Form 10-Q
period 2006-12-29
Harris Stratex Networks, Inc.
filed 2007-02-16
CIK 1377789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33278
HARRIS STRATEX NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5961564

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

637 Davis Drive Morrisville, North Carolina	27560

(Address of principal executive offices)	(Zip Code)
(919) 767-3250

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑ *
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large Accelerated Filer ☐          Accelerated Filer ☐          Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐ No ☑

Class of Stock	Shares Outstanding as of February 12, 2007

Class A Common Stock, par value $0.01 per share	24,805,668
Class B Common Stock, par value $0.01 per share	32,850,965
Total shares of common stock outstanding	57,656,633

*	The Registrant has not been subject to the filing requirements for the past 90 days. The Registrant’s initial registration statement filed under the Securities Act of 1933 became effective on January 5, 2007 and the Registrant initially registered its Class A common stock under the Securities Exchange Act of 1934 on January 26, 2007. The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 since such dates.

HARRIS STRATEX NETWORKS, INC.
FORM 10-Q
For the Quarter Ended December 29, 2006
This Quarterly Report on Form 10-Q contains trademarks of Harris Stratex Networks, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
Consisting of
The Microwave Communications Division of Harris Corporation
CONDENSED COMBINED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended		Two Quarters Ended
	December 29,	December 30,	December 29,	December 30,
	2006	2005	2006	2005
	(In millions)
Revenue from product sales and services
Revenue from external product sales and services	$100.3	$86.3	$193.4	$170.6
Revenue from product sales and services with parent	0.9	2.4	1.4	2.8

Total revenue from product sales and services	101.2	88.7	194.8	173.4

Cost of product sales and services
Cost of external product sales and services	(64.2)	(90.7)	(124.1)	(146.8)
Cost of product sales and services with parent	(2.2)	(4.2)	(5.1)	(6.0)

Total cost of product sales and services	(66.4)	(94.9)	(129.2)	(152.8)

Gross margin (deficit)	34.8	(6.2)	65.6	20.6

Engineering, selling and administrative expenses	(25.3)	(22.4)	(47.5)	(40.2)
Engineering, selling and administrative expenses with parent	(1.5)	(1.4)	(3.2)	(2.8)

Total engineering, selling and administrative expenses	(26.8)	(23.8)	(50.7)	(43.0)
Corporate allocations expense	(1.8)	(1.7)	(3.4)	(3.2)

Operating income (loss)	6.2	(31.7)	11.5	(25.6)

Interest income	0.2	0.5	0.3	0.6
Interest expense	(0.3)	(0.2)	(0.5)	(0.4)

Income (loss) before income taxes	6.1	(31.4)	11.3	(25.4)
Income taxes	(0.3)	(6.0)	(0.7)	(6.3)

Net income (loss)	$5.8	$(37.4)	$10.6	$(31.7)

See accompanying Notes to Condensed Combined Financial Statements.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
Consisting of
The Microwave Communications Division of Harris Corporation
and Subsidiaries
CONDENSED COMBINED BALANCE SHEET
(Unaudited)

	December 29,	June 30,
	2006	2006(1)
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$12.2	$13.8
Receivables	105.7	123.9
Unbilled costs	36.1	25.5
Inventories	85.0	71.9

Total current assets	239.0	235.1
Other Assets
Property, plant and equipment	48.9	51.8
Goodwill	29.2	28.3
Identifiable intangible assets	5.5	6.4
Non-current notes receivable	6.6	3.8
Non-current deferred income taxes	9.6	9.6
Other assets	19.0	17.6

	118.8	117.5

Total assets	$357.8	$352.6

Liabilities and Division Equity
Current Liabilities
Short-term debt	$0.1	$0.2
Accounts payable	46.5	42.1
Compensation and benefits	12.4	17.4
Other accrued items	15.2	19.1
Advance payments and unearned income	15.6	9.2
Due to Harris Corporation	0.3	—

Total current liabilities	90.1	88.0
Other Liabilities
Due to Harris Corporation	—	12.6

Total liabilities	90.1	100.6
Shareholder and Division Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, Class A, $0.01 par value; 300,000,000 shares authorized; none issued	—	—
Common stock, Class B $0.01 par value; 100,000,000 shares authorized; issued and outstanding 1 share at December 29, 2006, none issued at June 30, 2006	—	—
Division equity	272.5	253.4
Accumulated other comprehensive loss	(4.8)	(1.4)

Total shareholder and division equity	267.7	252.0

	$357.8	$352.6

(1)	Derived from audited financial statements.
See accompanying Notes to Condensed Combined Financial Statements.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
Consisting of
The Microwave Communications Division of Harris Corporation
and Subsidiaries
CONDENSED COMBINED STATEMENT OF CASH FLOWS
(Unaudited)

	Two Quarters Ended
	December 29,	December 30,
	2006	2005
	(In millions)
Operating Activities
Net income (loss)	$10.6	$(31.7)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6.2	6.3
Gain on sale of land and building	—	(1.8)
Non-current deferred income tax	—	5.7
Changes in operating assets and liabilities:
Receivables	15.4	(9.2)
Unbilled costs and inventories	(23.7)	18.8
Accounts payable and accrued expenses	(4.5)	8.3
Advance payments and unearned income	6.4	(0.8)
Due to Harris Corporation	(12.3)	(8.1)
Other	(3.8)	4.6

Net cash used in operating activities	(5.7)	(7.9)

Investing Activities
Proceeds from sale of land and building	—	4.6
Additions of property, plant and equipment	(1.9)	(2.2)
Additions of capitalized software	(3.1)	(0.9)

Net cash (used in) provided by investing activities	(5.0)	1.5

Financing Activities
(Decrease) increase in short-term debt, net	(0.1)	1.8
Net cash and other transfers from Harris Corporation	8.5	4.6

Net cash provided by financing activities	8.4	6.4

Effect of exchange rate changes on cash and cash equivalents	0.7	0.6

Net (decrease) increase in cash and cash equivalents	(1.6)	0.6
Cash and cash equivalents, beginning of year	13.8	7.8

Cash and cash equivalents, end of period	$12.2	$8.4

See accompanying Notes to Condensed Combined Financial Statements.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)
December 29, 2006
Note A — Significant Business Development, Basis of Presentation and Nature of Operations
     Significant Business Development — On January 26, 2007, Harris Stratex Networks, Inc. (the “Company”) completed its merger with Stratex Networks, Inc. or Stratex pursuant to a Formation, Contribution and Merger Agreement among Harris Corporation, Stratex, and Stratex Merger Corp., as amended and restated on December 18, 2006 and amended by letter agreement on January 26, 2007 (the Combination Agreement). On January 26, 2007, pursuant to the Combination Agreement, Stratex Merger Corp., a wholly owned subsidiary of the Company, merged with and into Stratex with Stratex as the surviving corporation (renamed as “Harris Stratex Networks Operating Corporation”). Concurrently with the merger of Stratex and Stratex Merger Corp. (the “merger”), Harris Corporation contributed the Microwave Communications Division, including $32.1 million in cash, to the Company (the “contribution transaction”).
     Pursuant to the merger with Stratex, each share of Stratex common stock was converted into one-fourth of a share of the Company’s Class A common stock. As a result of the transaction, 24,733,114 shares of the Company’s Class A common stock were issued to the former holders of Stratex common stock. In the contribution transaction, Harris Corporation contributed the assets of MCD, including $32.1 million in cash, and, in exchange the Company assumed certain liabilities of Harris Corporation related to MCD and issued 32,850,965 shares of the Company’s Class B common stock to Harris Corporation. As a result of these transactions, Harris Corporation owned approximately 57 percent and the former Stratex shareholders owned approximately 43 percent of the total stock of the Company outstanding immediately following the closing. The Stratex acquisition will be accounted for as a purchase business combination.
     Basis of Presentation — The accompanying condensed combined financial statements include the accounts of the Microwave Communications Division of Harris Corporation (“MCD”) and Harris subsidiaries classified as part of MCD. These financial statements have been determined to be the historical financial statements of Harris Stratex Networks, Inc. As used in these notes, the terms “MCD” refers to the combined operations of the Microwave Communications Division of Harris Corporation. Significant intercompany transactions and accounts have been eliminated. The combined financial statements are prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and changes in cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter and two quarters ended December 29, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 30, 2006 has been derived from the audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements.
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     The accompanying historical financial statements are presented on a carve-out basis and reflect the assets, liabilities, revenues and expenses that were directly attributable to MCD as it was operated within Harris Corporation. MCD’s combined statements of operations include all of the related costs of doing business, including an allocation of certain general corporate expenses of Harris Corporation, which were in support of MCD, including costs for finance, legal, treasury, purchasing, quality, environmental, safety, human resources, tax, audit and public relations departments and other corporate and infrastructure costs. MCD was allocated $1.8 million and $1.7 million of these overhead costs related to Harris Corporation’s shared functions for the quarters ended December 29, 2006 and December 30, 2005, respectively, and $3.4 million and $3.2 million for the two quarters ended December 29, 2006 and December 30, 2005, respectively. These costs represent approximately 10.2 percent and 10.8 percent, respectively, of the total cost of these shared services in each of the quarters ended December 29, 2006 and December 30, 2005, respectively, and approximately 10.0 percent and 10.3 percent, respectively, of the total cost of these shared services in each of the two quarters ended December 29, 2006 and December 30, 2005, respectively. These cost allocations were primarily based on a ratio of MCD sales to total Harris Corporation sales multiplied by the total headquarters expense of Harris Corporation. Management believes that these allocations were made on a reasonable basis.
     Nature of Operations — Through December 29, 2006, the reported results and financial condition of the Company consist entirely of MCD which designs, manufactures and sells a broad range of microwave radios for use in worldwide wireless communications networks. Applications include cellular/mobile infrastructure connectivity; secure data networks; public safety transport for state, local and Federal government users; and right-of-way connectivity for utilities, pipelines, railroads and industrial companies. In general, wireless networks are constructed using microwave radios and other equipment to connect cell sites, fixed-access facilities, switching systems, land mobile radio systems and other similar systems.
     Related Party Transactions — Harris Corporation has provided information services, human resources, financial shared services, facilities, legal support, and supply chain management services to the Company. The charges for these services were billed to MCD primarily based on actual usage.
     These amounts were charged directly to MCD and were not part of the corporate allocations expense in the condensed combined statements of operations of MCD for the periods presented in this report. The amount charged to MCD for these services was $3.7 million and $5.6 million in each of the quarters ended December 29, 2006 and December 30, 2005, respectively, and $8.3 million and $8.8 million in each of the two quarters ended December 29, 2006 and December 30, 2005, respectively. These amounts are included in the cost of product sales and services and engineering, selling and administrative expenses captions in the condensed combined statements of operations for the periods presented in this report.
     There are other services Harris Corporation provides to the Company that are not directly charged to the Company. These functions and amounts are explained above under the subtitle “Basis of Presentation.” These amounts are included within “Due to Harris Corporation” on the Condensed Combined Balance Sheets. Additionally, the Company has other receivables and payables in the normal course of business with Harris Corporation. These amounts are netted within Due to Harris Corporation on the condensed combined balance sheets of MCD. Total receivables from Harris Corporation were $16.8 million and $7.5 million at December 29, 2006 and June 30, 2006, respectively. Total payables to Harris Corporation were $17.1 million and $20.1 million at December 29, 2006 and June 30, 2006, respectively.
     Harris Corporation was the primary source of MCD’s financing and equity activities for the periods presented in this report. During the first two quarters of fiscal 2007, Harris Corporation’s net investment in MCD was increased by $8.5 million. During the first two quarters of fiscal 2006, Harris Corporation’s net investment in MCD was increased by $4.6 million.
     Additionally, Harris Corporation has loaned funds to MCD to fund its international entities and MCD has provided excess cash at various locations to Harris Corporation. MCD recognized interest income and expense on these loans. The amount of interest income and expense for both the quarter and two quarters ended December 29, 2006 and December 30, 2005 was not significant.
     The Company has sales to and purchases from other entities of Harris Corporation from time to time. The entity initiating the transaction sells to the other Harris entity at cost or transfer price, depending on jurisdiction. The entity making the sale to the end customer records the profit on the transaction above cost or transfer price, depending on jurisdiction. MCD sales to other entities of Harris Corporation were $0.9 million and $2.4 million in the quarters ended December 29, 2006 and December 30, 2005, respectively, and $1.4 million and $2.8 million in the two quarters ended December 29, 2006 and December 30, 2005, respectively. MCD also recognized costs associated with related party purchases of $2.2 million and $4.2 million in the quarters ended December 29, 2006 and December 30, 2005, respectively, and $5.1 million and $6.0 million in the two quarters ended December 29, 2006 and December 30, 2005, respectively.
Note B — Recent Accounting Pronouncements
     In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides a simplified alternative method to calculate the beginning pool of excess tax benefits against which excess future deferred tax assets (that result when the compensation cost recognized for an award exceeds the ultimate tax deduction) could be written off under FASB Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (“Statement 123R”). The guidance in FSP 123R-3 was effective on November 10, 2005. The Company has determined not to make the one-time election to adopt the alternative transition method described in FSP 123R-3. The Company has implemented the provisions of Statement 123R following the guidance for calculating the pool of excess tax benefits described in paragraph 81 of Statement 123R and the guidance related to reporting cash flows described in paragraph 68 of Statement 123R. The Company’s determination not to adopt the alternative transition method described in FSP 123R-3 did not have a material impact its financial position, results of operations or cash flows.
     In March 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“Issue 06-3”). The Task Force reached a conclusion that the presentation of taxes such as sales, use, value added, and excise taxes on either a gross (included in revenues and costs) or a net (excluded from revenues and costs) basis is an accounting policy decision that should be disclosed by a company. In addition, a company should disclose the amounts of those taxes such as sales, use, value added, and excise taxes that are reported on a gross basis in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of Issue 06-3 are effective for interim and annual reporting periods that begin after December 15, 2006. Harris Corporation disclosed in its Fiscal 2006 Form 10-K that MCD recorded taxes collected from customers and remitted to governmental authorities on a net basis. The early adoption and implementation of the provisions of Issue 06-3 did not have a material impact on MCD’s financial position, results of operations or cash flows.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years that begin after December 15, 2006, which for the Company will be its fiscal 2008. The Company is currently evaluating the impact FIN 48 will have on its financial position, results of operations and cash flows.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements. Statement 157 will be effective for the Company beginning in fiscal 2009. The Company is currently evaluating the impact Statement 157 will have on its financial position, results of operations and cash flows.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“Statement 158”), which amends FASB Statements No. 87, “Employers’ Accounting for Pensions;” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits;” No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions;” and No. 132(R), “Employers’ Disclosures about Pension and Other Postretirement Benefits.” Statement 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through the comprehensive income of a business entity. Statement 158 also requires an employer to measure the funded status of a plan as of the date of the employer’s year-end balance sheet, with limited exceptions. The portion of Statement 158 that requires the recognition of overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability will be effective for the Company as of June 29, 2007. The portion of Statement 158 that requires an employer to measure the funded status of a plan as of the date of the employer’s year-end balance sheet will be effective for the Company as of July 3, 2009. The Company is currently evaluating the impact Statement 158 will have on its financial position, results of operations and cash flows.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the SEC’s views regarding the process of quantifying misstatements in financial statements. The view of the SEC is that the effects of prior year errors in the balance sheet must be taken into account for the current year income statement financial reporting. The Company has implemented the provisions of SAB 108 during the first quarter of fiscal 2007 and it did not have a material impact on its financial position, results of operations or cash flows.

Note C — Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
     Total comprehensive income (loss) for the quarter and two quarters ended December 29, 2006 and December 30, 2005 was comprised of the following:

	Quarter Ended		Two Quarters Ended
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
	(in millions)		(in millions)
Net income (loss)	$5.8	$(37.4)	$10.6	$(31.7)
Other comprehensive income (loss):
Foreign currency translation	(3.7)	—	(3.4)	6.1
Net unrealized gain (loss) on hedging activities	—	—	—	(0.3)

Total comprehensive income (loss)	$2.1	$(37.4)	$7.2	$(25.9)

     The components of accumulated other comprehensive loss, net of tax, at December 29, 2006 and June 30, 2006 were as follows:

	December 29,	June 30,
	2006	2006
	(in millions)
Foreign currency translation adjustments	$(4.9)	$(1.5)
Net unrealized gain on hedging activity	0.1	0.1

	$(4.8)	$(1.4)

Note D — Receivables
     MCD’s receivables are summarized below:

	December 29,	June 30,
	2006	2006
	(in millions)
Accounts receivable	$107.5	$122.2
Notes receivable due within one year — net	5.8	9.8

	113.3	132.0
Less allowances for collection losses	(7.6)	(8.1)

	$105.7	$123.9

Note E — Inventories
     MCD’s inventories are summarized below:

	December 29,	June 30,
	2006	2006
	(in millions)
Finished products	$13.6	$17.1
Work in process	37.9	34.4
Raw materials and supplies	49.1	38.6

	100.6	90.1
Inventory reserves	(15.6)	(18.2)

	$85.0	$71.9

The reduction in inventory reserves primarily arose from analyses prepared by the Company in connection with its annual inventory revaluation.

Note F — Property, Plant and Equipment
     MCD’s property, plant and equipment are summarized below:

	December 29,	June 30,
	2006	2006
	(in millions)
Land	$0.6	$0.6
Buildings	21.9	21.9
Machinery and equipment	89.1	91.7

	111.6	114.2
Less allowances for depreciation	(62.7)	(62.4)

	$48.9	$51.8

     Depreciation expense related to plant and equipment was $1.4 million and $1.7 million in the quarters ended December 29, 2006 and December 30, 2005, respectively, and $2.9 million and $3.4 million in the two quarters ended December 29, 2006 and December 30, 2005, respectively .
     During the two quarters ended December 30, 2005, MCD recognized a gain of $1.8 million from the sale of land and building that is included in the engineering, selling and administrative expenses caption in the condensed combined statements of operations.
Note G — Accrued Warranties
     MCD has accrued for the estimated cost to repair or replace products under warranty at the time of sale. Changes in warranty liability, which is included as a component of other accrued liabilities on the condensed combined balance sheet, during the two quarters ended December 29, 2006 and December 30, 2005, were as follows:

	Two Quarters Ended
	December 29,	December 30,
	2006	2005
	(in millions)
Balance as of the beginning of the period	$3.9	$3.8
Warranty provision for sales made during the period	0.7	1.6
Settlements made during the period	(1.2)	(1.7)
Other adjustments to the liability including foreign currency translation during the period	0.1	0.1

Balance as of the end of the period	$3.5	$3.8

Note H — Restructuring Charges
     During fiscal 2006, MCD recorded $3.7 million of restructuring charges. In order to reduce expenses and increase operational efficiency, MCD implemented a restructuring plan in the second quarter of fiscal 2006 which included moving manufacturing at the Montreal, Canada location to the San Antonio, Texas manufacturing plant. As part of the restructuring plan, MCD reduced the workforce by 110 employees and recorded restructuring charges for employee severance benefits of $2.3 million and building lease obligations and transition costs of $1.4 million in fiscal 2006. In connection with this restructuring, MCD also recorded $1.1 million for fixed asset write-offs.
     For the restructuring charges related to relocation costs and retention bonuses, MCD applied the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” Restructuring charges are recorded as liabilities are incurred and are included in the engineering, selling and administrative expenses caption in the condensed combined statements of operations. Retention bonuses are recognized ratably over the required service period.
     The following table summarizes the activity relating to restructuring charges for the two quarters ended December 29, 2006:

	Severance	Facilities
	and	and
	Benefits	Other	Total
	(in millions)
Balance at June 30, 2006	$1.9	$0.3	$2.2
Provision in two quarters ended December 29, 2006	0.6	0.1	0.7
Cash payments in two quarter ended December 29, 2006	(1.3)	(0.1)	(1.4)
Other	(0.2)	0.2	0.0

Balance at December 29, 2006	$1.0	$0.5	$1.5

Note I — Stock Options and Share-Based Compensation
     As of December 29, 2006, Harris Corporation had four shareholder-approved stock incentive plans for employees and the following types of share-based awards outstanding under these plans that MCD employees participate in: stock options, performance share awards, performance share unit awards and restricted stock awards. The compensation cost related to the share-based awards to MCD employees that was charged against pre-tax income was $0.3 million for the quarter ended December 29, 2006 compared to $0.5 million for the quarter ended December 30, 2005, and $0.7 million for the two quarters ended December 29, 2006 compared to $1.0 million for the two quarters ended December 30, 2005. The awards to MCD employees under these plans during the two quarters ended December 29, 2006 consisted of 87,800 shares under stock option grants; 18,600 shares under performance share awards; 2,400 shares under performance share unit awards and 18,000 shares under restricted stock awards. The fair value of these options and awards was estimated using a Black-Sholes-Merton option valuation model that used the following assumptions; expected volatility 32.2 percent; expected dividend yield of 1.0 percent and expected life in years of 4.33.
Note J — Business Segments
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131), established annual and interim reporting standards for an enterprise’s operating segments and related disclosures about geographic information and major customers. Operating segment information for the second quarter and first two quarters of fiscal 2007 and 2006 is presented in accordance with FAS 131. MCD is organized into three operating segments, around the markets it serves: North America microwave, International microwave and Network operations. The North America microwave segment designs, manufactures, sells and services microwave radio products, primarily for cellular network providers and private network users within North America. The International microwave segment designs, manufactures, sells and services microwave radio products, primarily for cellular network providers and private network users outside of North America. The Network operations segment designs, produces, sells and services network management systems, primarily for cellular network providers and private network users. The President of MCD has been identified as the Chief Operating Decision-Maker (CODM) as defined by FAS 131. Resources are allocated to each of these segments using information based on their operating income (loss). Information related to assets, capital expenditures and depreciation and amortization for the operating segments is not part of the discrete financial information provided to and reviewed by the CODM.
     The Company evaluates each segment’s performance based on its revenue and operating income (loss), which is defined as revenue less cost of product sales and services and engineering, selling and administrative expenses.

	Quarter Ended		Two Quarters Ended
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
	(in millions)		(in millions)
Revenue
North America microwave	$58.7	$46.7	$108.6	$92.2
International microwave	37.5	37.6	76.7	72.8
Network operations	5.0	4.4	9.5	8.4

	$101.2	$88.7	$194.8	$173.4

Income Before Income Taxes
Segment Operating Income (Loss):
North America microwave	$5.6	$6.3	$8.6	$12.7
International microwave	2.3	(36.8)	5.9	(35.7)
Network operations	0.1	0.5	0.4	0.6
Corporate allocations expense	(1.8)	(1.7)	(3.4)	(3.2)
Net interest income (expense)	(0.1)	0.3	(0.2)	0.2

Income (loss)before income taxes	$6.1	$(31.4)	$11.3	$(25.4)

During the second quarter ended December 30, 2005, MCD had a $34.9 million write-down of inventory in the International microwave segment related to product discontinuance.
Note K — Income Taxes
     MCD’s income tax expense for the periods presented has been determined as if it had been a stand-alone entity, although the actual tax liabilities and tax consequences applied only to Harris Corporation. MCD’s income tax expense relates to income taxes paid or to be paid in international jurisdictions for which net operating loss carryforwards were not available and domestic taxable income is deemed offset by tax loss carryforwards for which an income tax valuation allowance had been previously provided for in the financial statements. During the second quarter of fiscal 2006, MCD had a $5.7 million increase in certain net operating loss valuation allowances related to the decision to cease manufacturing activities in Canada, which negatively impacted income tax expense. The amount of domestic, international and state and local tax loss carryforwards as of December 29, 2006, had MCD been a stand-alone company, was $78.7 million. Upon the consummation of the merger transaction with Stratex, these net operating loss carryforwards will not be available to Harris Stratex Networks, Inc.
Note L — Subsequent Event
In order to improve operating efficiencies and to create synergies through the consolidation of facilities, the management of the Company determined on January 29, 2007 to restructure its Montreal operations and began notifying approximately 200 employees that their employment will be terminated between April 1, 2007 and September 30, 2007 in the initial phase of the restructuring plan. The Company currently anticipates incurring total expenditures ranging from $8.5 million to $9.5 million in connection with this restructuring plan, consisting primarily of employee severance costs, benefits, and outplacement assistance, all of which will be paid in cash. At present, the Company is unable to determine whether there will be additional costs associated with this restructuring plan or to estimate the amount and type of additional costs.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Harris Stratex Networks, Inc.
We have reviewed the condensed combined balance sheet of Harris Stratex Networks, Inc. and Subsidiaries consisting of The Microwave Communications Division of Harris Corporation and Subsidiaries as of December 29, 2006, and the related condensed combined statements of operations for the quarter and two quarters ended December 29, 2006 and December 30, 2005, and the condensed combined statements of cash flows for the two quarters ended December 29, 2006 and December 30, 2005. These financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the condensed combined financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the combined balance sheets of The Microwave Communications Division of Harris Corporation and subsidiaries as of June 30, 2006, and the related combined statements of operations, cash flows, and comprehensive income (loss) and division equity for the year then ended, not presented herein, and in our report dated August 28, 2006, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying condensed combined balance sheet as of June 30, 2006, is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Certified Public Accountants

Raleigh, North Carolina
February 9, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS OF MCD
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, without limitation, statements about the market for our technology, our strategy and competition. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. For example, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed below under the headings “Overview”, “Liquidity, Capital Resources and Financial Strategies” and under the discussions of “Risk Factors” set forth in the proxy statement/prospectus included in the registration statement on Form S-4 filed with the Securities and Exchange Commission on January 5, 2007. All forward looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements.
Acquisition of Stratex Networks, Inc. and Combination with MCD
     As previously reported by the Company in the proxy statement/prospectus forming a part of the Registration Statement on Form S-4, as amended (Registration No. 333-137980), which was declared effective by the Securities and Exchange Commission on January 5, 2007 (the “S-4”), Harris Corporation and Stratex Networks, Inc., or Stratex entered into a Formation, Contribution and Merger Agreement dated September 5, 2006, which agreement was amended and restated on December 18, 2006 to, among other things, add the Company and Stratex Merger Corp. (“Merger Corp.”) as parties (the “Combination Agreement”). The Combination Agreement was further amended by the letter agreement on January 26, 2007. On January 26, 2007, pursuant to the Combination Agreement, Merger Corp., a wholly owned subsidiary of the Company, merged with and into Stratex with Stratex as the surviving corporation, and concurrently with the merger of Stratex and Merger Corp., Harris Corporation contributed the Microwave Communications Divisions (“MCD”), including $32.1 million in cash, to the Company. In addition, Stratex changed its name to Harris Stratex Networks Operating Corporation.
     Pursuant to the merger, each share of Stratex common stock was converted into one-fourth of a share of the Company’s Class A common stock, and, as a result, approximately 24,733,114 shares of the Company’s Class A common stock were issued to the former holders of Stratex common stock. The sale of the Company’s Class A common stock to the former holder of Stratex common stock was registered under the Securities Act of 1933, as amended pursuant to the S-4. Shares of the Company’s Class A common stock are listed on the NASDAQ Global Market under the ticker symbol “HSTX” and commenced trading on January 29, 2007.
     The merger with Stratex and the contribution of MCD and cash by Harris Corporation will have a significant impact on our consolidated financial position, results of operations and cash flows. Our revenues, cost of revenue and operating expenses will increase in the future as a result of these transactions. The discussions in this section of this report on Form 10-Q, as well as the financial statements contained herein, do not reflect the impact of these transactions.
Overview
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of MCD, which is sometimes referred to in this Form 10-Q as the MD&A, is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, the condensed combined financial statements for MCD and related Notes beginning on page 3 of this report.
     The following is a list of the sections of MD&A, together with the perspective of the Company’s management on the contents of these sections of MD&A, which is intended to make reading these pages more productive:
•	Business Considerations — a general description of the MCD businesses; the value drivers of these businesses and MCD’s strategy for achieving value; fiscal 2007 key indicators; and industry-wide opportunities, challenges and risks that are relevant to MCD in the microwave communications industry.

•	Operations Review — an analysis of MCD’s consolidated results of operations and of the results in each of its three operating segments, to the extent the operating segment results are helpful to gaining an understanding of the MCD business as a whole, for the quarter and two quarters ended December 2006 and December 2005 presented in MCD’s financial statements.

•	Liquidity, Capital Resources and Financial Strategies — an analysis of cash flows, contractual obligations, off-balance sheet arrangements, commercial commitments, financial risk management, impact of foreign exchange and impact of inflation.

•	Critical Accounting Policies and Estimates — a discussion of accounting policies and estimates that require the most judgment and a discussion of accounting pronouncements that have been issued but not yet implemented by MCD and their potential impact.
Business Considerations
     General
     MCD has been a leading global wireless transmission networks solutions provider focused on providing microwave communications products, systems and services for private network operators and mobile telecommunications providers. MCD’s three segments serve markets for microwave products and services in North America (North America microwave), International (International microwave) and network management software solutions worldwide (Network operations). MCD generates revenue, income and cash flows by developing, manufacturing and selling microwave communications products and network management software as well as providing related services. MCD generally sells products and services directly to its customers. MCD utilizes agents and distributors to sell some products and services, especially in international markets.
     Financial information with respect to corporate expenses that were not allocated to MCD’s three business segments is reported as part of corporate allocations expense.
     The mission statement of the Company is: “Harris Stratex Networks offers the most reliable, flexible, scalable, and easy to use wireless network solutions in the world for mobile, government and private networks. Every day, we build lasting customer relationships, grow our company and build new value for our shareholders by listening to our customers, delivering innovative products matched to market demand and offering superior service and quality. We’re committed to helping customers meet their competitive demands by building new wireless networks, upgrading existing networks and providing complete professional services.”
     Value Drivers of MCD’s Businesses and Strategy for Achieving Value
     MCD is committed to its mission statement, and MCD believes that executing the mission statement creates value. Consistent with this commitment, MCD currently focuses on these key value drivers:
•	Continue profitable revenue growth in all segments;

•	Ongoing attention to operating efficiencies and cost reductions;

•	Maintain an efficient capital structure.
     Continuing Profitable Revenue Growth in All Segments
     MCD has endeavored to capitalize on its strength in the North American market by continuing to win opportunities with public telecommunications providers as well as Federal, state and other private network operators to meet increasing demand for capacity requirements and the demand for high-reliability, high-bandwidth networks that are more secure and better protected against natural and man-made disasters; increase its international revenue by offering new products and expanding regional sales channels to penetrate major regional mobile telecom operators; and offering engineering and other professional services for network planning, systems architecture design and project management as a global competitive advantage.
     Focusing on Operating Efficiencies and Cost Reductions
     The principal focus areas for operating efficiencies and cost management are: reducing procurement costs through an emphasis on coordinated supply chain management; reducing product costs through dedicated engineering resources focused on product design; improving manufacturing efficiencies across all segments; and optimizing facility utilization.
     Key Indicators
     The Company’s management believes that these value drivers, when implemented, will improve key indicators such as: net income, revenue, gross profit margin, operating cash flows, total assets as a percentage of revenue and total equity as a percentage of revenue.

     Industry-Wide Opportunities, Challenges and Risks
     Global trends and developments in the microwave communications markets include:
•	Continuing build-out of new networks in emerging markets to meet rapid subscriber growth;

•	Increasing demand for microwave communications due to build-outs for third-generation, or 3G, services rapidly increasing the number of cell sites;

•	Increasing demand to support capacity needs for new triple-play services;

•	Continuing fixed-line to mobile-line substitution;

•	Private networks and public telecommunications operators building high-reliability, high-bandwidth networks that are more secure and better protected against natural and man-made disasters;

•	Continuing global mobile operator consolidation; and

•	The Federal Communications Commission, or FCC, mandate for a 2 GHz relocation project in calendar 2007.
     The Company’s management believes that its experience and capabilities are well aligned with, and that it is positioned to capitalize on, the market trends noted above. While the Company believes that these developments generally will have a positive impact on MCD’s business, it remains subject to general economic conditions that could adversely affect its customers. The Company also remains subject to other risks associated with these markets, including technological uncertainties; slow market adoption of digital radio or any of MCD’s new products; the failure to obtain and retain expected synergies from the transactions contemplated by the Combination Agreement; rates of success in executing, managing and integrating key acquisitions and transactions, including the integration of the operations, personnel and business of Stratex with those of MCD; the ability to achieve business plans for the Company; the ability to manage and maintain key customer relationships; the ability to fund debt service obligations through operating cash flow; the ability to obtain additional financing in the future and react to competitive and technological changes; the ability to comply with restrictive covenants in the Company’s indebtedness; the ability to compete with a range of other providers of microwave communications products and services; the effect of technological changes on the Company’s businesses; the functionality or market acceptance of new products that the Company may introduce; the extent to which the Company’s future earnings will be sufficient to cover its fixed charges; the effect of competition; the failure of the Company to protect its intellectual property rights; currency and interest rate risks; the impact of political, economic and geographic risks on international sales; the ability to retain the principal sources of revenue of Stratex and MCD; and future changes in prices for the Company’s products and services.
Quarter Ended December 29, 2006 Compared to the Quarter Ended December 30, 2005
     Revenue and Net Income (Loss)

			Percent
			Increase/
	Q2 FY07	Q2 FY06	(Decrease)
	(in millions, except percentages)
Revenue	$101.2	$88.7	14.1%
Net income (loss)	$5.8	$(37.4)	N/M
% of revenue	5.7%	N/M
     N/M — Not meaningful
     MCD’s revenue for the second quarter of fiscal 2007 was $101.2 million, an increase of 14.1 percent compared to the second quarter of fiscal 2006. Net income for the second quarter of fiscal 2007 was $5.8 million compared to a net loss of $37.4 million in the second quarter of fiscal 2006. Net income in the second quarter of fiscal 2006 was negatively impacted by inventory write-downs related to product discontinuances totaling $34.9 million, $0.5 million in severance benefits related to the restructuring plan which included moving manufacturing from the Montreal, Canada location to the San Antonio, Texas manufacturing plant, and the related increase in income tax valuation allowances of $5.7 million as discussed under Note K “Income Taxes” of the Notes to Condensed Combined Financial Statements under Part 1, Item 1 above. Revenue increased in the second quarter of fiscal 2007 in the North America microwave and Network operations segments by 25.7 percent and 13.6 percent, respectively, compared to the second quarter of fiscal 2006. Revenue in the International Microwave segment was flat in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. The 14.1 percent increase in revenue was due to increased sales of TRuepoint™, MCD’s premier product line.

Due to higher margins on TRuepoint™ product line compared to other MCD legacy product lines, overall margins and net income increased over the prior-year quarter.
     Increased demand for MCD’s products in North America during the second quarter of fiscal 2007 came from both wireless service providers and private networks. Mobile operators are beginning to substitute microwave wireless capabilities for leased lines to reduce network operating costs. In addition, they are expanding their geographic footprint and increasing capacity to handle high-bandwidth voice, data, and video services. Private network demand also increased significantly during the second quarter of fiscal 2007, driven by the need for higher bandwidth and by the availability of Federal grant dollars to improve interoperability of public safety networks.
     International demand for MCD’s products remained strong during the second quarter of fiscal 2007, as well, with orders significantly outpacing sales, reflecting the continued expansion of the global customer base. Europe, the Middle East and Africa continued to dominate orders, driven by the deployment of 3G services and network expansions. Major orders in the second quarter of fiscal 2007 were received from network operators in Romania, Nigeria, Burkina Faso, Gabon, Benin, Niger, Togo, Kenya, Portugal, Indonesia, Russia, Brazil, and Mexico.
     Gross Margin (Deficit)

			Percent
			Increase/
	Q2 FY07	Q2 FY06	(Decrease)
	(in millions, except percentages)
Revenue	$101.2	$88.7	14.1%
Cost of product sales and services	(66.4)	(94.9)	N/M
Gross margin (deficit)	$34.8	$(6.2)	N/M
% of revenue	34.4%	N/M
     MCD’s gross margin (revenue less cost of product sales and services) as a percentage of revenue was 34.4 percent in the second quarter of fiscal 2007 compared to a negative amount in the second quarter of fiscal 2006 which was attributable to the $34.9 million write-down of inventory related to product discontinuance which negatively impacted gross margin. Excluding the impact of this charge, gross margin increased due to increased shipments of TRuepoint™. See “Discussion of Business Segments” below for further information.
     Engineering, Selling and Administrative Expenses

			Percent
			Increase/
	Q2 FY07	Q2 FY06	(Decrease)
	(in millions, except percentages)
Engineering, selling and administrative expenses	$26.8	$23.8	12.6%
% of revenue	26.5%	26.8%
     MCD’s engineering, selling and administrative expenses increased from $23.8 million in the second quarter of fiscal 2006 to $26.8 million in the second quarter of fiscal 2007. As a percentage of revenue, these expenses were relatively flat, decreasing slightly from 26.8 percent in the second quarter of fiscal 2006 to 26.5 percent in the second quarter of fiscal 2007. The increase in engineering, selling, and administrative expenses was primarily related to a $1.8 million gain on the sale of a building in San Antonio, Texas in the second quarter of fiscal 2006, $1.7 million in costs associated with the merger with Stratex and increased selling costs related to the 14.1 percent increase in sales. See “Discussion of Business Segments” below for further information.
     Income Taxes

			Percent
			Increase/
	Q2 FY07	Q2 FY06	(Decrease)
	(in millions, except percentages)
Income (loss) before income taxes	$6.1	$(31.4)	N/M
Income tax expense	0.3	6.0	N/M
% of income before income taxes	4.9%	N/M
     The basis for determining income tax expense for MCD is discussed in Note K “Income Taxes” of the Note to Condensed Combined Financial Statements under Part 1, Item 1, above. During the second quarter of fiscal 2006, we had a $5.7 million increase in net operating loss valuation allowances related to the decision to cease manufacturing activities in Canada, which negatively impacted income tax expense. Excluding the impact of this charge, the decrease in tax expense as a percent of sales was the result of increased income from domestic sales in the second quarter of fiscal 2007 for which there were available tax loss carryforwards. The amount of domestic, international and state and local tax loss carryforwards as of December 29, 2006, had MCD been a stand-alone company, was $78.7 million. Upon the consummation of the merger transaction with Stratex, these net operating loss carryforwards will not be available to Harris Stratex Networks, Inc.
     Discussion of Business Segments
     North America Microwave

			Percent
			Increase/
	Q2 FY07	Q2 FY06	(Decrease)
	(in millions, except percentages)
Revenue	$58.7	$46.7	25.7%
Segment operating income	5.6	6.3	(11.1)%
% of revenue	9.5%	13.5%
     North America microwave segment revenue increased 25.7 percent from the second quarter of fiscal 2006 to the second quarter of fiscal 2007. This segment had operating income of $5.6 million in the second quarter of fiscal 2007 compared to $6.3 million in the second quarter of fiscal 2006. The strengthening market for microwave radios primarily drove the increase in revenue. Demand in the North America microwave segment was driven primarily by mobile operators that are upgrading and expanding networks for high bandwidth voice, data and video services and by private networks upgrading for increased reliability, survivability and interoperability.
     The decrease in operating income was primarily due to increased engineering, selling and administrative expenses in the second quarter of fiscal 2007 when compared to the second quarter of fiscal 2006 due to higher engineering costs and $1.0 million of third party and internal costs for legal expenses, integration planning and support and tax advice related to the merger with Stratex.
     International Microwave Segment

			Percent
			Increase/
	Q2 FY07	Q2 FY06	(Decrease)
	(in millions, except percentages)
Revenue	$37.5	$37.6	(0.3)%
Segment operating income (loss)	2.3	(36.8)	N/M
% of revenue	6.1%	N/M
     International microwave segment revenue decreased 0.3 percent from the second quarter of fiscal 2006 to the second quarter of fiscal 2007. This segment had operating income of $2.3 million in the second quarter of fiscal 2007 compared to an operating loss of $36.8 million in the second quarter of fiscal 2006. Operating loss in the second quarter of fiscal 2006 was negatively impacted by inventory write-downs related to product discontinuances totaling $34.9 million and $0.5 million in severance benefits related to a restructuring plan which included moving manufacturing at the Montreal, Canada location to the San Antonio, Texas manufacturing plant.
     Excluding the impact of these charges, operating income would have increased primarily due to improved gross margins in the second quarter of fiscal 2007 as a result of increased shipments of the TRuepoint™ product line. The engineering, selling and administrative expenses increased in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006, however, due to an increase in engineering costs and $0.6 million of third party and internal costs for legal expenses, integration planning and support and tax advice related to the merger with Stratex.
     Network Operations Segment

			Percent
			Increase/
	Q2 FY07	Q2 FY06	(Decrease)
	(in millions, except percentages)
Revenue	$5.0	$4.4	13.6%
Segment operating income	0.1	0.5	(80.0)%
% of revenue	2.0%	11.4%
     Network operations segment revenue increased 13.6 percent from the second quarter of fiscal 2006 to the second quarter of fiscal 2007. This segment had operating income of $0.1 million in the second quarter of fiscal 2007 compared to $0.5 million in the second quarter of fiscal 2006. The increase in revenue was due to increased orders. The decrease in operating income resulted from a mix shift from higher margin software revenue to lower margin services revenue year over year, increased amortization of capitalized software and increased selling expenses.
Two Quarters Ended December 29, 2006 Compared to the Two Quarters Ended December 30, 2005
     Revenue and Net Income

			Percent
			Increase/
	H1 FY07	H1 FY06	(Decrease)
	(in millions, except percentages)
Revenue	$194.8	$173.4	12.3%
Net income (loss)	$10.6	$(31.7)	N/M
% of revenue	5.4%	N/M
     MCD’s revenue for the first two quarters of fiscal 2007 was $194.8 million, an increase of 12.3 percent compared to the first two quarters of fiscal 2006. Net income for the first two quarters of fiscal 2007 was $10.6 million compared to a $31.7 million loss in the first two quarters of fiscal 2006. Revenue increased in the North America microwave, International microwave and Network operations segments by 17.8 percent, 5.4 percent and 13.1 percent, respectively. Net income in the first two quarters of fiscal 2006 was negatively impacted by inventory write-downs related to product discontinuances totaling $34.9 million, $0.5 million in severance benefits related to the restructuring plan which included moving manufacturing at the Montreal, Canada location to the San Antonio, Texas manufacturing plant and the related increase in income tax valuation allowances of $5.7 million. The 12.3 percent increase in revenue was due to increased sales of TRuepoint™, MCD’s premier product line. Due to higher margins on TRuepoint™ product line compared to other MCD legacy product lines, overall margins and net income increased over the prior-year two quarters.
     As in the second quarter, increased demand for MCD’s products in North America during the first half of fiscal 2007 came from both wireless service providers and private networks because mobile operators began to substitute microwave wireless capabilities for leased lines to reduce network operating costs and they are expanding their geographic footprint and increasing capacity to handle high-bandwidth voice, data, and video services. Private network demand also increased significantly during the first two quarters of fiscal 2007 compared to the first two quarters of fiscal 2006, driven by the need for higher bandwidth and by the availability of Federal grant dollars to improve interoperability of public safety networks.
     International demand for MCD’s products remained strong during the first half of fiscal 2007 compared to the first half of fiscal 2006 as well, with orders significantly outpacing sales, reflecting the continued expansion of the global customer base. Europe, the Middle East and Africa continued to dominate orders, driven by the deployment of 3G services and network expansions. Major orders in the first half of fiscal 2007 were received from network operators in Romania, Nigeria, Burkina Faso, Gabon, Benin, Niger, Togo, Kenya, Portugal, Indonesia, Russia, Brazil, and Mexico.
     Gross Margin

			Percent
			Increase/
	H1 FY07	H1 FY06	(Decrease)
	(in millions, except percentages)
Revenue	$194.8	$173.4	12.3%
Cost of product sales and services	(129.2)	(152.8)	(15.4)%
Gross margin	$65.6	$20.6	218.4%
% of revenue	33.7%	11.9%
     MCD’s gross margin (revenue less cost of product sales and services) as a percentage of revenue was 33.7 percent in the first two quarters of fiscal 2007 compared to 11.9 percent in the first two quarters of fiscal 2006. During the second quarter of 2006, we had a $34.9 million write-down of inventory related to product discontinuance which negatively impacted gross margin.

     Engineering, Selling and Administrative Expenses

			Percent
			Increase/
	H1 FY07	H1 FY06	(Decrease)
	(in millions, except percentages)
Engineering, selling and administrative expenses	$50.7	$43.0	17.9%
% of revenue	26.0%	24.8%
     MCD’s engineering, selling and administrative expenses increased from $43.0 million in the first two quarters of fiscal 2006 to $50.7 million in the first two quarters of fiscal 2007. The increase in engineering, selling, and administrative expenses was primarily related to a $1.8 million gain on the sale of a building in San Antonio, Texas in the second quarter of fiscal 2006, $1.7 million in costs associated with the merger transaction with Stratex in fiscal 2007 and increased selling costs related to the 12.3 percent increase in sales in fiscal 2007.
     Income Taxes

			Percent
			Increase/
	H1 FY07	H1 FY06	(Decrease)
	(in millions, except percentages)
Income (loss)before income taxes	$11.3	$(25.4)	N/M
Income tax expense	0.7	6.3	N/M
% of income before income taxes	6.2%	N/M
     The basis for determining income tax expense for MCD is discussed in Note K “Income Taxes” of the Note to Condensed Combined Financial Statements under Part 1, Item 1, above. During the first two quarters of fiscal 2006, there was a $5.7 million increase in net operating loss valuation allowances related to the decision to cease manufacturing activities in Canada, which negatively impacted income tax expense. Excluding the impact of this charge, the increase in tax expense as a percent of income before income taxes resulted from a decrease in income from domestic sales on a year over year basis. The amount of domestic, international and state and local tax loss carryforwards as of December 29, 2006, had MCD been a stand-alone company, was $78.7 million. Upon the consummation of the merger transaction with Stratex, these net operating loss carryforwards will not be available to Harris Stratex Networks, Inc.
     Discussion of Business Segments
     North America Microwave

			Percent
			Increase/
	H1 FY07	H1 FY06	(Decrease)
	(in millions, except percentages)
Revenue	$108.6	$92.2	17.8%
Segment operating income	8.6	12.7	(32.3)%
% of revenue	7.9%	13.8%
     North America microwave segment revenue increased 17.8 percent from the first two quarters of fiscal 2006 to the first two quarters of fiscal 2007. This segment had operating income of $8.6 million in the first two quarters of fiscal 2007 compared to $12.7 million in the first two quarters of fiscal 2006. The strengthening market for microwave radios primarily drove the increase in revenue. Demand in the North America microwave segment was driven primarily by mobile operators that are upgrading and expanding networks for high bandwidth voice, data and video services and by private networks upgrading for increased reliability, survivability and interoperability.
     The decrease in operating income was primarily due to a change in product mix in the first quarter of fiscal 2007 due to two key customers buying a large volume of radios at lower margins compared to the first quarter of fiscal 2006 combined with increased engineering, selling and administrative expenses in the first two quarters of fiscal 2007 when compared to the first two quarters of fiscal 2006 due to higher selling expenses, engineering costs and $1.0 million of third party and internal costs for legal expenses, integration planning and support and tax advice related to the merger with Stratex.

     International Microwave Segment

			Percent
			Increase/
	H1 FY07	H1 FY06	(Decrease)
	(in millions, except percentages)
Revenue	$76.7	$72.8	5.4%
Segment operating income (loss)	5.9	(35.7)	N/M
% of revenue	7.7%	N/M
     International microwave segment revenue increased 5.4 percent from the first two quarters of fiscal 2006 to the first two quarters of fiscal 2007. This segment had operating income of $5.9 million in the first two quarters of fiscal 2007 compared to an operating loss of $35.7 million in the first two quarters of fiscal 2006. Operating loss in the first two quarters of fiscal 2006 was negatively impacted by inventory write-downs related to product discontinuances totaling $34.9 million, $0.5 million in severance benefits related to the restructuring plan which included moving manufacturing at the Montreal, Canada location to the San Antonio, Texas manufacturing plant. The success of this segment’s TRuepoint™ radio products and a strengthening market for microwave radios primarily drove the increase in revenue.
     Excluding the impact of these charges, the increase in operating income was primarily due to improved gross margins in the first two quarters of fiscal 2007 as a result of increased shipments of the TRuepoint™ product line, although engineering, selling and administrative expenses were higher in the first two quarters of fiscal 2007 than in the comparable period of fiscal 2006.
     Network Operations Segment

			Percent
			Increase/
	H1 FY07	H1 FY06	(Decrease)
	(in millions, except percentages)
Revenue	$9.5	$8.4	13.1%
Segment operating income	0.4	0.6	(33.3)%
% of revenue	4.2%	7.1%
     Network operations segment revenue increased 13.1 percent from the first two quarters of fiscal 2006 to the first two quarters of fiscal 2007. This segment had operating income of $0.4 million in the first two quarters of fiscal 2007 compared to $0.6 million in the first two quarters of fiscal 2006. The increase in revenue was due to increased orders. The decrease in operating income was driven by a product mix shift from higher margin software revenue to lower margin services revenue year over year, increased amortization of capitalized software and increased selling expenses.

     Liquidity, Capital Resources and Financial Strategies
     Cash Flows

	First Two Quarters
	2007	2006
	(in millions)
Net cash used in operating activities	$(5.7)	$(7.9)
Net cash (used in) provided by investing activities	(5.0)	1.5
Net cash provided by financing activities	8.4	6.4
Effect of foreign exchange rate changes on cash	0.7	0.6

Net increase (decrease) in cash and cash equivalents	$(1.6)	$0.6

     Cash and Cash Equivalents
     MCD’s cash and cash equivalents decreased by $1.6 million to $12.2 million at the end of the second quarter of fiscal 2007, primarily due to cash used in operations of $5.7 million and $5.0 million in additions of property, plant and equipment and capitalized software. These uses of cash were partially offset by $8.5 million of cash and other transfers from Harris Corporation.
     Management currently believes that existing cash, funds generated from operations, and access to the public and private debt and equity markets will be sufficient to provide for the Company’s anticipated requirements for working capital, and capital expenditures for the next 12 months and the foreseeable future. On January 26, 2007, the Company acquired Stratex and received $32.1 million in cash from Harris Corporation as part of the completion of the merger and the contribution transaction under the Combination Agreement. Some of this cash will be used in the integration and restructuring activities of Harris Stratex during the next six to nine months and other significant non-operational cash payments are not anticipated in fiscal 2007. The financial information concerning the Company’s liquidity and capital resources contained in this report on Form 10-Q do not include any financial information about Stratex or financial information of MCD as of the closing date of the transactions under the Combination Agreement.
     There can be no assurance, however, that the Company’s business will generate cash flow, or that anticipated operational improvements will be achieved. If the Company is unable to maintain cash balances or generate sufficient cash flow from operations to service its obligations, the Company may be required to sell assets, reduce capital expenditures, or obtain financing. The Company’s ability to make scheduled principal payments or pay interest on or refinance any future indebtedness depends on its future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the microwave communications market and to general economic, political, financial, competitive, legislative and regulatory factors beyond the Company’s control.
     Net Cash Used in Operating Activities
     MCD’s net cash used in operating activities was $5.7 million in the first two quarters of fiscal 2007 compared to $7.9 million in the first two quarters of fiscal 2006. The improvement in cash flow was primarily due to higher profitability on increased sales, a decrease in receivables and an increase in advance payments and unearned income. This was somewhat offset by uses of cash for unbilled costs and inventory, payments to Harris Corporation for operating items and a decrease in accounts payable and accrued expenses. The increase in inventories was due to the build-up of several large projects scheduled to ship during the second half of fiscal 2007.
     Net Cash (Used in) Provided by Investing Activities
     MCD’s net cash used in investing activities was $5.0 million in the first two quarters of fiscal 2007 compared to net cash provided by investing activities of $1.5 million in the first two quarters of fiscal 2006. Net cash used in investing activities in the first two quarters of fiscal 2007 was primarily for $3.1 million additions of capitalized software and $1.9 million additions of plant and equipment. Net cash provided by investing activities in the first two quarters of fiscal 2006 was primarily due to $4.6 million proceeds from the sale of land and building in San Antonio, Texas. This was partially offset by $0.9 million additions of capitalized software and $2.2 million additions of plant and equipment.
     Net Cash Provided by Financing Activities
     MCD’s net cash provided by financing activities in the first two quarters of fiscal 2007 was $8.4 million compared to $6.4 million in the first two quarters of fiscal 2006. The net cash provided by financing activities for MCD came primarily from net cash transfers from Harris Corporation.

     Commercial Commitments
     The Company has entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers or to obtain insurance policies with its insurance carriers. At December 29, 2006, the Company had commercial commitments on outstanding letters of credit, guarantees and other arrangements, as follows:

	Expiration of Commitments by Fiscal Year
					After
	Total	2007	2008	2009	2009
	(in millions)
Standby letters of credit used for:
Bids	$0.2	$0.1	$0.1	$—	$—
Down payments	0.2	0.1	0.1	—	—
Performance	7.0	1.1	5.5	0.4	—
Warranty	0.6	0.6	—	—	—

	8.0	1.9	5.7	0.4	—
Surety bonds used for:
Bids	4.7	4.7	—	—	—
Performance	25.7	1.4	24.3	—	—

	30.4	6.1	24.3	—	—
Guarantees	0.2	0.2	—	—	—

Total commitments	$38.6	$8.2	$30.0	$0.4	$—

     Impact of Foreign Exchange
     The impact of translating the assets and liabilities of foreign operations to U.S. dollars is included as a component of division equity. At December 29, 2006, the cumulative translation adjustment decreased division equity by $4.9 million compared to a reduction of $1.5 million at June 30, 2006. MCD has utilized foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on MCD’s results in fiscal 2007 or 2006.
     Impact of Inflation
     To the extent feasible, MCD has consistently followed the practice of adjusting its prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services.
Critical Accounting Policies and Estimates
     The following is not intended to be a comprehensive list of all of MCD’s accounting policies or estimates. In preparing the financial statements and accounting for the underlying transactions and balances, the Company applies its accounting policies and estimates as disclosed in such Notes. The Company considers the estimates discussed below as critical to an understanding of the MCD financial statements because their application places the most significant demands on the Company’s judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting estimates are described in the following paragraphs. The impact and any associated risks related to these estimates on the MCD’s business operations are discussed throughout this MD&A where such estimates affect MCD’s reported and expected financial results. MCD makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.
     Besides estimates that meet the “critical” accounting estimate criteria, the Company makes many other accounting estimates in preparing its financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenue and expenses as well as disclosures of contingent assets and liabilities. Estimates are based on experience and other information available prior to the issuance of the financial statements. Materially different results can occur as circumstances change and additional information becomes known, including for estimates that the Company does not deem “critical.”

     Provisions for Excess and Obsolete Inventory
     MCD’s inventory has been valued at the lower of cost or market. The Company balances the need to maintain prudent inventory levels to ensure competitive delivery performance with the risk of excess or obsolete inventory due to changing technology and customer requirements. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on its estimated forecast of product demand, anticipated end of product life and production requirements. The review of excess and obsolete inventory primarily relates to the microwave business segments. Several factors may influence the sale and use of the Company’s inventories, including decisions to exit a product line, technological change and new product development. These factors could result in a change in the amount of obsolete inventory quantities on hand. Additionally, the Company’s estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may be overstated or understated. In the future, if the Company determines that its inventory is overvalued, the Company would be required to recognize such costs in cost of product sales and services in its statement of operations at the time of such determination. Likewise, if the Company determines its inventory is undervalued, the Company may have overstated cost of product sales and services may have been overstated in previous periods and would be required to recognize such additional income. MCD did not make any material changes in the reserve methodology used to establish its inventory loss reserves during the past three fiscal years.
     As of December 29, 2006, MCD’s reserve for excess and obsolete inventory was $15.6 million, or 15.5 percent of the gross inventory balance, which compares to a reserve of $18.2 million, or 20.2 percent of the gross inventory balance as of June 30, 2006. In the first two quarters of fiscal 2006, MCD had significant write-downs in inventory due to the discontinuance of legacy products in the International microwave segment. Although the Company makes every reasonable effort to ensure the accuracy of its forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company’s inventory and the Company’s reported operating results.
     Revenue Recognition
     Revenue primarily relates to product sales (other than for long-term contracts) and service arrangements, which are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, delivery of a product has occurred and title and risk of loss have transferred or services have been rendered. Further, if an arrangement other than a long-term contract requires the delivery or performance of multiple deliverables or elements under a bundled sale, we determine whether the individual elements represent “separate units of accounting” under the requirements of Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). If the separate elements meet the requirements listed in EITF 00-21, we recognize the revenue associated with each element separately. If the elements within a bundled sale are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are essential to the functionality.
     Revenue recognition from long-term contracts is recorded on a percentage-of-completion basis, generally using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Recognition of profit on long-term contracts requires estimates of: the total contract value; the total cost at completion; and the measurement of progress towards completion. Contracts are combined when specific aggregation criteria stated in the American Institute of Certified Public Accountant’s Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), are met. Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings when identified.
     Revenue recognition for internally developed capitalized software is in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2). Typically, our capitalized software sales do not have acceptance criteria in the contracts and proper documentation of Vendor Specific Objective Evidence (VSOE) is obtained before revenue is allocated to the various elements of the arrangement in accordance with SOP 97-2.
     Royalty income is recognized on the basis of terms specified in the contractual agreements.
     Impact of Recently Issued Accounting Pronouncements
     As described in “Note B — Recent Accounting Pronouncements” in the Notes to Condensed Combined Financial Statements beginning on page 6 of this Form 10-Q, there are accounting pronouncements that have recently been issued but have not yet been implemented by MCD. Note B describes the potential impact that these pronouncements are expected to have on MCD’s financial position, results of operations and cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The Company uses foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers; accounts receivable from, and future committed sales to, customers; and intercompany loans. The Company believes the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At December 29, 2006, MCD had open foreign exchange contracts with a notional amount of $8.7 million, of which $0.7 million were classified as cash flow hedges and $8.0 million were classified as fair value hedges. That compares to total foreign exchange contracts with a notional amount of $19.4 million as of June 30, 2006, of which $7.1 million were classified as cash flow hedges and $12.3 million were classified as fair value hedges. At December 29, 2006, contract expiration dates ranged from less than one month to 6 months with a weighted average contract life of less than a month. More specifically, the foreign exchange contracts classified as cash flow hedges have been used primarily to hedge currency exposures from anticipated cash flow expenses related to MCD’s Mexican office. As of Decmeber 29, 2006, MCD estimated that a pre-tax gain of less than $0.1 million would be reclassified into earnings from comprehensive income within the next 6 months related to these cash flow hedges. The net gain included in MCD’s earnings in the quarter and two quarters ended December 29, 2006 and December 30, 2005 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in MCD’s earnings in the quarter and two quarters ended December 29, 2006 and December 30, 2005 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in MCD’s earnings in the quarter and two quarters ended December 29, 2006 and December 30, 2005 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or Statement 133. Factors that could impact the effectiveness of MCD’s hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for MCD’s foreign currency derivatives held at December 29, 2006 would have an impact of less than $0.1 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of MCD’s foreign denominated assets, liabilities and firm commitments.
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 29, 2006.
     (b) Changes in internal control: There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     On February 8, 2007, a court order was entered in Brazil to enforce performance of an alleged agreement between the former Stratex Networks, Inc. entity and a supplier. No monetary award was made. The Company intends to appeal the decision to enforce the alleged agreement.
Item 1A. Risk Factors.
     We face many significant risks in our business, some of which are unknown to us and not presently foreseen. These risks could have a material adverse impact on our business, financial condition and results of operations in the future. We have disclosed a number of material risks under the caption “Risk Factors” in the proxy statement/prospectus included in the S-4, which we filed with the Securities and Exchange Commission on January 5, 2007. The risks and uncertainties that we have disclosed have the potential to materially affect our business, financial condition, results of operations, cash flows, and future prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Item 6. Exhibits.
     The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

(10.15.1)	First Amendment to Employment Agreement dated as of September 26, 2006 between Stratex Networks, Inc. and Thomas H. Waechter.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION (Registrant)
Date: February 16, 2007	By:	/s/ Sarah A. Dudash
Sarah A. Dudash
Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit
Number	Description
(10.15.1)	First Amendment to Employment Agreement dated as of September 26, 2006 between Stratex Networks, Inc. and Thomas H. Waechter.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.