Form 10-Q
period 2007-03-30
Harris Stratex Networks, Inc.
filed 2007-05-08
CIK 1377789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
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
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐ No ☑

Class of Stock	Shares Outstanding as of May 4, 2007

Class A Common Stock, par value $0.01 per share	25,287,597
Class B Common Stock, par value $0.01 per share	32,913,377
Total shares of common stock outstanding	58,200,974

HARRIS STRATEX NETWORKS, INC.
FORM 10-Q
For the Quarter Ended March 30, 2007
     This Quarterly Report on Form 10-Q contains trademarks of Harris Stratex Networks, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended		Three Quarters Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
	(In millions, except per share amounts)
Revenue from product sales and services
Revenue from external product sales and services	$138.7	$71.9	$332.1	$242.6
Revenue from product sales and services with Harris Corporation	0.3	1.7	1.7	4.5

Total revenue from product sales and services	139.0	73.6	333.8	247.1
Cost of product sales and services
Cost of external product sales and services	(100.2)	(45.3)	(224.2)	(192.2)
Cost of product sales and services with Harris Corporation	(1.6)	(3.2)	(6.7)	(9.2)
Amortization of purchased technology	(1.2)	(0.0)	(1.2)	(0.0)

Total cost of product sales and services	(103.0)	(48.5)	(232.1)	(201.4)

Gross margin	36.0	25.1	101.7	45.7
Engineering, selling and administrative expenses	(38.5)	(22.9)	(86.3)	(63.0)
Engineering, selling and administrative expenses with Harris Corporation	(1.6)	(1.4)	(4.7)	(4.2)

Total engineering, selling and administrative expenses	(40.1)	(24.3)	(91.0)	(67.2)
Acquired in-process research and development	(15.3)	(0.0)	(15.3)	(0.0)
Amortization of intangible assets	(3.0)	(0.0)	(3.0)	(0.0)
Corporate allocations expense	(0.3)	(6.9)	(3.7)	(10.2)

Operating loss	(22.7)	(6.1)	(11.3)	(31.7)
Interest income	0.9	0.0	1.2	0.3
Interest expense	(1.1)	(0.6)	(1.5)	(0.7)

Loss before income taxes	(22.9)	(6.7)	(11.6)	(32.1)
Income taxes	(0.3)	(0.2)	(1.0)	(6.5)

Net loss	$(23.2)	$(6.9)	$(12.6)	$(38.6)

Net loss per common share
Basic and diluted	$(0.58)	N/A	$(0.93)	N/A

Basic and diluted weighted average shares outstanding	40.3	N/A	13.5	N/A
See accompanying Notes to Condensed Consolidated Financial Statements.

N/A	Not applicable. Prior to January 26, 2007, the Company was not a public reporting entity and there were no shares outstanding for purposes of earnings (loss) calculations. Basic and diluted weighted average shares outstanding are calculated based on the daily outstanding shares, reflecting the fact that no shares were outstanding prior to January 27, 2007.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 30,	June 30,
	2007	2006(1)
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$54.4	$13.8
Short-term investments	40.8	—
Receivables	163.5	123.9
Unbilled costs	37.8	25.5
Inventories	130.3	71.9
Deferred income taxes	3.5	—

Total current assets	430.3	235.1
Property, plant and equipment	79.4	51.8
Goodwill	274.6	28.3
Identifiable intangible assets	150.6	6.4
Non-current notes receivable	4.6	3.8
Non-current deferred income taxes	1.7	9.6
Other	34.2	17.6

	545.1	117.5

Total assets	$975.4	$352.6

Liabilities and Shareholders’ Equity
Current Liabilities
Current portion of long-term debt	$11.3	$0.2
Accounts payable	81.3	42.1
Compensation and benefits	13.8	17.4
Other accrued items	42.5	19.1
Advance payments and unearned income	16.9	9.2
Income taxes payable	6.6	—
Current portion of long-term capital lease obligation to Harris Corporation	2.9	—
Due to Harris Corporation	8.9	—

Total current liabilities	184.2	88.0
Other Liabilities
Long-term debt	11.1	—
Long-term portion of capital lease obligation to Harris Corporation		3.0
Restructuring liabilities	11.8	—
Redeemable preference shares	8.3	—
Warrants	4.5	—
Due to Harris Corporation	—	12.6

Total liabilities	222.9	100.6
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, Class A, $0.01 par value; 300,000,000 shares authorized; issued and outstanding 25,213,516 shares at March 30, 2007, none issued at June 30, 2006	0.3	—
Common stock, Class B $0.01 par value; 100,000,000 shares authorized; issued and outstanding 32,913,377 shares at March 30, 2007, none issued at June 30, 2006	0.3	—
Additional paid-in-capital	773.2	—
Division equity	—	253.4
Accumulated deficit	(15.6)	—
Accumulated other comprehensive loss	(5.7)	(1.4)

Total shareholders’ equity	752.5	252.0

Total liabilities and shareholders’ equity	$975.4	$352.6

(1)	Derived from audited financial statements of The Microwave Communications Division of Harris Corporation.
See accompanying Notes to Condensed Consolidated Financial Statements.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
	March 30,	March 31,
	2007	2006
	(In millions)
Operating Activities
Net loss	$(12.6)	$(38.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets acquired in the Stratex Acquisition	19.4	—
Other noncash charges related to the Stratex Acquisition	5.4	—
Depreciation and amortization of property and equipment and other assets	12.2	9.8
Noncash stock-based compensation expense	1.0	—
Gain on sale of land and building	—	(1.8)
Deferred income tax expense	1.0	5.7
Changes in operating assets and liabilities, net of effects from acquisition:
Receivables	2.7	13.7
Unbilled costs and inventories	(32.0)	(5.1)
Accounts payable and accrued expenses	(0.7)	5.7
Advance payments and unearned income	4.8	(0.9)
Due to Harris Corporation	(3.7)	2.6
Other	(9.0)	6.7

Net cash used in operating activities	(11.5)	(2.2)

Investing Activities
Proceeds from sale of land and building	—	4.6
Cash acquired from the Stratex Acquisition, net of acquisition costs of $12.7 million	20.4	—
Purchases of short-term investments	(33.2)	—
Sales of short-term investments	17.8	—
Additions of property, plant and equipment	(4.4)	(2.4)
Additions of capitalized software	(2.8)	(1.2)

Net cash (used in) provided by investing activities	(2.2)	1.0

Financing Activities
Proceeds from issuance of short-term debt	—	3.0
Proceeds from issuance of redeemable preference shares	8.3	—
Payments on short-term and long-term debt	(2.6)	—
Proceeds from issuance of Class B common stock to Harris Corporation	26.9	—
Proceeds from exercise of former Stratex stock options	1.4	—
Registration costs for Class A common stock issued in Stratex Acquisition	(1.1)	—
Proceeds from exercise of former Stratex warrants	0.2	—
Net cash and other transfers from Harris Corporation prior to the Stratex Acquisition	24.1	(0.6)

Net cash provided by financing activities	57.2	2.4

Effect of exchange rate changes on cash and cash equivalents	(2.9)	0.7

Net increase in cash and cash equivalents	40.6	1.9
Cash and cash equivalents, beginning of year	13.8	7.8

Cash and cash equivalents, end of period	$54.4	$9.7

See accompanying Notes to Condensed Consolidated Financial Statements.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In millions)

						Accumulated
	Common	Common	Additional			Other	Total
	Stock	Stock	Paid-in	Division	Accumulated	Comprehensive	Shareholders’
	Class A	Class B	Capital	Equity	Deficit	Loss	Equity
Balance at June 30, 2006	$—	$—	$—	$253.4	$—	$(1.4)	$252.0
Net income for the period from July 1, 2006 through January 26, 2007	—	—	—	3.0	—	—	3.0
Return of capital to Harris Corporation	—	—	—	(5.2)	—	—	(5.2)
Reclassification of Division Equity to Additional Paid-in Capital on January 26, 2007	—	—	251.2	(251.2)	—	—	—
Issuance of Class B Common Stock to Harris Corporation	—	0.3	26.6	—	—	—	26.9
Issuance of Class A Common Stock to former Stratex Shareholders	0.3	—	477.3	—	—	—	477.6
Vested Stratex equity awards	—	—	15.5	—	—	—	15.5
Employee stock option exercises, net of $0 tax	—	—	1.4	—	—	—	1.4
Exercise of warrants	—	—	0.2	—	—	—	0.2
Compensatory stock awards	—	—	1.0	—	—	—	1.0
Net loss for the period from January 27, 2007 through March 30, 2007	—	—	—	—	(15.6)	—	(15.6)
Net unrealized loss on hedging activities, net of $0 tax	—	—	—	—	—	(0.1)	(0.1)
Foreign currency translation	—	—	—	—	—	(4.2)	(4.2)

Balance at March 30, 2007	$0.3	$0.3	$773.2	$—	$(15.6)	$(5.7)	$752.5

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 30, 2007
Note A — Significant Business Development Activities, Basis of Presentation and Nature of Operations
     Significant Business Development Activities— On January 26, 2007, Harris Stratex Networks, Inc. (the “Company,” “HSTX,” “Harris Stratex,” “we,” “us” and “our”) completed its merger (the “Stratex Acquisition”) with Stratex Networks, Inc. (“Stratex”) pursuant to a Formation, Contribution and Merger Agreement among Harris Corporation (“Harris”), Stratex, and Stratex Merger Corp., as amended and restated on December 18, 2006 and amended by letter agreement on January 26, 2007 (the “Combination Agreement”). On January 26, 2007, pursuant to the Combination Agreement, Stratex Merger Corp., a wholly owned subsidiary of the Company, merged with and into Stratex with Stratex as the surviving corporation (renamed as “Harris Stratex Networks Operating Corporation”). Concurrently with the merger of Stratex and Stratex Merger Corp. (the “merger”), Harris contributed the Microwave Communications Division, along with $32.1 million in cash (comprised of $26.9 million contributed on January 26, 2007 and $5.2 million held by the Company’s foreign operating subsidiaries on January 26, 2007) to the Company (the “contribution transaction”).
     Pursuant to the merger with Stratex, each share of Stratex common stock was converted into one-fourth of a share of our Class A common stock. As a result of the transaction, 24,782,153 shares of our Class A common stock were issued to the former holders of Stratex common stock. In the contribution transaction, Harris contributed the assets of MCD, along with $32.1 million in cash, and in exchange, we assumed certain liabilities of Harris related to MCD and issued 32,913,377 shares of our Class B common stock to Harris. This contribution by Harris resulted in the reclassification of division equity totaling $251.2 million to additional paid-in capital at January 26, 2007. As a result of these transactions, Harris owned approximately 57 percent and the former Stratex shareholders owned approximately 43 percent of the total stock of our outstanding immediately following the closing. The Stratex acquisition has been accounted for as a purchase business combination.
     Basis of Presentation — The condensed consolidated financial statements include the accounts of Harris Stratex Networks, Inc. and its wholly-owned subsidiaries. The results of operations and cash flows of Stratex are included in these condensed consolidated financial statements since January 26, 2007, the date of acquisition. Significant intercompany transactions and accounts have been eliminated.
     For periods prior to January 26, 2007, the accompanying condensed consolidated financial statements include the accounts of the Microwave Communications Division of Harris (“MCD”) and Harris subsidiaries classified as part of MCD. These financial statements have been determined to be the historical financial statements of Harris Stratex Networks, Inc. As used in these notes, the term “MCD” refers to the consolidated operations of the Microwave Communications Division of Harris. The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and changes in cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter and three quarters ended March 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 30, 2006 has been derived from the audited financial statements of MCD but does not include all the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements.
     For periods prior to January 26, 2007, the accompanying historical financial statements are presented on a carve-out basis and reflect the assets, liabilities, revenues and expenses that were directly attributable to MCD as it was operated within Harris. MCD’s combined statements of operations include all of the related costs of doing business, including an allocation of certain general corporate expenses of Harris, which were in support of MCD, including costs for finance, legal, treasury, purchasing, quality, environmental, safety, human resources, tax, audit and public relations departments and other corporate and infrastructure costs. MCD was allocated $0.3 million and $6.9 million of these overhead costs related to Harris’s shared functions for the quarters ended March 30, 2007 and March 31, 2006, respectively, and $3.7 million and $10.2 million for the three quarters ended March 30, 2007 and March 31, 2006, respectively. These costs represent approximately 6.1 percent and 29.2 percent, respectively, of the total cost of these shared services in each of the quarters ended March 30, 2007 and March 31, 2006, respectively, and approximately 9.4 percent and 18.4 percent, respectively, of the total cost of these shared services in each of the three quarters ended March 30, 2007 and March 31, 2006, respectively. These cost allocations were primarily based on a ratio of MCD sales to total Harris sales, multiplied by the total headquarters expense of Harris. During the quarter and three quarters ended March 31, 2006, the corporate expense allocation included a $5.4 million charge for the settlement of litigation. The allocation of Harris overhead expenses concluded on January 26,

2007 and, accordingly, for the quarter ended March 30, 2007, one month allocation was calculated and for the three quarters ended March 30, 2007, seven months allocation was calculated. Management believes that these allocations were made on a reasonable basis.
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Nature of Operations — We design, manufacture and sell a broad range of microwave radios and scalable wireless network solutions for use in worldwide wireless communications networks. Applications include cellular/mobile infrastructure connectivity; secure data networks; public safety transport for state, local and Federal government users; and right-of-way connectivity for utilities, pipelines, railroads and industrial companies. In general, wireless networks are constructed using microwave radios and other equipment and network management solutions to connect cell sites, fixed-access facilities, switching systems, land mobile radio systems and other similar systems.
     Related Party Transactions — Prior to the Stratex Acquisition, Harris provided information services, human resources, financial shared services, facilities, legal support, and supply chain management services to us. The charges for these services were billed to us primarily based on actual usage.
     These amounts were charged directly to us and were not part of the corporate allocations expense in the condensed consolidated statements of operations for the periods presented in this report. The amount charged to us for these services was $3.2 million and $4.6 million in each of the quarters ended March 30, 2007 and March 31, 2006, respectively, and $11.4 million and $13.4 million in each of the three quarters ended March 30, 2007 and March 31, 2006, respectively. These amounts are included in the cost of product sales and services and engineering, selling and administrative expenses captions in the condensed consolidated statements of operations for the periods presented in this report.
     There are other services Harris provides to us that were not directly charged to the Company. These functions and amounts are explained above under the subtitle “Basis of Presentation.” These amounts are included within “Due to Harris Corporation” on the Condensed Consolidated Balance Sheets. Additionally, we have other receivables and payables in the normal course of business with Harris. These amounts are netted within Due to Harris on the condensed consolidated balance sheets. Total receivables from Harris were $0.4 million and $7.5 million at March 30, 2007 and June 30, 2006, respectively. Total payables to Harris were $9.3 million and $20.1 million at March 30, 2007 and June 30, 2006, respectively.
     Harris was the primary source of our financing and equity activities for the periods presented in this report through January 26, 2007, the date of the Stratex Acquisition. During the seven months ended January 26, 2007, Harris’s net investment in MCD was increased by $24.1 million. During the first three quarters of fiscal 2006, Harris’s net investment in MCD was decreased by $0.6 million.
     Additionally, through the date of the Stratex Acquisition, Harris has loaned funds to us to fund our international entities and we had provided excess cash at various locations to Harris. We recognized such interest income and expense on these loans. The amount of interest income and expense for both the quarter and three quarters ended March 30, 2007 and March 31, 2006 was not significant.
     We have sales to, and purchases from, other entities of Harris from time to time. The entity initiating the transaction sells to the other Harris entity at cost or transfer price, depending on jurisdiction. The entity making the sale to the end customer records the profit on the transaction above cost or transfer price, depending on jurisdiction. Our sales to other entities of Harris were $0.3 million and $1.7 million in the quarters ended March 30, 2007 and March 31, 2006, respectively, and $1.7 million and $4.5 million in the three quarters ended March 30, 2007 and March 31, 2006, respectively. We also recognized costs associated with related party purchases of $1.6 million and $3.2 million in the quarters ended March 30, 2007 and March 31, 2006, respectively, and $6.7 million and $9.2 million in the three quarters ended March 30, 2007 and March 31, 2006, respectively.
     On January 26, 2007, we entered into a new Transition Services Agreement with Harris to provide for certain services during the period subsequent to the Stratex Acquisition. These services are charged to us based primarily on actual usage and include database management, supply chain operating systems, eBusiness services, sales and service, financial systems, back office material resource planning support, HR systems, internal and information systems shared services support, network management and help desk support, and server administration and support. During the quarter ended March 30, 2007, Harris charged us $1.2 million for these services.
     Prior to January 26, 2007, MCD used certain assets in Canada owned by Harris that were not contributed to us as part of the Combination Agreement. We continue to use these assets in our business and we entered into a 5 year lease agreement to accommodate this use. This lease agreement is considered a capital lease under generally accepted accounting principles. At March 30, 2007, our lease obligation to Harris is $5.9 million and the related asset amount is included in our Property, plant and equipment. Quarterly lease payments are due to Harris based on the amount of 103% of Harris’ annual depreciation calculated in accordance with U.S. generally accepted accounting principles. Of the $5.9 million lease obligation, $2.9 million is classified as current in our balance sheet.
Note B — Recent Accounting Pronouncements
     In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides a simplified alternative method to calculate the beginning pool of excess tax benefits against which excess future deferred tax assets (that result when the compensation cost recognized for an award exceeds the ultimate tax deduction) could be written off under FASB Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (“Statement 123R”). The guidance in FSP 123R-3 was effective on November 10, 2005. We determined not to make the one-time election to adopt the alternative transition method described in FSP 123R-3. We have implemented the provisions of Statement 123R following the guidance for calculating the pool of excess tax benefits described in paragraph 81 of Statement 123R and the guidance related to reporting cash flows described in paragraph 68 of Statement 123R. Our determination not to adopt the alternative transition method described in FSP 123R-3 did not have a material impact on our financial position, results of operations or cash flows.
     In March 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“Issue 06-3”). The Task Force reached a conclusion that the presentation of taxes such as sales, use, value added, and excise taxes on either a gross (included in revenues and costs) or a net (excluded from revenues and costs) basis is an accounting policy decision that should be disclosed by a company. In addition, a company should disclose the amounts of those taxes such as sales, use, value added, and excise taxes that are reported on a gross basis in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of Issue 06-3 were effective for interim and annual reporting periods that began after December 15, 2006. Our early adoption and implementation of the provisions of Issue 06-3 did not have a material impact on our financial position, results of operations or cash flows.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years that begin after December 15, 2006, which for us will be our fiscal 2008. We are currently evaluating the impact FIN 48 will have on our financial position, results of operations and cash flows.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements. Statement 157 will be effective for us beginning in fiscal 2009. We are currently evaluating the impact Statement 157 will have on our financial position, results of operations and cash flows.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“Statement 158”), which amends FASB Statements No. 87, “Employers’ Accounting for Pensions;” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits;” No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions;” and No. 132(R), “Employers’ Disclosures about Pension and Other Postretirement Benefits.” Statement 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through the comprehensive income of a business entity. Statement 158 also requires an employer to measure the funded status of a plan as of the date of the employer’s year-end balance sheet, with limited exceptions. The portion of Statement 158 that requires the recognition of overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability will be effective for us as of June 29, 2007. The portion of Statement 158 that requires an employer to measure the funded status of a plan as of the date of the employer’s year-end balance sheet will be effective for us as of July 3, 2009. We are currently evaluating the impact Statement 158 will have on our financial position, results of operations and cash flows.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the SEC’s views regarding the process of quantifying misstatements in financial statements. The view of the SEC is that the effects of prior year errors in the balance sheet must be taken into account for the current year income statement financial reporting. We implemented the provisions of SAB 108 during the first quarter of fiscal 2007 and it did not have a material impact on our financial position, results of operations or cash flows.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). Statement 159 allows companies to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, all unrealized gains or losses in fair value for that instrument shall be reported in earnings at each subsequent reporting date. Statement 159 is effective for fiscal years that begin after November 15, 2007, which for us will be our fiscal 2009. We are currently evaluating the impact Statement 159 will have on our financial position, results of operations and cash flows.
Note C — Business Combination — Acquisition of Stratex Networks, Inc.
     On January 26, 2007, we completed our merger with Stratex pursuant to the Combination Agreement. Pursuant to the merger with Stratex, each share of Stratex common stock was converted into one-fourth of a share of our Class A common stock. As a result of the transaction, 24,782,153 shares of our Class A common stock were issued to the former holders of Stratex common stock. In the contribution transaction, Harris contributed the assets of MCD, along with $32.1 million in cash (comprised of $26.9 million contributed on January 26, 2007 and $5.2 million held by the Company’s foreign operating subsidiaries on January 26, 2007) and, in exchange we assumed certain liabilities of Harris related to MCD and issued 32,913,377 shares of our Class B common stock to Harris. As a result of these transactions, Harris owned approximately 57 percent of our outstanding stock and the former Stratex shareholders owned approximately 43 percent of our outstanding stock immediately following the closing.
     We completed the Stratex Acquisition to create a leading global communications solutions company offering end-to-end wireless transmission solutions for mobile and fixed-wireless service providers and private networks.
     The Stratex Acquisition was accounted for as a purchase business combination. Total consideration paid by us was approximately $493.1 million as summarized in the following table:

January 26,
Calculation of Allocable Purchase Price (in millions)	2007
Value of Harris Stratex Networks shares issued to Stratex Networks stockholders	$464.9
Value of Stratex Networks vested options assumed	15.5
Acquisition costs	12.7

Total allocable purchase price	$493.1

     The table below represents the preliminary allocation of the total consideration to the purchased tangible and identifiable intangible assets and liabilities based on management’s assessment of their respective fair values as of the date of acquisition.

Balance Sheet as of the acquisition date (in millions)
Cash and short-term investments	$58.6
Accounts and notes receivable	43.1
Inventories	44.2
Deferred tax assets	17.9
In-process research and development	15.3
Identifiable intangible assets	149.5
Goodwill	247.1
Property, plant and equipment	32.8
Other assets	10.6

Total assets	$619.1

Short-term debt	$11.3
Accounts payable and accrued expenses	61.6
Advance payments and unearned income	2.9
Liability for severance payments	7.1
Long-term debt	13.4
Deferred tax liabilities	16.5
Long-term restructuring liabilities	8.7
Warrants	4.5
Common stock and additional paid-in capital	493.1

Total liabilities and shareholders’ equity	$619.1

     Included in the liabilities assumed as presented in the table above were $7.1 million in severance and related costs for certain Stratex employees.
     The following table summarizes the allocation of estimated identifiable intangible assets resulting from the acquisition. For purposes of this allocation, we have assessed a fair value of Stratex identifiable intangible assets related to customer contracts, customer relationships, employee covenants not to compete, developed technology and tradenames based on the net present value of the projected income stream of these identifiable intangible assets. The resulting fair value is being amortized over the estimated useful life of each identifiable intangible asset on a straight-line basis. We estimated the fair value of acquired in-process research and development to be approximately $15.3 million, which we have reflected in “Acquired in-process research and development” expense in the accompanying condensed consolidated statement of operations. This represents certain technologies under development, primarily related to the next generation of the Eclipse product line. We estimated that the technologies under development were approximately 50 percent complete at the date of acquisition. We expect to incur up to an additional $3.4 million to complete this development, with completion expected in late calendar 2007.

		Estimated Useful
		Life	Total
	Expense Type	(Years)	(In millions)
Developed technology	Cost of revenue	10	$70.1
Stratex tradename	Engineering, selling and administrative	Indefinite	33.0
Other tradenames	Engineering, selling and administrative	5	11.4
Customer relationships	Engineering, selling and administrative	4 to 10	28.8
Contract backlog	Engineering, selling and administrative	0.4	4.3
Non-competition agreements	Engineering, selling and administrative	1	1.9
In-process research and development	In-process research and development	1 Day	15.3

Total identifiable intangible assets			$164.8

     The Stratex Acquisition has been accounted for under the purchase method of accounting. Accordingly, the Stratex results of operations have been included in the condensed consolidated statement of operations and cash flows since the acquisition date of January 26, 2007 and are included almost entirely in our International Microwave segment. The purchase price allocation is preliminary and until January 25, 2008, additional information could come to our attention that may require us to further revise the purchase price allocation in connection with the Stratex Acquisition. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired was assigned to goodwill. The goodwill resulting from the acquisition was associated primarily with the Stratex market presence and leading position, its growth opportunity in the markets in which it operated, and its experienced work force and established operating infrastructure.
     In accordance with Statement 142, goodwill will not be amortized but will be tested for impairment at least annually. The goodwill resulting from the Stratex Acquisition is not deductible for tax purposes. The write-off of in-process research and development noted in the above table was included in our consolidated statement of income during the quarter ended March 30, 2007. We obtained the assistance of independent valuation specialists to assist us in determining the allocation of the purchase price for the Stratex Acquisition.
     The acquired identifiable intangible assets and their respective book values at March 31, 2007 are shown in the table below (in millions):

					Non
	Developed		Customer	Contract	Compete
	Technology	Tradenames	Relationships	Backlog	Agreements	Total
Initial fair value	$70.1	$44.4	$28.8	$4.3	$1.9	$149.5
Accumulated amortization	1.2	0.4	0.5	1.7	0.3	4.1

Net intangible assets	$68.9	$44.0	$28.3	$2.6	$1.6	$145.4
Pro Forma Results
     The following summary, prepared on a pro forma basis, presents unaudited consolidated results of operations as if Stratex Networks had been acquired as of the beginning of the periods presented, after including the impact of adjustments such as amortization of intangibles and the related income tax effects. This pro forma presentation does not include any impact of acquisition synergies.

	Quarter Ended			Three Quarters Ended
	March 30,	March 31,		March 30,	March 31,
	2007	2006		2007	2006
	(In millions, except per share amounts)
Revenue from product sales and services — as reported	$139.0		$73.6	$333.8		$247.1
Revenue from product sales and services — pro forma	$146.8		$137.6	$479.5		$423.1
Net loss — as reported	$(23.2)		$(6.9)	$(12.6)		$(38.6)
Net loss — pro forma	$(32.8)		$(30.8)	$(30.0)		$(77.2)
Net loss per diluted common share — as reported	$(0.58)	$	N/A	$(0.93)	$	N/A
Net loss per diluted common share — pro forma	$(0.57)	$	N/A	$(0.52)	$	N/A
     The pro forma results are not necessarily indicative of our results of operations had we owned Stratex Networks for the entire periods presented.
Note D — Short-Term Investments
     We invest our excess cash in high-quality marketable instruments to ensure that cash is readily available for use in our current operations. Accordingly, all of the marketable securities are classified as “available-for-sale” in accordance with the provisions of SFAS No. 115. We view our available-for-sale portfolio as available for use in our current operations. Accordingly, we have classified all investments in marketable securities as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. All investments are reported at fair market value with the related unrealized holding gains and losses reported as a component of accumulated other comprehensive loss. Unrealized holding gains on the portfolio as of March 30, 2007 were insignificant. At March 30, 2007, the available-for-sale securities had contractual maturities ranging from 1 month to 12 months, with a weighted average maturity of 68 days.
Note E — Comprehensive Loss and Accumulated Other Comprehensive Loss
     Total comprehensive loss for the quarter and three quarters ended March 30, 2007 and March 31, 2006 was comprised of the following:

	Quarter Ended		Three Quarters Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
	(in millions)		(in millions)
Net loss	$(23.2)	$(6.9)	$(12.6)	$(38.6)
Other comprehensive (loss) income:
Foreign currency translation	(0.8)	1.3	(4.2)	7.5
Net unrealized gain (loss) on hedging activities	(0.2)	0.2	(0.1)	(0.1)

Total comprehensive loss	$(24.2)	$(5.4)	$(16.9)	$(31.2)

     The components of accumulated other comprehensive loss at March 30, 2007 and June 30, 2006 were as follows:

	March 30,	June 30,
	2007	2006
	(in millions)
Foreign currency translation adjustments	$(5.6)	$(1.5)
Net unrealized gain on hedging activity	(0.1)	0.1

	$(5.7)	$(1.4)

Note F — Receivables
     Our receivables are summarized below:

	March 30,	June 30,
	2007	2006
	(in millions)
Accounts receivable	$167.5	$122.2
Notes receivable due within one year — net	4.1	9.8

	171.6	132.0
Less allowances for collection losses	(8.1)	(8.1)

	$163.5	$123.9

     On January 26, 2007, we acquired $43.1 million in receivables from the Stratex Acquisition at fair value.
Note G — Inventories
     Our inventories are summarized below:

	March 30,	June 30,
	2007	2006
	(in millions)
Finished products	$46.7	$17.1
Work in process	28.4	34.4
Raw materials and supplies	65.8	38.6

	140.9	90.1
Inventory reserves	(10.6)	(18.2)

	$130.3	$71.9

     On January 26, 2007, we acquired $44.2 million of inventory from the Stratex Acquisition at fair value.

Note H — Property, Plant and Equipment
     Our property, plant and equipment are summarized below:

	March 30,	June 30,
	2007	2006
	(in millions)
Land	$0.7	$0.6
Buildings	30.9	21.9
Machinery and equipment	120.1	91.7

	151.7	114.2
Less allowances for depreciation and amortization	(72.3)	(62.4)

	$79.4	$51.8

     At January 26, 2007, we acquired $32.8 million of property, plant and equipment from the Stratex Acquisition at fair value.
     Depreciation and amortization expense related to plant and equipment was $4.3 million and $3.2 million in the quarters ended March 30, 2007 and March 31, 2006, respectively, and $8.7 million and $8.7 million in the three quarters ended March 30, 2007 and March 31, 2006, respectively .
     During the three quarters ended March 31, 2006, we recognized a gain of $1.8 million from the sale of land and building that is included in the engineering, selling and administrative expenses caption in the condensed consolidated statements of operations.
Note I — Credit Facility and Debt
     Our debt consisted of the following at March 30, 2007 and June 30, 2006:

	March 30,	June 30,
	2007	2006
	(in millions)
Credit Facility with Bank:
Term Loan A	$7.3	$0.0	*
Term Loan B	15.0	0.0	*
Other short-term note	0.1	0.2

Total	22.4	0.2
Less current portion	(11.3)	(0.2)

Long-term debt	$11.1	$0.0

*	The debt balances assumed as a result of the Stratex Acquisition were not obligations of Harris Stratex at June 30, 2006.
     As part of the Stratex Acquisition, we assumed the existing credit facility of Stratex with a commercial bank (the “Credit Facility”). The Credit Facility allows for revolving credit borrowings of up to $50 million with available credit defined as $50 million less the outstanding balance of the long-term portion and any usage under the revolving credit portion. As of March 30, 2007, the outstanding balance of the long-term portion of our Credit Facility was $22.3 million and there were $3.4 million in outstanding standby letters of credit as of that date which are defined as usage under the revolving credit portion of the facility. The Credit Facility is unsecured.
     Term Loan A of the Credit Facility requires monthly principal payments of $0.5 million plus interest at a fixed rate of 6.38% through May 2008. Term Loan B requires monthly principal payments of $0.4 million plus interest at a fixed rate of 7.25% through March 2010.

     The credit facility agreement contains a minimum tangible net worth covenant and a liquidity ratio covenant. At March 30, 2007 we were in compliance with these financial covenants.
     At March 30, 2007, our future debt principal payment obligations were as follows:

Years ending in June
(in millions)
2007	$2.9
2008	10.7
2009	5.0
2010	3.8

Total	$22.4

Note J — Accrued Warranties
     We have accrued for the estimated cost to repair or replace products under warranty at the time of sale. Changes in warranty liability, which is included as a component of other accrued liabilities on the condensed consolidated balance sheet, during the three quarters ended March 30, 2007 and March 31, 2006, were as follows:

	Three Quarters Ended
	March 30,	March 31,
	2007	2006
	(in millions)
Balance as of the beginning of the period	$3.9	$3.8
Acquisition of Stratex accrued warranties on January 26, 2007	3.5	0.0
Warranty provision for sales made during the period	1.5	1.6
Settlements made during the period	(2.5)	(1.7)
Other adjustments to the liability including foreign currency translation during the period	(0.1)	0.1

Balance as of the end of the period	$6.3	$3.8

Note K — Redeemable Preference Shares
     During the quarter ended March 30, 2007, our Singapore subsidiary issued 8,250 redeemable preference shares to the U.S. parent company which, in turn, sold the shares to two unrelated investment companies at par value for total sale proceeds of $8.25 million. The redeemable preference shares have an automatic redemption date of February 2017, which is 10 years from the date of issue. Preference dividends are cumulative and payable quarterly in cash at the rate of 12 percent per annum. The holders of the redeemable preference shares have liquidation rights in priority of all classes of capital stock of our Singapore subsidiary. The holders of the redeemable preference shares do not have any other participation in, or rights to, our profits, assets or capital shares, and do not have rights to vote as a shareholder of the Singapore subsidiary unless the preference dividend or any part thereof is in arrears and has remained unpaid for at least 12 months after it has been declared. Preference dividends are recorded as interest expense in the accompanying Statement of Operations. We have classified the redeemable preference shares as long-term debt due to the mandatory redemption provision 10 years from issue date.
     Our Singapore subsidiary has the right at any time after 5 years from the issue date to redeem, in whole or in part, the redeemable preference shares as follows:
105 percent of the issue price after 5 years but before 6 years from issue date
104 percent of the issue price after 6 years but before 7 years from issue date
103 percent of the issue price after 7 years but before 8 years from issue date
102 percent of the issue price after 8 years but before 9 years from issue date
101 percent of the issue price after 9 years but before 10 years from issue date
100 percent of the issue price at the automatic redemption date of 10 years from issue date

Note L — Warrants
     As part of the Stratex Acquisition, we assumed warrants to purchase 539,195 shares of our Class A common stock. These warrants have an exercise price of $11.80 per common share and will expire on September 24, 2009. Under purchase accounting, we recorded the total fair value of these warrants as $4.5 million in long-term liabilities on January 26, 2007. The fair value of each warrant was $8.32, determined based on the Black-Scholes model with the following assumptions:

Dividend yield	0%
Expected volatility	46.15%
Risk-free interest rate	4.87%
Expected holding period	1.33 years
     During the quarter ended March 30, 2007, warrants to purchase 18,750 shares of our Class A common stock were exercised for total proceeds of $0.2 million.
Note M — Restructuring Activities
     In order to improve operating efficiencies, and to create synergies through the consolidation of facilities, we adopted a plan in February 2007 to scale down our operations in Montreal, Canada and, to a lesser extent, in the U.S. In the initial phase of this plan, we commenced notification of approximately 200 employees in Montreal that their employment will be terminated between March 30, 2007 and December 31, 2007. We believe that the overall cost to implement this plan will be in the range of $8.0 million to $9.0 million for Montreal (consisting primarily of severance and other benefits) and approximately $0.5 million to $1.0 million for the restructuring in the U.S. (consisting of severance and related benefits costs). These plans are expected to be fully implemented by December 31, 2007. In accordance with the provisions of Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities,” approximately $1.3 million of these restructuring costs have been recognized during the quarter ended March 30, 2007. Restructuring costs are included in “Engineering, selling and administrative expenses” on our statement of operations.
     Additionally, during the quarter ended March 30, 2007, in connection with the Stratex Acquisition on January 26, 2007 (see Note C), we recognized restructuring charges recorded by Stratex prior to — and not related to — the acquisition as summarized in the table below. These charges relate primarily to facility consolidation costs for Stratex’s San Jose, California facility.
     During fiscal 2006, in order to improve operating efficiencies, and to create synergies through the consolidation of facilities, we implemented a restructuring plan in the second quarter which included moving manufacturing at the Montreal location to the San Antonio, Texas manufacturing plant. As part of this restructuring plan, we reduced the workforce by 110 employees. Pursuant to the provisions of Statement 146, we recorded a total of $3.7 million for restructuring charges, $2.3 million of which related to employee severance benefits, and $1.4 million for building lease obligation and transition costs. In connection with this restructuring, we also recorded $1.1 million for fixed asset write-offs.
     The following table summarizes the activity relating to restructuring charges for fiscal 2006 and for the three quarters ended March 30, 2007:

	Severance	Facilities
	and	and
	Benefits	Other	Total
	(in millions)

Liability balance at July 1, 2005	$0.3	$—	$0.3
Provision in fiscal 2006	2.3	1.4	3.7
Cash payments in fiscal 2006	(0.7)	(1.1)	(1.8)

Liability balance at June 30, 2006	1.9	0.3	2.2
Add acquisition of Stratex restructuring liability on January 26, 2007	0.0	12.0	12.0
Provision in three quarters ended March 30, 2007	1.9	0.0	1.9
Cash payments in three quarters ended March 30, 2007	(1.4)	(0.1)	(1.5)
Other	(0.2)	0.3	0.1

Liability balance at March 30, 2007	$2.2	$12.5	$14.7

Note N — Stock Options and Share-Based Compensation
     As of March 30, 2007, we had one stock incentive plan for our employees and outside directors, the 2007 Stock Equity Plan, which was adopted by our board of directors and approved by Harris as our sole shareholder in January 2007. We believe that awards under this plan more closely align the interests of our employees with those of our shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our Stock Equity Plan). Shares of Class A common stock remaining available for future issuance under our stock incentive plan totaled 4,427,648 as of March 30, 2007. Our stock incentive plan provides for the issuance of share-based awards in the form of stock options, performance share awards and restricted stock. The initial grant of awards under this plan was made on February 28, 2007 and we recognized $0.3 million in compensation cost that was charged against pre-tax loss during the quarter ended March 30, 2007. Under this initial grant, we issued 292,400 stock options, 138,752 restricted shares and 141,200 performance shares.
     We also assumed all of the former Stratex Networks outstanding stock options as of January 26, 2007, in connection with the acquisition. We recognized $0.7 million in compensation cost relating to services provided from January 26, 2007 through March 30, 2007 that was charged against pre-tax loss during the quarter ended March 30, 2007 for the portion of these stock options that were unvested at January 26, 2007. For the portion of these assumed stock options that were vested at the date of the Stratex Acquisition, we included their fair value of $15.5 million as part of the purchase price of the Stratex Acquisition.
     Finally, some of our employees that were formerly employed by MCD continue to participate in Harris’ four shareholder-approved stock incentive plans (the “Harris Plans”) under which options or other share-based compensation is outstanding. In total, the compensation cost related to the Harris Plans’ share-based awards that was charged against pre-tax income was $0.4 million for the quarter ended March 30, 2007 compared to $0.4 million for the quarter ended March 31, 2006, and $1.1 million for the three quarters ended March 30, 2007 compared to $1.4 million for the three quarters ended March 31, 2006. These costs have been paid to Harris in cash.
     The awards to our employees under the Harris Plans during the three quarters ended March 30, 2007 consisted of 87,800 shares under stock option grants; 18,600 shares under performance share awards; 2,400 shares under performance share unit awards and 18,000 shares under restricted stock awards. The fair value of these options and awards was estimated using a Black-Sholes-Merton option valuation model that used the following assumptions: risk-free interest rate 4.8 percent, expected volatility 32.2 percent, expected dividend yield of 1.0 percent and expected life in years of 4.33.
     In total, compensation cost for share-based awards charged to pre-tax loss in our statement of operations was $1.4 million and $0.6 million for the quarters ended March 30, 2007 and March 31, 2006, respectively, and $2.1 million and $1.5 million for the three quarters ended March 30, 2007 and March 31, 2006, respectively, and was charged to our Statement of Operations as follows:

	Quarter Ended		Three Quarters Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
	(in millions)		(in millions)
Cost of product sales and services	$0.1	$0.0	$0.1	$0.0
Engineering, selling and administrative	1.3	0.6	2.0	1.5

Total compensation expense	$1.4	$0.6	$2.1	$1.5

     Stock Options Awarded
     The following information relates to stock options that have been granted under our stock incentive plan. Option exercise prices are 100 percent of fair market value on the date the options are granted. Options may be exercised for a period set at the time of grant, generally 7 years after the date of grant, and they generally vest in installments of 50 percent one year from the grant date, 25 percent two years from the grant date and 25 percent three years from the grant date.
     The fair value of each option award for the initial grant on February 28, 2007 under our stock equity plan was estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions set forth in the following table. Expected volatility is based on implied volatility from a group of peer companies developed with the assistance of an independent valuation firm using a 5 year look-back period. The expected term of the options is based on the safe harbor provision as described in the SEC’s Staff Accounting Bulletin No. 107. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

     A summary of the significant assumptions used in calculating the fair value of our stock option grants is as follows:

2007
Expected dividends	0.0%
Expected volatility	62.64%
Risk-free interest rate	4.52%
Expected term (years)	5.0
     We obtained an independent valuation to assist us in determining market-based assumptions to estimate the fair value of stock options granted.
     A summary of stock option activity under our stock incentive plan during the three quarters ended March 30, 2007 is as follows:

Weighted
Average
Exercise
	Shares	Price
Stock options outstanding at July 1, 2006	—	$—
Stock options forfeited or expired	—	$—
Stock options granted	292,400	$20.40
Stock options exercised	—	$—

Stock options outstanding at March 30, 2007	292,400	$20.40

Stock options exercisable at the end of the year	—	$—
     The weighted average remaining contractual term for stock options that were outstanding as of March 30, 2007 was 6.9 years. There were no stock options that were exercisable as of March 30, 2007. The intrinsic value for stock options that were outstanding and exercisable as of March 30, 2007 was zero.
     The weighted-average grant-date fair value was $11.61 per share for options granted during the three quarters ended March 30, 2007. There was no intrinsic value of options exercised during the three quarters ended March 30, 2007 since none were exercised.
     A summary of the status of our nonvested stock options at March 30, 2007 granted under our stock incentive plan and changes during the three quarters ended March 30, 2007, are as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at July 1, 2006	—	$—
Stock options granted	292,400	$11.61
Stock options vested	—	$—

Nonvested stock options at March 30, 2007	292,400	$11.61

     As of March 30, 2007, there was $3.3 million of total unrecognized compensation cost related to nonvested stock options granted under our stock incentive plan. This cost is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of stock options that vested during the three quarters ended March 30, 2007 was zero.
     Restricted Stock Awards
     The following information relates to awards of restricted stock that were granted on February 28, 2007 to employees and outside directors under our stock incentive plan. The restricted stock is not transferable until vested and the restrictions lapse upon the achievement of continued employment over a specified time period. Restricted stock issued to employees cliff vests 3 years after grant date. Restricted stock issued to directors generally cliff vests 1 year after grant date. We recognized $0.1 million of costs during the quarter ended March 30, 2007 which are included in “Engineering, selling and administrative expenses.”

     The fair value of each restricted stock grant is based on the closing price of our Class A common stock on the date of grant and is amortized to compensation expense over its vesting period. At March 30, 2007, there were 138,752 shares of restricted stock outstanding.
     A summary of the status of our restricted stock at March 30, 2007 and changes during the three quarters ended March 30, 2007, are as follows:

		Weighted-
		Average
		Grant
	Shares	Price
Restricted stock outstanding at July 1, 2006	—	$—
Restricted stock granted	138,752	$20.40
Restricted stock vested	—	$—
Restricted stock forfeited	—	$—

Restricted stock outstanding at March 30, 2007	138,752	$20.40

     As of March 30, 2007, there was $2.7 million of total unrecognized compensation cost related to restricted stock awards under our stock incentive plan. This cost is expected to be recognized over a weighted-average period of 2.77 years. There were no shares of restricted stock that vested during the three quarters ended March 30, 2007. The weighted-average grant date price of the 138,752 shares of restricted stock granted during the three quarters ended March 30, 2007 was $20.40 per share.
     Performance Share Awards
     The following information relates to awards of performance shares that have been granted to employees on February 28, 2007 under our stock incentive plan. Vesting of performance share awards is subject to performance criteria such as meeting predetermined earnings and return on invested capital targets for a 29-month plan period ending June 30, 2009 and continued employment at the end of that period. The final determination of the number of shares to be issued in respect of an award is determined by our Board of Directors, or a committee of our Board.
     The fair value of each performance share is based on the closing price of our Class A stock on the date of grant and is amortized to compensation expense over its vesting period, if achievement of the performance measures is considered probable. We estimate that the performance measures will be achieved and recognized $0.1 million of costs during the quarter ended March 30, 2007 which are included in “Engineering, selling and administrative expenses.” At March 30, 2007, there were 141,200 performance shares outstanding.
     A summary of the status of our performance shares at March 30, 2007, and changes during the three quarters ended March 30, 2007, are as follows:

		Weighted-
		Average
		Grant
	Shares	Price
Performance shares outstanding at July 1, 2006	—	$—
Performance shares granted	141,200	$20.40
Performance shares vested	—	$—
Performance shares forfeited	—	$—

Performance shares outstanding at March 30, 2007	141,200	$20.40

     As of March 30, 2007, there was $2.8 million of total unrecognized compensation cost related to performance share awards under our stock incentive plan. This cost is expected to be recognized over a weighted-average period of 2.25 years. There were no performance shares that vested during the three quarters ended March 30, 2007. The weighted-average grant date price of the 141,200 performance shares granted during the three quarters ended March 30, 2007 was $20.40 per share.

     Stock Options Assumed
     A summary of stock option activity for stock options assumed from the Stratex Acquisition on January 26, 2007 through March 30, 2007 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Vested stock options assumed at January 26, 2007	2,392,703	$24.33
Unvested stock options assumed at January 26, 2007	915,063	$17.05
Total stock options assumed at January 26, 2007	3,307,766	$22.32
Stock options forfeited or expired	(4,214)	$22.27
Stock options exercised	(132,661)	$9.70

Stock options outstanding at March 30, 2007	3,170,891	$22.85

Stock options exercisable at March 30, 2007	2,343,964	$24.84

Note O — Business Segments
     Statement 131 established annual and interim reporting standards for an enterprise’s operating segments and related disclosures about geographic information and major customers. Operating segment information for the third quarter and first three quarters of fiscal 2007 and 2006 is presented in accordance with Statement 131. We are organized into three operating segments, around the markets we serve: North America microwave, international microwave and network operations. The North America microwave segment designs, manufactures, sells and services microwave radio products, primarily for cellular network providers and private network users within North America. The international microwave segment designs, manufactures, sells and services microwave radio products, primarily for cellular network providers and private network users outside of North America. The network operations segment designs, produces, sells and services network management software systems, primarily for cellular network providers and private network users. The Chief Executive Officer of the Company has been identified as the Chief Operating Decision-Maker (CODM) as defined by Statement 131. Resources are allocated to each of these segments using information based primarily on their operating income (loss). Information related to assets, capital expenditures and depreciation and amortization for the operating segments is not part of the discrete financial information provided to and reviewed by the CODM.
     We evaluate each segment’s performance based on its revenue and operating income (loss), which is defined as revenue less cost of product sales and services and engineering, selling and administrative expenses.

	Quarter Ended		Three Quarters Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006
	(in millions)		(in millions)
Revenue
North America microwave	$48.9	$34.3	$157.5	$126.6
International microwave	84.9	35.0	161.6	107.8
Network operations	5.2	4.3	14.7	12.7

	$139.0	$73.6	$333.8	$247.1

Income Before Income Taxes
Segment operating income (loss):
North America microwave	$1.3	$0.0	$9.9	$12.7
International microwave	(24.0)	0.5	(18.2)	(35.1)
Network operations	0.3	0.3	0.7	0.9
Corporate allocations expense	(0.3)	(6.9)	(3.7)	(10.2)
Net interest expense	(0.2)	(0.6)	(0.3)	(0.4)

Loss before income taxes	$(22.9)	$(6.7)	$(11.6)	$(32.1)

     During the quarter ended March 30, 2007, we recorded $25.3 million in expense related to the acquisition of Stratex including the amortization of intangible assets and the fair value adjustments related to inventory and fixed assets, which primarily affected the North America microwave and international microwave segments. In addition, we incurred $3.6 million restructuring and merger integration charges which primarily affected the North America microwave and international microwave segments. During the second fiscal quarter of 2006, we had a $34.9 million write-down of inventory in the International microwave segment related to product discontinuance.
Note P — Income Taxes
     We account for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by tax rates at which temporary differences are expected to reverse. Deferred tax expense (benefit) is the result of changes in the deferred tax assets and liabilities. A valuation allowance is established to offset any deferred tax assets if, based upon the available information, it is more likely than not that some or all of the deferred tax assets will not be realized.
     Provision (benefit) for income taxes consisted of the following:

	Quarter Ended		Three Quarters Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
Current provision (benefit)
United States (federal, state and local)	$—	$—		$—
International	—	0.2	—	0.8

Total current (benefit) provision	—	0.2	—	0.8

Deferred provision (benefit)
United States (federal, state and local)	—	—		—
International	0.3	—	1.0	5.7

Total deferred provision (benefit)	0.3	—	1.0	5.7

Provision (benefit) for income taxes	$0.3	$0.2	$1.0	$6.5

     The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate:

	Quarter Ended		Three Quarters Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
Statutory U.S. Federal tax rate	(35.0)%	(35.0)%	(35.0)	(35.0)%
U.S. valuation allowances	35.0	35.0	35.0	35.0
State and local taxes, net of U.S. Federal tax benefit	—	—	—	—
International income taxes	1.3	3.0	8.6	20.2

Effective tax rate	1.3%	3.0%	8.6%	20.2%

Deferred tax assets and liabilities consisted of the following:

	March 30,	June 30,
	2007	2006
Deferred tax assets
Inventory valuations	$0.2	$6.0
Depreciation	0.5	0.7
International research and development expense deferrals	—	17.7
Tax credit carryforwards	4.9	17.3
Net operating loss carryforwards	39.2	36.2
Accruals	1.5	2.6

Total deferred tax assets	46.3	80.5
Valuation allowance	(22.8)	(69.2)

Net deferred tax assets	23.5	11.3

Deferred tax liabilities
Purchased intangible assets	16.4	—
Other	1.9	1.7

Total deferred tax liabilities	18.3	1.7

Net deferred tax asset	$5.2	$9.6

     The effective tax rate in the quarter ended March 30, 2007 and in the three quarters ended March 30, 2007 of 1.3% and 8.6%, respectively, was impacted by favorable tax adjustments recorded in purchase accounting offset by unfavorable carve out tax adjustments attributable to MCD. A deferred tax liability in the amount of $16.4 million has been recognized in accordance with SFAS 109 for the difference between the assigned values for purchase accounting purposes and the tax bases of the assets and liabilities acquired as a result of the Stratex Acquisition. This resulted in a $16.4 million increase to goodwill.
     The tax provision recorded in the quarter ended March 30, 2006 represents a carve-out tax provision related to MCD. The tax provision recorded in the three quarters ended March 31, 2006 relates primarily to a valuation allowance established in the period against certain net operating losses we have determined will not be realized subsequent to the decision to cease manufacturing activities in Canada.
     At March 30, 2007, we had $4.9 million of federal alternative minimum tax (AMT) credit carryforward, which does not expire. We also had net operating loss carryforwards of approximately $100 million. The tax loss carryforwards begin to expire in 2024 with no expiration in certain instances.
     For periods prior to January 26, 2007, income tax expense has been determined as if we had been a stand-alone entity, although the actual tax liabilities and tax consequences applied only to Harris. Our income tax expense relates to income taxes paid or to be paid in international jurisdictions for which net operating loss carryforwards were not available and domestic taxable income is deemed offset by tax loss carryforwards for which an income tax valuation allowance had been previously provided for in the financial statements.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Harris Stratex Networks, Inc.
     We have reviewed the condensed consolidated balance sheet of Harris Stratex Networks, Inc. and subsidiaries as of March 30, 2007, the related condensed consolidated statements of operations for the quarter and three quarters ended March 30, 2007 and March 31, 2006, the condensed consolidated statement of shareholders’ equity for the three quarters ended March 30, 2007, and the condensed consolidated statements of cash flows for the three quarters ended March 30, 2007 and March 31, 2006. These financial statements are the responsibility of the Company’s management.
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
     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the combined balance sheet of The Microwave Communications Division of Harris Corporation and subsidiaries as of June 30, 2006, and the related combined statements of operations, cash flows, and comprehensive income (loss) and division equity for the year then ended, not presented herein, and in our report dated August 28, 2006, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2006, is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Raleigh, North Carolina
May 4, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS OF HARRIS STRATEX NETWORKS, INC.
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
Acquisition of Stratex Networks, Inc. and Combination with MCD
     On January 26, 2007, Harris Stratex Networks, Inc. (the “Company,” “HSTX,” “Harris Stratex,” “we,” “us” and “our”) completed its merger (the “Stratex Acquisition”) with Stratex Networks, Inc. (“Stratex”) pursuant to a Formation, Contribution and Merger Agreement among Harris Corporation, Stratex, and Stratex Merger Corp., as amended and restated on December 18, 2006 and amended by letter agreement on January 26, 2007. In the transaction, Stratex Merger Corp., a wholly owned subsidiary of the Company, merged with and into Stratex with Stratex as the surviving corporation (renamed as “Harris Stratex Networks Operating Corporation”). Concurrently with the merger of Stratex and Stratex Merger Corp. (the “merger”), Harris Corporation contributed the Microwave Communications Division (“MCD”), along with $32.1 million in cash (comprised of $26.9 million contributed on January 26, 2007 and $5.2 million held by the Company’s foreign operating subsidiaries on January 26, 2007) to the Company (the “contribution transaction”).
     Pursuant to the merger, each share of Stratex common stock was converted into one-fourth of a share of our Class A common stock, and a total of 24,782,153 shares of our Class A common stock were issued to the former holders of Stratex common stock. In the contribution transaction, Harris Corporation contributed the assets of MCD, along with $32.1 million in cash, and in exchange, we assumed certain liabilities of Harris Corporation related to MCD and issued 32,913,377 shares of our Class B common stock to Harris Corporation. As a result of these transactions, Harris Corporation owned approximately 57 percent and the former Stratex shareholders owned approximately 43 percent of the total stock of our outstanding immediately following the closing.
     We completed the Stratex Acquisition to create a leading global communications solutions company offering end-to-end wireless transmission solutions for mobile and fixed-wireless service providers and private networks.
     The Stratex Acquisition was accounted for as a purchase business combination. Total consideration paid by the us was approximately $493.1 million as summarized in the following table (see Note C to condensed consolidated financial statements):

January 26,
Calculation of Allocable Purchase Price (in millions)	2007
Value of Harris Stratex Networks shares issued to Stratex Networks stockholders	$464.9
Value of Stratex Networks vested options assumed	15.5
Acquisition costs	12.7

Total allocable purchase price	$493.1

Overview
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Harris Stratex, which is sometimes referred to in this Form 10-Q as the MD&A, is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to our condensed consolidated financial statements and related notes beginning on page 3 of this report.
     The following is a list of the sections of MD&A, together with the perspective of our management on the contents of these sections of MD&A, which is intended to make reading these pages more productive:

•	Business Considerations — a general description of the Harris Stratex businesses; the value drivers of these businesses and our strategy for achieving value; fiscal 2007 key indicators; and industry-wide opportunities, challenges and risks that are relevant to us in the microwave communications industry.
•	Operations Review — an analysis of our consolidated results of operations and of the results in each of its three operating segments, to the extent the operating segment results are helpful to gaining an understanding of our business as a whole, for the quarter and three quarters ended March 30, 2007 and March 31, 2006 presented in our financial statements.

•	Liquidity, Capital Resources and Financial Strategies — an analysis of cash flows, contractual obligations, off-balance sheet arrangements, commercial commitments, financial risk management, impact of foreign exchange and impact of inflation.

•	Critical Accounting Policies and Estimates — a discussion of accounting policies and estimates that require the most judgment and a discussion of accounting pronouncements that have been issued but not yet implemented by us and their potential impact.
Business Considerations
     General
     MCD was a leading global provider of products and services in point-to-point microwave radio communications. Stratex Networks was a leading provider of innovative wireless transmission solutions to mobile wireless carriers and data access providers around the world. As a result of the combination of the two historical businesses, Harris Stratex was formed and has become a leading independent wireless networks solutions provider focused on providing microwave communications products, systems and services for private network operators and mobile telecommunications providers and turnkey end to end network management and solutions assurance for broadband and converted networks. Our three segments serve markets for microwave products and services in North America (North America microwave), international (international microwave) and network management software solutions worldwide (network operations). We generate revenue, income and cash flows by developing, manufacturing and selling microwave communications products and network management software as well as providing related services. We generally sell products and services directly to our customers. We utilize agents and distributors to sell some products and services, especially in international markets.
     Our mission statement is: “Harris Stratex Networks offers the most reliable, flexible, scalable, and easy to use wireless network solutions in the world for mobile, government and private networks. Every day, we build lasting customer relationships, grow our company and build new value for our shareholders by listening to our customers, delivering innovative products matched to market demand and offering superior service and quality. We’re committed to helping customers meet their competitive demands by building new wireless networks, upgrading existing networks and providing complete professional services.”
     Value Drivers of Harris Stratex Businesses and Strategy for Achieving Value
     We are committed to our mission statement, and we believe that executing the mission statement creates value. Consistent with this commitment, we currently focus on these key value drivers:
•	Continuing profitable revenue growth in all segments;

•	Focusing on operating efficiencies and cost reductions;

•	Maintaining an efficient capital structure.
     Continuing Profitable Revenue Growth in All Segments
     We have endeavored to capitalize on our strength in the North American market by continuing to win opportunities with public telecommunications providers as well as Federal, state and other private network operators to meet increasing demand for capacity requirements and the demand for high-reliability, high-bandwidth networks that are more secure and better protected against natural and man-made disasters. In addition, we are focused on increasing international revenue by offering new products and expanding regional sales channels to penetrate major regional mobile telecom operators. We offer engineering and other professional services for network planning, systems architecture design and project management as a global competitive advantage.

     Focusing on Operating Efficiencies and Cost Reductions
     The principal focus areas for operating efficiencies and cost management are: reducing procurement costs through an emphasis on coordinated supply chain management, reducing product costs through dedicated engineering resources focused on product design, improving manufacturing efficiencies across all segments, and optimizing facility utilization.
     Maintaining an Efficient Capital Structure
     Our capital structure is intended to optimize our cost of capital. We believe a strong capital position, access to key financial markets, ability to raise funds at a low effective cost and overall low cost of borrowing provide a competitive advantage. We had $95.2 million in cash, cash equivalents, and short-term investments as of March 30, 2007
     Key Indicators
     We believe that these value drivers, when fully implemented, will improve key indicators such as: net income, revenue, gross profit margin, operating cash flows, total assets as a percentage of revenue and total equity as a percentage of revenue.
     Industry-Wide Opportunities, Challenges and Risks
     Our business operating results and cash flows are affected by global trends and developments in the microwave communications markets, including the following:
•	Continuing build-out of new networks in emerging markets to meet rapid subscriber growth;

•	Increasing demand for microwave communications due to build-outs for third-generation (“3G”) services rapidly increasing number of cell sites;

•	Increasing demand to support capacity needs for new triple-play services;

•	Continuing fixed-line to mobile-line substitution;

•	Private networks and public telecommunications operators building high-reliability, high-bandwidth data networks that are more secure and better protected against natural and man-made disasters;

•	Continuing global mobile operator consolidation; and

•	The Federal Communications Commission, or FCC, mandate for a 2 GHz relocation project beginning in calendar 2007.
     We believe that our experience and capabilities are well aligned with, and positioned to capitalize on, these market trends and developments. While we believe that these developments generally will impact our business favorably going forward, we face a number of risks associated with the markets for our products and services, such as:
•	The ability to minimize the disruption of the merger and related integration on direct and indirect sales channels:

•	Slow market adoption of digital radio or any of our new products;

•	The failure to obtain and retain expected synergies from the merger;

•	Rates of success in executing, managing and integrating key acquisitions and transactions, including the integration of the operations, personnel and business of Stratex with those of MCD;

•	The ability to achieve our business plans;

•	The ability to manage and maintain key customer relationships;

•	Quarter-to-quarter changes in order input from our major customers and the associate variability in revenues, operating income and net income;

•	The ability to fund debt service obligations through operating cash flow;

•	The ability to obtain additional financing in the future and react to competitive and technological changes;

•	The ability to comply with restrictive covenants in our indebtedness;

•	The ability to compete with a range of other providers of microwave communications products and services;

•	The effect of technological changes on our businesses;

•	The ability to maintain projected product rollouts, product functionality or market acceptance of new products that we may introduce;

•	The extent to which our future earnings will be sufficient to cover fixed charges;

•	The effect of competition; our failure to protect our intellectual property rights; currency and interest rate risks;

•	Pricing pressure on our products and services;

•	The impact of political, economic and geographic risks on international sales;

•	The ability to retain our principal sources of revenue, and:

•	Future changes in prices for our products and services.
Quarter Ended March 30, 2007 Compared to the Quarter Ended March 31, 2006
     Revenue and Net Loss

			Percent
			Increase/
	Q3 FY07	Q3 FY06	(Decrease)
	(in millions, except percentages)
Revenue	$139.0	$73.6	88.9%
Net loss	$(23.2)	$(6.9)	N/M
% of revenue	N/M	N/M
     N/M — Not meaningful
     Our revenue for the third quarter of fiscal 2007 was $139.0 million, an increase of 88.9 percent from total revenue in the third quarter of fiscal 2006. Third quarter fiscal 2007 revenue includes $48.8 million of revenue from the acquired products and business of Stratex. The remainder of the increase resulted from sales growth in our North America microwave segment primarily due to increased demand from wireless service providers as discussed below. Total revenue for the third quarter, excluding the contribution from Stratex, increased 23% from the same quarter last year.
     The net loss for the third quarter of fiscal 2007 included the following amounts related to the acquisition of Stratex: $15.3 million write off of in-process research and development, $5.9 million write-off of a portion of the fair value adjustments related to inventory and fixed assets, $4.1 million amortization of developed technology, tradenames, customer relationships, contract backlog and non-competition agreements, and $3.5 million of charges related principally to restructuring and integration activities undertaken in connection with the merger. Net loss for the third quarter of fiscal 2006 included $5.4 million of corporate allocation expense related to the settlement of arbitration proceedings in connection with MCD’s former analog base station business and related services. The increase in net loss was partially offset by the income generated from the acquisition of Stratex and the increase in revenue excluding this acquisition, and the reduction of allocated expenses from Harris Corporation in the third quarter of fiscal 2007 compared to the prior year quarter.

Gross Margin

			Percent
			Increase/
	Q3 FY07	Q3 FY06	(Decrease)
	(in millions, except percentages)
Revenue	$139.0	$73.6	88.9%
Cost of product sales and services	(103.0)	(48.5)	N/M
Gross margin	$36.0	$25.1	43.4%
% of revenue	25.9%	34.1%
     Our gross margin (revenue less cost of product sales and services) was $36.0 million or 25.9% percent of revenue in the third quarter of fiscal 2007 compared to $25.1 million or 34.1% percent of revenue in the third quarter of fiscal 2006. Of the increase in gross margin, $16.8 million can be attributed to the gross margin generated by the operations acquired in the Stratex Acquisition, partially offset by the following amounts related to the acquisition of Stratex: $5.6 million write-off of a portion of the fair value adjustments related to inventory and fixed assets, and $1.2 million amortization of developed technology. Excluding the impact of the Stratex acquisition, gross margin as a percentage of revenue decreased in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006, due to the mix of revenue in the quarter, which was more heavily weighted generally to services revenue than in the prior-year period. The gross margins for services are lower than the margins for products. The mix of services to total product or microwave product revenue increased from 12 percent in the third quarter of fiscal 2006 to 22 percent in the third quarter of fiscal 2007.
     Engineering, Selling and Administrative Expenses

			Percent
			Increase/
	Q3 FY07	Q3 FY06	(Decrease)
	(in millions, except percentages)
Engineering, selling and administrative expenses	$40.1	$24.3	65.0%
% of revenue	28.8%	33.0%
     Our engineering, selling and administrative expenses increased from $24.3 million in the third quarter of fiscal 2006 to $40.1 million in the third quarter of fiscal 2007. Expenses in the third quarter of fiscal 2007 included the following amounts related to the acquisition of Stratex: $0.3 million write-off of a portion of the fair value adjustments related to fixed assets, and $2.2 million of charges related principally to integration activities undertaken in connection with the merger. The remainder of the increase in expenses can be attributed to the increase in activity due to the acquisition of Stratex Networks and an increase in FAS 123R expense in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006.
     Income Taxes

			Percent
			Increase/
	Q3 FY07	Q3 FY06	(Decrease)
	(in millions, except percentages)
Loss before income taxes	$(22.9)	$(6.7)	N/M
Income tax expense (benefit)	0.3	0.2	N/M
% of income before income taxes	N/M	N/M
     The basis for determining income tax expense for Harris Stratex Networks is discussed in Note P “Income Taxes” of the Condensed Consolidated Financial Statements under Part I, Item 1 above.
     The effective tax rate in the quarter ended March 30, 2007 of 1.3% was impacted by favorable tax adjustments recorded in purchase accounting offset by unfavorable carve-out tax adjustments attributable to MCD. A deferred tax liability in the amount of $16.4 million has been recognized in accordance with SFAS 109 for the difference between the assigned values for purchase accounting purposes and the tax bases of the assets and liabilities acquired as a result of the Stratex Acquisition. The offset was recorded as an increase to goodwill.
     The tax provision recorded in the quarter ended March 30, 2006 represents a carve-out tax provision related to MCD.

     At March 30, 2007, we had $4.9 million of federal alternative minimum tax (AMT) credit carryforwards, which do not expire. We also had net operating loss carryforwards of approximately $100 million. The tax loss carryforwards have expiration dates ranging between one year and no expiration in certain instances.
     Prior to the merger, Stratex Networks had net operating loss carryforwards totaling approximately $390 million. Upon completion of the merger, Stratex Networks utilized approximately $280 million of the net operating loss carryforwards, leaving a net operating loss carryforward of approximately $100 million. These net operating loss carryforwards begin to expire in 2024.
     For periods prior to January 26, 2007, income tax expense was determined as if MCD had been a stand-alone entity, although the actual tax liabilities and tax consequences applied only to Harris. Our income tax expense relates to income taxes paid or to be paid in international jurisdictions for which net operating loss carryforwards were not available. Domestic taxable income is deemed offset by tax loss carryforwards for which an income tax valuation allowance had been previously provided for in the financial statements.
     Discussion of Business Segments
     North America Microwave

			Percent
			Increase/
	Q3 FY07	Q3 FY06	(Decrease)
	(in millions, except percentages)
Revenue	$48.9	$34.3	42.6%
Segment operating income	1.3	0.0	N/M
% of revenue	2.7%	0.0%
     North America microwave segment revenue increased 42.6 percent from the third quarter of fiscal 2006 to the third quarter of fiscal 2007. This segment had operating income of $1.3 million in the third quarter of fiscal 2007 compared to none in the third quarter of fiscal 2006. The revenue increase included $1.4 million of revenue from products and services acquired in the Stratex Acquisition, but was driven mainly by increased demand for our products, primarily from wireless service providers as they began to substitute microwave wireless capabilities for leased lines to reduce network operating costs, in order to expand their geographic footprint and increase capacity to handle high-bandwidth voice, data, and video services. Additionally, private network revenue strengthened in the third quarter of fiscal 2007 with significant business from state and local governments for network hardening, interoperability, and homeland security projects.
     Operating income for this segment for the third quarter of fiscal 2007 was reduced by the following amounts related to the acquisition of Stratex: $0.3 million write-off of a portion of the fair value adjustments related to fixed assets, $0.9 million amortization of developed technology, tradenames, customer relationships, contract backlog and non-competition agreements and $1.3 million of charges related principally to restructuring and integration activities undertaken in connection with the merger. Excluding these charges, operating income would have been higher comparatively because of the 42.6 percent increase in revenue.

     International Microwave Segment

			Percent
			Increase/
	Q3 FY07	Q3 FY06	(Decrease)
	(in millions, except percentages)
Revenue	$84.9	$35.0	142.6%
Segment operating loss	(24.0)	(0.5)	N/M
% of revenue	N/M	N/M
     International microwave segment revenue increased 142.6 percent from the third quarter of fiscal 2006 to the third quarter of fiscal 2007, while incurring an operating loss of $24.0 million in the third quarter of fiscal 2007 compared to a loss of $0.5 million in the third quarter of fiscal 2006 for this segment. Third quarter fiscal 2007 revenue included $47.4 million of revenue from products and services acquired in the Stratex Acquisition. The remainder of the increase of approximately $2.5 million can be attributed to increased product shipments to mobile operators in Latin America to add coverage and increase capacity.
     The operating loss for this segment for the third quarter of fiscal 2007 of $24 million includes the following amounts related to the acquisition of Stratex: $15.3 million write off of in-process research and development, $5.6 million write-off of a portion of the fair value adjustments related to inventory and fixed assets, $3.2 million amortization of developed technology, tradenames, customer relationships, contract backlog and non-competition agreements, and $2.2 million of charges related principally to restructuring and integration activities undertaken in connection with the merger. Excluding these charges, operating income would have increased in the third quarter of fiscal 2007 because of the revenue increase cited above. Gross margin as a percentage of revenue decreased in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006, due to the mix of revenue in the quarter, which was more heavily weighted in lower margin services revenue in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. Services revenues generally produce lower gross margins than product revenues.
     Network Operations Segment

			Percent
			Increase/
	Q3 FY07	Q3 FY06	(Decrease)
	(in millions, except percentages)
Revenue	$5.2	$4.3	20.9%
Segment operating income	0.3	0.3	0.0%
% of revenue	5.8%	7.0%
     Network operations segment revenue increased 20.9 percent from the third quarter of fiscal 2006 to the third quarter of fiscal 2007. The increase in revenue resulted primarily from an increase in maintenance and services revenue in the Middle East and Africa during the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006.
     This segment had an operating income of $0.3 million in the third quarter of fiscal 2007 compared to income of $0.3 million in the third quarter of fiscal 2006. Operating income was flat year over year. The decrease in operating income as a percent of sales was driven by a product mix shift from higher margin software revenue to lower margin services revenue year over year, increased amortization of capitalized software development costs and increased engineering, selling, and administrative expenses.

Three Quarters Ended March 30, 2007 Compared to the Three Quarters Ended March 31, 2006
     Revenue and Net Loss

			Percent
			Increase/
	3Qs FY07	3Qs FY06	(Decrease)
	(in millions, except percentages)
Revenue	$333.8	$247.1	35.1%
Net loss	$(12.6)	$(38.6)	N/M
% of revenue	N/M	N/M
     Our revenue for the first three quarters of fiscal 2007 was $333.8 million, an increase of 35.1 percent compared to the first three quarters of fiscal 2006, and includes $48.8 million of revenue from the products and services acquired in the Stratex Acquistion for the (9 week) period following January 26, 2007. The remainder of the increase in revenue or $37.9 million, resulted from growth in the North America microwave, international microwave, and network operations segments. The increased demand for our products in North America during the three quarters ended March 30, 2007 came from both wireless service providers and private networks as mobile operators began to substitute microwave wireless capabilities for leased lines to reduce network operating costs, expand their geographic footprint and increase capacity to handle high-bandwidth voice, data, and video services. Private network demand also increased during the first three quarters of fiscal 2007 compared to the first three quarters of fiscal 2006, driven by the need for higher bandwidth and by the availability of Federal grant dollars to improve interoperability of public safety networks.
     Net loss for the first three quarters of fiscal 2007 was $12.6 million compared to a net loss of $38.6 million in the first three quarters of fiscal 2006. The net loss for the first three quarters of fiscal 2007 reflected the following amounts related to the acquisition of Stratex: $15.3 million write off of in-process research and development, $5.9 million write-off of a portion of the fair value adjustments related to inventory and fixed assets, $4.1 million amortization of developed technology, tradenames, customer relationships, contract backlog and non-competition agreements, and $5.3 million of charges related principally to restructuring and integration activities undertaken in connection with the merger, partially offset by the income generated from the operations acquired from Stratex and increased revenues from our North America microwave segment. Net income for the first thee quarters of fiscal 2006 was impacted by inventory write downs related to product discontinuances totaling $34.9 million, $0.9 million in severance benefits related to the restructuring plan which included moving manufacturing at the Montreal, Canada location to the San Antonio, Texas manufacturing plant, the related increase in income tax valuation allowance of $5.7 million, and $5.4 million of corporate allocation expense related to the settlement of arbitration proceedings in connection with our former analog base station business and related services .
Gross Margin

			Percent
			Increase/
	3Qs FY07	3Qs FY06	(Decrease)
	(in millions, except percentages)
Revenue	$333.8	$247.1	35.1%
Cost of product sales and services	(232.1)	(201.4)	15.2%
Gross margin	$101.7	$45.7	122.5%
% of revenue	30.5%	18.5%
     Our gross margin (revenue less cost of product sales and services) was $101.7 million or 30.5% percent of revenue for the first three quarters of fiscal 2007 compared to $45.7 million or 18.5% percent of revenue in the third quarter of fiscal 2006. Gross margin for the first three quarters of fiscal 2007 was reduced by the following amounts related to the acquisition of Stratex: $5.6 million write-off of a portion of the fair value adjustments related to inventory and fixed assets, and $1.2 million amortization of developed technology. These negative impacts were partially offset by an increase in gross margin attributed to the gross margin generated by the products and services acquired from Stratex and the increase in revenue from our North America microwave segment. During the second quarter of fiscal 2006, we had a $34.9 million write-down of inventory related to product discontinuance which negatively impacted gross margin.

     Engineering, Selling and Administrative Expenses

			Percent
			Increase/
	3Qs FY07	3Qs FY06	(Decrease)
	(in millions, except percentages)
Engineering, selling and administrative expenses	$91.0	$67.2	35.4%
% of revenue	27.3%	27.2%
     Our engineering, selling and administrative expenses increased from $67.2 million for the first three quarters of fiscal 2006 to $91.0 million for the first three quarters of fiscal 2007. Part of the increase in the first three quarters of fiscal 2007 resulted from amounts related to the acquisition of Stratex: $0.3 million write-off of a portion of the fair value adjustments related to fixed assets and $5.2 million of charges related principally to integration activities undertaken in connection with the merger. Expenses in the first three quarters of fiscal 2006 were favorably impacted by a $1.8 million gain on the sale of a building in San Antonio, Texas. The remainder of the increase in expenses can be attributed to the increase in business due to the Stratex Acquisition.
     Income Taxes

			Percent
			Increase/
	3Qs FY07	3Qs FY06	(Decrease)
	(in millions, except percentages)
Loss before income taxes	$(11.6)	$(32.1)	N/M
Income tax (benefit) expense	(1.0)	6.5	N/M
% of income before income taxes	8.6%	N/M
     The basis for determining income tax expense for Harris Stratex Networks is discussed in Note P “Income Taxes” of the Condensed Consolidated Financial Statements under Part I, Item 1 above.
     The effective tax rate during the three quarters ended March 30, 2007 of 8.6% was impacted by favorable tax adjustments recorded in purchase accounting offset by unfavorable carve-out tax adjustments attributable to MCD. A deferred tax liability in the amount of $16.4 million has been recognized in accordance with SFAS 109 for the difference between the assigned values for purchase accounting purposes and the tax bases of the assets and liabilities acquired as a result of the Stratex Acquisition. The offset was recorded as an increase to goodwill.
     The tax expense recorded in the three quarters ended March 31, 2006 relates primarily to a valuation allowance established in the period against certain net operating losses we have determined will not be realized subsequent to the decision to cease manufacturing activities in Canada.
     At March 30, 2007, we had $4.9 million of federal alternative minimum tax (AMT) credit carryforwards, which do not expire. We also had net operating loss carryforwards of approximately $100 million. The tax loss carryforwards have expiration dates ranging between one year and no expiration in certain instances.
     For periods prior to January 26, 2007, income tax expense has been determined as if MCD had been a stand-alone entity, although the actual tax liabilities and tax consequences applied only to Harris. Our income tax expense relates to income taxes paid or to be paid in international jurisdictions for which net operating loss carryforwards were not available and domestic taxable income is deemed offset by tax loss carryforwards for which an income tax valuation allowance had been previously provided for in the financial statements.

     Discussion of Business Segments
     North America Microwave

			Percent
			Increase/
	3Qs FY07	3Qs FY06	(Decrease)
	(in millions, except percentages)
Revenue	$157.5	$126.6	24.4%
Segment operating income	9.9	12.7	(22.0)%
% of revenue	6.3%	10.0%
     North America microwave segment revenue increased 24.4 percent from the first three quarters of fiscal 2006 to the first three quarters of fiscal 2007. Revenue for the first three quarters of fiscal 2007 included $1.4 million of revenue related to the acquisition of Stratex. The remainder of the increase can be attributed to increased demand for Harris Stratex’s products driven primarily by mobile operators that are upgrading and expanding networks for high bandwidth voice, data and video services and by private networks upgrading for increased reliability, survivability and interoperability. Total revenue from the historical MCD products and services was $156.1 million for the three quarters ended March 30, 2007, an increase of 23% over revenue from the same products during the three quarter period ended March 30, 2006.
     Operating income for the segment the first three quarters of fiscal 2007 was reduced by the following amounts related to the acquisition of Stratex: $0.3 million write-off of a portion of the fair value adjustments for fixed assets, $0.9 million amortization of developed technology, tradenames, customer relationships and noncompete agreements, and $2.3 million of charges related principally to restructuring and integration activities undertaken in connection with the merger. Gross margin as a percent of revenue also declined year over year due to a change in product mix in the first three quarters of fiscal 2007, combined with increased engineering, selling and administrative expenses in the first half of the fiscal year due to higher selling expenses.
     International Microwave Segment

			Percent
			Increase/
	3Qs FY07	3Qs FY06	(Decrease)
	(in millions, except percentages)
Revenue	$161.6	$107.8	49.9%
Segment operating loss	(18.2)	(35.1)	N/M
% of revenue	N/M	N/M
     International microwave segment revenue increased 49.9 percent from the first three quarters of fiscal 2006 to the first three quarters of fiscal 2007. This segment had an operating loss of $18.2 million for the first three quarters of fiscal 2007 compared to an operating loss of $35.1 million for the same period in the prior fiscal year. Revenue in the first three quarters of fiscal 2007 revenue includes $47.4 million from products and services obtained in the Stratex Acquisition. Total revenue for the historical MCD products and services was $114.2 million for the three quarters ended March 30, 2007, an increase of 6 percent from the prior year.
     Operating income for the third quarter of fiscal 2007 was reduced by the following amounts related to the acquisition of Stratex: $15.3 million write off of in-process research and development, $5.6 million amortization of the fair value adjustments for inventory and fixed assets, $3.2 million amortization of developed technology, tradenames, customer relationships, contract backlog and noncompete agreements, and $2.8 million of charges related principally to restructuring and integration activities undertaken in connection with the merger. Operating income in the first three quarters of fiscal 2006 was reduced by inventory write-downs related to product discontinuances totaling $34.9 million, and $0.9 million in severance benefits related to the restructuring plan which included moving manufacturing at the Montreal, Canada location to the San Antonio, Texas manufacturing plant. The increase in operating income excluding the impact of these charges can be attributed to the operating income generated from the products and services from Stratex and the increase in other revenue. This was partially offset by an increase in engineering selling and administrative expenses in the first three quarters of fiscal 2007 compared to the first three quarters of fiscal 2006.

     Network Operations Segment

			Percent
			Increase/
	3Qs FY07	3Qs FY06	(Decrease)
	(in millions, except percentages)
Revenue	$14.7	$12.7	15.7%
Segment operating income	0.7	0.9	(22.2)%
% of revenue	4.8%	7.1%
     Network operations segment revenue increased 15.7 percent from the first three quarters of fiscal 2006 to the first three quarters of fiscal 2007. This segment had an operating income of $0.7 million in the first three quarters of fiscal 2007 compared to operating income of $0.9 million in the first three quarters of fiscal 2006. The increase in revenue resulted primarily from an increase in maintenance and services revenue in the first three quarters of fiscal 2007 compared to the first three quarters of fiscal 2006. The decrease in operating income in total and as a percent of sales was driven by a product mix shift from higher margin software revenue to lower margin services revenue year over year, increased amortization of capitalized software development costs and increased engineering, selling, and administrative expenses
     Liquidity, Capital Resources and Financial Strategies
     Cash Flows

	First Three Quarters
	2007	2006
	(in millions)
Net cash used in operating activities	$(11.5)	$(2.2)
Net cash (used in) provided by investing activities	(2.2)	1.0
Net cash provided by financing activities	57.2	2.4
Effect of foreign exchange rate changes on cash	(2.9)	0.7

Net increase in cash and cash equivalents	$40.6	$1.9

     Cash and Cash Equivalents
     We consider all highly liquid debt instruments purchased with a remaining maturity of three months or less at the time of purchase to be cash equivalents. Our cash and cash equivalents increased by $40.6 million to $54.4 million at the end of the third quarter of fiscal 2007. We acquired $20.4 million in cash from the Stratex Acquisition net of acquisition costs of $12.7 million. We also generated cash of $8.3 million from the issuance of redeemable preference shares, $26.9 million in proceeds from the sale of Class B common stock to Harris in the contribution transaction, $17.8 million in proceeds from the sale of short-term investments, and net cash and other transfers of $24.1 million from Harris prior to the Stratex Acquisition. These increases in cash were offset by $11.5 million used in operations and purchases of $33.2 million in short-term investments.
     We currently believe that existing cash and cash equivalents, short-term investments, funds generated from operations and access to our credit facility will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for the next 12 months and the foreseeable future. Some of our cash will be used in integration and restructuring activities of during the next six to nine months. Other significant non-operational cash payments are not anticipated in fiscal 2007.
     There can be no assurance, however, that our business will generate cash flow, or that anticipated operational improvements will be achieved. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service its obligations, we may be required to sell assets, reduce capital expenditures, or obtain financing. If we need to obtain additional financing, we cannot be assured that it will be available on favorable terms, or at all. Our ability to make scheduled principal payments or pay interest on or refinance any future indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the microwave communications market and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

     Net Cash Used in Operating Activities
     Our net cash used in operating activities was $11.5 million in the first three quarters of fiscal 2007 compared to $2.2 million in the first three quarters of fiscal 2006. Operating cash flow was positively affected due to higher profitability on increased sales, a decrease in receivables and an increase in advance payments from customers and unearned income. These positive cash flow items were more than offset by uses of cash for unbilled costs and inventory, payments to Harris for operating items and a decrease in accounts payable and accrued expenses and other items. The increase in inventories was due to the build-up of several large projects scheduled to ship during the remainder of calendar 2007.
     Net Cash (Used in) Provided by Investing Activities
     Our net cash used in investing activities was $2.2 million in the first three quarters of fiscal 2007 compared to $1.0 million in the first three quarters of fiscal 2006. Net cash used in investing activities in the first three quarters of fiscal 2007 was primarily for $33.2 million in purchases of short-term investments, $2.8 million additions of capitalized software and $4.4 million additions of property, plant and equipment. Net cash provided by investing activities in the first three quarters of fiscal 2006 consisted of $20.4 million in cash acquired from the Stratex Acquisition net of acquisition costs of $12.7 million and $17.8 million from the sale of short-term investments.
     Net Cash Provided by Financing Activities
     Our net cash provided by financing activities in the first three quarters of fiscal 2007 was $57.2 million compared to $2.4 million in the first three quarters of fiscal 2006. The net cash provided by financing activities came primarily from $26.9 million in proceeds from the issuance of Class B common stock issued to Harris, $24.1 million in net cash and other transfers from Harris prior to the Stratex Acquisition, and $8.3 million in proceeds from the issuance of redeemable preference shares.
     Sources of Cash
     At March 30, 2007, our principal sources of liquidity consisted of $95.2 million in cash, cash equivalents and short term investments and $24.3 million of available credit under our $50 million credit facility.
     Available Credit Facility and Repayment of Debt
     We have $24.3 million of credit available against our $50 million revolving credit facility with a commercial bank as mentioned above. The total amount of revolving credit available is $50 million less the outstanding balance of the term loan portion and any usage under the revolving credit portion. The balance of the term loan portion of our credit facility was $22.3 million as of March 30, 2007 and there was $3.4 million outstanding in standby letters of credit as of that date, which are defined as usage under the revolving credit portion of the facility. There were no borrowings under the short-term debt portion of the facility as of March 30, 2007. As the term loans are repaid, additional credit will be available under the revolving credit portion of the facility.
     We believe that our available cash, cash equivalents and short-term investments of $95.2 million at March 30, 2007 combined with anticipated receipts of outstanding accounts receivable, the liquidation of other current assets and $24.3 million available credit under our revolving credit facility should be sufficient to meet our anticipated needs for working capital, restructuring and merger integration activities, and capital expenditures for the next twelve months.
     Depending on the results of our operations and the growth of our business, we may require additional financing which may not be available to us in the required time frame on commercially reasonable terms, if at all. However, we believe that we have the financial resources needed to meet our business requirements for at least the next 12 months.

     Our debt consisted of the following at March 30, 2007 and June 30, 2006:

	March 30,	June 30,
	2007	2006
	(in millions)
Credit Facility with Bank:
Term Loan A	$7.3	$0.0	*
Term Loan B	15.0	0.0	*
Other short-term note	0.1	0.2

Total	22.4	0.2
Less current portion	(11.3)	(0.2)

Long-term debt	$11.1	$0.0

     • The debt balances assumed as a result of the Stratex Acquisition were not obligations of Harris Stratex at June 30, 2006.
     Term Loan A of the Credit Facility requires monthly principal payments of $0.5 million plus interest at a fixed rate of 6.38% through May 2008. Term Loan B requires monthly principal payments of $0.4 million plus interest at a fixed rate of 7.25% through March 2010.
     At March 30, 2007, our future debt principal payment obligations were as follows:

Years ending in June
(in millions)
2007	$2.9
2008	10.7
2009	5.0
2010	3.8

Total	$22.4

     Based on covenants included as part of the Credit Facility we have to maintain, as measured at the last day of each fiscal quarter, tangible net worth of at least $54 million plus (1) 25% of net income, as determined in accordance with GAAP (exclusive of losses) and (2) 50% of any increase to net worth due to subordinated debt or net equity proceeds from either public or private offerings (exclusive of issuances of stock under our employee benefit plans) for such quarter and all preceding quarters since December 31, 2005. We also have to maintain, as measured at the last day of each fiscal month, a ratio of not less than 1.25 determined as follows: (a) the sum of total unrestricted cash and cash equivalents plus short-term and long-term marketable securities plus 25% of all accounts receivable due to us minus certain outstanding bank services and reserve for foreign currency contract transactions divided by (b) the aggregate amount of outstanding borrowings and other obligations to the bank. As of March 30, 2007, we were in compliance with these financial covenants at that date.
     Restructuring and Severance Payments
     We have a liability for restructuring activities totaling $14.7 million as of March 30, 2007, of which $2.9 million is classified as a current liability and expected to be paid out in cash over the next year. Additionally, we have recorded a $7.1 million liability for severance payments in connection with the Stratex Acquisition. Furthermore, we anticipate additional restructuring charges that may be recorded during the remainder of calendar 2007 that cannot be quantified at this time.

     Commercial Commitments
     We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit and other arrangements with financial institutions and insurers primarily relating to the guarantee of future performance on certain tenders and contracts to provide products and services to customers. At March 30, 2007, we had commercial commitments on outstanding surety bonds, standby letters of credit, guarantees and other arrangements, as follows:

	Expiration of Commitments by Fiscal Year
					After
	Total	2007	2008	2009	2009
	(in millions)
Standby letters of credit used for:
Bids	$1.2	$0.1	$1.1	$—	$—
Down payments	0.1	—	0.1	—	—
Performance	9.8	2.8	6.3	0.5	0.2
Warranty	0.5	0.5	—	—	—

	11.6	3.4	7.5	0.5	0.2
Surety bonds used for:
Bids	2.7	2.7	—	—	—
Performance	24.7	0.3	24.4	—	—

	27.4	3.0	24.4	—	—
Guarantees	0.4	—	0.3	—	0.1

Total commitments	$39.4	$6.4	$32.2	$0.5	$0.3

     Impact of Foreign Exchange
     The impact of translating the assets and liabilities of foreign operations to U.S. dollars is included as a component of shareholders’ equity. At March 30, 2007, the cumulative translation adjustment decreased shareholders’ equity by $5.6 million compared to a reduction of $1.5 million at June 30, 2006. We have utilized foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on our results in fiscal 2007 or 2006.
     Impact of Inflation
     To the extent feasible, we have consistently followed the practice of adjusting prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services.
Critical Accounting Policies and Estimates
     Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements included in our Form S-4, as amended, which was declared effective by the SEC on January 5, 2007. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition, (ii) provisions for excess and obsolete inventory losses, (iii) impairment testing of goodwill and intangible assets, (iv) income taxes and tax valuation allowances, and (v) assumptions used to record stock option and share-based compensation, and (vi) purchase accounting.
Impact of Recently Issued Accounting Pronouncements
     As described in “Note B — Recent Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements beginning on page 6 of this Form 10-Q, there are accounting pronouncements that have recently been issued but have not yet been implemented by us. Note B describes the potential impact that these pronouncements are expected to have on our financial position, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Exchange Rate Risk
     We use foreign exchange contracts to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers; accounts receivable from, and future committed sales to, customers; and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At March 30, 2007, we had open foreign exchange contracts with a notional amount of $39.7 million, of which $11.3 million were classified as cash flow hedges and $28.4 million were classified as fair value hedges. That compares to total foreign exchange contracts with a notional amount of $19.4 million as of June 30, 2006, of which $7.1 million were classified as cash flow hedges and $12.3 million were classified as fair value hedges. The June 30, 2006 amounts include only the MCD business while the March 30, 2007 amounts include amounts assumed in the Stratex Acquisition and other activity since January 26, 2007. At March 30, 2007, contract expiration dates ranged from less than one month to 2 months with a weighted average contract life of approximately one month. More specifically, the foreign exchange contracts classified as cash flow hedges have been used primarily to hedge currency exposures from customer orders denominated in non-functional currencies currently in backlog. As of March 30, 2007, we estimated that a pre-tax loss of $0.2 million would be reclassified into earnings from comprehensive income within the next 6 months related to these cash flow hedges. The net gain included in our earnings in the quarter and three quarters ended March 30, 2007 and March 31, 2006 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in our earnings in the quarter and three quarters ended March 30, 2007 and March 31, 2006 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our earnings in the quarter and three quarters ended March 30, 2007 and March 31, 2006 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement 133, “Accounting for Derivative Instruments and Hedging Activities.” Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates would not have a material impact on our financial condition or results of operations.
Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and bank debt.
     Exposure on Short-term Investments
     We do not use derivative financial instruments in our short-term investment portfolio. We invest in high-credit quality issues and, by policy, limit the amount of credit exposure to any one issuer and country. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The portfolio is also diversified by maturity to ensure that funds are readily available as needed to meet our liquidity needs. This policy reduces the potential need to sell securities in order to meet liquidity needs and therefore the potential effect of changing market rates on the value of securities sold.
     We had $95.2 million in cash, cash equivalents and short-term investments at March 30, 2007. Short-term investments totaled $40.8 million at March 30, 2007. At March 30, 2007, short-term investments had contractual maturities ranging from 1 month to 12 months.
     The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our short-term investments are at fixed interest rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The average number of days to maturity for investments held at March 30, 2007 was 68 days and these investments had an average yield of 5.2% per annum.
     As of March 30, 2007, unrealized losses on investments were insignificant. The investments have been recorded at fair value on our balance sheet.

     Exposure on Borrowings
     Any borrowings under the revolving portion of our credit facility will be at an interest rate of the bank’s prime rate or LIBOR plus 2%. As of March 30, 2007 we had $24.3 million of available credit. A hypothetical 10% change in interest rates would not have a material impact on our financial position, results of operations or cash flows.
Item 4. Controls and Procedures.
     Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 30, 2007.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     On February 8, 2007, a court order was entered against Stratex do Brasil, a subsidiary of Harris Stratex Networks Operating Company, in Brazil to enforce performance of an alleged agreement between the former Stratex Networks, Inc. entity and a supplier. We have not determined what if any liability this may result in as the court did not award any damages. We intend to appeal the decision to enforce the alleged agreement, and do not expect this litigation to have a material adverse effect on our business, operating results or financial condition.
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
Item 6. Exhibits.
     The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

(10.15.1)	Employment Agreement dated as of January 26, 2007 between Harris Stratex Networks, Inc. and Sarah A. Dudash.
(10.15.2)	Employment Agreement dated as of April 1, 2006 between Harris Stratex Networks, Inc. and Heinz Stumpe.
(15)	Letter Regarding Unaudited Interim Financial Information.
(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32.1)	Section 1350 Certification of Chief Executive Officer.
(32.2)	Section 1350 Certification of Chief Financial Officer.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS STRATEX NETWORKS, INC. (Registrant)
Date: May 8, 2007	By:	/s/ Sarah A. Dudash
Sarah A. Dudash
Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit
Number	Description
(10.15.1)	Employment Agreement dated as of January 26, 2007 between Harris Stratex Networks, Inc. and Sarah A. Dudash.
(10.15.2)	Employment Agreement dated as of April 1, 2006 between Harris Stratex Networks, Inc. and Heinz Stumpe.
(15)	Letter Regarding Unaudited Interim Financial Information.
(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32.1)	Section 1350 Certification of Chief Executive Officer.
(32.2)	Section 1350 Certification of Chief Financial Officer.