Form 10-K
period 2007-06-29
Harris Stratex Networks, Inc.
filed 2007-08-27
CIK 1377789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33278
HARRIS STRATEX NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5961564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

637 Davis Drive Morrisville, North Carolina (Address of principal executive offices)	27560 (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Class B Common Stock, par value $0.01 per share	None
Warrants	None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of December 29, 2006, the last business day of our most recently completed second fiscal quarter, our Class A Common Stock was not listed on any exchange or over-the-counter market. Our Class A Common Stock began trading on the NASDAQ Global Market on January 30, 2007. As of June 29, 2007, the aggregate market value of the registrant’s Class A Common Stock held by non-affiliates was approximately $450,097,000.

Class of Stock	Shares Outstanding as of August 14, 2007

Class A Common Stock, par value $0.01 per share	25,455,168
Class B Common Stock, par value $0.01 per share	32,913,377
Total shares of common stock outstanding	58,368,545

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held November 14, 2007, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended June 29, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

HARRIS STRATEX NETWORKS, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 29, 2007

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements of, about, concerning or regarding: our plans, strategies and objectives for future operations; our research and development efforts and new product releases and services; trends in revenue; drivers of our business and the markets in which we operate; future economic conditions, performance or outlook and changes in our industry and the markets we serve; the outcome of contingencies; the value of our contract awards; beliefs or expectations; the sufficiency of our cash and our capital needs and expenditures; our intellectual property protection; our compliance with regulatory requirements and the associated expenses; expectations regarding litigation; our intention not to pay cash dividends; seasonality of our business; the impact of foreign exchange and inflation; taxes; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects,” “targets,” “goals,” “seeing,” “delivering,” “continues,” “forecasts,” “future,” “predict,” “might,” “could,” “potential,” or the negative of these terms, and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Annual Report on Form 10-K. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we undertake no obligation, other than as imposed by law, to update forward-looking statements to reflect further developments or information obtained after the date of filing of this Annual Report on Form 10-K or, in the case of any document incorporated by reference, the date of that document, and disclaim any obligation to do so.

The following are some of the factors we believe could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here also could adversely affect us, including those in “Item 1A. Risk Factors”:

•	The recent acquisition of Stratex could be difficult to integrate and we may fail to see the expected synergies between the combined companies.

•	We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures.

•	We derive a substantial portion of our revenue from international operations and are subject to the risks of doing business in foreign countries, including fluctuations in foreign currency exchange rates.

•	Our future success will depend on our ability to develop new products that achieve market acceptance.

•	We cannot predict the consequences of future geo-political events, but they may adversely affect the markets in which we operate, our ability to insure against risks, our operations or our profitability.

•	We have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties, including the diversion of management attention, difficulties in integration and a failure to realize expected synergies between the combined companies.

•	The inability of our subcontractors to perform, or our key suppliers to deliver our components or products, could cause our products to be produced in an untimely or unsatisfactory manner.

•	Third parties have claimed in the past and may claim in the future that we are infringing upon their intellectual property rights, and third parties may infringe upon our intellectual property rights.

•	The outcome of litigation or arbitration in which we are involved is unpredictable and an adverse decision in any such matter could have a material adverse affect on our financial position and results of operations.

•	We are subject to customer credit risk.

•	Developing new technologies entails significant risks and uncertainties.

•	We have significant operations in Florida that could be materially and adversely impacted in the event of a hurricane, and operations in California that could be materially and adversely impacted in the event of an earthquake.

•	Changes in our effective tax rate may have an adverse effect on our results of operations.

PART I.

Item 1.	Business.

Harris Stratex Networks, Inc., together with its subsidiaries, is a leading global independent supplier of turnkey wireless network solutions and comprehensive network management software, backed by an extensive suite of professional services and support. As the market share leader in North America and a top-tier provider in international markets, we offer a broad portfolio of reliable, flexible, scalable and cost-efficient wireless network solutions, based on our innovative microwave radio systems and network management software. We serve all global markets, including mobile network operators, public safety agencies, private network operators, utility and transportation companies, government agencies and broadcasters. Customers in more than 135 countries depend on us to build, expand and upgrade their voice, data and video solutions and we are recognized around the world for innovative, best-in-class solutions and services.

Harris Stratex Networks, Inc. was incorporated in Delaware in 2006 to combine the businesses of Harris Corporation’s Microwave Communications Division (“MCD”) and Stratex Networks, Inc. (“Stratex”). Our principal executive offices are located at 637 Davis Drive, Morrisville, North Carolina 27560. Our telephone number is (919) 767-3230. Our Internet address is www.harrisstratex.com. Our common stock is listed on the NASDAQ Global Market under the symbol HSTX. On August 1, 2007, we employed approximately 1,440 people. Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company,” “HSTX” and “Harris Stratex” as used in this Annual Report on Form 10-K refer to Harris Stratex Networks, Inc. and its subsidiaries.

Acquisition of Stratex Networks, Inc. and Combination with MCD

On January 26, 2007, we completed our merger (the “Stratex acquisition”) with Stratex Networks, Inc. (“Stratex”) pursuant to a Formation, Contribution and Merger Agreement among Harris Corporation, Stratex, and Stratex Merger Corp., as amended and restated on December 18, 2006 and amended by letter agreement on January 26, 2007. In the transaction, Stratex Merger Corp., a wholly-owned subsidiary of the Company, merged with and into Stratex, with Stratex as the surviving corporation (renamed as “Harris Stratex Networks Operating Corporation”). Concurrently with the merger of Stratex and Stratex Merger Corp. (the “merger”), Harris Corporation contributed the Microwave Communications Division (“MCD”), along with $32.1 million in cash (comprised of $26.9 million contributed on January 26, 2007 and $5.2 million held by the Company’s international operating subsidiaries on January 26, 2007) to the Company (the “contribution transaction”).

Pursuant to the merger, each share of Stratex common stock was converted into one-fourth of a share of our Class A common stock, and a total of 24,782,153 shares of our Class A common stock were issued to the former holders of Stratex common stock. In the contribution transaction, Harris Corporation contributed the assets of MCD, along with $32.1 million in cash, and in exchange, we assumed certain liabilities of Harris Corporation related to MCD and issued 32,913,377 shares of our Class B common stock to Harris Corporation. As a result of these transactions, Harris Corporation owned approximately 57% and the former Stratex shareholders owned approximately 43% of our total outstanding stock immediately following the closing.

We completed the Stratex acquisition to create a leading global communications solutions company offering end-to-end wireless transmission solutions for mobile and fixed-wireless service providers and private networks.

The Stratex acquisition was accounted for as a purchase business combination. Total consideration paid by us was approximately $493.1 million as summarized in the following table (see Note D to consolidated financial statements):

January 26,
Calculation of Allocable Purchase Price (In millions):	2007

Value of Harris Stratex Networks shares issued to Stratex Networks stockholders	$464.9
Value of Stratex Networks vested options assumed	15.5
Acquisition costs	12.7

Total allocable purchase price	$493.1

Overview of Companies prior to the Business Combination

Stratex Networks, Inc.

Stratex Networks, Inc., formerly known as Digital Microwave Corporation and DMC Stratex Networks, Inc., was incorporated in California in 1984 and reincorporated in Delaware in 1987. In August 2002, Stratex changed its name from DMC Stratex Networks, Inc. to Stratex Networks, Inc. Stratex was a leading provider of innovative wireless transmission solutions to mobile wireless carriers and data access providers around the world. Its solutions also addressed the requirements of fixed wireless carriers, enterprises and government institutions that operate broadband wireless networks. The company designed, manufactured and marketed a broad range of products that offered a wide range of transmission frequencies, ranging from 0.3 to 38 gigahertz (“GHz”), and a wide range of transmission capacities, typically ranging from 64 kilobits per second to 2xOC-3 or 311 megabits per second. In addition to product offerings, the company provided network planning, design and installation services and worked closely with its customers to optimize transmission networks.

Stratex had a long history of introducing innovative products into the telecommunications industry. Its newest product platform, Eclipsetm, which began shipping in January 2004, was one of the first wireless transmission platforms to combine a broad range of wireless transmission functions into one network processing node. This node contains many functions that previously had to be purchased separately from one or more equipment suppliers. Eclipse has the flexibility to increase transmission speeds and adjust capacity via software upgrades. It is designed to simplify complex networks and lower the total cost of ownership over the product life.

The sales of all of Stratex product lines were generated primarily through its worldwide direct sales force. The company also generated sales through base station suppliers, distributors and agents. It marketed its products directly to service providers directly, as well as indirectly through relationships with original equipment manufacturer (“OEM”) base station suppliers. Overall, Stratex had sold over 300,000 microwave radios prior to its merger with the Company, which have been installed in over 135 countries.

Harris Corporation’s Microwave Communications Division

MCD designed, manufactured and sold a broad range of microwave radios for use in worldwide wireless communications networks. Applications included wireless/mobile infrastructure connectivity; secure data networks; public safety transport for state, local and federal government users; and right-of-way connectivity for utilities, pipelines, railroads and industrial companies. In general, wireless networks are constructed using microwave radios and other equipment to connect cell sites, fixed-access facilities, switching systems, land mobile radio systems and other wireless transmission systems. For many applications, microwave systems offer a lower-cost, highly reliable alternative to competing transmission technologies such as fiber, coaxial cable or copper wire systems. MCD’s product line spanned frequencies from 2 to 38 GHz and included:

•	The TRuepoint® family of microwave radios. MCD’s next-generation microwave point-to-point radio platform, which provides Synchronous Digital Hierarchy (“SDH”) and Plesiochronous Digital Hierarchy (“PDH”) in a single platform and is designed to meet the current and future needs of network operators, including mobile, private network, government and access service providers. The unique architecture of the core platform reduces both capital expenditures and life cycle costs, while meeting international and North American standards and regulatory requirements. The software-based architecture enables transition between traditional microwave access applications and higher-capacity transport interconnections. The wide range of capacities, interfaces, modulation schemes, frequency/channel plans and power levels have been made available to meet the requirements of networks around the world. The TRuepoint product family delivered service from 4 to 180 megabits per second (“Mbps”) capacity at frequencies ranging from 6 to 38 GHz;

•	The Constellation® medium-to-high-capacity family of point-to-point digital radios, operating in the 6, 7/8 and 10/11 GHz frequencies, designed for network applications and supporting both PDH and Synchronous Optical Network (“SONET”), the standard for digital transport over optical fiber in North American applications. Constellation radios are suited for wireless mobile carriers and private operators, including critical public safety networks; and

•	MegaStar® high-capacity, carrier-class digital point-to-point radios, operating in the 5, 6, 7/8 and 11 GHz frequencies and designed to eliminate test equipment requirements, reduce network installation and operation costs, and conform to PDH, SONET and SDH standards.

MCD provided turnkey microwave systems and service capabilities, offering complete network and systems engineering support and services, including planning, design and systems integration, site surveys and builds, deployment, management, training and customer service — the full range of services being a key competitive discriminator for MCD in the microwave radio industry.

MCD also offered a comprehensive network management system. Its NetBoss® integrated network management platform supports wireless, wireline and Internet service providers. NetBoss offers fault management, performance management, service activation, billing mediation and Operational Support System (“OSS”) integration in a modular, off-the-shelf solution designed for rapid deployment. The modularity of NetBoss enables customers to implement a comprehensive set of capabilities immediately or gradually, as their needs dictate. The newest offering in this product family is NetBoss EM, an element manager.

Principal customers for MCD’s products and services included domestic and international wireless/mobile service providers, original equipment manufacturers, as well as private network users such as public safety agencies, utilities, pipelines, railroads and other industrial enterprises. In general, MCD’s North American products and services were sold directly to customers through its sales organizations and established distribution channels. Internationally, MCD marketed and sold its products and services through regional sales offices and established distribution channels.

Overview of Integrated Company after the Business Combination

We design, manufacture and sell a range of wireless networking products, solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe. Products include point-to-point digital microwave radio systems for mobile system access, backhaul, trunking and license-exempt applications, supporting new network deployments, network expansion, and capacity upgrades. We offer a broad range of products, including the products developed and sold by both Stratex and MCD. We deliver our products and services through three reportable business segments: North America Microwave, International Microwave and Network Operations. Network Operations serves all markets worldwide. Revenue and other financial information regarding our business segments is set forth on pages 39-41 of this Annual Report on Form 10-K.

North America Microwave

The North America Microwave segment delivers microwave radio products and services to major national carriers and other cellular network operators, public safety operators and other government agencies, systems integrators, transportation and utility companies, and other private network operators within North America. A large part of our North American business is with the cellular backhaul and public safety segments.

Historically, and prior to the merger of Stratex and Harris MCD, the North America Microwave segment accounted for the most significant portion of our revenue. Because substantially all of Stratex’s revenue was in international markets, our North America segment revenue declined to approximately 43% of our total revenue for fiscal 2007. We generally sell products and services directly to our customers. We use distributors to sell some products and services.

International Microwave

The International Microwave segment delivers microwave radio products and services to regional and national carriers and other cellular network operators, public safety operators, government and defense agencies, and other private network operators in every region outside of North America. Our wireless systems deliver regional and country-wide backbone in developing nations, where microwave radio installations provide 21st-century communications rapidly and economically. Rural communities, areas with rugged terrain and regions with extreme temperatures benefit from the ability to build an advanced, affordable communications infrastructure despite these challenges. A significant part of our international business is in supplying wireless segments in small-pocket, remote, rural and metropolitan areas. High-capacity backhaul is another major opportunity for us. We see the increase in subscriber density and the forecasted growth and introduction of new bandwidth-hungry 3G services as major drivers for growth is this market.

Our International Microwave segment represented approximately 53% of our revenue for fiscal 2007. The addition of Stratex business contributes significantly to our International Microwave segment, since approximately 95% of Stratex’s historical revenue was in international markets. We generally sell products and services directly to our customers. We use agents and distributors to sell some products and services in international markets.

Network Operations

The Network Operations segment offers a wide range of software-based network management solutions for network operators worldwide, from element management to turnkey, end-to-end network management and service assurance solutions for virtually any type of communications or information network — including broadband, wireline, wireless and converged networks. The NetBoss product line develops, designs, produces, sells and services network management systems for these applications. Other element management product families include ProVision® and StarViewtm.

Our Network Operations segment represented approximately 4% of our revenue for fiscal 2007. We generally sell products and services directly to our customers. We use agents, resellers and distributors to sell some products and services in international markets.

Industry Background

Wireless transmission networks are constructed using microwave radios and other equipment to connect cell sites, switching systems, wireline transmission systems and other fixed access facilities. Wireless networks range in size from a single transmission link connecting two buildings to complex networks comprising of thousands of wireless connections. The architecture of a network is influenced by several factors, including the available radio frequency spectrum, coordination of frequencies with existing infrastructure, application requirements, environmental factors and local geography.

There has been an increase in the capital spending in the wireless telecommunications industry in recent years. The demand for high-speed wireless transmission products has been growing at a slightly higher rate than the wireless industry as a whole. We believe that this growth is directly related to a growing global subscriber base for mobile wireless communications services, increased demand for fixed wireless transmission solutions and demand for new services delivered from next-generation networks capable of delivering broadband services. Major driving factors for such growth include the following:

•	Increase in global wireless subscribers and minutes of use. The number of global wireless subscribers and minutes of use per subscriber are expected to continue to increase. The primary drivers include increased subscription, increased voice minutes of use per subscriber and the growing use by subscribers of data applications. Third generation, or “3G,” data applications have been introduced in developed countries and this has fueled an increase in minutes of data use. We believe that growth as a result of new data services will continue for the next several years.

•	Increased establishment of mobile and fixed wireless telecommunications infrastructures in developing countries. In parts of the world, telecommunications services are inadequate or unreliable because of the lack of existing infrastructures. To service providers in developing countries seeking to increase the availability and quality of telecommunications and Internet access services, wireless solutions are an attractive alternative to the construction or leasing of wireline networks, given their relatively low cost and ease of deployment. As a result, there has been an increased establishment of mobile and fixed wireless telecommunications infrastructures in developing countries. Emerging telecommunications markets in Africa, Asia, the Middle East, Latin America and Eastern Europe are characterized by a need to build out basic telecommunications systems.

•	Technological advances, particularly in the wireless telecommunications market. The demand for cellular telephone and other wireless services and devices continues to increase due to technological advances and increasing consumer demand for connectivity to data and voice services. New mobile-based services based upon third-generation wireless technology is also creating additional demand and growth in mobile networks and their associated infrastructure. The demand for fixed broadband access networks has also increased due to data transmission requirements resulting from Internet access demand. Similar to cellular telephone networks, wireless broadband access is typically less expensive to install and can be installed more rapidly than a wireline or fiber alternative. New and emerging services such as WiMAX are expected to expand over the next several years. Both WiMAX and new high-speed mobile-based technology can be used for a number of applications, including “last mile” broadband connections, hotspots and cellular backhaul, and high-speed enterprise connectivity for business.

•	Global deregulation of telecommunications market and allocation of radio frequencies for broadband wireless access. Regulatory authorities in different jurisdictions allocate different portions of the radio frequency spectrum for various telecommunications services. Many countries have privatized the state-owned telecommunications monopoly and opened their markets to competitive network service providers. Often these providers choose a wireless transmission service, which causes an increase in the demand for transmission solutions. Such global deregulation of the telecommunications market and the related allocation of radio frequencies for broadband wireless access transmission have led to increased competition to supply wireless-based transmission systems.

Other Global trends and developments in the microwave communications markets include:

•	Continuing fixed-line to mobile-line substitution;

•	Private networks and public telecommunications operators building high-reliability, high-bandwidth networks that are more secure and better protected against natural and man-made disasters;

•	Continuing global mobile operator consolidation; and

•	An FCC network initiative in the U.S. The FCC has allocated 90 megahertz (“MHz”) of spectrum to Advanced Wireless Services (“AWS”) — 45 MHz in the 1710-1755 MHz (government) band and 45 MHz in the 2110-2155 MHz (commercial) band. Operators and federal agencies currently using these frequencies must move to another frequency to allow new entrants to use these frequencies for networks that deliver AWS services. This is a large opportunity for wireless transmission solution providers with extensive experience with frequency moves, as is the case with Harris Stratex Networks.

We believe that as broadband access and telecommunications requirements grow, wireless systems will continue to be used as transmission systems to support a variety of existing and expanding communications networks and applications. We believe that wireless systems will be used to address the connection requirements of several markets and applications, including the broadband access market, cellular applications and private networks.

Strategy

Our objective is to enhance our position as a leading provider of innovative, high-value wireless transmission solutions for the worldwide mobile, network interconnection and broadband access markets. To achieve this objective, our strategy is to:

•	Continue to serve our existing customer base. As a combined company, we have sold more than 750,000 microwave radios in over 135 countries. Today, our sales are distributed about evenly between the United States and international markets, with the international segment growing at a faster rate. We intend to leverage our customer base, our longstanding presence in many countries, our distribution channels, our comprehensive product line and our turnkey solution capability to continue to sell existing and new products and services to current customers.

•	Continue to grow our North America business. The North American market has been a traditional stronghold for MCD, and Harris Stratex Networks continues to be a clear leader in the U.S. wireless transmission market. We plan to continue our growth and leadership with innovative TRuepoint solutions for cellular backhaul, public safety, government, utilities, transportation and other market segments. Eclipse will play a growing role in cellular backhaul and in carrier Ethernet, a new type of networking using data links for all types of carrier services, including voice.

•	Continue to grow our international business. We believe we are well-positioned to take advantage of worldwide market opportunities for wireless infrastructure to significantly grow our international business. We have a strong presence in Africa, as well as Europe, the Middle East and Russia, (“EMER”) and a growing presence in the Asia-Pacific region and South America. We plan to pursue opportunities in high-growth markets in all of these regions, leveraging our innovative products, full turnkey solution capability and professional services. Our new international headquarters in the Republic of Singapore (“Singapore “) is now in operation as a base for our international business and a sales and service hub for the Asia-Pacific region, reflecting and supporting our growing focus on international markets.

•	Continue to introduce innovative products that meet the needs of our customers. We have a long history of introducing innovative products into the telecommunications industry. Both Eclipse and TRuepoint offer high-value solutions to virtually every type of service provider or network operator. Eclipse offers a flexible, cost-efficient nodal solution that reduces external equipment requirements, while TRuepoint offers flexible, high-performance, high-reliability wireless networking for all global capacity and frequency requirements.

•	Expand existing markets and explore new market opportunities. We intend to expand our presence in the mobile wireless market by exploiting market opportunities created by the growing number of global wireless subscribers, increasing global minutes of use, the continuing emergence of new services and the commitment of developing nations around the world to expand national infrastructure to all population areas via cost-efficient, rapidly installed microwave radio networks. We also intend to expand our market share in the emerging data business. In particular, carrier-grade Ethernet market opportunities are starting to emerge and Eclipse is ideally suited to meet those needs.

•	Offer complete turnkey solutions. We plan to continue leveraging more than eight decades of microwave experience in the combined companies to offer industry-leading professional services, from network planning to site builds, system deployment and network monitoring.

•	Deliver superior customer service. We intend to keep improving our industry-leading customer service organization to maximize our customers’ satisfaction with our solutions and loyalty to us as a solution provider.

Solutions

Our solutions are designed to meet the various regional, operational and licensing needs of our wireless transmission customers. We provide turnkey microwave systems and service capabilities, offering complete civil engineering, network and systems engineering support and services — a key competitive differentiator for Harris Stratex Networks in the microwave radio industry. Our solutions offer the following benefits:

•	Broad product and solution portfolio. We offer a comprehensive line of wireless transmission solutions, consisting of various combinations of microwave digital radios, integrated ancillary equipment from Harris Stratex Networks or other manufacturers, network management systems and professional services. These solutions address a wide range of transmission frequencies, ranging from 2 to 38 GHz, and a wide range of transmission capacities, ranging from 64 kilobits per second to 311 megabits per second. Major product families include Eclipse, TRuepoint, MegaStar, Constellation, Auroratm, Velox LEtm, NetBoss and ProVision.

•	Low total cost of ownership. Compared to prior-generation products, both Eclipse and TRuepoint offer a relatively low total cost of ownership, based on the combined costs of initial acquisition, installation and ongoing operation and maintenance. Multiple factors work to reduce cost of ownership. Both platforms reduce rack space and spare parts requirements. Installation, operation, upgrade and maintenance costs are also lower because of automated or simplified procedures and the smaller number of parts required to obtain the same functionality as previous generations. Products in both platforms have a longer life.

•	Future-proof network. Eclipse and TRuepoint are designed to future-proof the network operator’s investment, via software-configurable capacity upgrades and plug-in modules that provide an easy migration path to emerging technologies, such as Internet Protocol (“IP”)-based networking.

•	Flexible, easily configurable products. We intend to continue using standard design platforms, flexible architectures and chip designs and software configurable features. This design and manufacturing strategy allows us to offer our customers high-performance products with a high degree of flexibility and functionality, while shortening the time required for us to develop new configurations and capabilities. The software features of our products give our customers a greater degree of flexibility in installing, operating and maintaining their networks. Both Eclipse and TRuepoint are highly scalable and easily configurable through software, giving operators the ability to adapt to changing conditions with minimal cost and disruption and making it easier for them to plan and deploy their networks.

•	Comprehensive network management. We offer a range of flexible network management solutions, from element management to enterprise-wide network management and service assurance — all optimized to work with Harris Stratex Networks’ wireless transmission systems. NetBoss is also offered as a stand-alone solution for a wide range of communications and information networking environments in virtually any industry.

•	Complete professional services. In addition to our product offerings, we provide expert network planning and design, site surveys and builds, systems integration, installation, maintenance, network monitoring, training, customer service and many other professional services. Our services cover the entire evaluation, purchase, deployment and operational cycle and enable us to be one of the few complete turnkey solution providers in the industry.

Product Portfolio

We offer a comprehensive product portfolio that addresses the needs of service providers and network operators in every region of the world, addressing a broad range of applications, frequencies, capacities and network topologies. Product categories include licensed (subject to local frequency licensing) and license-exempt (operating in license-exempt frequencies) point-to-point microwave radios and network management software.

Licensed Point-to-Point Microwave Radios

In general, wireless networks are constructed using microwave radios and other equipment to connect cell sites, fixed-access facilities, switching systems, land mobile radio systems and other communications systems. For many applications, microwave systems offer a lower-cost, highly reliable and more easily deployable alternative to competing wireline transmission media, such as fiber, copper or coaxial cable.

Our principal product families of licensed point-to-point microwave radios include Eclipse, a platform for nodal wireless transmission systems and TRuepoint, a platform for high-performance point-to-point wireless communications. Constellation and MegaStar continue to be significant product families used for high-capacity trunking applications both in U.S. and international markets.

Eclipse

Eclipse combines wireless transmission functions with network processing node functions, including many functions that, for non-nodal products, would have to be purchased separately. Each Eclipse Intelligent Node Unit (“INU”) is a complete network node, able to support multiple radio paths. System functions include voice, data and video transport, node management, multiplexing, routing and cross-connection. Eclipse is designed to simplify complex networks and lower the total cost of ownership over the product life. We believe that these are significant innovations that address the needs of a broad range of customers.

With frequency coverage from 5 to 38 GHz, low-to-high capacity operation and traditional TDM and Ethernet transmission capabilities, Eclipse is designed to support a wide range of long and short haul applications. In fiscal year 2006, Eclipse added carrier-grade Ethernet support via Ethernet plug-in cards. Eclipse is software-configurable, enabling easy capacity upgrades, and gives users the ability to plan and deploy networks and adapt to changing conditions at minimum cost and disruption. It requires fewer parts and spares and less rack space than previous-generation product platforms.

TRuepoint

Our TRuepoint product family offers full plug-and-play, software-programmable microwave radio configuration. It delivers service from 4 to 180 megabits per second capacity at frequencies ranging from 6 to 38 GHz. TRuepoint is designed to meet the current and future needs of network operators, including mobile, private network, government and access service providers. The unique architecture of the core platform reduces both capital expenditures and life cycle costs, while meeting international and North American standards. The software-based architecture enables migration from traditional microwave access applications to higher-capacity transport interconnections.

The TRuepoint family continues our tradition of high-performance, high-reliability wireless networking. The TRuepoint 5000 provides full-featured access, backhaul and mid-capacity trunking. Currently in development and due for release in fiscal 2008, the TRuepoint 6000 provides very-high-capacity trunking and software-programmable features in an advanced architecture. TRuepoint reduces cost of deployment through smaller antenna requirements, increased transmission distance, and fewer repeater sites. It also reduces operating costs through high reliability, efficient diagnostics and network management, reduced real estate requirements, low power consumption and reduced spare parts and training requirements.

Constellation

Our Constellation family of medium-to-high-capacity point-to-point digital radios operates in the 6, 7/8 and 10/11 GHz frequencies, which are designed for network applications and support both PDH, the standard for high-speed networking in North American and international markets, and SONET, the standard for digital transport over optical fiber in North American applications. Constellation radios are suited for wireless mobile carriers and private operators, including critical public safety networks.

MegaStar

Our MegaStar family of very-high-capacity, N for 1, carrier-class digital point-to-point radios operates in the 5, 6, 7/8 and 11 GHz frequencies. MegaStar radios are designed to eliminate test equipment requirements, reduce network installation and operation costs, and conform to PDH, SONET and SDH standards.

License-Exempt Point-to-Point Microwave Radios

Harris Stratex Networks offers two license-exempt product families — Aurora and Velox LE. Both provide wireless interconnection for wireless access, cellular backhaul, Internet service, local and wide area networking and emergency response communications systems. Both enable network operators to deploy wireless transmission systems rapidly, reliably and cost-efficiently, while avoiding costly, time-consuming frequency coordination and licensing.

Velox LE

Velox LE license-exempt radios operate in the 2.4 and 5.8 GHz license-exempt frequency bands and offer wireless service in 1, 2, 4 or 8 T1/E1 configurations. Velox LE provides support for high-speed data and voice.

Network Management

Our network management product families include NetBoss, ProVision and StarView. These product families offer a broad set of choices for all levels of network management, from enterprise-wide management and service assurance to element management.

NetBoss

NetBoss is a family of network management and service assurance solutions for managing multi-vendor, multi-technology communications networks. It offers high performance, availability, scalability and flexibility, and is designed to manage complex and demanding networks, including networks built on advanced next-generation technologies.

NetBoss supports wireless and wireline networks of many types, offering fault management, performance management, service activation and assurance, billing mediation and OSS integration. As a modular, off-the-shelf product, it enables customers to implement management systems immediately or gradually, as their needs dictate. NetBoss XE offers advanced element management. NetBoss products are optimized to work seamlessly with Harris Stratex Networks digital microwave radios, such as the TRuepoint family, but can also be customized to manage products based on any network or computing technology.

ProVision

The ProVision element manager is a centralized network monitoring and control system optimized for Eclipse and TRuepoint products. Available as a Windows or UNIX-based platform, it can support small network systems as well as large networks of up to 1,000 radio links. The ProVision management system is built on open standards, and seamlessly integrates into higher-level system management products through commonly available interfaces.

StarView

StarView provides comprehensive element management for Harris Stratex Networks and other microwave radio products based on the SNMP protocol. It can manage almost any network topology.

Business Factors

A number of business factors support or affect our overall performance, including sales, marketing and service, manufacturing, order backlog, customer base, our competition, research, development and engineering, patents and intellectual property, regulatory, supply chain and environmental issues and our employee base.

Sales, Marketing and Service

We believe that a direct and continuing relationship with service providers is a competitive advantage in attracting new customers and satisfying existing ones. As a result, we offer our products and services through our own direct sales, service and support organization, which allows us to closely monitor the needs of our customers. We have offices in Canada and the United States in North America; Mexico, Argentina and Brazil in Central and

South America; Croatia, France, Germany, Poland, Portugal and the United Kingdom in Europe; Kenya, Nigeria and South Africa in Africa; the United Arab Emirates in the Middle East; and Bangladesh, China, India, Indonesia, Malaysia, New Zealand, the Philippines, Singapore and Thailand in the Asia-Pacific region. Our local offices provide us with a better understanding of our customers’ needs and enable us to respond to local issues and unique local requirements.

We also have informal, and in some cases formal, relationships with OEM base station suppliers. Such relationships increase our ability to pursue a limited number of major contract awards each year. In addition, such relationships provide our customers with easier access to financing and integrated system providers with a variety of equipment and service capabilities. In selected countries, we also market our products through independent agents and distributors, as well as through system integrators.

Our sales personnel are highly trained to provide customers with assistance in selecting and configuring a digital microwave transmission system suitable for a customer’s particular needs. We have repair and service centers in India, New Zealand, the Philippines, the United Kingdom and the United States. In addition, we opened our international headquarters in Singapore on June 20, 2007, with plans to provide customer support for the Asia-Pacific region from this facility. We have customer service and support personnel who provide customers with training, installation, technical support, maintenance and other services on systems under contract. We install and maintain customer equipment directly in some cases and contract with third-party service providers in other cases, depending on the equipment being installed and customer requirements. We generally offer a conditional warranty for all customers on all of our products.

Manufacturing

We employ a dual strategy of manufacturing our own products and using outsourced contract manufacturers. Some products, such as TRuepoint, Constellation and MegaStar, are manufactured at our facilities in San Antonio, Texas and the People’s Republic of China. For Eclipse products, we have outsourced the majority of our manufacturing operations to Benchmark Electronics (“Benchmark”) in Thailand, Microelectronics Technology Inc. (“MTI”) in Taiwan and China and to GPC Electronics in Australia. We have retained product design and research and development functions for all of our products.

Although we outsource Eclipse product manufacturing, we maintain manufacturing support facilities in San Jose, California and Wellington, New Zealand, mainly focused on system testing and quality management. Our manufacturing operations have been certified to International Standards Organization (“ISO”) 9001, a recognized international quality standard. We have also been certified to the TL 9000 standard, a telecommunication industry-specific quality system standard.

Backlog

The backlog of unfilled orders was $232 million at July 27, 2007, compared with $164 million at July 28, 2006. Substantially all of this backlog is expected to be filled during fiscal 2008, but we can give no assurance of such fulfillment. Our backlog at July 27, 2007 includes $68 million from our Stratex acquisition. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix and the possibility of changes in delivery schedules and additions or cancellations of orders.

Customers

Principal customers for our products and services include domestic and international wireless/mobile service providers, original equipment manufacturers, as well as private network users such as public safety agencies, government institutions, and utility, pipeline, railroad and other industrial enterprises that operate broadband wireless networks. We had revenue from a single external customer that exceeded 10% of our total revenue during fiscal 2006, but not during fiscal 2007 or fiscal 2005. During fiscal 2006, VMobile Nigeria accounted for 15.1% of total revenue. Although we have a large customer base, during any given quarter, a small number of customers may account for a significant portion of our revenue. In certain circumstances, we sell our products to service providers through OEMs, which provide the service providers with access to financing and in some instances, protection from fluctuations in international currency exchange rates.

In general, our North American products and services are sold directly to customers through direct sales organizations and through established distribution channels. Internationally, we market and sell products and services through regional sales offices and established distribution channels. We also sell our products to agents, distributors and base station suppliers, who provide and install integrated systems to service providers.

Non-U.S. Business

Our revenue in fiscal 2007 from products exported from the U.S. or manufactured abroad was $339.2 million (67% of our revenue), compared with $196.8 million (55% of our revenue) in fiscal 2006 and $157.4 million (51% of our revenue) in fiscal 2005. These sales include both direct exports from the U.S. and sales from international subsidiaries. Most of these sales are derived from our International Microwave segment. Direct export sales are primarily denominated in U.S. dollars, whereas sales from international subsidiaries are generally denominated in the local currency of the subsidiary. Exports from the U.S., principally to Africa, Canada, Europe, Asia and South and Central America, totaled $214.3 million (63% of our non-U.S. revenue) in fiscal 2007, $85.1 million (43% of our non-U.S. revenue) in fiscal 2006 and $49.8 million (32% of our non-U.S. revenue) in fiscal 2005. Operations conducted in local international currencies represented 19% of our revenue in fiscal 2007, 20% of our revenue in fiscal 2006 and 34% of our revenue in fiscal 2005. Non-U.S. operations represented 61% of our long-lived assets as of June 29, 2007 and 57% of long-lived assets as of June 30, 2006.

Non-U.S. marketing activities are conducted through subsidiaries operating in Europe, Central and South America, Africa and Asia. We also have established marketing organizations and several regional sales offices in these same geographic areas.

We use indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment, both domestically and internationally. These independent representatives may buy for resale or, in some cases, solicit orders from commercial or governmental customers for direct sales by us. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be above or below our list prices. These independent representatives generally receive a discount from our list prices and may mark up those prices in setting the final sales prices paid by the customer. During fiscal 2007, revenue from indirect sales channels represented 11% of our total revenue and 16% of our non-U.S. revenue, compared to revenue from indirect sales channels in fiscal 2006 representing 5% of our total revenue and 6% of our non-U.S. revenue.

Fiscal 2007 revenue came from customers in a large number of international countries. Other than Nigeria, 10.9%, and Canada, 7.8%, no single country accounted for 5% or more of our total revenue. Most of our exports are paid for by letters of credit, with the balance carried either on an open account or installment note basis. Advance payments, progress payments or other similar payments received prior to, or upon shipment often cover most of the related costs incurred. In addition, significant international government contracts generally require us to provide performance guarantees. In order to stay competitive in international markets, we also enter into recourse and vendor financing to facilitate sales to certain customers.

The particular economic, social and political conditions for business conducted outside the U.S. differ from those encountered by domestic businesses. We believe that the overall business risk for our international business as a whole is somewhat greater than that faced by our domestic operations as a whole. For a discussion of the risks we are subject to as a result of our international operations, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Competition

The wireless access, backhaul and interconnection business is a specialized segment of the wireless telecommunications industry and is extremely competitive. We operate in highly competitive markets that are sensitive to technological advances. Some of our competitors have more extensive engineering, manufacturing and marketing capabilities and greater financial, technical and personnel resources than we have. Some of our competitors may have greater name recognition, broader product lines (some including non-wireless telecommunications equipment), a larger installed base of products and longer-standing customer relationships. Although successful product and systems development is not necessarily dependent on substantial financial resources, many of our competitors are larger than us and can maintain higher levels of expenditures for research and development. In addition, a portion of our overall market is addressed by large mobile infrastructure providers, who bundle microwave radios with other mobile network equipment, such as cellular base stations or switching systems, and offer a full range of services. This part of the market is generally not open to independent microwave suppliers such as us.

We concentrate on market opportunities that we believe are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors are cost-effectiveness, product quality and reliability, technological capabilities, service, ability to meet delivery schedules and the effectiveness of dealers in international areas. We believe that our network and systems engineering support and service are key competitive strengths for us. However, customers may make decisions based on factors including price and past relationships.

Our principal existing and potential competitors include established companies such as Alcatel-Lucent, Eltek ASA, Ericsson, NEC and Nokia Siemens Networks, as well as a number of other smaller public and private companies in selected markets. Several of our competitors are original equipment manufacturers or systems integrators through which we sometimes distribute and sell products and services to end users. Some of our competitors have product lines that compete with ours.

Research, Development and Engineering

We believe that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements is essential to our success. Accordingly, we allocate, and intend to continue to allocate, a significant portion of our resources to research and development efforts.

Our research, development and engineering expenditures totaled approximately $39.4 million or 7.8% of revenue in fiscal 2007 and $28.8 million or 8.1% of revenue in fiscal 2006.

Research, development and engineering are primarily directed to the development of new products and to building technological capability. We are, and historically have been, an industry innovator. Consistent with our history and strategy of introducing innovative products, we intend to continue to focus significant resources on product development in an effort to maintain our competitiveness and support our entry into new markets. We maintain new product development programs that could result in new products and expansion of the TRuepoint, Eclipse and NetBoss product lines.

We maintain an engineering and new product development department, with scientific assistance provided by advanced-technology departments. As of June 29, 2007, we employed a total of approximately 225 people in our research and development organizations in Morrisville, North Carolina; San Jose, California; Wellington, New Zealand; and Montreal, Canada.

Patents and Other Intellectual Property

We consider our patents and other intellectual property rights, in the aggregate, to constitute an important asset. We own a portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property. We also license intellectual property to and from third parties. As of June 29, 2007, we held 93 U.S. patents and 70 international patents, and had 35 U.S. patent applications pending and 59 international patent applications pending. We do not consider our business to be materially dependent upon any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. From time to time, we may engage in litigation to enforce our patents and other intellectual property or defend against claims of alleged infringement. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. Numerous trademarks used on or in connection with our products are also considered to be valuable assets.

In addition, we enter into confidentiality and invention assignment agreements with our employees, and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information.

While our ability to compete may be affected by our ability to protect our intellectual property, we believe that, because of the rapid pace of technological change in the wireless telecommunications industry, our innovative skills, technical expertise and ability to introduce new products on a timely basis will be more important in maintaining our competitive position than protection of our intellectual property. Trade secret, trademark, copyright and patent protections are important but must be supported by other factors such as the expanding knowledge, ability and experience of our personnel, new product introductions and product enhancements. Although we continue to implement protective measures and intend to defend vigorously our intellectual property rights, there can be no assurance that these measures will be successful.

Environmental and Other Regulations

Our facilities and operations, in common with those of our industry in general, are subject to numerous domestic and international laws and regulations designed to protect the environment, particularly with regard to wastes and emissions. We believe that we have complied with these requirements and that such compliance has not had a material adverse effect on our results of operations, financial condition or cash flows. Based upon currently available information, we do not expect expenditures to protect the environment and to comply with current environmental laws and regulations over the next several years to have a material impact on our competitive or financial position, but can give no assurance that such expenditures will not exceed current expectations. From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, which is commonly known as the Superfund Act, and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations.

Electronic products are subject to environmental regulation in a number of jurisdictions. Equipment produced by us is subject to domestic and international requirements requiring end-of-life management and/or restricting materials in products delivered to customers. We believe that we have complied with such rules and regulations, where applicable, with respect to our existing products sold into such jurisdictions.

Radio communications are also subject to governmental regulation. Equipment produced by us is subject to domestic and international requirements to avoid interference among users of radio frequencies and to permit interconnection of telecommunications equipment. We believe that we have complied with such rules and regulations with respect to our existing products, and we intend to comply with such rules and regulations with respect to our future products. Reallocation of the frequency spectrum also could impact our business, financial condition and results of operations.

Raw Materials and Supplies

Because of the diversity of our products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources for the wide array of raw materials needed for our operations and for our products, such as electronic components, printed circuit boards, metals and plastics. We are dependent upon suppliers and subcontractors for a large number of components and subsystems and upon the ability of our suppliers and subcontractors to adhere to customer or regulatory materials restrictions and meet performance and quality specifications and delivery schedules.

In some instances, we are dependent upon one or a few sources, either because of the specialized nature of a particular item or because of local content preference requirements pursuant to which we operate on a given project. Examples of sole or limited sourcing categories include metal fabrications and castings, for which we own the tooling and therefore limit our supplier relationships, and MMICs (a type of integrated circuit used in manufacturing microwave radios), which we procure at volume discount from a single source. Our supply chain plan includes mitigation plans for alternative manufacturing sources and identified alternate suppliers.

While we have been affected by performance issues of some of our suppliers and subcontractors, we have not been materially adversely affected by the inability to obtain raw materials or products. In general, any performance issues causing short-term material shortages are within the normal frequency and impact range experienced by high-tech manufacturing companies. They are due primarily to the high technical nature of many of our purchased components.

Employees

As of June 29, 2007, we employed approximately 1,440 people, compared with approximately 1,050 people at the end of fiscal 2006. The increase was due primarily to the Stratex acquisition (Stratex employed 453 people as of March 2006), partially offset by positions eliminated in our restructuring activities. Approximately 800 of our employees are located in the U.S. We also utilize a number of independent contractors. None of our employees in the U.S. is represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our relations with our employees are good.

Web site Access to Harris Stratex Networks Reports; Available Information

General.  We maintain an Internet Web site at http://www.harrisstratex.com/. Our annual reports on Form 10-K, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our Web site as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

We will also provide the reports in electronic or paper form free of charge upon request. Our Web site and the information posted thereon are not incorporated into this Annual Report on Form 10-K or any other report that we file with or furnish to the SEC. All reports we file with or furnish to the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room, 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Additional information relating to our businesses, including our operating segments, is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Corporate Governance Principles and Committee Charters.  We have adopted Corporate Governance Principles, which are available on the Corporate Governance section of our Web site at http://www.harrisstratex.com/cg/default.asp. In addition, the charters of each committee of our Board of Directors, including the Compensation Committee, Nominating Committee, Audit Committee and Corporate Governance Committee, are also available on the Corporate Governance section of our Web site. Copies of these charters are also available free of charge upon written request to our Corporate Secretary at Harris Stratex Networks, Inc., 637 Davis Drive, Morrisville, North Carolina 27560.

Harris Stratex Networks, Inc. was incorporated in the State of Delaware in October, 2006.

Item 1A.	Risk Factors.

As indicated above in this Annual Report on Form 10-K under “Cautionary Statement Regarding Forward-Looking Statements,” all statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements of, about, concerning or regarding: our plans, strategies and objectives for future operations; new products, services or developments; trends in revenue; future economic conditions, performance or outlook; the outcome of contingencies; the value of our contract awards; beliefs or expectations; and assumptions underlying any of the foregoing. These statements reflect the current beliefs, expectations, estimates, forecasts or intent of our management and are subject to and involve certain risks and uncertainties. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. In addition to the risks described elsewhere in this Annual Report on Form 10-K and in certain of our other filings with the SEC, the following risks and uncertainties, among others, could cause our actual results to differ materially from those contemplated by us or by any forward-looking statement contained herein. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this Annual Report on Form 10-K and our other public filings.

The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are not aware of or focused on may also impair our business operations. If any of these risks actually occur, our financial condition and results of operations could be materially and adversely affected.

Risks Related to our Merger with Stratex

Our merger with Stratex created numerous risks and uncertainties which could adversely affect our operating results.

Strategic transactions like our merger with Stratex create numerous uncertainties and risks. Harris MCD has transitioned from being a division of Harris to being a stand-alone company, Harris Stratex. Both Stratex and Harris MCD are transitioning from being smaller companies to being a larger company, Harris Stratex. This merger entails many changes, including the integration of personnel from Harris MCD and Stratex and changes in systems and employee benefits plans. These transition activities are complex, and we may encounter unexpected difficulties or incur unexpected costs, including:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving expected cost savings associated with the transaction;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees;

•	difficulties in replacing the support functions currently provided by Harris to us, including support and assistance for financial, operational and information technology functions;

•	challenges in keeping existing customers and obtaining new customers; and

•	challenges in attracting and retaining key personnel.

As a result, we may not be able to realize the expected revenue growth and other benefits that we seek to achieve from the combination with Stratex. In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our business, production and services.

Uncertainties associated with the merger may cause us to lose significant customers.

In response to our merger with Stratex, or due to the diversion of our attention, current and potential customers may delay or defer decisions concerning their use of our products and services. We have not experienced significant contract terminations or other loss of business due to the merger. However, if our customers elect to terminate their contracts, the financial condition of the combined company may be materially and adversely affected.

Loss of key personnel could lead to loss of customers and a decline in revenue, or otherwise adversely affect our operations.

The success of the merger will depend in part upon our ability to retain key employees. Competition for qualified personnel in the microwave communications industry is intense. In addition, key employees may depart because of issues relating to the difficulty of or uncertainty regarding the integration of the businesses or because of uncertainties relating to their future compensation and benefits. If we are unable to attract and retain qualified individuals or if our costs to do so increase significantly, our business could be adversely affected.

Risks Related to the Relationship between Harris and Us

We are and will continue to be controlled by Harris, whose interests may conflict with ours.

Harris owns no shares of our Class A common stock but all of the outstanding shares of our Class B common stock, through which it holds an approximate 57% interest of our outstanding equity which gives it approximately 57% of the voting power represented by our outstanding common stock. In addition, Harris has the right to appoint separately, as a class, five of our nine directors as long as the shares of our common stock held by Harris entitle Harris to cast a majority of the votes at an election of our directors (other than those directors appointed by Harris separately as a class). Harris also votes, along with our Class A stockholder, in the election of the four remaining directors, and as the holder of approximately 57% of our outstanding common shares holds a majority of the shares eligible to vote. In the election of the four remaining directors, Harris has agreed to vote for the persons nominated for such positions by our Nominating Committee, which is composed entirely of directors not appointed by Harris. For two years from January 26, 2007, Harris has agreed that it will not acquire or dispose of beneficial ownership in shares of our common stock, except under limited circumstances, and has no obligation to dispose of its interest in us following such two-year period. Accordingly, Harris is likely to continue to exercise significant influence over our business policies and affairs, including the composition of our board of directors and any action requiring the approval of our shareholders. The concentration of ownership also may make some transactions, including mergers or other changes in control, more difficult or impossible without the support of Harris. Harris interests may conflict with your interests as a shareholder. As a result, your ability to influence the outcome of matters requiring shareholder approval will be limited.

As the only holder of our outstanding Class B common stock, Harris has the unilateral right to elect, remove and replace, at any time, a majority of our board of directors, so long as the members elected, removed or replaced by Harris satisfy the requirements agreed to by the Company and Harris as set forth in an investor agreement entered into at the time of the Stratex acquisition. More specifically, Harris has agreed that, so long as it holds a majority of our voting common stock, it will have the right to appoint five of our nine directors and, until January 26, 2009, at least one of the Harris directors will meet the NASDAQ independence standards for audit committee members and at least one other Harris director will not be an employee of Harris or any of its subsidiaries (other than Harris Stratex or our subsidiaries). After January 26, 2009, Harris will be able to elect or replace all the Harris directors without regard to their relationship with Harris.

Harris has rights reflecting its controlling interest in our company. As a result, the ability of non-Harris stockholders to influence the outcome of matters requiring stockholder approval will be limited.

Harris’ right to vote a majority of our outstanding voting stock enables it to control decisions without the consent of our other stockholders, including among others, with respect to:

•	our business direction and policies;

•	mergers or other business combinations, except until January 26, 2009;

•	the acquisition or disposition of assets;

•	the payment or nonpayment of dividends;

•	determinations with respect to tax returns;

•	our capital structure; and

•	amendments to our certificate of incorporation and bylaws.

In addition to the effects described above, Harris’ control position could make it more difficult for us to raise capital or make acquisitions by issuing our capital stock. This concentrated ownership also might delay or prevent a change in control and may impede or prevent transactions in which our stockholders might otherwise receive a premium for their shares.

We may have potential conflicts of interest with Harris relating to our ongoing relationship, and because of Harris’ controlling ownership in us, the resolution of these conflicts may not be favorable to us.

Conflicts of interest may arise between us and Harris in a number of areas relating to our ongoing relationship, including:

•	indemnification and other matters arising under the Formation, Contribution and Merger Agreement or other agreements;

•	intellectual property matters;

•	employee recruiting and retention;

•	competition for customers in the areas where Harris is permitted to do business under the non-competition agreement described below;

•	sales or distributions by Harris of all or any portion of its ownership interest in us, which could be to one of our competitors;

•	business combinations involving us; and

•	business opportunities that may be attractive to both Harris and us.

In addition, we may not be able to resolve any potential conflicts with Harris, and, even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party.

We have an investor agreement and non-competition agreement with Harris. The investor agreement provides that Harris and its affiliates are only permitted to enter into a transaction with us if the transaction is approved by a majority of our non-Harris-appointed directors or the terms are, in all material respects, no less favorable to us than those that could have been obtained from an informed, unrelated third party (taking into consideration all the then prevailing facts and circumstances). However, if a transaction has a fair market value of more than $5 million, it must be approved in advance by a majority of our non-Harris-appointed directors, regardless of the nature of the terms. There are limited exceptions to these arrangements.

Pursuant to the terms of the non-competition agreement, Harris has agreed in general terms that, for five years following January 26, 2007, it cannot and will not permit any of its subsidiaries (other than us and our subsidiaries) to, engage in the development, manufacture, distribution and sale of microwave radio systems that are competitive with our current products or substantially similar to those products in form, fit and function when used in terrestrial microwave point-to-point communications networks that provide access and trunking of voice and data for telecommunications networks. Notwithstanding this restriction, Harris is permitted to purchase and resell products produced by and branded by persons unaffiliated with Harris and to develop, manufacture, distribute and sell microwave radios and related components for use by government entities.

We are and will continue to be a “controlled company” within the meaning of the NASDAQ rules and, as a result, rely on exemptions from certain corporate governance requirements that are designed to provide protection to shareholders of companies that trade on NASDAQ.

Harris owns more than 50% of the total voting power of our outstanding capital stock. Therefore, we are a “controlled company” under the NASDAQ rules. As a controlled company, we are entitled to utilize exemptions under the NASDAQ standards that free us from the obligation to comply with some governance requirements under the NASDAQ rules, including the following:

•	a majority of our board of directors consists of independent directors;

•	our director nominees must either be selected, or recommended for selection by the board of directors, either by:

•	a majority of the independent directors; or

•	a nominations committee comprised solely of independent directors; and

•	the compensation of our officers must be determined, or recommended to the board of directors for determination, either by:

•	a majority of the independent directors; or

•	a compensation committee comprised solely of independent directors.

Although a majority of our board of directors currently consists of independent directors and our compensation committee, which recommends the compensation of our officers to the board of directors, is comprised solely of independent directors, we may use these exemptions in the future and, as a result, may not provide the same protection afforded to shareholders of companies that are subject to all of the NASDAQ corporate governance requirements.

So long as Harris holds a majority of our securities outstanding and is entitled to vote generally in the election of our directors (other than those directors elected separately as a class by Harris), it will have the right to preserve its control position by participating in our equity offerings.

At any time that Harris holds a majority of our securities outstanding and entitled to vote generally in the election of our directors (other than those directors elected separately as a class by Harris), subject to limited exceptions, Harris has the right to participate in any offering of our capital stock including grants of equity to employees on the same terms and conditions as the offering and purchase up to that number of shares of our capital stock necessary to preserve its then voting percentage. As a result, Harris will be able to maintain its control position as long as it is able to and elects to participate in any offering of our capital stock.

Neither Harris nor any of its affiliates will have any fiduciary obligation or other obligation to offer corporate opportunities to us, and our certificate of incorporation and investor agreement with Harris expressly permit certain of our directors and our employees to offer certain corporate opportunities to Harris before us.

Our certificate of incorporation and the investor agreement with Harris provide that:

•	except (1) as otherwise provided in the non-competition agreement with Harris or (2) opportunities offered to an individual who is a director or officer of both Harris Stratex and Harris in writing solely in that person’s capacity as our officer or director, Harris is free to compete with us in any activity or line of business; invest or develop a business relationship with any person engaged in the same or similar activities or businesses as us; do business with any of our customers; or employ any of our former employees;

•	neither Harris nor its affiliates have any duty to communicate its or their knowledge of or offer any potential business opportunity, transaction or other matter to us unless the opportunity was offered to the individual who is a director or officer of both Harris Stratex and Harris in writing solely in that person’s capacity as our officer or director; and

•	if any director or officer of Harris, who is also an officer or director of Harris Stratex, becomes aware of a potential business opportunity, transaction or other matter (other than one expressly offered to that director or officer in writing solely in his or her capacity as our director or officer), that director or officer will have no duty to communicate or offer that opportunity to us and will be permitted to communicate or offer that opportunity to Harris (or its affiliates), and that director or officer will not be deemed to have acted in bad faith or in a manner inconsistent with our best interests or in a manner inconsistent with his or her fiduciary or other duties to us.

Two members of our board of directors are also directors and/or officers of Harris. As a result, Harris may gain the benefit of corporate opportunities that are presented to these directors.

In certain circumstances, Harris is permitted to engage in the same types of businesses that we conduct. If Harris elects to pursue opportunities in these areas, our ability to successfully operate and expand our business may be limited.

We have a non-competition agreement with Harris restricting its and its subsidiaries’ ability to compete with us for five years from January 26, 2007 in specified lines of business related to our current business operations.

However, the non-competition agreement will not restrict Harris from competing in a limited number of specific areas in which we operate, such as the development, manufacture and sale of wireless systems for use by government entities and the purchase and resale of non-Harris-branded wireless systems. Following the five-year term, there will be no restriction on Harris’ ability to compete with us. If Harris elects to pursue opportunities in these areas or re-enters the business from which it is prohibited following the five-year term of the non-competition agreement, our ability to successfully operate and expand our business may be limited.

Sales by Harris of its interest in us could result in offers for shares of Class A common stock, the terms of which have been negotiated solely by Harris, and could adversely affect the price and liquidity of our Class A common stock.

Harris has agreed not to buy or sell our common stock until January 26, 2009, except with the consent of our non-Harris directors or to enable Harris to preserve its percentage interest in our outstanding common stock. From January 26, 2009 to January 26, 2011, Harris will be free to transfer majority control of us to a buyer, at a price and on terms acceptable to Harris in its sole discretion so long as the buyer offers to acquire all our outstanding voting shares not owned by Harris on the same terms offered to Harris or the non-Harris directors approve the transfer by Harris in advance. However, our non-Harris stockholders will have no role in determining the identity of the buyer and the amount and type of consideration to be received or any other terms of the transaction. If equity securities of the buyer are offered or if our other shareholders elect not to accept the buyer’s offer, their continuing investment would be in a company that may be majority-controlled by a company or an investor selected only by Harris. After January 26, 2011, Harris will no longer be subject to any contractual limitations on the sale of its interest in Harris Stratex.

In addition, we have agreed to register for resale to the public shares of common stock which are held by Harris. Sales of our registered shares by Harris, or the perception that such sales might occur, could depress the trading price of our Class A common stock.

Other Risks

We may not be profitable.

As measured under U.S. generally accepted accounting principles (“U.S. GAAP”), we have incurred a net loss in each of the last five fiscal years. In fiscal 2007, we incurred a net loss of $17.9 million and in fiscal 2006, we incurred a net loss of $35.8 million. We can give no assurance that we will be consistently profitable, if at all.

We will face strong competition for maintaining and improving our position in the market, which could adversely affect our revenue growth and operating results.

The wireless interconnection and access business is a specialized segment of the wireless telecommunications industry and is extremely competitive. We expect competition in this segment to increase. Some of our competitors have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical and personnel resources than we have. In addition, some of our competitors have greater name recognition, broader product lines, a larger installed base of products and longer-standing customer relationships. Our competitors include established companies, such as Alcatel-Lucent, Eltek ASA, Ericsson, NEC and Nokia Siemens Networks, as well as a number of smaller public companies and private companies in selected markets. Some of our competitors are original equipment manufacturers or systems integrators through whom we market and sell our products, which means our business success may depend on these competitors to some extent. One or more of our largest customers could internally develop the capability to manufacture products similar to those manufactured or outsourced by us and, as a result, the demand for our products and services may decrease.

In addition, we compete for acquisition and expansion opportunities with many entities that have substantially greater resources than we have. Furthermore, our competitors may enter into business combinations in order to accelerate product development or to engage in aggressive price reductions or other competitive practices, resulting in even more powerful or aggressive competitors.

Our ability to compete successfully will depend on a number of factors, including price, quality, availability, customer service and support, breadth of product line, product performance and features, rapid time-to-market delivery capabilities, reliability, timing of new product introductions by us, our customers and competitors, the ability of our customers to obtain financing and the stability of regional sociopolitical and geopolitical circumstances. We can give no assurances that we will have the financial resources, technical expertise, or marketing, sales, distribution, customer service and support capabilities to compete successfully, or that regional sociopolitical and geographic circumstances will be favorable for our successful operation.

If we do not successfully market our newest products, TRuepoint and Eclipse, our business would be harmed.

In 2004, Stratex began commercial shipments of the Eclipse product. Eclipse is a wireless transmission platform that uses a nodal architecture to provide multiplexing, routing and cross-connection functions, in addition to radio transmission, to reduce the network operators’ deployments costs. To a large extent, our future profitability depends on the continued success and price competitiveness of Eclipse. In fiscal years 2005 and 2006, Stratex recorded $39.6 million and $134.5 million of revenue from sales of Eclipse products. In fiscal 2007, we recorded $105.9 million in revenue during the five month period ended June 29, 2007 and Stratex recorded $108.1 million in revenue during the seven month period ended January 26, 2007, for a total of $214.0 million in revenue from sales of Eclipse products during our fiscal year 2007.

In 2004, Harris MCD began shipping TRuepoint products. To a large extent, our future profitability depends on the continued success of TRuepoint, especially in the North American market and worldwide high-capacity trunking markets. Because TRuepoint represents a new, innovative solution for wireless carriers, we cannot give assurances that we will be able to continue to successfully market this product. If TRuepoint does not achieve market acceptance to the extent expected by us, we may not be able to recoup the significant amount of research and development expenses associated with the development and introduction of this product and our business could be negatively impacted. Should the continued development and ramp-up of the TRuepoint platform be unsuccessful, there would be a material adverse effect on our business, financial condition and results of operations.

Our average sales prices may decline in the future.

Currently, manufacturers of digital microwave telecommunications equipment are experiencing, and are likely to continue to experience, declining sales prices. This price pressure is likely to result in downward pricing pressure on our products and services. As a result, we are likely to experience declining average sales prices for our products. Our future profitability will depend upon our ability to improve manufacturing efficiencies, reduce costs of materials used in our products, and to continue to introduce new lower-cost products and product enhancements. If we are unable to respond to increased price competition, our business, financial condition and results of operations will be harmed. Because customers frequently negotiate supply arrangements far in advance of delivery dates, we may be required to commit to price reductions for our products before we are aware of how, or if, cost reductions can be obtained. As a result, current or future price reduction commitments, and any inability on our part to respond to increased price competition, could harm our business, financial condition and results of operations.

Because a significant amount of our revenue may come from a limited number of customers, the termination of any of these customer relationships may adversely affect our business.

Sales of our products and services historically have been concentrated in a small number of customers. Principal customers for our products and services include domestic and international wireless/mobile service providers, original equipment manufacturers, as well as private network users such as public safety agencies; government institutions; and utility, pipeline, railroad and other industrial enterprises that operate broadband wireless networks. We had revenue from a single external customer that exceeded 10% of our total revenue during fiscal 2006, but not during fiscal 2007. Although we have a large customer base, during any given quarter, a small number of customers may account for a significant portion of our revenue.

It is possible that a significant portion of our future product sales also could be concentrated in a limited number of customers. In addition, product sales to major customers have varied widely from period to period. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or our inability to gain additional customers could result in declines in our revenue or an inability to grow revenue. If these revenue declines occur or if we are unable to create revenue growth, our business, financial condition, and results of operations may be adversely affected.

We may be subject to litigation regarding intellectual property associated with our wireless business; this litigation could be costly to defend and resolve, and could prevent us from using or selling the challenged technology.

The wireless telecommunications industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in often protracted and expensive litigation. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Such litigation or claims could result in substantial costs and diversion of resources. In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the use and transfer of allegedly infringing technology or the sale of allegedly infringing products and expend significant resources to develop non-infringing technology or obtain licenses for the infringing technology. We can give no assurances that we would be successful in developing such non-infringing technology or that any license for the infringing technology would be available to us on commercially reasonable terms, if at all. This could have a materially adverse effect on our business, results of operation, financial condition, competitive position and prospects.

As a subsidiary of Harris, we may have the benefit of one or more existing cross-license agreements between Harris and certain third parties, which may help protect us from infringement claims. If we cease to be a subsidiary of Harris, those benefits will be lost.

Due to the significant volume of international sales we expect, we may be susceptible to a number of political, economic and geographic risks that could harm our business.

We are highly dependent on sales to customers outside the U.S. In fiscal 2007, our sales to international customers accounted for 67% of total revenue. During fiscal 2006 and 2005, sales to international customers accounted for 55% and 51% of our revenue, respectively. Our dependence on international customers is expected to increase, due to our merger with Stratex, since approximately 95% of its revenue has historically been derived from international markets. Also, significant portions of our international sales are in less developed countries. Our international sales are likely to continue to account for a large percentage of our products and services revenue for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event that adversely affects our business could result in a significant decline in revenue.

Some of the risks and challenges of doing business internationally include:

•	unexpected changes in regulatory requirements;

•	fluctuations in international currency exchange rates;

•	imposition of tariffs and other barriers and restrictions;

•	management and operation of an enterprise spread over various countries;

•	the burden of complying with a variety of laws and regulations in various countries;

•	application of the income tax laws and regulations of multiple jurisdictions, including relatively low-rate and relatively high-rate jurisdictions, to our sales and other transactions, which results in additional complexity and uncertainty;

•	general economic and geopolitical conditions, including inflation and trade relationships;

•	war and acts of terrorism;

•	natural disasters;

•	currency exchange controls; and

•	changes in export regulations.

Our industry is volatile and subject to frequent changes, and we may not be able to respond effectively or in a timely manner to these changes.

We participate in a highly volatile industry that is characterized by vigorous competition for market share and rapid technological development. These factors could result in aggressive pricing practices and growing competition both from start-up companies and from well-capitalized telecommunication systems providers, which could decrease our revenue. In response to changes in our industry and market conditions, we may restructure our activities to more strategically realign our resources. This includes assessing whether we should consider disposing of, or otherwise exiting, certain businesses, and reviewing the recoverability of our tangible and intangible assets. Any decision to limit investment in our tangible and intangible assets or to dispose of or otherwise exit businesses may result in the recording of accrued liabilities for special charges, such as workforce reduction costs. Additionally, accounting estimates with respect to the useful life and ultimate recoverability of our carrying basis of assets could change as a result of such assessments and decisions, and could harm our results of operations.

If we fail to develop and maintain distribution and licensing relationships, our revenue may decrease.

Although a majority of our sales are made through our direct sales force, we also will market our products through indirect sales channels such as independent agents, distributors, OEMs and systems integrators. These relationships enhance our ability to pursue major contract awards and, in some cases, are intended to provide our customers with easier access to financing and a greater variety of equipment and service capabilities, which an integrated system provider should be able to offer. We may not be able to maintain and develop additional relationships or, if additional relationships are developed, they may not be successful. Our inability to establish or maintain these distribution and licensing relationships could restrict our ability to market our products and thereby result in significant reductions in revenue. If these revenue reductions occur, our business, financial condition and results of operations would be harmed.

The inability of our subcontractors to perform, or our key suppliers to manufacture and deliver materials, could cause our products to be produced in an untimely or unsatisfactory manner, or not at all.

Our manufacturing operations, which are substantially subcontracted, are highly dependent upon the delivery of materials by outside suppliers in a timely manner. Also, we depend in part upon subcontractors to assemble major components and subsystems used in our products in a timely and satisfactory manner. We generally do not enter into long-term or volume purchase agreements with any of our suppliers, and we cannot provide assurances that such materials, components and subsystems will be available for our use at such time and in such quantities as we require, if at all. In addition, we have historically obtained some of our supplies from a single source. If these suppliers are unable to provide supplies and products to us because they are no longer in business or because they discontinue a certain supply or product we need, we may not be able to fill orders placed by our customers on a timely basis or at all. Our inability to develop alternative sources of supply quickly and on a cost-effective basis could materially impair our ability to manufacture and timely deliver our products to our customers. We cannot give assurances that we will not experience material supply problems or component or subsystem delays in the future. Also, our subcontractors may not be able to maintain the quality of our products, which might result in a large number of product returns by customers and could harm our business, financial condition and results of operations.

Additional risks associated with the outsourcing of our manufacturing operations to MTI in Taiwan and its subsidiary in the People’s Republic of China could include, among other things: political risks due to political issues between Taiwan and The People’s Republic of China; risk of natural disasters in Taiwan, such as earthquakes and typhoons; economic and regulatory developments; and other events leading to the disruption of manufacturing operations.

Consolidation within the telecommunications industry could result in a decrease in our revenue.

The telecommunications industry has experienced significant consolidation among its participants, and we expect this trend to continue. Some operators in this industry have experienced financial difficulty and have filed, or may file, for bankruptcy protection. Other operators may merge and one or more of our competitors may supply products to the customers of the combined company following those mergers. This consolidation could result in purchasing decision delays and decreased opportunities for us to supply products to companies following any consolidation. This consolidation may also result in lost opportunities for cost reduction and economies of scale. In addition, see the risks discussed in the factor above titled “Because a significant amount of our revenue may come from a limited number of customers, the termination of any of these customer relationships may adversely affect our business.”

Our success will depend on new product introductions and acceptance.

The market for our products is characterized by rapid technological change, evolving industry standards and frequent new product introductions. Our future success will depend, in part, on continuous, timely development and introduction of new products and enhancements that address evolving market requirements and are attractive to customers. We believe that successful new product introductions provide a significant competitive advantage because of the significant resources committed by customers in adopting new products and their reluctance to change products after these resources have been expended. We have spent, and expect to continue to spend, significant resources on internal research and development to support our effort to develop and introduce new products and enhancements. To the extent that we fail to introduce new and innovative products that are adopted by customers, we could fail to obtain an adequate return on these investments and could lose market share to our competitors, which could be difficult or impossible to regain.

Our customers may not pay for products and services in a timely manner, or at all, which would decrease our income and adversely affect our working capital.

Our business requires extensive credit risk management that may not be adequate to protect against customer nonpayment. Risks of non-payment by customers is a significant focus of our business. We expect a significant amount of future revenue to come from international customers, many of whom will be startup telecom operators in developing countries. We do not generally expect to obtain collateral for sales, although we require letters of credit or credit insurance as appropriate for international customers. For information regarding the percentage of revenue attributable to certain key customers, see the risks discussed in the factor above titled “Because a significant amount of our revenue come from a limited number of customers, the termination of any of these customer relationships may adversely affect our business.” Our historical accounts receivable balances have been concentrated in a small number of significant customers. Unexpected adverse events impacting the financial condition of our customers, bank failures or other unfavorable regulatory, economic or political events in the countries in which we do business may impact collections and adversely impact our business, require increased bad debt expense or receivable write-offs and adversely impact our cash flows, financial condition and operating results.

Rapid changes in the microwave radio industry and the frequent introduction of lower cost components for our product offerings may result in excess inventory that we cannot sell or may be required to sell at distressed prices, and may result in longer credit terms to our customers.

The rapid changes and evolving industry standards that characterize the market for our products require frequent modification of products for us to be successful. These rapid changes could result in the accumulation of component inventory parts that become obsolete as modified products are introduced and adopted by customers. We have experienced significant inventory write-offs in recent years, and because of the rapid changes that characterize the market, we also may be forced to write down excess inventory from time to time. Moreover, these same factors may force us to significantly reduce prices for older products or extend more and longer credit terms to customers, which could negatively impact our cash and possibly result in higher bad debt expense. More generally, we cannot give assurances that we will be successful in matching our inventory purchases with anticipated shipment volumes. As a result, we may fail to control the amount of inventory on hand and may be forced to write off additional amounts. Such additional inventory write-offs, if required, would adversely impact our cash flows, financial condition and operating results.

The unpredictability of our quarter-to-quarter results may harm the trading price of our Class A common stock.

Our quarterly operating results may vary significantly for a variety of reasons, many of which are outside our control. These factors could harm our business and include, among others:

•	volume and timing of our product orders received and delivered during the quarter;

•	our ability and the ability of our key suppliers to respond to changes on demand as needed;

•	our suppliers’ inability to perform and deliver on time as a result of their financial condition, component shortages or other supply chain constraints;

•	our sales cycles can be lengthy;

•	continued market expansion through strategic alliances;

•	continued timely rollout of new product functionality and features;

•	increased competition resulting in downward pressures on the price of our products and services;

•	unexpected delays in the schedule for shipments of existing products and new generations of the existing platforms;

•	failure to realize expected cost improvement throughout our supply chain;

•	order cancellations or postponements in product deliveries resulting in delayed revenue recognition;

•	seasonality in the purchasing habits of our customers;

•	war and acts of terrorism;

•	natural disasters;

•	the ability of our customers to obtain financing to enable their purchase of our products;

•	fluctuations in international currency exchange rates;

•	regulatory developments including denial of export and import licenses; and

•	general economic conditions worldwide.

Our quarterly results are expected to be difficult to predict and delays in product delivery or closing a sale can cause revenue and net income or loss to fluctuate significantly from anticipated levels. In addition, we may increase spending in response to competition or in pursuit of new market opportunities. Accordingly, we cannot provide assurances that we will be able to achieve profitability in the future or that if profitability is attained, that we will be able to sustain profitability, particularly on a quarter-to-quarter basis.

If we are unable to adequately protect our intellectual property rights, we may be deprived of legal recourse against those who misappropriate our intellectual property.

Our ability to compete will depend, in part, on our ability to obtain and enforce intellectual property protection for our technology in the U.S. and internationally. We rely upon a combination of trade secrets, trademarks, copyrights, patents and contractual rights to protect our intellectual property. In addition, we enter into confidentiality and invention assignment agreements with our employees, and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and disclosure of its proprietary information. We cannot give assurances that any steps taken by us will be adequate to deter misappropriation or impede independent third-party development of similar technologies. In the event that such intellectual property arrangements are insufficient, our business, financial condition and results of operations could be harmed. We have significant operations in the U.S., United Kingdom, Singapore and New Zealand, and outsourcing arrangements in Asia. We cannot provide assurances that the protection provided to our intellectual property by the laws and courts of particular nations will be substantially similar to the protection and remedies available under U.S. law. Furthermore, we cannot provide assurances that third parties will not assert infringement claims against us based on intellectual property rights and laws in other nations that are different from those established in the U.S.

If sufficient radio frequency spectrum is not allocated for use by our products, and we fail to obtain regulatory approval for our products, our ability to market our products may be restricted.

Radio communications are subject to regulation by U.S. and foreign laws and international treaties. Generally, our products need to conform to a variety of United States and international requirements established to avoid interference among users of transmission frequencies and to permit interconnection of telecommunications equipment. Any delays in compliance with respect to our future products could delay the introduction of such products.

In addition, we will be affected by the allocation and auction of the radio frequency spectrum by governmental authorities both in the U.S. and internationally. Such governmental authorities may not allocate sufficient radio frequency spectrum for use by our products or we may not be successful in obtaining regulatory approval for our products from these authorities. Historically, in many developed countries, the unavailability of frequency spectrum has inhibited the growth of wireless telecommunications networks. In addition, to operate in a jurisdiction, we must obtain regulatory approval for our products. Each jurisdiction in which we market our products has its own regulations governing radio communications. Products that support emerging wireless telecommunications services can be marketed in a jurisdiction only if permitted by suitable frequency allocations, auctions and regulations. The process of establishing new regulations is complex and lengthy. If we are unable to obtain sufficient allocation of radio frequency spectrum by the appropriate governmental authority or obtain the proper regulatory approval for our products, our business, financial condition and results of operations may be harmed.

Negative changes in the capital markets available for telecommunications and mobile cellular projects may result in reduced revenue and excess inventory that we cannot sell or may be required to sell at distressed prices, and may result in longer credit terms to our customers.

Many of our current and potential customers require significant capital funding to finance their telecommunications and mobile cellular projects, which include the purchase of our products and services. Although in the last year we have seen some growth in capital spending in the wireless telecommunications market, changes in capital markets worldwide could negatively impact available funding for these projects and may continue to be unavailable to some customers. As a result, the purchase of our products and services may be slowed or halted. Reduction in demand for our products has resulted in excess inventories on hand in the past, and could result in additional excess inventories in the future. If funding is unavailable to our customers or their customers, we may be forced to write down excess inventory. In addition, we may have to extend more and longer credit terms to our customers, which could negatively impact our cash and possibly result in higher bad debt expense. We cannot give assurances that we will be successful in matching our inventory purchases with anticipated shipment volumes. As a result, we may fail to control the amount of inventory on hand and may be forced to write off additional amounts. Such additional inventory write-offs, if required, would decrease our profits.

In addition, in order to maintain competitiveness in an environment of restrictive third-party financing, we may have to offer customer financing that is recorded on our balance sheet. This may result in deferred revenue recognition, additional credit risk and substantial cash usage.

Our stock price may be volatile, which may lead to losses by investors.

Announcements of developments related to our business, announcements by competitors, quarterly fluctuations in our financial results and general conditions in the telecommunications industry in which we compete, or the economies of the countries in which we do business and other factors could cause the price of our common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. These factors and fluctuations could lower the market price of our common stock. Our stock is currently listed on the NASDAQ Global Market.

If we are unable to favorably assess the effectiveness of our internal controls over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which could adversely affect our stock price.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. Pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 (also known as the SOX Act), and beginning with our Annual Report on Form 10-K for the fiscal year ending June 27, 2008, our management will be required to certify to and report on, and its independent registered public accounting firm will be required to attest to, the effectiveness of our internal controls over financial reporting as of June 27, 2008. If we fail to maintain effective internal controls over financial reporting, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively impacted. As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Stratex’s Annual Report on Form 10-K for the year ended March 31, 2006, as amended, Stratex determined there were two material weaknesses in its internal control over financial reporting as defined in standards established by the Public Company Accounting Oversight Board (“PCAOB”). In general, a “material weakness” (as defined in PCAOB Auditing Standard No. 2) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. In fiscal 2006, Stratex devoted significant resources to remediate and improve its internal controls related to these material weaknesses. Stratex believes that these efforts have remediated the concerns that gave rise to the “material weakness” related to revenue recognition. However, due to the assessment of Stratex’s internal controls over financial reporting as of March 31, 2006, Stratex had identified the continuation of a material weakness in the review of the financial statements of international operations and the period-end financial close and reporting process for Stratex’s consolidated operations. Historically, Harris has only been required to certify or report on or receive an attestation from its independent registered public accounting firm with respect to Harris, taken as a whole, and not MCD in particular. We are currently in the process of reviewing, documenting and testing our internal controls over financial reporting. We will continue reviewing our internal controls over the financial close and reporting process, and will implement additional controls as needed. However, we cannot be certain that our controls over our financial processes and reporting will be adequate in the future, and we may incur significant additional expenses in complying with these provisions of the SOX Act. Any failure to maintain effective internal controls over financial reporting could cause us to prepare inaccurate financial statements, subject us to a misappropriation of assets or cause us to fail to meet our SEC reporting obligations on a timely basis, which could materially and adversely affect the trading price of our Class A common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of June 29, 2007, we conducted operations in 39 facilities in the U.S., Canada, Europe, Central America, South America, Africa and Asia. Additionally, in the first quarter of fiscal 2008, we will begin operations in two additional leased facilities. Our principal executive offices are located at leased facilities in Morrisville, North Carolina. There are no material encumbrances on any of our facilities. Remaining initial lease periods extend to 2012, and one lease may be extended to 2013.

As of June 29, 2007, the locations and approximate floor space of our principal offices and facilities in productive use (including the two additional leased facilities mentioned above) were as follows:

		Owned	Leased
Location	Major Activities	(square feet)	(square feet)

San Antonio, Texas	Office, manufacturing	130,000	—
Wellington, New Zealand	Office, R&D center	58,000	—
Lanarkshire, Scotland	Office, repair center	33,000	—
San Jose, California (three facilities)	Offices, R&D center, warehouse		98,000
Montreal, Canada	Office, R&D center	—	79,000
Redwood Shores, California	Office	—	75,000
Morrisville, North Carolina	Headquarters, R&D center	—	60,000
People’s Republic of China (three facilities)	Offices, manufacturing	—	42,000
Redwood City, California	Office	—	18,000
Paris, France (two facilities)	Offices	—	15,000
Republic of Singapore	Office	—	13,000
Mexico City, Mexico (two facilities)	Offices, warehouse	—	12,000
23 other facilities	Offices	—	67,000

Totals		221,000	479,000

In 2007, in connection with the acquisition of Stratex, we ceased operations at, and subsequently vacated, a leased facility in Seattle, Washington, and two leased facilities in San Jose and Milpitas, California. These facilities comprise approximately 63,000 square feet. Additionally, we ceased most of our operations at, and mostly vacated, a fourth leased facility in San Jose. This facility comprises approximately 60,000 square feet, of which we have retained the use of approximately 10,000 square feet. We have subleased the remaining 50,000 square feet of this facility. As the lessee, we have ongoing lease commitments, which extend into fiscal year 2011, for these four facilities.

We maintain our facilities in good operating condition, and believe that they are suitable and adequate for our current and projected needs. We continuously review our anticipated requirements for facilities and may, from time to time, acquire additional facilities, expand existing facilities, or dispose of existing facilities or parts thereof, as we deem necessary.

For more information about our lease obligations, see “Note S — Lease Commitments” and “Note N — Restructuring Activities” of Notes to Consolidated Financial Statements, which are included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings.

From time to time, as a normal incident of the nature and kind of businesses in which we are engaged, various claims or charges are asserted and litigation commenced against us arising from or related to: personal injury, patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; the sale or use of products containing restricted or hazardous materials; breach of warranty; or environmental matters. Claimed amounts may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards.

We record accruals for losses related to those matters that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs are generally expensed when incurred. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us, based upon available information, in the opinion of management, settlements and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at June 29, 2007 are reserved against, covered by insurance or would not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submissions of Matters to a Vote of Security Holders.

No matters were submitted by us to a vote of our security holders during the fourth quarter of fiscal 2007.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Price Range of Common Stock

Our common stock, with a par value of $0.01 per share, is listed and primarily traded on the NASDAQ Global Market (“NASDAQ”), under the ticker symbol HSTX. There was no established trading market for the shares of our Class A or Class B common stock prior to January 29, 2007. Shares of our Class B common stock are not expected to be listed for trading on any exchange or quotation system at any time in the foreseeable future.

According to the records of our transfer agent, as of August 14, 2007, there were approximately 230 holders of record of our Class A common stock. The following table sets forth the high and low reported sale prices for a share of our Class A common stock on NASDAQ Global Market system for the periods indicated during our fiscal year ended June 29, 2007:

	Common Stock
	High	Low

Fiscal Year Ended June 29, 2007
First Quarter	None	None
Second Quarter	None	None
Third Quarter (beginning January 30, 2007)	$21.25	$18.23
Fourth Quarter	$20.07	$14.85

On August 14, 2007, the last sale price of our common stock as reported in the NASDAQ Global Market system was $19.85 per share.

Dividend Policy

We have not paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain any earnings for use in our business. In addition, the covenants of our outstanding $50 million credit facility restrict us from paying dividends or making other distributions to our shareholders under certain circumstances. We also may enter into other credit facilities or debt financing arrangements that further limit our ability to pay dividends or make other distributions.

Sales of Unregistered Securities

During fiscal 2007, we did not issue or sell any unregistered securities.

Issuer Repurchases of Equity Securities

During fiscal 2007, we did not repurchase any equity securities.

Equity Compensation Plans

The equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to the section of our Proxy Statement for our Annual Meeting of Shareholders to be held on November 14, 2007, entitled “Executive Compensation” to be filed with the SEC.

Performance Graph

The following graph compares the cumulative total return on the company’s common stock with the cumulative total return of the Total Return Index for The NASDAQ Stock Market (U.S. Companies) and the NASDAQ Telecommunications Index for the five-month period commencing January 29, 2007. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 MONTH CUMULATIVE TOTAL RETURN*
Among Harris Stratex Networks, Inc., The NASDAQ Composite Index
And The NASDAQ Telecommunications Index

	1/29/07	1/31/07	2/28/07	3/30/07	4/30/07	5/31/07	6/29/07

Harris Stratex Networks, Inc.	100.00	109.90	102.00	95.95	99.70	85.50	89.90
NASDAQ Composite	100.00	101.91	100.03	100.68	104.46	108.06	108.11
NASDAQ Telecommunications	100.00	99.96	99.42	99.98	103.53	106.34	110.08

*	Assumes (i) $100 invested on January 29, 2007 in Harris Stratex Networks, Inc. Common Stock, the Total Return Index for The NASDAQ Composite Market (U.S. companies) and the NASDAQ Telecommunications Index; and (ii) immediate reinvestment of all dividends.

Item 6.	Selected Financial Data.

The following table summarizes our selected historical financial information for each of the last five fiscal years. The selected financial information as of June 29, 2007; June 30, 2006; and July 1, 2005 and for the fiscal years ended June 29, 2007; June 30, 2006; July 1, 2005; and July 2, 2004 has been derived from our audited consolidated financial statements, for which data presented for fiscal years 2007, 2006 and 2005 are included elsewhere in this Annual Report on Form 10-K. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes, included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended
	June 29,	June 30,	July 1,	July 2,	June 27,
	2007(1)	2006(2)	2005	2004(3)	2003(4)
					(Unaudited)
	(In millions)

Results of Operations:
Revenue from product sales and services	$507.9	$357.5	$310.4	$329.8	$297.5
Cost of product sales and services	(355.2)	(272.5)	(220.8)	(245.9)	(221.7)
Net loss	(17.9)	(35.8)	(3.8)	(20.3)	(35.2)
Basic and diluted net loss per common share	(0.72)	N/A	N/A	N/A	N/A

	As of
	June 29,	June 30,	July 1,	July 2,	June 27,
	2007(1)	2006(2)	2005	2004(3)	2003(4)
				(Unaudited)	(Unaudited)
	(In millions)

Balance Sheet Data:
Total assets	$1,038.1	$352.6	$362.0	$344.2	$398.3
Long-term liabilities	35.6	12.6	14.2	15.0	11.9
Total net assets	758.0	252.0	280.3	246.5	272.4

(1)	The merger with Stratex and the contribution transaction occurred on January 26, 2007. Results of operations for the business acquired in the merger were included in fiscal 2007 from that date only. Thus, operating results in fiscal 2007 are not directly comparable to operating results for the prior fiscal years. In addition, during fiscal 2007, we recorded $15.3 million in acquired in-process research and development expenses, $9.1 million in amortization of developed technology, tradenames, customer relationships, contract backlog and non-compete agreements, $8.6 million in amortization of fair value adjustments for inventory and fixed assets related to the acquisition of Stratex, $4.2 million in restructuring charges and $3.6 million in merger-related integration charges to our International Microwave segment. In addition, we recorded $1.4 million in amortization of developed technology, tradenames, customer relationships, contract backlog and non-compete agreements, 0.4 million in amortization of fair value adjustments for inventory and fixed assets related to the acquisition of Stratex, $5.1 million in restructuring charges and $2.7 million in merger related integration charges to our North America microwave segment.

(2)	Fiscal 2006 results include a $39.6 million after-tax charge related to inventory write-downs and other charges associated with product discontinuances, as well as the planned shutdown of manufacturing activities at our plant in Montreal, Canada.

(3)	Fiscal 2004 results include a $7.3 million charge related to cost-reduction measures and fixed asset write-downs.

(4)	Fiscal 2003 results include an $8.6 million write-down of inventory related to the exit from unprofitable products and the shut-down of our manufacturing plant in Brazil, as well as an $8.3 million charge related to cost-reduction measures.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition of Stratex Networks, Inc. and Combination with MCD

On January 26, 2007, Harris Stratex Networks, Inc. (the “Company,” “HSTX,” “Harris Stratex,” “we,” “us” and “our”) completed its merger (the “Stratex acquisition”) with Stratex Networks, Inc. (“Stratex”) pursuant to a Formation, Contribution and Merger Agreement among Harris Corporation, Stratex, and Stratex Merger Corp., as amended and restated on December 18, 2006 and amended by letter agreement on January 26, 2007. In the transaction, Stratex Merger Corp., a wholly-owned subsidiary of the Company, merged with and into Stratex with Stratex as the surviving corporation (renamed as “Harris Stratex Networks Operating Corporation”). Concurrently with the merger of Stratex and Stratex Merger Corp. (the “merger”), Harris Corporation contributed the Microwave Communications Division (“MCD”), along with $32.1 million in cash (comprised of $26.9 million contributed on January 26, 2007 and $5.2 million held by the Company’s foreign operating subsidiaries on January 26, 2007) to the Company and the Company assumed the liabilities (with certain exceptions) of MCD (the “contribution transaction”).

Pursuant to the merger, each share of Stratex common stock was converted into one-fourth of a share of our Class A common stock, and a total of 24,782,153 shares of our Class A common stock were issued to the former holders of Stratex common stock. In the contribution transaction, Harris Corporation contributed the assets of MCD, along with $32.1 million in cash, and in exchange, we assumed certain liabilities of Harris Corporation related to MCD and issued 32,913,377 shares of our Class B common stock to Harris Corporation. As a result of these transactions, Harris Corporation owned approximately 57% and the former Stratex shareholders owned approximately 43% of our total outstanding stock immediately following the closing.

We completed the Stratex acquisition to create a leading global communications solutions company offering end-to-end wireless transmission solutions for mobile and fixed-wireless service providers and private networks.

The Stratex acquisition was accounted for as a purchase business combination with MCD considered the acquiror for accounting purposes. Thus, the historical results discussed herein for periods prior to January 26, 2007 represent the separate financial results of MCD on a carve-out basis. Total consideration paid by us was approximately $493.1 million as summarized in the following table (see Note D to consolidated financial statements):

Calculation of Allocable Purchase Price	January 26, 2007
(In millions)

Value of Harris Stratex Networks shares issued to Stratex Networks stockholders	$464.9
Value of Stratex Networks vested options assumed	15.5
Acquisition costs	12.7

Total allocable purchase price	$493.1

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is sometimes referred to in this Annual Report on Form 10-K as the MD&A, is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to our consolidated financial statements and related notes beginning on page 55 of this report.

The following is a list of the sections of the MD&A, together with the perspective of our management on the contents of these sections of the MD&A, which is intended to make reading these pages more productive:

•	Business Considerations — a general description of our businesses; the drivers of these businesses and our strategy for achieving value and key indicators that are relevant to us in the microwave communications industry.

•	Operations Review — an analysis of our consolidated results of operations and of the results in each of its three operating segments, to the extent the operating segment results are helpful to gaining an understanding of our business as a whole.

•	Liquidity, Capital Resources and Financial Strategies — an analysis of cash flows, contractual obligations, off-balance sheet arrangements, commercial commitments, financial risk management, impact of foreign exchange and impact of inflation.

•	Critical Accounting Policies and Estimates — a discussion of accounting policies and estimates that require the most judgment and a discussion of accounting pronouncements that have been issued but not yet implemented by us and their potential impact.

Business Considerations

General

MCD was a leading global provider of turnkey wireless transmission solutions and comprehensive network management software, with an extensive services suite. With innovative products and a broad portfolio, MCD was a market share leader in North America and a top-tier provider in international markets, most notably in the growing Middle East/Africa region. Stratex Networks was a leading provider of innovative wireless transmission solutions to mobile wireless carriers and data access providers around the world. As a result of the combination of the two historical businesses, Harris Stratex was formed and has become a leading independent wireless networks solutions provider, focused on delivering 1) microwave digital radio and other communications products, systems and professional services for private network operators and mobile telecommunications providers; and 2) turnkey end-to-end network management and service assurance solutions for broadband and converged networks. Our three segments serve markets for microwave products and services in North America Microwave, International Microwave and network management software solutions worldwide or Network Operations. All of our revenue, income and cash flow are developed from the sale of these products, systems, software and services. We generally sell directly to the end customer. However, to extend our global footprint and maximize our penetration in certain markets, we sometimes sell through agents, resellers and/or distributors, particularly in international markets.

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

Drivers of Harris Stratex Businesses and Strategy for Achieving Value

We are committed to our mission statement, and we believe that executing the mission statement creates value. Consistent with this commitment, we currently focus on these key drivers:

•	Continuing profitable revenue growth in all segments;

•	Focusing on operating efficiencies and cost reductions; and

•	Maintaining an efficient capital structure.

Continuing Profitable Revenue Growth in All Segments

Harris Stratex Networks is a global provider of wireless transmission networks solutions. We will focus on capitalizing on our strength in the North American market by continuing to win opportunities with wireless telecommunications providers as well as federal, state and other private network operators. Growth opportunities will come from network and capacity expansion and the evolution to IP networking in both the public and private segments. Other growth drivers include the emerging triple-play services (voice, data and video) market in the public sector, the trend towards network hardening and interoperability for public safety and disaster response agencies and the FCC directive to relocate frequency bands in the 2 GHz range to open up spectrum for Advanced Wireless Services. Wireless transmission systems are particularly well-suited to meet the increasing demand for high-reliability, high-bandwidth networks that are more secure and better protected against natural and man-made disasters.

We are focused on increasing international revenue by offering innovative new products and expanding regional sales channels to capture greenfield network opportunities. We will also focus on two major evolutionary trends in the global communications market by 1) penetrating large regional mobile telecom operators to participate in network expansion and new third-generation (“3G”) network opportunities; and 2) enabling the migration to Internet Protocol (IP) networking in both the public and private segments by providing both IP-enabled and IP-centric wireless transmission solutions.

We offer a broad range of engineering and other professional services for network planning, systems architecture design and project management as a global competitive advantage. We will expand our Network Operations offerings in microwave and non-microwave opportunities to create a differentiator for our total solutions offerings.

Focusing on Operating Efficiencies and Cost Reductions

The principal focus areas for operating efficiencies and cost management are: 1) reducing procurement costs through an emphasis on coordinated supply chain management; 2) reducing product costs through dedicated value engineering resources focused on product value engineering; 3) improving manufacturing efficiencies across all segments; and 4) optimizing facility utilization.

Maintaining an Efficient Capital Structure

Our capital structure is intended to optimize our cost of capital. We believe a strong capital position, access to key financial markets, ability to raise funds at a low effective cost and overall low cost of borrowing provide a competitive advantage. We had $89.6 million in cash, cash equivalents, short-term investments and available for sale securities as of June 29, 2007.

Key Indicators

We believe our drivers, when fully implemented, will improve key indicators such as: net income, revenue, gross margin, operating cash flows, total assets as a percentage of revenue and total equity as a percentage of revenue.

Fiscal 2007 Compared to Fiscal 2006 and Fiscal 2006 Compared to Fiscal 2005

Revenue and Net Loss

			2007/2006		2006/2005
	2007	2006	% Increase/(Decrease)	2005	% Increase/(Decrease)
	(In millions, except percentages)

Revenue	$507.9	$357.5	42.1%	$310.4	15.2%
Net loss	$(17.9)	$(35.8)	N/M	$(3.8)	N/M
% of revenue	(3.5)%	(10.0)%	—	(1.2)%

N/M Not meaningful

Fiscal 2007 Compared to Fiscal 2006

Our revenue for fiscal 2007 was $507.9 million, an increase of $150.4 million or 42.1% compared to fiscal 2006, and includes $123.7 million of revenue from the products and services acquired in the Stratex acquisition for the five-month period following January 26, 2007. The remainder of the revenue increase, or $26.7 million, resulted from growth in the North America Microwave, and Network Operations segments, offset by a decline in international microwave revenue. The increased demand for our products in North America during fiscal 2007 came from both wireless service providers and private networks as mobile operators began to substitute microwave wireless capabilities for leased lines to reduce network operating costs, expand their geographic footprint and increase capacity to handle high-bandwidth voice, data, and video services. Private network demand also increased during fiscal 2007 compared to fiscal 2006, driven by the need for higher bandwidth and by the availability of federal grant dollars to improve interoperability of public safety networks. The decline in international microwave revenue was driven by lower revenue in Asia-Pac, EMER and Africa, due to the timing of project awards.

Our fiscal 2007 net loss was $17.9 million compared to a net loss of $35.8 million in fiscal 2006. The fiscal 2007 net loss reflected the following charges related to the acquisition of Stratex: $15.3 million write-off of acquired in-process research and development; $6.3 million of charges related primarily to severance and integration activities undertaken in connection with the merger; $9.0 million amortization of a portion of the fair value adjustments related to inventory and fixed assets; and $10.5 million of amortization related to developed technology, trade names, customer relationships, contract backlog and non-competition agreements. These charges were classified in cost of product sales and services or selling and administrative expenses depending on the nature of the charge.

Additionally, we recorded $9.3 million of restructuring charges in connection with plans to improve operating efficiencies, and to create synergies through the consolidation of facilities. We began implementation of a plan in February 2007 to scale down operations in Montreal, Canada and, to a lesser extent, in the U.S. In the initial phase of this plan, notices were sent to approximately 200 employees in Montreal that their employment would be terminated between March 30, 2007 and December 31, 2007. We believe that the overall cost to implement this plan will be approximately $6.2 million for Montreal (consisting primarily of severance and other benefits) and approximately $0.7 million in the U.S. (consisting primarily of severance and other benefits). We began implementation of a plan in June 2007 to scale down operations in Paris, France and, to a lesser extent, Mexico City, Mexico. Notices were sent to 12 employees in Paris and 3 employees in Mexico City that their employment would be terminated by December 31, 2007. We believe the overall cost to implement these plans will be approximately $4.2 million in total (consisting primarily of severance and other benefits), with the majority of the costs relating to the reduction in force in France. These plans are expected to be fully implemented by December 31, 2007.

These charges were partially offset by income generated from the operations acquired from Stratex, and by the margin generated by the increased revenue from our North America Microwave segment. In fiscal 2007 we recorded a net tax benefit of $4.0 million, compared to a tax provision of $6.7 million in fiscal 2006. The tax benefit recorded in fiscal 2007 resulted primarily from foreign tax credits earned by our international operations during the fiscal year.

Our fiscal 2006 net loss was negatively impacted by $34.9 million of inventory write-downs related to product discontinuances, the related increase in income tax valuation allowance of $5.7 million, $5.4 million of corporate allocation expense related to the settlement of arbitration proceedings in connection with our former analog base station business and related services, and $3.8 million in restructuring costs related to the relocation of our Canadian manufacturing activities to our San Antonio, Texas manufacturing facility.

Fiscal 2006 Compared to Fiscal 2005

Our revenue for fiscal 2006 was $357.5 million, an increase of $47.1 million or 15.2% compared to fiscal 2005. Net loss for fiscal 2006 was $35.8 million compared to fiscal 2005 net loss of $3.8 million. Fiscal 2006 revenue increased in both the North America Microwave and International Microwave segments by 5.2% and 35.4% from June 2005, respectively. The increase was partially offset by a decrease in revenue in the Network Operations segment of 26.9% from June 2005.

Our net loss of $35.8 million in fiscal 2006 included the impact of $39.6 million in charges related to the International microwave segment associated with product discontinuances and the shutdown of manufacturing activities in Montreal, Canada. Corporate allocations expense from Harris increased from $6.2 million in fiscal 2005 to $12.4 million in fiscal 2006. Corporate allocations expense in fiscal 2006 included the impact of a $5.4 million corporate allocation related to the settlement of arbitration proceedings in connection with our former analog base station business and related services.

Gross Margin

			2007/2006		2006/2005
			%		%
	2007	2006	Increase/(Decrease)	2005	Increase/(Decrease)
	(In millions, except percentages)

Revenue	$507.9	$357.5	42.1%	$310.4	15.2%
Cost of product sales and services	$355.2	$272.5	30.3%	$220.8	23.4%
Gross margin	$152.7	$85.0	79.6%	$89.6	(5.1)%
% of revenue	30.1%	23.8%	—	28.9%	—

Fiscal 2007 Compared to Fiscal 2006

Our fiscal 2007 gross margin was $152.7 million, or 30.1% of revenue, compared to $85.0 million, or 23.8% of revenue, for fiscal 2006. Our fiscal 2006 gross margin was negatively impacted by a $34.9 million write-down of inventory related to product discontinuances and there was no comparable write-down in fiscal 2007. Our fiscal 2007 gross margin was reduced by the following amounts related to the acquisition of Stratex: $8.3 million amortization of a portion of the fair value adjustments related to inventory and fixed assets; and $3.0 million of amortization on developed technology. Our fiscal 2007 gross margin was also impacted by an increase in gross margin attributed to the gross margin generated by the products and services acquired from Stratex and the margin generated by the increase in revenue from our North America Microwave segment.

Fiscal 2006 Compared to Fiscal 2005

Our fiscal 2006 gross margin of $85.0 million represented 23.8% of revenue, compared to 28.9% in fiscal 2005. The gross margin percentage decline reflected $34.9 million, or 9.8% of revenue, of inventory write-downs associated with product discontinuances in fiscal 2006. Gross margins benefited from increased shipments of TRuepoint, a new family of lower-cost, higher margin microwave radios. See “Discussion of Business Segments” below for further information.

Research and Development Expenses

			2007/2006		2006/2005
			%		%
	2007	2006	Increase/(Decrease)	2005	Increase/(Decrease)
	(In millions, except percentages)

Research and development expenses	$39.4	$28.8	36.8%	$28.0	2.9%
% of revenue	7.8%	8.1%	—	9.0%	—

Fiscal 2007 Compared to Fiscal 2006

Research and development (“R&D”) expenses were $39.4 million in fiscal 2007, compared to $28.8 million in fiscal 2006. As a percent of revenue, these expenses decreased from 8.1% in fiscal 2006 to 7.8% in fiscal 2007. Of the total increase in the expense, $7.2 million of the increase is attributable to the research and development expense related to the Stratex merger. The remainder of the increase is primarily due to higher spending in fiscal 2007 related to our new TRuepoint family of microwave radios.

Fiscal 2006 Compared to Fiscal 2005

R&D expenses were $28.8 million in fiscal 2006, compared to $28.0 million in fiscal 2005. As a percent of revenue, these expenses decreased from 9.0% in fiscal 2005 to 8.1% in fiscal 2006. The increase of $0.8 million was primarily due to higher spending in 2006 related to our new TRuepoint family of microwave radios.

Selling and Administrative Expenses

			2007/2006		2006/2005
			%		%
	2007	2006	Increase/(Decrease)	2005	Increase/(Decrease)
	(In millions, except percentages)

Selling and administrative expenses	$98.9	$68.5	44.4%	$58.8	16.5%
% of revenue	19.5%	19.2%		18.9%

Fiscal 2007 Compared to Fiscal 2006

Our fiscal 2007 selling and administrative (S&A) expenses increased to $98.9 million from $68.5 million in fiscal 2006. As a percentage of revenue, these expenses increased from 19.2% of revenue in fiscal 2006 to 19.5% of revenue in fiscal 2007. Of the total increase, $19.8 million of the increase is attributable to the selling and administrative expenses acquired from Stratex. S&A expenses in fiscal 2006 were favorably impacted by a $1.8 million gain on the sale of a building in San Antonio, Texas. The remainder of the increase is due to higher selling expenses resulting from the increase in revenue.

Fiscal 2006 Compared to Fiscal 2005

S&A expenses increased from $58.8 million in fiscal 2005 to $68.5 million in fiscal 2006. As a percentage of revenue, these expenses increased from 18.9% in fiscal 2005 to 19.2% in fiscal 2006. The S&A increase is primarily related to charges associated with product discontinuances, stock-based compensation expense, and increased selling costs related to the 15.2% increase in sales, partially offset by the $1.8 million gain in 2006 as noted above. See “Discussion of Business Segments” below for further information.

Other Operating Expense Charges

In order to improve operating efficiencies and to create synergies through the consolidation of facilities, we have implemented restructuring plans to scale down our operations in Canada, France, the U.S., and Mexico.

In the third quarter of fiscal 2007, we implemented a restructuring plan to close our Montreal facility and reduce our Canadian workforce, and, to a lesser extent, our U.S. workforce. In the fourth quarter of fiscal 2007 we implemented plans to reduce our French and Mexican workforces. As part of these restructuring plans, we notified approximately 215 employees in Canada, the U.S., France, and Mexico that their employment will be terminated between March 30, 2007 and December 31, 2007. These plans are expected to be fully implemented by December 31, 2007. In fiscal 2007, we recorded restructuring charges of approximately $9.3 million ($5.1 million in our North America Microwave segment and $4.2 million in our International Microwave segment), all of which pertained to employee severance benefits. We anticipate that we will record an additional $2.2 million in restructuring charges associated with these plans in fiscal 2008 ($1.8 million in our North America Microwave segment and $0.4 in our International Microwave segment).

In fiscal 2007, as part of the Stratex purchase, we estimated the fair value of acquired in-process research and development to be approximately $15.3 million, which we have reflected in “Acquired in-process research and development” expense in the accompanying fiscal 2007 consolidated statements of operations. This represents certain technologies under development, primarily related to the next generation of the Eclipse product line. We estimated that the technologies under development were approximately 50% complete at the date of acquisition. We expect to incur up to an additional $3.4 million to complete this development, with completion expected in late calendar 2007. We also recorded $7.5 million amortization of acquired intangible assets. In fiscal 2006, we recorded $3.8 million of restructuring expenses, which were primarily related to the relocation of our Montreal manufacturing activities to our San Antonio facility.

Income Taxes

			2007/2006		2006/2005
			%		%
	2007	2006	Increase/(Decrease)	2005	Increase/(Decrease)
	(In millions, except percentages)

Loss before income taxes	$(21.9)	$(29.0)	24.5%	$(3.5)	N/M
Income tax benefit (expense)	$4.0	$(6.8)	159.7%	$(0.3)	N/M
% of loss before income taxes	18.3%	(23.4)%	—	(8.6)%	—

The basis for determining our income tax benefit (expense) is discussed in “Note Q-Income Taxes” of the Consolidated Financial Statements under Part II, Item 8 below.

Our fiscal 2007 tax benefit was the result of foreign tax credits earned as a result of our international operations offset somewhat by unfavorable carve-out tax adjustments attributable to MCD.

Fiscal 2006 income tax expense relates primarily to a valuation allowance established in the period against certain net operating losses we have determined will not be realized subsequent to the decision to cease manufacturing activities in Canada.

At June 29, 2007, we had $8.8 million of federal alternative minimum tax (“AMT”) credit carryforwards, which do not expire. We also had net operating loss carryforwards of approximately $130.0 million. The tax loss carryforwards have expiration dates ranging between one year and no expiration in certain instances. We recorded a full valuation allowance on the net operating loss carryforward in the opening balance sheet of Stratex under purchase accounting. This adjustment resulted in an increase to goodwill. Any realization of this net operating loss carryforward in the future will be recorded as a reduction to goodwill. We also had foreign tax credit carryforwards in the amount of $4.7 million, which will begin to expire in 2017.

For periods prior to January 26, 2007, income tax expense has been determined as if MCD had been a stand-alone entity, although the actual tax liabilities and tax consequences applied only to Harris. Our income tax expense relates to income taxes paid or to be paid in foreign jurisdictions for which net operating loss carryforwards were not available and domestic taxable income is deemed offset by tax loss carryforwards for which an income tax valuation allowance had been previously provided for in the financial statements.

Related Party Transactions

Prior to the Stratex acquisition, Harris provided information services, human resources, financial shared services, facilities, legal support, and supply chain management services to us. The charges for these services were billed to us primarily based on actual usage. We will still use services as provided by Harris in fiscal 2008 as described below.

These amounts were charged directly to us and were not part of the corporate allocations expense in the consolidated statements of operations for the periods presented in this report. The amount charged to us for these services was $12.2 million, $10.9 million and $10.3 million in fiscal years 2007, 2006 and 2005. These amounts are included in the cost of product sales and services and engineering, selling and administrative expenses captions in the consolidated statements of operations for the periods presented in this report.

There are other services Harris provided to us prior to the Stratex acquisition that were not directly charged to the Company. These functions and amounts are explained above under the subtitle “Basis of Presentation.” These amounts are included within “Due to Harris Corporation” on the consolidated balance sheets. Additionally, we have other receivables and payables in the normal course of business with Harris. These amounts are netted within “Due to Harris Corporation” on the consolidated balance sheets. Total receivables from Harris were $0.7 million and $7.5 million at June 29, 2007 and June 30, 2006. Total payables to Harris were $17.9 million and $20.1 million at June 29, 2007 and June 30, 2006.

Harris was the primary source of our financing and equity activities for the periods presented in this report through January 26, 2007, the date of the Stratex acquisition. During the seven months ended January 26, 2007, Harris’s net investment in us was increased by $24.1 million. During the fiscal 2006, Harris’s provided $2.8 million to recapitalize one of our subsidiaries and Harris’s net investment in us decreased by $7.8 million. During the fiscal 2005, Harris’s provided $43.0 million to recapitalize some of our subsidiaries and Harris’s net investment in us decreased by $13.3 million.

Additionally, through the date of the Stratex acquisition, Harris loaned funds to us to fund our international entities and we provided excess cash at various locations back to Harris. This arrangement ended on January 26, 2007. We recognized interest income and expense on these loans. The amount of interest income and expense for each of the three fiscal years in the period ended June 29, 2007 was not significant.

We have sales to, and purchases from, other Harris entities from time to time. Prior to the merger, the entity initiating the transaction sold to the other Harris entity at cost or transfer price, depending on jurisdiction. The entity making the sale to the end customer recorded the profit on the transaction above cost or transfer price, depending on jurisdiction. Subsequent to the merger, sales to and purchases from Harris entities are recorded at market price. Our sales to other Harris entities were $1.9 million, $6.5 million and $3.1 million in fiscal 2007, 2006 and 2005. We also recognized costs associated with related party purchases from Harris of $6.7 million, $12.7 million and $8.0 million in fiscal 2007, 2006 and 2005.

On January 26, 2007, we entered into a new Transition Services Agreement with Harris to provide for certain services during the period subsequent to the Stratex acquisition. These services are charged to us based primarily on actual usage and include database management, supply chain operating systems, eBusiness services, sales and service, financial systems, back office material resource planning support, HR systems, internal and information systems shared services support, network management and help desk support, and server administration and support. During the year ended June 29, 2007, Harris charged us $3.7 million for these services.

Prior to January 26, 2007, MCD used certain assets in Canada owned by Harris that were not contributed to us as part of the Combination Agreement. We continue to use these assets in our business and we entered into a 5 year lease agreement to accommodate this use. This agreement is a capital lease under generally accepted accounting principles. At June 29, 2007, our lease obligation to Harris was $5.9 million and the related asset amount is included in our property, plant and equipment. Quarterly lease payments are due to Harris based on the amount of 103% of Harris’ annual depreciation calculated in accordance with U.S. generally accepted accounting principles. Our depreciation expense on this capital lease was $0.8 million in fiscal 2007. As of June 29, 2007, the future minimum payments for this lease are $3.1 million for fiscal 2008, $1.0 million for fiscal 2009, $0.6 million for fiscal 2010, $0.4 million for fiscal 2011, and $0.8 million for fiscal 2012.

Discussion of Business Segments

North America Microwave Segment

			2007/2006		2006/2005
			%		%
	2007	2006	Increase/(Decrease)	2005	Increase/(Decrease)
	(In millions, except percentages)

Revenue	$216.3	$168.1	28.7%	$159.8	5.2%
Segment operating income	$8.9	$16.9	(47.3)%	10.3	64.1%
% of revenue	4.1%	10.1%	—	6.4%	—

Fiscal 2007 Compared to Fiscal 2006

North America Microwave segment revenue increased by $48.2 million or 28.7% from fiscal 2006 to fiscal 2007. Revenue for fiscal 2007 included $7.7 million of revenue related to the acquisition of Stratex. The remainder of the increase reflects increased demand for our products driven primarily by mobile operators that are upgrading and expanding networks for high bandwidth voice, data and video services and by private networks upgrading for increased reliability, survivability and interoperability.

Fiscal 2007 operating income was reduced by the following amounts related to the acquisition of Stratex: $0.4 million amortization of the fair value adjustments for fixed assets, $1.4 million amortization of developed technology, trade names, customer relationships, and non-compete agreements, and $5.1 million of restructuring charges and $2.7 of integration and severance charges undertaken in connection with the merger including the reduction in force at our Montreal facility. North America operating income increased by $0.8 million attributable to the acquisition of Stratex.

Operating margin as a percentage of revenue also declined from 2006 to 2007 due to a higher mix of lower margin service revenue in fiscal 2007 compared to fiscal 2006.

Fiscal 2006 Compared to Fiscal 2005

North America Microwave segment revenue increased by $8.3 million or 5.2% from fiscal 2005 to fiscal 2006. This segment had operating income of $16.9 million in fiscal 2006 compared to operating income of $10.3 million in fiscal 2005. The strengthening market for microwave radios primarily drove the increase in revenue. Demand for both private networks and mobile service providers continued to be driven by capacity expansion and by network upgrades to provide high-reliability, high-bandwidth applications.

The increase in operating income was primarily due to increased shipments in fiscal 2006 of TRuepoint, a family of lower-cost microwave radios. This was partially offset by increased engineering, selling and administrative expenses in fiscal 2006 when compared to fiscal 2005 as a result of increased selling expenses and stock and cash based compensation plan expenses.

International Microwave Segment

			2007/2006		2006/2005
			%		%
	2007	2006	Increase/(Decrease)	2005	Increase/(Decrease)
	(In millions, except percentages)

Revenue	$272.2	$172.3	58.0%	$127.2	35.5%
Segment operating loss	$(27.9)	$(34.1)	N/M	$(11.9)	N/M
% of revenue	(10.2)%	(19.8)%		(9.4)%

N/M Not meaningful

Fiscal 2007 Compared to Fiscal 2006

International microwave segment revenue increased by $99.9 million or 58.0% from fiscal 2006 to fiscal 2007. Revenue in fiscal 2007 included $116.0 million from products and services obtained in the Stratex acquisition.

Excluding the impact of the revenue from Stratex products and services, our International Microwave revenue declined by $16 million.

This segment had an operating loss of $27.9 million for fiscal 2007 compared to an operating loss of $34.1 million for fiscal 2006. The operating loss for fiscal 2007 reflected the following charges related to the acquisition of Stratex: $15.3 million write off of in-process research and development, $8.6 million amortization of the fair value adjustments for inventory and fixed assets, $9.1 million amortization of developed technology, trade names, customer relationships, contract backlog and non-compete agreements, and $4.2 million of restructuring charges including the reduction in force at our Paris facility, and $3.6 million of integration expenses associated with the merger. The operating loss for fiscal 2006 reflected $34.9 million of inventory write-downs related to product discontinuances, and $3.8 million in restructuring costs associated with relocating our Montreal manufacturing activities to our San Antonio, Texas manufacturing plant. International operating income increased by $9.0 million attributable to the acquisition of Stratex.

Operating margin as a percentage of revenue also declined from 2006 to 2007 due to a higher mix of lower margin service revenue in fiscal 2007 compared to fiscal 2006.

Fiscal 2006 Compared to Fiscal 2005

International microwave segment revenue increased by $45.1 million or 35.5% from fiscal 2005 to fiscal 2006. This segment had an operating loss of $34.1 million in fiscal 2006 compared to an operating loss of $11.9 million in fiscal 2005. The success of this segment’s TRuepoint radio products and a strengthening market for microwave radios primarily drove the increase in revenue.

The increase in operating loss was primarily due to $39.6 million of inventory write-downs and severance costs associated with product discontinuances and the shut-down of our Montreal, Canada manufacturing activities. During the second quarter of fiscal 2005, we successfully completed the release of the TRuepoint product family, which is our product offering for the low- and mid-capacity microwave radio market segments. In light of the market acceptance of this product family, as demonstrated by TRuepoint product sales, management announced during the second quarter of fiscal 2006 a manufacturer’s discontinuance, or “MD”, of the MicroStar® M/H, MicroStar L and Galaxytm product families (the product families the TRuepoint product line was developed to replace) and of the ClearBursttm product family, a product line that shared manufacturing facilities with the MicroStar and the Galaxy product lines in Montreal, Canada. In November 2005, letters were sent to MicroStar, Galaxy and ClearBurst customers, informing them of the MD announcement.

We estimated expected demand for these products based on responses to the letters noted above and a percentage of the installed base, using our previous product history as a basis for this estimate. In addition, the customer service inventory of these discontinued products was reviewed and quantities required to support existing warranty obligations and contractual obligations were quantified. These analyses identified inventory held in multiple locations including Montreal, Canada; Redwood Shores, California; San Antonio, Texas; Paris, France; Mexico City, Mexico; São Paulo, Brazil; and Shenzhen, China. As a result of these analyses, $34.9 million of inventory was written down in the second quarter of fiscal 2006. Also, $5.6 million of severance and other costs were recorded in fiscal 2006 related to the shutdown of manufacturing activities at the Montreal, Canada plant and product discontinuances. The inventory reserved in the second quarter of fiscal 2006 has been subsequently disposed of or scrapped. No additional material costs or charges are expected to be incurred in connection with these product discontinuances.

The decrease in gross margins and operating losses associated with the product discontinuances noted above were partially offset by improved gross margins in fiscal 2006 as a result of increased shipments of TRuepoint. Engineering, selling and administrative expenses increased in fiscal 2006 when compared to fiscal 2005 as a result of increased selling expenses and stock and cash based compensation plan expenses.

Network Operations Segment

			2007/2006		2006/2005
			%		%
	2007	2006	Increase/(Decrease)	2005	Increase/(Decrease)
	(In millions, except percentages)

Revenue	$19.4	$17.1	13.5%	$23.4	(26.9)%
Segment operating income	$1.3	$1.1	18.2%	$4.4	(75.0)%
% of revenue	6.7%	6.4%		18.8%

Fiscal 2007 Compared to Fiscal 2006

Network Operations segment revenue increased by 13.5% from fiscal 2006 to fiscal 2007. This segment had operating income of $1.3 million in fiscal 2007, which represented an improvement of 18.2% compared to operating income of $1.1 million in fiscal 2006. Additionally, operating income as a percentage of sales increased to 6.7% in fiscal 2007 compared to 6.4% in fiscal 2006. The increase in revenue resulted primarily from an increase in maintenance and services revenue in fiscal 2007 compared to fiscal 2006.

The increase in operating income in total and as a percentage of sales was driven by product mix and a slight increase in higher margin software revenue compared to fiscal 2006.

Fiscal 2006 Compared to Fiscal 2005

Network Operations segment revenue decreased 26.9% from fiscal 2005 to fiscal 2006. This segment had operating income of $1.1 million in fiscal 2006 compared to operating income of $4.4 million in fiscal 2005. The decrease in revenue and operating income was due to obtaining the majority of the revenue through customer add-ons and software maintenance as opposed to adding major new customers.

Liquidity, Capital Resources and Financial Strategies

Cash Flows

	Fiscal Years Ended
	2007	2006	2005
	(In millions)

Net cash (used in) provided by operating activities	$(13.1)	$19.5	$(4.2)
Net cash provided by (used in) investing activities	14.3	(8.2)	(19.4)
Net cash provided by (used in) financing activities	57.3	(5.8)	24.9
Effect of foreign exchange rate changes on cash	(3.1)	0.5	1.2

Net increase in cash and cash equivalents	$55.4	$6.0	$2.5

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with a remaining maturity of three months or less at the time of purchase to be cash equivalents. Our cash and cash equivalents increased by $55.4 million to $69.2 million at the end of fiscal 2007. We acquired $20.4 million in cash from the Stratex acquisition net of acquisition costs of $12.7 million. We also generated cash of $8.3 million from the issuance of redeemable preference shares, $26.9 million in proceeds from the sale of Class B common stock to Harris in the contribution transaction, $35.8 million in proceeds from the sale of short-term investments, and net cash and other transfers of $24.1 million from Harris prior to the Stratex acquisition. These increases in cash were offset by $13.1 million used in operations and purchases of $30.7 million in short-term investments.

Our cash and cash equivalents increased by $6.0 million to $13.8 million at the end of fiscal 2006, primarily due to $19.5 million of cash provided by operating activities and $4.6 million of proceeds from the sale of land and building in San Antonio, Texas. These increases were partially offset by $12.8 million of software and plant and equipment additions and $5.0 million of cash and other transfers to Harris Corporation.

We currently believe that existing cash, cash equivalents, short-term investments and available for sale securities, funds generated from operations and access to our credit facility will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for the next 12 months and the foreseeable future. We estimate that approximately $20 million of our cash will be used in integration and restructuring activities during the next fiscal year. Other significant non-operational cash payments are not anticipated in fiscal 2008.

There can be no assurance, however, that our business will generate cash flow, or that anticipated operational improvements will be achieved. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations, we may be required to sell assets, reduce capital expenditures, or obtain financing. If we need to obtain additional financing, we cannot be assured that it will be available on favorable terms, or at all. Our ability to make scheduled principal payments or pay interest on or refinance any future indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the microwave communications market and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Net Cash (Used in) Provided by Operating Activities

Our net cash used in operating activities was $13.1 million in fiscal 2007 compared to $19.5 million cash provided by operating activities in fiscal 2006. Operating cash flow was negatively affected primarily due to increases in receivables, inventories and unbilled costs. These negative cash flow items were partially offset by increases in accounts payable and accrued expenses, advance payments and unearned income and amounts due to Harris. The increase in inventories was due to the build-up of several large projects scheduled to ship during the remainder of calendar 2007.

Our net cash provided by operating activities was $19.5 million in fiscal 2006 compared to net cash used in operating activities of $4.2 million in fiscal 2005. The improvement in cash flow was primarily due to an increase in accounts payable, accrued compensation and benefits and accrued expenses associated with higher production volumes and increased incentive compensation and commission accruals.

Net Cash Provided by (Used in) Investing Activities

Our net cash provided by investing activities was $14.3 million in fiscal 2007 compared to $8.2 million used in investing activities in fiscal 2006, primarily because of the cash provided by the merger and the contribution transaction. Net cash used in investing activities in fiscal 2007 was primarily for $30.7 million in purchases of short-term investments, $2.9 million of additions of capitalized software and $8.3 million of additions of property, plant and equipment. Net cash used in investing activities in fiscal 2006 was due to $9.6 million of additions of plant and equipment and $3.2 million of additions of capitalized software, which was partially offset by $4.6 million proceeds from the sale of land and building in San Antonio, Texas.

Our total additions of capitalized software and property, plant and equipment in fiscal 2008 are expected to be in the $8 million to $10 million range.

Our net cash used in investing activities was $8.2 million in fiscal 2006 compared to $19.4 million used in investing activities in fiscal 2005. Net cash used in investing activities in fiscal 2006 was due to $9.6 million additions of property, plant and equipment and $3.2 million additions of capitalized software, which was partially offset by $4.6 million proceeds from the sale of land and building in San Antonio, Texas. Net cash used in investing activities in fiscal 2005 was primarily due to $9.3 million of additions of property, plant and equipment and $10.1 million of additions of capitalized software.

The decrease in additions of capitalized software from $10.1 million in fiscal 2005 to $3.2 million in fiscal 2006 mainly relates to next generation software that was developed in the Network Operations segment.

Net Cash Provided by (Used in) Financing Activities

Our net cash provided by financing activities in fiscal 2007 was $57.3 million compared to $5.8 million used in financing activities in fiscal 2006. The net cash provided by financing activities in fiscal 2007 came primarily from

$26.9 million in proceeds from the issuance of Class B common stock issued to Harris, $24.1 million in net cash and other transfers from Harris prior to the Stratex acquisition, $8.3 million in proceeds from the issuance of redeemable preference shares and $3.1 million in proceeds from the exercise of former Stratex options. Our short-term debt also increased by $1.0 million during fiscal 2007. We made $5.2 million in principal payments on our long-term debt during fiscal 2007.

Our net cash used in financing activities in fiscal 2006 was $5.8 million compared to net cash provided by financing activities in fiscal 2005 of $24.9 million, and primarily related to net cash transfers to and from Harris Corporation.

Sources of Cash

At June 29, 2007, our principal sources of liquidity consisted of $89.6 million in cash, cash equivalents, short-term investments and available for sale securities and $24.2 million of available credit under our $50 million credit facility.

Available Credit Facility and Repayment of Debt

We have $24.2 million of credit available against our $50 million revolving credit facility with a commercial bank as mentioned above. The total amount of revolving credit available is $50 million less the outstanding balance of the term loan portion and any usage under the revolving credit portion. The balance of the term loan portion of our credit facility was $19.5 million as of June 29, 2007 and there was $6.3 million outstanding in standby letters of credit as of that date, which are defined as usage under the revolving credit portion of the facility. There were no borrowings under the short-term debt portion of the facility as of June 29, 2007. As the term loans are repaid, additional credit will be available under the revolving credit portion of the facility.

Depending on the results of our operations and the growth of our business, we may require additional financing which may not be available to us in the required time frame on commercially reasonable terms, if at all. We are currently negotiating a new credit facility with major financial institutions. However, we believe that we have the financial resources needed to meet our business requirements for at least the next 12 months.

Our debt consisted of the following at June 29, 2007 and June 30, 2006:

	June 29, 2007	June 30, 2006
	(In millions)

Credit Facility with Bank:
Term Loan A	$5.7	$0.0	*
Term Loan B	13.8	0.0	*
Other short-term notes	1.2	0.2

Total	20.7	0.2
Less current portion and short-term notes	(11.9)	(0.2)

Long-term debt	$8.8	$0.0

*	The debt balances assumed as a result of the Stratex acquisition were not our obligations as of June 30, 2006.

Term Loan A of the Credit Facility requires monthly principal payments of $0.5 million plus interest at a fixed rate of 6.38% through May 2008. Term Loan B requires monthly principal payments of $0.4 million plus interest at a fixed rate of 7.25% through March 2010.

At June 29, 2007, our future debt principal payment obligations were as follows:

Years Ending in June
(In millions)

2008	$11.9
2009	5.0
2010	3.8

Total	$20.7

Based on covenants included as part of the credit facility we have to maintain, as measured at the last day of each fiscal quarter, tangible net worth of at least $54 million plus (1) 25% of net income, as determined in accordance with U.S. GAAP (exclusive of losses) and (2) 50% of any increase to net worth due to subordinated debt or net equity proceeds from either public or private offerings (exclusive of issuances of stock under our employee benefit plans) for such quarter and all preceding quarters since December 31, 2005. We also have to maintain, as measured at the last day of each fiscal month, a ratio of not less than 1.25 determined as follows: (a) the sum of total unrestricted cash and cash equivalents plus short-term and long-term marketable securities plus 25% of all accounts receivable due to us minus certain outstanding bank services and reserve for foreign currency contract transactions divided by (b) the aggregate amount of outstanding borrowings and other obligations to the bank. As of June 29, 2007, we were in compliance with these financial covenants.

Restructuring and Severance Payments

We have a liability for restructuring activities totaling $18.6 million as of June 29, 2007, of which $10.8 million is classified as a current liability and expected to be paid out in cash over the next year. Additionally, we have recorded an $8.3 million liability as of June 29, 2007 for severance payments in connection with the Stratex acquisition, of which $4.3 million is classified as a current liability and expected to be paid out in cash over the next year. We anticipate recording an additional $2.2 million associated with the Montreal, France and Mexico City reductions in force during fiscal 2008.

Contractual Obligations

At June 29, 2007, we had contractual cash obligations for repayment of debt and related interest, purchase obligations to acquire goods and services, payments for operating lease commitments, obligations to Harris, payments on our restructuring and severance liabilities, redemption of our preference shares and payment of the related required dividend payments and other current liabilities on our balance sheet in the normal course of business. Cash payments due under these contractual obligations are estimated as follows:

	Obligations Due by Fiscal Year
	Total	2008	2009 and 2010	2011 and 2012	After 2012

Long-term debt	$19.5	$10.7	$8.8	$—	$—
Interest on long-term debt	1.6	1.0	0.6	—	—
Purchase obligations(1)	23.6	23.6	—	—	—
Operating lease commitments	17.3	6.7	8.7	1.9	—
Amounts due to Harris Corporation	17.2	17.2	—	—	—
Capital lease obligation to Harris Corporation	5.9	3.1	1.6	1.2	0.0
Restructuring and severance liabilities	26.9	15.1	9.0	2.8	0.0
Redeemable preference shares(2)	8.3	—	—	—	8.3
Dividend requirements on redeemable preference shares(3)	9.5	1.0	2.0	2.0	4.5
Current liabilities on the balance sheet(4)	141.5	141.5	—	—	—

Total contractual cash obligations	$271.3	$219.9	$30.7	$7.9	$12.8

(1)	From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf in the event we cancel or terminate the purchasing agreement. It is not our intent, nor is it reasonably likely, that we would cancel a purchase order that we have executed. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, we have no basis to estimate any future liability under these agreements.

(2)	Assumes the mandatory redemption will occur more than five years from June 29, 2007.

(3)	The dividend rate is 12% and assumes no redemptions for five years from June 29, 2007.

(4)	Includes short-term debt, accounts payable, liabilities for compensation, benefits and other accrued items and income taxes payable, less the current portion of severance liabilities included in other accrued items.

Off-Balance Sheet Arrangements

In accordance with the definition under SEC rules (Item 303(a) (4) (ii) of Regulation S-K), any of the following qualify as off-balance sheet arrangements:

•	Any obligation under certain guarantee contracts;

•	A retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•	Any obligation, including a contingent obligation, under certain derivative instruments; and

•	Any obligation, including a contingent obligation, under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of June 29, 2007, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.

Due to our downsizing of certain operations pursuant to acquisitions, restructuring plans or otherwise, certain properties leased by us have been sublet to third parties. In the event any of these third parties vacate any of these premises, we would be legally obligated under master lease arrangements. We believe that the financial risk of default by such sublessors is individually and in the aggregate not material to our financial position, results of operations or cash flows.

Commercial Commitments

We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit and other arrangements with financial institutions and insurers primarily relating to the guarantee of future performance on certain tenders and contracts to provide products and services to customers. As of June 29, 2007, we had commercial commitments on outstanding surety bonds, standby letters of credit, guarantees and other arrangements, as follows:

	Expiration of Commitments by Fiscal Year
	Total	2008	2009	2010	After 2010
	(In millions)

Standby letters of credit used for:
Bids	$3.1	$3.1	$—	$—	$—
Down payments	0.1	0.1	—	—	—
Performance	10.4	8.6	1.5	0.3	—
Warranty	0.1	—	—	0.1	—

	13.7	11.8	1.5	0.4	—
Surety bonds used for:
Bids	1.3	1.3	—	—	—
Performance	25.8	25.8	—	—	—

	27.1	27.1	—	—	—
Guarantees	0.5	0.4	—	—	0.1

Total commitments	$41.3	$39.3	$1.5	$0.4	$0.1

Financial Risk Management

In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

Exchange Rate Risk

We use foreign exchange contracts to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers; accounts receivable from, and future committed sales to, customers; and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. As of June 29, 2007, we had open foreign exchange contracts with a notional amount of $52.5 million, of which $15.1 million were designated as hedges under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”) and $37.4 million were not designated as Statement 133 hedges. That compares to total foreign exchange contracts with a notional amount of $19.4 million as of June 30, 2006, all of which were designated as Statement 133 hedges. The June 30, 2006 amounts include only the MCD business while the June 29, 2007 amounts include amounts assumed in the Stratex acquisition and other activity since January 26, 2007. As of June 29, 2007, contract expiration dates ranged from less than one month to three months with a weighted average contract life of approximately one month. More specifically, the foreign exchange contracts designated as Statement 133 hedges have been used primarily to hedge currency exposures from customer orders denominated in non-functional currencies currently in backlog. As of June 29, 2007, we estimated that a pre-tax loss of less than $0.1 million would be reclassified into earnings from comprehensive income within the next six months related to these cash flow hedges. The net gain or loss included in our earnings in fiscal 2007, 2006 and 2005 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in our earnings in fiscal 2007, 2006 or 2005 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. All of these derivatives were recorded at their fair value on our consolidated balance sheet in accordance with Statement 133, “Accounting for Derivative Instruments and Hedging Activities.” Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates would not have a material impact on our financial condition, cash flow or results of operations.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, short-term investments, available for sale securities and bank debt.

Exposure on Cash Equivalents, Short-term Investments and Available for Sale Securities

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

We had $89.6 million in cash, cash equivalents, short-term investments and available for sale securities at June 29, 2007. Short-term investments and available for sale securities totaled $20.4 million as of June 29, 2007. As of June 29, 2007, short-term investments and available for sale securities had contractual maturities ranging from 1 month to 13 months.

The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents, short-term investments and available for sale securities earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents, short-term investments and available for sale securities held as of June 29, 2007 was 82 days, and these investments had an average yield of 5.2% per annum.

As of June 29, 2007, unrealized losses on our investments were insignificant. Cash equivalents, short-term investments and available for sale securities have been recorded at fair value on our balance sheet.

Exposure on Borrowings

Any borrowings under the revolving portion of our credit facility will be at an interest rate of the bank’s prime rate or the London Interbank Offered Rate (“LIBOR”) plus 2%. As of June 29, 2007, we had $24.2 million of available credit. A hypothetical 10% change in interest rates would not have a material impact on our financial position, results of operations or cash flows since our interest on our long-term debt is fixed rate. Our short-term debt of $1.2 million at June 29, 2007 bears interest at a variable rate (14% at June 29, 2007). A hypothetical 10% change in interest rates would not have a material impact on our financial position, results of operations or cash flows since interest on our short-term debt is not material to our overall financial position.

Impact of Foreign Exchange

Approximately 91% of our international business was transacted in local currency environments in fiscal 2007. The impact of translating the assets and liabilities of foreign operations to U.S. dollars is included as a component of shareholders’ equity. At June 29, 2007, the cumulative translation adjustment increased shareholders’ equity by less than $0.1 million compared to a reduction of $1.5 million as of June 30, 2006. We utilize foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on our results in fiscal 2007, 2006 or 2005.

Impact of Inflation

To the extent feasible, we have consistently followed the practice of adjusting prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services.

Seasonality

Our fiscal third quarter revenue and orders have historically been lower than the revenue and orders in the immediately preceding second quarter because many of our customers utilize a significant portion of their capital budgets at the end of their fiscal year, the majority of our customers begin a new fiscal year on January 1, and capital expenditures tend to be lower in an organization’s first quarter than in its fourth quarter. We anticipate that this seasonality will continue. The seasonality between the second quarter and third quarter may be impacted by a variety of factors, including changes in the global economy and other factors. Please refer to the section entitled “Risk Factors” in Item 1A.

Critical Accounting Policies and Use of Estimates

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP, and the application of U.S. GAAP requires management to make estimates that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. In many instances, we could have reasonably used different accounting estimates. In other instances, changes in the accounting estimates from period to period are reasonably likely to occur. Accordingly, actual results could differ significantly from the estimates made by management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations may be affected.

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, provision for inventory obsolescence, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, product warranty obligations, and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as “critical accounting estimates.”

Critical Accounting Policies

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our significant accounting policies are more fully described in Note B — Significant Accounting Policies in the Notes to Consolidated Financial Statements. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies and estimates as disclosed in the Notes. We consider the estimates discussed below as critical to an understanding of our financial statements because their application places the most significant demands on our judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting estimates are described in the following paragraphs. The impact and any associated risks related to these estimates on our business operations are discussed throughout this MD&A where such estimates affect our reported and expected financial results. Senior management has discussed the development and selection of the critical accounting policies and estimates and the related disclosure included herein with the Audit Committee of our Board of Directors. Preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Besides estimates that meet the “critical” accounting estimate criteria, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenue and expenses as well as disclosures of contingent assets and liabilities. Estimates are based on experience and other information available prior to the issuance of the financial statements. Materially different results can occur as circumstances change and additional information becomes known, including for estimates that we do not deem “critical.”

Revenue Recognition

Revenue includes product, services and software sales to end users, distributors, system integrators and OEMs.

Revenue primarily relates to product sales (other than for long-term contracts) and service arrangements, which are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition” (“SAB 104”), when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, delivery of a product has occurred and title and risk of loss has transferred or services have been rendered. Further, if an arrangement, other than a long-term contract, requires the delivery or performance of multiple deliverables or elements, we determine whether the individual elements represent “separate units of accounting” under the requirements of Emerging Issues Task Force Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). We recognize the revenue associated with each element separately. Such revenue, including products with installation services, is recognized as the revenue when each unit of accounting is earned based on the relative fair value of each unit of accounting. We defer the recognition of revenue for the fair value of installation services to the period in which the installation occurs.

Revenue recognition from long-term contracts is recorded on a percentage-of-completion basis, generally using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Recognition of profit on long-term contracts requires estimates of: the total contract value; the total cost at completion; and the measurement of progress towards completion. Contracts are combined when specific aggregation criteria stated in the American Institute of Certified Public Accountant’s (“AICPA”) Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), are met. Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings when identified.

Revenue recognition for the sale of software licenses is in accordance with the AICPA’s Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”). Typically, our capitalized software sales do not have acceptance criteria in the contracts and proper documentation of Vendor Specific Objective Evidence (“VSOE”) is obtained before revenue is allocated to the various elements of the arrangement in accordance with SOP 97-2.

Cost of Product Sales and Services

Cost of sales consists primarily of materials, labor and overhead costs incurred internally and paid to contract manufacturers to produce our products, personnel and other implementation costs incurred to install our products and train customer personnel and customer service and third party original equipment manufacturer costs to provide continuing support to our customers. Also included in cost of sales is the amortization of purchased technology intangible assets.

Shipping and handling costs are included as a component of costs of product sales in our consolidated statements of operations because we include in revenue the related costs that we bill our customers.

Presentation of Taxes Collected from Customers and Remitted to Government Authorities

We present taxes (e.g., sales tax) collected from customers and remitted to governmental authorities on a net basis (i.e., excluded from revenue).

Provisions for Excess and Obsolete Inventory Losses

Our inventory has been valued at the lower of cost or market. We balance the need to maintain prudent inventory levels to ensure competitive delivery performance with the risk of excess or obsolete inventory due to changing technology and customer requirements. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand, anticipated end of product life and production requirements. The review of excess and obsolete inventory primarily relates to the microwave business segments. Several factors may influence the sale and use of our inventories, including decisions to exit a product line, technological change and new product development. These factors could result in a change in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may be overstated or understated. In the future, if we determine that our inventory is overvalued, we would be required to recognize such costs in cost of product sales and services in our statement of operations at the time of such determination. In the case of goods which have been written down below cost at the close of a fiscal year, such reduced amount is considered the cost for subsequent accounting purposes. We did not make any material changes in the reserve methodology used to establish our inventory loss reserves during the past three fiscal years.

As of June 29, 2007, our reserve for excess and obsolete inventory was $14.2 million, or 9.5% of the gross inventory balance, which compares to a reserve of $18.2 million, or 20.2% of the gross inventory balance as of June 30, 2006. In the first two quarters of fiscal 2006, we had significant write-downs in inventory due to the discontinuance of legacy products in the International microwave segment. The accuracy of our forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Goodwill and Intangible Assets

Under the provision of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), we are required to perform an annual (or under certain circumstances more frequent) impairment test of our goodwill. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as one of our business segments, with its net book value or carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. We have not made any material changes in the methodology used to determine the valuation of our goodwill or the assessment of whether or not goodwill is impaired during the past three fiscal years.

There are many assumptions and estimates underlying the determination of the fair value of a reporting unit. These assumptions include projected cash flows, discount rates, comparable market prices of similar businesses, recent acquisitions of similar businesses made in the marketplace and a review of the financial and market conditions of the underlying business. We completed impairment tests as of June 29, 2007, with no adjustment to the carrying value of goodwill. Goodwill on our consolidated balance sheet as of June 29, 2007 and June 30, 2006 was $323.6 million and $28.3 million, respectively. The accuracy of our estimate of the fair value of our reporting units and future changes in the assumptions used to make these estimates could result in the recording of an impairment loss. A 10% decrease in our estimate of the fair value of the net assets acquired in the Stratex acquisition in our International microwave segment would lead to further tests for impairment as described above. A 10% decrease, however, in our estimate of our Network Operations and North American Microwave segments fair value would not lead to further tests for impairment as described above.

Income Taxes and Tax Valuation Allowances

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our consolidated balance sheet, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances as required. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. We have not made any material changes in the methodologies used to determine our tax valuation allowances during the past three fiscal years.

Our consolidated balance sheet as of June 29, 2007 includes a current deferred tax asset of $4.1 million, a non-current deferred income tax asset of $0.5 million and a non-current deferred tax liability of $31.5  million. This compares to a net non-current deferred tax asset of $9.6 million as of June 30, 2006. For all jurisdictions for which we have deferred tax, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to deferred income taxes, which is reflected in our consolidated balance sheet, was $96.9 million as of June 29, 2007 and $69.2 million as of June 29, 2006. The increase in valuation allowance from fiscal 2006 to fiscal 2007 is primarily due to us establishing a valuation allowance on the deferred tax assets acquired in the merger. The accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

U.S. income taxes have not been provided on $6.4 million of undistributed earnings of foreign subsidiaries because of our intention to reinvest these earnings indefinitely. The determination of unrecognized deferred U.S. tax liability for foreign subsidiaries is not practicable. Tax loss and credit carryforward as of June 29, 2007 have expiration dates ranging between one year and no expiration in certain instances. The amount of U.S. tax loss carryforwards was $108.0 million and credit carryforwards was $20.8 million as of June 29, 2007. The amount of foreign tax loss carryforwards was $24.0 million. The utilization of a portion of the net operating loss (“NOL”) is subject to an annual limitation under Section 382 of the Internal Revenue Code due to a change of ownership. Income taxes paid were $6.6 million in fiscal 2007.

The effective tax rate in the fiscal year ended June 29, 2007 was impacted unfavorably by a valuation allowance recorded on certain deferred tax assets where it was determined it was not more likely than not that the assets would be realized, certain purchase accounting adjustments and foreign tax credits.

A deferred tax liability in the amount of $40.8 million has been recognized in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” for the difference between the assigned values for purchase accounting purposes and the tax bases of the assets and liabilities acquired as a result of the Stratex acquisition. This resulted in a $40.8 million increase to goodwill. In addition, we also recorded a valuation allowance under purchase accounting on $94.0 million of acquired deferred tax assets in the opening balance sheet of Stratex Networks under purchase accounting. We have recorded the valuation allowance because we have determined that it was not more likely than not that the assets would be realized. Any realization of these deferred tax assets in the future will be reflected as a reduction to goodwill.

We have established our international headquarters in Singapore and have received a favorable tax ruling resulting from an application filed by us with the Singapore Economic Development Board (EDB) effective January 26, 2007. This favorable tax ruling calls for a 10% effective tax rate to be applied over a five year period provided certain milestones and objectives are met. We are certain that we will meet all requirements as outlined by EDB.

We have entered into a tax sharing agreement with Harris Corporation effective on January 26, 2007, the date of the merger. The tax sharing agreement addresses, among other things, the settlement process associated with pre-merger tax liabilities and tax attributes that are attributable to the MCD business when it was a division of Harris Corporation. There were no settlement payments recorded in the fiscal year ended June 29, 2007.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Accruals for tax contingencies are provided for in accordance with the requirements of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

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

Impact of Recently Issued Accounting Pronouncements

As described in “Note C — Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements, there are accounting pronouncements that have recently been issued but have not yet been implemented by us. Note C describes the potential impact that these pronouncements are expected to have on our financial position, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks. For a discussion of such policies and procedures and the related risks, see “Financial Risk Management” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference into this Item 7A.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Harris Stratex Networks, Inc.

We have audited the accompanying consolidated balance sheets of Harris Stratex Networks, Inc. and subsidiaries as of June 29, 2007 and June 30, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Stratex Networks, Inc. and subsidiaries at June 29, 2007 and June 30, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 29, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP

Raleigh, North Carolina
August 16, 2007

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	June 29, 2007	June 30, 2006	July 1, 2005
	(In millions, except per share amounts)

Revenue from product sales and services:
Revenue from external product sales	$409.1	$299.1	$260.2
Revenue from product sales with Harris Corporation	1.9	6.5	3.1

Total revenue from product sales	411.0	305.6	263.3
Revenue from services:	96.9	51.9	47.1

Total revenue from product sales and services	507.9	357.5	310.4
Cost of product sales and services:
Cost of external product sales	(281.2)	(222.7)	(181.5)
Cost of product sales with Harris Corporation	(1.3)	(7.4)	(3.7)

Total cost of product sales	(282.5)	(230.1)	(185.2)
Cost of services	(64.3)	(37.1)	(31.3)
Cost of sales billed from Harris Corporation	(5.4)	(5.3)	(4.3)
Amortization of purchased technology	(3.0)	—	—

Total cost of product sales and services	(355.2)	(272.5)	(220.8)

Gross margin	152.7	85.0	89.6
Research and development expenses	(39.4)	(28.8)	(28.0)
Selling and administrative expenses	(92.1)	(62.9)	(52.8)
Selling and administrative expenses with Harris Corporation	(6.8)	(5.6)	(6.0)

Total research, development, selling and administrative expenses	(138.3)	(97.3)	(86.8)
Acquired in-process research and development	(15.3)	—	—
Amortization of identifiable intangible assets	(7.5)	—	—
Restructuring charges	(9.3)	(3.8)	—
Corporate allocations expense from Harris Corporation	(3.7)	(12.4)	(6.2)

Operating loss	(21.4)	(28.5)	(3.4)
Interest income	1.8	0.5	0.9
Interest expense	(2.3)	(1.0)	(1.0)

Loss before provision for income taxes	(21.9)	(29.0)	(3.5)
Benefit (provision) for income taxes	4.0	(6.8)	(0.3)

Net loss	$(17.9)	$(35.8)	$(3.8)

Basic and diluted net loss per common share	$(0.72)	N/A	N/A
Basic and diluted weighted average shares outstanding	24.7	N/A	N/A

N/A —	Prior to January 26, 2007, the Company was a division of Harris Corporation and there were no shares outstanding for purposes of loss per share calculations. Basic and diluted weighted average shares outstanding are calculated based on the daily outstanding shares, reflecting the fact that no shares were outstanding prior to January 26, 2007.

See accompanying Notes to Consolidated Financial Statements.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 29, 2007	June 30, 2006
	(In millions, except share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$69.2	$13.8
Short-term investments and available for sale securities	20.4	—
Receivables	185.3	123.9
Unbilled costs	36.9	25.5
Inventories	135.7	71.9
Deferred income taxes	4.1	—
Other current assets	21.7	6.7

Total current assets	473.3	241.8
Long-Term Assets
Property, plant and equipment	80.0	52.2
Goodwill	323.6	28.3
Identifiable intangible assets	144.5	6.4
Capitalized software	9.7	9.1
Non-current notes receivable	5.3	3.8
Non-current deferred income taxes	0.5	9.6
Other assets	1.2	1.4

	564.8	110.8

Total assets	$1,038.1	$352.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$1.2	$0.2
Current portion of long-term debt	10.7	—
Accounts payable	84.7	42.1
Compensation and benefits	11.5	17.4
Other accrued items	44.7	16.9
Advance payments and unearned income	22.3	9.2
Income taxes payable	6.8	—
Restructuring liabilities	10.8	2.2
Current portion of long-term capital lease obligation to Harris Corporation	3.1	—
Due to Harris Corporation	17.2	—

Total current liabilities	213.0	88.0
Long-Term Liabilities
Long-term debt	8.8	—
Long-term portion of capital lease obligation to Harris Corporation	2.8	—
Restructuring and other long-term liabilities	11.8	—
Redeemable preference shares	8.3	—
Warrants	3.9	—
Deferred income taxes	31.5	—
Due to Harris Corporation	—	12.6

Total liabilities	280.1	100.6
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, Class A, $0.01 par value; 300,000,000 shares authorized; issued and outstanding 25,400,856 shares at June 29, 2007, none issued at June 30, 2006	0.3	—
Common stock, Class B $0.01 par value; 100,000,000 shares authorized; issued and outstanding 32,913,377 shares at June 29, 2007, none issued at June 30, 2006	0.3	—
Additional paid-in-capital	778.3	—
Division equity	—	253.4
Accumulated deficit	(20.9)	—
Accumulated other comprehensive loss	—	(1.4)

Total shareholders’ equity	758.0	252.0

Total liabilities and shareholders’ equity	$1,038.1	$352.6

See accompanying Notes to Consolidated Financial Statements.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	June 29,	June 30,	July 1,
	2007	2006	2005
	(In millions)

Operating Activities
Net loss	$(17.9)	$(35.8)	$(3.8)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of identifiable intangible assets acquired in the Stratex acquisition	25.8	—	—
Other noncash charges related to the Stratex acquisition	7.9	—	—
Depreciation and amortization of property, plant and equipment and capitalized software	14.5	15.7	14.6
Noncash stock-based compensation expense	3.9	—	—
Write-down of inventory	—	38.5	—
Increase in fair value of warrants	(0.6)	—	—
Gain on sale of land and building	—	(1.8)	—
Deferred income tax (benefit) expense	(10.9)	5.7	—
Changes in operating assets and liabilities, net of effects from acquisition:
Receivables	(23.8)	(5.1)	0.2
Unbilled costs and inventories	(39.1)	(27.3)	(16.0)
Accounts payable and accrued expenses	10.1	18.0	(4.5)
Advance payments and unearned income	12.8	2.4	(5.0)
Due to Harris Corporation	4.6	(1.5)	(0.8)
Other	(0.4)	10.7	11.1

Net cash (used in) provided by operating activities	(13.1)	19.5	(4.2)

Investing Activities
Proceeds from sale of land and building	—	4.6	—
Cash acquired from the Stratex acquisition, net of acquisition costs of $12.7 million	20.4	—	—
Purchases of short-term investments and available for sale securities	(30.7)	—	—
Sales of short-term investments and available for sale securities	35.8	—	—
Additions of property, plant and equipment	(8.3)	(9.6)	(9.3)
Additions of capitalized software	(2.9)	(3.2)	(10.1)

Net cash provided by (used in) investing activities	14.3	(8.2)	(19.4)

Financing Activities
Proceeds from issuance of short-term debt	10.8	9.4	4.4
Payments on short-term debt	(9.8)	(10.2)	(9.1)
Proceeds from issuance of redeemable preference shares	8.3	—	—
Payments on long-term debt	(5.2)	—	—
Proceeds from issuance of Class B common stock to Harris Corporation	26.9	—	—
Proceeds from exercise of former Stratex stock options	3.1	—	—
Registration costs for Class A common stock issued in Stratex acquisition	(1.1)	—	—
Proceeds from exercise of former Stratex warrants	0.2	—	—
Net cash and other transfers from Harris Corporation prior to the Stratex acquisition	24.1	(5.0)	29.6

Net cash provided by (used in) financing activities	57.3	(5.8)	24.9

Effect of exchange rate changes on cash and cash equivalents	(3.1)	0.5	1.2

Net increase in cash and cash equivalents	55.4	6.0	2.5
Cash and cash equivalents, beginning of year	13.8	7.8	5.3

Cash and cash equivalents, end of year	$69.2	$13.8	$7.8

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2.0	$1.0	$0.9
Income taxes	6.6	1.1	0.2

See accompanying Notes to Consolidated Financial Statements.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS)

						Accumulated
						Other	Total
	Common	Common	Additional	Division	Accumulated	Comprehensive	Shareholders’
	Stock Class A	Stock Class B	Paid-in Capital	Equity	Deficit	Loss	Equity
	(In millions)

Balance at July 2, 2004	$—	$—	$—	$268.3	$—	$(21.8)	$246.5
Net loss	—	—	—	(3.8)	—	—	(3.8)
Foreign currency translation	—	—	—	—	—	7.7	7.7
Net unrealized gain on hedging activities, net of $0 tax	—	—	—	—	—	0.2	0.2

Comprehensive income							4.1
Net increase in investment from Harris Corporation	—	—	—	29.7	—	—	29.7

Balance at July 1, 2005	$—	$—	$—	$294.2	$—	$(13.9)	$280.3
Net loss	—	—	—	(35.8)	—	—	(35.8)
Foreign currency translation	—	—	—	—	—	12.7	12.7
Net unrealized loss on hedging activities, net of $0 tax	—	—	—	—	—	(0.2)	(0.2)

Comprehensive loss							(23.3)
Net decrease in investment from Harris Corporation	—	—	—	(5.0)	—	—	(5.0)

Balance at June 30, 2006	$—	$—	$—	$253.4	$—	$(1.4)	$252.0
Net income for the period from July 1, 2006 through January 26, 2007	—	—	—	3.0	—	—	3.0
Net loss for the period from January 27, 2007 through June 29, 2007	—	—	—	—	(20.9)	—	(20.9)
Foreign currency translation	—	—	—	—	—	1.5	1.5
Net unrealized loss on hedging activities, net of $0 tax	—	—	—	—	—	(0.1)	(0.1)

Comprehensive loss							(16.5)
Net increase in investment from Harris Corporation	—	—	—	8.5	—	—	8.5
Return of capital to Harris Corporation	—	—	—	(14.4)	—	—	(14.4)
Reclassification of Division Equity to Additional Paid-in Capital on January 26, 2007	—	—	250.5	(250.5)	—	—	—
Issuance of Class B Common Stock to Harris Corporation (32,913,377 shares)	—	0.3	26.6	—	—	—	26.9
Issuance of Class A Common Stock to former Stratex Shareholders (24,782,153 shares)	0.3	—	477.3	—	—	—	477.6
Vested Stratex equity awards	—	—	15.5	—	—	—	15.5
Employee stock option exercises, net of $0 tax (324,181 shares)	—	—	3.1	—	—	—	3.1
Stock option tax benefits	—	—	0.3	—	—	—	0.3
Exercise of warrants	—	—	0.2	—	—	—	0.2
Compensatory stock awards (294,522 shares)	—	—	4.8	—	—	—	4.8

Balance at June 29, 2007	$0.3	$0.3	$778.3	$—	$(20.9)	$—	$758.0

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At June 29, 2007 and June 30, 2006 and
For Each of the Three Years in the Period Ended June 29, 2007

Note A —	Significant Business Development Activities, Basis of Presentation and Nature of Operations

Significant Business Development Activities — On January 26, 2007, Harris Stratex Networks, Inc. (the “Company,” “HSTX,” “Harris Stratex,” “we,” “us” and “our”) completed its acquisition (the “Stratex acquisition”) of Stratex Networks, Inc. (“Stratex”) pursuant to a Formation, Contribution and Merger Agreement among Harris Corporation (“Harris”), Stratex, and Stratex Merger Corp., as amended and restated on December 18, 2006 and amended by letter agreement on January 26, 2007 (the “Combination Agreement”). On January 26, 2007, pursuant to the Combination Agreement, Stratex Merger Corp., a wholly-owned subsidiary of the Company, merged with and into Stratex with Stratex as the surviving corporation and a wholly-owned subsidiary of the Company (renamed as “Harris Stratex Networks Operating Corporation”). Concurrently with the merger of Stratex and Stratex Merger Corp. (the “merger”), Harris contributed the Microwave Communications Division (“MCD”), along with $32.1 million in cash (comprised of $26.9 million contributed on January 26, 2007 and $5.2 million held by the Company’s foreign operating subsidiaries on January 26, 2007) to the Company (the “contribution transaction”).

Pursuant to the merger with Stratex, each share of Stratex common stock was converted into one-fourth of a share of our Class A common stock. As a result of the transaction, 24,782,153 shares of our Class A common stock were issued to the former holders of Stratex common stock. In the contribution transaction, Harris contributed the assets of MCD, along with $32.1 million in cash, and in exchange, we assumed certain liabilities of Harris related to MCD and issued 32,913,377 shares of our Class B common stock to Harris. This contribution by Harris resulted in the reclassification of division equity totaling $250.5 million to additional paid-in capital at January 26, 2007. As a result of these transactions, Harris owned approximately 57% and the former Stratex shareholders owned approximately 43% of the total stock of our outstanding immediately following the closing. The Stratex acquisition has been accounted for as a purchase business combination.

Basis of Presentation — The consolidated financial statements include the accounts of Harris Stratex Networks, Inc. and its wholly-owned and majority owned subsidiaries. The results of operations and cash flows of Stratex are included in these consolidated financial statements since January 26, 2007, the date of acquisition. Significant intercompany transactions and accounts have been eliminated.

For periods prior to January 26, 2007, the accompanying consolidated financial statements include the accounts of the MCD and Harris subsidiaries classified as part of MCD, our financial reporting predecessor entity. These financial statements have been determined to be the historical financial statements of Harris Stratex Networks, Inc. As used in these notes, the term “MCD” refers to the consolidated operations of the Microwave Communications Division of Harris.

For periods prior to January 26, 2007, our historical financial statements are presented on a carve-out basis and reflect the assets, liabilities, revenue and expenses that were directly attributable to MCD as it was operated within Harris. Our consolidated statements of operations include all of the related costs of doing business, including an allocation of certain general corporate expenses of Harris, which were in support of MCD, including costs for finance, legal, treasury, purchasing, quality, environmental, safety, human resources, tax, audit and public relations departments and other corporate and infrastructure costs. We were allocated $3.7 million, $12.4 million and $6.2 million for fiscal 2007, 2006 and 2005. These costs represent approximately 6.1%, 16.7% and 10.2%, of the total cost of these allocated services in fiscal 2007, 2006 and 2005. These cost allocations were based primarily on a ratio of our sales to total Harris sales, multiplied by the total headquarters expense of Harris. During fiscal 2006, the corporate expense allocation included a $5.4 million charge for the settlement of an arbitration. The allocation of Harris overhead expenses concluded on January 26, 2007 and, accordingly, for the year ended June 29, 2007, seven months allocation was included. Management believes these allocations were made on a reasonable basis.

Nature of Operations — We design, manufacture and sell a broad range of microwave radios and scalable wireless network solutions for use in worldwide wireless communications networks. Applications include cellular/mobile infrastructure connectivity; secure data networks; public safety transport for state, local and federal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

government users; and right-of-way connectivity for utilities, pipelines, railroads and industrial companies. In general, wireless networks are constructed using microwave radios and other equipment and network management solutions to connect cell sites, fixed-access facilities, switching systems, land mobile radio systems and other similar systems.

Note B —	Significant Accounting Policies

Use of Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) which require us to make estimates and assumptions. U.S. GAAP is primarily promulgated by the Financial Accountings Standards Board (“FASB”) in the form of Statements of Financial Accounting Standards (referred to herein as “Statements”) and Accounting Principles Board Opinions (“APBO”) as well as guidance provided by the Securities and Exchange Commission (“SEC”). The preparation of these consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, provision for doubtful accounts, inventory reserves, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, valuation allowances for deferred tax assets, software development costs, restructuring obligations, product warranty obligations, employee stock options, and contingencies and litigation, among others. We generally base our estimates on historical experience and on various other assumptions and considerations that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from the estimates made by us with respect to these and other items.

Fiscal Year

Our fiscal year ends on the Friday nearest June 30. Fiscal years 2007, 2006 and 2005 each included 52 weeks.

Reclassifications

Certain prior-year amounts have been reclassified on the accompanying consolidated financial statements to conform with current-year classifications. These reclassifications included reclassifying $0.4 million of software capitalized under the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”) prepared by the American Institute of Certified Public Accountants (“AICPA”) from the caption “Other assets” to the caption “Property, plant and equipment” on our consolidated balance sheet as of June 30, 2006. We also reclassified $6.7 million from the caption “Other assets” to the caption “Other current assets” on our consolidated balance sheet at June 29, 2007.

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. We hold cash and cash equivalents at several major financial institutions, which often significantly exceed Federal Deposit Insurance Corporation (“FDIC”)-insured limits. Historically, we have not experienced any losses due to such concentration of credit risk.

Short-Term Investments and Available for Sale Securities

We invest our excess cash in high-quality marketable securities to ensure that cash is readily available for use in our current operations. Investments with original maturities greater than three months are accounted for in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“Statement 115”) and are classified accordingly at the time of purchase. Accordingly, all of our marketable securities are classified as “available-for-sale” in accordance with the provisions of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement 115. We view our available-for-sale portfolio as available for use in our current operations. Accordingly, we have classified all investments in marketable securities as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. All marketable securities are reported at fair market value with the related unrealized holding gains and losses reported as a component of accumulated other comprehensive loss.

At June 29, 2007, our investment in marketable securities consisted primarily of investment grade corporate notes and bonds with maturities up to 13 months and investment grade auction rate preferred stock with final maturities up to 30 years or more. The auction rate preferred stock have characteristics similar to short-term investments, because at pre-determined levels, generally ranging from 28 to 49 days, there is a new auction process at which the interest rates for these Auction Rate Securities (“ARS”) are reset to current interest rates. At the end of such period, we choose to roll-over our holdings or redeem the investments for cash. A “market maker” facilitates the redemption of the ARS and the underlying issuers are not required to redeem the investment within 90 days. All of these short-term investments were classified as available-for-sale and reported at fair value. Due to the frequent nature of the reset feature, the investment’s market price approximates its fair value; therefore, there are no significant realized or unrealized gains or losses associated with these investments. Any unrealized gains or losses are reported as a component of accumulated other comprehensive loss. When a marketable security is sold, the realized gain or loss is determined using the specific identification method. During fiscal 2007, realized losses from sales of marketable securities were less than $0.1 million. See Note E Short-Term Investments and Available for Sale Securities for additional information.

Accounts Receivable

We record accounts receivable at net realizable value, which includes an allowance for estimated uncollectible accounts to reflect any loss anticipated on the collection of accounts receivable balances. We calculate the allowance based on our history of write-offs, level of past due accounts and economic status of the customers. See Note G Receivables for additional information.

Inventories

Inventories are valued at the lower of cost (determined by average cost and first-in, first-out methods) or market. We regularly review inventory quantities on hand and record inventory reserves for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. Inventory reserves are measured as the difference between the cost of the inventory and market value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis. See Note H Inventories for additional information.

Significant Concentrations

Financial instruments that potentially subject us to a concentration of credit risk consist principally of short-term investments and available for sale securities, trade accounts receivable and financial instruments used in foreign currency hedging activities. We invest our excess cash primarily in money market instruments, government securities, corporate bonds and auction rate securities. We are exposed to credit risks related to our short-term investments and available for sale securities in the event of default or decrease in credit-worthiness of one of the issuers of the investments. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable, as the majority of our customers are large, well-established companies. We maintain reserves for potential credit losses, but historically have not experienced any significant losses related to any particular geographic area since our business is not concentrated within any particular geographic region.

We had revenue from a single external customer that exceeded 10% of total revenue during fiscal 2006. During fiscal 2006, that customer was in Nigeria and accounted for 15.1% of total revenue. There was no single customer in fiscal 2007 or 2005 that accounted for more than 10% of total revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We rely on sole providers for certain components of our products and rely on a limited number of contract manufacturers and suppliers to provide manufacturing services for our products. The inability of a contract manufacturer or supplier to fulfill our supply requirements could materially impact future operating results.

We have entered into agreements relating to our foreign currency contracts with large, multinational financial institutions. The amounts subject to credit risk arising from the possible inability of any such parties to meet the terms of their contracts are generally limited to the amounts, if any; by which such party’s obligations exceed our obligations to that party.

Income Taxes

We account for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“Statement 109”). Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by tax rates at which temporary differences are expected to reverse. Deferred tax expense (benefit) is the result of changes in the deferred tax assets and liabilities. A valuation allowance is established to offset any deferred tax assets if, based upon the available information, it is more likely than not that some or all of the deferred tax assets will not be realized.

For periods prior to January 26, 2007, income tax expense was determined as if we had been a stand-alone entity, although the actual tax liabilities and tax consequences applied only to Harris. We have incurred income tax expense which relates to income taxes paid or to be paid in international jurisdictions for which net operating loss carryforwards were not available. Domestic taxable income is offset by tax loss carryforwards for which an income tax valuation allowance had been previously provided for in the financial statements. See Note Q Income Taxes for additional information regarding income taxes.

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost less accumulated depreciation and amortization. We capitalize costs of software, consulting services, hardware and other related costs incurred to purchase or develop internal-use software. We expense costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance.

Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets or any applicable lease term. The useful lives of the assets are generally as follows:

Buildings	7 to 45 years
Software developed for internal use	1 to 5 years
Machinery and equipment	2 to 10 years

Expenditures for maintenance and repairs are charged to expense as incurred. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts, and the gain or loss is reflected in the consolidated statements of operations. See Note I Property, Plant and Equipment for additional information.

Capitalized Software

Software to be sold, leased, or otherwise marketed is accounted for in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“Statement 86”). Costs incurred to acquire or create a computer software product must be expensed when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is normally established upon completion of a detailed program design or, in its absence, completion of a working model.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total amortization expense related to capitalized software under Statement 86 was $2.3 million in fiscal 2007, $1.6 million in fiscal 2006 and $1.5 million in fiscal 2005.

Identifiable Intangible Assets and Goodwill

We account for our business combinations in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“Statement 141”) and the related acquired intangible assets and goodwill in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“Statement 142”). Statement 141 specifies the accounting for business combinations and the criteria for recognizing and reporting intangible assets apart from goodwill.

We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Valuation of intangible assets and in-process research and development requires significant estimates and assumptions including, but not limited to, determining the timing and expected costs to complete development projects, estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the successful completion of development projects, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired.

Statement 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful lives. We are currently amortizing our acquired intangible assets with definite lives over periods ranging from less than one to ten years. Statement 142 also requires that goodwill not be amortized but instead be tested for impairment in accordance with the provisions of Statement 142 at least annually and more frequently upon the occurrence of certain events (see “Impairment of Long-Lived Assets” below). See Note D Business Combination — Acquisition of Stratex Networks, Goodwill and Identifiable Intangible Assets for a further discussion of our intangible assets and goodwill.

Impairment of Long-Lived Assets

We test goodwill for impairment in accordance with Statement 142. Statement 142 requires that goodwill be tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events, as defined by Statement 142. We have determined that we have three reporting units, consisting of: (i) our North America Microwave segment; (ii) our International Microwave segment; and (iii) our Network Operations segment. Goodwill is tested for impairment annually at our fiscal year-end using a two-step process. First, we determine if the carrying amount of any of our reporting units exceeds its fair value (determined using an analysis of discounted cash flows or market multiples based on revenue), which would indicate a potential impairment of goodwill associated with that reporting unit. If we determine that a potential impairment of goodwill exists, we then compare the implied fair value of the goodwill associated with the respective reporting unit, to its carrying amount to determine if there is an impairment loss.

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”), we evaluate long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. If impairment exists, the impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Our estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The actual cash flows realized from these assets may vary significantly from our estimates due to increased competition, changes in technology, fluctuations in demand, consolidation of our customers, reductions in average selling prices and other factors. Assumptions underlying future cash flow estimates are therefore subject to significant risks and uncertainties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have not recorded any impairment losses on long-lived assets in fiscal 2007, 2006 or 2005. See Note D Business Combination — Acquisition of Stratex Networks, Goodwill and Identifiable Intangible Assets and Note I Property, Plant and Equipment for additional information regarding long-lived assets.

Other Accrued Items and Other Assets

No accrued liabilities or expenses within the caption “Other accrued items” on our consolidated balance sheets exceed 5% of our total current liabilities as of June 29, 2007 or as of June 30, 2006. “Other accrued items” on our consolidated balance sheets includes accruals for sales commissions, warranties and severance. No current assets other than those already disclosed on the consolidated balance sheets exceed 5% of our total current assets as of June 29, 2007 or as of June 30, 2006. No assets within the caption “Other assets” on the consolidated balance sheets exceed 5% of total assets as of June 29, 2007 or as of June 30, 2006.

Warranties

On product sales we provide for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which we do business. In the case of products sold by us, our warranties generally start from the delivery date and continue for two to three years, depending on the terms.

Because in many cases our products are manufactured to customer specifications and their acceptance is based on meeting those specifications, we historically have not experienced significant warranty costs. Factors that affect our warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liabilities every quarter and make adjustments to the liability as necessary.

Network management software products generally carry a 30-day to 90-day warranty from the date of acceptance. Our liability under these warranties is either to provide a corrected copy of any portion of the software found not to be in substantial compliance with the agreed-upon specifications, or to provide a full refund.

Our software license agreements generally include certain provisions for indemnifying customers against liabilities should our software products infringe a third party’s intellectual property rights. As of June 29, 2007, we have not incurred any material costs as a result of such indemnification and have not accrued any liabilities related to such obligations in our consolidated financial statements. See Note K Accrued Warranties for additional information regarding warranties.

Capital Lease Obligation and Operating Leases

Prior to January 26, 2007, MCD used certain assets in Canada owned by Harris that were not contributed to us as part of the Combination Agreement. We continue to use these assets in our business and we entered into a 5-year lease agreement to accommodate this use. That lease agreement is considered a capital lease under generally accepted accounting principles. At June 29, 2007, our lease obligation to Harris was $5.9 million and the related asset amount was included in our Property, plant and equipment. Quarterly lease payments are due to Harris based on the amount of 103% of Harris’ annual depreciation calculated in accordance with U.S. generally accepted accounting principles. Of the $5.9 million lease obligation, $3.1 million has been classified as current in our consolidated balance sheet.

We lease office and manufacturing facilities under various operating leases. These lease agreements generally include rent escalation clauses, and many include renewal periods at our option. We recognize expense for scheduled rent increases on a straight-line basis over the lease term beginning with the date we take possession of the leased space.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liability for Warrants

We account for our warrants in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”) which requires warrants to be classified as permanent equity, temporary equity or as assets or liabilities. In general, warrants that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value and warrants that require settlement in shares are recorded as equity instruments. Our warrants are classified as liabilities because they include a provision that specifies that we must deliver freely tradable shares upon exercise by the warrant holder. Because there are circumstances, irrespective of likelihood, that may not be within our control that could prevent delivery of registered shares, EITF 00-19 requires the warrants be recorded as a liability at fair value, with subsequent changes in fair value recorded as income or loss in our consolidated statements of operations. The fair value of our warrants is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term.

Foreign Currency Translation

The functional currency of our subsidiaries located in the United Kingdom, Mexico and New Zealand is the U.S. dollar. Accordingly, all of the monetary assets and liabilities of these subsidiaries are re-measured into U.S. dollars at the current exchange rate as of the applicable balance sheet date, and all non-monetary assets and liabilities are re-measured at historical rates. Income and expenses are re-measured at the average exchange rate prevailing during the period. Gains and losses resulting from the re-measurement of these subsidiaries’ financial statements are included in the consolidated statements of operations.

Our other international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of these subsidiaries are translated at the local current exchange rates in effect at the balance sheet date, and income and expense accounts are translated at the average exchange rates during the period. The resulting translation adjustments are included in accumulated other comprehensive loss.

Determination of the functional currency is dependent upon the economic environment in which an entity operates as well as the customers and suppliers the entity conducts business with. Changes in facts and circumstances may occur which could lead to a change in the functional currency of that entity.

Gains and losses resulting from foreign exchange transactions and the costs of foreign currency contracts are included in “Cost of product sales” in the accompanying consolidated statements of operations. Net foreign exchange gains or losses recorded in our statements of operations in fiscal 2007, 2006 and 2005 were not material.

Related Party Transactions

See Note R — Related Party Transactions with Harris for a description of our related party transactions with Harris.

Retirement Benefits

As of June 29, 2007, we provide retirement benefits to substantially all employees primarily through our defined contribution retirement plan, and prior to January 27, 2007 we provided these benefits through Harris’ defined contribution retirement plan. These plans have profit sharing, matching and savings elements. Contributions by us to these retirement plans are based on profits and employees’ savings with no other funding requirements. We may make additional contributions to our plan at our discretion.

Prior to January 27, 2007, retirement benefits also include an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability. Harris has assumed this liability and responsibility for these benefits. Prior to January 27, 2007, we accrued the estimated cost of these medical benefits, which were not material, during an employee’s active service life.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retirement plan expense amounted to $5.4 million, $8.4 million and $7.1 million in fiscal 2007, 2006 and 2005.

Financial Guarantees, Commercial Commitments and Indemnifications

Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are limited to two years or less. As of June 29, 2007, we had no guarantees applicable to our debt arrangements. We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of June 29, 2007, we had commercial commitments of $41.3 million outstanding, none of which are accrued for in our consolidated balance sheets.

We account for guarantees in accordance with Financial Accounting Standards Board Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation No. 45”). Interpretation 45 elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties or indemnification provisions in our software license agreements.

Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our software products infringe the intellectual property rights of a third party. To date: i) we have not received any notice that any customer is subject to an infringement claim arising from the use of our software products, ii) we have not received any request to defend any customers from infringement claims arising from the use of our software products, and iii) we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. However, we reasonably believe these indemnification provisions will not have a material adverse effect on our operating performance, financial condition or cash flows. As of June 29, 2007, we have not recorded any liabilities related to these indemnifications.

Our standard license agreement includes a warranty provision for software products. We generally warrant for the first ninety days after delivery that the software shall operate substantially as stated in the then current documentation provided that the software is used in a supported computer system. We provide for the estimated cost of product warranties based on specific warranty claims, provided that it is probable that a liability exists and provided the amount can be reasonably estimated. To date, we have not had any material costs associated with these warranties.

Derivative Instruments and Risk Management

Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”) and its related amendments, require us to recognize all derivatives on our consolidated balance sheet at fair value. Derivatives that are not designated as Statement 133 hedges must be adjusted to fair value through income. If the derivative is designated as a Statement 133 hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We manufacture and sell products internationally, subjecting us to currency risk. Derivatives are employed to eliminate, reduce, or transfer selected foreign currency risks that can be identified and quantified. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. Our policy is to hedge forecasted and actual foreign currency risk with forward contracts that expire within twelve months. However, foreign currency contracts to hedge exposures are not available in certain currencies in which we have exposures, such as the Nigerian naira. Specifically, we hedge foreign currency risks relating to firmly committed backlog, open purchase orders and non-functional currency monetary assets and liabilities. The objective of these contracts is to reduce or eliminate, and efficiently manage, the economic impact of currency exchange rate movements on our operating results as effectively as possible. These contracts require us to exchange currencies at rates agreed upon at the contract’s inception. These contracts reduce the exposure to fluctuations in exchange rate movements because the gains and losses associated with foreign currency balances and transactions are generally offset with the gains and losses of the foreign exchange contracts. Derivatives hedging non-functional currency monetary assets and liabilities not designated as Statement 133 hedges are recorded on the balance sheet at fair value and changes in fair value are recognized currently in earnings.

As stated above, we generally hedge forecasted non-U.S. dollar sales and non-U.S. dollar purchases. In accordance with Statement 133, hedges of anticipated transactions, including our firmly committed backlog and open purchase orders, are designated and documented at inception as “cash flow hedges” and are evaluated for effectiveness, excluding time value, at least quarterly. We record effective changes in the fair value of these cash flow hedges in accumulated other comprehensive income (loss) until the revenue is recognized or the related purchases are recognized in cost of sales, at which time the changes are reclassified to revenue and cost of product sales. There was less than $0.1 million in accumulated other comprehensive loss at June 29, 2007 that will be reclassified to operations within the next 12 months.

We are exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but we do not expect any of the counterparties to fail to meet their obligations. To manage credit risks, we select counterparties based on credit ratings, limit our exposure to a single counterparty under defined guidelines and monitor the market position with each counterparty. In the event of the termination of a derivative designated as a hedge, the settlement would be charged to our consolidated statements of operations as a component of “Interest income” or Interest Expense.”

Revenue Recognition

Revenue includes product, services and software sales to end users, distributors, system integrators and original equipment manufacturers (OEM).

Revenue primarily relates to product sales (other than for long-term contracts) and service arrangements, which are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition” (“SAB 104”), when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, delivery of a product has occurred and title and risk of loss has transferred or services have been rendered. Further, if an arrangement, other than a long-term contract, requires the delivery or performance of multiple deliverables or elements, we determine whether the individual elements represent “separate units of accounting” under the requirements of Emerging Issues Task Force Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). We recognize the revenue associated with each element separately. Such revenue, including products with installation services, is recognized as the revenue when each unit of accounting is earned based on the relative fair value of each unit of accounting. We defer the recognition of revenue for the fair value of installation services to the period in which the installation occurs.

Revenue recognition from long-term contracts is recorded on a percentage-of-completion basis, generally using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Recognition of profit on long-term contracts requires estimates of: the total contract value; the total cost at completion; and the measurement of progress towards completion. Contracts are combined when specific aggregation criteria stated in the AICPA’s Statement of Position No. 81-1 “Accounting for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), are met. Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings when identified.

Revenue recognition for the sale of software licenses is in accordance with the AICPA’s Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”). Typically, our capitalized software sales do not have acceptance criteria in the contracts and proper documentation of Vendor Specific Objective Evidence (“VSOE”) is obtained before revenue is allocated to the various elements of the arrangement in accordance with SOP 97-2.

Royalty income is recognized on the basis of terms specified in the contractual agreements.

Cost of Product Sales and Services

Cost of sales consists primarily of materials, labor and overhead costs incurred internally and paid to contract manufacturers to produce our products, personnel and other implementation costs incurred to install our products and train customer personnel, and customer service and third party original equipment manufacturer costs to provide continuing support to our customers. Also included in cost of sales is the amortization of purchased technology intangible assets.

Shipping and handling costs are included as a component of costs of product sales in our consolidated statements of operations because we include in revenue the related costs that we bill our customers.

Presentation of Taxes Collected from Customers and Remitted to Government Authorities

We present taxes (e.g., sales tax) collected from customers and remitted to governmental authorities on a net basis (i.e., excluded from revenue).

Stock Options and Share-Based Compensation

Prior to the July 2, 2005 start of our fiscal year 2006, we accounted for share-based compensation granted under our stock incentive plans under the recognition and measurement provisions of APB 25 “Accounting for Stock Issued to Employees”, and related interpretations (“APB 25”). In accordance with APB 25, we used the intrinsic-value method of accounting for stock option awards to employees and accordingly did not recognize compensation expense for our stock option awards to employees in our consolidated statements of operations prior to the start of our fiscal year 2006, as all option exercise prices were 100% of fair market value of the related shares on the date the options were granted. Effective July 2, 2005, we implemented Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (“Statement 123R”) for all share-based compensation, including share-based compensation that was not vested as of the end of our fiscal year 2005. In accordance with Statement 123R we measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize cost over the vesting period. See Note O Stock Options and Share-Based Compensation, for additional information regarding stock options, performance shares and restricted shares.

Effective July 2, 2005, we account for our employee share-based compensation plans using the fair value method, as prescribed by Statement 123R. Accordingly, we estimate the grant date fair value of our share-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. To estimate the fair value of our stock option awards and employee stock purchase plan shares, we currently use the Black-Scholes-Merton option-pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models, including consideration of future

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

events that are unpredictable and the estimation process utilized in determining the valuation of the share-based awards, the ultimate value realized by our employees may vary significantly from the amounts expensed in our financial statements. For restricted stock or restricted stock unit awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize this fair value to compensation expense over the requisite service period or vesting term.

Statement 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures were estimated based on the historical experience at Stratex for those options assumed, and on the historical experience at Harris for our employees that were formerly at MCD. For our fiscal 2007 awards, we estimated the forfeiture rate based on the grantee population which is only at a director level and above which we expect to be 5%. We expect forfeitures to be 8% annually for the Stratex options assumed. Share-based compensation expense was recorded net of estimated forfeitures for fiscal 2007 such that expense was recorded only for those share-based awards that are expected to vest.

Statement 123R also requires that cash flows resulting from the gross benefit of tax deductions related to share-based compensation in excess of the grant date fair value of the related share-based awards be presented as part of cash flows from financing activities. This amount is shown as a reduction to cash flows from operating activities and an increase to cash flow from financing activities. Total cash flows remain unchanged from what would have been reported prior to the adoption of Statement 123R.

Effect of Adopting Statement 123R

The following table illustrates the pro forma effect on net loss for fiscal 2005 assuming we had applied the fair value recognition provisions of Statement 123R to all previously granted share-based awards after giving consideration to potential forfeitures during such periods. The fair value of each option grant is estimated at the grant date using the Black-Scholes-Merton option-pricing model based on the assumptions listed below under “Harris Stock Options.” The estimated fair value of options granted is amortized to expense over their vesting period, which is generally three years.

2005
(In millions)

Net loss, as reported	$(3.8)
Share-based employee compensation cost included in net loss as reported, net of $0 tax benefit	0.8
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of $0 related tax benefit	(1.2)

Pro forma net loss	$(4.2)

The impact of applying the provisions of Statement 123R and SAB 107 during fiscal 2006 was as follows:

2006
(In millions)

Net loss, as reported	$(35.8)
Share-based employee compensation cost included in net loss as reported, net of $0 related tax benefit	1.7
Deduct: Total share-based employee compensation cost determined under the provisions of APB 25, net of $0 related tax benefit	(1.6)

Pro forma net loss	$(35.7)

Earnings (Loss) per Share

We determine earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 12, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted average number of shares of common stock outstanding for the applicable period. Prior to January 26, 2007, we were a division of Harris and there were no shares outstanding for purposes of earnings (loss) calculations. Basic and diluted weighted average shares outstanding are calculated based on the daily outstanding shares, reflecting the fact that no shares were outstanding prior to January 26, 2007. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share except that the number of shares is increased to assume exercise of potentially dilutive stock options and warrants using the treasury stock method, unless the effect of such increase would be anti-dilutive. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For fiscal 2007, the diluted loss per share amounts equal the basic loss per share amounts because we reported a net loss and as such, the impact of the assumed exercise of stock options and warrants would have been anti-dilutive.

Restructuring and Related Expenses

We account for restructuring and related expenses in accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement 146”). Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. Statement 146 also requires that (i) liabilities associated with exit and disposal activities be measured at fair value; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities related to an operating lease/contract be recorded at fair value and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (iv) all other costs related to an exit or disposal activity be expensed as incurred. We account for severance costs in accordance with Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits.” The severance benefits provided as part of restructurings are part of an ongoing benefit arrangement, and accordingly, we have accrued a liability for expected severance costs. Restructuring liabilities and the liability for expected severance costs are shown as “Restructuring liabilities” in current and long-term liabilities on our consolidated balance sheets and the related costs are reflected as operating expenses in the consolidated statements of operations.

Research and Development Costs

Our company-sponsored research and development costs, which include costs in connection with new product development, improvement of existing products, process improvement, and product use technologies, are charged to operations in the period in which they are incurred. In connection with business combinations, the purchase price allocated to research and development projects that have not yet reached technological feasibility and for which no alternative future use exists is charged to operations in the period of acquisition. We present research and development expenses and acquired in-process research and development costs as separate line items in our consolidated statements of operations.

Customer-sponsored research and development costs are incurred pursuant to contractual arrangements and are accounted for principally by the percentage-of-completion method. There was no customer-sponsored research and development in fiscal 2007, 2006 or 2005.

Segment Information

We disclose information concerning our operating segments in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“Statement 131”). Statement 131 established annual and interim reporting standards for an enterprise’s operating segments and related disclosures about geographic information and major customers. We are organized into three operating segments around the markets we serve: North America Microwave, International Microwave and Network Operations. The North America Microwave segment designs, manufactures, sells and services microwave

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

radio products, primarily for cellular network providers and private network users within North America (U.S., Canada and the Caribbean). The International Microwave segment designs, manufactures, sells and services microwave radio products, primarily for cellular network providers and private network users outside of North America. The Network Operations segment develops, designs, produces, sells and services network management software systems, primarily for cellular network providers and private network users worldwide.

Our Chief Executive Officer is the Chief Operating Decision-Maker (CODM) as defined by Statement 131. Resources are allocated to each of these segments using information based primarily on their operating income (loss). Operating income (loss) is defined as revenue less cost of product sales and services, engineering, selling and administrative expenses, restructuring charges, acquired in-process research and development, and amortization of identifiable intangible assets. General corporate expenses are allocated to the North America Microwave and International Microwave segments based on revenue. Information related to assets, capital expenditures and depreciation and amortization for the operating segments is not part of the discrete financial information provided to and reviewed by the CODM.

Note C —	Recent Accounting Pronouncements

Calculating the Pool of Excess Tax Benefits Related to Share-Based Compensation

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides a simplified alternative method to calculate the beginning pool of excess tax benefits against which excess future deferred tax assets (that result when the compensation cost recognized for an award exceeds the ultimate tax deduction) could be written off under Statement 123R. The guidance in FSP 123R-3 was effective on November 10, 2005. We determined not to make the one-time election to adopt the alternative transition method described in FSP 123R-3. We have implemented the provisions of Statement 123R following the guidance for calculating the pool of excess tax benefits described in paragraph 81 of Statement 123R and the guidance related to reporting cash flows described in paragraph 68 of Statement 123R. Our determination not to adopt the alternative transition method described in FSP 123R-3 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Presentation of Taxes Collected from Customers and Remitted to Governmental Authorities

In March 2006, the FASB ratified the EITF’s Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)” (“Issue 06-3”). The Task Force reached a conclusion that the presentation of taxes such as sales, use, value added, and excise taxes on either a gross (included in revenue and costs) or a net (excluded from revenue and costs) basis is an accounting policy decision that should be disclosed by a company. In addition, a company should disclose the amounts of those taxes such as sales, use, value added, and excise taxes that are reported on a gross basis in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of Issue 06-3 were effective for interim and annual reporting periods that began after December 15, 2006. Our early adoption and implementation of the provisions of Issue 06-3 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Accounting for Uncertain Tax Positions

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for fiscal years that begin after December 15, 2006, which for us will be our fiscal 2008. We are currently evaluating the impact FIN 48 will have on our consolidated financial position, results of operations and cash flows.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements. Statement 157 will be effective for us beginning in fiscal 2009. We are currently evaluating the impact Statement 157 will have on our consolidated financial position, results of operations and cash flows.

Accounting for Pensions and Other Postretirement Plans

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“Statement 158”), which amends FASB Statements No. 87, “Employers’ Accounting for Pensions;” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits;” No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions;” and No. 132(R), “Employers’ Disclosures about Pension and Other Postretirement Benefits.” Statement 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through the comprehensive income of a business entity. Statement 158 also requires an employer to measure the funded status of a plan as of the date of the employer’s year-end balance sheet, with limited exceptions. The portion of Statement 158 that requires the recognition of overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability is effective for us as of June 29, 2007. The portion of Statement 158 that requires an employer to measure the funded status of a plan as of the date of the employer’s year-end balance sheet will be effective for us as of July 3, 2009. We adopted the portion of Statement 158 that was effective for us as of June 29, 2007 and it did not have an effect on our financial position, results of operations or cash flows.

Materiality

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the SEC’s views regarding the process of quantifying misstatements in financial statements. The view of the SEC is that the effects of prior year errors in the balance sheet must be taken into account for the current year income statement financial reporting. We implemented the provisions of SAB 108 during the first quarter of fiscal 2007 and it did not have a material impact on our consolidated financial position, results of operations or cash flows.

Fair Value Accounting for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). Statement 159 allows companies to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, all unrealized gains or losses in fair value for that instrument shall be reported in earnings at each subsequent reporting date. Statement 159 is effective for fiscal years that begin after November 15, 2007, which for us will be our fiscal 2009. We are currently evaluating the impact Statement 159 will have on our consolidated financial position, results of operations and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note D —	Business Combination — Acquisition of Stratex Networks, Goodwill and Identifiable Intangible Assets

On January 26, 2007, we completed our acquisition of Stratex pursuant to the Combination Agreement. Pursuant to the acquisition, each share of Stratex common stock was converted into one-fourth of a share of our Class A common stock. As a result of the transaction, 24,782,153 shares of our Class A common stock were issued to the former holders of Stratex common stock. In the contribution transaction, Harris contributed the assets of MCD, along with $32.1 million in cash (comprised of $26.9 million contributed on January 26, 2007 and $5.2 million held by the Company’s foreign operating subsidiaries on January 26, 2007) and, in exchange we assumed certain liabilities of Harris related to MCD and issued 32,913,377 shares of our Class B common stock to Harris. As a result of these transactions, Harris owned approximately 57% of our outstanding stock and the former Stratex shareholders owned approximately 43% of our outstanding stock immediately following the closing.

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

The Stratex acquisition was accounted for as a purchase business combination. Total consideration paid by us was approximately $493.1 million as summarized in the following table:

January 26,
Calculation of Allocable Purchase Price	2007
(In millions)

Value of Harris Stratex Networks shares issued to Stratex Networks stockholders	$464.9
Value of Stratex Networks vested options assumed	15.5
Acquisition costs	12.7

Total allocable purchase price	$493.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below represents the preliminary allocation of the total consideration to the purchased tangible, identifiable intangible assets and goodwill and liabilities based on management’s assessment of their respective fair values as of the date of acquisition.

Balance Sheet as of the Acquisition Date
(In millions)

Cash, cash equivalents, short-term investments and available for sale securities	$58.6
Accounts and notes receivable	39.1
Inventories	44.2
In-process research and development	15.3
Identifiable intangible assets	149.5
Goodwill	293.9
Property, plant and equipment	33.0
Other assets	11.1

Total assets	$644.7

Current portion of long-term debt	$11.3
Accounts payable and accrued expenses	55.0
Advance payments and unearned income	0.3
Income taxes payable	9.2
Liability for severance payments	7.9
Long-term debt	13.4
Deferred tax liabilities	41.3
Long-term restructuring liabilities	8.7
Warrants	4.5
Common stock and additional paid-in capital	493.1

Total liabilities and shareholders’ equity	$644.7

Included in the liabilities assumed as presented in the table above were $7.9 million in severance and related costs for certain Stratex employees.

The following table summarizes the allocation of estimated identifiable intangible assets resulting from the acquisition. For purposes of this allocation, we have assessed a fair value of Stratex identifiable intangible assets related to customer contracts, customer relationships, employee covenants not to compete, developed technology and tradenames based on the net present value of the projected income stream of these identifiable intangible assets. The resulting fair value is being amortized over the estimated useful life of each identifiable intangible asset on a straight-line basis. We estimated the fair value of acquired in-process research and development to be approximately $15.3 million, which we have reflected in “Acquired in-process research and development” expense in the accompanying fiscal 2007 consolidated statements of operations. This represents certain technologies under development, primarily related to the next generation of the Eclipse product line. We estimated that the technologies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under development were approximately 50% complete at the date of acquisition. We expect to incur up to an additional $3.4 million to complete this development, with completion expected in late calendar 2007.

		Estimated
		Useful Life
	Expense Type	(Years)	Total
			(In millions)

Developed technology	Cost of product sales and services	10	$70.1
Stratex trade name	Engineering, selling and administrative	Indefinite	33.0
Other tradenames	Engineering, selling and administrative	5	11.4
Customer relationships	Engineering, selling and administrative	4 to 10	28.8
Contract backlog	Engineering, selling and administrative	0.4	4.3
Non-competition agreements	Engineering, selling and administrative	1	1.9

Total identifiable intangible assets			$149.5

The Stratex acquisition has been accounted for using the purchase method of accounting. Accordingly, the Stratex results of operations have been included in the consolidated statements of operations and cash flows since the acquisition date of January 26, 2007 and are included almost entirely in our International Microwave segment. The purchase price allocation is preliminary and until January 25, 2008, additional information could come to our attention that may require us to further revise the purchase price allocation in connection with the Stratex acquisition. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired was assigned to goodwill. The goodwill resulting from the acquisition was associated primarily with the Stratex market presence and leading position, its growth opportunity in the markets in which it operated, and its experienced work force and established operating infrastructure.

In accordance with Statement 142, goodwill will not be amortized but will be tested for impairment at least annually. The goodwill resulting from the Stratex acquisition is not deductible for tax purposes. We obtained the assistance of independent valuation specialists to assist us in determining the allocation of the purchase price for the Stratex acquisition.

The acquired identifiable intangible assets and their respective book values as of June 29, 2007 are shown in the table below (in millions):

	Developed		Customer	Contract	Non Compete
	Technology	Tradenames	Relationships	Backlog	Agreements	Total

Initial fair value	$70.1	$44.4	$28.8	$4.3	$1.9	$149.5
Accumulated amortization	(2.9)	(1.0)	(1.4)	(4.3)	(0.8)	(10.4)

Net identifiable intangible assets	$67.2	$43.4	$27.4	$0.0	$1.1	$139.1

Pro Forma Results

The following summary, prepared on a pro forma basis, presents unaudited consolidated results of operations as if Stratex Networks had been acquired as of the beginning of each of the periods presented, after including the impact of adjustments such as amortization of intangibles and the related income tax effects. This pro forma presentation does not include any impact of acquisition synergies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007	2006
	(In millions, except per share data)

Revenue from product sales and services — as reported	$507.9		$357.5
Revenue from product sales and services — pro forma	$653.7		$599.8
Net loss — as reported	$(17.9)		$(35.8)
Net loss — pro forma	$(30.3)		$(76.9)
Net loss per diluted common share — as reported	$(0.72)	$	N/A
Net loss per diluted common share — pro forma	$(0.52)		$(1.33)

The pro forma results are not necessarily indicative of our results of operations had we owned Stratex Networks for the entire periods presented.

Summary of Goodwill

Goodwill on the consolidated balance sheets in our North America Microwave and International Microwave segments totaled $323.6 million and $28.3 million at the end of fiscal 2007 and 2006. There was no goodwill in our Network Operations segment. Changes in the carrying amount of goodwill for the fiscal years ended June 29, 2007 and June 30, 2006 by segment were as follows:

	2007			2006
	North America	International	Total	North America	International	Total
	(In millions)		(In millions)

Balance at beginning of year	$1.9	$26.4	$28.3	$1.9	$24.2	$26.1
Goodwill acquired in the Stratex acquisition	—	293.9	293.9	—	—	—
Translation adjustments related to acquisitions in prior years	—	1.4	1.4	—	2.2	2.2

Total	$1.9	$321.7	$323.6	$1.9	$26.4	$28.3

Summary of Identifiable Intangible Assets

In addition to the identifiable intangible assets from the Stratex acquisition, we have other identifiable intangible assets related primarily to technology obtained through acquisitions prior to fiscal 2006. Our other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identifiable intangible assets are being amortized over their useful estimated economic lives, which range from 2 to 17 years. A summary of all of our identifiable intangible assets is presented below:

					Stratex		Other	Total
	Stratex		Stratex	Stratex	Non	Stratex	Identifiable	Identifiable
	Developed	Stratex	Customer	Contract	Compete	Acquisition	Intangible	Intangible
	Technology	Tradenames	Relationships	Backlog	Agreements	Total	Assets	Assets
	(In millions, except for weighted average useful life in years)

Gross identifiable intangible assets at June 30, 2006	$—	$—	$—	$—	$—	$—	$12.8	$12.8
Less accumulated amortization	—	—	—	—	—	—	(6.4)	(6.4)

Net identifiable intangible assets at June 30, 2006	—	—	—	—	—	—	6.4	6.4
Add: acquired fair value of Stratex identifiable intangible assets	70.1	44.4	28.8	4.3	1.9	149.5	—	149.5
Less: amortization expense fiscal 2007	(2.9)	(1.0)	(1.4)	(4.3)	(0.8)	(10.4)	(1.2)	(11.6)
Foreign currency translation	—	—	—	—	—	—	0.2	0.2

Net identifiable intangible assets at June 29, 2007	$67.2	$43.4	$27.4	$—	$1.1	$139.1	$5.4	$144.5

Amortization expense 2007	2.9	1.0	1.4	4.3	0.8	10.4	1.2	11.6
Amortization expense 2006	—	—	—	—	—	—	1.2	1.2
Amortization expense 2005	—	—	—	—	—	—	0.9	0.9
Weighted Average Useful Life (in years)	9.6	Indefinite*	9.6	—	0.6		14.3

* The tradename “Stratex” has an indefinite life. Other tradenames identified have a weighted average useful life of 4.6 years as of June 29, 2007.

At June 29, 2007, we estimate our future amortization of identifiable intangible assets by year as follows:

Years Ending
in June
(In millions)

2008	$14.5
2009	13.4
2010	13.3
2011	13.0
2012	11.6
Thereafter	45.7

Total	$111.5

Note E —	Short-Term Investments and Available for Sale Securities

Short-term investments and available for sale securities as of June 29, 2007 consisted of the following:

		Gross	Gross
		Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In millions)

Corporate notes	$12.8	$—	$—	$12.8
Government notes	4.8	—	—	4.8
Auction rate securities	2.8	—	—	2.8

Total short-term investments and available for sale securities	$20.4	$—	$—	$20.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

With the exception of the auction rate securities and one corporate note with a market value of $0.6 million and a maturity of 13 months, all of the Company’s short-term investments and available for sale securities have maturity dates of less than one year, with a weighted average maturity of 140 days. Our auction rate securities have maturities in perpetuity or extending through August 2038, with interest rate resets generally every 28 days.

Note F —	Accumulated Other Comprehensive Income (Loss)

The changes in our components of accumulated other comprehensive income (loss) during each of three fiscal years in the period ended June 29, 2007 were as follows:

				Total
			Short-Term	Accumulated
	Foreign		Investments and	Other
	Currency	Hedging	Available for	Comprehensive
	Translation	Derivatives	Sale Securities	Income (Loss)
	(In millions)

Balance at July 2, 2004	$(21.9)	$0.1	$—	$(21.8)
Foreign currency translation	7.7	—	—	7.7
Net unrealized gain on hedging activities, net of $0 tax	—	0.2	—	0.2

Balance at July 1, 2005	(14.2)	0.3	—	(13.9)
Foreign currency translation	12.7	—	—	12.7
Net unrealized loss on hedging activities, net of $0 tax	—	(0.2)	—	(0.2)

Balance at June 30, 2006	(1.5)	0.1	—	(1.4)
Foreign currency translation	1.5	—	—	1.5
Net unrealized loss on hedging activities, net of $0 tax	—	(0.1)	—	(0.1)

Balance at June 29, 2007	$—	$—	$—	$—

Note G —	Receivables

Our receivables are summarized below:

	June 29,	June 30,
	2007	2006
	(In millions)

Accounts receivable	$190.5	$122.2
Notes receivable due within one year — net	3.3	9.8

	193.8	132.0
Less allowances for collection losses	(8.5)	(8.1)

	$185.3	$123.9

On January 26, 2007, we acquired $39.1 million in receivables from the Stratex acquisition at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note H —	Inventories

Our inventories are summarized below:

	June 29,	June 30,
	2007	2006
	(In millions)

Finished products	$52.9	$17.1
Work in process	28.6	34.4
Raw materials and supplies	68.4	38.6

	149.9	90.1
Inventory reserves	(14.2)	(18.2)

	$135.7	$71.9

On January 26, 2007, we acquired $44.2 million of inventory from the Stratex acquisition at fair value.

During the second quarter of fiscal 2006, we had a $34.9 million write-down of inventory related to product discontinuance.

Note I —	Property, Plant and Equipment

Our property, plant and equipment are summarized below:

	June 29,	June 30,
	2007	2006
	(In millions)

Land	$1.3	$0.6
Buildings	30.8	21.9
Software developed for internal use	3.0	4.1
Machinery and equipment	123.3	91.7

	158.4	118.3
Less allowances for depreciation and amortization	(78.4)	(66.1)

	$80.0	$52.2

At January 26, 2007, we acquired $33.0 million of property, plant and equipment from the Stratex acquisition at fair value.

Depreciation and amortization expense related to plant and equipment, including software amortization, was $14.5 million, $12.6 million and $11.8 million in fiscal 2007, 2006 and 2005.

During fiscal 2006, we recognized a gain of $1.8 million from the sale of land and building that is included in selling and administrative expenses in our consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note J —	Credit Facility and Debt

Our debt consisted of the following at June 29, 2007 and June 30, 2006:

	June 29,	June 30,
	2007	2006
	(In millions)

Credit Facility with Bank:
Term Loan A	$5.7	$—	*
Term Loan B	13.8	—	*
Other short-term notes	1.2	0.2

Total	20.7	0.2
Less other short-term notes	(1.2)	(0.2)
Less current portion	(10.7)	—

Long-term debt	$8.8	$—

*	The debt balances assumed as a result of the Stratex acquisition were not obligations of Harris Stratex at June 30, 2006.

As part of the Stratex acquisition, we assumed the existing credit facility of Stratex with a commercial bank (the “Credit Facility”). The Credit Facility allows for revolving credit borrowings of up to $50 million with available credit defined as $50 million less the outstanding balance of the long-term portion and any usage under the revolving credit portion. As of June 29, 2007, the outstanding balance of the long-term portion of our Credit Facility was $19.5 million and there were $6.3 million in outstanding standby letters of credit as of that date which are defined as usage under the revolving credit portion of the facility. The Credit Facility is unsecured. The fair value of our debt approximates book values as of June 29, 2007.

Term Loan A of the Credit Facility requires monthly principal payments of $0.5 million plus interest at a fixed rate of 6.38% through May 2008. Term Loan B requires monthly principal payments of $0.4 million plus interest at a fixed rate of 7.25% through March 2010.

The credit facility agreement contains a minimum tangible net worth covenant and a liquidity ratio covenant. At June 29, 2007 we were in compliance with these financial covenants.

At June 29, 2007, our future principal payment obligations on long-term debt under the Credit Facility were as follows:

Years Ending
in June
(In millions)

2008	$10.7
2009	5.0
2010	3.8

Total	$19.5

Short-term debt of $1.2 million at June 29, 2007 and $0.2 million at June 30, 2006 consisted solely of notes payable to banks in both years. The weighted average interest rate for these notes was 14.0% at June 29, 2007 and 6.8% at June 30, 2006.

We have uncommitted short-term lines of credit aggregating $17.1 million from various international banks, $15.9 million of which was available on June 29, 2007. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us and are reviewed annually for renewal or modification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note K —	Accrued Warranties

We have accrued for the estimated cost to repair or replace products under warranty at the time of sale. Changes in warranty liability, which is included as a component of other accrued items on the consolidated balance sheets, during the fiscal years ended June 29, 2007 and June 30, 2006, were as follows:

	Fiscal Year Ended
	June 29,	June 30,
	2007	2006
	(In millions)

Balance as of the beginning of the period	$3.9	$3.8
Acquisition of Stratex	3.5	—
Warranty provision for sales made during the period	2.8	3.5
Payments made during the period	(4.7)	(3.6)
Other adjustments to the liability including foreign currency translation during the period	0.1	0.2

Balance as of the end of the period	$5.6	$3.9

Note L —	Redeemable Preference Shares

During fiscal 2007, our Singapore subsidiary issued 8,250 redeemable preference shares to the U.S. parent company which, in turn, sold the shares to two unrelated investment companies at par value for total sale proceeds of $8.25 million. These redeemable preference shares represent a 1% interest in our Singapore subsidiary. The redeemable preference shares have an automatic redemption date of February 2017, which is 10 years from the date of issue. Preference dividends are cumulative and payable quarterly in cash at the rate of 12% per annum. The holders of the redeemable preference shares have liquidation rights in priority of all classes of capital stock of our Singapore subsidiary. The holders of the redeemable preference shares do not have any other participation in, or rights to, our profits, assets or capital shares, and do not have rights to vote as a shareholder of the Singapore subsidiary unless the preference dividend or any part thereof is in arrears and has remained unpaid for at least 12 months after it has been declared. During fiscal 2007, preference dividends totaling $0.4 million were recorded as interest expense in the accompanying consolidated statements of operations. We have classified the redeemable preference shares as long-term debt due to the mandatory redemption provision 10 years from issue date.

Our Singapore subsidiary has the right at any time after 5 years from the issue date to redeem, in whole or in part, the redeemable preference shares as follows:

105% of the issue price after 5 years but before 6 years from issue date

104% of the issue price after 6 years but before 7 years from issue date

103% of the issue price after 7 years but before 8 years from issue date

102% of the issue price after 8 years but before 9 years from issue date

101% of the issue price after 9 years but before 10 years from issue date

100% of the issue price at the automatic redemption date of 10 years from issue date

Note M —	Warrants

As part of the Stratex acquisition, we assumed warrants to purchase 539,195 shares of our Class A common stock. These warrants have an exercise price of $11.80 per common share and will expire on September 24, 2009. In connection with the purchase accounting recorded as a result of the acquisition of Stratex, we recorded the total fair value of these warrants as $4.5 million in long-term liabilities on January 26, 2007. The per share fair value of each warrant was $7.43 and $8.32 on June 29, 2007 and January 26, 2007, determined based on the Black-Scholes-Merton model with the assumptions listed in the table below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 29,	January 26,
	2007	2007

Dividend yield	0%	0%
Expected volatility	43.1%	46.15%
Risk-free interest rate	4.91%	4.87%
Expected holding period	1.25 years	1.33 years

As a result of recording these outstanding warrants at fair value at June 29, 2007, we recorded the change during fiscal 2007 as a $0.5 million credit to selling and administrative expenses on our consolidated statements of operations. During fiscal 2007, warrants to purchase 18,750 shares of our Class A common stock were exercised for total proceeds of $0.2 million.

Note N —	Restructuring Activities

In order to improve operating efficiencies and to create synergies through the consolidation of facilities, we have implemented restructuring plans to scale down our operations in Canada, France, the U.S. and Mexico.

In the third quarter of fiscal 2007, we implemented a restructuring plan to close our Montreal facility and reduce our Canadian workforce, and, to a lesser extent, our U.S. workforce. In the fourth quarter of fiscal 2007 we implemented plans to reduce our French and Mexican workforces. As part of these restructuring plans, we notified approximately 200 employees in Canada, the U.S., France and Mexico that their employment will be terminated between March 30, 2007 and December 31, 2007. These plans are expected to be fully implemented by December 31, 2007. In fiscal 2007, we recorded restructuring charges of approximately $9.3 million ($5.1 million in our North America Microwave segment and $4.2 million in our International Microwave segment), all of which pertained to employee severance benefits. We anticipate that we will record an additional $2.2 million in restructuring charges associated with these plans in fiscal 2008 ($1.8 million in our North America Microwave segment and $0.4 in our International Microwave segment).

In the third quarter of fiscal 2007, in connection with the Stratex acquisition on January 26, 2007 (see Note D), we recognized $12.0 million of restructuring liabilities representing the fair value of Stratex restructuring liabilities incurred prior to, and not related to, the acquisition as summarized in the table below. These charges relate to building lease obligations at four of Stratex’s U.S. facilities. In fiscal 2007, we made payments of $2.0 million on these leases, which reduced the liability by $1.6 million, net of $0.4 million in interest expense.

In fiscal 2006, we implemented a restructuring plan to transfer our Montreal manufacturing activities to our San Antonio, Texas facility, and reduce our workforce by 110 employees. In fiscal 2006, we recorded restructuring charges of $3.7 million, $2.3 million of which related to employee severance benefits, and $1.4 million of which related to building lease obligation and transition costs. In connection with this restructuring, we also recorded $1.1 million for fixed asset write-offs. As of June 29, 2007, substantially all of the employee severance benefits have been paid, and $1.1 million of the building lease obligation commitments has been paid.

We anticipate no further charges associated with this plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The information in the following table summarizes our restructuring activity during the last three fiscal years.

	Severance	Facilities
	and	and
	Benefits	Other	Total
	(In millions)

Restructuring liability balance at July 2, 2004	$5.3	$1.3	$6.6
Provision in fiscal 2005	—	—	—
Cash payments in fiscal 2005	(5.0)	(1.3)	(6.3)

Restructuring liability balance at July 1, 2005	0.3	—	0.3
Provision in fiscal 2006	2.3	1.5	3.8
Cash payments in fiscal 2006	(0.7)	(1.2)	(1.9)

Restructuring liability balance at June 30, 2006	1.9	0.3	2.2
Acquisition of Stratex restructuring liability on January 26, 2007	—	12.0	12.0
Provision in fiscal 2007	9.3	—	9.3
Cash payments in fiscal 2007	(3.4)	(1.5)	(4.9)

Total restructuring liability at June 29, 2007	$7.8	$10.8	$18.6

Current portion of restructuring liability at June 29, 2007	$7.8	$3.0	10.8
Long-term portion of restructuring liability at June 29, 2007	—	7.8	7.8

Total restructuring liability at June 29, 2007	$7.8	$10.8	$18.6

Note O —	Stock Options and Share-Based Compensation

As of June 29, 2007, we had one stock incentive plan for our employees and outside directors, the 2007 Stock Equity Plan, which was adopted by our board of directors and approved by Harris as our sole shareholder in January 2007. We believe that awards under this plan more closely align the interests of our employees with those of our shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our Stock Equity Plan). Shares of Class A common stock remaining available for future issuance under our stock incentive plan totaled 4,393,278 as of June 29, 2007. Our stock incentive plan provides for the issuance of share-based awards in the form of stock options, performance share awards and restricted stock. The initial grant of awards under this plan was made on February 28, 2007. Under this initial grant, we awarded 292,400 stock options, 138,752 restricted shares and 141,200 performance shares. We also made a grant on June 12, 2007 issuing 19,800 stock options, 4,970 restricted shares and 9,600 performance shares. We recognized $1.7 million in compensation expense related to our 2007 Stock Equity Plan during fiscal 2007 in our consolidated statements of operations.

We also assumed all of the former Stratex Networks outstanding stock options as of January 26, 2007, as part of the Stratex acquisition. We recognized $1.5 million in compensation expense relating to services provided from January 26, 2007 through June 29, 2007 for the portion of these stock options that were unvested at January 26, 2007. We also recognized $0.9 million in compensation expense related to the acceleration of options in connection with the employment termination of one of our executive officers in June 2007 and $0.9 million in compensation cost related to the acceleration of options charged to goodwill, both items accounted for as a modifications under Statement 123R. For the portion of these assumed stock options that were vested at the date of the Stratex acquisition, we included their fair value of $15.5 million as part of the purchase price of the Stratex acquisition.

Finally, some of our employees who were formerly employed by MCD participate in Harris’ four shareholder-approved stock incentive plans (the “Harris Plans”) under which options or other share-based compensation is outstanding. In total, the compensation expense related to the Harris Plans’ share-based awards was $1.6 million, $1.7 million and $0.8 million during fiscal 2007, 2006 and 2005. These costs have been paid to Harris in cash. Harris has not made any awards to former MCD employees since the date of the Stratex acquisition, and does not intend to make any further awards under its plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon the exercise of stock options, vesting of restricted stock awards, or vesting of performance share awards, we issue new shares of our Class A common stock. Currently, we do not anticipate repurchasing shares to provide a source of shares for our rewards of share-based compensation.

In total, compensation expense for share-based awards was $5.7 million, $1.7 million and $0.8 million for fiscal 2007, 2006 and 2005. Amounts were included in our consolidated statements of operations as follows:

	2007	2006	2005
	(In millions)

Cost of product sales and services	$0.3	$—	$—
Research and development expenses	2.0	—	—
Selling and administrative expenses	3.4	1.7	0.8

Total compensation expense	$5.7	$1.7	$0.8

Stock Options Awarded Under our 2007 Stock Equity Plan

The following information relates to stock options that have been granted under our stock incentive plan. Option exercise prices are equal to the fair market value on the date the options are granted using our closing stock price. Options may be exercised for a period set at the time of grant, generally 7 years after the date of grant, and they generally vest in installments of 50% one year from the grant date, 25% two years from the grant date and 25% three years from the grant date.

The fair value of each option award under our stock equity plan was estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions set forth in the following table. Expected volatility is based on implied volatility from a group of peer companies developed with the assistance of an independent valuation firm using a 5 year look-back period. The expected term of the options is based on the safe harbor provision as described in the SEC’s Staff Accounting Bulletin No. 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of the significant assumptions we used in calculating the fair value of our fiscal 2007 stock option grants is as follows:

	February 28,	June 12,
Grant date	2007	2007

Expected dividends	0.0%	0.0%
Expected volatility	62.64%	61.10%
Risk-free interest rate	4.52%	5.18%
Expected term (years)	5.0	5.0
Stock price on date of grant	$20.40	$16.48
Number of stock options granted	292,400	19,800
Fair value per option on date of grant	$11.61	$9.35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity under our 2007 Stock Equity Plan during fiscal 2007 is as follows:

Weighted
Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual	Aggregate
		Exercise	Grant Date	Life	Intrinsic
	Shares	Price	Fair Value	(Years)	Value

Stock options outstanding at July 1, 2006	—	$—	$—
Stock options forfeited or expired	—	$—	$—
Stock options granted	312,200	$20.15	$11.47
Stock options exercised	—	$—	$—

Stock options outstanding at June 29, 2007	312,200	$20.15	$11.47	6.7	$—

Stock options exercisable at June 29, 2007	—	$—	$—	—	$—
Stock options vested and expected to vest at June 29, 2007(1)	290,267	$20.15	$11.47	6.7	$—

(1)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The weighted average remaining contractual term for stock options that were outstanding as of June 29, 2007 was 6.7 years. There were no stock options that were exercisable as of June 29, 2007. The intrinsic value for stock options that were outstanding and exercisable as of June 29, 2007 was zero. The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on June 29, 2007 of $17.98 and the exercise price for in-the-money options that would have been received by the optionees if all options had been exercised on June 29, 2007. The weighted-average grant-date fair value was $11.47 per share for options granted during fiscal 2007. There was no intrinsic value of options exercised during fiscal 2007 since none were exercised.

A summary of the status of our nonvested stock options at June 29, 2007 granted under our 2007 Stock Equity Plan and changes during fiscal 2007, are as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Nonvested stock options at July 1, 2006	—	$—
Stock options granted	312,200	$11.47
Stock options vested	—	$—

Nonvested stock options at June 29, 2007	312,200	$11.47

As of June 29, 2007, there was $3.0 million of total unrecognized compensation expense related to nonvested stock options granted under our stock incentive plan. This cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of stock options that vested during fiscal 2007 was zero.

Restricted Stock Awards Under our 2007 Stock Equity Plan

The following information relates to awards of restricted stock that were granted on February 28, 2007 and June 12, 2007 to employees and outside directors under our stock incentive plan. The restricted stock is not transferable until vested and the restrictions lapse upon the achievement of continued employment over a specified time period. Restricted stock issued to employees cliff vests 3 years after grant date. Restricted stock issued to directors generally vest in quarterly increments through 1 year after grant date. We recognized $0.5 million of expense during fiscal 2007. The fair value of each restricted stock grant is based on the closing price of our Class A common stock on the date of grant and is amortized to compensation expense over its vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of our restricted stock at June 29, 2007 and changes during fiscal 2007, are as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Restricted stock outstanding at July 1, 2006	—	$—
Restricted stock granted	143,722	$20.30
Restricted stock vested and released	(8,067)	$20.38
Restricted stock forfeited	—	$—

Restricted stock outstanding at June 29, 2007	135,655	$20.30

As of June 29, 2007, there was $2.4 million of total unrecognized compensation expense related to restricted stock awards under our stock incentive plan. This expense is expected to be recognized over a weighted-average period of 2.3 years.

Performance Share Awards

The following information relates to awards of performance shares that have been granted to employees on February 28, 2007 and June 12, 2007 under our stock incentive plan. Vesting of performance share awards is subject to performance criteria including meeting revenue and operating income targets for a 29-month plan period ending June 30, 2009 and continued employment at the end of that period. The final determination of the number of shares to be issued in respect of an award is determined by our Board of Directors, or a committee of our Board.

The fair value of each performance share is based on the closing price of our Class A stock on the date of grant and is amortized to compensation expense over its vesting period, if achievement of the performance measures is considered probable. We estimate that the performance measures will be achieved and recognized $0.4 million of expense during fiscal 2007.

A summary of the status of our performance shares at June 29, 2007, and changes during fiscal 2007, are as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Performance shares outstanding at July 1, 2006	—	$—
Performance shares granted	150,800	$20.15
Performance shares vested and released	—	$—
Performance shares forfeited	—	$—

Performance shares outstanding at June 29, 2007	150,800	$20.15

As of June 29, 2007, there was $2.6 million of total unrecognized compensation expense related to performance share awards under our stock incentive plan. This expense is expected to be recognized over a weighted-average period of 2.0 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options Assumed

A summary of stock option activity for stock options assumed from the Stratex acquisition on January 26, 2007 through June 29, 2007 is as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Life	Intrinsic
	Options	Exercise Price	(Years)	Value
				(In millions)

Vested stock options assumed at January 26, 2007	2,392,703	$24.33
Unvested stock options assumed at January 26, 2007	915,063	$17.05

Total stock options assumed at January 26, 2007	3,307,766	$22.32
Stock options forfeited or expired	(97,819)	$38.53
Stock options exercised	(305,431)	$9.93

Stock options outstanding at June 29, 2007	2,904,516	$23.08	3.6	$8.6

Stock options exercisable at June 29, 2007	2,441,996	$24.27	3.2	$7.9
Stock options vested and expected to vest at June 29, 2007(1)	2,872,039	$23.15	3.6	$8.6

(1)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The weighted average remaining contractual term for the assumed former Stratex stock options that were outstanding and were exercisable as of June 29, 2007 was 3.6 years and 3.2 years, respectively. The aggregate intrinsic value for stock options that were outstanding and were exercisable as of June 29, 2007 was $8.6 million and $7.9 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our Class A common stock on June 29, 2007 of $17.98 and the exercise price for in-the-money options that would have been received by the optionees if all options had been exercised on June 29, 2007.

The total intrinsic value of options exercised during fiscal 2007 (the period from January 26, 2007, date of assumption, through June 29, 2007) was $2.5 million at the time of exercise.

As of June 29, 2007, there was $4.9 million of total unrecognized compensation cost related to the assumed former Stratex options. This cost is expected to be recognized over a weighted-average period of 0.9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Harris Stratex Networks, Inc. Stock Options

The following summarizes all of the Harris Stratex Networks, Inc. stock options outstanding at June 29, 2007:

		Options Outstanding
		Weighted Average		Options Exercisable
		Remaining	Weighted		Weighted
Actual Range of	Number	Contractual Life	Average	Number	Average
Exercise Prices	Outstanding	(years)	Exercise Price	Exercisable	Exercise Price

$ 0.91 - $ 9.96	700,568	2.8	$7.94	689,597	$7.94
$10.40 - $ 17.96	1,200,093	4.8	$16.62	770,013	$16.78
$18.04 - $ 27.76	962,015	4.2	$21.71	628,346	$22.24
$28.12 - $148.00	354,040	2.2	$76.11	354,040	$76.02

$ 0.91 - $148.00	3,216,716	3.9	$22.79	2,441,996	$24.27

AWARDS TO FORMER HARRIS EMPLOYEES PRIOR TO THE STRATEX ACQUISITION

As mentioned above, some of our employees that were formerly employed by MCD participate in Harris’ four shareholder-approved stock incentive plans under which stock options, restricted stock awards and performance share awards are outstanding. Harris has not made any awards to former MCD employees since the date of the Stratex acquisition, and does not intend to make any further awards under its plans. The following sets forth the status of those awards as they relate to our financial statements.

Harris Stock Options

The following information relates to stock options that have been granted under Harris’ shareholder-approved stock incentive plans. Option exercise prices are 100% of fair market value on the date the options are granted. Options may be exercised for a period set at the time of grant, which generally ranges from 7–10 years after the date of grant, and they generally become exercisable in installments, which are typically 50% one year from the grant date, 25% two years from the grant date and 25% three years from the grant date. A significant number of options granted by us in fiscal 2006 are subject to a vesting schedule in which they are 50% exercisable prior to the end of such fiscal year, a period of approximately 10 months from the grant date.

Harris management prepared the valuation of stock options based on the method and assumptions provided herewith. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model which uses assumptions noted in the following table. Expected volatility is based on implied volatility from traded options on Harris stock, historical volatility of Harris stock price over the last 10 years and other factors. The expected term of the options is based on historical observations of Harris stock over the past ten years, considering average years to exercise for all options exercised, average years to cancellation for all options cancelled and average years remaining for outstanding options, which is calculated based on the weighted-average vesting period plus the weighted-average of the difference between the vesting period and average years to exercise and cancellation. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury curve in effect at the time of grant.

	2007	2006	2005

Expected dividends	1.0%	0.9%	0.7%
Expected volatility	35.8%	36.1%	35.2%
Risk-free interest rates	4.8%	4.1%	3.0%
Expected term (years)	3.42	3.35	4.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity under Harris’ stock incentive plans as they relate to our consolidated financial statements is as follows:

	2007
		Weighted
		Average
	Shares	Exercise Price

Stock options outstanding at the beginning of the year	393,884	$22.12
Stock options forfeited or expired	(10,900)	$35.64
Stock options granted	82,116	$43.82
Stock options exercised	(102,222)	$18.52

Stock options outstanding at the end of the year	362,878	$27.57

Stock options exercisable at the end of the year	229,228	$20.80

The weighted average remaining contractual term for stock options that were outstanding and exercisable as of June 29, 2007 was 5.2 years and 4.9 years. The aggregate intrinsic value for stock options that were outstanding or exercisable as of June 29, 2007 was $9.8 million and $7.7 million. The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of Harris common stock on June 29, 2007 of $54.55 and the exercise price for in-the-money options that would have been received by the optionees if all options had been exercised on June 29, 2007.

The weighted-average grant-date fair value was $11.53 per share for options granted during fiscal 2007. The total intrinsic value of options exercised during fiscal 2007 was $2.9 million at the time of exercise.

A summary of the status of Harris’ nonvested stock options at June 29, 2007 as they relate to our consolidated financial statements, and changes during fiscal 2007 are as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Nonvested stock options at July 1, 2006	115,444	$7.68
Stock options granted	82,116	$11.53
Stock options vested	(63,910)	$6.62

Nonvested stock options at June 29, 2007	133,650	$10.55

As of June 29, 2007, there was $1.4 million of total unrecognized compensation cost related to nonvested stock options granted under Harris’ stock incentive plans. This cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of stock options that vested during fiscal 2007 was approximately $0.4 million.

Harris Restricted Stock Awards

The following information relates to Harris awards of restricted stock awards that have been granted to former MCD employees under Harris’ stock incentive plans. The restricted stock shares are not transferable until vested and the restrictions lapse upon the achievement of continued employment over a specified time period.

The fair value of each restricted stock award grant is based on the closing price of Harris stock on the date of grant and is amortized to expense over its vesting period. At June 29, 2007, there were 23,000 shares of restricted stock awards outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of Harris restricted stock at June 29, 2007 as it relates to our consolidated financial statements, and changes during fiscal 2007 are as follows:

		Weighted-Average
	Shares	Grant Price

Restricted stock outstanding at July 1, 2006	40,000	$21.13
Restricted stock granted	18,000	$43.82
Restricted stock vested	(33,000)	$17.54
Restricted stock forfeited	(2,000)	$43.82

Restricted stock outstanding at June 29, 2007	23,000	$39.51

As of June 29, 2007, there was $0.6 million of total unrecognized compensation cost related to restricted stock awards under Harris’ stock incentive plans. This cost is expected to be recognized over a weighted-average period of 2.1 years. There were 33,000 shares of restricted stock that vested during fiscal 2007. The weighted-average grant date price of the 18,000 shares of restricted stock granted during fiscal 2007 was $43.82.

Harris Performance Share Awards

The following information relates to Harris awards of performance share awards and performance share units that have been granted to former MCD employees under Harris’ stock incentive plans. Generally, performance share and performance share unit awards are subject to Harris’ performance criteria such as meeting predetermined earnings and return on invested capital targets for a three-year plan period. These awards also generally vest at the expiration of the same three-year period. The final determination of the number of shares to be issued in respect of an award is determined by Harris’ Board of Directors, or a committee of their Board.

The fair value of each performance share award is based on the closing price of Harris stock on the date of grant and is amortized to expense over its vesting period, if achievement of the performance measures is considered probable. At June 29, 2007 there were 44,489 performance shares awards outstanding.

The fair value of performance share units, which is distributed in cash, is equal to the most probable estimate of intrinsic value at the time of distributions and is amortized to compensation expense over the vesting period. At June 29, 2007, we had 3,900 shares of performance share units.

A summary of the status of Harris performance shares at June 29, 2007 as it relates to our financial statements, and changes during fiscal 2007, are as follows:

		Weighted-Average
	Shares	Grant Price

Performance shares outstanding at July 1, 2006	52,300	$26.06
Performance shares granted	28,200	$43.82
Performance shares vested	(30,100)	$16.28
Performance shares forfeited	(2,011)	$41.77

Performance shares outstanding at June 29, 2007	48,389	$36.43

As of June 29, 2007, there was $0.9 million of total unrecognized compensation cost related to performance share awards under Harris’ stock incentive plans. This cost is expected to be recognized over a weighted-average period of 2.6 years. There were 30,100 performance shares that vested during fiscal 2007. The weighted-average grant date price of the 28,200 performance shares granted during fiscal 2007 was $43.82.

Other Harris Share-Based Compensation

Prior to January 27, 2007, under Harris’ domestic retirement plans, most MCD employees had an option to invest in Harris’ common stock at 70% of current market value limited to the lesser of (a) 1% of their compensation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and (b) 20% of a participant’s total contribution to the plan, which was matched by us. The discount from fair market value on Harris common stock purchased by employees under the domestic retirement plans is charged to compensation expense in the period of the related purchase.

Note P —	Business Segments

Our operating segment information for fiscal 2007, 2006 and 2005 is presented in accordance with Statement 131. We are organized into three operating segments around the markets we serve: North America Microwave, International Microwave and Network Operations. The North America Microwave segment designs, manufactures, sells and services microwave radio products, primarily for cellular network providers and private network users within North America (U.S. and Canada). The International Microwave segment designs, manufactures, sells and services microwave radio products, primarily for cellular network providers and private network users outside of North America. The Network Operations segment develops, designs, produces, sells and services network management software systems, primarily for cellular network providers and private network users. Our Chief Executive Officer has been identified as our Chief Operating Decision-Maker (CODM) as defined by Statement 131. Resources are allocated to each of these segments using information based primarily on their operating income (loss). Information related to assets, capital expenditures and depreciation and amortization for the operating segments is not part of the discrete financial information provided to and reviewed by our CODM and it was not practical to provide this information.

We evaluate each segment’s performance based on its revenue and operating income (loss), which is defined as revenue less cost of product sales and services, research and development expenses, selling and administrative expenses, acquired in-process research and development, amortization of identifiable intangible assets and restructuring charges.

Revenue and income (loss) before income taxes by segment are as follows:

Revenue	2007	2006	2005
	(In millions)

North America Microwave	$216.3	$168.1	$159.8
International Microwave	272.2	172.3	127.2
Network Operations	19.4	17.1	23.4

Total Revenue	$507.9	$357.5	$310.4

Income (Loss) Before Income Taxes	2007(1)	2006(2)	2005
	(In millions)

Segment Operating Income (Loss):
North America Microwave	$8.9	$16.9	$10.3
International Microwave	(27.9)	(34.1)	(11.9)
Network Operations	1.3	1.1	4.4
Corporate allocations expense from Harris	(3.7)	(12.4)	(6.2)
Net interest expense	(0.5)	(0.5)	(0.1)

Loss before income taxes	$(21.9)	$(29.0)	$(3.5)

(1)	During fiscal 2007, we recorded $15.3 million in acquired in-process research and development expenses, $9.1 million in amortization of developed technology, tradenames, customer relationships, contract backlog and non-compete agreements, $8.6 million in amortization of fair value adjustments for inventory and fixed assets related to the acquisition of Stratex, $4.2 million in restructuring charges and $3.6 million in merger related integration charges to our International Microwave segment. In addition, we recorded $1.4 million in amortization of developed technology, tradenames, customer relationships, contract backlog and non-compete agreements, $0.4 million in amortization of fair value adjustments for inventory and fixed assets related to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition of Stratex, $5.1 million in restructuring charges and $2.7 million in merger-related integration charges to our North America Microwave segment.

(2)	The operating loss in the International Microwave segment in fiscal 2006 included $39.6 million in inventory write-downs and other charges associated with decisions made in fiscal 2006 regarding product discontinuances and the shutdown of manufacturing activities at our Montreal, Canada plant.

Revenue by country comprising more than 5% of our sales from unaffiliated customers for fiscal 2007, 2006, and 2005 are as follows:

	2007	% of Total	2006	% of Total	2005	% of Total
	(In millions)

United States	$168.7	33.2%	$143.9	40.2%	$154.5	49.8%
Canada	39.9	7.8%	29.9	8.4%	15.5	5.0%
Nigeria	55.4	10.9%	81.3	22.8%	36.1	11.6%
Other	243.9	48.1%	102.4	28.6%	104.3	33.6%

Total	$507.9	100.0%	$357.5	100.0%	$310.4	100.0%

Long-lived assets consisted primarily of identifiable intangible assets, goodwill and property, plant and equipment. Long-lived assets by location at June 29, 2007 and June 30, 2006 are as follows:

	2007	2006
	(In millions)

United States	$222.1	$51.2
Singapore	260.1	—
Canada	38.7	48.8
United Kingdom	13.7	—
Other countries	30.2	10.8

Total	$564.8	$110.8

Note Q —	Income Taxes

We account for income taxes under the asset and liability method in accordance with Statement 109. Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by tax rates at which temporary differences are expected to reverse. Deferred tax expense (benefit) is the result of changes in the deferred tax assets and liabilities. A valuation allowance is established to offset any deferred tax assets if, based upon the available information, it is more likely than not that some or all of the deferred tax assets will not be realized.

(Loss) income from continuing operations before provision for income taxes for fiscal 2007, 2006 and 2005 is comprised of the following:

	2007	2006	2005

United States	$(27.4)	$(7.6)	$(14.9)
Foreign	5.5	(21.4)	11.4

Total	$(21.9)	$(29.0)	$(3.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Provision (benefit) for income taxes for fiscal 2007, 2006 and 2005 consisted of the following:

	2007	2006	2005

Current provision (benefit)
United States	$—	$—	$—
Foreign	6.9	1.1	0.3
State and local	—	—	—

Total current provision	6.9	1.1	0.3
Deferred benefit provision
United States	(9.7)	—	—
Foreign	(0.8)	—	—
State and local	(0.4)	5.7	—

Total deferred benefit	(10.9)	—	—

Provision (benefit) for income taxes	$(4.0)	$6.8	$0.3

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate for fiscal 2007, 2006 and 2005 consisted of the following:

	2007	2006	2005

Statutory U.S. Federal tax rate	(35.0)%	(35.0)%	(35.0)%
U.S. valuation allowances	11.4	35.0	35.0
State and local taxes, net of U.S. Federal tax benefit	(1.9)	—	—
Foreign income taxed at rates less than the U.S. statutory rate	5.4	23.4	8.6
Other	1.8	—	—

Effective tax rate	(18.3)%	23.4%	8.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities consisted of the following:

	June 29,		June 30,
	2007		2006
	Current	Non-Current	Current	Non-Current
	(In millions)

Deferred tax assets:
Inventory	$13.4	$—	$6.0	$—
Accruals	2.4	—	2.6	—
Unrealized impairment loss	1.1	—	—	—
Other reserves and accruals	1.9	—	—	—
Bad debts	1.0	—	—	—
Warranty reserve	3.2	—	—	—
Deferred costs	0.6	—	—	—
Depreciation	—	1.3	—	0.7
Amortization	—	0.8	—	—
Other foreign	3.5	—	—	—
International research and development expense deferrals	—	—	—	17.7
Stock options	—	0.7	—	—
Severance and restructuring costs	6.6	—	—	—
Other	0.5	1.0	—	—
Capital loss carryforward	—	7.6	—	—
Tax credit carryforwards	—	20.8	—	17.3
Tax loss carryforwards	0.5	43.7	—	36.2

Total deferred tax assets	34.7	75.9	8.6	71.9
Valuation allowance	(30.6)	(66.3)	(8.6)	(60.6)

Net deferred tax assets	4.1	9.6	—	11.3
Deferred tax liabilities:
Purchased identifiable intangible assets	—	36.9	—	—
Internally developed software	—	3.7	—	—
Commissions	—	—	1.7	—

Total deferred tax liabilities	—	40.6	1.7	—

Net deferred tax asset (liability)	$4.1	$(31.0)	$(1.7)	$11.3

United States income taxes have not been provided on $6.4 million of undistributed earnings of foreign subsidiaries because of our intention to reinvest these earnings indefinitely. The determination of unrecognized deferred U.S. tax liability for foreign subsidiaries is not practicable. Tax loss and credit carryforward as of June 29, 2007 have expiration dates ranging between one year and no expiration in certain instances. The amount of U.S. tax loss carryforwards was $108.0 million and credit carryforwards was $17.7 million as of June 29, 2007. The amount of foreign tax loss carryforwards was $24.0 million. The utilization of a portion of the NOLs is subject to an annual limitation under Section 382 of the Internal Revenue Code due to a change of ownership. Income taxes paid were $6.6 million in fiscal 2007.

The effective tax rate in the fiscal year ended June 29, 2007 was impacted unfavorably by a valuation allowance recorded on certain deferred tax assets where it was determined it was not more likely than not that the assets would be realized, certain purchase accounting adjustments and foreign tax credits.

A deferred tax liability in the amount of $40.8 million has been recognized in accordance with SFAS 109 for the difference between the assigned values for purchase accounting purposes and the tax bases of the assets and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities acquired as a result of the Stratex acquisition. This resulted in a $40.8 million increase to goodwill. In addition, we also recorded a valuation allowance under purchase accounting on $94.0 million of acquired deferred tax assets in the opening balance sheet. We have recorded the valuation allowance because the we have determined it was not more likely than not that the assets would be realized. Any realization of theses deferred tax assets in the future will be reflected as a reduction to goodwill.

We established our International Headquarters in Singapore and have received a favorable tax ruling resulting from an application filed by us with the Singapore Economic Development Board (EDB) effective January 26, 2007. This favorable tax ruling calls for a 10% effective tax rate to be applied over a five year period provided certain milestones and objectives are met. We are certain that we will meet all requirements as outlined by EDB.

We have entered into a tax sharing agreement with Harris Corporation effective on January 26, 2007, the date of the merger. The tax sharing agreement addresses, among other things, the settlement process associated with pre merger tax liabilities and tax attributes that are attributable to the MCD business when it was a division of Harris Corporation. There were no settlement payments recorded in the fiscal year ended June 29, 2007.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, Accounting for Contingencies.

Note R —	Related Party Transactions with Harris

Prior to the Stratex acquisition, Harris provided information services, human resources, financial shared services, facilities, legal support and supply chain management services to us. The charges for these services were billed to us primarily based on actual usage.

These amounts were charged directly to us and were not part of the corporate allocations expense in the consolidated statements of operations for the periods presented in this report. The amount charged to us for these services was $12.2 million, $10.9 million and $10.3 million in fiscal years 2007, 2006 and 2005. These amounts are included in the cost of product sales and services and engineering, selling and administrative expenses captions in the consolidated statements of operations for the periods presented in this report.

There are other services Harris provided to us prior to the Stratex acquisition that were not directly charged to the Company. These functions and amounts are explained above under the subtitle “Basis of Presentation.” These amounts are included within “Due to Harris Corporation” on the consolidated balance sheets. Additionally, we have other receivables and payables in the normal course of business with Harris. These amounts are netted within “Due to Harris Corporation” on the consolidated balance sheets. Total receivables from Harris were $0.7 million and $7.5 million at June 29, 2007 and June 30, 2006. Total payables to Harris were $17.9 million and $20.1 million at June 29, 2007 and June 30, 2006.

Harris was the primary source of our financing and equity activities for the periods presented in this report through January 26, 2007, the date of the Stratex acquisition. During the seven months ended January 26, 2007, Harris’s net investment in us was increased by $24.1 million. During the fiscal 2006, Harris’s provided $2.8 million to recapitalize one of our subsidiaries and Harris’ net investment in us decreased by $7.8 million. During the fiscal 2005, Harris’s provided $43.0 million to recapitalize some of our subsidiaries and Harris’s net investment in us decreased by $13.3 million.

Additionally, through the date of the Stratex acquisition, Harris loaned funds to us to fund our international entities and we provided excess cash at various locations back to Harris. This arrangement ended on January 26, 2007. We recognized interest income and expense on these loans. The amount of interest income and expense for each of the three fiscal years in the period ended June 29, 2007 was not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have sales to, and purchases from, other Harris entities from time to time. The entity initiating the transaction sells to the other Harris entity at cost or transfer price, depending on jurisdiction. The entity making the sale to the end customer records the profit on the transaction above cost or transfer price, depending on jurisdiction. Our sales to other Harris entities were $1.9 million, $6.5 million and $3.1 million in fiscal 2007, 2006 and 2005. We also recognized costs associated with related party purchases from Harris of $6.7 million, $12.7 million and $8.0 million in fiscal 2007, 2006 and 2005.

On January 26, 2007, we entered into a new Transition Services Agreement with Harris to provide for certain services during the period subsequent to the Stratex acquisition. These services are charged to us based primarily on actual usage and include database management, supply chain operating systems, eBusiness services, sales and service, financial systems, back office material resource planning support, HR systems, internal and information systems shared services support, network management and help desk support, and server administration and support. During the year ended June 29, 2007, Harris charged us $3.7 million for these services.

Prior to January 26, 2007, MCD used certain assets in Canada owned by Harris that were not contributed to us as part of the Combination Agreement. We continue to use these assets in our business and we entered into a 5-year lease agreement to accommodate this use. This agreement is a capital lease under generally accepted accounting principles. At June 29, 2007, our lease obligation to Harris was $5.9 million and the related asset amount is included in our property, plant and equipment. Quarterly lease payments are due to Harris based on the amount of 103% of Harris’ annual depreciation calculated in accordance with U.S. generally accepted accounting principles. Our depreciation expense on this capital lease was $0.8 million in fiscal 2007. As of June 29, 2007, the future minimum payments for this lease are $3.1 million for fiscal 2008, $1.0 million for fiscal 2009, $0.6 million for fiscal 2010, $0.4 million for fiscal 2011, and $0.8 million for fiscal 2012.

Note S —	Operating Lease Commitments

We lease sales facilities, administrative facilities and equipment under non-cancelable operating leases. These leases have initial lease terms that extend through 2012, and have additional renewal options through 2013.

Rental expense for operating leases, including rentals on a month-to-month basis was $6.1 million in fiscal 2007, $4.0 million in fiscal 2006, and $3.9 million in fiscal 2005. As of June 29, 2007, the future minimum rental commitments for all non-cancelable operating facility and equipment leases with an initial lease term in excess of one year were $6.7 million for fiscal 2008, $5.1 million for fiscal 2009, $3.6 million for fiscal 2010, $1.5 million for fiscal 2011, and $0.4 million for fiscal 2012.

Note T —	Derivative Instruments and Hedging Activity

We use foreign exchange contracts to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers; accounts receivable from, and future committed sales to, customers; and intercompany loans. We believe the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets. At June 29, 2007, we had open foreign exchange contracts with a notional amount of $52.5 million, of which $15.1 million were designated as Statement 133 hedges and $37.4 million were not designated as Statement 133 hedges. This compares to total foreign exchange contracts with a notional amount of $19.4 million as of June 30, 2006, all of which were designated as Statement 133 hedges. At June 29, 2007, contract expiration dates range from less than one month to three months with a weighted average contract life of approximately one month.

We immediately recognize in earnings any portion of a derivative’s change in fair value which is assessed as ineffective in accordance with the provisions of Statement 133. Amounts included in our earnings in fiscal 2007, 2006 and 2005 representing hedge ineffectiveness was not material. In addition, an immaterial amount was recognized in our earnings in fiscal 2007, and no amounts were recognized in our earnings in fiscal 2006 and 2005 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge ineffectiveness. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement 133.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note U —	Legal Proceedings

From time to time, as a normal incident of the nature and kind of businesses in which we may be engaged, various claims or charges are asserted and litigation commenced against us arising from or related to: personal injury; patents, trademarks or trade secrets; labor and employee disputes; commercial or contractual disputes; breach of warranty; or environmental matters. Claimed amounts may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We would record accruals for losses related to those matters that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, would be recognized when they are realized and legal costs are generally expensed when incurred. While it is not feasible to predict the outcome of any particular matter with certainty, and some lawsuits, claims or proceedings may be disposed or decided unfavorably to us, based upon available information, management is not aware of any settlements and final judgments, if any, that would have a material adverse effect on our financial position, results of operations or cash flows.

On February 8, 2007, a court order was entered against Stratex do Brasil, a subsidiary of Harris Stratex Networks Operating Company, in Brazil, to enforce performance of an alleged agreement between the former Stratex Networks, Inc. entity and a supplier. We have not determined what, if any, liability this may result in, as the court did not award any damages. We have appealed the decision to enforce the alleged agreement, and do not expect this litigation to have a material adverse effect on our business, operating results or financial condition.

Note V —	Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2007 and 2006 are as follows (in millions, except per share amounts):

Quarter	1st Quarter		2nd Quarter		3rd Quarter	4th Quarter
	(In millions)

Fiscal 2007
Revenue		$93.6		$101.2	$139.0	$174.1
Gross margin(1)		30.8		34.8	36.0	50.9
Income (loss) from operations		5.3		6.2	(22.7)	(10.1)
Net income (loss)		4.8		5.8	(23.2)	(5.3)
Basic and diluted net loss per common share(2)		N/A		N/A	(0.58)	(0.09)
Market price range common stock(3)
High	$	N/A	$	N/A	$21.25	$20.07
Low		N/A		N/A	18.23	14.85
Quarter-end Close		N/A		N/A	19.19	17.98
Fiscal 2006
Revenue		$84.7		$88.7	$73.6	$110.5
Gross margin (deficit)(1)		26.8		(6.2)	25.1	39.2
Income (loss) from operations		6.1		(31.7)	(6.1)	3.3
Net income (loss)		5.7		(37.4)	(6.9)	2.8
Basic and diluted net income (loss) per common share(2)		N/A		N/A	N/A	N/A

(1)	Gross margin is calculated by subtracting cost of sales from revenue.

(2)	Earnings (loss) per share are computed independently for each of the quarters presented. There were no shares outstanding prior to January 26, 2007 so for periods prior the third quarter of fiscal 2007, these amounts are N/A or Not Applicable. Therefore, the sum of the quarterly net loss per share totals will not equal the total for the year.

(3)	Our Class A common stock began trading on the NASDAQ Global Market on January 30, 2007 under the symbol HSTX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have not paid cash dividends on our Common Stock and do not intend to pay cash dividends in the foreseeable future. At June 29, 2007, we had approximately 230 stockholders of record of our Class A common stock and one shareholder of record of our Class B common stock.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures:  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer and Senior Manager, Internal Audit, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act of 1934) as of June 29, 2007.

Conclusion of evaluation:  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 29, 2007 were effective.

Inherent Limitations on Effectiveness of Controls:  In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in internal control over financial reporting:  There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended June 29, 2007.

Item 10.	Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position held with us, and principal occupation and employment during at least the past 5 years for each of our executive officers as of August 24, 2007, are as follows:

Name and Age	Position Currently Held and Past Business Experience

Guy M. Campbell, 60	Mr. Campbell was appointed president and chief executive officer of our company in January 2007 when Harris MCD and Stratex Networks merged. Previously, he served as president of the Microwave Communications Division of Harris Corporation beginning in August 2003. In 2002, Mr. Campbell joined Sarnoff Corporation as vice president, Commercial Systems. Beginning in 1999, he held various positions at Andrew Corporation, where he served as chief executive officer and president from 2000 to 2001. For 25 years prior to 1999, Mr. Campbell served in a number of senior management roles at Ericsson Inc., a multi-billion dollar global telecommunications company.

Name and Age	Position Currently Held and Past Business Experience

Sarah A. Dudash, 53	Ms. Dudash joined our company as vice president and chief financial officer in January 2007 when Harris MCD and Stratex Networks merged. In 2003, Ms. Dudash became the division controller at the Microwave Communications Division of Harris Corporation, where she served as vice-president and controller, from September, 2006 until Harris MCD and Stratex Networks merged. Previously, Ms. Dudash was business unit controller for the Integrated Information Communication Systems Business Unit of the Government Communications Systems Division of Harris Corporation. Ms. Dudash began her career with Deloitte Haskins & Sells.
Robert W. Kamenski, 52	Mr. Kamenski joined our company as corporate controller in January 2007, when Harris MCD and Stratex Networks merged. He served as corporate controller at Stratex Networks from March 2006 until January 2007, when he assumed his current position. Prior to joining Stratex Networks he was vice president, Finance, for GoRemote Internet Communications, Inc. from April 2004 to February 2006. At Iridex Corporation Mr. Kamenski served as vice president of finance from March 1997 to October 1997 and chief financial officer from October 1997 to August 2003. Previously, Mr. Kamenski held various management positions at Tandem Computers (now a division of Hewlett Packard) and was an audit supervisor for Touche Ross & Co. (now combined with Deloitte & Touche LLP).
Paul A. Kennard, 56	Mr. Kennard joined our company as chief technology officer in January 2007 when Harris MCD and Stratex Networks merged. In 1996 he joined Stratex Networks as vice president, Engineering. From 1993 to 1996, he served as senior vice president, Engineering, at California Microwave, and previously served as Manager of Radio Signal Processing for Bell Northern Research.
Stephen J. Gilmore, 52	Mr. Gilmore joined our company as vice president, Human Resources, in January 2007 when Harris MCD and Stratex Networks merged. In June 2005 he was appointed vice president, Human Resources of Harris Corporation’s Microwave Communications Division. Since October 1979, he has held various positions of increasing responsibility with Harris Corporation, including director of Human Resources and director of Organization and Management Development.

Name and Age	Position Currently Held and Past Business Experience

Juan Otero, 43	Mr. Otero joined our company as general counsel and secretary in January 2007 when Harris MCD and Stratex Networks merged. Previously, he served as director of Legal Affairs for Stratex Networks since July 2002. He was promoted to general counsel in July of 2004 and to general counsel and assistant secretary in February of 2005. Prior to joining Stratex Networks, Mr. Otero was director and senior counsel for Compaq Computer Corporation and the Hewlett-Packard Company from March 2000 to June 2002, and corporate counsel for Hitachi Data Systems from March 1998 to March 2000.

There is no family relationship between any of our executive officers or directors, and there are no arrangements or understandings between any of our executive officers or directors and any other person pursuant to which any of them was appointed or elected as an officer or director, other than arrangements or understandings with our directors or officers acting solely in their capacities as such. All of our executive officers are elected annually and serve at the pleasure of our Board of Directors.

Item 11.	Executive Compensation

The information required by this item will appear in our Proxy Statement. This portion of our Proxy Statement is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table provides information as of June 29, 2007, relating to our equity compensation plan pursuant to which grants of options, restricted stock and performance shares may be granted from time to time:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation
	Options, Restricted Stock	Outstanding	Plans (Excluding Securities
Plan Category	and Performance Shares	Options	Reflected in First Column)

Equity compensation plan approved by security holders	606,722	$20.15	4,393,278

The other information required by this item will appear under the headings “Shares Owned by Management and Our Largest Shareholders” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will appear under the heading “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement and is incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding our principal auditor fees and services will appear under “Proposal 2: Ratification of Appointment of Independent Registered Public Accountants” in our Proxy Statement and is incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this Annual Report on Form 10-K:

Page

(1) List of Financial Statements Filed as Part of this Annual Report on Form 10-K
The following financial statements and reports of Harris Stratex Networks, Inc. and its consolidated subsidiaries are included in Part II, Item 8. of this Annual Report on Form 10-K at the page numbers referenced below:

— Report of Independent Registered Public Accounting Firm	54
— Consolidated Statement of Operations — Fiscal Years ended June 29, 2007; June 30, 2006; and July 1, 2005	55
— Consolidated Balance Sheet — June 29, 2007 and June 30, 2006	56
— Consolidated Statement of Cash Flows — Fiscal Years ended June 29, 2007; June 30, 2006; and July 1, 2005	57
— Consolidated Statement of Comprehensive Income and Shareholders’ Equity — Fiscal Years ended June 29, 2007; June 30, 2006; and July 1, 2005	58
— Notes to Consolidated Financial Statements	59
(2) Financial Statement Schedules:
For each of the Fiscal Years ended June 29, 2007; June 30, 2006; and July 1, 2005
— Schedule II — Valuation and Qualifying Accounts	107

All other schedules are omitted because they are not applicable, the amounts are not significant, or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits:

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Ex. #		Description

2.1		Amended and Restated Formation, Contribution and Merger Agreement, dated as of December 18, 2006, among Harris Corporation, Stratex Networks, Inc., Harris Stratex Networks, Inc. and Stratex Merger Corp. (incorporated by reference to Appendix A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 of Harris Stratex Networks, Inc. filed with the Securities and Exchange Commission on January 3, 2007, File No. 333-137980)
2	.1.1	Letter Agreement, dated as of January 26, 2007, among Harris Corporation, Stratex Networks, Inc., Harris Stratex Networks, Inc. and Stratex Merger Corp. (incorporated by reference to Exhibit 2.1.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
3.1		Amended and Restated Certificate of Incorporation of Harris Stratex Networks, Inc. as filed with the Secretary of State of the State of Delaware on January 26, 2007 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 26, 2007, File No. 001-33278)
3.2		Amended and Restated Bylaws of Harris Stratex Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2007, File No. 001-33278)
4.1		Specimen common stock certificates
4.2		Registration Rights Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

Ex. #		Description

10.1		Investor Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.2		Non-Competition Agreement among Harris Stratex Networks, Inc., Harris Corporation and Stratex Networks, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.4		Intellectual Property Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.5		Trademark and Trade Name License Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.5 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.6		Lease Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.6 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.7		Transition Services Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.7 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.8		Warrant Assumption Agreement between Harris Stratex Networks, Inc. and Stratex Networks, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.8 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.9		NetBoss Service Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.9 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.10		Lease Agreement between Harris Stratex Networks Canada ULC and Harris Canada, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.10 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.11		Tax Sharing Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.11 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.13		Non-Competition Agreement, dated January 26, 2007, among Harris Stratex Networks, Inc., Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.13 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10	.14*	Employment Agreement, effective as of January 26, 2007, between Harris Stratex Networks, Inc. and Guy M. Campbell (incorporated by reference to Exhibit 10.14 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10	.15*	Employment Agreement, dated as of May 18, 2006, by and between Stratex Networks, Inc. and Thomas H. Waechter (incorporated by reference to Exhibit 10.15 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10	.15.1*	First Amendment, effective as of September 1, 2006, to Employment Agreement, dated as of May 18, 2006, by and between Stratex Networks, Inc. and Thomas H. Waechter (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Stratex Networks, Inc. for the Fiscal Quarter Ended September 30, 2006, File No. 000-15895)
10	.16*	Employment Agreement dated as of January 26, 2007 between Harris Stratex Networks, Inc. and Sarah A. Dudash (incorporated by reference to Exhibit 10.15.1 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 30, 2007, File No. 001-33278)
10	.17*	Employment Agreement dated as of April 1, 2006 between Harris Stratex Networks, Inc. and Heinz Stumpe (incorporated by reference to Exhibit 10.15.2 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 30, 2007, File No. 001-33278)
10	.18*	Form of Employment Agreement, dated as of May 14, 2002, by and between the Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Stratex Networks, Inc. for the Fiscal Year Ended March 31, 2003, File No. 000-15895)

Ex. #		Description

10	.18.1*	Amendment A, effective as of April 1, 2006, to Employment Agreement, dated May 14, 2002, by and between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Stratex Networks, Inc. for the Fiscal Quarter Ended June 30, 2006, File No. 000-15895)
10	.18.2*	Amendment B, effective as of April 1, 2006, to Employment Agreement, dated May 14, 2002, by and between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Stratex Networks, Inc. for the Fiscal Quarter Ended June 30, 2006, File No. 000-15895)
10	.19*	Restated Employment Agreement, dated as of May 14, 2002, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Stratex Networks, Inc. for the Fiscal Year Ended March 31, 2003, File No. 000-15895)
10	.19.1*	Amendment to Employment Agreement, effective as of May 2, 2005, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 18, 2006, File No. 333-137980)
10	.19.2*	Amendment to Employment Agreement, Amendment(B), effective as of April 1, 2006, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.28 to Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 18, 2006, File No. 333-137980)
10	.19.3*	Third Amendment to Employment Agreement, dated as of December 15, 2006, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 18, 2006, File No. 333-137980)
10	.20*	Standard Form of Executive Employment Agreement between Harris Stratex Networks, Inc. and certain executives (incorporated by reference to Exhibit 10.16 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.21		Form of Indemnification Agreement between Harris Stratex Networks, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of Stratex Networks, Inc., File No. 33-13431)
10.22		Sublicense Agreement, effective as of January 26, 2007, between Harris Stratex Networks, Inc. and Harris Stratex Networks Operating Corporation
10	.23*†	Harris Stratex Networks, Inc. 2008 Annual Incentive Plan
10.24		Harris Stratex Networks, Inc. 2007 Stock Equity Plan (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2007, File No. 333-140442)
10.25		Stratex Networks, Inc. 2002 Stock Incentive Plan (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2007, File No. 333-140442)
10.26		Stratex Networks, Inc. (formerly DMC Stratex Networks, Inc.) 1999 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2007, File No. 333-140442)
10	.27*	Stratex Networks, Inc. (formerly Digital Microwave Corporation) 1994 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2007, File No. 333-140442)
10.28		Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated January 21, 2004 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Stratex Networks, Inc. on January 22, 2004, File No. 000-15895)
10	.28.1	Amendment No. 1 to the Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated May 04, 2005 (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K of Stratex Networks, Inc. on June 14, 2005, File No. 000-15895)

Ex. #		Description

10	.28.2	Amendment No. 2 to Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated August 15, 2005 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Stratex Networks, Inc. on November 9, 2005, File No. 000-15895)
10	.28.3	Amendment No. 3 to Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated December 28, 2005 (incorporated by reference to Exhibit 4.1 the Quarterly Report on Form 10-Q of Stratex Networks, Inc. on February 9, 2006, File No. 000-15895)
10	.28.4	Amendment No. 4 to Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated February 27, 2006 (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K of Stratex Networks, Inc. on June 14, 2006, File No. 000-15895)
10	.28.5	Amendment No. 5 to Amended and Restated Loan and Security Agreement between Harris Stratex Networks Operating Corporation, a wholly owned subsidiary of Harris Stratex Networks, Inc. and the successor to Stratex Networks, Inc. and Silicon Valley Bank, dated February 23, 2007.
21		List of Subsidiaries of Harris Stratex Networks, Inc.
23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1		Section 1350 Certification of Chief Executive Officer.
32.2		Section 1350 Certification of Chief Financial Officer.

*	Management compensatory plan

†	Confidential Treatment Requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS STRATEX NETWORKS, INC.
(Registrant)

By:	/s/ Guy M. Campbell
Guy M. Campbell
President and Chief Executive Officer

Date: August 24, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy M. Campbell Guy M. Campbell	President, Chief Executive Officer and Director (Principal Executive Officer)	August 24, 2007

/s/ Sarah A. Dudash Sarah A. Dudash	Vice President and Chief Financial Officer (Principal Financial Officer)	August 24, 2007

/s/ Robert W. Kamenski Robert W. Kamenski	Corporate Controller (Principal Accounting Officer)	August 24, 2007

/s/ Charles D. Kissner Charles D. Kissner	Chairman of the Board	August 24, 2007

/s/ Eric C. Evans Eric C. Evans	Director	August 24, 2007

/s/ William A. Hasler William A. Hasler	Director	August 24, 2007

/s/ Clifford H. Higgerson Clifford H. Higgerson	Director	August 24, 2007

/s/ Howard L. Lance Howard L. Lance	Director	August 24, 2007

/s/ Dr. Mohsen Sohi Dr. Mohsen Sohi	Director	August 24, 2007

/s/ James C. Stoffel James C. Stoffel	Director	August 24, 2007

/s/ Edward F. Thompson Edward F. Thompson	Director	August 24, 2007

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged to	(Additions)		Balance at
	Beginning	Costs and	Other Accounts	Deductions		End of
Description	of Period	Expenses	Describe	Describe		Period
	(In millions)

Year ended June 29, 2007:				$(0.2	)(A)
Amounts Deducted From				(0.8	)(D)
Respective Asset Accounts:				2.1	(B)

Allowances for collection losses	$8.1	$1.5	$—	$1.1		$8.5

Allowances for inventory valuation	$18.2	$3.2	$—	$7.2	(C)	$14.2

Allowances for deferred tax assets	$69.2	$2.6	$25.1	$—		$96.9

Year ended June 30, 2006:
Amounts Deducted From Respective Asset Accounts:
				$(0.3	)(A)
				3.7	(B)

Allowances for collection losses	$7.3	$4.2	$—	$3.4		$8.1

				$(0.5	)(A)
				53.7	(C)

Allowances for inventory valuation	$32.9	$38.5	$—	$53.2		$18.2

Allowances for deferred tax assets	$50.4	$18.8	$—	$—		$69.2

Year ended July 1, 2005:
Amounts Deducted From Respective Asset Accounts:
				$(0.5	)(A)
				0.5	(B)

Allowances for collection losses	$6.3	$1.0	$—	$—		$7.3

				$1.9	(A)
				(2.1	)(C)

Allowances for inventory valuation	$33.8	$(1.1)	$—	$(0.2)		$32.9

Allowances for deferred tax assets	$35.9	$14.5	$—	$—		$50.4

Note A — Foreign currency translation gains and losses.

Note B — Uncollectible accounts charged off, less recoveries on accounts previously charged off.

Note C — Obsolescence and excess inventory charged off.

Note D — Acquisition from Stratex Networks, Inc.

Note E — Deferred tax asset recorded as an adjustment to goodwill under purchase accounting.

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Ex. #		Description

2.1		Amended and Restated Formation, Contribution and Merger Agreement, dated as of December 18, 2006, among Harris Corporation, Stratex Networks, Inc., Harris Stratex Networks, Inc. and Stratex Merger Corp. (incorporated by reference to Appendix A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 of Harris Stratex Networks, Inc. filed with the Securities and Exchange Commission on January 3, 2007, File No. 333-137980)
2	.1.1	Letter Agreement, dated as of January 26, 2007, among Harris Corporation, Stratex Networks, Inc., Harris Stratex Networks, Inc. and Stratex Merger Corp. (incorporated by reference to Exhibit 2.1.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
3.1		Amended and Restated Certificate of Incorporation of Harris Stratex Networks, Inc. as filed with the Secretary of State of the State of Delaware on January 26, 2007 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 26, 2007, File No. 001-33278)
3.2		Amended and Restated Bylaws of Harris Stratex Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2007, File No. 001-33278)
4.1		Specimen common stock certificates
4.2		Registration Rights Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.1		Investor Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.2		Non-Competition Agreement among Harris Stratex Networks, Inc., Harris Corporation and Stratex Networks, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.4		Intellectual Property Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.5		Trademark and Trade Name License Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.5 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.6		Lease Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.6 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.7		Transition Services Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.7 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.8		Warrant Assumption Agreement between Harris Stratex Networks, Inc. and Stratex Networks, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.8 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.9		NetBoss Service Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.9 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.10		Lease Agreement between Harris Stratex Networks Canada ULC and Harris Canada, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.10 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

Ex. #		Description

10.11		Tax Sharing Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.11 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.13		Non-Competition Agreement, dated January 26, 2007, among Harris Stratex Networks, Inc., Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.13 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10	.14*	Employment Agreement, effective as of January 26, 2007, between Harris Stratex Networks, Inc. and Guy M. Campbell (incorporated by reference to Exhibit 10.14 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10	.15*	Employment Agreement, dated as of May 18, 2006, by and between Stratex Networks, Inc. and Thomas H. Waechter (incorporated by reference to Exhibit 10.15 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10	.15.1*	First Amendment, effective as of September 1, 2006, to Employment Agreement, dated as of May 18, 2006, by and between Stratex Networks, Inc. and Thomas H. Waechter (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Stratex Networks, Inc. for the Fiscal Quarter Ended September 30, 2006, File No. 000-15895)
10	.16*	Employment Agreement dated as of January 26, 2007 between Harris Stratex Networks, Inc. and Sarah A. Dudash (incorporated by reference to Exhibit 10.15.1 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 30, 2007, File No. 001-33278)
10	.17*	Employment Agreement dated as of April 1, 2006 between Harris Stratex Networks, Inc. and Heinz Stumpe (incorporated by reference to Exhibit 10.15.2 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 30, 2007, File No. 001-33278)
10	.18*	Form of Employment Agreement, dated as of May 14, 2002, by and between the Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Stratex Networks, Inc. for the Fiscal Year Ended March 31, 2003, File No. 000-15895)
10	.18.1*	Amendment A, effective as of April 1, 2006, to Employment Agreement, dated May 14, 2002, by and between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Stratex Networks, Inc. for the Fiscal Quarter Ended June 30, 2006, File No. 000-15895)
10	.18.2*	Amendment B, effective as of April 1, 2006, to Employment Agreement, dated May 14, 2002, by and between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Stratex Networks, Inc. for the Fiscal Quarter Ended June 30, 2006, File No. 000-15895)
10	.19*	Restated Employment Agreement, dated as of May 14, 2002, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Stratex Networks, Inc. for the Fiscal Year Ended March 31, 2003, File No. 000-15895)
10	.19.1*	Amendment to Employment Agreement, effective as of May 2, 2005, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 18, 2006, File No. 333-137980)
10	.19.2*	Amendment to Employment Agreement, Amendment(B), effective as of April 1, 2006, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.28 to Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 18, 2006, File No. 333-137980)
10	.19.3*	Third Amendment to Employment Agreement, dated as of December 15, 2006, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 18, 2006, File No. 333-137980)
10	.20*	Standard Form of Executive Employment Agreement between Harris Stratex Networks, Inc. and certain executives (incorporated by reference to Exhibit 10.16 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

Ex. #		Description

10.21		Form of Indemnification Agreement between Harris Stratex Networks, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of Stratex Networks, Inc., File No. 33-13431)
10.22		Sublicense Agreement, effective as of January 26, 2007, between Harris Stratex Networks, Inc. and Harris Stratex Networks Operating Corporation
10	.23*†	Harris Stratex Networks, Inc. 2008 Annual Incentive Plan
10.24		Harris Stratex Networks, Inc. 2007 Stock Equity Plan (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2007, File No. 333-140442)
10.25		Stratex Networks, Inc. 2002 Stock Incentive Plan (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2007, File No. 333-140442)
10.26		Stratex Networks, Inc. (formerly DMC Stratex Networks, Inc.) 1999 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2007, File No. 333-140442)
10	.27*	Stratex Networks, Inc. (formerly Digital Microwave Corporation) 1994 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2007, File No. 333-140442)
10.28		Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated January 21, 2004 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Stratex Networks, Inc. on January 22, 2004, File No. 000-15895)
10	.28.1	Amendment No. 1 to the Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated May 04, 2005 (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K of Stratex Networks, Inc. on June 14, 2005, File No. 000-15895)
10	.28.2	Amendment No. 2 to Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated August 15, 2005 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Stratex Networks, Inc. on November 9, 2005, File No. 000-15895)
10	.28.3	Amendment No. 3 to Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated December 28, 2005 (incorporated by reference to Exhibit 4.1 the Quarterly Report on Form 10-Q of Stratex Networks, Inc. on February 9, 2006, File No. 000-15895)
10	.28.4	Amendment No. 4 to Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated February 27, 2006 (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K of Stratex Networks, Inc. on June 14, 2006, File No. 000-15895)
10	.28.5	Amendment No. 5 to Amended and Restated Loan and Security Agreement between Harris Stratex Networks Operating Corporation, a wholly owned subsidiary of Harris Stratex Networks, Inc. and the successor to Stratex Networks, Inc. and Silicon Valley Bank, dated February 23, 2007.
21		List of Subsidiaries of Harris Stratex Networks, Inc.
23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1		Section 1350 Certification of Chief Executive Officer.
32.2		Section 1350 Certification of Chief Financial Officer.

*	Management compensatory plan

†	Confidential Treatment Requested