Form 10-Q
period 2007-09-28
Harris Stratex Networks, Inc.
filed 2007-11-06
CIK 1377789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33278
HARRIS STRATEX NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5961564

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

637 Davis Drive
Morrisville, North Carolina	27560

(Address of principal executive offices)	(Zip Code)
(919) 767-3250
(Registrant’s telephone number, including area code)
Indicate by checkmark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐   No ☑

Class of Stock	Shares Outstanding as of October 31, 2007

Class A Common Stock, par value $0.01 per share	25,481,829
Class B Common Stock, par value $0.01 per share	32,913,377
Total shares of common stock outstanding	58,395,206

HARRIS STRATEX NETWORKS, INC.
FORM 10-Q
For the Quarter Ended September 28, 2007
This Quarterly Report on Form 10-Q contains trademarks of Harris Stratex Networks, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended
	September 28,	September 29,
	2007	2006
	(In millions, except per share amounts)

Revenue from product sales and services:
Revenue from external product sales	$148.6	$81.9
Revenue from product sales with Harris Corporation	1.2	0.5

Total revenue from product sales	149.8	82.4
Revenue from services	22.5	11.2

Total revenue from product sales and services	172.3	93.6
Cost of product sales and services:
Cost of external product sales	(106.9)	(52.0)
Cost of product sales with Harris Corporation	(0.3)	(0.3)

Total cost of product sales	(107.2)	(52.3)
Cost of services	(13.6)	(7.9)
Cost of sales billed from Harris Corporation	(0.6)	(2.6)
Amortization of purchased technology	(1.8)	—

Total cost of product sales and services	(123.2)	(62.8)

Gross margin	49.1	30.8
Research and development expenses	(12.4)	(7.5)
Selling and administrative expenses	(30.2)	(14.8)
Selling and administrative expenses with Harris Corporation	(1.7)	(1.6)

Total research, development, selling and administrative expenses	(44.3)	(23.9)
Amortization of identifiable intangible assets	(1.8)	—
Restructuring charges	(4.0)	—
Corporate allocations expense from Harris Corporation	—	(1.6)

Operating (loss) income	(1.0)	5.3
Interest income	0.7	0.1
Interest expense	(0.7)	(0.2)

(Loss) income before provision for income taxes	(1.0)	5.2
Benefit (provision) for income taxes	0.2	(0.4)

Net (loss) income	$(0.8)	$4.8

Basic and diluted net loss per common share	$(0.01)	N/A
Basic and diluted weighted average shares outstanding	58.4	N/A

N/A -	Prior to January 26, 2007, the Company was a division of Harris Corporation and there were no shares outstanding for purposes of income or loss per share calculations. Basic and diluted weighted average shares outstanding are calculated based on the daily outstanding shares, reflecting the fact that no shares were outstanding prior to January 26, 2007.
See accompanying Notes to Consolidated Financial Statements.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 28,	June 29,
	2007	2007
	(In millions, except per share amounts)
Assets
Current Assets
Cash and cash equivalents	$64.2	$69.2
Short-term investments and available for sale securities	15.1	20.4
Receivables	196.1	185.3
Unbilled costs	48.6	36.9
Inventories	135.1	135.7
Deferred income taxes	5.0	4.1
Other current assets	20.7	21.7

Total current assets	484.8	473.3
Long-Term Assets
Property, plant and equipment	79.2	80.0
Goodwill	314.0	323.6
Identifiable intangible assets	141.0	144.5
Capitalized software	9.7	9.7
Non-current notes receivable	4.6	5.3
Non-current deferred income taxes	0.6	0.5
Other assets	1.9	1.2

Total long-term assets	551.0	564.8

Total assets	$1,035.8	$1,038.1

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$—	$1.2
Current portion of long-term debt	9.2	10.7
Accounts payable	92.1	84.7
Compensation and benefits	12.4	11.5
Other accrued items	45.0	44.7
Advance payments and unearned income	22.3	22.3
Income taxes payable	5.5	6.8
Restructuring liabilities	10.7	10.8
Current portion of long-term capital lease obligation to Harris Corporation	2.5	3.1
Due to Harris Corporation	20.2	17.2

Total Current Liabilities	219.9	213.0
Long-Term Liabilities
Long-term debt	7.5	8.8
Long-term portion of capital lease obligation to Harris Corporation	1.4	2.8
Restructuring and other long-term liabilities	9.9	11.8
Redeemable preference shares	8.3	8.3
Warrants	3.4	3.9
Deferred income taxes	21.9	31.5

Total Liabilities	272.3	280.1
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, Class A, $0.01 par value; 300,000,000 shares authorized; issued and outstanding 25,478,101 shares at September 28, 2007 and 25,400,856 shares at June 29, 2007	0.3	0.3
Common stock, Class B $0.01 par value; 100,000,000 shares authorized; issued and outstanding 32,913,377 shares at September 28, 2007 and June 29, 2007	0.3	0.3
Additional paid-in-capital	781.6	778.3
Accumulated deficit	(21.7)	(20.9)
Accumulated other comprehensive income	3.0	—

Total Shareholders’ Equity	763.5	758.0

Total Liabilities And Shareholders’ Equity	$1,035.8	$1,038.1

See accompanying Notes to Consolidated Financial Statements.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Quarter Ended
	September 28,	September 29,
	2007	2006
	(In millions)
Operating Activities
Net (loss) income	$(0.8)	$4.8
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of identifiable intangible assets acquired in the Stratex acquisition	3.6	—
Depreciation and amortization of property, plant and equipment and capitalized software	5.3	3.3
Non-cash stock-based compensation expense	2.0	—
Decrease in fair value of warrants	(0.5)	—
Deferred income tax (benefit) expense	(0.2)	—
Changes in operating assets and liabilities:
Receivables	(10.1)	(1.6)
Unbilled costs and inventories	(11.0)	(0.9)
Accounts payable and accrued expenses	8.5	(1.3)
Advance payments and unearned income	—	4.0
Due to Harris Corporation	3.0	(9.5)
Other	2.3	0.2

Net cash provided by (used in) operating activities	2.1	(1.0)

Investing Activities
Purchases of short-term investments and available for sale securities	(4.0)	—
Sales of short-term investments and available for sale securities	9.3	—
Additions of property, plant and equipment	(2.1)	(0.2)
Additions of capitalized software	(4.2)	(1.1)

Net cash used in investing activities	(1.0)	(1.3)

Financing Activities
Decrease in short-term debt	(1.2)	(0.1)
Payments on long-term debt	(2.8)	—
Payments on long-term capital lease obligation to Harris Corporation	(2.0)	—
Proceeds from exercise of former Stratex stock options	0.9	—
Net cash and other transfers from Harris Corporation prior to the Stratex acquisition	—	2.7

Net cash (used in) provided by financing activities	(5.1)	2.6

Effect of exchange rate changes on cash and cash equivalents	(1.0)	0.3

Net (decrease) increase in cash and cash equivalents	(5.0)	0.6
Cash and cash equivalents, beginning of year	69.2	13.8

Cash and cash equivalents, end of quarter	$64.2	$14.4

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2007
(Unaudited)
Note A — Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Harris Stratex Networks, Inc. and its wholly-owned and majority-owned subsidiaries (“we,” “us,” and “our”) and have been prepared by us, without an audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and changes in cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of our management, such financial statements reflect all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods.
     The results for the quarter ended September 28, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 29, 2007 has been derived from our audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2007 (“Fiscal 2007 Form 10-K”).
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those results.
     Prior to January 26, 2007, we were a division of Harris Corporation (“Harris”). For periods prior to January 26, 2007, our consolidated financial statements include the accounts of the MCD and Harris subsidiaries classified as part of MCD, our financial reporting predecessor entity. These financial statements have been determined to be the historical financial statements of Harris Stratex Networks, Inc. As used in these notes, the term “MCD” refers to the consolidated operations of the Microwave Communications Division of Harris.
     For periods prior to January 26, 2007, our historical financial statements are presented on a carve-out basis and reflect the assets, liabilities, revenue and expenses that were directly attributable to MCD as it was operated within Harris. Our condensed consolidated statements of operations include all of the related costs of doing business, including an allocation of certain general corporate expenses of Harris, which were in support of MCD, including costs for finance, legal, treasury, purchasing, quality, environmental, safety, human resources, tax, audit and public relations departments and other corporate and infrastructure costs. We were allocated $1.6 million for these general corporate expenses from Harris during the quarter ended September 29, 2006. These costs represented approximately 9.9 percent of the total cost of these allocated services in the quarter ended September 29, 2006. These cost allocations were based primarily on a ratio of our revenue to total Harris revenue, multiplied by the total headquarters expense of Harris. The allocation of Harris overhead expenses to us concluded on January 26, 2007. We believe these allocations were made on a reasonable basis. Harris currently owns approximately 56 percent of our common stock.
     On January 26, 2007, we acquired Stratex Networks, Inc. (“Stratex”). The results of operations and cash flows of Stratex were not included in any of our consolidated financial statements before January 26, 2007.
Note B — Recent Accounting Pronouncements
     Accounting for Uncertain Tax Positions
     On June 30, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a “more-likely-than-not” threshold for the recognition and derecognition of tax positions, provides guidance on the accounting for interest and penalties relating to tax positions and requires that the cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance in retained earnings (deficit) or other appropriate components of equity or net assets. Refer to Note N – Income Taxes, for additional information relating to our accounting for FIN 48 and income taxes.
Note C — Short-Term Investments and Available for Sale Securities
     Short-term investments and available for sale securities as of September 28, 2007 consisted of the following:

	September 28, 2007
		Gross	Gross
		Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In millions)
Corporate notes	$11.0	$—	$—	$11.0
Government notes	3.6	—	—	3.6
Auction rate securities	0.5	—	—	0.5

Total short-term investments and available for sale securities	$15.1	$—	$—	$15.1

     With the exception of the auction rate securities, all of the Company’s short-term investments and available for sale securities have maturity dates of less than one year, with a weighted average maturity of 123 days. Our auction rate securities have maturities in perpetuity or extending through August 2038, with interest rates resetting generally every 28 days.
Note D — Accumulated Other Comprehensive Income (Loss) and Comprehensive Income
     The changes in components of our accumulated other comprehensive income (loss) during the quarters ended September 28, 2007 and September 29, 2006 were as follows:

			Short-Term
			Investments	Total
			and	Accumulated
	Foreign		Available	Other
	Currency	Hedging	for Sale	Comprehensive
	Translation	Derivatives	Securities	Income (Loss)
	(In millions)
Balance at June 29, 2007	$—	$—	$—	$—
Foreign currency translation	2.7	—	—	2.7
Net unrealized gain on hedging activities, net of $0 tax	—	0.3	—	0.3

Balance at September 28, 2007	$2.7	$0.3	$—	$3.0

Balance at June 30, 2006	(1.5)	0.1	—	(1.4)
Foreign currency translation	0.3	—	—	0.3
Net unrealized loss on hedging activities, net of $0 tax	—	(0.1)	—	(0.1)

Balance at September 29, 2006	$(1.2)	$—	$—	$(1.2)

     Total comprehensive income (loss) for the quarters ended September 28, 2007 and September 29, 2006 was comprised of the following:

	September 28, 2007	September 29, 2006
	(In millions)
Net (loss) income	$(0.8)	$4.8
Other comprehensive (loss) income:
Foreign currency translation	2.7	0.3
Net unrealized gain (loss) on hedging activities	0.3	(0.1)

Total comprehensive income	$2.2	$5.0

Note E — Receivables
     Our receivables are summarized below:

	September 28, 2007	June 29, 2007
	(In millions)
Accounts receivable	$201.1	$190.5
Notes receivable due within one year — net	3.4	3.3

	204.5	193.8
Less allowances for collection losses	(8.4)	(8.5)

	$196.1	$185.3

Note F — Inventories
     Our inventories are summarized below:

	September 28, 2007	June 29, 2007
	(In millions)
Finished products	$50.6	$52.9
Work in process	37.7	28.6
Raw materials and supplies	63.5	68.4

	151.8	149.9
Inventory reserves	(16.7)	(14.2)

	$135.1	$135.7

Note G — Property, Plant and Equipment
     Our property, plant and equipment are summarized below:

	September 28, 2007	June 29, 2007
	(In millions)
Land	$1.3	$1.3
Buildings	28.1	30.8
Software developed for internal use	6.7	3.0
Machinery and equipment	122.5	123.3

	158.6	158.4
Less allowances for depreciation and amortization	(79.4)	(78.4)

	$79.2	$80.0

     Depreciation and amortization expense related to plant and equipment, including software amortization, was $4.6 million and $3.3 million during the quarters ended September 28, 2007 and September 29, 2006.
Note H — Credit Facility and Debt
     Our debt consisted of the following at September 28, 2007 and June 29, 2007:

	September 28, 2007	June 29, 2007
	(In millions)
Credit Facility with Bank:
Term Loan A	$4.2	$5.7
Term Loan B	12.5	13.8
Other short-term notes	—	1.2

Total	16.7	20.7
Less other short-term notes	—	(1.2)
Less current portion	(9.2)	(10.7)

Long-term debt	$7.5	$8.8

     As part of the Stratex acquisition, we assumed the existing credit facility of Stratex with a commercial bank (the “Credit Facility”). The Credit Facility allows for revolving credit borrowings of up to $50 million with available credit defined as $50 million less the outstanding balance of our term loans ($16.7 million as of September  28, 2007) and any usage under the revolving credit portion which includes our outstanding standby letters of credit ($6.7 million as of September 28, 2007). The Credit Facility is unsecured. The fair value of our debt approximates book values as of September 28, 2007.

     Term Loan A of the Credit Facility requires monthly principal payments of $0.5 million plus interest at a fixed rate of 6.38 percent through May 2008. Term Loan B requires monthly principal payments of $0.4 million plus interest at a fixed rate of 7.25 percent through March 2010.
     The credit facility agreement contains a minimum tangible net worth covenant and a liquidity ratio covenant. As of September 28, 2007 we were in compliance with these financial covenants.
     As of September 28, 2007, our future principal payment obligations on long-term debt under the Credit Facility were as follows:

Years Ending
in June
(In millions)
2008	$7.9
2009	5.0
2010	3.8

Total	$16.7

     We have other uncommitted short-term lines of credit aggregating $11.2 million from various international banks, all of which was available on September 28, 2007. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us and are reviewed annually for renewal or modification.
Note I — Accrued Warranties
     We have accrued for the estimated cost to repair or replace products under warranty at the time of sale. Changes in warranty liability, which is included as a component of “Other accrued items” on the condensed consolidated balance sheets, during the quarters ended September 28, 2007 and September 29, 2006 were as follows:

	Quarter Ended
	September 28, 2007	September 29, 2006
	(In millions)
Balance as of the beginning of the year	$5.6	$3.9
Warranty provision for revenue recorded during the quarter	1.9	0.5
Settlements made during the quarter	(2.2)	(0.5)

Balance as of the end of the quarter	$5.3	$3.9

Note J — Warrants
     As part of the Stratex acquisition, we assumed warrants to purchase shares of our Class A common stock. As of September 28, 2007, warrants to purchase 520,445 shares of our Class A common stock were outstanding. These warrants have an exercise price of $11.80 per common share and will expire on September 24, 2009. The per share fair value of each warrant was $6.53 and $7.43 on September 28, 2007 and June 29, 2007, determined based on the Black-Scholes-Merton model with the assumptions listed in the table below.

	September 28, 2007	June 29, 2007
Dividend yield	0%	0%
Expected volatility	39.6%	43.1%
Risk-free interest rate	4.14%	4.91%
Expected holding period	1.00 year	1.25 years
     As a result of recording these outstanding warrants at fair value at September 28, 2007, we recorded the change in fair value during the quarter ended September 28, 2007 as a $0.5 million decrease to selling and administrative expenses on our condensed consolidated statements of operations. During the quarter ended September 28, 2007, there were no warrants exercised.
Note K — Restructuring Activities
     In order to improve operating efficiencies and create synergies through the consolidation of facilities, we implemented restructuring plans in fiscal 2007 to scale down our operations in Canada, France, the U.S. and Mexico. We began implementation of a plan in February 2007 to scale down operations in Montreal, Canada and, to a lesser extent, in the U.S. In the initial phase of this plan, notices were sent to approximately 200 employees in

Montreal that their employment would be terminated between March 30, 2007 and December 31, 2007. We also began implementation of a plan in June 2007 to scale down operations in Paris, France and, to a lesser extent, Mexico City, Mexico. Notices were sent to 12 employees in Paris and 3 employees in Mexico City that their employment would be terminated by December 31, 2007.
     In the first quarter of fiscal 2008, we recorded an additional $4.0 million of restructuring charges in connection with implementation of these fiscal 2007 plans. The cost of these plans as they relate to the reductions in force during the first quarter of fiscal 2007 consisted primarily of retention, severance and other benefits totaling $2.3 million. Also, during the first quarter of fiscal 2008, we commenced the exit of our facilities in Montreal and Redwood Shores, California. We recognized as part of restructuring expense approximately $1.8 million in Montreal relating to the write-off of fixed assets and leasehold improvements ($1.3 million), the impairment of a lease ($0.3 million) and inventory ($0.2 million). We also recognized the impairment of our lease in Redwood Shores ($0.5 million). These charges to restructuring in the first quarter of fiscal 2008 were partially offset by $0.3 million for the reduction in severance estimated to be paid in France and a $0.3 million reduction in the amount estimated to close out our restructuring liability in connection with our fiscal year 2006 restructuring plan to transfer our Montreal manufacturing activities to our San Antonio, Texas facility.
     In the third quarter of fiscal 2007, in connection with the Stratex acquisition on January 26, 2007, we recognized $12.0 million of restructuring liabilities representing the fair value of Stratex restructuring liabilities incurred prior to, and not related to, the acquisition as summarized in the table below. These charges relate to building lease obligations at four of Stratex’s U.S. facilities. In the quarter ended September 28, 2007, we made payments of $0.7 million on these leases, which reduced the liability by $0.5 million, net of $0.2 million in interest expense. Also during the quarter ended September 28, 2007, new information became available with regard to our utilization of the space under these building lease obligations and we reduced our restructuring liability by $1.4 million with an offsetting decrease to goodwill under purchase accounting.
     The information in the following table summarizes our restructuring activity during the quarter ended September 28, 2007 and the remaining restructuring liability as of September 28, 2007.

	Severance	Facilities
	and	and
	Benefits	Other	Total
		(In millions)
Restructuring liability at June 29, 2007	$7.8	$10.8	$18.6
Provision in the quarter ended September 28, 2007	2.3	2.3	4.6
Release of accrual to statement of operations in the quarter ended September 28, 2007	(0.6)	—	(0.6)
Amount credited to goodwill in the quarter ended September 28, 2007	—	(1.4)	(1.4)
Non-cash charges in the quarter ended September 28, 2007	—	(1.5)	(1.5)
Cash payments in the quarter ended September 28, 2007	(1.6)	(1.3)	(2.9)

Restructuring liability at September 28, 2007	$7.9	$8.9	$16.8

Current portion of restructuring liability at September 28, 2007	$7.9	$2.8	10.7
Long-term portion of restructuring liability at September 28, 2007	—	6.1	6.1

Total restructuring liability at September 28, 2007	$7.9	$8.9	$16.8

     Our fiscal year 2007 restructuring plans are expected to be fully implemented by December 31, 2007. The following table summarizes our costs incurred through September 28, 2007 and costs expected to be incurred for our fiscal 2007 restructuring plans:

		Total Costs
		Incurred During	Cumulative
		The	Costs Incurred		Total
	Total Costs	Quarter Ended	through	Estimated	Restructuring
	Incurred through	September 28,	September 28,	Additional Costs	Costs Expected
	June 29, 2007	2007	2007	to be Incurred	to be Incurred
			(In millions)
North America Microwave:
Severance and benefits	$5.1	$1.5	$6.6	$1.1	$7.7
Facilities and other	—	2.3	2.3	2.7	5.0

Total North America Microwave	$5.1	$3.8	$8.9	$3.8	$12.7

International Microwave:
Severance and benefits	$4.2	$0.2	$4.4	$—	$4.4
Facilities and other	—	—	—	0.4	0.4

Total International Microwave	$4.2	$0.2	$4.4	$0.4	$4.8

Totals	$9.3	$4.0	$13.3	$4.2	$17.5

Note L — Share-Based Compensation
     Compensation expense for share-based awards was $2.4 million and $0.4 million for the quarters ended September 28, 2007 and September 29, 2006. Amounts were included in our consolidated statements of operations as follows:

	Quarter Ended
	September 28, 2007	September 29, 2006
	(In millions)
Cost of product sales and services	$0.2	$—
Research and development expenses	0.5	—
Selling and administrative expenses	1.7	0.4

Total compensation expense	$2.4	$0.4

     We did not grant any share-based awards during the quarter ended September 28, 2007. The share-based compensation expense recorded during the first quarter of fiscal 2008 related solely to recognition of costs associated with grants issued prior to June 29, 2007.
     We issued 77,245 shares during the quarter ended September 28, 2007 upon the exercise of stock options.
Note M — Business Segments
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
     During the first quarter of fiscal 2008, we had one customer in Africa (Mobile Telephone Networks or MTN) that accounted for 11 percent of our total revenue.

     Revenue and (loss) income before income taxes by segment are as follows:

	Quarter Ended
	September 28, 2007	September 29, 2006
	(In millions)
Revenue
North America Microwave	$56.6	$49.9
International Microwave	109.2	39.3
Network Operations	6.5	4.4

Total Revenue	$172.3	$93.6

(Loss) Income Before Income Taxes
Segment Operating (Loss) Income:
North America Microwave (1)	$(1.7)	$3.0
International Microwave (2)	(0.1)	3.6
Network Operations	0.8	0.3
Corporate allocations expense from Harris	—	(1.6)
Net interest expense	—	(0.1)

(Loss) income before income taxes	$(1.0)	$5.2

(1)	During the first quarter of fiscal 2008, we recorded $0.6 million in amortization of developed technology, tradenames, customer relationships, and non-compete agreements, $0.2 million in amortization of the step-up in the fair value of fixed assets related to the acquisition of Stratex, $3.8 million in restructuring charges, $1.0 million in merger-related integration charges, $0.8 million in charges for impairment of a lease agreement and $2.3 million in FAS 123R share-based compensation in our North America Microwave segment.

(2)	During the first quarter of fiscal 2008, we recorded $3.0 million in amortization of developed technology, tradenames, customer relationships, and non-compete agreements, $0.5 million in amortization of the step-up in the fair value of fixed assets related to the acquisition of Stratex, $0.2 million in restructuring charges, $1.8 million in merger related integration charges and $0.1 million in FAS 123R share-based compensation in our International Microwave segment.
Note N — Income Taxes
     The income tax benefit for the current fiscal quarter reflects our pre-tax loss and is based on our estimated annual effective tax. The income tax benefit on the pre-tax loss for the quarter ended September 28, 2007 was $0.2 million. The variation between income taxes and income tax expense at the statutory rate of 35 percent is primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates.
     The income tax provision on income from operations for the quarter ended September 29, 2006 was $0.4 million and is based upon an allocation of tax expense from Harris Corporation.
     During the first quarter of fiscal 2008, we updated our purchase accounting adjustment under Statement of Financial Accounting Standards No. 141 for the fair value of deferred tax liabilities acquired in the Stratex acquisition, which resulted in a reduction to long-term deferred tax liabilities and goodwill of $9.5 million.
     We adopted the provisions of FIN 48 on June 30, 2007. FIN 48 prescribes a comprehensive model for financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. As a result of adopting FIN 48, there was an insignificant decrease in our retained earnings and a corresponding increase in tax liabilities.
     At June 30, 2007, we had a liability for unrecognized tax benefits of $28.1 million for various federal, foreign, and state income tax matters. The adoption of FIN 48 resulted in a reclassification of deferred tax asset items which included a full valuation allowance, as well as goodwill for appropriate balance sheet presentation. If the unrecognized tax benefits associated with these positions are ultimately recognized, they would not have a material impact on our effective tax rate or our financial position.
     We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign, and state income tax expense. We accrued an insignificant amount at June 30, 2007 for the payment of any such interest. We recorded an insignificant amount for such interest in the quarter ended September 28, 2007. No penalties have been accrued.
     We expect that the amount of unrecognized tax benefit may change in the next twelve months; however, it is not expected to have a significant impact on our results of operations, financial position or cash flows.
     We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Nigeria, Singapore, New Zealand, Poland, South Africa, France and the UK. The earliest years still open and subject to ongoing audits as of the date of adoption of FIN 48 for these jurisdictions are as follows: (i) United States (Federal/State)—2003/2002; (ii) Nigeria—2003; (iii) Singapore—2000; (iv) New Zealand—2003; (v) Poland—2003; (vi) South Africa—2001; (vii) France—2005; and (viii) UK—2006.
Note O — Related Party Transactions with Harris
     Harris provided information services, human resources, financial shared services, facilities, legal support and supply chain management services to us. Prior to the Stratex acquisition, the charges for these services were billed to us primarily based on actual usage. During the quarter ended September 29, 2006, Harris charged us $1.6 million for theses services.
     On January 26, 2007, we entered into a Transition Services Agreement with Harris to provide for certain services during the periods subsequent to the Stratex acquisition. These services also are charged to us based primarily on actual usage and include database management, supply chain operating systems, eBusiness services, sales and service, financial systems, back office material resource planning support, HR systems, internal and information systems shared services support, network management and help desk support, and server administration and support. During the quarter ended September 28, 2007, Harris charged us $1.7 million for these services.
     We have sales to, and purchases from, other Harris entities from time to time. Prior to January 26, 2007, the entity initiating the transaction sold to the other Harris entity at cost or transfer price, depending on jurisdiction. The entity making the sale to the end customer recorded the profit on the transaction above cost or transfer price, depending on jurisdiction. Subsequent to January 26, 2007, these purchases and sales are recorded at market price. Our sales to other Harris entities were $1.2 million and $0.5 million for the quarters ended September 28, 2007 and September 29, 2006. We also recognized costs associated with related party purchases from Harris of $0.6 million and $2.6 million for the quarters ended September 28, 2007 and September 29, 2006.
     Harris was the primary source of our financing and equity activities through January 26, 2007, the date of the Stratex acquisition. During the quarter ended September 29, 2006, Harris’ net investment in us was increased by $2.7 million.
     Additionally, through the date of the Stratex acquisition, Harris loaned cash to us to fund our international entities and we distributed excess cash back to Harris. This arrangement ended on January 26, 2007. We recognized interest income and expense on these loans. The amount of interest income and expense for the quarter ended September 29, 2006 was not significant.
     The amounts billed from Harris are included within “Due to Harris Corporation” on the condensed consolidated balance sheets. Additionally, we have other receivables and payables in the normal course of business with Harris. These amounts are netted within “Due to Harris Corporation” on the condensed consolidated balance sheets. Total receivables from Harris were $2.0 million and $0.7 million at September 28, 2007 and June 29, 2007. Total payables to Harris were $22.2 million and $17.9 million at September 28, 2007 and June 29, 2007.
     Prior to January 26, 2007, MCD used certain assets in Canada owned by Harris that were not contributed to us as part of the Combination Agreement. We continue to use these assets in our business and on January 26, 2007, we entered into a 5-year lease agreement to accommodate this use. This agreement is a capital lease under generally accepted accounting principles. At September 28, 2007, our lease obligation to Harris was $3.9 million and the related asset amount is included in our property, plant and equipment. Quarterly lease payments are due to Harris based on the amount of 103 percent of Harris’ annual depreciation calculated in accordance with U.S. generally accepted accounting principles. We recognized an impairment charge of $1.3 million on a portion of these assets which is included in our restructuring charges during the first quarter of fiscal 2008. Additionally, our depreciation expense on this capital lease was $0.4 million in the first quarter of fiscal 2008.

Note P — Legal Proceedings
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
     From time to time, the Company may be involved in various legal claims and litigation that arise in the normal course of its operations. While the results of such claims and litigation cannot be predicted with certainty, the Company currently believes that it is not a party to any litigation the final outcome of which is likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, should the Company not prevail in any such litigation; it could have a materially adverse impact on the Company’s operating results, cash flows or financial position.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Harris Stratex Networks, Inc.
We have reviewed the condensed consolidated balance sheet of Harris Stratex Networks, Inc. and subsidiaries as of September 28, 2007, the related condensed consolidated statements of operations for the quarters ended September 28, 2007 and September 29, 2006, and the condensed consolidated statements of cash flows for the quarters ended September 28, 2007 and September 29, 2006. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harris Stratex Networks, Inc. and subsidiaries as of June 29, 2007, and the related consolidated statements of operations and cash flows for the year then ended, not presented herein, and in our report dated August 16, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 29, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Raleigh, North Carolina
November 2, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, without limitation, statements about the market for our technology, our strategy and competition. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. For example, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed below under the discussions of “Risk Factors” set forth in our annual report on Form 10-K filed with the Securities and Exchange Commission on August 27, 2007. All forward looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements.
  Acquisition of Stratex Networks, Inc. and Combination with MCD
     On January 26, 2007, Harris Stratex Networks, Inc. (the “Company,” “HSTX,” “Harris Stratex,” “we,” “us” and “our”) completed its merger (the “Stratex acquisition”) with Stratex Networks, Inc. (“Stratex”) pursuant to a Formation, Contribution and Merger Agreement among Harris, Stratex, and Stratex Merger Corp., as amended and restated on December 18, 2006 and amended by letter agreement on January 26, 2007. In the transaction, Stratex Merger Corp., a wholly-owned subsidiary of the Company, merged with and into Stratex with Stratex as the surviving corporation (renamed as “Harris Stratex Networks Operating Corporation”). Concurrently with the merger of Stratex and Stratex Merger Corp. (the “merger”), Harris contributed the Microwave Communications Division (“MCD”), along with $32.1 million in cash (comprised of $26.9 million contributed on January 26, 2007 and $5.2 million held by the Company’s foreign operating subsidiaries on January 26, 2007) to the Company and the Company assumed the liabilities (with certain exceptions) of MCD (the “contribution transaction”).
     Pursuant to the merger, each share of Stratex common stock was converted into one-fourth of a share of our Class A common stock, and a total of 24,782,153 shares of our Class A common stock were issued to the former holders of Stratex common stock. In the contribution transaction, Harris contributed the assets of MCD, along with $32.1 million in cash, and in exchange, we assumed certain liabilities of Harris related to MCD and issued 32,913,377 shares of our Class B common stock to Harris. As a result of these transactions, Harris owned approximately 57 percent and the former Stratex shareholders owned approximately 43 percent of our total outstanding stock immediately following the closing.
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

  Overview
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is sometimes referred to in this Quarterly Report on Form 10-Q as the MD&A, is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to our condensed consolidated financial statements and related notes presented under Item 1. Financial Statements of this report.
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
Business Considerations
  General
     MCD was a leading global provider of turnkey wireless transmission solutions and comprehensive network management software, with an extensive services suite. With innovative products and a broad portfolio, MCD was a market share leader in North America and a top-tier provider in international markets, most notably in the growing Middle East/Africa region. Stratex Networks was a leading provider of innovative wireless transmission solutions to mobile wireless carriers and data access providers around the world. As a result of the combination of the two historical businesses, Harris Stratex was formed and has become a leading independent wireless networks solutions provider, focused on delivering 1) microwave digital radio and other communications products, systems and professional services for private network operators and mobile telecommunications providers; and 2) turnkey end-to-end network management and service assurance solutions for broadband and converged networks. Our three segments serve markets for microwave products and services in North America Microwave, International Microwave and network management software solutions worldwide or Network Operations. All of our revenue, income and cash flow are derived from the sale of these products, systems, software and services. We generally sell directly to the end customer. However, to extend our global footprint and maximize our penetration in certain markets, we sometimes sell through agents, resellers and/or distributors, particularly in international markets.
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
•	Achieving profitable revenue growth in all segments;

•	Focusing on operating efficiencies and cost reductions; and

•	Maintaining an efficient capital structure.

Achieving Profitable Revenue Growth in All Segments
     We are a global provider of wireless transmission networks solutions. We will focus on capitalizing on our strength in the North American market by continuing to win opportunities with wireless telecommunications providers as well as federal, state and other private network operators. Growth opportunities will come from network and capacity expansion and the evolution to IP networking in both the public and private segments. Other growth drivers include the emerging triple-play services (voice, data and video) market in the public sector, the trend towards network hardening and interoperability for public safety and disaster response agencies and the FCC directive to relocate frequency bands in the 2 GHz range to open up spectrum for Advanced Wireless Services. Wireless transmission systems are particularly well-suited to meet the increasing demand for high-reliability, high-bandwidth networks that are more secure and better protected against natural and man-made disasters.
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
Maintaining an Efficient Capital Structure
     Our capital structure is intended to optimize our cost of capital. We believe a strong capital position, access to key financial markets, ability to raise funds at a low effective cost and overall low cost of borrowing provide a competitive advantage. We had $79.3 million in cash, cash equivalents, short-term investments and available for sale securities as of September 28, 2007.
     Key Indicators
     We believe our key drivers, when fully implemented, will improve key indicators such as: revenue, gross margin, net income, operating cash flows, total assets as a percentage of revenue and total equity as a percentage of revenue.
Quarter Ended September 28, 2007 Compared to Quarter Ended September 29, 2006
     Revenue and Net (Loss) Income

			Percentage
	Q1 FY 08	Q1 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$172.3	$93.6	84.1%
Net (loss) income	$(0.8)	$4.8	N/M
% of revenue	(0.5)%	5.1%	N/M

N/M = Not meaningful

     The results for the first quarter of fiscal 2008 include the operations acquired in the Stratex acquisition for the entire period while the results for the first quarter of fiscal 2007 include only the results of MCD prior to the merger. Historically, Stratex derived its revenues primarily from international markets.
     Our revenue for the first quarter of fiscal 2008 was $172.3 million, an increase of $78.7 million or 84.1 percent compared to the first quarter of fiscal 2007, which includes $68.4 million of revenue from the products and services acquired in the Stratex acquisition. The remainder of the revenue increase, or $10.3 million, resulted from revenue growth in the International Microwave and Network Operations segments. The increased international demand for our products internationally came from increases in Africa and Latin America. Operators in Africa continue to expand their coverage and capacity across East and West Africa, driving increased business activity. Additionally, we had increased shipments into Mexico, Brazil and Argentina in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The Network Operations segment experienced increased demand in the first quarter of fiscal 2008 for its service assurance solution with Next Generation Network customers.
     Our first quarter fiscal 2008 net loss was $0.8 million compared to net income of $4.8 million in the first quarter of fiscal 2007 which reflected only MCD’s historical operations. The first quarter fiscal 2008 net loss included the following purchase accounting adjustments and other expenses related to the acquisition and integration of Stratex: $2.8 million of charges related primarily to integration activities undertaken in connection with the merger; $0.7 million amortization of a portion of the fair value adjustments related to fixed assets; and $1.8 million of amortization related to developed technology; $1.8 million of amortization of trade names, customer relationships and non-competition agreements. These charges were classified in either cost of product sales and services or selling and administrative expenses depending on the nature of the charge in the first quarter of fiscal 2008. We also recognized a charge for the impairment of a lease of $0.8 million and recorded $2.4 million in FAS 123R share-based compensation ($0.4 million in the first quarter of fiscal 2007.)
     In order to improve operating efficiencies and create synergies through the consolidation of facilities, we implemented restructuring plans in fiscal 2007 to scale down our operations in Canada, France, the U.S. and Mexico. We began implementation of a plan in February 2007 to scale down operations in Montreal, Canada and, to a lesser extent, in the U.S. In the initial phase of this plan, notices were sent to approximately 200 employees in Montreal that their employment would be terminated between March 30, 2007 and December 31, 2007. We also began implementation of a plan in June 2007 to scale down operations in Paris, France and, to a lesser extent, Mexico City, Mexico. Notices were sent to 12 employees in Paris and 3 employees in Mexico City that their employment would be terminated by December 31, 2007.
     In the first quarter of fiscal 2008, we recorded an additional $4.0 million of restructuring charges in connection with implementation of these fiscal 2007 plans. The cost of these plans as they relate to the reductions in force during the first quarter of fiscal 2007 consisted primarily of retention, severance and other benefits totaling $2.3 million. Also, during the first quarter of fiscal 2008, we commenced the exit of our facilities in Montreal and Redwood Shores, California. We recognized as part of restructuring expense approximately $1.8 million in Montreal relating to the write-off of fixed assets and leasehold improvements ($1.3 million), the impairment of a lease ($0.3 million) and inventory ($0.2 million). We also recognized the impairment of our lease in Redwood Shores ($0.5 million). These charges to restructuring in the first quarter of fiscal 2008 were partially offset by $0.3 million for the reduction in severance estimated to be paid in France and a $0.3 million reduction in the amount estimated to close out our restructuring liability in connection with our fiscal year 2006 restructuring plan to transfer our Montreal manufacturing activities to our San Antonio, Texas facility.
     Our fiscal year 2007 restructuring plans are expected to be fully implemented by December 31, 2007.
     We also recorded $1.8 million amortization of acquired intangible assets during the first quarter of fiscal 2008 compared to none in the first quarter of fiscal 2007.
     These charges were partially offset by income generated from the operations acquired from Stratex and by the margin generated by the increased revenue from our International Microwave and Network Operations segments. In the first quarter of fiscal 2008 we recorded a net tax benefit of $0.2 million, compared to a tax provision of $0.4 million in the first quarter of fiscal 2007. The tax benefit recorded in the first quarter of fiscal 2008 resulted primarily from foreign tax credits expected to be earned by our international operations.

     Gross Margin

			Percentage
	Q1 FY 08	Q1 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$172.3	$93.6	84.1%
Cost of product sales and services	(123.2)	(62.8)	96.2%
Gross margin	$49.1	$30.8	59.4%
% of revenue	28.5%	32.9%	(4.4%)
     Our first quarter fiscal 2008 gross margin was $49.1 million, or 28.5 percent of revenue, compared to $30.8 million, or 32.9 percent of revenue, for the first quarter of fiscal 2007. Our first quarter fiscal 2008 gross margin was reduced by $1.8 million of amortization on developed technology and $0.2 million of amortization of the fair value of adjustments for fixed assets acquired from Stratex. Our first quarter fiscal 2008 gross margin also was reduced by $0.6 million in integration costs. In the first quarter of fiscal 2007, we did not incur costs for these items. Our first quarter fiscal 2008 gross margin was also impacted by an increase in gross margin attributed to the gross margin generated by the sale of former Stratex products and services and the margin generated by the increase in revenue from our International Microwave and Network Operations segments. Our gross margin percentage in the first quarter of fiscal 2008 was comparatively lower than gross margins in the first quarter of fiscal 2007 primarily because of the expenses described above and our International Microwave segment revenue included a significant amount of lower-margin, low-capacity Eclipse microwave radio sales in the most recent quarter. We acquired the Eclipse product line in the Stratex acquisition.
     Research and Development Expenses

			Percentage
	Q1 FY 08	Q1 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$172.3	$93.6	84.1%
Research and development expenses	$12.4	$7.5	65.3%
% of revenue	7.2%	8.0%	(0.8)%
     Research and development (“R&D”) expenses were $12.4 million in the first quarter of fiscal 2008, compared to $7.5 million in the first quarter of fiscal 2007. As a percent of revenue, these expenses decreased from 8.0 percent in the first quarter of fiscal 2007 to 7.2 percent in the first quarter of fiscal 2008 due to higher revenue. The majority of the increase in spending in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 is attributable to the R&D activities acquired from Stratex. Some of the increase was attributable to higher spending in the first quarter of fiscal 2008 related to our TRuepoint 6000 development efforts.
     Selling and Administrative Expenses

			Percentage
	Q1 FY 08	Q1 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$172.3	$93.6	84.1%
Selling and administrative expenses	$31.9	$16.4	94.5%
% of revenue	18.5%	17.5%	1.0%
     Our first quarter fiscal 2008 selling and administrative (“S&A”) expenses increased to $31.9 million from $16.4 million in the first quarter of fiscal 2007. As a percentage of revenue, these expenses increased from 17.5 percent of revenue in the first quarter of fiscal 2007 to 18.5 percent of revenue in the first quarter of fiscal 2008 due primarily to $2.2 million of charges related integration activities undertaken in connection with the merger. The majority of the increase in spending in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 is attributable to the SG&A expenses acquired from Stratex. The remainder of the increase was due to higher selling expenses associated with the increase in revenue. We anticipate that administrative expenses may increase during the remainder of fiscal 2008 in connection with Sarbanes-Oxley requirements.

     Income Taxes

			Percentage
	Q1 FY 08	Q1 FY 07	Increase/(Decrease)
	(In millions, except percentages)
(Loss) income before income taxes	$(1.0)	$5.2	N/M
Income tax benefit (provision)	$0.2	$(0.4)	N/M
% of (loss) income before income taxes	20.0%	7.7%	N/M
     The income tax benefit of $0.2 million for the first quarter of fiscal 2008 reflected our pre-tax loss based on our estimated annual effective tax rate. The variation between income taxes and income tax expense at the statutory rate of 35 percent was primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates.
     The income tax provision for the first quarter of fiscal 2007 was $0.4M and was based upon an allocation of tax expense from Harris.
     Related Party Transactions with Harris
     Harris provided information services, human resources, financial shared services, facilities, legal support and supply chain management services to us. Prior to the Stratex acquisition, the charges for these services were billed to us primarily based on actual usage. During the quarter ended September 29, 2006, Harris charged us $1.6 million for theses services.
     On January 26, 2007, we entered into a Transition Services Agreement with Harris to provide for certain services during the periods subsequent to the Stratex acquisition. These services also are charged to us based primarily on actual usage and include database management, supply chain operating systems, eBusiness services, sales and service, financial systems, back office material resource planning support, HR systems, internal and information systems shared services support, network management and help desk support, and server administration and support. During the quarter ended September 28, 2007, Harris charged us $1.7 million for these services.
     We have sales to, and purchases from, other Harris entities from time to time. Prior to January 26, 2007, the entity initiating the transaction sold to the other Harris entity at cost or transfer price, depending on jurisdiction. The entity making the sale to the end customer recorded the profit on the transaction above cost or transfer price, depending on jurisdiction. Subsequent to January 26, 2007, these purchases and sales are recorded at market price. Our sales to other Harris entities were $1.2 million and $0.5 million for the quarters ended September 28, 2007 and September 29, 2006. We also recognized costs associated with related party purchases from Harris of $0.6 million and $2.6 million for the quarters ended September 28, 2007 and September 29, 2006.
     Harris was the primary source of our financing and equity activities through January 26, 2007, the date of the Stratex acquisition. During the quarter ended September 29, 2006, Harris’ net investment in us was increased by $2.7 million.
     Additionally, through the date of the Stratex acquisition, Harris loaned cash to us to fund our international entities and we distributed excess cash back to Harris. This arrangement ended on January 26, 2007. We recognized interest income and expense on these loans. The amount of interest income and expense for the quarter ended September 29, 2006 was not significant.
     The amounts billed from Harris are included within “Due to Harris Corporation” on the condensed consolidated balance sheets. Additionally, we have other receivables and payables in the normal course of business with Harris. These amounts are netted within “Due to Harris Corporation” on the condensed consolidated balance sheets. Total receivables from Harris were $2.0 million and $0.7 million at September 28, 2007 and June 29, 2007. Total payables to Harris were $22.2 million and $17.9 million at September 28, 2007 and June 29, 2007.
     Prior to January 26, 2007, MCD used certain assets in Canada owned by Harris that were not contributed to us as part of the Combination Agreement. We continue to use these assets in our business and on January 26, 2007, we entered into a 5-year lease agreement to accommodate this use. This agreement is a capital lease under generally accepted accounting principles. At September 28, 2007, our lease obligation to Harris was $3.9 million and the related asset amount is included in our property, plant and equipment. Quarterly lease payments are due to Harris based on the amount of 103 percent of Harris’ annual depreciation calculated in accordance with U.S. generally accepted accounting principles. We recognized an impairment charge of $1.3 million on a portion of these assets which is included in our restructuring charges during the first quarter of fiscal 2008. Additionally, our depreciation expense on this capital lease was $0.4 million in the first quarter of fiscal 2008.

Discussion of Business Segments
     North America Microwave Segment

			Percentage
	Q1 FY 08	Q1 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$56.6	$49.9	13.4%
Segment operating (loss) income	$(1.7)	$3.0	N/M
% of revenue	(3.0)%	6.0%	N/M
     North America Microwave segment revenue increased by $6.7 million or 13.4 percent from the first quarter of fiscal 2007 to the first quarter of fiscal 2008. Revenue for the first quarter of fiscal 2008 included $6.9 million of revenue related to the acquisition of Stratex, which accounted for almost all of the revenue growth in the most recent quarter.
     Our first quarter fiscal 2008 operating income was reduced by the following amounts related to the acquisition of Stratex: $0.2 million amortization of the fair value adjustments for fixed assets, $0.6 million amortization of developed technology, trade names, customer relationships, and non-compete agreements, $3.8 million of restructuring charges, $0.8 million in charges for impairment of a lease agreement and $1.0 of integration and severance charges undertaken in connection with the merger including the reduction in force at our Montreal facility.
     We also recorded $2.3 million in FAS 123R share-based compensation expense during the first quarter of fiscal 2008 in our North America Microwave segment compared to $0.4 million in the first quarter of fiscal 2007.
     International Microwave Segment

			Percentage
	Q1 FY 08	Q1 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$109.2	$39.3	177.9%
Segment operating loss	$(0.1)	$3.6	N/M
% of revenue	(0.1)%	9.2%	N/M
     International microwave segment revenue increased by $69.9 million or 177.9 percent from the first quarter of fiscal 2007 to the first quarter of fiscal 2008. Revenue in the first quarter of fiscal 2008 included $61.5 million in revenues related to the sale of former Stratex products and services. Excluding the impact of the revenue from Stratex products and services, our International Microwave revenue increased by $8.4 million primarily due to increased sales to customers located in Africa and Latin America. Operators in Africa continue to expand their coverage and capacity across East and West Africa, driving increased business activity. Additionally, we had increased shipments into Mexico, Brazil and Argentina in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.
     This segment had an operating loss of $0.1 million for the first quarter of fiscal 2008 compared to operating income of $3.6 million for the first quarter of fiscal 2007. The operating loss for the first quarter of fiscal 2008 reflected the following charges related to the acquisition of Stratex: $0.5 million amortization of the fair value adjustments for fixed assets, $3.0 million amortization of developed technology, trade names, customer relationships, contract backlog and non-compete agreements, and $0.2 million of restructuring charges and $1.8 million of integration expenses associated with the merger. International operating income increased due to the acquisition of Stratex, however this increase was partially offset by a higher mix of lower-margin, low-capacity Eclipse microwave sales.
     We also recorded $0.1 million in FAS 123R share-based compensation expense during the first quarter of fiscal 2008 in our International Microwave segment and none in the first quarter of fiscal 2007.

     Network Operations Segment

			Percentage
	Q1 FY 08	Q1 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$6.5	$4.4	47.7%
Segment operating income	$0.8	$0.3	166.7%
% of revenue	12.3%	6.8%	—
     Network Operations segment revenue increased by 47.7 percent from the first quarter of fiscal 2007 to the first quarter of fiscal 2008. This segment had operating income of $0.8 million in the first quarter of fiscal 2008, which more than doubled compared to operating income of $0.3 million in the first quarter of fiscal 2007. Additionally, operating income as a percentage of sales increased to 12.3 percent in the first quarter of fiscal 2008 compared to 6.8 percent in the first quarter of fiscal 2007. The increase in revenue resulted primarily from an increase in software and license revenue in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.
     The Network Operations segment had increased demand in the first quarter of fiscal 2008 for its service assurance solution with Next Generation Network customers compared to the first quarter of fiscal 2007. The increase in first quarter fiscal 2008 operating income and as a percentage of revenue compared to first quarter fiscal 2007 was driven by product mix including an increase in higher margin software and license revenue and a decrease in selling and administrative expenses as a percentage of revenue.
Liquidity and Capital Resources
     Cash Flows

	Quarter Ended
	September 28, 2007	September 29, 2006
Net cash provided by (used in)operating activities	$2.1	$(1.0)
Net cash used in investing activities	(1.0)	(1.3)
Net cash (used in) provided by financing activities	(5.1)	2.6
Effect of foreign exchange rate changes on cash	(1.0)	0.3

Net (decrease) increase in cash and cash equivalents	$(5.0)	$0.6

Cash and Cash Equivalents
     We consider all highly liquid debt instruments purchased with a remaining maturity of three months or less at the time of purchase to be cash equivalents. Our cash and cash equivalents decreased by $5.0 million to $64.2 million at the end of the first quarter of fiscal 2008. We generated $2.1 million in cash flow from operations, $9.3 million in cash and cash equivalents from the sale of short-term investments and realized proceeds from the exercise of stock options of $0.9 million. These increases to cash and cash equivalents were more than offset by our purchase of short-term investments totaling $4.0 million, $2.1 million in purchases of property, plant and equipment, $4.2 million in additions to capitalized software, the repayment of $1.2 million in short-term debt and principal payments of $2.8 million on long-term debt.
     Our cash and cash equivalents increased by $0.6 million to $14.4 million at the end of the first quarter of fiscal 2007, primarily due to $2.7 million in cash and other transfers from Harris, partially offset by $1.3 million in purchases of property, plant and equipment including capitalized software and $1.0 million cash and cash equivalents used in operations.
     We currently believe that existing cash, cash equivalents, short-term investments and available for sale securities, funds generated from operations and access to our credit facility will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for the next 12 months and the foreseeable future. We estimate that approximately $10 million to $12 million of our cash will be used in integration and restructuring activities during the next 12 months. Our total additions of capitalized software and property, plant and equipment for fiscal 2008 are expected to be in the range of $15 million to $16 million.
     We do not anticipate other significant non-operational cash payments during the remainder of fiscal 2008.

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
Net Cash Provided by (Used in) Operating Activities
     Our net cash and cash equivalents provided by operating activities was $2.1 million in the first quarter of fiscal 2008 compared to $1.0 million used in operating activities in the first quarter of fiscal 2007. Operating cash flow in the first quarter of fiscal 2008 was positively affected by increases in accounts payable and accrued expenses, amounts due to Harris and other cash flow from operations. These increases to operating cash flow were partially offset by increases in receivables and unbilled costs. The increase in unbilled receivables was due to the build-up of several large projects scheduled to ship during the remainder of fiscal 2008.
Net Cash Used in Investing Activities
     Our net cash used in investing activities was $1.0 million in the first quarter of fiscal 2008 compared to $1.3 million used in investing activities in the first quarter of fiscal 2007. Net cash used in investing activities in the first quarter of fiscal 2008 was $4.0 million in purchases of short-term investments, $4.2 million of additions of capitalized software primarily for the purchase and implementation of new enterprise-wide information systems and $2.1 million of additions of property, plant and equipment. These uses of cash in investing activities during the first quarter of fiscal 2008 were partially offset by the receipt of $9.3 million in proceeds from the sale and maturity of short-term investments and available for sale securities. Net cash used in investing activities in the first quarter of fiscal 2007 was due to $0.2 million of additions of plant and equipment and $1.1 million of additions of capitalized software.
Net Cash (Used in) Provided by Financing Activities
     Our net cash used in financing activities in the first quarter of fiscal 2008 was $5.1 million compared to $2.6 million provided by financing activities in the first quarter of fiscal 2007. The net cash used in financing activities in the first quarter of fiscal 2008 was for the repayment of $1.2 million in short-term debt, payment of $2.0 million on our capital lease obligation to Harris and $2.8 million in principal payments on long-term debt. We received $0.9 million in proceeds from the exercise of former Stratex options. In the first quarter of fiscal 2007, our cash provided by financing activities was primarily from net cash and other transfers from Harris totaling $2.7 million.
     Sources of Liquidity
     At September 28, 2007, our principal sources of liquidity consisted of $79.3 million in cash, cash equivalents, short-term investments and available for sale securities and $26.6 million of available credit under our $50 million credit facility.
     Available Credit Facility and Repayment of Debt
     We have $26.6 million of credit available against our $50 million revolving credit facility with a commercial bank as mentioned above. The total amount of revolving credit available is $50 million less the outstanding balance of the term loan portion and any usage under the revolving credit portion. The balance of the term loan portion of our credit facility was $16.7 million as of September 28, 2007 and there were $6.7 million outstanding in standby letters of credit as of that date, which are defined as usage under the revolving credit portion of the facility. There were no borrowings under the short-term debt portion of the facility as of September 28, 2007. As the term loans are repaid, additional credit will be available under the revolving credit portion of the facility.
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

     Our debt consisted of the following at September 28, 2007 and June 29, 2007:

	September 28, 2007	June 29, 2007
	(In millions)
Credit Facility with Bank:
Term Loan A	$4.2	$5.7
Term Loan B	12.5	13.8
Other short-term notes	—	1.2

Total	16.7	20.7
Less current portion and short-term notes	(9.2)	(11.9)

Long-term debt	$7.5	$8.8

     Term Loan A of the Credit Facility requires monthly principal payments of $0.5 million plus interest at a fixed rate of 6.38 percent through May 2008. Term Loan B requires monthly principal payments of $0.4 million plus interest at a fixed rate of 7.25 percent through March 2010.
     At September 28, 2007, our future debt principal payment obligations were as follows:

Years Ending
in June
(In millions)
2008	$7.9
2009	5.0
2010	3.8

Total	$16.7

     Based on covenants included as part of the credit facility we have to maintain, as measured at the last day of each fiscal quarter, tangible net worth of at least $54 million plus (1) 25 percent of net income, as determined in accordance with U.S. GAAP (exclusive of losses) and (2) 50 percent of any increase to net worth due to subordinated debt or net equity proceeds from either public or private offerings (exclusive of issuances of stock under our employee benefit plans) for such quarter and all preceding quarters since December 31, 2005. We also have to maintain, as measured at the last day of each fiscal month, a ratio of not less than 1.25 determined as follows: (a) the sum of total unrestricted cash and cash equivalents plus short-term and long-term marketable securities plus 25 percent of all accounts receivable due to us minus certain outstanding bank services and reserve for foreign currency contract transactions divided by (b) the aggregate amount of outstanding borrowings and other obligations to the bank. As of September 28, 2007, we were in compliance with these financial covenants.
     Restructuring and Severance Payments
     We had total liability for restructuring activities of $16.8 million as of September 28, 2007, of which $10.7 million was classified as a current liability and expected to be paid out in cash over the next 12 months. We anticipate recording an additional $1.1 million during fiscal 2008 associated with the Montreal reduction in force.
     Contractual Obligations
     At September 28, 2007, we had contractual cash obligations for repayment of debt and related interest, purchase obligations to acquire goods and services, payments for operating lease commitments, obligations to Harris, payments on our restructuring and severance liabilities, redemption of our preference shares and payment of the related required dividend payments and other current liabilities on our balance sheet in the normal course of business. The amounts disclosed in our Fiscal 2007 Form 10-K included our contractual obligations as of June 29, 2007. During the quarter ended September 28, 2007, no material changes occurred in our contractual obligations, except that our purchase obligations to acquire goods and services increased from June 29, 2007 by $9.7 million to $33.3 million. The increase was due to additional purchase obligations with our contract manufacturers.
     Commercial Commitments
     We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit and other arrangements with financial institutions and insurers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. The amounts disclosed in our Fiscal 2007 Form 10-K include our commercial commitments. During the quarter ended

September 28, 2007, no material changes occurred in our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2007 Form 10-K
Use of Estimates and Critical Accounting Policies
     Use of Estimates
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
     On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, provision for inventory obsolescence, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, product warranty obligations, and contingencies and litigation, among others. We base our estimates on historical experience, our assessment of current factors impacting the estimates and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as “critical accounting estimates.”
     Critical Accounting Policies
     Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note B - “Significant Accounting Policies” in our Notes to Consolidated Financial Statements included in our Fiscal 2007 Form 10-K. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition, (ii) provisions for excess and obsolete inventory losses, (iii) goodwill and intangible assets, and (iv) income taxes and tax valuation allowances. For additional discussion of our critical accounting policies and estimates, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2007 Form 10-K.
Impact of Recently Issued Accounting Pronouncements
     As described in “Note B - Recent Accounting Pronouncements” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q, there are accounting pronouncements that have recently been issued but have not yet been implemented by us. Note B in this Form 10-Q describes the potential impact that these pronouncements are expected to have on our financial position, results of operations and cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.
     Exchange Rate Risk
     We use foreign exchange contracts to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers; accounts receivable from, and future committed sales to, customers; and inter-company loans. We believe the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets. At September 28, 2007, we had open foreign exchange contracts with a notional amount of $61.5 million ($52.5 million at June 29, 2007), of which $19.1 million ($15.1 million at June 29, 2007) were designated as Statement 133 hedges and $42.4 million ($37.4 million at June 29, 2007) were not designated as Statement 133 hedges. At September 28, 2007, contract expiration dates range from less than one month to three months with a weighted average contract life of approximately one month. More specifically, the foreign exchange contracts designated as Statement 133 hedges have been used primarily to hedge currency exposures from customer orders denominated in non-functional currencies currently in backlog.
     As of September 28, 2007, we estimated that a pre-tax gain of $0.3 million would be reclassified into earnings from comprehensive income within the next three months related to these cash flow hedges.
     We immediately recognize in earnings any portion of a derivative’s change in fair value which is assessed as ineffective in accordance with the provisions of Statement 133. Amounts included in our Statements of Operations in the first quarter of fiscal 2008 and the first quarter of fiscal 2007 representing hedge ineffectiveness were not significant.
     We recognized less than $0.1 million, in our Statements of Operations in the first quarter of fiscal 2008 and the first quarter of fiscal 2007 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge ineffectiveness. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement 133.
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
     Exposure on Short-term Investments: We do not use derivative financial instruments in our short-term investment portfolio. We invest in high-credit quality issues and, by policy, limit the amount of credit exposure to any one issuer and country. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The portfolio is also diversified by maturity to ensure that funds are readily available as needed to meet our liquidity needs. This policy reduces the potential need to sell securities in order to meet liquidity needs and therefore the potential effect of changing market rates on the value of securities sold.
     We had $79.3 million in cash, cash equivalents and short-term investments at September 28, 2007. Short-term investments totaled $15.1 million at September 28, 2007. At September 28, 2007, short-term investments had contractual maturities ranging from 1 month to 11 months.
     The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our short-term investments are at fixed interest rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our short-term investments prior to maturity have been not been significant. The average number of days to maturity for short-term investments held at September 28, 2007 was 123 days and had an average yield of 5.3 percent per annum. The average number of days to maturity for our cash equivalents at September 28, 2007 was 9 days and had an average yield of 5.3 percent per annum. The potential loss in fair value resulting from a hypothetical 10 percent decrease in quoted market price was approximately $1.5 million at September 28, 2007 and $2.4 million at June 29, 2007.
     As of September 28, 2007, unrealized gains on short-term investments were less than $0.1 million. The investments have been recorded at fair value on our balance sheet.
     Exposure on Borrowings: Any borrowings under the revolving portion of our credit facility will be at an interest rate of the bank’s prime rate or LIBOR plus 2 percent. As of September 28, 2007 we had $26.6 million of available credit. All of our borrowings at September 28, 2007 bear interest at fixed rates. A hypothetical 10 percent change in interest rates would not have a material impact on our financial position, results of operations or cash flows.
Item 4. Controls and Procedures.
     Evaluation of disclosure controls and procedures: Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended)

(the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 28, 2007, our disclosure controls and procedures were effective.
     We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by our fiscal year ending June 27, 2008. The notification of such compliance is due no later than the time we file our annual report for the fiscal year ending June 27, 2008. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in management’s ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of June 27, 2008.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements — “Note P.”
Item 1A. Risk Factors.
     Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows and financial condition set forth under Item 1A. “Risk Factors” in our Fiscal 2007 Form 10-K. We do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2007 Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
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

HARRIS STRATEX NETWORKS, INC. (Registrant)

Date: November 6, 2007	By: /s/ Sarah A. Dudash
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