Form 10-Q
period 2007-12-28
Harris Stratex Networks, Inc.
filed 2008-02-05
CIK 1377789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2007
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
Indicate by checkmark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large Accelerated Filer ☐        Accelerated Filer ☐         Non-Accelerated Filer ☑         Smaller reporting company  ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐ No ☑

Class of Stock	Shares Outstanding as of January 31, 2007
Class A Common Stock, par value $0.01 per share	25,505,703
Class B Common Stock, par value $0.01 per share	32,913,377
Total shares of common stock outstanding	58,419,080

HARRIS STRATEX NETWORKS, INC.
FORM 10-Q
For the Quarter Ended December 28, 2007
This Quarterly Report on Form 10-Q contains trademarks of Harris Stratex Networks, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended		Two Quarters Ended
	December 28,	December 29,	December 28,	December 29,
	2007	2006	2007	2006
	(In millions, except per common share amounts)
Revenue from product sales and services:
Revenue from external product sales	$148.9	$82.5	$297.5	$164.4
Revenue from product sales with Harris Corporation	3.7	0.9	4.9	1.4

Total revenue from product sales	152.6	83.4	302.4	165.8
Revenue from services	28.5	17.8	51.0	29.0

Total revenue from product sales and services	181.1	101.2	353.4	194.8
Cost of product sales and services:
Cost of external product sales	(98.0)	(50.5)	(204.9)	(102.5)
Cost of product sales with Harris Corporation	(3.3)	(2.1)	(3.6)	(2.4)

Total cost of product sales	(101.3)	(52.6)	(208.5)	(104.9)
Cost of services	(24.8)	(13.7)	(38.4)	(21.6)
Cost of sales billed from Harris Corporation	(4.0)	(0.1)	(4.6)	(2.7)
Amortization of purchased technology	(1.7)	—	(3.5)	—

Total cost of product sales and services	(131.8)	(66.4)	(255.0)	(129.2)

Gross margin	49.3	34.8	98.4	65.6
Research and development expenses	(10.9)	(8.3)	(23.3)	(15.7)
Selling and administrative expenses	(31.2)	(16.3)	(61.4)	(31.1)
Selling and administrative expenses with Harris Corporation	(1.7)	(1.5)	(3.4)	(3.2)

Total research, development, selling and administrative expenses	(43.8)	(26.1)	(88.1)	(50.0)
Amortization of identifiable intangible assets	(1.9)	—	(3.7)	—

Restructuring charges	(4.4)	(0.7)	(8.4)	(0.7)
Corporate allocations expense from Harris Corporation	—	(1.8)	—	(3.4)

Operating (loss) income	(0.8)	6.2	(1.8)	11.5
Interest income	0.4	0.2	1.1	0.3
Interest expense	(0.8)	(0.3)	(1.5)	(0.5)

(Loss) income before provision for income taxes	(1.2)	6.1	(2.2)	11.3
Benefit (provision) for income taxes	0.2	(0.3)	0.4	(0.7)

Net (loss) income	$(1.0)	$5.8	$(1.8)	$10.6

Net loss per common share:
Basic and diluted	$(0.02)	N/A	$(0.03)	N/A

Basic and diluted weighted average shares outstanding	58.4	N/A	58.4	N/A

N/A	- Prior to January 26, 2007, the Company was a division of Harris Corporation and there were no shares outstanding for purposes of income or loss per share calculations.
See accompanying Notes to Condensed Consolidated Financial Statements.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 28,	June 29,
	2007	2007
	(In millions, except share amounts)
Assets
Current Assets
Cash and cash equivalents	$73.0	$69.2
Short-term investments and available for sale securities	10.0	20.4
Receivables	207.6	185.3
Unbilled costs	38.4	36.9
Inventories	130.0	135.7
Deferred income taxes	7.1	4.1
Other current assets	22.0	21.7

Total current assets	488.1	473.3
Long-Term Assets
Property, plant and equipment	78.2	80.0
Goodwill	314.6	323.6
Identifiable intangible assets	137.2	144.5
Capitalized software	9.5	9.7
Non-current portion of notes receivable	4.1	5.3
Non-current deferred income taxes	0.1	0.5
Other assets	3.8	1.2

Total long-term assets	547.5	564.8

Total assets	$1,035.6	$1,038.1

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$—	$1.2
Current portion of long-term debt	7.6	10.7
Accounts payable	96.5	84.7
Compensation and benefits	7.4	11.5
Other accrued items	43.8	44.7
Advance payments and unearned income	27.9	22.3
Income taxes payable	4.0	6.8
Restructuring liabilities	9.8	10.8
Current portion of long-term capital lease obligation to Harris Corporation	2.5	3.1
Due to Harris Corporation	16.2	17.2

Total Current Liabilities	215.7	213.0
Long-Term Liabilities
Long-term debt	6.3	8.8
Long-term portion of capital lease obligation to Harris Corporation	1.8	2.8
Restructuring and other long-term liabilities	8.3	11.8
Redeemable preference shares	8.3	8.3
Warrants	3.1	3.9
Deferred income taxes	23.6	31.5

Total Liabilities	267.1	280.1
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, Class A, $0.01 par value; 300,000,000 shares authorized; issued and outstanding 25,476,101 shares at December 28, 2007 and 25,400,856 shares at June 29, 2007	0.3	0.3
Common stock, Class B $0.01 par value; 100,000,000 shares authorized; issued and outstanding 32,913,377 shares at December 28, 2007 and June 29, 2007	0.3	0.3
Additional paid-in-capital	784.8	778.3
Accumulated deficit	(22.7)	(20.9)
Accumulated other comprehensive income	5.8	—

Total Shareholders’ Equity	768.5	758.0

Total Liabilities And Shareholders’ Equity	$1,035.6	$1,038.1

See accompanying Notes to Condensed Consolidated Financial Statements.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Two Quarters Ended
	December 28,	December 29,
	2007	2006
	(In millions)
Operating Activities
Net (loss) income	$(1.8)	$10.6
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of identifiable intangible assets acquired in the Stratex acquisition	7.2	—
Depreciation and amortization of property, plant and equipment and capitalized software	9.4	6.2
Non-cash stock-based compensation expense	3.6	—
Non-cash charges for restructuring and inventory write-downs	7.8	—
Decrease in fair value of warrants	(0.8)	—
Deferred income tax (benefit) expense	(3.5)	—
Changes in operating assets and liabilities:
Receivables	(20.9)	15.4
Unbilled costs and inventories	0.6	(23.7)
Accounts payable and accrued expenses	7.1	(4.5)
Advance payments and unearned income	5.5	6.4
Due to Harris Corporation	0.5	(12.3)
Other	(2.6)	(3.8)

Net cash provided by (used in) operating activities	12.1	(5.7)

Investing Activities
Purchases of short-term investments and available for sale securities	(4.4)	—
Sales of short-term investments and available for sale securities	14.8	—
Additions of property, plant and equipment	(3.6)	(1.9)
Additions of capitalized software	(6.5)	(3.1)

Net cash provided by (used in) investing activities	0.3	(5.0)

Financing Activities
Decrease in short-term debt	(1.2)	(0.1)
Payments on long-term debt	(5.6)	—
Payments on long-term capital lease obligation to Harris Corporation	(2.0)	—
Proceeds from exercise of former Stratex stock options	0.9	—
Net cash and other transfers from Harris Corporation prior to the Stratex acquisition	—	8.5

Net cash (used in) provided by financing activities	(7.9)	8.4

Effect of exchange rate changes on cash and cash equivalents	(0.7)	0.7

Net (decrease) increase in cash and cash equivalents	3.8	(1.6)
Cash and cash equivalents, beginning of year	69.2	13.8

Cash and cash equivalents, end of period	$73.0	$12.2

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2007
(Unaudited)
Note A — Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Harris Stratex Networks, Inc. and its wholly-owned and majority-owned subsidiaries (“we,” “us” and “our”) and have been prepared by us, without an audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and changes in cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of our management, such financial statements reflect all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods.
     The results for the quarter ended December 28, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 29, 2007 has been derived from our audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2007 (“Fiscal 2007 Form 10-K”).
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates.
     Prior to January 26, 2007, we were a division of Harris Corporation (“Harris”). For periods prior to January 26, 2007, our consolidated financial statements include the accounts of the MCD and Harris subsidiaries classified as part of MCD, our financial reporting predecessor entity. These financial statements have been determined to be our historical financial statements. As used in these notes, the term “MCD” refers to the consolidated operations of the Microwave Communications Division of Harris.
     For periods prior to January 26, 2007, our historical financial statements are presented on a carve-out basis and reflect the assets, liabilities, revenue and expenses that were directly attributable to MCD as it was operated within Harris. Our condensed consolidated statements of operations include all of the related costs of doing business, including an allocation of certain general corporate expenses of Harris, which were in support of MCD, including costs for finance, legal, treasury, purchasing, quality, environmental, safety, human resources, tax, audit and public relations departments and other corporate and infrastructure costs. We were allocated $1.8 million and $3.4 million for these general corporate expenses from Harris during the quarter and two quarters ended December 29, 2006. These costs represented approximately 10.2 percent and 10.0 percent of the total cost of these allocated services in the quarter and two quarters ended December 29, 2006. These cost allocations were based primarily on a ratio of our revenue to total Harris revenue, multiplied by the total headquarters expense of Harris. The allocation of Harris overhead expenses to us concluded on January 26, 2007. We believe these allocations were made on a reasonable basis. Harris currently owns approximately 56 percent of our common stock.
     On January 26, 2007, we acquired Stratex Networks, Inc. (“Stratex”). The results of operations and cash flows of Stratex were not included in any of our consolidated financial statements before January 26, 2007.

Note B — Recent Accounting Pronouncements
     Accounting for Uncertain Tax Positions
     On June 30, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a “more-likely-than-not” threshold for the recognition and derecognition of tax positions, provides guidance on the accounting for interest and penalties relating to tax positions and requires that the cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance in retained earnings (deficit) or other appropriate components of equity or net assets. Refer to Note N – Income Taxes, for additional information relating to our accounting for FIN 48 and income taxes.
     Accounting for Business Combinations
     On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“Statement 141R”). Statement 141R requires that, upon a business combination, the acquired assets, assumed liabilities, contractual contingencies and contingent liabilities, be recognized and measured at their fair value at the acquisition date. Statement 141R also requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred. In addition, Statement 141R requires that acquired in-process research and development be measured at fair value and capitalized as an indefinite-lived intangible asset, and it is therefore not subject to amortization until the project is completed or abandoned. Moreover, Statement 141R requires changes in deferred tax asset valuation allowances and acquired income tax uncertainties that are recognized after the measurement period be recognized in income tax expense. Statement 141R is to be applied prospectively and is effective for fiscal years beginning on or after December 15, 2008, which for us will be our fiscal 2010.
     Accounting for Noncontrolling Interests in Consolidated Financial Statements
     On December 4, 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“Statement 160”). Statement 160 requires that noncontrolling interests (previously referred to as minority interests) be clearly identified and presented as a component of equity, separate from the parent’s equity. Statement 160 also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for as equity transactions; and that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in that subsidiary and the gain or loss on the deconsolidation of that subsidiary be measured at fair value. Statement 160 is to be applied prospectively, except for the presentation and disclosure requirements (which are to be applied retrospectively for all periods presented) and is effective for fiscal years beginning after December 15, 2008, which for us will be our fiscal 2010. We are currently evaluating the impact Statement 160 may have on our financial position, results of operations and cash flows.
Note C — Short-Term Investments and Available for Sale Securities
     Short-term investments and available for sale securities as of December 28, 2007 consisted of the following:

	December 28, 2007
		Gross	Gross
		Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In millions)
Corporate notes	$8.8	$—	$—	$8.8

Government notes	1.2	—	—	1.2

Total short-term investments and available for sale securities	$10.0	$—	$—	$10.0

     Our short-term investments and available for sale securities have maturity dates of less than one year, with a weighted average maturity of 58 days.

Note D — Accumulated Other Comprehensive Income (Loss) and Comprehensive Income
     The changes in components of our accumulated other comprehensive income (loss) during the two quarters ended December 28, 2007 and December 29, 2006 were as follows:

			Short-Term
			Investments	Total
			and	Accumulated
	Foreign		Available	Other
	Currency	Hedging	for Sale	Comprehensive
	Translation	Derivatives	Securities	Income (Loss)
	(In millions)
Balance at June 29, 2007	$—	$—	$—	$—
Foreign currency translation	5.8	—	—	5.8

Balance at December 28, 2007	$5.8	$—	$—	$5.8

Balance at June 30, 2006	$(1.5)	$0.1	$—	$(1.4)
Foreign currency translation	(3.4)	—	—	(3.4)

Balance at December 29, 2006	$(4.9)	$0.1	$—	$(4.8)

     Total comprehensive income (loss) for the quarters ended December 28, 2007 and December 29, 2006 was comprised of the following:

	Quarter Ended		Two Quarters Ended
	December 28,	December 29,	December 28,	December 29,
	2007	2006	2007	2006
	(In millions)
Net (loss) income	$(1.0)	$5.8	$(1.8)	$10.6
Other comprehensive (loss) income:
Foreign currency translation	3.1	(3.7)	5.8	(3.4)
Net unrealized gain (loss) on hedging activities	(0.3)	—	—	—

Total comprehensive income	$1.8	$2.1	$4.0	$7.2

Note E — Receivables
     Our receivables are summarized below:

	December 28,	June 29,
	2007	2007
	(In millions)
Accounts receivable	$212.5	$190.5
Notes receivable due within one year — net	3.6	3.3

	216.1	193.8
Less allowances for collection losses	(8.5)	(8.5)

	$207.6	$185.3

Note F — Inventories
     Our inventories are summarized below:

	December 28,	June 29,
	2007	2007
	(In millions)
Finished products	$54.7	$52.9
Work in process	37.3	28.6
Raw materials and supplies	59.6	68.4

	151.6	149.9
Inventory reserves	(21.6)	(14.2)

	$130.0	$135.7

     During the quarter ended December 28, 2007, we recorded a total of $3.7 million for inventory markdowns which are classified in “Cost of product sales” on the Statement of Operations during the quarter ended December 28, 2007 in accordance with the guidance in Emerging Issues Task Force (“EITF”) Abstracts Issues No. 96-9 “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring.” These markdowns were part of our 2007 restructuring plan (see Note K).
     Our 2007 restructuring plan included product strategies resulting in the product discontinuance of the Company’s MegaStar product line during the second quarter of fiscal 2008. For international markets, the TruePoint 6500 product replaced MegaStar. MegaStar was produced at the Company’s facility in San Antonio, Texas. Accordingly, during the quarter ended December 28, 2007, the Company recorded a $1.5 million charge for MegaStar inventory markdowns.
     During the second quarter of fiscal 2008, these restructuring activities also resulted in scaled down operations and reduced activity in Canada, Brazil and China. As a result, we recorded inventory markdowns of $0.4 million, $1.0 million and $0.8 million in Canada, Brazil and China, respectively, during the quarter ended December 28, 2007.
Note G — Property, Plant and Equipment
     Our property, plant and equipment are summarized below:

	December 28,	June 29,
	2007	2007
	(In millions)
Land	$1.3	$1.3
Buildings	28.5	30.8
Software developed for internal use	8.2	3.0
Machinery and equipment	122.3	123.3

	160.3	158.4
Less allowances for depreciation and amortization	(82.1)	(78.4)

	$78.2	$80.0

     Depreciation and amortization expense related to plant and equipment, including software amortization, was $3.4 million and $1.5 million during the quarters ended December 28, 2007 and December 29, 2006, and $ 8.0 million and $3.0 million in the two quarters ended December 28, 2007 and December 29, 2006.

Note H — Credit Facility and Debt
     Our debt consisted of the following at December 28, 2007 and June 29, 2007:

	December 28,	June 29,
	2007	2007
	(In millions)
Credit Facility with Bank:
Term Loan A	$2.6	$5.7
Term Loan B	11.3	13.8
Other short-term notes	—	1.2

Total	13.9	20.7
Less other short-term notes	—	(1.2)
Less current portion	(7.6)	(10.7)

Long-term debt	$6.3	$8.8

     As part of the Stratex acquisition, we assumed the existing credit facility of Stratex with a commercial bank (the “Credit Facility”). The Credit Facility allows for revolving credit borrowings of up to $50 million with available credit defined as $50 million less the outstanding balance of our term loans ($13.9 million as of December 28, 2007) and any usage under the revolving credit portion which includes our outstanding standby letters of credit ($8.2 million as of December 28, 2007). The Credit Facility is unsecured. The fair value of our debt approximates book values as of December 28, 2007.
     Term Loan A of the Credit Facility requires monthly principal payments of $0.5 million plus interest at a fixed rate of 6.38 percent through May 2008. Term Loan B requires monthly principal payments of $0.4 million plus interest at a fixed rate of 7.25 percent through March 2010.
     The credit facility agreement contains a minimum tangible net worth covenant and a liquidity ratio covenant. As of December 28, 2007 we were in compliance with these financial covenants.
     As of December 28, 2007, our future principal payment obligations on long-term debt under the Credit Facility were as follows:

Years Ending
in June
(In millions)
2008	$5.1
2009	5.0
2010	3.8

Total	$13.9

     We have other uncommitted short-term lines of credit aggregating $0.4 million from various international banks available on December 28, 2007. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us and are reviewed annually for renewal or modification.

Note I — Accrued Warranties
     We have accrued for the estimated cost to repair or replace products under warranty at the time of sale. Changes in warranty liability, which is included as a component of “Other accrued items” on the condensed consolidated balance sheets, during the two quarters ended December 28, 2007 and December 29, 2006 were as follows:

	Two Quarters Ended
	December 28,	December 29,
	2007	2006
	(In millions)
Balance as of the beginning of the year	$5.6	$3.9
Warranty provision for revenue recorded during the period	3.7	0.7
Settlements made during the period	(3.9)	(1.2)
Other adjustments to liability, including foreign currency translation during the period	0.1	0.1

Balance as of the end of the period	$5.5	$3.5

Note J — Warrants
     As part of the Stratex acquisition, we assumed warrants to purchase shares of our Class A common stock. As of December 28, 2007, warrants to purchase 520,445 shares of our Class A common stock were outstanding. These warrants have an exercise price of $11.80 per common share and will expire on September 24, 2009. The per share fair value of each warrant was $6.03 and $7.43 on December 28, 2007 and June 29, 2007, determined based on the Black-Scholes-Merton model with the assumptions listed in the table below.

	December 28,	June 29,
	2007	2007
Dividend yield	0%	0%
Expected volatility	45.3%	43.1%
Risk-free interest rate	3.29%	4.91%
Expected holding period	0.92 year	1.25 years
     As a result of recording these outstanding warrants at fair value at December 28, 2007, we recorded the change in fair value during the quarter and two quarters ended December 28, 2007 of $0.3 million and $0.8 million as decreases to selling and administrative expenses on our condensed consolidated statements of operations. During the two quarters ended December 28, 2007, there were no warrants exercised.
Note K — Restructuring Activities
     During the two quarters ended December 28, 2007, Harris Stratex Networks, Inc. (the “Company”) continued its restructuring activities implemented within the merger restructuring plans approved in connection with the January 26, 2007 merger between the Microwave Communications Division of Harris Corporation and Stratex Networks, Inc. These restructuring plans included the consolidation of facilities and operations of the predecessor entities in Canada, France, the U.S., China, Brazil and, to a lesser extent, Mexico, New Zealand and the United Kingdom.
     In the second quarter of fiscal 2008, we recorded an additional $4.4 million of restructuring charges in connection with implementation of these fiscal 2007 plans. The cost of these plans as they related to reductions in force during the second quarter of fiscal 2008 consisted of retention, severance and other benefits totaling $0.9 million. We also recorded $1.1 million in restructuring charges relating to the impairment of a lease and $0.1 million relating to the write-off of fixed assets. These restructuring activities also resulted in scaled down operations and reduced activity in Brazil. This reduced activity in Brazil negatively affected the fair value of a recoverable value-added type tax (“ICMS”) included in “Other current assets” on the Company’s balance sheet. We recorded an impairment of $2.3 million in restructuring charges during the quarter ended December 28, 2007 relating to the reduction in fair value of ICMS tax recoverable in Brazil.
     In the first two quarters of fiscal 2008, we recorded an additional $8.4 million of restructuring charges in connection with implementation of these fiscal 2007 plans. The cost of these plans as they relate to the reductions in force during the first two quarters of fiscal 2007 consisted primarily of retention, severance and other benefits totaling $3.4 million. We also recorded $1.4 million in restructuring charges related to the impairment of a lease and $1.9 million relating to the write-off of fixed assets and leasehold improvements. These restructuring activities also resulted in scaled down operations and reduced activity in Brazil. This reduced activity in Brazil negatively affected the fair value of a recoverable value-added type tax (“ICMS”) included in “Other current assets” on the Company’s balance sheet. We recorded an impairment of $2.3 million in restructuring charges during the quarter ended December 28, 2007 relating to the reduction in fair value of ICMS tax recoverable in Brazil. These charges to restructuring in the first two quarters of fiscal 2008 were partially offset by $0.3 million for the reduction in severance estimated to be paid in France and a $0.3 million reduction in the amount estimated to close out our restructuring liability in connection with our fiscal year 2006 restructuring plan to transfer our Montreal manufacturing activities to our San Antonio, Texas facility.
     In the third quarter of fiscal 2007, in connection with the Stratex acquisition on January 26, 2007, we recognized $12.0 million of restructuring liabilities representing the fair value of Stratex restructuring liabilities incurred prior to, and not related to, the acquisition as summarized in the table below. Those charges related to building lease obligations at four of Stratex’s U.S. facilities.
     In the two quarters ended December 28, 2007, we made payments of $1.4 million on these leases, which reduced the liability by $1.0 million, net of $0.4 million in interest expense. Also during the two quarters ended December 28, 2007, new information became available with regard to our utilization of the space under these building lease obligations and we reduced our restructuring liability by $1.1 million with an offsetting decrease to goodwill under purchase accounting.
     The information in the following table summarizes our restructuring activity during the quarter ended December 28, 2007 and the remaining restructuring liability as of December 28, 2007.

	Severance	Facilities
	and	and
	Benefits	Other	Total
		(In millions)
Restructuring liability at June 29, 2007	$7.8	$10.8	$18.6
Provision in the two quarters ended December 28, 2007	3.4	5.6	9.0
Release of accrual to statement of operations in the two quarters ended December 28, 2007	(0.6)	—	(0.6)
Amount credited to goodwill in the two quarters ended December 28, 2007	—	(1.1)	(1.1)
Other adjustments to liability, including foreign currency translation during the period	0.6	—	0.6
Non-cash charges in the two quarters ended December 28, 2007	—	(4.1)	(4.1)
Cash payments in the two quarters ended December 28, 2007	(5.0)	(1.6)	(6.6)

Restructuring liability at December 28, 2007	$6.2	$9.6	$15.8

Current portion of restructuring liability at December 28, 2007	$6.2	$3.6	9.8
Long-term portion of restructuring liability at December 28, 2007	—	6.0	6.0

Total restructuring liability at December 28, 2007	$6.2	$9.6	$15.8

     Our fiscal year 2007 restructuring plans are expected to be fully implemented by March 28, 2008. The following table summarizes our costs incurred through December 28, 2007 and costs expected to be incurred for our fiscal 2007 restructuring plans:

		Total Costs
		Incurred During	Cumulative
	Total Costs	the Two Quarters	Costs Incurred		Total
	Incurred through	Ended	through	Estimated	Restructuring
	June 29,	December 28,	December 28,	Additional Costs	Costs Expected
	2007	2007	2007	to be Incurred	to be Incurred
			(In millions)
North America Microwave:
Severance and benefits	$5.1	$2.8	$7.9	$0.6	$8.5
Facilities and other	—	3.2	3.2	—	3.2

Total North America Microwave	$5.1	$6.0	$11.1	$0.6	$11.7

International Microwave:
Severance and benefits	$4.2	$0.1	$4.3	$—	$4.3

Facilities and other	—	2.3	2.3	—	2.3

Total International Microwave	$4.2	$2.4	$6.6	$—	$6.6

Totals	$9.3	$8.4	$17.7	$0.6	$18.3

Note L — Share-Based Compensation
     Compensation expense for share-based awards was $1.9 million and $0.3 million for the quarters ended December 28, 2007 and December 29, 2006. Compensation expense for share-based awards was $4.3 million and $0.7 million for the two quarters ended December 28, 2007 and December 29, 2006. Amounts were included in our consolidated statements of operations as follows:

	Quarter Ended		Two Quarters Ended
	December 28,	December 29,	December 28,	December 29,
	2007	2006	2007	2006
		(In millions)
Cost of product sales and services	$0.5	$—	$0.7	$—

Research and development expenses	0.2	—	0.7	—

Selling and administrative expenses	1.2	0.3	2.9	0.7

Total compensation expense	$1.9	$0.3	$4.3	$0.7

     Grants to employees under our 2007 Stock Equity Plan during the quarter and two quarters ended December 28, 2007 consisted of 12,470 stock option grants and 5,680 performance share awards. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option–pricing model which used the following assumptions: expected volatility of 55.58%; expected dividend yield of 0.0%; and expected life in years of 5.875.
     Upon the exercise of stock options, we issued 8,120 and 85,365 shares during the quarter and two quarters ended December 28, 2007.
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
     During the quarter and two quarters in the period ended December 28, 2007, we had one customer in Africa (Mobile Telephone Networks or MTN) that accounted for 12 percent of our total revenue.
     Revenue and (loss) income before income taxes by segment are as follows:

	Quarter Ended		Two Quarters Ended
	December 28,	December 29,	December 28,	December 29,
	2007	2006	2007	2006
		(In millions)
Revenue
North America Microwave	$63.8	$58.7	$120.4	$108.6
International Microwave	110.8	37.5	220.0	76.7
Network Operations	6.5	5.0	13.0	9.5

Total Revenue	$181.1	$101.2	$353.4	$194.8

(Loss) Income Before Income Taxes
Segment Operating (Loss) Income:
North America Microwave (1)	$0.6	$5.6	$(1.1)	$8.6
International Microwave (2)	(2.0)	2.3	(2.1)	5.9
Network Operations	0.6	0.1	1.4	0.4
Corporate allocations expense from Harris	—	(1.8)	—	(3.4)

Net interest expense	(0.4)	(0.1)	(0.4)	(0.2)

(Loss) income before provision for income taxes	$(1.2)	$6.1	$(2.2)	$11.3

(1)	During the quarter and two quarters ended December 28, 2007, we recorded $0.7 million and $1.3 million in amortization of developed technology, tradenames, customer relationships, and non-compete agreements, $0.3 million and $0.5 million in amortization of the step-up in the fair value of fixed assets related to the acquisition of Stratex, $4.3 million and $8.1 million in restructuring charges, $1.1 million and $2.1 million in merger-related integration charges, $0.1 million and $0.9 million in charges for impairment of a lease agreement and $1.8 million and $4.1 million in FAS 123R share-based compensation in our North America Microwave segment. Additionally, we recorded $1.9 million for inventory markdowns during the quarter ended December 28, 2007.

(2)	During the quarter and two quarters ended December 28, 2007, we recorded $2.9 million and $5.9 million in amortization of developed technology, tradenames, customer relationships, and non-compete agreements, $0.4 million and $0.9 million in amortization of the step-up in the fair value of fixed assets related to the acquisition of Stratex, $0.1 million and $0.3 million in restructuring charges, $2.1 million and $3.9 million in merger related integration charges and $0.1 million and $0.2 million in FAS 123R share-based compensation in our International Microwave segment. Additionally, we recorded $1.8 million for inventory markdowns during the quarter ended December 28, 2007.
Note N — Income Taxes
     The income tax benefit for the first two quarters of fiscal 2008 reflects our pre-tax loss and is based on our estimated fiscal 2008 annual effective tax rate. The income tax benefit on the pre-tax loss for the quarter and two quarters ended December 28, 2007 was $0.2 million and $0.4 million. The variation between income taxes and income tax expense at the U.S. statutory rate of 35 percent is primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates.
     The income tax provision on pre-tax income for the quarter and two quarters ended December 29, 2006 was $0.3 million and $0.7 million based upon an allocation of tax expense from Harris Corporation.
     We adopted the provisions of FIN 48 on June 30, 2007. FIN 48 prescribes a comprehensive model for financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. As a result of adopting FIN 48, we recorded a decrease in retained earnings of less than $0.1 million and a corresponding increase to tax liabilities.
     As of December 28, 2007 and June 30, 2007, we had a liability for unrecognized tax benefits of $28.4 million and $28.1 million for various federal, foreign, and state income tax matters. The adoption of FIN 48 resulted in a reclassification of deferred tax asset items which included a full valuation allowance, as well as goodwill for appropriate balance sheet presentation. If the unrecognized tax benefits associated with these positions are recognized ultimately, they would not have a material impact on our effective tax rate or our financial position.
     We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign, and state income tax expense. We accrued an additional amount for such interest of less than $0.1 million in the quarter and two quarters ended December 28, 2007. No penalties have been accrued. We accrued less than $0.1 million at June 30, 2007 for the payment of any such interest.
     We expect that the amount of unrecognized tax benefit may change in the next twelve months; however, it is not expected to have a significant impact on our results of operations, financial position or cash flows.
     We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Nigeria, Singapore, New Zealand, Poland, South Africa, France, and the UK. The earliest years still open and subject to ongoing audits as of the date of adoption of FIN 48 for these jurisdictions are as follows: (i) United States (Federal/State)—2003/2002; (ii) Nigeria—2003; (iii) Singapore—2000; (iv) New Zealand—2003; (v) Poland—2003; (vi) South Africa—2001; (vii) France—2005; and (viii) UK—2006.
Note O — Related Party Transactions with Harris
     Prior to the Stratex acquisition, Harris provided information services, human resources, financial shared services, facilities, legal support and supply chain management services to us. The charges for those services were billed to us primarily based on actual usage. During the quarter and two quarters ended December 29, 2006, Harris charged us $1.5 million and $3.2 million for those services.

     On January 26, 2007, we entered into a Transition Services Agreement with Harris to provide for certain services during the periods subsequent to the Stratex acquisition. These services also are charged to us based primarily on actual usage and include database management, supply chain operating systems, eBusiness services, sales and service, financial systems, back office material resource planning support, HR systems, internal and information systems shared services support, network management and help desk support, and server administration and support. During the quarter and two quarters ended December 28, 2007, Harris charged us $1.7 million and $3.4 million for these services.
     We have sales to, and purchases from, other Harris entities from time to time. Prior to January 26, 2007, the entity initiating the transaction sold to the other Harris entity at cost or transfer price, depending on jurisdiction. The entity making the sale to the end customer recorded the profit on the transaction above cost or transfer price, depending on jurisdiction. Subsequent to January 26, 2007, these purchases and sales are recorded at market price. Our sales to other Harris entities were $3.7 million and $0.9 million for the quarters ended December 28, 2007 and December 29, 2006 and $4.9 million and $1.4 million for the two quarters ended December 28, 2007 and December 29, 2006. We also recognized costs associated with related party purchases from Harris of $4.0 million and $0.1 million for the quarters ended December 28, 2007 and December 29, 2006 and 4.6 million, and $2.7 million for the two quarters ended December 28, 2007 and December 29, 2006.
     Harris was the primary source of our financing and equity activities through January 26, 2007, the date of the Stratex acquisition. During the two quarters ended December 29, 2006, Harris’ net investment in us increased by $8.5 million.
     Additionally, through the date of the Stratex acquisition, Harris loaned cash to us to fund our international entities, and we distributed excess cash back to Harris. This arrangement ended on January 26, 2007. We recognized interest income and expense on these loans. The amount of interest income and expense for the quarter and two quarters ended December 29, 2006 was not significant.
     The unpaid amounts billed from Harris are included within “Due to Harris Corporation” on the condensed consolidated balance sheets. Additionally, we have other receivables and payables in the normal course of business with Harris. These amounts are netted within “Due to Harris Corporation” on the condensed consolidated balance sheets. Total receivables from Harris were $1.8 million and $0.7 million at December 28, 2007 and June 29, 2007. Total payables to Harris were $18.0 million and $17.9 million at December 28, 2007 and June 29, 2007.
     Prior to January 26, 2007, MCD used certain assets in Canada owned by Harris that were not contributed to us as part of the Combination Agreement. We continue to use these assets in our business and, on January 26, 2007, we entered into a five-year lease agreement with Harris for these assets. This agreement is a capital lease under generally accepted accounting principles with an initial lease obligation balance of $5.9 million and the related asset amount included in property, plant and equipment on our balance sheet.
     During the first quarter of fiscal 2008, we recognized an impairment charge of $1.3 million on a portion of these assets which is included in our restructuring charges. We also recognized an increase of $0.4 million to the lease obligation balance during the quarter ended December 28, 2007 from a recapitalization under the lease terms, primarily because of the impairment charge discussed above and a rescheduling of the lease payments. Quarterly lease payments are due to Harris based on the amount of 103 percent of Harris’ annual depreciation calculated in accordance with U.S. generally accepted accounting principles. Our depreciation expense on this capital lease was $0.5 million and $0.9 million during the quarter and two quarters ended December 28, 2007.
     During the first quarter of fiscal 2008, we paid Harris $2.0 million under this capital lease obligation resulting from the $1.3 million impairment discussed above and the principal payments. As of December 28, 2007, our total capital lease obligation to Harris was $4.3 million.
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
     From time to time, we may be involved in various legal claims and litigation that arise in the normal course of our operations. While the results of such claims and litigation cannot be predicted with certainty, we currently believe that we are not a party to any litigation the final outcome of which is likely to have a material adverse effect on our financial position, results of operations or cash flows. However, should we not prevail in any such litigation; it could have a materially adverse impact on our operating results, cash flows or financial position.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Harris Stratex Networks, Inc.
We have reviewed the condensed consolidated balance sheet of Harris Stratex Networks, Inc. and subsidiaries as of December 28, 2007, the related condensed consolidated statements of operations for the quarter and two quarters ended December 28, 2007 and December 29, 2006, and the condensed consolidated statements of cash flows for the two quarters ended December 28, 2007 and December 29, 2006. These financial statements are the responsibility of the Company’s management.
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
February 1, 2008

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
Achieving Profitable Revenue Growth in All Segments
     We are a global provider of wireless transmission networks solutions. We focus on capitalizing on our strength in the North American market by continuing to win opportunities with wireless telecommunications providers as well as federal, state and other private network operators. Growth opportunities will come from network and capacity expansion and the evolution to IP networking in both the public and private segments. Other growth drivers include the emerging triple-play services (voice, data and video) market in the public sector, the trend towards network hardening and interoperability for public safety and disaster response agencies and the

FCC directive to relocate frequency bands in the 2 GHz range to open up spectrum for Advanced Wireless Services. Wireless transmission systems are particularly well-suited to meet increasing demand for high-reliability, high-bandwidth networks that are more secure and better protected against natural and man-made disasters.
     We are focused on increasing international revenue by offering innovative new products and expanding regional sales channels to capture greenfield network opportunities. We also focus on two major evolutionary trends in the global communications market by 1) penetrating large regional mobile telecom operators to participate in network expansion and new third-generation (“3G”) network opportunities; and 2) enabling the migration to Internet Protocol (IP) networking in both the public and private segments by providing both IP-enabled and IP-centric wireless transmission solutions.
     We offer a broad range of engineering and other professional services for network planning, systems architecture design and project management as a global competitive advantage. We will expand our Network Operations offerings in microwave and non-microwave opportunities to create a differentiator for our total solutions offerings.
Backlog
     The backlog of unfilled orders was $230 million at December 28, 2007 compared with $232 million at July 27, 2007. Substantially all of this backlog is expected to be filled during calendar year 2008, but we can give no assurance of such fulfillment. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix and the possibility of changes in delivery schedules and additions or cancellations of orders.
Focusing on Operating Efficiencies and Cost Reductions
     The principal areas of focus for operating efficiencies and cost management are: 1) reducing procurement costs through an emphasis on coordinated supply chain management; 2) reducing product costs through dedicated value engineering resources focused on product value engineering; 3) improving manufacturing efficiencies across all segments; and 4) optimizing facility utilization.
Maintaining an Efficient Capital Structure
     Our capital structure is intended to optimize our cost of capital. We believe a strong capital position, access to key financial markets, ability to raise funds at a low effective cost and overall low cost of borrowing provide a competitive advantage. We had $83.0 million in cash, cash equivalents, short-term investments and available for sale securities as of December 28, 2007.
Key Indicators
     We believe our key drivers, when fully implemented, will improve key indicators such as: revenue, gross margin, net income and operating cash flows.

Quarter Ended December 28, 2007 Compared to Quarter Ended December 29, 2006
Revenue and Net (Loss) Income

			Percentage
	Q2 FY 08	Q2 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$181.1	$101.2	79.0%
Net (loss) income	$(1.0)	$5.8	N/M
% of revenue	(0.6)%	5.7%

N/M = Not meaningful
     The results for the second quarter of fiscal 2008 include the operations acquired in the Stratex acquisition for the entire period while the results for the second quarter of fiscal 2007 include only the results of MCD prior to the merger. Historically, Stratex derived its revenues primarily from international markets.
     Our revenue for the second quarter of fiscal 2008 was $181.1 million, an increase of $79.9 million or 79.0 percent, compared to the second quarter of fiscal 2007. Revenue in the second quarter of fiscal 2008 included $91.3 million from sales of former Stratex products and services. Excluding the impact of the Stratex acquisition, revenue declined $11.4 million, primarily due to a decrease in the International Microwave segment in sales of the former MCD business products and services. Revenue in the second quarter of fiscal 2008 included a significant amount of sales of the former Stratex products and services and fewer sales of products and services of the former MCD business. The Network Operations segment revenue increased by $1.5 million in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, as this segment experienced increased demand for its service assurance solution with Next Generation Network customers.
     Our second quarter fiscal 2008 net loss was $1.0 million compared to net income of $5.8 million in the second quarter of fiscal 2007, which reflected only MCD’s historical operations. The second quarter fiscal 2008 net loss and second quarter fiscal 2007 net income included the following purchase accounting adjustments and other expenses related to the acquisition and integration of Stratex, FAS 123R share-based compensation expense and inventory markdowns:

	Q2 FY 08	Q2 FY 07
	(In millions)
Cost of integration activities undertaken in connection with the merger	$3.2	$1.7
Amortization of the fair value adjustments related to fixed assets	0.7	—

Amortization of developed technology	1.7	—

Amortization of trade names, customer relationships and non-competition agreements	1.9	—

Restructuring charges	4.4	—

Lease impairment	0.1	—

FAS 123R share-based compensation expense	1.9	0.3

Inventory markdowns	3.7	—

Totals	$17.6	$2.0

     These charges were classified in either cost of product sales and services or selling and administrative expenses depending on the nature of the charge in the second quarter of fiscal 2008. Excluding these charges, our operations were profitable in the second quarter of fiscal 2008.
     During the quarter ended December 28, 2007, we continued the restructuring activities and plans approved in connection with the merger between MCD and Stratex. These restructuring plans included the consolidation of facilities and operations of the predecessor entities in Canada, France, the U.S., China, Brazil and, to a lesser extent, Mexico, New Zealand and the United Kingdom.
     We recorded an additional $4.4 million of restructuring charges in connection with implementation of these fiscal 2007 plans during the second quarter of fiscal 2008. The costs related to reductions in force consisted of retention, severance and other benefits totaling $0.9 million. We also recorded $1.1 million in restructuring charges relating to the impairment of a lease and $0.1 million relating to the write-off of fixed assets. These restructuring activities also resulted in scaled down operations and reduced activity in Brazil, which adversely affected the fair value of a recoverable value-added type tax (“ICMS”) included in “Other current assets” on the Company’s balance sheet. Consequently, we recorded an impairment of $2.3 million in restructuring charges during the quarter ended December 28, 2007 relating to the reduction in fair value of ICMS tax recoverable in Brazil.
     We expect to fully implement our 2007 restructuring plans by March 28, 2008 and anticipate that we will incur additional restructuring costs of $0.6 million.
     During the second quarter of fiscal 2008, we recorded a total of $3.7 million for inventory markdowns which have been classified in “Cost of product sales” on the Statement of Operations during the quarter ended December 28, 2007 in accordance with the guidance in Emerging Issues Task Force (“EITF”) Abstracts Issues No. 96-9 “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring.”
Gross Margin

			Percentage
	Q2 FY 08	Q2 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$181.1	$101.2	79.0%
Cost of product sales and services	$(131.8)	$(66.4)	98.5%
Gross margin	$49.3	$34.8	41.7%
% of revenue	27.2%	34.4%
     Our second quarter fiscal 2008 gross margin was $49.3 million, or 27.2 percent of revenue, compared to $34.8 million, or 34.4 percent of revenue in the second quarter of fiscal 2007. Our second quarter fiscal 2008 gross margin was reduced by $3.7 million in markdowns of inventory, $1.7 million of amortization on developed technology, $0.2 million of amortization of the fair value of adjustments for fixed assets acquired from Stratex and $0.9 million of merger integration costs. In the second quarter of fiscal 2007, we did not incur such costs. Gross margin increased in the second quarter fiscal 2008 primarily due to sales of former Stratex products and services (such as Eclipse) in our International Microwave segment and an increase in revenue from our Network Operations segment.
     Our gross margin percentage in the second quarter of fiscal 2008 was comparatively lower than the gross margin percentage in the second quarter of fiscal 2007 because of the expenses described above and because our International Microwave segment revenue included a significant amount of the lower-margin, low-capacity version of Eclipse microwave radio sales in the second quarter of fiscal 2008. In addition, we experienced a shift in sales from the Africa and Europe, Middle East and Russia regions to the Latin America and Asia Pacific regions, where prices for our products and services are generally lower. Finally, we absorbed an increase in freight and service costs during the second quarter of fiscal 2008. We anticipate product mix and increased freight and service costs will continue to impact International Microwave segment gross margins to a similar extent for the remainder of fiscal year 2008.
Research and Development Expenses

			Percentage
	Q2 FY 08	Q2 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$181.1	$101.2	79.0%
Research and development expenses	$10.9	$8.3	31.3%
% of revenue	6.0%	8.2%
     Research and development (“R&D”) expenses were $10.9 million in the second quarter of fiscal 2008, compared to $8.3 million in the second quarter of fiscal 2007. As a percent of revenue, these expenses decreased from 8.2 percent in the second quarter of fiscal 2007 to 6.0 percent in the second quarter of fiscal 2008 due to higher revenue. The majority of the increase in spending in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was attributable to the R&D activities acquired from Stratex. Some of the increase was attributable to higher spending in the second quarter of fiscal 2008 related to our TRuepoint 6000 development efforts.

Selling and Administrative Expenses

			Percentage
	Q2 FY 08	Q2 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$181.1	$101.2	79.0%
Selling and administrative expenses	$32.9	$17.8	84.8%
% of revenue	18.2%	17.6%
     Our second quarter fiscal 2008 selling and administrative (“S&A”) expenses increased to $32.9 million from $17.8 million in the second quarter of fiscal 2007. As a percentage of revenue, these expenses increased from 17.6 percent of revenue in the second quarter of fiscal 2007 to 18.2 percent of revenue in the second quarter of fiscal 2008. The majority of the increase in spending in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was attributable to S&A expenses associated with the former Stratex business. The remainder of the increase was due to higher selling expenses associated with the increase in revenue, and increased costs incurred for compliance with Sarbanes-Oxley requirements. We anticipate that the total cost of compliance with Sarbanes-Oxley will be approximately $3.0 million in fiscal 2008.
Income Taxes

			Percentage
	Q2 FY 08	Q2 FY 07	Increase/(Decrease)
	(In millions, except percentages)
(Loss) income before income taxes	$(1.2)	$6.1	N/M
Income tax benefit (provision)	$0.2	$(0.3)	N/M
% of (loss) income before income taxes	16.7%	4.9%
     The income tax benefit of $0.2 million for the second quarter of fiscal 2008 reflected our pre-tax loss based on our estimated annual effective tax rate. The variation between income taxes and income tax expense at the statutory rate of 35 percent was primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates.
     The income tax provision for the second quarter of fiscal 2007 was $0.3 million and was based upon an allocation of tax expense from Harris.
Discussion of Business Segments
     North America Microwave Segment

			Percentage
	Q2 FY 08	Q2 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$63.8	$58.7	8.7%
Segment operating income	$0.6	$5.6	(89.3)%
% of revenue	0.9%	9.5%
     North America Microwave segment revenue increased by $5.1 million or 8.7 percent from the second quarter of fiscal 2007 to the second quarter of fiscal 2008. Revenue for the second quarter of fiscal 2008 included $6.1 million from sales of former Stratex products and services. Revenue drivers in the North America Microwave segment include customer demand for increased bandwidth, footprint expansion and the 2 gigahertz microwave relocation for advanced wireless services from mobile operators.
     Our second quarter fiscal 2008 operating income was reduced by the following amounts related to the acquisition of Stratex and our restructuring plans: $0.3 million amortization of the fair value adjustments for fixed assets, $0.7 million amortization of developed technology, trade names, customer relationships, and non-compete agreements, $4.3 million of restructuring charges, $0.1 million in charges for impairment of a lease agreement and $1.1 of integration expenses undertaken in connection with the merger. The North

America Microwave segment second quarter fiscal 2008 operating income was further reduced by $1.9 million of the markdowns of inventory discussed above.
     We also recorded $1.8 million in FAS 123R share-based compensation expense during the second quarter of fiscal 2008 in our North America Microwave segment compared to $0.3 million in the second quarter of fiscal 2007.
International Microwave Segment

			Percentage
	Q2 FY 08	Q2 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$110.8	$37.5	195.5%
Segment operating (loss) income	$(2.0)	$2.3	(187.0)
% of revenue	(1.8)%	6.1%
     International Microwave segment revenue increased by $73.3 million or 195.5 percent in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. Revenue in the second quarter of fiscal 2008 included $85.2 million from sales of former Stratex products and services. Excluding the impact of the revenue from Stratex products and services, our International Microwave segment revenue decreased by $11.9 million as sales are transitioning to the products and services of the former Stratex business. International Microwave segment revenue in the second quarter of fiscal 2008 included a significant amount of sales of the former Stratex business and fewer sales of the former MCD business.
     International Microwave segment had an operating loss of $2.0 million for the second quarter of fiscal 2008 compared to operating income of $2.3 million for the second quarter of fiscal 2007. The operating loss for the second quarter of fiscal 2008 reflected the following charges related to the acquisition of Stratex: $0.4 million amortization of the fair value adjustments for fixed assets, $2.9 million amortization of developed technology, tradenames, customer relationships, contract backlog and non-compete agreements, and $0.1 million of restructuring charges and $2.1 million of integration expenses associated with the merger. Our second quarter fiscal 2008 operating loss was further increased by $1.8 million of markdowns of inventory. In addition, we experienced a shift in sales from the Africa and Europe, Middle East and Russia regions to the Latin America and Asia Pacific regions, where prices for our products and services are generally lower. Finally, we absorbed an increase in freight and service costs during the second quarter of fiscal 2008. We anticipate product mix and freight and service costs will continue to impact International Microwave segment gross margins to a similar extent for the remainder of fiscal year 2008.
     We also recorded $0.1 million in FAS 123R share-based compensation expense during the second quarter of fiscal 2008 in our International Microwave segment compared to none in the second quarter of fiscal 2007.
Network Operations Segment

			Percentage
	Q2 FY 08	Q2 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$6.5	$5.0	30.0%
Segment operating income	$0.6	$0.1	500.0%
% of revenue	9.2%	2.0%
     Network Operations segment revenue increased by 30 percent from the second quarter of fiscal 2007 to the second quarter of fiscal 2008. This segment had operating income of $0.6 million in the second quarter of fiscal 2008 compared to operating income of $0.1 million in the second quarter of fiscal 2007. Additionally, operating income as a percentage of sales increased to 9.2 percent in the second quarter of fiscal 2008 compared to 2.0 percent in the second quarter of fiscal 2007. The increase in revenue resulted primarily from an increase in software and license revenue in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007.
     The Network Operations segment experienced increased demand in the second quarter of fiscal 2008 for its service assurance solution with Next Generation Network customers compared to the second quarter of fiscal 2007 as a result of new features and functionality in our product offerings. The increase in second quarter fiscal 2008 operating income and as a percentage of revenue compared to second quarter fiscal 2007 was driven by product mix including an increase in higher margin software and license revenue and a decrease in selling and administrative expenses as a percentage of revenue.
     Two Quarters Ended December 28, 2007 Compared to the Two Quarters Ended December 29, 2006
Revenue and Net (Loss) Income

			Percentage
	H1 FY 08	H1 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$353.4	$194.8	81.4%
Net (loss) income	$(1.8)	$10.6	N/M
% of revenue	(0.5)%	5.4%

N/M = Not meaningful
H1 FY = First half of fiscal year or first two quarters of fiscal year
     The results for the first two quarters of fiscal 2008 include the operations acquired in the Stratex acquisition for the entire period while the results for the first two quarters of fiscal 2007 include only the results of MCD prior to the merger. Historically, Stratex derived its revenues primarily from international markets.
     Our revenue for the first two quarters of fiscal 2008 was $353.4 million, an increase of $158.6 million or 81.4 percent, compared to the first two quarters of fiscal 2007. Revenue in the first two quarters of fiscal 2008 included $159.7 million from sales of former Stratex products and services. Excluding the impact of the Stratex acquisition, revenue declined $1.1 million, primarily due to a decrease in the International Microwave segment in sales of the former MCD business products and services. Revenue in the first half of fiscal 2008 included a significant amount of sales of the former Stratex products and services and fewer sales of the former MCD business. The Network Operations segment revenue increased by $3.5 million in the first two quarters of fiscal 2008 compared to the first two fiscal quarters of fiscal 2007, as this segment experienced increased demand for its service assurance solution with Next Generation Network customers.
     Our first two quarters fiscal 2008 net loss was $1.8 million compared to net income of $10.6 million in the first two quarters of fiscal 2007, which reflected only MCD’s historical operations. Our net loss was $1.0 million in the two quarters ended December 28, 2007 compared to net income of $5.8 million in the two quarters ended December 29, 2006 which reflected only MCD’s historical operations. The net loss in the two quarters ended December 28, 2007 and net income in the two quarters ended December 29, 2006 included the following purchase accounting adjustments and other expenses related to the acquisition and integration of Stratex, FAS 123R share-based compensation expense and inventory markdowns:

	H1 FY 08	H1 FY 07
	(In millions)
Cost of integration activities undertaken in connection with the merger	$6.0	$1.7
Amortization of the fair value adjustments related to fixed assets	1.4	—

Amortization of developed technology	3.5	—

Amortization of trade names, customer relationships and non-competition agreements	3.7	—

Restructuring charges	8.4	—

Lease impairment	0.9	—

FAS 123R share-based compensation expense	4.3	0.7

Inventory markdowns	3.7	—

Totals	$31.9	$2.4

     These charges were classified in either cost of product sales and services or selling and administrative expenses depending on the nature of the charge in the two quarters ended December 28, 2007. Excluding these charges, our operations were profitable in the two quarters ended December 28, 2007.

     During the two quarters ended December 28, 2007, we continued the restructuring activities and plans approved in connection with the merger between MCD and Stratex. These restructuring plans included the consolidation of facilities and operations of the predecessor entities in Canada, France, the U.S., China, Brazil and, to a lesser extent, Mexico, New Zealand and the United Kingdom.
     We recorded an additional $8.4 million of restructuring charges in connection with implementation of these fiscal 2007 plans during the two quarters ended December 28, 2007. The costs related to reductions in force consisted primarily of retention, severance and other benefits totaling $3.4 million. We also recorded $1.9 million in restructuring charges related to the impairment of a lease, $1.4 million relating to the write-off of fixed assets and leasehold improvements and $2.3 million relating to the reduction in fair value of ICMS tax recoverable in Brazil.
     These charges to restructuring in the first two quarters of fiscal 2008 were partially offset by $0.3 million for the reduction in severance estimated to be paid in France and a $0.3 million reduction in the amount estimated to close out our restructuring liability in connection with our fiscal year 2006 restructuring plan to transfer our Montreal manufacturing activities to our San Antonio, Texas facility.
     We expect to fully implement our 2007 restructuring plans by March 28, 2008 and anticipate that we will incur additional restructuring costs of $0.6 million.
Gross Margin

			Percentage
	H1 FY 08	H1 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$353.4	$194.8	81.4%
Cost of product sales and services	$(255.0)	$(129.2)	97.4%
Gross margin	$98.4	$65.6	50.0%
% of revenue	27.8%	33.7%
     Gross margin for the first two quarters of fiscal 2008 was $98.4 million, or 27.8 percent of revenue, compared to $65.6 million, or 33.7 percent of revenue in the first two quarters of fiscal 2007. Our first two quarters fiscal 2008 gross margin was reduced by $3.7 million in markdowns of inventory, $3.5 million of amortization on developed technology and $0.4 million of amortization of the fair value of adjustments for fixed assets acquired from Stratex and $1.5 million of merger integration costs. In the first two quarters of fiscal 2007, we did not incur costs for these items in our gross margin. The increase in gross margin during the first two quarters of fiscal 2008 resulted from sales of former Stratex products and services primarily in our International Microwave segment and gross margin generated by the increase in revenue from our Network Operations segment.
     Our gross margin percentage in the first two quarters of fiscal 2008 was comparatively lower than the gross margin percentage in the first two quarters of fiscal 2007 because of the expenses described above and because our International Microwave segment revenue included a significant amount of the lower-margin, low-capacity version of Eclipse microwave radio sales in the first two quarters of fiscal 2008. In addition, we experienced a shift in sales from the Africa and Europe, Middle East and Russia regions to the Latin America and Asia Pacific regions, where prices for our products and services are generally lower. Finally, we absorbed an increase in freight and service costs during the first two quarters of fiscal 2008. We anticipate product mix and increased freight and service costs will continue to impact International Microwave segment gross margins to a similar extent for the remainder of fiscal year 2008.

Research and Development Expenses

			Percentage
	H1 FY 08	H1 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$353.4	$194.8	81.4%
Research and development expenses	$23.3	$15.7	48.4%
% of revenue	6.6%	8.1%
     Research and development (“R&D”) expenses were $23.3 million in the first two quarters of fiscal 2008, compared to $15.7 million in the first two quarters of fiscal 2007. As a percent of revenue, these expenses decreased from 8.1 percent in the first two quarters of fiscal 2007 to 6.6 percent in the first two quarters of fiscal 2008 due to higher revenue. The majority of the increase in spending in the first two quarters of fiscal 2008 compared to the first two quarters of fiscal 2007 was attributable to the R&D activities acquired from Stratex. Some of the increase was attributable to higher spending in the first two quarters of fiscal 2008 related to our TRuepoint 6000 development efforts.
Selling and Administrative Expenses

			Percentage
	H1 FY 08	H1 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$353.4	$194.8	81.4%
Selling and administrative expenses	$64.8	$34.3	88.9%
% of revenue	18.3%	17.6%
     Our first two quarters of fiscal 2008 selling and administrative (“S&A”) expenses increased to $64.8 million from $34.3 million in the first two quarters of fiscal 2007. As a percentage of revenue, these expenses increased from 17.6 percent of revenue in the first two quarters of fiscal 2007 to 18.3 percent of revenue in the first two quarters of fiscal 2008 due primarily to $4.5 million of expenses incurred related to integration activities undertaken in connection with the merger. The majority of the increase in spending in the first two quarters of fiscal 2008 compared to the first two quarters of fiscal 2007 was attributable to the S&A expenses associated with the former Stratex business. The remainder of the increase was due to higher selling expenses associated with the increase in revenue, and increased costs incurred for compliance with Sarbanes-Oxley requirements. We anticipate that the total cost of compliance with Sarbanes-Oxley will be approximately $3.0 million in fiscal 2008.
Income Taxes

			Percentage
	H1 FY 08	H1 FY 07	Increase/(Decrease)
	(In millions, except percentages)
(Loss) income before income taxes	$(2.2)	$11.3	N/M
Income tax benefit (provision)	$0.4	$(0.7)	N/M
% of (loss) income before income taxes	18.2%	6.2%
     The income tax benefit of $0.4 million for the first two quarters of fiscal 2008 reflected our pre-tax loss based on our estimated annual effective tax rate. The variation between income taxes and income tax expense at the statutory rate of 35 percent was primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates.
     The income tax provision for the first two quarters of fiscal 2007 was $0.7 million and was based upon an allocation of tax expense from Harris.

Discussion of Business Segments
     North America Microwave Segment

			Percentage
	H1 FY 08	H1 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$120.4	$108.6	10.9%
Segment operating (loss) income	$(1.1)	$8.6	(112.8)%
% of revenue	(0.9)%	7.9%
     North America Microwave segment revenue increased by $11.8 million or 10.9 percent from the first two quarters of fiscal 2007 to the first two quarters of fiscal 2008. Revenue for the first two quarters of fiscal 2008 included $13.0 million from sales of former Stratex products and services. Revenue drivers in the North America Microwave segment include customer demand for increased bandwidth, footprint expansion and the 2 gigahertz microwave relocation for advanced wireless services from mobile operators.
     Our first two quarters of fiscal 2008 operating loss was increased by the following amounts related to the acquisition of Stratex: $0.5 million amortization of the fair value adjustments for fixed assets, $1.3 million amortization of developed technology, trade names, customer relationships, and non-compete agreements, $8.1 million of restructuring charges, $0.9 million in charges for impairment of a lease agreement and $2.1 of integration expenses undertaken in connection with the merger including the reduction in force at our Montreal facility. The North America Microwave segment first two quarters fiscal 2008 operating loss was further increased by $1.9 million of the markdowns of inventory discussed above.
     The North America Microwave segment operating results were also negatively impacted because we recorded $4.1 million in FAS 123R share-based compensation expense during the first two quarters of fiscal 2008 compared to $0.7 million in the first two quarters of fiscal 2007.
     International Microwave Segment

			Percentage
	H1 FY 08	H1 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$220.0	$76.7	186.8%
Segment operating loss	$(2.1)	$5.9	(135.6)%
% of revenue	(1.0)%	7.7%
     International Microwave segment revenue increased by $143.3 million or 186.8 percent in the first two quarters of fiscal 2008 compared to the first two quarters of fiscal 2007. Revenue in the first two quarters of fiscal 2008 included $146.7 million from sales of former Stratex products and services. Excluding the impact of the revenue from Stratex products and services, our International Microwave segment revenue decreased by $3.4 million as sales are transitioning to the products and services of the former Stratex business. International Microwave segment revenue in the second quarter of fiscal 2008 included a significant amount of sales of the former Stratex business and fewer sales of the former MCD business.
     International Microwave segment had an operating loss of $2.1 million for the first two quarters of fiscal 2008 compared to operating income of $5.9 million for the first two quarters of fiscal 2007. The operating loss for the first two quarters of fiscal 2008 reflected the following charges related to the acquisition of Stratex: $0.9 million amortization of the fair value adjustments for fixed assets, $5.9 million amortization of developed technology, tradenames, customer relationships, contract backlog and non-compete agreements, and $0.3 million of restructuring charges and $3.9 million of integration expenses associated with the merger.
     Our first two quarters fiscal 2008 operating loss was further increased by $1.8 million of markdowns of inventory. In addition, we experienced a shift in sales from the Africa and Europe, Middle East and Russia regions to the Latin America and Asia Pacific regions, where prices for our products and services are generally lower. Finally, we absorbed an increase in freight and service costs during the first two quarters of fiscal 2008. We anticipate product mix and increased freight and service costs will continue to impact International Microwave segment gross margins to a similar extent for the remainder of fiscal year 2008.
     We also recorded $0.2 million in FAS 123R share-based compensation expense during the first two quarters of fiscal 2008 in our International Microwave segment compared to none in the first two quarters of fiscal 2007.
     Network Operations Segment

			Percentage
	H1 FY 08	H1 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$13.0	$9.5	36.8%
Segment operating income	$1.4	$0.4	250.0%
% of revenue	10.8%	4.2%
     Network Operations segment revenue increased by 36.8 percent from the first two quarters of fiscal 2007 to the first two quarters of fiscal 2008. This segment had operating income of $1.4 million in the first two quarters of fiscal 2008, which more than tripled compared to operating income of $0.4 million in the first two quarters of fiscal 2007. Additionally, operating income as a percentage of sales increased to 10.8 percent in the first two quarters of fiscal 2008 compared to 4.2 percent in the first two quarters of fiscal 2007. The increase in revenue resulted primarily from an increase in software and license revenue in the first two quarters of fiscal 2008 compared to the first two quarters of fiscal 2007.
     The Network Operations segment experienced increased demand in the first two quarters of fiscal 2008 for its service assurance solution with Next Generation Network customers compared to the first two quarters of fiscal 2007 as a result of new features and functionality in our product offerings. The increase in first two quarters fiscal 2008 operating income and as a percentage of revenue compared to first two quarters of fiscal 2007 was driven by product mix including an increase in higher margin software and license revenue and a decrease in selling and administrative expenses as a percentage of revenue.
Related Party Transactions with Harris
     Prior to the Stratex acquisition, Harris provided information services, human resources, financial shared services, facilities, legal support and supply chain management services to us. The charges for those services were billed to us primarily based on actual usage. During the quarter and two quarters ended December 29, 2006, Harris charged us $1.5 million and $3.2 million for those services.
     On January 26, 2007, we entered into a Transition Services Agreement with Harris to provide for certain services during the periods subsequent to the Stratex acquisition. These services also are charged to us based primarily on actual usage and include database management, supply chain operating systems, eBusiness services, sales and service, financial systems, back office material resource planning support, HR systems, internal and information systems shared services support, network management and help desk support, and server administration and support. During the quarter and two quarters ended December 28, 2007, Harris charged us $1.7 million and $3.4 million for these services.
     We have sales to, and purchases from, other Harris entities from time to time. Prior to January 26, 2007, the entity initiating the transaction sold to the other Harris entity at cost or transfer price, depending on jurisdiction. The entity making the sale to the end customer recorded the profit on the transaction above cost or transfer price, depending on jurisdiction. Subsequent to January 26, 2007, these purchases and sales are recorded at market price. Our sales to other Harris entities were $3.7 million and $0.9 million for the quarters ended December 28, 2007 and December 29, 2006 and $4.9 million and $1.4 million for the two quarters ended December 28, 2007 and December 29, 2006. We also recognized costs associated with related party purchases from Harris of $4.0 million and $0.1 million for the quarters ended December 28, 2007 and December 29, 2006 and 4.6 million, and $2.7 million for the two quarters ended December 28, 2007 and December 29, 2006.
     Harris was the primary source of our financing and equity activities through January 26, 2007, the date of the Stratex acquisition. During the two quarters ended December 29, 2006, Harris’ net investment in us increased by $8.5 million.
     Additionally, through the date of the Stratex acquisition, Harris loaned cash to us to fund our international entities, and we distributed excess cash back to Harris. This arrangement ended on January 26, 2007. We recognized interest income and expense on these loans. The amount of interest income and expense for the quarter and two quarters ended December 29, 2006 was not significant.
     The unpaid amounts billed from Harris are included within “Due to Harris Corporation” on the condensed consolidated balance sheets. Additionally, we have other receivables and payables in the normal course of business with Harris. These amounts are netted within “Due to Harris Corporation” on the condensed consolidated balance sheets. Total receivables from Harris were $1.8 million and $0.7 million at December 28, 2007 and June 29, 2007. Total payables to Harris were $18.0 million and $17.9 million at December 28, 2007 and June 29, 2007.
     Prior to January 26, 2007, MCD used certain assets in Canada owned by Harris that were not contributed to us as part of the Combination Agreement. We continue to use these assets in our business and, on January 26, 2007, we entered into a five-year lease agreement with Harris for these assets. This agreement is a capital lease under generally accepted accounting principles with an initial lease obligation balance of $5.9 million and the related asset amount included in property, plant and equipment on our balance sheet.
     During the first quarter of fiscal 2008, we recognized an impairment charge of $1.3 million on a portion of these assets which is included in our restructuring charges. We also recognized an increase of $0.4 million to the lease obligation balance during the quarter ended December 28, 2007 from a recapitalization under the lease terms, primarily because of the impairment charge discussed above and a rescheduling of the lease payments. Quarterly lease payments are due to Harris based on the amount of 103 percent of Harris’ annual depreciation calculated in accordance with U.S. generally accepted accounting principles. Our depreciation expense on this capital lease was $0.5 million and $0.9 million during the quarter and two quarters ended December 28, 2007.
     During the first quarter of fiscal 2008, we paid Harris $2.0 million under this capital lease obligation resulting from the $1.3 million impairment discussed above and the principal payments. As of December 28, 2007, our total capital lease obligation to Harris was $4.3 million.

Liquidity and Capital Resources
     Cash Flows

	Two Quarters Ended
	December 28,	December 29,
	2007	2006
	(In millions)
Net cash provided by (used in) operating activities	$12.1	$(5.7)
Net cash provided by (used in) investing activities	0.3	(5.0)
Net cash (used in) provided by financing activities	(7.9)	8.4
Effect of foreign exchange rate changes on cash	(0.7)	0.7

Net increase (decrease) in cash and cash equivalents	$3.8	$(1.6)

Cash and Cash Equivalents
     We consider all highly liquid debt instruments purchased with a remaining maturity of three months or less at the time of purchase to be cash equivalents. Our cash and cash equivalents increased by $3.8 million to $73.0 million at the end of the second quarter of fiscal 2008. We generated $12.1 million in cash flow from operations, $14.8 million in cash and cash equivalents from the sale of short-term investments and realized proceeds from the exercise of stock options of $0.9 million. These increases to cash and cash equivalents were partially offset by our purchase of short-term investments totaling $4.4 million, $3.6 million in purchases of property, plant and equipment, $6.5 million in additions to capitalized software, the repayment of $1.2 million in short-term debt and principal payments of $5.6 million on long-term debt.
     Our cash and cash equivalents decreased by $1.6 million to $12.2 million at the end of the first two quarters of fiscal 2007, primarily due to $8.5 million in cash and other transfers from Harris which were more than offset by $1.9 million in purchases of property, plant and equipment, $3.1 of additions to capitalized software and $5.7 million cash and cash equivalents used in operations.
     We currently believe that existing cash, cash equivalents, short-term investments and available for sale securities, funds generated from operations and access to our credit facility will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for the next 12 months and the foreseeable future. We estimate that approximately $10 million to $12 million of our cash will be used in integration and restructuring activities during the next 12 months. Our total additions of capitalized software and property, plant and equipment for fiscal year 2008 are expected to be in the range of $16 million to $20 million.
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
Net Cash Provided by (Used in) Operating Activities
     Our net cash and cash equivalents provided by operating activities was $12.1 million in the first two quarters of fiscal 2008 compared to $5.7 million used in operating activities in the first two quarters of fiscal 2007. Operating cash flow in the first two quarters of fiscal 2008 was positively affected by increases in accounts payable and accrued expenses ($7.1 million), an increase in advance payments and unearned income ($5.5 million) and other cash flow from operations. These increases to operating cash flow were partially offset by an increase of $20.9 million in receivables during the first two fiscal quarters of fiscal 2008.

Net Cash Provided by (Used in) Investing Activities
     Our net cash provided by investing activities was $0.3 million in the first two quarters of fiscal 2008 compared to $5.0 million used in investing activities during the first two quarters of fiscal 2007. Net cash used in investing activities in the first two quarters of fiscal 2008 was $4.4 million in purchases of short-term investments, $6.5 million of additions of capitalized software primarily for the purchase and implementation of new enterprise-wide information systems and $3.6 million of additions of property, plant and equipment. These uses of cash in investing activities during the first two quarters of fiscal 2008 were more than offset by the receipt of $14.8 million in proceeds from the sale and maturity of short-term investments and available for sale securities. Net cash used in investing activities in the first two quarters of fiscal 2007 was due to $1.9 million of additions of plant and equipment and $3.1 million of additions of capitalized software.
Net Cash (Used in) Provided by Financing Activities
     Our net cash used in financing activities in the first two quarters of fiscal 2008 was $7.9 million compared to $8.4 million provided by financing activities in the first two quarters of fiscal 2007. The net cash used in financing activities in the first two quarters of fiscal 2008 was for the repayment of $1.2 million in short-term debt, payment of $2.0 million on our capital lease obligation to Harris and $5.6 million in principal payments on long-term debt. We received $0.9 million in proceeds from the exercise of former Stratex options. In the first two quarters of fiscal 2007, our cash provided by financing activities was primarily from net cash and other transfers from Harris totaling $8.5 million.
     Sources of Liquidity
     At December 28, 2007, our principal sources of liquidity consisted of $83.0 million in cash, cash equivalents, short-term investments and available for sale securities and $27.9 million of available credit under our $50 million credit facility.
     Available Credit Facility and Repayment of Debt
     We have $27.9 million of credit available against our $50 million revolving credit facility with a commercial bank as mentioned above. The total amount of revolving credit available is $50 million less the outstanding balance of the term loan portion and any usage under the revolving credit portion. The balance of the term loan portion of our credit facility was $13.9 million as of December 28, 2007 and there were $8.2 million outstanding in standby letters of credit as of that date, which are defined as usage under the revolving credit portion of the facility. There were no borrowings under the short-term debt portion of the facility as of December 28, 2007. As the term loans are repaid, additional credit will be available under the revolving credit portion of the facility.
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
     Our debt consisted of the following at December 28, 2007 and June 29, 2007:

	December 28,	June 29,
	2007	2007
	(In millions)
Credit Facility with Bank:
Term Loan A	$2.6	$5.7
Term Loan B	11.3	13.8
Other short-term notes	—	1.2

Total	13.9	20.7
Less current portion and short-term notes	(7.6)	(11.9)

Long-term debt	$6.3	$8.8

     Term Loan A of the Credit Facility requires monthly principal payments of $0.5 million plus interest at a fixed rate of 6.38 percent through May 2008. Term Loan B requires monthly principal payments of $0.4 million plus interest at a fixed rate of 7.25 percent through March 2010.

     At December 28, 2007, our future debt principal payment obligations were as follows:

Years Ending
in June
(In millions)
2008	$5.1
2009	5.0
2010	3.8

Total	$13.9

     Based on covenants included as part of the credit facility we have to maintain, as measured at the last day of each fiscal quarter, tangible net worth of at least $54 million plus: 1) 25 percent of net income, as determined in accordance with U.S. GAAP (exclusive of losses); and 2) 50 percent of any increase to net worth due to subordinated debt or net equity proceeds from either public or private offerings (exclusive of issuances of stock under our employee benefit plans) for such quarter and all preceding quarters since December 31, 2005. We also have to maintain, as measured at the last day of each fiscal month, a ratio of not less than 1.25 determined as follows: (a) the sum of total unrestricted cash and cash equivalents plus short-term and long-term marketable securities plus 25 percent of all accounts receivable due to us minus certain outstanding bank services and reserve for foreign currency contract transactions divided by (b) the aggregate amount of outstanding borrowings and other obligations to the bank. As of December 28, 2007, we were in compliance with these financial covenants.
     Restructuring and Severance Payments
     We had total liability for restructuring activities of $15.8 million as of December 28, 2007, of which $9.8 million was classified as a current liability and expected to be paid out in cash over the next 12 months. We anticipate recording an additional $0.6 million during the third fiscal quarter of fiscal 2008 under our current restructuring plans.
     Contractual Obligations
     At December 28, 2007, we had contractual cash obligations for repayment of debt and related interest, purchase obligations to acquire goods and services, payments for operating lease commitments, obligations to Harris, payments on our restructuring and severance liabilities, redemption of our preference shares and payment of the related required dividend payments and other current liabilities on our balance sheet in the normal course of business. The amounts disclosed in our Fiscal 2007 Form 10-K included our contractual obligations as of June 29, 2007. During the two quarters ended December 28, 2007, no material changes occurred in our contractual obligations, except that our purchase obligations to acquire goods and services increased from June 29, 2007 by $15.4 million to $39.0 million. The increase was due to additional purchase obligations with our contract manufacturers.
     Commercial Commitments
     We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit and other arrangements with financial institutions and insurers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. The amounts disclosed in our Fiscal 2007 Form 10-K include our commercial commitments. During the two quarters ended December 28, 2007, no material changes occurred in our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2007 Form 10-K.
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
     Critical Accounting Policies
     Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note B — “Significant Accounting Policies” in our Notes to Consolidated Financial Statements included in our Fiscal 2007 Form 10-K. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition, (ii) provisions for excess and obsolete inventory losses, (iii) goodwill and intangible assets, and (iv) income taxes and tax valuation allowances. For additional discussion of our critical accounting policies and estimates, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2007 Form 10-K.
Impact of Recently Issued Accounting Pronouncements
     As described in “Note B — Recent Accounting Pronouncements” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q, there are accounting pronouncements that have recently been issued but have not yet been implemented by us. Note B in this Form 10-Q describes the potential impact that these pronouncements are expected to have, if known, on our financial position, results of operations and cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.
     Exchange Rate Risk
     We use foreign exchange contracts to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers; accounts receivable from, and future committed sales to, customers; and inter-company loans. We believe the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets. At December 28, 2007, we had open foreign exchange contracts with a notional amount of $63.6 million ($52.5 million at June 29, 2007), of which $19.3 million ($15.1 million at June 29, 2007) were designated as Statement 133 hedges and $44.3 million ($37.4 million at June 29, 2007) were not designated as Statement 133 hedges. At December 28, 2007, contract expiration dates range from less than one month to 1.5 months with a weighted average contract life of approximately one month. More specifically, the foreign exchange contracts designated as Statement 133 hedges have been used primarily to hedge currency exposures from customer orders denominated in non-functional currencies currently in backlog.
     As of December 28, 2007, we estimated that a pre-tax gain of less than $0.1 million would be reclassified into earnings from comprehensive income within the next 1.5 months related to these cash flow hedges.
     We immediately recognize in earnings any portion of a derivative’s change in fair value which is assessed as ineffective in accordance with the provisions of Statement 133. Amounts included in our Statements of Operations in the first two quarters of fiscal 2008 and the first two quarters of fiscal 2007 representing hedge ineffectiveness were not significant.
     We recognized less than $0.1 million, in our Statements of Operations in the quarter and two quarters ended December 28, 2007 and December 29, 2006 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge ineffectiveness. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement 133.

     Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates would have an impact of $5.7 million on the fair value of such instruments.
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
     We had $83.0 million in cash, cash equivalents and short-term investments at December 28, 2007. Short-term investments totaled $10.0 million at December 28, 2007. At December 28, 2007, short-term investments had contractual maturities ranging from 1 month to 8 months.
     The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our short-term investments are at fixed interest rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our short-term investments prior to maturity have been not been significant. The average number of days to maturity for short-term investments held at December 28, 2007 was 58 days and had an average yield of 5.25 percent per annum. The average number of days to maturity for our cash equivalents at December 28, 2007 was 4 days and had an average yield of 4.9 percent per annum. The potential loss in fair value resulting from a hypothetical 10 percent decrease in quoted market price was approximately $1.0 million at December 28, 2007.
     As of December 28, 2007, unrealized gains on short-term investments were less than $0.1 million. The investments have been recorded at fair value on our balance sheet.
     Exposure on Borrowings: Any borrowings under the revolving portion of our credit facility will be at an interest rate of the bank’s prime rate or LIBOR plus 2 percent. As of December 28, 2007 we had $27.9 million of available credit. All of our borrowings at December 28, 2007 bear interest at fixed rates. A hypothetical 10 percent change in interest rates would not have a material impact on our financial position, results of operations or cash flows.
Item 4. Controls and Procedures.
     Evaluation of disclosure controls and procedures: Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 28, 2007, our disclosure controls and procedures were effective.
     We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by our fiscal year ending June 27, 2008. The notification of such compliance is due no later than the time we file our annual report on Form 10-K for the fiscal year ending June 27, 2008. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in management’s ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of June 27, 2008.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements — “Note P.”
Item 1A. Risk Factors.
     Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows and financial condition set forth under Item 1A. “Risk Factors” in our Fiscal 2007 Form 10-K. We do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2007 Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks, such as the relative proportions of higher margin and lower margin products sold during any quarter, increased costs for Sarbanes-Oxley compliance and for continuing integration of our merged operations and systems and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our 2007 Annual Meeting of Shareholders was held on November 14, 2007. A total of 55,404,169 of our outstanding shares were represented in person or by proxy at the meeting. This represented approximately 95% of our shares issued, outstanding and entitled to be voted at the 2007 Annual Meeting of Shareholders.
          Proposal 1: Shareholders elected four Class A nominees and five Class B nominees to our Board of Directors for a one-year term expiring at the Annual Meeting of Shareholders in 2008, or until their successors are elected and qualified. The vote tabulation for individual directors was:

	Number of Shares
	For	Withheld
Class A Nominee
Charles D. Kissner	47,176,820	8,227,349
William A. Hasler	52,170,427	3,233,742
Clifford H. Higggerson	55,142,521	261,648
Edward F. Thompson	55,130,501	273,668
Class B Nominee
Guy M. Campbell	32,913,377	—

Eric C. Evans	32,913,377	—

Howard L. Lance	32,913,377	—

Dr. Mohsen Sohi	32,913,377	—

Dr. James C. Stoffel	32,913,377	—

          Proposal 2: To ratify our Audit Committee’s appointment of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending June 27, 2008.

Number of Shares
For	Against	Abstain
55,362,802	18,142	23,225
          Proposal 2 was approved by our shareholders.

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

HARRIS STRATEX NETWORKS, INC. (Registrant)
Dated: February 5, 2008	By:	/s/ Sarah A. Dudash
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