Form 10-Q
period 2008-03-28
Harris Stratex Networks, Inc.
filed 2008-05-06
CIK 1377789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
Indicate by checkmark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐ No ☑

Class of Stock	Shares Outstanding as of May 2, 2008
Class A Common Stock, par value $0.01 per share	25,556,002
Class B Common Stock, par value $0.01 per share	32,913,377

Total shares of common stock outstanding	58,469,379

HARRIS STRATEX NETWORKS, INC.
FORM 10-Q
For the Quarter Ended March 28, 2008
This Quarterly Report on Form 10-Q contains trademarks of Harris Stratex Networks, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended		Three Quarters Ended
	March 28,	March 30,	March 28,	March 30,
(In millions, except per common share amounts)	2008	2007	2008	2007
Revenue from product sales and services:
Revenue from external product sales	$147.3	$105.6	$444.8	$270.0
Revenue from product sales with Harris Corporation	1.5	2.3	6.4	3.7

Total revenue from product sales	148.8	107.9	451.2	273.7
Revenue from services	29.4	31.1	80.4	60.1

Total revenue from product sales and services	178.2	139.0	531.6	333.8
Cost of product sales and services:
Cost of external product sales	(101.4)	(76.5)	(306.3)	(178.9)
Cost of product sales with Harris Corporation	(0.6)	(1.7)	(4.2)	(4.1)

Total cost of product sales	(102.0)	(78.2)	(310.5)	(183.0)
Cost of services	(21.4)	(23.1)	(59.8)	(44.7)
Cost of sales billed from Harris Corporation	—	(0.5)	(4.6)	(3.2)
Amortization of purchased technology	(1.8)	(1.2)	(5.3)	(1.2)

Total cost of product sales and services	(125.2)	(103.0)	(380.2)	(232.1)

Gross margin	53.0	36.0	151.4	101.7
Research and development expenses	(11.5)	(11.1)	(34.8)	(26.8)
Selling and administrative expenses	(28.7)	(26.1)	(90.0)	(57.5)
Selling and administrative expenses with Harris Corporation	(1.7)	(1.6)	(5.2)	(4.7)

Total research, development, selling and administrative expenses	(41.9)	(38.8)	(130.0)	(89.0)
Amortization of identifiable intangible assets	(1.9)	(3.0)	(5.6)	(3.0)
Acquired in-process research and development	—	(15.3)	—	(15.3)
Restructuring charges	—	(1.3)	(8.4)	(2.0)
Corporate allocations expense from Harris Corporation	—	(0.3)	—	(3.7)

Operating income (loss)	9.2	(22.7)	7.4	(11.3)
Interest income	0.3	0.9	1.4	1.2
Interest expense	(0.7)	(1.1)	(2.2)	(1.5)

Income (loss) before provision for income taxes	8.8	(22.9)	6.6	(11.6)
Provision for income taxes	(1.5)	(0.3)	(1.1)	(1.0)

Net income (loss)	$7.3	$(23.2)	$5.5	$(12.6)

Net income (loss) per common share of Class A and Class B common stock (1):
Basic	$0.12	$(0.58)	$0.09	$(0.93)

Diluted(2)	$0.09	$(0.58)	$0.05	$(0.93)

Basic weighted average shares outstanding (3)	58.4	40.3	58.4	13.5
Diluted weighted average shares outstanding (3)	58.7	40.3	58.9	13.5

(1)	The net income (loss) per common share amounts are the same for Class A and Class B because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

(2)	For the quarter and three quarters ended March 28, 2008, the calculations of diluted earnings per share include a potential deduction to net income of $2.1 million and $2.7 million for the assumed after-tax effect of the change in fair value of warrants using the “treasury stock” method (see Note P).

(3)	Prior to January 26, 2007, the Company was a division of Harris Corporation and there were no shares outstanding for purposes of income or loss calculations. Basic and diluted weighted average shares outstanding are calculated based on the daily outstanding shares, reflecting the fact that no shares were outstanding prior to January 26, 2007.
See accompanying Notes to Condensed Consolidated Financial Statements.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 28,	June 29,
(In millions, except share amounts)	2008	2007
Assets
Current Assets
Cash and cash equivalents	$97.0	$69.2
Short-term investments and available for sale securities	3.4	20.4
Receivables	199.0	185.3
Unbilled costs	35.7	36.9
Inventories	125.3	135.7
Deferred income taxes	6.5	4.1
Other current assets	17.5	21.7

Total current assets	484.4	473.3
Long-Term Assets
Property, plant and equipment	74.4	80.0
Goodwill	315.4	323.6
Identifiable intangible assets	133.2	144.5
Capitalized software	9.6	9.7
Non-current portion of notes receivable	3.4	5.3
Non-current deferred income taxes	—	0.5
Other assets	3.0	1.2

Total long-term assets	539.0	564.8

Total assets	$1,023.4	$1,038.1

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$—	$1.2
Current portion of long-term debt	6.0	10.7
Accounts payable	81.8	84.7
Compensation and benefits	12.5	11.5
Other accrued items	44.8	44.7
Advance payments and unearned income	26.7	22.3
Income taxes payable	3.6	6.8
Restructuring liabilities	6.7	10.8
Current portion of long-term capital lease obligation to Harris Corporation	1.6	3.1
Due to Harris Corporation	20.5	17.2

Total Current Liabilities	204.2	213.0
Long-Term Liabilities
Long-term debt	5.0	8.8
Long-term portion of capital lease obligation to Harris Corporation	1.6	2.8
Restructuring and other long-term liabilities	6.2	11.8
Redeemable preference shares	8.3	8.3
Warrants	0.6	3.9
Deferred income taxes	21.2	31.5

Total Liabilities	247.1	280.1
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, Class A, $0.01 par value; 300,000,000 shares authorized; issued and outstanding 25,554,877 shares at March 28, 2008 and 25,400,856 shares at June 29, 2007	0.3	0.3
Common stock, Class B $0.01 par value; 100,000,000 shares authorized; issued and outstanding 32,913,377 shares at March 28, 2008 and June 29, 2007	0.3	0.3
Additional paid-in-capital	786.9	778.3
Accumulated deficit	(15.4)	(20.9)
Accumulated other comprehensive income	4.2	—

Total Shareholders’ Equity	776.3	758.0

Total Liabilities And Shareholders’ Equity	$1,023.4	$1,038.1

See accompanying Notes to Condensed Consolidated Financial Statements.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Quarters Ended
	March 28,	March 30,
(In millions)	2008	2007
Operating Activities
Net income (loss)	$5.5	$(12.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of identifiable intangible assets acquired in the Stratex acquisition	10.9	19.4
Other non-cash charges related to the Stratex acquisition	—	5.4
Depreciation and amortization of property, plant and equipment and capitalized software	15.2	12.2
Non-cash stock-based compensation expense	5.3	1.0
Non-cash charges for restructuring and inventory write-downs	7.8	—
Decrease in fair value of warrants	(3.2)	—
Deferred income tax (benefit) expense	(0.2)	1.0
Changes in operating assets and liabilities:
Receivables	(11.7)	2.7
Unbilled costs and inventories	8.0	(32.0)
Accounts payable and accrued expenses	(1.4)	(0.7)
Advance payments and unearned income	4.3	4.8
Due to Harris Corporation	4.6	(3.7)
Decrease in restructuring liabilities and other	(9.7)	(9.0)

Net cash provided by (used in) operating activities	35.4	(11.5)

Investing Activities
Cash acquired from the Stratex acquisition, net of acquisition costs of $12.7 million	—	20.4
Purchases of short-term investments and available for sale securities	(8.3)	(33.2)
Sales of short-term investments and available for sale securities	25.3	17.8
Additions of property, plant and equipment	(6.3)	(4.4)
Additions of capitalized software	(7.9)	(2.8)

Net cash provided by (used in) investing activities	2.8	(2.2)

Financing Activities
Decrease in short-term debt	(1.2)	—
Proceeds from issuance of redeemable preference shares	—	8.3
Payments on long-term debt	(8.4)	(2.6)
Proceeds from issuance of Class B common stock to Harris Corporation	—	26.9
Payments on long-term capital lease obligation to Harris Corporation	(3.2)	—
Proceeds from exercise of former Stratex stock options	1.5	1.4
Registration costs for Class A common stock issued in Stratex acquisition	—	(1.1)
Proceeds from exercise of former Stratex warrants	—	0.2
Net cash and other transfers from Harris Corporation prior to the Stratex acquisition	—	24.1

Net cash (used in) provided by financing activities	(11.3)	57.2

Effect of exchange rate changes on cash and cash equivalents	0.9	(2.9)

Net increase in cash and cash equivalents	27.8	40.6
Cash and cash equivalents, beginning of year	69.2	13.8

Cash and cash equivalents, end of period	$97.0	$54.4

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 28, 2008
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
     The results for the quarter ended March 28, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 29, 2007 has been derived from our audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2007 (“Fiscal 2007 Form 10-K”).
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
     For periods prior to January 26, 2007, our historical financial statements are presented on a carve-out basis and reflect the assets, liabilities, revenue and expenses that were directly attributable to MCD as it was operated within Harris. Our condensed consolidated statements of operations include all of the related costs of doing business, including an allocation of certain general corporate expenses of Harris, which were in support of MCD, including costs for finance, legal, treasury, purchasing, quality, environmental, safety, human resources, tax, audit and public relations departments and other corporate and infrastructure costs. We were allocated $0.3 million and $3.7 million for these general corporate expenses from Harris during the quarter and three quarters ended March 30, 2007. These costs represented approximately 6.1% and 9.4% of the total cost of these allocated services in the quarter and three quarters ended March 30, 2007. These cost allocations were based primarily on a ratio of our revenue to total Harris revenue, multiplied by the total headquarters expense of Harris. The allocation of Harris overhead expenses to us concluded on January 26, 2007. We believe these allocations were made on a reasonable basis. Harris currently owns approximately 56% of our common stock.
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
     Fair Value Measurements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements. Statement 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007, which for us will be our fiscal 2009. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, which for us will be our fiscal 2010. We are currently evaluating the impact Statement 157 may have on our financial position, results of operations and cash flows.
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

     Disclosures about Derivative Instruments and Hedging Activities
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“Statement 161”). Statement 161 applies to all derivative instruments, including bifurcated derivative instruments (and to nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”)) and related hedged items accounted for under Statement 133. Statement 161 amends and expands the disclosure requirements of Statement 133 to provide greater transparency as to (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, Statement 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the volume of derivative activity and fair value amounts of, and gains and losses on, derivative instruments including location of such amounts in the financial statements, and disclosures about credit-risk-related contingent features in derivative agreements. Statement 161 is effective for fiscal years and interim periods that begin after November 15, 2008, which for us will be the third quarter of our fiscal 2009. We are currently evaluating the impact Statement 161 may have on our financial position, results of operations and cash flows.
Note C — Short-Term Investments and Available for Sale Securities
     Short-term investments and available for sale securities as of March 28, 2008 consisted of the following:

	March 28, 2008
		Gross	Gross
		Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In millions)
Certificates of deposit	$0.6	$—	$—	$0.6
Commercial paper	1.5	—	—	1.5
Corporate notes	1.3	—	—	1.3

Total short-term investments and available for sale securities	$3.4	$—	$—	$3.4

     Our short-term investments and available for sale securities have maturity dates of less than one year, with a weighted average maturity of 108 days.
Note D — Accumulated Other Comprehensive Income (Loss) and Comprehensive Income (Loss)
     The changes in components of our accumulated other comprehensive income (loss) during the three quarters ended March 28, 2008 and March 30, 2007 were as follows:

			Short-Term
			Investments	Total
			and	Accumulated
	Foreign		Available	Other
	Currency	Hedging	for Sale	Comprehensive
	Translation	Derivatives	Securities	Income (Loss)
	(In millions)
Balance at June 29, 2007	$—	$—	$—	$—
Changes in accumulated other comprehensive income (loss)	4.9	(0.7)	—	4.2

Balance at March 28, 2008	$4.9	$(0.7)	$—	$4.2

Balance at June 30, 2006	$(1.5)	$0.1	$—	$(1.4)
Changes in accumulated other comprehensive income (loss)	(4.1)	(0.2)	—	(4.3)

Balance at March 30, 2007	$(5.6)	$(0.1)	$—	$(5.7)

     Total comprehensive income (loss) for the quarters and three quarters ended March 28, 2008 and March 30, 2007 is comprised of the following:

	Quarter Ended		Three Quarters Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
	(In millions)
Net income (loss)	$7.3	$(23.2)	$5.5	$(12.6)
Other comprehensive income (loss):
Foreign currency translation	(0.9)	(0.8)	4.9	(4.1)
Net unrealized loss on hedging activities	(0.7)	(0.2)	(0.7)	(0.2)

Total comprehensive income (loss)	$5.7	$(24.2)	$9.7	$(16.9)

Note E — Receivables
     Our receivables are summarized below:

	March 28,	June 29,
	2008	2007
	(In millions)
Accounts receivable	$203.3	$190.5
Notes receivable due within one year — net	5.2	3.3

	208.5	193.8
Less allowances for collection losses	(9.5)	(8.5)

	$199.0	$185.3

Note F — Inventories
     Our inventories are summarized below:

	March 28,	June 29,
	2008	2007
	(In millions)
Finished products	$59.5	$52.9
Work in process	31.3	28.6
Raw materials and supplies	61.2	68.4

	152.0	149.9
Inventory reserves	(26.7)	(14.2)

	$125.3	$135.7

     During the second quarter of fiscal 2008, we recorded a total of $3.7 million for inventory markdowns which are classified in “Cost of product sales” on the Condensed Consolidated Statements of Operations (Unaudited) during the three quarters ended March 28, 2008 in accordance with the guidance in Emerging Issues Task Force (“EITF”) Abstracts Issues No. 96-9 “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring.” These markdowns were part of our 2007 restructuring plan (see Note K).
     Our 2007 restructuring plan included product strategies resulting in the product discontinuance of the Company’s MegaStar product line during the second quarter of fiscal 2008. For international markets, the TruePoint 6500 product replaced MegaStar. MegaStar was produced at the Company’s facility in San Antonio, Texas. Accordingly, during the three quarters ended March 28, 2008, the Company recorded a $1.5 million charge for MegaStar inventory markdowns.
     During the second quarter of fiscal 2008, these restructuring activities also resulted in scaled down operations and reduced activity in Canada, Brazil and China. As a result, we recorded inventory markdowns of $0.4 million, $1.0 million and $0.8 million in Canada, Brazil and China, respectively, during the three quarters ended March 28, 2008.

Note G — Property, Plant and Equipment
     Our property, plant and equipment are summarized below:

	March 28,	June 29,
	2008	2007
	(In millions)
Land	$1.3	$1.3
Buildings	29.0	30.8
Software developed for internal use	7.8	3.0
Machinery and equipment	121.6	123.3

	159.7	158.4
Less allowances for depreciation and amortization	(85.3)	(78.4)

	$74.4	$80.0

     Depreciation and amortization expense related to plant and equipment, including software amortization, was $5.1 million and $4.3 million during the quarters ended March 28, 2008 and March 30, 2007, and $13.1 million and $8.7 million in the three quarters ended March 28, 2008 and March 30, 2007.
Note H — Credit Facility and Debt
     Our debt consisted of the following at March 28, 2008 and June 29, 2007:

	March 28,	June 29,
	2008	2007
	(In millions)
Credit Facility with Bank:
Term Loan A	$1.0	$5.7
Term Loan B	10.0	13.8
Other short-term notes	—	1.2

Total	11.0	20.7
Less other short-term notes	—	(1.2)
Less current portion	(6.0)	(10.7)

Long-term debt	$5.0	$8.8

     As part of the Stratex acquisition, we assumed Stratex’s existing credit facility with a commercial bank (the “Credit Facility”). The Credit Facility allows for revolving credit borrowings of up to $50 million with available credit defined as $50 million less the outstanding balance of our term loans ($11.0 million as of March 28, 2008) and any usage under the revolving credit portion which includes unexpired standby letters of credit ($8.6 million as of March 28, 2008) and any short-term borrowings (none as of March 28, 2008). The Credit Facility is unsecured. The fair value of our debt approximates book values as of March 28, 2008.
     Term Loan A of the Credit Facility requires monthly principal payments of $0.5 million plus interest at a fixed rate of 6.38% through May 2008. Term Loan B requires monthly principal payments of $0.4 million plus interest at a fixed rate of 7.25% through March 2010.
     The credit facility agreement contains a minimum tangible net worth covenant and a liquidity ratio covenant. As of March 28, 2008 we were in compliance with these financial covenants.
     We are currently negotiating a new credit facility to replace the current facility. Commitments have been received from two commercial banks for a $120 million revolving credit facility with an initial committed amount of $70 million. The existing lender has provided one of the commitment letters. We have negotiated the general terms and conditions of the new facility with the banks and are currently finalizing the loan agreement. To allow sufficient time for finalization of the loan documentation for the new facility, the expiry date of the current facility has been extended to July 29, 2008 by an amendment dated April 30, 2008. As a condition of the new facility, the remaining term debt balance will be repaid. However, all standby letters of credit issued by the current lender will remain outstanding.

     As of March 28, 2008, our future principal payment obligations on long-term debt under the current facility were as follows:

Years
Ending
in June
(In millions)
2008	$2.3
2009	5.0
2010	3.7

Total	$11.0

     We have other uncommitted short-term lines of credit aggregating $0.2 million from various international banks available on March 28, 2008. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us and are reviewed annually for renewal or modification.
Note I — Accrued Warranties
     We have accrued for the estimated cost to repair or replace products under warranty at the time of sale. Changes in warranty liability, which is included as a component of “Other accrued items” on the Condensed Consolidated Balance Sheets (Unaudited), during the three quarters ended March 28, 2008 and March 30, 2007 were as follows:

	Three Quarters Ended
	March 28,	March 30,
	2008	2007
	(In millions)
Balance as of the beginning of the year	$5.6	$3.9
Acquisition of Stratex accrued warranties on January 26, 2007	—	3.5
Warranty provision for revenue recorded during the period	5.4	1.5
Settlements made during the period	(6.1)	(2.5)
Other adjustments to liability, including foreign currency translation during the period	0.1	(0.1)

Balance as of the end of the period	$5.0	$6.3

Note J — Warrants
     As part of the Stratex acquisition, we assumed warrants to purchase shares of our Class A common stock. As of March 28, 2008, warrants to purchase 520,445 shares of our Class A common stock were outstanding. These warrants have an exercise price of $11.80 per common share and will expire on September 24, 2009. The per share fair value of each warrant was $1.19 and $7.43 on March 28, 2008 and June 29, 2007, determined based on the Black-Scholes-Merton model with the assumptions listed in the table below.

	March 28,	June 29,
	2008	2007
Dividend yield	0%	0%
Expected volatility	57.2%	43.1%
Risk-free interest rate	1.52%	4.91%
Expected holding period	0.75 year	1.25 years
     As a result of recording these outstanding warrants at fair value at March 28, 2008, we recorded the change in fair value during the quarter and three quarters ended March 28, 2008 of $2.5 million and $3.2 million as decreases to selling and administrative expenses on our Condensed Consolidated Statements of Operations (Unaudited). During the three quarters ended March 28, 2008, there were no warrants exercised.
Note K — Restructuring Activities
     During the three quarters ended March 28, 2008, Harris Stratex Networks, Inc. (the “Company”) continued its restructuring activities implemented within the merger restructuring plans approved in connection with the January 26, 2007 merger between the Microwave Communications Division of Harris Corporation and Stratex Networks,

Inc. These restructuring plans included the consolidation of facilities and operations of the predecessor entities in Canada, France, the U.S., China, Brazil and, to a lesser extent, Mexico, New Zealand and the United Kingdom.
     In the first three quarters of fiscal 2008, we recorded an additional $8.4 million of restructuring charges in connection with implementation of these fiscal 2007 plans. The cost of these plans as they relate to the reductions in force during the first three quarters of fiscal 2008 primarily consisted of retention, severance and other benefits totaling $3.4 million. Additionally, during the first three quarters of fiscal 2008 we recorded $1.4 million in restructuring charges related to the impairment of a lease and $1.9 million relating to the write-off of fixed assets and leasehold improvements. These restructuring activities also resulted in scaled down operations and reduced activity in Brazil. This reduced activity in Brazil negatively affected the fair value of a recoverable value-added type tax (“ICMS”) included in “Other current assets” on our Condensed Consolidated Balance Sheets (Unaudited). We also recorded an impairment of $2.3 million in restructuring charges during the first three fiscal quarters of 2008 relating to the reduction in fair value of ICMS tax recoverable in Brazil. These charges to restructuring in the first three quarters of fiscal 2008 were partially offset by $0.3 million for the reduction in severance estimated to be paid in France and a $0.3 million reduction in the amount estimated to close out our restructuring liability in connection with our fiscal year 2006 restructuring plan to transfer our Montreal manufacturing activities to our San Antonio, Texas facility.
     During the third quarter of fiscal 2007, in connection with the Stratex acquisition on January 26, 2007, we recognized $12.0 million of restructuring liabilities representing the fair value of Stratex restructuring liabilities incurred prior to, and not related to, the acquisition as summarized in the table below. Those charges related to building lease obligations at four of Stratex’ U.S. facilities. During the three quarters ended March 28, 2008, we made payments of $2.0 million on these leases, which reduced the liability by $1.5 million, net of $0.5 million in interest expense. Also during the three quarters ended March 28, 2008, new information became available with regard to our utilization of the space under these building lease obligations and we reduced our restructuring liability by $1.1 million with an offsetting decrease to goodwill under purchase accounting.
     The information in the following table summarizes our restructuring activity during the quarter ended March 28, 2008 and the remaining restructuring liability as of March 28, 2008.

	Severance	Facilities
	and	and
	Benefits	Other	Total
	(In millions)
Restructuring liability at June 29, 2007	$7.8	$10.8	$18.6
Provision in the three quarters ended March 28, 2008	3.4	5.6	9.0
Release of accrual to statement of operations in the three quarters ended March 28, 2008	(0.6)	—	(0.6)
Amount credited to goodwill in the three quarters ended March 28, 2008	—	(1.1)	(1.1)
Other adjustments to liability, including foreign currency translation during the period	0.6	—	0.6
Non-cash charges in the three quarters ended March 28, 2008	—	(4.1)	(4.1)
Cash payments in the three quarters ended March 28, 2008	(7.7)	(2.4)	(10.1)

Restructuring liability at March 28, 2008	$3.5	$8.8	$12.3

Current portion of restructuring liability at March 28, 2008	$3.5	$3.2	$6.7
Long-term portion of restructuring liability at March 28, 2008	—	5.6	5.6

Total restructuring liability at March 28, 2008	$3.5	$8.8	$12.3

     Our fiscal year 2007 restructuring plans are expected to be fully implemented by June 27, 2008. The following table summarizes our costs incurred through March 28, 2008 for our fiscal 2007 restructuring plans:

		Total Costs
		Incurred During	Cumulative		Total
	Total Costs	the Three	Costs		Restructuring
	Incurred	Quarters	Incurred	Estimated	Costs
	through	Ended	through	Additional	Expected
	June 29,	March 28,	March 28,	Costs	to be
	2007	2008	2008	to be Incurred	Incurred
	(In millions)
North America Microwave:
Severance and benefits	$5.1	$2.8	$7.9	$0.3	$8.2
Facilities and other	—	3.2	3.2	—	3.2

Total North America Microwave	$5.1	$6.0	$11.1	$0.3	$11.4

International Microwave:
Severance and benefits	$4.2	$0.1	$4.3	$—	$4.3
Facilities and other	—	2.3	2.3	—	2.3

Total International Microwave	$4.2	$2.4	$6.6	$—	$6.6

Totals	$9.3	$8.4	$17.7	$0.3	$18.0

Note L — Share-Based Compensation
     Compensation expense for share-based awards was $2.0 million and $1.4 million for the quarters ended March 28, 2008 and March 30, 2007. Compensation expense for share-based awards was $6.3 million and $2.1 million for the three quarters ended March 28, 2008 and March 30, 2007. Amounts were included in our Condensed Consolidated Statements of Operations (Unaudited) as follows:

	Quarter Ended		Three Quarters Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
	(In millions)
Cost of product sales and services	$0.3	$0.1	$0.9	$0.1
Research and development expenses	0.4	0.5	1.1	0.5
Selling and administrative expenses	1.3	0.8	4.3	1.5

Total compensation expense	$2.0	$1.4	$6.3	$2.1

     Grants to employees under our 2007 Stock Equity Plan during the quarter ended March 28, 2008 consisted of 7,580 stock option grants, 43,029 shares of restricted stock and 1,220 performance share awards. Grants to employees under our 2007 Stock Equity Plan during the three quarters ended March 28, 2008 consisted of 20,050 stock option grants, 43,029 shares of restricted stock and 6,900 performance share awards. The fair value of option grants was estimated on the date of grant using the Black-Scholes-Merton option–pricing model which used the following weighted average assumptions: expected volatility of 55.5%; expected dividend yield of 0.0%; and expected life in years of 5.875.
     Upon the exercise of stock options, we issued 35,227 and 120,592 shares during the quarter and three quarters ended March 28, 2008.
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
     During the quarter and three quarters in the period ended March 28, 2008, we had one customer in Africa (Mobile Telephone Networks or MTN) that accounted for 16% and 13% of our total revenue.

     Revenue and income (loss) before income taxes by segment are as follows:

	Quarter Ended		Three Quarters Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
	(In millions)
Revenue
North America Microwave	$56.9	$48.9	$177.3	$157.5
International Microwave	117.1	84.9	337.1	161.6
Network Operations	4.2	5.2	17.2	14.7

Total Revenue	$178.2	$139.0	$531.6	$333.8

Income (Loss) Before Income Taxes
Segment Operating Income (Loss):
North America Microwave (1)	$3.9	$1.3	$2.8	$9.9
International Microwave (2)	5.6	(24.0)	3.5	(18.2)
Network Operations	(0.3)	0.3	1.1	0.7
Corporate allocations expense from Harris	—	(0.3)	—	(3.7)
Net interest expense	(0.4)	(0.2)	(0.8)	(0.3)

Income (loss) before provision for income taxes	$8.8	$(22.9)	$6.6	$(11.6)

(1)	During the quarter ended March 28, 2008, we recorded $0.7 million in amortization of developed technology, tradenames, customer relationships, and non-compete agreements, $0.3 million in amortization of the step-up in the fair value of fixed assets related to the acquisition of Stratex, $0.3 million in merger-related integration charges, and $1.9 million in share-based compensation in our North America Microwave segment.

During the three quarters ended March 28, 2008, we recorded $2.0 million in amortization of developed technology, tradenames, customer relationships, and non-compete agreements, $0.8 million in amortization of the step-up in the fair value of fixed assets related to the acquisition of Stratex, $8.1 million in restructuring charges, $2.4 million in merger related integration charges, $6.0 million in share-based compensation, $1.9 million for inventory markdowns, and $0.9 million for an impaired lease in our North America Microwave segment.

During the quarter and three quarters ended March 30, 2007, we recorded $0.3 million write-off of a portion of the fair value adjustments related to inventory and fixed assets and $0.9 million amortization of developed technology, tradenames, customer relationships, contract backlog and non-competition agreements. Additionally, for the quarter and three quarters ended March 30, 2007 we recorded $1.3 million and $2.3 million of charges related principally to restructuring and integration activities undertaken in connection with the merger in our North America Microwave segment.

(2)	During the quarter ended March 28, 2008, we recorded $3.0 million in amortization of developed technology, tradenames, customer relationships, and non-compete agreements, $0.4 million in amortization of the step-up in the fair value of fixed assets related to the acquisition of Stratex, $0.6 million in merger related integration charges, and $0.1 million in share-based compensation in our International Microwave segment.

During the three quarters ended March 28, 2008, we recorded $8.9 million in amortization of developed technology, tradenames, customer relationships, and non-compete agreements, $1.3 million in amortization of the step-up in the fair value of fixed assets related to the acquisition of Stratex, $0.3 million in restructuring charges, $4.5 million in merger related integration charges, and $0.3 million in share-based compensation in our International Microwave segment and $1.8 million for inventory markdowns.

During the quarter and three quarters ended March 30, 2007, we recorded $15.3 million write off of in-process research and development, $5.6 million write-off of a portion of the fair value adjustments related to inventory and fixed assets, $3.2 million amortization of developed technology, tradenames, customer relationships, contract backlog and non-competition agreements, and $2.2 million of charges related to integration activities undertaken in connection with the merger in our International Microwave segment.

Note N — Income Taxes
     The income tax expense reflects our pre-tax income and is based on our estimated fiscal 2008 annual effective tax rate. The income tax provision on pre-tax income for the quarter and three quarters ended March 28, 2008 was $1.5 million and $1.1 million.
     The income tax expense on the pre-tax loss for the quarter and three quarters ended March 30, 2007 was $0.3 million and $1.0 million. The variation between income taxes and income tax expense at the U.S. statutory rate of 35% is primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates. The effective tax rate in the quarter and three quarters ended March 30, 2007 was also impacted by favorable tax adjustments recorded in purchase accounting offset by unfavorable carve-out adjustments attributable to MCD.
     As of March 28, 2008 and June 29, 2007, we had a liability for unrecognized tax benefits of $27.5 million and $28.1 million for various federal, foreign, and state income tax matters. Unrecognized tax benefits decreased by $0.6 million a majority of which was recorded as a reduction to our valuation allowance. The adoption of FIN 48 resulted in a reclassification of deferred tax asset items which included a full valuation allowance, as well as goodwill for appropriate balance sheet presentation. If the unrecognized tax benefits associated with these positions are ultimately recognized, they would not have a material impact on our effective tax rate or financial position.
     We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign, and state income tax expense. We accrued an additional amount for such interest of less than $0.1 million in the quarter and three quarters ended March 28, 2007. No penalties have been accrued. We accrued less than $0.1 million at June 29, 2007 for the payment of any such interest.
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
Note O — Related Party Transactions with Harris
     Prior to the Stratex acquisition, Harris provided information services, human resources, financial shared services, facilities, legal support and supply chain management services to us. The charges for those services were billed to us primarily based on actual usage. During the quarter and three quarters ended March 30, 2007, Harris charged us $1.6 million and $4.7 million for those services.
     On January 26, 2007, we entered into a Transition Services Agreement with Harris to provide for certain services during the periods subsequent to the Stratex acquisition. These services also are charged to us based primarily on actual usage and include database management, supply chain operating systems, eBusiness services, sales and service, financial systems, back office material resource planning support, HR systems, internal and information systems shared services support, network management and help desk support, and server administration and support. During the quarter and three quarters ended March 28, 2008, Harris charged us $1.7 million and $5.2 million for these services.
     We have sales to, and purchases from, other Harris entities from time to time. Prior to January 26, 2007, the entity initiating the transaction sold to the other Harris entity at cost or transfer price, depending on jurisdiction. The entity making the sale to the end customer recorded the profit on the transaction above cost or transfer price, depending on jurisdiction. Subsequent to January 26, 2007, these purchases and sales are recorded at market price. Our sales to other Harris entities were $1.5 million and $2.3 million for the quarters ended March 28, 2008 and March 30, 2007 and $6.4 million and $3.7 million for the three quarters ended March 28, 2008 and March 30, 2007. We also recognized costs associated with related party purchases from Harris of zero and $0.5 million for the quarters ended March 28, 2008 and March 30, 2007 and $4.6 million, and $3.2 million for the three quarters ended March 28, 2008 and March 30, 2007.

     Harris was the primary source of our financing and equity activities through January 26, 2007, the date of the Stratex acquisition. During the three quarters ended March 30, 2007, Harris’ net investment in us increased by $8.5 million.
     Additionally, through the date of the Stratex acquisition, Harris loaned cash to us to fund our international entities, and we distributed excess cash back to Harris. This arrangement ended on January 26, 2007. We recognized interest income and expense on these loans. The amount of interest income and expense for the quarter and three quarters ended March 30, 2007 was not significant.
     The unpaid amounts billed from Harris are included within “Due to Harris Corporation” on our Condensed Consolidated Balance Sheets (Unaudited). Additionally, we have other receivables and payables in the normal course of business with Harris. These amounts are netted within “Due to Harris Corporation” on our Condensed Consolidated Balance Sheets (Unaudited). Total receivables from Harris were $4.2 million and $0.7 million at March 28, 2008 and June 29, 2007. Total payables to Harris were $24.7 million and $17.9 million at March 28, 2008 and June 29, 2007.
     Prior to January 26, 2007, MCD used certain assets in Canada owned by Harris that were not contributed to us as part of the Combination Agreement. We continue to use these assets in our business and, on January 26, 2007, we entered into a five-year lease agreement with Harris for these assets. This agreement is a capital lease under generally accepted accounting principles with an initial lease obligation balance of $5.9 million and the related asset amount is included in property, plant and equipment on our Condensed Consolidated Balance Sheets (Unaudited).
     During the first quarter of fiscal 2008, we recognized an impairment charge of $1.3 million on a portion of these assets which is included in our restructuring charges. We also recognized an increase of $0.4 million to the lease obligation balance during the three quarters ended March 28, 2008 from a recapitalization under the lease terms, primarily because of the impairment charge discussed above and a rescheduling of the lease payments. Quarterly lease payments are due to Harris based on the amount of 103% of Harris’ annual depreciation calculated in accordance with U.S. generally accepted accounting principles. Our depreciation expense on this capital lease was $0.3 million and $1.2 million during the quarter and three quarters ended March 28, 2008.
     During the first three quarters of fiscal 2008, we paid Harris $3.2 million under this capital lease obligation resulting from the $1.3 million impairment discussed above and the principal payments. As of March 28, 2008, our total capital lease obligation to Harris was $3.2 million.
Note P — Net Income per Share of Class A and Class B Common Stock
     We compute net income per share of Class A and Class B common stock in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“Statement 128”) using the two class method. Under the provisions of Statement 128, basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.
     The rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock are substantially similar. However, the holders of Class B common stock have the sole and exclusive right to elect or remove the Class B directors, who currently number five of the nine members of our board of directors. Further, our restated certificate of incorporation cannot be amended or replaced to adversely affect the rights of the holders of Class B common stock or to approve a new issuance of Class B common stock without the approval of the holders of a majority of Class B common stock. At any time each holder may exchange the holder’s shares of Class B common stock for an equal number of shares of Class A common stock at the holder’s option. Under certain circumstances, each share of Class B common stock will convert automatically into one share of Class A common stock. The holders of Class B common stock have the right to preserve their proportionate interest in the company by participating in any issuance of capital stock by the company other than issuances pursuant to stock option or similar employee benefit plan. As a result, and in accordance with EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as we assume the conversion of Class B common stock in the computation of the diluted net income per share of Class A common stock, the undistributed earnings are equal to net income for that computation.
     The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock for the quarter and three quarters ended March 28, 2008:

	Quarter Ended		Three Quarters Ended
	March 28,		March 28,
	2008		2008
	(In millions, except per common share amounts)
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$3.2	$4.1	$2.4	$3.1
Denominator:
Weighted average common shares outstanding	25.5	32.9	25.5	32.9

Basic net income per share	$0.1249	$0.1249	$0.0949	$0.0949

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$3.2	$4.1	$2.4	$3.1
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	4.1	—	3.1	—
Change in fair value of warrants, net of tax	(2.1)	—	(2.7)	—
Reallocation of undistributed earnings to Class B shares	—	(1.2)	—	(1.5)

Allocation of undistributed earnings	5.2	2.9	2.8	1.6
Denominator:
Number of shares used in basic computation	25.5	32.9	25.5	32.9
Weighted average effect of dilutive securities – add:
Conversion of Class B to Class A common shares outstanding	32.9	—	32.9	—
Stock options	0.2	—	0.3	—
Warrants	0.1	—	0.2	—

Number of shares used in per share computations	58.7	32.9	58.9	32.9

Diluted net income per share	$0.0888	$0.0888	$0.0484	$0.0484

     We excluded 2.4 million shares for both the quarter and three quarters ended March 28, 2008 attributable to outstanding stock options from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. The net income per share amounts are the same for Class A and Class B because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. Diluted earnings per share is not presented for the quarter and three quarters ended March 30, 2007 due to a net loss in both periods.
Note Q — Legal Proceedings
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
Note R — Subsequent Event – Transition of Chief Executive Officer
     Our Board of Directors has appointed Harald J. Braun as President and Chief Executive Officer of the Company, effective April 8, 2008. Our Class B Directors, joined by all Class A Directors, have also appointed Mr. Braun as a Class B Director. In connection with the appointment of his successor, Guy M. Campbell, who previously had announced his retirement at the end of the current fiscal year, submitted his resignation as President and Chief Executive Officer and a Class B Director, effective April 8, 2008. Mr. Campbell has agreed to remain as a senior advisor and employee of the Company until June 27, 2008.
     During the fourth quarter of fiscal 2008, we expect to record a charge of approximately $2.0 million for separation payments, recruiting fees and other related expenses in connection with this management transition.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Harris Stratex Networks, Inc.
We have reviewed the condensed consolidated balance sheet of Harris Stratex Networks, Inc. and subsidiaries as of March 28, 2008, the related condensed consolidated statements of operations for the quarter and three quarters ended March 28, 2008 and March 30, 2007, and the condensed consolidated statements of cash flows for the three quarters ended March 28, 2008 and March 30, 2007. These financial statements are the responsibility of the Company’s management.
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
May 2, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, without limitation, statements about the market for our technology, our strategy and competition. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed below under the discussions of “Risk Factors” set forth in our annual report on Form 10-K filed with the Securities and Exchange Commission on August 27, 2007. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements.
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
     The Stratex acquisition was accounted for as a purchase business combination, with MCD considered the acquiror for accounting purposes. Thus, the historical results discussed herein for periods prior to January 26, 2007 represent the separate financial results of MCD on a carve-out basis. Total consideration paid by us was approximately $493.1 million as summarized in the following table:

January 26,
2007
(In millions)
Calculation of Allocable Purchase Price

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
Business Considerations
     General
     Prior to the merger and the contribution transaction, MCD was a leading global provider of turnkey wireless transmission solutions and comprehensive network management software, with an extensive services suite. With innovative products and a broad portfolio, MCD was a market share leader in North America and a top-tier provider in international markets, most notably in the growing Middle East/Africa region. Stratex was a leading provider of innovative wireless transmission solutions to mobile wireless carriers and data access providers around the world. As a result of the combination of the two historical businesses, Harris Stratex was formed and has become a leading independent wireless networks solutions provider, focused on delivering 1) microwave digital radio and other communications products, systems and professional services for private network operators and mobile telecommunications providers; and 2) turnkey end-to-end network management and service assurance solutions for broadband and converged networks. Our three segments serve markets for microwave products and services in North America Microwave, International Microwave and network management software solutions worldwide or Network Operations. All of our revenue, income and cash flow are derived from the sale of these products, systems, software and services. We generally sell directly to the end customer. However, to extend our global footprint and maximize our penetration in certain markets, we sometimes sell through agents, resellers and/or distributors, particularly in international markets.
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
     Achieving Profitable Revenue Growth in All Segments
     We are a global provider of wireless transmission networks solutions. We focus on capitalizing on our strength in the North American market by continuing to win opportunities with wireless telecommunications providers as well as federal, state and other private network operators. We believe that our growth opportunities will come from network and capacity expansion and the evolution to IP networking in both the public and private segments. Other growth drivers for our business segments include the emerging triple-play services (voice, data and video) market in the public sector, the trend towards network hardening and interoperability for public safety and disaster response agencies and the FCC directive to relocate frequency bands in the 2 GHz range to open up spectrum for advanced wireless services. Wireless transmission systems are particularly well-suited to meet increasing demand for high-reliability, high-bandwidth networks that are more secure and better protected against natural and man-made disasters.
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
     Maintaining an Efficient Capital Structure
     Our capital structure is intended to optimize our cost of capital. We believe a strong capital position, access to key financial markets, ability to raise funds at a low effective cost and overall low cost of borrowing provide a competitive advantage. We had $100.4 million in cash, cash equivalents, short-term investments and available for sale securities as of March 28, 2008.
Key Indicators
     We believe our key drivers, when fully implemented, will improve key indicators such as: revenue, gross margin, net income and operating cash flows.

Quarter Ended March 28, 2008 Compared with Quarter Ended March 30, 2007
     Revenue and Net income (Loss)

			Percentage
	Q3 FY 08	Q3 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$178.2	$139.0	28.2%
Net income (loss)	$7.3	$(23.2)	N/M
% of revenue	4.1%	N/M

N/M = Not statistically meaningful
     The results for the third quarter of fiscal 2008 include the operations acquired in the Stratex acquisition for the entire period while the results for the third quarter of fiscal 2007 include only the results of Stratex for the months of February and March 2007. Historically, Stratex derived its revenues primarily from international markets.
     Our revenue for the third quarter of fiscal 2008 was $178.2 million, an increase of $39.2 million or 28.2%, compared with the third quarter of fiscal 2007. Revenue in the third quarter of fiscal 2008 included $93.6 million from sales of former Stratex products and services, compared with $48.8 million in the third quarter of fiscal 2007. Excluding the impact of the Stratex acquisition, revenue declined $5.6 million, primarily due to a decrease in the International Microwave segment in sales of the former MCD business products and services. The Network Operations segment revenue decreased by $1.0 million in the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007 primarily due to delays in certain customer orders.
     Our third quarter fiscal 2008 net income was $7.3 million compared with a net loss of $23.2 million in the third quarter of fiscal 2007. The third quarter fiscal 2008 net income and third quarter fiscal 2007 net loss included the following pre-tax purchase accounting adjustments and other expenses related to the acquisition and integration of Stratex, share-based compensation expense and inventory markdowns:

	Q3 FY 08	Q3 FY 07
	(In millions)
Write off of in-process research & development	$—	$15.3
Cost of integration activities undertaken in connection with the merger	0.9	2.2
Amortization of the fair value adjustments related to fixed assets and inventory	0.7	5.9
Amortization of developed technology	1.8	1.2
Amortization of trade names, customer relationships, non-competition agreements and backlog	1.9	3.0
Restructuring charges	—	1.3
Share-based compensation expense	2.0	1.4

Totals	$7.3	$30.3

     Our net income for the third quarter of fiscal 2008 resulted from the increase in revenue discussed above and the lower amount of charges and expenses related to the Stratex acquisition presented above when compared with the third quarter of fiscal 2007. Net income as a percentage of revenue excluding the charges discussed above increased in the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007 due to the increase in margin generated from the increased revenue, partially offset by comparable expense amounts year over year.

     Gross Margin

			Percentage
	Q3 FY 08	Q3 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$178.2	$139.0	28.2%
Cost of product sales and services	$(125.2)	$(103.0)	21.6%
Gross margin	$53.0	$36.0	47.2%
% of revenue	29.7%	25.9%
     Our third quarter fiscal 2008 gross margin was $53.0 million, or 29.7% of revenue, compared with $36.0 million, or 25.9% of revenue in the third quarter of fiscal 2007. Our third quarter fiscal 2008 gross margin was reduced by $1.8 million of amortization on developed technology, and $0.2 million of amortization of the fair value of adjustments for fixed assets acquired from Stratex. Our third quarter fiscal 2007 gross margin was reduced by $1.2 million of amortization on developed technology and $5.6 million write-off of a portion of the fair value adjustments related to inventory and fixed assets.
     After consideration of the purchase accounting adjustments discussed in the previous paragraph, gross margin percentage for the third quarter of fiscal 2008 was flat when compared with the third quarter of fiscal 2007, after consideration of purchase accounting adjustments in both periods. Gross margin percentage continued to be adversely affected by increased freight costs in the third quarter of fiscal 2008 and by the product mix in the International Microwave segment. Our total gross margin increased in the third quarter fiscal 2008 compared with the third quarter of fiscal 2007 primarily due to higher revenue.
  Research and Development Expenses

			Percentage
	Q3 FY 08	Q3 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$178.2	$139.0	28.2%
Research and development expenses	$11.5	$11.1	3.6%
% of revenue	6.5%	8.0%
     Research and development (“R&D”) expenses were $11.5 million in the third quarter of fiscal 2008, compared with $11.1 million in the third quarter of fiscal 2007. As a percent of revenue, these expenses decreased from 8.0% in the third quarter of fiscal 2007 to 6.5% in the third quarter of fiscal 2008 due to higher revenue. The increase in R&D expense was attributable to higher spending in the third quarter of fiscal 2008 related to our TRuepoint 6000 development efforts.
  Selling and Administrative Expenses

			Percentage
	Q3 FY 08	Q3 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$178.2	$139.0	28.2%
Selling and administrative expenses	$30.4	$27.7	9.7%
% of revenue	17.1%	20.0%
     Our third quarter fiscal 2008 selling and administrative (“S&A”) expenses increased to $30.4 million from $27.7 million in the third quarter of fiscal 2007. As a percentage of revenue, these expenses decreased from 20.0% of revenue in the third quarter of fiscal 2007 to 17.1% of revenue in the third quarter of fiscal 2008. The decline in percentage of revenue during the third quarter of fiscal 2008 was primarily due to a $2.5 million gain on change in fair value of warrants classified in S&A expenses with none recorded in the third quarter of fiscal 2007 and the increase in revenue. The majority of the increase in spending in the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007 came from S&A expenses associated with the former Stratex business. The remainder of the increase resulted from higher selling expenses associated with the increase in revenue, and increased costs incurred for compliance with Sarbanes-Oxley requirements. We anticipate that the total cost of compliance with the

     Sarbanes-Oxley internal control review and attestation process will approximate $3.0 million in fiscal 2008.
  Income Taxes

			Percentage
	Q3 FY 08	Q3 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Income (loss) before income taxes	$8.8	$(22.9)	N/M
Income tax provision	$(1.5)	$(0.3)	N/M
% of Income (loss) before income taxes	17.0%	(1.3)%
     The income tax expense of $1.5 million for the third quarter of fiscal 2008 reflected our pre-tax income based on our estimated annual effective tax rate. The variation between income taxes and income tax expense at the statutory rate of 35% was primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates.
     The effective tax rate in the quarter ended March 30, 2007 of 1.3% was impacted by favorable tax adjustments recorded in purchase accounting offset by unfavorable carve-out tax adjustments attributable to MCD. A deferred tax liability in the amount of $16.4 million was recognized in accordance with Statement 109 for the difference between the assigned values for purchase accounting purposes and the tax bases of the assets and liabilities acquired as a result of the Stratex acquisition. The offset was recorded as an increase to goodwill.
Discussion of Business Segments
       North America Microwave Segment

			Percentage
	Q3 FY 08	Q3 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$56.9	$48.9	16.4%
Segment operating income	$3.9	$1.3	200.0%
% of revenue	6.9%	2.7%
     North America Microwave segment revenue increased by $8.0 million or 16.4% from the third quarter of fiscal 2007 to the third quarter of fiscal 2008. Revenue for the third quarters of fiscal 2008 and fiscal 2007 included $6.9 million and $1.4 million from sales of former Stratex products and services. Revenue drivers in the North America Microwave segment included customer demand for increased bandwidth, footprint expansion and the relocation of advanced wireless services to the 2 gigahertz spectrum by mobile operators.
     Our third quarter fiscal 2008 operating income was reduced by the following amounts related to the acquisition of Stratex and our restructuring plans: $0.3 million for amortization of the fair value adjustments for fixed assets, $0.7 million for amortization of developed technology, trade names, customer relationships, and non-compete agreements and $0.3 million of integration expenses undertaken in connection with the merger.
     Operating income for this segment for the third quarter of fiscal 2007 was reduced by the following amounts related to the acquisition of Stratex: $0.3 million for amortization of a portion of the fair value adjustments related to fixed assets, for $0.9 million amortization of developed technology, tradenames, customer relationships, contract backlog and non-competition agreements and $1.3 million of charges related principally to restructuring and integration activities undertaken in connection with the merger.
     During the third quarter of fiscal 2008 we also recorded $1.9 million in share-based compensation expense.in our North America Microwave segment compared with $1.4 million in the third quarter of fiscal 2007. Excluding the impact of the charges discussed above, the operating margin for our North America Microwave segment improved in the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007 due to the higher gross margin generated by the higher revenue, partially offset by comparable levels of expenses.

  International Microwave Segment

			Percentage
	Q3 FY 08	Q3 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$117.1	$84.9	37.9%
Segment operating income (loss)	$5.6	$(24.0)	N/M
% of revenue	4.8%	N/M
     International Microwave segment revenue increased by $32.2 million or 37.9% in the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007. Revenue in the third quarters of fiscal 2008 and fiscal 2007 included $86.7 million and $47.4 million from sales of former Stratex products and services. Excluding the impact of the revenue from Stratex products and services, our International Microwave segment revenue decreased by $7.1 million because of our transition to selling the former Stratex products.
     International Microwave segment reported an operating income of $5.6 million for the third quarter of fiscal 2008 compared with an operating loss of $24.0 million for the third quarter of fiscal 2007. The operating income for the third quarter of fiscal 2008 reflected the following charges related to the acquisition of Stratex: $0.4 million for amortization of the fair value adjustments for fixed assets, $3.0 million for amortization of developed technology, tradenames, customer relationships, contract backlog and non-compete agreements, and $0.6 million of integration expenses associated with the merger. The operating loss for this segment for the third quarter of fiscal 2007 of $24.0 million included the following amounts related to the acquisition of Stratex: a $15.3 million write-off of in-process research and development, $5.6 million for amortization of a portion of the fair value adjustments related to inventory and fixed assets, $3.2 million amortization of developed technology, tradenames, customer relationships, contract backlog and non-competition agreements, and $2.2 million of charges related principally to integration activities undertaken in connection with the merger.
     We also recorded $0.1 million in share-based compensation expense during the third quarter of fiscal 2008 in our International Microwave segment compared with zero in the third quarter of fiscal 2007.
     Excluding the impact of the charges discussed above, the operating margin for our International Microwave segment improved in the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007 due to the higher gross margin generated by the higher revenue, partially offset by comparable levels of expenses.
  Network Operations Segment

			Percentage
	Q3 FY 08	Q3 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$4.2	$5.2	(19.2%)
Segment operating (loss) income	$(0.3)	$0.3	(200.0%)
% of revenue	(7.1)%	5.8%
     Network Operations segment revenue decreased by 19.2% from the third quarter of fiscal 2007 to the third quarter of fiscal 2008 due to delays in customer orders. Consequently, this segment had an operating loss of $0.3 million in the third quarter of fiscal 2008 compared with operating income of $0.3 million in the third quarter of fiscal 2007.

     Three Quarters Ended March 28, 2008 Compared with the Three Quarters Ended March 30, 2007
  Revenue and Net Income (Loss)

			Percentage
	3Qs FY 08	3Qs FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$531.6	$333.8	59.3%
Net income (loss)	$5.5	$(12.6)	N/M
% of revenue	1.0%	N/M

N/M = Not statistically meaningful
3Qs FY = First three quarters of fiscal year
     The results for the first three quarters of fiscal 2008 include the operations acquired in the Stratex acquisition for the entire period while the results for the first three quarters of fiscal 2007 included only the results of MCD prior to the merger. Historically, Stratex derived its revenues primarily from international markets.
     Our revenue for the first three quarters of fiscal 2008 was $531.6 million, an increase of $197.8 million or 59.3%, compared with the first three quarters of fiscal 2007. Revenue in the first three quarters of fiscal 2008 included $253.3 million from sales of former Stratex products and services compared with $48.8 million in the first three quarters of fiscal 2007. Excluding the impact of the Stratex acquisition, revenue declined $6.7 million, primarily due to a decrease in sales of the former MCD business products and services in the International Microwave segment. The Network Operations segment revenue increased by $2.5 million in the first three quarters of fiscal 2008 compared with the first three fiscal quarters of fiscal 2007, as this segment experienced increased demand for its service assurance solution with Next Generation Network customers.
     Our net income for first three quarters fiscal 2008 was $5.5 million compared with a net loss of $12.6 million in the first three quarters of fiscal 2007. The net income in the three quarters ended March 28, 2008 and net loss in the three quarters ended March 30, 2007 included the following purchase accounting adjustments and other expenses related to the acquisition and integration of Stratex, share-based compensation expense and inventory markdowns:

	3Qs FY	3Qs FY
	08	07
	(In millions)
Write-off of in-process research & development	$—	$15.3
Cost of integration activities undertaken in connection with the merger	6.9	3.9
Amortization of the fair value adjustments related to fixed assets and inventory	2.1	5.9
Amortization of developed technology	5.3	1.2
Amortization of trade names, customer relationships and non-competition agreements and backlog	5.6	3.0
Restructuring charges	8.4	1.3
Lease impairment	0.9	—
Share-based compensation expense	6.3	1.1
Inventory markdowns	3.7	—

Totals	$39.2	$31.7

     During the three quarters ended March 28, 2008, we continued the restructuring activities and plans approved in connection with the merger between MCD and Stratex. These restructuring plans included the consolidation of facilities and operations of the predecessor entities in Canada, France, the U.S., China, Brazil and, to a lesser extent, Mexico, New Zealand and the United Kingdom. These restructuring activities were completed during the third quarter of fiscal 2008.
     We recorded an additional $8.4 million of restructuring charges in connection with implementation of these fiscal 2007 plans during the three quarters ended March 28, 2008. The costs related to reductions in force consisted primarily of retention, severance and other benefits totaling $3.4 million. We also recorded $1.9 million in restructuring charges related to the impairment of a lease, $1.4 million relating to leasehold improvements and $2.3 million relating to the reduction in fair value of ICMS tax recoverable in Brazil.
     These charges to restructuring in the first three quarters of fiscal 2008 were partially offset by $0.3 million for the reduction in severance estimated to be paid in France and a $0.3 million reduction in the amount estimated to close out our restructuring liability in connection with our fiscal year 2006 restructuring plan to transfer our Montreal manufacturing activities to our San Antonio, Texas facility.
Gross Margin

			Percentage
	3Qs FY 08	3Qs FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$531.6	$333.8	59.3%
Cost of product sales and services	$(380.2)	$(232.1)	63.8%
Gross margin	$151.4	$101.7	48.9%
% of revenue	28.5%	30.5%
     Gross margin for the first three quarters of fiscal 2008 was $151.4 million, or 28.5% of revenue, compared with $101.7 million, or 30.5% of revenue in the first three quarters of fiscal 2007. Gross margin for this first three quarters fiscal 2008 was reduced by $3.7 million for inventory markdowns, $5.3 million for amortization on developed technology and $0.6 million for amortization of the fair value of adjustments for fixed assets acquired from Stratex and $1.5 million of merger integration costs. Gross margin for the first three quarters of fiscal 2007 was reduced by the following amounts related to the acquisition of Stratex: a $5.6 million write-off of a portion of the fair value adjustments related to inventory and fixed assets, and $1.2 million for amortization of developed technology.
     Our gross margin percentage in the first three quarters of fiscal 2008 was comparatively lower than the gross margin percentage in the first three quarters of fiscal 2007 because of the expenses described above and because our International Microwave segment revenue included a significant amount of the lower-margin, low-capacity version of Eclipse microwave radio sales in the first three quarters of fiscal 2008. Gross margin percentage continued to be adversely affected by increased freight and service costs in the first three quarters of fiscal 2008.
  Research and Development Expenses

			Percentage
	3Qs FY 08	3Qs FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$531.6	$333.8	59.3%
Research and development expenses	$34.8	$26.8	29.9%
% of revenue	6.5%	8.0%
     Research and development (“R&D”) expenses were $34.8 million in the first three quarters of fiscal 2008, compared with $26.8 million in the first three quarters of fiscal 2007. As a percent of revenue, these expenses decreased from 8.0% in the first three quarters of fiscal 2007 to 6.5% in the first three quarters of fiscal 2008 due to higher revenue. The majority of the increase in spending in the first three quarters of fiscal 2008 compared with the first three quarters of fiscal 2007 was attributable to the R&D activities acquired from Stratex. The remainder of the increase was attributable to higher spending in the first three quarters of fiscal 2008 related to our TRuepoint 6000 development efforts.

  Selling and Administrative Expenses

			Percentage
	3Qs FY 08	3Qs FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$531.6	$333.8	59.3%
Selling and administrative expenses	$95.2	$62.2	53.0%
% of revenue	17.9%	18.6%
     Selling and administrative (“S&A”) expenses for the first three fiscal quarters of fiscal 2008 increased to $95.2 million from $62.2 million in the first three quarters of fiscal 2007. As a percentage of revenue, these expenses decreased from 18.6% of revenue in the first three quarters of fiscal 2007 to 17.9% of revenue in the first three quarters of fiscal 2008 . This decline resulted primarily from a $3.2 million gain on the change in fair value of warrants classified in S&A expenses with no similar adjustment recorded in the third quarter of fiscal 2007. S&A expenses also increased as a result of the increase in revenue. The majority of the increase in spending in the first three quarters of fiscal 2008 compared with the first three quarters of fiscal 2007 was attributable to the S&A expenses associated with the former Stratex business. The remainder of the increase was due to higher selling expenses associated with the increase in revenue, and increased costs incurred for compliance with Sarbanes-Oxley requirements for review and attestation of internal control over financial reporting.
  Income Taxes

			Percentage
	3Qs FY 08	3Qs FY 07	Increase/(Decrease)
	(In millions, except percentages)
Income (loss) before income taxes	$6.6	$(11.6)	N/M
Income tax provision	$(1.1)	$(1.0)	N/M
% of Income (loss) before income taxes	16.7%	(8.6)%
     The income tax provision of $1.1 million for the first three quarters of fiscal 2008 reflected our pre-tax income based on our estimated annual effective tax rate. The variation between income taxes and income tax expense at the statutory rate of 35% was primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates.
     The effective tax rate during the three quarters ended March 30, 2007 of 8.6% was impacted by favorable tax adjustments recorded in purchase accounting offset by unfavorable carve-out tax adjustments attributable to MCD. A deferred tax liability in the amount of $16.4 million was recognized in accordance with Statement 109 for the difference between the assigned values for purchase accounting purposes and the tax bases of the assets and liabilities acquired as a result of the Stratex acquisition. The offset was recorded as an increase to goodwill.
Discussion of Business Segments
  North America Microwave Segment

			Percentage
	3Qs FY 08	3Qs FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$177.3	$157.5	12.6%
Segment operating income	$2.8	$9.9	(71.7)%
% of revenue	1.6%	6.3%
     North America Microwave segment revenue increased by $19.8 million, or 12.6%, from the first three quarters of fiscal 2007 to the first three quarters of fiscal 2008. Revenue for the first three quarters of fiscal 2008 and fiscal 2007 included $19.9 million and $1.4 million from sales of former Stratex products and services. Revenue drivers in the North America Microwave segment include customer demand for increased bandwidth, footprint expansion and the relocation of advanced wireless services to the 2 gigahertz spectrum by mobile operators.

     Operating loss for the first three quarters of fiscal 2008 operating loss was increased by the following amounts related to the acquisition of Stratex: $0.8 million for amortization of the fair value adjustments for fixed assets, $2.0 million for amortization of developed technology, trade names, customer relationships, and non-compete agreements, $8.1 million of restructuring charges, $0.9 million for impairment of a lease agreement and $2.4 million of integration expenses undertaken in connection with the merger including the reduction in force at our Montreal facility. The North America Microwave segment first three quarters fiscal 2008 operating loss was further increased by $1.9 million of inventory markdowns, as discussed above. Operating income for this segment in the first three quarters of fiscal 2007 was reduced by the following amounts related to the acquisition of Stratex: a $0.3 million write-off of a portion of the fair value adjustments for fixed assets, $0.9 million for amortization of developed technology, tradenames, customer relationships and noncompete agreements, and $2.3 million of charges related principally to restructuring and integration activities undertaken in connection with the merger.
     The North America Microwave segment operating results also included $6.0 million in share-based compensation expense during the first three quarters of fiscal 2008 compared with $2.1 million in the first three quarters of fiscal 2007.
  International Microwave Segment

			Percentage
	3Qs FY 08	3Qs FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$337.1	$161.6	108.6%
Segment operating income (loss)	$3.5	$(18.2)	N/M
% of revenue	1.0%	N/M
     International Microwave segment revenue increased by $175.5 million or 108.6% in the first three quarters of fiscal 2008 compared with the first three quarters of fiscal 2007. Revenue in the first three quarters of fiscal 2008 and fiscal 2007 included $233.4 million and $47.4 million from sales of former Stratex products and services. Excluding the impact of the revenue from Stratex products and services, our International Microwave segment revenue decreased by $10.5 million because of our transition to selling the former Stratex products.
     International Microwave segment had operating income of $3.5 million for the first three quarters of fiscal 2008 compared with operating loss of $18.2 million for the first three quarters of fiscal 2007. The operating income for the first three quarters of fiscal 2008 reflected the following charges related to the acquisition of Stratex: $1.3 million for amortization of the fair value adjustments for fixed assets, $8.9 million for amortization of developed technology, tradenames, customer relationships, contract backlog and non-compete agreements, $0.3 million of restructuring charges and $4.5 million of integration expenses associated with the merger. Our first three quarters fiscal 2008 operating income was further reduced by $1.8 million of inventory markdowns. Finally, we absorbed a significant increase in freight and service costs during the first three quarters of fiscal 2008. Operating loss for the first three quarters of fiscal 2007 was increased by the following amounts related to the acquisition of Stratex: a $15.3 million write-off of in-process research and development, $5.6 million for amortization of the fair value adjustments for inventory and fixed assets, $3.2 million for amortization of developed technology, tradenames, customer relationships, contract backlog and noncompete agreements, and $2.2 million of charges related principally to restructuring and integration activities undertaken in connection with the merger.
     We also recorded $0.3 million in share-based compensation expense during the first three quarters of fiscal 2008 in our International Microwave segment compared with none in the first three quarters of fiscal 2007.

  Network Operations Segment

			Percentage
	3Qs FY 08	3Qs FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$17.2	$14.7	17.0%
Segment operating income	$1.1	$0.7	57.1%
% of revenue	6.4%	4.8%
     Network Operations segment revenue increased by 17.0% from the first three quarters of fiscal 2007 to the first three quarters of fiscal 2008. This segment had operating income of $1.1 million in the first three quarters of fiscal 2008 compared with operating income of $0.7 million in the first three quarters of fiscal 2007. Additionally, operating income as a percentage of sales increased to 6.4% in the first three quarters of fiscal 2008 compared with 4.8% in the first three quarters of fiscal 2007. The increase in revenue resulted primarily from an increase in software and license revenue in the first three quarters of fiscal 2008 because of increased demand for our service assurance solution with next generation network customers as a result of new features and functionality in our product offerings. The increase operating income the first three quarters fiscal 2008 was driven by product mix including an increase in higher margin software and license revenue and a decrease in S&A expenses as a percentage of revenue.
Related Party Transactions with Harris
     Prior to the Stratex acquisition, Harris provided information services, human resources, financial shared services, facilities, legal support and supply chain management services to us. The charges for those services were billed to us primarily based on actual usage. During the quarter and three quarters ended March 30, 2007, Harris charged us $1.6 million and $4.7 million for those services.
     On January 26, 2007, we entered into a Transition Services Agreement with Harris to provide for certain services during the periods subsequent to the Stratex acquisition. These services also are charged to us based primarily on actual usage and include database management, supply chain operating systems, eBusiness services, sales and service, financial systems, back office material resource planning support, HR systems, internal and information systems shared services support, network management and help desk support, and server administration and support. During the quarter and three quarters ended March 28, 2008, Harris charged us $1.7 million and $5.2 million for these services.
     We have sales to, and purchases from, other Harris entities from time to time. Prior to January 26, 2007, the entity initiating the transaction sold to the other Harris entity at cost or transfer price, depending on jurisdiction. The entity making the sale to the end customer recorded the profit on the transaction above cost or transfer price, depending on jurisdiction. Subsequent to January 26, 2007, these purchases and sales are recorded at market price. Our sales to other Harris entities were $1.5 million and $2.3 million for the quarters ended March 28, 2008 and March 30, 2007 and $6.4 million and $3.7 million for the three quarters ended March 28, 2008 and March 30, 2007. We also recognized costs associated with related party purchases from Harris of zero and $0.5 million for the quarters ended March 28, 2008 and March 30, 2007 and $4.6 million, and $3.2 million for the three quarters ended March 28, 2008 and March 30, 2007.
     Harris was the primary source of our financing and equity activities through January 26, 2007, the date of the Stratex acquisition. During the three quarters ended March 30, 2007, Harris’ net investment in us increased by $8.5 million.
     Additionally, through the date of the Stratex acquisition, Harris loaned cash to us to fund our international entities, and we distributed excess cash back to Harris. This arrangement ended on January 26, 2007. We recognized interest income and expense on these loans. The amount of interest income and expense for the quarter and three quarters ended March 30, 2007 was not significant.
     The unpaid amounts billed from Harris are included within “Due to Harris Corporation” on our Condensed Consolidated Balance Sheets (Unaudited). Additionally, we have other receivables and payables in the normal course of business with Harris. These amounts are netted within “Due to Harris Corporation” on our Condensed Consolidated Balance Sheets (Unaudited). Total receivables from Harris were $4.2 million and $0.7 million at March 28, 2008 and June 29, 2007. Total payables to Harris were $24.7 million and $17.9 million at March 28, 2008 and June 29, 2007.
     Prior to January 26, 2007, MCD used certain assets in Canada owned by Harris that were not contributed to us as part of the Combination Agreement. We continue to use these assets in our business and, on January 26, 2007, we entered into a five-year lease agreement with Harris for these assets. This agreement is a capital lease under generally accepted accounting principles with an initial lease obligation balance of $5.9 million and the related asset amount is included in property, plant and equipment on our Condensed Consolidated Balance Sheets (Unaudited).
     During the first quarter of fiscal 2008, we recognized an impairment charge of $1.3 million on a portion of these assets which is included in our restructuring charges. We also recognized an increase of $0.4 million to the lease obligation balance during the three quarters ended March 28, 2008 from a recapitalization under the lease terms, primarily because of the impairment charge discussed above and a rescheduling of the lease payments. Quarterly lease payments are due to Harris based on the amount of 103% of Harris’ annual depreciation calculated in accordance with U.S. generally accepted accounting principles. Our depreciation expense on this capital lease was $0.3 million and $1.2 million during the quarter and three quarters ended March 28, 2008.
     During the first quarter of fiscal 2008, we paid Harris $3.2 million under this capital lease obligation resulting from the $1.3 million impairment discussed above and the principal payments. As of March 28, 2008, our total capital lease obligation to Harris was $3.2 million.
Liquidity and Capital Resources
  Cash Flows

	Three quarters Ended
	March 28,	March 30,
	2008	2007
	(In millions)
Net cash provided by (used in) operating activities	$35.4	$(11.5)
Net cash provided by (used in) investing activities	2.8	(2.2)
Net cash (used in) provided by financing activities	(11.3)	57.2
Effect of foreign exchange rate changes on cash	0.9	(2.9)

Net increase in cash and cash equivalents	$27.8	$40.6

Cash and Cash Equivalents
     We consider all highly liquid debt instruments purchased with a remaining maturity of three months or less at the time of purchase to be cash equivalents. Our cash and cash equivalents increased by $27.8 million to $97.0 million during the first three quarters of fiscal 2008. We generated $35.4 million in cash flow from operations, $25.3 million in cash and cash equivalents from the sale of short-term investments and realized proceeds from the exercise of stock options of $1.5 million. These increases to cash and cash equivalents were partially offset by our purchase of short-term investments totaling $8.3 million, $6.3 million in purchases of property, plant and equipment, $7.9 million in additions to capitalized software, the repayment of $1.2 million in short-term debt and principal payments of $8.4 million on long-term debt.
     Our cash and cash equivalents increased by $40.6 million to $54.4 million during the first three quarters of fiscal 2007, primarily due to $24.1 million in cash and other transfers from Harris, proceeds from the issuance of $26.9 million of Class B common stock to Harris, $20.4 million in cash acquired from the Stratex acquisition and $17.8 million from the sale of short-term investments and available for sale securities. These increases were partially offset by $4.4 million in purchases of property, plant and equipment, $2.8 million of additions to capitalized software, $33.2 million of purchases of short-term investments and available for sale securities and $11.5 million cash and cash equivalents used in operations.

     We currently believe that existing cash, cash equivalents, short-term investments and available for sale securities, funds generated from operations and access to our credit facility will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for the next 12 months and the foreseeable future. We estimate that approximately $7.0 million of our cash will be used in integration and restructuring activities during the next 12 months. Our total additions of capitalized software and property, plant and equipment for fiscal year 2008 are expected to be in the range of $18 million to $20 million.
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
Net Cash Provided by (Used in) Operating Activities
     Our net cash and cash equivalents provided by operating activities was $35.4 million in the first three quarters of fiscal 2008 compared with $11.5 million used in operating activities in the first three quarters of fiscal 2007. Operating cash flow in the first three quarters of fiscal 2008 was positively affected by $5.5 million net income, a decrease in unbilled costs and inventories and increases in accounts payable and accrued expenses ($1.4 million), an increase in advance payments and unearned income ($4.3 million) and other cash flow from operations. These increases to operating cash flow were partially offset by an increase of $11.7 million in receivables and a $9.7 million decrease to restructuring liabilities and other during the first three quarters of fiscal 2008.
Net Cash Provided by (Used in) Investing Activities
     Our net cash provided by investing activities was $2.8 million in the first three quarters of fiscal 2008 compared with $2.2 million used in investing activities during the first three quarters of fiscal 2007. Net cash used in investing activities in the first three quarters of fiscal 2008 was $8.3 million in purchases of short-term investments, $7.9 million of additions of capitalized software primarily for the purchase and implementation of new enterprise-wide information systems and $6.3 million of additions of property, plant and equipment. These uses of cash in investing activities during the first three quarters of fiscal 2008 were more than offset by the receipt of $25.3 million in proceeds from the sale and maturity of short-term investments and available for sale securities.
     Net cash used in investing activities in the first three quarters of fiscal 2007 was primarily due to $4.4 million of additions of plant and equipment, $2.8 million of additions of capitalized software and $15.4 million of net purchases from short-term investing activities, partially offset by $20.4 million of net cash acquired from the Stratex acquisition.
Net Cash (Used in) Provided by Financing Activities
     Our net cash used in financing activities in the first three quarters of fiscal 2008 was $11.3 million compared with $57.2 million provided by financing activities in the first three quarters of fiscal 2007. The net cash used in financing activities during the first three quarters of fiscal 2008 was for the repayment of $1.2 million in short-term debt, payment of $3.2 million on our capital lease obligation to Harris and $8.4 million in principal payments on long-term debt. We received $1.5 million in proceeds from the exercise of former Stratex stock options during the first three quarters of fiscal 2008.
     During the first three quarters of fiscal 2007, our cash provided by financing activities was primarily from net cash and other transfers from Harris prior to the Stratex acquisition totaling $24.1 million, $26.9 million in proceeds from the issuance of Class B common stock to Harris, $8.3 million in proceeds from the issuance of redeemable preference shares and $1.4 million in proceeds from the exercise of former Stratex stock options. Cash used in financing activities during the first three quarters of fiscal 2007 primarily consisted of $2.6 million of payments on long-term debt.

     Sources of Liquidity
     At March 28, 2008, our principal sources of liquidity consisted of $100.4 million in cash, cash equivalents, short-term investments and available for sale securities and $30.4 million of available credit under our $50 million credit facility.
     Available Credit Facility and Repayment of Debt
     At March 28, 2008, we had $30.4 million of credit available against our $50 million revolving credit facility mentioned above. This amount was determined by reducing the total facility amount of $50 million by the amount of borrowings outstanding and unexpired standby letters of credit as of March 28, 2008. As of that date, the balance of the term loan portion of our credit facility was $11.0 million and there were $8.6 million in unexpired standby letters of credit. There were no borrowings under the short-term debt portion of the facility as of March 28, 2008.
     We are currently negotiating a new credit facility to replace the current facility. Commitments have been received from two commercial banks for a $120 million revolving credit facility with an initial committed amount of $70 million. The existing lender has provided one of the commitment letters. We have negotiated the general terms and conditions of the new credit facility with the banks and are currently finalizing the loan agreement. To allow sufficient time for finalization of the loan documentation for the new facility, the expiry date of the current facility has been extended to July 29, 2008 by an amendment dated April 30, 2008. As a condition of the new facility, the remaining term debt balance will be repaid. However, all standby letters of credit issued by the current lender will remain outstanding.
     Our debt consisted of the following at March 28, 2008 and June 29, 2007:

	March 28,	June 29,
	2008	2007
	(In millions)
Credit Facility with Bank:
Term Loan A	$1.0	$5.7
Term Loan B	10.0	13.8
Other short-term notes	—	1.2

Total	11.0	20.7
Less current portion and short-term notes	(6.0)	(11.9)

Long-term debt	$5.0	$8.8

     Term Loan A of the Credit Facility requires monthly principal payments of $0.5 million plus interest at a fixed rate of 6.38% through May 2008. Term Loan B requires monthly principal payments of $0.4 million plus interest at a fixed rate of 7.25% through March 2010.

     At March 28, 2008, our future debt principal payment obligations were as follows:

Years Ending
in June
(In millions)
2008	$2.3
2009	5.0
2010	3.7

Total	$11.0

     Based on covenants included as part of the credit facility we have to maintain, as measured at the last day of each fiscal quarter, tangible net worth of at least $54 million plus: 1) 25% of net income, as determined in accordance with U.S. GAAP (exclusive of losses); and 2) 50% of any increase to net worth due to subordinated debt or net equity proceeds from either public or private offerings (exclusive of issuances of stock under our employee benefit plans) for such quarter and all preceding quarters since December 31, 2005. We also have to maintain, as measured at the last day of each fiscal month, a ratio of not less than 1.25 determined as follows: (a) the sum of total unrestricted cash and cash equivalents plus short-term and long-term marketable securities plus 25% of all accounts receivable due to us minus certain outstanding bank services and reserve for foreign currency contract transactions divided by (b) the aggregate amount of outstanding borrowings and other obligations to the bank. As of March 28, 2008, we were in compliance with these financial covenants.
     Restructuring and Severance Payments
     We had total liability for restructuring activities of $12.3 million as of March 28, 2008, of which $6.7 million was classified as a current liability and expected to be paid out in cash over the next 12 months.
     Contractual Obligations
     At March 28, 2008, we had contractual cash obligations for repayment of debt and related interest, purchase obligations to acquire goods and services, payments for operating lease commitments, obligations to Harris, payments on our restructuring and severance liabilities, redemption of our preference shares and payment of the related required dividend payments and other current liabilities on our balance sheet in the normal course of business. The amounts disclosed in our Fiscal 2007 Form 10-K included our contractual obligations as of June 29, 2007. During the three quarters ended March 28, 2008, no material changes occurred in our contractual obligations as disclosed in our Fiscal 2007 Form 10-K.
     Commercial Commitments
     We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit and other arrangements with financial institutions and insurers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. The amounts disclosed in our Fiscal 2007 Form 10-K include our commercial commitments. During the three quarters ended March 28, 2008, no material changes occurred in our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2007 Form 10-K.
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
     Exchange Rate Risk
     We use foreign exchange contracts to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers; accounts receivable from, and future committed sales to, customers; and inter-company loans. We believe the use of foreign currency financial instruments reduces the risks that arise from doing business in international markets. At March 28, 2008, we had open foreign exchange contracts with a notional amount of $58.2 million ($52.5 million at June 29, 2007), of which $9.8 million ($15.1 million at June 29, 2007) were designated as Statement 133 hedges and $48.4 million ($37.4 million at June 29, 2007) were not designated as Statement 133 hedges. At March 28, 2008, contract expiration dates ranged from less than one month to 2.5 months with a weighted average contract life of less than one month. The foreign exchange contracts designated as Statement 133 hedges have been used primarily to hedge currency exposures from customer orders denominated in non-functional currencies currently in backlog.
     As of March 28, 2008, we estimated that a pre-tax loss of $0.7 million would be reclassified into earnings from accumulated other comprehensive income within the next three months related to these cash flow hedges.

     We immediately recognize in earnings any portion of a derivative’s change in fair value which is assessed as ineffective in accordance with the provisions of Statement 133. Amounts included in our Condensed Consolidated Statements of Operations (Unaudited) in the first three quarters of fiscal 2008 and the first three quarters of fiscal 2007 representing hedge ineffectiveness were not significant. We recognized less than $0.1 million, in our Condensed Consolidated Statements of Operations (Unaudited) in the quarter and three quarters ended March 28, 2008 and March 30, 2007 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge ineffectiveness. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement 133.
     Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates would have an impact of $5.5 million on the fair value of such instruments.
     Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, short-term investments and bank debt.
     Exposure on Cash Equivalents and Short-term Investments: We do not use derivative financial instruments in our short-term investment portfolio. We invest in high-credit quality issues and, by policy, limit the amount of credit exposure to any one issuer and country. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. As of March 28, 2008, our portfolio does not contain mortgage based and auction rate securities. The portfolio is also diversified by maturity to ensure that funds are readily available as needed to meet our liquidity needs. This policy reduces the potential need to sell securities in order to meet liquidity needs and therefore the potential effect of changing market rates on the value of securities sold.
     As of March 28, 2008, we had $3.4 million of short-term investments with contractual maturities ranging from 1 to 10 months. These investments included certificates of deposit, commercial paper and corporate notes.
     The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our short-term investments are at fixed interest rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our short-term investments prior to maturity have been not been significant. The average number of days to maturity for short-term investments held at March 28, 2008 was 108 days and had an average yield of 4.48% per annum. The average number of days to maturity for our cash equivalents at March 28, 2008 was less than 2 days and had an average yield of 2.84% per annum. The potential loss in fair value resulting from a hypothetical 10% decrease in quoted market price was approximately $0.3 million at March 28, 2008.
     As of March 28, 2008, unrealized losses on short-term investments were less than $0.1 million. The investments have been recorded at fair value on our balance sheet.
     Exposure on Borrowings: Any borrowings under the revolving portion of our credit facility will be at an interest rate of the bank’s prime rate or LIBOR plus 2%. As of March 28, 2008 we had $30.3 million of available credit. All of our borrowings at March 28, 2008 bear interest at fixed rates. A hypothetical 10% change in interest rates would not have a material impact on our financial position, results of operations or cash flows.
Item 4. Controls and Procedures.
     Evaluation of disclosure controls and procedures: Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 28, 2008, our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements — “Note Q.”
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
Item 6. Exhibits.
     The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number	Description

(10.1)	Amendment No. 6 to Amended and Restated Loan and Security Agreement.

(10.15.1)	Employment Agreement with Harald J. Braun.

(10.15.2)	Separation Agreement and Release of All Claims with Guy M. Campbell.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS STRATEX NETWORKS, INC. (Registrant)
Dated: May 6, 2008	By:	/s/ Sarah A. Dudash
Sarah A. Dudash
Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit
Number	Description

(10.1)	Amendment No. 6 to Amended and Restated Loan and Security Agreement.

(10.15.1)	Employment Agreement with Harald J. Braun.

(10.15.2)	Separation Agreement and Release of All Claims with Guy M. Campbell.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.