Form 10-K/A
period 2007-06-29
Harris Stratex Networks, Inc.
filed 2008-09-25
CIK 1377789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number 001-33278
HARRIS STRATEX NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5961564
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

637 Davis Drive	27560
Morrisville, North Carolina	(Zip Code)
(Address of principal executive
offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Class B Common Stock, par value $0.01 per share	None
Warrants	None
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

EXPLANATORY NOTE
We have restated our annual consolidated financial statements for the years ended June 29, 2007, June 30, 2006 and July 1, 2005 in this Amendment to Form 10-K (“Form 10-K/A”) for the year ended June 29, 2007. This Form 10-K/A also reflects the restatement of Item 6 “Selected Financial Data” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)” for the fiscal years ended June 29, 2007, June 30, 2006, July 1, 2005 and July 2, 2004.
Previously filed (i) annual consolidated financial statements for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended June 29, 2007 and (ii) related reports of its independent registered public accountants should no longer be relied upon. This restatement also affects, and is reflected in, other items in this
Form 10-K/A.
Specifically, we have restated our consolidated financial statements related to the following items:
▪	Errors in project work in process inventory accounts within a cost accounting system at one location that resulted in project cost variances not being recorded to cost of sales in a timely manner.

▪	Errors in the reconciliation of inventory and intercompany accounts receivable accounts which resulted in an overstatement of inventory and accounts receivable in prior years.

▪	Errors in prior years’ product warranty liability accruals which resulted in the improper exclusion of costs associated with technical assistance service provided by the Company under its standard warranty policy.
The effect of these restatement items decreased shareholders’ equity cumulatively by $11.6 million and $7.7 million as of June 29, 2007 and June 30, 2006, respectively. In addition, the effect of these restatement items reduced shareholders’ equity by $4.9 million and $1.9 million as of July 1, 2005 and July 2, 2004, respectively. Division equity, which was reclassified to additional paid in capital at the merger date of January 26, 2007, deceased from the amount previously reported by $8.3 million. Net loss was increased by $3.9 million, $2.8 million, $3.0 million and $1.9 million for the fiscal years ended June 29, 2007, June 30, 2006, July 1, 2005 and July 2, 2004 respectively.
This restatement is more fully described in Part I herein under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)” and in Item 15 “Exhibits and Financial Statement Schedules” of Part IV of our consolidated financial statements and related notes, including, without limitation, in Note D “Restatement to Previously Issued Financial Statements” to such consolidated financial statements.

HARRIS STRATEX NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K/A
For the Fiscal Year Ended June 29, 2007
This Annual Report on Form 10-K/A contains trademarks of Harris Stratex Networks, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K/A, including “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated),” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements of, about, concerning or regarding: our plans, strategies and objectives for future operations; our research and development efforts and new product releases and services; trends in revenue; drivers of our business and the markets in which we operate; future economic conditions, performance or outlook and changes in our industry and the markets we serve; the outcome of contingencies; the value of our contract awards; beliefs or expectations; the sufficiency of our cash and our capital needs and expenditures; our intellectual property protection; our compliance with regulatory requirements and the associated expenses; expectations regarding litigation; our intention not to pay cash dividends; seasonality of our business; the impact of foreign exchange and inflation; taxes; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects,” “targets,” “goals,” “seeing,” “delivering,” “continues,” “forecasts,” “future,” “predict,” “might,” “could,” “potential,” or the negative of these terms, and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Form 10-K/A. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we undertake no obligation, other than as imposed by law, to update forward-looking statements to reflect further developments or information obtained after the date of filing of this Form 10-K/A or, in the case of any document incorporated by reference, the date of that document, and disclaim any obligation to do so.
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
Harris Stratex Networks, Inc. was incorporated in Delaware in 2006 to combine the businesses of Harris Corporation’s Microwave Communications Division (“MCD”) and Stratex Networks, Inc. (“Stratex”). Our principal executive offices are located at 637 Davis Drive, Morrisville, North Carolina 27560. Our telephone number is (919) 767-3230. Our Internet address is www.harrisstratex.com. Our common stock is listed on the NASDAQ Global Market under the symbol HSTX. On August 1, 2007, we employed approximately 1,440 people. Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company,” “HSTX” and “Harris Stratex” as used in this Annual Report on Form 10-K/A refer to Harris Stratex Networks, Inc. and its subsidiaries.
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
The Stratex acquisition was accounted for as a purchase business combination. Total consideration paid by us was approximately $493.1 million as summarized in the following table (see Note E to consolidated financial statements):

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
Overview of Integrated Company after the Business Combination
We design, manufacture and sell a range of wireless networking products, solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe. Products include point-to-point digital microwave radio systems for mobile system access, backhaul, trunking and license-exempt applications, supporting new network deployments, network expansion, and capacity upgrades. We offer a broad range of products, including the products developed and sold by both Stratex and MCD. We deliver our products and services through three reportable business segments: North America Microwave, International Microwave and Network Operations. Network Operations serves all markets worldwide. Revenue and other financial information regarding our business segments is set forth on pages 50-53 of this Annual Report on Form 10-K/A.
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
There has been an increase in capital spending in the wireless telecommunications industry in recent years. The demand for high-speed wireless transmission products has been growing at a slightly higher rate than the wireless industry as a whole. We believe that this growth is directly related to a growing global subscriber base for mobile wireless communications services, increased demand for fixed wireless transmission solutions and demand for new services delivered from next-generation networks capable of delivering broadband services. Major driving factors for such growth include the following:
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
Strategy
Our objective is to enhance our position as a leading provider of innovative, high-value wireless transmission solutions for the worldwide mobile, network interconnection and broadband access markets. To achieve this objective, our strategy is to:
•	Continue to serve our existing customer base. As a combined company, we have sold more than 750,000 microwave radios in over 135 countries. Today, our sales are distributed about evenly between the United States and international markets, with the international segment growing at a faster rate. We intend to leverage our customer base, our longstanding presence in many countries, our distribution channels, our comprehensive product line and our turnkey solution capability to continue to sell existing and new products and services to current customers.

•	Continue to grow our North America business. The North American market has been a traditional stronghold for MCD, and Harris Stratex Networks continues to be a clear leader in the U.S. wireless transmission market. We plan to continue our growth and leadership with innovative TRuepoint solutions for cellular backhaul, public safety, government, utilities, transportation and other market segments. Eclipse will play a growing role in cellular backhaul and in carrier Ethernet, a new type of networking using data links for all types of carrier services, including voice.

•	Continue to grow our international business. We believe we are well-positioned to take advantage of worldwide market opportunities for wireless infrastructure to significantly grow our international business. We have a strong presence in Africa, as well as Europe, the Middle East and Russia, (“EMER”) and a growing presence in the Asia-Pacific region and South America. We plan to pursue opportunities in high-growth markets in all of these regions, leveraging our innovative products, full turnkey solution capability and professional services. Our new international headquarters in the Republic of Singapore (“Singapore ”) is now in operation as a base for our international business and a sales and service hub for the Asia-Pacific region, reflecting and supporting our growing focus on international markets.

•	Continue to introduce innovative products that meet the needs of our customers. We have a long history of introducing innovative products into the telecommunications industry. Both Eclipse and TRuepoint offer high-value solutions to virtually every type of service provider or network operator. Eclipse offers a flexible, cost-efficient nodal solution that reduces external equipment requirements, while TRuepoint offers flexible, high-performance, high-reliability wireless networking for all global capacity and frequency requirements.

•	Expand existing markets and explore new market opportunities. We intend to expand our presence in the mobile wireless market by exploiting market opportunities created by the growing number of global wireless subscribers, increasing global minutes of use, the continuing emergence of new services and the commitment of developing nations around the world to expand national infrastructure to all population areas via cost-efficient, rapidly installed microwave radio networks. We also intend to expand our market share in the emerging data business. In particular, carrier-grade Ethernet market opportunities are starting to emerge and Eclipse is ideally suited to meet those needs.

•	Offer complete turnkey solutions. We plan to continue leveraging more than eight decades of microwave experience in the combined companies to offer industry-leading professional services, from network planning to site builds, system deployment and network monitoring.

•	Deliver superior customer service. We intend to keep improving our industry-leading customer service organization to maximize our customers’ satisfaction with our solutions and loyalty to us as a solution provider.
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
The particular economic, social and political conditions for business conducted outside the U.S. differ from those encountered by domestic businesses. We believe that the overall business risk for our international business as a whole is somewhat greater than that faced by our domestic operations as a whole. For a discussion of the risks we are subject to as a result of our international operations, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K/A.
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

Web site Access to Harris Stratex Networks Reports; Available Information
General. We maintain an Internet Web site at http://www.harrisstratex.com/. Our annual reports on Form 10-K/A, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our Web site as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
We will also provide the reports in electronic or paper form free of charge upon request. Our Web site and the information posted thereon are not incorporated into this Annual Report on Form 10-K/A or any other report that we file with or furnish to the SEC. All reports we file with or furnish to the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room, 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Additional information relating to our businesses, including our operating segments, is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated).”
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
Harris Stratex Networks, Inc. was incorporated in the State of Delaware in October, 2006.
Item 1A. Risk Factors.
As indicated above in this Annual Report on Form 10-K/A under “Cautionary Statement Regarding Forward-Looking Statements,” all statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements of, about, concerning or regarding: our plans, strategies and objectives for future operations; new products, services or developments; trends in revenue; future economic conditions, performance or outlook; the outcome of contingencies; the value of our contract awards; beliefs or expectations; and assumptions underlying any of the foregoing. These statements reflect the current beliefs, expectations, estimates, forecasts or intent of our management and are subject to and involve certain risks and uncertainties. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. In addition to the risks described elsewhere in this Annual Report on Form 10-K/A and in certain of our other filings with the SEC, the following risks and uncertainties, among others, could cause our actual results to differ materially from those contemplated by us or by any forward-looking statement contained herein. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this Annual Report on Form 10-K/A and our other public filings.
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
Other Risks
We may not be profitable.
As measured under U.S. generally accepted accounting principles (“U.S. GAAP”), we have incurred a net loss in each of the last five fiscal years. In fiscal 2007, we incurred a net loss of $21.8 million and in fiscal 2006, we incurred a net loss of $38.6 million. We can give no assurance that we will be consistently profitable, if at all.
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
In 2004, Stratex began commercial shipments of the Eclipse product. Eclipse is a wireless transmission platform that uses a nodal architecture to provide multiplexing, routing and cross-connection functions, in addition to radio transmission, to reduce the network operators’ deployments costs. To a large extent, our future profitability depends on the continued success and price competitiveness of Eclipse. In fiscal years 2005 and 2006, Stratex recorded $39.6 million and $134.5 million, respectively, of revenue from sales of Eclipse products. In fiscal 2007, we recorded $105.9 million in revenue during the five month period ended June 29, 2007 and Stratex recorded $108.1 million in revenue during the seven month period ended January 26, 2007, for a total of $214.0 million in revenue from sales of Eclipse products during our fiscal year 2007.
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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. Pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 (also known as the SOX Act), and beginning with our Annual Report on Form 10-K/A for the fiscal year ending June 27, 2008, our management will be required to certify to and report on, and its independent registered public accounting firm will be required to attest to, the effectiveness of our internal controls over financial reporting as of June 27, 2008. If we fail to maintain effective internal controls over financial reporting, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively impacted. As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Stratex’s Annual Report on Form 10-K/A for the year ended March 31, 2006, as amended, Stratex determined there were two material weaknesses in its internal control over financial reporting as defined in standards established by the Public Company Accounting Oversight Board (“PCAOB”). In general, a “material weakness” (as defined in PCAOB Auditing Standard No. 2) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. In fiscal 2006, Stratex devoted significant resources to remediate and improve its internal controls related to these material weaknesses. Stratex believes that these efforts have remediated the concerns that gave rise to the “material weakness” related to revenue recognition. However, due to the assessment of Stratex’s internal controls over financial reporting as of March 31, 2006, Stratex had identified the continuation of a material weakness in the review of the financial statements of international operations and the period-end financial close and reporting process for Stratex’s consolidated operations. Historically, Harris has only been required to certify or report on or receive an attestation from its independent registered public accounting firm with respect to Harris, taken as a whole, and not MCD in particular. We are currently in the process of reviewing, documenting and testing our internal controls over financial reporting. We will continue reviewing our internal controls over the financial close and reporting process, and will implement additional controls as needed. However, we cannot be certain that our controls over our financial processes and reporting will be adequate in the future, and we may incur significant additional expenses in complying with these provisions of the SOX Act. Any failure to maintain effective internal controls over financial reporting could cause us to prepare inaccurate financial statements, subject us to a misappropriation of assets or cause us to fail to meet our SEC reporting obligations on a timely basis, which could materially and adversely affect the trading price of our Class A common stock.
As previously announced on July 30, 2008, we concluded that our consolidated financial statements for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 would be restated for the correction of errors contained in those consolidated financial statements. In conjunction with the identification of these errors, we also identified certain weaknesses in our internal control structure that led to these errors. Refer to Item 9A in Part II of this Form 10-K/A where these internal control deficiencies are further discussed.
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
As of June 29, 2007, the locations and approximate floor space of our principal offices and facilities in productive use (including the two additional leased facilities mentioned above) were as follows:

		Owned	Leased
		(square	(square
Location	Major Activities	feet)	feet)
San Antonio, Texas	Office, manufacturing	130,000	—
Wellington, New Zealand	Office, R&D center	58,000	—
Lanarkshire, Scotland	Office, repair center	33,000	—
San Jose, California (three facilities)	Offices, R&D center, warehouse	—	98,000
Montreal, Canada	Office, R&D center	—	79,000
Redwood Shores, California	Office	—	75,000
Morrisville, North Carolina	Headquarters, R&D center	—	60,000
People’s Republic of China (three facilities)	Offices, manufacturing	—	42,000
Redwood City, California	Office	—	18,000
Paris, France (two facilities)	Offices	—	15,000
Republic of Singapore	Office	—	13,000
Mexico City, Mexico (two facilities)	Offices, warehouse	—	12,000
23 other facilities	Offices	—	67,000

Totals		221,000	479,000

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
For more information about our lease obligations, see “Note T — Lease Commitments” and “Note O — Restructuring Activities” of Notes to Consolidated Financial Statements, which are included in Part II, Item 8 of this Annual Report on Form 10-K/A.

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
Equity Compensation Plans
The equity compensation plan information required to be provided in this Annual Report on Form 10-K/A is incorporated by reference to the section of our Proxy Statement for our Annual Meeting of Shareholders to be held on November 14, 2007, entitled “Executive Compensation” to be filed with the SEC.
Performance Graph
The following graph compares the cumulative total return on our common stock with the cumulative total return of the Total Return Index for The NASDAQ Stock Market (U.S. Companies) and the NASDAQ Telecommunications Index for the five-month period commencing January 29, 2007. The stock price performance shown on the graph below is not necessarily indicative of future price performance.
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
Item 6.  Selected Financial Data (Restated).
The following table summarizes our selected historical financial information for each of the last five fiscal years. The selected financial information as of June 29, 2007; June 30, 2006; and July 1, 2005 and for the fiscal years ended June 29, 2007; June 30, 2006; July 1, 2005; and July 2, 2004 has been derived from our consolidated financial statements, for which data presented for fiscal years 2007, 2006 and 2005 are included elsewhere in this Annual Report on Form 10-K/A. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)” which discusses our restatement of previously issued financial statements and the Consolidated Financial Statements and Notes, included elsewhere in this Annual Report on Form 10-K/A.

	Fiscal Years Ended
	June 29,	June 30,	July 1,	July 2,
	2007(1)	2006(2)	2005	2004(3)	June 27,
	(Restated)	(Restated)	(Restated)	(Restated)	2003(4)
	(In millions)
Results of Operations:
Revenue from product sales and services	$507.9	$357.5	$310.4	$329.8	$297.5
Cost of product sales and services	(361.2)	(275.2)	(223.5)	(246.0)	(221.7)
Net loss	(21.8)	(38.6)	(6.8)	(22.2)	(35.2)
Basic and diluted net loss per common share	(0.88)	N/A	N/A	N/A	N/A

	As of
	June 29,	June 30,	July 1,	July 2,
	2007(1)	2006(2)	2005	2004(3)	June 27,
	(Restated)	(Restated)	(Restated)	(Restated)	2003(4)
	(In millions)
Balance Sheet Data:
Total assets	$1,025.5	$344.9	$358.1	$342.3	$398.3
Long-term liabilities	65.0	12.6	14.2	15.0	11.9
Total net assets	746.4	244.3	275.4	244.6	272.4

(1)	The merger with Stratex and the contribution transaction occurred on January 26, 2007. Results of operations for the business acquired in the merger were included in fiscal 2007 from that date only. Thus, operating results in fiscal 2007 are not directly comparable to operating results for the prior fiscal years. In addition, during fiscal 2007, we recorded $15.3 million in acquired in-process research and development expenses, $9.1 million in amortization of developed technology, tradenames, customer relationships, contract backlog and non-compete agreements, $8.6 million in amortization of fair value adjustments for inventory and fixed assets related to the acquisition of Stratex, $4.2 million in restructuring charges and $3.6 million in merger-related integration charges to our International Microwave segment. In addition, we recorded $1.4 million in amortization of developed technology, tradenames, customer relationships, contract backlog and non-compete agreements, $0.4 million in amortization of fair value adjustments for inventory and fixed assets related to the acquisition of Stratex, $5.1 million in restructuring charges and $2.7 million in merger related integration charges to our North America microwave segment.

(2)	Fiscal 2006 results include a $39.6 million after-tax charge related to inventory write-downs and other charges associated with product discontinuances, as well as the planned shutdown of manufacturing activities at our plant in Montreal, Canada.

(3)	Fiscal 2004 results include a $7.3 million charge related to cost-reduction measures and fixed asset write-downs.

(4)	Fiscal 2003 results include an $8.6 million write-down of inventory related to the exit from unprofitable products and the shut-down of our manufacturing plant in Brazil, as well as an $8.3 million charge related to cost-reduction measures.
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated).
Restatement of Previously Issued Financial Statements
As previously announced on July 30, 2008, we concluded that our consolidated financial statements for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 would be restated for the correction of errors contained in those consolidated financial statements. The effect of these restatement items decreased shareholders’ equity cumulatively by $11.6 million and $7.7 million as of June 29, 2007 and June 30, 2006, respectively. In addition, the effect of these restatement items reduced shareholders’ equity by $4.9 million and $1.9 million as of July 1, 2005 and July 2, 2004, respectively. Division equity, which was reclassified to additional paid in capital at the merger date of January 26, 2007, decreased from the amount previously reported by $8.3 million. Previously reported net loss was increased by $3.9 million, $2.8 million, $3.0 million and $1.9 million for the fiscal years ended June 29, 2007, June 30, 2006, July 1, 2005 and July 2, 2004 respectively. The restatement had no impact on our net cash flows from operations, financing activities or investing activities. Details of the nature of the corrections are as follows:
Inventory
Project costs are accumulated in work in process inventory accounts in our cost accounting systems. As products are shipped or otherwise meet our revenue recognition criteria, these project costs are recorded to cost of sales. Estimates may be required at the point of sale if certain costs have been incurred but not yet invoiced to us. On a routine and periodic basis, we review the work in process balances related to these projects to ensure all appropriate costs have been recorded to cost of sales in a timely manner and in the period to which they relate.
During fiscal year 2008, we determined that this review had not been performed in a manner sufficient to identify significant project cost variances remaining in certain inventory accounts, and that the resulting errors impacted prior quarters and prior years. To correct this error, we decreased work in process inventory compared to amounts previously recorded by $9.6 million and $5.0 million as of June 29, 2007 and June 30, 2006, respectively, and increased cost of external product sales and services by $4.6 million, $2.1 million and $2.4 million for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005, respectively. A $0.5 million increase in the cost of external product sales and services was recorded in fiscal years prior to 2005.
Inventory and Intercompany Account Reconciliations
During the course of the year end close for the fiscal year ending June 27, 2008, we determined that certain account reconciliation adjustments recorded in the fourth quarter of fiscal 2008, which related primarily to inventory and intercompany accounts receivable accounts, should have been recorded in prior quarters or prior years. We determined that certain manual controls had not been performed for certain periods, resulting in accounting errors. More specifically, we identified errors in the work in process inventory balances resulting from incorrect account reconciliation processes. To correct this error, we decreased work in process inventory compared with amounts previously recorded by $1.9 million and $0.5 million as of June 29, 2007 and June 30, 2006, respectively, and increased cost of external product sales by $1.4 million, $0.6 million and $0.3 million for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005, respectively. A $0.4 million decrease in the cost of external product sales was recorded in fiscal years prior to 2005.
We also identified errors in accounts receivable balances as a result of control deficiencies in the recording and elimination of intercompany transactions. To correct this error, we decreased accounts receivable by $2.2 million at June 29, 2007 and June 30, 2006, compared with amounts previously recorded and increased selling and administrative expenses by $0.1 million and $0.3 million for the fiscal years ended June 30, 2006 and July 1, 2005, respectively. A $1.8 million increase in selling and administrative expenses was recorded in fiscal years prior to 2005.
Warranty Liability
Our liability for product warranties contains the estimated accrual for certain technical assistance service provided under our standard warranty policy. We determined that these costs had not been properly included in the warranty liability estimates in the balance sheet of Stratex at the date of acquisition. To correct this error, we recorded an adjustment to increase the warranty liability and increase goodwill related to the Stratex acquisition by $1.1 million as of June 29, 2007.
Deferred Tax Liability
Taking into consideration the restatement adjustments described above, we reassessed our income tax provision in accordance with Statement of Financial Accounting Standards No. 109. As a result, we recorded an adjustment to decrease the net deferred tax liability balance and increase the income tax benefit by $2.1 million as of and for the fiscal year ended June 29, 2007. For periods prior to January 26, 2007, income tax expense has been determined as if MCD had been a stand-alone entity, although the actual tax liabilities and tax consequences applied only to Harris. Income tax expense for those periods relates to income taxes paid or to be paid in foreign jurisdictions for which net operating loss carryforwards were not available and domestic taxable income is deemed offset by tax loss carryforwards for which an income tax valuation allowance had been previously provided for in the financial statements. Thus, there was no change in our tax provision for periods prior to fiscal 2007.

The following tables present the impact of the restatement adjustments on our previously reported consolidated balance sheets as of June 29, 2007 and June 30, 2006, as well as the impact on our previously reported consolidated statements of operations and cash flows for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended June 29, 2007
	As Previously
	Reported	Adjustments	As Restated
	(In millions, except per share amounts)
Net revenues from product sales and services	$507.9	$—	$507.9
Cost of product sales and services:
Cost of external product sales	(281.2)	(5.1)	(286.3)
Cost of product sales with Harris Corporation	(1.3)	—	(1.3)

Total cost of product sales	(282.5)	(5.1)	(287.6)
Cost of services	(64.3)	(0.9)	(65.2)
Cost of sales billed from Harris Corporation	(5.4)	—	(5.4)
Amortization of purchased technology	(3.0)	—	(3.0)

Total cost of product sales and services	(355.2)	(6.0)	(361.2)

Gross margin	152.7	(6.0)	146.7
Research and development expenses	(39.4)	—	(39.4)
Selling and administrative expenses	(92.1)	—	(92.1)
Selling and administrative expenses with Harris Corporation	(6.8)	—	(6.8)

Total research, development, selling and administrative expenses	(138.3)	—	(138.3)
Acquired in-process research and development	(15.3)	—	(15.3)
Amortization of identifiable intangible assets	(7.5)	—	(7.5)
Restructuring charges	(9.3)	—	(9.3)
Corporate allocations expense from Harris Corporation	(3.7)	—	(3.7)

Operating loss	(21.4)	(6.0)	(27.4)
Interest income	1.8	—	1.8
Interest expense	(2.3)	—	(2.3)

Loss before provision for income taxes	(21.9)	(6.0)	(27.9)
Benefit for income taxes	4.0	2.1	6.1

Net loss	$(17.9)	$(3.9)	$(21.8)

Basic and diluted net loss per common share	$(0.72)	$(0.16)	$(0.88)
Basic and diluted weighted average shares outstanding	24.7		24.7

	For the Fiscal Year Ended June 30, 2006
	As Previously
	Reported	Adjustments	As Restated
	(In millions, except per share amounts)
Net revenues from product sales and services	$357.5	$—	$357.5
Cost of product sales and services:
Cost of external product sales	(222.7)	(2.4)	(225.1)
Cost of product sales with Harris Corporation	(7.4)	—	(7.4)

Total cost of product sales	(230.1)	(2.4)	(232.5)
Cost of services	(37.1)	(0.3)	(37.4)
Cost of sales billed from Harris Corporation	(5.3)	—	(5.3)
Amortization of purchased technology	—	—	—

Total cost of product sales and services	(272.5)	(2.7)	(275.2)

Gross margin	85.0	(2.7)	82.3
Research and development expenses	(28.8)	—	(28.8)
Selling and administrative expenses	(62.9)	(0.1)	(63.0)
Selling and administrative expenses with Harris Corporation	(5.6)	—	(5.6)

Total research, development, selling and administrative expenses	(97.3)	(0.1)	(97.4)
Acquired in-process research and development	—	—	—
Amortization of identifiable intangible assets	—	—	—
Restructuring charges	(3.8)	—	(3.8)
Corporate allocations expense from Harris Corporation	(12.4)	—	(12.4)

Operating loss	(28.5)	(2.8)	(31.3)
Interest income	0.5	—	0.5
Interest expense	(1.0)	—	(1.0)

Loss before provision for income taxes	(29.0)	(2.8)	(31.8)
Provision for income taxes	(6.8)	—	(6.8)

Net loss	$(35.8)	$(2.8)	$(38.6)

Basic and diluted net loss per common share	N/A		N/A
Basic and diluted weighted average shares outstanding	N/A		N/A

	For the Fiscal Year Ended July 1, 2005
	As Previously
	Reported	Adjustments	As Restated
	(In millions, except per share amounts)
Net revenues from product sales and services	$310.4	$—	$310.4
Cost of product sales and services:
Cost of external product sales	(181.5)	(1.7)	(183.2)
Cost of product sales with Harris Corporation	(3.7)	—	(3.7)

Total cost of product sales	(185.2)	(1.7)	(186.9)
Cost of services	(31.3)	(1.0)	(32.3)
Cost of sales billed from Harris Corporation	(4.3)	—	(4.3)
Amortization of purchased technology	—	—	—

Total cost of product sales and services	(220.8)	(2.7)	(223.5)

Gross margin	89.6	(2.7)	86.9
Research and development expenses	(28.0)	—	(28.0)
Selling and administrative expenses	(52.8)	(0.3)	(53.1)
Selling and administrative expenses with Harris Corporation	(6.0)	—	(6.0)

Total research, development, selling and administrative expenses	(86.8)	(0.3)	(87.1)
Acquired in-process research and development	—	—	—
Amortization of identifiable intangible assets	—	—	—
Restructuring charges	—	—	—
Corporate allocations expense from Harris Corporation	(6.2)	—	(6.2)

Operating loss	(3.4)	(3.0)	(6.4)
Interest income	0.9	—	0.9
Interest expense	(1.0)	—	(1.0)

Loss before provision for income taxes	(3.5)	(3.0)	(6.5)
Provision for income taxes	(0.3)	—	(0.3)

Net loss	$(3.8)	$(3.0)	$(6.8)

Basic and diluted net loss per common share	N/A		N/A
Basic and diluted weighted average shares outstanding	N/A		N/A

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 29, 2007
	As Previously
	Reported	Adjustments	As Restated
		(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$69.2	$—	$69.2
Short-term investments and available for sale securities	20.4	—	20.4
Receivables	185.3	(2.2)	183.1
Unbilled costs	36.9	—	36.9
Inventories	135.7	(11.5)	124.2
Deferred income taxes	4.1	—	4.1
Other current assets	21.7	—	21.7

Total current assets	473.3	(13.7)	459.6
Long-Term Assets
Property, plant and equipment	80.0	—	80.0
Goodwill	323.6	1.1	324.7
Identifiable intangible assets	144.5	—	144.5
Other long-term assets	16.7	—	16.7

	564.8	1.1	565.9

Total assets	$1,038.1	$(12.6)	$1,025.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$1.2	$—	$1.2
Current portion of long-term debt	10.7	—	10.7
Accounts payable	84.7	—	84.7
Compensation and benefits	11.5	—	11.5
Other accrued items	44.7	1.1	45.8
Advance payments and unearned income	22.3	—	22.3
Income taxes payable	6.8	—	6.8
Restructuring liabilities	10.8	—	10.8
Current portion of long-term capital lease obligation to Harris Corporation	3.1	—	3.1
Due to Harris Corporation	17.2	—	17.2

Total current liabilities	213.0	1.1	214.1
Long-term liabilities	67.1	(2.1)	65.0

Total liabilities	280.1	(1.0)	279.1
Total shareholders’ equity	758.0	(11.6)	746.4

Total liabilities and shareholders’ equity	$1,038.1	$(12.6)	$1,025.5

	As of June 30, 2006
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$13.8	$—	$13.8
Short-term investments and available for sale securities	—	—	—
Receivables	123.9	(2.2)	121.7
Unbilled costs	25.5	—	25.5
Inventories	71.9	(5.5)	66.4
Deferred income taxes	—	—	—
Other current assets	6.7	—	6.7

Total current assets	241.8	(7.7)	234.1
Long-Term Assets
Property, plant and equipment	52.2	—	52.2
Goodwill	28.3	—	28.3
Identifiable intangible assets	6.4	—	6.4
Other long-term assets	23.9	—	23.9

	110.8	—	110.8

Total assets	$352.6	$(7.7)	$344.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$0.2	$—	$0.2
Current portion of long-term debt	—	—	—
Accounts payable	42.1	—	42.1
Compensation and benefits	17.4	—	17.4
Other accrued items	16.9	—	16.9
Advance payments and unearned income	9.2	—	9.2
Income taxes payable	—	—	—
Restructuring liabilities	2.2	—	2.2
Current portion of long-term capital lease obligation to Harris Corporation	—	—	—
Due to Harris Corporation	—	—	—

Total current liabilities	88.0	—	88.0
Long-term liabilities	12.6	—	12.6

Total liabilities	100.6	—	100.6
Total shareholders’ equity	252.0	(7.7)	244.3

Total liabilities and shareholders’ equity	$352.6	$(7.7)	$344.9

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended June 29, 2007
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Net loss	$(17.9)	$(3.9)	$(21.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of identifiable intangible assets acquired in the Stratex acquisition	25.8	—	25.8
Other noncash charges related to the Stratex acquisition	7.9	—	7.9
Depreciation and amortization of property, plant and equipment and capitalized software	14.5	—	14.5
Noncash stock-based compensation expense	3.9	—	3.9
Write-down of inventory	—	—	—
Decrease in fair value of warrants	(0.6)	—	(0.6)
Gain on sale of land and building	—	—	—
Deferred income tax (benefit) expense	(10.9)	(2.1)	(13.0)
Changes in operating assets and liabilities, net of effects from acquisition:
Receivables	(23.8)	—	(23.8)
Unbilled costs and inventories	(39.1)	6.0	(33.1)
Accounts payable and accrued expenses	10.1	—	10.1
Advance payments and unearned income	12.8	—	12.8
Due to Harris Corporation	4.6	—	4.6
Other	(0.4)	—	(0.4)

Net cash used in operating activities	(13.1)	—	(13.1)

Net cash provided by investing activities	14.3	—	14.3

Net cash provided by financing activities	57.3	—	57.3

Effect of exchange rate changes on cash and cash equivalents	(3.1)	—	(3.1)

Net increase in cash and cash equivalents	55.4	—	55.4
Cash and cash equivalents, beginning of year	13.8	—	13.8

Cash and cash equivalents, end of year	$69.2	$—	$69.2

	For the Fiscal Year Ended June 30, 2006
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Net loss	$(35.8)	$(2.8)	$(38.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of identifiable intangible assets acquired in the Stratex acquisition	—	—	—
Other noncash charges related to the Stratex acquisition	—	—	—
Depreciation and amortization of property, plant and equipment and capitalized software	15.7	—	15.7
Noncash stock-based compensation expense	—	—	—
Write-down of inventory	38.5	—	38.5
Decrease in fair value of warrants	—	—	—
Gain on sale of land and building	(1.8)	—	(1.8)
Deferred income tax (benefit) expense	5.7	—	5.7
Changes in operating assets and liabilities, net of effects from acquisition:
Receivables	(5.1)	0.1	(5.0)
Unbilled costs and inventories	(27.3)	2.7	(24.6)
Accounts payable and accrued expenses	18.0	—	18.0
Advance payments and unearned income	2.4	—	2.4
Due to Harris Corporation	(1.5)	—	(1.5)
Other	10.7	—	10.7

Net cash provided by operating activities	19.5	—	19.5

Net cash used in investing activities	(8.2)	—	(8.2)

Net cash used in financing activities	(5.8)	—	(5.8)

Effect of exchange rate changes on cash and cash equivalents	0.5	—	0.5

Net increase in cash and cash equivalents	6.0	—	6.0
Cash and cash equivalents, beginning of year	7.8	—	7.8

Cash and cash equivalents, end of year	$13.8	$—	$13.8

	For the Fiscal Year Ended July 1, 2005
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Net loss	$(3.8)	$(3.0)	$(6.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of identifiable intangible assets acquired in the Stratex acquisition	—	—	—
Other noncash charges related to the Stratex acquisition	—	—	—
Depreciation and amortization of property, plant and equipment and capitalized software	14.6	—	14.6
Noncash stock-based compensation expense	—	—	—
Write-down of inventory	—	—	—
Decrease in fair value of warrants	—	—	—
Gain on sale of land and building	—	—	—
Deferred income tax (benefit) expense	—	—	—
Changes in operating assets and liabilities, net of effects from acquisition:
Receivables	0.2	0.3	0.5
Unbilled costs and inventories	(16.0)	2.7	(13.3)
Accounts payable and accrued expenses	(4.5)	—	(4.5)
Advance payments and unearned income	(5.0)	—	(5.0)
Due to Harris Corporation	(0.8)	—	(0.8)
Other	11.1	—	11.1

Net cash used in operating activities	(4.2)	—	(4.2)

Net cash used in investing activities	(19.4)	—	(19.4)

Net cash provided by financing activities	24.9	—	24.9

Effect of exchange rate changes on cash and cash equivalents	1.2	—	1.2

Net increase in cash and cash equivalents	2.5	—	2.5
Cash and cash equivalents, beginning of year	5.3	—	5.3

Cash and cash equivalents, end of year	$7.8	$—	$7.8

QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Fiscal 2007

	For the Quarter Ended
	September 29, 2006
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$93.6	$—	$93.6
Gross margin	30.8	0.7	31.5
Income from operations	5.3	0.7	6.0
Net income	4.8	0.7	5.5
Basic and diluted net income per common share	N/A	—	N/A
Market price range common stock
High	N/A	—	N/A
Low	N/A	—	N/A
Quarter-end Close	N/A	—	N/A

	For the Quarter Ended
	December 29, 2006
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$101.2	$—	$101.2
Gross margin	34.8	(1.3)	33.5
Income from operations	6.2	(1.3)	4.9
Net income	5.8	(1.3)	4.5
Basic and diluted net income per common share	N/A	—	N/A
Market price range common stock
High	N/A	—	N/A
Low	N/A	—	N/A
Quarter-end Close	N/A	—	N/A

	For the Quarter Ended
	March 30, 2007
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$139.0	$—	$139.0
Gross margin	36.0	(2.3)	33.7
Loss from operations	(22.7)	(2.3)	(25.0)
Net loss	(23.2)	(1.4)	(24.6)
Basic and diluted net loss per common share	(0.58)	(0.03)	(0.61)
Market price range common stock
High	21.3	—	21.3
Low	18.2	—	18.2
Quarter-end Close	19.2	—	19.2

	For the Quarter Ended
	June 29, 2007
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$174.1	$—	$174.1
Gross margin	51.1	(3.1)	48.0
Loss from operations	(10.2)	(3.1)	(13.3)
Net loss	(5.3)	(1.9)	(7.2)
Basic and diluted net loss per common share	(0.09)	(0.03)	(0.12)
Market price range common stock
High	20.1	—	20.1
Low	14.9	—	14.9
Quarter-end Close	18.0	—	18.0
Fiscal 2006

	For the Quarter Ended
	September 30, 2005
	As
	Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$84.7	$—	$84.7
Gross margin	26.8	(0.1)	26.7
Income from operations	6.1	(0.1)	6.0
Net income	5.7	(0.1)	5.6
Basic and diluted net income per common share	N/A	—	N/A

	For the Quarter Ended
	December 30, 2005
	As
	Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$88.7	$—	$88.7
Gross deficit	(6.2)	(0.2)	(6.4)
Loss from operations	(31.7)	(0.3)	(32.0)
Net loss	(37.4)	(0.3)	(37.7)
Basic and diluted net loss per common share	N/A	—	N/A

	For the Quarter Ended
	March 31, 2006
	As
	Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$73.6	$—	$73.6
Gross margin	25.1	(1.1)	24.0
Loss from operations	(6.1)	(1.0)	(7.1)
Net loss	(6.9)	(1.0)	(7.9)
Basic and diluted net loss per common share	N/A	—	N/A

	For the Quarter Ended
	June 30, 2006
	As
	Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$110.5	$—	$110.5
Gross margin	39.2	(1.2)	38.0
Income from operations	3.3	(1.5)	1.8
Net income	2.8	(1.4)	1.4
Basic and diluted net income per common share	N/A	—	N/A
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

The Stratex acquisition was accounted for as a purchase business combination with MCD considered the acquirer for accounting purposes. Thus, the historical results discussed herein for periods prior to January 26, 2007 represent the separate financial results of MCD on a carve-out basis. Total consideration paid by us was approximately $493.1 million as summarized in the following table (see Note E to consolidated financial statements):

Calculation of Allocable Purchase Price	January 26, 2007
(In millions)
Value of Harris Stratex Networks shares issued to Stratex Networks stockholders	$464.9
Value of Stratex Networks vested options assumed	15.5
Acquisition costs	12.7

Total allocable purchase price	$493.1

Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is sometimes referred to in this Annual Report on Form 10-K/A as the MD&A, is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to our consolidated financial statements and related notes beginning on page 65 of this report.
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

Fiscal 2007 Compared to Fiscal 2006 and Fiscal 2006 Compared to Fiscal 2005
Revenue and Net Loss (Restated)

			2007/2006		2006/2005
	2007	2006	% Increase/	2005	% Increase/
	(Restated)	(Restated)	(Decrease)	(Restated)	(Decrease)
	(In millions, except percentages)
Revenue	$507.9	$357.5	42.1%	$310.4	15.2%
Net loss	$(21.8)	$(38.6)	(43.5)%	$(6.8)	N/M
% of revenue	(4.3)%	(10.8)%	—	(2.2)%	—

N/M Not meaningful
Fiscal 2007 Compared with Fiscal 2006 (Restated)
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
Our fiscal 2007 net loss was $21.8 million compared to a net loss of $38.6 million in fiscal 2006. The fiscal 2007 net loss reflected the following charges related to the acquisition of Stratex: $15.3 million write-off of acquired in-process research and development; $6.3 million of charges related primarily to severance and integration activities undertaken in connection with the merger; $9.0 million amortization of a portion of the fair value adjustments related to inventory and fixed assets; and $10.5 million of amortization related to developed technology, trade names, customer relationships, contract backlog and non-competition agreements. These charges were classified in cost of product sales and services or selling and administrative expenses depending on the nature of the charge.
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
These charges were partially offset by income generated from the operations acquired from Stratex, and by the margin generated by the increased revenue from our North America Microwave segment. In fiscal 2007 we recorded a net tax benefit of $6.1 million, compared to a tax provision of $6.8 million in fiscal 2006. The tax benefit recorded in fiscal 2007 resulted primarily from foreign tax credits earned by our international operations during the fiscal year.
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

Fiscal 2006 Compared with Fiscal 2005 (Restated)
Our revenue for fiscal 2006 was $357.5 million, an increase of $47.1 million or 15.2% compared to fiscal 2005. Net loss for fiscal 2006 was $38.6 million compared to fiscal 2005 net loss of $6.8 million. Fiscal 2006 revenue increased in both the North America Microwave and International Microwave segments by 5.2% and 35.4% from June 2005, respectively. The increase was partially offset by a decrease in revenue in the Network Operations segment of 26.9% from June 2005.
Our net loss of $38.6 million in fiscal 2006 included the impact of $39.6 million in charges related to the International microwave segment associated with product discontinuances and the shutdown of manufacturing activities in Montreal, Canada. Corporate allocations expense from Harris increased from $6.2 million in fiscal 2005 to $12.4 million in fiscal 2006. Corporate allocations expense in fiscal 2006 included the impact of a $5.4 million corporate allocation related to the settlement of arbitration proceedings in connection with our former analog base station business and related services.
Gross Margin (Restated)

			2007/2006		2006/2005
			%		%
	2007	2006	Increase/	2005	Increase/
	(Restated)	(Restated)	(Decrease)	(Restated)	(Decrease)
	(In millions, except percentages)
Revenue	$507.9	$357.5	42.1%	$310.4	15.2%
Cost of product sales and services	$361.2	$275.2	31.3%	$223.5	23.1%
Gross margin	$146.7	$82.3	78.3%	$86.9	(5.3)%
% of revenue	28.9%	23.0%	—	28.0%	—
Fiscal 2007 Compared with Fiscal 2006 (Restated)
Our fiscal 2007 gross margin was $146.7 million, or 28.9% of revenue, compared to $82.3 million, or 23.0% of revenue, for fiscal 2006. Our fiscal 2006 gross margin was negatively impacted by a $34.9 million write-down of inventory related to product discontinuances and there was no comparable write-down in fiscal 2007. Our fiscal 2007 gross margin was reduced by the following amounts related to the acquisition of Stratex: $8.3 million amortization of a portion of the fair value adjustments related to inventory and fixed assets; and $3.0 million of amortization on developed technology. Our fiscal 2007 gross margin was also impacted by an increase in gross margin attributed to the gross margin generated by the products and services acquired from Stratex and the margin generated by the increase in revenue from our North America Microwave segment.
Fiscal 2006 Compared with Fiscal 2005 (Restated)
Our fiscal 2006 gross margin of $82.3 million represented 23.0% of revenue, compared to 28.0% in fiscal 2005. The gross margin percentage decline reflected $34.9 million, or 9.8% of revenue, of inventory write-downs associated with product discontinuances in fiscal 2006. Gross margins benefited from increased shipments of TRuepoint, a new family of lower-cost, higher margin microwave radios. See “Discussion of Business Segments” below for further information.
Research and Development Expenses

			2007/2006		2006/2005
			%		%
			Increase/		Increase/
	2007	2006	(Decrease)	2005	(Decrease)
	(In millions, except percentages)
Research and development expenses	$39.4	$28.8	36.8%	$28.0	2.9%
% of revenue	7.8%	8.1%	—	9.0%	—

Fiscal 2007 Compared with Fiscal 2006
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
Fiscal 2006 Compared with Fiscal 2005
R&D expenses were $28.8 million in fiscal 2006, compared to $28.0 million in fiscal 2005. As a percent of revenue, these expenses decreased from 9.0% in fiscal 2005 to 8.1% in fiscal 2006. The increase of $0.8 million was primarily due to higher spending in 2006 related to our new TRuepoint family of microwave radios.
Selling and Administrative Expenses (Restated)

			2007/2006		2006/2005
			%		%
	2007	2006	Increase/	2005	Increase/
	(Restated)	(Restated)	(Decrease)	(Restated)	(Decrease)
	(In millions, except percentages)
Selling and administrative expenses	$98.9	$68.6	44.2%	$59.1	16.1%
% of revenue	19.5%	19.2%	N/M	19.0%	N/M

N/M Not meaningful
Fiscal 2007 Compared with Fiscal 2006 (Restated)
Our fiscal 2007 selling and administrative (S&A) expenses increased to $98.9 million from $68.6 million in fiscal 2006. As a percentage of revenue, these expenses increased from 19.2% of revenue in fiscal 2006 to 19.5% of revenue in fiscal 2007. Of the total increase, $19.8 million of the increase is attributable to the selling and administrative expenses acquired from Stratex. S&A expenses in fiscal 2006 were favorably impacted by a $1.8 million gain on the sale of a building in San Antonio, Texas. The remainder of the increase is due to higher selling expenses resulting from the increase in revenue.
Fiscal 2006 Compared with Fiscal 2005 (Restated)
S&A expenses increased from $59.1 million in fiscal 2005 to $68.6 million in fiscal 2006. As a percentage of revenue, these expenses increased from 19.0% in fiscal 2005 to 19.2% in fiscal 2006. The S&A increase is primarily related to charges associated with product discontinuances, stock-based compensation expense, and increased selling costs related to the 15.2% increase in sales, partially offset by the $1.8 million gain in 2006 as noted above. See “Discussion of Business Segments” below for further information.
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
Income Taxes (Restated)

			2007/2006		2006/2005
			%		%
	2007	2006	Increase/	2005	Increase/
	(Restated)	(Restated)	(Decrease)	(Restated)	(Decrease)
	(In millions, except percentages)
Loss before income taxes	$(27.9)	$(31.8)	12.3%	$(6.5)	N/M
Income tax benefit (expense)	$6.1	$(6.8)	189.7%	$(0.3)	N/M
% of loss before income taxes	21.9%	21.4%	—	4.6%	—
The basis for determining our income tax benefit (expense) is discussed in “Note R – Income Taxes” of the Consolidated Financial Statements under Part II, Item 8 below.
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
At June 29, 2007, we had $8.8 million of federal alternative minimum tax (“AMT”) credit carryforwards, which do not expire. We also had U.S. net operating loss carryforwards of approximately $108.0 million. The tax loss carryforwards have expiration dates ranging between one year and no expiration in certain instances. We recorded a full valuation allowance on the net operating loss carryforward in the opening balance sheet of Stratex under purchase accounting. This adjustment resulted in an increase to goodwill. Any realization of this net operating loss carryforward in the future will be recorded as a reduction to goodwill. We also had foreign tax credit carryforwards in the amount of $4.7 million, which will begin to expire in 2017.
For periods prior to January 26, 2007, income tax expense has been determined as if MCD had been a stand-alone entity, although the actual tax liabilities and tax consequences applied only to Harris. Our income tax expense for those periods relates to income taxes paid or to be paid in foreign jurisdictions for which net operating loss carryforwards were not available and domestic taxable income is deemed offset by tax loss carryforwards for which an income tax valuation allowance had been previously provided for in the financial statements. Thus, there was no change in our tax provision for periods prior to fiscal 2007.
Related Party Transactions
Prior to the Stratex acquisition, Harris provided information services, human resources, financial shared services, facilities, legal support, and supply chain management services to us. The charges for these services were billed to us primarily based on actual usage.
These amounts were charged directly to us and were not part of the corporate allocations expense in the consolidated statements of operations for the periods presented in this report. The amount charged to us for these services was $12.2 million, $10.9 million and $10.3 million in fiscal years 2007, 2006 and 2005, respectively. These amounts are included in the cost of product sales and services and engineering, selling and administrative expenses captions in the consolidated statements of operations for the periods presented in this report.
There are other services Harris provided to us prior to the Stratex acquisition that were not directly charged to the Company. These functions and amounts are explained above under the subtitle “Basis of Presentation.” These amounts are included within “Due to Harris Corporation” on the consolidated balance sheets. Additionally, we have other receivables and payables in the normal course of business with Harris. These amounts are netted within “Due to Harris Corporation” on the consolidated balance sheets. Total receivables from Harris were $0.7 million and $7.5 million at June 29, 2007 and June 30, 2006, respectively. Total payables to Harris were $17.9 million and $20.1 million at June 29, 2007 and June 30, 2006.

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
We have sales to, and purchases from, other Harris entities from time to time. Prior to the merger, the entity initiating the transaction sold to the other Harris entity at cost or transfer price, depending on jurisdiction. The entity making the sale to the end customer recorded the profit on the transaction above cost or transfer price, depending on jurisdiction. Subsequent to the merger, sales to and purchases from Harris entities are recorded at market price. Our sales to other Harris entities were $1.9 million, $6.5 million and $3.1 million in fiscal 2007, 2006 and 2005, respectively. We also recognized costs associated with related party purchases from Harris of $6.7 million, $12.7 million and $8.0 million in fiscal 2007, 2006 and 2005, respectively.
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
Prior to January 26, 2007, MCD used certain assets in Canada owned by Harris that were not contributed to us as part of the Combination Agreement. We continue to use these assets in our business and we entered into a 5 year lease agreement to accommodate this use. This agreement is a capital lease under U.S. generally accepted accounting principles. At June 29, 2007, our lease obligation to Harris was $5.9 million and the related asset amount is included in our property, plant and equipment. Quarterly lease payments are due to Harris based on the amount of 103% of Harris’ annual depreciation calculated in accordance with U.S. generally accepted accounting principles. Our depreciation expense on this capital lease was $0.8 million in fiscal 2007. As of June 29, 2007, the future minimum payments for this lease are $3.1 million for fiscal 2008, $1.0 million for fiscal 2009, $0.6 million for fiscal 2010, $0.4 million for fiscal 2011 and $0.8 million for fiscal 2012.
Discussion of Business Segments
North America Microwave Segment (Restated)

			2007/2006		2006/2005
			%		%
	2007	2006	Increase/	2005	Increase/
	(Restated)	(Restated)	(Decrease)	(Restated)	(Decrease)
	(In millions, except percentages)
Revenue	$216.3	$168.1	28.7%	$159.8	5.2%
Segment operating income	$6.3	$14.8	(57.4)%	$8.9	66.3%
% of revenue	2.9%	8.8%	—	5.6%	—
Fiscal 2007 Compared with Fiscal 2006 (Restated)
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

Fiscal 2007 operating income was reduced by the following amounts related to the acquisition of Stratex: $0.4 million amortization of the fair value adjustments for fixed assets, $1.4 million amortization of developed technology, trade names, customer relationships, and non-compete agreements, and $5.1 million of restructuring charges and $2.7 million of integration and severance charges undertaken in connection with the merger including the reduction in force at our Montreal facility. North America operating income increased by $0.8 million attributable to the acquisition of Stratex.
Operating margin as a percentage of revenue also declined from 2006 to 2007 due to a higher mix of lower margin service revenue in fiscal 2007 compared to fiscal 2006.
Fiscal 2006 Compared with Fiscal 2005 (Restated)
North America Microwave segment revenue increased by $8.3 million or 5.2% from fiscal 2005 to fiscal 2006. This segment had operating income of $14.8 million in fiscal 2006 compared to operating income of $8.9 million in fiscal 2005. The strengthening market for microwave radios primarily drove the increase in revenue. Demand for both private networks and mobile service providers continued to be driven by capacity expansion and by network upgrades to provide high-reliability, high-bandwidth applications.
The increase in operating income was primarily due to increased shipments in fiscal 2006 of TRuepoint, a family of lower-cost microwave radios. This was partially offset by increased engineering, selling and administrative expenses in fiscal 2006 when compared to fiscal 2005 as a result of increased selling expenses and stock and cash based compensation plan expenses.
International Microwave Segment (Restated)

			2007/2006		2006/2005
			%		%
	2007	2006	Increase/	2005	Increase/
	(Restated)	(Restated)	(Decrease)	(Restated)	(Decrease)
	(In millions, except percentages)
Revenue	$272.2	$172.3	58.0%	$127.2	35.5%
Segment operating loss	$(31.3)	$(34.8)	10.1%	$(13.5)	N/M
% of revenue	(11.5)%	(20.2)%	N/M	(10.6)%	N/M

N/M Not meaningful
Fiscal 2007 Compared with Fiscal 2006 (Restated)
International microwave segment revenue increased by $99.9 million or 58.0% from fiscal 2006 to fiscal 2007. Revenue in fiscal 2007 included $116.0 million from products and services obtained in the Stratex acquisition. Excluding the impact of the revenue from Stratex products and services, our International Microwave revenue declined by $16 million.
This segment had an operating loss of $31.3 million for fiscal 2007 compared to an operating loss of $34.8 million for fiscal 2006. The operating loss for fiscal 2007 reflected the following charges related to the acquisition of Stratex: $15.3 million write off of in-process research and development, $8.6 million amortization of the fair value adjustments for inventory and fixed assets, $9.1 million amortization of developed technology, trade names, customer relationships, contract backlog and non-compete agreements, and $4.2 million of restructuring charges including the reduction in force at our Paris facility, and $3.6 million of integration expenses associated with the merger. The operating loss for fiscal 2006 reflected $34.9 million of inventory write-downs related to product discontinuances, and $3.8 million in restructuring costs associated with relocating our Montreal manufacturing activities to our San Antonio, Texas manufacturing plant. International operating income increased by $9.0 million attributable to the acquisition of Stratex.
Operating margin as a percentage of revenue also declined from 2006 to 2007 due to a higher mix of lower margin service revenue in fiscal 2007 compared to fiscal 2006.

Fiscal 2006 Compared with Fiscal 2005 (Restated)
International microwave segment revenue increased by $45.1 million or 35.5% from fiscal 2005 to fiscal 2006. This segment had an operating loss of $34.8 million in fiscal 2006 compared to an operating loss of $13.5 million in fiscal 2005. The success of this segment’s TRuepoint radio products and a strengthening market for microwave radios primarily drove the increase in revenue.
The increase in operating loss was primarily due to $39.6 million of inventory write-downs and severance costs associated with product discontinuances and the shut-down of our Montreal, Canada manufacturing activities. During the second quarter of fiscal 2005, we successfully completed the release of the TRuepoint product family, which is our product offering for the low- and mid-capacity microwave radio market segments. In light of the market acceptance of this product family, as demonstrated by TRuepoint product sales, management announced during the second quarter of fiscal 2006 a manufacturer’s discontinuance, or “MD”, of the MicroStar(R) M/H, MicroStar L and Galaxytm product families (the product families the TRuepoint product line was developed to replace) and of the ClearBursttm product family, a product line that shared manufacturing facilities with the MicroStar and the Galaxy product lines in Montreal, Canada. In November 2005, letters were sent to MicroStar, Galaxy and ClearBurst customers, informing them of the MD announcement.
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

Network Operations Segment

			2007/2006		2006/2005
			%		%
	2007	2006	Increase/	2005	Increase/
			(Decrease)		(Decrease)
	(In millions, except percentages)
Revenue	$19.4	$17.1	13.5%	$23.4	(26.9)%
Segment operating income	$1.3	$1.1	18.2%	$4.4	(75.0)%
% of revenue	6.7%	6.4%	N/M	18.8%	N/M

N/M Not meaningful
Fiscal 2007 Compared with Fiscal 2006
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
Fiscal 2006 Compared with Fiscal 2005
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

Net Cash (Used in) Provided by Operating Activities (Restated)
Our net cash used in operating activities was $13.1 million in fiscal 2007 compared to $19.5 million cash provided by operating activities in fiscal 2006. Operating cash flow was negatively affected primarily due to increases in receivables, inventories and unbilled costs. These negative cash flow items were partially offset by increases in accounts payable and accrued expenses, advance payments and unearned income and amounts due to Harris. The increase in inventories was due to the build-up of several large projects scheduled to ship during the remainder of calendar 2007.
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
Available Credit Facility and Repayment of Debt
At June 29, 2007, we had $24.2 million of credit available against our $50 million revolving credit facility with a commercial bank as mentioned above. The total amount of revolving credit available is $50 million less the outstanding balance of the term loan portion and any usage under the revolving credit portion. The balance of the term loan portion of our credit facility was $19.5 million as of June 29, 2007 and there was $6.3 million outstanding in standby letters of credit as of that date, which are defined as usage under the revolving credit portion of the facility. There were no borrowings under the short-term debt portion of the facility as of June 29, 2007. As the term loans are repaid, additional credit becomes available under the revolving credit portion of the facility.
Our debt consisted of the following at June 29, 2007 and June 30, 2006:

	As of June 29,	As of June 30,
	2007	2006
	(In millions)
Credit Facility with Bank:
Term Loan A	$5.7	$0.0	*
Term Loan B	13.8	0.0	*
Other short-term notes	1.2	0.2

Total	20.7	0.2
Less current portion and short-term notes	(11.9)	(0.2)

Long-term debt	$8.8	$0.0

*	The debt balances assumed as a result of the Stratex acquisition were not our obligations as of June 30, 2006.
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

Based on covenants included as part of the credit facility we have to maintain, as measured at the last day of each fiscal quarter, tangible net worth of at least $54 million plus (1) 25% of net income, as determined in accordance with U.S. GAAP (exclusive of losses) and (2) 50% of any increase to net worth due to subordinated debt or net equity proceeds from either public or private offerings (exclusive of issuances of stock under our employee benefit plans) for such quarter and all preceding quarters since December 31, 2005. We also were obligated to maintain, as measured at the last day of each fiscal month, a ratio of not less than 1.25 determined as follows: (a) the sum of total unrestricted cash and cash equivalents plus short-term and long-term marketable securities plus 25% of all accounts receivable due to us minus certain outstanding bank services and reserve for foreign currency contract transactions divided by (b) the aggregate amount of outstanding borrowings and other obligations to the bank. As of June 29, 2007, we were in compliance with these financial covenants.
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
Contractual Obligations (Restated)
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

	Obligations Due by Fiscal Year (Restated)
			2009 &	2011 &
	Total	2008	2010	2012	After 2012
Long-term debt	$19.5	$10.7	$8.8	$—	$—
Interest on long-term debt	1.6	1.0	0.6	—	—
Purchase obligations(1)	23.6	23.6	—	—	—
Operating lease commitments	17.3	6.7	8.7	1.9	—
Amounts due to Harris Corporation	17.2	17.2	—	—	—
Capital lease obligation to Harris Corporation	5.9	3.1	1.6	1.2	0.0
Restructuring and severance liabilities	26.9	15.1	9.0	2.8	0.0
Redeemable preference shares(2)	8.3	—	—	—	8.3
Dividend requirements on redeemable preference shares(3)	9.5	1.0	2.0	2.0	4.5
Current liabilities on the balance sheet(4)	142.6	142.6	—	—	—

Total contractual cash obligations	$272.4	$221.0	$30.7	$7.9	$12.8

(1)	From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf in the event we cancel or terminate the purchasing agreement. It is not our intent, nor is it reasonably likely, that we would cancel a purchase order that we have executed. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, we have no basis to estimate any future liability under these agreements.

(2)	Assumes the mandatory redemption will occur more than five years from June 29, 2007.

(3)	The dividend rate is 12% and assumes no redemptions for five years from June 29, 2007.

(4)	Includes short-term debt, accounts payable, liabilities for compensation, benefits and other accrued items and income taxes payable, less the current portion of severance liabilities included in other accrued items.

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
As of June 29, 2007, we did not have material financial guarantees or other contractual commitments that were reasonably likely to adversely affect liquidity. In addition, we were not a party to any related party transactions that materially affected our results of operations, cash flows or financial condition.
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

	Expiration of Commitments by Fiscal Year
					After
	Total	2008	2009	2010	2010
	(In millions)
Standby letters of credit used for:
Bids	$3.1	$3.1	$—	$—	$—
Down payments	0.1	0.1	—	—	—
Performance	10.4	8.6	1.5	0.3	—
Warranty	0.1	—	—	0.1	—

	13.7	11.8	1.5	0.4	—
Surety bonds used for:
Bids	1.3	1.3	—	—	—
Performance	25.8	25.8	—	—	—

	27.1	27.1	—	—	—
Guarantees	0.5	0.4	—	—	0.1

Total commitments	$41.3	$39.3	$1.5	$0.4	$0.1

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
Exposure on Borrowings
As of June 29, 2007, we had $24.2 million of available credit at an interest rate equal to the bank’s prime rate or the London Interbank Offered Rate (LIBOR) plus 2%. A 10% change in interest rates would not have had material impact on our financial position, results of operations or cash flows since our interest on our long-term debt is fixed rate. Our short-term debt of $1.2 million at June 29, 2007 bears interest at a variable rate (14% at June 29, 2007). A 10% change in interest rates would not have had material impact on our financial position, results of operations or cash flows since interest on our short-term debt is not material to our overall financial position.
Impact of Foreign Exchange
Approximately 91% of our international business was transacted in non-U.S. Dollar environments in fiscal 2007. The impact of translating the assets and liabilities of foreign operations to U.S. dollars is included as a component of shareholders’ equity. At June 29, 2007, the cumulative translation adjustment increased shareholders’ equity by less than $0.1 million compared to a reduction of $1.5 million as of June 30, 2006. We utilize foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on our results in fiscal 2007, 2006 or 2005.

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
Critical Accounting Policies
The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our significant accounting policies are more fully described in Note B — Significant Accounting Policies in the Notes to Consolidated Financial Statements. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies and estimates as disclosed in the Notes. We consider the estimates discussed below as critical to an understanding of our financial statements because their application places the most significant demands on our judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting estimates are described in the following paragraphs. The impact and any associated risks related to these estimates on our business operations are discussed throughout this MD&A where such estimates affect our reported and expected financial results. Senior management has discussed the development and selection of the critical accounting policies and estimates and the related disclosure included herein with the Audit Committee of our Board of Directors. Preparation of this Annual Report on Form 10-K/A requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.
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

As of June 29, 2007, our reserve for excess and obsolete inventory was $14.2 million, or 10.3% of the gross inventory balance, which compares to a reserve of $18.2 million, or 21.5% of the gross inventory balance as of June 30, 2006. In the first two quarters of fiscal 2006, we had significant write-downs in inventory due to the discontinuance of legacy products in the International microwave segment. The accuracy of our forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.
Goodwill and Intangible Assets (Restated)
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
There are many assumptions and estimates underlying the determination of the fair value of a reporting unit. These assumptions include projected cash flows, discount rates, comparable market prices of similar businesses, recent acquisitions of similar businesses made in the marketplace and a review of the financial and market conditions of the underlying business. We completed impairment tests as of June 29, 2007, with no adjustment to the carrying value of goodwill. Goodwill on our consolidated balance sheet as of June 29, 2007 and June 30, 2006 was $324.7 million and $28.3 million, respectively. The accuracy of our estimate of the fair value of our reporting units and future changes in the assumptions used to make these estimates could result in the recording of an impairment loss. A 10% decrease in our estimate of the fair value of the net assets acquired in the Stratex acquisition in our International microwave segment would lead to further tests for impairment as described above. A 10% decrease, however, in our estimate of our Network Operations and North American Microwave segments fair value would not lead to further tests for impairment as described above.
Income Taxes and Tax Valuation Allowances (Restated)
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
Our consolidated balance sheet as of June 29, 2007 includes a current deferred tax asset of $4.1 million, a non-current deferred income tax asset of $0.5 million and a non-current deferred tax liability of $29.4 million. This compares to a net non-current deferred tax asset of $9.6 million as of June 30, 2006. For all jurisdictions for which we have deferred tax, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to deferred income taxes, which is reflected in our consolidated balance sheet, was $96.9 million as of June 29, 2007 and $69.2 million as of June 29, 2006. The increase in valuation allowance from fiscal 2006 to fiscal 2007 is primarily due to us establishing a valuation allowance on the deferred tax assets acquired in the merger. The accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.
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
For periods prior to January 26, 2007, income tax expense has been determined as if we had been a stand-alone entity, although the actual tax liabilities and tax consequences applied only to Harris. In such periods, income tax expense related to income taxes paid or to be paid in international jurisdictions for which net operating loss carryforwards were not available and domestic taxable income is deemed offset by tax loss carryforwards for which an income tax valuation allowance had been previously provided for in the financial statements.
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
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks. For a discussion of such policies and procedures and the related risks, see “Financial Risk Management” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated),” which is incorporated by reference into this Item 7A.

Item 8.  Financial Statements and Supplementary Data (Restated).

Index to Financial Statements	Page
Report of Independent Registered Public Accounting Firm	64
Consolidated Statements of Operations — Fiscal Years ended June 29, 2007 (Restated); June 30, 2006 (Restated); and July 1, 2005 (Restated)	65
Consolidated Balance Sheets — June 29, 2007 (Restated) and June 30, 2006 (Restated)	66
Consolidated Statements of Cash Flows — Fiscal Years ended June 29, 2007 (Restated); June 30, 2006 (Restated); and July 1, 2005 (Restated)	67
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) — Fiscal Years ended June 29, 2007 (Restated); June 30, 2006 (Restated); and July 1, 2005 (Restated)	68
Notes to Consolidated Financial Statements (Restated)	69
For each of the Fiscal Years ended June 29, 2007; June 30, 2006; and July 1, 2005 Schedule II — Valuation and Qualifying Accounts	122

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
As described in Note D, the consolidated financial statements referred to above have been restated to correct the accounting for inventory, accounts receivable, product warranties, and income taxes.

/s/ Ernst & Young LLP
Raleigh, North Carolina
August 16, 2007, except for Note D,
as to which the date is September 12, 2008

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	June 29, 2007	June 30, 2006	July 1, 2005
	(Restated)	(Restated)	(Restated)
	(In millions, except per share amounts)
Revenue from product sales and services:
Revenue from external product sales	$409.1	$299.1	$260.2
Revenue from product sales with Harris Corporation	1.9	6.5	3.1

Total revenue from product sales	411.0	305.6	263.3
Revenue from services:	96.9	51.9	47.1

Total revenue from product sales and services	507.9	357.5	310.4
Cost of product sales and services:
Cost of external product sales	(286.3)	(225.1)	(183.2)
Cost of product sales with Harris Corporation	(1.3)	(7.4)	(3.7)

Total cost of product sales	(287.6)	(232.5)	(186.9)
Cost of services	(65.2)	(37.4)	(32.3)
Cost of sales billed from Harris Corporation	(5.4)	(5.3)	(4.3)
Amortization of purchased technology	(3.0)	—	—

Total cost of product sales and services	(361.2)	(275.2)	(223.5)

Gross margin	146.7	82.3	86.9
Research and development expenses	(39.4)	(28.8)	(28.0)
Selling and administrative expenses	(92.1)	(63.0)	(53.1)
Selling and administrative expenses with Harris Corporation	(6.8)	(5.6)	(6.0)

Total research, development, selling and administrative expenses	(138.3)	(97.4)	(87.1)
Acquired in-process research and development	(15.3)	—	—
Amortization of identifiable intangible assets	(7.5)	—	—
Restructuring charges	(9.3)	(3.8)	—
Corporate allocations expense from Harris Corporation	(3.7)	(12.4)	(6.2)

Operating loss	(27.4)	(31.3)	(6.4)
Interest income	1.8	0.5	0.9
Interest expense	(2.3)	(1.0)	(1.0)

Loss before provision for income taxes	(27.9)	(31.8)	(6.5)
Benefit (provision) for income taxes	6.1	(6.8)	(0.3)

Net loss	$(21.8)	$(38.6)	$(6.8)

Basic and diluted net loss per common share	$(0.88)	N/A	N/A
Basic and diluted weighted average shares outstanding	24.7	N/A	N/A

N/A —	Prior to January 26, 2007, the Company was a division of Harris Corporation and there were no shares outstanding for purposes of loss per share calculations. Basic and diluted weighted average shares outstanding are calculated based on the daily outstanding shares, reflecting the fact that no shares were outstanding prior to January 26, 2007.
See accompanying Notes to Consolidated Financial Statements.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of June 29,	As of June 30,
	2007	2006
	(Restated)	(Restated)
	(In millions, except share amounts)
ASSETS
Current Assets
Cash and cash equivalents	$69.2	$13.8
Short-term investments and available for sale securities	20.4	—
Receivables	183.1	121.7
Unbilled costs	36.9	25.5
Inventories	124.2	66.4
Deferred income taxes	4.1	—
Other current assets	21.7	6.7

Total current assets	459.6	234.1
Long-Term Assets
Property, plant and equipment	80.0	52.2
Goodwill	324.7	28.3
Identifiable intangible assets	144.5	6.4
Capitalized software	9.7	9.1
Non-current notes receivable	5.3	3.8
Non-current deferred income taxes	0.5	9.6
Other assets	1.2	1.4

	565.9	110.8

Total assets	$1,025.5	$344.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$1.2	$0.2
Current portion of long-term debt	10.7	—
Accounts payable	84.7	42.1
Compensation and benefits	11.5	17.4
Other accrued items	45.8	16.9
Advance payments and unearned income	22.3	9.2
Income taxes payable	6.8	—
Restructuring liabilities	10.8	2.2
Current portion of long-term capital lease obligation to Harris Corporation	3.1	—
Due to Harris Corporation	17.2	—

Total current liabilities	214.1	88.0
Long-Term Liabilities
Long-term debt	8.8	—
Long-term portion of capital lease obligation to Harris Corporation	2.8	—
Restructuring and other long-term liabilities	11.8	—
Redeemable preference shares	8.3	—
Warrants	3.9	—
Deferred income taxes	29.4	—
Due to Harris Corporation	—	12.6

Total liabilities	279.1	100.6
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, Class A, $0.01 par value; 300,000,000 shares authorized; issued and outstanding 25,400,856 shares at June 29, 2007, none issued at June 30, 2006	0.3	—
Common stock, Class B $0.01 par value; 100,000,000 shares authorized; issued and outstanding 32,913,377 shares at June 29, 2007, none issued at June 30, 2006	0.3	—
Additional paid-in-capital	770.0	—
Division equity	—	245.7
Accumulated deficit	(24.2)	—
Accumulated other comprehensive loss	—	(1.4)

Total shareholders’ equity	746.4	244.3

Total liabilities and shareholders’ equity	$1,025.5	$344.9

See accompanying Notes to Consolidated Financial Statements.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	June 29,	June 30,	July 1,
	2007	2006	2005
	(Restated)	(Restated)	(Restated)
	(In millions)
Operating Activities
Net loss	$(21.8)	$(38.6)	$(6.8)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of identifiable intangible assets acquired in the Stratex acquisition	25.8	—	—
Other noncash charges related to the Stratex acquisition	7.9	—	—
Depreciation and amortization of property, plant and equipment and capitalized software	14.5	15.7	14.6
Noncash stock-based compensation expense	3.9	—	—
Write-down of inventory	—	38.5	—
Decrease in fair value of warrants	(0.6)	—	—
Gain on sale of land and building	—	(1.8)	—
Deferred income tax (benefit) expense	(13.0)	5.7	—
Changes in operating assets and liabilities, net of effects from acquisition:
Receivables	(23.8)	(5.0)	0.5
Unbilled costs and inventories	(33.1)	(24.6)	(13.3)
Accounts payable and accrued expenses	10.1	18.0	(4.5)
Advance payments and unearned income	12.8	2.4	(5.0)
Due to Harris Corporation	4.6	(1.5)	(0.8)
Other	(0.4)	10.7	11.1

Net cash (used in) provided by operating activities	(13.1)	19.5	(4.2)

Investing Activities
Proceeds from sale of land and building	—	4.6	—
Cash acquired from the Stratex acquisition, net of acquisition costs of $12.7 million	20.4	—	—
Purchases of short-term investments and available for sale securities	(30.7)	—	—
Sales of short-term investments and available for sale securities	35.8	—	—
Additions of property, plant and equipment	(8.3)	(9.6)	(9.3)
Additions of capitalized software	(2.9)	(3.2)	(10.1)

Net cash provided by (used in) investing activities	14.3	(8.2)	(19.4)

Financing Activities
Proceeds from issuance of short-term debt	10.8	9.4	4.4
Payments on short-term debt	(9.8)	(10.2)	(9.1)
Proceeds from issuance of redeemable preference shares	8.3	—	—
Payments on long-term debt	(5.2)	—	—
Proceeds from issuance of Class B common stock to Harris Corporation	26.9	—	—
Proceeds from exercise of former Stratex stock options	3.1	—	—
Registration costs for Class A common stock issued in Stratex acquisition	(1.1)	—	—
Proceeds from exercise of former Stratex warrants	0.2	—	—
Net cash and other transfers from (to) Harris Corporation prior to the Stratex acquisition	24.1	(5.0)	29.6

Net cash provided by (used in) financing activities	57.3	(5.8)	24.9

Effect of exchange rate changes on cash and cash equivalents	(3.1)	0.5	1.2

Net increase in cash and cash equivalents	55.4	6.0	2.5
Cash and cash equivalents, beginning of year	13.8	7.8	5.3

Cash and cash equivalents, end of year	$69.2	$13.8	$7.8

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2.0	$1.0	$0.9
Income taxes	6.6	1.1	0.2
See accompanying Notes to Consolidated Financial Statements.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS)

			Additional			Accumulated	Total
	Common	Common	Paid-in	Division	Accumulated	Other	Shareholders’
	Stock	Stock	Capital	Equity	Deficit	Comprehensive	Equity
	Class A	Class B	(Restated)	(Restated)	(Restated)	Loss	(Restated)
	(In millions)
Balance at July 2, 2004 (As previously reported)	$—	$—	$—	$268.3	$—	$(21.8)	$246.5

Cumulative effect of restatement	—	—	—	(1.9)	—	—	(1.9)

Balance at July 2, 2004 (Restated)	$—	$—	$—	$266.4	$—	$(21.8)	$244.6
Net loss (Restated)	—	—	—	(6.8)	—	—	(6.8)
Foreign currency translation	—	—	—	—	—	7.7	7.7
Net unrealized gain on hedging activities, net of $0 tax	—	—	—	—	—	0.2	0.2

Comprehensive income (Restated)							1.1
Net increase in investment from Harris Corporation	—	—	—	29.7	—	—	29.7

Balance at July 1, 2005 (Restated)	$—	$—	$—	$289.3	$—	$(13.9)	$275.4
Net loss (Restated)	—	—	—	(38.6)	—	—	(38.6)
Foreign currency translation	—	—	—	—	—	12.7	12.7
Net unrealized loss on hedging activities, net of $0 tax	—	—	—	—	—	(0.2)	(0.2)

Comprehensive loss (Restated)							(26.1)
Net decrease in investment from Harris Corporation	—	—	—	(5.0)	—	—	(5.0)

Balance at June 30, 2006 (Restated)	$—	$—	$—	$245.7	$—	$(1.4)	$244.3
Net income for the period from July 1, 2006 through January 26, 2007 (Restated)	—	—	—	2.4	—	—	2.4
Net loss for the period from January 27, 2007 through June 29, 2007(Restated)	—	—	—	—	(24.2)	—	(24.2)
Foreign currency translation	—	—	—	—	—	1.5	1.5
Net unrealized loss on hedging activities, net of $0 tax	—	—	—	—	—	(0.1)	(0.1)

Comprehensive loss (Restated)							(20.4)
Net increase in investment from Harris Corporation	—	—	—	8.5	—	—	8.5
Return of capital to Harris Corporation	—	—	—	(14.4)	—	—	(14.4)
Reclassification of Division Equity to Additional Paid-in Capital on January 26, 2007 (Restated)	—	—	242.2	(242.2)	—	—	—
Issuance of Class B Common Stock to Harris Corporation (32,913,377 shares)	—	0.3	26.6	—	—	—	26.9
Issuance of Class A Common Stock to former Stratex Shareholders (24,782,153 shares)	0.3	—	477.3	—	—	—	477.6
Vested Stratex equity awards	—	—	15.5	—	—	—	15.5
Employee stock option exercises, net of $0 tax (324,181 shares)	—	—	3.1	—	—	—	3.1
Stock option tax benefits	—	—	0.3	—	—	—	0.3
Exercise of warrants	—	—	0.2	—	—	—	0.2
Compensatory stock awards (294,522 shares)	—	—	4.8	—	—	—	4.8

Balance at June 29, 2007 (Restated)	$0.3	$0.3	$770.0	$—	$(24.2)	$—	$746.4

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
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
Pursuant to the merger with Stratex, each share of Stratex common stock was converted into one-fourth of a share of our Class A common stock. As a result of the transaction, 24,782,153 shares of our Class A common stock were issued to the former holders of Stratex common stock. In the contribution transaction, Harris contributed the assets of MCD, along with $32.1 million in cash, and in exchange, we assumed certain liabilities of Harris related to MCD and issued 32,913,377 shares of our Class B common stock to Harris. This contribution by Harris resulted in the reclassification of division equity totaling $242.2 million to additional paid-in capital at January 26, 2007. As a result of these transactions, Harris owned approximately 57% and the former Stratex shareholders owned approximately 43% of the total stock of our outstanding immediately following the closing. The Stratex acquisition has been accounted for as a purchase business combination.
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
Reclassifications
Certain prior-year amounts have been reclassified on the accompanying consolidated financial statements to conform to current-year classifications. These reclassifications included reclassifying $0.4 million of software capitalized under the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) prepared by the American Institute of Certified Public Accountants (“AICPA”) from the caption “Other assets” to the caption “Property, plant and equipment” on our consolidated balance sheet as of June 30, 2006. We also reclassified $6.7 million from the caption “Other assets” to the caption “Other current assets” on our consolidated balance sheet at June 29, 2007.
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
Short-Term Investments and Available for Sale Securities
We invest our excess cash in high-quality marketable securities to ensure that cash is readily available for use in our current operations. Investments with original maturities greater than three months are accounted for in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“Statement 115”) and are classified accordingly at the time of purchase. Accordingly, all of our marketable securities are classified as “available-for-sale” in accordance with the provisions of Statement 115. We view our available-for-sale portfolio as available for use in our current operations. Accordingly, we have classified all investments in marketable securities as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date. All marketable securities are reported at fair market value with the related unrealized holding gains and losses reported as a component of accumulated other comprehensive loss.
At June 29, 2007, our investment in marketable securities consisted primarily of investment grade corporate notes and bonds with maturities up to 13 months and investment grade auction rate preferred stock with final maturities up to 30 years or more. The auction rate preferred stock have characteristics similar to short-term investments, because at pre-determined levels, generally ranging from 28 to 49 days, there is a new auction process at which the interest rates for these Auction Rate Securities (“ARS”) are reset to current interest rates. At the end of such period, we choose to roll-over our holdings or redeem the investments for cash. A “market maker” facilitates the redemption of the ARS and the underlying issuers are not required to redeem the investment within 90 days. All of these short-term investments were classified as available-for-sale and reported at fair value. Due to the frequent nature of the reset feature, the investment’s market price approximates its fair value; therefore, there are no significant realized or unrealized gains or losses associated with these investments. Any unrealized gains or losses are reported as a component of accumulated other comprehensive loss. When a marketable security is sold, the realized gain or loss is determined using the specific identification method. During fiscal 2007, realized losses from sales of marketable securities were less than $0.1 million. See Note F Short-Term Investments and Available for Sale Securities for additional information.
Accounts Receivable
We record accounts receivable at net realizable value, which includes an allowance for estimated uncollectible accounts to reflect any loss anticipated on the collection of accounts receivable balances. We calculate the allowance based on our history of write-offs, level of past due accounts and economic status of the customers. See Note H Receivables for additional information.
Inventories
Inventories are valued at the lower of cost (determined by average cost and first-in, first-out methods) or market. We regularly review inventory quantities on hand and record inventory reserves for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. Inventory reserves are measured as the difference between the cost of the inventory and market value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis. See Note I Inventories for additional information.
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
For periods prior to January 26, 2007, income tax expense was determined as if we had been a stand-alone entity, although the actual tax liabilities and tax consequences applied only to Harris. We have incurred income tax expense which relates to income taxes paid or to be paid in international jurisdictions for which net operating loss carryforwards were not available. Domestic taxable income is offset by tax loss carryforwards for which an income tax valuation allowance had been previously provided for in the financial statements. See Note R Income Taxes for additional information regarding income taxes.
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
Expenditures for maintenance and repairs are charged to expense as incurred. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts, and the gain or loss is reflected in the consolidated statements of operations. See Note J Property, Plant and Equipment for additional information.
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
Statement 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful lives. We are currently amortizing our acquired intangible assets with definite lives over periods ranging from less than one to ten years. Statement 142 also requires that goodwill not be amortized but instead be tested for impairment in accordance with the provisions of Statement 142 at least annually and more frequently upon the occurrence of certain events (see “Impairment of Long-Lived Assets” below). See Note E Business Combination — Acquisition of Stratex Networks, Goodwill and Identifiable Intangible Assets for a further discussion of our intangible assets and goodwill.

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
We have not recorded any impairment losses on long-lived assets in fiscal 2007, 2006 or 2005. See Note E Business Combination — Acquisition of Stratex Networks, Goodwill and Identifiable Intangible Assets and Note J Property, Plant and Equipment for additional information regarding long-lived assets.
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
Our software license agreements generally include certain provisions for indemnifying customers against liabilities should our software products infringe a third party’s intellectual property rights. As of June 29, 2007, we had not incurred any material costs as a result of such indemnification and have not accrued any liabilities related to such obligations in our consolidated financial statements. See Note L Accrued Warranties for additional information regarding warranties.

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
Related Party Transactions
See Note S — Related Party Transactions with Harris for a description of our related party transactions with Harris.

Retirement Benefits
As of June 29, 2007, we provided retirement benefits to substantially all employees primarily through our defined contribution retirement plan, and prior to January 27, 2007 we provided these benefits through Harris’ defined contribution retirement plan. These plans have profit sharing, matching and savings elements. Contributions by us to these retirement plans are based on profits and employees’ savings with no other funding requirements. We may make additional contributions to our plan at our discretion.
Prior to January 27, 2007, retirement benefits also included an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability. Harris has assumed this liability and responsibility for these benefits. Prior to January 27, 2007, we accrued the estimated cost of these medical benefits, which were not material, during an employee’s active service life.
Retirement plan expense amounted to $5.4 million, $8.4 million and $7.1 million in fiscal 2007, 2006 and 2005, respectively
Financial Guarantees, Commercial Commitments and Indemnifications
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
We account for guarantees in accordance with Financial Accounting Standards Board Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation No. 45”). Interpretation No. 45 elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties or indemnification provisions in our software license agreements.
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our software products infringe the intellectual property rights of a third party. To date: i) we have not received any notice that any customer is subject to an infringement claim arising from the use of our software products, ii) we have not received any request to defend any customers from infringement claims arising from the use of our software products, and iii) we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. However, we reasonably believe these indemnification provisions will not have a material adverse effect on our operating performance, financial condition or cash flows. As of June 29, 2007, we had not recorded any liabilities related to these indemnifications.
Our standard license agreement includes a warranty provision for software products. We generally warrant for the first 90 days after delivery that the software shall operate substantially as stated in the then current documentation provided that the software is used in a supported computer system. We provide for the estimated cost of product warranties based on specific warranty claims, provided that it is probable that a liability exists and provided the amount can be reasonably estimated. To date, we have not had any material costs associated with these warranties.
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
As stated above, we generally hedge forecasted non-U.S. dollar sales and non-U.S. dollar purchases. In accordance with Statement 133, hedges of anticipated transactions, including our firmly committed backlog and open purchase orders, are designated and documented at inception as “cash flow hedges” and are evaluated for effectiveness, excluding time value, at least quarterly. We record effective changes in the fair value of these cash flow hedges in accumulated other comprehensive income (loss) until the revenue is recognized or the related purchases are recognized in cost of sales, at which time the changes are reclassified to revenue and cost of product sales. There was less than $0.1 million in accumulated other comprehensive loss at June 29, 2007 to be reclassified to operations within the next 12 months.
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
Stock Options and Share-Based Compensation
Prior to the July 2, 2005 start of our fiscal year 2006, we accounted for share-based compensation granted under our stock incentive plans under the recognition and measurement provisions of APB 25 “Accounting for Stock Issued to Employees”, and related interpretations (“APB 25”). In accordance with APB 25, we used the intrinsic-value method of accounting for stock option awards to employees and accordingly did not recognize compensation expense for our stock option awards to employees in our consolidated statements of operations prior to the start of our fiscal year 2006, as all option exercise prices were 100% of fair market value of the related shares on the date the options were granted. Effective July 2, 2005, we implemented Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (“Statement 123R”) for all share-based compensation, including share-based compensation that was not vested as of the end of our fiscal year 2005. In accordance with Statement 123R we measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize cost over the vesting period. See Note P Stock Options and Share-Based Compensation, for additional information regarding stock options, performance shares and restricted shares.
Effective July 2, 2005, we account for our employee share-based compensation plans using the fair value method, as prescribed by Statement 123R. Accordingly, we estimate the grant date fair value of our share-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. To estimate the fair value of our stock option awards and employee stock purchase plan shares, we currently use the Black-Scholes-Merton option-pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models, including consideration of future events that are unpredictable and the estimation process utilized in determining the valuation of the share-based awards, the ultimate value realized by our employees may vary significantly from the amounts expensed in our financial statements. For restricted stock or restricted stock unit awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize this fair value to compensation expense over the requisite service period or vesting term.
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

Effect of Adopting Statement 123R (Restated)
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

2005
(Restated)
(In
millions)
Net loss, as reported (Restated)	$(6.8)
Share-based employee compensation cost included in net loss as reported, net of $0 tax benefit	0.8
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of $0 related tax benefit	(1.2)

Pro forma net loss (Restated)	$(7.2)

     The impact of applying the provisions of Statement 123R and SAB 107 during fiscal 2006 was as follows:

2006
(Restated)
(In
millions)
Net loss, as reported (Restated)	$(38.6)
Share-based employee compensation cost included in net loss as reported, net of $0 related tax benefit	1.7
Deduct: Total share-based employee compensation cost determined under the provisions of APB 25, net of $0 related tax benefit	(1.6)

Pro forma net loss (Restated)	$(38.5)

Earnings (Loss) per Share
We determine earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 12, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the applicable period. Prior to January 26, 2007, we were a division of Harris and there were no shares outstanding for purposes of earnings (loss) calculations. Basic and diluted weighted average shares outstanding are calculated based on the daily outstanding shares, reflecting the fact that no shares were outstanding prior to January 26, 2007. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share except that the number of shares is increased to assume exercise of potentially dilutive stock options and warrants using the treasury stock method, unless the effect of such increase would be anti-dilutive. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that we have not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For fiscal 2007, the diluted loss per share amounts equal the basic loss per share amounts because we reported a net loss and as such, the impact of the assumed exercise of stock options and warrants would have been anti-dilutive.
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
Accounting for Pensions and Other Postretirement Plans
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“Statement 158”), which amends FASB Statements No. 87, “Employers’ Accounting for Pensions;” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits;” No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions;” and No. 132(R), “Employers’ Disclosures about Pension and Other Postretirement Benefits.” Statement 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through the comprehensive income of a business entity. Statement 158 also requires an employer to measure the funded status of a plan as of the date of the employer’s year-end balance sheet, with limited exceptions. The portion of Statement 158 that requires the recognition of overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability is effective for us as of June 29, 2007. The portion of Statement 158 that requires an employer to measure the funded status of a plan as of the date of the employer’s year-end balance sheet will be effective for us as of July 3, 2009. We adopted the portion of Statement 158 that was effective for us as of June 29, 2007 and it did not have an effect on our consolidated financial position, results of operations or cash flows.
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

Note D – Restatement of Previously Issued Financial Statements
As previously announced on July 30, 2008, we concluded that our consolidated financial statements for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 would be restated for the correction of errors contained in those consolidated financial statements. The effect of these restatement items decreased shareholders’ equity cumulatively by $11.6 million and $7.7 million as of June 29, 2007 and June 30, 2006, respectively. In addition, the effect of these restatement items reduced shareholders’ equity by $4.9 million and $1.9 million as of July 1, 2005 and July 2, 2004, respectively. Division equity, which was reclassified to additional paid in capital at the merger date of January 26, 2007, decreased from the amount previously reported by $8.3 million. Previously reported net loss was increased by $3.9 million, $2.8 million, $3.0 million and $1.9 million for the fiscal years ended June 29, 2007, June 30, 2006, July 1, 2005 and July 2, 2004 respectively. The restatement had no impact on our net cash flows from operations, financing activities or investing activities. Details of the nature of the corrections are as follows:
Inventory
Project costs are accumulated in work in process inventory accounts in our cost accounting systems. As products are shipped or otherwise meet our revenue recognition criteria, these project costs are recorded to cost of sales. Estimates may be required at the point of sale if certain costs have been incurred but not yet invoiced to us. On a routine and periodic basis, we review the work in process balances related to these projects to ensure all appropriate costs have been recorded to cost of sales in a timely manner and in the period to which they relate.
During fiscal year 2008, we determined that this review had not been performed in a manner sufficient to identify significant project cost variances remaining in certain inventory accounts, and that the resulting errors impacted prior quarters and prior years. To correct this error, we decreased work in process inventory compared to amounts previously recorded by $9.6 million and $5.0 million at June 29, 2007 and June 30, 2006, respectively, and increased cost of external product sales and services by $4.6 million, $2.1 million and $2.4 million for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005, respectively. A $0.5 million increase in the cost of external product sales and services was recorded in fiscal years prior to 2005.
Inventory and Intercompany Account Reconciliations
During the course of the year end close for the fiscal year ending June 27, 2008, we determined that certain account reconciliation adjustments recorded in the fourth quarter of fiscal 2008, which related primarily to inventory and intercompany accounts receivable accounts, should have been recorded in prior quarters or prior years. We determined that certain manual controls had not been performed for certain periods, resulting in accounting errors. More specifically, we identified errors in the work in process inventory balances resulting from incorrect account reconciliation processes. To correct this error, we decreased work in process inventory compared with amounts previously recorded by $1.9 million and $0.5 million at June 29, 2007 and June 30, 2006, respectively, and increased cost of external product sales by $1.4 million, $0.6 million and $0.3 million for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005, respectively. A $0.4 million decrease in the cost of external product sales was recorded in fiscal years prior to 2005.
We also identified errors in accounts receivable balances as a result of control deficiencies in the recording and elimination of intercompany transactions. To correct this error, we decreased accounts receivable by $2.2 million at June 29, 2007 and June 30, 2006, compared with amounts previously recorded and increased selling and administrative expenses by $0.1 million and $0.3 million for the fiscal years ended June 30, 2006 and July 1, 2005, respectively. A $1.8 million increase in selling and administrative expenses was recorded in fiscal years prior to 2005.
Warranty Liability
Our liability for product warranties contains the estimated accrual for certain technical assistance service provided under our standard warranty policy. We determined that these costs had not been properly included in the warranty liability estimates in the balance sheet of Stratex at the date of acquisition. To correct this error, we recorded an adjustment to increase the warranty liability and increase goodwill related to the Stratex acquisition by $1.1 million at June 29, 2007.
Deferred Tax Liability
Taking into consideration the restatement adjustments described above, we reassessed our income tax provision in accordance with Statement of Financial Accounting Standards No. 109. As a result, we recorded an adjustment to decrease the net deferred tax liability balance and increase the income tax benefit by $2.1 million as of and for the fiscal year ended June 29, 2007. For periods prior to January 26, 2007, income tax expense has been determined as if MCD had been a stand-alone entity, although the actual tax liabilities and tax consequences applied only to Harris. Income tax expense for those periods relates to income taxes paid or to be paid in foreign jurisdictions for which net operating loss carryforwards were not available and domestic taxable income is deemed offset by tax loss carryforwards for which an income tax valuation allowance had been previously provided for in the financial statements. Thus, there was no change in our tax provision for periods prior to fiscal 2007.

The following tables present the impact of the restatement adjustments on our previously reported consolidated balance sheets as of June 29, 2007 and June 30, 2006, as well as the impact on our previously reported consolidated statements of operations and cash flows for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended June 29, 2007
	As Previously
	Reported	Adjustments	As Restated
	(In millions, except per share amounts)
Net revenues from product sales and services	$507.9	$—	$507.9
Cost of product sales and services:
Cost of external product sales	(281.2)	(5.1)	(286.3)
Cost of product sales with Harris Corporation	(1.3)	—	(1.3)

Total cost of product sales	(282.5)	(5.1)	(287.6)
Cost of services	(64.3)	(0.9)	(65.2)
Cost of sales billed from Harris Corporation	(5.4)	—	(5.4)
Amortization of purchased technology	(3.0)	—	(3.0)

Total cost of product sales and services	(355.2)	(6.0)	(361.2)

Gross margin	152.7	(6.0)	146.7
Research and development expenses	(39.4)	—	(39.4)
Selling and administrative expenses	(92.1)	—	(92.1)
Selling and administrative expenses with Harris Corporation	(6.8)	—	(6.8)

Total research, development, selling and administrative expenses	(138.3)	—	(138.3)
Acquired in-process research and development	(15.3)	—	(15.3)
Amortization of identifiable intangible assets	(7.5)	—	(7.5)
Restructuring charges	(9.3)	—	(9.3)
Corporate allocations expense from Harris Corporation	(3.7)	—	(3.7)

Operating loss	(21.4)	(6.0)	(27.4)
Interest income	1.8	—	1.8
Interest expense	(2.3)	—	(2.3)

Loss before provision for income taxes	(21.9)	(6.0)	(27.9)
Benefit for income taxes	4.0	2.1	6.1

Net loss	$(17.9)	$(3.9)	$(21.8)

Basic and diluted net loss per common share	$(0.72)	$(0.16)	$(0.88)
Basic and diluted weighted average shares outstanding	24.7	—	24.7

	For the Fiscal Year Ended June 30, 2006
	As Previously
	Reported	Adjustments	As Restated
	(In millions, except per share amounts)
Net revenues from product sales and services	$357.5	$—	$357.5
Cost of product sales and services:
Cost of external product sales	(222.7)	(2.4)	(225.1)
Cost of product sales with Harris Corporation	(7.4)	—	(7.4)

Total cost of product sales	(230.1)	(2.4)	(232.5)
Cost of services	(37.1)	(0.3)	(37.4)
Cost of sales billed from Harris Corporation	(5.3)	—	(5.3)
Amortization of purchased technology	—	—	—

Total cost of product sales and services	(272.5)	(2.7)	(275.2)

Gross margin	85.0	(2.7)	82.3
Research and development expenses	(28.8)	—	(28.8)
Selling and administrative expenses	(62.9)	(0.1)	(63.0)
Selling and administrative expenses with Harris Corporation	(5.6)	—	(5.6)

Total research, development, selling and administrative expenses	(97.3)	(0.1)	(97.4)
Acquired in-process research and development	—	—	—
Amortization of identifiable intangible assets	—	—	—
Restructuring charges	(3.8)	—	(3.8)
Corporate allocations expense from Harris Corporation	(12.4)	—	(12.4)

Operating loss	(28.5)	(2.8)	(31.3)
Interest income	0.5	—	0.5
Interest expense	(1.0)	—	(1.0)

Loss before provision for income taxes	(29.0)	(2.8)	(31.8)
Provision for income taxes	(6.8)	—	(6.8)

Net loss	$(35.8)	$(2.8)	$(38.6)

Basic and diluted net loss per common share	N/A		N/A
Basic and diluted weighted average shares outstanding	N/A		N/A

	For the Fiscal Year Ended July 1, 2005
	As Previously
	Reported	Adjustments	As Restated
	(In millions, except per share amounts)
Net revenues from product sales and services	$310.4	$—	$310.4
Cost of product sales and services:
Cost of external product sales	(181.5)	(1.7)	(183.2)
Cost of product sales with Harris Corporation	(3.7)	—	(3.7)

Total cost of product sales	(185.2)	(1.7)	(186.9)
Cost of services	(31.3)	(1.0)	(32.3)
Cost of sales billed from Harris Corporation	(4.3)	—	(4.3)
Amortization of purchased technology	—	—	—

Total cost of product sales and services	(220.8)	(2.7)	(223.5)

Gross margin	89.6	(2.7)	86.9
Research and development expenses	(28.0)	—	(28.0)
Selling and administrative expenses	(52.8)	(0.3)	(53.1)
Selling and administrative expenses with Harris Corporation	(6.0)	—	(6.0)

Total research, development, selling and administrative expenses	(86.8)	(0.3)	(87.1)
Acquired in-process research and development	—	—	—
Amortization of identifiable intangible assets	—	—	—
Restructuring charges	—	—	—
Corporate allocations expense from Harris Corporation	(6.2)	—	(6.2)

Operating loss	(3.4)	(3.0)	(6.4)
Interest income	0.9	—	0.9
Interest expense	(1.0)	—	(1.0)

Loss before provision for income taxes	(3.5)	(3.0)	(6.5)
Provision for income taxes	(0.3)	—	(0.3)

Net loss	$(3.8)	$(3.0)	$(6.8)

Basic and diluted net loss per common share	N/A		N/A
Basic and diluted weighted average shares outstanding	N/A		N/A

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 29, 2007
	As Previously
	Reported	Adjustments	As Restated
		(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$69.2	$—	$69.2
Short-term investments and available for sale securities	20.4	—	20.4
Receivables	185.3	(2.2)	183.1
Unbilled costs	36.9	—	36.9
Inventories	135.7	(11.5)	124.2
Deferred income taxes	4.1	—	4.1
Other current assets	21.7	—	21.7

Total current assets	473.3	(13.7)	459.6
Long-Term Assets
Property, plant and equipment	80.0	—	80.0
Goodwill	323.6	1.1	324.7
Identifiable intangible assets	144.5	—	144.5
Other long-term assets	16.7	—	16.7

	564.8	1.1	565.9

Total assets	$1,038.1	$(12.6)	$1,025.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$1.2	$—	$1.2
Current portion of long-term debt	10.7	—	10.7
Accounts payable	84.7	—	84.7
Compensation and benefits	11.5	—	11.5
Other accrued items	44.7	1.1	45.8
Advance payments and unearned income	22.3	—	22.3
Income taxes payable	6.8	—	6.8
Restructuring liabilities	10.8	—	10.8
Current portion of long-term capital lease obligation to Harris Corporation	3.1	—	3.1
Due to Harris Corporation	17.2	—	17.2

Total current liabilities	213.0	1.1	214.1
Long-term liabilities	67.1	(2.1)	65.0

Total liabilities	280.1	(1.0)	279.1
Total shareholders’ equity	758.0	(11.6)	746.4

Total liabilities and shareholders’ equity	$1,038.1	$(12.6)	$1,025.5

	As of June 30, 2006
	As Previously
	Reported	Adjustments	As Restated
		(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$13.8	$—	$13.8
Short-term investments and available for sale securities	—	—	—
Receivables	123.9	(2.2)	121.7
Unbilled costs	25.5	—	25.5
Inventories	71.9	(5.5)	66.4
Deferred income taxes	—	—	—
Other current assets	6.7	—	6.7

Total current assets	241.8	(7.7)	234.1
Long-Term Assets
Property, plant and equipment	52.2	—	52.2
Goodwill	28.3	—	28.3
Identifiable intangible assets	6.4	—	6.4
Other long-term assets	23.9	—	23.9

	110.8	—	110.8

Total assets	$352.6	$(7.7)	$344.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$0.2	$—	$0.2
Current portion of long-term debt	—	—	—
Accounts payable	42.1	—	42.1
Compensation and benefits	17.4	—	17.4
Other accrued items	16.9	—	16.9
Advance payments and unearned income	9.2	—	9.2
Income taxes payable	—	—	—
Restructuring liabilities	2.2	—	2.2
Current portion of long-term capital lease obligation to Harris Corporation	—	—	—
Due to Harris Corporation	—	—	—

Total current liabilities	88.0	—	88.0
Long-term liabilities	12.6	—	12.6

Total liabilities	100.6	—	100.6
Total shareholders’ equity	252.0	(7.7)	244.3

Total liabilities and shareholders’ equity	$352.6	$(7.7)	$344.9

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended June 29, 2007
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Net loss	$(17.9)	$(3.9)	$(21.8)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of identifiable intangible assets acquired in the Stratex acquisition	25.8	—	25.8
Other noncash charges related to the Stratex acquisition	7.9	—	7.9
Depreciation and amortization of property, plant and equipment and capitalized software	14.5	—	14.5
Noncash stock-based compensation expense	3.9	—	3.9
Write-down of inventory	—	—	—
Decrease in fair value of warrants	(0.6)	—	(0.6)
Gain on sale of land and building	—	—	—
Deferred income tax (benefit) expense	(10.9)	(2.1)	(13.0)
Changes in operating assets and liabilities, net of effects from acquisition:
Receivables	(23.8)	—	(23.8)
Unbilled costs and inventories	(39.1)	6.0	(33.1)
Accounts payable and accrued expenses	10.1	—	10.1
Advance payments and unearned income	12.8	—	12.8
Due to Harris Corporation	4.6	—	4.6
Other	(0.4)	—	(0.4)

Net cash used in operating activities	(13.1)	—	(13.1)

Net cash provided by investing activities	14.3	—	14.3

Net cash provided by financing activities	57.3	—	57.3

Effect of exchange rate changes on cash and cash equivalents	(3.1)	—	(3.1)

Net increase in cash and cash equivalents	55.4	—	55.4
Cash and cash equivalents, beginning of year	13.8	—	13.8

Cash and cash equivalents, end of year	$69.2	$—	$69.2

	For the Fiscal Year Ended June 30, 2006
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Net loss	$(35.8)	$(2.8)	$(38.6)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of identifiable intangible assets acquired in the Stratex acquisition	—	—	—
Other noncash charges related to the Stratex acquisition	—	—	—
Depreciation and amortization of property, plant and equipment and capitalized software	15.7	—	15.7
Noncash stock-based compensation expense	—	—	—
Write-down of inventory	38.5	—	38.5
Decrease in fair value of warrants	—	—	—
Gain on sale of land and building	(1.8)	—	(1.8)
Deferred income tax (benefit) expense	5.7	—	5.7

	For the Fiscal Year Ended June 30, 2006
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Changes in operating assets and liabilities, net of effects from acquisition:
Receivables	(5.1)	0.1	(5.0)
Unbilled costs and inventories	(27.3)	2.7	(24.6)
Accounts payable and accrued expenses	18.0	—	18.0
Advance payments and unearned income	2.4	—	2.4
Due to Harris Corporation	(1.5)	—	(1.5)
Other	10.7	—	10.7

Net cash provided by operating activities	19.5	—	19.5

Net cash used in investing activities	(8.2)	—	(8.2)

Net cash used in financing activities	(5.8)	—	(5.8)

Effect of exchange rate changes on cash and cash equivalents	0.5	—	0.5

Net increase in cash and cash equivalents	6.0	—	6.0
Cash and cash equivalents, beginning of year	7.8	—	7.8

Cash and cash equivalents, end of year	$13.8	$—	$13.8

	For the Fiscal Year Ended July 1, 2005
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Net loss	$(3.8)	$(3.0)	$(6.8)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of identifiable intangible assets acquired in the Stratex acquisition	—	—	—
Other noncash charges related to the Stratex acquisition	—	—	—
Depreciation and amortization of property, plant and equipment and capitalized software	14.6	—	14.6
Noncash stock-based compensation expense	—	—	—
Write-down of inventory	—	—	—
Decrease in fair value of warrants	—	—	—
Gain on sale of land and building	—	—	—
Deferred income tax (benefit) expense	—	—	—
Changes in operating assets and liabilities, net of effects from acquisition:
Receivables	0.2	0.3	0.5
Unbilled costs and inventories	(16.0)	2.7	(13.3)
Accounts payable and accrued expenses	(4.5)	—	(4.5)
Advance payments and unearned income	(5.0)	—	(5.0)
Due to Harris Corporation	(0.8)	—	(0.8)
Other	11.1	—	11.1

Net cash used in operating activities	(4.2)	—	(4.2)

Net cash used in investing activities	(19.4)	—	(19.4)

Net cash provided by financing activities	24.9	—	24.9

Effect of exchange rate changes on cash and cash equivalents	1.2	—	1.2

Net increase in cash and cash equivalents	2.5	—	2.5
Cash and cash equivalents, beginning of year	5.3	—	5.3

Cash and cash equivalents, end of year	$7.8	$—	$7.8

Note E — Business Combination — Acquisition of Stratex Networks, Goodwill and Identifiable Intangible Assets (Restated)
On January 26, 2007, we completed our acquisition of Stratex pursuant to the Combination Agreement. Pursuant to the acquisition, each share of Stratex common stock was converted into one-fourth of a share of our Class A common stock. As a result of the transaction, 24,782,153 shares of our Class A common stock were issued to the former holders of Stratex common stock. In the contribution transaction, Harris contributed the assets of MCD, along with $32.1 million in cash (comprised of $26.9 million contributed on January 26, 2007 and $5.2 million held by the Company’s foreign operating subsidiaries on January 26, 2007) and, in exchange we assumed certain liabilities of Harris related to MCD and issued 32,913,377 shares of our Class B common stock to Harris. As a result of these transactions, Harris owned approximately 57% of our outstanding stock and the former Stratex shareholders owned approximately 43% of our outstanding stock immediately following the closing.
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
Balance Sheet as of the Acquisition Date (Restated)

	As Previously
	Reported	Adjustments	As Restated
	(In millions)	(In millions)	(In millions)
Cash, cash equivalents, short-term investments and available for sale securities	$58.6	$—	$58.6
Accounts and notes receivable	39.1	—	39.1
Inventories	44.2	—	44.2
In-process research and development	15.3	—	15.3
Identifiable intangible assets	149.5	—	149.5
Goodwill	293.9	1.1	295.0
Property, plant and equipment	33.0	—	33.0
Other assets	11.1	—	11.1

Total assets	$644.7	$1.1	$645.8

Current portion of long-term debt	$11.3	$—	$11.3
Accounts payable and accrued expenses	55.0	1.1	56.1
Advance payments and unearned income	0.3	—	0.3
Income taxes payable	9.2	—	9.2
Liability for severance payments	7.9	—	7.9
Long-term debt	13.4	—	13.4
Deferred tax liabilities	41.3	—	41.3
Long-term restructuring liabilities	8.7	—	8.7
Warrants	4.5	—	4.5
Common stock and additional paid-in capital	493.1	—	493.1

Total liabilities and shareholders’ equity	$644.7	$1.1	$645.8

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
The acquired identifiable intangible assets and their respective book values as of June 29, 2007 are shown in the table below (in millions):

	Developed		Customer	Contract	Non Compete
	Technology	Tradenames	Relationships	Backlog	Agreements	Total
Initial fair value	$70.1	$44.4	$28.8	$4.3	$1.9	$149.5
Accumulated amortization	(2.9)	(1.0)	(1.4)	(4.3)	(0.8)	(10.4)

Net identifiable intangible assets	$67.2	$43.4	$27.4	$—	$1.1	$139.1

Pro Forma Results (Restated)
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

	2007	2006
	(Restated)	(Restated)
	(In millions, except per share
	data)
Revenue from product sales and services — as reported	$507.9	$357.5
Revenue from product sales and services — pro forma	$653.7	$599.8
Net loss — as reported (Restated)	$(21.8)	$(38.6)
Net loss — pro forma (Restated)	$(34.2)	$(79.7)
Net loss per diluted common share — as reported (Restated)	$(0.88)	$ N/A
Net loss per diluted common share — pro forma (Restated)	$(0.59)	$(1.37)
The pro forma results are not necessarily indicative of our results of operations had we owned Stratex Networks for the entire periods presented.

Summary of Goodwill (Restated)
Goodwill on the consolidated balance sheets in our North America Microwave and International Microwave segments totaled $324.7 million and $28.3 million at the end of fiscal 2007 and 2006. There was no goodwill in our Network Operations segment. Changes in the carrying amount of goodwill for the fiscal years ended June 29, 2007 and June 30, 2006 by segment were as follows:

	2007			2006
	North			North
	America	International	Total	America	International	Total
	(In millions)				(In millions)
Balance at beginning of year	$1.9	$26.4	$28.3	$1.9	$24.2	$26.1
Goodwill acquired in the Stratex acquisition	—	295.0	295.0	—	—	—
Translation adjustments related to acquisitions in prior years	—	1.4	1.4	—	2.2	2.2

Total	$1.9	$322.8	$324.7	$1.9	$26.4	$28.3

Summary of Identifiable Intangible Assets
In addition to the identifiable intangible assets from the Stratex acquisition, we have other identifiable intangible assets related primarily to technology obtained through acquisitions prior to fiscal 2006. Our other identifiable intangible assets are being amortized over their useful estimated economic lives, which range from 2 to 17 years. A summary of all of our identifiable intangible assets is presented below:

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

Note F — Short-Term Investments and Available for Sale Securities
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
Note G — Accumulated Other Comprehensive Income (Loss)
The changes in our components of accumulated other comprehensive income (loss) during each of three fiscal years in the period ended June 29, 2007 were as follows:

			Short-Term	Total
			Investments	Accumulated
	Foreign		and	Other
	Currency	Hedging	Available for	Comprehensive
	Translation	Derivatives	Sale Securities	Income (Loss)
	(In millions)
Balance at July 2, 2004	$(21.9)	$0.1	$—	$(21.8)
Foreign currency translation	7.7	—	—	7.7
Net unrealized gain on hedging activities, net of $0 tax	—	0.2	—	0.2

Balance at July 1, 2005	(14.2)	0.3	—	(13.9)
Foreign currency translation	12.7	—	—	12.7
Net unrealized loss on hedging activities, net of $0 tax	—	(0.2)	—	(0.2)

Balance at June 30, 2006	(1.5)	0.1	—	(1.4)
Foreign currency translation	1.5	—	—	1.5
Net unrealized loss on hedging activities, net of $0 tax	—	(0.1)	—	(0.1)

Balance at June 29, 2007	$—	$—	$—	$—

Note H — Receivables (Restated)
Our receivables are summarized below:

	As of	As of
	June 29,	June 30,
	2007	2006
	(Restated)	(Restated)
	(In millions)
Accounts receivable	$188.3	$120.0
Notes receivable due within one year — net	3.3	9.8

	191.6	129.8
Less allowances for collection losses	(8.5)	(8.1)

	$183.1	$121.7

On January 26, 2007, we acquired $39.1 million in receivables from the Stratex acquisition at fair value.

Note I — Inventories (Restated)
Our inventories are summarized below:

	As of	As of
	June 29,	June 30,
	2007	2006
	(Restated)	(Restated)
	(In millions)
Finished products	$52.9	$17.1
Work in process	17.1	28.9
Raw materials and supplies	68.4	38.6

	138.4	84.6
Inventory reserves	(14.2)	(18.2)

	$124.2	$66.4

On January 26, 2007, we acquired $44.2 million of inventory from the Stratex acquisition at fair value.
During the second quarter of fiscal 2006, we had a $34.9 million write-down of inventory related to product discontinuance.
Note J — Property, Plant and Equipment
Our property, plant and equipment are summarized below:

	As of	As of
	June 29,	June 30,
	2007	2006
	(In millions)
Land	$1.3	$0.6
Buildings	30.8	21.9
Software developed for internal use	3.0	4.1
Machinery and equipment	123.3	91.7

	158.4	118.3
Less allowances for depreciation and amortization	(78.4)	(66.1)

	$80.0	$52.2

At January 26, 2007, we acquired $33.0 million of property, plant and equipment from the Stratex acquisition at fair value.
Depreciation and amortization expense related to plant and equipment, including software amortization, was $14.5 million, $12.6 million and $11.8 million in fiscal 2007, 2006 and 2005, respectively.
During fiscal 2006, we recognized a gain of $1.8 million from the sale of land and building that is included in selling and administrative expenses in our consolidated statements of operations.

Note K — Credit Facility and Debt
Our debt consisted of the following at June 29, 2007 and June 30, 2006:

	As of	As of
	June 29,	June 30,
	2007	2006
	(In millions)
Credit Facility with Bank:
Term Loan A	$5.7	$—	*
Term Loan B	13.8	—	*
Other short-term notes	1.2	0.2

Total	20.7	0.2
Less other short-term notes	(1.2)	(0.2)
Less current portion	(10.7)	—

Long-term debt	$8.8	$—

*	The debt balances assumed as a result of the Stratex acquisition were not obligations of Harris Stratex at June 30, 2006.
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

Note L — Accrued Warranties (Restated)
We have accrued for the estimated cost to repair or replace products under warranty at the time of sale. Changes in warranty liability, which is included as a component of other accrued items on the consolidated balance sheets, during the fiscal years ended June 29, 2007 and June 30, 2006, were as follows:

	Fiscal Year Ended
	June 29,	June 30,
	2007	2006
	(Restated)
	(In millions)
Balance as of the beginning of the period	$3.9	$3.8
Acquisition of Stratex	4.6	—
Warranty provision for sales made during the period	2.8	3.5
Payments made during the period	(4.7)	(3.6)
Other adjustments to the liability including foreign currency translation during the period	0.1	0.2

Balance as of the end of the period	$6.7	$3.9

Note M — Redeemable Preference Shares
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
104% of the issue price after 6 years but before 7 years from issue date
103% of the issue price after 7 years but before 8 years from issue date
102% of the issue price after 8 years but before 9 years from issue date
101% of the issue price after 9 years but before 10 years from issue date
100% of the issue price at the automatic redemption date of 10 years from issue date
Note N — Warrants
As part of the Stratex acquisition, we assumed warrants to purchase 539,195 shares of our Class A common stock. These warrants have an exercise price of $11.80 per common share and will expire on September 24, 2009. In connection with the purchase accounting recorded as a result of the acquisition of Stratex, we recorded the total fair value of these warrants as $4.5 million in long-term liabilities on January 26, 2007. The per share fair value of each warrant was $7.43 and $8.32 on June 29, 2007 and January 26, 2007, respectively, determined based on the Black-Scholes-Merton model with the assumptions listed in the table below.

	June 29,	January 26,
	2007	2007
Dividend yield	0.0%	0.0%
Expected volatility	43.1%	46.15%
Risk-free interest rate	4.91%	4.87%
Expected holding period	1.25 years	1.33 years
As a result of recording these outstanding warrants at fair value at June 29, 2007, we recorded the change during fiscal 2007 as a $0.5 million credit to selling and administrative expenses on our consolidated statements of operations. During fiscal 2007, warrants to purchase 18,750 shares of our Class A common stock were exercised for total proceeds of $0.2 million.
Note O — Restructuring Activities
In order to improve operating efficiencies and to create synergies through the consolidation of facilities, we have implemented restructuring plans to scale down our operations in Canada, France, the U.S. and Mexico.
In the third quarter of fiscal 2007, we implemented a restructuring plan to close our Montreal facility and reduce our Canadian workforce, and, to a lesser extent, our U.S. workforce. In the fourth quarter of fiscal 2007 we implemented plans to reduce our French and Mexican workforces. As part of these restructuring plans, we notified approximately 200 employees in Canada, the U.S., France and Mexico that their employment will be terminated between March 30, 2007 and December 31, 2007. These plans are expected to be fully implemented by December 31, 2007. In fiscal 2007, we recorded restructuring charges of approximately $9.3 million ($5.1 million in our North America Microwave segment and $4.2 million in our International Microwave segment), all of which pertained to employee severance benefits. We anticipate that we will record an additional $2.2 million in restructuring charges associated with these plans in fiscal 2008 ($1.8 million in our North America Microwave segment and $0.4 million in our International Microwave segment).
In the third quarter of fiscal 2007, in connection with the Stratex acquisition on January 26, 2007 (see Note E), we recognized $12.0 million of restructuring liabilities representing the fair value of Stratex restructuring liabilities incurred prior to, and not related to, the acquisition as summarized in the table below. These charges relate to building lease obligations at four of Stratex’s U.S. facilities. In fiscal 2007, we made payments of $2.0 million on these leases, which reduced the liability by $1.6 million, net of $0.4 million in interest expense.
In fiscal 2006, we implemented a restructuring plan to transfer our Montreal manufacturing activities to our San Antonio, Texas facility, and reduce our workforce by 110 employees. In fiscal 2006, we recorded restructuring charges of $3.8 million, $2.3 million of which related to employee severance benefits, and $1.5 million of which related to building lease obligation and transition costs. In connection with this restructuring, we also recorded $1.1 million for fixed asset write-offs. As of June 29, 2007, substantially all of the employee severance benefits have been paid, and $1.1 million of the building lease obligation commitments has been paid.
We anticipate no further charges associated with this plan.

The information in the following table summarizes our restructuring activity during the last three fiscal years.

	Severance	Facilities
	and	and
	Benefits	Other	Total
	(In millions)
Restructuring liability balance at July 2, 2004	$5.3	$1.3	$6.6
Provision in fiscal 2005	—	—	—
Cash payments in fiscal 2005	(5.0)	(1.3)	(6.3)

Restructuring liability balance at July 1, 2005	0.3	—	0.3
Provision in fiscal 2006	2.3	1.5	3.8
Cash payments in fiscal 2006	(0.7)	(1.2)	(1.9)

Restructuring liability balance at June 30, 2006	1.9	0.3	2.2
Acquisition of Stratex restructuring liability on January 26, 2007	—	12.0	12.0
Provision in fiscal 2007	9.3	—	9.3
Cash payments in fiscal 2007	(3.4)	(1.5)	(4.9)

Total restructuring liability at June 29, 2007	$7.8	$10.8	$18.6

Current portion of restructuring liability at June 29, 2007	$7.8	$3.0	$10.8
Long-term portion of restructuring liability at June 29, 2007	—	7.8	7.8

Total restructuring liability at June 29, 2007	$7.8	$10.8	$18.6

Note P — Stock Options and Share-Based Compensation
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
Finally, some of our employees who were formerly employed by MCD participate in Harris’ four shareholder-approved stock incentive plans (the “Harris Plans”) under which options or other share-based compensation is outstanding. In total, the compensation expense related to the Harris Plans’ share-based awards was $1.6 million, $1.7 million and $0.8 million during fiscal 2007, 2006 and 2005, respectively. These costs have been paid to Harris in cash. Harris has not made any awards to former MCD employees since the date of the Stratex acquisition, and does not intend to make any further awards under its plans.
Upon the exercise of stock options, vesting of restricted stock awards, or vesting of performance share awards, we issue new shares of our Class A common stock. Currently, we do not anticipate repurchasing shares to provide a source of shares for our rewards of share-based compensation.

In total, compensation expense for share-based awards was $5.7 million, $1.7 million and $0.8 million for fiscal 2007, 2006 and 2005, respectively. Amounts were included in our consolidated statements of operations as follows:

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
A summary of the significant assumptions we used in calculating the fair value of our fiscal 2007 stock option grants is as follows:

	February 28,	June 12,
Grant date	2007	2007
Expected dividends	0.0%	0.0%
Expected volatility	62.64%	61.10%
Risk-free interest rate	4.52%	5.18%
Expected term (years)	5.0	5.0
Stock price on date of grant	$20.40	$16.48
Number of stock options granted	292,400	19,800
Fair value per option on date of grant	$11.61	$9.35
A summary of stock option activity under our 2007 Stock Equity Plan during fiscal 2007 is as follows:

			Weighted	Weighted
			Average	Average
		Weighted	Grant	Remaining
		Average	Date	Contractual	Aggregate
		Exercise	Fair	Life	Intrinsic
	Shares	Price	Value	(Years)	Value
Stock options outstanding at July 1, 2006	—	$—	$—
Stock options forfeited or expired	—	$—	$—
Stock options granted	312,200	$20.15	$11.47
Stock options exercised	—	$—	$—

Stock options outstanding at June 29, 2007	312,200	$20.15	$11.47	6.7	$—

Stock options exercisable at June 29, 2007	—	$—	$—	—	$—
Stock options vested and expected to vest at June 29, 2007(1)	290,267	$20.15	$11.47	6.7	$—

(1)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

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

		Weighted-
		Average
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
Performance Share Awards
The following information relates to awards of performance shares that have been granted to employees on February 28, 2007 and June 12, 2007 under our stock incentive plan. Vesting of performance share awards is subject to performance criteria including meeting net income and cash flows targets for a 29-month plan period ending June 30, 2009 and continued employment at the end of that period. The final determination of the number of shares to be issued in respect of an award is determined by our Board of Directors, or a committee of our Board.

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

		Weighted-
		Average
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
Stock Options Assumed
A summary of stock option activity for stock options assumed from the Stratex acquisition on January 26, 2007 through June 29, 2007 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
				(In millions)
Vested stock options assumed at January 26, 2007	2,392,703	$24.33
Unvested stock options assumed at January 26, 2007	915,063	$17.05

Total stock options assumed at January 26, 2007	3,307,766	$22.32
Stock options forfeited or expired	(97,819)	$38.53
Stock options exercised	(305,431)	$9.93

Stock options outstanding at June 29, 2007	2,904,516	$23.08	3.6	$8.6

Stock options exercisable at June 29, 2007	2,441,996	$24.27	3.2	$7.9
Stock options vested and expected to vest at June 29, 2007(1)	2,872,039	$23.15	3.6	$8.6

(1)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.
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

Summary of Harris Stratex Networks, Inc. Stock Options
The following summarizes all of the Harris Stratex Networks, Inc. stock options outstanding at June 29, 2007:

		Options Outstanding		Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Actual Range of	Number	Contractual Life	Average	Number	Average
Exercise Prices	Outstanding	(years)	Exercise Price	Exercisable	Exercise Price
$ 0.91 - $ 9.96	700,568	2.8	$7.94	689,597	$7.94
$10.40 - $ 17.96	1,200,093	4.8	$16.62	770,013	$16.78
$18.04 - $ 27.76	962,015	4.2	$21.71	628,346	$22.24
$28.12 - $148.00	354,040	2.2	$76.11	354,040	$76.02

$ 0.91 - $148.00	3,216,716	3.9	$22.79	2,441,996	$24.27

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

A summary of stock option activity under Harris’ stock incentive plans as they relate to our consolidated financial statements is as follows:

	2007
		Weighted
		Average
		Exercise
	Shares	Price
Stock options outstanding at the beginning of the year	393,884	$22.12
Stock options forfeited or expired	(10,900)	$35.64
Stock options granted	82,116	$43.82
Stock options exercised	(102,222)	$18.52

Stock options outstanding at the end of the year	362,878	$27.57

Stock options exercisable at the end of the year	229,228	$20.80
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

		Weighted-
		Average
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

		Weighted-
		Average
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
Other Harris Share-Based Compensation
Prior to January 27, 2007, under Harris’ domestic retirement plans, most MCD employees had an option to invest in Harris’ common stock at 70% of current market value limited to the lesser of (a) 1% of their compensation and (b) 20% of a participant’s total contribution to the plan, which was matched by us. The discount from fair market value on Harris common stock purchased by employees under the domestic retirement plans is charged to compensation expense in the period of the related purchase.

Note Q — Business Segments (Restated)
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
Revenue and income (loss) before income taxes by segment are as follows:
Revenue

	2007	2006	2005
	(In millions)
North America Microwave	$216.3	$168.1	$159.8
International Microwave	272.2	172.3	127.2
Network Operations	19.4	17.1	23.4

Total Revenue	$507.9	$357.5	$310.4

Income (Loss) Before Income Taxes (Restated)

	2007(1)	2006(2)	2005
	(Restated)	(Restated)	(Restated)
	(In millions)
Segment Operating Income (Loss):
North America Microwave	$6.3	$14.8	$8.9
International Microwave	(31.3)	(34.8)	(13.5)
Network Operations	1.3	1.1	4.4
Corporate allocations expense from Harris	(3.7)	(12.4)	(6.2)
Net interest expense	(0.5)	(0.5)	(0.1)

Loss before income taxes	$(27.9)	$(31.8)	$(6.5)

(1)	During fiscal 2007, we recorded $15.3 million in acquired in-process research and development expenses, $9.1 million in amortization of developed technology, tradenames, customer relationships, contract backlog and non-compete agreements, $8.6 million in amortization of fair value adjustments for inventory and fixed assets related to the acquisition of Stratex, $4.2 million in restructuring charges and $3.6 million in merger related integration charges to our International Microwave segment. In addition, we recorded $1.4 million in amortization of developed technology, tradenames, customer relationships, contract backlog and non-compete agreements, $0.4 million in amortization of fair value adjustments for inventory and fixed assets related to the acquisition of Stratex, $5.1 million in restructuring charges and $2.7 million in merger-related integration charges to our North America Microwave segment.

(2)	The operating loss in the International Microwave segment in fiscal 2006 included $39.6 million in inventory write-downs and other charges associated with decisions made in fiscal 2006 regarding product discontinuances and the shutdown of manufacturing activities at our Montreal, Canada plant.

Revenue by country comprising more than 5% of our sales from unaffiliated customers for fiscal 2007, 2006, and 2005 are as follows:

		% of		% of		% of
	2007	Total	2006	Total	2005	Total
	(In millions)
United States	$168.7	33.2%	$143.9	40.2%	$154.5	49.8%
Canada	39.9	7.8%	29.9	8.4%	15.5	5.0%
Nigeria	55.4	10.9%	81.3	22.8%	36.1	11.6%
Other	243.9	48.1%	102.4	28.6%	104.3	33.6%

Total	$507.9	100.0%	$357.5	100.0%	$310.4	100.0%

Long-lived assets consisted primarily of identifiable intangible assets, goodwill and property, plant and equipment. Long-lived assets by location at June 29, 2007 and June 30, 2006 are as follows:

	2007	2006
	(Restated)
	(In millions)
United States	$222.1	$51.2
Singapore	261.2	—
Canada	38.7	48.8
United Kingdom	13.7	—
Other countries	30.2	10.8

Total	$565.9	$110.8

Note R —  Income Taxes (Restated)
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
(Loss) income from continuing operations before provision for income taxes for fiscal 2007, 2006 and 2005 is comprised of the following:

	2007	2006	2005
	(Restated)	(Restated)	(Restated)
United States	$(33.4)	$(10.4)	$(17.9)
Foreign	5.5	(21.4)	11.4

Total	$(27.9)	$(31.8)	$(6.5)

Provision (benefit) for income taxes for fiscal 2007, 2006 and 2005 consisted of the following:

	2007	2006	2005
	(Restated)	(Restated)
Current provision (benefit)
United States	$—	$—	$—
Foreign	6.9	1.1	0.3
State and local	—	—	—

Total current provision	6.9	1.1	0.3
Deferred benefit provision
United States	(11.7)	—	—
Foreign	(0.8)	—	—
State and local	(0.5)	5.7	—

Total deferred benefit	(13.0)	—	—

Provision (benefit) for income taxes	$(6.1)	$6.8	$0.3

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate for fiscal 2007, 2006 and 2005 consisted of the following:

	2007	2006	2005
	(Restated)
Statutory U.S. Federal tax rate	(35.0)%	(35.0)%	(35.0)%
U.S. valuation allowances	9.0	35.0	35.0
State and local taxes, net of U.S. Federal tax benefit	(1.9)	—	—
Foreign income taxed at rates less than the U.S. statutory rate	4.2	23.4	8.6
Other	1.8	—	—

Effective tax rate	(21.9)%	23.4%	8.6%

Deferred tax assets and liabilities consisted of the following:

	June 29, 2007		June 30, 2006
		Non-
		Current		Non-
	Current	(Restated)	Current	Current
	(In millions)
Deferred tax assets:
Inventory	$13.4	$—	$6.0	$—
Accruals	2.4	—	2.6	—
Unrealized impairment loss	1.1	—	—	—
Other reserves and accruals	1.9	—	—	—
Bad debts	1.0	—	—	—
Warranty reserve	3.2	—	—	—
Deferred costs	0.6	—	—	—
Depreciation	—	1.3	—	0.7
Amortization	—	0.8	—	—
Other foreign	3.5	—	—	—
International research and development expense deferrals	—	—	—	17.7
Stock options	—	0.7	—	—
Severance and restructuring costs	6.6	—	—	—
Other	0.5	1.0	—	—
Capital loss carryforward	—	7.6	—	—
Tax credit carryforwards	—	20.8	—	17.3
Tax loss carryforwards	0.1	45.7	—	36.2

Total deferred tax assets	34.3	77.9	8.6	71.9
Valuation allowance	(30.2)	(66.7)	(8.6)	(60.6)

Net deferred tax assets	4.1	11.2	—	11.3
Deferred tax liabilities:

Purchased identifiable intangible assets	—	36.9	—	—
Internally developed software	—	3.7	—	—
Commissions	—	—	1.7	—

Total deferred tax liabilities	—	40.6	1.7	—

Net deferred tax asset (liability)	$4.1	$(29.4)	$(1.7)	$11.3

United States income taxes have not been provided on $6.4 million of undistributed earnings of foreign subsidiaries because of our intention to reinvest these earnings indefinitely. The determination of unrecognized deferred U.S. tax liability for foreign subsidiaries is not practicable. Tax loss and credit carryforward as of June 29, 2007 have expiration dates ranging between one year and no expiration in certain instances. The amount of U.S. tax loss carryforwards was $108.0 million and credit carryforwards was $20.8 million as of June 29, 2007. The amount of foreign tax loss carryforwards was $24.0 million as of June 29, 2007. The utilization of a portion of the NOLs is subject to an annual limitation under Section 382 of the Internal Revenue Code due to a change of ownership. Income taxes paid were $6.6 million in fiscal 2007.

The effective tax rate in the fiscal year ended June 29, 2007 was impacted unfavorably by a valuation allowance recorded on certain deferred tax assets where it was determined it was not more likely than not that the assets would be realized, certain purchase accounting adjustments and foreign tax credits.
A deferred tax liability in the amount of $40.8 million has been recognized in accordance with SFAS 109 for the difference between the assigned values for purchase accounting purposes and the tax bases of the assets and liabilities acquired as a result of the Stratex acquisition. This resulted in a $40.8 million increase to goodwill. In addition, we also recorded a valuation allowance under purchase accounting on $94.0 million of acquired deferred tax assets in the opening balance sheet. We have recorded the valuation allowance because we have determined it was not more likely than not that the assets would be realized. Any realization of theses deferred tax assets in the future will be reflected as a reduction to goodwill.
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
Note S — Related Party Transactions with Harris
Prior to the Stratex acquisition, Harris provided information services, human resources, financial shared services, facilities, legal support and supply chain management services to us. The charges for these services were billed to us primarily based on actual usage.
These amounts were charged directly to us and were not part of the corporate allocations expense in the consolidated statements of operations for the periods presented in this report. The amount charged to us for these services was $12.2 million, $10.9 million and $10.3 million in fiscal years 2007, 2006 and 2005, respectively. These amounts are included in the cost of product sales and services and engineering, selling and administrative expenses captions in the consolidated statements of operations for the periods presented in this report.
There are other services Harris provided to us prior to the Stratex acquisition that were not directly charged to the Company. These functions and amounts are explained above under the subtitle “Basis of Presentation.” These amounts are included within “Due to Harris Corporation” on the consolidated balance sheets. Additionally, we have other receivables and payables in the normal course of business with Harris. These amounts are netted within “Due to Harris Corporation” on the consolidated balance sheets. Total receivables from Harris were $0.7 million and $7.5 million at June 29, 2007 and June 30, 2006, respectively. Total payables to Harris were $17.9 million and $20.1 million at June 29, 2007 and June 30, 2006, respectively.
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

We have sales to, and purchases from, other Harris entities from time to time. The entity initiating the transaction sells to the other Harris entity at cost or transfer price, depending on jurisdiction. The entity making the sale to the end customer records the profit on the transaction above cost or transfer price, depending on jurisdiction. Our sales to other Harris entities were $1.9 million, $6.5 million and $3.1 million in fiscal 2007, 2006 and 2005, respectively. We also recognized costs associated with related party purchases from Harris of $6.7 million, $12.7 million and $8.0 million in fiscal 2007, 2006 and 2005, respectively.
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
Note T — Operating Lease Commitments
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
Note U —  Derivative Instruments and Hedging Activity
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
Note V —  Legal Proceedings
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
Note W —  Quarterly Financial Data (Unaudited) (Restated)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2007 and 2006 are as follows (in millions, except per share amounts):
Quarter

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(Restated)	(Restated)	(Restated)	(Restated)
	(In millions)
Fiscal 2007
Revenue	$93.6	$101.2	$139.0	$174.1
Gross margin(1)	31.5	33.5	33.7	48.0
Income (loss) from operations	6.0	4.9	(25.0)	(13.3)
Net income (loss)	5.5	4.5	(24.6)	(7.2)
Basic and diluted net loss per common share(2)	N/A	N/A	(0.61)	(0.12)
Market price range common stock(3)
High	$ N/A	$ N/A	$21.25	$20.07
Low	N/A	N/A	18.23	14.85
Quarter-end Close	N/A	N/A	19.19	17.98
Fiscal 2006
Revenue	$84.7	$88.7	$73.6	$110.5
Gross margin (deficit)(1)	26.7	(6.4)	24.0	38.0
Income (loss) from operations	6.0	(32.0)	(7.1)	1.8
Net income (loss)	5.6	(37.7)	(7.9)	1.4
Basic and diluted net income (loss) per common share(2)	N/A	N/A	N/A	N/A

(1)	Gross margin is calculated by subtracting cost of sales from revenue.

(2)	Earnings (loss) per share are computed independently for each of the quarters presented. There were no shares outstanding prior to January 26, 2007 so for periods prior the third quarter of fiscal 2007, these amounts are N/A or Not Applicable. Therefore, the sum of the quarterly net loss per share totals will not equal the total for the year.

(3)	Our Class A common stock began trading on the NASDAQ Global Market on January 30, 2007 under the symbol HSTX.
We have not paid cash dividends on our Common Stock and do not intend to pay cash dividends in the foreseeable future. At June 29, 2007, we had approximately 230 stockholders of record of our Class A common stock and one shareholder of record of our Class B common stock.
The following tables present the impact of the restatement adjustments on our previously reported unaudited quarterly consolidated statements of operations for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005.

QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Fiscal 2007

	For the Quarter Ended
	September 29, 2006
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$93.6	$—	$93.6
Gross margin	30.8	0.7	31.5
Income from operations	5.3	0.7	6.0
Net income	4.8	0.7	5.5
Basic and diluted net income per common share	N/A	—	N/A
Market price range common stock
High	N/A	—	N/A
Low	N/A	—	N/A
Quarter-end Close	N/A	—	N/A

	For the Quarter Ended
	December 29, 2006
	As Previously
	Reported	Adjustments	As Restated
		(In millions)
Revenue	$101.2	$—	$101.2
Gross margin	34.8	(1.3)	33.5
Income from operations	6.2	(1.3)	4.9
Net income	5.8	(1.3)	4.5
Basic and diluted net income per common share	N/A	—	N/A
Market price range common stock
High	N/A	—	N/A
Low	N/A	—	N/A
Quarter-end Close	N/A	—	N/A

	For the Quarter Ended
	March 30, 2007
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$139.0	$—	$139.0
Gross margin	36.0	(2.3)	33.7
Loss from operations	(22.7)	(2.3)	(25.0)
Net loss	(23.2)	(1.4)	(24.6)
Basic and diluted net loss per common share	(0.58)	(0.03)	(0.61)
Market price range common stock
High	21.25	—	21.25
Low	18.23	—	18.23
Quarter-end Close	19.19	—	19.19

	For the Quarter Ended
	June 29, 2007
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$174.1	$—	$174.1
Gross margin	51.1	(3.1)	48.0
Loss from operations	(10.2)	(3.1)	(13.3)
Net loss	(5.3)	(1.9)	(7.2)
Basic and diluted net loss per common share	(0.09)	(0.03)	(0.12)
Market price range common stock
High	20.07	—	20.07
Low	14.85	—	14.85
Quarter-end Close	17.98	—	17.98
Fiscal 2006

	For the Quarter Ended
	September 30, 2005
	As
	Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$84.7	$—	$84.7
Gross margin	26.8	(0.1)	26.7
Income from operations	6.1	(0.1)	6.0
Net income	5.7	(0.1)	5.6
Basic and diluted net loss per common share	N/A	—	N/A

	For the Quarter Ended
	December 30, 2005
	As
	Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$88.7	$—	$88.7
Gross deficit	(6.2)	(0.2)	(6.4)
Loss from operations	(31.7)	(0.3)	(32.0)
Net loss	(37.4)	(0.3)	(37.7)
Basic and diluted net loss per common share	N/A	—	N/A

	For the Quarter Ended
	March 31, 2006
	As
	Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$73.6	$—	$73.6
Gross margin	25.1	(1.1)	24.0
Loss from operations	(6.1)	(1.0)	(7.1)
Net loss	(6.9)	(1.0)	(7.9)
Basic and diluted net loss per common share	N/A	—	N/A

	For the Quarter Ended
	June 30, 2006
	As
	Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$110.5	$—	$110.5
Gross margin	39.2	(1.2)	38.0
Income from operations	3.3	(1.5)	1.8
Net income	2.8	(1.4)	1.4
Basic and diluted net income per common share	N/A	—	N/A
Item 9A.  Controls and Procedures (Restated).
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of June 29, 2007. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
During management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 27, 2008, the material weaknesses discussed below were identified. The Chief Executive Officer and the Chief Financial Officer have concluded that these material weaknesses existed as of June 29, 2007, and as such, our disclosure controls and procedures were not effective.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As of June 27, 2008, we identified the following material weaknesses:
•	Project cost variances within a cost accounting system at one location were recorded on the balance sheet to project work in process inventory accounts and not recorded to cost of sales in the period to which they related. Management has identified a lack of sufficient oversight and review as well as a lack of the appropriate number of resources to ensure adequate analysis of work in process inventory accumulated costs. Specifically, controls over the review of project costs did not operate effectively to ensure work in process inventory was properly relieved of costs. Another contributing factor to this failure was incomplete reporting within the cost accounting system for that location. In addition, the operation of controls over the reconciliation of accounts did not properly address the aging of balances in project work in process inventory accounts.

•	The Company’s process for reconciling certain balance sheet accounts did not prevent, or detect on a timely basis, errors in classification and reporting of certain accounts. Specifically, account reconciliations related to certain payables, receivables, and inventory balance sheet accounts and related income statement accounts included erroneous and aged reconciling items. The principal factor contributing to the material weakness in account reconciliations was insufficient or ineffective preparation, review, and approval of the account reconciliations resulting in errors not being prevented or detected.
The material weaknesses resulted in a restatement to the Company’s interim consolidated financial statements for the first three fiscal quarters of fiscal 2008 (the quarters ended March 28, 2008, December 28, 2007 and September 28, 2007) and the fiscal years ended June 29, 2007, June 30, 2006, and July 1, 2005.
Changes in Internal Control over Financial Reporting — Plan for Remediation of Material Weaknesses: As discussed above, the material weaknesses were identified during management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 27, 2008. As such, the remediation plan below had not yet been initiated and there were no changes in our internal controls over financial reporting for the period ended June 29, 2007 that materially affected our internal control over financial reporting.
In response to the identified material weaknesses, our management, with oversight from the Company’s Audit Committee, has dedicated significant in-house and external resources to implement enhancements to the Company’s internal control over financial reporting and remediate the material weaknesses described above. The material weaknesses will continue to exist until the following remediation steps are fully implemented:
Project Cost Variances
•	Management will generate and review a project work in process exposure report each quarter to ensure work in process is properly relieved of costs.

•	Management will train the appropriate associates in the methods of review of the project costs and will create a high-level awareness of the importance of thorough project cost reviews.

•	Management will ensure the timely closing of projects.

•	Management will ensure that project costs are properly reconciled and evaluated for aging balances on a quarterly basis.
Account Reconciliations
•	Management will complete the on-going implementation of software tools to track the account reconciliation process.

•	Management will institute the processes necessary to ensure the timely completion of account reconciliations supported by a sub-ledger or other independent documentation or calculation.

•	Management will dedicate appropriate resources to ensure thorough and timely reviews of account reconciliations and resolution of aged balances and reconciling items.
Item 9B.  Other Information.
None.
PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K/A because the Company will file a Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended June 29, 2007.

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
The following table provides information as of June 29, 2007, relating to our equity compensation plan pursuant to which grants of options, restricted stock and performance shares may be granted from time to time:

Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon		for
	Exercise of	Weighted-	Future Issuance Under
	Outstanding	Average	Equity Compensation
	Options, Restricted	Exercise Price	Plans (Excluding
	Stock	of	Securities
	and Performance	Outstanding	Reflected in First
Plan Category	Shares	Options	Column)
Equity compensation plan approved by security holders	606,722	$20.15	4,393,278
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
PART IV
Item 15.  Exhibits and Financial Statement Schedules.
The following documents are filed as a part of this Annual Report on Form 10-K/A:

Page
(1) List of Financial Statements Filed as Part of this Annual Report on Form 10-K/A
The following financial statements and reports of Harris Stratex Networks, Inc. and its consolidated subsidiaries are included in Part II, Item 8. of this Annual Report on Form 10-K/A at the page numbers referenced below:

— Report of Independent Registered Public Accounting Firm	64
— Consolidated Statement of Operations — Fiscal Years ended June 29, 2007 (Restated); June 30, 2006 (Restated); and July 1, 2005 (Restated)	65
— Consolidated Balance Sheet — June 29, 2007 (Restated) and June 30, 2006 (Restated)	66
— Consolidated Statement of Cash Flows — Fiscal Years ended June 29, 2007 (Restated); June 30, 2006 (Restated); and July 1, 2005 (Restated)	67
— Consolidated Statement of Comprehensive Income and Shareholders’ Equity — Fiscal Years ended June 29, 2007 (Restated); June 30, 2006 (Restated); and July 1, 2005 (Restated)	68
— Notes to Consolidated Financial Statements (Restated)	69
(2) Financial Statement Schedules:
For each of the Fiscal Years ended June 29, 2007; June 30, 2006; and July 1, 2005 — Schedule II — Valuation and Qualifying Accounts	122
All other schedules are omitted because they are not applicable, the amounts are not significant, or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

(3) Exhibits:
The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Ex. #	Description
2.1	Amended and Restated Formation, Contribution and Merger Agreement, dated as of December 18, 2006, among Harris Corporation, Stratex Networks, Inc., Harris Stratex Networks, Inc. and Stratex Merger Corp. (incorporated by reference to Appendix A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 of Harris Stratex Networks, Inc. filed with the Securities and Exchange Commission on January 3, 2007, File No. 333-137980)

2.1.1	Letter Agreement, dated as of January 26, 2007, among Harris Corporation, Stratex Networks, Inc., Harris Stratex Networks, Inc. and Stratex Merger Corp. (incorporated by reference to Exhibit 2.1.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

3.1	Amended and Restated Certificate of Incorporation of Harris Stratex Networks, Inc. as filed with the Secretary of State of the State of Delaware on January 26, 2007 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 26, 2007, File No. 001-33278)

3.2	Amended and Restated Bylaws of Harris Stratex Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2007, File No. 001-33278)

4.1	Specimen common stock certificates (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 27, 2007, File No. 001-33278)

4.2	Registration Rights Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.1	Investor Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.2	Non-Competition Agreement among Harris Stratex Networks, Inc., Harris Corporation and Stratex Networks, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.4	Intellectual Property Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.5	Trademark and Trade Name License Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.5 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.6	Lease Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.6 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.7	Transition Services Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.7 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

Ex. #	Description
10.8	Warrant Assumption Agreement between Harris Stratex Networks, Inc. and Stratex Networks, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.8 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.9	NetBoss Service Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.9 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.10	Lease Agreement between Harris Stratex Networks Canada ULC and Harris Canada, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.10 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.11	Tax Sharing Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.11 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.13	Non-Competition Agreement, dated January 26, 2007, among Harris Stratex Networks, Inc., Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.13 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.14*	Employment Agreement, effective as of January 26, 2007, between Harris Stratex Networks, Inc. and Guy M. Campbell (incorporated by reference to Exhibit 10.14 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.15*	Employment Agreement, dated as of May 18, 2006, by and between Stratex Networks, Inc. and Thomas H. Waechter (incorporated by reference to Exhibit 10.15 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.15.1*	First Amendment, effective as of September 1, 2006, to Employment Agreement, dated as of May 18, 2006, by and between Stratex Networks, Inc. and Thomas H. Waechter (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Stratex Networks, Inc. for the Fiscal Quarter Ended September 30, 2006, File No. 000-15895)

10.16*	Employment Agreement dated as of January 26, 2007 between Harris Stratex Networks, Inc. and Sarah A. Dudash (incorporated by reference to Exhibit 10.15.1 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 30, 2007, File No. 001-33278)

10.17*	Employment Agreement dated as of April 1, 2006 between Harris Stratex Networks, Inc. and Heinz Stumpe (incorporated by reference to Exhibit 10.15.2 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 30, 2007, File No. 001-33278)

10.18*	Form of Employment Agreement, dated as of May 14, 2002, by and between the Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Stratex Networks, Inc. for the Fiscal Year Ended March 31, 2003, File No. 000-15895)

10.18.1*	Amendment A, effective as of April 1, 2006, to Employment Agreement, dated May 14, 2002, by and between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Stratex Networks, Inc. for the Fiscal Quarter Ended June 30, 2006, File No. 000-15895)

10.18.2*	Amendment B, effective as of April 1, 2006, to Employment Agreement, dated May 14, 2002, by and between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Stratex Networks, Inc. for the Fiscal Quarter Ended June 30, 2006, File No. 000-15895)

10.19*	Restated Employment Agreement, dated as of May 14, 2002, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Stratex Networks, Inc. for the Fiscal Year Ended March 31, 2003, File No. 000-15895)

10.19.1*	Amendment to Employment Agreement, effective as of May 2, 2005, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 18, 2006, File No. 333-137980)

Ex. #	Description
10.19.2*	Amendment to Employment Agreement, Amendment(B), effective as of April 1, 2006, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.28 to Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 18, 2006, File No. 333-137980)

10.19.3*	Third Amendment to Employment Agreement, dated as of December 15, 2006, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 18, 2006, File No. 333-137980)

10.20*	Standard Form of Executive Employment Agreement between Harris Stratex Networks, Inc. and certain executives (incorporated by reference to Exhibit 10.16 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.21	Form of Indemnification Agreement between Harris Stratex Networks, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of Stratex Networks, Inc., File No. 33-13431)

10.22	Sublicense Agreement, effective as of January 26, 2007, between Harris Stratex Networks, Inc. and Harris Stratex Networks Operating Corporation (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 27, 2007, File No. 001-33278)

10.23*†	Harris Stratex Networks, Inc. 2008 Annual Incentive Plan (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 27, 2007, File No. 001-33278)

10.24	Harris Stratex Networks, Inc. 2007 Stock Equity Plan (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2007, File No. 333-140442)

10.25	Stratex Networks, Inc. 2002 Stock Incentive Plan (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2007, File No. 333-140442)

10.26	Stratex Networks, Inc. (formerly DMC Stratex Networks, Inc.) 1999 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2007, File No. 333-140442)

10.27*	Stratex Networks, Inc. (formerly Digital Microwave Corporation) 1994 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2007, File No. 333-140442)

10.28	Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated January 21, 2004 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Stratex Networks, Inc. on January 22, 2004, File No. 000-15895)

10.28.1	Amendment No. 1 to the Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated May 04, 2005 (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K of Stratex Networks, Inc. on June 14, 2005, File No. 000-15895)

10.28.2	Amendment No. 2 to Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated August 15, 2005 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Stratex Networks, Inc. on November 9, 2005, File No. 000-15895)

10.28.3	Amendment No. 3 to Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated December 28, 2005 (incorporated by reference to Exhibit 4.1 the Quarterly Report on Form 10-Q of Stratex Networks, Inc. on February 9, 2006, File No. 000-15895)

10.28.4	Amendment No. 4 to Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated February 27, 2006 (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K of Stratex Networks, Inc. on June 14, 2006, File No. 000-15895)

10.28.5	Amendment No. 5 to Amended and Restated Loan and Security Agreement between Harris Stratex Networks Operating Corporation, a wholly owned subsidiary of Harris Stratex Networks, Inc. and the successor to Stratex Networks, Inc. and Silicon Valley Bank, dated February 23, 2007 (incorporated by reference to Exhibit 10.28.5 to the Annual Report on
Form 10-K filed with the Securities and Exchange Commission on August 27, 2007, File No. 001-33278)

21	List of Subsidiaries of Harris Stratex Networks, Inc. (incorporated by reference to Exhibit 21 to the Annual Report on
Form 10-K filed with the Securities and Exchange Commission on August 27, 2007, File No. 001-33278)

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Management compensatory plan

†	Confidential Treatment Requested

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS STRATEX NETWORKS, INC. (Registrant)
By:	/s/ Harald J. Braun
Harald J. Braun
President and Chief Executive Officer
Date: September 25, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harald J. Braun Harald J. Braun	President, Chief Executive Officer and Director (Principal Executive Officer)	September 25, 2008

/s/ Sarah A. Dudash Sarah A. Dudash	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 25, 2008

/s/ Charles D. Kissner Charles D. Kissner	Chairman of the Board	September 25, 2008

/s/ Eric C. Evans Eric C. Evans	Director	September 25, 2008

/s/ William A. Hasler William A. Hasler	Director	September 25, 2008

/s/ Clifford H. Higgerson Clifford H. Higgerson	Director	September 25, 2008

/s/ Howard L. Lance Howard L. Lance	Director	September 25, 2008

/s/ Dr. Mohsen Sohi Dr. Mohsen Sohi	Director	September 25, 2008

/s/ James C. Stoffel James C. Stoffel	Director	September 25, 2008

/s/ Edward F. Thompson Edward F. Thompson	Director	September 25, 2008

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions
			(2)
		(1)	Charged to
	Balance at	Charged to	Other	(Additions)		Balance at
	Beginning	Costs and	Accounts	Deductions		End of
Description	of Period	Expenses	Describe	Describe		Period
			(In millions)
Year ended June 29, 2007:				$(0.2	)(A)
Amounts Deducted From				(0.8	)(D)
Respective Asset Accounts:				2.1	(B)

Allowances for collection losses	$8.1	$1.5	$—	$1.1		$8.5

Allowances for inventory valuation	$18.2	$3.2	$—	$7.2	(C)	$14.2

Allowances for deferred tax assets	$69.2	$2.6	$25.1	$—		$96.9

Year ended June 30, 2006:
Amounts Deducted From Respective Asset
Accounts:

				$(0.3	)(A)
				3.7	(B)

Allowances for collection losses	$7.3	$4.2	$—	$3.4		$8.1

				$(0.5	)(A)
				53.7	(C)

Allowances for inventory valuation	$32.9	$38.5	$—	$53.2		$18.2

Allowances for deferred tax assets	$50.4	$18.8	$—	$—		$69.2

Year ended July 1, 2005:
Amounts Deducted From Respective Asset

Accounts:

				$(0.5	)(A)
				0.5	(B)

Allowances for collection losses	$6.3	$1.0	$—	$—		$7.3

				$1.9	(A)
				(2.1	)(C)

Allowances for inventory valuation	$33.8	$(1.1)	$—	$(0.2)		$32.9

Allowances for deferred tax assets	$35.9	$14.5	$—	$—		$50.4

Note A — Foreign currency translation gains and losses.

Note B — Uncollectible accounts charged off, less recoveries on accounts previously charged off.

Note C — Obsolescence and excess inventory charged off.

Note E — Acquisition from Stratex Networks, Inc.

Note F — Deferred tax asset recorded as an adjustment to goodwill under purchase accounting.

EXHIBIT INDEX
The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Ex. #	Description
2.1	Amended and Restated Formation, Contribution and Merger Agreement, dated as of December 18, 2006, among Harris Corporation, Stratex Networks, Inc., Harris Stratex Networks, Inc. and Stratex Merger Corp. (incorporated by reference to Appendix A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 of Harris Stratex Networks, Inc. filed with the Securities and Exchange Commission on January 3, 2007, File No. 333-137980)

2.1.1	Letter Agreement, dated as of January 26, 2007, among Harris Corporation, Stratex Networks, Inc., Harris Stratex Networks, Inc. and Stratex Merger Corp. (incorporated by reference to Exhibit 2.1.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

3.1	Amended and Restated Certificate of Incorporation of Harris Stratex Networks, Inc. as filed with the Secretary of State of the State of Delaware on January 26, 2007 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 26, 2007, File No. 001-33278)

3.2	Amended and Restated Bylaws of Harris Stratex Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2007, File No. 001-33278)

4.1	Specimen common stock certificates (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 27, 2007, File No. 001-33278)

4.2	Registration Rights Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.1	Investor Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.2	Non-Competition Agreement among Harris Stratex Networks, Inc., Harris Corporation and Stratex Networks, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.4	Intellectual Property Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.5	Trademark and Trade Name License Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.5 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.6	Lease Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.6 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.7	Transition Services Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.7 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.8	Warrant Assumption Agreement between Harris Stratex Networks, Inc. and Stratex Networks, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.8 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.9	NetBoss Service Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.9 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.10	Lease Agreement between Harris Stratex Networks Canada ULC and Harris Canada, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.10 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

Ex. #	Description
10.11	Tax Sharing Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.11 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.13	Non-Competition Agreement, dated January 26, 2007, among Harris Stratex Networks, Inc., Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.13 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.14*	Employment Agreement, effective as of January 26, 2007, between Harris Stratex Networks, Inc. and Guy M. Campbell (incorporated by reference to Exhibit 10.14 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.15*	Employment Agreement, dated as of May 18, 2006, by and between Stratex Networks, Inc. and Thomas H. Waechter (incorporated by reference to Exhibit 10.15 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.15.1*	First Amendment, effective as of September 1, 2006, to Employment Agreement, dated as of May 18, 2006, by and between Stratex Networks, Inc. and Thomas H. Waechter (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Stratex Networks, Inc. for the Fiscal Quarter Ended September 30, 2006, File No. 000-15895)

10.16*	Employment Agreement dated as of January 26, 2007 between Harris Stratex Networks, Inc. and Sarah A. Dudash (incorporated by reference to Exhibit 10.15.1 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 30, 2007, File No. 001-33278)

10.17*	Employment Agreement dated as of April 1, 2006 between Harris Stratex Networks, Inc. and Heinz Stumpe (incorporated by reference to Exhibit 10.15.2 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 30, 2007, File No. 001-33278)

10.18*	Form of Employment Agreement, dated as of May 14, 2002, by and between the Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of Stratex Networks, Inc. for the Fiscal Year Ended March 31, 2003, File No. 000-15895)

10.18.1*	Amendment A, effective as of April 1, 2006, to Employment Agreement, dated May 14, 2002, by and between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Stratex Networks, Inc. for the Fiscal Quarter Ended June 30, 2006, File No. 000-15895)

10.18.2*	Amendment B, effective as of April 1, 2006, to Employment Agreement, dated May 14, 2002, by and between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Stratex Networks, Inc. for the Fiscal Quarter Ended June 30, 2006, File No. 000-15895)

10.19*	Restated Employment Agreement, dated as of May 14, 2002, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Stratex Networks, Inc. for the Fiscal Year Ended March 31, 2003, File No. 000-15895)

10.19.1*	Amendment to Employment Agreement, effective as of May 2, 2005, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 18, 2006, File No. 333-137980)

10.19.2*	Amendment to Employment Agreement, Amendment(B), effective as of April 1, 2006, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.28 to Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 18, 2006, File No. 333-137980)

10.19.3*	Third Amendment to Employment Agreement, dated as of December 15, 2006, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 18, 2006, File No. 333-137980)

10.20*	Standard Form of Executive Employment Agreement between Harris Stratex Networks, Inc. and certain executives (incorporated by reference to Exhibit 10.16 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.21	Form of Indemnification Agreement between Harris Stratex Networks, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of Stratex Networks, Inc., File No. 33-13431)

Ex. #	Description
10.22	Sublicense Agreement, effective as of January 26, 2007, between Harris Stratex Networks, Inc. and Harris Stratex Networks Operating Corporation (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 27, 2007, File No. 001-33278)

10.23*†	Harris Stratex Networks, Inc. 2008 Annual Incentive Plan (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 27, 2007, File No. 001-33278)

10.24	Harris Stratex Networks, Inc. 2007 Stock Equity Plan (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2007, File No. 333-140442)

10.25	Stratex Networks, Inc. 2002 Stock Incentive Plan (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2007, File No. 333-140442)

10.26	Stratex Networks, Inc. (formerly DMC Stratex Networks, Inc.) 1999 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2007, File No. 333-140442)

10.27*	Stratex Networks, Inc. (formerly Digital Microwave Corporation) 1994 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2007, File No. 333-140442)

10.28	Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated January 21, 2004 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Stratex Networks, Inc. on January 22, 2004, File No. 000-15895)

10.28.1	Amendment No. 1 to the Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated May 04, 2005 (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K of Stratex Networks, Inc. on June 14, 2005, File No. 000-15895)

10.28.2	Amendment No. 2 to Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated August 15, 2005 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Stratex Networks, Inc. on November 9, 2005, File No. 000-15895)

10.28.3	Amendment No. 3 to Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated December 28, 2005 (incorporated by reference to Exhibit 4.1 the Quarterly Report on Form 10-Q of Stratex Networks, Inc. on February 9, 2006, File No. 000-15895)

10.28.4	Amendment No. 4 to Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated February 27, 2006 (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K of Stratex Networks, Inc. on June 14, 2006, File No. 000-15895)

10.28.5	Amendment No. 5 to Amended and Restated Loan and Security Agreement between Harris Stratex Networks Operating Corporation, a wholly owned subsidiary of Harris Stratex Networks, Inc. and the successor to Stratex Networks, Inc. and Silicon Valley Bank, dated February 23, 2007 (incorporated by reference to Exhibit 10.28.5 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 27, 2007, File No. 001-33278)

21	List of Subsidiaries of Harris Stratex Networks, Inc. (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 27, 2007, File No. 001-33278)

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Management compensatory plan

†	Confidential Treatment Requested