Form 10-Q/A
period 2007-09-28
Harris Stratex Networks, Inc.
filed 2008-09-25
CIK 1377789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
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

HARRIS STRATEX NETWORKS, INC.
FORM 10-Q/A
For the Quarter Ended September 28, 2007
This Quarterly Report on Form 10-Q/A contains trademarks of Harris Stratex Networks, Inc.

EXPLANATORY NOTE
We have restated our unaudited condensed consolidated financial statements for the quarter ended September 28, 2007 and September 29, 2006 in this Amendment to Form 10-Q (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2007. This Form 10-Q/A also reflects the restatement of Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 4 “Controls and Procedures” for the quarter ended September 28, 2007 and September 29, 2006. The restatement also affects, and is reflected in, other items in this Form 10-Q/A.
Previously filed (i) interim consolidated financial statements for the quarter ended September 28, 2007 and September 29, 2006 (ii) the annual Consolidated financial statements for the fiscal years ended June 29, 2007, June 30, 2006, and July 1, 2005 included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2007 and (iii) related reports of its independent registered public accountants should no longer be relied upon.
Specifically, we have restated our unaudited condensed consolidated financial statements related to the following items:
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
The effect of these restatement items reduced stockholders’ equity cumulatively by $11.0 million as of September 28, 2007 and $11.6 million as of June 29, 2007. Net loss was decreased by $0.6 million for the quarter ended September 28, 2007 and income was increased by $0.7 million for the quarter ended September 29, 2006.
This restatement is more fully described in Part I herein under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note C “Restatement to Previously Issued Financial Statements” to such unaudited condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Quarter Ended
	September 28,	September 29,
	2007	2006
	(Restated)	(Restated)
	(In millions, except per share amounts)
Revenue from product sales and services:
Revenue from external product sales	$148.6	$81.9
Revenue from product sales with Harris Corporation	1.2	0.5

Total revenue from product sales	149.8	82.4
Revenue from services	22.5	11.2

Total revenue from product sales and services	172.3	93.6
Cost of product sales and services:
Cost of external product sales	(108.9)	(51.9)
Cost of product sales with Harris Corporation	(0.3)	(0.3)

Total cost of product sales	(109.2)	(52.2)
Cost of services	(13.7)	(7.3)
Cost of sales billed from Harris Corporation	(0.6)	(2.6)
Amortization of purchased technology	(1.8)	—

Total cost of product sales and services	(125.3)	(62.1)

Gross margin	47.0	31.5
Research and development expenses	(12.4)	(7.5)
Selling and administrative expenses	(27.1)	(14.8)
Selling and administrative expenses with Harris Corporation	(1.7)	(1.6)

Total research, development, selling and administrative expenses	(41.2)	(23.9)
Amortization of identifiable intangible assets	(1.8)	—
Restructuring charges	(4.0)	—
Corporate allocations expense from Harris Corporation	—	(1.6)

Operating income	—	6.0
Interest income	0.7	0.1
Interest expense	(0.7)	(0.2)

Income before provision for income taxes	—	5.9
Provision for income taxes	(0.2)	(0.4)

Net (loss) income	$(0.2)	$5.5

Basic and diluted net loss per share	$—	N/A
Basic and diluted weighted average shares outstanding	58.4	N/A

N/A	-	Prior to January 26, 2007, the Company was a division of Harris Corporation and there were no shares outstanding for purposes of income or loss per share calculations. Basic and diluted weighted average shares outstanding are calculated based on the daily outstanding shares, reflecting the fact that no shares were outstanding prior to January 26, 2007.
See accompanying Notes to Consolidated Financial Statements.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 28,	June 29,
	2007	2007
	(Restated)	(Restated)
	(In millions, except per
	share amounts)
Assets
Current Assets
Cash and cash equivalents	$64.2	$69.2
Short-term investments and available for sale securities	15.1	20.4
Receivables	197.0	183.1
Unbilled costs	48.6	36.9
Inventories	121.5	124.2
Deferred income taxes	5.0	4.1
Other current assets	20.7	21.7

Total current assets	472.1	459.6
Long-Term Assets
Property, plant and equipment	79.2	80.0
Goodwill	315.1	324.7
Identifiable intangible assets	141.0	144.5
Capitalized software	9.7	9.7
Non-current notes receivable	4.6	5.3
Non-current deferred income taxes	0.6	0.5
Other assets	1.9	1.2

Total long-term assets	552.1	565.9

Total assets	$1,024.2	$1,025.5

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$—	$1.2
Current portion of long-term debt	9.2	10.7
Accounts payable	92.1	84.7
Compensation and benefits	12.4	11.5
Other accrued items	46.1	45.8
Advance payments and unearned income	22.3	22.3
Income taxes payable	5.5	6.8
Restructuring liabilities	10.7	10.8
Current portion of long-term capital lease obligation to Harris Corporation	2.5	3.1
Due to Harris Corporation	20.2	17.2

Total Current Liabilities	221.0	214.1
Long-Term Liabilities
Long-term debt	7.5	8.8
Long-term portion of capital lease obligation to Harris Corporation	1.4	2.8
Restructuring and other long-term liabilities	9.9	11.8
Redeemable preference shares	8.3	8.3
Warrants	3.4	3.9
Deferred income taxes	20.2	29.4

Total Liabilities	271.7	279.1
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, Class A, $0.01 par value; 300,000,000 shares authorized; issued and outstanding 25,478,101 shares at September 28, 2007 and 25,400,856 shares at June 29, 2007	0.3	0.3
Common stock, Class B $0.01 par value; 100,000,000 shares authorized; issued and outstanding 32,913,377 shares at September 28, 2007 and June 29, 2007	0.3	0.3
Additional paid-in-capital	773.3	770.0
Accumulated deficit	(24.4)	(24.2)
Accumulated other comprehensive income	3.0	—

Total Shareholders’ Equity	752.5	746.4

Total Liabilities And Shareholders’ Equity	$1,024.2	$1,025.5

See accompanying Notes to Consolidated Financial Statements.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
 (Unaudited)

	Quarter Ended
	September 28,	September 29,
	2007	2006
	(Restated)	(Restated)
	(In millions)
Operating Activities
Net (loss) income	$(0.2)	$5.5
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of identifiable intangible assets acquired in the Stratex acquisition	3.6	—
Depreciation and amortization of property, plant and equipment and capitalized software	5.3	3.3
Non-cash stock-based compensation expense	2.0	—
Increase in fair value of warrants	(0.5)	—
Deferred income tax expense	0.2	—
Changes in operating assets and liabilities:
Receivables	(13.2)	(1.7)
Unbilled costs and inventories	(9.0)	(1.6)
Accounts payable and accrued expenses	8.6	(1.2)
Advance payments and unearned income	—	4.0
Due to Harris Corporation	3.0	(9.5)
Other	2.3	0.2

Net cash provided by (used in) operating activities	2.1	(1.0)

Investing Activities
Purchases of short-term investments and available for sale securities	(4.0)	—
Sales of short-term investments and available for sale securities	9.3	—
Additions of property, plant and equipment	(2.1)	(0.2)
Additions of capitalized software	(4.2)	(1.1)

Net cash used in investing activities	(1.0)	(1.3)

Financing Activities
Decrease in short-term debt	(1.2)	(0.1)
Payments on long-term debt	(2.8)	—
Payments on long-term capital lease obligation to Harris Corporation	(2.0)	—
Proceeds from exercise of former Stratex stock options	0.9	—
Net cash and other transfers from Harris Corporation prior to the Stratex acquisition	—	2.7

Net cash (used in) provided by financing activities	(5.1)	2.6

Effect of exchange rate changes on cash and cash equivalents	(1.0)	0.3

Net (decrease) increase in cash and cash equivalents	(5.0)	0.6
Cash and cash equivalents, beginning of year	69.2	13.8

Cash and cash equivalents, end of quarter	$64.2	$14.4

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
The results for the quarter ended September 28, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 29, 2007 has been derived from our audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K/A, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q/A should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the fiscal year ended June 29, 2007 (“Fiscal 2007 Form 10-K/A”).
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those results and estimates.
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
For periods prior to January 26, 2007, our historical financial statements are presented on a carve-out basis and reflect the assets, liabilities, revenue and expenses that were directly attributable to MCD as it was operated within Harris. Our condensed consolidated statements of operations include all of the related costs of doing business, including an allocation of certain general corporate expenses of Harris, which were in support of MCD, including costs for finance, legal, treasury, purchasing, quality, environmental, safety, human resources, tax, audit and public relations departments and other corporate and infrastructure costs. We were allocated $1.6 million for these general corporate expenses from Harris during the quarter ended September 29, 2006. These costs represented approximately 9.9% of the total cost of these allocated services in the quarter ended September 29, 2006. These cost allocations were based primarily on a ratio of our revenue to total Harris revenue, multiplied by the total headquarters expense of Harris. The allocation of Harris overhead expenses to us concluded on January 26, 2007. We believe these allocations were made on a reasonable basis. Harris currently owns approximately 56% of our common stock.
On January 26, 2007, we acquired Stratex Networks, Inc. (“Stratex”). The results of operations and cash flows of Stratex were not included in any of our consolidated financial statements before January 26, 2007.
Note B — Recent Accounting Pronouncements
     Accounting for Uncertain Tax Positions
On June 30, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a “more-likely-than-not” threshold for the recognition and derecognition of tax positions, provides guidance on the accounting for interest and penalties relating to tax positions and requires that the cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance in retained earnings (deficit) or other appropriate components of equity or net assets. Refer to “Note O — Income Taxes”, for additional information relating to our accounting for FIN 48 and income taxes.
Note C — Restatement of Previously Issued Financial Statements
As previously announced on July 30, 2008, Harris Stratex Networks, Inc. and its Audit Committee concluded that our consolidated financial statements for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 and for the first three quarters of the fiscal year ended June 27, 2008 would be restated for the correction of errors contained in those consolidated financial statements. The effect of these restatement items reduced shareholders’ equity cumulatively by $11.0 million as of September 28, 2007 and $11.6 million as of June 29, 2007. Previously reported net loss was decreased by $0.6 million for the quarter ended September 28, 2007 and income was increased by $0.7 million for the quarter ended September 29, 2006. The restatement had no impact on our net cash flows from operations, financing activities or investing activities. Details of the nature of the corrections are as follows:
Inventory
Project costs are accumulated in work in process inventory accounts in our cost accounting systems. As products are shipped or otherwise meet our revenue recognition criteria, these project costs are recorded to cost of sales. Estimates may be required at the point of sale if certain costs have been incurred, but not yet invoiced to us. On a routine and periodic basis, we review the work in process balances related to these projects to ensure all appropriate costs have been recorded to cost of sales in a timely manner and in the period to which they relate.
During the fiscal year 2008, we determined that this review had not been performed in a manner sufficient to identify significant project cost variances remaining in certain inventory accounts, and that the resulting errors impacted prior quarters and prior years. To correct this error, we decreased work in process inventory compared to amounts previously recorded by $10.2 million and $9.6 million as of September 28, 2007 and June 29, 2007, respectively, increased cost of external product sales and services by $0.6 million for the quarter ended September 28, 2007 and decreased cost of external product sales and services by $0.6 million for the quarter ended September 29, 2006.
Inventory and Intercompany Account Reconciliations
During the course of the year end close for the fiscal year ending June 27, 2008, we determined that certain account reconciliation adjustments recorded in the fourth quarter of fiscal 2008, which related primarily to inventory and intercompany accounts receivable accounts, should have been recorded in prior quarters or prior years. We determined that certain manual controls had not been performed for certain periods, resulting in accounting errors. More specifically, we identified errors in the work in process inventory balances resulting from incorrect account reconciliation processes. To correct this error, we recorded adjustments to decrease inventory compared to amounts previously recorded by $3.4 million and $1.9 million as of September 28, 2007 and June 29, 2007, respectively, increase cost of external product sales by $1.5 million for the quarter ended September 28, 2007, and decrease the cost of external product sales by $0.1 million for the quarter ended September 29, 2006.
We also identified errors in accounts receivable balances as a result of control deficiencies in the recording and elimination of intercompany transactions. To correct this error, we increased accounts receivable by $0.9 million for the quarter ended September 28, 2007 and decreased accounts receivable by $2.2 million at June 29, 2007, and increased selling and administrative expenses by $3.1 million for the quarter ended September 28, 2007.
Warranty Liability
Our liability for product warranties contains the estimated accrual for certain technical assistance services provided under our standard warranty policy. We determined that these costs had not been properly included in the warranty liability estimates in the balance sheet of Stratex at the date of acquisition. To correct this error, we recorded an adjustment to increase the warranty liability and increase goodwill related to the Stratex acquisition by $1.1 million at June 29, 2007.
Deferred Tax Liability
Taking into consideration the restatement adjustments described above, we reassessed our income tax provision in accordance with Statement 109. As a result, we recorded an adjustment to decrease the deferred tax liability balance by $1.7 million and $2.1 million as of September 28, 2007 and June 29, 2007, respectively, and to decrease the income tax benefit by $0.4 million for the quarter ended September 28, 2007. For periods prior to January 26, 2007, income tax expense was determined as if MCD had been a stand-alone entity, although the actual tax liabilities and tax consequences applied only to Harris. Our income tax expense for those periods relates to income taxes paid or to be paid in foreign jurisdictions for which net operating loss carryforwards were not available and domestic taxable income is deemed offset by tax loss carryforwards for which an income tax valuation allowance had been previously provided for in the financial statements. Thus, there was no change in our tax provision for periods prior to fiscal 2007.
The following tables present the impact of the restatement adjustments on our previously reported consolidated balance sheets as of September 28, 2007 and June 29, 2007, as well as the impact on our previously reported consolidated statements of operations and cash flows for the quarters ended September 28, 2007 and September 29, 2006.
QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the quarter ended September 28, 2007
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$172.3	$—	$172.3

Gross margin	49.1	(2.1)	47.0

Loss from operations	(1.0)	1.0	—

Net loss	$(0.8)	$0.6	$(0.2)

Basic and diluted net loss per common share	$(0.01)	$—	$—

	For the quarter ended September 29, 2006
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$93.6	$—	$93.6

Gross margin	30.8	0.7	31.5

Income from operations	5.3	0.7	6.0

Net income	$4.8	$0.7	$5.5

Basic and diluted net loss per common share	N/A	N/A	N/A

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of September 28, 2007
	As Previously
	Reported	Adjustments	As Restated
		(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$64.2	$—	$64.2
Short-term investments and available for sale securities	15.1	—	15.1
Receivables	196.1	0.9	197.0
Unbilled costs	48.6	—	48.6
Inventories	135.1	(13.6)	121.5
Deferred income taxes	5.0	—	5.0
Other current assets	20.7	—	20.7

Total current assets	484.8	(12.7)	472.1
Long-Term Assets
Property, plant and equipment	79.2	—	79.2
Goodwill	314.0	1.1	315.1
Identifiable intangible assets	141.0	—	141.0
Other long-term assets	16.8	—	16.8

Total long-term assets	551.0	1.1	552.1

Total assets	$1,035.8	$(11.6)	$1,024.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$—	$—	$—
Current portion of long-term debt	9.2	—	9.2
Accounts payable	92.1	—	92.1
Compensation and benefits	12.4	—	12.4
Other accrued items	45.0	1.1	46.1
Advance payments and unearned income	22.3	—	22.3
Income taxes payable	5.5	—	5.5
Restructuring liabilities	10.7	—	10.7
Current portion of long-term capital lease obligation to Harris Corporation	2.5	—	2.5
Due to Harris Corporation	20.2	—	20.2

Total current liabilities	219.9	1.1	221.0
Long-term Liabilities	52.4	(1.7)	50.7

Total liabilities	272.3	(0.6)	271.7
Total shareholders’ equity	763.5	(11.0)	752.5

Total liabilities and shareholders’ equity	$1,035.8	$(11.6)	$1,024.2

	As of June 29, 2007
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$69.2	$—	$69.2
Short-term investments and available for sale securities	20.4	—	20.4
Receivables	185.3	(2.2)	183.1
Unbilled costs	36.9	—	36.9
Inventories	135.7	(11.5)	124.2
Deferred income taxes	4.1	—	4.1
Other current assets .	21.7	—	21.7

Total current assets	473.3	(13.7)	459.6
Long-Term Assets
Property, plant and equipment	80.0	—	80.0
Goodwill	323.6	1.1	324.7
Identifiable intangible assets	144.5	—	144.5
Other long-term assets	16.7	—	16.7

Total long-term assets	564.8	1.1	565.9

Total assets	$1,038.1	$(12.6)	$1,025.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$1.2	$—	$1.2
Current portion of long-term debt	10.7	—	10.7
Accounts payable	84.7	—	84.7
Compensation and benefits	11.5	—	11.5
Other accrued items	44.7	1.1	45.8
Advance payments and unearned income	22.3	—	22.3
Income taxes payable	6.8	—	6.8
Restructuring liabilities	10.8	—	10.8
Current portion of long-term capital lease obligation to Harris Corporation	3.1	—	3.1
Due to Harris Corporation	17.2	—	17.2

Total current liabilities	213.0	1.1	214.1
Long-term Liabilities	67.1	(2.1)	65.0

Total Liabilities	280.1	(1.0)	279.1
Total shareholders’ equity	758.0	(11.6)	746.4

Total liabilities and shareholders’ equity	$1,038.1	$(12.6)	$1,025.5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the quarter ended
	September 28, 2007
	As
	Previously		As
	Reported	Adjustments	Restated
	(In millions)
Net loss	$(0.8)	$0.6	$(0.2)
Net cash provided by operating activities	2.1	—	2.1

Amortization of identifiable intangible assets acquired in the Stratex acquisition	3.6	—	3.6
Depreciation and amortization of property, plant and equipment and capitalized software	5.3	—	5.3
Non-cash stock-based compensation expense	2.0	—	2.0
Increase in fair value of warrants	(0.5)	—	(0.5)
Deferred income tax expense	(0.2)	0.4	0.2
Changes in operating assets and liabilities:
Receivables	(10.1)	(3.1)	(13.2)
Unbilled costs and inventories	(11.0)	2.0	(9.0)
Accounts payable and accrued expenses	8.5	0.1	8.6
Advance payments and unearned income	—	—	—
Due to Harris Corporation	3.0	—	3.0
Other	2.3	—	2.3
Net cash used in investing activities	(1.0)	—	(1.0)

Net cash used in financing activities	(5.1)	—	(5.1)

Effect of exchange rate changes on cash and cash equivalents	(1.0)	—	(1.0)

Net decrease in cash and cash equivalents	(5.0)	—	(5.0)
Cash and cash equivalents, beginning of year	$69.2	—	$69.2

Cash and cash equivalents, end of year	$64.2	$—	$64.2

	For the quarter ended
	September 29, 2006
	As
	Previously		As
	Reported	Adjustment	Restated
	(In millions)
Net income	$4.8	$0.7	$5.5
Net cash used in operating activities	(1.0)	—	(1.0)

Amortization of identifiable intangible assets acquired in the Stratex acquisition	—	—	—
Depreciation and amortization of property, plant and equipment and capitalized software	3.3	—	3.3
Non-cash stock-based compensation expense	—	—	—
Increase in fair value of warrants	—	—	—
Deferred income tax expense	—	—	—
Changes in operating assets and liabilities:
Receivables	(1.6)	(0.1)	(1.7)
Unbilled costs and inventories	(0.9)	(0.7)	(1.6)
Accounts payable and accrued expenses	(1.3)	0.1	(1.2)
Advance payments and unearned income	4.0	—	4.0
Due to Harris Corporation	(9.5)	—	(9.5)
Other	0.2	—	0.2
Net cash used in investing activities	(1.3)	—	(1.3)

Net cash provided by financing activities	2.6	—	2.6

Effect of exchange rate changes on cash and cash equivalents	0.3	—	0.3

Net increase in cash and cash equivalents	0.6	—	0.6
Cash and cash equivalents, beginning of year	$13.8	—	$13.8

Cash and cash equivalents, end of year	$14.4	$—	$14.4

Note D — Short-Term Investments and Available for Sale Securities
Short-term investments and available for sale securities as of September 28, 2007 consisted of the following:

	September 28, 2007
		Gross	Gross
		Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In millions)
Corporate notes	$11.0	$—	$—	$11.0
Government notes	3.6	—	—	3.6
Auction rate securities	0.5	—	—	0.5

Total short-term investments and available for sale securities	$15.1	$—	$—	$15.1

With the exception of the auction rate securities, all of the Company’s short-term investments and available for sale securities have maturity dates of less than one year, with a weighted average maturity of 123 days. Our auction rate securities have maturities in perpetuity or extending through August 2038, with interest rates resetting generally every 28 days.

Note E — Accumulated Other Comprehensive Income (Loss) and Comprehensive Income (Restated)
The changes in components of our accumulated other comprehensive income (loss) during the quarters ended September 28, 2007 and September 29, 2006 were as follows:

			Short-Term
			Investments	Total
			and	Accumulated
	Foreign		Available	Other
	Currency	Hedging	for Sale	Comprehensive
	Translation	Derivatives	Securities	Income (Loss)
	(In millions)
Balance at June 29, 2007	$—	$—	$—	$—
Foreign currency translation	2.7	—	—	2.7
Net unrealized gain on hedging activities, net of $0 tax	—	0.3	—	0.3

Balance at September 28, 2007	$2.7	$0.3	$—	$3.0

Balance at June 30, 2006	(1.5)	0.1	—	(1.4)
Foreign currency translation	0.3	—	—	0.3
Net unrealized loss on hedging activities, net of $0 tax	—	(0.1)	—	(0.1)

Balance at September 29, 2006	$(1.2)	$—	$—	$(1.2)

Total comprehensive income for the quarters ended September 28, 2007 and September 29, 2006 was comprised of the following:

	September 28, 2007	September 29, 2006
	(Restated)	(Restated)
	(In millions)
Net (loss) income	$(0.2)	$5.5
Other comprehensive income:
Foreign currency translation	2.7	0.3
Net unrealized gain (loss) on hedging activities	0.3	(0.1)

Total comprehensive income	$2.8	$5.7

Note F — Receivables (Restated)
Our receivables are summarized below:

	As of	As of
	September 28, 2007	June 29, 2007
	(Restated)	(Restated)
	(In millions)
Accounts receivable	$202.0	$188.3
Notes receivable due within one year — net	3.4	3.3

	205.4	191.6
Less allowances for collection losses	(8.4)	(8.5)

	$197.0	$183.1

Note G — Inventories (Restated)
Our inventories are summarized below:

	As of	As of
	September 28, 2007	June 29, 2007
	(Restated)	(Restated)
	(In millions)
Finished products	$50.6	$52.9
Work in process	24.1	17.1
Raw materials and supplies	63.5	68.4

	138.2	138.4
Inventory reserves	(16.7)	(14.2)

	$121.5	$124.2

Note H — Property, Plant and Equipment
Our property, plant and equipment are summarized below:

	As of	As of
	September 28, 2007	June 29, 2007
	(In millions)
Land	$1.3	$1.3
Buildings	28.1	30.8
Software developed for internal use	6.7	3.0
Machinery and equipment	122.5	123.3

	158.6	158.4
Less allowances for depreciation and amortization	(79.4)	(78.4)

	$79.2	$80.0

Depreciation and amortization expense related to plant and equipment, including software amortization, was $4.6 million and $3.3 million during the quarters ended September 28, 2007 and September 29, 2006.
Note I — Credit Facility and Debt
Our debt consisted of the following at September 28, 2007 and June 29, 2007:

	As of	As of
	September 28, 2007	June 29, 2007
	(In millions)
Credit Facility with Bank:
Term Loan A	$4.2	$5.7
Term Loan B	12.5	13.8
Other short-term notes	—	1.2

Total	16.7	20.7
Less other short-term notes	—	(1.2)
Less current portion	(9.2)	(10.7)

Long-term debt	$7.5	$8.8

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
Note J — Accrued Warranties (Restated)
We have accrued for the estimated cost to repair or replace products under warranty at the time of sale. Changes in warranty liability, which is included as a component of “Other accrued items” on the condensed consolidated balance sheets, during the quarters ended September 28, 2007 and September 29, 2006 were as follows:

	Quarter Ended
	September 28, 2007	September 29, 2006
	(Restated)	(Restated)
	(In millions)
Balance as of the beginning of the year	$6.7	$3.9
Warranty provision for revenue recorded during the quarter	1.9	0.5
Settlements made during the quarter	(2.2)	(0.5)

Balance as of the end of the quarter	$6.4	$3.9

Note K — Warrants
As part of the Stratex acquisition, we assumed warrants to purchase shares of our Class A common stock. As of September 28, 2007, warrants to purchase 520,445 shares of our Class A common stock were outstanding. These warrants have an exercise price of $11.80 per common share and will expire on September 24, 2009. The per share fair value of each warrant was $6.53 and $7.43 on September 28, 2007 and June 29, 2007, respectively, determined based on the Black-Scholes-Merton model with the assumptions listed in the table below.

	September 28, 2007		June 29, 2007
Dividend yield	0.0%		0.0%
Expected volatility	39.6%		43.1%
Risk-free interest rate	4.14%		4.91%
Expected holding period	1	.00 year	1	.25 year
As a result of recording these outstanding warrants at fair value at September 28, 2007, we recorded the change in fair value during the quarter ended September 28, 2007 as a $0.5 million decrease to selling and administrative expenses on our condensed consolidated statements of operations. During the quarter ended September 28, 2007, there were no warrants exercised.
Note L — Restructuring Activities
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

In the third quarter of fiscal 2007, in connection with the Stratex acquisition on January 26, 2007, we recognized $12.0 million of restructuring liabilities representing the fair value of Stratex restructuring liabilities incurred prior to, and not related to, the acquisition as summarized in the table below. These charges relate to building lease obligations at four of Stratex’s U.S. facilities. In the quarter ended September 28, 2007, we made payments of $0.7 million on these leases, which reduced the liability by $0.5 million, net of $0.2 million in interest expense. Also during the quarter ended September 28, 2007, new information became available with regard to our utilization of the space under these building lease obligations, and we reduced our restructuring liability by $1.4 million with an offsetting decrease to goodwill under purchase accounting.
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

Our fiscal year 2007 restructuring plans were expected to be fully implemented by December 31, 2007. The following table summarizes our costs incurred through September 28, 2007 and costs expected to be incurred for our fiscal 2007 restructuring plans:

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

Note M — Share-Based Compensation
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
Note N — Business Segments (Restated)
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
During the first quarter of fiscal 2008, we had one customer in Africa (Mobile Telephone Networks or MTN) that accounted for 11% of our total revenue.
Revenue and (loss) income before income taxes by segment are as follows:

	Quarter Ended
	September 28, 2007	September 29, 2006
	(Restated)	(Restated)
	(In millions)
Revenue
North America Microwave	$56.6	$49.9
International Microwave	109.2	39.3
Network Operations	6.5	4.4

Total Revenue	$172.3	$93.6

Income Before Income Taxes
Segment Operating (Loss) Income:
North America Microwave (1)	$(0.3)	$3.7
International Microwave (2)	(0.5)	3.6
Network Operations	0.8	0.3
Corporate allocations expense from Harris	—	(1.6)
Net interest expense	—	(0.1)

Income before income taxes	$—	$5.9

(1)	During the first quarter of fiscal 2008, we recorded $0.6 million in amortization of developed technology, tradenames, customer relationships, and non-compete agreements, $0.2 million in amortization of the step-up in the fair value of fixed assets related to the acquisition of Stratex, $3.8 million in restructuring charges, $1.0 million in merger-related integration charges, $0.8 million in charges for impairment of a lease agreement and $2.3 million in FAS 123R share-based compensation in our North America Microwave segment.

(2)	During the first quarter of fiscal 2008, we recorded $3.0 million in amortization of developed technology, tradenames, customer relationships, and non-compete agreements, $0.5 million in amortization of the step-up in the fair value of fixed assets related to the acquisition of Stratex, $0.2 million in restructuring charges, $1.8 million in merger related integration charges and $0.1 million in FAS 123R share-based compensation in our International Microwave segment.
Note O — Income Taxes (Restated)
The income tax benefit for the current fiscal quarter reflects our pre-tax loss and was based on our estimated annual effective tax. The income tax provision for the quarter ended September 28, 2007 was $0.2 million. The variation between income taxes and income tax expense at the U.S. statutory rate of 35% is primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates.

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
Note P — Related Party Transactions with Harris
Harris provided information services, human resources, financial shared services, facilities, legal support and supply chain management services to us. Prior to the Stratex acquisition, the charges for these services were billed to us primarily based on actual usage. During the quarter ended September 29, 2006, Harris charged us $1.6 million for these services.
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
We have sales to, and purchases from, other Harris entities from time to time. Prior to January 26, 2007, the entity initiating the transaction sold to the other Harris entity at cost or transfer price, depending on jurisdiction. The entity making the sale to the end customer recorded the profit on the transaction above cost or transfer price, depending on jurisdiction. Subsequent to January 26, 2007, these purchases and sales are recorded at market price. Our sales to other Harris entities were $1.2 million and $0.5 million for the quarters ended September 28, 2007 and September 29, 2006. We also recognized costs associated with related party purchases from Harris of $0.6 million and $2.6 million for the quarters ended September 28, 2007 and September 29, 2006, respectively.
Harris was the primary source of our financing and equity activities through January 26, 2007, the date of the Stratex acquisition. During the quarter ended September 29, 2006, Harris’ net investment in us was increased by $2.7 million.
Additionally, through the date of the Stratex acquisition, Harris loaned cash to us to fund our international entities and, we distributed excess cash back to Harris. This arrangement ended on January 26, 2007. We recognized interest income and expense on these loans. The amount of interest income and expense for the quarter ended September 29, 2006 was not significant.

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
As described in Note C to the condensed consolidated financial statements, the financial statements referred to above have been restated.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harris Stratex Networks, Inc. and subsidiaries as of June 29, 2007, and the related consolidated statements of operations and cash flows for the year then ended, not presented herein, and in our report dated August 16, 2007 (except for Note D, as to which the date is September 12, 2008), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 29, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived. As described in Note D to the consolidated financial statements, these financial statements have been restated.
/s/ Ernst & Young LLP
Raleigh, North Carolina
November 2, 2007, except for Note C,
as to which the date is September 12, 2008

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
As previously announced on July 30, 2008, Harris Stratex Networks, Inc. and its Audit Committee concluded that our consolidated financial statements for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 and for the first three quarters of the fiscal year ended June 27, 2008 would be restated for the correction of errors contained in those consolidated financial statements. The effect of these restatement items reduced stockholders’ equity cumulatively by $11.0 million as of September 28, 2007 and $11.6 million as of June 29, 2007, respectively. Previously reported net loss was decreased by $0.6 million for the quarter ended September 28, 2007 and income was increased by $0.7 million for the quarter ended September 29, 2006. The restatement had no impact on our net cash flows from operations, financing activities or investing activities. Details of the nature of the corrections are as follows:
Inventory
Project costs are accumulated in work in process inventory accounts in our cost accounting systems. As products are shipped or otherwise meet our revenue recognition criteria, these project costs are recorded to cost of sales. Estimates may be required at the point of sale if certain costs have been incurred, but not yet invoiced to us. On a routine and periodic basis, we review the work in process balances related to these projects to ensure all appropriate costs have been recorded to cost of sales in a timely manner and in the period to which they relate.
During the fiscal year 2008, we determined that this review had not been performed in a manner sufficient to identify significant project cost variances remaining in certain inventory accounts, and that the resulting errors impacted prior quarters and prior years. To correct this error, we decreased work in process inventory compared to amounts previously recorded by $10.2 million and $9.6 million as of September 28, 2007 and June 29, 2007, respectively, and increased cost of external product sales and services by $0.6 million for the quarter ended September 28, 2007 and decreased cost of external product sales and services by $0.6 million for the quarter ended September 29, 2006.
Inventory and Intercompany Account Reconciliations
During the course of the year end close for the fiscal year ending June 27, 2008, we determined that certain account reconciliation adjustments recorded in the fourth quarter of fiscal 2008, which related primarily to inventory and intercompany accounts receivable accounts, should have been recorded in prior quarters or prior years. We determined that certain manual controls had not been performed for certain periods, resulting in accounting errors. More specifically, we identified errors in the work in process inventory balances resulting from incorrect account reconciliation processes. To correct this error, we recorded adjustments to decrease inventory compared to amounts previously recorded by $3.4 million and $1.9 million as of September 28, 2007 and June 29, 2007, respectively, and increased cost of external product sales by $1.5 million for the quarter ended September 28, 2007, and decreased the cost of external product sales by $0.1 million for the quarter ended September 29, 2006.
We also identified errors in accounts receivable balances as a result of control deficiencies in the recording and elimination of intercompany transactions. To correct this error, we increased accounts receivable by $0.9 million for the quarter ended September 28, 2007 and decreased accounts receivable by $2.2 million at June 29, 2007, and increased selling and administrative expenses by $3.1 million for the quarter ended September 28, 2007.
Warranty Liability
Our liability for product warranties contains the estimated accrual for certain technical assistance services provided under our standard warranty policy. We determined that these costs had not been properly included in the warranty liability estimates in the balance sheet of Stratex at the date of acquisition. To correct this error, we recorded an adjustment to increase the warranty liability and increase goodwill related to the Stratex acquisition by $1.1 million at June 29, 2007.

Deferred Tax Liability
Taking into consideration the restatement adjustments described above, we reassessed our income tax provision in accordance with Statement 109. As a result, we recorded an adjustment to decrease the deferred tax liability balance by $1.7 million and $2.1 million as of September 28, 2007 and June 29, 2007, respectively, and to decrease the income tax benefit by $0.4 million for the quarter ended September 28, 2007. For periods prior to January 26, 2007, income tax expense has been determined as if MCD had been a stand-alone entity, although the actual tax liabilities and tax consequences applied only to Harris. Our income tax expense for those periods relates to income taxes paid or to be paid in foreign jurisdictions for which net operating loss carryforwards were not available and domestic taxable income is deemed offset by tax loss carryforwards for which an income tax valuation allowance had been previously provided for in the financial statements. Thus, there was no change in our tax provision for periods prior to fiscal 2007.
The following tables present the impact of the restatement adjustments on our previously reported consolidated balance sheets as of September 28, 2007 and June 29, 2007, as well as the impact on our previously reported consolidated statements of operations and cash flows for the quarter ended September 28, 2007 and September 29, 2006.
QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the quarter ended September 28, 2007
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$172.3	$—	$172.3

Gross margin	49.1	(2.1)	47.0

Loss from operations	(1.0)	1.0	—

Net loss	$(0.8)	$0.6	$(0.2)

Basic and diluted net loss per common share	$(0.01)	$—	$—

	For the Quarter ended September 29, 2006
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$93.6	$—	$93.6

Gross margin	30.8	0.7	31.5

Income from operations	5.3	0.7	6.0

Net income	$4.8	$0.7	$5.5

Basic and diluted net loss per common share	N/A	N/A	N/A

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of September 28, 2007
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$64.2	$—	$64.2
Short-term investments and available for sale securities	15.1	—	15.1
Receivables	196.1	0.9	197.0
Unbilled costs	48.6	—	48.6
Inventories	135.1	(13.6)	121.5
Deferred income taxes	5.0	—	5.0
Other current assets	20.7	—	20.7

Total current assets	484.8	(12.7)	472.1
Long-Term Assets
Property, plant and equipment	79.2	—	79.2
Goodwill	314.0	1.1	315.1
Identifiable intangible assets	141.0	—	141.0
Other long-term assets	16.8	—	16.8

Total long-term assets	551.0	1.1	552.1

Total assets	$1,035.8	$(11.6)	$1,024.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$—	$—	$—
Current portion of long-term debt	9.2	—	9.2
Accounts payable	92.1	—	92.1
Compensation and benefits	12.4	—	12.4
Other accrued items	45.0	1.1	46.1
Advance payments and unearned income	22.3	—	22.3
Income taxes payable	5.5	—	5.5
Restructuring liabilities	10.7	—	10.7
Current portion of long-term capital lease obligation to Harris Corporation	2.5	—	2.5
Due to Harris Corporation	20.2	—	20.2

Total current liabilities	219.9	1.1	221.0
Long-term Liabilities	52.4	(1.7)	50.7

Total Liabilities	272.3	(0.6)	271.7
Total shareholders’ equity	763.5	(11.0)	752.5

Total liabilities and shareholders’ equity	$1,035.8	$(11.6)	$1,024.2

	As of June 29, 2007
	As Previously
	Reported	Adjustments	As Restated
		(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$69.2	$—	$69.2
Short-term investments and available for sale securities	20.4	—	20.4
Receivables	185.3	(2.2)	183.1
Unbilled costs	36.9	—	36.9
Inventories	135.7	(11.5)	124.2
Deferred income taxes	4.1	—	4.1
Other current assets	21.7	—	21.7

Total current assets	473.3	(13.7)	459.6
Long-Term Assets
Property, plant and equipment	80.0	—	80.0
Goodwill	323.6	1.1	324.7
Identifiable intangible assets	144.5	—	144.5
Other long-term assets	16.7	—	16.7

Total long-term assets	564.8	1.1	565.9

Total assets	$1,038.1	$(12.6)	$1,025.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$1.2	$—	$1.2
Current portion of long-term debt	10.7	—	10.7
Accounts payable	84.7	—	84.7
Compensation and benefits	11.5	—	11.5
Other accrued items	44.7	1.1	45.8
Advance payments and unearned income	22.3	—	22.3
Income taxes payable	6.8	—	6.8
Restructuring liabilities	10.8	—	10.8
Current portion of long-term capital lease obligation to Harris Corporation	3.1	—	3.1
Due to Harris Corporation	17.2	—	17.2

Total current liabilities	213.0	1.1	214.1
Long-term liabilities	67.1	(2.1)	65.0

Total Liabilities	280.1	(1.0)	279.1
Total shareholders’ equity	758.0	(11.6)	746.4

Total Liabilities and shareholders’ equity	$1,038.1	$(12.6)	$1,025.5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the quarter ended
	September 28, 2007
	As
	Previously		As
	Reported	Adjustments	Restated
	(In millions)
Net loss	$(0.8)	$0.6	$(0.2)
Net cash provided by operating activities	2.1	—	2.1

Amortization of identifiable intangible assets acquired in the Stratex acquisition	3.6	—	3.6
Depreciation and amortization of property, plant and equipment and capitalized software	5.3	—	5.3
Non-cash stock-based compensation expense	2.0	—	2.0
Increase in fair value of warrants	(0.5)	—	(0.5)
Deferred income tax expense	(0.2)	0.4	0.2
Changes in operating assets and liabilities:
Receivables	(10.1)	(3.1)	(13.2)
Unbilled costs and inventories	(11.0)	2.0	(9.0)
Accounts payable and accrued expenses	8.5	0.1	8.6
Advance payments and unearned income	—	—	—
Due to Harris Corporation	3.0	—	3.0
Other	2.3	—	2.3
Net cash used in investing activities	(1.0)	—	(1.0)

Net cash used in financing activities	(5.1)	—	(5.1)

Effect of exchange rate changes on cash and cash equivalents	(1.0)	—	(1.0)

Net decrease in cash and cash equivalents	(5.0)	—	(5.0)
Cash and cash equivalents, beginning of year	$69.2	—	$69.2

Cash and cash equivalents, end of year	$64.2	$—	$64.2

	For the quarter ended
	September 29, 2006
	As
	Previously		As
	Reported	Adjustments	Restated
	(In millions)
Net income	$4.8	$0.7	$5.5
Net cash used in operating activities	(1.0)	—	(1.0)

Amortization of identifiable intangible assets acquired in the Stratex acquisition	—	—	—
Depreciation and amortization of property, plant and equipment and capitalized software	3.3	—	3.3
Non-cash stock-based compensation expense	—	—	—
Increase in fair value of warrants	—	—	—
Deferred income tax expense	—	—	—
Changes in operating assets and liabilities:
Receivables	(1.6)	(0.1)	(1.7)
Unbilled costs and inventories	(0.9)	(0.7)	(1.6)
Accounts payable and accrued expenses	(1.3)	0.1	(1.2)
Advance payments and unearned income	4.0	—	4.0
Due to Harris Corporation	(9.5)	—	(9.5)
Other	0.2	—	0.2
Net cash used in investing activities	(1.3)	—	(1.3)

Net cash provided by financing activities	2.6	—	2.6

Effect of exchange rate changes on cash and cash equivalents	0.3	—	0.3

Net increase in cash and cash equivalents	0.6	—	0.6
Cash and cash equivalents, beginning of year	$13.8	—	$13.8

Cash and cash equivalents, end of year	$14.4	$—	$14.4

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

Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is sometimes referred to in this Quarterly Report on Form 10-Q/A as the MD&A, is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to our condensed consolidated financial statements and related notes presented under Item 1. Financial Statements of this report.
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

Quarter Ended September 28, 2007 compared to Quarter Ended September 29, 2006
Revenue and Net (Loss) Income (Restated)

	Quarter Ended
	September	September
	28, 2007	29, 2006	Percentage
	(Restated)	(Restated)	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$172.3	$93.6	84.1%
Net (loss) income	$(0.2)	$5.5	N/M
% of revenue	(0.1)%	5.9%	—

N/M = Not statistically meaningful
The results for the first quarter of fiscal 2008 include the operations acquired in the Stratex acquisition for the entire period while the results for the first quarter of fiscal 2007 include only the results of MCD prior to the merger. Historically, Stratex derived its revenues primarily from international markets.
Our revenue for the first quarter of fiscal 2008 was $172.3 million, an increase of $78.7 million or 84.1% compared to the first quarter of fiscal 2007, which includes $68.4 million of revenue from the products and services acquired in the Stratex acquisition. The remainder of the revenue increase, or $10.3 million, resulted from revenue growth in the International Microwave and Network Operations segments. The increased international demand for our products came from increases in Africa and Latin America. Operators in Africa continue to expand their coverage and capacity across East and West Africa, driving increased business activity. Additionally, we had increased shipments into Mexico, Brazil and Argentina in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The Network Operations segment experienced increased demand in the first quarter of fiscal 2008 for its service assurance solution with Next Generation Network customers.
Our first quarter fiscal 2008 net loss was $0.2 million compared to net income of $5.5 million in the first quarter of fiscal 2007 which reflected only MCD’s historical operations. The first quarter fiscal 2008 net loss included the following purchase accounting adjustments and other expenses related to the acquisition and integration of Stratex: $2.8 million of charges related primarily to integration activities undertaken in connection with the merger; $0.7 million amortization of a portion of the fair value adjustments related to fixed assets; and $1.8 million of amortization related to developed technology; $1.8 million of amortization of trade names, customer relationships and non-competition agreements. These charges were classified in either cost of product sales and services or selling and administrative expenses depending on the nature of the charge in the first quarter of fiscal 2008. We also recognized a charge for the impairment of a lease of $0.8 million and recorded $2.4 million in FAS 123R share-based compensation ($0.4 million in the first quarter of fiscal 2007).
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
These restructuring charges were partially offset by income generated from the operations acquired from Stratex and by the margin generated by the increased revenue from our International Microwave and Network Operations segments. In the first quarter of fiscal 2008 we recorded a net tax provision of $0.2 million, compared to a tax provision of $0.4 million in the first quarter of fiscal 2007. The tax provision recorded in the first quarter of fiscal 2008 resulted primarily from foreign tax credits expected to be earned by our international operations.
Gross Margin (Restated)

	Quarter Ended
	September	September
	28, 2007	29, 2006	Percentage
	(Restated)	(Restated)	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$172.3	$93.6	84.1%
Cost of product sales and services	(125.3)	(62.1)	N/M
Gross margin	$47.0	$31.5	49.2%
% of revenue	27.3%	33.7%	—

N/M = Not statistically meaningful
Our first quarter fiscal 2008 gross margin was $47.0 million, or 27.3% of revenue, compared to $31.5 million, or 33.7% of revenue, for the first quarter of fiscal 2007. Our first quarter fiscal 2008 gross margin was reduced by $1.8 million of amortization on developed technology and $0.2 million of amortization of the fair value of adjustments for fixed assets acquired from Stratex. Our first quarter fiscal 2008 gross margin also was reduced by $0.6 million in integration costs. In the first quarter of fiscal 2007, we did not incur costs for these items. Our first quarter fiscal 2008 gross margin was also impacted by an increase in gross margin attributed to sales of former Stratex products and services and the margin generated by the increase in revenue from our International Microwave and Network Operations segments. Our gross margin percentage in the first quarter of fiscal 2008 was comparatively lower than gross margins in the first quarter of fiscal 2007 primarily because of the expenses described above and our International Microwave segment revenue included a significant amount of lower-margin, low-capacity Eclipse microwave radio sales in the most recent quarter. We acquired the Eclipse product line in the Stratex acquisition.
Research and Development Expenses

	Quarter Ended
	September	September
	28, 2007	29, 2006	Percentage
	(Restated)	(Restated)	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$172.3	$93.6	84.1%
Research and development expenses	$12.4	$7.5	65.3%
% of revenue	7.2%	8.0%	—
Research and development (“R&D”) expenses were $12.4 million in the first quarter of fiscal 2008, compared to $7.5 million in the first quarter of fiscal 2007. As a percent of revenue, these expenses decreased from 8.0% in the first quarter of fiscal 2007 to 7.2% in the first quarter of fiscal 2008 due to higher revenue. The majority of the increase in spending in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 is attributable to the R&D activities acquired from Stratex. Some of the increase was attributable to higher spending in the first quarter of fiscal 2008 related to our TRuepoint 6000 development efforts.

Selling and Administrative Expenses

	Quarter Ended
	September
	28, 2007	September	Percentage
	(Restated)	29, 2006	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$172.3	$93.6	84.1%
Selling and administrative expenses	$28.8	$16.4	75.6%
% of revenue	16.7%	17.5%	—
Our first quarter fiscal 2008 selling and administrative (“S&A”) expenses increased to $28.8 million from $16.4 million in the first quarter of fiscal 2007. As a percentage of revenue, these expenses decreased from 17.5% of revenue in the first quarter of fiscal 2007 to 16.7% of revenue in the first quarter of fiscal 2008. The majority of the increase in spending in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was attributable to the SG&A expenses acquired from Stratex. The remainder of the increase was due to higher selling expenses associated with the increase in revenue. We anticipate that administrative expenses may increase during the remainder of fiscal 2008 in connection with Sarbanes-Oxley requirements.
Income Taxes (Restated)

	Quarter Ended
	September	September
	28, 2007	29, 2006	Percentage
	(Restated)	(Restated)	Increase/(Decrease)
	(In millions, except percentages)
Income before income taxes	$0.0	$5.9	N/M
Income tax provision	$(0.2)	$(0.4)	50.0%
% of income before income taxes	N/M	6.8%	—

N/M = Not statistically meaningful
The income tax provision of $0.2 million for the first quarter of fiscal 2008 reflected our pre-tax loss based on our estimated annual effective tax rate. The variation between income taxes and income tax expense at the statutory rate of 35% was primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates.
The income tax provision for the first quarter of fiscal 2007 was $0.4 million and was based upon an allocation of tax expense from Harris.
Related Party Transactions with Harris
Harris provided information services, human resources, financial shared services, facilities, legal support and supply chain management services to us. Prior to the Stratex acquisition, the charges for these services were billed to us primarily based on actual usage. During the quarter ended September 29, 2006, Harris charged us $1.6 million for these services.
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
We have sales to, and purchases from, other Harris entities from time to time. Prior to January 26, 2007, the entity initiating the transaction sold to the other Harris entity at cost or transfer price, depending on jurisdiction. The entity making the sale to the end customer recorded the profit on the transaction above cost or transfer price, depending on jurisdiction. Subsequent to January 26, 2007, these purchases and sales are recorded at market price. Our sales to other Harris entities were $1.2 million and $0.5 million for the quarters ended September 28, 2007 and September 29, 2006. We also recognized costs associated with related party purchases from Harris of $0.6 million and $2.6 million for the quarters ended September 28, 2007 and September 29, 2006, respectively.

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
Discussion of Business Segments (Restated)
     North America Microwave Segment (Restated)

	Quarter Ended
	September	September
	28, 2007	29, 2006	Percentage
	(Restated)	(Restated)	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$56.6	$49.9	13.4%
Segment operating (loss) income	$(0.3)	$3.7	N/M
% of revenue	(0.5)%	7.4%	—

N/M = Not statistically meaningful
North America Microwave segment revenue increased by $6.7 million or 13.4% from the first quarter of fiscal 2007 to the first quarter of fiscal 2008. Revenue for the first quarter of fiscal 2008 included $6.9 million of revenue related to the acquisition of Stratex, which accounted for almost all of the revenue growth in the most recent quarter.
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

International Microwave Segment (Restated)

	Quarter Ended
	September	September
	28, 2007	29, 2006	Percentage
	(Restated)	(Restated)	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$109.2	$39.3	N/M
Segment operating (loss) income	$(0.5)	$3.6	N/M
% of revenue	(0.5)%	9.2%	—

N/M = Not statistically meaningful
International microwave segment revenue increased by $69.9 million from the first quarter of fiscal 2007 to the first quarter of fiscal 2008. Revenue in the first quarter of fiscal 2008 included $61.5 million in revenues related to the sale of former Stratex products and services. Excluding the impact of the revenue from Stratex products and services, our International Microwave revenue increased by $8.4 million primarily due to increased sales to customers located in Africa and Latin America. Operators in Africa continue to expand their coverage and capacity across East and West Africa, driving increased business activity. Additionally, we had increased shipments into Mexico, Brazil and Argentina in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.
This segment had an operating loss of $0.5 million for the first quarter of fiscal 2008 compared to operating income of $3.6 million for the first quarter of fiscal 2007. The operating loss for the first quarter of fiscal 2008 reflected the following charges related to the acquisition of Stratex: $0.5 million amortization of the fair value adjustments for fixed assets, $3.0 million amortization of developed technology, trade names, customer relationships, contract backlog and non-compete agreements, $0.2 million of restructuring charges and $1.8 million of integration expenses associated with the merger. International operating income increased due to the acquisition of Stratex, however this increase was partially offset by a higher mix of lower-margin, low-capacity Eclipse microwave sales.
We also recorded $0.1 million in FAS 123R share-based compensation expense during the first quarter of fiscal 2008 in our International Microwave segment and none in the first quarter of fiscal 2007.
Network Operations Segment

	Quarter Ended
	September	September	Percentage
	28, 2007	29, 2006	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$6.5	$4.4	47.7%
Segment operating income	$0.8	$0.3	N/M
% of revenue	12.3%	6.8%	—

N/M = Not meaningful
Network Operations segment revenue increased by 47.7% from the first quarter of fiscal 2007 to the first quarter of fiscal 2008. This segment had operating income of $0.8 million in the first quarter of fiscal 2008, which more than doubled compared to operating income of $0.3 million in the first quarter of fiscal 2007. Additionally, operating income as a percentage of sales increased to 12.3% in the first quarter of fiscal 2008 compared to 6.8% in the first quarter of fiscal 2007. The increase in revenue resulted primarily from an increase in software and license revenue in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.
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

Liquidity and Capital Resources
Cash Flows

	Quarter Ended
	September 28,	September 29,
	2007	2006
Net cash provided by (used in)operating activities	$2.1	$(1.0)
Net cash used in investing activities	(1.0)	(1.3)
Net cash (used in) provided by financing activities	(5.1)	2.6
Effect of foreign exchange rate changes on cash	(1.0)	0.3

Net (decrease) increase in cash and cash equivalents	$(5.0)	$0.6

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
Net Cash Provided by Operating Activities
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
Available Credit Facility and Repayment of Debt
At September 28, 2007 we had $26.6 million of credit available against our $50 million revolving credit facility with a commercial bank as mentioned above. The total amount of revolving credit available is $50 million less the outstanding balance of the term loan portion and any usage under the revolving credit portion. The balance of the term loan portion of our credit facility was $16.7 million as of September 28, 2007 and there were $6.7 million outstanding in standby letters of credit as of that date, which are defined as usage under the revolving credit portion of the facility. There were no borrowings under the short-term debt portion of the facility as of September 28, 2007.
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

Based on covenants included as part of the credit facility we were required to maintain, as measured at the last day of each fiscal quarter, tangible net worth of at least $54 million plus (1) 25% of net income, as determined in accordance with U.S. GAAP (exclusive of losses) and (2) 50% of any increase to net worth due to subordinated debt or net equity proceeds from either public or private offerings (exclusive of issuances of stock under our employee benefit plans) for such quarter and all preceding quarters since December 31, 2005. We also were required to maintain, as measured at the last day of each fiscal month, a ratio of not less than 1.25 determined as follows: (a) the sum of total unrestricted cash and cash equivalents plus short-term and long-term marketable securities plus 25% of all accounts receivable due to us minus certain outstanding bank services and reserve for foreign currency contract transactions divided by (b) the aggregate amount of outstanding borrowings and other obligations to the bank. As of September 28, 2007, we were in compliance with these financial covenants.
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
Impact of Recently Issued Accounting Pronouncements
As described in “Note B — Recent Accounting Pronouncements” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q/A, there are accounting pronouncements that have recently been issued but have not yet been implemented by us. Note B in this Form 10-Q/A describes the potential impact that these pronouncements are expected to have on our financial position, results of operations and cash flows.
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
The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our short-term investments are at fixed interest rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our short-term investments prior to maturity have not been significant. The average number of days to maturity for short-term investments held at September 28, 2007 was 123 days and had an average yield of 5.3% per annum. The average number of days to maturity for our cash equivalents at September 28, 2007 was 9 days and had an average yield of 5.3% per annum. The potential loss in fair value resulting from a hypothetical 10% decrease in quoted market price was approximately $1.5 million at September 28, 2007 and $2.4 million at June 29, 2007.
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
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures: Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Subsequent to the end of this period, the Company identified certain accounting errors that resulted in a restatement to the Company’s interim consolidated financial statements for the first three quarters of fiscal 2008 (the quarters ended March 28, 2008, December 28, 2007 and September 28, 2007) and the fiscal years ended June 29, 2007, June 30, 2006, and July 1, 2005. During management’s evaluation of effectiveness of the Company’s internal control over financial reporting as of June 27, 2008, two material weaknesses, relating to the accounting for certain project cost variances and reconciliation of certain balance sheet accounts, were identified as described in our amended fiscal 2007 Form 10-K. The Chief Executive Officer and Chief Financial Officer have concluded that these material weaknesses existed as of the end of the period covered by this Quarterly Report on Form 10-Q, and as such, our disclosure controls and procedures were not effective.
Changes in Internal Control over Financial Reporting — Plan for Remediation of Material Weaknesses: As discussed above, two material weaknesses were identified during management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 27, 2008. As such, the Company’s plan for remediation of these material weaknesses, as described in our amended fiscal 2007 Form 10-K, had not yet been initiated and there were no changes in our internal controls over financial reporting for the period covered by this Quarterly Report that materially affected our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements — “Note Q.”
Item 1A. Risk Factors.
Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows and financial condition set forth under Item 1A. “Risk Factors” in our Fiscal 2007 Form 10-K/A. We do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2007 Form 10-K/A, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
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

HARRIS STRATEX NETWORKS, INC.
(Registrant)

Date: September 25, 2008	By:	/s/ Sarah A. Dudash

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