Form 10-Q/A
period 2007-12-28
Harris Stratex Networks, Inc.
filed 2008-09-25
CIK 1377789

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐ No ☑

Class of Stock	Shares Outstanding as of January 31, 2008
Class A Common Stock, par value $0.01 per share	25,505,703
Class B Common Stock, par value $0.01 per share	32,913,377

Total shares of common stock outstanding	58,419,080

HARRIS STRATEX NETWORKS, INC.
FORM 10-Q/A
For the Quarter Ended December 28, 2007
This Quarterly Report on Form 10-Q/A contains trademarks of Harris Stratex Networks, Inc.

EXPLANATORY NOTE
We have restated our unaudited condensed consolidated financial statements for the quarter and two quarters ended December 28, 2007 and December 29, 2006, in this Amendment to Form 10-Q (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter and two quarters ended December 28, 2007. This Form 10-Q/A also reflects the restatement of Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 4 “Controls and Procedures” for the quarter and two quarters ended December 28, 2007 and December 29, 2006, respectively. The restatement also affects, and is reflected in, other items in this Form 10-Q/A.
Previously filed (i) interim consolidated financial statements for the quarter and two quarters ended December 28, 2007 and December 29, 2006, respectively, (ii) the annual consolidated financial statements for the fiscal years ended June 29, 2007, June 30, 2006, and July 1, 2005 included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2007 and (iii) related reports of its independent registered public accountants should no longer be relied upon.
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
The effect of these restatement items decreased shareholders’ equity cumulatively by $13.2 million as of December 28, 2007 and $11.6 million as of June 29, 2007.  Net loss was increased by $2.2 million and net income was decreased by $1.3 million for the quarter ended December 28, 2007 and December 29, 2006, respectively, and net loss was increased by $1.6 million and net income was decreased by $0.6 million for the two quarters ended December 28, 2007 and December 29, 2006, respectively.
This restatement is more fully described in Part I herein under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note C “Restatement of Previously Issued Financial Statements” to such unaudited consolidated financial statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended		Two Quarters Ended
	December 28,	December 29,	December 28,	December 29,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)
	(In millions, except per common share amounts)
Revenue from product sales and services:
Revenue from external product sales	$148.9	$82.5	$297.5	$164.4
Revenue from product sales with Harris Corporation	3.7	0.9	4.9	1.4

Total revenue from product sales	152.6	83.4	302.4	165.8
Revenue from services	28.5	17.8	51.0	29.0

Total revenue from product sales and services	181.1	101.2	353.4	194.8
Cost of product sales and services:
Cost of external product sales	(98.2)	(51.4)	(207.1)	(103.3)
Cost of product sales with Harris Corporation	(3.3)	(2.1)	(3.6)	(2.4)

Total cost of product sales	(101.5)	(53.5)	(210.7)	(105.7)
Cost of services	(24.9)	(14.1)	(38.6)	(21.4)
Cost of sales billed from Harris Corporation	(4.0)	(0.1)	(4.6)	(2.7)
Amortization of purchased technology	(1.7)	—	(3.5)	—

Total cost of product sales and services	(132.1)	(67.7)	(257.4)	(129.8)

Gross margin	49.0	33.5	96.0	65.0
Research and development expenses	(10.9)	(8.3)	(23.3)	(15.8)
Selling and administrative expenses	(34.5)	(16.3)	(61.6)	(31.1)
Selling and administrative expenses with Harris Corporation	(1.7)	(1.5)	(3.4)	(3.1)

Total research, development, selling and administrative expenses	(47.1)	(26.1)	(88.3)	(50.0)
Amortization of identifiable intangible assets	(1.9)	—	(3.7)	—
Restructuring charges	(4.4)	(0.7)	(8.4)	(0.7)
Corporate allocations expense from Harris Corporation	—	(1.8)	—	(3.4)

Operating (loss) income	(4.4)	4.9	(4.4)	10.9
Interest income	0.4	0.2	1.1	0.3
Interest expense	(0.8)	(0.3)	(1.5)	(0.5)

(Loss) income before provision for income taxes	(4.8)	4.8	(4.8)	10.7
Benefit (provision) for income taxes	1.6	(0.3)	1.4	(0.7)

Net (loss) income	$(3.2)	$4.5	$(3.4)	$10.0

Basic and diluted net loss per common share:	$(0.05)	N/A	$(0.06)	N/A

Basic and diluted weighted average shares outstanding	58.4	N/A	58.4	N/A

N/A	- Prior to January 26, 2007, the Company was a division of Harris Corporation and there were no shares outstanding for purposes of income or loss per share calculations.
See accompanying Notes to Condensed Consolidated Financial Statements.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 28,	June 29,
	2007	2007
	(Restated)	(Restated)
	(In millions, except share amounts)
Assets
Current Assets
Cash and cash equivalents	$73.0	$69.2
Short-term investments and available for sale securities	10.0	20.4
Receivables	205.2	183.1
Unbilled costs	38.4	36.9
Inventories	116.1	124.2
Deferred income taxes	7.1	4.1
Other current assets	22.0	21.7

Total current assets	471.8	459.6
Long-Term Assets
Property, plant and equipment	78.2	80.0
Goodwill	315.7	324.7
Identifiable intangible assets	137.2	144.5
Capitalized software	9.5	9.7
Non-current portion of notes receivable	4.1	5.3
Non-current deferred income taxes	0.1	0.5
Other assets	3.8	1.2

Total long-term assets	548.6	565.9

Total assets	$1,020.4	$1,025.5

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$—	$1.2
Current portion of long-term debt	7.6	10.7
Accounts payable	96.5	84.7
Compensation and benefits	7.4	11.5
Other accrued items	44.9	45.8
Advance payments and unearned income	27.9	22.3
Income taxes payable	4.0	6.8
Restructuring liabilities	9.8	10.8
Current portion of long-term capital lease obligation to Harris Corporation	2.5	3.1
Due to Harris Corporation	16.2	17.2

Total Current Liabilities	216.8	214.1
Long-Term Liabilities
Long-term debt	6.3	8.8
Long-term portion of capital lease obligation to Harris Corporation	1.8	2.8
Restructuring and other long-term liabilities	8.3	11.8
Redeemable preference shares	8.3	8.3
Warrants	3.1	3.9
Deferred income taxes	20.5	29.4

Total Liabilities	265.1	279.1
Commitments and contingencies
Shareholders’ Equity
Common stock, Class A, $0.01 par value; 300,000,000 shares authorized; issued and outstanding 25,476,101 shares at December 28, 2007 and 25,400,856 shares at June 29, 2007	0.3	0.3
Common stock, Class B $0.01 par value; 100,000,000 shares authorized; issued and outstanding 32,913,377 shares at December 28, 2007 and June 29, 2007	0.3	0.3
Additional paid-in-capital	776.5	770.0
Accumulated deficit	(27.6)	(24.2)
Accumulated other comprehensive income	5.8	—

Total Shareholders’ Equity	755.3	746.4

Total Liabilities and Shareholders’ Equity	$1,020.4	$1,025.5

See accompanying Notes to Condensed Consolidated Financial Statements.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Two Quarters Ended
	December 28,	December 29,
	2007	2006
	(Restated)	(Restated)
	(In millions)
Operating Activities
Net (loss) income	$(3.4)	$10.0
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of identifiable intangible assets acquired in the Stratex acquisition	7.2	—
Depreciation and amortization of property, plant and equipment and capitalized software	9.4	6.2
Non-cash stock-based compensation expense	3.6	—
Non-cash charges for restructuring and inventory write-downs	7.8	—
Decrease in fair value of warrants	(0.8)	—
Deferred income tax (benefit) expense	(3.5)	—
Changes in operating assets and liabilities:
Receivables	(20.7)	15.4
Unbilled costs and inventories	3.0	(23.1)
Accounts payable and accrued expenses	7.1	(4.5)
Advance payments and unearned income	5.5	6.4
Due to Harris Corporation	0.5	(12.3)
Other	(3.6)	(3.8)

Net cash provided by (used in) operating activities	12.1	(5.7)

Investing Activities
Purchases of short-term investments and available for sale securities	(4.4)	—
Sales of short-term investments and available for sale securities	14.8	—
Additions of property, plant and equipment	(3.6)	(1.9)
Additions of capitalized software	(6.5)	(3.1)

Net cash provided by (used in) investing activities	0.3	(5.0)

Financing Activities
Decrease in short-term debt	(1.2)	(0.1)
Payments on long-term debt	(5.6)	—
Payments on long-term capital lease obligation to Harris Corporation	(2.0)	—
Proceeds from exercise of former Stratex stock options	0.9	—
Net cash and other transfers from Harris Corporation prior to the Stratex acquisition	—	8.5

Net cash (used in) provided by financing activities	(7.9)	8.4

Effect of exchange rate changes on cash and cash equivalents	(0.7)	0.7

Net increase(decrease) in cash and cash equivalents	3.8	(1.6)
Cash and cash equivalents, beginning of year	69.2	13.8

Cash and cash equivalents, end of period	$73.0	$12.2

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
For periods prior to January 26, 2007, our historical financial statements are presented on a carve-out basis and reflect the assets, liabilities, revenue and expenses that were directly attributable to MCD as it was operated within Harris. Our condensed consolidated statements of operations include all of the related costs of doing business, including an allocation of certain general corporate expenses of Harris, which were in support of MCD, including costs for finance, legal, treasury, purchasing, quality, environmental, safety, human resources, tax, audit and public relations departments and other corporate and infrastructure costs. We were allocated $1.8 million and $3.4 million for these general corporate expenses from Harris during the quarter and two quarters ended December 29, 2006. These costs represented approximately 10.2% and 10.0% of the total cost of these allocated services in the quarter and two quarters ended December 29, 2006. These cost allocations were based primarily on a ratio of our revenue to total Harris revenue, multiplied by the total headquarters expense of Harris. The allocation of Harris overhead expenses to us concluded on January 26, 2007. We believe these allocations were made on a reasonable basis. Harris currently owns approximately 56% of our common stock.
On January 26, 2007, we acquired Stratex Networks, Inc. (“Stratex”). The results of operations and cash flows of Stratex were not included in any of our consolidated financial statements before January 26, 2007.
Note B — Recent Accounting Pronouncements
     Accounting for Uncertain Tax Positions
On June 30, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a “more-likely-than-not” threshold for the recognition and derecognition of tax positions, provides guidance on the accounting for interest and penalties relating to tax positions and requires that the cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance in retained earnings (deficit) or other appropriate components of equity or net assets. Refer to Note O – Income Taxes, for additional information relating to our accounting for FIN 48 and income taxes.
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
Note C — Restatement of Previously Issued Financial Statements
As previously announced on July 30, 2008, Harris Stratex Networks, Inc. and its Audit Committee concluded that our consolidated financial statements for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 and for the first three quarters of the fiscal year ended June 27,2008 would be restated for the correction of errors contained in those consolidated financial statements. The effect of these restatement items decreased shareholders’ equity cumulatively by $13.2 million as of December 28, 2007 and $11.6 million as of June 29, 2007. Previously reported net loss was increased by $2.2 million and net income was decreased by $1.3 million for the quarter ended December 28, 2007 and December 29, 2006, respectively, and net loss was increased by $1.6 million and net income was decreased by $0.6 million for the two quarters ended December 28, 2007 and December 29, 2006, respectively. The restatement had no impact on our net cash flows from operations, financing activities or investing activities. Details of the nature of the corrections are as follows:
Inventory
Project costs are accumulated in work in process inventory accounts in our cost accounting systems. As products are shipped or otherwise meet our revenue recognition criteria, these inventory accounts are relieved to cost of sales. Estimates may be required at the point of sale if certain costs have been incurred but not yet invoiced to us. On a routine and periodic basis, we review the work in process balances related to these projects to ensure all appropriate costs have been relieved to cost of sales in a timely manner and in the period to which they relate.
During fiscal 2008, we determined that this review had not been performed in a manner sufficient to identify significant project cost variances remaining in certain inventory accounts, and that the resulting errors impacted prior quarters and prior years. To correct this error, we decreased work in process inventory compared to amounts previously reported by $12.2 million and $9.6 million as of December 28, 2007 and June 29, 2007 respectively, and increased cost of sales and services by $2.0 million and $2.6 million and $1.4 million and $0.8 million for the quarter and two quarters ended December 28, 2007 and December 29, 2006, respectively.

Inventory and Intercompany Account Reconciliations
During the course of the year-end close for the fiscal year-ending June 27, 2008, we determined that certain account reconciliation adjustments recorded in the fourth quarter of fiscal 2008, which related primarily to inventory and intercompany accounts receivable accounts, should have been recorded in prior quarters or prior years.  During the fourth quarter of 2008, we determined that certain manual controls had not been performed for certain periods, resulting in accounting errors. More specifically, we identified errors in the work in process inventory balances resulting from incorrect account reconciliation processes. To correct this error, we decreased inventory compared to amounts previously reported by $1.7 million and $1.9 million as of December 28, 2007 and June 29, 2007, respectively, and increased cost of external product sales by $1.7 million and $0.2 million and $0.1 million and $0.2 million for the quarter and two quarters ended December 28, 2007 and December 29, 2006, respectively.
We also identified errors in accounts receivable balances as a result of controls deficiencies surrounding the recording and elimination of intercompany transactions. To correct this error, we decreased accounts receivable by $2.4 million and $2.2 million as of December 28, 2007 and June 29, 2007, respectively, and increased selling and administrative expenses by $3.3 million and $0.2 million for the quarter and two quarters ended December 28, 2007, respectively.
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
Deferred Tax Liability
Taking into consideration the restatement adjustments described above, the Company reassessed its income tax provision in accordance with Statement 109. As a result, the Company recorded an adjustment to decrease the deferred tax liability balance by $3.1 million and $2.1 million as of December 28, 2007 and June 29, 2007, respectively, and to increase the income tax benefit by $1.4 million and $1.0 million for the quarter and two quarters ended December 28, 2007. For periods prior to January 26, 2007, income tax expense has been determined as if MCD had been a stand-alone entity, although the actual tax liabilities and tax consequences applied only to Harris. Our income tax expense for the periods relates to income taxes paid or to be paid in foreign jurisdictions for which net operating loss carryforwards were not available and domestic taxable income is deemed offset by tax loss carryforwards for which an income tax valuation allowance had been previously provided for in the financial statements. Thus, there was no change in our tax provision for the periods prior to fiscal 2007.
The following tables present the impact of the restatement adjustments on the Company’s previously reported quarterly (unaudited) consolidated balance sheets as of December 28, 2007 and June 29, 2007, as well as the impact on our previously reported consolidated statements of operations for the quarter and two quarters ended December 28, 2007 and December 29, 2006. In addition, we have also presented the impact of the restatement adjustments on cash flows for the two quarters ended December 28, 2007 and December 29, 2006.
QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the quarter ended December 28, 2007
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$181.1	$—	$181.1

Gross margin	49.3	(0.3)	49.0

Loss from operations	(0.8)	(3.6)	(4.4)

Net loss	$(1.0)	$(2.2)	$(3.2)

Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.05)

	For the quarter ended December 29, 2006
	As Previously
	Reported	Adjustments	As Restated
		(In millions)
Revenue	$101.2	$—	$101.2

Gross margin	34.8	(1.3)	33.5

Income from operations	6.2	(1.3)	4.9

Net income	$5.8	$(1.3)	$4.5

Basic and diluted net loss per common share	N/A		N/A

	For the two quarters ended December 28, 2007
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$353.4	$—	$353.4

Gross margin	98.4	(2.4)	96.0

Loss from operations	(1.8)	(2.6)	(4.4)

Net loss	$(1.8)	$(1.6)	$(3.4)

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.06)

	For the two quarters ended December 29, 2006
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$194.8	$—	$194.8

Gross margin	65.6	(0.6)	65.0

Income from operations	11.5	(0.6)	10.9

Net income	$10.6	$(0.6)	$10.0

Basic and diluted net loss per common share	NA		NA

N/A	- Prior to January 26, 2007, the Company was a division of Harris Corporation and there were no shares outstanding for purposes of income or loss per share calculations.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of December 28, 2007
	As Previously
	Reported	Adjustments	As Restated
		(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$73.0	$—	$73.0
Short-term investments and available for sale securities	10.0	—	10.0
Receivables	207.6	(2.4)	205.2
Unbilled costs	38.4	—	38.4
Inventories	130.0	(13.9)	116.1
Deferred income taxes	7.1	—	7.1
Other current assets	22.0	—	22.0

Total current assets	488.1	(16.3)	471.8
Long-term Assets
Property, plant and equipment	78.2	—	78.2
Goodwill	314.6	1.1	315.7
Identifiable intangible assets	137.2	—	137.2
Other long-term assets	17.5	—	17.5

Total long-term assets	547.5	1.1	548.6

Total assets	$1,035.6	$(15.2)	$1,020.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$—	$—	$—
Current portion of long-term debt	7.6	—	7.6
Accounts payable	96.5	—	96.5
Compensation and benefits	7.4	—	7.4
Other accrued items	43.8	1.1	44.9
Advance payments and unearned income	27.9	—	27.9
Income taxes payable	4.0	—	4.0
Restructuring liabilities	9.8	—	9.8
Current portion of long-term capital lease obligation to Harris Corporation	2.5	—	2.5
Due to Harris Corporation	16.2	—	16.2

Total current liabilities	215.7	1.1	216.8
Long-term liabilities	51.4	(3.1)	48.3

Total liabilities	267.1	(2.0)	265.1
Total shareholders’ equity	768.5	(13.2)	755.3

Total liabilities and shareholders’ equity	$1,035.6	$(15.2)	$1,020.4

	As of June 29, 2007
	As Previously
	Reported	Adjustments	As Restated
		(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$69.2	$—	$69.2
Short-term investments and available for sale securities	20.4	—	20.4
Receivables	185.3	(2.2)	183.1
Unbilled costs	36.9	—	36.9
Inventories	135.7	(11.5)	124.2
Deferred income taxes	4.1	—	4.1
Other current assets	21.7	—	21.7

Total current assets	473.3	(13.7)	459.6
Long-term Assets
Property, plant and equipment	80.0	—	80.0
Goodwill	323.6	1.1	324.7
Identifiable intangible assets	144.5	—	144.5
Other long-term assets	16.7	—	16.7

Total long-term assets	564.8	1.1	565.9

Total assets	$1,038.1	$(12.6)	$1,025.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$1.2	$—	$1.2
Current portion of long-term debt	10.7	—	10.7
Accounts payable	84.7	—	84.7
Compensation and benefits	11.5	—	11.5
Other accrued items	44.7	1.1	45.8
Advance payments and unearned income	22.3	—	22.3
Income taxes payable	6.8	—	6.8
Restructuring liabilities	10.8	—	10.8
Current portion of long-term capital lease obligation to Harris Corporation	3.1	—	3.1
Due to Harris Corporation	17.2	—	17.2

Total current liabilities	213.0	1.1	214.1
Long-term liabilities	67.1	(2.1)	65.0

Total liabilities	280.1	(1.0)	279.1
Total shareholders’ equity	758.0	(11.6)	746.4

Total liabilities and shareholders’ equity	$1,038.1	$(12.6)	$1,025.5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Two Quarters Ended
	December 28, 2007
	As
	Previously		As
	Reported	Adjustments	Restated
	(In millions)
Net loss	$(1.8)	$(1.6)	$(3.4)
Net cash provided by operating activities	12.1	—	12.1

Amortization of identifiable intangible assets acquired in the Stratex acquisition	7.2	—	7.2
Depreciation and amortization of property, plant and equipment and capitalized software	9.4	—	9.4
Non-cash stock-based compensation expense	3.6	—	3.6
Non-cash charges for restructuring and inventory write-downs	7.8	—	7.8
Increase in fair value of warrants	(0.8)	—	(0.8)
Deferred income tax expense	(3.5)	—	(3.5)
Changes in operating assets and liabilities:
Receivables	(20.9)	0.2	(20.7)
Unbilled costs and inventories	0.6	2.4	3.0
Accounts payable and accrued expenses	7.1	—	7.1
Advance payments and unearned income	5.5	—	5.5
Due to Harris Corporation	0.5	—	0.5
Other	(2.6)	(1.0)	(3.6)
Net cash provided by investing activities	0.3	—	0.3

Net cash used in financing activities	(7.9)	—	(7.9)

Effect of exchange rate changes on cash and cash equivalents	(0.7)	—	(0.7)

Net increase in cash and cash equivalents	3.8	—	3.8
Cash and cash equivalents, beginning of year	$69.2	—	$69.2

Cash and cash equivalents, end of year	$73.0	$—	$73.0

	For the Two Quarters Ended
	December 29, 2006
	As
	Previously		As
	Reported	Adjustments	Restated
	(In millions)
Net income	$10.6	$(0.6)	$10.0
Net cash provided by operating activities	(5.7)	—	(5.7)

Amortization of identifiable intangible assets acquired in the Stratex acquisition	—	—	—
Depreciation and amortization of property, plant and equipment and capitalized software	6.2	—	6.2
Non-cash stock-based compensation expense	—	—	—
Non-cash charges for restructuring and inventory write-downs	—	—	—
Increase in fair value of warrants	—	—	—
Deferred income tax expense	—	—	—
Changes in operating assets and liabilities:
Receivables	15.4	—	15.4
Unbilled costs and inventories	(23.7)	0.6	(23.1)
Accounts payable and accrued expenses	(4.5)	—	(4.5)
Advance payments and unearned income	6.4	—	6.4
Due to Harris Corporation	(12.3)	—	(12.3)
Other	(3.8)	—	(3.8)
Net cash provided by investing activities	(5.0)	—	(5.0)

Net cash used in financing activities	8.4	—	8.4

Effect of exchange rate changes on cash and cash equivalents	0.7	—	0.7

Net increase in cash and cash equivalents	(1.6)	—	(1.6)
Cash and cash equivalents, beginning of year	$13.8	—	$13.8

Cash and cash equivalents, end of year	$12.2	$—	$12.2

Note D — Short-Term Investments and Available for Sale Securities
Short-term investments and available for sale securities as of December 28, 2007 consisted of the following:

	December 28, 2007
		Gross	Gross
		Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In millions)
Corporate notes	$8.8	$—	$—	$8.8
Government notes	1.2	—	—	1.2

Total short-term investments and available for sale securities	$10.0	$—	$—	$10.0

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

Note E — Accumulated Other Comprehensive Income (Loss) and Comprehensive Income (Restated)
The changes in components of our accumulated other comprehensive income (loss) during the two quarters ended December 28, 2007 and December 29, 2006 were as follows:

			Short-Term
			Investments	Total
			and	Accumulated
	Foreign		Available	Other
	Currency	Hedging	for Sale	Comprehensive
	Translation	Derivatives	Securities	Income (Loss)
	(In millions)
Balance at June 29, 2007	$—	$—	$—	$—
Foreign currency translation	5.8	—	—	5.8

Balance at December 28, 2007	$5.8	$—	$—	$5.8

Balance at June 30, 2006	$(1.5)	$0.1	$—	$(1.4)
Foreign currency translation	(3.4)	—	—	(3.4)

Balance at December 29, 2006	$(4.9)	$0.1	$—	$(4.8)

Total comprehensive income (loss) for the quarters ended December 28, 2007 and December 29, 2006 was comprised of the following:

	Quarter Ended		Two Quarters Ended
	December 28,	December 29,	December 28,	December 29,
	2007 (Restated)	2006 (Restated)	2007 (Restated)	2006 (Restated)
	(In millions)
Net (loss) income	$(3.2)	$4.5	$(3.4)	$10.0
Other comprehensive (loss) income:
Foreign currency translation	3.1	(3.7)	5.8	(3.4)
Net unrealized gain (loss) on hedging activities	(0.3)	—	—	—

Total comprehensive income	$(0.4)	$0.8	$2.4	$6.6

Note F — Receivables (Restated)
Our receivables are summarized below:

	December 28,	June 29,
	2007	2007
	(Restated)	(Restated)
	(In millions)
Accounts receivable	$210.1	$188.3
Notes receivable due within one year — net	3.6	3.3

	213.7	191.6
Less allowances for collection losses	(8.5)	(8.5)

	$205.2	$183.1

Note G — Inventories (Restated)
Our inventories are summarized below:

	December 28,	June 29 ,
	2007	2007
	(Restated)	(Restated)
	(In millions)
Finished products	$54.7	$52.9
Work in process	23.4	17.1
Raw materials and supplies	59.6	68.4

	137.7	138.4
Inventory reserves	(21.6)	(14.2)

	$116.1	$124.2

During the quarter ended December 28, 2007, we recorded a total of $3.7 million for inventory markdowns which are classified in “Cost of product sales” on the Statement of Operations during the quarter ended December 28, 2007 in accordance with the guidance in Emerging Issues Task Force (“EITF”) Abstracts Issues No. 96-9 “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring.” These markdowns were part of our 2007 restructuring plan (see Note L).
Our 2007 restructuring plan included product strategies resulting in the product discontinuance of the Company’s MegaStar product line during the second quarter of fiscal 2008. For international markets, the TruePoint 6500 product replaced MegaStar. MegaStar was produced at the Company’s facility in San Antonio, Texas. Accordingly, during the quarter ended December 28, 2007 , the Company recorded a $1.5 million charge for MegaStar inventory markdowns.
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

Depreciation and amortization expense related to plant and equipment, including software amortization, was $3.4 million and $1.5 million during the quarters ended December 28, 2007 and December 29, 2006, and $8.0 million and $3.0 million in the two quarters ended December 28, 2007 and December 29, 2006.

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
Note J — Accrued Warranties (Restated)
We have accrued for the estimated cost to repair or replace products under warranty at the time of sale. Changes in warranty liability, which is included as a component of “Other accrued items” on the condensed consolidated balance sheets, during the two quarters ended December 28, 2007 and December 29, 2006 were as follows:

	Two Quarters Ended
	December 28,	December 29,
	2007	2006
	(Restated)	(Restated)
	(In millions)
Balance as of the beginning of the year	$6.7	$3.9
Warranty provision for revenue recorded during the period	3.7	0.7
Settlements made during the period	(3.9)	(1.2)
Other adjustments to liability, including foreign currency translation during the period	0.1	0.1

Balance as of the end of the period	$6.6	$3.5

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

	December 28,	June 29,
	2007	2007
Dividend yield	0.0%	0.0%
Expected volatility	45.3%	43.1%
Risk-free interest rate	3.29%	4.91%
Expected holding period	0.92 year	1.25 years
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
Note L — Restructuring Activities
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

Our fiscal year 2007 restructuring plans were expected to be fully implemented by March 28, 2008. The following table summarizes our costs incurred through December 28, 2007 and costs expected to be incurred for our fiscal 2007 restructuring plans:

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

Note M — Share-Based Compensation
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

Grants to employees under our 2007 Stock Equity Plan during the quarter and two quarters ended December 28, 2007 consisted of 12,470 stock option grants and 5,680 performance share awards. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option—pricing model which used the following assumptions: expected volatility of 55.58%; expected dividend yield of 0.0%; and expected life in years of 5.875.
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
During the quarter and two quarters in the period ended December 28, 2007, we had one customer in Africa (Mobile Telephone Networks or MTN) that accounted for 12% of our total revenue.
Revenue and (loss) income before income taxes by segment are as follows:

	Quarter Ended		Two Quarters Ended
	December 28,	December 29,	December 28,	December 29,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)
	(In millions)
Revenue
North America Microwave	$63.8	$58.7	$120.4	$108.6
International Microwave	110.8	37.5	220.0	76.7
Network Operations	6.5	5.0	13.0	9.5

Total Revenue	$181.1	$101.2	$353.4	$194.8

(Loss) Income Before Income Taxes
Segment Operating (Loss) Income:
North America Microwave (1)	$(1.3)	$5.4	$(1.6)	$9.1
International Microwave (2)	(3.7)	1.2	(4.2)	4.8
Network Operations	0.6	0.1	1.4	0.4
Corporate allocations expense from Harris	—	(1.8)	—	(3.4)
Net interest expense	(0.4)	(0.1)	(0.4)	(0.2)

(Loss) income before provision for income taxes	$(4.8)	$4.8	$(4.8)	$10.7

(1)	During the quarter and two quarters ended December 28, 2007, we recorded $0.7 million and $1.3 million in amortization of developed technology, tradenames, customer relationships, and non-compete agreements, $0.3 million and $0.5 million in amortization of the step-up in the fair value of fixed assets related to the acquisition of Stratex, $4.3 million and $8.1 million in restructuring charges, $1.1 million and $2.1 million in merger-related integration charges, $0.1 million and $0.9 million in charges for impairment of a lease agreement and $1.8 million and $4.1 million in FAS 123R share-based compensation in our North America Microwave segment. Additionally, we recorded $1.9 million for inventory markdowns during the quarter ended December 28, 2007.

(2)	During the quarter and two quarters ended December 28, 2007, we recorded $2.9 million and $5.9 million in amortization of developed technology, tradenames, customer relationships, and non-compete agreements, $0.4 million and $0.9 million in amortization of the step-up in the fair value of fixed assets related to the acquisition of Stratex, $0.1 million and $0.3 million in restructuring charges, $2.1 million and $3.9 million in merger related integration charges and $0.1 million and $0.2 million in FAS 123R share-based compensation in our International Microwave segment. Additionally, we recorded $1.8 million for inventory markdowns during the quarter ended December 28, 2007.
Note O — Income Taxes (Restated)
The income tax benefit for the first two quarters of fiscal 2008 reflects our pre-tax loss and was based on our estimated fiscal 2008 annual effective tax rate. The income tax benefit on the pre-tax loss for the quarter and two quarters ended December 28, 2007 was $1.6 million and $1.4 million. The variation between income taxes and income tax expense at the U.S. statutory rate of 35% is primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates.

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
Note P — Related Party Transactions with Harris
Prior to the Stratex acquisition, Harris provided information services, human resources, financial shared services, facilities, legal support and supply chain management services to us. The charges for those services were billed to us primarily based on actual usage. During the quarter and two quarters ended December 29, 2006, Harris charged us $1.5 million and $3.1 million for those services.
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
We have sales to, and purchases from, other Harris entities from time to time. Prior to January 26, 2007, the entity initiating the transaction sold to the other Harris entity at cost or transfer price, depending on jurisdiction. The entity making the sale to the end customer recorded the profit on the transaction above cost or transfer price, depending on jurisdiction. Subsequent to January 26, 2007, these purchases and sales are recorded at market price. Our sales to other Harris entities were $3.7 million and $0.9 million for the quarters ended December 28, 2007 and December 29, 2006 and $4.9 million and $1.4 million for the two quarters ended December 28, 2007 and December 29, 2006. We also recognized costs associated with related party purchases from Harris of $4.0 million and $0.1 million for the quarters ended December 28, 2007 and December 29, 2006 and $4.6 million, and $2.7 million for the two quarters ended December 28, 2007 and December 29, 2006.
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
Prior to January 26, 2007, MCD used certain assets in Canada owned by Harris that were not contributed to us as part of the Combination Agreement. We continue to use these assets in our business and, on January 26, 2007, we entered into a five-year lease agreement with Harris for these assets. This agreement is a capital lease under U.S. generally accepted accounting principles with an initial lease obligation balance of $5.9 million and the related asset amount included in property, plant and equipment on our balance sheet.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harris Stratex Networks, Inc. and subsidiaries as of June 29, 2007, and the related consolidated statements of operations and cash flows for the year then ended, not presented herein, and in our report dated August 16, 2007 (except for Note D as to which the date is September 12, 2008), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 29, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived. As described in Note D to the consolidated financial statements, these financial statements have been restated.
/s/ Ernst & Young LLP
Raleigh, North Carolina
February 1, 2008, except for Note C,
as to which the date is September 12, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated).
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
Restatement of Previously Issued Financial Statements
As previously announced on July 30, 2008, Harris Stratex Networks, Inc. and its Audit Committee concluded that our consolidated financial statements for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 and for the first three quarters of the fiscal year ended June 27, 2008 would be restated for the correction of errors contained in those consolidated financial statements. The effect of these restatement items decreased shareholders’ equity cumulatively by $13.2 million as of December 28, 2007 and $11.6 million as of June 29, 2007. Previously reported net loss was increased by $2.2 million and net income was decreased by $1.3 million for the quarter ended December 28, 2007 and December 29, 2006, respectively, and net loss was increased by $1.6 million and net income was decreased by $0.6 million for the two quarters ended December 28, 2007 and December 29, 2006, respectively. The restatement had no impact on our net cash flows from operations, financing activities or investing activities. Details of the nature of the corrections are as follows:
Inventory
Project costs are accumulated in work in process inventory accounts in our cost accounting systems. As products are shipped or otherwise meet our revenue recognition criteria, these inventory accounts are relieved to cost of sales. Estimates may be required at the point of sale if certain costs have been incurred but not yet invoiced to us. On a routine and periodic basis, we review the work in process balances related to these projects to ensure all appropriate costs have been relieved to cost of sales in a timely manner and in the period to which they relate.
During fiscal 2008, we determined that this review had not been performed in a manner sufficient to identify significant project cost variances remaining in certain inventory accounts, and that the resulting errors impacted prior quarters and prior years. To correct this error, we decreased work in process inventory compared to amounts previously reported by $12.2 million and $9.6 million as of December 28, 2007 and June 29, 2007 respectively, and increased cost of sales and services by $2.0 million and $2.6 million and $1.4 million and $0.8 million for quarter and two quarters ended December 28, 2007 and December 29, 2006, respectively.
Inventory and Intercompany Account Reconciliations
During the course of the year-end close for the fiscal year-ending June 27, 2008, we determined that certain account reconciliation adjustments recorded in the fourth quarter of fiscal 2008, which related primarily to inventory and intercompany accounts receivable accounts, should have been recorded in prior quarters or prior years. During the fourth quarter of 2008, we determined that certain manual controls had not been performed for certain periods, resulting in accounting errors. More specifically, we identified errors in the work in process inventory balances resulting from incorrect account reconciliation processes. To correct this error, we decreased inventory compared to amounts previously reported by $1.7 million and $1.9 million as of December 28, 2007 and June 29, 2007, respectively, and increased cost of external product sales by $1.7 million and $0.2 million and $0.1 million and $0.2 million for the quarter and two quarters ended December 28, 2007 and December 29, 2006, respectively.
We also identified errors in accounts receivable balances as a result of controls deficiencies surrounding the recording and elimination of intercompany transactions. To correct this error, we decreased accounts receivable by $2.4 million and $2.2 million as of December 28, 2007 and June 29, 2007, respectively, and increased selling and administrative expenses by $3.3 million and $0.2 million for the quarter and two quarters ended December 28, 2007, respectively.

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
Deferred Tax Liability
Taking into consideration the restatement adjustments described above, the Company reassessed its income tax provision in accordance with Statement 109. As a result, the Company recorded an adjustment to decrease the deferred tax liability balance by $3.1 million and $2.1 million as of December 28, 2007 and June 29, 2007, respectively, and to increase the income tax benefit by $1.4 million and $1.0 million for the quarter and two quarters ended December 28, 2007. For periods prior to January 26, 2007, income tax expense has been determined as if MCD had been a stand-alone entity, although the actual tax liabilities and tax consequences applied only to Harris. Our income tax expense for those periods relates to income taxes paid or to be paid in foreign jurisdictions for which net operating loss carryforwards were not available and domestic taxable income is deemed offset by tax loss carryforwards for which an income tax valuation allowance had been previously provided for in the financial statements. Thus, there was no change in our tax position for periods prior to fiscal 2007.
The following tables present the impact of the restatement adjustments on the Company’s previously reported quarterly (unaudited) consolidated balance sheets as of December 28, 2007 and June 29, 2007, as well as the impact on our previously reported consolidated statements of operations for the quarter and two quarters ended December 28, 2007 and December 29, 2006. In addition, we have also presented the impact of the restatement adjustments on cash flows for the two quarters ended December 28, 2007 and December 29, 2006.
QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the quarter ended December 28, 2007
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$181.1	$—	$181.1

Gross margin	49.3	(0.3)	49.0

Loss from operations	(0.8)	(3.6)	(4.4)

Net loss	$(1.0)	$(2.2)	$(3.2)

Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.05)

	For the quarter ended December 29, 2006
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$101.2	$—	$101.2

Gross margin	34.8	(1.3)	33.5

Income from operations	6.2	(1.3)	4.9

Net income	$5.8	$(1.3)	$4.5

Basic and diluted net loss per common share	N/A		N/A

	For the two quarters ended December 28, 2007
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$353.4	$—	$353.4

Gross margin	98.4	(2.4)	96.0

Loss from operations	(1.8)	(2.6)	(4.4)

Net loss	$(1.8)	$(1.6)	$(3.4)

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.06)

	For the two quarters ended December 29, 2006
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$194.8	$—	$194.8

Gross margin	65.6	(0.6)	65.0

Income from operations	11.5	(0.6)	10.9

Net income	$10.6	$(0.6)	$10.0

Basic and diluted net loss per common share	NA		NA

N/A	- Prior to January 26, 2007, the Company was a division of Harris Corporation and there were no shares outstanding for purposes of income or loss per share calculations.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of December 28, 2007
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$73.0	$—	$73.0
Short-term investments and available for sale securities	10.0	—	10.0
Receivables	207.6	(2.4)	205.2
Unbilled costs	38.4	—	38.4
Inventories	130.0	(13.9)	116.1
Deferred income taxes	7.1	—	7.1
Other current assets	22.0	—	22.0

Total current assets	488.1	(16.3)	471.8
Long-term Assets
Property, plant and equipment	78.2	—	78.2
Goodwill	314.6	1.1	315.7
Identifiable intangible assets	137.2	—	137.2
Other long-term assets	17.5	—	17.5

Total long-term assets	547.5	1.1	548.6

Total assets	$1,035.6	$(15.2)	$1,020.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$—	$—	$—
Current portion of long-term debt	7.6	—	7.6
Accounts payable	96.5	—	96.5
Compensation and benefits	7.4	—	7.4
Other accrued items	43.8	1.1	44.9
Advance payments and unearned income	27.9	—	27.9
Income taxes payable	4.0	—	4.0
Restructuring liabilities	9.8	—	9.8
Current portion of long-term capital lease obligation to Harris Corporation	2.5	—	2.5
Due to Harris Corporation	16.2	—	16.2

Total current liabilities	215.7	1.1	216.8
Long-term liabilities	51.4	(3.1)	48.3

Total liabilities	267.1	(2.0)	265.1
Total shareholders’ equity	768.5	(13.2)	755.3

Total liabilities and shareholders’ equity	$1,035.6	$(15.2)	$1,020.4

	As of June 29, 2007
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$69.2	$—	$69.2
Short-term investments and available for sale securities	20.4	—	20.4
Receivables	185.3	(2.2)	183.1
Unbilled costs	36.9	—	36.9
Inventories	135.7	(11.5)	124.2
Deferred income taxes	4.1	—	4.1
Other current assets	21.7	—	21.7

Total current assets	473.3	(13.7)	459.6
Long-term Assets
Property, plant and equipment	80.0	—	80.0
Goodwill	323.6	1.1	324.7
Identifiable intangible assets	144.5	—	144.5
Other long-term assets	16.7	—	16.7

	564.8	1.1	565.9

Total assets	$1,038.1	$(12.6)	$1,025.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$1.2	$—	$1.2
Current portion of long-term debt	10.7	—	10.7
Accounts payable	84.7	—	84.7
Compensation and benefits	11.5	—	11.5
Other accrued items	44.7	1.1	45.8
Advance payments and unearned income	22.3	—	22.3
Income taxes payable	6.8	—	6.8
Restructuring liabilities	10.8	—	10.8
Current portion of long-term capital lease obligation to Harris Corporation	3.1	—	3.1
Due to Harris Corporation	17.2	—	17.2

Total current liabilities	213.0	1.1	214.1
Long-term liabilities	67.1	(2.1)	65.0

Total liabilities	280.1	(1.0)	279.1
Total shareholders’ equity	758.0	(11.6)	746.4

Total liabilities and shareholders’ equity	$1,038.1	$(12.6)	$1,025.5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Two Quarters Ended
	December 28, 2007
	As
	Previously		As
	Reported	Adjustments	Restated
	(In millions)
Net loss	$(1.8)	$(1.6)	$(3.4)
Net cash provided by operating activities	12.1	—	12.1

Amortization of identifiable intangible assets acquired in the Stratex acquisition	7.2	—	7.2
Depreciation and amortization of property, plant and equipment and capitalized software	9.4	—	9.4
Non-cash stock-based compensation expense	3.6	—	3.6
Non-cash charges for restructuring and inventory write-downs	7.8	—	7.8
Increase in fair value of warrants	(0.8)	—	(0.8)
Deferred income tax expense	(3.5)	—	(3.5)
Changes in operating assets and liabilities:
Receivables	(20.9)	0.2	(20.7)
Unbilled costs and inventories	0.6	2.4	3.0
Accounts payable and accrued expenses	7.1	—	7.1
Advance payments and unearned income	5.5	—	5.5
Due to Harris Corporation	0.5	—	0.5
Other	(2.6)	(1.0)	(3.6)
Net cash provided by investing activities	0.3	—	0.3

Net cash used in financing activities	(7.9)	—	(7.9)

Effect of exchange rate changes on cash and cash equivalents	(0.7)	—	(0.7)

Net increase in cash and cash equivalents	3.8	—	3.8
Cash and cash equivalents, beginning of year	$69.2	—	$69.2

Cash and cash equivalents, end of year	$73.0	$—	$73.0

	For the Two Quarters Ended
	December 29, 2006
	As
	Previously		As
	Reported	Adjustments	Restated
	(In millions)
Net income	$10.6	$(0.6)	$10.0
Net cash provided by operating activities	(5.7)	—	(5.7)

Amortization of identifiable intangible assets acquired in the Stratex acquisition	—	—	—
Depreciation and amortization of property, plant and equipment and capitalized software	6.2	—	6.2
Non-cash stock-based compensation expense	—	—	—
Non-cash charges for restructuring and inventory write-downs	—	—	—
Increase in fair value of warrants	—	—	—
Deferred income tax expense	—	—	—
Changes in operating assets and liabilities:
Receivables	15.4	—	15.4
Unbilled costs and inventories	(23.7)	0.6	(23.1)
Accounts payable and accrued expenses	(4.5)	—	(4.5)
Advance payments and unearned income	6.4	—	6.4
Due to Harris Corporation	(12.3)	—	(12.3)
Other	(3.8)	—	(3.8)
Net cash provided by investing activities	(5.0)	—	(5.0)

Net cash used in financing activities	8.4	—	8.4

Effect of exchange rate changes on cash and cash equivalents	0.7	—	0.7

Net increase in cash and cash equivalents	(1.6)	—	(1.6)
Cash and cash equivalents, beginning of year	$13.8	—	$13.8

Cash and cash equivalents, end of year	$12.2	$—	$12.2

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

Key Indicators
We believe our key drivers, when fully implemented, will improve key indicators such as: revenue, gross margin, net income and operating cash flows.
Quarter Ended December 28, 2007 Compared to Quarter Ended December 29, 2006
     Revenue and Net (Loss) Income (Restated)

	Q2 FY 08	Q2 FY 07	Percentage
	(Restated)	(Restated)	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$181.1	$101.2	79.0%
Net (loss) income	$(3.2)	$4.5	N/M
% of revenue	(1.8)%	4.4%

N/M = Not statistically meaningful
The results for the second quarter of fiscal 2008 include the operations acquired in the Stratex acquisition for the entire period while the results for the second quarter of fiscal 2007 include only the results of MCD prior to the merger. Historically, Stratex derived its revenues primarily from international markets.

Our revenue for the second quarter of fiscal 2008 was $181.1 million, an increase of $79.9 million or 79.0%, compared to the second quarter of fiscal 2007. Revenue in the second quarter of fiscal 2008 included $91.3 million from sales of former Stratex products and services. Excluding the impact of the Stratex acquisition, revenue declined $11.4 million, primarily due to a decrease in the International Microwave segment in sales of the former MCD business products and services. Revenue in the second quarter of fiscal 2008 included a significant amount of sales of the former Stratex products and services and fewer sales of products and services of the former MCD business. The Network Operations segment revenue increased by $1.5 million in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, as this segment experienced increased demand for its service assurance solution with Next Generation Network customers.
Our second quarter fiscal 2008 net loss was $3.2 million compared to net income of $4.5 million in the second quarter of fiscal 2007, which reflected only MCD’s historical operations. The second quarter fiscal 2008 net loss and second quarter fiscal 2007 net income included the following purchase accounting adjustments and other expenses related to the acquisition and integration of Stratex, FAS 123R share-based compensation expense and inventory markdowns:

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

Gross Margin (Restated)

	Q2 FY 08	Q2 FY 07	Percentage
	(Restated)	(Restated)	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$181.1	$101.2	79.0%
Cost of product sales and services	$132.1	$67.7	95.1%
Gross margin	$49.0	$33.5	46.3%
% of revenue	27.1%	33.1%
Our second quarter fiscal 2008 gross margin was $49.0 million, or 27.1% of revenue, compared to $33.5 million, or 33.1% of revenue in the second quarter of fiscal 2007. Our second quarter fiscal 2008 gross margin was reduced by $3.7 million in markdowns of inventory, $1.7 million of amortization on developed technology, $0.2 million of amortization of the fair value of adjustments for fixed assets acquired from Stratex and $0.9 million of merger integration costs. In the second quarter of fiscal 2007, we did not incur such costs. Gross margin increased in the second quarter fiscal 2008 primarily due to sales of former Stratex products and services (such as Eclipse) in our International Microwave segment and an increase in revenue from our Network Operations segment.
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
Research and development (“R&D”) expenses were $10.9 million in the second quarter of fiscal 2008, compared to $8.3 million in the second quarter of fiscal 2007. As a percent of revenue, these expenses decreased from 8.2% in the second quarter of fiscal 2007 to 6.0% in the second quarter of fiscal 2008 due to higher revenue. The majority of the increase in spending in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was attributable to the R&D activities acquired from Stratex. Some of the increase was attributable to higher spending in the second quarter of fiscal 2008 related to our TRuepoint 6000 development efforts.
Selling and Administrative Expenses (Restated)

	Q2 FY 08	Q2 FY 07	Percentage
	(Restated)	(Restated)	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$181.1	$101.2	79.0%
Selling and administrative expenses	$36.2	$17.8	N/M
% of revenue	20.0%	17.6%

N/M = Not statistically meaningful
Our second quarter fiscal 2008 selling and administrative (“S&A”) expenses increased to $36.2 million from $17.8 million in the second quarter of fiscal 2007. As a percentage of revenue, these expenses increased from 17.6% of revenue in the second quarter of fiscal 2007 to 20.0% of revenue in the second quarter of fiscal 2008. The majority of the increase in spending in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was attributable to S&A expenses associated with the former Stratex business. The remainder of the increase was due to higher selling expenses associated with the increase in revenue, and increased costs incurred for compliance with Sarbanes-Oxley requirements. We anticipate that the total cost of compliance with Sarbanes-Oxley will be approximately $3.0 million in fiscal 2008.

Income Taxes (Restated)

	Q2 FY 08	Q2 FY 07	Percentage
	(Restated)	(Restated)	Increase/(Decrease)
	(In millions, except percentages)
(Loss) income before income taxes	$(4.8)	$4.8	N/M
Income tax benefit (provision)	$1.6	$(0.3)	N/M
% of (loss) income before income taxes	33.3%	6.3%

N/M = Not statistically meaningful
The income tax benefit of $1.6 million for the second quarter of fiscal 2008 reflected our pre-tax loss based on our estimated annual effective tax rate. The variation between income taxes and income tax expense at the statutory rate of 35% was primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates.
The income tax provision for the second quarter of fiscal 2007 was $0.3 million and was based upon an allocation of tax expense from Harris.
Discussion of Business Segments
North America Microwave Segment (Restated)

	Q2 FY 08	Q2 FY 07	Percentage
	(Restated)	(Restated)	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$63.8	$58.7	8.7%
Segment operating (loss) income	$(1.3)	$5.4	N/M
% of revenue	(2.0)%	9.2%

N/M = Not statistically meaningful
North America Microwave segment revenue increased by $5.1 million or 8.7% from the second quarter of fiscal 2007 to the second quarter of fiscal 2008. Revenue for the second quarter of fiscal 2008 included $6.1 million from sales of former Stratex products and services. Revenue drivers in the North America Microwave segment include customer demand for increased bandwidth, footprint expansion and the 2 gigahertz microwave relocation for advanced wireless services from mobile operators.
Our second quarter fiscal 2008 operating income was reduced by the following amounts related to the acquisition of Stratex and our restructuring plans: $0.3 million amortization of the fair value adjustments for fixed assets, $0.7 million amortization of developed technology, trade names, customer relationships, and non-compete agreements, $4.3 million of restructuring charges, $0.1 million in charges for impairment of a lease agreement and $1.1 million of integration expenses undertaken in connection with the merger. The North America Microwave segment second quarter fiscal 2008 operating income was further reduced by $1.9 million of the markdowns of inventory discussed above.
We also recorded $1.8 million in FAS 123R share-based compensation expense during the second quarter of fiscal 2008 in our North America Microwave segment compared to $0.3 million in the second quarter of fiscal 2007.

International Microwave Segment (Restated)

	Q2 FY 08	Q2 FY 07	Percentage
	(Restated)	(Restated)	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$110.8	$37.5	N/M
Segment operating (loss) income	$(3.7)	$1.2	N/M
% of revenue	(3.3)%	3.2%

N/M = Not statistically meaningful
International Microwave segment revenue increased by $73.3 million in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. Revenue in the second quarter of fiscal 2008 included $85.2 million from sales of former Stratex products and services. Excluding the impact of the revenue from Stratex products and services, our International Microwave segment revenue decreased by $11.9 million as sales were transitioning to the products and services of the former Stratex business. International Microwave segment revenue in the second quarter of fiscal 2008 included a significant amount of sales of the former Stratex business and fewer sales of the former MCD business.
International Microwave segment had an operating loss of $3.7 million for the second quarter of fiscal 2008 compared to operating income of $1.2 million for the second quarter of fiscal 2007. The operating loss for the second quarter of fiscal 2008 reflected the following charges related to the acquisition of Stratex: $0.4 million amortization of the fair value adjustments for fixed assets, $2.9 million amortization of developed technology, tradenames, customer relationships, contract backlog and non-compete agreements, and $0.1 million of restructuring charges and $2.1 million of integration expenses associated with the merger. Our second quarter fiscal 2008 operating loss was further increased by $1.8 million of markdowns of inventory. In addition, we experienced a shift in sales from the Africa and Europe, Middle East and Russia regions to the Latin America and Asia Pacific regions, where prices for our products and services are generally lower. Finally, we absorbed an increase in freight and service costs during the second quarter of fiscal 2008. We anticipate product mix and freight and service costs will continue to impact International Microwave segment gross margins to a similar extent for the remainder of fiscal year 2008.
We also recorded $0.1 million in FAS 123R share-based compensation expense during the second quarter of fiscal 2008 in our International Microwave segment compared to none in the second quarter of fiscal 2007.
Network Operations Segment

	Q2 FY 08	Q2 FY 07	Percentage
	(Restated)	(Restated)	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$6.5	$5.0	30.0%
Segment operating income	$0.6	$0.1	N/M
% of revenue	9.2%	2.0%

N/M = Not statistically meaningful
Network Operations segment revenue increased by 30% from the second quarter of fiscal 2007 to the second quarter of fiscal 2008. This segment had operating income of $0.6 million in the second quarter of fiscal 2008 compared to operating income of $0.1 million in the second quarter of fiscal 2007. Additionally, operating income as a percentage of sales increased to 9.2% in the second quarter of fiscal 2008 compared to 2.0% in the second quarter of fiscal 2007. The increase in revenue resulted primarily from an increase in software and license revenue in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007.
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

     Two Quarters Ended December 28, 2007 Compared to the Two Quarters Ended December 29, 2006
Revenue and Net (Loss) Income (Restated)

	H1 FY 08	H1 FY 07	Percentage
	(Restated)	(Restated)	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$353.4	$194.8	81.4%
Net (loss) income	$(3.4)	$10.0	N/M
% of revenue	(1.0)%	5.1%

N/M = Not meaningful

H1 FY = First half of fiscal year or first two quarters of fiscal year
The results for the first two quarters of fiscal 2008 included the operations acquired in the Stratex acquisition for the entire period while the results for the first two quarters of fiscal 2007 included only the results of MCD prior to the merger. Historically, Stratex derived its revenues primarily from international markets.
Our revenue for the first two quarters of fiscal 2008 was $353.4 million, an increase of $158.6 million or 81.4%, compared to the first two quarters of fiscal 2007. Revenue in the first two quarters of fiscal 2008 included $159.7 million from sales of former Stratex products and services. Excluding the impact of the Stratex acquisition, revenue declined $1.1 million, primarily due to a decrease in the International Microwave segment in sales of the former MCD business products and services. Revenue in the first half of fiscal 2008 included a significant amount of sales of the former Stratex products and services and fewer sales of the former MCD business. The Network Operations segment revenue increased by $3.5 million in the first two quarters of fiscal 2008 compared to the first two fiscal quarters of fiscal 2007, as this segment experienced increased demand for its service assurance solution with Next Generation Network customers.
Our first two quarters fiscal 2008 net loss was $3.4 million compared to net income of $10.0 million in the first two quarters of fiscal 2007, which reflected only MCD’s historical operations. The net loss in the two quarters ended December 28, 2007 and net income in the two quarters ended December 29, 2006 included the following purchase accounting adjustments and other expenses related to the acquisition and integration of Stratex, FAS 123R share-based compensation expense and inventory markdowns:

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

These restructuring charges in the first two quarters of fiscal 2008 were partially offset by $0.3 million for the reduction in severance estimated to be paid in France and a $0.3 million reduction in the amount estimated to close out our restructuring liability in connection with our fiscal year 2006 restructuring plan to transfer our Montreal manufacturing activities to our San Antonio, Texas facility.
We expect to fully implement our 2007 restructuring plans by March 28, 2008 and anticipate that we will incur additional restructuring costs of $0.6 million.
Gross Margin (Restated)

	H1 FY 08	H1 FY 07	Percentage
	(Restated)	(Restated)	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$353.4	$194.8	81.4%
Cost of product sales and services	$(257.4)	$(129.8)	98.3%

Gross margin	$96.0	$65.0	47.7%
% of revenue	27.2%	33.4%
Gross margin for the first two quarters of fiscal 2008 was $96.0 million, or 27.2% of revenue, compared to $65.0 million, or 33.4% of revenue in the first two quarters of fiscal 2007. Our first two quarters fiscal 2008 gross margin was reduced by $3.7 million in markdowns of inventory, $3.5 million of amortization on developed technology and $0.4 million of amortization of the fair value of adjustments for fixed assets acquired from Stratex and $1.5 million of merger integration costs. In the first two quarters of fiscal 2007, we did not incur costs for these items in our gross margin. The increase in gross margin during the first two quarters of fiscal 2008 resulted from sales of former Stratex products and services primarily in our International Microwave segment and gross margin generated by the increase in revenue from our Network Operations segment.
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
Research and Development Expenses

			Percentage
	H1 FY 08	H1 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$353.4	$194.8	81.4%
Research and development expenses	$23.3	$15.8	47.5%
% of revenue	6.6%	8.1%
Research and development (“R&D”) expenses were $23.3 million in the first two quarters of fiscal 2008, compared to $15.8 million in the first two quarters of fiscal 2007. As a percent of revenue, these expenses decreased from 8.1% in the first two quarters of fiscal 2007 to 6.6% in the first two quarters of fiscal 2008 due to higher revenue. The majority of the increase in spending in the first two quarters of fiscal 2008 compared to the first two quarters of fiscal 2007 was attributable to the R&D activities acquired from Stratex. Some of the increase was attributable to higher spending in the first two quarters of fiscal 2008 related to our TRuepoint 6000 development efforts.

Selling and Administrative Expenses (Restated)

	H1 FY 08	H1 FY 07	Percentage
	(Restated)	(Restated)	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$353.4	$194.8	81.4%
Selling and administrative expenses	$65.0	$34.2	90.1%
% of revenue	18.4%	17.6%
Our first two quarters of fiscal 2008 selling and administrative (“S&A”) expenses increased to $65.0 million from $34.2 million in the first two quarters of fiscal 2007. As a percentage of revenue, these expenses increased from 17.6% of revenue in the first two quarters of fiscal 2007 to 18.4% of revenue in the first two quarters of fiscal 2008 due primarily to $4.5 million of expenses incurred related to integration activities undertaken in connection with the merger. The majority of the increase in spending in the first two quarters of fiscal 2008 compared to the first two quarters of fiscal 2007 was attributable to the S&A expenses associated with the former Stratex business. The remainder of the increase was due to higher selling expenses associated with the increase in revenue, and increased costs incurred for compliance with Sarbanes-Oxley requirements.
Income Taxes (Restated)

	H1 FY 08	H1 FY 07	Percentage
	(Restated)	(Restated)	Increase/(Decrease)
	(In millions, except percentages)
(Loss) income before income taxes	$(4.8)	$10.7	N/M
Income tax benefit (provision)	$1.4	$(0.7)	N/M
% of (loss) income before income taxes	(29.2)%	6.5%

N/M	=	Not statistically meaningful
The income tax benefit of $1.4 million for the first two quarters of fiscal 2008 reflected our pre-tax loss based on our estimated annual effective tax rate. The variation between income taxes and income tax expense at the statutory rate of 35% was primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates.
The income tax provision for the first two quarters of fiscal 2007 was $0.7 million and was based upon an allocation of tax expense from Harris.
Discussion of Business Segments
North America Microwave Segment (Restated)

	H1 FY 08	H1 FY 07	Percentage
	(Restated)	(Restated)	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$120.4	$108.6	10.9%
Segment operating (loss) income	$(1.6)	$9.1	N/M
% of revenue	(1.3)%	8.4%

N/M	=	Not statistically meaningful
North America Microwave segment revenue increased by $11.8 million or 10.9% from the first two quarters of fiscal 2007 to the first two quarters of fiscal 2008. Revenue for the first two quarters of fiscal 2008 included $13.0 million from sales of former Stratex products and services. Revenue drivers in the North America Microwave segment include customer demand for increased bandwidth, footprint expansion and the 2 gigahertz microwave relocation for advanced wireless services from mobile operators.
Our first two quarters of fiscal 2008 operating loss was increased by the following amounts related to the acquisition of Stratex: $0.5 million amortization of the fair value adjustments for fixed assets, $1.3 million amortization of developed technology, trade names, customer relationships, and non-compete agreements, $8.1 million of restructuring charges, $0.9 million in charges for impairment of a lease agreement and $2.1 million of integration expenses undertaken in connection with the merger including the reduction in force at our Montreal facility. The North America Microwave segment first two quarters fiscal 2008 operating loss was further increased by $1.9 million of the markdowns of inventory discussed above.
The North America Microwave segment operating results were also negatively impacted because we recorded $4.1 million in FAS 123R share-based compensation expense during the first two quarters of fiscal 2008 compared to $0.7 million in the first two quarters of fiscal 2007.
International Microwave Segment (Restated)

	H1 FY 08	H1 FY 07	Percentage
	(Restated)	(Restated)	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$220.0	$76.7	N/M
Segment operating (loss) income	$(4.2)	$4.8	N/M
% of revenue	(1.9)%	6.3%

N/M	=	Not statistically meaningful
International Microwave segment revenue increased by $143.3 million in the first two quarters of fiscal 2008 compared to the first two quarters of fiscal 2007. Revenue in the first two quarters of fiscal 2008 included $146.7 million from sales of former Stratex products and services. Excluding the impact of the revenue from Stratex products and services, our International Microwave segment revenue decreased by $3.4 million as sales were transitioning to the products and services of the former Stratex business. International Microwave segment revenue in the second quarter of fiscal 2008 included a significant amount of sales of the former Stratex business and fewer sales of the former MCD business.
The International Microwave segment had an operating loss of $4.2 million for the first two quarters of fiscal 2008 compared to operating income of $4.8 million for the first two quarters of fiscal 2007. The operating loss for the first two quarters of fiscal 2008 reflected the following charges related to the acquisition of Stratex: $0.9 million amortization of the fair value adjustments for fixed assets, $5.9 million amortization of developed technology, tradenames, customer relationships, contract backlog and non-compete agreements, and $0.3 million of restructuring charges and $3.9 million of integration expenses associated with the merger.
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
Network Operations Segment

			Percentage
	H1 FY 08	H1 FY 07	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$13.0	$9.5	36.8%
Segment operating income	$1.4	$0.4	N/M
% of revenue	10.8%	4.2%

N/M	=	Not statistically meaningful
Network Operations segment revenue increased by 36.8% from the first two quarters of fiscal 2007 to the first two quarters of fiscal 2008. This segment had operating income of $1.4 million in the first two quarters of fiscal 2008, which more than tripled compared to operating income of $0.4 million in the first two quarters of fiscal 2007. Additionally, operating income as a percentage of sales increased to 10.8% in the first two quarters of fiscal 2008 compared to 4.2% in the first two quarters of fiscal 2007. The increase in revenue resulted primarily from an increase in software and license revenue in the first two quarters of fiscal 2008 compared to the first two quarters of fiscal 2007.
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
Related Party Transactions with Harris
Prior to the Stratex acquisition, Harris provided information services, human resources, financial shared services, facilities, legal support and supply chain management services to us. The charges for those services were billed to us primarily based on actual usage. During the quarter and two quarters ended December 29, 2006, Harris charged us $1.5 million and $3.1 million for those services.
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
Prior to January 26, 2007, MCD used c\ertain assets in Canada owned by Harris that were not contributed to us as part of the Combination Agreement. We continue to use these assets in our business and, on January 26, 2007, we entered into a five-year lease agreement with Harris for these assets. This agreement is a capital lease under U.S. generally accepted accounting principles with an initial lease obligation balance of $5.9 million and the related asset amount included in property, plant and equipment on our balance sheet.
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
Our cash and cash equivalents decreased by $1.6 million to $12.2 million at the end of the first two quarters of fiscal 2007, primarily due to $8.5 million in cash and other transfers from Harris which were more than offset by $1.9 million in purchases of property, plant and equipment, $3.1 million of additions to capitalized software and $5.7 million cash and cash equivalents used in operations.
Net Cash Provided by (Used in) Operating Activities
Our net cash and cash equivalents provided by operating activities was $12.1 million in the first two quarters of fiscal 2008 compared to $5.7 million used in operating activities in the first two quarters of fiscal 2007. Operating cash flow in the first two quarters of fiscal 2008 was positively affected by increases in accounts payable and accrued expenses ($7.1 million), an increase in advance payments and unearned income ($5.5 million) and other cash flow from operations. These increases to operating cash flow were partially offset by an increase of $20.7 million in receivables during the first two fiscal quarters of fiscal 2008.

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
Available Credit Facility and Repayment of Debt
At December 28, 2007, we had $27.9 million of credit available against our $50 million revolving credit facility with a commercial bank as mentioned above. The total amount of revolving credit available is $50 million less the outstanding balance of the term loan portion and any usage under the revolving credit portion. The balance of the term loan portion of our credit facility was $13.9 million as of December 28, 2007 and there were $8.2 million outstanding in standby letters of credit as of that date, which are defined as usage under the revolving credit portion of the facility. There were no borrowings under the short-term debt portion of the facility as of December 28, 2007.
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
Impact of Recently Issued Accounting Pronouncements
As described in “Note B — Recent Accounting Pronouncements” in our Notes to Condensed Consolidated Financial Statements included in this Form 10-Q/A, there are accounting pronouncements that have recently been issued but have not yet been implemented by us. Note B in this Form 10-Q/A describes the potential impact that these pronouncements are expected to have, if known, on our financial position, results of operations and cash flows.
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

Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates would have an impact of $5.7 million on the fair value of such instruments.
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
The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our short-term investments are at fixed interest rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our short-term investments prior to maturity have been not been significant. The average number of days to maturity for short-term investments held at December 28, 2007 was 58 days and had an average yield of 5.25% per annum. The average number of days to maturity for our cash equivalents at December 28, 2007 was 4 days and had an average yield of 4.9% per annum. The potential loss in fair value resulting from a hypothetical 10% decrease in quoted market price was approximately $1.0 million at December 28, 2007.
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
Changes in Internal Control over Financial Reporting - Plan for Remediation of Material Weaknesses: As discussed above, two material weaknesses were identified during management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 27, 2008. As such, the Company’s plan for remediation of these material weaknesses, as described in our amended fiscal 2007 Form 10-K, had not yet been initiated and there were no changes in our internal controls over financial reporting for the period covered by this Quarterly Report that materially affected our internal control over financial reporting.

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