Form 10-Q/A
period 2008-03-28
Harris Stratex Networks, Inc.
filed 2008-09-25
CIK 1377789

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
FORM 10-Q/A
For the Quarter Ended March 28, 2008
This Quarterly Report on Form 10-Q/A contains trademarks of Harris Stratex Networks, Inc.

EXPLANATORY NOTE
We have restated our unaudited condensed consolidated financial statements for the quarter and three quarters ended March 28, 2008 and March 30, 2007 in this Amendment to Form 10-Q (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended and the three quarters ended March 28, 2008. This Form 10-Q/A also reflects the restatement of Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 4 “Controls and Procedures” for the quarter and three quarters ended March 28, 2008 and March 30, 2007. This restatement also affects, and is reflected in other items in this Form 10-Q/A.
Previously filed (i) interim consolidated financial statements for the quarter and three quarters ended March 28, 2008 and March 30, 2007, respectively (ii) annual consolidated financial statements for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2007 and (iii) related reports of its independent registered public accountants should no longer be relied upon.
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
The effect of these restatement items decreased shareholders equity cumulatively by $15.3 million as of March 28, 2008 and $11.6 million as of June 29, 2007.  Net income decreased by $2.1 million for the quarter ended March 28, 2008, and net loss increased by $1.4 million for the quarter ended March 30, 2007. Net income decreased by $3.7 million for the three quarters ended March 28, 2008, and net loss increased by $2.0 million for the three quarters ended March 30, 2007.
This restatement is more fully described in Part I herein under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note C “Restatement of Previously Issued Financial Statements” to such unaudited condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended		Three Quarters Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
	(Restated)	(Restated)	(Restated)	(Restated)
	(In millions, except per common share amounts)
Revenue from product sales and services:
Revenue from external product sales	$147.3	$105.6	$444.8	$270.0
Revenue from product sales with Harris Corporation	1.5	2.3	6.4	3.7

Total revenue from product sales	148.8	107.9	451.2	273.7
Revenue from services	29.4	31.1	80.4	60.1

Total revenue from product sales and services	178.2	139.0	531.6	333.8
Cost of product sales and services:
Cost of external product sales	(103.9)	(78.4)	(311.0)	(181.7)
Cost of product sales with Harris Corporation	(0.6)	(1.7)	(4.2)	(4.1)

Total cost of product sales	(104.5)	(80.1)	(315.2)	(185.8)
Cost of services	(21.6)	(23.5)	(60.2)	(44.9)
Cost of sales billed from Harris Corporation	—	(0.5)	(4.6)	(3.2)
Amortization of purchased technology	(1.8)	(1.2)	(5.3)	(1.2)

Total cost of product sales and services	(127.9)	(105.3)	(385.3)	(235.1)

Gross margin	50.3	33.7	146.3	98.7
Research and development expenses	(11.5)	(11.1)	(34.8)	(26.9)
Selling and administrative expenses	(29.4)	(26.1)	(90.9)	(57.2)
Selling and administrative expenses with Harris Corporation	(1.7)	(1.6)	(5.2)	(4.7)

Total research, development, selling and administrative expenses	(42.6)	(38.8)	(130.9)	(88.8)
Amortization of identifiable intangible assets	(1.9)	(3.0)	(5.6)	(3.0)
Acquired in-process research and development	—	(15.3)	—	(15.3)
Restructuring charges	—	(1.3)	(8.4)	(2.0)
Corporate allocations expense from Harris Corporation	—	(0.3)	—	(3.7)

Operating income (loss)	5.8	(25.0)	1.4	(14.1)
Interest income	0.3	0.9	1.4	1.2
Interest expense	(0.7)	(1.1)	(2.2)	(1.6)

Income (loss) before provision for income taxes	5.4	(25.2)	0.6	(14.5)
(Provision)benefit for income taxes	(0.2)	0.6	1.2	(0.1)

Net income (loss)	$5.2	$(24.6)	$1.8	$(14.6)

Net income (loss) per common share of Class A and Class B common stock (1):
Basic	$0.09	$(0.61)	$0.03	$(1.08)

Diluted(2)	$0.05	$(0.61)	$(0.02)	$(1.08)

Basic weighted average shares outstanding (3)	58.4	40.3	58.4	13.5
Diluted weighted average shares outstanding (3)	58.7	40.3	58.9	13.5

(1)	The net income (loss) per common share amounts are the same for Class A and Class B because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

(2)	For the quarter and three quarters ended March 28, 2008, the calculations of diluted earnings per share include a potential deduction to net income of $2.1 million and $2.7 million for the assumed after-tax effect of the change in fair value of warrants using the “treasury stock” method (see Note Q).

(3)	Prior to January 26, 2007, the Company was a division of Harris Corporation and there were no shares outstanding for purposes of income or loss calculations. Basic and diluted weighted average shares outstanding are calculated based on the daily outstanding shares, reflecting the fact that no shares were outstanding prior to January 26, 2007.
See accompanying Notes to Condensed Consolidated Financial Statements.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 28,	June 29,
	2008	2007
	(Restated)	(Restated)
	(In millions, except share amounts)
Assets
Current Assets
Cash and cash equivalents	$97.0	$69.2
Short-term investments and available for sale securities	3.4	20.4
Receivables	195.9	183.1
Unbilled costs	35.7	36.9
Inventories	108.7	124.2
Deferred income taxes	6.5	4.1
Other current assets	17.5	21.7

Total current assets	464.7	459.6
Long-term Assets
Property, plant and equipment	74.4	80.0
Goodwill	316.5	324.7
Identifiable intangible assets	133.2	144.5
Capitalized software	9.6	9.7
Non-current portion of notes receivable	3.4	5.3
Non-current deferred income taxes	—	0.5
Other assets	3.0	1.2

Total long-term assets	540.1	565.9

Total Assets	$1,004.8	$1,025.5

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$—	$1.2
Current portion of long-term debt	6.0	10.7
Accounts payable	81.8	84.7
Compensation and benefits	12.5	11.5
Other accrued items	45.9	45.8
Advance payments and unearned income	26.7	22.3
Income taxes payable	3.6	6.8
Restructuring liabilities	6.7	10.8
Current portion of long-term capital lease obligation to Harris Corporation	1.6	3.1
Due to Harris Corporation	20.5	17.2

Total Current Liabilities	205.3	214.1
Long-term Liabilities
Long-term debt	5.0	8.8
Long-term portion of capital lease obligation to Harris Corporation	1.6	2.8
Restructuring and other long-term liabilities	6.2	11.8
Redeemable preference shares	8.3	8.3
Warrants	0.6	3.9
Deferred income taxes	16.8	29.4

Total Liabilities	243.8	279.1
Commitments and contingencies
Shareholders’ Equity
50,000,000 shares authorized; none issued	—	—
Common stock, Class A, $0.01 par value; 300,000,000 shares authorized; issued and outstanding 25,554,877 shares at March 28, 2008 and 25,400,856 shares at June 29, 2007	0.3	0.3
Common stock, Class B $0.01 par value; 100,000,000 shares authorized; issued and outstanding 32,913,377 shares at March 28, 2008 and June 29, 2007	0.3	0.3
Additional paid-in-capital	778.6	770.0
Accumulated deficit	(22.4)	(24.2)
Accumulated other comprehensive income	4.2	—

Total Shareholders’ Equity	761.0	746.4

Total Liabilities and Shareholders’ Equity	$1,004.8	$1,025.5

See accompanying Notes to Condensed Consolidated Financial Statements.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Quarters Ended
	March 28,	March 30,
	2008	2007
	(Restated)	(Restated)
	(In millions)
Operating Activities
Net income (loss)	$1.8	$(14.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of identifiable intangible assets acquired in the Stratex acquisition	10.9	19.4
Other non-cash charges related to the Stratex acquisition	—	5.4
Depreciation and amortization of property, plant and equipment and capitalized software	15.2	12.2
Non-cash stock-based compensation expense	5.3	1.0
Non-cash charges for restructuring and inventory write-downs	7.8	—
Decrease in fair value of warrants	(3.2)	—
Deferred income tax (benefit) expense	(2.5)	0.1
Changes in operating assets and liabilities:
Receivables	(10.9)	2.7
Unbilled costs and inventories	13.1	(29.1)
Accounts payable and accrued expenses	(1.4)	(1.8)
Advance payments and unearned income	4.4	4.8
Due to Harris Corporation	4.6	(3.7)
Decrease in restructuring liabilities and other	(9.7)	(7.9)

Net cash provided by (used in) operating activities	35.4	(11.5)

Investing Activities
Cash acquired from the Stratex acquisition, net of acquisition costs of $12.7 million	—	20.4
Purchases of short-term investments and available for sale securities	(8.3)	(33.2)
Sales of short-term investments and available for sale securities	25.3	17.8
Additions of property, plant and equipment	(6.3)	(4.4)
Additions of capitalized software	(7.9)	(2.8)

Net cash provided by (used in) investing activities	2.8	(2.2)

Financing Activities
Decrease in short-term debt	(1.2)	—
Proceeds from issuance of redeemable preference shares	—	8.3
Payments on long-term debt	(8.4)	(2.6)
Proceeds from issuance of Class B common stock to Harris Corporation	—	26.9
Payments on long-term capital lease obligation to Harris Corporation	(3.2)	—
Proceeds from exercise of former Stratex stock options	1.5	1.4
Registration costs for Class A common stock issued in Stratex acquisition	—	(1.1)
Proceeds from exercise of former Stratex warrants	—	0.2
Net cash and other transfers from Harris Corporation prior to the Stratex acquisition	—	24.1

Net cash (used in) provided by financing activities	(11.3)	57.2

Effect of exchange rate changes on cash and cash equivalents	0.9	(2.9)

Net increase in cash and cash equivalents	27.8	40.6
Cash and cash equivalents, beginning of year	69.2	13.8

Cash and cash equivalents, end of period	$97.0	$54.4

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
Prior to January 26, 2007, we were a division of Harris Corporation (“Harris”). For periods prior to January 26, 2007, our consolidated financial statements include the accounts of the MCD and Harris subsidiaries classified as part of MCD, our financial reporting predecessor entity. These financial statements have been determined to be our historical financial statements of Harris Stratex Networks, Inc. As used in these notes, the term “MCD” refers to the consolidated operations of the Microwave Communications Division of Harris.
For periods prior to January 26, 2007, our historical financial statements are presented on a carve-out basis and reflect the assets, liabilities, revenue and expenses that were directly attributable to MCD as it was operated within Harris. Our condensed consolidated statements of operations include all of the related costs of doing business, including an allocation of certain general corporate expenses of Harris, which were in support of MCD, including costs for finance, legal, treasury, purchasing, quality, environmental, safety, human resources, tax, audit and public relations departments and other corporate and infrastructure costs. We were allocated $0.3 million and $3.7 million for these general corporate expenses from Harris during the quarter and three quarters ended March 30, 2007. These costs represented approximately 6.1% and 9.4% of the total cost of these allocated services in the quarter and three quarters ended March 30, 2007. These cost allocations were based primarily on a ratio of our revenue to total Harris revenue, multiplied by the total headquarter’s expense of Harris. The allocation of Harris overhead expenses to us concluded on January 26, 2007. We believe these allocations were made on a reasonable basis. Harris currently owns approximately 56% of our common stock.
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

Note C — Restatement of  Previously Issued Financial Statements
As previously announced on July 30, 2008, Harris Stratex Networks, Inc. and its Audit Committee concluded that our consolidated financial statements for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 and for the first three quarters ended June 27, 2008 would be restated for the correction of errors contained in those consolidated financial statements.   The effect of these restatement items decreased shareholders equity cumulatively by $15.3 million as of March 28, 2008 and $11.6 million as of June 29, 2007. Previously reported net income decreased by $2.1 million for the quarter ended March 28, 2008, and net loss increased by $1.4 million for the quarter ended March 30, 2007. Net income decreased by $3.7 million for the three quarters ended March 28, 2008, and net loss increased by $2.0 million for the three quarters ended March 30, 2007. The restatement had no impact on our net cash flows from operations, financing or investing activities. Details of the nature of the corrections are as follows:
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
During fiscal year 2008, we determined that this review had not been performed in a manner sufficient to identify significant project cost variances remaining in certain inventory accounts, and that the resulting errors impacted prior quarters and prior years.  To correct this error, we decreased work in process inventory compared to amounts previously recorded by $14.1 million and $9.6 million as of March 28, 2008 and June 29, 2007, respectively, and increase cost of external product sales and services by $1.9 million, and $4.5 million and $2.0 million and $2.8 million for the quarter and three quarters ended March 28, 2008 and March 30, 2007, respectively.
Inventory and Intercompany Account Reconciliations
During the course of the year end close for the fiscal year ending June 27, 2008, we determined that certain account reconciliation adjustments recorded in the fourth quarter of fiscal 2008, which related primarily to inventory and intercompany accounts receivable accounts, should have been recorded in prior quarters or prior years.  We determined that certain manual controls had not been performed for certain periods, resulting in accounting errors. More specifically, we identified errors in the work in process inventory balances resulting from incorrect account reconciliation processes. To correct this error, we decreased inventory compared to amounts previously recorded by $2.5 million and $1.9 million as of as of March 28, 2008 and June 29, 2007, respectively, and increased cost of external sales by $0.8 million and $0.6 million and $0.3 million and $0.1 million for the quarter and three quarters ended March 28, 2008 and March 30, 2007, respectively
We also identified errors in accounts receivable balances as a result of control deficiencies surrounding the recording and elimination of intercompany transactions. To correct this error, we decreased accounts receivable by $3.1 million and $2.2 million as of March 28, 2008 and June 29, 2007, respectively, and increased selling and administrative expenses by $0.7 million and $0.9 million for the quarter and three quarters ended March 28, 2008.
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
Deferred Tax Liability
Taking into consideration the restatement adjustments described above, we reassessed our income tax provision in accordance with Statement 109. As a result, we recorded an adjustment to decrease the deferred tax liability balance, by $4.4 million and $2.1 million as of March 28, 2008 and June 29, 2007, respectively, and to decrease the income tax provision by $1.3 million and $2.3 million for the quarter and three quarters ended March 28, 2008, respectively, and to decrease the income tax benefit by $0.9 million and $2.1 million for the quarter and three quarters ended March 30, 2007, respectively.

The following tables present the impact of the restatement adjustments on our previously reported consolidated balance sheets as of March 28, 2008 and June 29, 2007, as well as the impact on our previously reported consolidated statements of operations and cash flows for the quarter and three quarters ended March 28, 2008 and March 30, 2007.
QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the quarter ended March 28, 2008
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$178.2	$—	$178.2

Gross margin	53.0	(2.7)	50.3

Income from operations	9.2	(3.4)	5.8

Net income	7.3	(2.1)	5.2

Basic net income per common share	$0.12	$(0.03)	$0.09

Diluted net income per common share	$0.09	$(0.04)	$0.05

	For the quarter ended March 30, 2007
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$139.0	$—	$139.0

Gross margin	36.0	(2.3)	33.7

Loss from operations	(22.7)	(2.3)	(25.0)

Net loss	(23.2)	(1.4)	(24.6)

Basic and diluted net loss per common share	$(0.58)	$(0.03)	$(0.61)

	For the three quarters ended March 28, 2008
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$531.6	$—	$531.6

Gross margin	151.4	(5.1)	146.3

Income from operations	7.4	(6.0)	1.4

Net income	5.5	(3.7)	1.8

Basic net income per common share	$0.09	$(0.06)	$0.03

Diluted net income (loss) per common share	$0.05	$(0.07)	$(0.02)

	For the three quarters ended March 30, 2007
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$333.8	$—	$333.8

Gross margin	101.7	(3.0)	98.7

Loss from operations	(11.3)	(2.8)	(14.1)

Net loss	$(12.6)	$(2.0)	$(14.6)

Basic and diluted net loss per common share	$(0.93)	$(0.15)	$(1.08)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of March 28, 2008
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$97.0	$—	$97.0
Short-term investments and available for sale securities	3.4	—	3.4
Receivables	199.0	(3.1)	195.9
Unbilled costs	35.7	—	35.7
Inventories	125.3	(16.6)	108.7
Deferred income taxes	6.5	—	6.5
Other current assets	17.5	—	17.5

Total current assets	484.4	(19.7)	464.7
Long-term Assets
Property, plant and equipment	74.4	—	74.4
Goodwill	315.4	1.1	316.5
Identifiable intangible assets	133.2	—	133.2
Other Long-term assets	16.0	—	16.0

Total Long-term assets	539.0	1.1	540.1

Total Assets	$1,023.4	$(18.6)	$1,004.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$—	$—	$—
Current portion of long-term debt	6.0	—	6.0
Accounts payable	81.8	—	81.8
Compensation and benefits	12.5	—	12.5
Other accrued items	44.8	1.1	45.9
Advance payments and unearned income	26.7	—	26.7
Income taxes payable	3.6	—	3.6
Restructuring liabilities	6.7	—	6.7
Current portion of long-term capital lease obligation to Harris Corporation	1.6	—	1.6
Due to Harris Corporation	20.5	—	20.5

Total Current Liabilities	204.2	1.1	205.3
Long-term Liabilities	42.9	(4.4)	38.5

Total Liabilities	247.1	(3.3)	243.8

Total Shareholders’ Equity	776.3	(15.3)	761.0

Total Liabilities and Shareholders’ Equity	$1,023.4	$(18.6)	$1,004.8

	As of June 29, 2007
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$69.2	$—	$69.2
Short-term investments and available for sale securities	20.4	—	20.4
Receivables	185.3	(2.2)	183.1
Unbilled costs	36.9	—	36.9
Inventories	135.7	(11.5)	124.2
Deferred income taxes	4.1	—	4.1
Other current assets	21.7	—	21.7

Total current assets	473.3	(13.7)	459.6
Long-term Assets
Property, plant and equipment	80.0	—	80.0
Goodwill	323.6	1.1	324.7
Identifiable intangible assets	144.5	—	144.5
Other Long-term assets	16.7	—	16.7

Total Long-term assets	564.8	1.1	565.9

Total Assets	$1,038.1	$(12.6)	$1,025.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$1.2	$—	$1.2
Current portion of long-term debt	10.7	—	10.7
Accounts payable	84.7	—	84.7
Compensation and benefits	11.5	—	11.5
Other accrued items	44.7	1.1	45.8
Advance payments and unearned income	22.3	—	22.3
Income taxes payable	6.8	—	6.8
Restructuring liabilities	10.8	—	10.8
Current portion of long-term capital lease obligation to Harris Corporation	3.1	—	3.1
Due to Harris Corporation	17.2	—	17.2

Total Current Liabilities	213.0	1.1	214.1
Long-term liabilities	67.1	(2.1)	65.0

Total Liabilities	280.1	(1.0)	279.1

Total Shareholders’ Equity	758.0	(11.6)	746.4

Total Liabilities and Shareholders’ Equity	$1,038.1	$(12.6)	$1,025.5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Quarters Ended
	March 28, 2008
	As Previously		As
	Reported	Adjustments	Restated
	(In millions)
Net income	$5.5	$(3.7)	$1.8

Net cash provided by operating activities	35.4	—	35.4
Amortization of identifiable intangible assets acquired in the Stratex acquisition	10.9	—	10.9
Other non-cash charges related to the Stratex acquisition	0.0	—	0.0
Depreciation and amortization of property, plant and equipment and capitalized software	15.2	—	15.2
Non-cash stock-based compensation expense	5.3	—	5.3
Non-cash charges for restructuring and inventory write-downs	7.8	—	7.8
Decrease in fair value of warrants	(3.2)	—	(3.2)
Deferred income tax (benefit) expense	(0.2)	(2.3)	(2.5)
Changes in operating assets and liabilities:		—
Receivables	(11.7)	0.8	(10.9)
Unbilled costs and inventories	8.0	5.1	13.1
Accounts payable and accrued expenses	(1.4)	—	(1.4)
Advance payments and unearned income	4.3	0.1	4.4
Due to Harris Corporation	4.6	—	4.6
Decrease in restructuring liabilities and other	(9.7)	—	(9.7)
Net cash provided by investing activities	2.8	—	2.8

Net cash used in financing activities	(11.3)	—	(11.3)

Effect of exchange rate changes on cash and cash equivalents	0.9	—	0.9

Net increase in cash and cash equivalents	27.8	—	27.8
Cash and cash equivalents, beginning of year	$69.2	—	$69.2

Cash and cash equivalents, end of year	$97.0	$—	$97.0

	For the Three Quarters Ended
	March 30, 2007
	As Previously		As
	Reported	Adjustments	Restated
	(In millions)
Net loss	$(12.6)	$(2.0)	$(14.6)

Net cash used in operating activities	(11.5)	—	(11.5)
Amortization of identifiable intangible assets acquired in the Stratex acquisition	19.4	—	19.4
Other non-cash charges related to the Stratex acquisition	5.4	—	5.4
Depreciation and amortization of property, plant and equipment and capitalized software	12.2	—	12.2
Non-cash stock-based compensation expense	1.0	—	1.0
Non-cash charges for restructuring and inventory write-downs	0.0	—	0.0
Decrease in fair value of warrants	0.0	—	0.0
Deferred income tax (benefit) expense	1.0	(0.9)	0.1
Changes in operating assets and liabilities:		—
Receivables	2.7	—	2.7
Unbilled costs and inventories	(32.0)	2.9	(29.1)
Accounts payable and accrued expenses	(0.7)	(1.1)	(1.8)
Advance payments and unearned income	4.8	—	4.8
Due to Harris Corporation	(3.7)	—	(3.7)
Decrease in restructuring liabilities and other	(9.0)	1.1	(7.9)
Net cash used in investing activities	(2.2)	—	(2.2)

Net cash provided by financing activities	57.2	—	57.2

Effect of exchange rate changes on cash and cash equivalents	(2.9)	—	(2.9)

Net increase in cash and cash equivalents	40.6	—	40.6
Cash and cash equivalents, beginning of year	$13.8	—	$13.8

Cash and cash equivalents, end of year	$54.4	$—	$54.4

Note D — Short-Term Investments and Available for Sale Securities
     Short-term investments and available for sale securities as of March 28, 2008 consisted of the following:

	As of March 28, 2008
		Gross	Gross
		Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In millions)
Certificates of deposit	$0.6	$—	$—	$0.6
Commercial paper	1.5	—	—	1.5
Corporate notes	1.3	—	—	1.3

Total short-term investments and available for sale securities	$3.4	$—	$—	$3.4

Our short-term investments and available for sale securities have maturity dates of less than one year, with a weighted average maturity of 108 days.
Note E — Accumulated Other Comprehensive Income (Loss) and Comprehensive Income (Loss) (Restated)
The changes in components of our accumulated other comprehensive income (loss) during the three quarters ended March 28, 2008 and March 30, 2007 were as follows:

			Short-Term
			Investments	Total
			and	Accumulated
	Foreign		Available	Other
	Currency	Hedging	for Sale	Comprehensive
	Translation	Derivatives	Securities	Income (Loss)
	(In millions)
Balance at June 29, 2007	$—	$—	$—	$—
Changes in accumulated other comprehensive income (loss)	4.9	(0.7)	—	4.2

Balance at March 28, 2008	$4.9	$(0.7)	$—	$4.2

Balance at June 30, 2006	$(1.5)	$0.1	$—	$(1.4)
Changes in accumulated other comprehensive income (loss)	(4.1)	(0.2)	—	(4.3)

Balance at March 30, 2007	$(5.6)	$(0.1)	$—	$(5.7)

Total comprehensive income (loss) for the quarters and three quarters ended March 28, 2008 and March 30, 2007 is comprised of the following:

	Quarter Ended		Three Quarters Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
	(Restated)	(Restated)	(Restated)	(Restated)
	(In millions)
Net income (loss)	$5.2	$(24.6)	$1.8	$(14.6)
Other comprehensive income (loss):
Foreign currency translation	(0.9)	(0.8)	4.9	(4.1)
Net unrealized loss on hedging activities	(0.7)	(0.2)	(0.7)	(0.2)

Total comprehensive income (loss)	$3.6	$(25.6)	$6.0	$(18.9)

Note F — Receivables (Restated)
Our receivables are summarized below:

	March 28,	June 29,
	2008	2007
	(Restated)	(Restated)
	(In millions)
Accounts receivable	$200.2	$188.3
Notes receivable due within one year — net	5.2	3.3

	205.4	191.6
Less allowances for collection losses	(9.5)	(8.5)

	$195.9	$183.1

Note G — Inventories (Restated)
Our inventories are summarized below:

	March 28,	June 29,
	2008	2007
	(Restated)	(Restated)
	(In millions)
Finished products	$59.5	$52.9
Work in process	14.7	17.1
Raw materials and supplies	61.2	68.4

	135.4	138.4
Inventory reserves	(26.7)	(14.2)

	$108.7	$124.2

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

Depreciation and amortization expense related to plant and equipment, including software amortization, was $5.1 million and $4.3 million during the quarter ended March 28, 2008 and March 30, 2007, respectively, and $13.1 million and $8.7 million in the three quarters ended March 28, 2008 and March 30, 2007, respectively.

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
We are currently negotiating a new credit facility to replace the current facility. Commitments have been received from two commercial banks for a $120 million revolving credit facility with an initial committed amount of $70 million. The existing lender has provided one of the commitment letters. We have negotiated the general terms and conditions of the new facility with the banks and are currently finalizing the loan agreement. To allow sufficient time for finalization of the loan documentation for the new facility, the expiration date of the current facility has been extended to July 29, 2008 by an amendment dated April 30, 2008. As a condition of the new facility, the remaining term debt balance will be repaid. However, all standby letters of credit issued by the current lender will remain outstanding.
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

Note J — Accrued Warranties (Restated)
     We have accrued for the estimated cost to repair or replace products under warranty at the time of sale. Changes in warranty liability, which is included as a component of “Other accrued items” on the Condensed Consolidated Balance Sheets (Unaudited), during the three quarters ended March 28, 2008 and March 30, 2007 were as follows:

	Three Quarters Ended
	March 28,	March 30,
	2008	2007
	(Restated)	(Restated)
	(In millions)
Balance as of the beginning of the year	$6.7	$3.9
Acquisition of Stratex accrued warranties on January 26, 2007	—	4.6
Warranty provision for revenue recorded during the period	5.4	1.5
Settlements made during the period	(6.1)	(2.5)
Other adjustments to liability, including foreign currency translation during the period	0.1	(0.1)

Balance as of the end of the period	$6.1	$7.4

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

	As of March	As of June 29,
	28, 2008	2007
Dividend yield	0.0%	0.0%
Expected volatility	57.2%	43.1%
Risk-free interest rate	1.52%	4.91%
Expected holding period	0.75 year	1.25 years
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
Note L — Restructuring Activities
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

Our fiscal year 2007 restructuring plans were expected to be fully implemented by June 27, 2008. The following table summarizes our costs incurred through March 28, 2008 for our fiscal 2007 restructuring plans:

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

Note M — Share-Based Compensation
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
Revenue and income (loss) before income taxes by segment are as follows:

	Quarter Ended		Three Quarters Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
	(Restated)	(Restated)	(Restated)	(Restated)
	(In millions)
Revenue
North America Microwave	$56.9	$48.9	$177.3	$157.5
International Microwave	117.1	84.9	337.1	161.6
Network Operations	4.2	5.2	17.2	14.7

Total Revenue	$178.2	$139.0	$531.6	$333.8

Income (Loss) Before Income Taxes
Segment Operating Income (Loss):
North America Microwave (1)	$1.0	$(0.3)	$(0.6)	$8.8
International Microwave (2)	5.1	(24.7)	0.9	(20.0)
Network Operations	(0.3)	0.3	1.1	0.7
Corporate allocations expense from Harris	—	(0.3)	—	(3.7)
Net interest expense	(0.4)	(0.2)	(0.8)	(0.3)

Income (loss) before provision for income taxes	$5.4	$(25.2)	$0.6	$(14.5)

(1)	During the quarter ended March 28, 2008, we recorded $0.7 million in amortization of developed technology, tradenames, customer relationships, and non-compete agreements, $0.3 million in amortization of the step-up in the fair value of fixed assets related to the acquisition of Stratex, $0.3 million in merger-related integration charges, and $1.9 million in share-based compensation in our North America Microwave segment.

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

During the quarter and three quarters ended March 30, 2007, we recorded $15.3 million write-off of in-process research and development, $5.6 million write-off of a portion of the fair value adjustments related to inventory and fixed assets, $3.2 million amortization of developed technology, tradenames, customer relationships, contract backlog and non-competition agreements, and $2.2 million of charges related to integration activities undertaken in connection with the merger in our International Microwave segment.
Note O — Income Taxes (Restated)
The income tax expense reflects our pre-tax income and was based on our estimated fiscal 2008 annual effective tax rate. The income tax provision (benefit) for the quarter and three quarters ended March 30, 2008 was $0.2 million and $(1.2) million.
The income tax provision (benefit) on the pre-tax income (loss) for the quarter and three quarters ended March 30, 2007 was $(0.6) million and $0.1 million. The variation between income taxes and income tax expense at the U.S. statutory rate of 35% is primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates. The effective tax rate in the quarter and three quarters ended March 30, 2007 was also impacted by favorable tax adjustments recorded in purchase accounting offset by unfavorable carve-out adjustments attributable to MCD.
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
Note Q — Net Income per Share of Class A and Class B Common Stock (Restated)
We compute net income per share of Class A and Class B common stock in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“Statement 128”) using the two class method. Under the provisions of Statement 128, basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.
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
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock for the quarter and three quarters ended March 28, 2008:

	Quarter Ended		Three Quarters Ended
	March 28,		March 28,
	2008		2008
	(Restated)		(Restated)
	(In millions, except per common share amounts)
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$2.3	$2.9	$0.8	$1.0
Denominator:
Weighted average common shares outstanding	25.5	32.9	25.5	32.9

Basic net income per share	$0.09	$0.09	$0.03	$0.03

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$2.3	$2.9	$0.8	$1.0
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	2.9	—	1.0	—
Change in fair value of warrants, net of tax	(2.1)	—	(2.7)	—
Reallocation of undistributed earnings to Class B shares	—	(1.2)	—	(1.5)

Allocation of undistributed earnings	3.1	1.7	(0.9)	(0.5)
Denominator:
Number of shares used in basic computation	25.5	32.9	25.5	32.9
Weighted average effect of dilutive securities – add:
Conversion of Class B to Class A common shares outstanding	32.9	—	32.9	—
Stock options	0.2	—	0.3	—
Warrants	0.1	—	0.2	—

Number of shares used in per share computations	58.7	32.9	58.9	32.9

Diluted net income per share	$0.05	$0.05	$(0.02)	$(0.02)

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
Note R — Legal Proceedings
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
Note S — Subsequent Events
Transition of Chief Executive Officer
Our Board of Directors appointed Harald J. Braun as President and Chief Executive Officer of the Company, effective April 8, 2008. Our Class B Directors, joined by all Class A Directors, have also appointed Mr. Braun as a Class B Director. In connection with the appointment of his successor, Guy M. Campbell, who previously had announced his retirement at the end of the current fiscal year, submitted his resignation as President and Chief Executive Officer and a Class B Director, effective April 8, 2008. Mr. Campbell has agreed to remain as a senior advisor and employee of the Company until June 27, 2008.

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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harris Stratex Networks, Inc. and subsidiaries as of June 29, 2007, and the related consolidated statements of operations and cash flows for the year then ended not presented herein and in our report dated August 16, 2007 (except for Note D, as to which the date is September 12, 2008), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 29, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived. As described in Note D to the consolidated financial statements, these financial statements have been restated.
\s\ Ernst & Young LLP
Raleigh, North Carolina
May 2, 2008, except for Note C,
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
Restatement of  Previously Issued Financial Statements
As previously announced on July 30, 2008, Harris Stratex Networks, Inc. and its Audit Committee concluded that our consolidated financial statements for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 and for the first three quarters ended June 27, 2008 would be restated for the correction of errors contained in those consolidated financial statements.   The effect of these restatement items decreased shareholders equity cumulatively by $15.3 million as of March 28, 2008 and $11.6 million as of June 29, 2007. Previously reported net income decreased by $2.1 million for the quarter ended March 28, 2008, and net loss increased by $1.4 million for the quarter ended March 30, 2007. Net income decreased by $3.7 million for the three quarters ended March 28, 2008, and net loss increased by $2.0 million for the three quarters ended March 30, 2007. The restatement had no impact on our net cash flows from operations, financing or investing activities. Details of the nature of the corrections are as follows:
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
During fiscal year 2008, we determined that this review had not been performed in a manner sufficient to identify significant project cost variances remaining in certain inventory accounts, and that the resulting errors impacted prior quarters and prior years.  To correct this error, we decreased work in process inventory compared to amounts previously recorded by $14.1 million and $9.6 million as of March 28, 2008 and June 29, 2007, respectively, and increase cost of external product sales and services by $1.9 million, and $4.5 million and $2.0 million and $2.8 million for the quarter and three quarters ended March 28, 2008 and March 30, 2007, respectively.
Inventory and Intercompany Account Reconciliations
During the course of the year end close for the fiscal year ending June 27, 2008, we determined that certain account reconciliation adjustments recorded in the fourth quarter of fiscal 2008, which related primarily to inventory and intercompany accounts receivable accounts, should have been recorded in prior quarters or prior years.  We determined that certain manual controls had not been performed for certain periods, resulting in accounting errors. More specifically, we identified errors in the work in process inventory balances resulting from incorrect account reconciliation processes. To correct this error, we decreased inventory compared to amounts previously recorded by $2.5 million and $1.9 million as of March 28, 2008 and June 29, 2007, respectively, and increased cost of external sales by $0.8 million and $0.6 million and $0.3 million and $0.1 million for the quarter and three quarters ended March 28, 2008 and March 30, 2007, respectively
We also identified errors in accounts receivable balances as a result of control deficiencies surrounding the recording and elimination of intercompany transactions. To correct this error, we decreased accounts receivable by $3.1 million and $2.2 million as of March 28, 2008 and June 29, 2007, respectively, and increased selling and administrative expenses by $0.7 million and $0.9 million for the quarter and three quarters ended March 28, 2008.

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
Deferred Tax Liability
Taking into consideration the restatement adjustments described above, we reassessed our income tax provision in accordance with Statement 109. As a result, we recorded an adjustment to decrease the deferred tax liability balance, by $4.4 million and $2.1 million as of March 28, 2008 and June 29, 2007, respectively, and to decrease the income tax provision by $1.3 million and $2.3 million for the quarter and three quarters ended March 28, 2008, respectively, and to decrease the income tax benefit by $0.9 million and $2.1 million for the quarter and three quarters ended March 30, 2007, respectively.
The following tables present the impact of the restatement adjustments on our previously reported consolidated balance sheets as of March 28, 2008 and June 29, 2007, as well as the impact on our previously reported consolidated statements of operations and cash flows for the quarter and three quarters ended March 28, 2008 and March 30, 2007.
QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the quarter ended March 28, 2008
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$178.2	$—	$178.2

Gross margin	53.0	(2.7)	50.3

Income from operations	9.2	(3.4)	5.8

Net income	7.3	(2.1)	5.2

Basic net income per common share	$0.12	$(0.03)	$0.09

Diluted net income per common share	$0.09	$(0.04)	$0.05

	For the quarter ended March 30, 2007
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$139.0	$—	$139.0

Gross margin	36.0	(2.3)	33.7

Loss from operations	(22.7)	(2.3)	(25.0)

Net loss	(23.2)	(1.4)	(24.6)

Basic and diluted net loss per common share	$(0.58)	$(0.03)	$(0.61)

	For the three quarters ended March 28, 2008
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$531.6	$—	$531.6

Gross margin	151.4	(5.1)	146.3

Income from operations	7.4	(6.0)	1.4

Net income	5.5	(3.7)	1.8

Basic net income per common share	$0.09	$(0.06)	$0.03

Diluted net income (loss) per common share	$0.05	$(0.07)	$(0.02)

	For the three quarters ended March 28, 2008
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
Revenue	$531.6	$—	$531.6

Gross margin	151.4	(5.1)	146.3

Income from operations	7.4	(6.0)	1.4

Net income	5.5	(3.7)	1.8

Basic and diluted net income per common share	$0.09	$(0.06)	$0.03

Diluted net income (loss) per common share	$0.05	$(0.07)	$(0.02)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of March 28, 2008
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$97.0	$—	$97.0
Short-term investments and available for sale securities	3.4	—	3.4
Receivables	199.0	(3.1)	195.9
Unbilled costs	35.7	—	35.7
Inventories	125.3	(16.6)	108.7
Deferred income taxes	6.5	—	6.5
Other current assets	17.5	—	17.5

Total current assets	484.4	(19.7)	464.7
Long-term Assets
Property, plant and equipment	74.4	—	74.4
Goodwill	315.4	1.1	316.5
Identifiable intangible assets	133.2	—	133.2
Other Long-term assets	16.0	—	16.0

Total Long-term assets	539.0	1.1	540.1

Total Assets	$1,023.4	$(18.6)	$1,004.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$—	$—	$—
Current portion of long-term debt	6.0	—	6.0
Accounts payable	81.8	—	81.8
Compensation and benefits	12.5	—	12.5
Other accrued items	44.8	1.1	45.9
Advance payments and unearned income	26.7	—	26.7
Income taxes payable	3.6	—	3.6
Restructuring liabilities	6.7	—	6.7
Current portion of long-term capital lease obligation to Harris Corporation	1.6	—	1.6
Due to Harris Corporation	20.5	—	20.5

Total Current Liabilities	204.2	1.1	205.3
Long-term Liabilities	42.9	(4.4)	38.5

Total Liabilities	247.1	(3.3)	243.8

Total Shareholders’ Equity	776.3	(15.3)	761.0

Total Liabilities and Shareholders’ Equity	$1,023.4	$(18.6)	$1,004.8

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of June 29, 2007
	As Previously
	Reported	Adjustments	As Restated
	(In millions)
ASSETS
Current Assets
Cash and cash equivalents	$69.2	$—	$69.2
Short-term investments and available for sale securities	20.4	—	20.4
Receivables	185.3	(2.2)	183.1
Unbilled costs	36.9	—	36.9
Inventories	135.7	(11.5)	124.2
Deferred income taxes	4.1	—	4.1
Other current assets	21.7	—	21.7

Total current assets	473.3	(13.7)	459.6
Long-term Assets
Property, plant and equipment	80.0	—	80.0
Goodwill	323.6	1.1	324.7
Identifiable intangible assets	144.5	—	144.5
Other Long-term assets	16.7	—	16.7

Total Long-term assets	564.8	1.1	565.9

Total Assets	$1,038.1	$(12.6)	$1,025.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$1.2	$—	$1.2
Current portion of long-term debt	10.7	—	10.7
Accounts payable	84.7	—	84.7
Compensation and benefits	11.5	—	11.5
Other accrued items	44.7	1.1	45.8
Advance payments and unearned income	22.3	—	22.3
Income taxes payable	6.8	—	6.8
Restructuring liabilities	10.8	—	10.8
Current portion of long-term capital lease obligation to Harris Corporation	3.1	—	3.1
Due to Harris Corporation	17.2	—	17.2

Total Current Liabilities	213.0	1.1	214.1
Long-term Liabilities	67.1	(2.1)	65.0

Total Liabilities	280.1	(1.0)	279.1

Total Shareholders’ Equity	758.0	(11.6)	746.4

Total Liabilities and Shareholders’ Equity	$1,038.1	$(12.6)	$1,025.5

\

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Quarters Ended
	March 28, 2008
	As Previously		As
	Reported	Adjustments	Restated
	(In millions)
Net income	$5.5	$(3.7)	$1.8

Net cash provided by operating activities	35.4	—	35.4
Amortization of identifiable intangible assets acquired in the Stratex acquisition	10.9	—	10.9
Other non-cash charges related to the Stratex acquisition	0.0	—	0.0
Depreciation and amortization of property, plant and equipment and capitalized software	15.2	—	15.2
Non-cash stock-based compensation expense	5.3	—	5.3

Non-cash charges for restructuring and inventory write-downs	7.8	—	7.8
Decrease in fair value of warrants	(3.2)	—	(3.2)
Deferred income tax (benefit) expense	(0.2)	(2.3)	(2.5)
Changes in operating assets and liabilities:		—
Receivables	(11.7)	0.8	(10.9)
Unbilled costs and inventories	8.0	5.1	13.1
Accounts payable and accrued expenses	(1.4)	—	(1.4)
Advance payments and unearned income	4.3	0.1	4.4
Due to Harris Corporation	4.6	—	4.6
Decrease in restructuring liabilities and other	(9.7)	—	(9.7)
Net cash provided by investing activities	2.8	—	2.8

Net cash used in financing activities	(11.3)	—	(11.3)

Effect of exchange rate changes on cash and cash equivalents	0.9	—	0.9

Net increase in cash and cash equivalents	27.8	—	27.8
Cash and cash equivalents, beginning of year	$69.2	—	$69.2

Cash and cash equivalents, end of year	$97.0	$—	$97.0

	For the Three Quarters Ended
	March 30, 2007
	As Previously		As
	Reported	Adjustments	Restated
	(In millions)
Net loss	$(12.6)	$(2.0)	$(14.6)

Net cash used in operating activities	(11.5)	—	(11.5)
Amortization of identifiable intangible assets acquired in the Stratex acquisition	19.4	—	19.4
Other non-cash charges related to the Stratex acquisition	5.4	—	5.4
Depreciation and amortization of property, plant and equipment and capitalized software	12.2	—	12.2
Non-cash stock-based compensation expense	1.0	—	1.0

Non-cash charges for restructuring and inventory write-downs	0.0	—	0.0
Decrease in fair value of warrants	0.0	—	0.0
Deferred income tax (benefit) expense	1.0	(0.9)	0.1
Changes in operating assets and liabilities:		—
Receivables	2.7	—	2.7
Unbilled costs and inventories	(32.0)	2.9	(29.1)
Accounts payable and accrued expenses	(0.7)	(1.1)	(1.8)
Advance payments and unearned income	4.8	—	4.8
Due to Harris Corporation	(3.7)	—	(3.7)
Decrease in restructuring liabilities and other	(9.0)	1.1	(7.9)
Net cash used in investing activities	(2.2)	—	(2.2)

Net cash provided by financing activities	57.2	—	57.2

Effect of exchange rate changes on cash and cash equivalents	(2.9)	—	(2.9)

Net increase in cash and cash equivalents	40.6	—	40.6
Cash and cash equivalents, beginning of year	$13.8	—	$13.8

Cash and cash equivalents, end of year	$54.4	$—	$54.4

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
The Stratex acquisition was accounted for as a purchase business combination, with MCD considered the acquirer for accounting purposes. Thus, the historical results discussed herein for periods prior to January 26, 2007 represent the separate financial results of MCD on a carve-out basis. Total consideration paid by us was approximately $493.1 million as summarized in the following table:

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
Quarter Ended March 28, 2008 Compared with Quarter Ended March 30, 2007
Revenue and net income (loss) (Restated)

	Quarter Ended
	March 28,	March 30,	Percentage
	2008	2007	Increase/(Decrease)
	(Restated)	(Restated)
	(In millions, except percentages)
Revenue	$178.2	$139.0	28.2%
Net income (loss)	$5.2	$(24.6)	N/M
% of revenue	2.9%	17.7%

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

Our third quarter fiscal 2008 net income was $5.2 million compared with a net loss of $24.6 million in the third quarter of fiscal 2007. The third quarter fiscal 2008 net income and third quarter fiscal 2007 net loss included the following pre-tax purchase accounting adjustments and other expenses related to the acquisition and integration of Stratex, share-based compensation expense and inventory markdowns:

	Quarter Ended
	March 28,	March 30,
	2008	2007
	(In millions)
Write off of in-process research & development	$—	$15.3
Cost of integration activities undertaken in connection with the merger	0.9	2.2
Amortization of the fair value adjustments related to fixed assets and inventory	0.7	5.9
Amortization of developed technology	1.8	1.2
Amortization of trade names, customer relationships, non-competition agreements and backlog	1.9	3.0
Restructuring charges	—	1.3
Share-based compensation expense	2.0	1.4

Totals	$7.3	$30.3

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
Gross Margin (Restated)

	Quarter Ended
	March 28,	March 30,	Percentage
	2008	2007	Increase/(Decrease)
	(Restated)	(Restated)
	(In millions, except percentages)
Revenue	$178.2	$139.0	28.2%
Cost of product sales and services	$(127.9)	$(105.3)	21.5%
Gross margin	$50.3	$33.7	49.3%
% of revenue	28.2%	24.2%
Our third quarter fiscal 2008 gross margin was $50.3 million, or 28.2% of revenue, compared with $33.7 million, or 24.2% of revenue in the third quarter of fiscal 2007. Our third quarter fiscal 2008 gross margin was reduced by $1.8 million of amortization on developed technology, and $0.2 million of amortization of the fair value of adjustments for fixed assets acquired from Stratex. Our third quarter fiscal 2007 gross margin was reduced by $1.2 million of amortization on developed technology and $5.6 million write-off of a portion of the fair value adjustments related to inventory and fixed assets.
After consideration of the purchase accounting adjustments discussed in the previous paragraph, gross margin percentage for the third quarter of fiscal 2008 was flat when compared with the third quarter of fiscal 2007. Gross margin percentage continued to be adversely affected by increased freight costs in the third quarter of fiscal 2008 and by the product mix in the International Microwave segment. Our total gross margin increased in the third quarter fiscal 2008 compared with the third quarter of fiscal 2007 primarily due to higher revenue.
Research and Development Expenses

	Quarter Ended
	March 28,	March 30,	Percentage
	2008	2007	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$178.2	$139.0	28.2%
Research and development expenses	$11.5	$11.1	3.6%
% of revenue	6.5%	8.0%

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
Selling and Administrative Expenses (Restated)

	Quarter Ended
	March 28,	March 30,
	2008	2007	Percentage
	(Restated)	(Restated)	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$178.2	$139.0	28.2%
Selling and administrative expenses	$31.1	$27.7	12.3%
% of revenue	17.5%	19.9%
Our third quarter fiscal 2008 selling and administrative (“S&A”) expenses increased to $31.1 million from $27.7 million in the third quarter of fiscal 2007. As a percentage of revenue, these expenses decreased from 19.9% of revenue in the third quarter of fiscal 2007 to 17.5% of revenue in the third quarter of fiscal 2008. The decline in percentage of revenue during the third quarter of fiscal 2008 was primarily due to a $2.5 million gain on change in fair value of warrants classified in S&A expenses with none recorded in the third quarter of fiscal 2007 and the increase in revenue. The majority of the increase in spending in the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007 came from S&A expenses associated with the former Stratex business. The remainder of the increase resulted from higher selling expenses associated with the increase in revenue, and increased costs incurred for compliance with Sarbanes-Oxley requirements.
Income Taxes (Restated)

	Quarter Ended
	March 28,	March 30,
	2008	2007	Percentage
	(Restated)	(Restated)	Increase/(Decrease)
	(In millions, except percentages)
Income (loss) before income taxes	$5.4	$(25.2)	N/M
Income tax provision(benefit)	$(0.2)	$0.6	N/M
% of Income (loss) before income taxes	3.7%	2.4%

N/M = Not statistically meaningful
The income tax provision of $0.2 million for the third quarter of fiscal 2008 reflected our pre-tax income based on our estimated annual effective tax rate. The variation between income taxes and income tax expense at the statutory rate of 35% was primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates.
The effective tax rate in the quarter ended March 30, 2007 of 2.4% was impacted by favorable tax adjustments recorded in purchase accounting offset by unfavorable carve-out tax adjustments attributable to MCD. A deferred tax liability in the amount of $16.4 million was recognized in accordance with Statement 109 for the difference between the assigned values for purchase accounting purposes and the tax bases of the assets and liabilities acquired as a result of the Stratex acquisition. The offset was recorded as an increase to goodwill.

Discussion of Business Segments
North America Microwave Segment (Restated)

	Quarter Ended
	March 28,	March 30,
	2008	2007	Percentage
	(Restated)	(Restated)	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$56.9	$48.9	16.4%
Segment operating income(loss)	$1.0	$(0.3)	N/M
% of revenue	1.8%	0.6%

N/M = Not statistically meaningful
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
During the third quarter of fiscal 2008, we also recorded $1.9 million in share-based compensation expense in our North America Microwave segment compared with $1.4 million in the third quarter of fiscal 2007. Excluding the impact of the charges discussed above, the operating margin for our North America Microwave segment improved in the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007 due to the higher revenue, partially offset by comparable levels of expenses.
International Microwave Segment (Restated)

	Quarter Ended
	March 28,	March 30,	Percentage
	2008	2007	Increase/(Decrease)
	(Restated)	(Restated)
	(In millions, except percentages)
Revenue	$117.1	$84.9	37.9%
Segment operating income (loss)	$5.1	$(24.7)	N/M
% of revenue	4.4%	(29.1%)

N/M = Not statistically meaningful
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
International Microwave segment reported an operating income of $5.1 million for the third quarter of fiscal 2008 compared with an operating loss of $24.7 million for the third quarter of fiscal 2007. The operating income for the third quarter of fiscal 2008 reflected the following charges related to the acquisition of Stratex: $0.4 million for amortization of the fair value adjustments for fixed assets,

$3.0 million for amortization of developed technology, tradenames, customer relationships, contract backlog and non-compete agreements, and $0.6 million of integration expenses associated with the merger. The operating loss for this segment for the third quarter of fiscal 2007 of $24.7 million included the following amounts related to the acquisition of Stratex: a $15.3 million write-off of in-process research and development, $5.6 million for amortization of a portion of the fair value adjustments related to inventory and fixed assets, $3.2 million amortization of developed technology, tradenames, customer relationships, contract backlog and non-competition agreements, and $2.2 million of charges related principally to integration activities undertaken in connection with the merger.
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
Network Operations Segment

	Quarter Ended
	March 28,	March 30,	Percentage
	2008	2007	Increase/(Decrease)
	(Restated)	(Restated)
	(In millions, except percentages)
Revenue	$4.2	$5.2	(19.2%)
Segment operating (loss) income	$(0.3)	$0.3	N/M
% of revenue	(7.1)%	5.8%

N/M = Not statistically meaningful
Network Operations segment revenue decreased by 19.2% from the third quarter of fiscal 2007 to the third quarter of fiscal 2008 due to delays in customer orders. Consequently, this segment had an operating loss of $0.3 million in the third quarter of fiscal 2008 compared with operating income of $0.3 million in the third quarter of fiscal 2007.
Three Quarters Ended March 28, 2008 Compared with the Three Quarters Ended March 30, 2007
Revenue and Net Income (Loss) (Restated)

	Three Quarters Ended
	March 28,	March 30,	Percentage
	2008	2007	Increase/(Decrease)
	(Restated)	(Restated)
	(In millions, except percentages)
Revenue	$531.6	$333.8	59.3%
Net income (loss)	$1.8	$(14.6)	N/M
% of revenue	0.3%	4.4%

N/M = Not statistically meaningful
Q3s FY = First three quarters of fiscal year
The results for the first three quarters of fiscal 2008 included the operations acquired in the Stratex acquisition for the entire period while the results for the first three quarters of fiscal 2007 included only the results of MCD prior to the merger. Historically, Stratex derived its revenues primarily from international markets.
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

Our net income for first three quarters fiscal 2008 was $1.8 million compared with a net loss of $14.6 million in the first three quarters of fiscal 2007. The net income in the three quarters ended March 28, 2008 and net loss in the three quarters ended March 30, 2007 included the following purchase accounting adjustments and other expenses related to the acquisition and integration of Stratex, share-based compensation expense and inventory markdowns:

	Three Quarters Ended
	March	March
	28,	30,
	2008	2007
	(In millions)
Write-off of in-process research & development	$—	$15.3
Cost of integration activities undertaken in connection with the merger	6.9	3.9
Amortization of the fair value adjustments related to fixed assets and inventory	2.1	5.9
Amortization of developed technology	5.3	1.2
Amortization of trade names, customer relationships and non-competition agreements and backlog	5.6	3.0
Restructuring charges	8.4	1.3
Lease impairment	0.9	—
Share-based compensation expense	6.3	1.1
Inventory markdowns	3.7	—

Totals	$39.2	$31.7

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
These restructuring charges in the first three quarters of fiscal 2008 were partially offset by $0.3 million for the reduction in severance estimated to be paid in France and a $0.3 million reduction in the amount estimated to close out our restructuring liability in connection with our fiscal year 2006 restructuring plan to transfer our Montreal manufacturing activities to our San Antonio, Texas facility.
Gross Margin (Restated)

	Three Quarters Ended
	March 28,	March 30,
	2008	2007	Percentage
	(Restated)	(Restated)	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$531.6	$333.8	59.3%
Cost of product sales and services	$(385.3)	$(235.1)	63.9%
Gross margin	$146.3	$98.7	48.2%
% of revenue	27.5%	29.6%
Gross margin for the first three quarters of fiscal 2008 was $146.3 million, or 27.5% of revenue, compared with $98.7 million, or 29.6% of revenue in the first three quarters of fiscal 2007. Gross margin for this first three quarters fiscal 2008 was reduced by $3.7 million for inventory markdowns, $5.3 million for amortization on developed technology and $0.6 million for amortization of the fair value of adjustments for fixed assets acquired from Stratex and $1.5 million of merger integration costs. Gross margin for the first three quarters of fiscal 2007 was reduced by the following amounts related to the acquisition of Stratex: a $5.6 million write-off of a portion of the fair value adjustments related to inventory and fixed assets, and $1.2 million for amortization of developed technology.
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

Research and Development Expenses

	Three Quarters Ended
	March 28,	March 30,	Percentage
	2008	2007	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$531.6	$333.8	59.3%
Research and development expenses	$34.8	$26.8	29.9%
% of revenue	6.5%	8.0%
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
Selling and Administrative Expenses (Restated)

	Three Quarters Ended
	March 28,	March 30,	Percentage
	2008	2007	Increase/(Decrease)
	(Restated)	(Restated)
	(In millions, except percentages)
Revenue	$531.6	$333.8	59.3%
Selling and administrative expenses	$96.1	$61.9	55.3%
% of revenue	18.1%	18.5%
Selling and administrative (“S&A”) expenses for the first three fiscal quarters of fiscal 2008 increased to $96.1 million from $61.9 million in the first three quarters of fiscal 2007. As a percentage of revenue, these expenses decreased from 18.5% of revenue in the first three quarters of fiscal 2007 to 18.1% of revenue in the first three quarters of fiscal 2008. This decline resulted primarily from a $3.2 million gain on the change in fair value of warrants classified in S&A expenses with no similar adjustment recorded in the third quarter of fiscal 2007. S&A expenses also increased as a result of the increase in revenue. The majority of the increase in spending in the first three quarters of fiscal 2008 compared with the first three quarters of fiscal 2007 was attributable to the S&A expenses associated with the former Stratex business. The remainder of the increase was due to higher selling expenses associated with the increase in revenue, and increased costs incurred for compliance with Sarbanes-Oxley requirements for review and attestation of internal control over financial reporting.
Income Taxes (Restated)

	Three Quarters Ended
	March 28,	March 30,	Percentage
	2008	2007	Increase/(Decrease)
	(Restated)	(Restated)
	(In millions, except percentages)
Income (loss) before income taxes	$0.6	$(14.5)	N/M
Income tax benefit (provision)	$1.2	$(0.1)	N/M
% of Income (loss) before income taxes	N/M	0.7%

N/M = Not statistically meaningful
The income tax benefit of $1.2 million for the first three quarters of fiscal 2008 reflected our pre-tax income based on our estimated annual effective tax rate. The variation between income taxes and income tax expense at the statutory rate of 35% was primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates.
The income tax provision was $0.1 million for the first three quarters of fiscal 2007. The effective tax rate during the three quarters ended March 30, 2007 of 35% was impacted by favorable tax adjustments recorded in purchase accounting offset by unfavorable carve-out tax adjustments attributable to MCD. A deferred tax liability in the amount of $16.4 million was recognized in accordance with Statement 109 for the difference between the assigned values for purchase accounting purposes and the tax bases of the assets and liabilities acquired as a result of the Stratex acquisition. The offset was recorded as an increase to goodwill.

Discussion of Business Segments
     North America Microwave Segment (Restated)

	Three Quarters Ended
	March 28,	March 30,	Percentage
	2008	2007	Increase/(Decrease)
	(Restated)	(Restated)
	(In millions, except percentages)
Revenue	$177.3	$157.5	12.6%
Segment operating (loss) income	$(0.6)	$8.8	N/M
% of revenue	(0.3%)	5.6%

N/M = Not statistically meaningful
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
Operating loss for the first three quarters of fiscal 2008 was increased by the following amounts related to the acquisition of Stratex: $0.8 million for amortization of the fair value adjustments for fixed assets, $2.0 million for amortization of developed technology, trade names, customer relationships, and non-compete agreements, $8.1 million of restructuring charges, $0.9 million for impairment of a lease agreement and $2.4 million of integration expenses undertaken in connection with the merger including the reduction in force at our Montreal facility. The North America Microwave segment first three quarters fiscal 2008 operating loss was further increased by $1.9 million of inventory markdowns, as discussed above. Operating income for this segment in the first three quarters of fiscal 2007 was reduced by the following amounts related to the acquisition of Stratex: a $0.3 million write-off of a portion of the fair value adjustments for fixed assets, $0.9 million for amortization of developed technology, tradenames, customer relationships and noncompete agreements, and $2.3 million of charges related principally to restructuring and integration activities undertaken in connection with the merger.
The North America Microwave segment operating results also included $6.0 million in share-based compensation expense during the first three quarters of fiscal 2008 compared with $2.1 million in the first three quarters of fiscal 2007.
     International Microwave Segment (Restated)

	Three Quarters Ended
	March 28,	March 30,	Percentage
	2008	2007	Increase/(Decrease)
	(Restated)	(Restated)
	(In millions, except percentages)
Revenue	$337.1	$161.6	N/M
Segment operating income (loss)	$0.9	$(20.0)	N/M
% of revenue	0.3%	(12.4%)

N/M = Not statistically meaningful
The International Microwave segment revenue increased by $175.5 million or 108.6% in the first three quarters of fiscal 2008 compared with the first three quarters of fiscal 2007. Revenue in the first three quarters of fiscal 2008 and fiscal 2007 included $233.4 million and $47.4 million from sales of former Stratex products and services. Excluding the impact of the revenue from Stratex products and services, our International Microwave segment revenue decreased by $10.5 million because of our transition to selling the former Stratex products.
International Microwave segment had operating income of $0.9 million for the first three quarters of fiscal 2008 compared with operating loss of $20.0 million for the first three quarters of fiscal 2007. The operating income for the first three quarters of fiscal 2008 reflected the following charges related to the acquisition of Stratex: $1.3 million for amortization of the fair value adjustments for fixed assets, $8.9 million for amortization of developed technology, tradenames, customer relationships, contract backlog and non-compete agreements, $0.3 million of restructuring charges and $4.5 million of integration expenses associated with the merger. Our first three quarters fiscal 2008 operating income was further reduced by $1.8 million of inventory markdowns. Finally, we absorbed a significant increase in freight and service costs during the first three quarters of fiscal 2008. Operating loss for the first three quarters of fiscal 2007 was increased by the following amounts related to the acquisition of Stratex: a $15.3 million write-off of in-process research and development, $5.6 million for amortization of the fair value adjustments for inventory and fixed assets, $3.2 million for amortization of developed technology, tradenames, customer relationships, contract backlog and noncompete agreements, and $2.2 million of charges related principally to restructuring and integration activities undertaken in connection with the merger.
We also recorded $0.3 million in share-based compensation expense during the first three quarters of fiscal 2008 in our International Microwave segment compared with none in the first three quarters of fiscal 2007.
Network Operations Segment

	Three Quarters Ended
	March 28,	March 30,	Percentage
	2008	2007	Increase/(Decrease)
	(Restated)	(Restated)
	(In millions, except percentages)
Revenue	$17.2	$14.7	17.0%
Segment operating income	$1.1	$0.7	57.1%
% of revenue	6.4%	4.8%
Network Operations segment revenue increased by 17.0% from the first three quarters of fiscal 2007 to the first three quarters of fiscal 2008. This segment had operating income of $1.1 million in the first three quarters of fiscal 2008 compared with operating income of $0.7 million in the first three quarters of fiscal 2007. Additionally, operating income as a percentage of sales increased to 6.4% in the first three quarters of fiscal 2008 compared with 4.8% in the first three quarters of fiscal 2007. The increase in revenue resulted primarily from an increase in software and license revenue in the first three quarters of fiscal 2008 because of increased demand for our service assurance solution with next generation network customers as a result of new features and functionality in our product offerings. The increased operating income the first three quarters fiscal 2008 was driven by product mix including an increase in higher margin software and license revenue and a decrease in S&A expenses as a percentage of revenue.
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
Liquidity and Capital Resources (Restated)
     Cash Flows

	Three Quarters Ended
	March 28,	March 30,
	2008	2007
	(Restated)	(Restated)
	(In millions)
Net cash provided by (used in) operating activities	$35.4	$(11.5)
Net cash provided by (used in) investing activities	2.8	(2.2)
Net cash (used in) provided by financing activities	(11.3)	57.2
Effect of foreign exchange rate changes on cash	0.9	(2.9)

Net increase in cash and cash equivalents	$27.8	$40.6

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

Net Cash Provided by (Used in) Operating Activities (Restated)
Our net cash and cash equivalents provided by operating activities was $35.4 million in the first three quarters of fiscal 2008 compared with $11.5 million used in operating activities in the first three quarters of fiscal 2007. Operating cash flow in the first three quarters of fiscal 2008 was affected by $1.8 million net loss, a decrease in unbilled costs and inventories and increases in accounts payable and accrued expenses ($1.4 million), an increase in advance payments and unearned income ($4.3 million) and other cash flow from operations. These increases to operating cash flow were partially offset by an increase of $10.9 million in receivables and a $9.7 million decrease to restructuring liabilities and other during the first three quarters of fiscal 2008.
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

     Sources of Liquidityy
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
At March 28, 2008, we were currently negotiating a new credit facility to replace the current facility. Commitments were received from two commercial banks for a $120 million revolving credit facility with an initial committed amount of $70 million. The existing lender provided one of the commitment letters. We negotiated the general terms and conditions of the new credit facility with the banks and were finalizing the loan agreement. To allow sufficient time for finalization of the loan documentation for the new facility, the expiration date of the current facility was extended to July 29, 2008 by an amendment dated April 30, 2008. As a condition of the new facility, the remaining term debt balance was repaid. However, all standby letters of credit issued by the current lender remained outstanding.
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
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Subsequent to the end of this period, the Company identified certain accounting errors that resulted in a restatement to the Company’s interim consolidated financial statements for the first three quarters of fiscal 2008 (the quarters ended March 28, 2008, December 28, 2007 and September 28, 2007) and the fiscal years ended June 29, 2007, June 30, 2006, and July 1, 2005. During management’s evaluation of effectiveness of the Company’s internal control over financial reporting as of June 27, 2008, two material weaknesses, relating to the accounting for certain project cost variances and reconciliation of certain balance sheet accounts, were identified as described in our amended fiscal 2007 Form 10-K/A. The Chief Executive Officer and Chief Financial Officer have concluded that these material weaknesses existed as of the end of the period covered by this Quarterly Report on Form 10-Q/A, and as such, our disclosure controls and procedures were not effective.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements — “Note R.”
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
Item 6. Exhibits.
The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number	Description

(10.1)	Amendment No. 6 to Amended and Restated Loan and Security Agreement (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 28, 2008 File No. 001-33278).

(10.15.1)	Employment Agreement with Harald J. Braun (incorporated by reference to Exhibit 10.15.1 to Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 28, 2008 File No. 001-33278).

(10.15.2)	Separation Agreement and Release of All Claims with Guy M. Campbell. (incorporated by reference to Exhibit 10.15.1 to Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 28, 2008 File No. 001-33278).

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS STRATEX NETWORKS, INC. (Registrant)
Dated: September 25, 2008	By:	/s/ Sarah A. Dudash
Sarah A. Dudash
Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit
Number	Description

(10.1)	Amendment No. 6 to Amended and Restated Loan and Security Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 28, 2008, File No. 001-33278).

(10.15.1)	Employment Agreement with Harald J. Braun (incorporated by reference to Exhibit 10.15.1 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 28, 2008, File No. 001-33278).

(10.15.2)	Separation Agreement and Release of All Claims with Guy M. Campbell (incorporated by reference to Exhibit 10.15.2 to the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 28, 2008, File No. 001-33278).

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.