Form 10-K
period 2008-06-27
Harris Stratex Networks, Inc.
filed 2008-09-25
CIK 1377789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33278

HARRIS STRATEX NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5961564 (I.R.S. Employer Identification No.)

637 Davis Drive Morrisville, North Carolina (Address of principal executive offices)	27560 (Zip Code)

Registrant’s telephone number, including area code: (919) 767-3230

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Class B Common Stock, par value $0.01 per share	None
Warrants	None

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of December 28, 2007, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock and Class B Common Stock held by non-affiliates was approximately $423,866,000 (based upon the quoted closing sale price per share on the NASDAQ Global Market system). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of December 28, 2007 are affiliates.

Shares Outstanding as of
Class of Stock	September 15, 2008

Class A Common Stock, par value $0.01 per share	25,556,822
Class B Common Stock, par value $0.01 per share	32,913,377

Total shares of common stock outstanding	58,470,199

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held November 20, 2008, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended June 27, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

EXPLANATORY NOTE

The filing of this Form 10-K for the fiscal year ended June 27, 2008 was delayed because, as previously announced on July 30, 2008, Harris Stratex Networks, Inc. and its Audit Committee concluded that our previously filed interim condensed consolidated financial statements for the quarters ended March 28, 2008, December 28, 2007 and September 28, 2007, respectively, and our previously filed consolidated financial statements for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 would be restated for the correction of errors contained in those consolidated financial statements.

Previously filed (i) annual consolidated financial statements for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended June 29, 2007, (ii) interim condensed consolidated financial statements for the quarters ended March 28, 2008, December 28, 2007 and September 28, 2007 and (iii) related reports of its independent registered public accountants have been replaced by the fiscal 2007 Form 10-K/A and the Forms 10-Q/A for the quarters ended March 28, 2008, December 28, 2007 and September 28, 2007 filed by the Company on September 25, 2008.

Specifically, we have restated our consolidated financial statements for the periods listed above related to the following items:

•	Errors in project work in process inventory accounts within a cost accounting system at one location that resulted in project cost variances not being recorded to cost of sales in a timely manner.

•	Errors in the reconciliation of inventory and intercompany accounts receivable accounts which resulted in an overstatement of inventory and accounts receivable in prior years.

•	Errors in prior years’ product warranty liability accruals which resulted in the improper exclusion of costs associated with technical assistance service provided by the Company under its standard warranty policy.

The effect of these restatement items decreased shareholders’ equity cumulatively by $15.3 million as of March 28, 2008, $11.6 million as of June 29, 2007, $7.7 million as of June 30, 2006 and $4.9 million as of July 1, 2005. Division equity, which as reclassified to additional paid-in capital at the merger date of January 26, 2007, decreased from the amount previously reported by $8.3 million. Previously reported net income was decreased by $3.7 million for the three quarters ended March 28, 2008 and net loss was increased by $3.9 million and $2.8 million for the fiscal years ended June 29, 2007 and June 30, 2006, respectively. The restatement had no impact on our net cash flows from operations, financing activities or investing activities.

This restatement is more fully described in Part I herein under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)” and in Item 15 “Exhibits and Financial Statement Schedules” of Part IV of our consolidated financial statements and related notes, including, without limitation, in Note D “Restatement to Previously Issued Financial Statements” to such consolidated financial statements. The restatement also affects, and is reflected in, other items in this Form 10-K.

HARRIS STRATEX NETWORKS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 27, 2008

This Annual Report on Form 10-K contains trademarks of Harris Stratex Networks, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated),” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements of, about, concerning or regarding: our plans, strategies and objectives for future operations; our research and development efforts and new product releases and services; trends in revenue; drivers of our business and the markets in which we operate; future economic conditions, performance or outlook and changes in our industry and the markets we serve; the outcome of contingencies; the value of our contract awards; beliefs or expectations; the sufficiency of our cash and our capital needs and expenditures; our intellectual property protection; our compliance with regulatory requirements and the associated expenses; expectations regarding litigation; our intention not to pay cash dividends; seasonality of our business; the impact of foreign exchange and inflation; taxes; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects,” “targets,” “goals,” “seeing,” “delivering,” “continues,” “forecasts,” “future,” “predict,” “might,” “could,” “potential,” or the negative of these terms, and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Annual Report on Form 10-K. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we undertake no obligation, other than as imposed by law, to update forward-looking statements to reflect further developments or information obtained after the date of filing of this Annual Report on Form 10-K or, in the case of any document incorporated by reference, the date of that document, and disclaim any obligation to do so.

PART I

Item 1.	Business.

Harris Stratex Networks, Inc., together with its subsidiaries, is a leading global supplier of turnkey wireless network solutions and comprehensive network management software, backed by an extensive suite of professional services and support. We offer a broad portfolio of reliable, flexible, scalable and cost-efficient wireless network solutions, based on our innovative microwave radio systems and network management software. We serve market segments including mobile network operators, public safety agencies, private network operators, utility and transportation companies, government agencies and broadcasters. Customers in more than 135 countries depend on us to build, expand and upgrade their voice, data and video solutions and we are recognized around the world for innovative, best-in-class solutions and services.

Harris Stratex Networks, Inc. was incorporated in Delaware in 2006 to combine the businesses of Harris Corporation’s Microwave Communications Division (“MCD”) and Stratex Networks, Inc. (“Stratex”). Our principal executive offices are located at 637 Davis Drive, Morrisville, North Carolina 27560. Our telephone number is (919) 767-3230. Our common stock is listed on the NASDAQ Global Market under the symbol HSTX. As of June 27, 2008, we employed approximately 1,410 people. Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company,” “HSTX” and “Harris Stratex” as used in this Annual Report on Form 10-K refer to Harris Stratex Networks, Inc. and its subsidiaries.

First Full Year of Operation as Harris Stratex Networks, Inc.

January 26, 2007 saw the completion of the merger (the “Stratex acquisition”) with Stratex Networks, Inc. (“Stratex”) pursuant to a Formation, Contribution and Merger Agreement among Harris Corporation, Stratex, and Stratex Merger Corp., as amended and restated on December 18, 2006 and amended by letter agreement on January 26, 2007. Thus, fiscal 2008 was the first full year of operation as Harris Stratex Networks, Inc.

Harris Stratex Networks, Inc. Overview and Description of Business by Segment for Fiscal 2008

We design, manufacture and sell a range of wireless networking products, solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe. Products include point-to-point digital microwave radio systems for mobile system access, backhaul, trunking and license-exempt applications, supporting new network deployments, network expansion, and capacity upgrades. We offer a broad range of products and services, delivering them through three reportable business segments: North America Microwave, International Microwave and Network Operations. Network Operations serves all markets worldwide. Revenue and other financial information regarding our business segments are set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated).”

North America Microwave

The North America Microwave segment delivers microwave radio products and services to major national carriers and other cellular network operators, public safety and other government agencies, systems integrators, transportation and utility companies, and other private network operators within North America. A large part of our North American business is with the cellular backhaul and public safety segments.

Our North America segment revenue is approximately 32% of our total revenue for fiscal 2008. We generally sell products and services directly to our customers. We use distributors to sell some products and services.

International Microwave

The International Microwave segment delivers microwave radio products and services to regional and national carriers and other cellular network operators, public safety agencies, government and defense agencies, and other private network operators in every region outside of North America. Our wireless systems deliver regional and country-wide backbone in developing nations, where microwave radio installations provide 21st-century communications rapidly and economically. Rural communities, areas with rugged terrain and regions with extreme temperatures benefit from the ability to build an advanced, affordable communications infrastructure despite these challenges. A significant part of our international business is in supplying wireless segments in small-pocket, remote, rural and metropolitan areas. High-capacity backhaul is one of the fastest growing wireless market segments and is a major opportunity for us. We see the increase in subscriber density and the forecasted growth and introduction of new bandwidth-hungry 3G services as major drivers for growth is this market.

Our International Microwave segment represented approximately 64% of our revenue for fiscal 2008. We generally sell products and services directly to our customers. We use agents and distributors to sell some products and services in international markets.

Network Operations

The Network Operations segment offers a wide range of software-based network management solutions for network operators worldwide, from element management to turnkey, end-to-end network management and service assurance solutions for virtually any type of communications or information network, including broadband, wireline, wireless and converged networks. The NetBoss product line develops, designs, produces, sells and services network management systems for these applications. ProVision® provides element management for Eclipse and TRuepoint solutions.

Our Network Operations segment represented approximately 4% of our revenue for fiscal 2008. We generally sell products and services directly to our customers. We use agents, resellers and distributors to sell some products and services in international markets.

Industry Background

Wireless transmission networks are constructed using microwave radios and other equipment to interconnect cell sites, switching systems, wireline transmission systems and other fixed access facilities. Wireless networks range in size from a single transmission link connecting two buildings to complex networks comprising of thousands of wireless links. The architecture of a network is influenced by several factors, including the available radio frequency spectrum, coordination of frequencies with existing infrastructure, application requirements, environmental factors and local geography.

There has been an increase in capital spending in the wireless telecommunications industry in recent years. The demand for high-speed wireless transmission products has been growing at a higher rate than the wireless industry as a whole. We believe that this growth is directly related to a growing global subscriber base for mobile wireless communications services, increased demand for fixed wireless transmission solutions and demand for new services delivered from next-generation networks capable of delivering broadband services. Major driving factors for such growth include the following:

•	Increase in global wireless subscribers and minutes of use. The number of global wireless subscribers and minutes of use per subscriber are expected to continue to increase. The primary drivers include increased subscription, increased voice minutes of use per subscriber and the growing use by subscribers of data applications. Third-generation, or “3G,” data applications have been introduced in developed countries and this has fueled an increase in minutes of data use. We believe that growth as a result of new data services will continue for the next several years.

•	Increased establishment of mobile and fixed wireless telecommunications infrastructures in developing countries. In parts of the world, telecommunications services are inadequate or unreliable because of the lack of existing infrastructure. To service providers in developing countries seeking to increase the availability and quality of telecommunications and Internet access services, wireless solutions are an attractive alternative to the construction or leasing of wireline networks, given their relatively low cost and ease of deployment. As a result, there has been an increased establishment of mobile and fixed wireless telecommunications infrastructures in developing countries. Emerging telecommunications markets in

Africa, Asia, the Middle East, Latin America and Eastern Europe are characterized by a need to build out basic telecommunications systems.

•	Technological advances, particularly in the wireless telecommunications market. The demand for cellular telephone and other wireless services and devices continues to increase due to technological advances. New mobile services based on third-generation wireless technologies also are creating additional demand and growth in mobile networks and their associated infrastructure. The demand for fixed broadband access networks also has increased due to data transmission requirements resulting from Internet access demand. Similar to cellular telephone networks, wireless broadband access is typically less expensive to install and can be installed more rapidly than a wireline or fiber alternative. New and emerging wireless broadband services based on technologies such as WiMAX are expected to expand over the next several years.

•	Global deregulation of telecommunications market and allocation of radio frequencies for broadband wireless access. Regulatory authorities in different jurisdictions allocate different portions of the radio frequency spectrum for various telecommunications services. Many countries have privatized the state-owned telecommunications monopoly and opened their markets to competitive network service providers. Often these providers choose a wireless transmission service, which causes an increase in the demand for transmission solutions. Such global deregulation of the telecommunications market and the related allocation of radio frequencies for broadband wireless access transmission have led to increased competition to supply wireless-based transmission systems.

Other Trends and Developments

Other global trends and developments in the microwave communications markets include:

•	Continuing fixed-line to mobile-line substitution;

•	Private networks and public telecommunications operators building high-reliability, high-bandwidth networks that are more secure and better protected against natural and man-made disasters;

•	Increase in global wireless subscribers; and

•	Re-allocation or public auction of frequency spectrum towards commercial applications in wireless broadband and mobility.

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

Strategy

Our objective is to enhance our position as a leading provider of innovative, high-value wireless transmission solutions for the worldwide mobile, network interconnection and broadband access markets. To achieve this objective, our strategy is to:

•	Continue to serve our existing customer base. As a combined company, we have sold more than 750,000 microwave radios in over 135 countries. Today, our international sales are significantly greater than our North American sales, with the international segment growing at a faster rate. We intend to leverage our customer base, our longstanding presence in many countries, our distribution channels, our comprehensive product line and our turnkey solution capability to continue to sell existing and new products and services to current customers.

•	Continue to grow our North America business. The North American market has been a traditional stronghold for MCD, and Harris Stratex continues to be a clear leader in the U.S. wireless transmission market. We plan to continue our growth and leadership with innovative solutions for mobile network backhaul, public safety, government, utilities, transportation and other market segments.

•	Continue to grow our international business. We believe we are well-positioned to take advantage of worldwide market opportunities for wireless infrastructure to significantly grow our international business. We have a strong presence in Africa, as well as Europe, the Middle East and Russia (“EMER”) and a growing presence in the Asia-Pacific region and Latin America. We plan to pursue opportunities in high-growth markets in all of these regions, leveraging our innovative products, full turnkey solution capability and professional services. Our new international headquarters in the Republic of Singapore (“Singapore”) is now in operation as a base for our international business and a sales and service hub for the Asia-Pacific region, reflecting and supporting our growing focus on international markets.

•	Continue to introduce innovative products that meet the needs of our customers. We have a long history of introducing innovative products into the telecommunications industry. Our products offer high-value solutions to virtually every type of service provider or network operator.

•	Expand existing markets and explore new market opportunities. We intend to expand our presence in the mobile wireless market by exploiting market opportunities created by the growing number of global wireless subscribers, increasing global minutes of use, the continuing emergence of new services and the commitment of developing nations around the world to expand national infrastructure to all population areas via cost-efficient, rapidly installed microwave radio networks. We also intend to expand our market share in the emerging data business. In particular, carrier-grade Ethernet market opportunities are starting to emerge and our products are ideally suited to meet those needs.

•	Offer complete turnkey solutions. We plan to continue leveraging more than eight decades of experience in the combined companies to offer industry-leading professional services, from network planning to site builds, system deployment and network monitoring.

•	Deliver superior customer service. We intend to keep improving our industry-leading customer service organization to maximize our customers’ satisfaction with our solutions and loyalty to us as a solution provider.

Solutions

Our solutions are designed to meet the various regional, operational and licensing needs of our wireless transmission customers. We provide turnkey microwave systems and service capabilities, offering complete network, systems and civil engineering support and services — a key competitive differentiator for Harris Stratex in the microwave radio industry. Our solutions offer the following benefits:

•	Broad product and solution portfolio. We offer a comprehensive line of wireless transmission solutions, consisting of various combinations of microwave digital radios, integrated ancillary equipment from Harris Stratex or other manufacturers, network management systems and professional services. These solutions address a wide range of transmission frequencies, ranging from 4 to 38 GHz, and a wide range of transmission capacities, ranging from 2 megabits per second to 2.5 gigabits per second. Major product families include Eclipse, TRuepoint, Constellation, NetBoss and ProVision.

•	Low total cost of ownership. Microwave radio-based solutions offer a relatively low total cost of ownership, based on the combined costs of initial acquisition, installation and ongoing operation and maintenance. Multiple factors work to reduce cost of ownership. Our latest generation systems reduce rack space and spare parts requirements and simplify installation, operation, upgrade and maintenance procedures and associated costs.

•	Future-proof network. Our solutions are designed to future-proof the network operator’s investment, via software-configurable capacity upgrades and plug-in modules that provide an easy migration path to emerging technologies, such as Carrier Ethernet and Internet Protocol (“IP”)-based networking.

•	Flexible, easily configurable products. We intend to continue using flexible architectures with a high level of software configurable features. This design approach produces high-performance products with the maximum reuse of components and at the same time allows for a manufacturing strategy with a high degree of flexibility, improved cost and reduced time to market. The software features of our products give our customers a greater degree of flexibility in installing, operating and maintaining their networks.

•	Comprehensive network management. We offer a range of flexible network management solutions, from element management to enterprise-wide network management and service assurance — all optimized to work with Harris Stratex’s wireless transmission systems. NetBoss is also offered as a stand-alone solution for a wide range of communications and information networking environments in virtually any industry.

•	Complete professional services. In addition to our product offerings, we provide expert network planning and design, site surveys and builds, systems integration, installation, maintenance, network monitoring, training, customer service and many other professional services. Our services cover the entire evaluation, purchase, deployment and operational cycle and enable us to be one of the few complete turnkey solution providers in the industry.

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

Our principal product families of licensed point-to-point microwave radios include Eclipse, a platform for nodal wireless transmission systems, and TRuepoint, a platform for high-performance point-to-point wireless communications. Constellation and MegaStar continue to be significant product families used for high-capacity trunking applications both in U.S. and international markets.

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

With frequency coverage from 5 to 38 GHz, low-to-high capacity operation and traditional TDM and Ethernet transmission capabilities, Eclipse is designed to support a wide range of long and short haul applications. Using Ethernet plug-in cards, it supports carrier-grade Ethernet certified by the Metro Ethernet Forum. Eclipse is software-configurable, enabling easy capacity upgrades, and gives users the ability to plan and deploy networks and adapt to changing conditions at minimum cost and disruption. It requires fewer parts and spares and less rack space than previous-generation product platforms.

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

License-Exempt Point-to-Point Microwave Radios

Harris Stratex offers license-exempt wireless interconnection for wireless access, cellular backhaul, Internet service, local and wide area networking and emergency response communications systems. These solutions enable network operators to deploy wireless transmission systems rapidly, reliably and cost-efficiently, while avoiding costly, time-consuming frequency coordination and licensing.

Network Management

Our major network management product families include NetBoss and ProVision. These product families offer a broad set of choices for all levels of network management, from enterprise-wide management and service assurance to element management.

NetBoss

NetBoss is a family of network management and service assurance solutions for managing multi-vendor, multi-technology communications networks. It offers high performance, availability, scalability and flexibility, and is designed to manage complex and demanding networks, including networks built on advanced next-generation technologies.

NetBoss supports wireless and wireline networks of many types, offering fault management, performance management, service activation and assurance, billing mediation and OSS integration. As a modular, off-the-shelf product, it enables customers to implement management systems immediately or gradually, as their needs dictate. NetBoss XE offers advanced element management. NetBoss products are optimized to work seamlessly with Harris Stratex digital microwave radios, such as the TRuepoint family, but also can be customized to manage products based on any network or computing technology.

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

Sales, Marketing and Service

We believe that a direct and continuing relationship with service providers is a competitive advantage in attracting new customers and satisfying existing ones. As a result, we offer our products and services through our own direct sales, service and support organization, which allows us to closely monitor the needs of our customers. We have offices in Canada and the United States in North America; Mexico and Argentina in Central and South America; Croatia, France, Germany, Poland, Portugal and the United Kingdom in Europe; Kenya, Nigeria, Ivory Coast and South Africa in Africa; the United Arab Emirates in the Middle East; and Bangladesh, China, India, Indonesia, Malaysia, New Zealand, the Philippines, Singapore and Thailand in the Asia-Pacific region. Our local offices provide us with a better understanding of our customers’ needs and enable us to respond to local issues and unique local requirements.

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

Our sales personnel are highly trained to provide customers with assistance in selecting and configuring a digital microwave transmission system suitable for a customer’s particular needs. We have repair and service centers in India, New Zealand, the Philippines, the United Kingdom and the United States. Our international headquarters in Singapore provides sales and customer support for the Asia-Pacific region from this facility. We have customer service and support personnel who provide customers with training, installation, technical support, maintenance and other services on systems under contract. We install and maintain customer equipment directly in some cases and contract with third-party service providers in other cases, depending on the equipment being installed and customer requirements. We generally offer a conditional warranty for all customers on all of our products.

Manufacturing

Our overall manufacturing approach has involved a combination of in-house and outsourced processes. In general, printed circuit assemblies, mechanical housings, and packaged modules are manufactured by strategically selected contract manufacturing partners, with periodic business reviews of material levels and obsolescence. Product assembly, product test, complete system integration and system test may either be performed within our own facilities or at partner locations.

In accordance with our global logistics requirements and customer geographic distribution we are engaged with contract manufacturing partners in Asia, Europe and the United States. All manufacturing operations have been certified to International Standards Organization (“ISO”) 9001, a recognized international quality standard. We have also been certified to the TL 9000 standard, a telecommunication industry-specific quality system standard.

Backlog

Our backlog by business segment is as follows:

	August 22, 2008	August 20, 2007
	(In millions)

North America Microwave	$101.1	$96.1
International Microwave	250.9	111.0
Network Operations	11.9	11.3

	$363.9	$218.4

Substantially this entire backlog is expected to be filled during fiscal 2009, but we can give no assurance of such fulfillment. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix and the possibility of changes in delivery schedules and additions or cancellations of orders.

Customers

Principal customers for our products and services include domestic and international wireless/mobile service providers, original equipment manufacturers, as well as private network users such as public safety agencies, government institutions, and utility, pipeline, railroad and other industrial enterprises that operate wireless networks. During fiscal 2008, we had one customer in Africa (Mobile Telephone Networks or MTN) that accounted for 13% of our total revenue. As of June 27, 2008, MTN accounted for approximately 13% of our accounts receivable. In fiscal 2007, no customers accounted for more than 10% of our total revenue. During fiscal 2006, a customer in Nigeria accounted for 15% of our total revenue. Although we have a large customer base, during any given quarter, a small number of customers may account for a significant portion of our revenue. In certain circumstances, we sell our products to service providers through OEMs, which provide the service providers with access to financing and in some instances, protection from fluctuations in international currency exchange rates.

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

Non-U.S. Business

Our revenue in fiscal 2008 from products exported from the U.S. or manufactured abroad was $526.1 million (73% of our revenue), compared with $339.2 million (67% of our revenue) in fiscal 2007 and $196.8 million (55% of our revenue) in fiscal 2006. These sales include both direct exports from the U.S. and sales from international subsidiaries. Most of these sales are derived from our International Microwave segment. The functional currency of our subsidiaries located in the United Kingdom, Singapore, Mexico and New Zealand is the U.S. dollar so the effect of foreign currency changes have not had a significant effect on our revenue. Direct export sales, as well as sales from international subsidiaries, are primarily denominated in U.S. dollars. Exports from the U.S., principally to Africa, Canada, Europe, Asia and South and Central America, totaled $116.5 million (22% of our non-U.S. revenue) in fiscal 2008, $214.3 million (63% of our non-U.S. revenue) in fiscal 2007 and $85.1 million (43% of our non-U.S. revenue) in fiscal 2006. Operations conducted in local international currencies represented 22% of our revenue in fiscal 2008, 19% of our revenue in fiscal 2007 and 20% of our revenue in fiscal 2006. Non-U.S. operations represented 58% of our long-lived assets as of June 27, 2008 and 61% of long-lived assets as of June 29, 2007.

Non-U.S. marketing activities are conducted through subsidiaries operating in Europe, Central and South America, Africa and Asia. We also have established marketing organizations and several regional sales offices in these same geographic areas.

We use indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment, both domestically and internationally. These independent representatives may buy for resale or, in some cases, solicit orders from commercial or governmental customers for direct sales by us. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be above or below our list prices. These independent representatives generally receive a discount from our list prices and may mark up those prices in setting the final sales prices paid by the customer. During fiscal 2008, revenue from indirect sales channels represented 4% of our total revenue and 6% of our non-U.S. revenue, compared to revenue from indirect sales channels in fiscal 2007 representing 11% of our total revenue and 16% of our non-U.S. revenue and 5% of our total revenue and 6% of our non-U.S. revenue in fiscal 2006.

Fiscal 2008 and 2007 revenue came from customers in a large number of international countries. During fiscal 2008, no single country accounted for 5% or more of our total revenue except for Nigeria with 19%. During fiscal 2007, no single country accounted for 5% or more of our total revenue except for Nigeria with 11% and Canada with

8% compared with Nigeria with 23% and Canada with 8% in fiscal 2006. Most of our exports are paid for by letters of credit, with the balance carried on an open account. Advance payments, progress payments or other similar payments received prior to, or upon shipment often cover most of the related costs incurred. In addition, significant international government contracts generally require us to provide performance guarantees. In order to stay competitive in international markets, we also enter into recourse and vendor financing to facilitate sales to certain customers.

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

Our principal existing and potential competitors include established companies such as Alcatel-Lucent, Eltek ASA, Ericsson, NEC and Nokia Siemens Networks, as well as a number of other smaller public and private companies such as Ceragon and Huawei Technologies in selected markets. Several of our competitors are original equipment manufacturers or systems integrators through which we sometimes distribute and sell products and services to end users.

Research, Development and Engineering

We believe that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements is essential to our success. Accordingly, we allocate, and intend to continue to allocate, a significant portion of our resources to research and development efforts.

Our research, development and engineering expenditures totaled approximately $46.1 million, or 6.4% of revenue, in fiscal 2008, $39.4 million, or 7.8% of revenue in fiscal 2007, and $28.8 million, or 8.1% of revenue in fiscal 2006.

Research, development and engineering are primarily directed to the development of new products and to building technological capability. We are, and historically have been, an industry innovator. Consistent with our history and strategy of introducing innovative products, we intend to continue to focus significant resources on product development in an effort to maintain our competitiveness and support our entry into new markets. We maintain new product development programs that could result in new products and expansion of the Eclipse, TRuepoint and NetBoss product lines.

We maintain an engineering and new product development department, with scientific assistance provided by advanced-technology departments. As of June 27, 2008, we employed a total of 227 people in our research and development organizations in Morrisville, North Carolina; San Jose, California; Wellington, New Zealand; Melbourne, Florida; and Singapore.

Patents and Other Intellectual Property

We consider our patents and other intellectual property rights, in the aggregate, to constitute an important asset. We own a portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property. We also license intellectual property to and from third parties. As of June 27, 2008, we held 92 U.S. patents and 68 international patents and had 39 U.S. patent applications pending and 90 international patent applications pending. We do not consider our business to be materially dependent upon any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. From time to time, we may engage in litigation to enforce our patents and other intellectual property or defend against claims of alleged infringement. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. Numerous trademarks used on or in connection with our products are also considered to be valuable assets.

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

Employees

As of June 27, 2008, we employed approximately 1,410 people, compared with approximately 1,440 people at the end of fiscal 2007. Approximately 840 of our employees are located in the U.S. We also utilized approximately 160 independent contractors as of the end of July 2008. None of our employees in the U.S. is represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our relations with our employees are good.

Website Access to Harris Stratex Reports; Available Information

General.  We maintain an Internet Web site at http://www.harrisstratex.com. Our annual reports on Form 10-K, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our Web site as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Our website and the information posted thereon are not incorporated into this Annual Report on Form 10-K or any current or other periodic report that we file or furnish to the SEC.

We will also provide the reports in electronic or paper form, free of charge upon request. Our Web site and the information posted thereon are not incorporated into this Annual Report on Form 10-K or any other report that we file with or furnish to the SEC. All reports we file with or furnish to the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room, 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Item 1A.	Risk Factors.

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

We may not be profitable.

As measured under U.S. generally accepted accounting principles (“U.S. GAAP”), we have incurred a net loss in each of the last five fiscal years. In fiscal 2008, we incurred a net loss of $11.9 million and in fiscal 2007, we incurred a net loss of $21.8 million. We can give no assurance that we will be consistently profitable, if at all.

We may experience impairment charges for our intangible assets or goodwill.

As of June 27, 2008, the net carrying value of our intangible assets and goodwill totaled approximately $130.1 million and $284.2 million, respectively. Our intangible assets are subject to impairment testing in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets and our goodwill is subject to an impairment test in accordance with Statement No. 142, Goodwill and Other Intangible Assets. We review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant negative industry or economic trends, including a lack of recovery in the market price of our common stock or the fair value of our debt, disruptions to our business, unexpected significant changes or planned changes in the use of the intangible assets, and mergers and acquisitions could result in the need to reassess the fair value of our assets and liabilities which could lead to an impairment charge for any of our intangible assets or goodwill. An impairment charge related to our intangible assets or goodwill could have a significant effect on our financial position and results of operations in the periods recognized.

We will face strong competition for maintaining and improving our position in the market, which could adversely affect our revenue growth and operating results.

The wireless interconnection and access business is a specialized segment of the wireless telecommunications industry and is extremely competitive. We expect competition in this segment to increase. Some of our competitors have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical and personnel resources than we have. In addition, some of our competitors have greater name recognition, broader product lines, a larger installed base of products and longer-standing customer relationships. Our competitors include established companies, such as Alcatel-Lucent, Eltek ASA, Ericsson, NEC and Nokia Siemens Networks, as well as a number of smaller public companies and private companies such as Ceragon and Huawei Technologies in selected markets. Some of our competitors are original equipment manufacturers or systems integrators through whom we market and sell our products, which means our business success may depend on these competitors to some extent. One or more of our largest customers could internally develop the capability to manufacture products similar to those manufactured or outsourced by us and, as a result, the demand for our products and services may decrease.

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

Part of our inventory may be written off, which would increase our cost of revenues. In addition, we may be exposed to inventory-related losses on inventories purchased by our contract manufacturers.

In fiscal 2006, we wrote off excess inventory resulting from our decision to terminate a legacy product line. The result of the write-off in fiscal 2006 was a charge to cost of external products sales of $34.9 million. In fiscal 2008, we had additional inventory impairment charges resulting from post-merger product transitioning and product end-of-life events. The result of the write-off in fiscal 2008 was a charge to cost of external products sales of $14.7 million. Inventory of raw materials, work in-process or finished products may accumulate in the future, and we may encounter losses due to a variety of factors including:

•	Rapid technological change in the wireless telecommunications industry resulting in frequent product changes;

•	The need of our contract manufacturers to order raw materials that have long lead times and our inability to estimate exact amounts and types of items thus needed, especially with regard to the frequencies in which the final products ordered will operate; and

•	Cost reduction initiatives resulting in component changes within the products.

Further, our inventory of finished products may accumulate as the result of cancellation of customer orders or our customers’ refusal to confirm the acceptance of our products. Our contract manufacturers are required to purchase inventory based on manufacturing projections we provide to them. If our actual orders from our customers are lower than these manufacturing projections, our contract manufacturers will have excess inventory of raw materials or finished products which we would be required to purchase. In addition, we require our contract manufacturers from time to time to purchase more inventory than is immediately required, and to partially assemble components, in order to shorten our delivery time in case of an increase in demand for our products. In the absence of such increase in demand, we may need to compensate our contract manufacturers. If we are required to purchase excess inventory from our contract manufacturers or otherwise compensate our contract manufacturers for purchasing excess inventory, our business, financial condition, and results of operations could be materially adversely affected. We also may purchase components or raw materials from time to time for use by our contract manufacturers in the manufacturing of our products. These purchases are based on our own manufacturing projections. If our actual orders are lower than these manufacturing projections, we may accumulate excess inventory which we may be required to write-off. If we are forced to write-off this inventory other than in the normal course of business, our business, financial condition, results of operations could be materially affected adversely.

Because a significant amount of our revenue may come from a limited number of customers, the termination of any of these customer relationships may adversely affect our business.

Sales of our products and services historically have been concentrated in a small number of customers. Principal customers for our products and services include domestic and international wireless/mobile service providers, original equipment manufacturers, as well as private network users such as public safety agencies; government institutions; and utility, pipeline, railroad and other industrial enterprises that operate broadband wireless networks. We had revenue from a single external customer that exceeded 10% of our total revenue during fiscal 2008 and 2006, but not during fiscal 2007. Although we have a large customer base, during any given quarter, a small number of customers may account for a significant portion of our revenue.

It is possible that a significant portion of our future product sales also could be concentrated in a limited number of customers. In addition, product sales to major customers have varied widely from period to period. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or our inability to gain additional customers could result in declines in our revenue or an inability to grow revenue. If these revenue declines occur or if we are unable to create revenue growth, our business, financial condition, and results of operations may be affected adversely.

We may undertake further restructurings which may adversely impact our operations, and we may not realize all of the anticipated benefits of our prior or any future restructurings.

We continue to restructure and transform our business to realign resources and achieve desired cost savings in an increasingly competitive market. During fiscal 2008 and 2007, we undertook restructuring activities implemented within the merger restructuring plans approved in connection with the January 26, 2007 merger between the Microwave Communications Division of Harris Corporation and Stratex Networks, Inc. These restructuring plans included the consolidation of facilities and operations of the predecessor entities in Canada, France, the U.S., China, Brazil and, to a lesser extent, Mexico, New Zealand and the United Kingdom. If we consolidate additional facilities in the future, we may incur additional restructuring and related expenses, which could have a material adverse effect on our business, financial condition or results of operations.

We have based our restructuring efforts on certain assumptions regarding the cost structure of our businesses. Our assumptions may or may not be correct and we may also determine that further restructuring will be needed in the future. We therefore cannot assure you that we will realize all of the anticipated benefits of the restructurings or that we will not further reduce or otherwise adjust our workforce or exit, or dispose of, certain businesses. Any decision by management to further limit investment, exit, or dispose of businesses may result in the recording of additional restructuring charges. As a result, the costs actually incurred in connection with the restructuring efforts may be higher than originally planned and may not lead to the anticipated cost savings and/or improved results.

Our effective tax rate could be highly volatile and could adversely affect our operating results.

Our future effective tax rate may be adversely affected by a number of factors including:

•	The jurisdictions in which profits are determined to be earned and taxed;

•	Adjustments to estimated taxes upon finalization of various tax returns;

•	Increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;

•	Changes in available tax credits;

•	Changes in share-based compensation expense;

•	Changes in the valuation of our deferred tax assets and liabilities;

•	Changes in domestic or international tax laws or the interpretation of such tax laws; and

•	The resolution of issues arising from tax audits with various tax authorities.

Any significant increase in our future effective tax rates could impact our results of operations for future periods adversely.

If we fail to accurately forecast our manufacturing requirements or customer demand or fail to effectively manage our contract manufacturer relationships, we could incur additional costs or be unable to timely fulfill our customer commitments, which in either case would adversely affect our business and results of operations and, in the event of an inability to fulfill commitments, would harm our customer relationships.

We outsource a substantial portion of our manufacturing and repair service operations to independent contract manufacturers and other third parties. Our contract manufacturers typically manufacture our products based on rolling forecasts of our product needs that we provide to them on a regular basis. The contract manufacturers are responsible for procuring components necessary to build our products based on our rolling forecasts, building and assembling the products, testing the products in accordance with our specifications and then shipping the products to us. We configure the products to our customer requirements, conduct final testing and then ship the products to our customers. Although we currently partner with multiple major contract manufacturers, there can be no assurance that we will not encounter problems as we become increasingly dependent on contract manufacturers to provide these manufacturing services or that we will be able to replace a contract manufacturer that is not able to meet our demand.

If we fail to accurately predict our manufacturing requirements or forecast customer demand, we may incur additional costs of manufacturing and our gross margins and financial results could be adversely affected. If we overestimate our requirements, our contract manufacturers may experience an oversupply of components and assess us charges for excess or obsolete components that could adversely affect our gross margins. If we underestimate our requirements, our contract manufacturers may have inadequate inventory or components, which could interrupt manufacturing and result in higher manufacturing costs, shipment delays, damage to customer relationships and/or our payment of penalties to our customers. Our contract manufacturers may also have other customers and may not have sufficient capacity to meet all of their customers’ needs, including ours, during periods of excess demand.

In addition, if we fail to effectively manage our relationships with our contract manufacturers or other service providers, or if one or more of them should not fully comply with their contractual obligations or should experience delays, disruptions, component procurement problems or quality control problems, then our ability to ship products to our customers or otherwise fulfill our contractual obligations to our customers could be delayed or impaired which would adversely affect our business, financial results and customer relationships.

Our products are used in critical communications networks which may subject us to significant liability claims.

Since our products are used in critical communications networks, we may be subject to significant liability claims if our products do not work properly. The provisions in our agreements with customers that are intended to limit our exposure to liability claims may not preclude all potential claims. In addition, any insurance policies we have may not adequately limit our exposure with respect to such claims. We warrant to our current customers that our products will operate in accordance with our product specifications. If our products fail to conform to these specifications, our customers could require us to remedy the failure or could assert claims for damages. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. Any such claims, whether or not successful, would be costly and time-consuming to defend, and could divert management’s attention and seriously damage our reputation and our business.

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

We are highly dependent on sales to customers outside the U.S. In fiscal 2008, our sales to international customers accounted for 73% of total revenue. During fiscal 2007 and 2006, sales to international customers accounted for 67% and 55% of our revenue, respectively. Also, significant portions of our international sales are in less developed countries. Our international sales are likely to continue to account for a large percentage of our products and services revenue for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event that adversely affects our business could result in a significant decline in revenue.

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

While these factors and the impacts of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition and results of operations in the future.

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

Our success will depend on new product introductions, product transitioning and acceptance.

The market for our products is characterized by rapid technological change, evolving industry standards and frequent new product introductions. Our future success will depend, in part, on continuous, timely development and introduction of new products and enhancements that address evolving market requirements and are attractive to customers. We believe that successful new product introductions provide a significant competitive advantage because of the significant resources committed by customers in adopting new products and their reluctance to change products after these resources have been expended. We have spent, and expect to continue to spend, significant resources on internal research and development to support our effort to develop and introduce new products and enhancements. As we transition to common product platforms, we may face significant risk that current customers may not accept these new products. To the extent that we fail to introduce new and innovative products that are adopted by customers, we could fail to obtain an adequate return on these investments and could lose market share to our competitors, which could be difficult or impossible to regain.

Our customers may not pay for products and services in a timely manner, or at all, which would decrease our income and adversely affect our working capital.

Our business requires extensive credit risk management that may not be adequate to protect against customer nonpayment. A risk of non-payment by customers is a significant focus of our business. We expect a significant amount of future revenue to come from international customers, many of whom will be startup telecom operators in developing countries. We do not generally expect to obtain collateral for sales, although we require letters of credit or credit insurance as appropriate for international customers. For information regarding the percentage of revenue attributable to certain key customers, see the risks discussed in the factor above titled “Because a significant amount of our revenue may come from a limited number of customers, the termination of any of these customer relationships may adversely affect our business.” Our historical accounts receivable balances have been concentrated in a small number of significant customers. Unexpected adverse events impacting the financial condition of our customers, bank failures or other unfavorable regulatory, economic or political events in the countries in which we do business may impact collections and adversely impact our business, require increased bad debt expense or receivable write-offs and adversely impact our cash flows, financial condition and operating results.

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

We have risks related to the remediation of our material weaknesses in internal control.

Public companies are required to include in their annual reports on Form 10-K a report of management on internal control over financial reporting that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. We have identified certain matters involving our internal control over financial reporting that we and our independent registered public accounting firm determined to be material weaknesses under standards established by the Public Company Accounting Oversight Board. These material weaknesses relate to controls over project cost variances and account reconciliations and existed at the end of our fiscal year ended June 27, 2008 as well as in our 2007, 2006 and 2005 fiscal years. We have described these matters in more detail in Item 9A herein.

While we believe that the remediation efforts we have recently instituted are adequate to correct the problems we have identified, we cannot be certain that these efforts will eliminate the material weaknesses we identified or ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future. There is also no assurance that we will not discover additional material weaknesses in our controls and procedures in the future. If we fail to satisfactorily strengthen and maintain the effectiveness of our internal controls, neither we nor our independent registered public accounting firm may be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. As a result, current and potential shareholders could lose confidence in our financial reporting, which could adversely affect the trading price of our Class A common stock. Perceptions of us could also be adversely affected among customers, lenders, securities analysts and others which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities.

The discovery of future weaknesses or deficiencies in our internal control or identification of material misstatements in our prior financial statements may also prevent us from filing our periodic reports with the SEC in a timely manner. If we fail to file timely SEC reports, investors in our securities will not have the information required by SEC rules regarding our business and financial condition with which to make decisions regarding investment in our securities. Additionally, The NASDAQ Stock Market LLC, the exchange on which our common stock is listed, could institute proceedings to delist our common stock. We also would not be eligible to use a “short form” registration statement on Form S-3 to make equity or debt offerings for a period of 12 months after the time we become current in our filings. These restrictions could adversely affect our ability to raise capital, as well as our business, financial condition and results of operations, and could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

We may face risks related to the restatement of our financial statements.

In connection with our identification of the material weaknesses in internal control described above, we have had to restate our interim consolidated financial statements for the first three fiscal quarters of fiscal 2008 (the quarters ended March 28, 2008, December 28, 2007 and September 28, 2007) and our consolidated financial statements for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 in order to correct errors contained in those financial statements. We also announced on July 30, 2008 that investors should no longer rely on our previously issued financial statements for those periods. We have described these matters in more in detail in Item 7 and in Item 8 under Note D “Restatement of Previously Issued Financial Statements” to our consolidated financial statements contained herein.

The correction of errors in prior financial statements and the investigation and remediation of underlying material weaknesses often requires companies to incur substantial accounting, legal and other professional fees and expend significant management time and other resources. While we do not believe that the restatements described above or the related investigation and review have, or will have, a material adverse effect on our financial condition or future prospects, no assurance can be given that additional expense related to these or other restatements will not arise the future.

Companies that restate prior financial statements may also face governmental actions, shareholder lawsuits and other legal proceedings related to the restatement. Our involvement in any such proceedings could require us to incur substantial legal fees and divert management attention away from the operation of our business. We may also be required to pay substantial monetary awards, as well as civil and criminal fines. We have not reserved any amount in respect of these matters in its consolidated financial statements. These expenditures and diversions of resources, as well as the adverse resolution of any specific lawsuits, could have a material adverse effect on our business, financial condition and results of operations.

On September 15 and 18, 2008, complaints were filed against us on behalf of an alleged class of purchasers of our securities from January 29, 2007 to July 30, 2008 alleging that we violated federal securities laws in connection with our restatement of prior financial statements and seeking compensator damages and other relief, as more fully described in Item 3 “Legal Proceedings.” While we believe that we have meritorious defenses to this lawsuit and intend to defend the litigation vigorously, given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of this or any other similar actions.

Risks Related to the Relationship between Harris and Us

We are and will continue to be controlled by Harris, whose interests may conflict with ours.

Harris owns no shares of our Class A common stock but all of the outstanding shares of our Class B common stock, through which it holds an approximate 56% interest of our outstanding equity which gives it approximately 56% of the voting power represented by our outstanding common stock. In addition, Harris has the right to appoint separately, as a class, five of our nine directors as long as the shares of our common stock held by Harris entitle Harris to cast a majority of the votes at an election of our directors (other than those directors appointed by Harris separately as a class). Harris also votes, along with our Class A stockholders, in the election of the four remaining directors, and as the holder of approximately 56% of our outstanding common shares holds a majority of the shares eligible to vote. In the election of the four remaining directors, Harris has agreed to vote for the persons nominated for such positions by our Nominating Committee, which is composed entirely of directors not appointed by Harris. For two years from January 26, 2007, Harris has agreed that it will not acquire or dispose of beneficial ownership in shares of our common stock, except under limited circumstances, and has no obligation to dispose of its interest in us following such two-year period. Accordingly, Harris is likely to continue to exercise significant influence over our business policies and affairs, including the composition of our board of directors and any action requiring the approval of our shareholders. The concentration of ownership also may make some transactions, including mergers or other changes in control, more difficult or impossible without the support of Harris. Harris’ interests may conflict with your interests as a shareholder. As a result, your ability to influence the outcome of matters requiring shareholder approval will be limited.

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

As of June 27, 2008, we conducted operations in 51 facilities in the U.S., Canada, Europe, Central America, South America, Africa and Asia. Our principal executive offices are located at leased facilities in Morrisville, North Carolina. There are no material encumbrances on any of our facilities. Remaining initial lease periods extend to 2015.

As of June 27, 2008, the locations and approximate floor space of our principal offices and facilities in productive use were as follows:

Location	Major Activities	Owned	Leased
		(Square feet)	(Square feet)

San Antonio, Texas	Office, manufacturing	130,000	—
Wellington, New Zealand	Office, R&D center	58,000	—
Lanarkshire, Scotland	Office, repair center	52,000	—
San Jose, California (three facilities)	Offices, R&D center, warehouse	—	114,000
Montreal, Canada	Office, R&D center	—	32,000
Morrisville, North Carolina	Headquarters, R&D center	—	60,000
Philippine Islands	Office	—	16,000
People’s Republic of China (three facilities)	Offices, manufacturing	—	15,000
Paris, France (two facilities)	Offices	—	15,000
Republic of Singapore	Office	—	13,000
Mexico City, Mexico (two facilities)	Offices, warehouse	—	12,000
34 other facilities	Offices	—	68,000

Totals		240,000	345,000

During fiscal 2007, in connection with the acquisition of Stratex, we ceased operations at, and subsequently vacated leased facilities in Seattle, Washington, and San Jose and Milpitas, California. These three facilities comprise approximately 139,000 square feet, of which 95,000 square feet have been subleased to third parties. Additionally, we ceased most operations at, and mostly vacated a fourth leased 60,000 square foot facility in San Jose, California. We have retained 26,000 square feet for our use and subleased 4,400 square feet of the remaining space to a third party. As the lessee, we have ongoing lease commitments, which extend into fiscal year 2011 for these four facilities.

We maintain our facilities in good operating condition, and believe that they are suitable and adequate for our current and projected needs. We continuously review our anticipated requirements for facilities and may, from time to time, acquire additional facilities, expand existing facilities, or dispose of existing facilities or parts thereof, as we deem necessary.

For more information about our lease obligations, see “Note T — Operating Lease Commitments” and “Note O — Restructuring Activities” of Notes to Consolidated Financial Statements, which are included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings.

We and certain of our executive officers were named in a federal securities class action complaint filed on September 15, 2008 in the United States District Court for the District of Delaware by plaintiff Norfolk County Retirement System on behalf of an alleged class of purchasers of our securities from January 29, 2007 to July 30, 2008, including shareholders of Stratex Networks, Inc. who exchanged shares of Stratex Networks, Inc. for our shares as part of the merger between Stratex Networks and the Microwave Communications Division of Harris Corporation. This action relates to the restatement of our prior financial statements, as discussed more fully in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)” and in Item 8 “Financial Statements and Supplementary Data (Restated)” under Note D “Restatement of Previously Issued Financial Statements” to our consolidated financial statements. A similar complaint was filed in the United States District Court as Delaware on September 18, 2008. Each complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as violations of Sections 11 and 15 of the Securities Act of 1933 and seeks, among other relief, determinations that the action is a proper class action, unspecified compensatory damages and reasonable attorneys’ fees and costs. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

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

No matters were submitted by us to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position held with us, and principal occupation and employment during at least the past 5 years for each of our executive officers as of September 25, 2008, are as follows:

Name and Age	Position Currently Held and Past Business Experience

Harald J. Braun, 52	Mr. Braun was appointed president and chief executive officer of our company in April, 2008 and is a member of our Board of Directors. Previously, he served as president and CEO of Siemens Networks LLC and most recently as a senior executive in Nokia Siemens Networks North America. In 2002, Mr. Braun became president, Siemens Carrier Networks Division, focused on next-generation technologies and services. From 2000-2002, he served as Siemens senior vice president and the head of Siemens Ltd. in Thailand, with responsibility for sales of the company’s next-generation network products. Prior to this, he served in a number of management roles at Siemens AG.
Sarah A. Dudash, 54	Ms. Dudash joined our company as vice president and chief financial officer in January 2007 when Harris MCD and Stratex Networks merged. In 2003, Ms. Dudash became the division controller at the Microwave Communications Division of Harris Corporation, where she served as vice-president and controller, from September, 2006 until Harris MCD and Stratex Networks merged. Previously, Ms. Dudash was business unit controller for the Integrated Information Communication Systems Business Unit of the Government Communications Systems Division of Harris Corporation. Ms. Dudash began her career with Deloitte Haskins & Sells.

Name and Age	Position Currently Held and Past Business Experience

Paul A. Kennard, 57	Mr. Kennard joined our company as chief technology officer in January 2007 when Harris MCD and Stratex Networks merged. In 1996 he joined Stratex Networks as vice president, engineering. From 1993 to 1996, he served as senior vice president, engineering, at California Microwave, and previously served as manager of radio signal processing for Bell Northern Research.
Stephen J. Gilmore, 53	Mr. Gilmore joined our company as vice president, human resources, in January 2007 when Harris MCD and Stratex Networks merged. In June 2005 he was appointed vice president, human resources of Harris Corporation’s Microwave Communications Division. Since October 1979, he has held various positions of increasing responsibility with Harris Corporation, including director of human resources and director of organization and management development.
Juan Otero, 44	Mr. Otero joined our company as general counsel and secretary in January 2007 when Harris MCD and Stratex Networks merged. Previously, he served as director of legal affairs for Stratex Networks since July 2002. He was promoted to general counsel in July of 2004 and to general counsel and assistant secretary in February of 2005. Prior to joining Stratex Networks, Mr. Otero was director and senior counsel for Compaq Computer Corporation and the Hewlett-Packard Company from March 2000 to June 2002, and corporate counsel for Hitachi Data Systems from March 1998 to March 2000.
Heinz Stumpe, 53	Mr. Stumpe was appointed chief operating officer and vice president global operations on June 30, 2008. Previously, he was vice president operations. He joined Stratex Networks as director, marketing in 1996. He was promoted to vice president, global accounts in 1999, vice president, strategic accounts in 2002 and vice president, global operations in April 2006. Prior to joining Stratex Networks, Mr. Stumpe worked for California Microwave from 1992 to 1996 as vice president, operations. Prior to that, Mr. Stumpe was director, operations for Amstrad plc, a UK-based Computer and Communications Equipment Company.
Shaun McFall, 48	Mr. McFall was named chief marketing officer in July 2008. Previously, he was vice president marketing. He has been with the company since 1989. His initial assignment was in new business development, first in the UK and later the European market. In 1994, he assumed responsibility for worldwide product marketing. He has over 20 years of experience in the wireless telecommunications industry, holding prior positions with two UK based companies: Ferranti International Signal plc. and GEC Telecommunications Ltd. Mr. McFall holds a bachelor of science degree in Electrical and Electronic Engineering from the University of Strathclyde in Glasgow, UK.

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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Price Range of Common Stock

Our Class A Common Stock, with a par value of $0.01 per share, is listed and primarily traded on the NASDAQ Global Market (“NASDAQ”), under the ticker symbol HSTX. There was no established trading market for the shares of our Class A or Class B Common Stock prior to January 29, 2007. Shares of our Class B Common Stock are not expected to be listed for trading on any exchange or quotation system at any time in the foreseeable future.

According to the records of our transfer agent, as of September 15, 2008, there were approximately 230 holders of record of our Class A common stock. The following table sets forth the high and low reported sale prices for a share of our Class A common stock on NASDAQ Global Market system for the periods indicated during our fiscal years 2008 and 2007:

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
	($)	($)	($)	($)

First Quarter	20.90	15.90	None	None
Second Quarter	19.97	15.41	None	None
Third Quarter	18.75	8.53	21.25	18.23
Fourth Quarter	11.44	8.88	20.07	14.85

On September 15, 2008, the last sale price of our common stock as reported in the NASDAQ Global Market system was $8.05 per share.

Dividend Policy

We have not paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain any earnings for use in our business. In addition, the covenants of our $70 million credit facility dated June 30, 2008 restrict us from paying dividends or making other distributions to our shareholders under certain circumstances. We also may enter into other credit facilities or debt financing arrangements that further limit our ability to pay dividends or make other distributions.

Sales of Unregistered Securities

During the fourth quarter of fiscal 2008, we did not issue or sell any unregistered securities.

Issuer Repurchases of Equity Securities

During the fourth quarter of fiscal 2008, we did not repurchase any equity securities.

Performance Graph

The following graph and accompanying data compares the cumulative total return on our Class A Common Stock with the cumulative total return of the Total Return Index for The NASDAQ Composite Market (U.S. Companies) and the NASDAQ Telecommunications Index for the one-year, five month period commencing January 29, 2007 and ending June 27, 2008. The stock price performance shown on the graph below is not necessarily indicative of future price performance. Note that this graph and accompanying data is “furnished,” not “filed,” with the Securities and Exchange Commission.

COMPARISON OF 1 YEAR, 5 MONTH CUMULATIVE TOTAL RETURN*

Among Harris Stratex Networks, Inc., The NASDAQ Composite Index
and the NASDAQ Telecommunications Index

	Jan/2007	Mar/2007	Jun/2007	Sep/2007	Dec/2007	Mar/2008	Jun/2008
Harris Stratex Networks, Inc.	100.00	95.95	89.90	87.35	83.50	50.15	47.90
NASDAQ Composite	100.00	100.02	106.70	111.27	105.37	91.82	92.74
NASDAQ Telecommunications	100.00	99.75	109.79	120.30	103.11	91.47	93.60

*	Assumes (i) $100 invested on January 29, 2007 in Harris Stratex Networks, Inc. Class A Common Stock, the Total Return Index for The NASDAQ Composite Market (U.S. companies) and the NASDAQ Telecommunications Index; and (ii) immediate reinvestment of all dividends.

Item 6.	Selected Financial Data (Restated).

The following table summarizes our selected historical financial information for each of the last five fiscal years. The selected financial information as of June 27, 2008 and June 29, 2007 and for the fiscal years ended June 27, 2008, June 29, 2007, June 30, 2006, July 1, 2005 and July 2, 2004 has been derived from our audited consolidated financial statements, for which data presented for fiscal years 2008, 2007 and 2006 are included elsewhere in this Annual Report on Form 10-K. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)” and the Consolidated Financial Statements and Notes, included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended
	June 27,	June 29,	June 30,	July 1,	July 2,
	2008(1)	2007(2)	2006(3)	2005	2004(4)
		(Restated)	(Restated)	(Restated)	(Restated)
	(In millions)

Revenue from product sales and services	$718.4	$507.9	$357.5	$310.4	$329.8
Cost of product sales and services	(528.2)	(361.2)	(275.2)	(223.5)	(246.0)
Net loss	(11.9)	(21.8)	(38.6)	(6.8)	(22.2)
Basic and diluted net loss per common share	(0.20)	(0.88)	N/A	N/A	N/A

	As of
	June 27,	June 29,	June 30,	July 1,	July 2,
	2008(1)	2007(2)	2006(3)	2005	2004(4)
		(Restated)	(Restated)	(Restated)	(Restated)
	(In millions)

Total assets	$977.3	$1,025.5	$344.9	$358.1	$342.3
Long-term liabilities	28.1	65.0	12.6	14.2	15.0
Total net assets	748.2	746.4	244.3	275.4	244.6

(1)	During fiscal 2008, in our International Microwave segment, we recorded $11.9 million in amortization of developed technology, tradenames, customer relationships, and non-compete agreements, $1.7 million in amortization of the increase in fair value of fixed assets related to the acquisition of Stratex, $2.6 million in restructuring charges, $6.1 million in merger related integration charges and $1.8 million of inventory mark-downs.

In addition, in our North America Microwave segment, we recorded $2.7 million in amortization of developed technology, tradenames, customer relationships, and non-compete agreements, $1.1 million in amortization of the increase in fair value of fixed assets related to the acquisition of Stratex, $4.9 million in restructuring charges and $3.2 million in merger-related integration charges, $12.9 million of inventory mark-downs and impairment related to product transitioning and $1.8 million of lease impairments.

(2)	The merger with Stratex and the contribution transaction occurred on January 26, 2007. Results of operations for the business acquired in the merger were included in fiscal 2007 from that date only. Thus, operating results in fiscal 2007 are not directly comparable to operating results for the prior or subsequent fiscal years. During fiscal 2007, we recorded $15.3 million in acquired in-process research and development expenses, $9.1 million in amortization of developed technology, tradenames, customer relationships, contract backlog and non-compete agreements, $8.6 million in amortization of fair value adjustments for inventory and fixed assets related to the acquisition of Stratex, $4.2 million in restructuring charges and $3.6 million in merger-related integration charges to our International Microwave segment.

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

(3)	Fiscal 2006 results include a $39.6 million after-tax charge related to inventory write-downs and other charges associated with product discontinuances, as well as the planned shutdown of manufacturing activities at our plant in Montreal, Canada.

(4)	Fiscal 2004 results include a $7.3 million charge related to cost-reduction measures and fixed asset write-downs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated).

Restatement of Previously Issued Financial Statements

As previously announced on July 30, 2008, we concluded that our consolidated financial statements for the quarters ended March 28, 2008, December 28, 2007 and September 28, 2007, respectively, and fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 would be restated for the correction of errors contained in those consolidated financial statements. The effect of these restatement items decreased shareholders’ equity cumulatively by $15.3 million as of March 28, 2008, $11.6 million as of June 29, 2007, $7.7 million as of June 30, 2006 and $4.9 million as of July 1, 2005. Division equity, which as reclassified to additional paid-in capital at the merger date of January 26, 2007, decreased from the amount previously reported by $8.3 million. Previously reported net income was decreased by $3.7 million for the three quarters ended March 28, 2008 and net loss was increased by $3.9 million and $2.8 million for the fiscal years ended June 29, 2007 and June 30, 2006, respectively. The restatement had no impact on our net cash flows from operations, financing activities or investing activities.

Previously filed (i) annual consolidated financial statements for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended June 29, 2007, (ii) interim condensed consolidated financial statements for the quarters ended March 28, 2008, December 28, 2007 and September 28, 2007 and (iii) related reports of the Company’s independent registered public accountants have been replaced by the fiscal 2007 Form 10-K/A and the Forms 10-Q/A for the quarters ended March 28, 2008, December 28, 2007 and September 28, 2007 filed by the Company on September 25, 2008. Details of the nature of the corrections are as follows:

Inventory

Project costs are accumulated in work in process inventory accounts in our cost accounting systems. As products are shipped or otherwise meet our revenue recognition criteria, these project costs are recorded to cost of sales. Estimates may be required if certain costs have been incurred but not yet invoiced to us. On a routine and periodic basis, we review the work in process balances related to these projects to ensure all appropriate costs have been recorded to cost of sales in a timely manner and in the period to which they relate.

During fiscal 2008, we determined that this review had not been performed in a manner sufficient to identify significant project cost variances remaining in certain inventory accounts, and that the resulting errors impacted prior quarters and prior years. To correct this error, we decreased work in process inventory compared with amounts previously recorded by $14.1 million and $9.6 million as of March 28, 2008 and June 29, 2007, respectively, increased cost of external product sales and services by $4.5 million for the three quarters ended March 28, 2008 and $4.6 million and $2.1 million for the fiscal years ended June 29, 2007 and June 30, 2006, respectively. A $2.9 million increase in the cost of external product sales and services was recorded in fiscal years prior to 2006.

Inventory and Intercompany Account Reconciliations

During the course of the year end close for the fiscal year ending June 27, 2008, we determined that certain account reconciliation adjustments recorded in the fourth quarter of fiscal 2008, which related primarily to inventory and intercompany accounts receivable accounts, should have been recorded in prior quarters or prior years. We determined that certain manual controls had not been performed for certain periods, resulting in accounting errors. More specifically, we identified errors in the work in process inventory balances resulting from incorrect account reconciliation processes. To correct this error, we decreased work in process inventory compared with amounts previously recorded by $2.5 million and $1.9 million as of March 28, 2008 and June 29, 2007, respectively, and increased cost of external product sales by $0.6 million for the three quarters ended March 28,

2008 and $1.4 million and $0.6 million for the fiscal years ended June 29, 2007 and June 30, 2006, respectively. A $0.1 million decrease in the cost of external product sales was recorded in fiscal years prior to 2006.

We also identified errors in accounts receivable balances as a result of control deficiencies in the recording and elimination of intercompany transactions. To correct this error, we decreased accounts receivable compared to amounts previously recorded by $3.1 million and $2.2 million as of March 28, 2008 and June 29, 2007, respectively, and increased selling and administrative expenses by $0.9 million for the three quarters ended March 28, 2008 and $0.1 million for the fiscal year ended June 30, 2006. A $2.1 million increase in selling and administrative expenses was recorded in fiscal fiscal years prior to 2006.

Warranty Liability

Our liability for product warranties contains the estimated accrual for certain technical assistance service provided under our standard warranty policy. We determined that these costs had not been properly included in warranty liability estimates in the balance sheet of Stratex at the date of acquisition. To correct this error, we increased the warranty liability and increased goodwill related to the Stratex acquisition by $1.1 million as of March 28, 2008 and June 29, 2007.

Deferred Tax Liability

Taking into consideration the restatement adjustments described above, we reassessed our income tax provision in accordance with Statement 109. As a result, we decreased the net deferred tax liability balance and increased the income tax benefit by $4.4 million and $2.1 million as of March 28, 2008 and June 29, 2007, respectively. For periods prior to January 26, 2007, income tax expense has been determined as if MCD had been a stand-alone entity, although the actual tax liabilities and tax consequences applied only to Harris. In those periods, our income tax expense for those periods related to income taxes paid or to be paid in foreign jurisdictions for which net operating loss carryforwards were not available and domestic taxable income is deemed offset by tax loss carryforwards for which an income tax valuation allowance had been previously provided for in the financial statements. Thus, there were no changes in our tax provision for periods prior to fiscal 2007.

The following tables present the impact of the restatement adjustments on our previously reported consolidated statements of operations for the three quarters ended March 28, 2008 and fiscal years 2007 and 2006 as well as the impact on the previously reported consolidated balance sheets as of March 28, 2008 and June 29, 2007.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Quarters Ended March 28, 2008
	As Previously
	Reported	Adjustments	As Restated
	(In millions, except per share amounts)

Net revenues from product sales and services	$531.6	$—	$531.6
Cost of product sales and services:
Cost of external product sales	(306.3)	(4.7)	(311.0)
Cost of product sales with Harris Corporation	(4.2)	—	(4.2)

Total cost of product sales	(310.5)	(4.7)	(315.2)
Cost of services	(59.8)	(0.4)	(60.2)
Cost of sales billed from Harris Corporation	(4.6)	—	(4.6)
Amortization of purchased technology	(5.3)	—	(5.3)

Total cost of product sales and services	(380.2)	(5.1)	(385.3)

Gross margin	151.4	(5.1)	146.3
Research and development expenses	(34.8)	—	(34.8)
Selling and administrative expenses	(90.0)	(0.9)	(90.9)
Selling and administrative expenses with Harris Corporation	(5.2)	—	(5.2)

Total research, development, selling and administrative expenses	(130.0)	(0.9)	(130.9)
Acquired in-process research and development	—	—	—
Amortization of identifiable intangible assets	(5.6)	—	(5.6)
Restructuring charges	(8.4)	—	(8.4)
Corporate allocations expense from Harris Corporation	—	—	—

Operating income	7.4	(6.0)	1.4
Interest income	1.4	—	1.4
Interest expense	(2.2)	—	(2.2)

Income before provision for income taxes	6.6	(6.0)	0.6
Provision for income taxes	(1.1)	2.3	1.2

Net income	$5.5	$(3.7)	$1.8

Net income (loss) per share of Class A and Class B common stock:
Basic	$0.09	$(0.06)	$0.03
Diluted	$0.05	$(0.07)	$(0.02)
Basic weighted average shares outstanding	58.4		58.4
Diluted weighted average shares outstanding	58.9		58.9

	For the Fiscal Year Ended June 29, 2007
	As Previously
	Reported	Adjustments	As Restated
	(In millions, except per share amounts)

Net revenues from product sales and services	$507.9	$—	$507.9
Cost of product sales and services:
Cost of external product sales	(281.2)	(5.1)	(286.3)
Cost of product sales with Harris Corporation	(1.3)	—	(1.3)

Total cost of product sales	(282.5)	(5.1)	(287.6)
Cost of services	(64.3)	(0.9)	(65.2)
Cost of sales billed from Harris Corporation	(5.4)	—	(5.4)
Amortization of purchased technology	(3.0)	—	(3.0)

Total cost of product sales and services	(355.2)	(6.0)	(361.2)

Gross margin	152.7	(6.0)	146.7
Research and development expenses	(39.4)	—	(39.4)
Selling and administrative expenses	(92.1)	—	(92.1)
Selling and administrative expenses with Harris Corporation	(6.8)	—	(6.8)

Total research, development, selling and administrative expenses	(138.3)	—	(138.3)
Acquired in-process research and development	(15.3)	—	(15.3)
Amortization of identifiable intangible assets	(7.5)	—	(7.5)
Restructuring charges	(9.3)	—	(9.3)
Corporate allocations expense from Harris Corporation	(3.7)	—	(3.7)

Operating loss	(21.4)	(6.0)	(27.4)
Interest income	1.8	—	1.8
Interest expense	(2.3)	—	(2.3)

Loss before provision for income taxes	(21.9)	(6.0)	(27.9)
Benefit for income taxes	4.0	2.1	6.1

Net loss	$(17.9)	$(3.9)	$(21.8)

Basic and diluted net loss per common share	$(0.72)	$(0.16)	$(0.88)
Basic and diluted weighted average shares outstanding	24.7		24.7

	For the Fiscal Year Ended June 30, 2006
	As Previously
	Reported	Adjustments	As Restated
	(In millions, except per share amounts)

Net revenues from product sales and services	$357.5	$—	$357.5
Cost of product sales and services:
Cost of external product sales	(222.7)	(2.4)	(225.1)
Cost of product sales with Harris Corporation	(7.4)	—	(7.4)

Total cost of product sales	(230.1)	(2.4)	(232.5)
Cost of services	(37.1)	(0.3)	(37.4)
Cost of sales billed from Harris Corporation	(5.3)	—	(5.3)
Amortization of purchased technology	—	—	—

Total cost of product sales and services	(272.5)	(2.7)	(275.2)

Gross margin	85.0	(2.7)	82.3
Research and development expenses	(28.8)	—	(28.8)
Selling and administrative expenses	(62.9)	(0.1)	(63.0)
Selling and administrative expenses with Harris Corporation	(5.6)	—	(5.6)

Total research, development, selling and administrative expenses	(97.3)	(0.1)	(97.4)
Acquired in-process research and development	—	—	—
Amortization of identifiable intangible assets	—	—	—
Restructuring charges	(3.8)	—	(3.8)
Corporate allocations expense from Harris Corporation	(12.4)	—	(12.4)

Operating loss	(28.5)	(2.8)	(31.3)
Interest income	0.5	—	0.5
Interest expense	(1.0)	—	(1.0)

Loss before provision for income taxes	(29.0)	(2.8)	(31.8)
Provision for income taxes	(6.8)	—	(6.8)

Net loss	$(35.8)	$(2.8)	$(38.6)

Basic and diluted net loss per common share	N/A		N/A
Basic and diluted weighted average shares outstanding	N/A		N/A

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 28, 2008
	As Previously
	Reported	Adjustments	As Restated
	(In Millions)

ASSETS
Current Assets
Cash and cash equivalents	$97.0	$—	$97.0
Short-term investments and available for sale securities	3.4	—	3.4
Receivables	199.0	(3.1)	195.9
Unbilled costs	35.7	—	35.7
Inventories	125.3	(16.6)	108.7
Deferred income taxes	6.5	—	6.5
Other current assets	17.5	—	17.5

Total current assets	484.4	(19.7)	464.7
Long-Term Assets
Property, plant and equipment	74.4	—	74.4
Goodwill	315.4	1.1	316.5
Identifiable intangible assets	133.2	—	133.2
Other long-term assets	16.0	—	16.0

	539.0	1.1	540.1

Total assets	$1,023.4	$(18.6)	$1,004.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$—	$—	$—
Current portion of long-term debt	6.0	—	6.0
Accounts payable	81.8	—	81.8
Compensation and benefits	12.5	—	12.5
Other accrued items	44.8	1.1	45.9
Advance payments and unearned income	26.7	—	26.7
Income taxes payable	3.6	—	3.6
Restructuring liabilities	6.7	—	6.7
Current portion of long-term capital lease obligation to Harris Corporation	1.6	—	1.6
Due to Harris Corporation	20.5	—	20.5

Total current liabilities	204.2	1.1	205.3
Long-term liabilities	42.9	(4.4)	38.5

Total liabilities	247.1	(3.3)	243.8
Total shareholders’ equity	776.3	(15.3)	761.0

Total liabilities and shareholders’ equity	$1,023.4	$(18.6)	$1,004.8

	As of June 29, 2007
	As Previously
	Reported	Adjustments	As Restated
	(In Millions)

ASSETS
Current Assets
Cash and cash equivalents	$69.2	$—	$69.2
Short-term investments and available for sale securities	20.4	—	20.4
Receivables	185.3	(2.2)	183.1
Unbilled costs	36.9	—	36.9
Inventories	135.7	(11.5)	124.2
Deferred income taxes	4.1	—	4.1
Other current assets	21.7	—	21.7

Total current assets	473.3	(13.7)	459.6
Long-Term Assets
Property, plant and equipment	80.0	—	80.0
Goodwill	323.6	1.1	324.7
Identifiable intangible assets	144.5	—	144.5
Other long-term assets	16.7	—	16.7

	564.8	1.1	565.9

Total assets	$1,038.1	$(12.6)	$1,025.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$1.2	$—	$1.2
Current portion of long-term debt	10.7	—	10.7
Accounts payable	84.7	—	84.7
Compensation and benefits	11.5	—	11.5
Other accrued items	44.7	1.1	45.8
Advance payments and unearned income	22.3	—	22.3
Income taxes payable	6.8	—	6.8
Restructuring liabilities	10.8	—	10.8
Current portion of long-term capital lease obligation to Harris Corporation	3.1	—	3.1
Due to Harris Corporation	17.2	—	17.2

Total current liabilities	213.0	1.1	214.1
Long-term liabilities	67.1	(2.1)	65.0

Total liabilities	280.1	(1.0)	279.1
Total shareholders’ equity	758.0	(11.6)	746.4

Total liabilities and shareholders’ equity	$1,038.1	$(12.6)	$1,025.5

Acquisition of Stratex Networks, Inc. and Combination with MCD

On January 26, 2007, we completed the Stratex acquisition. Concurrently with the merger of Stratex and Stratex Merger Corp. (the “merger”), Harris contributed MCD, along with $32.1 million in cash (comprised of

$26.9 million contributed on January 26, 2007 and $5.2 million held by our foreign operating subsidiaries on January 26, 2007) to us and we assumed the liabilities (with certain exceptions) of MCD.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated), which is sometimes referred to in this Annual Report on Form 10-K as the MD&A, is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to our consolidated financial statements and related notes in Item 8 “Financial Statements and Supplementary Data (Restated).”

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

We are focused on increasing international revenue by offering innovative new products and expanding regional sales channels to capture greenfield network opportunities. We will also focus on two major evolutionary trends in the global communications market by 1) penetrating large regional mobile telecom operators to participate in network expansion and new third-generation (“3G”) network opportunities; and 2) enabling the migration to IP networking in both the public and private segments by providing both IP-enabled and IP-centric wireless transmission solutions.

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

Maintaining an Efficient Capital Structure

Our capital structure is intended to optimize our cost of capital. We believe a strong capital position, access to key financial markets, ability to raise funds at a low effective cost and overall low cost of borrowing provide a competitive advantage. We had $98.1 million in cash, cash equivalents, short-term investments and available for sale securities as of June 27, 2008.

Key Indicators

We believe our drivers, when fully implemented, will improve key indicators such as: net income, revenue, gross margin, gross margin percentage, selling and administrative expenses as a percentage of revenue and cash flow from operations.

OPERATIONS REVIEW

Revenue and Net Loss (Restated)

			2008/2007		2007/2006
			% Increase/		% Increase/
	2008	2007	(Decrease)	2006	(Decrease)
		(Restated)		(Restated)
	(In millions, except percentages)

Revenue	$718.4	$507.9	41.4%	$357.5	42.1%
Net loss	$(11.9)	$(21.8)	N/M	$(38.6)	N/M
% of revenue	(1.7)%	(4.3)%	—	(10.8)%	—

N/M = Not meaningful, as used in the tables throughout this MD&A.

Fiscal 2008 Compared with Fiscal 2007 (Restated)

The results of operations in fiscal 2008 include the operations acquired in the Stratex acquisition for the entire year while the results for fiscal 2007 include the results of Stratex since January 26, 2007 or five months. Historically, Stratex derived its revenues primarily from international markets.

Our revenue in fiscal 2008 was $718.4 million, an increase of $210.5 million or 41.4%, compared with fiscal 2007. Revenue in fiscal 2008 included $353.9 million from sales of former Stratex products and services compared with $123.7 million in fiscal 2007. Excluding the impact of the Stratex acquisition, revenue declined $19.7 million, primarily due to a decrease in sales of the former MCD business products and services in the International Microwave segment. The Network Operations segment operating income increased by $0.1 million in fiscal 2008 compared with fiscal 2007.

Our net loss in fiscal 2008 was $11.9 million compared with a net loss of $21.8 million in fiscal 2007. The net loss in fiscal 2008 and fiscal 2007 included the following purchase accounting adjustments and other expenses related to the acquisition and integration of Stratex, share-based compensation expense and inventory markdowns and impairment from product transitioning:

	Fiscal 2008	Fiscal 2007
	(In millions)

Write-off of in-process research & development	$—	$15.3
Cost of integration activities undertaken in connection with the merger	9.3	5.4
Amortization of the fair value adjustments related to fixed assets and inventory	2.8	9.0
Amortization of developed technology	7.1	3.0
Amortization of trade names, customer relationships and non-competition agreements and backlog	6.7	7.5
Restructuring charges	9.3	8.6
Share-based compensation expense	7.8	1.6
Inventory markdowns and impairment from product transitioning	14.7	—

	$57.7	$50.4

During fiscal 2008, we continued the restructuring activities and plans approved in connection with the Stratex acquisition. These restructuring plans included the consolidation of facilities and operations of the predecessor entities in Canada, France, the U.S., China, Brazil and, to a lesser extent, Mexico, New Zealand and the United Kingdom. These restructuring activities were completed during the fourth quarter of fiscal 2008.

During fiscal 2008, we recorded an additional $9.3 million of restructuring charges in connection with implementation of these fiscal 2007 plans. The costs related to reductions in force consisted primarily of retention, severance and other benefits totaling $3.4 million. We also recorded $1.8 million in restructuring charges related to the impairment of a lease, $1.9 million relating to impairment of fixed assets and leasehold improvements and $2.2 million relating to the reduction in fair value of ICMS tax recoverable in Brazil.

These charges to restructuring in fiscal 2008 were partially offset by $0.3 million from the reduction in severance estimated to be paid in France and a $0.3 million reduction in the amount estimated to close out our restructuring liability in connection with our fiscal year 2006 restructuring plan to transfer our Montreal manufacturing activities to our San Antonio, Texas facility.

Fiscal 2007 Compared with Fiscal 2006 (Restated)

Our revenue in fiscal 2007 was $507.9 million, an increase of $150.4 million or 42.1% compared with fiscal 2006, and includes $123.7 million of revenue from the products and services acquired in the Stratex acquisition during the five-month period following January 26, 2007. The remainder of the revenue increase, or $26.7 million, resulted from growth in the North America Microwave, and Network Operations segments, offset by a decline in International Microwave segment revenue. The increased demand for our products in North America during fiscal 2007 came from both wireless service providers and private networks as mobile operators began to substitute microwave wireless capabilities for leased lines to reduce network operating costs, expand their geographic footprint and increase capacity to handle high-bandwidth voice, data, and video services. Private network demand also increased during fiscal 2007 compared with fiscal 2006, driven by the need for higher bandwidth and by the availability of federal grant dollars to improve interoperability of public safety networks. The decline in International Microwave segment revenue was driven by lower revenue in Asia-Pac, EMER and Africa, due to the timing of project awards.

Our fiscal 2007 net loss was $21.8 million compared with a net loss of $38.6 million in fiscal 2006. The fiscal 2007 net loss reflected the following charges related to the acquisition of Stratex: $15.3 million write-off of acquired in-process research and development; $6.3 million of charges related primarily to severance and integration activities undertaken in connection with the merger; $9.0 million amortization of a portion of the fair value adjustments related to inventory and fixed assets; and $10.5 million of amortization related to developed technology, trade names, customer relationships, contract backlog and non-competition agreements. These charges were classified in cost of product sales and services or selling and administrative expenses depending on the nature of the charge.

Additionally, we recorded $9.3 million of restructuring charges in connection with plans to improve operating efficiencies, and to create synergies through the consolidation of facilities. We began implementation of a plan in February 2007 to scale down operations in Montreal, Canada and, to a lesser extent, in the U.S. In the initial phase of this plan, notices were sent to approximately 200 employees in Montreal that their employment would be terminated between March 30, 2007 and December 31, 2007. We began implementation of a plan in June 2007 to scale down operations in Paris, France and, to a lesser extent, Mexico City, Mexico. Notices were sent to 12 employees in Paris and three employees in Mexico City that their employment would be terminated by December 31, 2007.

These charges were partially offset by income generated from the operations acquired from Stratex, and by the margin generated by the increased revenue from our North America Microwave segment. In fiscal 2007 we recorded a net tax benefit of $6.1 million, compared with a tax provision of $6.8 million in fiscal 2006. The tax benefit recorded in fiscal 2007 resulted primarily from foreign tax credits earned by our international operations during the fiscal year.

Gross Margin

			2008/2007		2007/2006
			% Increase/		% Increase/
	2008	2007	(Decrease)	2006	(Decrease)
	(In millions, except percentages)

Revenue	$718.4	$507.9	41.4%	$357.5	42.1%
Cost of product sales and services	$528.2	$361.2	46.2%	$275.2	31.3%
Gross margin	$190.2	$146.7	29.7%	$82.3	78.3%
% of revenue	26.5%	28.9%	—	23.0%	—

Fiscal 2008 Compared with Fiscal 2007

Gross margin in fiscal 2008 was $190.2 million, or 26.5% of revenue, compared with $146.7 million, or 28.9% of revenue in fiscal 2007. Gross margin in fiscal 2008 was reduced by $14.7 million for inventory markdowns and impairment relating to product transitioning, $7.1 million of amortization on developed technology, $0.8 million for amortization of the fair value of adjustments for fixed assets acquired from Stratex, and $1.5 million of merger integration costs. Gross margin in fiscal 2007 was reduced by an $8.3 million write-off of a portion of the fair value adjustments related to inventory and fixed assets, and $3.0 million for amortization of developed technology.

Our gross margin percentage during fiscal 2008 was comparatively lower than the gross margin percentage in fiscal 2007 because of the expenses described above and because our International Microwave segment revenue included a significant amount of the lower-margin, low-capacity version of Eclipse microwave radio sales in fiscal 2008. Gross margin percentage continued to be adversely affected by increased freight and service costs in fiscal 2008.

Fiscal 2007 Compared with Fiscal 2006

Our fiscal 2007 gross margin was $146.7 million, or 28.9% of revenue, compared with $82.3 million, or 23.0% of revenue, in fiscal 2006. Our fiscal 2006 gross margin was negatively impacted by a $34.9 million write-down of inventory related to product discontinuances and there was no comparable write-down in fiscal 2007. Our fiscal 2007 gross margin was reduced by the following amounts related to the acquisition of Stratex: $8.3 million amortization of a portion of the fair value adjustments related to inventory and fixed assets; and $3.0 million of amortization on developed technology. Our fiscal 2007 gross margin was also impacted by an increase in gross margin attributed to the gross margin generated by the products and services acquired from Stratex and the margin generated by the increase in revenue from our North America Microwave segment.

Research and Development Expenses

			2008/2007		2007/2006
			% Increase/		% Increase/
	2008	2007	(Decrease)	2006	(Decrease)
	(In millions, except percentages)

Research and development expenses	$46.1	$39.4	17.0%	$28.8	36.8%
% of revenue	6.4%	7.8%	—	8.1%	—

Fiscal 2008 Compared with Fiscal 2007

Research and development (“R&D”) expenses were $46.1 million in fiscal 2008, compared with $39.4 million in fiscal 2007. As a percent of revenue, these expenses decreased from 7.8% in fiscal 2007 to 6.4% in fiscal 2008 due to higher revenue. The majority of the increase in spending in fiscal 2008 compared with fiscal 2007 was attributable to the R&D activities acquired from Stratex. The remainder of the increase was attributable to higher spending in fiscal 2008 related to our TRuepoint 6000 development efforts.

Fiscal 2007 Compared with Fiscal 2006

Research and development expenses were $39.4 million in fiscal 2007, compared with $28.8 million in fiscal 2006. As a percent of revenue, these expenses decreased from 8.1% in fiscal 2006 to 7.8% in fiscal 2007. Of the total increase in the expense, $7.2 million of the increase was attributable to the research and development expense related to the Stratex merger. The remainder of the increase was primarily due to higher spending in fiscal 2007 related to our new TRuepoint family of microwave radios.

Selling and Administrative Expenses (Restated)

			2008/2007		2007/2006
			% Increase/		% Increase/
	2008	2007	(Decrease)	2006	(Decrease)
		(Restated)		(Restated)
	(In millions, except percentages)

Selling and administrative expenses	$141.4	$98.9	43.0%	$68.6	44.2%
% of revenue	19.7%	19.5%	—	19.2%	—

Fiscal 2008 Compared with Fiscal 2007 (Restated)

Selling and administrative (“S&A”) expenses in fiscal 2008 increased to $141.4 million from $98.9 million in fiscal 2007. As a percentage of revenue, these expenses increased from 19.5% of revenue in fiscal 2007 to 19.7% of revenue in fiscal 2008. This increase was partially offset by a $3.3 million gain on the change in fair value of warrants classified in S&A expenses compared with a $0.6 million gain in fiscal 2007. S&A expenses also increased as a result of the increase in revenue. The majority of the increase in spending in fiscal 2008 compared with fiscal 2007 was attributable to the S&A expenses associated with the former Stratex business. The remainder of the increase was due to higher selling expenses associated with the increase in revenue, and increased costs incurred for compliance with Sarbanes-Oxley requirements for review and attestation of internal control over financial reporting.

Fiscal 2007 Compared with Fiscal 2006 (Restated)

Our fiscal 2007 selling and administrative expenses increased to $98.9 million from $68.6 million in fiscal 2006. As a percentage of revenue, these expenses increased from 19.2% of revenue in fiscal 2006 to 19.5% of revenue in fiscal 2007. Of the total increase, $19.8 million of the increase was attributable to the selling and administrative expenses acquired from Stratex. S&A expenses in fiscal 2006 were favorably impacted by a $1.8 million gain on the sale of a building in San Antonio, Texas. The remainder of the increase was due to higher selling expenses resulting from the increase in revenue.

Other Operating Expenses and Charges

During fiscal 2008, Harris Stratex continued its restructuring activities implemented within the merger restructuring plans approved in connection with the January 26, 2007 merger between the Microwave Communications Division of Harris Corporation and Stratex Networks, Inc. These restructuring plans included the consolidation of facilities and operations of the predecessor entities in Canada, France, the U.S., China, Brazil and, to a lesser extent, Mexico, New Zealand and the United Kingdom.

During fiscal 2008, we recorded an additional $9.3 million of restructuring charges in connection with the implementation of these fiscal 2007 plans. These fiscal 2008 additional charges consist of:

Severance, retention and related charges associated with reduction in force activities totaling $3.4 million ($4.0 in fiscal 2008 charges, less $0.6 million for a reduction in the restructuring liability recorded for Canada and France as of June 29, 2007).

Lease impairment charges totaling $1.8 from implementation of fiscal 2007 plans and changes in estimates related to sub-tenant activity at our U.S. and Canadian locations.

Impairment of fixed assets and leasehold improvements totaling $1.9 million at our Canadian location.

Impairment of a recoverable value-added type tax in Brazil totaling $2.2 million resulting from our scaled down operations and reduced activity which negatively affected the fair value of this recoverable asset (included in “Other current assets” on our consolidated balance sheets).

During the third quarter of fiscal 2007, in connection with the Stratex acquisition on January 26, 2007, we recognized $12.0 million of restructuring liabilities representing the fair value of Stratex restructuring liabilities incurred prior to, and not related to, the acquisition as summarized in the table below. Those charges related to building lease obligations at four of Stratex’ U.S. facilities. During fiscal 2008, we made payments of $4.8 million on these leases, which reduced the liability by $4.1 million, net of $0.7 million in interest expense. Also during fiscal 2008, new information became available with regard to our utilization of the space under these building lease obligations and we reduced our restructuring liability by $1.1 million with an offsetting decrease to goodwill under purchase accounting. Subsequent to the one-year window under purchase accounting, we updated our estimate of the utilization of this space under these lease obligations and increased the liability by $0.5 million with an increase to restructuring expense.

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

We do not anticipate any additional restructuring charges under our fiscal year 2007 restructuring plans. The following table summarizes the costs incurred for our fiscal 2007 restructuring plans:

		Total Costs
		Incurred During	Cumulative
	Total Costs	the Fiscal	Costs
	Incurred	Year	Incurred
	through	Ended	through
	June 29,	June 27,	June 27,
	2007	2008	2008
	(In millions)

North America Microwave:
Severance and benefits	$5.1	$3.0	$8.1
Facilities and other	—	3.7	3.7

Total North America Microwave	$5.1	$6.7	$11.8

International Microwave:
Severance and benefits	$4.2	$0.4	$4.6
Facilities and other	—	2.2	2.2

Total International Microwave	$4.2	$2.6	$6.8

Totals	$9.3	$9.3	$18.6

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

Income Taxes (Restated)

			2008/2007		2007/2006
			% Increase/		% Increase/
	2008	2007	(Decrease)	2006	(Decrease)
		(Restated)		(Restated)
	(In millions, except percentages)

Loss before income taxes	$(13.9)	$(27.9)	(50.2)%	$(31.8)	(12.3)%
Income tax benefit (expense)	$2.0	$6.1	N/M	$(6.8)	N/M
% of loss before income taxes	14.4%	21.9%	—	(21.4)%	—

The income tax benefit of $2.0 million in fiscal 2008 reflected our pre-tax loss based on our estimated annual effective tax rate. The variation between income taxes and income tax benefit at the statutory rate of 35% was primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates.

Our fiscal 2007 tax benefit was the result of foreign tax credits earned as a result of our international operations offset somewhat by unfavorable carve-out tax adjustments attributable to MCD.

At June 27, 2008, we had $8.0 million of federal alternative minimum tax (“AMT”) credit carryforwards, which do not expire. We also had net operating loss carryforwards of approximately $198.5 million. The tax loss carryforwards have expiration dates ranging between one year and no expiration in certain instances. We recorded a full valuation allowance on the net operating loss carryforward in the opening balance sheet of Stratex under purchase accounting. This adjustment resulted in an increase to goodwill. Any realization of this net operating loss carryforward in the future will be recorded as a reduction to goodwill. We also had foreign tax credit carryforwards in the amount of $6.9 million, which will begin to expire in 2017.

For periods prior to January 26, 2007, income tax expense has been determined as if MCD had been a stand-alone entity, although the actual tax liabilities and tax consequences applied only to Harris. In those periods, our income tax expense for those periods related to income taxes paid or to be paid in foreign jurisdictions for which net operating loss carryforwards were not available and domestic taxable income is deemed offset by tax loss carryforwards for which an income tax valuation allowance had been previously provided for in the financial statements. Thus, there were no changes in our tax provision for periods prior to fiscal 2007.

Related Party Transactions

Prior to the Stratex acquisition, Harris provided information services, human resources, financial shared services, facilities, legal support and supply chain management services to us. The charges for those services were billed to us primarily based on actual usage. On January 26, 2007, we entered into a Transition Services Agreement with Harris to provide for certain services during the periods subsequent to the Stratex acquisition. These services also are charged to us based primarily on actual usage and include database management, supply chain operating systems, eBusiness services, sales and service, financial systems, back office material resource planning support, HR systems, internal and information systems shared services support, network management and help desk support, and server administration and support. During fiscal 2008, 2007 and 2006, Harris charged us $7.0 million, $6.8 million and $5.6 million for these services.

We have sales to, and purchases from, other Harris entities from time to time. Prior to January 26, 2007, the entity initiating the transaction sold to the other Harris entity at cost or transfer price, depending on jurisdiction. The entity making the sale to the end customer recorded the profit on the transaction above cost or transfer price, depending on jurisdiction. Subsequent to January 26, 2007, these purchases and sales are recorded at market price. Our sales to other Harris entities were $3.5 million, $1.9 million and $6.5 million in fiscal 2008, 2007 and 2006. We also recognized costs associated with related party purchases from Harris of $6.1 million, $6.7 million and $12.7 million for fiscal 2008, 2007 and 2006.

Harris was the primary source of our financing and equity activities through January 26, 2007, the date of the Stratex acquisition. During the seven months ended January 26, 2007, Harris’ net investment in us was increased by $24.1 million. During fiscal 2006, Harris provided $2.8 million to recapitalize one of our subsidiaries and Harris’ net investment in us decreased by $7.8 million.

Additionally, through the date of the Stratex acquisition, Harris loaned cash to us to fund our international entities, and we distributed excess cash back to Harris. This arrangement ended on January 26, 2007. We recognized interest income and expense on these loans. The amount of interest income and expense in fiscal 2007 and 2006 was not significant.

The unpaid amounts billed from Harris are included within “Due to Harris Corporation” on our Consolidated Balance Sheets. Additionally, we have other receivables and payables in the normal course of business with Harris. These amounts are netted within “Due to Harris Corporation” on our Consolidated Balance Sheets. Total receivables from Harris were $4.0 million and $0.7 million as of June 27, 2008 and June 29, 2007. Total payables to Harris were $20.8 million and $17.9 million as of June 27, 2008 and June 29, 2007.

Prior to January 26, 2007, MCD used certain assets in Canada owned by Harris that were not contributed to us as part of the Combination Agreement. We continue to use these assets in our business and we entered into a five-year lease agreement to accommodate this use. This agreement is a capital lease under generally accepted accounting principles. As of June 27, 2008, our lease obligation to Harris was $2.6 million of which $1.3 million is a current liability and the related asset amount, net of accumulated amortization of $2.1 million, is included in property, plant and equipment. Quarterly lease payments are due to Harris based on the amount of 103% of Harris’ annual depreciation calculated in accordance with U.S. generally accepted accounting principles.

During the first quarter of fiscal 2008, we recognized an impairment charge of $1.3 million on a portion of these assets which is included in our restructuring charges. We also recognized an increase of $0.4 million to the lease obligation balance during fiscal 2008 from a recapitalization under the lease terms, primarily because of the impairment charge discussed above and a rescheduling of the lease payments. During fiscal 2008, we paid Harris $3.8 million under this capital lease obligation resulting from the $1.3 million impairment discussed above and the lease payments. Our amortization expense on this capital lease was $1.8 million and $0.8 million in fiscal 2008 and fiscal 2007. As of June 27, 2008, the future minimum payments for this lease are $1.4 million for fiscal 2009, $0.8 million for fiscal 2010, $0.5 million for fiscal 2011 and, $0.2 million for fiscal 2012.

Discussion of Business Segments

North America Microwave Segment (Restated)

			2008/2007		2007/2006
			% Increase/		% Increase/
	2008	2007	(Decrease)	2006	(Decrease)
		(Restated)		(Restated)
	(In millions, except percentages)

Revenue	$232.4	$216.3	7.4%	$168.1	28.7%
Segment operating income	$(9.4)	$6.3	N/M	$14.8	(57.4)%
% of revenue	(4.0)%	2.9%	—	8.8%	—

Fiscal 2008 Compared with Fiscal 2007 (Restated)

North America Microwave segment revenue increased by $16.1 million, or 7.4%, in fiscal 2008 compared with fiscal 2007. Revenue in fiscal 2008 and fiscal 2007 included $25.5 million and $7.7 million from sales of former Stratex products and services. Revenue drivers in the North America Microwave segment included customer demand for increased bandwidth, footprint expansion and the relocation of advanced wireless services to the 2 gigahertz spectrum by mobile operators.

The North America Microwave fiscal 2008 operating loss was increased by the following amounts related to the acquisition of Stratex: $1.1 million for amortization of the fair value adjustments for fixed assets, $2.7 million for amortization of developed technology, trade names, customer relationships, and non-compete agreements, $4.9 million of restructuring charges, $1.8 million for impairment of a lease agreement and $3.2 million of integration expenses undertaken in connection with the merger including the reduction in force at our Montreal facility. The North America Microwave segment fiscal 2008 operating loss was further increased by $12.9 million of inventory markdowns and impairment from product transitioning, as discussed above.

Operating income for this segment in fiscal 2007 was reduced by the following amounts related to the acquisition of Stratex: a $0.4 million write-off of a portion of the fair value adjustments for fixed assets, $1.4 million for amortization of developed technology, tradenames, customer relationships and non-compete agreements, and $7.8 million of charges related principally to restructuring and integration activities undertaken in connection with the merger.

The North America Microwave segment operating results also included $7.4 million in share-based compensation expense during fiscal 2008 compared with $5.7 million in fiscal 2007.

Fiscal 2007 Compared with Fiscal 2006 (Restated)

North America Microwave segment revenue increased by $48.2 million or 28.7% from fiscal 2006 to fiscal 2007. Revenue for fiscal 2007 included $7.7 million of revenue related to the acquisition of Stratex. The remainder of the increase reflected increased demand for our products driven primarily by mobile operators that were upgrading and expanding networks for high bandwidth voice, data and video services and by private networks upgrading for increased reliability, survivability and interoperability.

Fiscal 2007 operating income was reduced by the following amounts related to the acquisition of Stratex: $0.4 million amortization of the fair value adjustments for fixed assets, $1.4 million for amortization of developed technology, trade names, customer relationships, and non-compete agreements, $5.1 million of restructuring charges, and $2.7 of integration and severance charges undertaken in connection with the merger including the reduction in force at our Montreal facility. North America operating income increased by $0.8 million attributable to the acquisition of Stratex.

Operating margin as a percentage of revenue also declined from 2006 to 2007 due to a higher mix of lower margin service revenue in fiscal 2007 compared with fiscal 2006.

International Microwave Segment (Restated)

			2008/2007		2007/2006
			% Increase/		% Increase/
	2008	2007	(Decrease)	2006	(Decrease)
		(Restated)		(Restated)
	(In millions, except percentages)

Revenue	$461.7	$272.2	69.6%	$172.3	58.0%
Segment operating loss	$(5.7)	$(31.3)	N/M	(34.8)	N/M
% of revenue	(1.2)%	(11.5)%	—	(20.2)%	—

Fiscal 2008 Compared with Fiscal 2007 (Restated)

International Microwave segment revenue increased by $189.5 million or 69.6% in fiscal 2008 compared with fiscal 2007. Revenue in fiscal 2008 and fiscal 2007 included $328.4 million and $116.0 million from sales of former Stratex products and services. Excluding the impact of the revenue from Stratex products and services, our International Microwave segment revenue decreased by $22.9 million because of our transition to selling the former Stratex products.

Our International Microwave segment had an operating loss of $5.7 million in fiscal 2008 compared with an operating loss of $31.3 million in fiscal 2007. The operating income in fiscal 2008 reflected the following charges related to the acquisition of Stratex: $1.7 million for amortization of the fair value adjustments for fixed assets, $11.9 million for amortization of developed technology, tradenames, customer relationships, contract backlog and non-compete agreements, $2.6 million of restructuring charges and $6.1 million of integration expenses associated with the merger. Our fiscal 2008 segment operating loss was further increased by $1.8 million of inventory markdowns. Finally, we absorbed a significant increase in freight and service costs during fiscal 2008.

The operating loss in fiscal 2007 was increased by the following amounts related to the acquisition of Stratex: a $15.3 million write-off of in-process research and development, $8.6 million for amortization of the fair value adjustments for inventory and fixed assets, $9.1 million for amortization of developed technology, tradenames, customer relationships, contract backlog and non-compete agreements, and $7.8 million of charges related principally to restructuring and integration activities undertaken in connection with the merger.

We also recorded $0.4 million in share-based compensation expense in fiscal 2008 in our International Microwave segment compared with none in fiscal 2007.

Fiscal 2007 Compared with Fiscal 2006 (Restated)

International Microwave segment revenue increased by $99.9 million or 58.0% from fiscal 2006 to fiscal 2007. Revenue in fiscal 2007 included $116.0 million from products and services obtained in the Stratex acquisition. Excluding the impact of the revenue from Stratex products and services, our International Microwave revenue declined by $16.0 million.

This segment had an operating loss of $31.3 million for fiscal 2007 compared with an operating loss of $34.8 million for fiscal 2006. The operating loss for fiscal 2007 reflected the following charges related to the acquisition of Stratex: $15.3 million write off of in-process research and development, $8.6 million amortization of the fair value adjustments for inventory and fixed assets, $9.1 million amortization of developed technology, trade names, customer relationships, contract backlog and non-compete agreements, $4.2 million of restructuring charges including the reduction in force at our Paris facility, and $3.6 million of integration expenses associated with the merger. The operating loss for fiscal 2006 reflected $34.9 million of inventory write-downs related to product discontinuances, and $3.8 million in restructuring costs associated with relocating our Montreal manufacturing activities to our San Antonio, Texas manufacturing plant. International operating income increased by $9.0 million attributable to the acquisition of Stratex.

Operating margin as a percentage of revenue also declined from 2006 to 2007 due to a higher mix of lower margin service revenue in fiscal 2007 compared with fiscal 2006.

Network Operations Segment

			2008/2007		2007/2006
			% Increase/		% Increase/
	2008	2007	(Decrease)	2006	(Decrease)
	(In millions, except percentages)

Revenue	$24.3	$19.4	25.2%	$17.1	13.5%
Segment operating income	$1.4	$1.3	7.7%	$1.1	18.2%
% of revenue	5.8%	6.7%	—	6.4%	—

Fiscal 2008 Compared with Fiscal 2007

Network Operations segment revenue increased by 25.2% in fiscal 2008 compared with fiscal 2007. This segment had operating income of $1.4 million in fiscal 2008 compared with operating income of $1.3 million in fiscal 2007. Operating income as a percentage of sales decreased to 5.8% in fiscal 2008 compared with 6.7% in fiscal 2007 however. The increase in revenue resulted primarily from an increase in software and license revenue in fiscal 2008 because of increased demand for our service assurance solution with next generation network customers as a result of new features and functionality in our product offerings. The increase in operating income during fiscal 2008 was driven by product mix including an increase in higher margin software and license revenue and a decrease in S&A expenses as a percentage of revenue.

Fiscal 2007 Compared with Fiscal 2006

Network Operations segment revenue increased by 13.5% from fiscal 2006 to fiscal 2007. This segment had operating income of $1.3 million in fiscal 2007, which represented an improvement of 18.2% compared with operating income of $1.1 million in fiscal 2006. Additionally, operating income as a percentage of sales increased to 6.7% in fiscal 2007 compared with 6.4% in fiscal 2006. The increase in revenue resulted primarily from an increase in maintenance and services revenue in fiscal 2007 compared with fiscal 2006.

The increase in operating income in total and as a percentage of sales was driven by product mix and a slight increase in higher margin software revenue compared with fiscal 2006.

Liquidity, Capital Resources and Financial Strategies

Cash Flows

	Fiscal Years Ended
	2008	2007	2006
	(In millions)

Net cash provided by (used in) operating activities	$40.0	$(13.1)	$19.5
Net cash (used in) provided by investing activities	(2.1)	14.3	(8.2)
Net cash (used in) provided by financing activities	(13.4)	57.3	(5.8)
Effect of foreign exchange rate changes on cash	1.3	(3.1)	0.5

Net increase in cash and cash equivalents	$25.8	$55.4	$6.0

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with a remaining maturity of three months or less at the time of purchase to be cash equivalents. Our cash and cash equivalents increased by $25.8 million to $95.0 million during fiscal 2008. We generated $40.0 million in cash flow from operations, $26.6 million in cash and cash equivalents from the sale of short-term investments and realized proceeds from the exercise of stock options of $1.5 million. These increases to cash and cash equivalents were partially offset by our purchase of short-term investments totaling $9.2 million, $9.2 million in purchases of property, plant and equipment, $10.3 million in additions to capitalized software, the repayment of $1.2 million in short-term debt and principal payments of $10.7 million on long-term debt.

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

Net Cash Provided by (Used in) Operating Activities (Restated)

Our net cash and cash equivalents provided by operating activities was $40.0 million during fiscal 2008 compared with $13.1 million used in operating activities during fiscal 2007. Operating cash flow in fiscal 2008 benefited from a $15.9 decrease in unbilled costs and inventories, increases in accounts payable and accrued expenses ($1.3 million) and an increase in advance payments and unearned income ($7.8 million). These increases to operating cash flow were partially offset by an increase of $13.7 million in receivables and a $3.8 million decrease of restructuring liabilities and other during fiscal 2008.

Our net cash used in operating activities was $13.1 million in fiscal 2007 compared with $19.5 million cash provided by operating activities in fiscal 2006. Operating cash flow was reduced by increases in receivables, inventories and unbilled costs. These negative cash flow items were partially offset by increases in accounts payable and accrued expenses, advance payments and unearned income and amounts due to Harris. The increase in inventories was due to the build-up of several large projects scheduled to ship during fiscal 2008.

Net Cash (Used in) Provided by Investing Activities

Our net cash used in investing activities was $2.1 million during fiscal 2008 compared with $14.3 million provided by investing activities during fiscal 2007. Net cash used in investing activities during fiscal 2008 was $9.2 million in purchases of short-term investments, $10.3 million of additions of capitalized software primarily for the purchase and implementation of new enterprise-wide information systems and $9.2 million of additions of property, plant and equipment. These uses of cash in investing activities during fiscal 2008 were partially offset by the receipt of $26.6 million in proceeds from the sale and maturity of short-term investments and available for sale securities.

Our net cash provided by investing activities was $14.3 million in fiscal 2007 compared with $8.2 million used in investing activities in fiscal 2006, primarily because of the cash provided by the merger and the contribution transaction. Net cash used in investing activities in fiscal 2007 was primarily for $30.7 million in purchases of short-term investments, $2.9 million of additions of capitalized software and $8.3 million of additions of property, plant and equipment. Net cash used in investing activities in fiscal 2006 was due to $9.6 million of additions of plant and equipment and $3.2 million of additions of capitalized software, which was partially offset by $4.6 million proceeds from the sale of land and building in San Antonio, Texas.

Our total additions of capitalized software and property, plant and equipment in fiscal 2009 are expected to be in the $25 million to $28 million range. We expect that funding for these additions will be available from cash flow provided by operations and, if necessary, our new credit facility.

Net Cash (Used in) Provided by Financing Activities

Our net cash used in financing activities during fiscal 2008 was $13.4 million compared with $57.3 million provided by financing activities during fiscal 2007. The net cash used in financing activities during fiscal 2008 was for the repayment of $1.2 million in short-term debt, payment of $3.7 million on our capital lease obligation to Harris and $10.7 million in principal payments on long-term debt. We received $1.5 million in proceeds from the exercise of former Stratex stock options during fiscal 2008.

Our net cash provided by financing activities in fiscal 2007 was $57.3 million compared with $5.8 million used in financing activities in fiscal 2006. The net cash provided by financing activities in fiscal 2007 came primarily from $26.9 million in proceeds from the issuance of Class B common stock issued to Harris, $24.1 million in net cash and other transfers from Harris prior to the Stratex acquisition, $8.3 million in proceeds from the issuance of redeemable preference shares and $3.1 million in proceeds from the exercise of former Stratex options. Our short-term debt also increased by $1.0 million during fiscal 2007. We made $5.2 million in principal payments on our long-term debt during fiscal 2007.

Sources of Cash

As of June 27, 2008, our principal sources of liquidity consisted of $98.1 million in cash, cash equivalents, short-term investments and available for sale securities and $32.6 million of available credit under our $50 million credit facility.

Available Credit Facility and Repayment of Debt

As of June 27, 2008, we had $32.6 million of credit available against our $50 million revolving credit facility with a commercial bank as mentioned above. The total amount of revolving credit available was $50 million less the outstanding balance of the term loan portion and any usage under the revolving credit portion. The balance of the term loan portion of our credit facility was $8.8 million as of June 27, 2008 and there were $8.6 million outstanding in standby letters of credit as of that date, which were defined as usage under the revolving credit portion of the facility. There were no borrowings under the short-term debt portion of the facility as of June 27, 2008. On June 30, 2008, this facility was terminated and replaced with a new revolving credit facility (the “New Facility”) for an initial committed amount of $70 million, and the amount of available credit was $60 million. As of that date, we repaid $8.8 million in long-term debt outstanding with the proceeds of a $10 million short-term borrowing under the New Facility.

The commitment under the New Facility is currently divided equally between Silicon Valley Bank and Bank of America, with each providing $35 million. The initial term of the New Facility is 3 years and provides for (1) demand borrowings at the greater of Bank of America’s prime rate and the Federal Funds rate plus 0.5%, (2) fixed term Eurodollar loans for six months or more as agreed with the banks at LIBOR plus a spread of between 1.25% to 2.00% based on the company’s current leverage ratio and (3) the issuance of standby or commercial letters of credit. The New Facility contains a minimum liquidity ratio covenant and a maximum leverage ratio covenant and is unsecured.

Our debt consisted of the following as of June 27, 2008 and June 29, 2007:

	June 27, 2008	June 29, 2007
	(In millions)

Credit Facility with Bank:
Term Loan A	$0.0	$5.7
Term Loan B	8.8	13.8
Other short-term notes	0.0	1.2

Total	8.8	20.7
Less current portion and short-term notes	(5.0)	(11.9)

Long-term debt	$3.8	$8.8

Term Loan A of the credit facility required monthly principal payments of $0.5 million plus interest at a fixed rate of 6.38% through May 2008. This loan was repaid in full, including all accrued interest, in June 2008. Term Loan B required monthly principal payments of $0.4 million plus interest at a fixed rate of 7.25% through March 2010. This loan was also repaid in full, including all accrued interest, on June 30, 2008 with the proceeds of a $10 million short-term borrowing under the new credit facility mentioned above.

At June 27, 2008, our future debt principal payment obligations were as follows:

Years Ending in
June
(In millions)

2009	$5.0
2010	3.8

Total	$8.8

As mentioned above, the total debt obligation of $8.8 million outstanding as of June 27, 2008 was repaid in full with the proceeds of a $10 million short-term borrowing under the new credit facility on June 30, 2008.

Based on covenants included as part of the credit facility as of June 27, 2008, we must maintain, as measured at the last day of each fiscal quarter, tangible net worth of at least $54 million plus (1) 25% of net income, as determined in accordance with U.S. GAAP (exclusive of losses) and (2) 50% of any increase to net worth due to subordinated debt or net equity proceeds from either public or private offerings (exclusive of issuances of stock under our employee benefit plans) for such quarter and all preceding quarters since December 31, 2005. We were also must maintain, as measured at the last day of each fiscal month, a ratio of not less than 1.25 determined as follows: (a) the sum of total unrestricted cash and cash equivalents plus short-term and long-term marketable securities plus 25% of all accounts receivable due to us minus certain outstanding bank services and reserve for foreign currency contract transactions, divided by (b) the aggregate amount of outstanding borrowings and other obligations to the bank. As of June 27, 2008, we were in compliance with these financial covenants.

Restructuring and Payments

We have a liability for restructuring activities totaling $10.3 million as of June 27, 2008, of which $5.1 million is classified as a current liability and expected to be paid out in cash over the next year. We expect to fund these future payments with cash flow provided by operations, and, if necessary, our new credit facility.

Contractual Obligations

At June 27, 2008, we had contractual cash obligations for repayment of debt and related interest, purchase obligations to acquire goods and services, payments for operating lease commitments, obligations to Harris, payments on our restructuring and severance liabilities, redemption of our preference shares and payment of the related required dividend payments and other current liabilities on our balance sheet in the normal course of business. Cash payments due under these contractual obligations are estimated as follows:

	Obligations Due by Fiscal Year
			2010	2012
	Total	2009	and 2011	and 2013	After 2013
	(In millions)

Long-term debt	$8.8	$5.0	$3.8	$—	$—
Interest on long-term debt	0.6	0.5	0.1	—	—
Purchase obligations(1)	23.2	23.2	—	—	—
Operating lease commitments	22.6	9.7	12.2	0.7	—
Amounts due to Harris Corporation	16.8	16.8	—	—	—
Capital lease obligation to Harris Corporation(5)	2.9	1.4	1.3	0.2	—
Restructuring and severance liabilities	15.1	7.6	7.2	0.3	—
Redeemable preference shares(2)	8.3	—	—	—	8.3
Dividend requirements on redeemable preference shares(3)	8.6	1.0	2.0	2.0	3.6
Current liabilities on the balance sheet(4)	142.7	142.7	—	—	—

Total contractual cash obligations	$249.6	$207.9	$26.6	$3.2	$11.9

(1)	From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf in the event we cancel or terminate the purchasing agreement. It is not our intent, nor is it reasonably likely, that we would cancel a purchase order that we have executed. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, we have no basis to estimate any future liability under these agreements.

(2)	Assumes the mandatory redemption will occur more than five years from June 27, 2008.

(3)	The dividend rate is 12% and assumes no redemptions for five years from June 27, 2008.

(4)	Includes short-term debt, accounts payable, liabilities for compensation, benefits, other accrued items and income taxes payable.

(5)	Includes interest portion of expected payments.

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

Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of June 27, 2008, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.

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

Commercial Commitments

We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit and other arrangements with financial institutions and insurers primarily relating to the guarantee of future performance on certain tenders and contracts to provide products and services to customers. As of June 27, 2008, we had commercial commitments on outstanding surety bonds, standby letters of credit, guarantees and other arrangements, as follows:

	Expiration of Commitments by Fiscal Year
					After
	Total	2009	2010	2011	2012
	(In millions)

Standby letters of credit used for:
Bids	$3.5	$3.5	$—	$—	$—
Down payments	4.0	3.9	—	—	0.1
Performance	7.1	5.5	0.7	0.9	—
Warranty	0.1	0.1	—	—	—

	14.7	13.0	0.7	0.9	0.1
Surety bonds used for:
Bids	1.0	1.0	—	—	—
Performance	34.8	33.5	1.3	—	—

	35.8	34.5	1.3	—	—
Guarantees	—	—	—	—	—

Total commitments	$50.5	$47.5	$2.0	$0.9	$0.1

Financial Risk Management

In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

Exchange Rate Risk

We use foreign exchange contracts to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers; accounts receivable from, and future committed sales to, customers; and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. As of June 27, 2008, we had open foreign exchange contracts with a notional amount of $80.4 million, of which $19.2 million were designated as hedges under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”) and $61.2 million were not designated as Statement 133 hedges. That compares to total foreign exchange contracts with a notional amount of $52.5 million as of June 29, 2007, of which $15.1 million were designated as Statement 133 hedges and $37.4 million were not designated as Statement 133 hedges. As of June 27, 2008, contract expiration dates ranged from less than one month to three months with a weighted average contract life of approximately one month. More specifically, the foreign exchange contracts designated as Statement 133 hedges have been used primarily to hedge currency exposures from customer orders denominated in non-functional currencies currently in backlog. As of June 27, 2008, we estimated that a pre-tax loss of less than $0.3 million would be reclassified into earnings from comprehensive income within the next six months related to these cash flow hedges. The net gain or loss included in our earnings in fiscal 2008, 2007 and 2006 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in our earnings in fiscal 2008, 2007 or 2006 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. All of these derivatives were recorded at their fair value on our consolidated balance sheet in accordance with Statement 133. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates would not have a material impact on our financial condition, cash flow or results of operations.

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

We had $98.1 million in cash, cash equivalents, short-term investments and available for sale securities as of June 27, 2008. Short-term investments and available for sale securities totaled $3.1 million as of June 27, 2008. As of June 27, 2008, short-term investments and available for sale securities had contractual maturities ranging from 1 month to 12 months.

The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents, short-term investments and available for sale securities earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents, short-term investments and available for sale securities held as of June 27, 2008 was 16 days, and these investments had an average yield of 2.8% per annum.

As of June 27, 2008, unrealized losses on our investments were insignificant. Cash equivalents, short-term investments and available for sale securities have been recorded at fair value on our balance sheet.

Exposure on Borrowings

Any borrowings under the Harris Stratex $50 million revolving credit facility terminated as of June 30, 2008 were at an interest rate of the bank’s prime rate, or the London Interbank Offered Rate (“LIBOR”) plus 2%. As of June 27, 2008, we had $32.6 million of available credit. A hypothetical 10% change in interest rates would not have had a material impact on our financial position, results of operations or cash flows since interest on our long-term debt as of that date was at a fixed rate and there were no short-term borrowings outstanding. Under the new $70 million credit facility effective June 30, 2008, borrowings will be at an interest rate of the bank’s prime rate or at LIBOR plus 1.25%. We had $10 million in short-term borrowings under the new facility as of June 30, 2008 with an initial interest rate at the bank’s prime rate of 5%. A 10% change in interest rates on the current borrowings or on future borrowings are not expected to have a material impact on our financial position, results of operations or cash flows since interest on our short-term debt is not material to our overall financial position.

Impact of Foreign Exchange

Approximately 22% of our international business was transacted in non U.S. dollar currency environments in fiscal 2008. The impact of translating the assets and liabilities of foreign operations to U.S. dollars is included as a component of shareholders’ equity. As of June 27, 2008, the cumulative translation adjustment increased shareholders’ equity by $4.1 million compared with an increase of less than $0.1 million as of June 29, 2007. We utilize foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on our results in fiscal 2008, 2007 or 2006.

Seasonality

Our fiscal third quarter revenue and orders have historically been lower than the revenue and orders in the immediately preceding second quarter because many of our customers utilize a significant portion of their capital budgets at the end of their fiscal year, the majority of our customers begin a new fiscal year on January 1, and capital expenditures tend to be lower in an organization’s first quarter than in its fourth quarter. We anticipate that this seasonality will continue. The seasonality between the second quarter and third quarter may be affected by a variety of factors, including changes in the global economy and other factors. Please refer to the section entitled “Risk Factors” in Item 1A.

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Provision for Excess and Obsolete Inventory Losses

•	Goodwill and Intangible Assets

•	Income Taxes and Tax Valuation Allowances

In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors.

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

Revenue Recognition

We generate substantially all of our revenue from the sales or licensing of our: (i) microwave radio systems, (ii) network management software, (iii) professional services including installation and commissioning and training, and (iv) warranty-related support (i.e. telephone support and repair and return for defective products). Principal customers for our products and services include domestic and international wireless/mobile service providers, original equipment manufacturers, distributors, system integrators, as well as private network users such as public safety agencies, government institutions, and utility, pipeline, railroad and other industrial enterprises that operate broadband wireless networks. Our customers generally purchase a combination of our products and services as part of a multiple element arrangement.

We often enter into multiple contractual agreements with the same customer. Such agreements are reviewed to determine whether they should be evaluated as one arrangement in accordance with AICPA Technical Practical Aid 5100.39, “Software Revenue Recognition for Multiple-Element Arrangements.” If an arrangement, other than a long-term contract, requires the delivery or performance of multiple deliverables or elements, we determine whether the individual elements represent “separate units of accounting” under the requirements of Emerging Issues Task Force Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). We recognize the revenue associated with each element separately. Such revenue, including products with installation services, is recognized as the revenue when each unit of accounting is earned based on the relative fair value of each unit of accounting.

Our assessment of which revenue recognition guidance is appropriate to account for each element in an arrangement can involve significant judgment. The determination of whether software is more than incidental to hardware can impact whether the product is accounted for under AICPA Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”) or SEC Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”).

Revenue from product sales where any software is considered incidental (other than for long-term contracts) and services, are recognized in accordance with SAB No. 104, when persuasive evidence of an arrangement exists, delivery has occurred and title and risk of loss has transferred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.

Revenue recognition related to long-term contracts for customized network solutions are recognized using the percentage-of-completion method in accordance with AICPA Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). In using the percentage-of-completion method, we generally apply the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Contracts are combined when specific aggregation criteria stated in SOP 81-1 are met. Recognition of profit on long-term contracts requires estimates of: the total contract value; the total cost at completion; and the measurement of progress towards completion. Significant judgment is required when estimating total contract costs and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings when identified.

Revenue recognition for the sale of software licenses is in accordance with SOP 97-2. For arrangements under SOP 97-2, the entire fee from the arrangement must be allocated to each of the elements based on the individual element’s fair value, which must be based on vendor specific objective evidence of the fair value (“VSOE”). If VSOE cannot be established for the undelivered elements of an arrangement, we defer revenue until the earlier of (i) delivery, or (ii) fair value of the undelivered element exists, unless the undelivered element is a service, in which the entire arrangement fee is recognized ratably over the period during which the services are expected to be performed.

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

As of June 27, 2008, our reserve for excess and obsolete inventory was $35.6 million, or 27.6% of the gross inventory balance, which compares to a reserve of $14.2 million, or 10.3% (restated) of the gross inventory balance as of June 29, 2007.

Goodwill and Intangible Assets (Restated)

We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (Statement 142”). The provisions of Statement 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note Q of the Notes to Consolidated Financial Statements. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. Our most recent annual goodwill impairment analysis, which was performed during the fourth quarter of fiscal 2008, did not result in an impairment charge.

Under the provision of Statement 142, we are required to perform an annual (or under certain circumstances more frequent) impairment test of our goodwill. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as one of our business segments, with its net book value or carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. We have not made any material changes in the methodology used to determine the valuation of our goodwill or the assessment of whether or not goodwill is impaired during the past three fiscal years.

There are many assumptions and estimates underlying the determination of the fair value of a reporting unit. These assumptions include projected cash flows, discount rates, comparable market prices of similar businesses, recent acquisitions of similar businesses made in the marketplace and a review of the financial and market conditions of the underlying business. We completed impairment tests as of June 27, 2008, with no adjustment to the carrying value of goodwill. Goodwill on our consolidated balance sheet as of June 27, 2008 and June 29, 2007 was $284.2 million and $324.7 million, respectively. The accuracy of our estimate of the fair value of our reporting units and future changes in the assumptions used to make these estimates could result in the recording of an impairment loss. A 10% decrease in our estimate of the fair value of our reporting units would lead to further tests for impairment as described above.

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

Our consolidated balance sheet as of June 27, 2008 includes a current deferred tax asset of $12.6 million, a non-current deferred income tax asset of $13.7 million and a non-current deferred tax liability of $3.7 million. This compares to a net current deferred tax asset of $4.1 million as of June 29, 2007, and a non-current deferred liability of $29.4 million. For all jurisdictions for which we have deferred tax, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to deferred income taxes, which is reflected in our consolidated balance sheet, was $116.9 million as of June 27, 2008 and $96.9 million as of June 29, 2007. The increase in valuation allowance from fiscal 2007 to fiscal 2008 is primarily due to our establishing a valuation allowance on the deferred tax assets acquired in the merger and subsequently generated tax attributes. The accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

United States income taxes have not been provided on undistributed earnings of foreign subsidiaries of $73.1 million and $6.4 million as of June 27, 2008 and June 29, 2007 because of our intention to reinvest these earnings indefinitely. The determination of unrecognized deferred U.S. tax liability for foreign subsidiaries is not practicable. Tax loss and credit carryforwards as of June 27, 2008 have expiration dates ranging between one year and no expiration in certain instances. The amount of U.S. tax loss carryforwards as of June 27, 2008 and June 29, 2007 was $198.5 million and $108.0 million. Credit carryforwards as of June 27, 2008 and June 29, 2007 was $24.8 million and $20.8 million. The amount of foreign tax loss carryforwards for June 27, 2008 and June 29, 2007 was $40.2 million and $24.0 million. The utilization of a portion of the NOLs is subject to an annual limitation under Section 382 of the Internal Revenue Code as a result of a change of ownership. Income taxes paid were $2.2 million and $6.6 million for the year ended June 27, 2008 and the year ended June 29, 2007.

The effective tax rate in the fiscal year ended June 27, 2008 was impacted unfavorably by a valuation allowance recorded on certain deferred tax assets, certain purchase accounting adjustments and foreign tax credits where it was determined it was not more likely than not that the assets would be realized. The net change in the valuation allowance during the year ended June 27, 2008 was an increase of $15.7 million.

For the period ending June 29, 2007, a net deferred tax liability in the amount of $40.8 million was recognized in accordance with Statement 109 for the difference between the assigned values for purchase accounting purposes and the tax bases of the assets and liabilities acquired as a result of the Stratex acquisition. This resulted in a $40.8 million increase to goodwill. In addition, a valuation allowance under purchase accounting on of $94.0 million of acquired deferred tax assets was recorded on the opening balance sheet. A valuation allowance was recorded because it was determined it was not more likely than not that the assets would be realized. Any realization of these deferred tax assets in the future would be reflected as a reduction to goodwill. During the year ended June 27, 2008, deferred tax assets in the amount of $30.7 million were realized as a reduction to this goodwill. Accordingly, the valuation allowance was reduced by the same amount. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be allocated to reduce goodwill is $63.3 million as of June 27, 2008.

We established our International Headquarters in Singapore and received a favorable tax ruling resulting from an application filed by us with the Singapore Economic Development Board (“EDB”) effective January 26, 2007. This favorable tax ruling calls for a 10% effective tax rate to be applied over a five year period provided certain milestones and objectives are met. We are confident we will meet all the requirements as outlined by EDB.

We entered into a tax sharing agreement with Harris Corporation effective on January 26, 2007, the date of the merger. The tax sharing agreement addresses, among other things, the settlement process associated with pre-merger tax liabilities and tax attributes that are attributable to the MCD business when it was a division of Harris Corporation. There were no settlement payments recorded in the fiscal years ended June 27, 2008 or June 29, 2007.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Accruals for tax contingencies are provided for in accordance with the requirements of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainties in Income Taxes.”

As of June 27, 2008 and June 30, 2007, we had a liability for unrecognized tax benefits of $29.6 million and $28.0 million for various federal, foreign, and state income tax matters. Unrecognized tax benefits increased by $1.6 million, a majority of which was recorded as an increase to the unrecognized benefit related to the amortization of intellectual property in Singapore. If the unrecognized tax benefits associated with these positions are ultimately recognized, they would not have a material impact on our effective tax rate or financial position.

We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign, and state income tax expenses. We accrued an additional amount for such interest of less than $0.1 million in the year ended June 27, 2008. No penalties have been accrued. The Company accrued less than $0.1 million as of June 29, 2007 for the payment of any such interest.

We expect that the amount of unrecognized tax benefit may change in the next twelve months; however, it is not expected to have a significant impact on our results of operations, financial position or cash flows.

We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Nigeria, Singapore, New Zealand, Poland, South Africa, France, and the UK. The earliest years still open and subject to ongoing audits for purposes of FIN 48 for these jurisdictions are as follows: (i) United States (Federal/State) — 2004/2003; (ii) Nigeria — 2003; (iii) Singapore — 2000; (iv) New Zealand — 2003; (v) Poland — 2003; (vi) South Africa — 2001; (vii) France — 2005; and (viii) UK — 2006.

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

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

The following are some of the factors we believe could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here also could adversely affect us. See “Item 1A. Risk Factors” above in this Annual Report on Form 10-K for more information regarding factors that might cause our results to differ materially from those expressed or implied by the forward-looking statements contained in this Annual Report on Form 10-K.

•	the impact of unanticipated changes in the volume, timing and customer, product and geographic mix of our product orders on our operating results;

•	the failure to obtain and retain expected cost synergies from the merger;

•	continued price erosion as a result of increased competition in the microwave transmission industry;

•	the ability to achieve business plans for Harris Stratex;

•	the ability to manage and maintain key customer relationships;

•	the effect of technological changes on Harris Stratex’s businesses;

•	the ability to maintain projected product rollouts, product functionality, anticipated cost reductions or market acceptance of planned products;

•	the ability to successfully integrate the operations, personnel and businesses of the former Stratex Networks, Inc. with those of the former Microwave Communications Division of Harris Corporation;

•	the ability of our subcontractors to perform or our key suppliers to manufacture or deliver material;

•	customers may not pay for products or services in a timely manner, or at all;

•	the failure of Harris Stratex to protect its intellectual property rights and its ability to defend itself against intellectual property infringement claims by others;

•	currency and interest rate risks;

•	the impact of political, economic and geographic risks on international sales;

•	the impact of slowing growth in the wireless telecommunications market combined with supplier and operator consolidations; and

•	supplier pricing pressure.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Harris Stratex Networks, Inc.

We have audited the accompanying consolidated balance sheets of Harris Stratex Networks, Inc. and subsidiaries as of June 27, 2008 and June 29, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended June 27, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Stratex Networks, Inc. and subsidiaries at June 27, 2008 and June 29, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 27, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set for therein.

As described in Note D, Harris Stratex Networks, Inc. has previously restated its consolidated financial statements as of June 29, 2007, and for each of the three years in the period then ended, to correct the accounting for inventory, accounts receivable, product warranties, and income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harris Stratex Networks, Inc.’s internal control over financial reporting as of June 27, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2008 expressed an adverse opinion thereon.

\s\ Ernst & Young LLP

Raleigh, North Carolina
September 12, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Harris Stratex Networks, Inc.

We have audited Harris Stratex Networks, Inc.’s internal control over financial reporting as of June 27, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Harris Stratex Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to project cost variances in certain inventory accounts and account reconciliations that resulted in restatement of previously reported annual and interim financial statements. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2008 financial statements, and this report does not affect our report dated September 12, 2008 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Harris Stratex Networks, Inc. has not maintained effective internal control over financial reporting as of June 27, 2008, based on the COSO criteria.

\s\ Ernst & Young LLP

Raleigh, North Carolina
September 12, 2008

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	June 27,	June 29,	June 30,
	2008	2007	2006
		(Restated)	(Restated)
	(In millions, except per share amounts)

Revenue from product sales and services:
Revenue from external product sales	$591.7	$409.1	$299.1
Revenue from product sales with Harris Corporation	3.5	1.9	6.5

Total revenue from product sales	595.2	411.0	305.6
Revenue from services	123.2	96.9	51.9

Total revenue from product sales and services	718.4	507.9	357.5
Cost of product sales and services:
Cost of external product sales	(427.1)	(286.3)	(225.1)
Cost of product sales with Harris Corporation	(1.3)	(1.3)	(7.4)

Total cost of product sales	(428.4)	(287.6)	(232.5)
Cost of services	(87.9)	(65.2)	(37.4)
Cost of sales billed from Harris Corporation	(4.8)	(5.4)	(5.3)
Amortization of purchased technology	(7.1)	(3.0)	—

Total cost of product sales and services	(528.2)	(361.2)	(275.2)

Gross margin	190.2	146.7	82.3
Research and development expenses	(46.1)	(39.4)	(28.8)
Selling and administrative expenses	(134.4)	(92.1)	(63.0)
Selling and administrative expenses with Harris Corporation	(7.0)	(6.8)	(5.6)

Total research, development, selling and administrative expenses	(187.5)	(138.3)	(97.4)
Acquired in-process research and development	—	(15.3)	—
Amortization of identifiable intangible assets	(7.1)	(7.5)	—
Restructuring charges	(9.3)	(9.3)	(3.8)
Corporate allocations expense from Harris Corporation	—	(3.7)	(12.4)

Operating loss	(13.7)	(27.4)	(31.3)
Interest income	2.4	1.8	0.5
Interest expense	(2.6)	(2.3)	(1.0)

Loss before benefit or provision for income taxes	(13.9)	(27.9)	(31.8)
Benefit from (provision for) income taxes	2.0	6.1	(6.8)

Net loss	$(11.9)	$(21.8)	$(38.6)

Net loss per common share of Class A and Class B common stock (Notes 1 and 2):
Basic and diluted	$(0.20)	$(0.88)	$ N/A
Basic and diluted weighted average shares outstanding	58.4	24.7	N/A

(1)	The net loss per common share amounts are the same for Class A and Class B because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

(2)	Prior to January 26, 2007, the Company was a division of Harris Corporation and there were no shares outstanding for purposes of income or loss calculations. Basic and diluted weighted average shares outstanding are calculated based on the daily outstanding shares, reflecting the fact that no shares were outstanding prior to January 26, 2007.

See accompanying Notes to Consolidated Financial Statements

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 27,	June 29,
	2008	2007
		(Restated)
	(In millions, except share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$95.0	$69.2
Short-term investments and available for sale securities	3.1	20.4
Receivables	199.7	183.1
Unbilled costs	37.1	36.9
Inventories	93.5	124.2
Deferred income taxes	12.6	4.1
Other current assets	19.1	21.7

Total current assets	460.1	459.6
Long-Term Assets
Property, plant and equipment	75.6	80.0
Goodwill	284.2	324.7
Identifiable intangible assets	130.1	144.5
Capitalized software	9.5	9.7
Non-current portion of notes receivable	2.5	5.3
Non-current deferred income taxes	13.7	0.5
Other assets	1.6	1.2

Total long-term assets	517.2	565.9

Total assets	$977.3	$1,025.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$—	$1.2
Current portion of long-term debt	5.0	10.7
Accounts payable	81.1	84.7
Compensation and benefits	19.5	11.5
Other accrued items	42.1	45.8
Advance payments and unearned income	30.1	22.3
Income taxes payable	—	6.8
Restructuring liabilities	5.1	10.8
Current portion of long-term capital lease obligation to Harris Corporation	1.3	3.1
Due to Harris Corporation	16.8	17.2

Total current liabilities	201.0	214.1
Long-Term Liabilities
Long-term debt	3.8	8.8
Long-term portion of capital lease obligation to Harris Corporation	1.3	2.8
Restructuring and other long-term liabilities	7.4	11.8
Redeemable preference shares	8.3	8.3
Warrants	0.6	3.9
Reserve for uncertain tax positions	3.0	—
Deferred income taxes	3.7	29.4

Total Liabilities	229.1	279.1
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, Class A, $0.01 par value; 300,000,000 shares authorized; issued and outstanding 25,556,134 shares as of June 27, 2008 and 25,400,856 shares as of June 29, 2007	0.3	0.3
Common stock, Class B $0.01 par value; 100,000,000 shares authorized; issued and outstanding 32,913,377 shares as of June 27, 2008 and June 29, 2007	0.3	0.3
Additional paid-in-capital	779.9	770.0
Accumulated deficit	(36.1)	(24.2)
Accumulated other comprehensive income	3.8	—

Total Shareholders’ Equity	748.2	746.4

Total Liabilities and Shareholders’ Equity	$977.3	$1,025.5

See accompanying Notes to Consolidated Financial Statements

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	June 27,	June 29,	June 30,
	2008	2007	2006
		(Restated)	(Restated)
	(In millions)

Operating Activities
Net loss	$(11.9)	$(21.8)	$(38.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of identifiable intangible assets acquired in the Stratex acquisition and other	13.9	25.8	—
Other noncash charges related to the Stratex acquisition	—	7.9	—
Depreciation and amortization of property, plant and equipment and capitalized software	19.8	14.5	15.7
Noncash share-based compensation expense	6.4	3.9	—
Noncash charges for inventory write-downs	14.7	—	38.5
Decrease in fair value of warrant liability	(3.3)	(0.6)	—
Gain on sale of land and building	—	—	(1.8)
Deferred income tax (benefit) expense	(7.5)	(13.0)	5.7
Changes in operating assets and liabilities, net of effects from acquisition:
Receivables	(13.7)	(23.8)	(5.0)
Unbilled costs and inventories	15.9	(33.1)	(24.6)
Accounts payable and accrued expenses	1.3	10.1	18.0
Advance payments and unearned income	7.8	12.8	2.4
Due to Harris Corporation	0.4	4.6	(1.5)
Decrease in restructuring liabilities and other	(3.8)	(0.4)	10.7

Net cash provided by (used in) operating activities	40.0	(13.1)	19.5

Investing Activities
Proceeds from sale of land and building	—	—	4.6
Cash acquired from the Stratex acquisition, net of acquisition costs of $12.7 million	—	20.4	—
Purchases of short-term investments and available for sale securities	(9.2)	(30.7)	—
Sales and maturities of short-term investments and available for sale securities	26.6	35.8	—
Additions of property, plant and equipment	(9.2)	(8.3)	(9.6)
Additions of capitalized software	(10.3)	(2.9)	(3.2)

Net cash (used in) provided by investing activities	(2.1)	14.3	(8.2)

Financing Activities
Proceeds from issuance of short-term debt	1.2	10.8	9.4
Payments on short-term debt	(2.4)	(9.8)	(10.2)
Payments on long-term debt	(10.7)	(5.2)	—
Payments on long-term capital lease obligation to Harris Corporation	(3.7)	—	—
Proceeds from exercise of former Stratex stock options	1.5	3.1	—
Excess tax benefits from share-based compensation	0.7	—	—
Proceeds from issuance of redeemable preference shares	—	8.3	—
Proceeds from issuance of Class B common stock to Harris Corporation	—	26.9	—
Registration costs for Class A common stock issued in Stratex acquisition	—	(1.1)	—
Proceeds from exercise of former Stratex warrants	—	0.2	—
Net cash and other transfers from (to) Harris Corporation prior to the Stratex acquisition	—	24.1	(5.0)

Net cash (used in) provided by financing activities	(13.4)	57.3	(5.8)

Effect of exchange rate changes on cash and cash equivalents	1.3	(3.1)	0.5

Net increase in cash and cash equivalents	25.8	55.4	6.0
Cash and cash equivalents, beginning of year	69.2	13.8	7.8

Cash and cash equivalents, end of year	$95.0	$69.2	$13.8

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2.7	$2.0	$1.0
Income taxes	$2.2	$6.6	$1.1

See accompanying Notes to Consolidated Financial Statements

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’
EQUITY AND COMPREHENSIVE LOSS

						Accumulated
	Common	Common	Additional			Other	Total
	Stock	Stock	Paid-in	Division	Accumulate	Comprehensive	Shareholders’
	Class A	Class B	Capital	Equity	Deficit	(Loss) Income	Equity
			(Restated)	(Restated)	(Restated)		(Restated)
	(In millions, except share amounts)

Balance as of July 1, 2005 (Restated)	$—	$—	$—	$289.3	$ $—	$(13.9)	$275.4
Net loss (Restated)	—	—	—	(38.6)	—	—	(38.6)
Foreign currency translation	—	—	—	—	—	12.7	12.7
Net unrealized loss on hedging activities	—	—	—	—	—	(0.2)	(0.2)

Comprehensive loss (Restated)							(26.1)
Net decrease in investment from Harris Corporation	—	—	—	(5.0)	—	—	(5.0)

Balance as of June 30, 2006 (Restated)	—	—	—	245.7	—	(1.4)	244.3
Net income for the period from July 1, 2006 through January 26, 2007 (Restated)	—	—	—	2.4	—	—	2.4
Net loss for the period from January 27, 2007 through June 29, 2007 (Restated)	—	—	—	—	(24.2)	—	(24.2)
Foreign currency translation	—	—	—	—	—	1.5	1.5
Net unrealized loss on hedging activities	—	—	—	—	—	(0.1)	(0.1)

Comprehensive loss (Restated)							(20.4)
Net increase in investment from Harris Corporation	—	—	—	8.5	—	—	8.5
Return of capital to Harris Corporation	—	—	—	(14.4)	—	—	(14.4)
Reclassification of division equity to additional paid-in capital on January 26, 2007 (Restated)	—	—	242.2	(242.2)	—	—	—
Issuance of Class B common stock to Harris Corporation (32,913,377 shares)	—	0.3	26.6	—	—	—	26.9
Issuance of Class A common stock to former Stratex shareholders (24,782,153 shares)	0.3	—	477.3	—	—	—	477.6
Vested Stratex equity awards	—	—	15.5	—	—	—	15.5
Employee stock option exercises, net of tax (324,181 shares)	—	—	3.1	—	—	—	3.1
Stock option tax benefits	—	—	0.3	—	—	—	0.3
Exercise of warrants	—	—	0.2	—	—	—	0.2
Compensatory stock awards (294,522 shares)	—	—	4.8	—	—	—	4.8

Balance as of June 29, 2007 (Restated)	0.3	0.3	770.0	—	(24.2)	—	746.4
Net loss	—	—	—	—	(11.9)	—	(11.9)
Foreign currency translation	—	—	—	—	—	4.1	4.1
Net unrealized loss on hedging activities	—	—	—	—	—	(0.3)	(0.3)

Comprehensive loss							(8.1)
Adjustment to capital from Harris Corporation	—	—	1.3	—	—	—	1.3
Employee stock option exercises, net of tax (129,038 shares)	—	—	1.5	—	—	—	1.5
Stock option tax benefits	—	—	0.7	—	—	—	0.7
Compensatory stock awards (73,740 shares)	—	—	6.4	—	—	—	6.4

Balance as of June 27, 2008	$0.3	$0.3	$779.9	$—	$(36.1)	$3.8	$748.2

See accompanying Notes to Consolidated Financial Statements

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 27, 2008 AND JUNE 29, 2007 AND
FOR EACH OF THE THREE FISCAL YEARS IN THE PERIOD ENDED JUNE 27, 2008

Note A —	Nature of Operations and Basis of Presentation

Nature of Operations — On January 26, 2007, Harris Stratex Networks, Inc. (the “Company,” “HSTX,” “Harris Stratex,” “we,” “us” and “our”) completed its acquisition (the “Stratex acquisition”) of Stratex Networks, Inc. (“Stratex”). We design, manufacture and sell a broad range of microwave radios and scalable wireless network solutions for use in worldwide wireless communications networks. Applications include cellular/mobile infrastructure connectivity; secure data networks; public safety transport for state, local and federal government users; and right-of-way connectivity for utilities, pipelines, railroads and industrial companies. In general, wireless networks are constructed using microwave radios and other equipment and network management solutions to connect cell sites, fixed-access facilities, switching systems, land mobile radio systems and other similar systems.

Basis of Presentation — The consolidated financial statements include the accounts of Harris Stratex and its wholly-owned and majority owned subsidiaries. The results of operations and cash flows of Stratex are included in these consolidated financial statements since January 26, 2007, the date of acquisition. Significant intercompany transactions and accounts have been eliminated.

For periods prior to January 26, 2007, the accompanying consolidated financial statements include the accounts of the Microwave Communications Division (“MCD”) of Harris Corporation (“Harris”) and Harris subsidiaries classified as part of MCD, our financial reporting predecessor entity. These financial statements have been determined to be the historical financial statements of Harris Stratex. As used in these notes, the term “MCD” refers to the consolidated operations of the Microwave Communications Division of Harris.

For periods prior to January 26, 2007, our historical financial statements are presented on a carve-out basis and reflect the assets, liabilities, revenue and expenses that were directly attributable to MCD as it was operated within Harris. Our consolidated Statements of Operations include all of the related costs of doing business, including an allocation of certain general corporate expenses of Harris, which were in support of MCD, including costs for finance, legal, treasury, purchasing, quality, environmental, safety, human resources, tax, audit and public relations departments and other corporate and infrastructure costs. We were allocated $3.7 million and $12.4 million in fiscal 2007 and 2006 for these corporate allocations expense from Harris. These costs represented approximately 6.1% and 16.7% of the total cost of these allocated services in fiscal 2007 and 2006. These cost allocations were based primarily on a ratio of our sales to total Harris sales, multiplied by the total headquarters expense of Harris. During fiscal 2006, the corporate expense allocation included a $5.4 million charge for the settlement of an arbitration. The allocation of Harris overhead expenses concluded on January 26, 2007 and, accordingly, for the year ended June 29, 2007, seven months allocation was included. Management believes these allocations were made on a reasonable basis.

See Note S — Related Party Transactions with Harris, for a description of our related party transactions with Harris.

Our fiscal year ends on the Friday nearest June 30. Fiscal years 2008, 2007 and 2006 each included 52 weeks.

Note B —	Significant Accounting Policies

Use of Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) which require us to make estimates and assumptions. U.S. GAAP is primarily promulgated by the Financial Accountings Standards Board (“FASB”) in the form of Statements of Financial Accounting Standards (referred to herein as “Statements”), FASB Staff Positions (“FSP”), FASB Interpretations (“FIN”) and Accounting Principles Board Opinions (“APBO”) as well as guidance provided by the Emerging Issues Task Force (“EITF”) and Securities and Exchange Commission (“SEC”). The preparation of

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

On a quarterly basis, we evaluate our estimates, including those related to the following areas:

•	Revenue recognition

•	Provision for doubtful accounts

•	Inventory reserves

•	Fair value of goodwill and intangible assets

•	Useful lives of intangible assets, property, plant and equipment

•	Valuation allowances for deferred tax assets

•	Uncertainties in income taxes

•	Software development costs

•	Restructuring obligations

•	Product warranty obligations

•	Share-based awards

•	Contingencies

We generally base our estimates on historical experience and on various other assumptions and considerations that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from these estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are carried at amortized cost, which approximates fair value due to the short-term nature of these investments. Amortization or accretion of premium or discount is included in interest income on the Statement of Operations. We hold cash and cash equivalents at several major financial institutions, which often significantly exceed Federal Deposit Insurance Corporation insured limits. However, a substantial portion of the cash equivalents is invested in prime money market funds which are backed by the securities in the fund. Historically, we have not experienced any losses due to such concentration of credit risk.

Short-Term Investments and Available for Sale Securities

We invest our excess cash in high-quality marketable debt securities to ensure that cash is readily available for use in our current operations. Investments with original maturities greater than three months are accounted for as short-term investments in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“Statement 115”) and are classified as such at the time of purchase. All of our marketable securities are classified as “available-for-sale” in accordance with the provisions of Statement 115 because we view our available-for-sale portfolio as available for use in our current operations. Accordingly, we have classified all investments in marketable securities as short-term, even though the stated maturity date may be one year or more beyond the balance sheet date.

Our short-term investments and available for sale securities are subject to market risk, primarily interest rate and credit risk. These investments are managed by three outside professional managers within investments guidelines set by our management. Such guidelines include security type, credit quality and maturity and are

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intended to limit market risk by restricting our investments to high quality debt instruments with relatively short-term maturities. All short-term investments and available for sale securities are reported at fair value with the related unrealized holding gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Fair value is determined by using observable or quoted market prices for those securities with the assistance of our outside professional managers.

As of June 27, 2008, our investment in short-term investments and available for sale securities consisted of certificates of deposit, commercial paper and corporate notes with maturity dates of less than one year. When a marketable security is sold, the realized gain or loss is determined using the specific identification method. Realized gains and losses from the sale of short-term investments and available for sale securities in fiscal 2008, 2007 and 2006 were not significant. See Note F — Short-Term Investments and Available for Sale Securities, for additional information.

Accounts Receivable, Major Customers and Other Significant Concentrations

We typically invoice our customers for the sales order (or contract) value of the related products delivered at various milestones, including order receipt, shipment, installation and acceptance and for services when rendered. We record accounts receivable at net realizable value, which includes an allowance for estimated uncollectible accounts to reflect any loss anticipated on the collection of accounts receivable balances. We calculate the allowance based on our history of write-offs, level of past due accounts and economic status of the customers. The fair value of our accounts receivable approximates their net realizable value. See Note H — Receivables, for additional information.

During fiscal 2008, we had one customer in Africa (Mobile Telephone Networks or MTN) that accounted for 13% of our total revenue. As of June 27, 2008, MTN accounted for approximately 13% of our accounts receivable. In fiscal 2007, no customers accounted for more than 10% of our total revenue. During fiscal 2006, a customer in Nigeria accounted for 15% of our total revenue.

Financial instruments that potentially subject us to a concentration of credit risk consist principally of short-term investments and available for sale securities, trade accounts receivable and financial instruments used in foreign currency hedging activities. We invest our excess cash primarily in prime money market funds, certificates of deposit, commercial paper and corporate notes. We are exposed to credit risks related to our cash equivalents, short-term investments and available for sale securities in the event of default or decrease in credit-worthiness of one of the issuers of the investments. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable, as the majority of our customers are large, well-established companies. We maintain reserves for potential credit losses, but historically have not experienced any significant losses related to any particular geographic area since our business is not concentrated within any particular geographic region. Our customers are primarily in the telecommunications industry, so our accounts receivable are concentrated within one industry and exposed to concentrations of credit risk within that industry.

We rely on sole providers for certain components of our products and rely on a limited number of contract manufacturers and suppliers to provide manufacturing services for our products. The inability of a contract manufacturer or supplier to fulfill our supply requirements could materially impact future operating results.

We have entered into agreements relating to our foreign currency contracts with large, multinational financial institutions. The amounts subject to credit risk arising from the possible inability of any such parties to meet the terms of their contracts are generally limited to the amounts, if any, by which such party’s obligations exceed our obligations to that party.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

See Note I — Inventories, for additional information.

Income Taxes

We account for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“Statement 109”). Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by tax rates at which temporary differences are expected to reverse. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities. A valuation allowance is established to offset any deferred tax assets if, based upon the available information, it is more likely than not that some or all of the deferred tax assets will not be realized.

For periods prior to January 26, 2007, income tax expense was determined as if we had been a stand-alone entity, although the actual tax liabilities and tax consequences applied only to Harris. We have incurred income tax expense which relates to income taxes paid or to be paid in international jurisdictions for which net operating loss carryforwards were not available. Domestic taxable income is offset by tax loss carryforwards for which an income tax valuation allowance had been previously provided for in the financial statements. See Note R — Income Taxes, for additional information.

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost less accumulated depreciation and amortization. We capitalize costs of software, consulting services, hardware and other related costs incurred to purchase or develop internal-use software. We expense costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the current lease term, or estimated life, if shorter.

Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets or any applicable lease term. The useful lives of the assets are generally as follows:

Buildings and leasehold improvements	7 to 45 years
Software developed for internal use	1 to 5 years
Machinery and equipment	2 to 10 years

Expenditures for maintenance and repairs are charged to expense as incurred. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts, and the gain or loss is reflected in the Consolidated Statements of Operations. See Note J — Property, Plant and Equipment, for additional information.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized Software

Software to be sold, leased, or otherwise marketed is accounted for in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“Statement 86”).

Costs for the conceptual formulation and design of new software products are expensed as incurred until technological feasibility has been established (when we have a working model). Once technological feasibility has been established, we capitalize costs to produce the finished software products. Capitalization ceases when the product is available for general release to customers. Costs associated with product enhancements that extend the original product’s life or significantly improve the original product’s marketability are also capitalized once technological feasibility has been established.

Amortization is calculated on a product-by-product basis as the greater of the amount computed using (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining economic life of the product. At each balance sheet date, the unamortized capitalized cost of each computer software product are compared to the net realizable value of that product. If an amount of unamortized capitalized costs of a computer software product is found to exceed the net realizable value of that asset, such amount will be written off. The net realizable value is the estimated future gross revenue from that product reduced by the estimated future costs of completing and deploying that product, including the costs of performing maintenance and customer support required to satisfy our responsibility set forth at the time of sale.

Total amortization expense related to capitalized software under Statement 86 was $2.9 million in fiscal 2008, $2.3 million in fiscal 2007 and $1.6 million in fiscal 2006.

Identifiable Intangible Assets, Goodwill and Impairment of Long-Lived Assets

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

Statement 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful lives. We amortize our acquired intangible assets with definite lives over periods ranging from less than one to ten years. The Stratex tradename intangible asset has been deemed to have an indefinite life and is not amortized.

Statement 142 also requires that goodwill and intangible assets deemed to have indefinite lives not be amortized but instead be tested for impairment at the reporting unit level in accordance with Statement 142 at least annually and more frequently upon the occurrence of certain events. We review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant negative industry or economic trends, including a lack of recovery in the market price of our common stock or the fair value of our debt, disruptions to our business, unexpected significant changes or

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

planned changes in the use of the intangible assets, and mergers and acquisitions could result in the need to reassess the fair of our assets and liabilities which could lead to an impairment charge for any of our intangible assets or goodwill. The value of our indefinite lived intangible assets and goodwill could also be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a significant slowdown in the worldwide economy and the microwave industry or (iii) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis or more frequently, if indicators of impairment exist.

We have determined we have three reporting units, consisting of: (i) our North America Microwave segment; (ii) our International Microwave segment; and (iii) our Network Operations segment. We have no indefinite lived intangible assets or goodwill in our Network Operations segment. Goodwill and the Stratex tradename are tested for impairment annually at our fiscal year-end using a two-step process. First, we determine if the carrying amount of any of our reporting units exceeds its fair value (determined using an analysis of a combination of projected discounted cash flows and market multiples based on revenue and earnings before interest, taxes, depreciation and amortization), which would indicate a potential impairment associated with that reporting unit. If we determine that a potential impairment exists, we then compare the implied fair value associated with the respective reporting unit, to its carrying amount to determine if there is an impairment loss.

Evaluations of impairment involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may be incorrect. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period.

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

We have not recorded any impairment losses on identifiable intangible assets or goodwill in fiscal 2008, 2007 or 2006. During fiscal 2008, we recorded impairment losses on property, plant and equipment of $1.3 million. See Note S — Related Party Transactions with Harris, for additional information.

Other Accrued Items and Other Assets

No accrued liabilities or expenses within the caption “Other accrued items” on our consolidated balance sheets exceed 5% of our total current liabilities as of June 27, 2008 or as of June 29, 2007. “Other accrued items” on our consolidated balance sheets includes accruals for sales commissions, warranties and severance. No current assets other than those already disclosed on the consolidated balance sheets exceed 5% of our total current assets as of June 27, 2008 or as of June 29, 2007. No assets within the caption “Other assets” on the consolidated balance sheets exceed 5% of total assets as of June 27, 2008 or as of June 29, 2007.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranties

On product sales we provide for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which we do business. In the case of products sold by us, our warranties generally start from the delivery date and continue for two to three years, depending on the terms.

Our products are manufactured to customer specifications and their acceptance is based on meeting those specifications. Factors that affect our warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liabilities every quarter and make adjustments to the liability as necessary.

Network management software products generally carry a 30-day to 90-day warranty from the date of acceptance. Our liability under these warranties is either to provide a corrected copy of any portion of the software found not to be in substantial compliance with the agreed-upon specifications, or to provide a full refund.

Our software license agreements generally include certain provisions for indemnifying customers against liabilities should our software products infringe a third party’s intellectual property rights. As of June 27, 2008, we had not incurred any material costs as a result of such indemnification and have not accrued any liabilities related to such obligations in our consolidated financial statements. See Note L — Accrued Warranties, for additional information.

Capital Lease Obligation and Operating Leases

Prior to January 26, 2007, MCD used certain assets in Canada owned by Harris that were not contributed to us as part of the merger. We continue to use these assets in our business and entered into a 5-year lease agreement to accommodate this use. That lease agreement was considered a capital lease under generally accepted accounting principles. As of June 27, 2008, our lease obligation to Harris is $2.6 million and the related asset amount, net of accumulated amortization of $2.1 million is included in our Property, plant and equipment. Quarterly lease payments are due to Harris based on the amount of 103% of Harris’ annual depreciation calculated in accordance with U.S. generally accepted accounting principles. Of the $2.6 million capital lease obligation, $1.3 million has been classified as current in our consolidated balance sheet.

We lease sales facilities, administrative facilities and equipment under various operating leases. These lease agreements generally include rent escalation clauses, and many include renewal periods at our option. We account for leases in accordance with Statement of Financial Accounting Standards No. 13 “Accounting for Leases” (“Statement 13”) and other related authoritative guidance. We recognize expense for scheduled rent increases on a straight-line basis over the lease term beginning with the date we take possession of the leased space. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the current lease term, or estimated life, if shorter.

Liability for Warrants and the Related Changes in Fair Value

We account for our warrants in accordance with EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”) which requires warrants to be classified as permanent equity, temporary equity or as assets or liabilities. In general, warrants that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value and warrants that require settlement in shares are recorded as equity instruments. Our warrants are classified as liabilities because they include a provision that specifies that we must deliver freely tradable shares upon exercise by the warrant holder. Because there are circumstances, irrespective of likelihood, that may not be within our control that could prevent delivery of registered shares, EITF 00-19 requires the warrants be recorded as a liability at fair value, with subsequent changes in fair value recorded as income or loss in our Consolidated Statements of Operations. The fair value of our warrants is determined using a Black-Scholes option pricing model,

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. See Note N — Warrants, for additional information.

Contingent Liabilities

We have a number of unresolved legal and tax matters, as discussed further in Note R — Income Taxes and Note V — Legal Proceedings. We provide for contingent liabilities in accordance with Financial Accounting Standards No. 5 “Accounting for Contingencies” (“Statement 5”). In accordance with Statement 5, a loss contingency is charged to operations when (i) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and (ii) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both those conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. We expense all legal costs incurred to resolve regulatory, legal and tax matters as incurred.

Periodically, we review the status of each significant matter to assess the potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated as defined by Statement 5, we reflect the estimated loss in our results of operations. Significant judgment is required to determine the probability that a liability has been incurred or an asset impaired and whether such loss is reasonably estimable. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in our consolidated financial statements. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

Foreign Currency Translation

The functional currency of our subsidiaries located in the United Kingdom, Singapore, Mexico and New Zealand is the U.S. dollar. Determination of the functional currency is dependent upon the economic environment in which an entity operates as well as the customers and suppliers the entity conducts business with. Changes in facts and circumstances may occur which could lead to a change in the functional currency of that entity. Accordingly, all of the monetary assets and liabilities of these subsidiaries are re-measured into U.S. dollars at the current exchange rate as of the applicable balance sheet date, and all non-monetary assets and liabilities are re-measured at historical rates. Income and expenses are re-measured at the average exchange rate prevailing during the period. Gains and losses resulting from the re-measurement of these subsidiaries’ financial statements are included in the Consolidated Statements of Operations.

Our other international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of these subsidiaries are translated at the local current exchange rates in effect at the balance sheet date, and income and expense accounts are translated at the average exchange rates during the period. The resulting translation adjustments are included in accumulated other comprehensive income.

Gains and losses resulting from foreign exchange transactions and foreign currency contracts are included in “Cost of product sales” in the accompanying Consolidated Statements of Operations. Net foreign exchange gains or losses recorded in our Consolidated Statements of Operations in fiscal 2008, 2007 and 2006 were not material.

Retirement Benefits

As of June 27, 2008, we provided retirement benefits to substantially all employees primarily through our defined contribution retirement plans, and prior to January 27, 2007 we provided these benefits through Harris’ defined contribution retirement plan. These plans have matching and savings elements. Contributions by us to these retirement plans are based on profits and employees’ savings with no other funding requirements. We may make additional contributions to our plan at our discretion.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to January 27, 2007, retirement benefits also included an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability. Harris has assumed this liability and responsibility for these benefits. Prior to January 27, 2007, we accrued the estimated cost of these medical benefits, which were not material, during an employee’s active service life.

Retirement plan expense amounted to $3.8 million, $5.4 million and $8.4 million in fiscal 2008, 2007 and 2006.

Financial Guarantees, Commercial Commitments and Indemnifications

Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are limited to two years or less. As of June 27, 2008, we had no guarantees applicable to our debt arrangements. We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of June 27, 2008, we had commercial commitments of $50.5 million outstanding, none of which are accrued for in our consolidated balance sheets.

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

Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our software products infringe the intellectual property rights of a third party. To date: i) we have not received any notice that any customer is subject to an infringement claim arising from the use of our software products, ii) we have not received any request to defend any customers from infringement claims arising from the use of our software products, and iii) we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. However, we reasonably believe these indemnification provisions will not have a material adverse effect on our operating performance, financial condition or cash flows. As of June 27, 2008, we had not recorded any liabilities related to these indemnifications.

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

Derivative Instruments and Risk Management

Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”) and its related amendments, require us to recognize all derivatives on our

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated balance sheet at fair value. Derivatives that are not designated as Statement 133 hedges must be adjusted to fair value through income. If the derivative is designated as a Statement 133 hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

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

As stated above, we generally hedge forecasted non-U.S. dollar sales and non-U.S. dollar purchases. In accordance with Statement 133, hedges of anticipated transactions, including our firmly committed backlog and open purchase orders, is designated and documented at inception as “cash flow hedges” and are evaluated for effectiveness, excluding time value, at least quarterly. We record effective changes in the fair value of these cash flow hedges in accumulated other comprehensive income until the revenue is recognized or the related purchases are recognized in cost of sales, at which time the changes are reclassified to revenue and cost of product sales.

We are exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but we do not expect any of the counterparties to fail to meet their obligations. To manage credit risks, we select counterparties based on credit ratings, limit our exposure to a single counterparty under defined guidelines and monitor the market position with each counterparty. In the event of the termination of a derivative designated as a hedge, the settlement would be charged to our Consolidated Statements of Operations as a component of “Cost of Products Sold.” See Note U — Derivative Instruments and Hedging Activities, for additional information.

Revenue Recognition

We generate substantially all of our revenue from the sales or licensing of our: (i) microwave radio systems, (ii) network management software, and (iii) professional services including installation and commissioning and training. Principal customers for our products and services include domestic and international wireless/mobile service providers, original equipment manufacturers, distributors, system integrators, as well as private network users such as public safety agencies, government institutions, and utility, pipeline, railroad and other industrial enterprises that operate broadband wireless networks. Our customers generally purchase a combination of our products and services as part of a multiple element arrangement.

We often enter into multiple contractual agreements with the same customer. Such agreements are reviewed to determine whether they should be evaluated as one arrangement. If an arrangement, other than a long-term contract, requires the delivery or performance of multiple deliverables or elements, we determine whether the individual elements represent “separate units of accounting” under the requirements of Emerging Issues Task Force Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). We recognize the revenue associated

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with each element separately. Such revenue, including products with installation services, is recognized as the revenue when each unit of accounting is earned based on the relative fair value of each unit of accounting.

Our assessment of which revenue recognition guidance is appropriate to account for each element in an arrangement can involve significant judgment. Revenue from product sales and services are generally recognized in accordance with SAB No. 104, when persuasive evidence of an arrangement exists, delivery has occurred and title and risk of loss has transferred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.

Revenue recognition related to long-term contracts for customized network solutions are recognized using the percentage-of-completion method in accordance with AICPA Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). In using the percentage-of-completion method, we generally apply the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Contracts are combined when specific aggregation criteria stated in SOP 81-1 are met. Recognition of profit on long-term contracts requires estimates of: the total contract value; the total cost at completion; and the measurement of progress towards completion. Significant judgment is required when estimating total contract costs and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings when identified.

Revenue recognition for the sale of software licenses is in accordance with SOP 97-2. For arrangements under SOP 97-2, the entire fee from the arrangement must be allocated to each of the elements based on the individual element’s fair value, which must be based on vendor specific objective evidence of the fair value (“VSOE”). If VSOE cannot be established for the undelivered elements of an arrangement, we defer revenue until the earlier of (i) delivery, or (ii) fair value of the undelivered element exists, unless the undelivered element is a service, in which the entire arrangement fee is recognized ratably over the period during which the services are expected to be performed.

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

Share-Based Compensation

Effective July 2, 2005, the start of our fiscal year 2006, we implemented Statement of Financial Accounting Standards No. 123R “Share-based Payment” (“Statement 123R”) for all share-based compensation, including

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share-based compensation that was not vested as of the end of our fiscal year 2005. We estimate the grant date fair value of our share-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. We have issued stock options, restricted stock and performance shares under our 2007 Stock Equity Plan and assumed stock options from the Stratex acquisition.

To estimate the fair value of our stock option awards, we use the Black-Scholes-Merton option-pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models, including consideration of future events that are unpredictable and the estimation process utilized in determining the valuation of the share-based awards, the ultimate value realized by our employees may vary significantly from the amounts expensed in our financial statements. For restricted stock and performance share awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant.

For stock options and restricted stock, we recognize compensation cost on a straight-line basis over the awards’ vesting periods for those awards which contain only a service vesting feature. For awards with a performance condition vesting feature, when achievement of the performance condition is deemed probable we recognize compensation cost on a straight-line basis over the awards’ expected vesting periods. Vesting of performance share awards is subject to performance criteria including meeting net income and cash flow targets for a 29-month plan period ending July 3, 2009 and continued employment at the end of that period. The final determination of the number of shares to be issued in respect of an award is determined by our Board of Directors, or a committee of our Board.

Statement 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures were estimated based on the historical experience at Stratex for those options assumed, and on the historical experience at Harris for our employees that were formerly at MCD. For our fiscal 2008 and 2007 awards, we estimated the forfeiture rate based on the grantee population which is only at a director level and above which we expect to be 5%. We expect forfeitures to be 8% annually for the Stratex options assumed. Share-based compensation expense was recorded net of estimated forfeitures such that expense was recorded only for those share-based awards that are expected to vest. True-ups of forfeiture estimates are made quarterly on a grant by grant basis.

Statement 123R also requires that cash flows resulting from the gross benefit of tax deductions related to share-based compensation in excess of the grant date fair value of the related share-based awards be presented as part of cash flows from financing activities. This amount is shown as a reduction to cash flows from operating activities and an increase to cash flow from financing activities. See Note P — Share-Based Compensation, for additional information.

Earnings (Loss) per Share and Description of Shares Outstanding

We compute net income or loss per share of Class A and Class B common stock in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“Statement 128”) using the two class method. Under the provisions of Statement 128, basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Prior to January 26, 2007, we were a division of Harris and there were no shares outstanding for purposes of earnings (loss) calculations. Basic and diluted weighted average shares outstanding are calculated based on the daily outstanding shares, reflecting the fact that no shares were outstanding prior to January 26, 2007. For fiscal 2008 and 2007, the diluted loss per share amounts equals the basic loss per share amounts because we reported a net loss and as such, the impact of the assumed exercise of stock options and warrants would have been anti-dilutive.

Restructuring and Related Expenses

We account for restructuring and related expenses in accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement 146”). Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. Statement 146 also requires that (i) liabilities associated with exit and disposal activities be measured at fair value; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities related to an operating lease/contract be recorded at fair value and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (iv) all other costs related to an exit or disposal activity be expensed as incurred. We account for severance costs in accordance with Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits.” The severance benefits provided as part of restructurings are part of an ongoing benefit arrangement, and accordingly, we have accrued a liability for expected severance costs. Restructuring liabilities and the liability for expected severance costs are shown as “Restructuring liabilities” in current and long-term liabilities on our consolidated balance sheets and the related costs are reflected as operating expenses in the Consolidated Statements of Operations. See Note O — Restructuring Activities, for additional information.

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

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development expenses and acquired in-process research and development costs as separate line items in our Consolidated Statements of Operations.

Customer-sponsored research and development costs are sometimes incurred pursuant to contractual arrangements and are accounted for principally by the percentage-of-completion method. There was no customer-sponsored research and development in fiscal 2008, 2007 or 2006.

Segment Information

We disclose information concerning our operating segments in accordance with Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“Statement 131”). Statement 131 established annual and interim reporting standards for an enterprise’s operating segments and related disclosures about geographic information and major customers. We are organized into three operating segments around the markets we serve: North America Microwave, International Microwave and Network Operations. The North America Microwave segment designs, manufactures, sells and services microwave radio products, primarily for cellular network providers and private network users within North America (U.S., Canada and the Caribbean). The International Microwave segment designs, manufactures, sells and services microwave radio products, primarily for cellular network providers and private network users outside of North America. The Network Operations segment develops, designs, produces, sells and services network management and service fulfillment systems and solutions, primarily for cellular network providers and private network users worldwide.

Our Chief Executive Officer is the Chief Operating Decision-Maker (CODM) as defined by Statement 131. Resources are allocated to each of these segments using information based primarily on their operating income (loss). Operating income (loss) is defined as revenue less cost of product sales and services, engineering, selling and administrative expenses, restructuring charges, acquired in-process research and development, and amortization of identifiable intangible assets. General corporate expenses are allocated to the North America Microwave and International Microwave segments based on revenue. Information related to assets, capital expenditures and depreciation and amortization for the operating segments is not part of the discrete financial information provided to and reviewed by the CODM. Note Q — Business Segments, for additional information.

Note C —	Accounting Changes and Recent Accounting Pronouncements

Initial Application of Standards, Interpretations and Amendments to Standards and Interpretations

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”), which sets out a consistent framework for preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of Statement 109 uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit to be recognized is the largest amount that has a greater than 50 percent likelihood of being ultimately sustained. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. We implemented FIN 48 effective June 30, 2007, which was the beginning of our fiscal 2008. The adoption of FIN 48 increased our retained deficit by less than $0.1 million as of June 30, 2008.

Standards, Interpretations and Amendments Issued, but not yet Adopted

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements. Statement 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007, which for us is our fiscal 2009. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, which for us is our fiscal 2010. We do not currently anticipate that the implementation of Statement 157 will materially impact our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). Statement 159 allows companies to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, all unrealized gains or losses in fair value for that instrument shall be reported in earnings at each subsequent reporting date. Statement 159 is effective for fiscal years that begin after November 15, 2007, which for us is our fiscal 2009. We do not currently plan to elect the fair value option.

Accounting for Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“Statement 141R”). Statement 141R requires that, upon a business combination, the acquired assets, assumed liabilities, contractual contingencies and contingent liabilities, be recognized and measured at their fair value at the acquisition date. Statement 141R also requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred. In addition, Statement 141R requires that acquired in-process research and development be measured at fair value and capitalized as an indefinite-lived intangible asset, and it is therefore not subject to amortization until the project is completed or abandoned. Statement 141R also requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties that are recognized after the measurement period be recognized in income tax expense. Statement 141R is to be applied prospectively and is effective for fiscal years beginning on or after December 15, 2008, which for us will be our fiscal 2010. Thus, while adoption is not expected to materially impact our financial position, results of operations or cash flows directly when it becomes effective on July 4, 2009 (the beginning of our fiscal 2010), it is expected to have a significant effect on the accounting for any acquisitions we make subsequent to that date.

Accounting for Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“Statement 160”). Statement 160 requires that noncontrolling interests (previously referred to as minority interests) be clearly identified and presented as a component of equity, separate from the parent’s equity. Statement 160 also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for as equity transactions; and that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in that subsidiary and the gain or loss on the deconsolidation of that subsidiary be measured at fair value. Statement 160 is to be applied prospectively, except for the presentation and disclosure requirements (which are to be applied retrospectively for all periods presented) and is effective for fiscal years beginning after December 15, 2008, which for us is our fiscal 2010. We do not currently anticipate the implementation of Statement 160 will materially impact our financial position, results of operations or cash flows.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“Statement 161”). Statement 161 applies to all derivative instruments, including bifurcated derivative instruments (and to nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of Statement 133) and related hedged items accounted for under Statement 133. Statement 161 amends and expands the disclosure requirements of Statement 133 to provide greater transparency as to (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, Statement 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the volume of derivative activity and fair value amounts of, and gains and losses on, derivative instruments including location of such amounts in the consolidated financial statements, and disclosures about credit-risk-related contingent features in derivative agreements. Statement 161 is effective for fiscal years and interim periods that begin after November 15, 2008, which for us is the third quarter of our fiscal 2009. We do not currently anticipate the implementation of Statement 161 will materially impact our financial position, results of operations or cash flows.

Earnings per Share

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 states that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities and, accordingly, should be included in the two-class method of calculating earnings per share (“EPS”) under FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP 03-6-1 also includes guidance on allocating earnings pursuant to the two-class method. FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008, which for us is our fiscal 2010. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) shall be adjusted retrospectively. We are currently evaluating the impact FSP 03-6-1 may have on our financial position, results of operations and cash flows.

Useful Life of Intangible Assets

In June 2008, the FASB issued FSP No. FAS 142-3, “Determining the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets accounted for pursuant to Statement 142. FSP 142-3 amends Statement 142 to require an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions. In the absence of such experience, FSP 142-3 requires an entity to consider assumptions that market participants would use (consistent with the highest and best use of the asset by market participants), adjusted for entity-specific factors. FSP 142-3 also requires incremental disclosures for renewable intangible assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, which for us is our fiscal 2010. This FSP is to be applied prospectively to intangible assets acquired after the effective date, and the incremental disclosure requirements for renewable intangible assets are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

Note D —	Restatement of Previously Issued Financial Statements

As previously announced on July 30, 2008, Harris Stratex Networks, Inc. and its Audit Committee concluded that our consolidated financial statements for the quarters ended March 28, 2008, December 28, 2007 and September 28, 2007, respectively, and fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 would be

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restated for the correction of errors contained in those consolidated financial statements. The effect of these restatement items decreased shareholders’ equity cumulatively by $15.3 million as of March 28, 2008, $11.6 million as of June 29, 2007, $7.7 million as of June 30, 2006 and $4.9 million as of July 1, 2005. Division equity, which as reclassified to additional paid-in capital at the merger date, decreased from the amount previously reported by $8.3 million. Previously reported net income was decreased by $3.7 million for the three quarters ended March 28, 2008 and net loss was increased by $3.9 million and $2.8 million for the fiscal years ended June 29, 2007 and June 30, 2006, respectively. The restatement had no impact on our net cash flows from operations, financing activities or investing activities.

Previously filed (i) annual consolidated financial statements for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended June 29, 2007, (ii) interim condensed consolidated financial statements for the quarters ended March 28, 2008, December 28, 2007 and September 28, 2007 and (iii) related reports of the Company’s independent registered public accountants have been replaced by the fiscal 2007 Form 10-K/A and the Forms 10-Q/A for the quarters ended March 28, 2008, December 28, 2007 and September 28, 2007 by the Company on September 25, 2008. Details of the nature of the corrections are as follows:

Inventory

Project costs are accumulated in work in process inventory accounts in our cost accounting systems. As products are shipped or otherwise meet our revenue recognition criteria, these project costs are recorded to cost of sales. Estimates may be required if certain costs have been incurred but not yet invoiced to us. On a routine and periodic basis, we review the work in process balances related to these projects to ensure all appropriate costs have been recorded to cost of sales in a timely manner and in the period to which they relate.

During fiscal 2008, we determined that this review had not been performed in a manner sufficient to identify significant project cost variances remaining in certain inventory accounts, and that the resulting errors impacted prior quarters and prior years. To correct this error, we decreased work in process inventory compared to amounts previously recorded by $14.1 million and $9.6 million as of March 28, 2008 and June 29, 2007, respectively, and increased cost of external product sales and services by $4.5 million for the three quarters ended March 28, 2008 and $4.6 million and $2.1 million for the fiscal years ended June 29, 2007 and June 30, 2006, respectively. A $2.9 million increase in the cost of external product sales and services was recorded in fiscal years prior to 2006.

Inventory and Intercompany Account Reconciliations

During the course of the year end close for the fiscal year ending June 27, 2008, we determined that certain account reconciliation adjustments recorded in the fourth quarter of fiscal 2008, which related primarily to inventory and intercompany accounts receivable accounts, should have been recorded in prior quarters or prior years. We determined that certain manual controls had not been performed for certain periods, resulting in accounting errors. More specifically, we identified errors in the work in process inventory balances resulting from incorrect account reconciliation processes. To correct this error, we decreased work in process inventory compared to amounts previously recorded by $2.5 million and $1.9 million as of March 28, 2008 and June 29, 2007, respectively, and increased cost of external product sales by $0.6 million for the three quarters ended March 28, 2008 and $1.4 million and $0.6 million for the fiscal years ended June 29, 2007 and June 30, 2006, respectively. A $0.1 million decrease in the cost of external product sales was recorded in fiscal years prior to 2006.

We also identified errors in accounts receivable balances as a result of control deficiencies in the recording and elimination of intercompany transactions. To correct this error, we decreased accounts receivable compared to amounts previously recorded by $3.1 million and $2.2 million as of March 28, 2008 and June 29, 2007, respectively, and increased selling and administrative expenses by $0.9 million for the three quarters ended March 28, 2008 and $0.1 million for the fiscal year ended June 30, 2006. A $2.1 million increase in selling and administrative expenses was recorded in fiscal fiscal years prior to 2006.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty Liability

Our liability for product warranties contains the estimated accrual for certain technical assistance service provided under our standard warranty policy. We determined that these costs had not been properly included in warranty liability estimates in the balance sheet of Stratex at the date of acquisition. To correct this error, we increased the warranty liability and increased goodwill related to the Stratex acquisition by $1.1 million as of March 28, 2008 and June 29, 2007.

Deferred Tax Liability

Taking into consideration the restatement adjustments described above, we reassessed our income tax provision in accordance with Statement 109. As a result, we decreased the net deferred tax liability balance and increased the income tax benefit by $4.4 million and $2.1 million as of March 28, 2008 and June 29, 2007, respectively. For periods prior to January 26, 2007, income tax expense has been determined as if MCD had been a stand-alone entity, although the actual tax liabilities and tax consequences applied only to Harris. Our income tax expense for those periods relates to income taxes paid or to be paid in foreign jurisdictions for which net operating loss carryforwards were not available and domestic taxable income is deemed offset by tax loss carryforwards for which an income tax valuation allowance had been previously provided for in the financial statements. Thus, there were no changes in our tax provision for periods prior to fiscal 2007.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the impact of the restatement adjustments on our previously reported consolidated statements of operations for the three quarters ended March 28, 2008 and fiscal years 2007 and 2006 as well as the impact on the previously reported consolidated balance sheets as of March 28, 2008 and June 29, 2007.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Quarters Ended March 28, 2008
	As Previously
	Reported	Adjustments	As Restated
	(In millions, except per share amounts)

Net revenues from product sales and services	$531.6	$—	$531.6
Cost of product sales and services:
Cost of external product sales	(306.3)	(4.7)	(311.0)
Cost of product sales with Harris Corporation	(4.2)	—	(4.2)

Total cost of product sales	(310.5)	(4.7)	(315.2)
Cost of services	(59.8)	(0.4)	(60.2)
Cost of sales billed from Harris Corporation	(4.6)	—	(4.6)
Amortization of purchased technology	(5.3)	—	(5.3)

Total cost of product sales and services	(380.2)	(5.1)	(385.3)

Gross margin	151.4	(5.1)	146.3
Research and development expenses	(34.8)	—	(34.8)
Selling and administrative expenses	(90.0)	(0.9)	(90.9)
Selling and administrative expenses with Harris Corporation	(5.2)	—	(5.2)

Total research, development, selling and administrative expenses	(130.0)	(0.9)	(130.9)
Acquired in-process research and development	—	—	—
Amortization of identifiable intangible assets	(5.6)	—	(5.6)
Restructuring charges	(8.4)	—	(8.4)
Corporate allocations expense from Harris Corporation	—	—	—

Operating income	7.4	(6.0)	1.4
Interest income	1.4	—	1.4
Interest expense	(2.2)	—	(2.2)

Income before provision for income taxes	6.6	(6.0)	0.6
Provision for income taxes	(1.1)	2.3	1.2

Net income	$5.5	$(3.7)	$1.8

Net income (loss) per share of Class A and Class B common stock:
Basic	$0.09	$(0.06)	$0.03
Diluted	$0.05	$(0.07)	$(0.02)
Basic weighted average shares outstanding	58.4		58.4
Diluted weighted average shares outstanding	58.9		58.9

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 28, 2008
	As Previously
	Reported	Adjustments	As Restated

ASSETS
Current Assets
Cash and cash equivalents	$97.0	$—	$97.0
Short-term investments and available for sale securities	3.4	—	3.4
Receivables	199.0	(3.1)	195.9
Unbilled costs	35.7	—	35.7
Inventories	125.3	(16.6)	108.7
Deferred income taxes	6.5	—	6.5
Other current assets	17.5	—	17.5

Total current assets	484.4	(19.7)	464.7
Long-Term Assets
Property, plant and equipment	74.4	—	74.4
Goodwill	315.4	1.1	316.5
Identifiable intangible assets	133.2	—	133.2
Other long-term assets	16.0	—	16.0

	539.0	1.1	540.1

Total assets	$1,023.4	$(18.6)	$1,004.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$—	$—	$—
Current portion of long-term debt	6.0	—	6.0
Accounts payable	81.8	—	81.8
Compensation and benefits	12.5	—	12.5
Other accrued items	44.8	1.1	45.9
Advance payments and unearned income	26.7	—	26.7
Income taxes payable	3.6	—	3.6
Restructuring liabilities	6.7	—	6.7
Current portion of long-term capital lease obligation to Harris Corporation	1.6	—	1.6
Due to Harris Corporation	20.5	—	20.5

Total current liabilities	204.2	1.1	205.3
Long-term liabilities	42.9	(4.4)	38.5

Total liabilities	247.1	(3.3)	243.8
Total shareholders’ equity	776.3	(15.3)	761.0

Total liabilities and shareholders’ equity	$1,023.4	$(18.6)	$1,004.8

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of June 29, 2007
	As Previously
	Reported	Adjustments	As Restated

ASSETS
Current Assets
Cash and cash equivalents	$69.2	$—	$69.2
Short-term investments and available for sale securities	20.4	—	20.4
Receivables	185.3	(2.2)	183.1
Unbilled costs	36.9	—	36.9
Inventories	135.7	(11.5)	124.2
Deferred income taxes	4.1	—	4.1
Other current assets	21.7	—	21.7

Total current assets	473.3	(13.7)	459.6
Long-Term Assets
Property, plant and equipment	80.0	—	80.0
Goodwill	323.6	1.1	324.7
Identifiable intangible assets	144.5	—	144.5
Other long-term assets	16.7	—	16.7

	564.8	1.1	565.9

Total assets	$1,038.1	$(12.6)	$1,025.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$1.2	$—	$1.2
Current portion of long-term debt	10.7	—	10.7
Accounts payable	84.7	—	84.7
Compensation and benefits	11.5	—	11.5
Other accrued items	44.7	1.1	45.8
Advance payments and unearned income	22.3	—	22.3
Income taxes payable	6.8	—	6.8
Restructuring liabilities	10.8	—	10.8
Current portion of long-term capital lease obligation to Harris Corporation	3.1	—	3.1
Due to Harris Corporation	17.2	—	17.2

Total current liabilities	213.0	1.1	214.1
Long-term liabilities	67.1	(2.1)	65.0

Total liabilities	280.1	(1.0)	279.1
Total shareholders’ equity	758.0	(11.6)	746.4

Total liabilities and shareholders’ equity	$1,038.1	$(12.6)	$1,025.5

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note E — Business Combination — Acquisition of Stratex Networks, Goodwill and Identifiable Intangible Assets (Restated)

On January 26, 2007, we completed our acquisition of Stratex. Pursuant to the acquisition, each share of Stratex common stock was converted into one-fourth of a share of our Class A common stock. As a result of the transaction, 24,782,153 shares of our Class A common stock were issued to the former holders of Stratex common stock. In the contribution transaction, Harris contributed the assets of MCD, along with $32.1 million in cash (comprised of $26.9 million contributed on January 26, 2007 and $5.2 million held by the Company’s foreign operating subsidiaries on January 26, 2007) and, in exchange we assumed certain liabilities of Harris related to MCD and issued 32,913,377 shares of our Class B common stock to Harris. As a result of these transactions, Harris owned approximately 57% of our outstanding stock and the former Stratex shareholders owned approximately 43% of our outstanding stock immediately following the closing.

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

The table below represents the allocation of the total consideration paid to the purchased tangible assets, identifiable intangible assets, goodwill and liabilities based on management’s assessment of their respective fair values as of the date of acquisition.

Balance Sheet as of the Acquisition Date	(In millions)
(Restated)

Cash, cash equivalents, short-term investments and available for sale securities	$58.6
Accounts and notes receivable	39.1
Inventories	44.2
In-process research and development	15.3
Identifiable intangible assets	149.5
Goodwill	295.0
Property, plant and equipment	33.0
Other assets	11.1

Total assets	$645.8

Current portion of long-term debt	$11.3
Accounts payable and accrued expenses	56.1
Advance payments and unearned income	0.3
Income taxes payable	9.2
Liability for severance payments	7.9
Long-term debt	13.4
Deferred tax liabilities	41.3
Long-term restructuring liabilities	8.7
Warrants	4.5
Common stock and additional paid-in capital	493.1

Total liabilities and shareholders’ equity	$645.8

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the liabilities assumed as presented in the table above were $7.9 million in severance and related costs for certain Stratex employees.

The following table summarizes the allocation of estimated identifiable intangible assets resulting from the acquisition. For purposes of this allocation, we have assessed a fair value of Stratex identifiable intangible assets related to customer contracts, customer relationships, employee covenants not to compete, developed technology and tradenames based on the net present value of the projected income stream of these identifiable intangible assets. The resulting fair value is being amortized over the estimated useful life of each identifiable intangible asset on a straight-line basis. We estimated the fair value of acquired in-process research and development to be approximately $15.3 million, which we have reflected in “Acquired in-process research and development” expense in the Consolidated Statements of Operations during fiscal 2007. This represents certain technologies under development, primarily related to the next generation of the Eclipse product line.

		Estimated
	Expense Type	Useful Life	Total
		(Years)	(In millions)

Developed technology	Cost of product sales and services	10	$70.1
Stratex trade name	Engineering, selling and administrative	Indefinite	33.0
Other tradenames	Engineering, selling and administrative	5	11.4
Customer relationships	Engineering, selling and administrative	4 to 10	28.8
Contract backlog	Engineering, selling and administrative	0.4	4.3
Non-competition agreements	Engineering, selling and administrative	1	1.9

			$149.5

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

In accordance with Statement 142, goodwill will not be amortized but will be tested for impairment at least annually. We have not recorded any impairment losses on identifiable intangible assets or goodwill in fiscal 2008, 2007 or 2006. The goodwill resulting from the Stratex acquisition is not deductible for tax purposes. We obtained the assistance of independent valuation specialists to assist us in determining the allocation of the purchase price for the Stratex acquisition.

The acquired identifiable intangible assets and their respective book values as of June 27, 2008 are shown in the table below (in millions):

	Developed		Customer	Contract	Non-Compete
	Technology	Tradenames	Relationships	Backlog	Agreements	Total
	(In millions)

Initial fair value	$70.1	$44.4	$28.8	$4.3	$1.9	$149.5
Accumulated amortization	(9.9)	(3.2)	(4.7)	(4.3)	(1.9)	(24.0)

Net identifiable intangible assets	$60.2	$41.2	$24.1	$—	$—	$125.5

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2007	2006
	(Restated)	(Restated)
	(In millions, except per share data)

Revenue from product sales and services — as reported	$507.9	$357.5
Revenue from product sales and services — pro forma	$653.7	$599.8
Net loss — as reported (Restated)	$(21.8)	$(38.6)
Net loss — pro forma (Restated)	$(34.2)	$(79.7)
Net loss per diluted common share — as reported (Restated)	$(0.88)	N/A
Net loss per diluted common share — pro forma (Restated)	$(0.59)	$(1.37)

The pro forma results are not necessarily indicative of our results of operations had we owned Stratex Networks for the entire periods presented.

Summary of Goodwill (Restated)

Goodwill on the consolidated balance sheets in our North America Microwave and International Microwave segments totaled $284.2 million and $324.7 million as of the end of fiscal 2008 and 2007. There was no goodwill in our Network Operations segment. Changes in the carrying amount of goodwill for the fiscal years ended June 27, 2008 and June 29, 2007 by segment were as follows:

	2008			2007
	North			North
	America	International	Total	America	International	Total
	(In millions) (Restated)

Balance as of the beginning of year (Restated)	$1.9	$322.8	$324.7	$1.9	$26.4	$28.3
Goodwill from the Stratex acquisition	—	—	—	—	295.0	295.0
Reduction of deferred tax liabilities and other adjustments established in Stratex purchase accounting	—	(41.9)	(41.9)	—	—	—
Reclassification of Stratex goodwill	34.3	(34.3)	—	—	—	—
Translation adjustments related to acquisitions in prior years	—	1.4	1.4	—	1.4	1.4

	$36.2	$248.0	$284.2	$1.9	$322.8	$324.7

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

					Stratex		Other	Total
	Stratex		Stratex	Stratex	Non-	Stratex	Identifiable	Identifiable
	Developed	Stratex	Customer	Contract	Compete	Acquisition	Intangible	Intangible
	Technology	Tradenames	Relationships	Backlog	Agreements	Total	Assets	Assets
	(In millions, except for weighted average useful life in years)

Gross identifiable intangible assets as of June 30, 2006	$—	$—	$—	$—	$—	$—	$12.8	$12.8
Less accumulated amortization	—	—	—	—	—	—	(6.4)	(6.4)

Net identifiable intangible assets as of June 30, 2006	—	—	—	—	—	—	6.4	6.4
Add: acquired fair value of Stratex identifiable intangible assets	70.1	44.4	28.8	4.3	1.9	149.5	—	149.5
Less: amortization expense fiscal 2007	(2.9)	(1.0)	(1.4)	(4.3)	(0.8)	(10.4)	(1.2)	(11.6)
Foreign currency translation	—	—	—	—	—	—	0.2	0.2

Net identifiable intangible assets as of June 29, 2007	67.2	43.4	27.4	—	1.1	139.1	5.4	144.5
Less: amortization expense fiscal 2008	(7.0)	(2.2)	(3.3)	—	(1.1)	(13.6)	(0.9)	(14.5)
Foreign currency translation	—	—	—	—	—	—	0.1	0.1

Net identifiable intangible assets as of June 27, 2008	$60.2	$41.2	$24.1	$—	$—	$125.5	$4.6	$130.1

Amortization expense 2008	7.0	2.2	3.3	—	1.1	13.6	0.9	14.5
Amortization expense 2007	2.9	1.0	1.4	4.3	0.8	10.4	1.2	11.6
Amortization expense 2006	—	—	—	—	—	—	1.2	1.2
Weighted Average Useful Life (in years)	8.6	Indefinite*	8.1	—	—	—	6.6	—

*	The tradename “Stratex” has an indefinite life and has been carried on our books as an identifiable intangible asset since January 26, 2007 at $33.0 million. Other tradenames identified have a weighted average useful life of 3.6 years as of June 27, 2008.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At June 27, 2008, we estimate our future amortization of identifiable intangible assets by year as follows:

Years Ending
in June
(In millions)

2009	$13.4
2010	13.4
2011	13.1
2012	11.7
2013	10.1
Thereafter	35.4

$97.1

Note F —	Short-Term Investments and Available for Sale Securities

Short-term investments and available for sale securities as of June 27, 2008 and June 29, 2007 are as follows:

		Gross	Gross
		Unrealized	Unrealized	Market
June 27, 2008	Cost	Gain	Loss	Value
	(In millions)

Certificates of deposit	$0.6	$—	$—	$0.6
Commercial paper	1.4	—	—	1.4
Corporate notes	1.1	—	—	1.1

	$3.1	$—	$—	$3.1

		Gross	Gross
		Unrealized	Unrealized	Market
June 29, 2007	Cost	Gain	Loss	Value
	(In millions)

Corporate notes	$12.8	$—	$—	$12.8
Government notes	4.8	—	—	4.8
Auction rate securities	2.8	—	—	2.8

	$20.4	$—	$—	$20.4

As of June 27, 2008, all of our short-term investments and available for sale securities have maturity dates of less than one year, with a weighted average maturity of 122 days. As of June 29, 2007, with the exception of the auction rate securities and one corporate note with a market value of $0.6 million and a maturity of 13 months, all of our short-term investments and available for sale securities had maturity dates of less than one year, with a weighted average maturity of 140 days. The auction rate securities held as of June 29, 2007 were sold at face value during fiscal 2008 with no realized gain or loss recognized. Realized gains and losses from the sale of short-term investments and available for sale securities in fiscal 2008, 2007 and 2006 were not significant.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note G —	Accumulated Other Comprehensive Income (Loss)

The changes in components of our accumulated other comprehensive income (loss) during fiscal 2008, 2007 and 2006 are as follows:

				Total
			Short-Term	Accumulated
	Foreign		Investments and	Other
	Currency	Hedging	Available for Sale	Comprehensive
	Translation	Derivatives	Securities	Income (Loss)
	(In millions)

Balance as of July 1, 2005	$(14.2)	$0.3	$—	$(13.9)
Foreign currency translation	12.7	—	—	12.7
Net unrealized loss on hedging activities, net of tax	—	(0.2)	—	(0.2)

Balance as of June 30, 2006	(1.5)	0.1	—	(1.4)
Foreign currency translation	1.5	—	—	1.5
Net unrealized loss on hedging activities, net of tax	—	(0.1)	—	(0.1)

Balance as of June 29, 2007	—	—	—	—
Foreign currency translation	4.1	—	—	4.1
Net unrealized loss on hedging activities, net of tax	—	(0.3)	—	(0.3)

Balance as of June 27, 2008	$4.1	$(0.3)	$—	$3.8

Note H —	Receivables (Restated)

Our receivables are summarized below:

	June 27,	June 30,
	2008	2007
		(Restated)
	(In millions)

Accounts receivable	$205.5	$188.3
Notes receivable due within one year — net	6.8	3.3

	212.3	191.6
Less allowances for collection losses	(12.6)	(8.5)

	$199.7	$183.1

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note I —	Inventories (Restated)

Our inventories are summarized below:

	June 27,	June 29,
	2008	2007
		(Restated)
	(In millions)

Finished products	$55.5	$52.9
Work in process	14.4	17.1
Raw materials and supplies	59.2	68.4

	129.1	138.4
Inventory reserves	(35.6)	(14.2)

	$93.5	$124.2

During fiscal 2008, we increased our inventory reserves by $14.7 million relating to inventory impairment as a result of product transitioning and product discontinuance.

Note J —	Property, Plant and Equipment

Our property, plant and equipment are summarized below:

	June 27,	June 29,
	2008	2007
	(In millions)

Land	$1.3	$1.3
Buildings	29.1	30.8
Software developed for internal use	13.9	3.0
Machinery and equipment	121.6	123.3

	165.9	158.4
Less allowances for depreciation and amortization	(90.3)	(78.4)

	$75.6	$80.0

Depreciation and amortization expense related to plant and equipment, including software amortization, was $16.9 million, $14.5 million and $12.6 million in fiscal 2008, 2007 and 2006.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note K —	Credit Facility, Debt and Subsequent Refinancing Arrangement

Our debt consisted of the following as of June 27, 2008 and June 29, 2007:

	June 27,	June 29,
	2008	2007
	(In millions)

Credit Facility with Bank:
Term Loan A	$—	$5.7
Term Loan B	8.8	13.8
Other short-term notes	—	1.2

Total	8.8	20.7
Less other short-term notes	—	(1.2)
Less current portion	(5.0)	(10.7)

Long-term debt	$3.8	$8.8

As part of the Stratex acquisition, we assumed the existing credit facility of Stratex with a commercial bank (the “Original Credit Facility”). The Original Credit Facility allowed for revolving credit borrowings of up to $50 million with available credit defined as $50 million less the outstanding balance of the long-term portion and any usage under the revolving credit portion. As of June 27, 2008, the outstanding balance of the long-term or term loan portion of our Original Credit Facility was $8.8 million and there were $8.6 million in outstanding standby letters of credit as of that date defined as usage under the revolving credit portion of the facility. The Original Credit Facility was unsecured. The fair value of our debt as of June 27, 2008 was $9.0 million or $0.2 higher than the carrying value.

Term Loan A of the Original Credit Facility required monthly principal payments of $0.5 million plus interest at a fixed rate of 6.38% through May 2008. This loan was repaid in full, including all accrued interest, in June 2008. Term Loan B required monthly principal payments of $0.4 million plus interest at a fixed rate of 7.25% through March 2010. This loan was also repaid in full, including all accrued interest, on June 30, 2008 with the proceeds of a $10 million short-term borrowing under a new revolving credit facility entered into as of that date, replacing the Original Credit Facility, which was terminated as of that date. Details of the new revolving credit facility are provided below.

The Original Credit Facility agreement contained a minimum tangible net worth covenant and a liquidity ratio covenant. As of June 27, 2008 we were in compliance with these financial covenants.

At June 27, 2008, our future principal payment obligations on long-term debt under the Credit Facility were as follows:

Years Ending
in June
(In millions)

2009	$5.0
2010	3.8

Total	$8.8

There were no short-term bank debt obligations outstanding as of June 27, 2008, compared to $1.2 million in bank debt obligations outstanding as of June 29, 2007 consisting solely of notes payable to banks. The weighted average interest rate for these notes was 14.0% as of June 29, 2007.

We have uncommitted short-term lines of credit aggregating $1.2 million from various international banks, all of which was available on June 27, 2008. These lines provide for borrowings at various interest rates, typically may

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us and are reviewed annually for renewal or modification.

On June 30, 2008 the Original Credit Facility was terminated and replaced with a new revolving credit facility as of that date (the “New Facility”). The balance of the term loan portion of the Old Facility of $8.8 million was repaid in full with the proceeds of a $10 million borrowing under the New Facility. The standby letters of credit outstanding under the Old Facility as of the termination date remain as an obligation to Silicon Valley Bank. The New Credit Facility provides for an initial committed amount of $70 million with an option for an additional $50 million available with the same or additional banks. The commitment under the facility is currently divided equally between Silicon Valley Bank and Bank of America, with each providing $35 million. The initial term of the New Facility is 3 years and provides for (1) demand borrowings (with no stated maturity date) at the greater of Bank of America’s prime rate and the Federal Funds rate plus 0.5%, (2) fixed term Eurodollar loans for six months or more as agreed with the banks at LIBOR plus a spread of between 1.25% to 2.00% based on the company’s current leverage ratio and (3) the issuance of standby or commercial letters of credit. The New Facility contains a minimum liquidity ratio covenant and a maximum leverage ratio covenant and is unsecured.

Note L —	Accrued Warranties (Restated)

We have accrued for the estimated cost to repair or replace products under warranty at the time of sale. Changes in warranty liability, which is included as a component of other accrued items on the consolidated balance sheets, during the fiscal years ended June 27, 2008 and June 29, 2007, were as follows:

	Fiscal Year Ended
	June 27,	June 29,
	2008	2007
		Restated
	(In millions)

Balance as of the beginning of the fiscal year	$6.7	$3.9
Acquisition of Stratex	—	4.6
Warranty provision for sales made during the fiscal year	8.5	2.8
Settlements made during the fiscal year	(8.4)	(4.7)
Other adjustments to the liability including foreign currency translation during the fiscal year	0.1	0.1

Balance as of the end of the fiscal year	$6.9	$6.7

Note M —	Redeemable Preference Shares

During fiscal 2007, our Singapore subsidiary issued 8,250 redeemable preference shares to the U.S. parent company which, in turn, sold the shares to two unrelated investment companies at par value for total sale proceeds of $8.25 million. These redeemable preference shares represent a 1% interest in our Singapore subsidiary. The redeemable preference shares have an automatic redemption date of January 2017, which is 10 years from the date of issue. Preference dividends are cumulative and payable quarterly in cash at the rate of 12% per annum. The holders of the redeemable preference shares have liquidation rights in priority of all classes of capital stock of our Singapore subsidiary. The holders of the redeemable preference shares do not have any other participation in, or rights to, our profits, assets or capital shares, and do not have rights to vote as a shareholder of the Singapore subsidiary unless the preference dividend or any part thereof is in arrears and has remained unpaid for at least 12 months after it has been declared. During fiscal 2008 and 2007, preference dividends totaling $1.0 million and $0.4 million were recorded as interest expense in the accompanying Consolidated Statements of Operations. We have classified the redeemable preference shares as long-term debt due to the mandatory redemption provision 10 years from issue date.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As part of the Stratex acquisition, we assumed warrants to purchase 539,195 shares of our Class A common stock. These warrants have an exercise price of $11.80 per common share and will expire on September 24, 2009. In connection with the purchase accounting recorded as a result of the acquisition of Stratex, we recorded the total fair value of these warrants as $4.5 million in long-term liabilities on January 26, 2007. The fair value of each warrant was $1.15 and $7.43 on June 27, 2008 and June 29, 2007, determined based on the Black-Scholes-Merton model with the assumptions listed in the table below.

	June 27,	June 29,
	2008	2007

Dividend yield	0%	0%
Expected volatility	58.9%	43.1%
Risk-free interest rate	2.31%	4.91%
Expected holding period	0.67 years	1.25 years

As a result of recording these outstanding warrants at fair value as of June 27, 2008 and June 29, 2007, we recorded the change in fair value during fiscal 2008 and 2007 as $3.3 million and $0.6 million as a reduction to selling and administrative expenses on our Consolidated Statements of Operations. During fiscal 2007, warrants to purchase 18,750 shares of our Class A common stock were exercised for total proceeds of $0.2 million. No warrants were exercised in fiscal 2008.

Note O —	Restructuring Activities

During fiscal 2008, Harris Stratex continued its restructuring activities implemented within the merger restructuring plans approved in connection with the January 26, 2007 merger between the Microwave Communications Division of Harris Corporation and Stratex Networks, Inc. These restructuring plans included the consolidation of facilities and operations of the predecessor entities in Canada, France, the U.S., China, Brazil and, to a lesser extent, Mexico, New Zealand and the United Kingdom.

During fiscal 2008, we recorded an additional $9.3 million of restructuring charges in connection with the implementation of these fiscal 2007 plans. These fiscal 2008 additional charges consist of:

Severance, retention and related charges associated with reduction in force activities totaling $3.4 million ($4.0 in fiscal 2008 charges, less $0.6 million for a reduction in the restructuring liability recorded for Canada and France as of June 29, 2007).

Lease impairment charges totaling $1.8 from implementation of fiscal 2007 plans and changes in estimates related to sub-tenant activity at our U.S. and Canadian locations.

Impairment of fixed assets and leasehold improvements totaling $1.9 million at our Canadian location.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of a recoverable value-added type tax in Brazil totaling $2.2 million resulting from our scaled down operations and reduced activity which negatively affected the fair value of this recoverable asset (included in “Other current assets” on our consolidated balance sheets).

During the third quarter of fiscal 2007, in connection with the Stratex acquisition on January 26, 2007, we recognized $12.0 million of restructuring liabilities representing the fair value of Stratex restructuring liabilities incurred prior to, and not related to, the acquisition as summarized in the table below. These charges related to building lease obligations at four of Stratex’ U.S. facilities. During fiscal 2008, we made payments of $4.8 million on these leases, which reduced the liability by $4.1 million, net of $0.7 million in interest expense. Also during the second quarter of fiscal 2008, new information became available with regard to our utilization of the space under these building lease obligations and we reduced our restructuring liability by $1.1 million with an offsetting decrease to goodwill under purchase accounting. Subsequent to the one-year window under purchase accounting, we updated our estimate of the utilization of this space under these lease obligations and increased the liability by $0.5 million with an increase to restructuring expense.

In fiscal 2006, we implemented a restructuring plan to transfer our Montreal manufacturing activities to our San Antonio, Texas facility, and reduce our workforce by 110 employees. In fiscal 2006, we recorded restructuring charges of $3.8 million, $2.3 million of which related to employee severance benefits, and $1.5 million of which related to building lease obligation and transition costs. In connection with this restructuring, we also recorded $1.1 million for fixed asset write-offs. As of June 29, 2007, substantially all of the employee severance benefits had been paid, and $1.1 million of the building lease obligation commitments had been paid. We anticipate no further charges associated with this plan.

The information in the following table summarizes our restructuring activity during the last three fiscal years and the remaining restructuring liability as of June 27, 2008.

	Severance	Facilities
	and	and
	Benefits	Other	Total
	(In millions)

Total restructuring liability balance as of July 1, 2005	$0.3	$—	$0.3
Provision in fiscal 2006	2.3	1.5	3.8
Cash payments in fiscal 2006	(0.7)	(1.2)	(1.9)

Total restructuring liability balance as of June 30, 2006	1.9	0.3	2.2
Acquisition of Stratex restructuring liability on January 26, 2007	—	12.0	12.0
Provision in fiscal 2007	9.3	—	9.3
Cash payments in fiscal 2007	(3.4)	(1.5)	(4.9)

Total restructuring liability as of June 29, 2007	7.8	10.8	18.6
Provision in fiscal 2008	4.0	5.9	9.9
Release of accrual to statement of operations in fiscal 2008	(0.6)	—	(0.6)
Amount credited to goodwill in fiscal 2008	—	(1.1)	(1.1)
Other adjustments to liability, including foreign currency translation during fiscal 2008	0.6	0.2	0.8
Non-cash charges in fiscal 2008	—	(4.1)	(4.1)
Cash payments in fiscal 2008	(10.0)	(3.2)	(13.2)

Total restructuring liability as of June 27, 2008	$1.8	$8.5	$10.3

Current portion of restructuring liability as of June 27, 2008	$1.8	$3.3	$5.1
Long-term portion of restructuring liability as of June 27, 2008	—	5.2	5.2

Total restructuring liability as of June 27, 2008	$1.8	$8.5	$10.3

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not anticipate any further restructuring charges under our fiscal year 2007 restructuring plans. The following table summarizes the costs incurred for our fiscal 2007 restructuring plans:

		Total Costs
		Incurred During	Cumulative
	Total Costs	the Fiscal	Costs
	Incurred	Year	Incurred
	through	Ended	through
	June 29,	June 27,	June 27,
	2007	2008	2008
		(In millions)

North America Microwave:
Severance and benefits	$5.1	$3.0	$8.1
Facilities and other	—	3.7	3.7

Total North America Microwave	$5.1	$6.7	$11.8

International Microwave:
Severance and benefits	$4.2	$0.4	$4.6
Facilities and other	—	2.2	2.2

Total International Microwave	$4.2	$2.6	$6.8

Totals	$9.3	$9.3	$18.6

Note P —	Share-Based Compensation

As of June 27, 2008, we had one stock incentive plan for our employees and outside directors, the 2007 Stock Equity Plan, which was adopted by our board of directors and approved by Harris as our sole shareholder in January 2007. We believe that awards under this plan more closely align the interests of our employees with those of our shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our 2007 Stock Equity Plan). Shares of Class A common stock remaining available for future issuance under our stock incentive plan totaled 4,389,488 as of June 27, 2008. Our stock incentive plan provides for the issuance of share-based awards in the form of stock options, restricted stock and performance share awards.

We also assumed all of the former Stratex Networks outstanding stock options as of January 26, 2007, as part of the Stratex acquisition. We recognized $2.8 million and $1.5 million in compensation expense relating to services provided during fiscal 2008 and fiscal 2007 for the portion of these stock options that were unvested as of January 26, 2007. During fiscal 2007, we also recognized $0.9 million in compensation expense related to the acceleration of options in connection with the employment termination of one of our executive officers and $0.9 million in compensation cost related to the acceleration of options charged to goodwill, both items accounted for as a modifications under Statement 123R. For the portion of these assumed stock options that were vested at the date of the Stratex acquisition, we included their fair value of $15.5 million as part of the purchase price.

Finally, some of our employees who were formerly employed by MCD participate in Harris’ three shareholder-approved stock incentive plans (the “Harris Plans”) under which options or other share-based compensation is outstanding. In total, the compensation expense related to the Harris Plans’ share-based awards was $1.4 million, $1.6 million and $1.7 million during fiscal 2008, 2007 and 2006. These costs have been paid to Harris in cash. Harris has not made any awards to former MCD employees since the date of the Stratex acquisition, and does not intend to make any further awards under its plans.

Upon the exercise of stock options, vesting of restricted stock awards, or vesting of performance share awards, we issue new shares of our Class A common stock. Currently, we do not anticipate repurchasing shares to provide a source of shares for our rewards of share-based compensation.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In total, compensation expense for share-based awards was $7.8 million, $5.7 million and $1.7 million for fiscal 2008, 2007 and 2006. Amounts were included in our Consolidated Statements of Operations as follows:

	2008	2007	2006
	(In millions)

Cost of product sales and services	$1.2	$0.3	$—
Research and development expenses	1.3	2.0	—
Selling and administrative expenses	5.3	3.4	1.7

Total compensation expense	7.8	5.7	1.7
Less related income tax benefit recognized	(0.7)	—	—

Total net of income tax benefits	$7.1	$5.7	$1.7

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

The fair value of each option award under our stock equity plan was estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions set forth in the following table. Expected volatility is based on implied volatility for the expected term of the options from a group of peer companies developed with the assistance of an independent valuation firm. The expected term of the options is calculated using the simplified method described in the SEC’s Staff Accounting Bulletins No. 107 and No. 110. We use the simplified method because our stock does not have sufficient trading history and we do not have sufficient stock option exercise data since our company was formed in January 2007. We have used the simplified method to value all of our stock options since January 2007. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We recognized $1.4 million of expense during fiscal 2008.

A summary of the significant assumptions we used in calculating the fair value of our fiscal 2008 stock option grants is as follows:

	December 4,	February 20,	March 18,
Grant Date	2007	2008	2008

Expected dividends	0.0%	0.0%	0.0%
Expected volatility	55.6%	55.5%	55.6%
Risk-free interest rate	3.35%	3.18%	2.62%
Expected term (years)	5.875	5.875	5.875
Stock price on date of grant	$16.27	$10.56	$8.84
Number of stock options granted	12,470	2,520	5,060
Fair value per option on date of grant	$8.91	$5.76	$4.76

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the significant assumptions we used in calculating the fair value of our fiscal 2007 stock option grants is as follows:

	February 28,	June 12,
Grant Date	2007	2007

Expected dividends	0.0%	0.0%
Expected volatility	62.64%	61.10%
Risk-free interest rate	4.52%	5.18%
Expected term (years)	5.0	5.0
Stock price on date of grant	$20.40	$16.48
Number of stock options granted	292,400	19,800
Fair value per option on date of grant	$11.61	$9.35

A summary of the status of stock options under our 2007 Stock Equity Plan as of June 27, 2008 and changes during fiscal 2008, are as follows:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining	Aggregate
		Exercise	Grant Date	Contractual	Intrinsic
		Price	Fair Value	Life	Value
	Shares	($)	($)	(Years)	($)

Stock options outstanding as of June 29, 2007	312,200	20.15	11.47
Stock options forfeited or expired	(42,500)	20.40	11.47
Stock options granted	20,050	13.68	7.47
Stock options exercised	—	—	—

Stock options outstanding as of June 27, 2008	289,750	19.67	11.23	5.8	—

Stock options exercisable as of June 27, 2008	147,700	20.14	11.23	5.7	—
Stock options vested and expected to vest as of June 27, 2008(1)	281,280	19.69	11.23	5.8	—

(1)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on June 27, 2008 of $9.58 and the exercise price for in-the-money options that would have been received by the optionees if all options had been exercised on June 27, 2008. There was no intrinsic value of options exercised during fiscal 2008 since none were exercised.

A summary of the status of our nonvested stock options as of June 27, 2008 granted under our 2007 Stock Equity Plan and changes during fiscal 2008, are as follows:

		Weighted-Average
		Grant-Date
		Fair Value
	Shares	($)

Nonvested stock options as of June 29, 2007	312,200	11.47
Stock options granted	20,050	7.47
Stock options cancelled	(42,500)	11.47
Stock options vested	(147,700)	11.47

Nonvested stock options as of June 27, 2008	142,050	10.90

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 27, 2008, there was $1.4 million of total unrecognized compensation expense related to nonvested stock options granted under our stock incentive plan. This cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of stock options that vested during fiscal 2008 and 2007 was $1.7 million and zero.

Restricted Stock Awards Under our 2007 Stock Equity Plan

The following information relates to awards of restricted stock that were granted to employees and outside directors under our stock incentive plan. The restricted stock is not transferable until vested and the restrictions lapse upon the achievement of continued employment or service over a specified time period. Restricted stock issued to employees cliff vests 3 years after grant date. Restricted stock is issued to directors annually and generally vests ratably on a quarterly basis through the annual service period. We recognized $1.3 million of expense during fiscal 2008. The fair value of each restricted stock grant is based on the closing price of our Class A common stock on the date of grant and is amortized to compensation expense over its vesting period.

A summary of the status of our restricted stock as of June 27, 2008 and changes during fiscal 2008, are as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Restricted stock outstanding as of June 29, 2007	135,655	$20.30
Restricted stock granted	53,690	$9.68
Restricted stock vested and released	(31,888)	$17.84
Restricted stock forfeited	(13,000)	$20.40

Restricted stock outstanding as of June 27, 2008	144,457	$16.89

As of June 27, 2008, there was $1.5 million of total unrecognized compensation expense related to restricted stock awards under our stock incentive plan. This expense is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of restricted stock that vested during fiscal 2008 and 2007 was $0.6 million and $0.2 million.

Performance Share Awards

The following information relates to awards of performance shares that have been granted to employees under our stock incentive plan. Vesting of performance share awards is subject to performance criteria including meeting net income and cash flow targets for a 29-month plan period ending July 3, 2009 and continued employment at the end of that period. The final determination of the number of shares to be issued in respect of an award is determined by our Board of Directors, or a committee of our Board.

The fair value of each performance share is based on the closing price of our Class A stock on the date of grant and is amortized to compensation expense over its vesting period, if achievement of the performance measures is considered probable. We estimate that the performance measures will be achieved at target and recognized $0.9 million of expense during fiscal 2008.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of our performance shares as of June 27, 2008, and changes during fiscal 2008, are as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Performance shares outstanding as of June 29, 2007	150,800	$20.15
Performance shares granted	6,900	$15.06
Performance shares vested and released	(11,550)	$20.40
Performance shares forfeited	(21,350)	$20.40

Performance shares outstanding as of June 27, 2008	124,800	$19.80

As of June 27, 2008, there was $1.0 million of total unrecognized compensation expense related to performance share awards under our stock incentive plan. This expense is expected to be recognized over a weighted-average period of 1.0 year. The total fair value of performance share awards that vested during fiscal 2008 and 2007 was $0.2 million and zero.

Stock Options Assumed in the Stratex Acquisition

A summary of stock option activity for fiscal 2008 for stock options assumed in the Stratex acquisition is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Life (Years)	Value
				(In millions)

Stock options outstanding as of June 29, 2007	2,904,516	$23.08
Stock options forfeited or expired	(257,014)	$26.12
Stock options exercised	(129,038)	$11.45

Stock options outstanding as of June 27, 2008	2,518,464	$23.36	2.7	$1.0

Stock options exercisable as of June 27, 2008	2,359,362	$23.86	2.6	$1.0
Stock options vested and expected to vest as of June 27, 2008(1)	2,514,039	$23.37	2.7	$1.0

(1)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our Class A common stock on June 27, 2008 of $9.58 and the exercise price for in-the-money options that would have been received by the optionees if all options had been exercised on June 27, 2008.

The total intrinsic value of options exercised during fiscal 2008 was $0.8 million and for fiscal 2007 (the period from January 26, 2007, date of assumption, through June 29, 2007) was $2.5 million at the time of exercise.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of our nonvested stock options assumed in the Stratex acquisition as of June 27, 2008 and changes during fiscal 2008, are as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	($)

Nonvested stock options as of June 29, 2007	462,520	9.15
Stock options forfeited or expired	(123,214)	9.69
Stock options vested	(180,204)	8.56

Nonvested stock options as of June 27, 2008	159,102	9.38

As of June 27, 2008, there was $1.7 million of total unrecognized compensation cost related to the assumed former Stratex options. This cost is expected to be recognized over a weighted-average period of 0.6 years. The total fair value of stock options assumed in the Stratex acquisition that vested during fiscal 2008 and 2007 was $1.5 million and $1.8 million.

Summary of Harris Stratex Stock Options

The following summarizes all of our stock options outstanding as of June 27, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Actual Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

$ 0.91 - $ 9.96	622,222	1.9	$7.93	613,117	$7.92
$10.40 - $ 17.96	1,106,592	3.8	$16.67	928,325	$16.78
$18.04 - $ 27.76	844,154	3.3	$21.80	730,374	$22.01
$28.12 - $148.00	235,246	1.8	$96.71	235,246	$96.71

$ 0.91 - $148.00	2,808,214	3.0	$22.98	2,507,062	$23.64

AWARDS TO FORMER HARRIS EMPLOYEES PRIOR TO THE COMBINATION WITH STRATEX

As mentioned above, some of our employees that were formerly employed by Harris’ Microwave Communications Division participate in Harris’ three shareholder-approved stock incentive plans under which stock options, restricted stock awards and performance share awards are outstanding. Harris has not made any awards to former Microwave Communications Division employees since January 26, 2007, the date of the combination with Stratex, and does not intend to make any further awards to our employees under its plans (however, Harris has estimated that certain performance share awards granted prior to the combination result in additional shares to be issued upon completion of the related performance period). The following sets forth the status of those awards as they relate to our financial statements. These costs have been paid to Harris in cash.

Harris Stock Options

The following information relates to stock options that have been granted under Harris’ shareholder-approved stock incentive plans. Option exercise prices are 100% of fair market value on the date the options are granted. Options may be exercised for a period set at the time of grant, which generally ranges from 7-10 years after the date of grant, and they generally become exercisable in installments, which are typically 50% one year from the grant date, 25% two years from the grant date and 25% three years from the grant date. A significant number of options

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted by us in fiscal 2006 are subject to a vesting schedule in which they are 50% exercisable prior to the end of such fiscal year, a period of approximately 10 months from the grant date.

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

	2007	2006

Expected dividends	1.0%	0.9%
Expected volatility	35.8%	36.1%
Risk-free interest rates	4.8%	4.1%
Expected term (years)	3.42	3.35

A summary of stock option activity under Harris’ stock incentive plans during fiscal 2008 as they relate to our consolidated financial statements is as follows:

	2008
		Weighted
		Average
		Exercise
	Shares	Price

Stock options outstanding at the beginning of the year	362,878	$27.57
Stock options forfeited or expired	(26,850)	$39.85
Stock options exercised	(69,823)	$24.07

Stock options outstanding at the end of the year	266,205	$27.25

Stock options exercisable at the end of the year	232,355	$25.12

The weighted average remaining contractual term for stock options that were outstanding and exercisable as of June 27, 2008 was 3.2 years and 3.0 years. The aggregate intrinsic value for stock options that were outstanding and exercisable as of June 27, 2008 was $6.4 million and $6.1 million. The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of Harris common stock on June 27, 2008 of $51.18 and the exercise price for in-the-money options that would have been received by the optionees if all options had been exercised on June 27, 2008.

The total intrinsic value of options exercised during fiscal 2008 and 2007 was $2.4 and $2.9 million at the time of exercise.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of Harris’ nonvested stock options as of June 27, 2008 as they relate to our consolidated financial statements, and changes during fiscal 2008 are as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Nonvested stock options as of June 29, 2007	133,650	$10.55
Stock options vested	(99,800)	$10.34

Nonvested stock options as of June 27, 2008	33,850	$11.17

As of June 27, 2008, there was $0.4 million of total unrecognized compensation cost related to nonvested stock options granted under Harris’ stock incentive plans. This cost is expected to be recognized over a weighted-average period of 0.9 years. The total fair value of stock options that vested during fiscal 2008 and 2007 was approximately $1.0 million and $0.4 million.

Harris Restricted Stock Awards

The following information relates to Harris restricted stock awards that have been granted to former Microwave Communications Division employees under Harris’ stock incentive plans. The restricted stock shares are not transferable until vested and the restrictions lapse upon the achievement of continued employment over a specified time period.

The fair value of each restricted stock award grant is based on the closing price of Harris stock on the date of grant and is amortized to expense over its vesting period. As of June 27, 2008, there were 19,000 shares of restricted stock awards outstanding.

A summary of the status of Harris restricted stock as of June 27, 2008 as it relates to our consolidated financial statements, and changes during fiscal 2008 are as follows:

		Weighted-Average
	Shares	Grant Price

Restricted stock outstanding as of June 29, 2007	23,000	$39.51
Restricted stock vested	(4,000)	$24.00

Restricted stock outstanding as of June 27, 2008	19,000	$42.77

As of June 27, 2008, there was $0.3 million of total unrecognized compensation cost related to restricted stock awards under Harris’ stock incentive plans. This cost is expected to be recognized over a weighted-average period of 1.0 years. The total fair value of restricted stock that vested during fiscal 2008 and 2007 was approximately $0.1 million and zero.

Harris Performance Share Awards

The following information relates to Harris grants of performance share awards and performance share units that have been granted to former Microwave Communications Division employees under Harris’ stock incentive plans. Generally, performance share and performance share unit awards are subject to Harris’ performance criteria such as meeting predetermined earnings and return on invested capital targets for a three-year plan period. These awards also generally vest at the expiration of the same three-year period. The final determination of the number of shares to be issued in respect of an award is determined by Harris’ Board of Directors, or a committee of their Board.

The fair value of each performance share award is based on the closing price of Harris stock on the date of grant and is amortized to expense over its vesting period, if achievement of the performance measures is considered probable. As of June 27, 2008 there were 29,245 performance shares awards outstanding.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of performance share units, which is distributed in cash, is equal to the most probable estimate of intrinsic value at the time of distributions and is amortized to compensation expense over the vesting period. As of June 27, 2008, there were 2,722 shares of performance share units outstanding.

A summary of the status of Harris performance shares as of June 27, 2008 as it relates to our financial statements, and changes during fiscal 2008, are as follows:

		Weighted-Average
	Shares	Grant Price

Performance shares outstanding as of June 29, 2007	48,389	$36.43
Additional performance shares awarded related to prior years’ Harris incentive criteria	6,000	$24.00
Performance shares vested	(18,000)	$24.00
Performance shares forfeited	(4,422)	$41.92

Performance shares outstanding as of June 27, 2008	31,967	$40.33

As of June 27, 2008, there was $0.2 million of total unrecognized compensation cost related to performance share awards under Harris’ stock incentive plans. This cost is expected to be recognized over a weighted-average period of 1.02 years. The total fair value of performance share and performance share units that vested during fiscal 2008 and 2007 was approximately $0.4 million and $0.3 million.

Other Harris Share-Based Compensation

Prior to January 27, 2007, under Harris’ domestic retirement plans, most Microwave Communications Division employees had an option to invest in Harris’ common stock at 70% of current market value limited to the lesser of (a) 1% of their compensation and (b) 20% of a participant’s total contribution to the plan, which was matched by us. The discount from fair market value on Harris common stock purchased by employees under the domestic retirement plans was charged to compensation expense in the period of the related purchase.

Note Q —	Business Segments (Restated)

Revenue and (loss) income before income taxes by segment are as follows:

Revenue	2008	2007	2006
	(In millions)

North America Microwave	$232.4	$216.3	$168.1
International Microwave	461.7	272.2	172.3
Network Operations	24.3	19.4	17.1

Total Revenue	$718.4	$507.9	$357.5

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Loss) Income Before Income Taxes (Restated)	2008(1)	2007(2)	2006(3)
		(Restated)	(Restated)
	(In millions)

Segment Operating (Loss) Income:
North America Microwave	$(9.4)	$6.3	$14.8
International Microwave	(5.7)	(31.3)	(34.8)
Network Operations	1.4	1.3	1.1
Corporate allocations expense from Harris	—	(3.7)	(12.4)
Net interest expense	(0.2)	(0.5)	(0.5)

Loss before income taxes	$(13.9)	$(27.9)	$(31.8)

(1)	During fiscal 2008, in our International Microwave segment, we recorded $11.9 million in amortization of developed technology, tradenames, customer relationships, and non-compete agreements, $1.7 million in amortization of the increase in fair value of fixed assets related to the acquisition of Stratex, $2.6 million in restructuring charges, $6.1 million in merger related integration charges and $1.8 million of inventory mark-downs.

In addition, in our North America Microwave segment, we recorded $2.7 million in amortization of developed technology, tradenames, customer relationships, and non-compete agreements, $1.1 million in amortization of the increase in fair value of fixed assets related to the acquisition of Stratex, $4.9 million in restructuring charges and $3.2 million in merger-related integration charges, $12.9 million of inventory mark-downs and impairment related to product transitioning and $1.8 million of lease impairments.

(2)	During fiscal 2007, in our International Microwave segment, we recorded $15.3 million in acquired in-process research and development expenses, $9.1 million in amortization of developed technology, tradenames, customer relationships, contract backlog and non-compete agreements, $8.6 million in amortization of fair value adjustments for inventory and fixed assets related to the acquisition of Stratex, $4.2 million in restructuring charges and $3.6 million in merger related integration charges to our International Microwave segment.

In addition, in our North America Microwave segment, we recorded $1.4 million in amortization of developed technology, tradenames, customer relationships, contract backlog and non-compete agreements, $0.4 million in amortization of fair value adjustments for inventory and fixed assets related to the acquisition of Stratex, $5.1 million in restructuring charges and $2.7 million in merger-related integration charges to our North America Microwave segment.

(3)	The operating loss in the International Microwave segment in fiscal 2006 included $39.4 million in inventory write-downs and other charges associated with decisions made in fiscal 2006 regarding product discontinuances and the shutdown of manufacturing activities at our Montreal, Canada plant.

Revenue by country comprising more than 5% of our sales to unaffiliated customers for fiscal 2008, 2007 and 2006 are as follows:

	2008	% of Total	2007	% of Total	2006	% of Total
			(In millions)

United States	$192.3	26.8%	$168.7	33.2%	$143.9	40.2%
Canada	32.2	4.5%	39.9	7.8%	29.9	8.4%
Nigeria	137.6	19.2%	55.4	10.9%	81.3	22.7%
Other	356.3	49.5%	243.9	48.1%	102.4	28.7%

Total	$718.4	100.0%	$507.9	100.0%	$357.5	100.0%

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets consisted primarily of identifiable intangible assets, goodwill and property, plant and equipment. Long-lived assets by location as of June 27, 2008 and June 29, 2007 are as follows:

	2008	2007
		(Restated)
	(In millions)

United States	$219.8	$222.1
Singapore	237.1	261.2
Canada	32.6	38.7
United Kingdom	12.4	13.7
Other countries	19.7	30.2

Total	$521.6	$565.9

Note R —	Income Taxes (Restated)

Loss from continuing operations before provision (benefit) for income taxes during fiscal 2008, 2007 and 2006 is as follows:

	2008	2007	2006
		(Restated)	(Restated)
	(In millions)

United States	$(69.9)	$(33.4)	$(10.4)
Foreign	56.0	5.5	(21.4)

Total	$(13.9)	$(27.9)	$(31.8)

Provision (benefit) for income taxes for fiscal 2008, 2007 and 2006 are summarized as follows:

	2008	2007	2006
		(Restated)	(Restated)
	(In millions)

Current provision (benefit):
United States	$—	$—	$—
Foreign	5.5	6.9	1.1
State and local	—	—	—
Total current provision (benefit)	5.5	6.9	1.1
Deferred provision (benefit):
United States	(16.5)	(11.7)	—
Foreign	10.8	(0.8)	—
State and local	(1.8)	(0.5)	5.7
Total deferred provision (benefit)	(7.5)	(13.0)	5.7

	$(2.0)	$(6.1)	$6.8

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate for fiscal 2008, 2007 and 2006:

	2008	2007	2006
		(Restated)	(Restated)
	(In millions)

Statutory U.S. Federal tax rate	(35.0)%	(35.0)%	(35.0)%
U.S. valuation allowances	113.2	9.0	35.0
State and local taxes, net of U.S. Federal tax benefit	(12.9)	(1.9)	—
Foreign income taxed at rates less than the U.S. statutory rate	(85.5)	4.2	23.4
Other	5.8	1.8	—

Effective tax rate	(14.4)%	(21.9)%	23.4%

The components of deferred tax assets and liabilities are as follows:

	June 27, 2008		June 29, 2007
	Current	Non-Current	Current	Non-Current
			(Restated)	(Restated)
	(In millions)

Deferred tax assets:
Inventory	$18.7	$—	$13.4	$—
Accruals	5.7	—	2.4	—
Unrealized impairment loss	0.1	1.1	1.1	—
Other reserves and accruals	1.9	—	1.9	—
Bad debts	2.6	—	1.0	—
Warranty reserve	2.5	0.2	3.2	—
Deferred costs	0.5	—	0.6	—
Depreciation	—	2.0	—	1.3
Amortization	—	—	—	0.8
Other foreign	3.0	—	3.5	—
Stock options	—	3.1	—	0.7
Severance and restructuring costs	2.9	5.0	6.6	—
Other	0.3	1.1	0.5	1.0
Capital loss carryforward	—	7.6	—	7.6
Tax credit carryforwards	—	25.2	—	20.8
Tax loss carryforwards	—	95.0	0.1	45.7

Total deferred tax assets	38.2	140.3	34.3	77.9
Valuation allowance	(24.2)	(92.7)	(30.2)	(66.7)

Net deferred tax assets	14.0	47.6	4.1	11.2
Deferred tax liabilities:
Amortization	—	1.8	—	—
Purchased identifiable intangible assets	—	30.5	—	36.9
Internally developed software	—	5.3	—	3.7
Unrealized exchange gain/loss	1.4	—	—	—

Total deferred tax liabilities	1.4	37.6	—	40.6

Net deferred tax asset (liability)	$12.6	$10.0	$4.1	$(29.4)

The restatement of our previously issued financial statements had an impact on our income tax provision or benefit for fiscal 2007, as well as on our deferred tax accounts as of June 29, 2007. Amounts presented in this

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

footnote reflect the income tax effect relating to the accounts restated, specifically inventory and receivables. See Note D — Restatement of Previously Issued Financial Statements, for additional information.

United States income taxes have not been provided on undistributed earnings of foreign subsidiaries of $73.1 million and $6.4 million as of June 27, 2008 and June 29, 2007 because of our intention to reinvest these earnings indefinitely. The determination of unrecognized deferred U.S. tax liability for foreign subsidiaries is not practicable. Tax loss and credit carryforwards as of June 27, 2008 have expiration dates ranging between one year to no expiration in certain instances. The amount of U.S. tax loss carryforwards as of June 27, 2008 and June 29, 2007 was $198.5 million and $108.0 million. Tax credit carryforwards as of June 27, 2008 and June 29, 2007 was $24.8 million and $20.8 million. The amount of foreign tax loss carryforwards for June 27, 2008 and June 29, 2007 was $40.2 million and $24.0 million. The utilization of a portion of the NOLs is subject to an annual limitation under Section 382 of the Internal Revenue Code as a result of a change of ownership. Income taxes paid were $2.2 million and $6.6 million for the year ended June 27, 2008 and the year ended June 29, 2007.

The effective tax rate in the fiscal year ended June 27, 2008 was impacted unfavorably by a valuation allowance recorded on certain deferred tax assets, certain purchase accounting adjustments and foreign tax credits where it was determined it was not more likely than not that the assets would be realized. The net change in the valuation allowance during the year ended June 27, 2008 was an increase of $15.7 million.

For the period ending June 29, 2007, a net deferred tax liability in the amount of $40.8 million was recognized in accordance with Statement 109 for the difference between the assigned values for purchase accounting purposes and the tax bases of the assets and liabilities acquired as a result of the Stratex acquisition. This resulted in a $40.8 million increase to goodwill. In addition, a valuation allowance under purchase accounting on $94.0 million of acquired deferred tax assets was recorded on the opening balance sheet. A valuation allowance was recorded because it was determined it was not more likely than not that the assets would be realized. Any realization of these deferred tax assets in the future would be reflected as a reduction to goodwill. During the year ended June 27, 2008, deferred tax assets in the amount of $30.7 million were realized as a reduction to this goodwill. Accordingly, the valuation allowance was reduced by the same amount. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be allocated to reduce goodwill is $63.3 million as of June 27, 2008.

We established our International Headquarters in Singapore and received a favorable tax ruling resulting from an application filed by us with the Singapore Economic Development Board (“EDB”) effective January 26, 2007. This favorable tax ruling calls for a 10% effective tax rate to be applied over a five year period provided certain milestones and objectives are met. We are confident we will meet all the requirements as outlined by EDB.

We entered into a tax sharing agreement with Harris Corporation effective on January 26, 2007, the date of the merger. The tax sharing agreement addresses, among other things, the settlement process associated with pre-merger tax liabilities and tax attributes that are attributable to the MCD business when it was a division of Harris Corporation. There were no settlement payments recorded in the fiscal years ended June 27, 2008 or June 29, 2007.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Accruals for tax contingencies are provided for in accordance with the requirements of FIN 48. The adoption of FIN 48 increased our retained deficit by less than $0.1 million as of June 30, 2008.

As of June 27, 2008 and June 29, 2007, we had a liability for unrecognized tax benefits of $29.6 million and $28.0 million for various federal, foreign, and state income tax matters. Unrecognized tax benefits increased by $1.6 million, a majority of which was recorded as an increase to the unrecognized benefit related to the amortization of intellectual property in Singapore. If the unrecognized tax benefits associated with these positions are ultimately recognized, they would not have a material impact on our effective tax rate or financial position.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign, and state income tax expenses. We accrued an additional amount for such interest of less than $0.1 million in the year ended June 27, 2008. No penalties have been accrued. We have accrued less than $0.1 million as of June 29, 2007 for the payment of any such interest.

We expect that the amount of unrecognized tax benefit may change in the next twelve months; however, it is not expected to have a significant impact on our results of operations, financial position or cash flows.

We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Nigeria, Singapore, New Zealand, Poland, South Africa, France, and the UK. The earliest years still open and subject to ongoing audits as for purposes of FIN 48 for these jurisdictions are as follows: (i) United States (Federal/State) — 2004/2003; (ii) Nigeria — 2003; (iii) Singapore — 2000; (iv) New Zealand — 2003; (v) Poland — 2003; (vi) South Africa — 2001; (vii) France — 2005; and (viii) UK — 2006.

Our unrecognized tax benefit activity for fiscal 2008 is as follows (in millions):

Unrecognized tax benefit as of June 30, 2007	$28.0
Additions for tax positions in prior periods	2.6
Decreases for tax positions in prior periods	(1.0)

Unrecognized tax benefit as of June 27, 2008	$29.6

Note S —	Related Party Transactions with Harris

Prior to the Stratex acquisition, Harris provided information services, human resources, financial shared services, facilities, legal support and supply chain management services to us. The charges for those services were billed to us primarily based on actual usage. On January 26, 2007, we entered into a Transition Services Agreement with Harris to provide for certain services during the periods subsequent to the Stratex acquisition. These services also are charged to us based primarily on actual usage and include database management, supply chain operating systems, eBusiness services, sales and service, financial systems, back office material resource planning support, HR systems, internal and information systems shared services support, network management and help desk support, and server administration and support. During fiscal 2008, 2007 and 2006, Harris charged us $7.0 million, $6.8 million and $5.6 million for these services.

We have sales to, and purchases from, other Harris entities from time to time. Prior to January 26, 2007, the entity initiating the transaction sold to the other Harris entity at cost or transfer price, depending on jurisdiction. The entity making the sale to the end customer recorded the profit on the transaction above cost or transfer price, depending on jurisdiction. Subsequent to January 26, 2007, these purchases and sales are recorded at market price. Our sales to other Harris entities were $3.5 million, $1.9 million and $6.5 million in fiscal 2008, 2007 and 2006. We also recognized costs associated with related party purchases from Harris of $6.1 million, $6.7 million and $12.7 million for fiscal 2008, 2007 and 2006.

Harris was the primary source of our financing and equity activities through January 26, 2007, the date of the Stratex acquisition. During the seven months ended January 26, 2007, Harris’ net investment in us was increased by $24.1 million. During fiscal 2006, Harris provided $2.8 million to recapitalize one of our subsidiaries and Harris’ net investment in us decreased by $7.8 million.

Additionally, through the date of the Stratex acquisition, Harris loaned cash to us to fund our international entities, and we distributed excess cash back to Harris. This arrangement ended on January 26, 2007. We recognized interest income and expense on these loans. The amount of interest income and expense in fiscal 2007 and 2006 was not significant.

The unpaid amounts billed from Harris are included within “Due to Harris Corporation” on our Consolidated Balance Sheets. Additionally, we have other receivables and payables in the normal course of business with Harris.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These amounts are netted within “Due to Harris Corporation” on our Consolidated Balance Sheets. Total receivables from Harris were $4.0 million and $0.7 million as of June 27, 2008 and June 29, 2007. Total payables to Harris were $20.8 million and $17.9 million as of June 27, 2008 and June 29, 2007.

Prior to January 26, 2007, MCD used certain assets in Canada owned by Harris that were not contributed to us as part of the Combination Agreement. We continue to use these assets in our business and we entered into a 5-year lease agreement to accommodate this use. This agreement is a capital lease under generally accepted accounting principles. As of June 27, 2008, our lease obligation to Harris was $2.6 million of which $1.3 million is a current liability and the related asset amount, net of accumulated amortization of $2.1 million is included in property, plant and equipment. Quarterly lease payments are due to Harris based on the amount of 103% of Harris’ annual depreciation calculated in accordance with U.S. generally accepted accounting principles.

During the first quarter of fiscal 2008, we recognized an impairment charge of $1.3 million on a portion of these assets which is included in our restructuring charges. We also recognized an increase of $0.4 million to the lease obligation balance during fiscal 2008 from a recapitalization under the lease terms, primarily because of the impairment charge discussed above and a rescheduling of the lease payments. During fiscal 2008, we paid Harris $3.8 million under this capital lease obligation resulting from the $1.3 million impairment discussed above and the lease payments. Our amortization expense on this capital lease was $1.8 million and $0.8 million in fiscal 2008 and fiscal 2007. As of June 27, 2008, the future minimum payments for this lease are $1.4 million for fiscal 2009, $0.8 million for fiscal 2010, $0.5 million for fiscal 2011 and $0.2 million for fiscal 2012.

Note T —	Operating Lease Commitments

We lease sales facilities, administrative facilities and equipment under non-cancelable operating leases. These leases have initial lease terms that extend through fiscal year 2015.

Rental expense for operating leases, including rentals on a month-to-month basis was $13.6 million in fiscal 2008, $6.1 million in fiscal 2007, and $4.0 million in fiscal 2006.

As of June 27, 2008, our future minimum commitments for all non-cancelable operating facility and equipment leases with an initial lease term in excess of one year are as follows:

Fiscal Years Ending
in June
(In millions)

2009	$9.7
2010	7.6
2011	4.6
2012	0.5
Thereafter	0.2

Total	$22.6

These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We do not consider any of these individual leases material to our operations.

Note U —	Derivative Instruments and Hedging Activity

We use foreign exchange contracts to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers; accounts receivable from, and future committed sales to, customers; and inter-company loans. We believe the use of foreign currency financial instruments reduces the risks that arise from

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

doing business in international markets. As of June 27, 2008, we had open foreign exchange contracts with a notional amount of $80.4 million ($52.5 million as of June 29, 2007), of which $19.2 million ($15.1 million as of June 29, 2007) were designated as Statement 133 hedges and $61.2 million ($37.4 million as of June 29, 2007) were not designated as Statement 133 hedges. As of June 27, 2008, contract expiration dates ranged from less than one month to 3 months with a weighted average contract life of less than one month. The foreign exchange contracts designated as Statement 133 hedges have been used primarily to hedge currency exposures from customer orders denominated in non-functional currencies currently in backlog.

During fiscal 2008, we recognized $6.1 million as an increase to cost of products sold in our Statement of Operations from foreign exchange contract activity. During fiscal 2007 and 2006, gains or losses from foreign exchange contract activity were not significant. As of June 27, 2008, we estimated that a pre-tax loss of $0.3 million would be reclassified into earnings from accumulated other comprehensive income within the next three months related to these cash flow hedges.

We immediately recognize in earnings any portion of a derivative’s change in fair value which is assessed as ineffective in accordance with the provisions of Statement 133. Amounts included in our Consolidated Statements of Operations in fiscal 2008, 2007 and 2006 representing hedge ineffectiveness were not significant. All of these derivatives were recorded at their fair value on our Consolidated Balance Sheets in accordance with Statement 133.

Note V —	Legal Proceedings

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

We and certain of our executive officers were named in a federal securities class action complaint filed on September 15, 2008 in the United States District Court for the District of Delaware by plaintiff Norfolk County Retirement System on behalf of an alleged class of purchasers of our securities from January 29, 2007 to July 30, 2008, including shareholders of Stratex Networks, Inc. who exchanged shares of Stratex Networks, Inc. for our shares as part of the merger between Stratex Networks and the Microwave Communications Division of Harris Corporation. This action relates to the restatement of our prior financial statements, as discussed more fully in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)” and in Item 8 “Financial Statements and Supplementary Data (Restated)” under Note D “Restatement of Previously Issued Financial Statements” to our consolidated financial statements. A similar complaint was filed in the United States District Court of Delaware on September 18, 2008. Each complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as violations of Sections 11 and 15 of the Securities Act of 1933 and seeks, among other relief, determinations that the action is a proper class action, unspecified compensatory damages and reasonable attorneys’ fees and costs. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

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

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note W —	Quarterly Financial Data (Unaudited) (Restated)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Our fiscal quarters end on the Friday nearest the end of the calendar quarter. Summarized quarterly data for fiscal 2008 and 2007 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	09-28-2007	12-28-2007	03-28-2008	06-27-2008
	(Restated)	(Restated)	(Restated)
	(In millions, except share amounts)

Fiscal 2008
Revenue	$172.3	$181.1	$178.2	$186.8
Gross margin	$47.0	$49.0	$50.3	$43.9
(Loss) income from operations	$(0.0)	$(4.4)	$5.8	$(15.1)
Net (loss) income	$(0.2)	$(3.2)	$5.2	$(13.7)
Per share data(1):
Basic net (loss) income per share of Class A and Class B common stock	$(0.0)	$(0.05)	$0.09	$(0.23)
Diluted net (loss) income per share of Class A and Class B common stock(2)	$(0.0)	$(0.05)	$0.05	$(0.23)
Market price range of one share of Class A Common Stock:
High	$20.90	$19.97	$18.75	$11.44
Low	$15.90	$15.41	$8.53	$8.88

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	09-29-2006	12-29-2006	03-30-2007	06-29-2007
	(Restated)	(Restated)	(Restated)	(Restated)
	(In millions, except share amounts)

Fiscal 2007
Revenue	$93.6	$101.2	$139.0	$174.1
Gross margin	$31.5	$33.5	$33.7	$48.0
Income (loss) from operations	$6.0	$4.9	$(25.0)	$(13.3)
Net income (loss)	$5.5	$4.5	$(24.6)	$(7.2)
Per share data(1):
Basic and diluted net loss per share of Class A and Class B common stock(3)	N/A	N/A	$(0.61)	$(0.12)
Market price range of one share of Class A Common Stock(3):
High	N/A	N/A	$21.25	$20.07
Low	N/A	N/A	$18.23	$14.85

(1)	The net income (loss) per common share amounts are the same for Class A and Class B because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. Net income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share totals may not equal the total for the year.

(2)	During the third quarter of fiscal 2008, the calculations of diluted earnings per share include a potential deduction to net income of $2.1 million for the assumed after-tax effect of the change in fair value of warrants using the “treasury stock” method.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Prior to January 26, 2007, the Company was a division of Harris Corporation and there were no shares outstanding for purposes of net income or loss per share calculations. Basic and diluted weighted average shares outstanding are calculated based on the daily outstanding shares, reflecting the fact that no shares were outstanding prior to January 26, 2007. Our Class A common stock began trading on the NASDAQ Global Market on January 30, 2007 under the symbol HSTX. Therefore, the sum of the quarterly net loss per share totals will not equal the total for the year.

We have not paid cash dividends on our Common Stock and do not intend to pay cash dividends in the foreseeable future. As of June 27, 2008, we had approximately 230 stockholders of record of our Class A common stock and one shareholder of record of our Class B common stock.

The following tables present the impact of the restatement adjustments on our previously reported unaudited quarterly consolidated statements of operations for each of the quarters during fiscal 2008 and 2007.

Fiscal 2008

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

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2007

	For the Quarter Ended September 29, 2006
	As Previously
	Reported	Adjustments	As Restated
	(In millions)

Revenue	$93.6	$—	$93.6
Gross margin	30.8	0.7	31.5
Income from operations	5.3	0.7	6.0
Net income	4.8	0.7	5.5
Basic and diluted net income per common share	N/A	—	N/A

	For the Quarter Ended December 29, 2006
	As Previously
	Reported	Adjustments	As Restated
	(In millions)

Revenue	$101.2	$—	$101.2
Gross margin	34.8	(1.3)	33.5
Income from operations	6.2	(1.3)	4.9
Net income	5.8	(1.3)	4.5
Basic and diluted net income per common share	N/A	—	N/A

	For the Quarter Ended March 30, 2007
	As Previously
	Reported	Adjustments	As Restated
	(In millions)

Revenue	$139.0	$—	$139.0
Gross margin	36.0	(2.3)	33.7
Loss from operations	(22.7)	(2.3)	(25.0)
Net loss	(23.2)	(1.4)	(24.6)
Basic and diluted net loss per common share	(0.58)	(0.03)	(0.61)

	For the Quarter Ended June 29, 2007
	As Previously
	Reported	Adjustments	As Restated
	(In millions)

Revenue	$174.1	$—	$174.1
Gross margin	51.1	(3.1)	48.0
Loss from operations	(10.2)	(3.1)	(13.3)
Net loss	(5.3)	(1.9)	(7.2)
Basic and diluted net loss per common share	(0.09)	(0.03)	(0.12)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act of 1934) as of June 27, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 27, 2008 due to the material weaknesses in internal control over financial reporting described below. Notwithstanding these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with accounting principles generally accepted in the United States of America (GAAP) for each of the periods presented herein.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has concluded that the Company’s internal control over financial reporting was not effective as of June 27, 2008 as a result of material weaknesses identified during this evaluation. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

The effectiveness of the Company’s internal control over financial reporting as of June 27, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting — Plan for Remediation of Material Weaknesses

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

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended June 27, 2008.

Item 10.	Directors, Executive Officers and Corporate Governance.

We adopted a Code of Business Ethics, that is available at www.harrisstratex.com. No amendments to our Code of Business Ethics, or waivers from our Code of Business Ethics with respect to any of our executive officers or directors have been made. If, in the future, we amend our Code of Business Ethics or grant waivers from our code of Business Ethics with respect to any of our executive officers or directors, we will make information regarding such amendments or waivers available on our corporate website (www.harrisstratex.com) for a period of at least 12 months.

Information regarding our directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, by our directors and executive officers will appear in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders to be held on November 20, 2008 and is incorporated herein by reference.

Item 11.	Executive Compensation.

Information regarding our executive compensation will appear in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders to be held on November 20, 2008 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Summary

The following table provides information as of June 27, 2008, relating to our equity compensation plan pursuant to which grants of options, restricted stock and performance shares may be granted from time to time and the option plans and agreements assumed by us in connection with the Stratex acquisition:

			Number of Securities
	Number of Securities to		Remaining Available for
	be Issued Upon Exercise		Further Issuance Under Equity
	of Options and Vesting of	Weighted-Average	Compensation Plans
	Restricted Stock and	Exercise Price of	(Excluding Securities Reflected
Plan Category	Performance Shares	Outstanding Options(1)	in the First Column)

Equity Compensation plan approved by security holders(2)	559,007	$19.67	4,389,488
Equity Compensation plans not approved by security holders(3)	2,518,464	$23.36	—

Total	3,077,471	$22.98	4,389,488

(1)	Excludes weighted average fair value of restricted stock and performance shares at issuance date.

(2)	Consists solely of our 2007 Stock Equity Plan.

(3)	Consists of common stock that may be issued pursuant to option plans and agreements assumed pursuant to the Stratex acquisition. The Stratex plans were duly approved by the shareholders of Stratex prior to the merger with us. No shares are available for further issuance.

For further information on our equity compensation plans see “Note B — Significant Accounting Policies” and “Note O — Share-Based Compensation” in the Notes to Consolidated Financial Statements included in Item 8.

The other information required by this item will appear in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders to be held on November 20, 2008 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions, and director independence will appear under “Transactions with Related Persons” and “Corporate Governance” in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders to be held on November 20, 2008 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information regarding our principal accountant fees and services will appear in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders to be held on November 20, 2008 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

a) The following documents are filed as a part of this Annual Report on Form 10-K:

Page

(1) List of Financial Statements Filed as Part of this Annual Report on Form 10-K
The following financial statements and reports of Harris Stratex Networks, Inc. and its consolidated subsidiaries are included in Part II, Item 8. of this Annual Report on Form 10-K at the page numbers referenced below:

— Report of Independent Registered Public Accounting Firm	68
— Report of Independent Registered Public Accounting Firm	69
— Consolidated Statements of Operations — Fiscal Years ended June 27, 2008; June 29, 2007 (Restated); and June 30, 2006 (Restated)	70
— Consolidated Balance Sheets — June 27, 2008 and June 29, 2007 (Restated)	71
— Consolidated Statements of Cash Flows — Fiscal Years ended June 27, 2008; June 29, 2007 (Restated); and June 30, 2006 (Restated)	72
— Consolidated Statement of Shareholders’ Equity and Comprehensive Loss — Fiscal Years ended June 27, 2008; June 29, 2007 (Restated); and June 30, 2006 (Restated)	73
— Notes to Consolidated Financial Statements (Restated)	74
(2) Financial Statement Schedules:
For each of the Fiscal Years ended June 27, 2008; June 29, 2007; and June 30, 2006 — Schedule II — Valuation and Qualifying Accounts and Reserves	134

All other schedules are omitted because they are not applicable, the amounts are not significant, or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

(3) Exhibits:

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Ex. #	Description

2.1	Amended and Restated Formation, Contribution and Merger Agreement, dated as of December 18, 2006, among Harris Corporation, Stratex Networks, Inc., Harris Stratex Networks, Inc. and Stratex Merger Corp. (incorporated by reference to Appendix A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 of Harris Stratex Networks, Inc. filed with the Securities and Exchange Commission on January 3, 2007, File No. 333-137980)

Ex. #		Description

2.2		Letter Agreement, dated as of January 26, 2007, among Harris Corporation, Stratex Networks, Inc., Harris Stratex Networks, Inc. and Stratex Merger Corp. (incorporated by reference to Exhibit 2.1.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
3.1		Amended and Restated Certificate of Incorporation of Harris Stratex Networks, Inc. as filed with the Secretary of State of the State of Delaware on January 26, 2007 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 26, 2007, File No. 001-33278)
3.2		Amended and Restated Bylaws of Harris Stratex Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2007, File No. 001-33278)
4.1		Specimen common stock certificates (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2007 filed with the Securities and Exchange Commission on August 27, 2007. File No. 001-33278)
4.2		Registration Rights Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.1		Investor Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.2		Non-Competition Agreement among Harris Stratex Networks, Inc., Harris Corporation and Stratex Networks, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.3		Intellectual Property Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.4		Trademark and Trade Name License Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.5 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.5		Lease Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.6 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.6		Transition Services Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.7 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.7		Warrant Assumption Agreement between Harris Stratex Networks, Inc. and Stratex Networks, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.8 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.8		NetBoss Service Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.9 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.9		Lease Agreement between Harris Stratex Networks Canada ULC and Harris Canada, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.10 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.10		Tax Sharing Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.11 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.11		Non-Competition Agreement, dated January 26, 2007, among Harris Stratex Networks, Inc., Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.13 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10	.12*	Employment Agreement, effective as of April 8, 2008, between Harris Stratex Networks, Inc. and Harald J. Braun (incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2008, File No. 001-33278)

Ex. #		Description

10	.13*	Restated Employment Agreement, dated as of May 14, 2002, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Stratex Networks, Inc. for the Fiscal Year Ended March 31, 2003, File No. 000-15895)
10	.13.1*	Third Amendment to Employment Agreement, dated as of December 15, 2006, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 18, 2006, File No. 333-137980)
10	.14*	Standard Form of Executive Employment Agreement between Harris Stratex Networks, Inc. and certain executives (incorporated by reference to Exhibit 10.16 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.15		Form of Indemnification Agreement between Harris Stratex Networks, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of Stratex Networks, Inc., File No. 33-13431)
10.16		Sublicense Agreement, effective as of January 26, 2007, between Harris Stratex Networks, Inc. and Harris Stratex Networks Operating Corporation (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2007 filed with the Securities and Exchange Commission on August 27, 2007. File No. 001-33278)
10	.17*	Harris Stratex Networks, Inc. Annual Incentive Plan
10.18		Harris Stratex Networks, Inc. 2007 Stock Equity Plan (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2007, File No. 333-140442)
10.19		Credit Agreement between Harris Stratex Networks, Inc., Harris Stratex Networks Operating Corporation, Harris Stratex Networks(S) Pte. Ltd., Bank of America, N.A., Silicon Valley Bank, Banc of America Securities Asia Limited and Banc of America Securities LLC, dated June 30, 2008
10.20		Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated January 21, 2004 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Stratex Networks, Inc. on January 22, 2004, File No. 000-15895)
10	.20.1	Amendment No. 5 to Amended and Restated Loan and Security Agreement between Harris Stratex Networks Operating Corporation, a wholly owned subsidiary of Harris Stratex Networks, Inc. and the successor to Stratex Networks, Inc. and Silicon Valley Bank, dated February 23, 2007 (incorporated herein by reference to Exhibit 10.28.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2007 filed with the Securities and Exchange Commission on August 27, 2007. File No. 001-33278)
21		List of Subsidiaries of Harris Stratex Networks, Inc.
23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1		Section 1350 Certification of Chief Executive Officer.
32.2		Section 1350 Certification of Chief Financial Officer.

*	Management compensatory contract, arrangement or plan required to be filed as an exhibit pursuant to Item 15(b) of this report.

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

Years Ended June 27, 2008, June 29, 2007 and June 30, 2006

		Additions
		(1)	(2)
	Balance at	Charged to	Charged to		(Additions)		Balance at
	Beginning	Costs and	Other Accounts		Deductions		End of
	of Period	Expenses	Describe		Describe		Period
	($)	($)	($)		($)		($)
	(In millions)

Allowances for collection losses:
Year ended June 27, 2008	8.5	3.7	—		(0.4	)(A)	12.6
Year ended June 29, 2007	8.1	1.5	—		1.1	(B)	8.5
Year ended June 30, 2006	7.3	4.2	—		3.4	(C)	8.1
Inventory reserves:
Year ended June 27, 2008	14.2	24.6	—		3.2	(D)	35.6
Year ended June 29, 2007	18.2	3.2	—		7.2	(E)	14.2
Year ended June 30, 2006	32.9	38.5	—		53.2	(F)	18.2
Deferred tax asset valuation allowance(G):
Year ended June 27, 2008	96.9	15.6	4.4	(H)	—		116.9
Year ended June 29, 2007	69.2	2.6	25.1	(H)	—		96.9
Year ended June 30, 2006	50.4	18.8	—		—		69.2

Note A — Consists of changes to allowance for collection losses of $0.5 million for foreign currency translation gains and $0.1 million for uncollectible accounts charged off, net of recoveries on accounts previously charged off.

Note B — Consists of additions to allowance for collection losses of $0.2 million for foreign currency translation gains, $0.8 million in additions from the acquisition of Stratex Networks and deductions of $2.1 million for uncollectible accounts charged off, net of recoveries on accounts previously charged off.

Note C — Consists of additions to allowance for collection losses of $0.3 million for foreign currency translation gains and deductions of $3.7 million for uncollectible accounts charged off, net of recoveries on accounts previously charged off.

Note D — Consists of additions to inventory reserves of $0.3 million for foreign currency translation gains, $4.9 million in deductions from obsolescence and excess inventory charged off and $1.4 million in other inventory reserve adjustments.

Note E — Consists of additions to inventory reserves of $7.2 million in deductions from obsolescence and excess inventory charged off.

Note F — Consists of additions to inventory reserves of $0.5 million for foreign currency translation gains and $53.7 million in deductions from obsolescence and excess inventory charged off.

Note G — Additions to deferred tax valuation allowance are recorded as expense.

Note H — Deferred tax asset recorded as an adjustment to goodwill under purchase accounting.

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Ex. #	Description

2.1	Amended and Restated Formation, Contribution and Merger Agreement, dated as of December 18, 2006, among Harris Corporation, Stratex Networks, Inc., Harris Stratex Networks, Inc. and Stratex Merger Corp. (incorporated by reference to Appendix A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 of Harris Stratex Networks, Inc. filed with the Securities and Exchange Commission on January 3, 2007, File No. 333-137980)
2.2	Letter Agreement, dated as of January 26, 2007, among Harris Corporation, Stratex Networks, Inc., Harris Stratex Networks, Inc. and Stratex Merger Corp. (incorporated by reference to Exhibit 2.1.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
3.1	Amended and Restated Certificate of Incorporation of Harris Stratex Networks, Inc. as filed with the Secretary of State of the State of Delaware on January 26, 2007 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 26, 2007, File No. 001-33278)
3.2	Amended and Restated Bylaws of Harris Stratex Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2007, File No. 001-33278)
4.1	Specimen common stock certificates (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2007 filed with the Securities and Exchange Commission on August 27, 2007. File No. 001-33278)
4.2	Registration Rights Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.1	Investor Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.2	Non-Competition Agreement among Harris Stratex Networks, Inc., Harris Corporation and Stratex Networks, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.3	Intellectual Property Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.4	Trademark and Trade Name License Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.5 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.5	Lease Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.6 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.6	Transition Services Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.7 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.7	Warrant Assumption Agreement between Harris Stratex Networks, Inc. and Stratex Networks, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.8 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.8	NetBoss Service Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.9 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.9	Lease Agreement between Harris Stratex Networks Canada ULC and Harris Canada, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.10 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

Ex. #		Description

10.10		Tax Sharing Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.11 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.11		Non-Competition Agreement, dated January 26, 2007, among Harris Stratex Networks, Inc., Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.13 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10	.12*	Employment Agreement, effective as of April 8, 2008, between Harris Stratex Networks, Inc. and Harald J. Braun (incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2008, File No. 001-33278)
10	.13*	Restated Employment Agreement, dated as of May 14, 2002, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Stratex Networks, Inc. for the Fiscal Year Ended March 31, 2003, File No. 000-15895)
10	.13.1*	Third Amendment to Employment Agreement, dated as of December 15, 2006, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 18, 2006, File No. 333-137980)
10	.14*	Standard Form of Executive Employment Agreement between Harris Stratex Networks, Inc. and certain executives (incorporated by reference to Exhibit 10.16 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.15		Form of Indemnification Agreement between Harris Stratex Networks, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of Stratex Networks, Inc., File No. 33-13431)
10.16		Sublicense Agreement, effective as of January 26, 2007, between Harris Stratex Networks, Inc. and Harris Stratex Networks Operating Corporation (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2007 filed with the Securities and Exchange Commission on August 27, 2007. File No. 001-33278)
10	.17*	Harris Stratex Networks, Inc. Annual Incentive Plan
10.18		Harris Stratex Networks, Inc. 2007 Stock Equity Plan (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2007, File No. 333-140442)
10.19		Credit Agreement between Harris Stratex Networks, Inc., Harris Stratex Networks Operating Corporation, Harris Stratex Networks(S) Pte. Ltd., Bank of America, N.A., Silicon Valley Bank, Banc of America Securities Asia Limited and Banc of America Securities LLC, dated June 30, 2008
10.20		Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated January 21, 2004 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Stratex Networks, Inc. on January 22, 2004, File No. 000-15895)
10	.20.1	Amendment No. 5 to Amended and Restated Loan and Security Agreement between Harris Stratex Networks Operating Corporation, a wholly owned subsidiary of Harris Stratex Networks, Inc. and the successor to Stratex Networks, Inc. and Silicon Valley Bank, dated February 23, 2007 (incorporated herein by reference to Exhibit 10.28.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2007 filed with the Securities and Exchange Commission on August 27, 2007. File No. 001-33278)
21		List of Subsidiaries of Harris Stratex Networks, Inc.
23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1		Section 1350 Certification of Chief Executive Officer.
32.2		Section 1350 Certification of Chief Financial Officer.

*	Management compensatory contract, arrangement or plan required to be filed as an exhibit pursuant to Item 15(b) of this report.