Form 10-Q
period 2008-09-26
Harris Stratex Networks, Inc.
filed 2008-11-04
CIK 1377789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non- accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐    No ☑

Class of Stock	Shares Outstanding as of October 30, 2008
Class A Common Stock, par value $0.01 per share	25,580,172
Class B Common Stock, par value $0.01 per share	32,913,377
Total shares of common stock outstanding	58,493,549

HARRIS STRATEX NETWORKS, INC.
FORM 10-Q
For the Quarter Ended September 26, 2008
This Quarterly Report on Form 10-Q contains trademarks of Harris Stratex Networks, Inc. and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended
	September 26,	September 28,
	2008	2007
	(In millions, except per share amounts)
Revenue from product sales and services:
Revenue from external product sales	$160.7	$148.6
Revenue from product sales with Harris Corporation	0.9	1.2

Total revenue from product sales	161.6	149.8
Revenue from services	34.2	22.5

Total revenue from product sales and services	195.8	172.3
Cost of product sales and services:
Cost of external product sales	(104.2)	(108.9)
Cost of product sales with Harris Corporation	(1.3)	(0.3)

Total cost of product sales	(105.5)	(109.2)
Cost of services	(30.2)	(13.7)
Cost of sales billed from Harris Corporation	(0.1)	(0.6)
Amortization of purchased technology	(1.8)	(1.8)

Total cost of product sales and services	(137.6)	(125.3)

Gross margin	58.2	47.0
Research and development expenses	(10.2)	(12.4)
Selling and administrative expenses	(35.0)	(27.1)
Selling and administrative expenses with Harris Corporation	(1.5)	(1.7)

Total research, development, selling and administrative expenses	(46.7)	(41.2)
Amortization of identifiable intangible assets	(1.4)	(1.8)
Restructuring charges	(3.3)	(4.0)

Operating income	6.8	—
Interest income	0.4	0.7
Interest expense	(0.7)	(0.7)

Income before provision for income taxes	6.5	—
Provision for income taxes	(0.9)	(0.2)

Net income (loss)	$5.6	$(0.2)

Net income (loss) per common share of Class A and Class B common stock (Notes 1 and 2):
Basic	$0.10	$(0.00)

Diluted	$0.09	$(0.00)

Basic weighted average shares outstanding	58.5	58.4

Diluted weighted average shares outstanding	58.5	58.4

(1)	The net income (loss) per common share amounts are the same for Class A and Class B because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

(2)	For the quarter ended September 26, 2008, the calculation of diluted earnings per share includes a potential deduction to net income of $0.2 million for the assumed after-tax effect of the change in fair value of warrants using the “treasury stock” method.
See accompanying Notes to Condensed Consolidated Financial Statements.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 26,	June 27,
(In millions, except share amounts)	2008	2008
Assets
Current Assets
Cash and cash equivalents	$94.4	$95.0
Short-term investments and available for sale securities	2.5	3.1
Receivables	195.1	199.7
Unbilled costs	41.4	37.1
Inventories	102.8	93.5
Deferred income taxes	12.0	12.6
Other current assets	19.8	19.1

Total current assets	468.0	460.1
Long-Term Assets
Property, plant and equipment	74.6	75.6
Goodwill	282.9	284.2
Identifiable intangible assets	126.7	130.1
Capitalized software	9.4	9.5
Non-current portion of notes receivable	1.5	2.5
Non-current deferred income taxes	15.6	13.7
Other assets	2.7	1.6

Total long-term assets	513.4	517.2

Total assets	$981.4	$977.3

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$10.0	$—
Current portion of long-term debt	—	5.0
Accounts payable	76.6	81.1
Compensation and benefits	18.4	19.5
Other accrued items	51.1	42.1
Advance payments and unearned income	31.1	30.1
Restructuring liabilities	5.6	5.1
Current portion of long-term capital lease obligation to Harris Corporation	1.4	1.3
Due to Harris Corporation	11.0	16.8

Total Current Liabilities	205.2	201.0
Long-Term Liabilities
Long-term debt	—	3.8
Long-term portion of capital lease obligation to Harris Corporation	1.2	1.3
Restructuring and other long-term liabilities	6.2	7.4
Redeemable preference shares	8.3	8.3
Warrants	0.3	0.6
Reserve for uncertain tax positions	3.2	3.0
Deferred income taxes	5.0	3.7

Total Liabilities	229.4	229.1
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, Class A, $0.01 par value; 300,000,000 shares authorized; issued and outstanding 25,533,472 shares as of September 26, 2008 and 25,556,134 shares as of June 27, 2008	0.3	0.3
Common stock, Class B $0.01 par value; 100,000,000 shares authorized; issued and outstanding 32,913,377 shares as of September 26, 2008 and June 27, 2008	0.3	0.3
Additional paid-in-capital	780.9	779.9
Accumulated deficit	(30.5)	(36.1)
Accumulated other comprehensive income	1.0	3.8

Total Shareholders’ Equity	752.0	748.2

Total Liabilities And Shareholders’ Equity	$981.4	$977.3

See accompanying Notes to Condensed Consolidated Financial Statements.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Quarter Ended
	September 26,	September 28,
	2008	2007
	(In millions)
Operating Activities
Net income (loss)	$5.6	$(0.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of identifiable intangible assets	3.4	3.6
Depreciation and amortization of property, plant and equipment and capitalized software	5.6	5.3
Non-cash share-based compensation expense	1.0	2.0
Decrease in fair value of warrants	(0.3)	(0.5)
Deferred income tax (benefit) expense	(0.7)	0.2
Changes in operating assets and liabilities:
Receivables	5.5	(13.2)
Unbilled costs and inventories	(13.6)	(9.0)
Accounts payable and accrued expenses	4.3	8.6
Advance payments and unearned income	1.0	—
Due to Harris Corporation	(5.8)	3.0
Restructuring liabilities and other	(2.1)	2.3

Net cash provided by operating activities	3.9	2.1
Investing Activities
Purchases of short-term investments and available for sale securities	(1.2)	(4.0)
Sales and maturities of short-term investments and available for sale securities	1.8	9.3
Additions of property, plant and equipment	(4.4)	(2.1)
Additions of capitalized software	(1.0)	(4.2)

Net cash used in investing activities	(4.8)	(1.0)
Financing Activities
Increase (decrease) in short-term debt	10.0	(1.2)
Payments on long-term debt	(8.8)	(2.8)
Payments on long-term capital lease obligation to Harris Corporation	—	(2.0)
Proceeds from exercise of former Stratex stock options	—	0.9

Net cash provided by (used in) financing activities	1.2	(5.1)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(1.0)

Net decrease in cash and cash equivalents	(0.6)	(5.0)
Cash and cash equivalents, beginning of year	95.0	69.2

Cash and cash equivalents, end of quarter	$94.4	$64.2

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 26, 2008
(Unaudited)
Note A — Basis of Presentation and Nature of Operations
     The accompanying condensed consolidated financial statements include the accounts of Harris Stratex Networks, Inc. and its wholly-owned and majority-owned subsidiaries (“we,” “us,” and “our”) and have been prepared by us, without an audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and changes in cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of our management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods.
     The results for the quarter ended September 26, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet as of June 27, 2008 has been derived from our audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2008 (“Fiscal 2008 Form 10-K”) and the Quarterly Report on Form 10-Q/A for the quarter ended September 28, 2007, which was filed with the SEC on September 25, 2008.
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those results and estimates.
     As of September 26, 2008, Harris Corporation (“Harris”) owned 100% of our Class B common stock or approximately 56% of the total shares of our common stock.
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
Note B — Accounting Changes and Recent Accounting Pronouncements
          Initial Application of Standards, Interpretations and Amendments to Standards and Interpretations
Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which defers the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, which for us is our fiscal 2010. We adopted Statement 157 for financial assets and financial liabilities in the first quarter of fiscal 2009. Our adoption of Statement 157 for financial assets and financial liabilities did not impact our financial position, results of operations or cash flows. In accordance with FSP FAS 157-2, we elected to defer until fiscal 2010 the adoption of Statement 157 for nonfinancial assets and nonfinancial liabilities. We do not currently anticipate that the adoption of Statement 157 for nonfinancial assets and nonfinancial liabilities will materially impact our financial position, results of operations or cash flows. See Note P — Fair Value Measurements in these Notes to Condensed Consolidated Financial Statements (Unaudited) for disclosures required by Statement 157.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). Statement 159 allows companies to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, all unrealized gains or losses in fair value for that instrument shall be reported in earnings as of each subsequent reporting date. We adopted Statement 159 in the first quarter of fiscal 2009 and did not elect the fair value option for any eligible financial assets or financial liabilities.
          Standards, Interpretations and Amendments Issued, but not yet Adopted
Accounting for Business Combinations
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“Statement 141R”). Statement 141R requires that, upon a business combination, the acquired assets, assumed liabilities, contractual contingencies and contingent liabilities, be recognized and measured at their fair value as of the acquisition date. Statement 141R also requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred. In addition, Statement 141R requires that acquired in-process research and development be measured at fair value and capitalized as an indefinite-lived intangible asset, and it is therefore not subject to amortization until the project is completed or abandoned. Statement 141R also requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties that are recognized after the measurement period be recognized in income tax expense. Statement 141R is to be applied prospectively and is effective for fiscal years beginning on or after December 15, 2008, which for us will be our fiscal 2010. Thus, while adoption is not expected to materially impact our financial position, results of operations or cash flows directly when it becomes effective on July 4, 2009 (the beginning of our fiscal 2010), it is expected to have a significant effect on the accounting for any acquisitions we make subsequent to that date.
Accounting for Noncontrolling Interests in Consolidated Financial Statements
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“Statement 160”). Statement 160 requires that noncontrolling interests (previously referred to as minority interests) be clearly identified and presented as a component of equity, separate from the parent’s equity. Statement 160 also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for as equity transactions; and that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in that subsidiary and the gain or loss on the deconsolidation of that subsidiary be measured at fair value. Statement 160 is to be applied prospectively, except for the presentation and disclosure requirements (which are to be applied retrospectively for all periods presented) and is effective for fiscal years beginning after December 15, 2008, which for us is our fiscal 2010. We do not currently anticipate the implementation of Statement 160 will materially impact our financial position, results of operations or cash flows.
Disclosures about Derivative Instruments and Hedging Activities
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“Statement 161”). Statement 161 applies to all derivative instruments, including bifurcated derivative instruments and to nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”) and related hedged items accounted for under Statement 133. Statement 161 amends and expands the disclosure requirements of Statement 133 to provide greater transparency as to (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, Statement 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the volume of derivative activity and fair value amounts of, and gains and losses on, derivative instruments including location of such amounts in the consolidated financial statements, and disclosures about credit-risk-related contingent features in derivative agreements. Statement 161 is effective for fiscal years and interim periods that begin after November 15, 2008, which for us is the third quarter of our fiscal 2009. We do not currently anticipate the implementation of Statement 161 will materially impact our financial position, results of operations or cash flows.
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
Useful Life of Intangible Assets
     In June 2008, the FASB issued FSP No. FAS 142-3, “Determining the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets accounted for pursuant to Statement 142. FSP 142-3 amends Statement 142 to require an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions. In the absence of such experience, FSP 142-3 requires an entity to consider assumptions that market participants would use (consistent with the highest and best use of the asset by market participants), adjusted for entity-specific factors. FSP 142-3 also requires incremental disclosures for renewable intangible assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, which for us is our fiscal 2010. FSP 142-3 is to be applied prospectively to intangible assets acquired after the effective date, and the incremental disclosure requirements for renewable intangible assets are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We are currently evaluating the impact FSP 142-3 may have on our financial position, results of operations and cash flows.
Note C — Short-Term Investments and Available for Sale Securities
     Short-term investments and available for sale securities as of September 26, 2008 and June 27, 2008 are as follows:

	September 26, 2008
		Gross	Gross
		Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In millions)
Certificates of deposit	$—	$—	$—	$—
Commercial paper	1.5	—	—	1.5
Corporate notes	1.0	—	—	1.0

Total short-term investments and available for sale securities	$2.5	$—	$—	$2.5

	June 27, 2008
		Gross	Gross
		Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In millions)
Certificates of deposit	$0.6	$—	$—	$0.6
Commercial paper	1.4	—	—	1.4
Corporate notes	1.1	—	—	1.1

Total short-term investments and available for sale securities	$3.1	$—	$—	$3.1

     As of September 26, 2008, all of our short-term investments and available for sale securities have maturity dates of less than one year, with a weighted average maturity of 135 days. Realized gains and losses from the sale of short-term investments and available for sale securities during the first quarter of fiscal years 2008 and 2007 were not significant.

Note D — Accumulated Other Comprehensive Income and Comprehensive Income
     The changes in components of our accumulated other comprehensive income during the quarters ended September 26, 2008 and September 28, 2007 were as follows:

			Short-Term
			Investments	Total
			and	Accumulated
	Foreign		Available	Other
	Currency	Hedging	for Sale	Comprehensive
	Translation	Derivatives	Securities	Income
	(In millions)
Balance as of June 27, 2008	$4.1	$(0.3)	$—	$3.8
Foreign currency translation loss	(4.2)	—	—	(4.2)
Net unrealized gain on hedging activities	—	1.4	—	1.4

Balance as of September 26, 2008	$(0.1)	$1.1	$—	$1.0

Balance as of June 29, 2007	$—	$—	$—	$—
Foreign currency translation gain	2.7	—	—	2.7
Net unrealized gain on hedging activities	—	0.3	—	0.3

Balance as of September 28, 2007	$2.7	$0.3	$—	$3.0

     Total comprehensive income for the quarters ended September 26, 2008 and September 28, 2007 was comprised of the following:

	Quarter Ended
	September 26, 2008	September 28, 2007
	(In millions)
Net income (loss)	$5.6	$(0.2)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(4.2)	2.7
Net unrealized gain on hedging activities	1.4	0.3

Total comprehensive income	$2.8	$2.8

Note E — Receivables
     Our receivables are summarized below:

	September 26, 2008	June 27, 2008
	(In millions)
Accounts receivable	$203.2	$205.5
Notes receivable due within one year — net	5.7	6.8

	208.9	212.3
Less allowances for collection losses	(13.8)	(12.6)

	$195.1	$199.7

Note F — Inventories
     Our inventories are summarized below:

	September 26, 2008	June 27, 2008
	(In millions)
Finished products	$54.1	$55.5
Work in process	13.4	14.4
Raw materials and supplies	67.0	59.2

	134.5	129.1
Inventory reserves	(31.7)	(35.6)

	$102.8	$93.5

Note G — Property, Plant and Equipment
     Our property, plant and equipment are summarized below:

	September 26, 2008	June 27, 2008
	(In millions)
Land	$1.3	$1.3
Buildings	29.1	29.1
Software developed for internal use	13.1	13.9
Machinery and equipment	122.1	121.6

	165.6	165.9
Less allowances for depreciation and amortization	(91.0)	(90.3)

	$74.6	$75.6

     Depreciation and amortization expense related to plant and equipment, including software amortization, was $4.7 million and $4.6 million during the quarters ended September 26, 2008 and September 28, 2007.
Note H — Credit Facility and Debt
     Our debt consisted of the following as of September 26, 2008 and June 27, 2008:

	September 26, 2008	June 27, 2008
	(In millions)
Long-term borrowings	$—	$8.8
Short-term borrowings	10.0	—

Total	10.0	8.8
Less short-term borrowings and current portion of long-term debt	(10.0)	(5.0)

Long-term debt outstanding	$—	$3.8

     As of June 27, 2008, we had a credit facility with Silicon Valley Bank (the “Original Credit Facility”) which provided for short-term and long-term borrowings. The Original Credit Facility allowed for revolving credit borrowings of up to $50 million with available credit defined as $50 million less the outstanding balance of the long-term portion and any usage under the revolving credit portion. As of June 27, 2008, the outstanding balance of the long-term portion of our Original Credit Facility was $8.8 million and there were $8.6 million in outstanding standby letters of credit as of that date defined as usage under the revolving credit portion of the facility.
     On June 30, 2008 the Original Credit Facility was terminated and replaced by a new revolving credit facility with Silicon Valley Bank and Bank of America as of that date (the “New Facility”).The outstanding balance of the Original Credit Facility was repaid in full, including all accrued interest, on June 30, 2008 with the proceeds of a $10 million short-term borrowing under the New Facility as of that date.
     The New Facility provides for an initial committed amount of $70 million with an uncommitted accordion option for an additional $50 million available with the same or additional banks. The initial term of the New Facility is 3 years and provides for (1) demand borrowings (with no stated maturity date) with an interest rate of the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%, (2) fixed term Eurodollar loans for up to six months or more as agreed with the banks with an interest rate of LIBOR plus a spread of between 1.25% to 2.00% based on our current leverage ratio and (3) the issuance of standby or commercial letters of credit. The New Facility contains a minimum liquidity ratio covenant and a maximum leverage ratio covenant and is unsecured. As of September 26, 2008, we were in compliance with these financial covenants.
     The New Facility allows for borrowings of up to $70 million with available credit defined as $70 million less the outstanding balance of borrowings ($10.0 million as of September 26, 2008) and letters of credit ($7.6 million as of September 26, 2008). Available credit as of September 26, 2008 was $52.4 million. The interest rate on our short-term borrowings was 5% as of September 26, 2008.

Note I — Accrued Warranties
     Changes in our warranty liability, which is included as a component of “Other accrued items” on the Condensed Consolidated Balance Sheets, during the first quarters of fiscal 2009 and 2008 are as follows:

	Quarter Ended
	September 26, 2008	September 28, 2007
	(In millions)
Balance as of the beginning of the fiscal year	$6.9	$6.7
Warranty provision for revenue recorded during the first quarter	2.0	1.9
Settlements made during the first quarter	(2.0)	(2.2)

Balance as of the end of the first quarter	$6.9	$6.4

Note J — Restructuring Activities
     During the first quarter of fiscal 2009, we implemented a new restructuring plan (the “Fiscal 2009 Plan”) to reduce our workforce in Canada, Brazil and the U.S. During the first quarter of fiscal 2009, our restructuring charges totaled $3.3 million consisting of:
•  Severance, retention and related charges associated with reduction in force activities totaling $3.4 million (Fiscal 2009 Plan).
•  Impairment of fixed assets (non-cash charges) totaling $0.5 million at our Canadian location (Fiscal 2009 Plan).
•  Adjustments to the restructuring liability under our 2007 restructuring plans (the “Fiscal 2007 Plans”) for changes in estimates related to sub-tenant activity at our U.S. ($0.3 million) and Canadian locations ($0.3 million).
     The information in the following table summarizes our restructuring activity during the quarter ended September 26, 2008 and the remaining restructuring liability as of September 26, 2008.

	Severance	Facilities
	and	and
	Benefits	Other	Total
	(In millions)
Restructuring liability as of June 27, 2008	$1.8	$8.5	$10.3
Provision in the quarter (Fiscal 2009 Plan)	3.4	0.5	3.9
Reversal of accrual to statement of operations for changes in estimates (Fiscal 2007 Plans)	—	(0.6)	(0.6)
Non-cash charges in the quarter (Fiscal 2009 Plan)	—	(0.5)	(0.5)
Cash payments in the quarter	(2.1)	(0.9)	(3.0)

Restructuring liability as of September 26, 2008	$3.1	$7.0	$10.1

Current portion of restructuring liability as of September 26, 2008	$3.1	$2.5	5.6
Long-term portion of restructuring liability as of September 26, 2008	—	4.5	4.5

Total restructuring liability as of September 26, 2008	$3.1	$7.0	$10.1

Our Fiscal 2007 Plans were fully implemented during fiscal 2008.

     The following table summarizes our costs incurred through September 26, 2008 and costs expected to be incurred for our Fiscal 2009 Plan:

	Total Costs
	Incurred During	Cumulative
	The	Costs Incurred		Total
	Quarter Ended	through	Estimated	Restructuring
	September 26,	September 26,	Additional Costs	Costs Expected
	2008	2008	to be Incurred	to be Incurred
	(In millions)
North America Microwave:
Severance and benefits	$2.8	$2.8	$0.5	$3.3
Facilities and other	0.5	0.5	0.4	0.9

Total North America Microwave	$3.3	$3.3	$0.9	$4.2

International Microwave:
Severance and benefits	$0.6	$0.6	$0.2	$0.8
Facilities and other	—	—	—	—

Total International Microwave	$0.6	$0.6	$0.2	$0.8

Totals	$3.9	$3.9	$1.1	$5.0

Note K — Share-Based Compensation
     Compensation expense for share-based awards was $1.1 million and $2.4 million for the quarters ended September 26, 2008 and September 28, 2007. Amounts were included in our consolidated statements of operations as follows:

	Quarter Ended
	September 26, 2008	September 28, 2007
	(In millions)
Cost of product sales and services	$0.2	$0.2
Research and development expenses	0.2	0.5
Selling and administrative expenses	0.7	1.7

Total compensation expense	$1.1	$2.4

     We did not grant any share-based awards during the quarter ended September 26, 2008.
     We issued 688 shares and 77,245 shares during the quarters ended September 26, 2008 and September 28, 2007 upon the exercise of stock options.
Note L — Business Segments
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
     During the first quarter of fiscal 2009 and 2008, we had one customer Mobile Telephone Networks or MTN of Africa that accounted for 13% and 11% of our total revenue.

     Revenue and income (loss) before income taxes by segment are as follows:

	Quarter Ended
	September 26, 2008	September 28, 2007
	(In millions)
Revenue
North America Microwave	$61.5	$56.6
International Microwave	130.9	109.2
Network Operations	3.4	6.5

Total Revenue	$195.8	$172.3

Income Before Income Taxes
Segment Operating Income (Loss):
North America Microwave (1)	$1.7	$(0.3)
International Microwave (2)	5.8	(0.5)
Network Operations	(0.7)	0.8
Net interest expense	(0.3)	—

Income before income taxes	$6.5	$0.0

(1)	During the first quarter of fiscal 2009 in our North America Microwave segment, we recorded $0.4 million in amortization of developed technology, tradenames and customer relationships, $0.2 million in amortization of the step-up in the fair value of fixed assets related to the acquisition of Stratex, $2.7 million in restructuring charges and $0.8 million in FAS 123R share-based compensation.

During the first quarter of fiscal 2008 in our North America Microwave segment, we recorded $0.6 million in amortization of developed technology, tradenames, customer relationships, and non-compete agreements, $0.2 million in amortization of the step-up in the fair value of fixed assets related to the acquisition of Stratex, $3.8 million in restructuring charges, $1.0 million in merger-related integration charges, $0.8 million in charges for impairment of a lease agreement and $2.3 million in FAS 123R share-based compensation.

(2)	During the first quarter of fiscal 2009 in our International Microwave segment, we recorded $2.8 million in amortization of developed technology, tradenames and customer relationships, $0.4 million in amortization of the step-up in the fair value of fixed assets related to the acquisition of Stratex, $0.6 million in restructuring charges and $0.3 million in FAS 123R share-based compensation.

During the first quarter of fiscal 2008 in our International Microwave segment, we recorded $3.0 million in amortization of developed technology, tradenames, customer relationships, and non-compete agreements, $0.5 million in amortization of the step-up in the fair value of fixed assets related to the acquisition of Stratex, $0.2 million in restructuring charges, $1.8 million in merger related integration charges and $0.1 million in FAS 123R share-based compensation.
Note M — Income Taxes
     The provision for income taxes for the first quarters of fiscal 2009 and 2008 is based on our estimated annual effective tax rate. Our provision for income taxes was $0.9 million for the first quarter of fiscal 2009. The variation between the provision for income taxes and income tax expense at the statutory rate of 35% is primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates.
     As of June 27, 2008, we had a liability for unrecognized tax benefits of $29.6 million for various federal, foreign, and state income tax matters. During the first quarter of fiscal 2009, the liability for unrecognized tax benefits increased by $0.2 million. The total liability for unrecognized tax benefits as of September 26, 2008 was $29.8 million. If the unrecognized tax benefits associated with these positions are ultimately recognized, they would not be expected to have a material impact on our effective tax rate or financial position.
     We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign, and state income taxes. We accrued an additional amount for such interest of less than $0.1 million during the first quarter of fiscal 2009 and fiscal year 2008. No penalties have been accrued.

     We expect that the amount of unrecognized tax benefit may change in the next year; however, it is not expected to have a significant impact on our results of operations, financial position or cash flows.
     We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Nigeria, Singapore, New Zealand, Poland, South Africa, France and the U.K. The earliest years still open and subject to ongoing audits as for purposes of FIN 48 for these jurisdictions are as follows: (i) United States (Federal/State) - 2005/2004; (ii) Nigeria — 2004; (iii) Singapore — 2002; (iv) New Zealand — 2004; (v) Poland — 2003; (vi) South Africa — 2002; (vii) France — 2005; and (viii) U.K. — 2007.
Note N — Related Party Transactions with Harris
     Harris provides information services, human resources, financial shared services, facilities, legal support and supply chain management services to us. On January 26, 2007, we entered into a Transition Services Agreement with Harris to provide for certain services. These services also are charged to us based primarily on actual usage and include database management, supply chain operating systems, eBusiness services, sales and service, financial systems, back office material resource planning support, HR systems, internal and information systems shared services support, network management and help desk support, and server administration and support. During the quarters ended September 26, 2008 and September 28, 2007, Harris charged us $1.5 million and $1.7 million for these services.
     We have sales to, and purchases from, other Harris entities from time to time. These purchases and sales are recorded at market price. Our sales to Harris entities were $0.9 million and $1.2 million for the quarters ended September 26, 2008 and September 28, 2007. We also recognized costs associated with related party purchases from Harris of $1.3 million and $0.3 million for the quarters ended September 26, 2008 and September 28, 2007.
     The unpaid amounts billed from Harris are included within “Due to Harris Corporation” on our Condensed Consolidated Balance Sheets. Additionally, we have other receivables and payables in the normal course of business with Harris. These amounts are netted within “Due to Harris Corporation” on our Condensed Consolidated Balance Sheets. Total receivables from Harris were $2.9 million and $4.0 million as of September 26, 2008 and June 27, 2008. Total payables to Harris were $13.9 million and $20.8 million as of September 26, 2008 and June 27, 2008.
     Prior to January 26, 2007, the date of our merger with Stratex Networks, Inc., we used certain assets in Canada owned by Harris that were not contributed to us as part of the merger. We continue to use these assets in our business and entered into a 5-year lease agreement to accommodate this use. This agreement is a capital lease under generally accepted accounting principles. As of September 26, 2008, our lease obligation to Harris was $2.6 million of which $1.4 million is a current liability and the related asset amount, net of accumulated amortization of $2.5 million, is included in property, plant and equipment. Quarterly lease payments are due to Harris based on the amount of 103% of Harris’ annual depreciation calculated in accordance with U.S. generally accepted accounting principles.
     During the first quarter of fiscal 2008, we recognized an impairment charge of $1.3 million on a portion of these Canadian assets which is included in our restructuring charges. We also recognized an increase of $0.4 million to the lease obligation balance during the first quarter of fiscal 2008 from a recapitalization under the lease terms, primarily because of the impairment charge and a rescheduling of the lease payments. During the first quarter of fiscal 2008, we paid Harris $2.0 million under this capital lease obligation resulting from the $1.3 million impairment discussed above and the lease payments. Our amortization expense on this capital lease was $0.4 million and $0.4 million during the first quarters of fiscal 2009 and 2008.
Note O — Net Income (Loss) per Share of Class A and Class B Common Stock
     We compute net income (loss) per share of Class A and Class B common stock in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“Statement 128”) using the two class method. Under the provisions of Statement 128, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.

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
     The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock for the quarter ended September 26, 2008:

	Quarter Ended
	September 26,
	2008
	(In millions, except per share amounts)
	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$2.5	$3.1
Denominator:
Weighted average common shares outstanding	25.6	32.9

Basic net income per share	$0.10	$0.10

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$2.5	$3.1
Change in fair value of warrants, net of tax	(0.2)
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	3.1
Reallocation of undistributed earnings to Class B shares	—	(0.1)

Allocation of undistributed earnings	5.4	3.0
Denominator:
Number of shares used in basic computation	25.6	32.9
Weighted average effect of dilutive securities — add:
Conversion of Class B to Class A common shares outstanding	32.9	—
Stock options	—	—
Warrants	—	—

Number of shares used in per share computations	58.5	32.9

Diluted net income per share	$0.09	$0.09

     We excluded 2.1 million and 0.5 million shares attributable to outstanding stock options and warrants from the denominator in the calculation of diluted earnings per share for Class A and Class B common stock for the quarter ended September 26, 2008 because their inclusion would have been anti-dilutive. The net income per share amounts are the same for Class A and Class B because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. Diluted earnings per share is not presented for the quarter ended September 28, 2007 due to a net loss in the period.
Note P — Fair Value Measurements
     We adopted Statement 157 for financial assets and financial liabilities in the first quarter of fiscal 2009. Our adoption of Statement 157 did not impact our financial position, results of operations or cash flows. In accordance with FSP FAS 157-2, we elected to defer until fiscal 2010 the adoption of Statement 157 for all nonfinancial assets and nonfinancial liabilities. Statement 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants as of the measurement date. Statement 157 requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value and establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access as of the measurement date.

•	Level 2 — Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from—or corroborated by—observable market data by correlation or other means.

•	Level 3 — Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
     The following table represents the fair value hierarchy of our financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of September 26, 2008:

	Level 1	Level 2	Level 3	Total
	(In millions)
Financial Assets:
Short-term investments	$2.5	$—	$—	$2.5
Foreign exchange forward contracts	—	0.3	—	0.3
Financial Liabilities:
Foreign exchange forward contracts	—	—	—	—
Warrants	—	—	0.3	0.3
     The following table sets forth our financial instruments carried at fair value as of September 26, 2008 and June 27, 2008:

	Financial Instruments Carried at Fair Value
	As of
	September 26, 2008	June 27, 2008
	(In millions)
Financial Assets:
Short-term investments	$2.5	$3.1
Foreign exchange forward contracts	0.3	0.1

Total financial assets	$2.8	$3.2

Financial Liabilities:
Foreign exchange forward contracts	$—	$0.2
Warrants	0.3	0.6

Total financial liabilities	$0.3	$0.8

     Short-term investments and foreign exchange forward contracts are reported at fair value with the related unrealized holding gains and losses reported as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses are recorded in selling and administrative expenses.

     As of June 27, 2008, we had warrants to purchase shares of our Class A common stock. Our liability for warrants is classified as a Level 3 financial liability under Statement 157. As of September 26, 2008, warrants to purchase 520,445 shares of our Class A common stock were outstanding. These warrants have an exercise price of $11.80 per common share and will expire on September 24, 2009. The per share fair value of each warrant was $0.67 and $1.15 as of September 26, 2008 and June 27, 2008, determined based on the Black-Scholes-Merton model with the assumptions listed in the table below.

	September 26, 2008		June 27, 2008
Dividend yield		0.0%		0.0%
Expected volatility		56.8%		58.9%
Risk-free interest rate		1.93%		2.31%
Expected holding period	1.00	year	0.67	year
     As a result of recording these outstanding warrants at fair value as of September 26, 2008, we recorded the change in fair value during the quarter ended September 26, 2008 as a $0.3 million reduction to selling and administrative expenses on our Condensed Consolidated Statements of Operations. During the quarter ended September 26, 2008, no warrants were exercised.
     The following table sets a summary of changes in the fair value of our Level 3 financial liabilities (warrants) during the quarter ended September 26, 2008:

(In millions)
Balance as of June 27, 2008	$0.6
Transfers during the quarter	—
Repurchases during the quarter	—
Realized gains (losses) during the quarter	—
Unrealized (gain) during the quarter	(0.3)

Balance as of September 26, 2008	$0.3

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
     We and certain of our current and former executive officers and directors were named in a federal securities class action complaint filed on September 15, 2008 in the United States District Court for the District of Delaware by plaintiff Norfolk County Retirement System on behalf of an alleged class of purchasers of our securities from January 29, 2007 to July 30, 2008, including shareholders of Stratex Networks, Inc. who exchanged shares of Stratex Networks, Inc. for our shares as part of the merger between Stratex Networks and the Microwave Communications Division of Harris Corporation. This action relates to the restatement of our prior financial statements as discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Similar complaints were filed in the United States District Court of Delaware on October 6 and October 30, 2008. Each complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as violations of Sections 11 and 15 of the Securities Act of 1933 and seeks, among other relief, determinations that the action is a proper class action, unspecified compensatory damages and reasonable attorneys’ fees and costs. We are making arrangements with plaintiffs’ counsel in these actions under which we will not have to respond to these claims until a lead plaintiff is selected by the Court and that lead plaintiff has filed a consolidated class action complaint. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Harris Stratex Networks, Inc.
     We have reviewed the condensed consolidated balance sheet of Harris Stratex Networks, Inc. and subsidiaries as of September 26, 2008, the related condensed consolidated statements of operations for the quarters ended September 26, 2008 and September 28, 2007, and the condensed consolidated statements of cash flows for the quarters ended September 26, 2008 and September 28, 2007. These financial statements are the responsibility of the Company’s management.
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
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harris Stratex Networks, Inc. and subsidiaries as of June 27, 2008, and the related consolidated statements of operations and cash flows for the year then ended, not presented herein, and in our report dated September 12, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 27, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Raleigh, North Carolina
October 31, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, without limitation, statements about the market for our technology, our strategy and competition. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements. For example, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed below under the discussions of “Risk Factors” set forth in our annual report on Form 10-K filed with the Securities and Exchange Commission on September 25, 2008. All forward looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements.
As previously announced on July 30, 2008, Harris Stratex Networks, Inc. and its Audit Committee concluded that our consolidated financial statements for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 and for the first three quarters of the fiscal year ended June 27, 2008 would be restated for the correction of errors contained in those consolidated financial statements. The effect of these restatement items reduced shareholders’ equity cumulatively by $11.0 million as of September 28, 2007. Previously reported net loss was decreased by $0.6 million for the quarter ended September 28, 2007. The restatement had no impact on our net cash flows from operations, financing activities or investing activities. To correct these errors, on September 25, 2008, we filed amended quarterly reports on Form 10-Q/A for the first three quarters of fiscal 2008 and an amended annual report on Form 10-K/A for fiscal year 2007. The financial statements for the first quarter of fiscal 2008 included in this report are from the amended quarterly report on Form 10-Q/A filed with the SEC on September 25, 2008.
Overview
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is sometimes referred to in this Quarterly Report on Form 10-Q as the MD&A, is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to our condensed consolidated financial statements and related notes presented under Item 1, Financial Statements of this report. As of September 26, 2008, Harris Corporation (“Harris”) owned 100% of our Class B common stock representing approximately 56% of our total voting shares.
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
Business Considerations
     We are a leading independent wireless networks solutions provider, focused on delivering 1) microwave digital radio and other communications products, systems and professional services for private network operators and mobile telecommunications providers; and 2) turnkey end-to-end network management and service assurance solutions for broadband and converged networks. Our three segments serve markets for microwave products and services in North America Microwave, International Microwave and network management software solutions worldwide, which we refer to as Network Operations. All of our revenue, income and cash flow are derived from the sale of these products, systems, software and services. We generally sell directly to the end customer. However, to extend our global footprint and maximize our penetration in certain markets, we sometimes sell through agents, resellers and/or distributors, particularly in international markets.

Drivers of Harris Stratex Businesses and Strategy for Achieving Value
We currently focus on these key drivers:
•	Achieving profitable revenue growth in all segments;

•	Focusing on operating efficiencies and cost reductions; and

•	Maintaining an efficient capital structure.
Achieving Profitable Revenue Growth in All Segments
     We are a global provider of wireless transmission networks solutions. We focus on capitalizing on our strength in the North American market by continuing to seek to win opportunities with wireless telecommunications providers as well as federal, state and other private network operators. We expect our growth opportunities to come from network and capacity expansion and the evolution to IP networking in both the public and private segments. Other growth drivers include the emerging triple-play services (voice, data and video) market in the public sector, the trend towards network hardening and interoperability for public safety and disaster response agencies and the FCC directive to relocate frequency bands in the 2 GHz range to open up spectrum for advanced wireless services. Wireless transmission systems are particularly well-suited to meet the increasing demand for high-reliability, high-bandwidth networks that are more secure and better protected against natural and man-made disasters.
     We focus on increasing our international revenue by offering innovative new products and expanding regional sales channels to capture greenfield network opportunities. We also focus on two major evolutionary trends in the global communications market by 1) penetrating large regional mobile telecom operators to participate in network expansion and new third-generation (“3G”) network opportunities; and 2) enabling the migration to IP networking in both the public and private segments by providing both IP-enabled and IP-centric wireless transmission solutions.
      Through our Network Operations segment, we offer a broad range of engineering and other professional services for network planning, systems architecture design and project management as a global competitive advantage. We will expand our Network Operations offerings in microwave and non-microwave opportunities to create a differentiator for our total solutions offerings.
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
Maintaining an Efficient Capital Structure
     Our capital structure is intended to optimize our cost of capital. We believe a strong capital position, access to key financial markets, ability to raise funds at a low effective cost and overall low cost of borrowing provide a competitive advantage. We had $96.9 million in cash, cash equivalents, short-term investments and available for sale securities as of September 26, 2008.
Key Indicators
     We believe our drivers, when fully implemented, will improve key performance indicators such as: net income, revenue, gross margin, gross margin percentage, selling and administrative expenses as a percentage of revenue and cash flow from operations.

Quarter Ended September 26, 2008 compared with Quarter Ended September 28, 2007
     Revenue and Net Income (Loss)

	Quarter Ended		Percentage
	September 26, 2008	September 28, 2007	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$195.8	$172.3	13.6%
Net income (loss)	$5.6	$(0.2)	N/M
% of revenue	2.9%	(0.1)%

N/M = Not statistically meaningful
     Our revenue in the first quarter of fiscal 2009 was $195.8 million, an increase of $23.5 million or 13.6%, compared with the first quarter of fiscal 2008. This increase resulted from growth in Africa as customers there continued to expand their network infrastructures and in Latin America and Asia Pacific where our Eclipse Intelligent Node unit system solution is gaining acceptance in 3G network rollouts.
     Due to the economic slowdown and the tightening of credit among lending institutions, there is a possibility that customers may decrease their overall spending allocated for network expansion. Some customers may delay or eliminate spending for our products and services in North America and elsewhere.
     Our net income in the first quarter of fiscal 2009 was $5.6 million compared with a net loss of $0.2 million in the first quarter of fiscal 2008. The net income in the first quarters of fiscal 2009 and 2008 included the following purchase accounting adjustments and other expenses related to the acquisition and integration of Stratex and share-based compensation expense:

	First	First
	Fiscal	Fiscal
	Quarter	Quarter
	2009	2008
	(In millions)
Cost of integration activities undertaken in connection with the merger	$—	$3.6
Amortization of the fair value adjustments related to fixed assets and inventory	0.6	0.7
Amortization of developed technology	1.8	1.8
Amortization of trade names, customer relationships and non-competition agreements and backlog	1.4	1.8
Restructuring charges	3.3	4.0
Share-based compensation expense	1.1	2.4

	$8.2	$14.3

     During the first quarter of fiscal 2009, we implemented a new restructuring plan (the “Fiscal 2009 Plan”) to reduce our workforce in Canada, Brazil and the U.S. During the first quarter of fiscal 2009, our restructuring charges totaled $3.3 million consisting of:
•  Severance, retention and related charges associated with reduction in force activities totaling $3.4 million (Fiscal 2009 Plan).
•  Impairment of fixed assets (non-cash charges) totaling $0.5 million at our Canadian location (Fiscal 2009 Plan).
•  Adjustments to the restructuring liability under our 2007 restructuring plans (the “Fiscal 2007 Plans”) for changes in estimates related to sub-tenant activity at our U.S. ($0.3 million) and Canadian locations ($0.3 million).
     We estimate that we will record an additional $1.1 million in restructuring charges under the Fiscal 2009 Plan during fiscal 2009. Additionally, we expect to have further restructuring plans during fiscal 2009.
     During the first quarter of fiscal 2008, we recorded an additional $4.0 million of restructuring charges in connection with the implementation of our Fiscal 2007 Plans. These first quarter fiscal 2008 restructuring charges consisted of:
•  Severance, retention and related charges associated with reduction in force activities totaling $2.3 million ($2.9 million in first quarter fiscal 2008 charges, less $0.6 million for a reduction in the restructuring liability previously recorded for Canada and France).
•  Lease impairment charges totaling $0.8 million from implementation of Fiscal 2007 Plans and changes in estimates related to sub-tenant activity at our U.S. and Canadian locations.
•  Impairment of fixed assets and leasehold improvements totaling $0.9 million at our Canadian location.
     Gross Margin

	Quarter Ended		Percentage
	September 26, 2008	September 28, 2007	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$195.8	$172.3	13.6%
Cost of product sales and services	(137.6)	(125.3)	9.8%
Gross margin	$58.2	$47.0	23.8%
% of revenue	29.7%	27.3%

N/M = Not statistically meaningful
     Gross margin in the first quarter of fiscal 2009 was $58.2 million, or 29.7% of revenue, compared with $47.0 million, or 27.3% of revenue in the first quarter of fiscal 2008. Gross margin in the first quarter of fiscal 2009 was reduced by $1.8 million for amortization of developed technology and $0.2 million for amortization of the fair value of adjustments for fixed assets acquired from Stratex. Gross margin in the first quarter of fiscal 2008 was reduced by an $0.2 million write-off of a portion of the fair value adjustments related to fixed assets, $1.8 million for amortization of developed technology and $0.6 million of integration costs.
     Gross margin and gross margin percentage increased during the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 due to higher revenue and an improved product mix in our International Microwave segment.
     Research and Development Expenses

	Quarter Ended		Percentage
	September 26, 2008	September 28, 2007	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$195.8	$172.3	13.6%
Research and development expenses	$10.2	$12.4	(17.7)%
% of revenue	5.2%	7.2%
     Research and development (“R&D”) expenses were $10.2 million in the first quarter of fiscal 2009 compared with $12.4 million in the first quarter of fiscal 2008. As a percentage of revenue, these expenses decreased from 7.2% in the first quarter of fiscal 2008 to 5.2% in the first quarter of fiscal 2009 due to higher revenue and a decrease in spending. The majority of the decrease in spending in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 was primarily attributable to the reduction in workforce implemented in our restructuring plans during fiscal 2008 and the first quarter of fiscal 2009.

     Selling and Administrative Expenses

	Quarter Ended		Percentage
	September 26, 2008	September 28, 2007	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$195.8	$172.3	13.6%
Selling and administrative expenses	$36.5	$28.8	26.7%
% of revenue	18.6%	16.7%
     Selling and administrative (“S&A”) expenses in the first quarter of fiscal 2009 increased to $36.5 million from $28.8 million in the first quarter of fiscal 2008. As a percentage of revenue, these expenses increased to 18.6% of revenue in the first quarter of fiscal 2009 from 16.7% of revenue in the first quarter of fiscal 2008. S&A expenses increased by $7.7 million or 26.7% in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 primarily due to the following:
•   Sales incentive costs increased by $1.0 million due to an increase in expected commission rates under our sales compensation plan and slightly higher orders.
•  Compensation costs increased by $0.6 million resulting from opening new international sales offices.
•  Compensation costs increased by $0.9 million due to increased staff levels in finance and growth in our Singapore office.
•  Increase of $2.5 million in outside audit, accounting, legal and consulting services to complete the fiscal 2008 audit, including first year SOX requirements, to complete the restatement of our financial statements and for other legal expenses primarily related to patents.
•  Increase in information technology expenses of $1.0 million due to consolidation of global information technology infrastructure and associated services.
     Income Taxes

	Quarter Ended		Percentage
	September 26, 2008	September 28, 2007	Increase/(Decrease)
	(In millions, except percentages)
Income before income taxes	$6.5	$0.0	N/M
Provision for income taxes	$0.9	$0.2	N/M
% of income before income taxes	13.8%	N/M

N/M = Not statistically meaningful
     The provision for income taxes for the first quarters of fiscal 2009 and 2008 reflect our pre-tax income based on our estimated annual effective tax rate. The variation between the provision for income taxes and income taxes at the statutory rate of 35% is primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates.

     Related Party Transactions with Harris
     Harris provides information services, human resources, financial shared services, facilities, legal support and supply chain management services to us. On January 26, 2007, we entered into a Transition Services Agreement with Harris to provide for certain services. These services also are charged to us based primarily on actual usage and include database management, supply chain operating systems, eBusiness services, sales and service, financial systems, back office material resource planning support, HR systems, internal and information systems shared services support, network management and help desk support, and server administration and support. During the quarters ended September 26, 2008 and September 28, 2007, Harris charged us $1.5 million and $1.7 million for these services.
     We have sales to, and purchases from, other Harris entities from time to time. These purchases and sales are recorded at market price. Our sales to Harris entities were $0.9 million and $1.2 million for the quarters ended September 26, 2008 and September 28, 2007. We also recognized costs associated with related party purchases from Harris of $1.3 million and $0.3 million for the quarters ended September 26, 2008 and September 28, 2007.
     The unpaid amounts billed from Harris are included within “Due to Harris Corporation” on our Condensed Consolidated Balance Sheets. Additionally, we have other receivables and payables in the normal course of business with Harris. These amounts are netted within “Due to Harris Corporation” on our Condensed Consolidated Balance Sheets. Total receivables from Harris were $2.9 million and $4.0 million as of September 26, 2008 and June 27, 2008. Total payables to Harris were $13.9 million and $20.8 million as of September 26, 2008 and June 27, 2008.
     Prior to January 26, 2007, the date of our merger with Stratex Networks, Inc., we used certain assets in Canada owned by Harris that were not contributed to us as part of the merger. We continue to use these assets in our business and we entered into a 5-year lease agreement to accommodate this use. This agreement is a capital lease under generally accepted accounting principles. As of September 26, 2008, our lease obligation to Harris was $2.6 million of which $1.4 million is a current liability and the related asset amount, net of accumulated amortization of $2.5 million, is included in property, plant and equipment. Quarterly lease payments are due to Harris based on the amount of 103% of Harris’ annual depreciation calculated in accordance with U.S. generally accepted accounting principles.
     During the first quarter of fiscal 2008, we recognized an impairment charge of $1.3 million on a portion of these assets which is included in our restructuring charges. We also recognized an increase of $0.4 million to the lease obligation balance during the first quarter of fiscal 2008 from a recapitalization under the lease terms, primarily because of the impairment charge and a rescheduling of the lease payments. During the first quarter of fiscal 2008, we paid Harris $2.0 million under this capital lease obligation resulting from the $1.3 million impairment discussed above and the lease payments. Our amortization expense on this capital lease was $0.4 million and $0.4 million during the first quarters of fiscal 2009 and 2008.
Discussion of Business Segments
     North America Microwave Segment

	Quarter Ended		Percentage
	September 26, 2008	September 28, 2007	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$61.5	$56.6	8.7%
Segment operating income (loss)	$1.7	$(0.3)	N/M
% of revenue	2.8%	(0.5)%

N/M = Not statistically meaningful
     North America Microwave segment revenue increased by $4.9 million, or 8.7%, in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008. Revenue drivers in the North America Microwave segment included customer demand for increased bandwidth, footprint expansion and the relocation of advanced wireless services to the 2 gigahertz spectrum by mobile operators.

     The North America Microwave first quarter fiscal 2009 operating income reflected deductions for the following amounts related to the acquisition of Stratex: $0.2 million for amortization of the fair value adjustments for fixed assets, $0.4 million for amortization of developed technology, trade names and customer relationships and $2.7 million of restructuring charges. The total of such charges was less for this segment than in the first quarter of fiscal 2008.
     The operating loss for this segment in the first quarter of fiscal 2008 included the following amounts related to the acquisition of Stratex: a $0.2 million write-off of a portion of the fair value adjustments for fixed assets, $0.6 million for amortization of developed technology, tradenames, customer relationships and non-compete agreements, and $5.6 million of charges related principally to restructuring and integration activities undertaken in connection with the merger.
     The North America Microwave segment operating results also included $0.8 million in share-based compensation expense during the first quarter of fiscal 2009 compared with $2.3 million in the first quarter of fiscal 2008.
     International Microwave Segment

	Quarter Ended		Percentage
	September 26, 2008	September 28, 2007	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$130.9	$109.2	19.9%
Segment operating income (loss)	$5.8	$(0.5)	N/M
% of revenue	4.4%	(0.5)%

N/M = Not statistically meaningful
     International Microwave segment revenue increased by $21.7 million or 19.9% in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008. This increase resulted from growth in Africa for network infrastructure expansion and in Latin America and Asia Pacific where sales of Eclipse systems increased due to customers’ 3G network rollouts.
     Our International Microwave segment had operating income of $5.8 million in the first quarter of fiscal 2009 compared with an operating loss of $0.5 million in the first quarter of fiscal 2008. The improvement in operating income resulted primarily from an increase in revenue when compared with the first quarter of fiscal 2008. The operating income in the first quarter of fiscal 2009 reflected deductions for the following charges related to the acquisition of Stratex: $0.4 million for amortization of the fair value adjustments for fixed assets, $2.8 million for amortization of developed technology, tradenames and customer relationships and $0.6 million of restructuring charges. The total of such charges was less for this segment than in the first quarter of fiscal 2008.
     The operating loss in the first quarter of fiscal 2008 included the following amounts related to the acquisition of Stratex: $0.5 million for amortization of the fair value adjustments for fixed assets, $3.0 million for amortization of developed technology, tradenames, customer relationships and non-compete agreements, and $2.0 million of charges related principally to restructuring and integration activities undertaken in connection with the merger.
     We also recorded $0.3 million in share-based compensation expense in the first quarter of fiscal 2009 in our International Microwave segment compared with $0.1 million in the first quarter of fiscal 2008.

     Network Operations Segment

	Quarter Ended		Percentage
	September 26, 2008	September 28, 2007	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$3.4	$6.5	(47.7)%
Segment operating (loss) income	$(0.7)	$0.8	N/M
% of revenue	(20.6)%	12.3%

N/M = Not statistically meaningful
     Network Operations segment revenue decreased by 47.7% in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 primarily due to a delay in orders from customers and a realignment of the sales force. This segment had an operating loss of $0.7 million in the first quarter of fiscal 2009 compared with operating income of $0.8 million in the first quarter of fiscal 2008.
Liquidity and Capital Resources
     Cash Flows

	Quarter Ended
	September 26, 2008	September 28, 2007
	(In millions)
Net cash provided by operating activities	$3.9	$2.1
Net cash used in investing activities	(4.8)	(1.0)
Net cash provided by (used in) financing activities	1.2	(5.1)
Effect of foreign exchange rate changes on cash	(0.9)	(1.0)

Net decrease in cash and cash equivalents	$(0.6)	$(5.0)

Cash and Cash Equivalents
     We consider all highly liquid debt instruments purchased with a remaining maturity of three months or less as of the time of purchase to be cash equivalents. Our cash and cash equivalents decreased by $0.6 million to $94.4 million during the first quarter of fiscal 2009 compared with a $5.0 million decrease during the first quarter of fiscal 2008.
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
Net Cash Provided by Operating Activities
     Net cash and cash equivalents provided by our operating activities was $3.9 million during the first quarter of fiscal 2009 compared with $2.1 million provided by operating activities during the first quarter of fiscal 2008. Operating cash flow in the first quarter of fiscal 2009 benefited from a $5.5 million decrease in receivables, increases of $4.3 million in accounts payable and accrued expenses and a $1.0 million increase in advance payments and unearned income. Increases to operating cash flow were partially offset by an increase of $13.6 million in inventories and unbilled costs, a $5.8 million decrease in amounts due to Harris and a $2.1 million decrease in restructuring liabilities and other during the first quarter of fiscal 2009.

     Net cash provided by our operating activities was $2.1 million in the first quarter of fiscal 2008 as we had increases in accounts payable and accrued expenses, amounts due to Harris and other cash flow from operations. These increases to operating cash flow were partially offset by increases in receivables and unbilled costs.
Net Cash Used in Investing Activities
     Net cash used in our investing activities was $4.8 million during the first quarter of fiscal 2009 compared with $1.0 million used in investing activities during the first quarter of fiscal 2008. Investing activities during the first quarter of fiscal 2009 was $1.2 million in purchases of short-term investments, $1.0 million of additions of capitalized software primarily for the purchase and implementation of new enterprise-wide information systems and $4.4 million of additions of property, plant and equipment. These uses of cash in investing activities during the first quarter of fiscal 2009 were partially offset by the receipt of $1.8 million in proceeds from the sale and maturity of short-term investments and available for sale securities.
     Net cash used in investing activities in the first quarter of fiscal 2008 included $4.0 million in purchases of short-term investments, $4.2 million of additions of capitalized software primarily for the purchase and implementation of new enterprise-wide information systems and $2.1 million of additions of property, plant and equipment. These uses of cash in investing activities during the first quarter of fiscal 2008 were partially offset by the receipt of $9.3 million in proceeds from the sale and maturity of short-term investments and available for sale securities.
Net Cash Provided by (Used in) Financing Activities
     Net cash provided by our financing activities during the first quarter of fiscal 2009 was $1.2 million compared with $5.1 million used in financing activities during the first quarter of fiscal 2008. During the first quarter of fiscal 2009, we used our cash for the repayment of $8.8 million of long-term debt upon obtaining a new credit facility. We obtained cash from borrowings of $10.0 million under the new credit facility to pay-off this long-term debt.
     The net cash used in financing activities in the first quarter of fiscal 2008 largely related to the repayment of $1.2 million in short-term debt, payment of $2.0 million on our capital lease obligation to Harris and $2.8 million in principal payments on long-term debt. We also received $0.9 million in proceeds from the exercise of former Stratex options.
     Sources of Liquidity
     As of September 26, 2008, our principal sources of liquidity consisted of $96.9 million in cash, cash equivalents, short-term investments and available for sale securities and $52.4 million of available credit under our $70 million credit facility.
     Available Credit Facility and Repayment of Debt
     As of September 26, 2008 we had $52.4 million of credit available against our $70 million revolving credit facility with two commercial banks as described in Note H under Item 1, “Notes to Condensed Consolidated Financial Statements.” The total amount of revolving credit available as of September 26, 2008 was $70 million less short-term debt of $10.0 million drawn under the revolving credit portion of the facility and $7.6 million outstanding in standby letters of credit as of that date, which are defined as usage under the revolving credit portion of the facility. There were no long-term borrowings under the facility as of September 26, 2008.
     Our debt consisted of the following as of September 26, 2008 and June 27, 2008:

	September 26, 2008	June 27, 2008
	(In millions)
Long-term borrowings	$—	$8.8
Short-term borrowings	10.0	—

Total	10.0	8.8
Less short-term borrowings and current portion of long-term debt	(10.0)	(5.0)

Long-term debt outstanding	$—	$3.8

     The $10.0 million in short-term borrowings outstanding under the credit facility as of September 26, 2008 are demand borrowings with no stated maturity date and may be repaid at any time before the expiry date of the facility without penalty. There are no immediate plans to repay this amount. The credit facility expires on June 29, 2011.
     Based on covenants included as part of the credit facility we are required to maintain, as measured as of the last day of each fiscal quarter, a minimum liquidity ratio and a maximum leverage ratio. The liquidity ratio is defined as the ratio of total unrestricted cash and equivalents, short-term investments and marketable securities plus 50% of total monetary receivables to outstanding loans and letter of credit obligations under the facility. The leverage ratio is defined as the ratio of total funded indebtedness to consolidated EBITDA for the four fiscal quarters most recently ended. As of September 26, 2008, we were in compliance with these financial covenants.
     Liability for Restructuring Activities
     We had total liability for restructuring activities of $10.1 million as of September 26, 2008, of which $5.6 million was classified as a current liability and expected to be paid in cash over the next 12 months. Furthermore, we expect to incur additional restructuring charges during fiscal 2009 which may be paid during fiscal 2009 and beyond.
     Contractual Obligations
     As of September 26, 2008, we had contractual cash obligations for repayment of debt and related interest, purchase obligations to acquire goods and services, payments for operating lease commitments, obligations to Harris, payments on our restructuring and severance liabilities, redemption of our preference shares and payment of the related required dividend payments and other current liabilities on our balance sheet in the normal course of business. The amounts disclosed in our Fiscal 2008 Form 10-K included our contractual obligations as of June 27, 2008. During the quarter ended September 26, 2008, no material changes occurred in our contractual obligations.
     Commercial Commitments
     We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit and other arrangements with financial institutions and insurers primarily relating to the guarantee of future performance on certain tenders and contracts to provide products and services to customers. During the quarter ended September 26, 2008, our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements increased to $59.2 million from $50.5 million as of June 27, 2008, primarily due to an increase in bids bonds in North America and an increase in performance bonds internationally of which $4.8 million pertains to a contract in Saudi Arabia.
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

     Critical Accounting Policies
     Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note B — “Significant Accounting Policies” in our Notes to Consolidated Financial Statements included in our Fiscal 2008 Form 10-K. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition, (ii) provisions for excess and obsolete inventory losses, (iii) goodwill and intangible assets, and (iv) income taxes and tax valuation allowances. For additional discussion of our critical accounting policies and estimates, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2008 Form 10-K.
Impact of Recently Issued Accounting Pronouncements
     As described in “Note B — Accounting Changes and Recent Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements, there are accounting pronouncements that have recently been issued but have not yet been implemented by us. Note B describes the potential impact that these pronouncements are expected to have on our financial position, results of operations and cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.
     Exchange Rate Risk
     We use foreign exchange contracts to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated monetary assets and liabilities, including accounts receivable from customers and intercompany loans, customers orders in backlog and purchase commitments from suppliers. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. As of September 26, 2008, we had open foreign exchange contracts with a notional amount of $66.6 million, of which $19.5 million were designated as hedges under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”) and $47.1 million were not designated as Statement 133 hedges. That compares with total foreign exchange contracts with a notional amount of $80.4 million as of June 27, 2008, of which $19.2 million were designated as Statement 133 hedges and $61.2 million were not designated as Statement 133 hedges. As of September 26, 2008, contract expiration dates ranged from less than one month to three months with a weighted average contract life of approximately 1.5 months. The foreign exchange contracts designated as Statement 133 hedges have been used primarily to hedge currency exposures from customer orders currently in backlog that are denominated in non-functional currencies.
     As of September 26, 2008, we estimated that pre-tax income of $1.1 million would be reclassified into earnings from accumulated other comprehensive income within the next three months related to these cash flow hedges. The net gain or loss included in our earnings representing the amount of hedge ineffectiveness during the fiscal quarters ended September 26, 2008 and September 28, 2007 was not significant.
     We recognize in earnings any portion of a derivative’s change in fair value which is assessed as ineffective in accordance with the provisions of Statement 133. The amount recognized in our earnings related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness during the fiscal quarters ended September 26, 2008 and September 28, 2007 was $0.1 million loss and zero. All of these derivatives were recorded at their fair value on our consolidated balance sheet in accordance with Statement 133. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of September 26, 2008 would have an impact of approximately $5.9 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

     Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, short-term investments, available for sale securities and bank debt borrowings.
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
     Our investment policy specifically excludes investments in auction rate or asset backed securities. All money market funds we utilize at banks and financial institutions are rated as prime and subject to federal regulations governing such funds. The money market funds we invest in have not been revalued below $1 per share or experienced liquidity issues.
     We had $96.9 million in cash, cash equivalents, short-term investments and available for sale securities as of September 26, 2008. Short-term investments and available for sale securities were $2.5 million as of September 26, 2008. As of September 26, 2008, short-term investments and available for sale securities had contractual maturities ranging from 1 month to 10 months.
     The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents, short-term investments and available for sale securities earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents, short-term investments and available for sale securities held as of September 26, 2008 was 24 days, and these investments had an average yield of 2.46% per annum.
     As of September 26, 2008, unrealized losses on our investments were insignificant. Cash equivalents, short-term investments and available for sale securities have been recorded at fair value on our balance sheet.
Exposure on Bank Debt Borrowings
     On June 30, 2008, we entered into a new revolving credit facility with two banks (the “New Facility”) for an initial committed amount of $70 million. As of that date, we repaid $8.8 million in long-term debt outstanding with the proceeds of a $10 million short-term borrowing under the New Facility. Under the New Facility, interest on our borrowings will be at either the greater of the bank’s prime rate or the Fed Funds rate plus 0.5% (for demand borrowings) or at LIBOR plus 1.25% (for fixed rate Eurodollar borrowings). We had $10 million in short-term demand borrowings under the New Facility as of September 26, 2008 bearing interest at the bank’s prime rate of 5%. A 10% change in interest rates on the current borrowings or on future borrowings are not expected to have a material impact on our financial position, results of operations or cash flows since interest on our short-term debt is not material to our overall financial position.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
     Because of its inherent limitations, systems of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of certain of our disclosure controls and procedures were not effective as of September 26, 2008 because of the continued existence of the material weakness related to project cost variances and account reconciliations as described in Management’s Report on Internal Control Over Financial Reporting in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended June 27, 2008 (“Management’s Report”).
     To address our material weaknesses related to project cost variances and account reconciliations, in September 2008, we began dedicating significant in-house and external resources to implement enhancements to remediate these material weaknesses. During the closing of our books for the quarter ended September 26, 2008, we performed additional account reconciliation procedures and reviews to address the risks associated with the material weaknesses. The material weaknesses will continue to exist until the following remediation steps are fully implemented:
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
The effectiveness of these control changes has not been fully evaluated as of September 26, 2008.

Remediation of Material Weaknesses
     As discussed above, as of September 26, 2008, we identified material weaknesses in our internal control over project cost variances and account reconciliations. We are currently addressing these material weaknesses and expect to have these material weaknesses remediated by July 3, 2009.
Changes in Internal Control over Financial Reporting
     Except as otherwise discussed above, there have been no changes in our internal controls over financial reporting during the fiscal quarter ended September 26, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements — “Note Q.”
Item 1A. Risk Factors.
     Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows and financial condition set forth under Item 1A, Risk Factors, in our Fiscal 2008 Form 10-K.
     We do not believe that there have been any other material additions or changes to the risk factors previously disclosed in our Fiscal 2008 Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
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

HARRIS STRATEX NETWORKS, INC. (Registrant)
Dated: November 4, 2008	By:	/s/ Sarah A. Dudash
Sarah A. Dudash
Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit
Number	Description

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.