Form 10-Q
period 2009-01-02
Harris Stratex Networks, Inc.
filed 2009-02-10
CIK 1377789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐ No ☑

Class of Stock	Shares Outstanding as of February 6, 2009
Class A Common Stock, par value $0.01 per share	25,947,164
Class B Common Stock, par value $0.01 per share	32,913,377

Total shares of common stock outstanding	58,860,541

HARRIS STRATEX NETWORKS, INC.
FORM 10-Q
For the Quarter Ended January 2, 2009
INDEX
This Quarterly Report on Form 10-Q contains trademarks of Harris Stratex Networks, Inc. and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended		Two Quarters Ended
	January 2,	December 28,	January 2,	December 28,
(In millions, except per common share amounts)	2009	2007	2009	2007
Revenue from product sales and services:
Revenue from external product sales	$144.8	$148.9	$305.5	$297.5
Revenue from product sales with Harris Corporation	1.0	3.7	1.9	4.9

Total revenue from product sales	145.8	152.6	307.4	302.4
Revenue from services	45.1	28.5	79.3	51.0

Total revenue from product sales and services	190.9	181.1	386.7	353.4
Cost of product sales and services:
Cost of external product sales	(101.3)	(98.2)	(205.5)	(207.1)
Cost of product sales with Harris Corporation	(0.6)	(3.3)	(1.9)	(3.6)

Total cost of product sales	(101.9)	(101.5)	(207.4)	(210.7)
Cost of services	(32.6)	(24.9)	(62.8)	(38.6)
Cost of sales billed from Harris Corporation	(0.2)	(4.0)	(0.3)	(4.6)
Amortization of purchased technology	(1.8)	(1.7)	(3.6)	(3.5)

Total cost of product sales and services	(136.5)	(132.1)	(274.1)	(257.4)

Gross margin	54.4	49.0	112.6	96.0
Research and development expenses	(9.5)	(10.9)	(19.7)	(23.3)
Selling and administrative expenses	(31.1)	(34.5)	(66.1)	(61.6)
Selling and administrative expenses with Harris Corporation	(1.8)	(1.7)	(3.3)	(3.4)

Total research, development, selling and administrative expenses	(42.4)	(47.1)	(89.1)	(88.3)
Amortization of identifiable intangible assets	(1.4)	(1.9)	(2.8)	(3.7)
Restructuring charges	(1.1)	(4.4)	(4.4)	(8.4)
Goodwill impairment charges	(279.0)	—	(279.0)	—
Trade name impairment charges	(22.0)	—	(22.0)	—

Operating loss	(291.5)	(4.4)	(284.7)	(4.4)
Interest income	0.3	0.4	0.7	1.1
Interest expense	(0.7)	(0.8)	(1.4)	(1.5)

Loss before provision for income taxes	(291.9)	(4.8)	(285.4)	(4.8)
(Provision for) benefit from income taxes	(23.5)	1.6	(24.4)	1.4

Net loss	$(315.4)	$(3.2)	$(309.8)	$(3.4)

Net loss per common share of Class A and Class B common stock
(Note 1):
Basic and diluted	$(5.37)	$(0.05)	$(5.29)	$(0.06)

Basic and diluted weighted average shares outstanding	58.7	58.4	58.6	58.4

(1)	The net loss per common share amounts are the same for Class A and Class B because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	January 2,	June 27,
(In millions, except share amounts)	2009	2008 (1)
Assets
Current Assets
Cash and cash equivalents	$97.7	$95.0
Short-term investments	1.6	3.1
Receivables	180.5	199.7
Unbilled costs	46.1	37.1
Inventories	110.7	93.5
Deferred income taxes	—	12.6
Due from Harris Corporation	1.7	—
Other current assets	19.4	19.1

Total current assets	457.7	460.1
Long-Term Assets
Property, plant and equipment	72.0	75.6
Goodwill	—	284.2
Identifiable intangible assets	100.0	130.1
Capitalized software	9.3	9.5
Non-current portion of notes receivable	1.0	2.5
Non-current deferred income taxes	—	13.7
Other assets	2.8	1.6

Total long-term assets	185.1	517.2

Total assets	$642.8	$977.3

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$10.0	$—
Current portion of long-term debt	—	5.0
Accounts payable	73.5	81.1
Compensation and benefits	20.4	19.5
Other accrued items	51.9	42.1
Advance payments and unearned income	32.9	30.1
Restructuring liabilities	4.5	5.1
Current portion of long-term capital lease obligation to Harris Corporation	1.1	1.3
Due to Harris Corporation	—	16.8

Total current liabilities	194.3	201.0
Long-Term Liabilities
Long-term debt	—	3.8
Long-term portion of capital lease obligation to Harris Corporation	1.0	1.3
Restructuring and other long-term liabilities	5.2	7.4
Redeemable preference shares	8.3	8.3
Warrants	0.3	0.6
Reserve for uncertain tax positions	3.5	3.0
Deferred income taxes	5.4	3.7

Total liabilities	218.0	229.1
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, Class A, $0.01 par value; 300,000,000 shares authorized; issued and outstanding 25,947,164 shares as of January 2, 2009 and 25,556,134 shares as of June 27, 2008	0.3	0.3

Common stock, Class B $0.01 par value; 100,000,000 shares authorized; issued and outstanding 32,913,377 shares as of January 2, 2009 and June 27, 2008	0.3	0.3
Additional paid-in-capital	781.4	779.9
Accumulated deficit	(345.9)	(36.1)
Accumulated other comprehensive (loss) income	(11.3)	3.8

Total Shareholders’ Equity	424.8	748.2

Total Liabilities and Shareholders’ Equity	$642.8	$977.3

(1)	Derived from audited financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Two Quarters Ended
	January 2,	December 28,
	2009	2007
	(In millions)
Operating Activities
Net loss	$(309.8)	$(3.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of purchased technology and identifiable intangible assets	6.4	7.2
Depreciation and amortization of property, plant and equipment and capitalized software	11.7	9.4
Goodwill impairment charges	279.0	—
Trade name impairment charges	22.0	—
Non-cash share-based compensation expense	1.4	3.6
Non-cash charges for restructuring and inventory write-downs	—	7.8
Decrease in fair value of warrants	(0.3)	(0.8)
Deferred income tax expense (benefit)	22.6	(3.5)
Changes in operating assets and liabilities:
Receivables	20.6	(20.7)
Unbilled costs and inventories	(26.2)	3.0
Accounts payable and accrued expenses	—	7.1
Advance payments and unearned income	2.8	5.5
Due to Harris Corporation	(8.7)	0.5
Restructuring liabilities and other	(5.1)	(3.6)

Net cash provided by operating activities	16.4	12.1
Investing Activities
Purchases of short-term investments	(1.2)	(4.4)
Sales and maturities of short-term investments	2.7	14.8
Additions of property, plant and equipment	(7.2)	(3.6)
Additions of capitalized software	(2.2)	(6.5)

Net cash (used in) provided by investing activities	(7.9)	0.3
Financing Activities
Increase (decrease) in short-term debt	10.0	(1.2)
Payments on long-term debt	(8.8)	(5.6)
Payments on long-term capital lease obligation to Harris Corporation	(0.5)	(2.0)
Proceeds from exercise of former Stratex stock options	—	0.9

Net cash provided by (used in) financing activities	0.7	(7.9)
Effect of exchange rate changes on cash and cash equivalents	(6.5)	(0.7)

Net increase in cash and cash equivalents	2.7	3.8
Cash and cash equivalents, beginning of year	95.0	69.2

Cash and cash equivalents, end of quarter	$97.7	$73.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
January 2, 2009
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
     The results for the quarter ended January 2, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet as of June 27, 2008 has been derived from our audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2008 (“Fiscal 2008 Form 10-K”) and the Quarterly Report on Form 10-Q/A for the quarter ended December 28, 2007, both of which were filed with the SEC on September 25, 2008.
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those results and estimates.
     As of January 2, 2009, Harris Corporation (“Harris”) owned 100% of our Class B common stock or approximately 56% of the total shares of our common stock.
     Nature of Operations — We design, manufacture and sell a broad range of microwave radios, scalable wireless network solutions and vertical market solutions for use in worldwide wireless and wireline communications networks. Applications include cellular/mobile infrastructure connectivity; WiMAX networks and energy and security solutions; secure data networks; public safety transport for state, local and federal government users; and right-of-way connectivity for utilities, pipelines, railroads and industrial companies. In general, wireless networks are constructed using microwave radios and other equipment and network management solutions to connect cell sites, fixed-access facilities, switching systems, land mobile radio systems and other similar systems.
Note B — Accounting Changes and Recent Accounting Pronouncements
     Initial Application of Standards, Interpretations and Amendments to Standards and Interpretations
Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which defers the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, which for us is our fiscal 2010. We adopted Statement 157 in the first quarter of fiscal 2009 and there was no impact to our financial position, results of operations or cash flows. In accordance with FSP FAS 157-2, we elected to defer until fiscal 2010 the adoption of Statement 157 for nonfinancial assets (including items such as goodwill and other intangible assets) and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not currently anticipate that the adoption of Statement 157 for nonfinancial assets and nonfinancial liabilities will materially impact our financial position, results of operations or cash flows. See Note D — Fair Value Measurements of Financial Assets and Financial Liabilities in these Notes to Condensed Consolidated Financial Statements (Unaudited) for disclosures required by Statement 157.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). Statement 159 allows companies to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, all unrealized gains or losses in fair value for that instrument shall be reported in earnings at each subsequent reporting date. We adopted Statement 159 in the first quarter of fiscal 2009 but have not elected the fair value option for any eligible financial instruments.

      Standards, Interpretations and Amendments Issued, but not yet Adopted
Accounting for Business Combinations
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“Statement 141R”). Statement 141R requires that, upon a business combination, the acquired assets, assumed liabilities, contractual contingencies and contingent liabilities be recognized and measured at their fair value at the acquisition date. Statement 141R also requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred. In addition, Statement 141R requires that acquired in-process research and development be measured at fair value and capitalized as an indefinite-lived intangible asset, and it is therefore not subject to amortization until the project is completed or abandoned. Statement 141R also requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties that are recognized after the measurement period be recognized in income tax expense. Statement 141R is to be applied prospectively and is effective for fiscal years beginning on or after December 15, 2008, which for us is our fiscal 2010. Thus, while adoption is not expected to materially impact our financial position, results of operations or cash flows directly when it becomes effective on July 4, 2009 (the beginning of our fiscal 2010), it is expected to have a significant effect on the accounting for any acquisitions we make on, or subsequent to that date.
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
Disclosures about Derivative Instruments and Hedging Activities
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“Statement 161”). Statement 161 applies to all derivative instruments, including bifurcated derivative instruments (and to nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”) and related hedged items accounted for under Statement 133. Statement 161 amends and expands the disclosure requirements of Statement 133 to provide greater transparency as to (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, Statement 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the volume of derivative activity and fair value amounts of, and gains and losses on, derivative instruments including location of such amounts in the consolidated financial statements, and disclosures about credit-risk-related contingent features in derivative agreements. Statement 161 is effective for fiscal years and interim periods that begin after November 15, 2008, which for us is the third quarter of our fiscal 2009 (which began January 3, 2009). We do not currently anticipate the implementation of Statement 161 will materially impact our financial position, results of operations or cash flows.
Earnings per Share
     In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities and, accordingly, should be included in the two-class method of calculating earnings per share (“EPS”) under FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 also includes guidance on allocating earnings pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, which for us is our fiscal 2010. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) shall be adjusted retrospectively. We do not currently anticipate that the implementation of FSP EITF 03-6-1 will materially impact our financial position, results of operations or cash flows.

Useful Life of Intangible Assets
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determining the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets accounted for pursuant to FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). FSP FAS 142-3 amends Statement 142 to require an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions. In the absence of such experience, FSP FAS 142-3 requires an entity to consider assumptions that market participants would use (consistent with the highest and best use of the asset by market participants), adjusted for entity-specific factors. FSP FAS 142-3 also requires incremental disclosures for renewable intangible assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, which for us is our fiscal 2010. FSP FAS 142-3 is to be applied prospectively to intangible assets acquired after the effective date, and the incremental disclosure requirements for renewable intangible assets are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.
Note C — Goodwill and Trade Name Impairments
     We test our goodwill and other indefinite-lived intangible assets in accordance with Statement 142 as part of our fiscal year-end financial close process and when events or circumstances indicate there may be an impairment. The majority of our goodwill and the trade name “Stratex” were recorded in connection with the acquisition of Stratex in January 2007 and were included in the International Microwave segment of our business. In January 2009, we determined that based on the current global economic environment and the decline of our market capitalization, it was likely that an indicator of goodwill impairment existed as of the end of the second quarter of fiscal 2009. As a result, we performed an interim review for impairment as of the end of the second quarter of fiscal 2009 of our goodwill and other indefinite-lived intangible assets (consisting solely of the trade name “Stratex”).
     To test for potential impairment of our goodwill, we determined the fair value of each of our reporting segments based on projected discounted cash flows and market-based multiples applied to sales and earnings. The results indicated an impairment to goodwill, because the current carrying value of the North America Microwave and International Microwave segments exceeded their fair value. We then allocated these fair values to the respective underlying assets and liabilities to determine the implied fair value of goodwill, resulting in a $279.0 million charge to write down all of our goodwill. We determined the fair value of the trade name “Stratex” by performing a projected discounted cash flow analysis based on the relief-from-royalty approach, resulting in a $22.0 million charge to write down a majority of the trade name “Stratex.” The majority of the goodwill and the trade name “Stratex” were recorded in connection with the acquisition of Stratex Networks, Inc. in January 2007. We will not be required to make any current or future cash expenditures as a result of these impairments, and these impairments do not impact our financial covenant compliance under our credit arrangements or our ongoing financial performance.
     For reasons similar to those stated above, we also conducted a review of our long-lived assets, including amortizable intangible assets, in accordance with FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” This review did not indicate that an impairment existed as of the end of the second quarter of fiscal 2009.
     The following table summarizes the goodwill and trade name impairment charges by reporting unit:

	Quarter Ended		Two Quarters Ended
	January 2, 2009		January 2, 2009
		Trade		Trade
(in millions)	Goodwill	Name	Goodwill	Name
North America Microwave	$31.8	$0.7	$31.8	$0.7
International Microwave	247.2	21.3	247.2	21.3
Network Operations	—	—	—	—

Total	$279.0	$22.0	$279.0	$22.0

     A summary of changes in goodwill during the two quarters ended January 2, 2009, by reporting unit is as follows:

	June 27,				January 2,
	2008	Acquisitions	Adjustments	Impairments	2009
	(In millions)
North America Microwave	$36.2	$—	$(4.4)	$(31.8)	$—
International Microwave	248.0	—	(0.8)	(247.2)	—

Total	$284.2	$—	$(5.2)	$(279.0)	$—

     Adjustments primarily relate to the effect of foreign currency translation and changes in the fair value of net assets subject to purchase accounting adjustments related to accounting for income taxes.
     A summary of changes in the Stratex trade name during the two quarters ended January 2, 2009, by reporting unit is as follows:

	June 27,				January 2,
	2008	Acquisitions	Adjustments	Impairments	2009
	(In millions)
North America Microwave	$1.0	$—	$—	$(0.7)	$0.3
International Microwave	32.0	—	—	(21.3)	10.7

Total	$33.0	$—	$—	$(22.0)	$11.0

Note D — Fair Value Measurements of Financial Assets and Financial Liabilities
     We adopted Statement 157 in the first quarter of fiscal 2009 and there was no impact to our financial position, results of operations or cash flows. In accordance with FSP FAS 157-2, we elected to defer until fiscal 2010 the adoption of Statement 157 for all nonfinancial assets (including items such as goodwill and other intangible assets) and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants as of the measurement date. Statement 157 requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value and establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:
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

     The following table represents the fair value hierarchy of our financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of January 2, 2009:

	Level 1	Level 2	Level 3	Total
		(In millions)
Financial Assets:
Short-term investments	$1.6	$—	$—	$1.6
Foreign exchange forward contracts	—	0.1	—	0.1
Financial Liabilities:
Foreign exchange forward contracts	—	0.4	—	0.4
Warrants	—	—	0.3	0.3
     The following table sets forth our financial instruments carried at fair value as of January 2, 2009 and June 27, 2008:

	January 2, 2009	June 27, 2008
	(In millions)
Financial Assets:
Short-term investments	$1.6	$3.1
Foreign exchange forward contracts	0.1	0.1

Total financial assets	$1.7	$3.2

Financial Liabilities:
Foreign exchange forward contracts	$0.4	$0.2
Warrants	0.3	0.6

Total financial liabilities	$0.7	$0.8

     Short-term investments and foreign exchange forward contracts are reported at fair value with the related unrealized holding gains and losses reported as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses are recorded in selling and administrative expenses.
     As of June 27, 2008, we had warrants to purchase shares of our Class A common stock. Our liability for warrants is classified as a Level 3 financial liability under Statement 157. As of January 2, 2009, warrants to purchase 520,445 shares of our Class A common stock were outstanding. These warrants have an exercise price of $11.80 per common share and will expire on September 24, 2009. The per share fair value of each warrant was $0.55 and $1.15 as of January 2, 2009 and June 27, 2008, determined based on the Black-Scholes-Merton model with the assumptions listed in the table below.

	January 2, 2009	June 27, 2008
Dividend yield	0.0%	0.0%
Expected volatility	94.0%	58.9%
Risk-free interest rate	0.40%	2.31%
Expected holding period	0.75 year	0.67 year
     As a result of recording these outstanding warrants at fair value as of January 2, 2009, we recorded the change in fair value during the two quarters ended January 2, 2009 as a $0.3 million reduction to selling and administrative expenses on our Condensed Consolidated Statements of Operations (none during the second quarter of fiscal 2009). During the quarter and two quarters ended January 2, 2009, no warrants were exercised.
     The following table sets a summary of changes in the fair value of our Level 3 financial liabilities (warrants) during the two quarters ended January 2, 2009:

(In millions)
Balance as of June 27, 2008	$0.6
Transfers during the period	—
Repurchases during the period	—
Realized gains (losses) during the period	—
Unrealized (gain) during the period	(0.3)

Balance as of January 2, 2009	$0.3

     Short-term investments as of January 2, 2009 and June 27, 2008 are as follows:

	January 2, 2009
		Gross	Gross
		Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In millions)
Certificates of deposit	$—	$—	$—	$—
Commercial paper	0.6	—	—	0.6
Corporate notes	1.0	—	—	1.0

Total short-term investments	$1.6	$—	$—	$1.6

	June 27, 2008
		Gross	Gross
		Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
		(In millions)
Certificates of deposit	$0.6	$—	$—	$0.6
Commercial paper	1.4	—	—	1.4
Corporate notes	1.1	—	—	1.1

Total short-term investments	$3.1	$—	$—	$3.1

     As of January 2, 2009, all of our short-term investments have maturity dates of less than one year, with a weighted average maturity of 91 days. Realized gains and losses from the sale of short-term investments during the second quarter and first two quarters of fiscal years 2009 and 2008 were not significant.
Note E — Accumulated Other Comprehensive Income (Loss) and Comprehensive Loss
     The changes in components of our accumulated other comprehensive income (loss) during the two quarters ended January 2, 2009 and December 28, 2007 were as follows:

				Total
				Accumulated
	Foreign			Other
	Currency	Hedging	Short-Term	Comprehensive
	Translation	Derivatives	Investments	Income (Loss)
	(In millions)
Balance as of June 27, 2008	$4.1	$(0.3)	$—	$3.8
Foreign currency translation loss	(15.9)	—	—	(15.9)
Net unrealized gain on hedging activities	—	0.8	—	0.8

Balance as of January 2, 2009	$(11.8)	$0.5	$—	$(11.3)

Balance as of June 29, 2007	$—	$—	$—	$—
Foreign currency translation gain	5.8	—	—	5.8
Net unrealized gain on hedging activities	—	—	—	—

Balance as of December 28, 2007	$5.8	$—	$—	$5.8

     Total comprehensive (loss) income for the quarter and two quarters ended January 2, 2009 and December 28, 2007 was comprised of the following:

	Quarter Ended		Two Quarters Ended
	January 2,	December 28,	January 2,	December 28,
	2009	2007	2009	2007
		(In millions)
Net loss	$(315.4)	$(3.2)	$(309.8)	$(3.4)
Other comprehensive (loss) income:
Foreign currency translation (loss) income	(11.7)	3.1	(15.9)	5.8
Net unrealized (loss) gain on hedging activities	(0.6)	(0.3)	0.8	—

Total comprehensive (loss) income	$(327.7)	$(0.4)	$(324.9)	$2.4

Note F — Receivables
     Our receivables are summarized below:

	January 2, 2009	June 27, 2008
	(In millions)
Accounts receivable	$193.2	$205.5
Notes receivable due within one year — net	3.2	6.8

	196.4	212.3
Less allowances for collection losses	(15.9)	(12.6)

	$180.5	$199.7

Note G — Inventories
     Our inventories are summarized below:

	January 2, 2009	June 27, 2008
	(In millions)
Finished products	$68.1	$55.5
Work in process	11.2	14.4
Raw materials and supplies	63.6	59.2

	142.9	129.1
Inventory reserves	(32.2)	(35.6)

	$110.7	$93.5

Note H — Property, Plant and Equipment
     Our property, plant and equipment are summarized below:

	January 2, 2009	June 27, 2008
	(In millions)
Land	$1.3	$1.3
Buildings	28.9	29.1
Software developed for internal use	14.6	13.9
Machinery and equipment	121.0	121.6

	165.8	165.9
Less allowances for depreciation and amortization	(93.8)	(90.3)

	$72.0	$75.6

     Depreciation and amortization expense related to plant and equipment, including software amortization, was $5.2 million and $3.4 million during the quarters ended January 2, 2009 and December 28, 2007, and $9.8 million and $8.0 million in the two quarters ended January 2, 2009 and December 28, 2007.
Note I — Credit Facility and Debt
     Our debt consisted of the following as of January 2, 2009 and June 27, 2008:

	January 2, 2009	June 27, 2008
	(In millions)
Long-term borrowings	$—	$8.8
Short-term borrowings	10.0	—

Total	10.0	8.8
Less short-term borrowings and current portion of long-term debt	(10.0)	(5.0)

Long-term debt outstanding	$—	$3.8

     As of June 27, 2008, we had a credit facility with Silicon Valley Bank (the “Original Credit Facility”) which provided for short-term and long-term borrowings. The Original Credit Facility allowed for revolving credit borrowings of up to $50 million with available credit defined as $50 million less the outstanding balance of the long-term portion and any usage under the revolving credit portion. As of June 27, 2008, the outstanding balance of the long-term portion of our Original Credit Facility was $8.8 million and there were $8.6 million in outstanding standby letters of credit as of that date defined as usage under the revolving credit portion of the facility. As of January 2, 2009, $6.7 million of these standby letters of credit outstanding under the Original Credit Facility remain as an obligation to Silicon Valley Bank.

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
     The New Facility provides for an initial committed amount of $70 million with an uncommitted option for an additional $50 million available with the same or additional banks. The initial term of the New Facility is three years and provides for (1) demand borrowings (with no stated maturity date) with an interest rate of the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%, (2) fixed term Eurodollar loans for up to six months or more as agreed with the banks with an interest rate of LIBOR plus a spread of between 1.25% to 2.00% based on our current leverage ratio and (3) the issuance of standby or commercial letters of credit. The New Facility contains a minimum liquidity ratio covenant and a maximum leverage ratio covenant and is unsecured. As of January 2, 2009, we were in compliance with these financial covenants.
     The New Facility allows for borrowings of up to $70 million with available credit defined as $70 million less the outstanding balance of borrowings ($10.0 million as of January 2, 2009) and letters of credit ($7.6 million as of January 2, 2009). Available credit as of January 2, 2009 was $52.4 million. The interest rate on our short-term borrowings was 3.25% as of January 2, 2009.
Note J — Accrued Warranties
     Changes in our warranty liability, which is included as a component of “Other accrued items” on the Condensed Consolidated Balance Sheets, during the two quarters ended January 2, 2009 and December 28, 2007 are as follows:

	Two Quarters Ended
	January 2, 2009	December 28, 2007
	(In millions)
Balance as of the beginning of the fiscal year	$6.9	$6.7
Warranty provision for revenue recorded during the period	3.5	3.7
Settlements made during the period	(3.3)	(3.9)
Other adjustments to liability, including foreign currency translation during the period	—	0.1

Balance as of the end of the period	$7.1	$6.6

Note K — Restructuring Activities
     During the first quarter of fiscal 2009, we announced a new restructuring plan (the “Fiscal 2009 Plan”) to reduce our workforce in Canada, Brazil and the U.S. During the first two quarters of fiscal 2009, our restructuring charges totaled $4.4 million consisting of:

•	Severance, retention and related charges associated with reduction in force activities totaling $4.6 million (Fiscal 2009 Plan).

•	Impairment of fixed assets (non-cash charges) totaling $0.4 million and facility restoration costs of $0.3 million at our Canadian location (Fiscal 2009 Plan).

•	Adjustments to the restructuring liability under our 2007 restructuring plans (the “Fiscal 2007 Plans”) for changes in estimates related to sub-tenant activity at our U.S. ($0.3 million) and Canadian locations ($0.3 million).

•	Adjustments to the restructuring liability under our 2007 restructuring plans for changes in estimates to reduce the severance liability in Canada ($0.3 million).
     The information in the following table summarizes our restructuring activity during the two quarters ended January 2, 2009 and the remaining restructuring liability as of January 2, 2009.

	Severance	Facilities
	and	and
	Benefits	Other	Total
	(In millions)
Restructuring liability as of June 27, 2008	$1.8	$8.5	$10.3
Provision in the two quarters (Fiscal 2009 Plan)	4.6	0.7	5.3
Reversal of accrual in the two quarters to statement of operations for changes in estimates (Fiscal 2007 Plans)	(0.3)	(0.6)	(0.9)
Non-cash charges in the two quarters (Fiscal 2009 Plan)	—	(0.4)	(0.4)
Cash payments in the two quarters	(4.1)	(1.9)	(6.0)

Restructuring liability as of January 2, 2009	$2.0	$6.3	$8.3

Current portion of restructuring liability as of January 2, 2009	$2.0	$2.5	4.5
Long-term portion of restructuring liability as of January 2, 2009	—	3.8	3.8

Total restructuring liability as of January 2, 2009	$2.0	$6.3	$8.3

Our Fiscal 2007 Plans were fully implemented during fiscal 2008.

     The following table summarizes the restructuring costs incurred through January 2, 2009 and costs expected to be incurred under our Fiscal 2009 Plan:

	Total Costs
	Incurred During	Cumulative
	The	Costs Incurred		Total
	Two Quarters Ended	through	Estimated	Restructuring
	January 2,	January 2,	Additional Costs	Costs Expected
	2009	2009	to be Incurred	to be Incurred
	(In millions)
North America Microwave:
Severance and benefits	$3.8	$3.8	$1.0	$4.8
Facilities and other	0.7	0.7	—	0.7

Total North America Microwave	$4.5	$4.5	$1.0	$5.5

International Microwave:
Severance and benefits	$0.8	$0.8	$1.7	$2.5
Facilities and other	—	—	0.3	0.3

Total International Microwave	$0.8	$0.8	$2.0	$2.8

Totals	$5.3	$5.3	$3.0	$8.3

Note L — Share-Based Compensation
     Compensation expense for share-based awards was $0.4 million and $1.9 million for the quarters ended January 2, 2009 and December 28, 2007 and $1.5 million and $4.3 million for the two quarters ended January 2, 2009 and December 28, 2007. Amounts were included in our consolidated statements of operations as follows:

	Quarter Ended		Two Quarters Ended
	January 2,	December 28,	January 2,	December 28,
	2009	2007	2009	2007
	(In millions)
Cost of product sales and services	$0.1	$0.5	$0.3	$0.7
Research and development expenses	0.1	0.2	0.3	0.7
Selling and administrative expenses	0.2	1.2	0.9	2.9

Total compensation expense	$0.4	$1.9	$1.5	$4.3

     During the quarter ended January 2, 2009, we determined that certain net income and cash flow targets would not be achieved for performance share awards made under our fiscal year 2007 Long-Term Incentive Plan. The 30-month performance period for these awards ends on July 3, 2009. We now estimate that 60% of these awards will not vest and will be forfeited as of July 3, 2009. Accordingly, we recorded a credit to compensation expense of $1.0 million during the quarter ended January 2, 2009 related to these awards. The final determination of the number of performance shares vesting in respect of an award will be determined by our Board of Directors, or a committee of our Board.
     During November 2008, we granted options to purchase 860,906 shares of our Class A Common Stock and 447,654 performance share awards to employees under our 2007 Stock Equity Plan. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the following weighted average assumptions: expected volatility of 53 percent; expected contractual term life of 4.4 years; and expected dividend yield of zero percent.
     We issued 688 shares upon the exercise of stock options during the two quarters ended January 2, 2009.
     We issued 8,120 and 85,365 shares upon the exercise of stock options during the quarter and two quarters ended December 28, 2007.
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
     During the second quarter and first two quarters of fiscal 2009, Mobile Telephone Networks or (“MTN”) of Africa accounted for 11% and 12% of our total revenue and Middle East Telecommunications("METCO") accounted for 13% and 11% of our total revenue. During the second quarter and first two quarters of fiscal 2008, MTN accounted for 12% of our total revenue. As of January 2, 2009, MTN and METCO accounted for 5.5% and 13.8% of our accounts receivable.

     Revenue and loss before income taxes by segment are as follows:

	Quarter Ended		Two Quarters Ended
	January 2,	December 28,	January 2,	December 28,
	2009	2007	2009	2007
	(In millions)
Revenue
North America Microwave	$64.8	$63.8	$126.3	$120.4
International Microwave	121.2	110.8	252.1	220.0
Network Operations	4.9	6.5	8.3	13.0

Total Revenue	$190.9	$181.1	$386.7	$353.4

Loss Before Income Taxes
Segment Operating (Loss) Income:
North America Microwave (1)	$(29.5)	$(1.3)	$(27.9)	$(1.6)
International Microwave (2)	(262.3)	(3.7)	(256.4)	(4.2)
Network Operations	0.3	0.6	(0.4)	1.4
Net interest expense	(0.4)	(0.4)	(0.7)	(0.4)

Loss before provision for income taxes	$(291.9)	$(4.8)	$(285.4)	$(4.8)

(1)	During the quarter and two quarters ended January 2, 2009 in our North America Microwave segment, we recorded $0.5 million and $0.9 million in amortization of developed technology, trade names and customer relationships, $0.2 million and $0.4 million in amortization of the step-up in the fair value of fixed assets related to the acquisition of Stratex, $0.9 million and $3.6 million in restructuring charges and $0.3 million and $1.1 million in FAS 123R share-based compensation. Additionally, during the quarter and two quarters ended January 2, 2009, we recorded $31.8 million for the impairment of goodwill and $0.7 million for the impairment of the trade name “Stratex.”

During the quarter and two quarters ended December 28, 2007 in our North America Microwave segment, we recorded $0.7 million and $1.3 million in amortization of developed technology, trade names, customer relationships, and non-compete agreements, $0.3 million and $0.5 million in amortization of the step-up in the fair value of fixed assets related to the acquisition of Stratex, $4.3 million and $8.1 million in restructuring charges, $1.1 million and $2.1 million in merger-related integration charges, $0.1 million and $0.9 million in charges for impairment of a lease agreement and $1.8 million and $4.1 million in FAS 123R share-based compensation. Additionally, we recorded $1.9 million for inventory markdowns during the quarter ended December 28, 2007.

(2)	During the quarter and two quarters ended January 2, 2009 in our International Microwave segment, we recorded $2.7 million and $5.5 million in amortization of developed technology, trade names and customer relationships, $0.4 million and $0.8 million in amortization of the step-up in the fair value of fixed assets related to the acquisition of Stratex, $0.2 million and $0.8 million in restructuring charges and $0.1 million and $0.4 million in FAS 123R share-based compensation. Additionally, during the quarter and two quarters ended January 2, 2009, we recorded $247.2 million for the impairment of goodwill and $21.3 million for the impairment of the trade name “Stratex.”

During the quarter and two quarters ended December 28, 2007 in our International Microwave segment, we recorded $2.9 million and $5.9 million in amortization of developed technology, trade names, customer relationships, and non-compete agreements, $0.4 million and $0.9 million in amortization of the step-up in the fair value of fixed assets related to the acquisition of Stratex, $0.1 million and $0.3 million in restructuring charges, $2.1 million and $3.9 million in merger-related integration charges and $0.1 million and $0.2 million in FAS 123R share-based compensation. Additionally, we recorded $1.8 million for inventory markdowns during the quarter ended December 28, 2007.
Note N — Income Taxes
The provision for income taxes for the second quarter and first two quarters of fiscal 2009 and 2008 is based on our estimated annual effective tax rate. Our provision for income taxes was $23.5 million and $24.4 million for the second quarter and first two quarters of fiscal 2009. The 2009 tax provision was primarily due to a $20.8 million increase in the valuation allowance for certain deferred tax assets in the second quarter of fiscal 2009. We have determined that it is more likely than not that we will not utilize our net operating loss carryforwards and have recorded a valuation allowance on the entire balance of our deferred tax assets. Additionally, we have offset the amount due to Harris with $9.8 million of deferred tax assets that were contributed to us by Harris as part of the combination agreement of merger with Stratex Networks, Inc. The variation between the provision (benefit) for income taxes and income tax expense (benefit) at the U.S. Federal statutory rate of 35% is also due to the increase in the valuation reserve and the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates.
     As of June 27, 2008, we had a liability for unrecognized tax benefits of $29.6 million for various federal, foreign, and state income tax matters. During the first two quarters of fiscal 2009, the liability for unrecognized tax benefits increased by $0.7 million. The total liability for unrecognized tax benefits as of January 2, 2009 was $30.3 million. If the unrecognized tax benefits associated with these positions are ultimately recognized, they would not be expected to have a material impact on our effective tax rate or financial position.

     We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign, and state income taxes. We accrued an additional amount for such interest of less than $0.1 million during the second quarter and first two quarters of fiscal 2009 and fiscal year 2008. No penalties have been accrued.
     We expect that the amount of unrecognized tax benefit may change in the next year; however, it is not expected to have a significant impact on our results of operations, financial position or cash flows.
     We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Nigeria, Singapore, New Zealand, Poland, South Africa, France and the U.K. The earliest years still open and subject to ongoing audits as for purposes of FIN 48 for these jurisdictions are as follows: (i) United States (Federal/State) — 2005/2004; (ii) Nigeria — 2004;
(iii) Singapore — 2002; (iv) New Zealand — 2004; (v) Poland — 2003; (vi) South Africa — 2002; (vii) France — 2005; and (viii) U.K. — 2007.
Note O — Related Party Transactions with Harris
     Pursuant to a Transition Services Agreement, Harris provides various services to us and charges are based primarily on actual usage. These services include database management, supply chain operating systems, eBusiness services, sales and service, financial systems, back office material resource planning support, HR systems, internal and information systems shared services support, network management and help desk support, and server administration and support. Harris charged us $1.8 million and $1.7 million for these services during the quarters ended January 2, 2009 and December 28, 2007, and $3.3 million and $3.4 million during the two quarters ended January 2, 2009 and December 28, 2007.
     We have sales to, and purchases from, other Harris entities from time to time. These purchases and sales are recorded at market price. Our sales to Harris entities were $1.0 million and $3.7 million for the quarters ended January 2, 2009 and December 28, 2007 and $1.9 million and $4.9 million for the two quarters ended January 2, 2009 and December 28, 2007. We also recognized costs associated with related party purchases from Harris of $0.6 million and $3.3 million for the quarters ended January 2, 2009 and December 28, 2007 and $1.9 million and $3.6 million for the two quarters ended January 2, 2009 and December 28, 2007.
     The unpaid amounts billed from Harris are included within “Due to Harris Corporation” on our Condensed Consolidated Balance Sheets. Additionally, we have other receivables and payables in the normal course of business with Harris. These amounts are netted within “Due from Harris Corporation” on our Condensed Consolidated Balance Sheets. Total receivables from Harris were $4.8 million and $4.0 million as of January 2, 2009 and June 27, 2008. Total payables to Harris were $3.1 million and $20.8 million as of January 2, 2009 and June 27, 2008.
     Prior to January 26, 2007, the date of our merger with Stratex Networks, Inc., we used certain assets in Canada owned by Harris that were not contributed to us as part of the merger. We continue to use these assets in our business and entered into a 5-year lease agreement to accommodate this use. This agreement is a capital lease under U.S. generally accepted accounting principles. As of January 2, 2009, our lease obligation to Harris was $2.1 million of which $1.1 million is a current liability and the related asset amount, net of accumulated amortization of $1.6 million, is included in property, plant and equipment. Quarterly lease payments are due to Harris based on the amount of 103% of Harris’ annual depreciation calculated in accordance with U.S. generally accepted accounting principles.
     During the first two quarters of fiscal 2008, we recognized an impairment charge of $1.3 million on a portion of these Canadian assets which is included in our restructuring charges. We also recognized an increase of $0.4 million to the lease obligation balance during the first two quarters of fiscal 2008 from a recapitalization under the lease terms, primarily because of the impairment charge and a rescheduling of the lease payments. During the first two quarters of fiscal 2009, we paid Harris $0.5 million under this capital lease obligation for the lease payments. During the first two quarters of fiscal 2008, we paid Harris $2.0 million under this capital lease obligation resulting from the $1.3 million impairment discussed above and for the lease payments. Our amortization expense on this capital lease was $0.2 million and $0.5 million for the quarters ended January 2, 2009 and December 28, 2007 and $0.6 million and $0.9 million for the two quarters ended January 2, 2009 and December 28, 2007.
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

     We and certain of our current and former executive officers and directors were named in a federal securities class action complaint filed on September 15, 2008 in the United States District Court for the District of Delaware by plaintiff Norfolk County Retirement System on behalf of an alleged class of purchasers of our securities from January 29, 2007 to July 30, 2008, including shareholders of Stratex Networks, Inc. who exchanged shares of Stratex Networks, Inc. for our shares as part of the merger between Stratex Networks and the Microwave Communications Division of Harris Corporation. This action relates to the restatement of our prior financial statements as discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Similar complaints were filed in the United States District Court of Delaware on October 6 and October 30, 2008. Each complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as violations of Sections 11 and 15 of the Securities Act of 1933 and seeks, among other relief, determinations that the action is a proper class action, unspecified compensatory damages and reasonable attorneys’ fees and costs. We have entered into stipulations with plaintiffs’ counsel in these actions under which we will not have to respond to these claims until a lead plaintiff is selected by the Court and that lead plaintiff has filed a consolidated class action complaint. We believe that we have meritorious defenses and intend to defend ourselves vigorously.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Harris Stratex Networks, Inc.
     We have reviewed the condensed consolidated balance sheet of Harris Stratex Networks, Inc. and subsidiaries as of January 2, 2009, the related condensed consolidated statements of operations for the quarter and two quarters ended January 2, 2009 and December 28, 2007, and the condensed consolidated statements of cash flows for the two quarters ended January 2, 2009 and December 28, 2007. These financial statements are the responsibility of the Company’s management.
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
February 6, 2009

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
     As previously announced on July 30, 2008, Harris Stratex Networks, Inc. and its Audit Committee concluded that our consolidated financial statements for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 and for the first three quarters of the fiscal year ended June 27, 2008 would be restated for the correction of errors contained in those consolidated financial statements. The effect of these restatement items reduced shareholders’ equity cumulatively by $13.2 million as of December 28, 2007. Previously reported net loss was increased by $2.2 million and $1.6 million for the quarter and two quarters ended December 28, 2007. The restatement had no impact on our net cash flows from operations, financing activities or investing activities. To correct these errors, on September 25, 2008, we filed amended quarterly reports on Form 10-Q/A for the first three quarters of fiscal 2008 and an amended annual report on Form 10-K/A for fiscal year 2007. The financial statements for the second quarter of fiscal 2008 included in this report are from the amended quarterly report on Form 10-Q/A filed with the SEC on September 25, 2008.
Overview
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is sometimes referred to in this Quarterly Report on Form 10-Q as the MD&A, is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to our condensed consolidated financial statements and related notes presented under Item 1, Financial Statements of this report. As of January 2, 2009, Harris Corporation (“Harris”) owned 100% of our Class B common stock representing approximately 56% of our total voting shares.
     The following is a list of the sections of the MD&A, together with the perspective of our management on the contents of these sections of the MD&A, which is intended to make reading these pages more productive:
•	Results of Operations — an analysis of our consolidated results of operations and of the results in each of our three operating segments, to the extent the operating segment results are helpful to gain an understanding of our business as a whole, for the periods presented in our Condensed Consolidated Financial Statements (Unaudited).

•	Liquidity and Capital Resources — an analysis of cash flows, sources of liquidity and resources, contractual obligations and commercial commitments.

•	Critical Accounting Policies and Estimates — information about accounting policies and estimates that require critical judgment and about accounting pronouncements that have been issued but not yet implemented by us and their potential impact.
Quarter Ended January 2, 2009 compared with Quarter Ended December 28, 2007
     Revenue and Net Loss

	Quarter Ended		Percentage
	January 2, 2009	December 28, 2007	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$190.9	$181.1	5.4%
Net loss	$(315.4)	$(3.2)	N/M
% of revenue	N/M	(1.8)%

N/M = Not statistically meaningful
     Our revenue in the second quarter of fiscal 2009 was $190.9 million, an increase of $9.8 million or 5.4%, compared with the second quarter of fiscal 2008. This increase in revenue resulted from growth in Africa ($10.2 million increase) and in Europe, Middle East and Russia ($15.9 million increase) as customers in these regions continued to expand their network infrastructures. Revenue in Latin America and Asia Pacific declined by $15.7 million in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008 due to the procurement cycle of several large mobile operators in the Asia Pacific region. Revenue from some of our customers may fluctuate due to the timing of their specific procurement needs for network expansion.

     During the second quarter of fiscal 2009, Mobile Telephone Networks (“MTN”) in Africa accounted for 11% of our total revenue and Middle East Telecommunications (“METCO”) accounted for 13% of our total revenue. During the second quarter of fiscal 2008, MTN accounted for 11% of our total revenue. We have entered into several agreements with MTN and its subsidiaries and affiliates located in various countries in Africa for equipment and services which govern the relationship in the aggregate. METCO is an exclusive distributor with the right to resell equipment or sublicense software to customers in the Middle East region and has non-exclusive distribution rights to other territories. The agreement, as amended, expires on September 12, 2010 and may be renewed by the parties upon mutual agreement. The agreement may be terminated by either party upon 90 days prior written notice, upon breach of a term that is not cured within 30 days of the breach or insolvency of either party. Our agreement with METCO does not contain specific purchase commitments, therefore, revenue may fluctuate from quarter to quarter. The loss of either of these customers could adversely affect our results of operations, cash flows and financial position.
     Due to the economic slowdown and the tightening of credit among lending institutions, customers may delay or decrease their overall spending allocated for network expansion. We believe some customers have delayed or decreased spending and have not necessarily provided target dates or times as to when they expect to change their plans. We expect revenue to be in the range of $150 million to $170 million in our third quarter of fiscal 2009.
     Our net loss in the second quarter of fiscal 2009 was $315.4 million compared with a net loss of $3.2 million in the second quarter of fiscal 2008. The net loss in the second quarter of fiscal 2009 included impairment charges for goodwill and the trade name “Stratex,” a charge for increasing the valuation allowance on certain deferred tax assets, as well as the following purchase accounting adjustments and other expenses related to the acquisition and integration of Stratex and share-based compensation expense:

	Second	Second
	Fiscal	Fiscal
	Quarter	Quarter
	2009	2008
	(In millions)
Goodwill impairment charges	$279.0	$—
Impairment charges for the trade name “Stratex”	22.0	—
Charge for increasing the valuation allowance on certain deferred tax assets	20.8	—
Amortization of developed technology	1.8	1.7
Amortization of trade names, customer relationships and non-competition agreements	1.4	1.9
Restructuring charges	1.1	4.4
Amortization of the fair value adjustments related to fixed assets	0.6	0.7
Cost of integration activities undertaken in connection with the merger	—	3.2
Lease impairment	—	0.1
Inventory mark-downs	—	3.7
Share-based compensation expense	0.4	1.9

	$327.1	$17.6

     During the first quarter of fiscal 2009, we implemented a new restructuring plan (the “Fiscal 2009 Plan”) to reduce our workforce in Canada, Brazil and the U.S. During the second quarter of fiscal 2009, our restructuring charges totaled $1.1 million consisting of:
•	Severance, retention and related charges associated with reduction in force activities totaling $1.2 million (Fiscal 2009 Plan).

•	Facility restoration costs totaling $0.2 million at our Canadian location (Fiscal 2009 Plan).

•	Adjustments to the restructuring liability under our 2007 restructuring plans (the “Fiscal 2007 Plans”) for changes in estimates to reduce the severance liability in Canada ($0.3 million).
     During the second quarter of fiscal 2008, we recorded an additional $4.4 million of restructuring charges in connection with the implementation of our Fiscal 2007 Plans. During the second quarter fiscal 2008, our restructuring charges consisted of:
•	Severance, retention and related charges associated with reduction in force activities totaling $0.9 million.

•	Lease impairment charges totaling $1.1 million from implementation of Fiscal 2007 Plans and changes in estimates related to sub-tenant activity at our U.S. and Canadian locations.

•	Impairment of $2.3 million for the reduction in fair value of recoverable taxes in Brazil.

•	Impairment of $0.1 million for fixed assets at our Canadian location.
     We estimate that we will record an additional $3.0 million in restructuring charges under the Fiscal 2009 Plan during the second half of fiscal 2009. Additionally, we expect to announce further restructuring plans during fiscal 2009.
     Gross Margin

	Quarter Ended		Percentage
	January 2, 2009	December 28, 2007	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$190.9	$181.1	5.4%
Cost of product sales and services	(136.5)	(132.1)	3.3%
Gross margin	$54.4	$49.0	11.0%
% of revenue	28.5%	27.1%

     Gross margin in the second quarter of fiscal 2009 was $54.4 million, or 28.5% of revenue, compared with $49.0 million, or 27.1% of revenue in the second quarter of fiscal 2008. Gross margin in the second quarter of fiscal 2009 was reduced by $2.0 million which included $1.8 million for amortization of developed technology and $0.2 million of amortization of the fair value of adjustments for fixed assets acquired from Stratex. Gross margin in the second quarter of fiscal 2008 was reduced by $6.5 million which included $3.7 million in markdowns of inventory, $0.2 million of amortization of the fair value of adjustments for fixed assets acquired from Stratex, $1.7 million of amortization of developed technology and $0.9 million of merger integration costs.
  Research and Development Expenses

	Quarter Ended		Percentage
	January 2, 2009	December 28, 2007	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$190.9	$181.1	5.4%
Research and development expenses	$9.5	$10.9	(12.8)%
% of revenue	5.0%	6.0%
     Research and development (“R&D”) expenses were $9.5 million in the second quarter of fiscal 2009 compared with $10.9 million in the second quarter of fiscal 2008. As a percentage of revenue, these expenses decreased from 6.0% in the second quarter of fiscal 2008 to 5.0% in the second quarter of fiscal 2009 due to higher revenue and a decrease in spending. The decrease in spending in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008 was primarily attributable to the reduction in workforce implemented in our restructuring plans during fiscal 2008.
  Selling and Administrative Expenses

	Quarter Ended		Percentage
	January 2, 2009	December 28, 2007	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$190.9	$181.1	5.4%
Selling and administrative expenses	$32.9	$36.2	(9.1)%
% of revenue	17.2%	20.0%
     Selling and administrative (“S&A”) expenses in the second quarter of fiscal 2009 decreased to $32.9 million from $36.2 million in the second quarter of fiscal 2008. As a percentage of revenue, these expenses decreased to 17.2% of revenue in the second quarter of fiscal 2009 from 20.0% of revenue in the second quarter of fiscal 2008. During the second quarter of fiscal 2008, we incurred $2.3 million in expenses for merger integration activities. Such activities were completed prior to fiscal 2009 and no such expenses were incurred during the second quarter of fiscal 2009. Additionally, share-based compensation expenses during the second quarter of fiscal 2009 were $1.0 million less than in the same period of fiscal 2008 primarily due to an adjustment related to recording such expense for performance shares. Finally, amounts accrued under bonus plans in the second quarter of fiscal 2009 were less than in the same period in fiscal 2008 due to lower projected income for the fiscal year 2009.

  Income Taxes

	Quarter Ended		Percentage
	January 2, 2009	December 28, 2007	Increase/(Decrease)
	(In millions, except percentages)
Loss before income taxes	$(291.9)	$(4.8)	N/M
(Provision for) benefit from income taxes	$(23.5)	$1.6	N/M
% of loss before income taxes	N/M	(33.3)%

N/M = Not statistically meaningful
     Our provision for income taxes was $23.5 million for the second quarter of fiscal 2009 consisting primarily of a $20.8 million increase in the valuation allowance for certain deferred tax assets. The provision for income taxes for the second quarters of fiscal 2009 and 2008 reflected our pre-tax loss based on our estimated annual effective tax rate. The variation between the provision for income taxes and income taxes at the U.S. Federal statutory rate of 35% was due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates.
Discussion of Business Segments
  North America Microwave Segment

	Quarter Ended		Percentage
	January 2, 2009	December 28, 2007	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$64.8	$63.8	1.6%
Segment operating loss	$(29.5)	$(1.3)	N/M
% of revenue	N/M	(2.0)%

N/M = Not statistically meaningful
     North America Microwave segment revenue increased by $1.0 million, or 1.6%, in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008. Revenue drivers in the North America Microwave segment included customer demand for increased bandwidth and footprint expansion and mixed-mode solutions as operators transition from legacy networks to IP networks.
     However, due to the economic slowdown and the tightening of credit among lending institutions, customers may delay or decrease their overall spending allocated for network expansion in North America. We believe some customers have delayed or decreased spending and have not necessarily provided target dates or times as to when they expect to change their plans. Consequently, we are unable to predict the impact of this on our business in North America.
     Our North America Microwave segment had operating loss of $29.5 million in the second quarter of fiscal 2009 primarily due to impairment charges for goodwill and the trade name “Stratex” of $31.8 million and $0.7 million compared with an operating loss of $1.3 million in the second quarter of fiscal 2008. The operating loss in the second quarter of fiscal 2009 also included deductions of approximately $1.6 million related to the acquisition of Stratex, $0.2 million of amortization of the fair value adjustments for fixed assets, $0.5 million for amortization of developed technology, trade names and customer relationships and $0.9 million of restructuring charges.
     By comparison, the operating loss for this segment in the second quarter of fiscal 2008 included deductions of approximately $6.5 million related to the acquisition of Stratex consisting of a $0.3 million of amortization of the fair value adjustments for fixed assets, $0.7 million for amortization of developed technology, trade names, customer relationships and non-compete agreements, and $4.3 million of restructuring charges, $0.1 million in charges for impairment of a lease agreement and $1.1 million of integration expenses undertaken in connection with the merger.
     The North America Microwave segment operating results also included $0.3 million in share-based compensation expense during the second quarter of fiscal 2009 compared with $1.8 million in the second quarter of fiscal 2008.
  International Microwave Segment

	Quarter Ended		Percentage
	January 2, 2009	December 28, 2007	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$121.2	$110.8	9.4%
Segment operating loss	$(262.3)	$(3.7)	N/M
% of revenue	N/M	(3.3)%

N/M = Not statistically meaningful

     International Microwave segment revenue increased by $10.4 million or 9.4% in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008. This increase resulted from growth in Africa ($10.2 million increase) and in Europe, Middle East and Russia ($15.9 million increase) as customers in these regions continued to expand their network infrastructures. Revenue in Latin America and Asia Pacific declined by $15.7 million in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008 due to the procurement cycle of several large mobile operators in the Asia Pacific region. Revenue from some of our customers may fluctuate due to the timing of their specific procurement needs for network expansion.
     Due to the economic slowdown and the tightening of credit among lending institutions, customers may delay or decrease their overall spending allocated for network expansion. In Europe, Russia and Latin America, we believe some customers have delayed or decreased spending and have not necessarily provided target dates or times as to when they expect to change their plans. Consequently, we are unable to predict the impact of this on our International Microwave segment business.
     Our International Microwave segment had an operating loss of $262.3 million in the second quarter of fiscal 2009 primarily due to impairment charges for goodwill and the trade name “Stratex” of $247.2 million and $21.3 million compared with an operating loss of $3.7 million in the second quarter of fiscal 2008. The operating loss in the second quarter of fiscal 2009 also included deductions of approximately $3.3 million for charges related to the acquisition of Stratex consisting of $0.4 million of amortization of the fair value adjustments for fixed assets, $2.7 million for amortization of developed technology, trade names and customer relationships and $0.2 million of restructuring charges. The effect of these charges on the International Microwave segment operating loss was partially offset by the increase of $10.4 million in revenue compared with the same period in the prior year.
     By comparison, the operating loss in the second quarter of fiscal 2008 included deductions of approximately $5.5 million related to the acquisition of Stratex consisting of $0.4 million of amortization of the fair value adjustments for fixed assets, $2.9 million for amortization of developed technology, trade names, customer relationships and non-compete agreements, $0.1 million of restructuring charges and $2.1 million of integration expenses associated with the merger.
     We also recorded $0.1 million in share-based compensation expense in the second quarter of fiscal 2009 and 2008 in our International Microwave segment.
  Network Operations Segment

	Quarter Ended		Percentage
	January 2, 2009	December 28, 2007	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$4.9	$6.5	(24.6)%
Segment operating income	$0.3	$0.6	(50.0)%
% of revenue	6.1%	9.2%
     Network Operations segment revenue decreased by 24.6% in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008 primarily due to a delay in orders from customers and a realignment of the sales force. This segment had operating income of $0.3 million in the second quarter of fiscal 2009 compared with $0.6 million in the second quarter of fiscal 2008. Revenue in this segment has been adversely impacted by the global economic slowdown.
Two Quarters Ended January 2, 2009 compared with Two Quarters Ended December 28, 2007
  Revenue and Net Loss

	Two Quarters Ended		Percentage
	January 2, 2009	December 28, 2007	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$386.7	$353.4	9.4%
Net loss	$(309.8)	$(3.4)	N/M
% of revenue	N/M	(1.0)%

N/M = Not statistically meaningful
     Our revenue in the first two quarters of fiscal 2009 was $386.7 million, an increase of $33.3 million or 9.4%, compared with the first two quarters of fiscal 2008. This increase in revenue resulted from growth in Africa ($23.4 million increase) and in Europe, Middle East and Russia ($20.1 million increase) as customers in these regions continued to expand their network infrastructures. Revenue in Latin America and Asia Pacific declined by $11.4 million in the first two quarters of fiscal 2009 compared with the first two quarters of fiscal 2008 due to the procurement cycle of several large mobile operators in the Asia Pacific region.
     During the first two quarters of fiscal 2009, Mobile Telephone Networks or (“MTN”) of Africa accounted for 12% of our total revenue and METCO accounted for 11% of our total revenue. During the first two quarters of fiscal 2008, MTN accounted for 12% of our total revenue. The loss of either of these customers could adversely affect our results of operations, cash flows and financial position.

     Our net loss in the first two quarters of fiscal 2009 was $309.8 million compared with a net loss of $3.4 million in the first two quarters of fiscal 2008. The net loss in the first two quarters of fiscal 2009 included impairment charges for goodwill and the trade name “Stratex,” a charge for increasing the valuation allowance on certain deferred tax assets, as well as the following purchase accounting adjustments and other expenses related to the acquisition and integration of Stratex and share-based compensation expense:

	First Two	First Two
	Fiscal	Fiscal
	Quarters	Quarters
	2009	2008
	(In millions)
Goodwill impairment charges	$279.0	$—
Impairment charges for the trade name “Stratex”	22.0	—
Charge for increasing the valuation allowance on certain deferred tax assets	20.8	—
Amortization of developed technology	3.6	3.5
Amortization of trade names, customer relationships and non-competition agreements	2.8	3.7
Restructuring charges	4.4	8.4
Amortization of the fair value adjustments related to fixed assets	1.2	1.4
Cost of integration activities undertaken in connection with the merger	—	6.0
Lease impairment	—	0.9
Inventory mark-downs	—	3.7
Share-based compensation expense	1.5	4.3

	$335.3	$31.9

     During the first quarter of fiscal 2009, we announced a new restructuring plan (the “Fiscal 2009 Plan”) to reduce our workforce in Canada, Brazil and the U.S. During the first two quarters of fiscal 2009, our restructuring charges totaled $4.4 million consisting of:
•	Severance, retention and related charges associated with reduction in force activities totaling $4.6 million (Fiscal 2009 Plan).

•	Impairment of fixed assets (non-cash charges) totaling $0.4 million and facility restoration costs of $0.3 million at our Canadian location (Fiscal 2009 Plan).

•	Adjustments to the restructuring liability under our 2007 restructuring plans (the “Fiscal 2007 Plans”) for changes in estimates related to sub-tenant activity at our U.S. ($0.3 million) and Canadian locations ($0.3 million).

•	Adjustments to the restructuring liability under our 2007 restructuring plans for changes in estimates to reduce the severance liability in Canada ($0.3 million).
     During the first two quarters of fiscal 2008, we recorded an additional $8.4 million of restructuring charges in connection with the implementation of our Fiscal 2007 Plans. During the first two quarters of fiscal 2008, our restructuring charges consisted of:
•	Severance, retention and related charges associated with reduction in force activities totaling $3.4 million.

•	Lease impairment charges totaling $1.9 million from implementation of Fiscal 2007 Plans and changes in estimates related to sub-tenant activity at our U.S. and Canadian locations.

•	Impairment of $2.3 million for the reduction in fair value of a recoverable value-added type tax in Brazil.

•	Impairment of $1.4 million for fixed assets at our Canadian location.

•	Adjustments to the restructuring liability under our 2007 restructuring plans for changes in estimates related to the amount of severance in Canada and France ($0.6 million).
     We estimate that we will record an additional $3.0 million in restructuring charges under the Fiscal 2009 Plan during the second half of fiscal 2009. Additionally, we expect to announce further restructuring plans during fiscal 2009.

  Gross Margin

	Two Quarters Ended		Percentage
	January 2, 2009	December 28, 2007	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$386.7	$353.4	9.4%
Cost of product sales and services	(274.1)	(257.4)	6.5%
Gross margin	$112.6	$96.0	17.3%
% of revenue	29.1%	27.2%
     Gross margin in the first two quarters of fiscal 2009 was $112.6 million, or 29.1% of revenue, compared with $96.0 million, or 27.2% of revenue in the first two quarters of fiscal 2008. Gross margin in the first two quarters of fiscal 2009 was reduced by $4.0 million consisting of $3.6 million for amortization of developed technology and $0.4 million of amortization of the fair value of adjustments for fixed assets acquired from Stratex. By comparison gross margin in the first two quarters of fiscal 2008 was reduced by $9.1 million consisting of $3.7 million in markdowns of inventory, $0.4 million of amortization of the fair value of adjustments for fixed assets acquired from Stratex, $3.5 million of amortization of developed technology and $1.5 million of merger integration costs.
     Additionally, gross margin and gross margin percentage increased during the first two quarters of fiscal 2009 compared with the first two quarters of fiscal 2008 due to higher revenue and an improved product mix in our International Microwave segment. These increases were partially offset by a higher mix of services revenue in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008. Gross margin from our services revenue is lower than for products revenue.
  Research and Development Expenses

	Two Quarters Ended		Percentage
	January 2, 2009	December 28, 2007	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$386.7	$353.4	9.4%
Research and development expenses	$19.7	$23.3	(15.5)%
% of revenue	5.1%	6.6%
     Research and development (“R&D”) expenses were $19.7 million in the first two quarters of fiscal 2009 compared with $23.3 million in the first two quarters of fiscal 2008. As a percentage of revenue, these expenses decreased from 6.6% in the first two quarters of fiscal 2008 to 5.1% in the first two quarters of fiscal 2009 due to higher revenue and a decrease in spending. The decrease in spending in the first two quarters of fiscal 2009 compared with the first two quarters of fiscal 2008 was primarily attributable to the reduction in workforce implemented in our restructuring plans during fiscal 2008.
  Selling and Administrative Expenses

	Two Quarters Ended		Percentage
	January 2, 2009	December 28, 2007	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$386.7	$353.4	9.4%
Selling and administrative expenses	$69.4	$65.0	6.8%
% of revenue	17.9%	18.4%
     Selling and administrative (“S&A”) expenses in the first two quarters of fiscal 2009 increased $4.4 million or 6.8% to $69.4 million from $65.0 million in the first two quarters of fiscal 2008. As a percentage of revenue, these expenses decreased to 17.9% of revenue in the first two quarters of fiscal 2009 from 18.4% of revenue in the first two quarters of fiscal 2008. The increase in S&A expenses resulted from additional costs of $2.5 million incurred during the first quarter of fiscal 2009 in outside audit, accounting, legal and consulting services to complete the fiscal 2008 audit and restatement of prior period financial statements, including first year SOX requirements and for other legal expenses primarily related to patents. Additionally, higher selling costs from a $33.3 million increase in revenue during the first two quarters of fiscal 2009 and higher expenses from opening new international sales offices and increases in staffing levels in finance and growth in our Singapore office also contributed to the increase in S&A expenses. These increases were partially offset by a decrease of $4.5 million in expenses for merger integration activities which were completed prior to fiscal 2009. Additionally, share-based compensation expenses during the first two quarters of fiscal 2009 were $2.0 million less than in the same period of fiscal 2008 which included an adjustment related to recording such expense for performance shares. Finally, amounts accrued under bonus plans in the first two quarters of fiscal 2009 were less than in the same period in fiscal 2008 due to lower projected income for the fiscal year 2009.
  Income Taxes

	Two Quarters Ended		Percentage
	January 2, 2009	December 28, 2007	Increase/(Decrease)
	(In millions, except percentages)
Loss before income taxes	$(285.4)	$(4.8)	N/M
Provision for income taxes	$(24.4)	$1.4	N/M
% of loss before income taxes	N/M	(29.2)%

N/M = Not statistically meaningful

     Our provision for income taxes was $24.4 million for the first two quarters of fiscal 2009 consisting primarily of a $20.8 million increase in the valuation allowance for certain deferred tax assets in the second quarter of fiscal 2009. The provision for income taxes for the first two quarters of fiscal 2009 and 2008 reflected our pre-tax loss based on our estimated annual effective tax rate. The variation between the provision for income taxes and income taxes at the U.S. Federal statutory rate of 35% was due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates.
Discussion of Business Segments
  North America Microwave Segment

	Two Quarters Ended		Percentage
	January 2, 2009	December 28, 2007	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$126.3	$120.4	4.9%
Segment operating income (loss)	$(27.9)	$(1.6)	N/M
% of revenue	N/M	(1.3)%

N/M = Not statistically meaningful
     North America Microwave segment revenue increased by $5.9 million, or 4.9%, in the first two quarters of fiscal 2009 compared with the first two quarters of fiscal 2008. Revenue drivers in the North America Microwave segment included customer demand for increased bandwidth and footprint expansion and mixed-mode solutions as operators transition from legacy networks to IP networks.
     Our North America Microwave segment had an operating loss of $27.9 million in the first two quarters of fiscal 2009 primarily due to impairment charges for goodwill and the trade name “Stratex” of $31.8 million and $0.7 million. This compares with an operating loss of $1.6 million in the first two quarters of fiscal 2008. The operating loss in the first two quarters of fiscal 2009 also includes deductions of approximately $4.9 million for the following amounts related to the acquisition of Stratex, $0.4 million of amortization of the fair value adjustments for fixed assets, $0.9 million for amortization of developed technology, trade names and customer relationships and $3.6 million of restructuring charges.
     By comparison, the operating loss for this segment in the first two quarters of fiscal 2008 included approximately $12.9 million related to the acquisition of Stratex consisting of a $0.5 million of amortization of the fair value adjustments for fixed assets, $1.3 million for amortization of developed technology, trade names, customer relationships and non-compete agreements, and $8.1 million of restructuring charges, $0.9 million in charges for impairment of a lease agreement and $2.1 million of integration expenses undertaken in connection with the merger.
     The North America Microwave segment operating results also included $1.1 million in share-based compensation expense during the first two quarters of fiscal 2009 compared with $4.1 million in the first two quarters of fiscal 2008.
  International Microwave Segment

	Two Quarters Ended		Percentage
	January 2, 2009	December 28, 2007	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$252.1	$220.0	14.6%
Segment operating loss	$(256.4)	$(4.2)	N/M
% of revenue	N/M	(1.9)%

N/M = Not statistically meaningful
     International Microwave segment revenue increased by $32.1 million or 14.6% in the first two quarters of fiscal 2009 compared with the first two quarters of fiscal 2008. This increase resulted from growth in Africa ($23.4 million increase) and in Europe, Middle East and Russia ($20.1 million increase) as customers in these regions continued to expand their network infrastructures. Revenue in Latin America and Asia Pacific declined by $11.4 million in the first two quarters of fiscal 2009 compared with the first two quarters of fiscal 2008 due to the procurement cycle of several large mobile operators in the Asia Pacific region.

     Our International Microwave segment had an operating loss of $256.4 million in the first two quarters of fiscal 2009 primarily due to impairment charges for goodwill and the trade name “Stratex” of $247.2 million and $21.3 million compared with an operating loss of $4.2 million in the first two quarters of fiscal 2008. The operating loss in the first two quarters of fiscal 2009 also included deductions of approximately $7.1 million for charges related to the acquisition of Stratex consisting of $0.8 million of amortization of the fair value adjustments for fixed assets, $5.5 million for amortization of developed technology, trade names and customer relationships and $0.8 million of restructuring charges. The effect of these charges on the International Microwave segment operating loss was partially offset by the increase of $32.1 million in revenue compared with the same period in the prior year.
     By comparison, the operating loss in the first two quarters of fiscal 2008 included approximately $11.0 million related to the acquisition of Stratex consisting of $0.9 million of amortization of the fair value adjustments for fixed assets, $5.9 million for amortization of developed technology, trade names, customer relationships and non-compete agreements, $0.3 million of restructuring charges and $3.9 million of integration expenses associated with the merger. We also incurred $1.8 million for markdowns of inventory.
     We also recorded $0.4 million in share-based compensation expense in the first two quarters of fiscal 2009 in our International Microwave segment compared with $0.2 million in the first two quarters of fiscal 2008.
  Network Operations Segment

	Two Quarters Ended		Percentage
	January 2, 2009	December 28, 2007	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$8.3	$13.0	(36.2)%
Segment operating (loss) income	$(0.4)	$1.4	N/M
% of revenue	(4.8)%	10.8%

N/M = Not statistically meaningful
     Network Operations segment revenue decreased by 36.2% in the first two quarters of fiscal 2009 compared with the first two quarters of fiscal 2008 primarily due to a delay in orders from customers and a realignment of the sales force. This segment had an operating loss of $0.4 million in the first two quarters of fiscal 2009 compared with operating income of $1.4 million in the first two quarters of fiscal 2008. Revenue in this segment has been adversely impacted by the global economic slowdown.
Related Party Transactions with Harris
     Pursuant to a Transition Services Agreement, Harris provides various services to us and charges are based primarily on actual usage. These services include database management, supply chain operating systems, eBusiness services, sales and service, financial systems, back office material resource planning support, HR systems, internal and information systems shared services support, network management and help desk support, and server administration and support. Harris charged us $1.8 million and $1.7 million for these services during the quarters ended January 2, 2009 and December 28, 2007, and $3.3 million and $3.4 million during the two quarters ended January 2, 2009 and December 28, 2007.
     We have sales to, and purchases from, other Harris entities from time to time. These purchases and sales are recorded at market price. Our sales to Harris entities were $1.0 million and $3.7 million for the quarters ended January 2, 2009 and December 28, 2007 and $1.9 million and $4.9 million for the two quarters ended January 2, 2009 and December 28, 2007. We also recognized costs associated with related party purchases from Harris of $0.6 million and $3.3 million for the quarters ended January 2, 2009 and December 28, 2007 and $1.9 million and $3.6 million for the two quarters ended January 2, 2009 and December 28, 2007.
     The unpaid amounts billed from Harris are included within “Due to Harris Corporation” on our Condensed Consolidated Balance Sheets. Additionally, we have other receivables and payables in the normal course of business with Harris. These amounts are netted within “Due from Harris Corporation” on our Condensed Consolidated Balance Sheets. Total receivables from Harris were $4.8 million and $4.0 million as of January 2, 2009 and June 27, 2008. Total payables to Harris were $3.1 million and $20.8 million as of January 2, 2009 and June 27, 2008.
     Prior to January 26, 2007, the date of our merger with Stratex Networks, Inc., we used certain assets in Canada owned by Harris that were not contributed to us as part of the merger. We continue to use these assets in our business and entered into a 5-year lease agreement to accommodate this use. This agreement is a capital lease under U.S. generally accepted accounting principles. As of January 2, 2009, our lease obligation to Harris was $2.1 million of which $1.1 million is a current liability and the related asset amount, net of accumulated amortization of $1.6 million, is included in property, plant and equipment. Quarterly lease payments are due to Harris based on the amount of 103% of Harris’ annual depreciation calculated in accordance with U.S. generally accepted accounting principles.
     During the first two quarters of fiscal 2009, we paid Harris $0.5 million under this capital lease obligation for the lease payments. During the first two quarters of fiscal 2008, we paid Harris $2.0 million under this capital lease obligation resulting from the $1.3 million impairment discussed above and for the lease payments.
     During the first two quarters of fiscal 2008, we recognized an impairment charge of $1.3 million on a portion of these Canadian assets which is included in our restructuring charges. We also recognized an increase of $0.4 million to the lease obligation balance during the first two quarters of fiscal 2008 from a recapitalization under the lease terms, primarily because of the impairment charge and a rescheduling of the lease payments. Our amortization expense on this capital lease was $0.2 million and $0.5 million for the quarters ended January 2, 2009 and December 28, 2007 and $0.6 million and $0.9 million for the two quarters ended January 2, 2009 and December 28, 2007.
Liquidity and Capital Resources
  Cash Flows

	Two Quarters Ended
	January 2, 2009	December 28, 2007
	(In millions)
Net cash provided by operating activities	$16.4	$12.1
Net cash (used in) provided by investing activities	(7.9)	0.3
Net cash provided by (used in) financing activities	0.7	(7.9)
Effect of foreign exchange rate changes on cash	(6.5)	(0.7)

Net increase in cash and cash equivalents	$2.7	$3.8

Cash and Cash Equivalents
     We consider all highly liquid debt instruments purchased with a remaining maturity of three months or less as of the time of purchase to be cash equivalents. Our cash and cash equivalents increased by $2.7 million to $97.7 million during the first two quarters of fiscal 2009 compared with a $3.8 million increase during the first two quarters of fiscal 2008.
     During the two quarters ended January 2, 2009, our cash balances decreased by $6.5 million, primarily as a result of a decline in the foreign currency exchange rates of the Canadian Dollar, Polish Zloty, Brazilian Real and Mexican Peso to the U.S. Dollar. To the extent that exchange rates associated with these foreign currencies decline further, we could be subject to further decreases in our cash balances upon translation to US Dollars. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we are experiencing, are adequate to meet our liquidity and working capital requirements for the foreseeable future.
     We currently believe that existing cash, cash equivalents, short-term investments, funds generated from operations and access to our credit facility will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for the next 12 months and the foreseeable future.
     If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations and meet our anticipated requirements for working capital and capital expenditures, we may be required to sell assets, reduce capital expenditures, or obtain additional financing. If we need to obtain additional financing, we cannot be assured that it will be available on favorable terms, or at all. Our ability to make scheduled principal payments or pay interest on or refinance any future indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the microwave communications market and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
Net Cash Provided by Operating Activities
     Net cash and cash equivalents provided by our operating activities totaled $16.4 million during the first two quarters of fiscal 2009 compared with $12.1 million provided by operating activities during the first two quarters of fiscal 2008. Operating cash flow in the first two quarters of fiscal 2009 benefited from a $20.6 million decrease in receivables, and a $2.8 million increase in advance payments and unearned income. Increases to operating cash flow were partially offset by an increase of $26.2 million in inventories and unbilled costs, an $8.7 million decrease in amounts due to Harris and a $5.1 million decrease in restructuring liabilities and other during the first two quarters of fiscal 2009.
     Inventories increased by $17.2 million during the first two quarters of fiscal 2009 primarily due to the deferral to the second half of fiscal 2009 of shipments to certain customers in Africa and the Middle East. Unbilled costs increased by $8.9 million during the first two quarters of fiscal 2009 primarily due to the deferral to the second half of fiscal 2009 of certain long-term contracts in North America. The $8.7 million decrease in the amount due to Harris resulted from payments made to become current on our accounts in the normal course of business. The decrease of $5.5 million in restructuring payments and other was primarily due to the payment of regularly scheduled payments under obligations incurred under restructuring activities.
     Net cash provided by our operating activities was $12.1 million in the first two quarters of fiscal 2008. Operating cash flow in the first two quarters of fiscal 2008 was positively affected by increases in accounts payable and accrued expenses ($7.1 million), an increase in advance payments and unearned income ($5.5 million) and other cash flow from operations. These increases to operating cash flow were partially offset by an increase of $20.7 million in receivables during the first two fiscal quarters of fiscal 2008.
Net Cash (Used in) Provided by Investing Activities
     Net cash used in our investing activities was $7.9 million during the first two quarters of fiscal 2009 compared with $0.3 million provided by investing activities during the first two quarters of fiscal 2008. Investing activities during the first two quarters of fiscal 2009 included $1.2 million in purchases of short-term investments, $2.2 million of additions of capitalized software and $7.2 million of additions of property, plant and equipment. These uses of cash in investing activities during the first two quarters of fiscal 2009 were partially offset by the receipt of $2.7 million in proceeds from the sale and maturity of short-term investments.
     Net cash used in investing activities in the first two quarters of fiscal 2008 included $4.4 million in purchases of short-term investments, $6.5 million of additions of capitalized software primarily for the purchase and implementation of new enterprise-wide information systems and $3.6 million of additions of property, plant and equipment. These uses of cash in investing activities during the first two quarters of fiscal 2008 were more than offset by the receipt of $14.8 million in proceeds from the sale and maturity of short-term investments.

Net Cash Provided by (Used in) Financing Activities
     Net cash provided by our financing activities during the first two quarters of fiscal 2009 was $0.7 million compared with $7.9 million used in financing activities during the first two quarters of fiscal 2008. During the first two quarters of fiscal 2009, we used our cash for the repayment of $8.8 million of long-term debt upon obtaining a new credit facility. We obtained cash from short-term borrowings of $10.0 million under the new credit facility to pay-off this long-term debt. We also made a payment of $0.5 million to reduce the long-term capital lease obligation with Harris during the first two quarters of fiscal 2009.
     The net cash used in financing activities in the first two quarters of fiscal 2008 largely related to the repayment of $1.2 million in short-term debt, payment of $2.0 million on our capital lease obligation to Harris and $5.6 million in principal payments on long-term debt. We also received $0.9 million in proceeds from the exercise of former Stratex options.
  Sources of Liquidity
     As of January 2, 2009, our principal sources of liquidity consisted of $99.3 million in cash, cash equivalents and short-term investments and $52.4 million of available credit under our $70 million credit facility, described below.
  Available Credit Facility and Repayment of Debt
     As of January 2, 2009 we had $52.4 million of credit available against our $70 million revolving credit facility with two commercial banks as described in Note I under Item 1, “Notes to Condensed Consolidated Financial Statements.” The total amount of revolving credit available as of January 2, 2009 was $70 million less short-term debt of $10.0 million drawn under the revolving credit portion of the facility and $7.6 million outstanding in standby letters of credit as of that date, which are defined as usage under the revolving credit portion of the facility. There were no long-term borrowings under the facility as of January 2, 2009.
     Our debt consisted of the following as of January 2, 2009 and June 27, 2008:

	January 2, 2009	June 27, 2008
	(In millions)
Long-term borrowings	$—	$8.8
Short-term borrowings	10.0	—

Total	10.0	8.8
Less short-term borrowings and current portion of long-term debt	(10.0)	(5.0)

Long-term debt outstanding	$—	$3.8

     The $10.0 million in short-term borrowings outstanding under the credit facility as of January 2, 2009 are demand borrowings with no stated maturity date and may be repaid at any time before the expiry date of the facility without penalty. There are no immediate plans to repay this amount. The credit facility expires on June 29, 2011.
     Based on covenants included as part of the credit facility we are required to maintain, as measured as of the last day of each fiscal quarter, a minimum liquidity ratio and a maximum leverage ratio. The liquidity ratio is defined as the ratio of total unrestricted cash and equivalents, short-term investments and marketable securities plus 50% of total monetary receivables to outstanding loans and letter of credit obligations under the facility. The leverage ratio is defined as the ratio of consolidated EBITDA for the four fiscal quarters most recently ended to toal funded indebtedness. The impairments we recognized during the second quarter of fiscal 2009 totaling $301.0 million for goodwill and the trade name “Stratex” did not adversely affect the calculations of our financial covenants under the credit facility. As of January 2, 2009, we were in compliance with these financial covenants. We anticipate that we will be able to maintain compliance with these financial covenants for the foreseeable future.
  Liability for Restructuring Activities
     We had total liability for restructuring activities of $8.3 million as of January 2, 2009, of which $4.5 million was classified as a current liability and expected to be paid in cash over the next 12 months. Furthermore, we expect to announce additional restructuring charges during fiscal 2009 which may be paid during fiscal 2009 and beyond.
  Contractual Obligations
     The amounts disclosed in our Fiscal 2008 Form 10-K included our contractual cash obligations as of June 27, 2008 for repayment of debt and related interest, purchase obligations to acquire goods and services, payments for operating lease commitments, obligations to Harris, payments on our restructuring and severance liabilities, redemption of our preference shares and payment of the related required dividend payments and other current liabilities on our balance sheet in the normal course of business. During the two quarters ended January 2, 2009, no material changes occurred in our contractual obligations, except for purchase obligations. Purchase obligations increased to $50.5 million as of January 2, 2009 from $23.2 million as of June 27, 2008 primarily due to increased commitments to purchase finished products from our contract suppliers.

  Commercial Commitments
     We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit and other arrangements with financial institutions and insurers primarily relating to the guarantee of future performance on certain tenders and contracts to provide products and services to customers. During the two quarters ended January 2, 2009, our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements increased to $62.4 million from $50.5 million as of June 27, 2008, primarily due to an increase in bids bonds in North America and an increase in performance bonds internationally of which $6.3 million pertains to a contract in Saudi Arabia.
Use of Estimates and Critical Accounting Policies
  Use of Estimates
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The application of U.S. GAAP requires management to make estimates that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. In many instances, we could have reasonably used different accounting estimates. In other instances, changes in the accounting estimates from period to period are reasonably likely to occur. Accordingly, actual results could differ significantly from the estimates made by management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations may be affected.
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
  Exchange Rate Risk
     We use foreign exchange contracts to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated monetary assets and liabilities, including accounts receivable from customers and intercompany loans, customer orders in backlog and purchase commitments from suppliers. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. As of January 2, 2009, we had open foreign exchange contracts with a notional amount of $72.4 million, of which $11.4 million were designated as hedges under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”) and $61.0 million were not designated as Statement 133 hedges. That compares with total foreign exchange contracts with a notional amount of $80.4 million as of June 27, 2008, of which $19.2 million were designated as Statement 133 hedges and $61.2 million were not designated as Statement 133 hedges. As of January 2, 2009, contract expiration dates ranged from less than one month to three months with a weighted average contract life of approximately two months. The foreign exchange contracts designated as Statement 133 hedges have been used primarily to hedge currency exposures from customer orders currently in backlog that are denominated in non-functional currencies.
     As of January 2, 2009, we estimated that pre-tax income of $0.5 million would be reclassified into earnings from accumulated other comprehensive income within the next three months related to these cash flow hedges. The net gain or loss included in our earnings representing the amount of hedge ineffectiveness during the fiscal quarters ended January 2, 2009 and December 28, 2007 was not significant.
     We recognize in earnings any portion of a derivative’s change in fair value which is assessed as ineffective in accordance with the provisions of Statement 133. The amount recognized in our earnings related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness during the second quarters of fiscal 2009 and 2008 was a $0.1 million loss and zero. The amount recognized in our earnings related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness during the first two quarters of fiscal 2009 and 2008 was a $0.3 million loss and zero. All of these derivatives were recorded at their fair value on our consolidated balance sheet in accordance with Statement 133. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments.
     A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of January 2, 2009 would have an impact of approximately $6.0 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
  Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, short-term investments and bank debt borrowings.
Exposure on Cash Equivalents and Short-term Investments
     We do not use derivative financial instruments in our short-term investment portfolio. We invest in high-credit quality issues and, by policy, limit the amount of credit exposure to any one issuer and country. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The portfolio is also diversified by maturity to ensure that funds are readily available as needed to meet our liquidity needs. This policy reduces the potential need to sell securities in order to meet liquidity needs and therefore the potential effect of changing market rates on the value of securities sold.
     Our investment policy specifically excludes investments in auction rate or asset backed securities. All money market funds we utilize at banks and financial institutions are rated as prime and subject to federal regulations governing such funds. The money market funds we invest in have not been revalued below $1 per share or experienced liquidity issues.
     We had $99.3 million in cash, cash equivalents and short-term investments as of January 2, 2009. Short-term investments were $1.6 million as of January 2, 2009. As of January 2, 2009, short-term investments had contractual maturities ranging from less than one month to seven months.
     The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents and short-term investments earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have not been material. The weighted average days to maturity for our cash equivalents and short-term investments as of January 2, 2009 was 8 days, and these investments had an average yield of 1.66% per annum.
     As of January 2, 2009, unrealized losses on our investments were not significant. Cash equivalents and short-term investments have been recorded at fair value on our balance sheet.
Exposure on Bank Debt Borrowings
     On June 30, 2008, we entered into a new revolving credit facility with two banks (the “New Facility”) for an initial committed amount of $70 million. As of that date, we repaid $8.8 million in long-term debt outstanding with the proceeds of a $10 million short-term borrowing under the New Facility. Under the New Facility, interest on our borrowings will be at either the greater of the bank’s prime rate or the Fed Funds rate plus 0.5% (for demand borrowings) or at LIBOR plus 1.25% (for fixed rate Eurodollar borrowings). We had $10 million in short-term demand borrowings under the New Facility as of January 2, 2009 bearing interest at the bank’s prime rate of 3.25%. A 10% change in interest rates on the current borrowings or on future borrowings are not expected to have a material impact on our financial position, results of operations or cash flows since interest on our short-term debt is not material to our overall financial position.

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
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of certain of our disclosure controls and procedures were not effective as of January 2, 2009 because of the continued existence of the material weakness related to project cost variances and account reconciliations as described in Management’s Report on Internal Control Over Financial Reporting in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended June 27, 2008 (“Management’s Report”).
     To address our material weaknesses related to project cost variances and account reconciliations, in September 2008, we began dedicating significant in-house and external resources to implement enhancements to remediate these material weaknesses. During the closing of our books for the quarter ended January 2, 2009, we performed additional account reconciliation procedures and reviews to address the risks associated with the material weaknesses. The material weaknesses will continue to exist until the following remediation steps are fully implemented:
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
     The effectiveness of these control changes has not been fully evaluated as of January 2, 2009.

Remediation of Material Weaknesses
     As discussed above, as of January 2, 2009, we identified material weaknesses in our internal control over project cost variances and account reconciliations. We are currently addressing these material weaknesses and expect to have these material weaknesses remediated by July 3, 2009.
Changes in Internal Control over Financial Reporting
     Except as otherwise discussed above, there have been no changes in our internal controls over financial reporting during the fiscal quarter ended January 2, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
     Other than the new risk factors below, we do not believe that there have been any other material additions or changes to the risk factors previously disclosed in our Fiscal 2008 Form 10-K. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
     The effects of the recession in the United States and general downturn in the global economy, including financial market disruptions, could have an adverse impact on our business, operating results or financial condition.
     The United States economy is in recession and there has been a general downturn in the global economy. A continuation or worsening of these conditions, including the ongoing credit and capital markets disruptions, could have an adverse impact on our business, operating results or financial condition in a number of ways. For example:
•	We may experience declines in revenues, profitability and cash flows as a result of reduced orders, payment delays or other factors caused by the economic problems of our customers and prospective customers.

•	We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors.

•	We may incur increased costs or experience difficulty either in making future borrowings under our credit facility or otherwise in obtaining financing for our operating activities, investing activities (including the financing of any future acquisitions) or financing activities.
     Sales by Harris of its interest in us could result in offers for shares of Class A common stock, the terms of which have been negotiated solely by Harris, and could adversely affect the price and liquidity of our Class A common stock.
     Harris’ agreement with us not to buy or sell our common stock expired January 26, 2009. During the second quarter of fiscal 2009, Harris announced that it is evaluating strategic alternatives related to it ownership interest in its Class B common stock including A spin - off or sale of all or a part of such shares. Harris has also announced that it expects to provide further details regarding its ownership in us during the third quarter of fiscal 2009. Harris is permitted to transfer an amount of such stock conferring control of our company to a new shareholder prior to January 26, 2011 so long as the buyer offers to acquire all the outstanding voting shares not owned by Harris on the same terms offered to Harris, or the non-Harris directors approve the transfer by Harris in advance. However, our non-Harris stockholders will have no role in determining the identity of the buyer and the amount and type of consideration to be offered to our Class A common stockholders or any other terms of the transaction. Such an offer may not be at a price that reflects the optimum value of a share of Class A common stock, particularly in light of current economic and stock market conditions. In addition, future liquidity options for our minority stockholders after the sale of control by Harris might be limited if they elect to decline the offer made on the same terms offered to Harris.
     If Harris sells all of its Class B common stock to a single buyer, Harris’ rights and obligations under its existing investor agreement with us may not be assumed by, the buyer, in which case some of the corporate governance provisions of that agreement would no longer apply.
     Harris has agreed to require a buyer which purchases Class B common stock from Harris constituting a majority of our outstanding stock to offer the same consideration paid to Harris to our Class A stockholders unless this offer is waived by our Class A directors. If the buyer is not required to make an offer for our Class A common stock or make such an offer but it is not accepted by all of our Class A common stockholders, then any remaining holders of our Class A common stock will be minority investors in a company that is majority owned and controlled by a buyer selected only by Harris. Our investor agreement with Harris does not require the buyer to assume Harris’ obligations under that agreement. If the buyer does not agree to assume those obligations, then some of the corporate governance provisions in our investor agreement with Harris would not apply to the buyer. These include Harris’ obligations:
•	to cast its controlling votes for the election as Class A directors of the four individuals nominated by an independent nominating committee consisting solely of the Class A directors then in office,

•	prior to January 26, 2011 to cause any buyer of shares entitled to cast a majority of the total voting power of all of our outstanding shares to offer to purchase all of our outstanding Class A common stock on the same terms and conditions unless this requirement is waived by our Class A directors,

•	prior to January 26, 2011 not to acquire shares that would cause Harris’ total voting power to exceed 80% of the total voting power of all of our outstanding shares, unless approved by the Class A directors, and

•	to maintain independent directors on the audit, nominating and compensation committees of our board of directors.
In addition, the buyer would have the unilateral ability to amend our certificate of incorporation and bylaws, including to eliminate the Class A directors and to give the buyer the right to elect all of our directors.
     Our stock price may be volatile, which may lead to losses by investors.
     Announcements of developments related to our business, announcements by competitors, quarterly fluctuations in our financial results and general conditions in the telecommunications industry in which we compete, or the economies of the countries in which we do business and other factors could cause the price of our common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. These factors and fluctuations could lower the market price of our common stock. Our stock is currently listed on the NASDAQ Global Market. In addition, if Harris elects to distribute its shares of Class B common stock to Harris stockholders in order to carry out its announced plan to dispose of all or part of such shares, they will automatically convert to shares of Class A common stock that in general will be freely tradable on the market. Following such a distribution there could be a substantial increase in sales of our common stock due to Harris stockholders seeking to dispose of the newly distributed shares, which could depress our stock price.
     Termination of our transitional services agreements with Harris before we have established our own fully independent administrative and other support functions could impair our ability to operate our business effectively and materially increase our general and administrative expenses.
     On January 26, 2007, we completed our merger with Stratex Networks, Inc. Prior to the merger, we were a division of Harris Corporation and we relied on administrative and other resources of Harris to operate our business. In connection with the merger, we entered into a transition services agreement with Harris to retain the ability to use these Harris resources at our option, some for a specified term, which pursuant to an amendment in the second quarter of fiscal 2009, will expire October 31, 2009. Pursuant to the transition services agreement, Harris provides us with database management, supply chain systems, sales and service, financial systems, HR systems, internal and information systems shared services support, network management and help desk support, and server administration and support, and charges us for these services at a stipulated rate based on our actual usage. This agreement can be terminated by either party upon 90 days’ prior written notice. We must be able to replace these services prior to termination of the transition services agreement. It is likely that replacing these services will require new capital expenditures and that our costs for these services may increase once we are no longer receiving these services from Harris under the current agreement. This could adversely affect our operating results and cash flows going forward.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our 2008 Annual Meeting of Shareholders was held on November 20, 2008. A total of 55,461,007 of our outstanding shares were represented in person or by proxy at the meeting. This represented approximately 95% of our shares issued, outstanding and entitled to be voted at the 2008 Annual Meeting of Shareholders. There were 1,243,877 broker non-votes.
     Proposal 1: Shareholders elected four Class A nominees and five Class B nominees to our Board of Directors for a one-year term expiring at the Annual Meeting of Shareholders in 2009, or until their successors are elected and qualified. The vote tabulation for individual directors was:

	Number of Shares
	For	Withheld
Class A Nominee
Charles D. Kissner	43,383,454	12,077,553
William A. Hasler	53,775,136	1,685,871
Clifford H. Higggerson	55,228,852	232,155
Edward F. Thompson	53,780,164	1,680,843
Class B Nominee
Harald J. Braun	32,913,377	—
Eric C. Evans	32,913,377	—
Howard L. Lance	32,913,377	—
Dr. Mohsen Sohi	32,913,377	—
Dr. James C. Stoffel	32,913,377	—

     Proposal 2: To ratify our Audit Committee’s appointment of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending July 3, 2009.

Number of Shares
For	Against	Abstain
55,344,248	104,505	12,252
     Proposal 2 was approved by our shareholders.
     Proposal 3: To approve the material terms of the Annual Incentive Plan for the fiscal year ending July 3, 2009.

Number of Shares
For	Against	Abstain
53,499,612	1,942,221	19,171
     Proposal 3 was approved by our shareholders.
     Proposal 4: To approve the material terms of the 2007 Stock Equity Plan.

Number of Shares
For	Against	Abstain
48,448,310	1,927,844	5,221
     Proposal 4 was approved by our shareholders.

Item 5. Other Information.
     On January 7, 2009, we filed a Current Report on Form 8-K to disclose a material impairment under Item 2.06, which report is incorporated by reference in partial response to this item, and which contained an estimate of the impairment charges. In Part I, Item 2. of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quarter Ended January 2, 2009 compared with Quarter Ended December 28, 2007”, we have disclosed the amount of the impairment charges taken in the quarter ended January 2, 2009.
Item 6. Exhibits.
     The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:
(10.1)	Amendment to Transition Services Agreement between Harris Stratex Networks Inc. and Harris Corporation.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS STRATEX NETWORKS, INC.
(Registrant)

Dated: February 10, 2009	By:	/s/ Sarah A. Dudash
Sarah A. Dudash
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit
Number	Description

(10.1)	Amendment to Transition Services Agreement between Harris Stratex Networks Inc. and Harris Corporation.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.