Form 10-Q
period 2009-04-03
Harris Stratex Networks, Inc.
filed 2009-05-12
CIK 1377789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2009
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
Indicate by checkmark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑      No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes   ☐      No   ☑

Class of Stock	Shares Outstanding as of May 6, 2009
Class A Common Stock, par value $0.01 per share	26,074,520
Class B Common Stock, par value $0.01 per share	32,913,377

Total shares of common stock outstanding	58,987,897

HARRIS STRATEX NETWORKS, INC.
FORM 10-Q
For the Quarter Ended April 3, 2009
INDEX
This Quarterly Report on Form 10-Q contains trademarks of Harris Stratex Networks, Inc. and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended		Three Quarters Ended
	April 3,	March 28,	April 3,	March 28,
(In millions, except per common share amounts)	2009	2008	2009	2008
Revenue from product sales and services:
Revenue from external product sales	$125.1	$147.3	$430.6	$444.8
Revenue from product sales with Harris Corporation	0.8	1.5	2.7	6.4

Total revenue from product sales	125.9	148.8	433.3	451.2
Revenue from services	32.1	29.4	111.4	80.4

Total revenue from product sales and services	158.0	178.2	544.7	531.6
Cost of product sales and services:
Cost of external product sales	(86.3)	(103.9)	(291.8)	(311.0)
Charges for product transition	(29.8)	—	(29.8)	—
Cost of product sales with Harris Corporation	(0.7)	(0.6)	(2.6)	(4.2)

Total cost of product sales	(116.8)	(104.5)	(324.2)	(315.2)
Cost of services	(21.4)	(21.6)	(84.2)	(60.2)
Cost of sales billed from Harris Corporation	(0.4)	—	(0.7)	(4.6)
Amortization of purchased technology	(1.8)	(1.8)	(5.4)	(5.3)

Total cost of product sales and services	(140.4)	(127.9)	(414.5)	(385.3)

Gross margin	17.6	50.3	130.2	146.3
Research and development expenses	(9.9)	(11.5)	(29.6)	(34.8)
Selling and administrative expenses	(33.4)	(29.4)	(99.5)	(90.9)
Selling and administrative expenses with Harris Corporation	(1.2)	(1.7)	(4.5)	(5.2)

Total research, development, selling and administrative expenses	(44.5)	(42.6)	(133.6)	(130.9)
Amortization of identifiable intangible assets	(1.4)	(1.9)	(4.2)	(5.6)
Acquired in-process research and development	(2.4)	—	(2.4)	—
Software impairment charges	(2.9)	—	(2.9)	—
Restructuring charges	(0.5)	—	(4.9)	(8.4)
Goodwill impairment charges	—	—	(279.0)	—
Trade name impairment charges	—	—	(22.0)	—

Operating (loss) income	(34.1)	5.8	(318.8)	1.4
Interest income	0.2	0.3	0.9	1.4
Interest expense	(0.8)	(0.7)	(2.2)	(2.2)

(Loss) income before provision for income taxes	(34.7)	5.4	(320.1)	0.6
(Provision for) benefit from income taxes	(3.6)	(0.2)	(28.0)	1.2

Net (loss) income	$(38.3)	$5.2	$(348.1)	$1.8

Net (loss) income per common share of Class A and Class B common stock (Notes 1 and 2):
Basic	$(0.65)	$0.09	$(5.93)	$0.03

Diluted	$(0.65)	$0.05	$(5.93)	$(0.02)

Basic weighted average shares outstanding	58.8	58.4	58.7	58.4

Diluted weighted average shares outstanding	58.8	58.7	58.7	58.9

(1)	The net (loss) income per common share amounts are the same for Class A and Class B because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

(2)	For the quarter and three quarters ended March 28, 2008, the calculations of diluted earnings per share include a potential deduction to net income of $2.1 million and $2.7 million for the assumed after-tax effect of the change in fair value of warrants using the “treasury stock” method (see Note S to Condensed Consolidated Financial Statements (Unaudited)).
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	April 3,	June 27,
(In millions, except share amounts)	2009	2008 (1)
Assets
Current Assets
Cash and cash equivalents	$115.6	$95.0
Short-term investments	0.6	3.1
Receivables	142.6	199.7
Unbilled costs	39.0	37.1
Inventories	93.6	93.5
Deferred income taxes	—	12.6
Due from Harris Corporation	3.8	—
Other current assets	21.3	19.1

Total current assets	416.5	460.1
Long-Term Assets
Property, plant and equipment	58.7	75.6
Goodwill	1.2	284.2
Identifiable intangible assets	104.0	130.1
Capitalized software	9.2	9.5
Non-current portion of notes receivable	0.6	2.5
Non-current deferred income taxes	—	13.7
Other assets	3.4	1.6

Total long-term assets	177.1	517.2

Total assets	$593.6	$977.3

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$10.0	$—
Current portion of long-term debt	—	5.0
Accounts payable	50.1	81.1
Compensation and benefits	17.2	19.5
Other accrued items	65.4	42.1
Advance payments and unearned income	35.0	30.1
Restructuring liabilities	3.6	5.1
Current portion of long-term capital lease obligations to Harris Corporation and others	1.0	1.3
Due to Harris Corporation	—	16.8

Total current liabilities	182.3	201.0
Long-Term Liabilities
Long-term debt	—	3.8
Long-term portion of capital lease obligations to Harris Corporation and others	1.3	1.3
Restructuring and other long-term liabilities	4.0	7.4
Redeemable preference shares	8.3	8.3
Warrants	0.1	0.6
Reserve for uncertain tax positions	4.0	3.0
Deferred income taxes	7.2	3.7

Total liabilities	207.2	229.1
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, Class A, $0.01 par value; 300,000,000 shares authorized; issued and outstanding 26,023,146 shares as of April 3, 2009 and 25,556,134 shares as of June 27, 2008	0.3	0.3
Common stock, Class B $0.01 par value; 100,000,000 shares authorized; issued and outstanding 32,913,377 shares as of April 3, 2009 and June 27, 2008	0.3	0.3
Additional paid-in-capital	781.8	779.9
Accumulated deficit	(384.2)	(36.1)
Accumulated other comprehensive (loss) income	(11.8)	3.8

Total Shareholders’ Equity	386.4	748.2

Total Liabilities and Shareholders’ Equity	$593.6	$977.3

(1)	Derived from audited financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Quarters Ended
	April 3,	March 28,
	2009	2008
	(In millions)
Operating Activities
Net (loss) income	$(348.1)	$1.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of purchased technology and identifiable intangible assets	10.0	10.9
Depreciation and amortization of property, plant and equipment and capitalized software	17.6	15.2
Goodwill impairment charges	279.0	—
Trade name impairment charges	22.0	—
Non-cash share-based compensation expense	1.8	5.3
Non-cash charges for product transition, restructuring and inventory mark-downs	29.3	7.8
Acquired in-process research and development	2.4	—
Decrease in fair value of warrants	(0.5)	(3.2)
Deferred income tax expense (benefit)	19.9	(2.5)
Changes in operating assets and liabilities, net of effects of Telsima acquisition:
Receivables	60.7	(10.9)
Unbilled costs and inventories	(15.3)	13.1
Accounts payable and accrued expenses	(30.0)	(1.4)
Advance payments and unearned income	4.8	4.4
Due to Harris Corporation	(20.7)	4.6
Restructuring liabilities and other	12.4	(9.7)

Net cash provided by operating activities	45.3	35.4
Investing Activities
Cash payments for Telsima acquisition, net of acquisition costs and cash acquired	(4.0)	—
Purchases of short-term investments	(1.2)	(8.3)
Sales and maturities of short-term investments	3.7	25.3
Additions of property, plant and equipment	(11.2)	(6.3)
Additions of capitalized software	(3.1)	(7.9)

Net cash (used in) provided by investing activities	(15.8)	2.8
Financing Activities
Increase (decrease) in short-term debt	10.0	(1.2)
Payments on long-term debt	(9.8)	(8.4)
Payments on long-term capital lease obligation to Harris Corporation	(0.8)	(3.2)
Proceeds from exercise of former Stratex stock options	—	1.5

Net cash used in financing activities	(0.6)	(11.3)
Effect of exchange rate changes on cash and cash equivalents	(8.3)	0.9

Net increase in cash and cash equivalents	20.6	27.8
Cash and cash equivalents, beginning of year	95.0	69.2

Cash and cash equivalents, end of quarter	$115.6	$97.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
April 3, 2009
Note A — Basis of Presentation and Nature of Operations
     The accompanying condensed consolidated financial statements include the accounts of Harris Stratex Networks, Inc. and its wholly-owned and majority-owned subsidiaries (“we,” “us,” “our,” and “Harris Stratex”) and have been prepared by us, without an audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and changes in cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of our management, such financial statements reflect all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods.
     The results for the quarter ended April 3, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet as of June 27, 2008 has been derived from our audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2008 (“Fiscal 2008 Form 10-K”) and the Quarterly Report on Form 10-Q/A for the quarter ended March 28, 2008, both of which were filed with the SEC on September 25, 2008.
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those results and estimates.
     As of April 3, 2009, Harris Corporation (“Harris”) owned 100% of our Class B common stock or approximately 56% of the total shares of our common stock. On March 31, 2009, Harris issued a press release announcing that its Board of Directors approved the spin-off to its shareholders of all the shares of Harris Stratex owned by Harris. The spin-off will take place in the form of a taxable pro rata stock dividend payable on May 27, 2009 to the Harris shareholders of record as of 5:30 p.m. Eastern Time on May 13, 2009, the record date for the spin-off dividend. Harris shareholders will receive approximately 0.24 of a share of Harris Stratex Class A common stock for every share of Harris common stock they own on the record date. Harris currently owns 32,913,377 shares of Class B common stock of Harris Stratex which will be exchanged for an equivalent number of shares of Harris Stratex Class A common stock by Harris prior to the distribution. Following the distribution, only Class A common stock of Harris Stratex will be outstanding. See Note P — Related Party Transactions with Harris in these Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information about our relationship with Harris.
     On February 27, 2009, the Company completed the acquisition of Telsima Networks, Inc. (“Telsima”), a privately-held company which is a leading developer and provider of WiMAX Forum CertifiedTM products for use in next-generation broadband wireless networks. These activities are now performed by our International Microwave business segment. As a result of the acquisition, Telsima became a wholly-owned subsidiary of the Company. The results of operations and cash flows of Telsima are included in these consolidated financial statements since February 27, 2009, the date of acquisition. See Note C — Business Combination — Acquisition of Telsima Networks, Inc. in these Notes to Condensed Consolidated Financial Statements (Unaudited) for more information.
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
Note B — Accounting Changes and Recent Accounting Pronouncements
   Initial Application of Standards, Interpretations and Amendments to Standards and Interpretations
Disclosures about Derivative Instruments and Hedging Activities
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“Statement 161”). Statement 161 applies to all derivative instruments, including bifurcated derivative instruments (and to nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”) and related hedged items accounted for under Statement 133. Statement 161 amends and expands the disclosure requirements of Statement 133 to provide greater transparency as to (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, Statement 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the volume of derivative activity and fair value amounts of, and gains and losses on, derivative instruments including location of such amounts in the consolidated financial statements, and disclosures about credit-risk-related contingent features in derivative agreements. Statement 161 is effective for fiscal years and interim periods that begin after November 15, 2008. We adopted Statement 161 during the third quarter of fiscal 2009 (see Note R). The adoption of Statement 161 did not have an impact on our consolidated results of operations or financial position.
Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which defers the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, which for us is our fiscal 2010. We adopted Statement 157 in the first quarter of fiscal 2009 and there was no impact to our financial position, results of operations or cash flows. In accordance with FSP FAS 157-2, we elected to defer until fiscal 2010 the adoption of Statement 157 for nonfinancial assets (including items such as goodwill and other intangible assets) and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not currently anticipate that the adoption of Statement 157 for nonfinancial assets and nonfinancial liabilities will materially impact our financial position, results of operations or cash flows. See Note E — Fair Value Measurements of Financial Assets and Financial Liabilities in these Notes to Condensed Consolidated Financial Statements (Unaudited) for disclosures required by Statement 157.
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
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“Statement 141R”). Statement 141R requires that, upon a business combination, the acquired assets, assumed liabilities, contractual contingencies and contingent liabilities be recognized and measured at their fair value at the acquisition date. Statement 141R also requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred. In addition, Statement 141R requires that acquired in-process research and development be measured at fair value and capitalized as an indefinite-lived intangible asset, and it is therefore not subject to amortization until the project is completed or abandoned. Statement 141R also requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties that are recognized after the measurement period be recognized in income tax expense. Statement 141R is to be applied prospectively and is effective for fiscal years beginning on or after December 15, 2008, which for us is our fiscal 2010. Thus, while adoption is not expected to materially impact our financial position, results of operations or cash flows directly when it becomes effective on July 4, 2009 (the beginning of our fiscal 2010), it is expected to have a significant effect on the accounting for any acquisitions we make on, or subsequent to, that date.
     On April 1, 2009, the FASB issued FSP No. FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141R-1”). Under FSP FAS 141R-1, assets and liabilities arising from contingencies in a business combination are to be recognized at fair value at the acquisition date if the acquisition-date fair value can be determined during the measurement period. In cases where acquisition-date fair values cannot be determined during the measurement period, an asset or liability shall be recognized at the acquisition date at amounts based on guidance in FASB Statement

No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss” if certain other criteria are met. FSP FAS 141R-1 also expands the disclosure requirements of Statement 141R to provide additional information about business combination-related contingencies in footnotes describing business combinations. FSP FAS 141R-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us is our fiscal 2010. Thus, while adoption is not expected to materially impact our financial position, results of operations or cash flows directly when it becomes effective on July 4, 2009 (the beginning of our fiscal 2010), it may have a significant effect on the accounting for any acquisitions we make on, or subsequent to, that date.
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
Note C — Business Combination — Acquisition of Telsima Networks, Inc.
     On March 2, 2009, we announced that we closed the acquisition (the “Telsima Acquisition”) of Telsima Corporation (“Telsima”) of Sunnyvale, California. Telsima is a leading developer and provider of WiMAX Forum Certified™ products for use in next generation broadband wireless networks. The Telsima Acquisition closed on February 27, 2009 and was consummated pursuant to an Agreement and Plan of Merger, dated February 27, 2009 (the “Merger Agreement”), by and among Harris Stratex Networks Operating Corporation, a wholly-owned subsidiary of the Company (“HSNOC”), Eagle Networks Merger Corporation, a wholly-owned subsidiary of HSNOC (“Merger Sub”), Telsima and the Holder Representative party thereto. The Merger Agreement provided for the acquisition by HSNOC of all of the outstanding equity securities of Telsima for cash through the merger of Merger Sub with and into Telsima. Following such merger, Telsima became a wholly-owned subsidiary of HSNOC.
     Under the terms of the Merger Agreement, HSNOC will pay to the stockholders of Telsima a maximum aggregate consideration equal to (i) $12 million minus (ii) $2 million in respect of advances made by us to Telsima prior to the Acquisition, plus (iii) an amount equal to 70% of any amounts collected by us from certain Telsima customers during the period between February 27, 2009 and March 31, 2009. The aggregate consideration was payable $2 million upon the closing of the Telsima Acquisition, $2.5 million of the aggregate consideration is payable on or about May 27, 2009 and $2.5 million of the aggregate consideration is payable on or about August 27, 2009, with each of the May 27, 2009 and August 27, 2009 payments subject to adjustment based on the collections from Telsima customers described above. Pursuant to the Merger Agreement, HSNOC has retained a $3 million holdback amount with respect to certain indemnification and other obligations of the former stockholders of Telsima and this holdback amount is due to be settled on or about February 27, 2010. In connection with the Telsima Acquisition, we executed a guarantee of all of the amounts payable by HSNOC under the terms of the Merger Agreement. As of April 3, 2009, we have included $8.0 million for amounts remaining to be paid in “Other accrued items” on our condensed consolidated balance sheet.
     We completed the Telsima Acquisition to acquire WiMAX™ technology and products for use in next-generation broadband wireless networks and to enhance our ability to expand into new and emerging markets.
     The Telsima Acquisition was accounted for as a purchase business combination. Total consideration paid by us is estimated to be approximately $12.7 million as summarized in the following table:

February 27,
Calculation of Allocable Purchase Price (in millions)	2009
Cash paid and to be paid for all of the outstanding shares of Telsima	$12.0
Acquisition costs	0.7

Total allocable purchase price	$12.7

     The table below represents the preliminary allocation of the total consideration to the purchased tangible and identifiable intangible assets and liabilities based on our assessment of their respective fair values as of the date of acquisition.

Balance Sheet as of the acquisition date (in millions)
Cash	$0.6
Accounts receivable	1.7
Inventories	2.4
In-process research and development	2.4
Identifiable intangible assets	7.6
Goodwill	1.2
Property, plant and equipment	2.0
Other assets	4.0

Total assets	$21.9

Short-term debt	$1.0
Accounts payable and accrued expenses	7.7
Capital lease obligations	0.5

Total liabilities	9.2

Net assets acquired	$12.7

     The following table summarizes the allocation of estimated identifiable intangible assets resulting from the acquisition. For purposes of this allocation, we have assessed a fair value of Telsima identifiable intangible assets related to customer contracts, customer relationships, developed technology and tradenames based on the net present value of the projected income stream of these identifiable intangible assets. The resulting fair value is being amortized over the estimated useful life of each identifiable intangible asset on a straight-line basis. We estimated the fair value of acquired in-process research and development to be approximately $2.4 million, which we have reflected in “Acquired in-process research and development” expense in the accompanying condensed consolidated statement of operations. This represents certain technologies under development, primarily related to next generations of the WiMAX™ product line. We estimated that the technologies under development were approximately 50 percent complete at the date of acquisition. We expect to incur up to an additional $7.6 million to complete this development, with completion expected in late calendar 2009.

		Estimated Useful
		Life	Total
	Expense Type	(Years)	(In millions)
Developed technology	Cost of revenue	6	$6.9
Customer relationships	Selling and administrative	7	0.6
Tradenames	Selling and administrative	1	0.1
In-process research and development	In-process research and development	1 Day	2.4

Total identifiable intangible assets			$10.0

     The Telsima Acquisition has been accounted for under the purchase method of accounting using Statement 141. Accordingly, the Telsima results of operations have been included in the condensed consolidated statement of operations and cash flows since the acquisition date of February 27, 2009 and are included almost entirely in our International Microwave segment. The purchase price allocation is preliminary and until February 26, 2010, additional information could come to our attention that may require us to further revise the purchase price allocation in connection with the Telsima Acquisition. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired was assigned to goodwill. The goodwill resulting from the acquisition was associated primarily with the Telsima market presence and leading position, its growth opportunity in the markets in which it operated and its experienced work force.
     In accordance with Statement 142, goodwill will not be amortized but will be tested for impairment at least annually. The goodwill resulting from the Telsima Acquisition is deductible for tax purposes. The write-off of in-process research and development noted in the above table was included in our condensed consolidated statement of operations during the quarter ended April 3, 2009. We obtained the assistance of an independent valuation specialist to assist us in determining the allocation of the purchase price for the Telsima Acquisition.
     The acquired identifiable intangible assets and their respective book values at April 3, 2009 are shown in the table below (in millions):

	Developed	Customer
	Technology	Relationships	Tradenames	Total
Initial fair value	$6.9	$0.6	$0.1	$7.6
Accumulated amortization	(0.1)	(0.0)	(0.0)	(0.1)

Net intangible assets	$6.8	$0.6	$0.1	$7.5
Pro Forma Results
     The following summary, prepared on a pro forma basis, presents unaudited consolidated results of operations as if Telsima had been acquired as of the beginning of the periods presented, after including the impact of adjustments such as amortization of intangibles and the related income tax effects. This pro forma presentation does not include any impact of acquisition synergies.

	Quarter Ended		Three Quarters Ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
	(In millions, except per share amounts)
Revenue from product sales and services — as reported	$158.0	$178.2	$544.7	$531.7
Revenue from product sales and services — pro forma	$166.8	$179.4	$566.4	$535.1
Net (loss) income — as reported	$(38.3)	$5.2	$(348.1)	$1.8
Net loss — pro forma	$(48.3)	$(6.7)	$(371.1)	$(23.8)
Net (loss) income per diluted common share — as reported	$(0.65)	$0.05	$(5.93)	$(0.02)
Net loss per diluted common share — pro forma	$(0.82)	$(0.11)	$(6.32)	$(0.41)
     The pro forma results are not necessarily indicative of our results of operations had we owned Telsima for the entire periods presented.

Note D — Goodwill and Trade Name Impairments
     We test our goodwill and other indefinite-lived intangible assets in accordance with Statement 142 as part of our fiscal year-end financial close process and when events or circumstances indicate there may be an impairment. The majority of our goodwill and the trade name “Stratex” were recorded in connection with the acquisition of Stratex Networks, Inc. (“Stratex”) in January 2007 and were included in the International Microwave segment of our business. In January 2009, we determined that based on the current global economic environment and the decline of our market capitalization, it was likely that an indicator of goodwill impairment existed as of the end of the second quarter of fiscal 2009. As a result, we performed an interim review for impairment as of the end of the second quarter of fiscal 2009 of our goodwill and other indefinite-lived intangible assets (consisting solely of the trade name “Stratex”).
     To test for potential impairment of our goodwill, we determined the fair value of each of our reporting segments based on projected discounted cash flows and market-based multiples applied to sales and earnings. The results indicated an impairment to goodwill, because the current carrying value of the North America Microwave and International Microwave segments exceeded their fair value. We then allocated these fair values to the respective underlying assets and liabilities to determine the implied fair value of goodwill, resulting in a $279.0 million charge to write down all of our goodwill. We determined the fair value of the trade name “Stratex” by performing a projected discounted cash flow analysis based on the relief-from-royalty approach, resulting in a $22.0 million charge to write down a majority of the trade name “Stratex.” We will not be required to make any current or future cash expenditures as a result of these impairments, and these impairments do not impact our financial covenant compliance under our credit arrangements or our ongoing financial performance.
     The following table summarizes the goodwill and trade name impairment charges by reporting unit (none during the fiscal quarter ended April 3, 2009):

	Three Quarters Ended
	April 3, 2009
		Trade
(in millions)	Goodwill	Name
North America Microwave	$31.8	$0.7
International Microwave	247.2	21.3
Network Operations	—	—

Total	$279.0	$22.0

     A summary of changes in goodwill during the three quarters ended April 3, 2009, by reporting unit is as follows:

	June 27,	Telsima			April 3,
	2008	Acquisition	Adjustments	Impairments	2009
	(In millions)
North America Microwave	$36.2	$—	$(4.4)	$(31.8)	$—
International Microwave	248.0	1.2	(0.8)	(247.2)	1.2

Total	$284.2	$1.2	$(5.2)	$(279.0)	$1.2

     Adjustments primarily relate to the effect of foreign currency translation and changes in the fair value of net assets subject to purchase accounting adjustments related to accounting for income taxes.
     A summary of changes in the Stratex trade name during the three quarters ended April 3, 2009, by reporting unit is as follows:

	June 27,				April 3,
	2008	Acquisitions	Adjustments	Impairments	2009
	(In millions)
North America Microwave	$1.0	$—	$—	$(0.7)	$0.3
International Microwave	32.0	—	—	(21.3)	10.7

Total	$33.0	$—	$—	$(22.0)	$11.0

Note E — Fair Value Measurements of Financial Assets and Financial Liabilities
     We adopted Statement 157 in the first quarter of fiscal 2009 and there was no impact to our financial position, results of operations or cash flows. In accordance with FSP FAS 157-2, we elected to defer until fiscal 2010 the adoption of Statement 157 for all nonfinancial assets (including items such as goodwill and other intangible assets) and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants as of the measurement date. Statement 157 requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value and establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:
•	Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2 — Observable market-based inputs or observable inputs that are corroborated by market data;

•	Level 3 — Unobservable inputs reflecting our own assumptions.
     The following table represents the fair value hierarchy of our financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of April 3, 2009:

	Level 1	Level 2	Level 3	Total
	(In millions)
Financial Assets:
Short-term investments	$0.6	$—	$—	$0.6
Foreign exchange forward contracts	—	0.4	—	0.4
Financial Liabilities:
Foreign exchange forward contracts	—	0.3	—	0.3
Warrants	—	—	0.1	0.1
     The following table sets forth our financial instruments carried at fair value as of April 3, 2009.

April 3, 2009
(In millions)
Financial Assets:
Short-term investments	$0.6
Foreign exchange forward contracts	0.4

Total financial assets	$1.0

Financial Liabilities:
Foreign exchange forward contracts	$0.3
Warrants	0.1

Total financial liabilities	$0.4

     Short-term investments are reported at fair value with the related unrealized holding gains and losses reported as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses on short-term investments are recorded in selling and administrative expenses. Realized and unrealized gains and losses on foreign exchange forward contracts are considered operational expenses and are therefore recorded directly into income with the exception of contracts classified as Statement 133 designated hedges, in which case realized gains and losses may be recorded to other comprehensive income until released to income. See Note R for additional information related to Statement 133 designated hedges.
     As of June 27, 2008, we had warrants outstanding to purchase shares of our Class A common stock. Our liability for warrants is classified as a Level 3 financial liability under Statement 157. As of April 3, 2009, warrants to purchase 520,445 shares of our Class A common stock were outstanding. These warrants have an exercise price of $11.80 per common share and will expire on September 24, 2009. The per share fair value of each warrant was $0.21 and $1.15 as of April 3, 2009 and June 27, 2008, determined based on the Black-Scholes-Merton model with the assumptions listed in the table below.

	April 3, 2009	June 27, 2008
Dividend yield	0.0%	0.0%
Expected volatility	100.5%	58.9%
Risk-free interest rate	0.42%	2.31%
Expected holding period	0.50 year	0.67 year
     As a result of recording these outstanding warrants at fair value as of April 3, 2009, we recorded the change in fair value during the three quarters ended April 3, 2009 as a $0.5 million reduction to selling and administrative expenses on our Condensed

Consolidated Statements of Operations (none during the third quarter of fiscal 2009). During the quarter and three quarters ended April 3, 2009, no warrants were exercised.
     The following table sets a summary of changes in the fair value of our Level 3 financial liabilities (warrants) during the three quarters ended April 3, 2009:

(In millions)
Balance as of June 27, 2008	$0.6
Transfers during the period	—
Repurchases during the period	—
Realized gains (losses) during the period	—
Unrealized gain during the period	(0.5)

Balance as of April 3, 2009	$0.1

     Short-term investments as of April 3, 2009 and June 27, 2008 are as follows:

April 3, 2009
		Gross	Gross
		Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
(In millions)
Certificates of deposit	$—	$—	$—	$—
Commercial paper	—	—	—	—
Corporate notes	0.6	—	—	0.6

Total short-term investments	$0.6	$—	$—	$0.6

	June 27, 2008
		Gross	Gross
		Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
	(In millions)
Certificates of deposit	$0.6	$—	$—	$0.6
Commercial paper	1.4	—	—	1.4
Corporate notes	1.1	—	—	1.1

Total short-term investments	$3.1	$—	$—	$3.1

     As of April 3, 2009, all of our short-term investments have maturity dates of less than one year, with a weighted average maturity of 87 days. Realized gains and losses from the sale of short-term investments during the third quarter and first three quarters of fiscal years 2009 and 2008 were not significant.
Note F — Accumulated Other Comprehensive (Loss) Income and Comprehensive Loss
     The changes in components of our accumulated other comprehensive (loss) income during the three quarters ended April 3, 2009 and March 28, 2008 were as follows:

				Total
				Accumulated
	Foreign			Other
	Currency	Hedging	Short-Term	Comprehensive
	Translation	Derivatives	Investments	Income (Loss)
	(In millions)
Balance as of June 27, 2008	$4.1	$(0.3)	$—	$3.8
Foreign currency translation loss	(16.3)	—	—	(16.3)
Net unrealized gain on hedging activities	—	0.7	—	0.7

Balance as of April 3, 2009	$(12.2)	$0.4	$—	$(11.8)

Balance as of June 29, 2007	$—	$—	$—	$—
Foreign currency translation gain	4.9	—	—	4.9
Net unrealized loss on hedging activities	—	(0.7)	—	(0.7)

Balance as of March 28, 2008	$4.9	$(0.7)	$—	$4.2

     Total comprehensive (loss) income for the quarter and three quarters ended April 3, 2009 and March 28, 2008 was comprised of the following:

	Quarter Ended		Three Quarters Ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
	(In millions)
Net (loss) income	$(38.3)	$5.2	$(348.1)	$1.8
Other comprehensive (loss) income:
Foreign currency translation (loss) income	(0.4)	(0.9)	(16.3)	4.9
Net unrealized (loss) gain on hedging activities	(0.1)	(0.7)	0.7	(0.7)

Total comprehensive (loss) income	$(38.8)	$3.6	$(363.7)	$6.0

Note G — Receivables
     Our receivables are summarized below:

	April 3, 2009	June 27, 2008
	(In millions)
Accounts receivable	$167.1	$205.5
Notes receivable due within one year — net	3.1	6.8

	170.2	212.3
Less allowances for collection losses	(27.6)	(12.6)

	$142.6	$199.7

     During the first three quarters of fiscal 2009, the net increase to our allowance for collection losses was $15.0 million. This net increase primarily consisted of an increase of $8.5 million from changes in customer status during the global recession and the downturn in the macro-economic environment and an increase of $6.5 million from the Telsima acquisition.
Note H — Inventories
     Our inventories are summarized below:

	April 3, 2009	June 27, 2008
	(In millions)
Finished products	$60.5	$55.5
Work in process	13.9	14.4
Raw materials and supplies	67.9	59.2

	142.3	129.1
Inventory reserves	(48.7)	(35.6)

	$93.6	$93.5

     During the first three quarters of fiscal 2009, we increased our inventory reserves by $13.1 million primarily due to inventory mark-downs as a result of product transitioning and product discontinuance. During the third quarter of fiscal 2009, we also recorded $3.4 million included in “Charges for product transition” on the consolidated statement of operations for estimated losses on future inventory purchase commitments.
Note I — Property, Plant and Equipment
     Our property, plant and equipment are summarized below:

	April 3, 2009	June 27, 2008
	(In millions)
Land	$1.3	$1.3
Buildings	21.4	29.1
Software developed for internal use	12.2	13.9
Machinery and equipment	96.5	121.6

	131.4	165.9
Less allowances for depreciation and amortization	(72.7)	(90.3)

	$58.7	$75.6

     During the third quarter of fiscal 2009, we recorded a $2.9 million write-down of software developed for internal use and a $7.2 million write-down of machinery and equipment related to our product transitioning activities. We also recorded a $2.4 million impairment of a building used in manufacturing that we classified as property held for sale.

     Depreciation and amortization expense related to plant and equipment, including software amortization, was $5.0 million and $5.1 million during the quarters ended April 3, 2009 and March 28, 2008, and $14.8 million and $13.1 million in the three quarters ended April 3, 2009 and March 28, 2008.
Note J — Credit Facility and Debt
     Our debt consisted of the following as of April 3, 2009 and June 27, 2008:

	April 3, 2009	June 27, 2008
	(In millions)
Long-term borrowings	$—	$8.8
Short-term borrowings	10.0	—

Total	10.0	8.8
Less short-term borrowings and current portion of long-term debt	(10.0)	(5.0)

Long-term debt outstanding	$—	$3.8

     As of June 27, 2008, we had a credit facility with Silicon Valley Bank (the “Original Credit Facility”) which provided for short-term and long-term borrowings. The Original Credit Facility allowed for revolving credit borrowings of up to $50 million with available credit defined as $50 million less the outstanding balance of the long-term portion and any usage under the revolving credit portion. As of June 27, 2008, the outstanding balance of the long-term portion of our Original Credit Facility was $8.8 million and there were $8.6 million in outstanding standby letters of credit as of that date defined as usage under the revolving credit portion of the facility. As of April 3, 2009, the amount under standby letters of credit outstanding under the Original Credit Facility totaled $5.1 million.
     On June 30, 2008 the Original Credit Facility was terminated and replaced by a new revolving credit facility with Silicon Valley Bank and Bank of America as of that date (the “New Facility”). The outstanding balance of the Original Credit Facility was repaid in full, including all accrued interest, on June 30, 2008 with the proceeds of a $10 million short-term borrowing under the New Facility.
     The New Facility provides for an initial committed amount of $70 million with an uncommitted option for an additional $50 million available with the same or additional banks. The initial term of the New Facility is three years and provides for (1) demand borrowings (with no stated maturity date) with an interest rate of the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%, (2) fixed term Eurodollar loans for up to six months or more as agreed with the banks with an interest rate of LIBOR plus a spread of between 1.25% to 2.00% based on our current leverage ratio and (3) the issuance of standby or commercial letters of credit. The New Facility contains a minimum liquidity ratio covenant and a maximum leverage ratio covenant and is unsecured. As of April 3, 2009, we were in compliance with these financial covenants.
     The New Facility allows for borrowings of up to $70 million with available credit defined as $70 million less the outstanding balance of borrowings ($10.0 million as of April 3, 2009) and letters of credit ($8.7 million as of April 3, 2009). Available credit as of April 3, 2009 was $51.3 million. The weighted average interest rate on our short-term borrowings was 2.13% as of April 3, 2009.
Note K — Accrued Warranties
     Changes in our warranty liability, which is included as a component of “Other accrued items” on the Condensed Consolidated Balance Sheets, during the three quarters ended April 3, 2009 and March 28, 2008 are as follows:

	Three Quarters Ended
	April 3, 2009	March 28, 2008
	(In millions)
Balance as of the beginning of the fiscal year	$6.9	$6.7
Warranty provision for revenue recorded during the period	4.8	5.4
Settlements made during the period	(4.3)	(6.1)
Other adjustments to liability, including foreign currency translation during the period	0.2	0.1

Balance as of the end of the period	$7.6	$6.1

Note L— Restructuring Activities
     During the first quarter of fiscal 2009, we announced a new restructuring plan (the “Fiscal 2009 Plan”) to reduce our worldwide workforce. During the first three quarters of fiscal 2009, our net restructuring charges totaled $4.9 million consisting of:
•	Severance, retention and related charges associated with reduction in force activities totaling $5.2 million (Fiscal 2009 Plan).
•	Impairment of fixed assets (non-cash charges) totaling $0.4 million and facility restoration costs of $0.5 million at our Canadian location (Fiscal 2009 Plan).
•	Adjustments to the restructuring liability under our 2007 restructuring plans (the “Fiscal 2007 Plans”) for changes in estimates related to sub-tenant activity at our U.S. ($0.6 million) and Canadian locations ($0.3 million).
•	Adjustments to the restructuring liability under our 2007 restructuring plans for changes in estimates to reduce the severance liability in Canada ($0.3 million).
     The information in the following table summarizes our restructuring activity during the three quarters ended April 3, 2009 and the remaining restructuring liability as of April 3, 2009.

	Severance	Facilities
	and	and
	Benefits	Other	Total
	(In millions)
Restructuring liability as of June 27, 2008	$1.8	$8.5	$10.3
Provision in the three quarters (Fiscal 2009 Plan)	5.2	0.9	6.1
Reversal of accrual in the three quarters to statement of operations for changes in estimates (Fiscal 2007 Plans)	(0.3)	(0.9)	(1.2)
Non-cash charges in the three quarters (Fiscal 2009 Plan)	—	(0.4)	(0.4)
Cash payments in the three quarters	(5.6)	(2.6)	(8.2)

Restructuring liability as of April 3, 2009	$1.1	$5.5	$6.6

Current portion of restructuring liability as of April 3, 2009	$1.1	$2.5	3.6
Long-term portion of restructuring liability as of April 3, 2009	—	3.0	3.0

Total restructuring liability as of April 3, 2009	$1.1	$5.5	$6.6

Our Fiscal 2007 Plans were fully implemented during fiscal 2008.
     The following table summarizes the restructuring costs incurred through April 3, 2009 and costs expected to be incurred under our Fiscal 2009 Plan:

	Total Costs
	Incurred During	Cumulative
	The	Costs Incurred		Total
	Three Quarters Ended	through	Estimated	Restructuring
	April 3,	April 3,	Additional Costs	Costs Expected
	2009	2009	to be Incurred	to be Incurred
	(In millions)
North America Microwave:
Severance and benefits	$4.3	$4.3	$1.0	$5.3
Facilities and other	0.9	0.9	—	0.9

Total North America Microwave	$5.2	$5.2	$1.0	$6.2

International Microwave:
Severance and benefits	$0.9	$0.9	$2.6	$3.5
Facilities and other	—	—	0.3	0.3

Total International Microwave	$0.9	$0.9	$2.9	$3.8

Totals	$6.1	$6.1	$3.9	$10.0

Note M — Share-Based Compensation
     Compensation expense for share-based awards was $0.4 million and $2.0 million for the quarters ended April 3, 2009 and March 28, 2008 and $1.9 million and $6.3 million for the three quarters ended April 3, 2009 and March 28, 2008. Amounts were included in our consolidated statements of operations as follows:

	Quarter Ended		Three Quarters Ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
	(In millions)
Cost of product sales and services	$(0.1)	$0.3	$0.2	$0.9
Research and development expenses	0.1	0.4	0.4	1.1
Selling and administrative expenses	0.4	1.3	1.3	4.3

Total compensation expense	$0.4	$2.0	$1.9	$6.3

     During the quarter ended April 3, 2009, we determined that certain net income and cash flow targets would not be achieved for performance share awards made under our fiscal year 2007 Long-Term Incentive Plan. The 30-month performance period for these awards ends on July 3, 2009. We now estimate that 100% of these awards will not vest and will be forfeited as of July 3, 2009. Accordingly, we recorded a credit to compensation expense of $0.7 million and $1.7 million during the quarter and three quarters ended April 3, 2009 related to these awards. The final determination of the number of performance shares vesting in respect of an award will be determined by our Board of Directors, or a committee of our Board.
     During November 2008, we granted options to purchase 860,906 shares of our Class A Common Stock and 447,654 performance share awards to employees under our 2007 Stock Equity Plan. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the following weighted average assumptions: expected volatility of 53.0 percent; expected contractual term life of 4.4 years; and expected dividend yield of zero percent.
     During March 2009, we granted options to purchase 80,586 shares of our Class A Common Stock and 54,320 performance share awards to employees under our 2007 Stock Equity Plan. We also granted 98,819 restricted shares to our directors as part of their annual compensation. These restricted shares granted to directors vest ratably on a quarterly basis through the annual service period ending January 26, 2010. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the following weighted average assumptions: expected volatility of 60.5 percent; expected contractual term life of 4.4 years; and expected dividend yield of zero percent.
     We issued 688 shares upon the exercise of stock options during the three quarters ended April 3, 2009.
     We issued 35,227 and 120,592 shares upon the exercise of stock options during the quarter and three quarters ended March 28, 2008.
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
     During the third quarter and first three quarters of fiscal 2009, the group of service providers comprising Mobile Telephone Networks of Africa (“MTN”) accounted for 29% and 17% of our total revenue. During the third quarter and first three quarters of fiscal 2008, MTN accounted for 16% and 13% of our total revenue. As of April 3, 2009, MTN accounted for 9.6% of our accounts receivable.

     Revenue and loss before income taxes by segment are as follows:

	Quarter Ended		Three Quarters Ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
	(In millions)
Revenue
North America Microwave	$42.2	$56.9	$168.5	$177.3
International Microwave	112.9	117.1	365.0	337.1
Network Operations	2.9	4.2	11.2	17.2

Total Revenue	$158.0	$178.2	$544.7	$531.6

(Loss) income Before Income Taxes
Segment Operating (Loss) Income:
North America Microwave (1)	$(27.5)	$1.0	$(55.4)	$(0.6)
International Microwave (2)	(5.6)	5.1	(262.0)	0.9
Network Operations	(1.0)	(0.3)	(1.4)	1.1
Net interest expense	(0.6)	(0.4)	(1.3)	(0.8)

(Loss) income before provision for income taxes	$(34.7)	$5.4	$(320.1)	$0.6

(1)	The following tables summarize certain charges and expenses included in the North America Microwave segment operating results during the third quarter and first three quarters of fiscal 2009 and 2008:

	Third	Third
	Quarter	Quarter
	Fiscal	Fiscal
	2009	2008
	(In millions)
Charges for product transition	$25.3	$—
Software impairment charges	2.9	—
Amortization of developed technology, trade names, customer relationships and non-compete agreements	0.4	0.7
Restructuring charges	0.4	—
Amortization of the fair value adjustments related to fixed assets	0.1	0.3
Cost of integration activities undertaken in connection with the merger	—	0.3
Share-based compensation expense	0.5	1.9

	$29.6	$3.2

	First Three	First Three
	Quarters	Quarters
	Fiscal	Fiscal
	2009	2008
	(In millions)
Goodwill impairment charges	$31.8	$—
Charges for product transition	25.3	—
Restructuring charges	4.0	8.1
Software impairment charges	2.9	—
Amortization of developed technology, trade names, customer relationships and non-compete agreements	1.4	2.0
Impairment charges for the trade name “Stratex”	0.7	—
Amortization of the fair value adjustments related to fixed assets	0.5	0.8
Cost of integration activities undertaken in connection with the merger	—	2.4
Inventory mark-downs	—	1.9
Lease impairment	—	0.9
Share-based compensation expense	1.6	6.0

	$68.2	$22.1

(2) The following tables summarize certain charges and expenses included in the International Microwave segment operating results during the third quarter and first three quarters of fiscal 2009 and 2008:

	Third	Third
	Quarter	Quarter
	Fiscal	Fiscal
	2009	2008
	(In millions)
Charges for product transition	$4.5	$—
Amortization of developed technology, trade names, customer relationships and non-compete agreements	2.8	3.0
Acquired in-process research and development	2.4	—
Restructuring charges	0.2	0.4
Amortization of the fair value adjustments related to fixed assets	0.1	—
Cost of integration activities undertaken in connection with the Stratex merger	—	0.6
Share-based compensation expense	—	0.1

	$10.0	$4.1

	First Three	First Three
	Quarters	Quarters
	Fiscal	Fiscal
	2009	2008
	(In millions)
Goodwill impairment charges	$247.2	$—
Impairment charges for the trade name “Stratex”	21.3	—
Amortization of developed technology, trade names, customer relationships and non-compete agreements	8.2	8.9
Charges for product transition	4.5	—
Acquired in-process research and development	2.4	—
Amortization of the fair value adjustments related to fixed assets	1.0	1.3
Restructuring charges	0.9	0.3
Cost of integration activities undertaken in connection with the merger	—	4.5
Inventory mark-downs	—	1.8
Share-based compensation expense	0.4	0.3

	$285.9	$17.1

Note O — Income Taxes
     The provision for income taxes for the third quarter and first three quarters of fiscal 2009 and 2008 is based on our estimated annual effective tax rate adjusted for losses in separate jurisdictions for which no tax benefit can be recognized. Our provision for income taxes was $3.6 million and $28.0 million for the third quarter and first three quarters of fiscal 2009. The 2009 tax provision was primarily due to a $20.8 million increase in the valuation allowance for certain deferred tax assets in the second quarter of fiscal 2009. We concluded during the second quarter of fiscal 2009 that it was now more likely than not that we will not utilize certain net operating loss carryforwards and have recorded a valuation allowance on the entire balance of our deferred tax assets. Due to our determination regarding the utililzation of net operating losses, no tax benefit has been recognized for current year losses. Because our operations are taxable in a number of jurisdictions, income tax expense is recorded on a consolidated pre-tax loss. Our effective tax rate varies from the U.S. federal statutory rate of 35% due to the increase in the valuation allowance related to certain deferred tax assets noted above and earnings in foreign jurisdictions with tax rates different from the U.S. federal statutory rate.
     As of June 27, 2008, we had a liability for unrecognized tax benefits of $29.6 million for various federal, foreign, and state income tax matters. During the first three quarters of fiscal 2009, the liability for unrecognized tax benefits increased by $1.1 million. The total liability for unrecognized tax benefits as of April 3, 2009 was $30.7 million. If the unrecognized tax benefits associated with these positions are ultimately recognized, they would not be expected to have a material impact on our effective tax rate or financial position.
     We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign, and state income taxes. We accrued an additional amount for such interest of less than $0.1 million during the third quarter and first three quarters of fiscal 2009 and 2008. No penalties have been accrued.
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
Note P — Related Party Transactions with Harris
     Pursuant to a Transition Services Agreement, Harris provides various services to us and charges are based primarily on actual usage. These services include database management, supply chain operating systems, eBusiness services, sales and service, financial systems, back office material resource planning support, HR systems, internal and information systems shared services support, network management and help desk support, and server administration and support. Harris charged us $1.2 million and $1.7 million for these services during the quarters ended April 3, 2009 and March 28, 2008, and $4.5 million and $5.2 million during the three quarters ended April 3, 2009 and March 28, 2008. We intend to continue utilizing select services from Harris and extend the terms of the Transition Services Agreement.
     We have sales to, and purchases from, other Harris entities from time to time. These purchases and sales are recorded at market price. Our sales to Harris entities were $0.8 million and $1.5 million for the quarters ended April 3, 2009 and March 28, 2008 and $2.7 million and $6.4 million for the three quarters ended April 3, 2009 and March 28, 2008. We also recognized costs associated with related party purchases from Harris of 0.7 and $0.6 million for the quarters ended April 3, 2009 and March 28, 2008 and $2.6 million and $4.2 million for the three quarters ended April 3, 2009 and March 28, 2008.
     The unpaid amounts billed from Harris are included within “Due to Harris Corporation” on our Condensed Consolidated Balance Sheets. Additionally, we have other receivables and payables in the normal course of business with Harris. These amounts are netted within “Due from Harris Corporation” on our Condensed Consolidated Balance Sheets. Total receivables from Harris were $6.3 million and $4.0 million as of April 3, 2009 and June 27, 2008. Total payables to Harris were $2.5 million and $20.8 million as of April 3, 2009 and June 27, 2008.
     Prior to January 26, 2007, the date of our merger with Stratex Networks, Inc., we used certain assets in Canada owned by Harris that were not contributed to us as part of the merger. We continue to use these assets in our business and entered into a 5-year lease agreement to accommodate this use. This agreement is a capital lease under U.S. generally accepted accounting principles. As of April 3, 2009, our lease obligation to Harris was $1.8 million, of which $0.8 million is a current liability. The related asset amount, net of accumulated amortization of $1.6 million, is included in property, plant and equipment. Quarterly lease payments are due to Harris based on the amount of 103% of Harris’ annual depreciation calculated in accordance with U.S. generally accepted accounting principles.
     During the first three quarters of fiscal 2008, we recognized an impairment charge of $1.3 million on a portion of these Canadian assets which is included in our restructuring charges. We also recognized an increase of $0.4 million to the lease obligation balance during the first three quarters of fiscal 2008 from a recapitalization under the lease terms, primarily because of the impairment charge and a rescheduling of the lease payments. During the first three quarters of fiscal 2009, we paid Harris $0.8 million under this capital lease obligation for the lease payments. During the first three quarters of fiscal 2008, we paid Harris $3.2 million under this capital lease obligation resulting from the $1.3 million impairment discussed above and for the lease payments. Our amortization expense on this capital lease was $0.2 million and $0.3 million for the quarters ended April 3, 2009 and March 28, 2008 and $0.8 million and $1.2 million for the three quarters ended April 3, 2009 and March 28, 2008.
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
Note R — Risk Management, Derivative Financial Instruments and Hedging Activities
     We are exposed to global market risks, including the effect of changes in foreign currency exchange rates, and use derivatives to manage financial exposures that occur in the normal course of business. We do not hold nor issue derivatives for trading purposes.
     We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments or forecasted transactions. We also enter into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the balance sheet; these are not designated as hedging instruments under Statement 133. Accordingly, changes in the fair value of hedges of recorded balance sheet positions are recognized immediately in cost of external product sales on the consolidated statements of operations together with the transaction gain or loss from the hedged balance sheet position.
     Substantially all derivatives outstanding as of April 3, 2009 are designated as cash flow hedges or non-designated hedges of recorded balance sheet positions. All derivatives are recognized on the balance sheet at their fair value. The total notional amount of outstanding derivatives as of April 3, 2009 was $73.4 million, of which $13.5 million were designated as cash flow hedges under Statement 133 and $59.9 million were not designated as cash flow hedging instruments.

     As of April 3, 2009, we had 34 foreign currency forward contracts outstanding with a total net notional amount of $17.8 million consisting of 13 different currencies, primarily the Australian dollar, Canadian dollar, Euro and Polish zloty. Following is a summary by currency of the contract net notional amounts grouped by the underlying foreign currency, in millions:

			Contract
	Contract Amount		Amount
	(Local Currency)		(USD)
	(In millions)
Australian dollar (“AUD”) net contracts to receive (pay) USD	(AUD)	8.0	$5.6
Canadian dollar (“CAD”) net contracts to receive (pay) USD	(CAD)	(16.9)	$(13.8)
Euro (“EUR”) net contracts to receive (pay) USD	(EUR)	11.6	$15.9
Polish zloty (“PLN”) net contracts to receive (pay) USD	(PLN)	33.6	$9.9
All other currencies net contracts to receive (pay) USD			$0.2

Total of all currencies			$17.8

     The following table presents the fair value of derivative instruments included within our condensed consolidated balance sheet as of April 3, 2009:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives designated as hedging instruments under Statement 133:
Foreign exchange forward contracts	Other current assets	$0.2	Other current liabilities	$0.3

Derivatives not designated as hedging instruments under Statement 133:
Foreign exchange forward contracts	Other current assets	$0.2	Other current liabilities	$—

Total derivatives		$0.4		$0.3

     The following table presents the amounts of gains (losses) from cash flow hedges recorded in Other Comprehensive Income, the amounts transferred from Other Comprehensive Income and recorded in revenue and cost of goods sold, and the amounts associated with excluded time value and hedge ineffectiveness for the quarter and three quarters ended April 3, 2009 (in millions):

	Amount of Gain (Loss)
	Recognized on
	Derivatives
		Three
	Quarter	Quarters
	Ended	Ended
	April 3,	April 3,
Locations of Gains (Losses) recorded from derivatives designated as cash flow hedges under Statement 133	2009	2009
Amount of gain of effective hedges recognized in Other Comprehensive Income	$0.7	$3.0
Amount of gain of effective hedges reclassified from Other Comprehensive Income into:
Revenue	0.9	2.3
Cost of Goods Sold	—	—
Amount of loss recorded into Cost of Goods Sold associated with excluded time value	(0.1)	(0.3)
Amount of gain (loss) recorded into Cost of Goods Sold due to hedge ineffectiveness	—	—

     Refer to Note E — Fair Value Measurements of Financial Assets and Financial Liabilities for a description of how the above financial instruments are valued in accordance with Statement 157 and Note F — Accumulated Other Comprehensive Income (Loss) and Comprehensive Loss for additional information on changes in other comprehensive income (loss) for the quarter and three quarters ended April 3, 2009.
Cash Flow Hedges
     The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual cash flows resulting from transactions in foreign currencies, including revenue, product costs, selling and administrative expenses and intercompany transactions will be adversely affected by changes in exchange rates. It is our policy to utilize derivatives to reduce foreign exchange risks where internal netting strategies cannot be effectively employed. As of April 3, 2009, hedged transactions included our customer and intercompany backlog and outstanding purchase commitments denominated in Australian dollars, Euros and Polish zlotys. We hedge up to 100% of anticipated exposures typically one to three months in advance, but have hedged as much as five months in advance. We generally review our exposures twice each month and adjust the amount of derivatives outstanding as needed.
     All changes in fair values of outstanding cash flow hedge derivatives, except those associated with excluded time value and hedge ineffectiveness are recorded in the financial statements and the related gain or loss on the transaction is reflected in net income or loss. In some cases, amounts recorded in other comprehensive income or loss will be released to net income or loss some time after the maturity of the related derivative. The consolidated statement of income classification of effective hedge results is the same as that of the underlying exposure. For example, results of hedges of revenue and product costs are recorded in revenue and cost of external product sales, respectively, when the underlying hedged transaction is recorded.
     As of April 3, 2009, $0.4 million of deferred net gains on both outstanding and matured derivatives accumulated in other comprehensive income or loss are expected to be reclassified to net income or loss during the next twelve months as a result of underlying hedged transactions also being recorded in net income or loss. Actual amounts ultimately reclassified to net income or loss are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of April 3, 2009, the maximum term over which we are hedging cash flow exposures is four months.
     We formally assess both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. We discontinue hedge accounting when the derivative expires or is sold, terminated, or exercised or it is no longer probable that the forecasted transaction will occur. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, we discontinue hedge accounting and redesignate the hedge as a non-Statement 133 hedge, if it is still outstanding at the time the determination is made.
     When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income or loss and is reclassified to net income or loss when the forecasted transaction affects net income or loss. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income or loss will be recognized immediately in net income or loss. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in cost of external product sales.
Non-Designated Hedges
     As mentioned above, the total notional amount of outstanding derivatives as of April 3, 2009 not designated as cash flow hedging instruments was $59.9 million. The purpose of these hedges is to offset realized and unrealized foreign exchange gains and losses recorded on non-functional currency monetary assets and liabilities, including primarily cash balances and accounts receivable and accounts payable from third party and intercompany transactions recorded on the balance sheet. Since these gains and losses are considered by us to be operational in nature, we record both the gains and losses from the revaluation of the balance sheet transactions and the gains and losses on the derivatives in cost of goods sold. For the quarter and three quarters ended April 3, 2009, we recorded in cost of goods sold the following amount of gains recorded on non-designated hedges as follows, in millions:

Amount of Gain (Loss) recognized in Income on
Derivatives
	Quarter	Three Quarters
	Ended	Ended	Location of Gain (Loss) Recognized
	April 3, 2009	April 3, 2009	in Income on Derivatives
Derivatives not designated as hedging instruments under FAS 133:
Foreign exchange forward contracts	$2.8	$7.2	Cost of goods sold
Credit Risk
     We are exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings. However, this does not eliminate our exposure to credit risk with these institutions. Should any of these counterparties fail to perform as contracted, we could incur interest charges and unanticipated gains or losses on the settlement of the derivatives in addition to the recorded fair value of the derivative due to non-delivery of the currency. To manage this risk, we have established strict counterparty credit guidelines and maintain credit relationships with several financial institutions providing foreign currency exchange services in accordance with corporate policy. As a result of the above considerations, we consider the risk of counterparty default to be immaterial.
     We have informal credit facilities with several commercial banks under which we transact foreign exchange transactions. These facilities are generally restricted to a total notional amount outstanding, a maximum settlement amount in any one day and a maximum term. There are no written agreements supporting these facilities with the exception of one bank which provided us with their general terms and conditions for trading that we acknowledged. None of the facilities are collateralized and none require compliance with financial covenants or contain cross default or other provisions which could affect other credit arrangements we have with the same or other banks. If we fail to deliver currencies as required upon settlement of a trade, the bank may require early settlement on a net basis of all derivatives outstanding and if any amounts are still owing to the bank, they may charge any cash account we have with the bank for that amount.
Note S — Net Income per Share of Class A and Class B Common Stock
     We compute net income per share of Class A and Class B common stock in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“Statement 128”) using the two class method. Under the provisions of Statement 128, basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares. The rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock are substantially similar. However, the holders of Class B common stock have the sole and exclusive right to elect or remove the Class B directors, who currently number five of the nine members of our board of directors. Further, our restated certificate of incorporation cannot be amended or replaced to adversely affect the rights of the holders of Class B common stock or to approve a new issuance of Class B common stock without the approval of the holders of a majority of Class B common stock. At any time each holder may exchange the holder’s shares of Class B common stock for an equal number of shares of Class A common stock at the holder’s option. Under certain circumstances, each share of Class B common stock will convert automatically into one share of Class A common stock. The holders of Class B common stock have the right to preserve their proportionate interest in the company by participating in any issuance of capital stock by the company other than issuances pursuant to stock option or similar employee benefit plan. As a result, and in accordance with EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as we assume the conversion of Class B common stock in the computation of the diluted net income per share of Class A common stock, the undistributed earnings are equal to net income for that computation.

     The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock for the quarter and three quarters ended March 28, 2008:

	Quarter Ended		Three Quarters Ended
	March 28,		March 28,
	2008		2008
	(In millions, except per common share amounts)
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$2.3	$2.9	$0.8	$1.0
Denominator
Weighted average common shares outstanding	25.5	32.9	25.5	32.9

Basic net income per share	$0.09	$0.09	$0.03	$0.03

Diluted net income per share
Numerator:
Allocation of undistributed earnings for basic computation	$2.3	$2.9	$0.8	$1.0
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	2.9	—	1.0	—
Change in fair value of warrants, net of tax	(2.1)	—	(2.7)	—
Reallocation of undistributed earnings to Class B shares	—	(1.2)	—	(1.5)

Allocation of undistributed earnings	3.1	1.7	(0.9)	(0.5)
Denominator:
Number of shares used in basic computation	25.5	32.9	25.5	32.9
Weighted average effect of dilutive securities — add:
Conversion of Class B to Class A common shares outstanding	32.9	—	32.9	—
Stock options	0.2	—	0.3	—
Warrants	0.1	—	0.2	—

Number of shares used in per share computations	58.7	32.9	58.9	32.9

Diluted net income (loss) per share	$0.05	$0.05	$(0.02)	$(0.02)

     We excluded 2.4 million shares for both the quarter and three quarters ended March 28, 2008 attributable to outstanding stock options from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. The net income per share amounts are the same for Class A and Class B because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. Diluted earnings per share is not presented for the quarter and three quarters ended April 3, 2009 due to a net loss in both periods.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Harris Stratex Networks, Inc.
     We have reviewed the condensed consolidated balance sheet of Harris Stratex Networks, Inc. and subsidiaries as of April 3, 2009, the related condensed consolidated statements of operations for the quarter and three quarters ended April 3, 2009 and March 28, 2008, and the condensed consolidated statements of cash flows for the three quarters ended April 3, 2009 and March 28, 2008. These financial statements are the responsibility of the Company’s management.
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
May 8, 2009

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
     As previously announced on July 30, 2008, Harris Stratex Networks, Inc. and its Audit Committee concluded that our consolidated financial statements for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 and for the first three quarters of the fiscal year ended June 27, 2008 would be restated for the correction of errors contained in those consolidated financial statements. The effect of these restatement items reduced shareholders’ equity cumulatively by $13.2 million as of March 28, 2008. Previously reported net loss was increased by $2.2 million and $1.6 million for the quarter and three quarters ended March 28, 2008. The restatement had no impact on our net cash flows from operations, financing activities or investing activities. To correct these errors, on September 25, 2008, we filed amended quarterly reports on Form 10-Q/A for the first three quarters of fiscal 2008 and an amended annual report on Form 10-K/A for fiscal year 2008. The financial statements for the third quarter of fiscal 2008 included in this report are from the amended quarterly report on Form 10-Q/A filed with the SEC on September 25, 2008.
Overview
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is sometimes referred to in this Quarterly Report on Form 10-Q as the MD&A, is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to our condensed consolidated financial statements and related notes presented under Item 1, Financial Statements of this report. As of April 3, 2009, Harris Corporation (“Harris”) owned 100% of our Class B common stock representing approximately 56% of our total voting shares. Harris has announced its intention to effect a taxable pro rata stock dividend payable on May 27, 2009 to the Harris shareholders of record as of 5:30 p.m. Eastern Time on May 13, 2009, the record date for the spin-off dividend in which the Harris shareholders will receive approximately 0.24 of a share of Harris Stratex Class A common stock for every share of Harris common stock they own on the record date. Following the spin-off dividend, we will cease to be a majority-owned subsidiary of Harris. We intend to continue utilizing select services from Harris and extend the terms of the transition services agreement.
     The following is a list of the sections of the MD&A, together with the perspective of our management on the contents of these sections of the MD&A, which is intended to make reading these pages more productive:
•	Results of Operations — an analysis of our consolidated results of operations and of the results in each of our three operating segments, to the extent the operating segment results are helpful to gain an understanding of our business as a whole, for the periods presented in our Condensed Consolidated Financial Statements (Unaudited).

•	Liquidity and Capital Resources — an analysis of cash flows, sources of liquidity and resources, contractual obligations and commercial commitments.

•	Critical Accounting Policies and Estimates — information about accounting policies and estimates that require critical judgment and about accounting pronouncements that have been issued but not yet implemented by us and their potential impact.
Quarter Ended April 3, 2009 compared with Quarter Ended March 28, 2008
   Revenue and Net (Loss) Income

	Quarter Ended		Percentage
	April 3, 2009	March 28, 2008	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$158.0	$178.2	(11.3)%
Net (loss) income	$(38.3)	$5.2	N/M
% of revenue	N/M	2.9%

N/M =	Not statistically meaningful

     Our revenue in the third quarter of fiscal 2009 was $158.0 million, a decrease of $20.2 million or 11.3%, compared with the third quarter of fiscal 2008. This decrease in revenue resulted from declines in revenue in all regions except Africa. Regional declines in revenue included North America ($14.7 million or 25.8%), Europe, Middle East and Russia ($6.9 million or 17.6%) and in Latin America and Asia Pacific ($4.4 million or 20%) reflecting lower demand due to the global recession and delays in capital spending by customers in these regions. These decreases in revenue were partially offset by growth in Africa ($7.1 million increase) as our existing customers continued to expand their network infrastructures. Revenue from our customers also may fluctuate due to the timing of their specific procurement needs for network expansion.
     During the third quarter of fiscal 2009, the MTN group in Africa accounted for 29% of our total revenue. During the third quarter of fiscal 2008, MTN accounted for 16% of our total revenue. We have entered into separate and distinct contracts with MTN as well as separate arrangements with MTN group subsidiaries. None of such other contracts on an individual basis are material to our operations. The loss of all MTN group business could adversely affect our results of operations, cash flows and financial position.
     In the third quarter of fiscal 2009, we experienced a decline in orders and payment delays due to the global recession and the tightening of credit among lending institutions. We believe these factors may continue to cause customers to delay or decrease their overall spending allocated for network expansion for the next several quarters. We believe some customers have delayed or decreased spending and at present cannot estimate when they will change their plans and resume their purchases of our products. Subject to such qualifications, we expect revenue to be in the range of $140 million to $160 million in the fourth quarter of fiscal 2009.
     Our net loss in the third quarter of fiscal 2009 was $38.3 million compared with net income of $5.2 million in the third quarter of fiscal 2008. The net loss in the third quarter of fiscal 2009 included $29.8 of charges for provisions for legacy product excess and obsolete inventory, and write-downs of property, plant, manufacturing and test equipment, and charges recorded for estimated losses on inventory purchase commitments as we accelerated our transition towards a common IP-based platform for all our principal products. These product transition charges as well as purchase accounting adjustments and other expenses related to the acquisitions of Stratex and Telsima, share-based compensation expense and an impairment of software are set forth on a comparative basis in the table below:

	Third	Third
	Quarter	Quarter
	Fiscal	Fiscal
	2009	2008
	(In millions)
Charges for product transition	$29.8	$—
Software impairment charges	2.9	—
Acquired in-process research and development from Telsima	2.4	—
Amortization of developed technology	1.8	1.8
Amortization of trade names, customer relationships and non-competition agreements	1.4	1.9
Share-based compensation expense	0.5	2.0
Restructuring charges	0.5	—
Amortization of the fair value adjustments related to fixed assets	0.3	0.7
Cost of integration activities undertaken in connection with the Stratex merger	—	0.9

	$39.6	$7.3

     During the first quarter of fiscal 2009, we implemented a new restructuring plan (the “Fiscal 2009 Plan”) to reduce our workforce in Canada, Brazil and the U.S. During the third quarter of fiscal 2009, our restructuring charges totaled $0.5 million as follows:
•	Severance, retention and related charges associated with reduction in force activities totaling $0.6 million (Fiscal 2009 Plan).

•	Facility restoration costs totaling $0.2 million at our Canadian location (Fiscal 2009 Plan).

•	Adjustments to the restructuring liability under our 2008 restructuring plans (the “Fiscal 2008 Plans”) for changes in estimates to reduce the severance liability in Canada ($0.3 million).
     We estimate that we will record an additional $3.9 million in restructuring charges under the Fiscal 2009 Plan during the fourth quarter of fiscal 2009.

Gross Margin

	Quarter Ended		Percentage
	April 3, 2009	March 28, 2008	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$158.0	$178.2	(11.3)%
Cost of product sales and services	$(140.4)	$(127.9)	9.8%
Gross margin	$17.6	$50.3	(65.0)%
% of revenue	11.1%	28.2%
     Gross margin in the third quarter of fiscal 2009 was $17.6 million, or 11.1% of revenue, compared with $50.3 million, or 28.2% of revenue in the third quarter of fiscal 2008. Gross margin in the third quarter of fiscal 2009 was reduced by $31.6 million which included $29.8 million in charges for legacy product excess and obsolete inventory and write-downs of property, plant, manufacturing and test equipment, and charges for inventory purchase commitments, $1.8 million for amortization of developed technology. Gross margin in the third quarter of fiscal 2008 was reduced by $2.0 million which included $0.2 million of amortization of the fair value of adjustments for fixed assets acquired from Stratex and $1.8 million of amortization of developed technology.
Research and Development Expenses

	Quarter Ended		Percentage
	April 3, 2009	March 28, 2008	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$158.0	$178.2	(11.3)%
Research and development expenses	$9.9	$11.5	(13.9)%
% of revenue	6.3%	6.5%
     Research and development expenses were $9.9 million in the third quarter of fiscal 2009 compared with $11.5 million in the third quarter of fiscal 2008. As a percentage of revenue, these expenses decreased from 6.5% in the third quarter of fiscal 2008 to 6.3% in the third quarter of fiscal 2009 due to a decrease in spending. The decrease in spending in the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008 was primarily attributable to the reduction in engineering workforce implemented in our restructuring plans during fiscal 2008.
Selling and Administrative Expenses

	Quarter Ended		Percentage
	April 3, 2009	March 28, 2008	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$158.0	$178.2	(11.3)%
Selling and administrative expenses	$34.6	$31.1	11.3%
% of revenue	21.9%	17.5%
     The following table summarizes the significant increases and decreases to our selling and administrative expenses comparing the third quarter of fiscal 2009 with the third quarter of fiscal 2008:

Increase/(Decrease)
(In millions)
Increase in allowance for uncollectible accounts	$4.7
Increase due to change in fair value of warrants	2.3
Increase due to formation of chief operations officer group during fiscal 2009	1.6
Increase in external audit and SOX consulting fees	1.0
Increase in finance costs, primarily for internal audit	0.5
Increase in fringe benefit costs, primarily medical	0.3
Decrease in selling expenses and sales commissions due to lower order levels	(5.0)
Decrease in amounts accrued under bonus plans and share-based compensation due to lower profitability	(1.8)
Other, net	(0.1)

$3.5

     The chief operations officer group was formed in fiscal 2009 to centrally manage activities that provide support to all functions of our company. These costs include the development of a program manager group that drives our internal project execution and the business process engineering team that enhances system integration and facilitates process improvements throughout the company.

Income Taxes

	Quarter Ended		Percentage
	April 3, 2009	March 28, 2008	Increase/(Decrease)
	(In millions, except percentages)
(Loss) income before income taxes	$(34.7)	$5.4	N/M
Provision for income taxes	$(3.6)	$(0.2)	N/M
% of loss before income taxes	N/M	3.7%

N/M =	Not statistically meaningful
     Our provision for income taxes was $3.6 million for the third quarter of fiscal 2009 consisting primarily of tax on current income related to group companies outside the U.S., mainly from our Singapore subsidiary. The provision for income taxes for the third quarters of fiscal 2009 and 2008 reflected our pre-tax (loss) income based on our estimated annual effective tax rate adjusted for losses in separate jurisdictions for which no tax benefit can be recognized.
     Due to the determination during fiscal 2009 that it is more likely than not that we will not utilize many of our net operating loss carryforwards, no tax benefit is recorded on certain current and historical losses, resulting in income tax expense recognized on a loss before income taxes for the third quarter of fiscal 2009. Our effective tax rate varies from the U.S. federal statutory rate of 35% for the third quarters of fiscal 2009 and 2008 due primarily to the conclusion in fiscal 2009 regarding the use of net operating losses noted above for the third quarter of fiscal 2009 and due to earnings in foreign jurisdictions with tax rates different from the statutory U.S. federal rate for both periods.
Discussion of Business Segments
North America Microwave Segment

	Quarter Ended		Percentage
	April 3, 2009	March 28, 2008	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$42.2	$56.9	(25.8)%
Segment operating (loss) income	$(27.5)	$1.0	N/M
% of revenue	N/M	1.8%

N/M =	Not statistically meaningful
     North America Microwave segment revenue decreased by $14.7 million, or 25.8%, in the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008 due to the recession and tightening of credit among lending institutions.
     Our North America Microwave segment had an operating loss of $27.5 million in the third quarter of fiscal 2009 primarily due $25.3 million of charges for the accelerated transition towards a common IP-based platform. The charges for this accelerated product transition included provisions of $25.3 million for legacy product excess and obsolete inventory, and write-downs of property, plant, manufacturing and test equipment, and charges recorded for inventory purchase commitments. This compares with operating income of $1.0 million in the third quarter of fiscal 2008. The operating loss in the third quarter of fiscal 2009 and the operating income in the third quarter of fiscal 2008 also included charges related to the acquisition of Stratex, restructuring charges and share-based compensation expense.

     The following table summarizes these charges and expenses included in the North America Microwave segment operating results during the third quarter of fiscal 2009 and 2008:

	Third	Third
	Quarter	Quarter
	Fiscal	Fiscal
	2009	2008
	(In millions)
Charges for product transition	$25.3	$—
Software impairment charges	2.9	—
Amortization of developed technology, trade names, customer relationships and non-compete agreements	0.4	0.7
Restructuring charges	0.4	—
Amortization of the fair value adjustments related to fixed assets	0.1	0.3
Cost of integration activities undertaken in connection with the merger	—	0.3
Share-based compensation expense	0.5	1.9

	$29.6	$3.2

International Microwave Segment

	Quarter Ended		Percentage
	April 3, 2009	March 28, 2008	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$112.9	$117.1	(3.6)%
Segment operating (loss) income	$(5.6)	$5.1	N/M
% of revenue	N/M	4.4%

N/M =	Not statistically meaningful
     International Microwave segment revenue decreased by $4.2 million or 3.6% in the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008. This decrease occurred even though we experienced growth in Africa ($7.1 million increase) as customers in this region continued to expand their network infrastructures. The increase in Africa was more than offset by a decline in Europe, Middle East and Russia ($6.9 million decrease). Revenue in Latin America and Asia Pacific also declined by $4.4 million in the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008. Revenue from some of our customers may fluctuate due to the timing of their specific procurement needs for network expansion.
     Our International Microwave segment had an operating loss of $5.6 million in the third quarter of fiscal 2009 primarily due to $4.5 million of charges for product transition compared with operating income of $5.1 million in the third quarter of fiscal 2008. The operating loss in the third quarter of fiscal 2009 and the operating income in the third quarter of fiscal 2008 also include deductions related to the acquisition of Stratex, restructuring charges and share-based compensation expense.

     The following table summarizes these charges and expenses included in the International Microwave segment operating results during the third quarter of fiscal 2009 and 2008:

	Third	Third
	Quarter	Quarter
	Fiscal	Fiscal
	2009	2008
	(In millions)
Charges for product transition	$4.5	$—
Amortization of developed technology, trade names, customer relationships and non-compete agreements	2.8	3.0
Acquired in-process research and development	2.4	—
Amortization of the fair value adjustments related to fixed assets	0.2	—
Restructuring charges	0.1	0.4
Cost of integration activities undertaken in connection with the Stratex merger	—	0.6
Share-based compensation expense	—	0.1

	$10.0	$4.1

   Network Operations Segment

	Quarter Ended		Percentage
	April 3, 2009	March 28, 2008	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$2.9	$4.2	(31.0)%
Segment operating loss	$(1.0)	$(0.3)	233.3%
% of revenue	N/M	(7.1)%
     Network Operations segment revenue decreased by 31.0% in the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008 primarily due to a reduction in orders from customers. This segment had an operating loss of $1.0 million in the third quarter of fiscal 2009 compared with a loss of $0.3 million in the third quarter of fiscal 2008. Revenue in this segment has been adversely impacted by the global economic slowdown.
Three Quarters Ended April 3, 2009 compared with Three Quarters Ended March 28, 2008
   Revenue and Net (Loss) Income

	Three Quarters Ended		Percentage
	April 3, 2009	March 28, 2008	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$544.7	$531.6	2.5%
Net (loss) income	$(348.1)	$1.8	N/M
% of revenue	N/M	0.3%

N/M	=	Not statistically meaningful
     Our revenue in the first three quarters of fiscal 2009 was $544.7 million, an increase of $13.1 million or 2.5%, compared with the first three quarters of fiscal 2008. This increase in revenue resulted from growth in Africa ($30.5 million increase) and in Europe, Middle East and Russia ($13.5 million increase) as customers in these regions continued to expand their network infrastructures prior to the slowdown in the third quarter. Revenue in Latin America and Asia Pacific declined by $16.1 million in the first three quarters of fiscal 2009 compared with the first three quarters of fiscal 2008 due to the procurement cycle of several large mobile operators in the Asia Pacific region.
     During the first three quarters of fiscal 2009, MTN accounted for 17% of our total revenue. During the first three quarters of fiscal 2008, MTN accounted for 13% of our total revenue.
     Our net loss in the first three quarters of fiscal 2009 was $348.1 million compared with net income of $1.8 million in the first three quarters of fiscal 2008. The net loss in the first three quarters of fiscal 2009 included $301.0 million of impairment charges for goodwill and the trade name “Stratex,” $29.8 million of charges related to the accelerated transition towards a common IP-based platform.

     These charges, as well as purchase accounting adjustments and other expenses related to the acquisitions of Stratex and Telsima, share-based compensation expense and an impairment for software are set forth on a comparative basis in the table below:

	First Three	First Three
	Quarters	Quarters
	Fiscal	Fiscal
	2009	2008
	(In millions)
Goodwill impairment charges	$279.0	$—
Impairment charges for the trade name “Stratex”	22.0	—
Charges for product transition	29.8	—
Amortization of developed technology	5.4	5.3
Amortization of trade names, customer relationships and non-competition agreements	4.2	5.6
Acquired in-process research and development	2.4	—
Software impairment charges	2.9	—
Restructuring charges	4.9	8.4
Amortization of the fair value adjustments related to fixed assets	1.5	2.1
Cost of integration activities undertaken in connection with the merger	—	6.9
Lease impairment	—	0.9
Inventory mark-downs	—	3.7
Share-based compensation expense	2.0	6.3

	$354.1	$39.2

     During the first three quarters of fiscal 2009, our net restructuring charges totaled $4.9 million consisting of:
•	Severance, retention and related charges associated with reduction in force activities totaling $5.2 million (Fiscal 2009 Plan).

•	Impairment of fixed assets (non-cash charges) totaling $0.4 million and facility restoration costs of $0.5 million at our Canadian location (Fiscal 2009 Plan).

•	Adjustments to the restructuring liability under our 2007 restructuring plans (the “Fiscal 2007 Plans”) for changes in estimates related to sub-tenant activity at our U.S. ($0.6 million) and Canadian locations ($0.3 million).

•	Adjustments to the restructuring liability under our 2007 restructuring plans for changes in estimates to reduce the severance liability in Canada ($0.3 million).
     During the first three quarters of fiscal 2008, we recorded an additional $8.4 million of restructuring charges in connection with the implementation of our Fiscal 2007 Plans. During the first three quarters of fiscal 2008, our net restructuring charges consisted of:
•	Severance, retention and related charges associated with reduction in force activities totaling $3.4 million.

•	Lease impairment charges totaling $1.9 million from implementation of Fiscal 2007 Plans and changes in estimates related to sub-tenant activity at our U.S. and Canadian locations.

•	Impairment of $2.3 million for the reduction in fair value of a recoverable value-added type tax in Brazil.

•	Impairment of $1.4 million for fixed assets at our Canadian location.

•	Adjustments to the restructuring liability under our 2007 restructuring plans for changes in estimates related to the amount of severance in Canada and France ($0.6 million).

   Gross Margin

	Three Quarters Ended		Percentage
	April 3, 2009	March 28, 2008	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$544.7	$531.6	2.5%
Cost of product sales and services	$(414.5)	$(385.3)	7.6%
Gross margin	$130.2	$146.3	11.0%
% of revenue	23.9%	27.5%
     Gross margin in the first three quarters of fiscal 2009 was $130.2 million, or 23.9% of revenue, compared with $146.3 million, or 27.5% of revenue in the first three quarters of fiscal 2008. Gross margin in the first three quarters of fiscal 2009 was reduced by $29.8 million in charges related to product transition, $5.4 million for amortization of developed technology and $0.5 million of amortization of the fair value of adjustments for fixed assets acquired from Stratex. By comparison gross margin in the first three quarters of fiscal 2008 was reduced by $3.7 million in markdowns of inventory, $0.6 million of amortization of the fair value of adjustments for fixed assets acquired from Stratex, $5.3 million of amortization of developed technology and $1.5 million of merger integration costs.
     Aside from the charges and expenses mentioned above, gross margin and gross margin percentage benefited from an improved product mix in our International Microwave segment during the first three quarters of fiscal 2009 compared with the first three quarters of fiscal 2008. These benefits were mitigated by a higher mix of services revenue in the first three quarters of fiscal 2009 compared with the third quarter of fiscal 2008. Gross margin from our services revenue is lower than for products revenue.
   Research and Development Expenses

	Three Quarters Ended		Percentage
	April 3, 2009	March 28, 2008	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$544.7	$531.6	2.5%
Research and development expenses	$29.6	$34.8	(14.9)%
% of revenue	5.4%	6.5%
     Research and development expenses were $29.6 million in the first three quarters of fiscal 2009 compared with $34.8 million in the first three quarters of fiscal 2008. As a percentage of revenue, these expenses decreased from 6.5% in the first three quarters of fiscal 2008 to 5.4% in the first three quarters of fiscal 2009 due to higher revenue and a decrease in spending. The decrease in spending in the first three quarters of fiscal 2009 compared with the first three quarters of fiscal 2008 was primarily attributable to the reduction in engineering workforce implemented in our restructuring plans during fiscal 2008.

   Selling and Administrative Expenses

	Three Quarters Ended		Percentage
	April 3, 2009	March 28, 2008	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$544.7	$531.6	2.5%
Selling and administrative expenses	$104.0	$96.1	8.2%
% of revenue	19.1%	18.1%
     The following table summarizes the significant increases and decreases to our selling and administrative expenses comparing the first three quarters of fiscal 2009 to the first three quarters of fiscal 2008:

Increase/(Decrease)
(In millions)
Increase in allowance for uncollectible accounts	$8.0
Increase due to formation of chief operations officer group during fiscal 2009	4.6
Increase due to change in fair value of warrants	2.7
Increase due to administrative costs to unify company-wide systems	1.7
Increase in external audit and SOX consulting fees	1.4
Increase in legal and consulting fees for the restatement of prior year financials	1.2
Decrease in selling expenses and sales commissions due to lower order levels	(3.5)
Decrease in amounts accrued under bonus plans and share-based compensation due to lower profitability	(5.5)
Other, net	(2.7)

$7.9

   Income Taxes

	Three Quarters Ended		Percentage
	April 3, 2009	March 28, 2008	Increase/(Decrease)
	(In millions, except percentages)
(Loss) income before income taxes	$(320.1)	$0.6	N/M
Income tax (provision) benefit	$(28.0)	$1.2	N/M
% of (loss) income before income taxes	N/M	NM

N/M	=	Not statistically meaningful
     Our provision for income taxes was $28.0 million for the first three quarters of fiscal 2009 consisting of a $20.8 million increase in the valuation allowance for certain deferred tax assets and tax on earnings in foreign jurisdictions, primarily Singapore. The provision for income taxes for the first three quarters of fiscal 2009 and 2008 reflected our pre-tax (loss) income based on our estimated annual effective tax rate adjusted for losses in separate jurisdictions for which no tax benefit can be recognized.
     Due to the determination during fiscal 2009 that it is more likely than not that we will not utilize many of our net operating loss carryforwards, no tax benefit is recorded on certain current and historical losses, resulting in income tax expense recognized on a loss before income taxes for the first three quarters of fiscal 2009. Our effective tax rate varies from the U.S. federal statutory rate of 35% for the first three quarters of fiscal 2009 and 2008 due primarily to the conclusion in fiscal 2009 regarding the use of net operating losses noted above for the first three quarters of fiscal 2009 and due to earnings in foreign jurisdictions with tax rates different from the statutory U.S. federal rate for both periods.

Discussion of Business Segments
   North America Microwave Segment

	Three Quarters Ended		Percentage
	April 3, 2009	March 28, 2008	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$168.5	$177.3	(5.0)%
Segment operating loss	$(55.4)	$(0.6)	N/M
% of revenue	N/M	(0.3)%

N/M	=	Not statistically meaningful
     North America Microwave segment revenue decreased by $8.8 million, or 5.0%, in the first three quarters of fiscal 2009 compared with the first three quarters of fiscal 2008. This decline reflected lower demand due to the recession and delays in capital spending by customers.
     Our North America Microwave segment had an operating loss of $55.4 million in the first three quarters of fiscal 2009 compared with an operating loss of $0.6 million in the first three quarters of fiscal 2008 due to the following charges and expenses included in the North America Microwave segment operating results during the first three quarters of fiscal 2009 compared with similar types of charges in fiscal 2008:

	First Three	First Three
	Quarters	Quarters
	Fiscal	Fiscal
	2009	2008
	(In millions)
Goodwill impairment charges	$31.8	$—
Charges for product transition	25.3	—
Restructuring charges	4.0	8.1
Software impairment charges	2.9	—
Amortization of developed technology, trade names, customer relationships and non-compete agreements	1.3	2.0
Impairment charges for the trade name “Stratex”	0.7	—
Amortization of the fair value adjustments related to fixed assets	0.5	0.8
Cost of integration activities undertaken in connection with the merger	—	2.4
Inventory mark-downs	—	1.9
Lease impairment	—	0.9
Share-based compensation expense	1.6	6.0

	$68.1	$22.1

   International Microwave Segment

	Three Quarters Ended		Percentage
	April 3, 2009	March 28, 2008	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$365.0	$337.1	8.3%
Segment operating (loss) income	$(262.0)	$0.9	N/M
% of revenue	N/M	0.3%

N/M	=	Not statistically meaningful
     International Microwave segment revenue increased by $27.9 million or 8.3% in the first three quarters of fiscal 2009 compared with the first three quarters of fiscal 2008. This increase resulted from growth in Africa ($30.5 million increase) and in Europe, Middle East and Russia ($13.5 million increase) as customers in these regions continued to expand their network infrastructures. Revenue in Latin America and Asia Pacific declined by $16.1 million in the first three quarters of fiscal 2009 compared with the first three quarters of fiscal 2008 due to sales decreases which we believe were largely related to the procurement cycle of several large mobile operators in the Asia Pacific region.

     Our International Microwave segment had an operating loss of $262.0 million in the first three quarters of fiscal 2009 compared with operating income of $0.9 million in the first three quarters of fiscal 2008 due to the following charges and expenses included in the International Microwave segment operating results during the first three quarters of fiscal 2009 compared with similar types of charges in fiscal 2008:

	First Three	First Three
	Quarters	Quarters
	Fiscal	Fiscal
	2009	2008
	(In millions)
Goodwill impairment charges	$247.2	$—
Impairment charges for the trade name “Stratex”	21.3	—
Amortization of developed technology, trade names, customer relationships and non-compete agreements	8.3	8.9
Charges for product transition	4.5	—
Acquired in-process research and development	2.4	—
Amortization of the fair value adjustments related to fixed assets	1.0	1.3
Restructuring charges	0.9	0.3
Cost of integration activities undertaken in connection with the merger	—	4.5
Inventory mark-downs	—	1.8
Share-based compensation expense	0.4	0.3

	$286.0	$17.1

     The effect of these charges on the International Microwave segment operating loss was partially offset by the increase of $27.9 million in revenue compared with the same period in the prior year.
   Network Operations Segment

	Three Quarters Ended		Percentage
	April 3, 2009	March 28, 2008	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$11.2	$17.2	(34.9)%
Segment operating (loss) income	$(1.4)	$1.1	N/M
% of revenue	(12.5)%	6.4%

N/M	=	Not statistically meaningful
     Network Operations segment revenue decreased by 34.9% in the first three quarters of fiscal 2009 compared with the first three quarters of fiscal 2008 primarily due to a reduction in orders from customers and a realignment of the sales force. This segment had an operating loss of $1.4 million in the first three quarters of fiscal 2009 compared with operating income of $1.1 million in the first three quarters of fiscal 2008. Revenue in this segment has been adversely impacted by the global economic slowdown.
   Related Party Transactions with Harris
     Pursuant to a Transition Services Agreement, Harris provides various services to us and charges are based primarily on actual usage. These services include database management, supply chain operating systems, eBusiness services, sales and service, financial systems, back office material resource planning support, HR systems, internal and information systems shared services support, network management and help desk support, and server administration and support. Harris charged us $1.2 million and $1.7 million for these services during the quarters ended April 3, 2009 and March 28, 2008, and $4.5 million and $5.2 million during the three quarters ended April 3, 2009 and March 28, 2008.
     We have sales to, and purchases from, other Harris entities from time to time. These purchases and sales are recorded at market price. Our sales to Harris entities were $0.8 million and $1.5 million for the quarters ended April 3, 2009 and March 28, 2008 and $2.7 million and $6.4 million for the three quarters ended April 3, 2009 and March 28, 2008. We also recognized costs associated with related party purchases from Harris of 0.7 and $0.6 million for the quarters ended April 3, 2009 and March 28, 2008 and $2.6 million and $4.2 million for the three quarters ended April 3, 2009 and March 28, 2008.

     The unpaid amounts billed from Harris are included within “Due to Harris Corporation” on our Condensed Consolidated Balance Sheets. Additionally, we have other receivables and payables in the normal course of business with Harris. These amounts are netted within “Due from Harris Corporation” on our Condensed Consolidated Balance Sheets. Total receivables from Harris were $6.3 million and $4.0 million as of April 3, 2009 and June 27, 2008. Total payables to Harris were $2.5 million and $20.8 million as of April 3, 2009 and June 27, 2008.
     Prior to January 26, 2007, the date of our merger with Stratex Networks, Inc., we used certain assets in Canada owned by Harris that were not contributed to us as part of the merger. We continue to use these assets in our business and entered into a 5-year lease agreement to accommodate this use. This agreement is a capital lease under U.S. generally accepted accounting principles. As of April 3, 2009, our lease obligation to Harris was $1.8 million, of which $0.8 million is a current liability. The related asset amount, net of accumulated amortization of $1.6 million, is included in property, plant and equipment. Quarterly lease payments are due to Harris based on the amount of 103% of Harris’ annual depreciation calculated in accordance with U.S. generally accepted accounting principles.
     During the first three quarters of fiscal 2008, we recognized an impairment charge of $1.3 million on a portion of these Canadian assets which is included in our restructuring charges. We also recognized an increase of $0.4 million to the lease obligation balance during the first three quarters of fiscal 2008 from a recapitalization under the lease terms, primarily because of the impairment charge and a rescheduling of the lease payments. During the first three quarters of fiscal 2009, we paid Harris $0.8 million under this capital lease obligation for the lease payments. During the first three quarters of fiscal 2008, we paid Harris $3.2 million under this capital lease obligation resulting from the $1.3 million impairment discussed above and for the lease payments. Our amortization expense on this capital lease was $0.2 million and $0.3 million for the quarters ended April 3, 2009 and March 28, 2008 and $0.8 million and $1.2 million for the three quarters ended April 3, 2009 and March 28, 2008.
Liquidity and Capital Resources
   Cash Flows

	Three Quarters Ended
	April 3, 2009	March 28, 2008
	(In millions)
Net cash provided by operating activities	$45.3	$35.4
Net cash (used in) provided by investing activities	(15.8)	2.8
Net cash used in financing activities	(0.6)	(11.3)
Effect of foreign exchange rate changes on cash	(8.3)	0.9

Net increase in cash and cash equivalents	$20.6	$27.8

Cash and Cash Equivalents
     We consider all highly liquid debt instruments purchased with a remaining maturity of three months or less as of the time of purchase to be cash equivalents. Our cash and cash equivalents increased by $20.6 million to $115.6 million during the first three quarters of fiscal 2009 compared with a $27.8 million increase during the first three quarters of fiscal 2008.
     During the three quarters ended April 3, 2009, our cash balances decreased by $8.3 million, primarily as a result of a decline in the foreign currency exchange rates of the Canadian Dollar, Polish Zloty, Brazilian Real and Mexican Peso to the U.S. Dollar. To the extent that exchange rates associated with these foreign currencies decline further, we could be subject to further decreases in our cash balances upon translation to U.S. Dollars. However, we continue to believe that our existing cash balances, even in light of the foreign currency volatility we are experiencing, are adequate to meet our liquidity and working capital requirements for the foreseeable future.
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
Net Cash Provided by Operating Activities
     Net cash and cash equivalents provided by our operating activities totaled $45.3 million during the first three quarters of fiscal 2009 compared with $35.4 million provided by operating activities during the first three quarters of fiscal 2008. Operating cash flow in the first three quarters of fiscal 2009 benefited from a $60.7 million decrease in receivables, and a $4.8 million increase in advance payments and unearned income. Increases to operating cash flow were partially offset by a $20.7 million decrease in amounts due to Harris.
     The decrease in receivables resulted primarily from successful aggressive collection efforts to maintain cash balances during the global recession which began in the second half of calendar 2008. Additionally, during the third quarter of fiscal 2009, our revenue declined by $20.2 million compared with the third quarter of fiscal 2008 which resulted in lower receivables recorded as of April 3, 2009. The $20.7 million decrease in the amount due to Harris resulted from payments made to become current on our accounts in the normal course of business.
     Net cash provided by our operating activities was $35.4 million in the first three quarters of fiscal 2008. Operating cash flow in the first three quarters of fiscal 2008 was affected by $1.8 million net loss, a decrease in unbilled costs and inventories and, an increase in advance payments and unearned income ($4.3 million) and other cash flow from operations. These increases to operating cash flow were partially offset by an increase of $10.9 million in receivables, decreases in accounts payable and accrued expenses ($1.4 million) and a $9.7 million decrease to restructuring liabilities and other during the first three quarters of fiscal 2008.
Net Cash (Used in) Provided by Investing Activities
     Net cash used in our investing activities was $15.8 million during the first three quarters of fiscal 2009 compared with $2.8 million provided by investing activities during the first three quarters of fiscal 2008. Investing activities during the first three quarters of fiscal 2009 included $1.2 million in purchases of short-term investments, $3.1 million of additions of capitalized software and $11.2 million of additions of property, plant and equipment. We also made $4.0 million in cash payments for the Telsima acquisition, net of acquisition costs and cash acquired in the transaction. These uses of cash in investing activities during the first three quarters of fiscal 2009 were partially offset by the receipt of $3.7 million in proceeds from the sale and maturity of short-term investments.
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
Net Cash Used in Financing Activities
     Net cash used in our financing activities during the first three quarters of fiscal 2009 was $0.6 million compared with $11.3 million during the first three quarters of fiscal 2008. During the first three quarters of fiscal 2009, we used our cash for the repayment of $8.8 million of long-term debt upon obtaining a new credit facility and the pay-off of $1.0 million of debt upon closing of the Telsima acquisition. We obtained cash from short-term borrowings of $10.0 million under the new credit facility to pay-off the long-term debt outstanding under the previous credit facility. We also made a payment of $0.8 million to reduce the long-term capital lease obligation with Harris during the first three quarters of fiscal 2009.
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

   Sources of Liquidity
     As of April 3, 2009, our principal sources of liquidity consisted of $116.2 million in cash, cash equivalents and short-term investments and $51.3 million of available credit under our $70.0 million credit facility, described below.
   Available Credit Facility and Repayment of Debt
     As of April 3, 2009 we had $51.3 million of credit available against our $70 million revolving credit facility with two commercial banks as described in Note J under Item 1, “Notes to Condensed Consolidated Financial Statements.” The total amount of revolving credit available as of April 3, 2009 was $70 million less short-term debt of $10.0 million drawn under the revolving credit portion of the facility and $8.7 million outstanding in standby letters of credit as of that date, which are defined as usage under the revolving credit portion of the facility. There were no long-term borrowings under the facility as of April 3, 2009.
     Our debt consisted of the following as of April 3, 2009 and June 27, 2008:

	April 3, 2009	June 27, 2008
	(In millions)
Long-term borrowings	$—	$8.8
Short-term borrowings	10.0	—

Total	10.0	8.8
Less short-term borrowings and current portion of long-term debt	(10.0)	(5.0)

Long-term debt outstanding	$—	$3.8

     The $10.0 million in short-term borrowings outstanding under the credit facility as of April 3, 2009 are fixed term Eurodollar borrowings with maturity dates of one to three months. There are no immediate plans to repay this amount. The credit facility expires on June 29, 2011.
     Based on covenants included as part of the credit facility we are required to maintain, as measured as of the last day of each fiscal quarter, a minimum liquidity ratio and a maximum leverage ratio. The liquidity ratio is defined as the ratio of total unrestricted cash and equivalents, short-term investments and marketable securities plus 50% of total monetary receivables to outstanding loans and letter of credit obligations under the facility. The leverage ratio is defined as the ratio of consolidated EBITDA for the four fiscal quarters most recently ended to total funded indebtedness. The impairments we recognized during the first three quarters of fiscal 2009 totaling $301.0 million for goodwill and the trade name “Stratex,” total charges for product transition of $29.8 million, acquired in-process research and development from the Telsima acquisition of $2.4 million and software impairment charges of $2.9 million did not adversely affect the calculations of our financial covenants under the credit facility. As of April 3, 2009, we were in compliance with these financial covenants. We anticipate that we will be able to maintain compliance with these financial covenants for the foreseeable future.
    Amount Due to Former Shareholders of Telsima
   Contractual Obligations
     The amounts disclosed in our Fiscal 2008 Form 10-K included our contractual cash obligations as of June 27, 2008 for repayment of debt and related interest, purchase obligations to acquire goods and services, payments for operating lease commitments, obligations to Harris, payments on our restructuring and severance liabilities, redemption of our preference shares and payment of the related required dividend payments and other current liabilities on our balance sheet in the normal course of business. During the three quarters ended April 3, 2009, no material changes occurred in our contractual obligations, except for purchase obligations, which increased to $41.8 million as of April 3, 2009 from $23.2 million as of June 27, 2008 primarily due to increased commitments to purchase finished products from our contract suppliers.
     As of April 3, 2009, we have an $8.0 million liability included in “Other accrued items” on our condensed consolidated balance sheet due to the former shareholders of Telsima in connection with the purchase price of this acquisition. The total purchase price excluding acquisition costs was $12.0 million of which $4.0 has been paid as of the closing date of February 27, 2009. The remaining payments consist of $2.5 million due on May 27, 2009, $2.5 million due on August 27, 2009 and $3.0 million due on February 27, 2010.
     Commercial Commitments
     We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit and other arrangements with financial institutions and insurers primarily relating to the guarantee of future performance on certain tenders and contracts to provide products and services to customers. During the three quarters ended April 3, 2009, our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements increased to $55.0 million from $50.5 million as of June 27, 2008.
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
   Exchange Rate Risk
     We use foreign exchange contracts to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated monetary assets and liabilities, including accounts receivable from customers and intercompany loans, customer orders in backlog and purchase commitments from suppliers. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. As of April 3, 2009, we had open foreign exchange contracts with a notional amount of $73.4 million, of which $13.5 million were designated as cash flow hedges under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”) and $59.9 million were not designated as Statement 133 hedges. That compares with total foreign exchange contracts with a notional amount of $80.4 million as of June 27, 2008, of which $19.2 million were designated as Statement 133 cash flow hedges and $61.2 million were not designated as Statement 133 hedges. As of April 3, 2009, contract expiration dates ranged from less than one month to four months with a weighted average contract life of approximately 1.4 months. The foreign exchange contracts designated as Statement 133 cash flow hedges have been used primarily to hedge currency exposures from customer orders currently in backlog that are denominated in non-functional currencies.
     As of April 3, 2009, we estimated that pre-tax income of $0.4 million would be reclassified into earnings from accumulated other comprehensive income within the next four months related to these cash flow hedges. The net gain or loss included in our earnings representing the amount of hedge ineffectiveness during the fiscal quarters ended April 3, 2009 and March 28, 2008 was not significant.
     We recognize in earnings any portion of the change in fair value of a derivative which is assessed as ineffective in accordance with the provisions of Statement 133. The amount recognized in our earnings related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness during each of the third quarters of fiscal 2009 and 2008 was less than a $0.1 million loss. The amount recognized in our earnings related to the component of the gain or loss on the derivative instrument excluded from the assessment of hedge effectiveness during the first three quarters of fiscal 2009 and 2008 was a $0.3 million loss and less than a $0.1 million gain. All of these derivatives were recorded at their fair value on our consolidated balance sheet in accordance with Statement 133. Factors that could impact the effectiveness of our hedging programs for foreign currency exposures include accuracy of exposure forecasts, volatility of currency markets and the cost and availability of hedging instruments.
     A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of April 3, 2009 would have an impact of approximately $5.4 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
   Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, short-term investments and bank debt borrowings.
Exposure on Cash Equivalents and Short-term Investments
     We do not use derivative financial instruments in our short-term investment portfolio. We invest in high-credit quality issues and, by policy, limit the amount of credit exposure to any one issuer and country. The portfolio includes only marketable securities with active third party or resale markets to ensure portfolio liquidity. The portfolio is also diversified by maturity to ensure that funds are readily available as needed to meet our liquidity needs. This policy reduces the potential need to sell securities in order to meet liquidity needs and therefore the potential effect of changing market rates on the value of securities sold.

     Our investment policy specifically excludes investments in auction rate or asset backed securities. All money market funds we utilize at banks and financial institutions are rated as prime and subject to federal regulations governing such funds. The money market funds we invest in have not been revalued below $1 per share or experienced liquidity issues.
     We had $116.2 million in cash, cash equivalents and short-term investments as of April 3, 2009. Short-term investments were $0.6 million as of April 3, 2009. As of April 3, 2009, short-term investments had contractual maturities of 72 and 102 days.
     The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents and short-term investments earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have not been material. The weighted average days to maturity for our cash equivalents and short-term investments combined as of April 3, 2009 was 2.4 days, and these investments had an average yield of 0.68% per annum.
     As of April 3, 2009, unrealized losses on our investments were not significant. Cash equivalents and short-term investments have been recorded at fair value on our balance sheet.
Exposure on Bank Debt Borrowings
     On June 30, 2008, we entered into a new revolving credit facility with two banks (the “New Facility”) for an initial committed amount of $70 million. As of that date, we repaid $8.8 million in long-term debt outstanding with the proceeds of a $10 million short-term borrowing under the New Facility. Under the New Facility, interest on our borrowings will be at either the greater of the bank’s prime rate or the Fed Funds rate plus 0.5% (for demand borrowings) or at LIBOR plus 1.25% (for fixed rate Eurodollar borrowings). We had $10 million in short-term borrowings under the New Facility as of April 3, 2009 bearing interest at LIBOR plus 1.25%. As of April 3, 2009, the weighted average interest rate on our short-term borrowings was 2.13%. A 10% change in interest rates on the current borrowings or on future borrowings are not expected to have a material impact on our financial position, results of operations or cash flows since interest on our short-term debt is not material to our overall financial position.
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
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of certain of our disclosure controls and procedures were not effective as of April 3, 2009 because of the continued existence of the material weakness related to project cost variances and account reconciliations as described in Management’s Report on Internal Control Over Financial Reporting in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended June 27, 2008 (“Management’s Report”).
     To address our material weaknesses related to project cost variances and account reconciliations, in September 2008, we began dedicating significant in-house and external resources to implement enhancements to remediate these material weaknesses. During the closing of our books for the quarter ended April 3, 2009, we performed additional account reconciliation procedures and reviews to address the risks associated with the material weaknesses. The material weaknesses will continue to exist until the following remediation steps are fully implemented:
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
     The effectiveness of these control changes has not been fully evaluated as of April 3, 2009.
Remediation of Material Weaknesses
     As discussed above, as of April 3, 2009, we identified material weaknesses in our internal control over project cost variances and account reconciliations. We are currently addressing these material weaknesses and expect to have these material weaknesses remediated by July 3, 2009.
Changes in Internal Control over Financial Reporting
     Except as otherwise discussed above, there have been no changes in our internal controls over financial reporting during the fiscal quarter ended April 3, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Descriptions of our legal proceedings are contained in Part I, Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements — “Note Q.”
Item 1A. Risk Factors.
     Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows and financial condition set forth under Item 1A, Risk Factors, in our Fiscal 2008 Form 10-K and in our second quarter Form 10-Q.
     We do not believe that there have been any other material additions or changes to the risk factors previously disclosed in our Fiscal 2008 Form 10-K and in our second quarter Form 10-Q, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Item 5. Other Information.
     On April 16, 2009, we filed a Current Report on Form 8-K to disclose material impairments under Item 2.06, which report is incorporated by reference in partial response to this item, and which contained an estimate of the impairment charges. In Part I, Item 2. of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarter Ended April 3, 2009 compared with Quarter Ended March 28, 2008”, we have disclosed the amounts of the impairment charges taken in the quarter ended April 3, 2009.
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

HARRIS STRATEX NETWORKS, INC. (Registrant)
Dated: May 12, 2009	By:	/s/ J. Russell Mincey
J. Russell Mincey
Interim Principal Accounting Officer and Global Corporate Controller (principal accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit
Number	Description

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.