Form 10-K
period 2009-07-03
Harris Stratex Networks, Inc.
filed 2009-09-04
CIK 1377789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 3, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33278
HARRIS STRATEX NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5961564 (I.R.S. Employer Identification No.)
637 Davis Drive Morrisville, North Carolina (Address of principal executive offices)	27560 (Zip Code)

Registrant’s telephone number, including area code: (919) 767-3230
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock, par value $0.01 per share Class B Common Stock, par value $0.01 per share Warrants	The NASDAQ Stock Market LLC None None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Rights to Purchase Series A Junior Participating Stock, par value $0.01 per share	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of January 2, 2009, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock and Class B Common Stock held by non-affiliates was approximately $135,276,000 (based upon the quoted closing sale price per share on the NASDAQ Global Market system). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of January 2, 2009 are affiliates.

Shares Outstanding as of
Class of Stock	August 28, 2009
Class A Common Stock, par value $0.01 per share	58,987,859
Class B Common Stock, par value $0.01 per share	—
Total shares of common stock outstanding	58,987,859

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on or about November 19, 2009, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended July 3, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

HARRIS STRATEX NETWORKS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended July 3, 2009

This Annual Report on Form 10-K contains trademarks of Harris Stratex Networks, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements of, about, concerning or regarding: our plans, strategies and objectives for future operations; our research and development efforts and new product releases and services; trends in revenue; drivers of our business and the markets in which we operate; future economic conditions, performance or outlook and changes in our industry and the markets we serve; the outcome of contingencies; the value of our contract awards; beliefs or expectations; the sufficiency of our cash and our capital needs and expenditures; our intellectual property protection; our compliance with regulatory requirements and the associated expenses; expectations regarding litigation; our intention not to pay cash dividends; seasonality of our business; the impact of foreign exchange and inflation; taxes; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects,” “targets,” “goals,” “seeing,” “delivering,” “continues,” “forecasts,” “future,” “predict,” “might,” “could,” “potential,” or the negative of these terms, and similar words or expressions.

These forward-looking statements are based on estimates reflecting the current beliefs of the senior management of Harris Stratex Networks. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include the following:

•	downturn in the global economy affecting customer spend;

•	continued price erosion as a result of increased competition in the microwave transmission industry;

•	the volume, timing and customer, product and geographic mix of our product orders may have an impact on our operating results;

•	the ability to achieve business plans for Harris Stratex Networks;

•	the ability to manage and maintain key customer relationships;

•	the ability to maintain projected product rollouts, product functionality, anticipated cost reductions or market acceptance of planned products;

•	the ability to successfully integrate entities acquired by Harris Stratex Networks;

•	future costs or expenses related to litigation;

•	the ability of our subcontractors to perform or our key suppliers to manufacture or deliver material;

•	customers may not pay for products or services in a timely manner, or at all;

•	the failure of Harris Stratex Networks to protect its intellectual property rights and its ability to defend itself against intellectual property infringement claims by others;

•	currency and interest rate risks;

•	the impact of political, economic and geographic risks on international sales;

•	the impact of slowing growth in the wireless telecommunications market combined with supplier and operator consolidations;

Other factors besides those listed here also could adversely affect us. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for more information regarding factors that may cause our results to differ materially from those expressed or implied by the forward-looking statements contained in this Annual Report on Form 10-K.

You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Annual Report on Form 10-K. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, along with provisions of the Private Securities Litigation Reform Act of 1995, and we undertake no obligation, other than as imposed by law, to update forward-looking statements to reflect further developments or information obtained after the date of filing of this Annual Report on Form 10-K or, in the case of any document incorporated by reference, the date of that document, and disclaim any obligation to do so.

PART I

Item 1.	Business.

Harris Stratex Networks, Inc., together with its subsidiaries, is a leading global supplier of turnkey wireless network solutions and comprehensive network management software, backed by an extensive suite of professional services and support. Harris Stratex Networks, Inc. may be referred to as the “Company,” “HSTX,” “Harris Stratex,” “we,” “us” and “our” in this Annual Report on Form 10-K.

We were incorporated in Delaware in 2006 to combine the businesses of Harris Corporation’s Microwave Communications Division (“MCD”) and Stratex Networks, Inc. (“Stratex”). Our principal executive offices are located at 637 Davis Drive, Morrisville, North Carolina 27560 and our telephone number is (919) 767-3230. Our common stock is listed on the NASDAQ Global Market under the symbol HSTX. As of July 3, 2009, we employed approximately 1,521 people.

Recent Developments

From the time we acquired Stratex on January 26, 2007, Harris Corporation (“Harris”) owned 32,913,377 shares or 100% of our Class B Common Stock which approximated 56% of the total shares of our common stock. On May 27, 2009, Harris distributed all of those shares to the Harris stockholders as a taxable pro rata stock dividend, and the Harris stockholders received approximately 0.24 of a share of Harris Stratex Class A Common Stock for every share of Harris common stock they owned on the record date. Upon the distribution, the Class B Common Stock converted automatically into shares of Class A Common Stock, which is now our only outstanding class of stock.

On March 2, 2009, we announced that we closed the acquisition (the “Acquisition”) of Telsima Corporation (“Telsima”) of Sunnyvale, California. Telsima is a leading developer and provider of WiMAX Forum Certified products for use in next generation broadband wireless networks. The Acquisition closed on February 27, 2009 and was consummated pursuant to an Agreement and Plan of Merger, dated February 27, 2009 (the “Merger Agreement”), by and among Harris Stratex Networks Operating Corporation, a wholly-owned subsidiary of the Company (“HSNOC”), Eagle Networks Merger Corporation, a wholly-owned subsidiary of HSNOC (“Merger Sub”), Telsima and the Holder Representative party thereto. The Merger Agreement provided for the acquisition by HSNOC of all of the outstanding equity securities of Telsima for cash through the merger of Merger Sub with and into Telsima. Following such merger, Telsima became a wholly-owned subsidiary of HSNOC.

Overview and Description of Business by Segment

We design, manufacture and sell a range of wireless networking products, solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe. Products include broadband wireless access base stations and customer premises equipment based upon the IEEE 802.16d-2004 and 16e-2005 standards for fixed and mobile WiMAX, point-to-point digital microwave radio systems for access, backhaul, trunking and license-exempt applications, supporting new network deployments, network expansion, and capacity upgrades. We offer a broad range of products and services, delivering them through three reportable business segments: North America Microwave, International Microwave and Network Operations. Network Operations serves all markets worldwide. Revenue and other financial information regarding our business segments are set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

North America Microwave

The North America Microwave segment delivers microwave radio products and services to major national carriers and other cellular network operators, public safety and other government agencies, systems integrators, transportation and utility companies and other private network operators within North America. Our North American business is primarily with the cellular backhaul and public safety segments.

Our North America segment revenue represented approximately 33% and 32% of our total revenue for fiscal 2009 and 2008. Although, generally we sell products and services directly to our North American customers, we also use distributors to sell some products and services.

International Microwave

The International Microwave segment delivers microwave radio products and services to regional and national carriers and other cellular network operators, public safety agencies, government and defense agencies, and other private network operators in every region outside of North America. Our wireless systems deliver regional and country-wide backbone in developing nations, where microwave radio installations provide 21st-century communications rapidly and economically. Rural communities, areas with rugged terrain and regions with extreme temperatures benefit from the ability to build an advanced, affordable communications infrastructure despite these challenges. A significant part of our international business consists of supplying wireless segments in small-pocket, remote, rural and metropolitan areas. High-capacity backhaul is one of the fastest growing wireless market segments and is a major opportunity for us. We see the increase in subscriber density and the forecasted growth and introduction of new bandwidth-hungry HSPA/WiMAX/LTE mobile broadband services as major drivers for growth in this market.

Our International Microwave segment represented approximately 65% and 64% of our revenue for fiscal 2009 and 2008. We sell products and services directly to our international customers and also use agents and distributors.

Network Operations

The Network Operations segment offers a wide range of software-based network management solutions for network operators worldwide, from element management to turnkey, end-to-end network management and service assurance solutions for virtually any type of communications or information network, including broadband, wireline, wireless and converged networks. The NetBoss product line develops, designs, produces, sells and services network management systems for these applications. ProVision® provides element management for all Harris Stratex wireless solutions.

Our Network Operations segment represented approximately 2% and 4% of our revenue for fiscal 2009 and 2008. We sell products and services of this segment to our customers directly and through agents, resellers and distributors.

Industry Background

Wireless transmission networks currently are constructed using microwave radios and other equipment to interconnect cell sites, switching systems, wireline transmission systems and other fixed access facilities. Wireless transmission networks range in size from a single transmission link connecting two buildings to complex networks comprising of thousands of wireless links. The architecture of a network is influenced by several factors, including the available radio frequency spectrum, coordination of frequencies with existing infrastructure, application requirements, environmental factors and local geography.

There has been an increase in capital spending in the wireless telecommunications industry in recent years. The demand for high-speed wireless transmission products has been growing at a higher rate than the wireless industry as a whole. We believe that this growth is directly related to a growing global subscriber base for mobile wireless communications services, increased demand for fixed wireless transmission solutions and demand for new services delivered from next-generation networks capable of delivering broadband services. Major driving factors for such growth include the following:

•	Increase in global wireless subscribers and introduction of new broadband mobile services. The number of global wireless subscribers and minutes of use per subscriber are expected to continue to increase. The primary drivers include increased subscription and dramatic growth in demand for mobile broadband data services facilitated by the introduction of new data-driven smartphones like the iPhone and Palm Pre. These Third-generation, or “3G,” data applications are now widely available in developed countries and this has fueled an acceleration of data usage. New mobile standards now being deployed including High Speed

Packet Access (HSPA) and mobile WiMAX will further increase the demand for mobile data. We believe that growth as a result of new data services will continue for the next several years and persist with the introduction of the next generation of radio technologies, referred to as “4G” or LTE (Long Term Evolution) for mobile networks starting in 2011. This demand for data is straining the capacity and capability of the existing mobile infrastructure. To address this problem we expect many operators to upgrade their backhaul networks to 100% Internet Protocol, or IP-based, from the current traditional time-division multiplexing, or TDM networks, in order to provide higher network capacity and increased flexibility at a lower overall operating cost.

•	Broadband Stimulus. The American Recovery and Reinvestment Act (ARRA), widely known as the stimulus bill, allocates $7.2 billion in grant and loan funding for broadband/wireless initiatives for rural unserved and underserved geographies across the country. This funding is available to a wide variety of organizations to purchase and implement network infrastructure and services to improve broadband coverage. In addition to the broadband initiative, the Smart Grid Investment Grant Program (SGIG) was recently announced with close to $4 billion available to utilities, rural electric cooperatives, distribution companies and system operators, for smart grid technologies, monitoring solutions and infrastructure, and viability analysis. Implementing communications infrastructure for intelligent energy initiatives is also a key part of this program. Wireless transmission, including WiMAX access and microwave middle-mile transmission, will be a key technology for stimulus related projects. Other countries, such as Australia, are also implementing broadband programs with government funding to simultaneously develop rural broadband services and stimulate local economies.

•	Increased establishment of mobile and fixed wireless telecommunications infrastructures in developing countries. In many places, telecommunications services are inadequate or unreliable because of the lack of existing infrastructure. To service providers in developing countries seeking to increase the availability and quality of telecommunications and Internet access services, wireless solutions are an attractive alternative to the construction or leasing of wireline networks, given their relatively low cost and ease of deployment. As a result, there has been an increased establishment of mobile and fixed wireless telecommunications infrastructures in developing countries. Emerging telecommunications markets in Africa, Asia, the Middle East, Latin America and Eastern Europe are characterized by a need to build out basic telecommunications systems. We believe that WiMAX will play a key role in bringing broadband services to these countries, which lack sufficient existing telecom infrastructure. Mobile operators are also looking at WiMAX deployments to augment or leverage their existing national networks to add new premium broadband residential and business customers to increase subscriber base and boost their average revenue per user (ARPU).

•	Global deregulation of telecommunications market and allocation of radio frequencies for broadband wireless access. Regulatory authorities typically allocate different portions of the radio frequency spectrum for various telecommunications services. Many countries have privatized the state-owned telecommunications monopoly and have opened their markets to competitive network service providers. Often these providers choose a wireless transmission service, which causes an increase in the demand for transmission solutions. Such global deregulation of the telecommunications market and the related allocation of radio frequencies for broadband wireless access transmission have led to increased competition to supply wireless-based transmission systems. Many governments and regulatory agencies around the world also are examining or are in the process of introducing new spectrum band licenses for the deployment of broadband services using WiMAX.

Recent Trends and Developments in the Industry

Other global trends and developments in the microwave communications markets include:

•	Continuing fixed-line to mobile-line substitution;

•	The migration of existing telecommunications network infrastructure from legacy TDM technologies such as SDH/SONET to high speed packet-based networks such as Ethernet/IP/MPLS, etc. This migration is moving faster in some sectors like mobile networks than others, but is a clear trend for the future that will drive significant network upgrades over the next three to five years;

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

Strategy

Over the past year, we have made significant strides in transforming our business from a pure-play microwave backhaul company to a more diverse company that not only strives to be a leader in mobile backhaul optimization but also one that aims to fully support the markets’ network capacity expansion and evolution to all-IP. We offer and will continue to improve upon our end-to-end solutions that deliver the network performance needed to support next generation services and enable a smooth transition from legacy networks. We aim to deliver the ultimate end-user experience and look to enhance our position as a leading provider of innovative, high-value wireless solutions for the worldwide mobile, network interconnection and broadband access markets.

Newer generation technologies such as packet-based 4G, WiMAX, and LTE require the need for high-speed packet infrastructures. To address their requirements, we intend to enhance our core Eclipse platform and its end-to-end value proposition by including new components and technology. This includes adding new features to the Eclipse platform and leveraging technology in third party products to provide a complete, holistic, end-to-end IP network solution.

We look to retain our position as a wireless transmission technology leader with Eclipse by ensuring our capabilities anticipate the evolving needs of our customers and the corresponding network technology use. The future roadmap for Eclipse evolves the platform towards a full convergence solution with embedded capabilities enabling full IP migration. The Eclipse solution for evolution to IP is the lowest risk, lowest cost, and most flexible solution available since it builds incrementally on the existing investment. The IP evolution capabilities are specifically enabled by the modular additions. This incremental plug-in approach allows operators to move towards all IP at their own pace, and most importantly without the risk, downtime or expense associated with a complete replacement or the forced migration to another platform.

Our Partner Products strategy enables us to go beyond wireless transmission to combat the vendor consolidation trend whereby customers are “buying more from fewer vendors.” Furthermore a broader portfolio enables us to further differentiate from other independent microwave only equipment competitors. Our edge when competing with smaller companies is our end-to-end delivery capability and worldwide presence to do so. Competing with larger companies, we should be able to react quicker and leverage best-of-breed products. Regardless of whether we are competing with a small or large company, we have an opportunity to straddle both sides of the competition with unrivaled technology leadership and service delivery.

With our recent acquisition and entry into the 4G/WiMAX space, we are now well positioned to address the growth areas of Broadband Wireless Access with fixed and mobile standard WiMAX products. The fixed WiMAX market (16d) is considerable today but quickly giving way to mobile WiMAX (16e) growth over the next few years. We and many analysts see the WiMAX market as a lucrative, growing area over the coming years with rapidly expanding addressable markets. To address this opportunity, we will focus on both fixed and mobile opportunities as well as regionally specific events to grow the business. We have a strong portfolio and position in our 16d business and are poised to take market share — our strategy for 16d growth is already underway, focused on capturing growth from competitors. Our 16e business is poised to address further opportunities in all regions of the world. We will continue to expand our portfolio in the WiMAX space with a robust roadmap of development in access and core products.

Our strategy entails partnering with companies with technical expertise to meet customer demand for and end-to-end solution.

As part of our strategy in each product area, we will continue to leverage our end-to-end service capability to win business. Our Global Network Services organization is focused on developing new advanced services, enabling and improving service delivery globally, and managing a portfolio of services that creates value for our customers. Today, we design, deploy, manage, optimize and maintain the wireless networks of many of the largest telecom operators in the world. Our strategic intent is to expand our advanced services, combining our core IP backhaul expertise, for 4G/WiMAX and energy and security with service assurance and management tools.

In every case, we will continue to serve and expand upon our existing customer base. We have sold more than 500,000 microwave radios in over 150 countries and are present in over 260 mobile networks worldwide. We intend to leverage our customer base, our longstanding presence in many countries, our distribution channels, our comprehensive product line, our superior customer service and our turnkey solution capability to continue to sell existing and new products and services to current customers.

Solutions

Our solutions are designed to meet the various regional, operational and licensing needs of our customers. We provide end-to-end turnkey broadband telecommunications systems, including complete design, deployment, maintenance and managed network services, while being an attentive and adaptive partner to our customers — a key competitive differentiator for Harris Stratex. Our solutions offer the following benefits:

•	Broad product and solution portfolio. We offer a comprehensive suite of wireless systems for 4G/WiMAX broadband access and microwave backhaul applications. Our solution consists of tailored offerings of our own wireless products and integrated ancillary equipment from Harris Stratex or other manufacturers, element and network management systems and professional services. These solutions address a wide range of transmission frequencies, ranging from 400 MHz to 40 GHz, and a wide range of transmission capacities, ranging up to 2.5 gigabits per second. The major product families included in these solutions are StarMAX, Eclipse, TRuepoint, Constellation, NetBoss and ProVision, which are described below.

•	Low total cost of ownership. Wireless-based solutions offer a relatively low total cost of ownership, including savings on the combined costs of initial acquisition, installation and ongoing operation and maintenance. Multiple factors work to reduce cost of ownership. Our latest generation system designs reduce rack space requirements, require less power, are software-configurable to reduce spare parts requirements, and are simple to install, operate, upgrade and maintain. Our advanced wireless features can also enable operators to save on related costs, including spectrum fees and tower rental fees.

•	Future-proof network. Our solutions are designed to future-proof the network operator’s investment, via software-configurable capacity upgrades and plug-in modules that provide a smooth migration path to emerging technologies, such as carrier Ethernet and IP-based networking, without the need for costly equipment change-out. Our product roadmaps incorporate key technologies anticipated to be needed by operators for their network evolution to support new broadband services.

•	Flexible, easily configurable products. We use flexible architectures with a high level of software configurable features. This design approach produces high-performance products with the maximum reuse of components while at the same time allowing for a manufacturing strategy with a high degree of flexibility, improved cost and reduced time to market. The software features of our products give our customers a greater degree of flexibility in installing, operating and maintaining their networks.

•	Comprehensive network management. We offer a range of flexible network management solutions, from element management to enterprise-wide network management and service assurance — all optimized to work with our wireless systems. We also offer NetBoss as a stand-alone solution for a wide range of communications and information networking environments in virtually any industry.

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

Product Portfolio

We offer a comprehensive product portfolio that addresses the needs of service providers and network operators in every region of the world, addressing a broad range of applications, frequencies, capacities and network topologies. Product categories include 4G/WiMAX (fixed and mobile) broadband access, licensed (subject to local frequency regulatory requirements) and license-exempt (operating in license-exempt frequencies) point-to-point microwave radios, element and network management software.

4G/WiMAX Broadband Wireless Access

WiMAX is a 4G wireless access technology now being deployed for mobile and fixed broadband network applications throughout the world. WiMAX can be an ideal means to provide broadband services to communities and populations that are not currently served or well served by existing telecommunications networks, whether in developing economies, such as in Africa, or in rural areas of developed nations in Europe and North America.

Our StarMAX platform is the result of the February 27, 2009 acquisition of Telsima Corporation by Harris Stratex Networks and includes an extensive portfolio of IEEE 802.16d-2004 and 16e-2005 compatible base stations, fixed and mobile subscriber devices, ASN gateway solutions, home agent and network management tools.

Licensed Point-to-Point Microwave Radios

Over 50% of the world’s mobile network base stations are interconnected using licensed microwave technology. Microwave is also extensively used as a cost effective alternative to competing wireline transmission media, such as fiber, copper or coaxial cable, or in deployments where cables are just not practical, such as over mountainous or rough terrain or over water. Other network applications that make significant use of microwave for these reasons include public safety/homeland security, public land mobile radio (PMR/TETRA), utilities, local/state/federal government, IT/Enterprise, health and education authorities, transportation networks, broadcast, defense/military and other private networks applications.

Our principal product families of licensed point-to-point microwave radios include Eclipse, a platform for nodal wireless transmission systems, and TRuepoint 6500, a platform for ultra-high capacity trunking applications. An enhanced version of Eclipse, called Eclipse Packet Node, was introduced in 2009 to address the market for high speed IP transport and TDM to IP convergence features in support of the evolution of mobile backhaul networks. Constellation and TRuepoint 5000 continue to be significant product families used for North American high-capacity trunking and backhaul applications respectively.

Eclipse

Eclipse combines wireless transmission functions with network processing node functions, including many functions that, for non-nodal products, would have to be purchased separately. Each Eclipse Intelligent Node Unit is a complete network node, able to support multiple radio paths. System functions include voice, data and video transport, node management, multiplexing, routing and cross-connection. Eclipse is designed to simplify complex networks and lower the total cost of ownership over the product life. We believe that these are significant innovations that address the needs of a broad range of customers.

Our Eclipse Packet node product provides a complete convergence solution to an all IP-based network and enables a network migration and optimization strategy for operators, regardless of the mixed technology state of their access network, with the most comprehensive set of market-leading capabilities. Eclipse Packet Node supports market leading IP capacities of over 2 Gbit/s per radio path, along with TDM support both natively and using industry-standard Pseudowires. We introduced the new IRU600 all-indoor radio frequency unit in 2009, to meet the specific requirements of North American operators for an indoor mounted, high power architecture.

TRuepoint

Our TRuepoint 5000 product family offers full plug-and-play, software-programmable microwave radio configuration. It delivers service from 4 to 180 megabits per second capacity at frequencies ranging from 6 to 38 GHz. TRuepoint is designed to meet the current needs of network operators, including mobile, private network, government and access service providers. The unique architecture of the core platform reduces both capital expenditures and life cycle costs, while meeting international and North American standards. The software-based architecture enables migration from traditional microwave access applications to higher-capacity transport interconnections.

The TRuepoint 6500 family continues our tradition of high-performance, high-reliability wireless transport for national trunking networks. The TRuepoint 6500 provides very-high-capacity trunking and software-programmable features in an advanced compact architecture. TRuepoint reduces cost of deployment through smaller antenna requirements, increased transmission distance and fewer repeater sites. It also reduces operating costs through high reliability, efficient diagnostics and network management, reduced real estate requirements, low power consumption and reduced spare parts and training requirements.

Constellation

Our Constellation family of medium-to-high-capacity point-to-point digital radios operates in the 6, 7/8 and 10/11 GHz frequencies, which are designed for network applications and support both PDH and SONET for North American applications. Constellation radios are suited for wireless mobile carriers and private operators, including critical public safety networks.

License-Exempt Point-to-Point Microwave Radios

We offer license-exempt wireless interconnection for wireless access, cellular backhaul, Internet service, local and wide area networking and emergency response communications systems. These solutions enable network operators to deploy wireless transmission systems rapidly, reliably and cost-efficiently, while avoiding costly, time-consuming frequency coordination and licensing.

Network Management

Our major network management product families include NetBoss and ProVision. These product families offer a broad set of choices for all levels of network management, from enterprise-wide management and service assurance to element management.

NetBoss

NetBoss is a family of network management and service assurance solutions for managing multi-vendor, multi-technology communications networks. It offers high performance, availability, scalability and flexibility and is designed to manage complex and demanding networks, including networks built on advanced next-generation technologies.

NetBoss supports wireless and wireline networks of many types, offering fault management, performance management, service activation and assurance, billing mediation and OSS integration. As a modular, off-the-shelf product, it enables customers to implement management systems immediately or gradually, as their needs dictate. NetBoss also supports advanced element management. NetBoss products are optimized to work seamlessly with our digital microwave radios, such as the TRuepoint family, but also can be customized to manage products based on any network or computing technology.

ProVision

The ProVision element manager is a centralized network monitoring and control system designed specifically to manage wireless transmission networks. ProVision is a platform-independent Java-based application, and can support small network systems as well as large networks in excess of 1,000 radio links. The ProVision management system is built on open standards, and seamlessly integrates into higher-level system management products through commonly available interfaces.

Business Operations

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

We also have informal, and in some cases formal, relationships with Original Equipment Manufacturers (“OEMs”) base station suppliers. Such relationships increase our ability to pursue a limited number of major contract awards each year. In addition, such relationships provide our customers with easier access to financing and integrated system providers with a variety of equipment and service capabilities. In selected countries, we also market our products through independent agents and distributors, as well as through system integrators.

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

Backlog

Our backlog by business segment is as follows:

	July 3,	August 22,
	2009	2008
	(In millions)

North America Microwave	$84.0	$101.1
International Microwave	119.1	250.9
Network Operations	7.8	11.9

	$210.9	$363.9

Substantially this entire backlog is expected to be filled during fiscal 2010, but we can give no assurance of such fulfillment. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix and the possibility of changes in delivery schedules and additions or cancellations of orders. As of July 3, 2009, backlog with one major customer accounts for approximately 23% of total backlog.

Customers

Principal customers for our products and services include domestic and international wireless/mobile service providers, original equipment manufacturers, as well as private network users such as public safety agencies, government institutions, and utility, pipeline, railroad and other industrial enterprises that operate wireless networks.

During fiscal 2009 and 2008, we had one International Microwave segment customer in Africa (Mobile Telephone Networks or MTN) that accounted for 17% and 13% of our total revenue. MTN is an affiliated group of separate regional carriers and operators located on the continent of Africa. As of July 3, 2009, MTN as a whole accounted for approximately 6% of our accounts receivable. In fiscal 2007, no customers accounted for more than 10% of our total revenue.

Although we have a large customer base, during any given fiscal year or quarter, a small number of customers may account for a significant portion of our revenue. In certain circumstances, we sell our products to service providers through OEMs, which provide the service providers with access to financing and in some instances, protection from fluctuations in international currency exchange rates.

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

International Business

The following tables present measures of our revenue in international markets as a percentage of total revenue and international revenue:

Percentage
of Total
Description	Revenue

Revenue from U.S. exports or manufactured abroad:
Fiscal 2009	69%
Fiscal 2008	73%
Fiscal 2007	67%

Percentage
of Non U.S.
Description	Revenue

Revenue from U.S. exports:
Fiscal 2009	13%
Fiscal 2008	22%
Fiscal 2007	63%

Percentage
of Total
Description	Revenue

Revenue from operations conducted in local international currencies:
Fiscal 2009	21%
Fiscal 2008	22%
Fiscal 2007	19%

Percentage
of Total
Description	Revenue

Revenue from customers in international countries greater than 5%:
Fiscal 2009 Nigeria	22%
Fiscal 2009 Poland	5%
Fiscal 2008 Nigeria	19%
Fiscal 2007 Nigeria	11%
Fiscal 2007 Canada	8%

The functional currency of our subsidiaries located in the United Kingdom, Singapore, Mexico and New Zealand is the U.S. dollar so the effect of foreign currency changes have not had a significant effect on our revenue. Direct export sales, as well as sales from international subsidiaries, are primarily denominated in U.S. dollars. International operations represented 63% of our long-lived assets as of July 3, 2009 and 58% of long-lived assets as of June 27, 2008.

International marketing activities are conducted through subsidiaries operating in Europe, Central and South America, Africa and Asia. We also have established marketing organizations and several regional sales offices in these same geographic areas.

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

A significant portion of our exports are paid for by letters of credit, with the balance carried on an open account. In addition, significant international government contracts generally require us to provide performance guarantees.

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

Competition

The wireless access, backhaul and interconnection business is a specialized segment of the wireless telecommunications industry that is sensitive to technological advances and is extremely competitive. Some of our competitors have more extensive engineering, manufacturing and marketing capabilities and greater financial, technical and personnel resources than we have. Some of our competitors may have greater name recognition, broader product lines (some including non-wireless telecommunications equipment), a larger installed base of products and longer-standing customer relationships. In addition, some competitors offer seller financing which is a competitive advantage in the current economic environment.

Although successful product and systems development is not necessarily dependent on substantial financial resources, many of our competitors are significantly larger than us and can maintain higher levels of expenditures for research and development. In addition, a portion of our overall market is addressed by large mobile infrastructure providers, who bundle microwave radios with other mobile network equipment, such as cellular base stations or switching systems, and offer a full range of services. This part of the market is generally not open to independent microwave suppliers such as us.

We also compete with a number of smaller independent private and public specialist companies, who typically leverage new technologies and low-cost models, but usually are not able to offer a complete solution including turnkey services in all regions of the world.

Our principal microwave competitors include large established companies such as Alcatel-Lucent, Ericsson, NEC, Huawei and Nokia Siemens Networks, as well as a number of other smaller public and private companies such as Ceragon, Dragonwave and SIAE Technologies in selected markets. Several of our competitors are original equipment manufacturers or systems integrators through which we sometimes distribute and sell products and services to end users.

In the WiMAX access market we again compete against large established companies such as Alcatel-Lucent, Cisco, Huawei, Motorola and Samsung, as well as numerous tier 2 and 3 competitors that include Alvarion, Aperto and Redline.

We concentrate on market opportunities that we believe are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors are cost-effectiveness, product quality and reliability, technological capabilities, service, ability to meet delivery schedules and the effectiveness of dealers in international areas. We believe that the combination of our network and systems engineering support and service, global reach, technological innovation and agility, financial strength and close collaborative relationship with our customers, is the key competitive strengths for us. However, customers may still make decisions based purely on factors such as price and/or past or existing relationships.

Research, Development and Engineering

We believe that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements is essential to our success. Accordingly, we allocate, and intend to continue to allocate, a significant portion of our resources to research and development efforts in four major areas: Backhaul, Radio Access Networks, Core Networks and Network Management Systems.

Our research, development and engineering expenditures totaled $40.4 million, or 5.9% of revenue, in fiscal 2009, $46.1 million, or 6.4% of revenue in fiscal 2008, and $39.4 million, or 7.8% of revenue in fiscal 2007.

Research, development and engineering are primarily directed to the development of new products and to building technological capability. We are, and historically have been, an industry innovator. Consistent with our history and strategy of introducing innovative products, we intend to continue to focus significant resources on product development in an effort to maintain our competitiveness and support our entry into new markets. We maintain new product development programs that could result in new products and expansion of the Eclipse, TRuepoint, NetBoss and the new StarMAX platform which was a result of the February 27, 2009 acquisition of Telsima Corporation.

We maintain an engineering and new product development department, with scientific assistance provided by advanced-technology departments. As of July 3, 2009, we employed a total of 261 people in our research and development organizations in Morrisville, North Carolina; San Jose, California; Wellington, New Zealand; Singapore; Slovenia and India.

Patents and Other Intellectual Property

We consider our patents and other intellectual property rights, in the aggregate, to constitute an important asset. We own a portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property. We also license intellectual property to and from third parties. As of August 21, 2009, we held 101 U.S. patents and 84 international patents and had 41 U.S. patent applications pending and 74 international patent applications pending. We do not consider our business to be materially dependent upon any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. From time to time, we might engage in litigation to enforce our patents and other intellectual property or defend against claims of alleged infringement. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. Numerous trademarks used on or in connection with our products are also considered to be valuable assets.

In addition, to protect confidential information, including our trade secrets, we require our employees and contractors to sign confidentiality and invention assignment agreements. We also enter into non-disclosure agreements with our suppliers and appropriate customers to limit access to and disclosure of our proprietary information.

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

Our strategy for procuring raw material and supplies includes dual sourcing on strategic assemblies and components. In general, we believe this reduces our risk in regards to the potential financial difficulties in our supply base. During fiscal 2009, we have not had any material disruptions in procuring raw materials and supplies. In some instances, we are dependent upon one or a few sources, either because of the specialized nature of a particular item or because of local content preference requirements pursuant to which we operate on a given project. Examples of sole or limited sourcing categories include metal fabrications and castings, for which we own the tooling and therefore limit our supplier relationships, and MMICs (a type of integrated circuit used in manufacturing microwave radios), which we procure at volume discount from a single source. Our supply chain plan includes mitigation plans for alternative manufacturing sources and identified alternate suppliers.

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

Employees

As of July 3, 2009, we employed 1,521 people, compared with 1,410 people at the end of fiscal 2008. In February 2009, we added 146 employees through the acquisition of Telsima. Approximately 769 of our employees are located in the U.S. We also utilized approximately 100 independent contractors as of July 3, 2009. None of our employees in the U.S. is represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our relations with our employees are good.

Web site Access to Harris Stratex Reports; Available Information

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

Corporate Governance Principles and Committee Charters.  We have adopted Corporate Governance Principles, which are available on the Corporate Governance section of our Web site at http://www.harrisstratex.com/cg/default.asp. In addition, the charters of each committee of our Board of Directors, including the Compensation Committee, Audit Committee and Governance and Nominating Committee, are also available on the Corporate Governance section of our Web site. Copies of these charters are also available free of charge upon written request to our Corporate Secretary at Harris Stratex Networks, Inc., 637 Davis Drive, Morrisville, North Carolina 27560.

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

We have many business risks including those related to our financial performance, investments in our common stock, operating our business and legal matters. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are not aware of or focused on may also impair our business operations. If any of these risks actually occur, our financial condition and results of operations could be materially and adversely affected.

We may not be profitable.

As measured under U.S. generally accepted accounting principles (“U.S. GAAP”), we have incurred a net loss in each of the last five fiscal years. We incurred a net loss of $355.0 million in fiscal 2009, $11.9 million in fiscal 2008 and $21.8 million in fiscal 2007. We can give no assurance that we will be consistently profitable, if at all.

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

The United States economy is in recession and there has been a general downturn in the global economy. A continuation or worsening of these conditions, including the ongoing credit and capital markets disruptions, could have an adverse impact on our business, operating results or financial condition in a number of ways. For example:

•	We may experience declines in revenues, profitability and cash flows as a result of reduced orders, payment delays or other factors caused by the economic problems of our customers and prospective customers. During the last quarter, some customers advised us of their intention to slow deployments to conserve cash. Such customer attitudes could continue to affect out business, financial condition and cash flows adversely.

•	We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors.

•	We may incur increased costs or experience difficulty either in making future borrowings under our credit facility or otherwise in obtaining financing for our operating activities, investing activities (including the financing of any future acquisitions) or financing activities.

Credit and commercial risks and exposures could increase if the financial condition of our customers declines.

A substantial portion of our sales are to customers in the telecommunications industry. These customers may require their suppliers to provide extended payment terms, direct loans or other forms of financial support as a condition to obtaining commercial contracts. We expect that we may provide or commit to financing where appropriate for our business. Our ability to arrange or provide financing for our customers will depend on a number of factors, including our credit rating, our level of available credit and our ability to sell off commitments on acceptable terms. More generally, we expect to routinely enter into long-term contracts involving significant amounts to be paid by our customers over time. Pursuant to these contracts, we may deliver products and services representing an important portion of the contract price before receiving any significant payment from the customer. As a result of the financing that may be provided to customers and our commercial risk exposure under long-term contracts, our business could be adversely affected if the financial condition of our customers erodes. Over the past few years, certain of our customers have filed with the courts seeking protection under the bankruptcy or reorganization laws of the applicable jurisdiction, or have experienced financial difficulties. As a result of the more challenging economic environment, we saw some increase in the number of our customers experiencing such difficulties in 2008, and we expect that trend to intensify if global economy deteriorates further in 2009. That trend may be exacerbated in many emerging markets, where our customers are being affected not only by recession, but by deteriorating local currencies and a lack of credit. Upon the financial failure of a customer, we may experience losses on credit extended and loans made to such customer, losses relating to our commercial risk exposure and the loss of the customer’s ongoing business. If customers fail to meet their obligations to us, we may experience reduced cash flows and losses in excess of reserves, which could materially adversely impact our results of operations and financial position.

Our customers may not pay for products and services in a timely manner, or at all, which would decrease our cash flows and adversely affect our working capital.

Our business requires extensive credit risk management that may not be adequate to protect against customer nonpayment. A risk of non-payment by customers is a significant focus of our business. We expect a significant amount of future revenue to come from international customers, many of whom will be startup telecom operators in developing countries. We do not generally expect to obtain collateral for sales, although we require letters of credit or credit insurance as appropriate for international customers. For information regarding the percentage of revenue attributable to certain key customers, see the risks discussed in the factor below titled “Because a significant amount of our revenue may come from a limited number of customers, the termination of any of these customer relationships may adversely affect our business.” Our historical accounts receivable balances have been concentrated in a small number of significant customers. Unexpected adverse events impacting the financial condition of our customers, bank failures or other unfavorable regulatory, economic or political events in the countries in which we do business may impact collections and adversely impact our business, require increased bad debt expense or receivable write-offs and adversely impact our cash flows, financial condition and operating results.

Part of our inventory may be written off, which would increase our cost of revenues. In addition, we may be exposed to inventory-related losses on inventories purchased by our contract manufacturers.

In fiscal 2009, we recorded charges of $29.8 million for product transition and $3.4 for purchase obligations from contract manufacturers. In fiscal 2008, we recorded charges of $14.7 million for inventory impairment charges resulting from post-merger product transitioning and product end-of-life events.

Inventory of raw materials, work in-process or finished products may accumulate in the future, and we may encounter losses due to a variety of factors, including:

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

Further, our inventory of finished products may accumulate as the result of cancellation of customer orders or our customers’ refusal to confirm the acceptance of our products. Our contract manufacturers are required to purchase inventory based on manufacturing projections we provide to them. If our actual orders from our customers are lower than these manufacturing projections, our contract manufacturers will have excess inventory of raw materials or finished products which we would be required to purchase. In addition, we require our contract manufacturers from time to time to purchase more inventory than is immediately required, and to partially assemble components, in order to shorten our delivery time in case of an increase in demand for our products. In the absence of such increase in demand, we may need to compensate our contract manufacturers. If we are required to purchase excess inventory from our contract manufacturers or otherwise compensate our contract manufacturers for purchasing excess inventory, our business, financial condition and results of operations could be materially adversely affected. We also may purchase components or raw materials from time to time for use by our contract manufacturers in the manufacturing of our products. These purchases are based on our own manufacturing projections. If our actual orders are lower than these manufacturing projections, we may accumulate excess inventory which we may be required to write-off. If we are forced to write-off this inventory other than in the normal course of business, our business, financial condition, results of operations could be materially affected adversely.

We may undertake further restructurings which may adversely impact our operations, and we may not realize all of the anticipated benefits of our prior or any future restructurings.

We continue to restructure and transform our business to realign resources and achieve desired cost savings in an increasingly competitive market. During fiscal 2009, 2008 and 2007, we undertook restructuring activities implemented within the merger restructuring plans approved in connection with the January 26, 2007 merger between the Microwave Communications Division of Harris Corporation and Stratex Networks, Inc. Additionally, during the first quarter of fiscal 2009, we announced a new restructuring plan (the “Fiscal 2009 Plan”) to reduce our worldwide workforce. These restructuring plans included the consolidation of facilities and operations of the predecessor entities in Canada, France, the U.S., China, Brazil and, to a lesser extent, Mexico, New Zealand and the United Kingdom. If we consolidate additional facilities in the future, we may incur additional restructuring and related expenses, which could have a material adverse effect on our business, financial condition or results of operations.

We have based our restructuring efforts on assumptions and plans regarding the appropriate cost structure of our businesses based on our product mix and projected sales among other factors. These assumptions may not be correct and we may not be able to operate in accordance with our plans. Should this occur we may determine that we must incur additional restructuring charges in the future. Moreover, we cannot assure you that we will realize all of the anticipated benefits of the restructurings or that we will not further reduce or otherwise adjust our workforce or exit, or dispose of, certain businesses and protect lines. Any decision by management to further limit investment, exit, or dispose of businesses may result in the recording of additional restructuring charges. As a result, the costs actually incurred in connection with the restructuring efforts may be higher than originally planned and may not lead to the anticipated cost savings and/or improved results.

Our average sales prices may decline in the future.

Currently, manufacturers of digital microwave telecommunications equipment are experiencing, and are likely to continue to experience, declining sales prices. This price pressure is likely to result in downward pricing pressure on our products and services. As a result, we are likely to experience declining average sales prices for our products. Our future profitability will depend upon our ability to improve manufacturing efficiencies, reduce costs of materials used in our products, and to continue to introduce new lower-cost products and product enhancements. If we are unable to respond to increased price competition, our business, financial condition and results of operations will be harmed. Because customers frequently negotiate supply arrangements far in advance of delivery dates, we may be required to commit to price reductions for our products before we are aware of how, or if, cost reductions can be obtained. As a result, current or future price reduction commitments and any inability on our part to respond to increased price competition, could harm our business, financial condition and results of operations.

We may experience additional impairment charges for our intangible assets or goodwill.

During fiscal 2009, we recorded charges of $279.0 million to write-off all of our goodwill prior to the acquisition of Telsima and $32.6 million for a majority of our “Stratex” trade name indefinite lived-asset. As a result, the remaining value of the “Stratex” trade name was $0.4 million as of July 3, 2009 and it has a useful life of six months. As of July 3, 2009, the net carrying value of our total definite-lived intangible assets, and recently acquired goodwill from the Telsima acquisition totaled approximately $84.1 million and $3.2 million.

Our intangible assets are subject to impairment testing in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets and our goodwill is subject to an impairment test in accordance with Statement No. 142, Goodwill and Other Intangible Assets. We review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant negative industry or economic trends, including a lack of recovery in the market price of our common stock or the fair value of our debt, disruptions to our business, unexpected significant changes or planned changes in the use of the intangible assets, and mergers and acquisitions could result in the need to reassess the fair value of our assets and liabilities which could lead to an impairment charge for any of our definite-lived intangible assets or goodwill. An impairment charge related to our intangible assets or goodwill could have a significant adverse effect on our financial position and results of operations in the period in which it is incurred.

Our effective tax rate could be highly volatile and could adversely affect our operating results.

Our future effective tax rate may be adversely affected by a number of factors, many of which are outside of our control, including:

•	The jurisdictions in which profits are determined to be earned and taxed;

•	Adjustments to estimated taxes upon finalization of various tax returns;

•	Increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;

•	Changes in available tax credits;

•	Changes in share-based compensation expense;

•	Changes in the valuation of our deferred tax assets and liabilities;

•	Changes in domestic or international tax laws or the interpretation of such tax laws; and

•	The resolution of issues arising from tax audits with various tax authorities.

•	The tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods.

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

On January 26, 2007, we completed our merger with Stratex Networks, Inc. Prior to the merger, we were a division of Harris Corporation and we relied on administrative and other resources of Harris to operate our business. In connection with the merger, we entered into a transition services agreement with Harris to retain the ability to use these Harris resources at our option, some for a specified term, which pursuant to an amendment in the second quarter of fiscal 2009, will expire September 30, 2010. Pursuant to the transition services agreement, Harris provides us with database management, supply chain systems, sales and service, financial systems, HR systems, internal and information systems shared services support, network management and help desk support, and server administration and support, and charges us for these services at a stipulated rate based on our actual usage. This agreement can be terminated by either party upon 90 days’ prior written notice. We must be able to replace these services prior to termination of the transition services agreement. It is likely that replacing these services will require new capital expenditures and that our costs for these services may increase once we are no longer receiving these services from Harris under the current agreement. This could adversely affect our operating results and cash flows going forward.

Because a significant amount of our revenue may come from a limited number of customers, the termination of any of these customer relationships may adversely affect our business.

Sales of our products and services historically have been concentrated in a small number of customers. Principal customers for our products and services include domestic and international wireless/mobile service providers, original equipment manufacturers, as well as private network users such as public safety agencies; government institutions; and utility, pipeline, railroad and other industrial enterprises that operate broadband wireless networks. We had revenue from a single external customer that exceeded 10% of our total revenue during fiscal 2009 and 2008, but not during fiscal 2007. Although we have a large customer base, during any given quarter, a small number of customers may account for a significant portion of our revenue.

It is possible that a significant portion of our future product sales also could be concentrated in a limited number of customers. In addition, product sales to major customers have varied widely from period to period. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or our inability to gain additional customers could result in declines in our revenue or an inability to grow revenue. In addition, consolidation of our potential customer base could result in purchasing decision delays as consolidating customers integrate their operations and could generally reduce our opportunities to win new customers to the extent that the number of potential customers decreases. Furthermore, as our customers become larger, they may have more leverage to negotiate better pricing which could adversely affect our revenues and gross margins.

We will face strong competition for maintaining and improving our position in the market, which could adversely affect our revenue growth and operating results.

The wireless interconnection and access business is a specialized segment of the wireless telecommunications industry and is extremely competitive. We expect competition in this segment to increase. Some of our competitors have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical and personnel resources than we have. In addition, some of our competitors have greater name recognition, broader product lines, a larger installed base of products and longer-standing customer relationships. Our competitors include established companies, such as Alcatel-Lucent, Eltek ASA, Ericsson, NEC and Nokia Siemens Networks, as well as a number of other public and private companies such as Ceragon and Huawei Technologies in selected markets. Some of our competitors are original equipment manufacturers or systems integrators through whom we market and sell our products, which means our business success may depend on these competitors to some extent. One or more of our largest customers could internally develop the capability to manufacture products similar to those manufactured or outsourced by us and, as a result, the demand for our products and services may decrease.

In addition, we compete for acquisition and expansion opportunities with many entities that have substantially greater resources than we have. Our competitors may enter into business combinations in order to accelerate product development or to compete more aggressively and we may lack the resources to meet such enhanced competitions.

Our ability to compete successfully will depend on a number of factors, including price, quality, availability, customer service and support, breadth of product line, product performance and features, rapid time-to-market delivery capabilities, reliability, timing of new product introductions by us, our customers and competitors, the ability of our customers to obtain financing and the stability of regional sociopolitical and geopolitical circumstances, and the ability of large competitors to obtain business by providing more seller financing especially for large transactions. We can give no assurances that we will have the financial resources, technical expertise, or marketing, sales, distribution, customer service and support capabilities to compete successfully, or that regional sociopolitical and geographic circumstances will be favorable for our successful operation.

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

Our success will depend on new product introductions, product transitioning and customer acceptance.

The market for our products is characterized by rapid technological change, evolving industry standards and frequent new product introductions. Our future success will depend, in part, on continuous, timely development and introduction of new products and enhancements that address evolving market requirements and are attractive to customers. We believe that successful new product introductions provide a significant competitive advantage because of the significant resources committed by customers in adopting new products and their reluctance to change products after these resources have been expended. We have spent, and expect to continue to spend, significant resources on internal research and development to support our effort to develop and introduce new products and enhancements. As we transition to common product platforms, we may face significant risk that current customers may not accept these new products. To the extent that we fail to introduce new and innovative products that are adopted by customers, we could fail to obtain an adequate return on these investments and could lose market share to our competitors, which could be difficult or impossible to regain. In addition, we could incur significant costs in completing the transition.

If we fail to accurately forecast our manufacturing requirements or customer demand, we could incur additional costs which would adversely affect our business and results of operations.

If we fail to accurately predict our manufacturing requirements or forecast customer demand, we may incur additional costs of manufacturing and our gross margins and financial results could be adversely affected. If we overestimate our requirements, our contract manufacturers may experience an oversupply of components and assess us charges for excess or obsolete components that could adversely affect our gross margins. If we underestimate our requirements, our contract manufacturers may have inadequate inventory or components, which could interrupt manufacturing and result in higher manufacturing costs, shipment delays, damage to customer relationships and/or our payment of penalties to our customers. Our contract manufacturers may also have other customers and may not have sufficient capacity to meet all of their customer’s needs, including ours, during periods of excess demand.

If we fail to effectively manage our contract manufacturer relationships, we could incur additional costs or be unable to timely fulfill our customer commitments, which would adversely affect our business and results of operations and, in the event of an inability to fulfill commitments, would harm our customer relationships.

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

We are highly dependent on sales to customers outside the U.S. In fiscal 2009, our sales to international customers accounted for 69% of total revenue. During fiscal 2008 and 2007, sales to international customers accounted for 73% and 67% of our revenue, respectively. Also, significant portions of our international sales are in less developed countries. Our international sales are likely to continue to account for a large percentage of our products and services revenue for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event that adversely affects our business could result in a significant decline in revenue.

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

Anti-takeover provisions of Delaware law, provisions in our amended and restated certificate of incorporation, amended and restated bylaws and our stockholders’ rights plan, or poison pill, could make a third-party acquisition of us difficult.

Because we are a Delaware corporation, the anti-takeover provisions of Delaware law could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders. We are subject to the provisions of Section 203 of the General Corporation Law of Delaware, which prohibits us from engaging in certain business combinations, unless the business combination is approved in a prescribed manner. In addition, our amended and restated certificate of incorporation and amended and restated bylaws also contain certain provisions that may make a third-party acquisition of us difficult, including the ability of the board of directors to issue preferred stock and the requirement that nominations for directors and other proposals by stockholders must be made in advance of the meeting at which directors are elected or the proposals are voted upon.

On April 20, 2009, we adopted a stockholders’ rights plan, also called a poison pill, which could make it uneconomical for a third party to acquire our company on a hostile basis. The rights plan has the potential effect of significantly diluting the ownership interest in us of any person that acquires beneficial ownership of 15% or more of our common stock or commences or announces its intent to commence a tender offer that would result in a person or group owning 15% or more of our common stock. The rights plan is due to expire on January 20, 2010. These provisions, as well as Section 203, may discourage certain types of transactions in which our stockholders might otherwise receive a premium for their shares over then current market price, and may limit the ability of our stockholders to approve transactions that they think may be in their best interests.

We may face risks related to pending litigation over the restatement of our financial statements.

In connection with our identification of the material weaknesses in internal control described in our fiscal 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 25, 2008, we have had to restate our interim consolidated financial statements for the first three fiscal quarters of fiscal 2008 (the quarters ended March 28, 2008, December 28, 2007 and September 28, 2007) and our consolidated financial statements for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 in order to correct errors contained in those financial statements. We also announced on July 30, 2008 that investors should no longer rely on our previously issued financial statements for those periods.

We and certain of our current and former executive officers and directors were named in a federal securities class action complaint filed on September 15, 2008 in the United States District Court for the District of Delaware by plaintiff Norfolk County Retirement System on behalf of an alleged class of purchasers of our securities from January 29, 2007 to July 30, 2008, including shareholders of Stratex Networks, Inc. who exchanged shares of Stratex Networks, Inc. for our shares as part of the merger between Stratex Networks and the Microwave Communications Division of Harris Corporation. This action relates to the restatement of our prior financial statements as discussed in our fiscal 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 25, 2008. Similar complaints were filed in the United States District Court of Delaware on October 6 and October 30, 2008. Each complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as violations of Sections 11 and 15 of the Securities Act of 1933 and seeks, among other relief, determinations that the action is a proper class action, unspecified compensatory damages and reasonable attorneys’ fees and costs. The actions were consolidated on June 5, 2009 and a consolidated class action complaint was filed on July 29, 2009. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

As of July 3, 2009, we conducted operations using facilities in the U.S., Canada, Europe, Central America, South America, Africa and Asia. Our principal executive offices are located at leased facilities in Morrisville, North Carolina. There are no material encumbrances on any of our facilities. Remaining initial lease periods extend to 2018.

As of July 3, 2009, the locations and approximate floor space of our principal offices and facilities in productive use were as follows:

Location	Major Activities	Owned	Leased
		(Square feet)	(Square feet)

San Antonio, Texas	Office, manufacturing	130,000	—
Wellington, New Zealand	Office, R&D center	58,000	—
Lanarkshire, Scotland	Office, repair center	52,000	—
San Jose, California (three facilities)	Offices, R&D center, warehouse	—	128,000
Morrisville, North Carolina	Headquarters, R&D center	—	60,000
India (three facilities)	Office, R&D center	—	53,000
Slovenia	Office, R&D center	—	20,000
Philippine Islands (two facilities)	Office	—	17,000
Republic of Singapore	Office	—	13,000
People’s Republic of China	Office	—	8,000
Paris, France	Office	—	8,000
Mexico City, Mexico	Office	—	8,000
Montreal, Canada	Office	—	6,000
Other facilities	Offices	—	67,000

Totals		240,000	388,000

During fiscal 2007, in connection with the acquisition of Stratex, we ceased operations at, and subsequently vacated leased facilities in Seattle, Washington, and San Jose and Milpitas, California. These three facilities consist of approximately 139,000 square feet, of which approximately 90,000 square feet have been subleased to third parties. Additionally, we ceased most operations at, and mostly vacated a fourth leased 60,000 square foot facility in San Jose, California. We have retained 40,400 square feet for our use and subleased 4,500 square feet of the remaining space to a third party. As the lessee, we have ongoing lease commitments, which extend into fiscal year 2011 for these four facilities.

We maintain our facilities in good operating condition, and believe that they are suitable and adequate for our current and projected needs. We continuously review our anticipated requirements for facilities and may, from time to time, acquire additional facilities, expand existing facilities, or dispose of existing facilities or parts thereof, as we deem necessary.

For more information about our lease obligations, see “Note Q — Operating Lease Commitments” and “Note K — Restructuring Activities” of Notes to Consolidated Financial Statements, which are included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings.

We and certain of our current and former executive officers and directors were named in a federal securities class action complaint filed on September 15, 2008 in the United States District Court for the District of Delaware by plaintiff Norfolk County Retirement System on behalf of an alleged class of purchasers of our securities from January 29, 2007 to July 30, 2008, including shareholders of Stratex Networks, Inc. who exchanged shares of Stratex Networks, Inc. for our shares as part of the merger between Stratex Networks and the Microwave Communications Division of Harris Corporation. This action relates to the restatement of our prior financial statements as discussed in our fiscal 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 25, 2008. Similar complaints were filed in the United States District Court of Delaware on October 6 and October 30, 2008. Each complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as violations of Sections 11 and 15 of the Securities Act of 1933 and seeks, among other relief, determinations that the action is a proper class action, unspecified compensatory damages and reasonable attorneys’ fees and costs. The actions were consolidated on June 5, 2009 and a consolidated class action complaint was filed on July 29, 2009. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

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

No matters were submitted by us to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position held with us, and principal occupation and employment during at least the past 5 years for each of our executive officers as of September 3, 2009, are as follows:

Name and Age	Position Currently Held and Past Business Experience

Harald J. Braun, 53	Mr. Braun was appointed president and chief executive officer of our company in April, 2008 and is a member of our Board of Directors. From 2002 to 2008, he worked for Siemens and served in several different capacities including president of Siemens Carrier Networks Division, president and CEO of Siemens Networks LLC and most recently as a senior executive in Nokia Siemens Networks North America.
Thomas L. Cronan, III, 49	Mr. Cronan joined our company as senior vice president and chief financial officer in May 2009. From 2008 to just prior to joining Harris Stratex, he served as the chief financial officer at AeroScout, Inc. From 2007 to 2008, he served as the chief financial officer of Ooma, Inc. In 2003, Mr. Cronan became the senior vice president of finance and chief financial officer at Redback Networks, Inc.
Paul A. Kennard, 58	Mr. Kennard joined our company as chief technology officer in January 2007 when Harris MCD and Stratex Networks merged. In 1996 he joined Stratex Networks as vice president, engineering.
Stephen J. Gilmore, 54	Mr. Gilmore joined our company as vice president, human resources, in January 2007 when Harris MCD and Stratex Networks merged. In June 2005 he was appointed vice president, human resources of Harris Corporation’s Microwave Communications Division.
Meena L. Elliott, 46	Ms. Elliott was appointed vice president, general counsel and secretary of the company in July 2009. She joined our company as associate general counsel and assistant secretary in January 2007 when Harris MCD and Stratex Networks merged. Ms. Elliott joined Harris Corporation’s Microwave Communications Division as division counsel in March 2006. Prior to joining MCD, she was chief counsel at the Department of Commerce, from 2002-2006.
Heinz H. Stumpe, 54	Mr. Stumpe was appointed chief operating officer and senior vice president global operations on June 30, 2008. Previously, he was vice president operations. He joined Stratex Networks as director, marketing in 1996. He was promoted to vice president, global accounts in 1999, vice president, strategic accounts in 2002 and vice president, global operations in April 2006.
Shaun McFall, 49	Mr. McFall was named chief marketing officer in July 2008. Previously from 2000-2008, he served as vice president, marketing for Stratex Networks, Inc. He has been with the company since 1989.
J. Russell Mincey, 47	Mr. Mincey joined our company in July 2008 as global corporate controller. From mid-February through mid-May 2009, he served as interim principal financial officer and interim principal accounting officer. In September 2009, he was appointed principal accounting officer, along with his continued position as global corporate controller. From October 2005 to April 2008, Mr. Mincey was chief financial officer at the Industrial Components Division of Carlisle Companies. He served as vice president and chief financial officer of Draka Comteq (previously known as Alcatel Fiber Optic Cable Division) from July 2004 through October 2005.
Michael Pangia, 48	Mr. Pangia was named senior vice president and chief sales officer in March 2009. Prior to joining Harris Stratex, Mr. Pangia served as senior vice president, Global Sales Operations and Strategy at Nortel. From 2006 through 2008, he was president of Nortel’s Asia region, responsible for sales and overall business management for all countries where Nortel did business in that region and he was the chief operating officer of Nortel’s Asia region from 2005 to 2006.

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

From the time we acquired Stratex on January 26, 2007, Harris owned 32,913,377 shares or 100% of our Class B Common Stock which approximated 56% of the total shares of our common stock. On May 27, 2009, Harris distributed all of those shares to the Harris stockholders as a taxable pro rata stock dividend. Upon the distribution, the Class B Common Stock converted automatically into shares of Class A Common Stock, which is now our only outstanding class of stock.

According to the records of our transfer agent, as of August 28, 2009, there were approximately 5,800 holders of record of our Class A Common Stock. The following table sets forth the high and low reported sale prices for a share of our Class A Common Stock on NASDAQ Global Market system for the periods indicated during our fiscal years 2009 and 2008:

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
	($)	($)	($)	($)

First Quarter	11.45	6.85	20.90	15.90
Second Quarter	7.85	3.26	19.97	15.41
Third Quarter	7.24	3.00	18.75	8.53
Fourth Quarter	6.75	3.91	11.44	8.88

On August 28, 2009, the last sale price of our common stock as reported in the NASDAQ Global Market system was $6.09 per share.

Dividend Policy

We have not paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain any earnings for use in our business. In addition, the covenants of our $70 million credit facility restrict us from paying dividends or making other distributions to our shareholders under certain circumstances. We also may enter into other credit facilities or debt financing arrangements that further limit our ability to pay dividends or make other distributions.

Sales of Unregistered Securities

During the fourth quarter of fiscal 2009, we did not issue or sell any unregistered securities.

Issuer Repurchases of Equity Securities

During the fourth quarter of fiscal 2009, we did not repurchase any equity securities.

Performance Graph

The following graph and accompanying data compares the cumulative total return on our Class A Common Stock with the cumulative total return of the Total Return Index for The NASDAQ Composite Market (U.S. Companies) and the NASDAQ Telecommunications Index for the two-year, five month period commencing January 29, 2007 and ending July 3, 2009. The stock price performance shown on the graph below is not necessarily indicative of future price performance. Note that this graph and accompanying data is “furnished,” not “filed,” with the Securities and Exchange Commission.

COMPARISON OF 2 YEAR, 5 MONTH CUMULATIVE TOTAL RETURN*

Among Harris Stratex Networks, Inc., The NASDAQ Composite Index
and the NASDAQ Telecommunications Index

	1/29/2007	6/29/2007	6/27/2008	7/3/2009
Harris Stratex Networks, Inc.	100.00	89.90	47.90	30.75
NASDAQ Composite	100.00	107.65	95.36	75.51
NASDAQ Telecommunications	100.00	109.76	93.92	76.99

*	Assumes (i) $100 invested on January 29, 2007 in Harris Stratex Networks, Inc. Class A Common Stock, the Total Return Index for The NASDAQ Composite Market (U.S. companies) and the NASDAQ Telecommunications Index; and (ii) immediate reinvestment of all dividends.

Item 6.	Selected Financial Data.

The following table summarizes our selected historical financial information for each of the last five fiscal years. The selected financial information as of and for the fiscal years ended July 3, 2009, June 27, 2008, June 29, 2007, June 30, 2006 and July 1, 2005 has been derived from our audited consolidated financial statements, for which data presented for fiscal years 2009, 2008 and 2007 are included elsewhere in this Annual Report on Form 10-K. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes, included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended
	July 3,	June 27,	June 29,	June 30,	July 1,
	2009(1)	2008(2)	2007(3)	2006(4)	2005
	(In millions)

Revenue from product sales and services	$679.9	$718.4	$507.9	$357.5	$310.4
Cost of product sales and services	(505.5)	(528.2)	(361.2)	(275.2)	(223.5)
Net loss	(355.0)	(11.9)	(21.8)	(38.6)	(6.8)
Basic and diluted net loss per common share	(6.05)	(0.20)	(0.88)	N/A	N/A

	As of
	July 3,	June 27,	June 29,	June 30,	July 1,
	2009(1)	2008(2)	2007(3)	2006(4)	2005
	(In millions)

Total assets	$600.2	$977.3	$1,025.5	$344.9	$358.1
Long-term liabilities	17.9	28.1	65.0	12.6	14.2
Total net assets	387.9	748.2	746.4	244.3	275.4

The following table summarizes certain charges and expenses included in our net losses for each of the fiscal years in the five year period ended July 3, 2009 (none during fiscal 2005).

	Fiscal Years Ended
	July 3,	June 27,	June 29,	June 30,
	2009	2008	2007	2006
	(In millions)

Goodwill impairment charges	$279.0	$—	$—	$—
Impairment charges for the trade name “Stratex”	32.6	—	—	—
Charges for product transition and product discontinuances	29.8	—	—	39.6
Restructuring charges	8.2	9.3	9.3	—
Amortization of developed technology	7.5	7.1	3.0	—
Amortization of trade names, customer relationships, non-competition agreements and contract backlog	5.7	6.7	7.5	—
Software impairment charges	3.2	—	—	—
Acquired in-process research and development	2.4	—	15.3	—
Amortization of the fair value adjustments related to fixed assets and inventory	1.7	2.8	9.0	—
Cost of integration activities undertaken in connection with the merger	—	11.9	5.4	—
Inventory mark-downs	—	14.7	—	—
Share-based compensation expense	2.9	7.8	5.7	1.7

	$373.0	$60.3	$55.2	$41.3

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of our Business and Products; Operating Environment and Key Factors Impacting Fiscal 2009 and 2010 Results

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Harris Stratex Networks Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes.

We generate revenue by designing, developing, manufacturing and supporting a range of wireless networking products, solutions and services for mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe. Our products include broadband wireless access base stations and customer premise equipment based upon the IEEE 802.16d-2004 and 16e-2005 standards for fixed and mobile WiMAX, point-to-point digital microwave radio systems for access, backhaul, trunking and license-exempt applications, supporting new network deployments, network expansion, and capacity upgrades.

We work continuously to improve our established brands and to create new products that meet our customers’ evolving needs and preferences. Our fundamental business goal is to generate superior returns for our stockholders over the long term. We believe that increases in revenue, segment operating profits, earnings per share, and return on average total capital are the key measures of financial performance for our business.

Our objectives are to consistently deliver:

•	Profitable revenue growth in all segments

•	Maintain an efficient capital structure

•	Reduce costs across all aspects of our business

•	Focus on increased operational efficiencies

Business Overview

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

To test for potential impairment of our goodwill, we determined the fair value of each of our reporting segments based on projected discounted cash flows and market-based multiples applied to sales and earnings. The results indicated an impairment to goodwill, because the current carrying value of the North America Microwave and International Microwave segments exceeded their fair value. We then allocated these fair values to the respective underlying assets and liabilities to determine the implied fair value of goodwill, resulting in a $279.0 million charge to write down all of our goodwill. We determined the fair value of the trade name “Stratex” by performing a projected discounted cash flow analysis based on the relief-from-royalty approach, resulting in a $22.0 million charge to write down the trade name “Stratex” to $11.0 million as of April 3, 2009, the end of our third quarter in fiscal 2009.

During June 2009, subsequent to the May 27, 2009 spin-off by Harris of its majority interest or 56 percent of our common stock, Harris notified us of its intent to terminate the trademark license in effect between us since January 26, 2007. The new name of our Company will not include Harris or Stratex. Accordingly, the fair value of the indefinite-lived trade name “Stratex” was deemed to be impaired. Furthermore, we anticipate making this change by December 2009, which is a known definite life of six months from July 3, 2009, the end of our fiscal year 2009. As a result, we determined the fair value of the trade name “Stratex” as of July 3, 2009 by performing a projected discounted cash flow analysis based on the relief-from-royalty approach, resulting in a $10.6 million charge to write down a majority of the trade name “Stratex” to a fair value of $0.4 million with a six-month remaining life.

We will not be required to make any current or future cash expenditures as a result of these impairments, and these impairments do not impact our financial covenant compliance under our credit arrangements or our ongoing financial performance. We did not record any impairment losses on identifiable intangible assets or goodwill in fiscal 2008 or 2007.

In fiscal 2010, the challenges of the macro-economic climate will continue to remain a challenge for us. In any given region, we can be faced with currency issues, poor economic conditions, limited access to capital as credit markets remain tight, reduced capital spending or customer consolidation. While customer consolidation can generate attractive volume opportunities, it can also result in pricing pressures. Regardless of these challenges, we are committed to our strategic vision as we continue to make significant progress.

We will continue to execute on our four growth strategies announced last year — expanding our customer reach geographically, introducing a broader range of services to support our customers’ growing needs, moving quickly to a fully-outsourced contract manufacturing model, and rebalancing our R&D investment to fund additional innovation incubators.

During the past year, we have laid the foundation for long-term growth by delivering innovative products and services, creating opportunities for our customers, improving customer satisfaction with key audiences and improving our internal business processes. Our focus in fiscal 2010 is to continue to build on this foundation and to execute well in key areas, including continuing to focus on converging to a common IP-based microwave platform, which will increase R&D efficiency, simplify our supply chain, improve lead times, reduce component cost, and decrease the number of products required to support our company’s worldwide customer base.

In our global network services business, we are driving to meet the needs of our customers to optimize their investments, reduce their operational expenses and improve productivity. To help manage networks for enterprise carrier and State and Local Government customers, we recently commissioned a state-of-the-art network operations center, or NOC, at our Raleigh, North Carolina headquarters. Our NOC provides 24/7 energy, security and surveillance controls for subscribers worldwide, as well as performance monitoring to ensure productivity.

The rapidly increased popularity of smart phones, and the applications that they enable, is driving the need for more bandwidth in the backhaul portion of the mobile network. Our IP backhaul solutions are a compelling alternative in more cases than in the past, and we are optimistic about the future of this sector.

The American Recovery and Reinvestment Act creates another area of opportunity. Rural broadband is a perfect fit for what we offer specifically, backhaul over long distances and WiMAX in the last mile. Our ability to provide an end-to-end solution, including long-term managed service support, is closely aligned with the need of many small networks, and will be developed. Our backhaul solutions have now been accepted by the Rural Utility Services, RUS, a telecommunications program.

Internationally, Africa remains a region of relative strength when measured by customer demand and network infrastructure expansion. We continue to have a leadership position in Africa, but the region is not without its own challenges. Cash and credit excess are becoming increasingly important to customers, and roll-off has been slow. The strength of the U.S. dollar also makes network deployments more expensive. Despite these challenges, our long term outlook remains positive for this region. The acceptance of our two new growth areas, WiMAX and energy and security, continue to confirm that our products and services are a perfect match for this continent.

In our EMER region, which comprises Europe, the Middle East and Russia, the challenges continue, and may last longer than originally anticipated. Across Europe, especially Eastern Europe, operators continue to focus on their cash positions and are constraining their capital spending. The expansion plan of some Middle East operators has stalled, as they weigh strategic options. Select large operators, however, are investing in their future growth.

Asia-Pacific continues to deliver a number of growth opportunities. During the quarter, we captured several WiMAX rollouts and 2G expansions in the Philippines, Thailand, Indonesia and India.

Overall, we remain watchful of the risk profiles in all of the regions we serve. We do see signs of stabilization, but remain cautious in our extended growth outlook. Africa remains a region of relative strength for us, when measured by the demand and opportunity, as does Asia-Pacific. We believe we are establishing a competitive position in India, largely as a result of our acquisition, and expect to enlarge our footprint in other countries as well.

OPERATIONS REVIEW

Revenue and Net Loss

			2009/2008		2008/2007
			% Increase/		% Increase/
	2009	2008	(Decrease)	2007	(Decrease)
	(In millions, except percentages)

Revenue	$679.9	$718.4	(5.4)%	$507.9	41.4%
Net loss	$(355.0)	$(11.9)	N/M	$(21.8)	N/M
% of revenue	N/M	(1.7)%	—	(4.3)%	—

N/M = Not meaningful, as used in tables throughout this MD&A.

Fiscal 2009 Compared with Fiscal 2008

Our revenue in fiscal 2009 was $679.9 million, a decrease of $38.5 million or 5.4%, compared with fiscal 2008. This decrease in revenue resulted from declines in all regions (except Africa) primarily due to the global economic recession and the continuing credit crisis adversely affecting our customers expansion, as well as increased competition from our competitors. Compared with fiscal 2008, revenue in fiscal 2009 in Europe, Middle East and Russia declined by $23.4 million, Latin America and Asia-Pacific declined $15.1 million, and North America was down $5.4 million. These decreases were partially offset by growth in Africa ($15.1 million increase) as customers in this region continued to expand their network infrastructures prior to the slowdown in the third quarter of fiscal 2009.

During fiscal 2009, the MTN group in Africa accounted for 17% of our total revenue compared with 13% during fiscal 2008. We have entered into separate and distinct contracts with MTN as well as separate arrangements with MTN group subsidiaries. None of such other contracts on an individual basis are material to our operations. The loss of all MTN group business could adversely affect our results of operations, cash flows and financial position.

Our net loss in fiscal 2009 was $355.0 million compared with $11.9 million in fiscal 2008. The net loss in fiscal 2009 included $311.6 million of impairment charges for goodwill and the trade name “Stratex” and $29.8 million of charges related to the accelerated transition towards a common IP-based platform.

These charges, as well as purchase accounting adjustments and other expenses related to the acquisitions of Stratex and Telsima, share-based compensation expense and an impairment for software are set forth on a comparative basis in the table below:

	Fiscal	Fiscal
	2009	2008
	(In millions)

Goodwill impairment charges	$279.0	$—
Impairment charges for the trade name “Stratex”	32.6	—
Charges for product transition	29.8	—
Restructuring charges	8.2	9.3
Amortization of developed technology	7.5	7.1
Amortization of trade names, customer relationships and non-competition agreements	5.7	6.7
Software impairment charges	3.2	—
Acquired in-process research and development	2.4	—
Amortization of the fair value adjustments related to fixed assets	1.7	2.8
Cost of integration activities undertaken in connection with the merger	—	11.9
Inventory mark-downs	—	14.7
Share-based compensation expense	2.9	7.8

	$373.0	$60.3

During the first quarter of fiscal 2009, we announced a new restructuring plan (the “Fiscal 2009 Plan”) to reduce our worldwide workforce. During fiscal 2008, Harris Stratex completed its restructuring activities implemented within the merger restructuring plans (the “Fiscal 2007 Plans”) approved in connection with the January 26, 2007 merger between the Microwave Communications Division of Harris Corporation and Stratex. These restructuring plans included the consolidation of facilities and operations of the predecessor entities in Canada, France, the U.S., China, Brazil and, to a lesser extent, Mexico, New Zealand and the United Kingdom.

During fiscal 2009, our net restructuring charges totaled $8.2 million consisted of:

•	Severance, retention and related charges associated with reduction in force activities totaling $8.0 million (Fiscal 2009 Plan).

•	Impairment of fixed assets (non-cash charges) totaling $0.4 million and facility restoration costs of $0.3 million at our Canadian location (Fiscal 2009 Plan).

•	Adjustments to the restructuring liability under the 2007 Restructuring Plans for changes in estimates related to sub-tenant activity at our U.S. ($0.1 million increase) and Canadian locations ($0.3 million decrease).

•	Adjustments to the restructuring liability under the 2007 Restructuring Plans for changes in estimates to reduce the severance liability in Canada ($0.3 million decrease).

During fiscal 2008, we recorded $9.3 million of restructuring charges in connection with completion of the Fiscal 2007 Plans. These fiscal 2008 restructuring charges consisted of:

•	Severance, retention and related charges associated with reduction in force activities totaling $3.4 million ($4.0 in fiscal 2008 charges, less $0.6 million for a reduction in the restructuring liability recorded for Canada and France as of June 29, 2007).

•	Lease impairment charges totaling $1.8 from implementation of fiscal 2007 plans and changes in estimates related to sub-tenant activity at our U.S. and Canadian locations.

•	Impairment of fixed assets and leasehold improvements totaling $1.9 million at our Canadian location.

•	Impairment of a recoverable value-added type tax in Brazil totaling $2.2 million resulting from our scaled down operations and reduced activity which negatively affected the fair value of this recoverable asset (included in “Other current assets” on our consolidated balance sheets).

Fiscal 2008 Compared with Fiscal 2007

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

Our net loss in fiscal 2008 was $11.9 million compared with a net loss of $21.8 million in fiscal 2007. The net loss in fiscal 2008 and fiscal 2007 included the following purchase accounting adjustments and other expenses related to the acquisition and integration of Stratex, share-based compensation expense and inventory markdowns and impairment from product transitioning:

	Fiscal 2008	Fiscal 2007
	(In millions)

Inventory markdowns and impairment from product transitioning	$14.7	$—
Restructuring charges	9.3	9.3
Cost of integration activities undertaken in connection with the merger	11.9	5.4
Amortization of developed technology	7.1	3.0
Amortization of trade names, customer relationships and non-competition agreements and backlog	6.7	7.5
Amortization of the fair value adjustments related to fixed assets and inventory	2.8	9.0
Write-off of in-process research & development	—	15.3
Share-based compensation expense	7.8	5.7

	$60.3	$55.2

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

Gross Margin

			2009/2008		2008/2007
			% Increase/		% Increase/
	2009	2008	(Decrease)	2007	(Decrease)
	(In millions, except percentages)

Revenue	$679.9	$718.4	(5.4)%	$507.9	41.4%
Cost of product sales and services	$505.5	$528.2	(4.3)%	$361.2	46.2%
Gross margin	$174.4	$190.2	(8.3)%	$146.7	29.7%
% of revenue	25.7%	26.5%	—	28.9%	—

Fiscal 2009 Compared with Fiscal 2008

Gross margin in fiscal 2009 was $174.4 million, or 25.7% of revenue, compared with $190.2 million, or 26.5% of revenue in fiscal 2008. Gross margin in fiscal 2009 was reduced by $29.8 million in charges related to product transition, $7.5 million for amortization of developed technology and $0.6 million of amortization of the fair value of adjustments for fixed assets acquired from Stratex.

By comparison, gross margin in fiscal 2008 was reduced by $14.7 million for inventory markdowns and impairment relating to product transitioning, $7.1 million of amortization on developed technology, $0.8 million for amortization of the fair value of adjustments for fixed assets acquired from Stratex, and $1.5 million of merger integration costs.

Aside from the charges and expenses mentioned above, gross margin and gross margin percentage benefited from a favorable margin impact on some projects, gains on currency translations, decreased warranty expenses, favorable purchase price variance and product mix.

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

Research and Development Expenses

			2009/2008		2008/2007
			% Increase/		% Increase/
	2009	2008	(Decrease)	2007	(Decrease)
	(In millions, except percentages)

Research and development expenses	$40.4	$46.1	(12.4)%	$39.4	17.0%
% of revenue	5.9%	6.4%	—	7.8%	—

Fiscal 2009 Compared with Fiscal 2008

Research and development (“R&D”) expenses were $40.4 million in fiscal 2009 compared with $46.1 million in fiscal 2008. As a percentage of revenue, these expenses decreased to 5.9% in fiscal 2009 from 6.4% in fiscal 2008 due to higher revenue and a decrease in spending. The decrease in spending in fiscal 2009 compared with fiscal 2008 was primarily attributable to the reduction in engineering workforce implemented in our restructuring plans during fiscal 2008.

Fiscal 2008 Compared with Fiscal 2007

R&D expenses were $46.1 million in fiscal 2008, compared with $39.4 million in fiscal 2007. As a percent of revenue, these expenses decreased from 7.8% in fiscal 2007 to 6.4% in fiscal 2008 due to higher revenue. The majority of the increase in spending in fiscal 2008 compared with fiscal 2007 was attributable to the R&D activities acquired from Stratex. The remainder of the increase was attributable to higher spending in fiscal 2008 related to our TRuepoint 6000 development efforts.

Selling and Administrative Expenses

			2009/2008		2008/2007
			% Increase/		% Increase/
	2009	2008	(Decrease)	2007	(Decrease)
	(In millions, except percentages)

Selling and administrative expenses	$138.3	$141.4	(2.2)%	$98.9	43.0%
% of revenue	20.3%	19.7%	—	19.5%	—

Fiscal 2009 Compared with Fiscal 2008

The following table summarizes the significant increases and decreases to our selling and administrative expenses comparing fiscal 2009 with fiscal 2008:

Increase/(Decrease)
(In millions)

Decrease in selling expenses and sales commissions due to lower order levels	$(13.0)
Decrease in integration costs related to acquisition of Stratex in fiscal 2007	(10.2)
Decrease in amounts accrued under bonus plans and share-based compensation due to lower profitability	(5.1)
Increase due to formation of chief operations officer group during fiscal 2009	6.3
Increase in administrative costs due to 4G and product unification and transition initiatives	5.8
Increase in allowance for uncollectible accounts	5.5
Increase in software costs, external audit, restatement and SOX consulting fees	3.3
Increase in marketing costs for channel marketing and tradeshows	1.7
Increase due to change in fair value of warrants	(0.6)
Other, net	3.2

$(3.1)

The chief operations officer group was formed in fiscal 2009 to centrally manage activities that provide support to all functions of our company. These costs include the development of a program manager group that drives our internal project execution and the business process engineering team that enhances system integration and facilitates process improvements throughout the company.

Fiscal 2008 Compared with Fiscal 2007

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

Income Taxes

			2009/2008		2008/2007
			% Increase/		% Increase/
	2009	2008	(Decrease)	2007	(Decrease)
	(In millions, except percentages)

Loss before income taxes	$(337.2)	$(13.9)	N/M	$(27.9)	(50.2)%
Income tax benefit (expense)	$(17.8)	$2.0	N/M	$6.1	N/M
% of loss before income taxes	(5.3)%	14.4%	—	21.9%	—

The income tax expense for fiscal 2009 was $17.8 million. The variation between our income tax expense of $17.8 million and income tax benefit at the statutory rate of 35% on our pre-tax loss of $337.2 million was primarily due to our evaluation of the ability to realize certain deferred tax assets in future periods. We increased our valuation allowance on these certain deferred tax assets resulting from our assessment of positive and negative evidence. We concluded that additional valuation allowance was required, resulting in income tax expense of $25.1 million. The effective tax rate for fiscal 2009 otherwise reflects the benefits of lower taxed foreign earnings and losses.

Our fiscal 2008 tax benefit was the result of a pre-tax loss primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates.

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

As of July 3, 2009, we had $27.9 million of U.S. and foreign credit carryforward. We also had U.S. net operating loss carryforwards of approximately $201.2 million and U.S. capital loss carryforwards of $12.9 million. Tax loss and credit carryforwards as of July 3, 2009 have expiration dates ranging between one year and none in certain instances. Certain credits begin to expire in fiscal 2010 and U.S. net operating losses will begin to expire in fiscal 2022. On January 26, 2007 we recorded a full valuation allowance on the net operating loss carryforward in the opening balance sheet of Stratex under purchase accounting. During the current year, all goodwill was impaired. Any realization of the acquired net operating loss carryforwards in future periods will be recorded through the income statement.

Discussion of Business Segments

North America Microwave Segment

			2009/2008		2008/2007
			% Increase/		% Increase/
	2009	2008	(Decrease)	2007	(Decrease)
	(In millions, except percentages)

Revenue	$227.0	$232.4	(2.3)%	$216.3	7.4%
Segment operating (loss) income	$(62.7)	$(9.4)	N/M	$6.3	N/M
% of revenue	(27.6)%	(4.0)%	—	2.9%	—

Fiscal 2009 Compared with Fiscal 2008

North America Microwave segment revenue decreased by $5.4 million, or 2.3%, in fiscal 2009 compared with fiscal 2008. This decrease in revenue resulted primarily from the global economic recession and the continuing credit crisis adversely affecting our customers expansion.

Our North America Microwave segment had an operating loss of $62.7 million in fiscal 2009 primarily due to goodwill impairment and charges for the accelerated transition towards a common IP-based platform. The charges for this accelerated product transition included provisions for legacy product excess and obsolete inventory, and write-downs of property, plant, manufacturing and test equipment, and charges recorded for inventory purchase commitments. This compares with an operating loss of $9.4 million in fiscal 2008. The operating losses in fiscal 2009 and 2008 also included acquisition expenses, restructuring charges and share-based compensation expense.

The following table summarizes these charges and expenses included in the North America Microwave segment operating results during fiscal 2009 and 2008:

	2009	2008
	(In millions)

Goodwill impairment charges	$31.8	$—
Charges for product transition	25.3	—
Impairment charges for the trade name “Stratex”	10.7	—
Restructuring charges	5.1	4.9
Software impairment charges	3.2	—
Amortization of developed technology, trade names, customer relationships and non-compete agreements	3.0	2.7
Amortization of the fair value adjustments related to fixed assets	0.6	1.1
Cost of integration activities undertaken in connection with the merger	—	3.2
Inventory mark-downs	—	12.9
Lease impairment	—	1.8
Share-based compensation expense	1.8	7.4

	$81.5	$34.0

Fiscal 2008 Compared with Fiscal 2007

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

Our North America Microwave segment had an operating loss of $9.4 million in fiscal 2008 compared with operating income of $6.3 million in fiscal 2007 due to the following charges and expenses included in fiscal 2008 compared with similar types of charges in fiscal 2007:

	2008	2007
	(In millions)

Inventory mark-downs	$12.9	$—
Restructuring charges	4.9	5.1
Cost of integration activities undertaken in connection with the merger	3.2	2.7
Amortization of developed technology, trade names, customer relationships and non-compete agreements	2.7	1.4
Lease impairment	1.8	—
Amortization of the fair value adjustments related to fixed assets	1.1	0.4
Share-based compensation expense	7.4	5.7

	$34.0	$15.3

International Microwave Segment

			2009/2008		2008/2007
			% Increase/		% Increase/
	2009	2008	(Decrease)	2007	(Decrease)
	(In millions, except percentages)

Revenue	$438.3	$461.7	(5.1)%	$272.2	69.6%
Segment operating loss	$(270.8)	$(5.7)	N/M	$(31.3)	N/M
% of revenue	(61.8)%	(1.2)%	—	(11.5)%	—

Fiscal 2009 Compared with Fiscal 2008

International Microwave segment revenue decreased by $23.4 million or 5.1% in fiscal 2009 compared with fiscal 2008. This decrease in revenue resulted from declines in all regions (except Africa) primarily due to the global economic recession and the continuing credit crisis adversely affecting our customers expansion. Compared with fiscal 2008, revenue in fiscal 2009 in Europe, Middle East and Russia declined by $23.4 million and Latin America and Asia-Pacific declined $15.1 million. These decreases were partially offset by growth in Africa ($15.1 million increase) as customers in this region continued to expand their network infrastructures prior to the slowdown in the third quarter of fiscal 2009.

Our International Microwave segment had an operating loss of $270.8 million in fiscal 2009 primarily due to charges for goodwill and trade name impairments. This compares with an operating loss of $5.7 million in fiscal 2008. The operating losses in fiscal 2009 and 2008 also included acquisition expenses, restructuring charges and share-based compensation expense.

The following table summarizes these charges and expenses included in the International Microwave segment operating results during fiscal 2009 and 2008:

	2009	2008
	(In millions)

Goodwill impairment charges	$247.2	$—
Impairment charges for the trade name “Stratex”	21.9	—
Amortization of developed technology, trade names, customer relationships and non-compete agreements	10.2	11.9
Charges for product transition	4.5	—
Restructuring charges	3.1	2.6
Acquired in-process research and development	2.4	—
Amortization of the fair value adjustments related to fixed assets	1.1	1.7
Cost of integration activities undertaken in connection with the merger	—	6.1
Inventory mark-downs	—	1.8
Share-based compensation expense	1.1	0.4

	$291.5	$24.5

Fiscal 2008 Compared with Fiscal 2007

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

Our International Microwave segment had an operating loss of $5.7 million in fiscal 2008 compared with $31.3 million in fiscal 2007 due to the following charges and expenses included in fiscal 2008 compared with similar types of charges in fiscal 2007:

	2008	2007
	(In millions)

Amortization of developed technology, trade names, customer relationships and non-compete agreements	$11.9	$9.1
Cost of integration activities undertaken in connection with the merger	6.1	3.6
Restructuring charges	2.6	4.2
Inventory mark-downs	1.8	—
Amortization of the fair value adjustments related to fixed assets	1.7	8.6
Acquired in-process research and development	—	15.3
Share-based compensation expense	0.4	—

	$24.5	$40.8

Network Operations Segment

			2009/2008		2008/2007
			% Increase/		% Increase/
	2009	2008	(Decrease)	2007	(Decrease)
	(In millions, except percentages)

Revenue	$14.6	$24.3	(39.9)%	$19.4	25.2%
Segment operating income	$(1.8)	$1.4	N/M	$1.3	7.7%
% of revenue	(12.3)%	5.8%	—	6.7%	—

Fiscal 2009 Compared with Fiscal 2008

Network Operations segment revenue decreased by 39.9% in fiscal 2009 compared with fiscal 2008 primarily due to the global economic recession and the continuing credit crisis adversely affecting our customers expansion. This segment reported an operating loss of $1.8 million in fiscal 2009 compared with operating income of $1.4 million in fiscal 2008. The operating loss in fiscal 2009 compared with an operating income in fiscal 2008 resulted primarily from the significant decline in revenue.

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

Related Party Transactions

Prior to the Stratex acquisition, Harris provided information services, human resources, financial shared services, facilities, legal support and supply chain management services to us. The charges for those services were billed to us primarily based on actual usage. On January 26, 2007, we entered into a Transition Services Agreement with Harris to provide for certain services during the periods subsequent to the Stratex acquisition. These services also are charged to us based primarily on actual usage and include database management, supply chain operating systems, eBusiness services, sales and service, financial systems, back office material resource planning support, HR systems, internal and information systems shared services support, network management and help desk support and server administration and support. During fiscal 2009, 2008 and 2007, Harris charged us $5.5 million,

$7.0 million and $6.8 million for these services. We intend to continue utilizing select services from Harris and have extended the terms of the Transition Services Agreement. However, as a result of Harris’s spin-off of its share of our stock to its stockholders in May 2009, Harris will no longer be considered a related party with respect to transactions under that arrangement.

We have sales to, and purchases from, other Harris entities from time to time. Prior to January 26, 2007, the entity initiating the transaction sold to the other Harris entity at cost or transfer price, depending on jurisdiction. The entity making the sale to the end customer recorded the profit on the transaction above cost or transfer price, depending on jurisdiction. Subsequent to January 26, 2007, these purchases and sales are recorded at market price. Our sales to other Harris entities were $6.0 million, $3.5 million and $1.9 million in fiscal 2009, 2008 and 2007. We also recognized costs associated with related party purchases from Harris of $3.3 million, $6.1 million and $6.7 million for fiscal 2009, 2008 and 2007.

Harris was the primary source of our financing and equity activities through January 26, 2007, the date of the Stratex acquisition. During the seven months ended January 26, 2007, Harris’ net investment in us was increased by $24.1 million.

Additionally, through the date of the Stratex acquisition, Harris loaned cash to us to fund our international entities, and we distributed excess cash back to Harris. This arrangement ended on January 26, 2007. We recognized interest income and expense on these loans. The amount of interest income and expense in fiscal 2007 was not significant.

The unpaid amounts billed from Harris are included within “Due to Harris Corporation” on our Consolidated Balance Sheets. Additionally, we have other receivables and payables in the normal course of business with Harris. These amounts are netted within “Due to Harris Corporation” on our Consolidated Balance Sheets. Total receivables from Harris were $6.3 million and $4.0 million as of July 3, 2009 and June 27, 2008. Total payables to Harris were $3.3 million and $20.8 million as of July 3, 2009 and June 27, 2008.

Prior to January 26, 2007, MCD used certain assets in Canada owned by Harris that were not contributed to us as part of the Combination Agreement. We continue to use these assets in our business and we entered into a 5-year lease agreement to accommodate this use. This agreement is a capital lease under generally accepted accounting principles. As of July 3, 2009, our lease obligation to Harris was $1.4 million of which $0.5 million is a current liability and the related asset amount, net of accumulated amortization of $1.4 million is included in property, plant and equipment. Quarterly lease payments are due to Harris based on the amount of 103% of Harris’ annual depreciation calculated in accordance with U.S. generally accepted accounting principles.

During the first quarter of fiscal 2008, we recognized an impairment charge of $1.3 million on a portion of these assets which is included in our restructuring charges. We also recognized an increase of $0.4 million to the lease obligation balance during fiscal 2008 from a recapitalization under the lease terms, primarily because of the impairment charge discussed above and a rescheduling of the lease payments. During fiscal 2009 we paid Harris $1.4 million under this capital lease obligation. During fiscal 2008, we paid Harris $3.8 million under this capital lease obligation resulting from the $1.3 million impairment discussed above and the lease payments. Our amortization expense on this capital lease was $1.1 million, $1.8 million and $0.8 million in fiscal 2009, 2008 and 2007. As of July 3, 2009, the future minimum payments for this lease are $0.8 million for fiscal 2010, $0.5 million for fiscal 2011 and $0.2 million for fiscal 2012.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES

Sources of Cash

As of July 3, 2009, our principal sources of liquidity consisted of $137.1 million in cash, cash equivalents and short-term investments plus $47.5 million of available credit under our current $70 million credit facility.

Available Credit Facility and Repayment of Debt

As of July 3, 2009, we had $47.5 million of credit available under our $70 million revolving credit facility with two commercial banks as mentioned above. The total amount of revolving credit available was $70 million less $10 million in outstanding short term loans which mature by December 2010, and $12.5 million in outstanding standby letters of credit. The current credit facility for an initial committed amount of $70 million replaced our previous credit facility with one commercial bank in the amount of $50 million as of June 30, 2008. As of that date we had outstanding a long-term loan of $8.8 million and $8.6 million in standby letters of credit defined as usage under the previous facility. The $8.8 million in long-term debt was repaid at that time with the proceeds of a $10 million short-term borrowing under the current facility. The standby letters of credit outstanding at that time remained as an obligation to the bank and are not included as usage under the current facility.

The initial commitment of $70 million under the current facility is currently divided equally between Bank of America and Silicon Valley Bank, with each providing $35 million. The initial term of the facility expires in June 2011 and provides for (1) demand borrowings at the greater of Bank of America’s prime rate and the Federal Funds rate plus 0.5%, (2) fixed term Eurodollar loans for six months or more as agreed with the banks at LIBOR plus a spread of between 1.25% to 2.00% based on the company’s current leverage ratio and (3) the issuance of standby or commercial letters of credit. The facility contains a minimum liquidity ratio covenant and a maximum leverage ratio covenant and is unsecured.

Our debt consisted of the following as of July 3, 2009 and June 27, 2008:

	July 3,	June 27,
	2009	2008
	(In millions)

Long-term borrowings	$—	$8.8
Short-term borrowings	10.0	—

Total	10.0	8.8
Less short-term borrowings and current portion of long-term debt	(10.0)	(5.0)

Long-term debt outstanding	$—	$3.8

Based on covenants included as part of the credit facility as of June 30, 2008, we must maintain, as measured at the last day of each fiscal quarter, (1) no more than a maximum consolidated leverage ratio of 3.00 to 1 (defined as the ratio of total consolidated funded indebtedness to consolidated EBITDA for the four fiscal quarters most recently ended) and (2) a minimum liquidity coverage ratio of 1.75 to 1 (defined as the ratio of total unrestricted cash and equivalents, short-term investments and marketable securities plus 50% of total monetary receivables to the total amount of outstanding loans and letter of credit obligations under the facility). As of July 3, 2009, we were in compliance with these financial covenants.

Restructuring and Payments

We have a liability for restructuring activities totaling $7.8 million as of July 3, 2009, of which $5.3 million is classified as a current liability and expected to be paid out in cash over the next year. We expect to fund these future payments with available and cash flow provided by operations.

Contractual Obligations

As of July 3, 2009, we had contractual cash obligations for repayment of short-term debt and related interest, purchase obligations to acquire goods and services, payments for operating lease commitments, a capital lease obligation to Harris, payments on our restructuring and severance liabilities, redemption of our preference shares and payment of the related required dividend payments and other current liabilities on our balance sheet in the normal course of business. Cash payments due under these contractual obligations are estimated as follows:

	Obligations Due by Fiscal Year
			2011	2013
	Total	2010	and 2012	and 2014	After 2014
	(In millions)

Short-term debt	$10.0	$10.0	$—	$—	$—
Interest on short-term debt	0.4	0.4	—	—	—
Purchase obligations(1)	46.1	46.1	—	—	—
Operating lease commitments	28.9	12.0	12.4	3.2	1.3
Capital lease obligation to Harris Corporation and others	1.8	0.7	1.1	—	—
Restructuring and severance liabilities	8.5	5.3	3.2	—	—
Redeemable preference shares(2)	8.3	—	—	—	8.3
Dividend requirements on redeemable preference shares(3)	7.6	1.0	2.0	2.0	2.6
Current liabilities on the balance sheet	194.4	194.4	—	—	—

Total contractual cash obligations	$306.0	$269.9	$18.7	$5.2	$12.2

(1)	From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf in the event we cancel or terminate the purchasing agreement. It is not our intent, nor is it reasonably likely, that we would cancel a purchase order that we have executed. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, we have no basis to estimate any future liability under these agreements.

(2)	Assumes the mandatory redemption will occur more than five years from July 3, 2009.

(3)	The dividend rate is 12% and assumes no redemptions for five years from July 3, 2009.

Commercial Commitments

We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit and other arrangements with financial institutions and insurers primarily relating to the guarantee of future performance on certain tenders and contracts to provide products and services to customers. As of July 3, 2009, we had commercial commitments on outstanding surety bonds, standby letters of credit, guarantees and other arrangements, as follows:

	Expiration of Commitments by Fiscal Year
					After
	Total	2010	2011	2012	2012
	(In millions)

Standby letters of credit used for:
Bids	$2.5	$2.5	$—	$—	$—
Down payments	5.1	5.1	—	—	—
Performance	11.1	9.5	1.1	0.1	0.4
Warranty	0.1	—	0.1	—	—

	18.8	17.1	1.2	0.1	0.4
Surety bonds used for:
Bids	7.4	7.4	—	—	—
Warranty	2.0	1.7	0.2	0.1	—
Payment guarantees	0.3	0.3	—	—	—
Performance	71.3	53.3	18.0	—	—

	81.0	62.7	18.2	0.1	—

Total commitments	$99.8	$79.8	$19.4	$0.2	$0.4

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

Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of July 3, 2009, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.

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

We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments or forecasted transactions. We also enter into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the balance sheet; these are not designated as hedging instruments. Accordingly, changes in the fair value of hedges of recorded balance sheet positions are recognized immediately in cost of external product sales on the consolidated statements of operations together with the transaction gain or loss from the hedged balance sheet position.

Substantially all derivatives outstanding as of July 3, 2009 are designated as cash flow hedges or non-designated hedges of recorded balance sheet positions. All derivatives are recognized on the balance sheet at their fair value. The total notional amount of outstanding derivatives as of July 3, 2009 was $74.9 million, of which $9.7 million were designated as cash flow hedges and $65.2 million were not designated as cash flow hedging instruments.

A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of July 3, 2009 would have an impact of approximately $4.6 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

As of July 3, 2009, we had 40 foreign currency forward contracts outstanding with a total net notional amount of $29.2 million consisting of 14 different currencies, primarily the Australian dollar, Canadian dollar, Euro and

Polish zloty. Following is a summary by currency of the contract net notional amounts grouped by the underlying foreign currency:

				Contract
	Contract Amount			Amount
	(Local Currency)			(USD)
	(In millions)

Australian dollar (“AUD”) net contracts to receive (pay) USD	(AUD	)	10.8	$8.6
Canadian dollar (“CAD”) net contracts to receive (pay) USD	(CAD	)	(5.7)	$(5.0)
Euro (“EUR”) net contracts to receive (pay) USD	(EUR	)	10.4	$14.6
Polish zloty (“PLN”) net contracts to receive (pay) USD	(PLN	)	31.2	$9.6
All other currencies net contracts to
receive (pay) USD				$1.4

Total of all currencies				$29.2

Cash Flow Hedges

The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual cash flows resulting from transactions in foreign currencies, including revenue, product costs, selling and administrative expenses and intercompany transactions will be adversely affected by changes in exchange rates. It is our policy to utilize derivatives to reduce foreign exchange risks where internal netting strategies cannot be effectively employed. As of July 3, 2009, hedged transactions included our customer and intercompany backlog and outstanding purchase commitments denominated in Euros. We hedge up to 100% of anticipated exposures typically one to three months in advance, but have hedged as much as five months in advance. We generally review our exposures twice each month and adjust the amount of derivatives outstanding as needed.

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

Non-Designated Hedges

As mentioned above, the total notional amount of outstanding derivatives as of July 3, 2009 not designated as cash flow hedging instruments was $65.2 million. The purpose of these hedges is to offset realized and unrealized foreign exchange gains and losses recorded on non-functional currency monetary assets and liabilities, including primarily cash balances and accounts receivable and accounts payable from third party and intercompany transactions recorded on the balance sheet. Since these gains and losses are considered by us to be operational in nature, we record both the gains and losses from the revaluation of the balance sheet transactions and the gains and losses on the derivatives in cost of products sold. For derivatives not designated as hedging instruments, we recorded in cost of products sold on our Statement of Operations in the fourth quarter of fiscal 2009 and the fiscal year 2009, losses of $1.7 million and gains of $5.4 million.

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

We had $137.1 million in cash, cash equivalents and short-term investments as of July 3, 2009. Short-term investments totaled $0.3 million as of July 3, 2009 and had contractual maturities of less than one month.

The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents and short-term investments earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents and short-term investments held as of July 3, 2009 was less than two days, and these investments had an average yield of 0.4% per annum.

As of July 3, 2009, unrealized losses on our short-term investments were insignificant. Cash equivalents and short-term investments have been recorded at fair value on our balance sheet.

Exposure on Borrowings

Borrowings under our $70 million revolving credit facility effective as of June 30, 2008 were at an interest rate of either (1) the bank’s prime rate or (2) the London Interbank Offered Rate (“LIBOR”) plus 1.25%. During the fiscal year ended July 3, 2009, we had $10 million of short-term borrowings outstanding under the credit facility and recorded total interest expense of $0.4 million on these borrowings. A 10% change in interest rates on the current borrowings or on future borrowings are not expected to have a material impact on our financial position, results of operations or cash flows since interest on our short-term debt is not material to our overall financial position.

Impact of Foreign Exchange

Approximately 31% of our international business was transacted in non U.S. dollar currency environments in fiscal 2009 compared with 22% in fiscal 2008. The impact of translating the assets and liabilities of foreign operations to U.S. dollars is included as a component of shareholders’ equity. As of July 3, 2009, the cumulative translation adjustment decreased shareholders’ equity by $4.4 million compared with an increase of $4.1 million as of June 27, 2008, an adverse effect totaling $8.5 million during fiscal 2009. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

We often enter into multiple contractual agreements with the same customer. Such agreements are reviewed to determine whether they should be evaluated as one arrangement. If an arrangement, other than a long-term contract, requires the delivery or performance of multiple deliverables or elements, we determine whether the individual elements represent “separate units of accounting.” We recognize the revenue associated with each element separately. Such revenue, including products with installation services, is recognized as the revenue when each unit of accounting is earned based on the relative fair value of each unit of accounting.

Our assessment of which revenue recognition guidance is appropriate to account for each element in an arrangement can involve significant judgment. The determination of whether software is more than incidental to hardware can impact the timing of revenue recognition.

Revenue from product sales where any software is considered incidental (other than for long-term contracts) and services, are recognized when persuasive evidence of an arrangement exists, delivery has occurred and title and risk of loss has transferred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.

Revenue recognition related to long-term contracts for customized network solutions are recognized using the percentage-of-completion method. In using the percentage-of-completion method, we generally apply the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Contracts are combined when specific aggregation criteria. Recognition of profit on long-term contracts requires estimates of: the total contract value; the total cost at completion; and the measurement of progress towards completion. Significant judgment is required when estimating total contract costs and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings when identified.

For revenue recognition from the sale of software or products which have software which is more than incidental to the product as a whole, the entire fee from the arrangement must be allocated to each of the elements based on the individual element’s fair value, which must be based on vendor specific objective evidence of the fair value (“VSOE”). If VSOE cannot be established for the undelivered elements of an arrangement, we defer revenue until the earlier of delivery, or fair value of the undelivered element exists, unless the undelivered element is a service, in which the entire arrangement fee is recognized ratably over the period during which the services are expected to be performed.

Royalty income is recognized on the basis of terms specified in the contractual agreements.

Provisions for Excess and Obsolete Inventory Losses

As of July 3, 2009, our reserve for excess and obsolete inventory was $49.9 million, or 33.6% of the gross inventory balance, which compares to a reserve of $35.6 million, or 27.6% of the gross inventory balance as of June 27, 2008. During fiscal 2009, we increased our net inventory reserves by $14.3 million primarily due to inventory mark-downs as a result of product transitioning and product discontinuance. During the third quarter of fiscal 2009, we also recorded $3.4 million included in “Charges for product transition” on the Consolidated Statement of Operations for estimated losses on future inventory purchase commitments. During fiscal 2008, we increased our inventory reserves by $14.7 million relating to inventory impairment as a result of product transitioning and product discontinuance.

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

Goodwill and Intangible Assets

Goodwill on our consolidated balance sheet as of July 3, 2009 and June 27, 2008 was $3.2 million and $284.2 million. Identifiable intangible assets on our consolidated balance sheet as of July 3, 2009 and June 27, 2008 was $84.1 million and $130.1 million. During fiscal 2009, we recorded impairment charges of $279.0 million for goodwill and $32.6 million for the Stratex trade name which had indefinite lives. We have not recorded any impairment losses on identifiable intangible assets with definite lives in fiscal 2009, 2008 or 2007.

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

To test for potential impairment of our goodwill, we determined the fair value of each of our reporting segments based on projected discounted cash flows and market-based multiples applied to sales and earnings. The results indicated an impairment to goodwill, because the current carrying value of the North America Microwave and International Microwave segments exceeded their fair value. We then allocated these fair values to the respective underlying assets and liabilities to determine the implied fair value of goodwill, resulting in a $279.0 million charge to write down all of our goodwill. We determined the fair value of the trade name “Stratex” by performing a projected discounted cash flow analysis based on the relief-from-royalty approach, resulting in a $22.0 million charge to write down the trade name “Stratex” to $11.0 million as of April 3, 2009, the end of our third quarter in fiscal 2009.

During June 2009, subsequent to the May 27, 2009 spin-off by Harris of its majority interest or 56 percent of our common stock, Harris notified us of its intent to terminate the trademark license in effect between us since January 26, 2007. The new name of our Company will not include Harris or Stratex. Accordingly, the fair value of the indefinite-lived trade name “Stratex” was deemed to be impaired. Furthermore, we anticipate making this change by December 2009, which is a known definite life of six months from July 3, 2009, the end of our fiscal year 2009. As a result, we determined the fair value of the trade name “Stratex” as of July 3, 2009 by performing a projected discounted cash flow analysis based on the relief-from-royalty approach, resulting in a $10.6 million charge to write down a majority of the trade name “Stratex” to a fair value of $0.4 million with a six-month remaining life.

We will not be required to make any current or future cash expenditures as a result of these impairments, and these impairments do not impact our financial covenant compliance under our credit arrangements or our ongoing financial performance. We did not record any impairment losses on identifiable intangible assets or goodwill in fiscal 2008 or 2007.

We review goodwill and identifiable intangible assets for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable. We are required to perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note N of the Notes to Consolidated Financial Statements. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

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

Our consolidated balance sheet as of July 3, 2009 includes a non-current deferred income tax asset of $8.0 million and a non-current deferred tax liability of $0.9 million. This compares to a net current deferred tax asset of $12.6 million, a non-current deferred income tax asset of $13.7 million, and a non-current deferred tax liability of $3.7 million as of June 27, 2008. For all jurisdictions for which we have deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to deferred income taxes, as reflected in our consolidated balance sheet, was $168.9 million as of July 3, 2009 and $116.9 million as of June 27, 2008. The increase in valuation allowance from fiscal 2008 to fiscal 2009 was primarily due to our establishing a valuation allowance on certain deferred tax assets. If we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

United States income taxes have not been provided on basis differences in foreign subsidiaries of $11.7 million and $73.1 million as of July 3, 2009 and June 27, 2008, because of our intention to reinvest these earnings indefinitely. The determination of unrecognized deferred U.S. tax liability for foreign subsidiaries is not practicable. Tax loss and credit carryforwards as of July 3, 2009 have expiration dates ranging between one year and no expiration in certain instances. The amount of U.S. tax loss carryforwards as of July 3, 2009 and June 27, 2008 was $201.2 million and $198.5 million and begin to expire in fiscal 2022. Credit carryforwards as of July 3, 2009 and June 27, 2008 was $27.9 million and $24.8 million and certain credits begin to expire in fiscal 2010. The amount of foreign tax loss carryforwards for July 3, 2009 and June 27, 2008 was $50.5 million and $40.2 million. The utilization of a portion of the U.S. net operating losses created prior to the merger is subject to an annual limitation under Section 382 of the Internal Revenue Code as a result of a change of ownership. Income taxes paid were $2.6 million, $2.2 million and $6.6 million during fiscal 2009, 2008 and 2007.

The effective tax rate in the fiscal year ended July 3, 2009 was impacted unfavorably by a valuation allowance recorded on certain deferred tax assets, certain purchase accounting adjustments and foreign tax credits where it was determined it was not more likely than not that the assets would be realized. The net change in the valuation allowance impacting the effective tax rate during the year ended July 3, 2009 was an increase of $50.8 million.

During the year ended July 3, 2009, certain temporary taxable differences in the amount of $7.2 million were realized. This realization resulted in a reduction of the valuation allowance placed on Stratex acquired deferred tax assets. The reduction of this valuation allowance was recorded against the goodwill and non-current intangible assets acquired in the Stratex acquisition. The reduction of the acquired intangible assets was required after the impairment reduced our goodwill from the Stratex acquisition to zero. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be accounted for through the income statement is $56.1 million. For the year ended June 27, 2008, certain temporary taxable differences in the amount of

$30.7 million were realized. This realization resulted in a reduction of the valuation allowance placed on Stratex acquired deferred tax assets. The reduction of this valuation allowance was recorded against the goodwill related to the Stratex acquisition. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be allocated to reduce goodwill was $63.3 million as of June 27, 2008.

We established our International Headquarters in Singapore and received a favorable tax ruling resulting from an application filed by us with the Singapore Economic Development Board (“EDB”) effective January 26, 2007. This favorable tax ruling calls for a 10% effective tax rate to be applied over a five year period provided certain milestones and objectives are met. We are confident that we will meet the expectations of the EDB and retain this favorable ruling.

We entered into a tax sharing agreement with Harris Corporation effective on January 26, 2007, the date of the merger. The tax sharing agreement addresses, among other things, the settlement process associated with pre-merger tax liabilities and tax attributes that are attributable to the MCD business when it was a division of Harris Corporation. There were no settlement payments recorded in fiscal 2009, 2008 or 2007.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Accruals for tax contingencies are provided for in accordance with the requirements of FIN 48 “Accounting for Uncertainties in Income Taxes.” FIN 48 addresses the accounting for and disclosure of uncertainty in income tax positions, by prescribing a minimum recognition threshold that a tax position is required to satisfy before being recognized in the financial statements.

As of July 3, 2009 and June 27, 2008, we had a liability for unrecognized tax benefits of $30.9 million and $29.6 million for various federal, foreign, and state income tax matters. Unrecognized tax benefits increased by $1.3 million. If the unrecognized tax benefits associated with these positions are ultimately recognized, they would not be expected to have a material impact on our effective tax rate or financial position.

We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign, and state income taxes. We did not accrue an additional amount for such interest as of July 3, 2009 and, as of June 27, 2008, we accrued additional interest of less than $0.1 million. No penalties have been accrued.

We expect that the amount of unrecognized tax benefit may change in the next twelve months; however, it is not expected to have a significant impact on our results of operations, financial position or cash flows.

We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Singapore, Poland, Nigeria, France and the U.K. The earliest years still open and subject to ongoing audits for these jurisdictions are as follows: United States — 2003; Singapore — 2006; Poland — 2004; Nigeria — 2004; France — 2006; and UK — 2006. As of July 3, 2009, we were not under audit by the U.S. Internal Revenue Service.

Impact of Recently Issued Accounting Pronouncements

As described in “Note B — Significant Accounting Policies and New Accounting Pronouncements” in the Notes to Consolidated Financial Statements, there are accounting pronouncements that have recently been issued but have not yet been implemented by us. Note B describes the potential impact that these pronouncements are expected to have on our financial position, results of operations and cash flows.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Harris Stratex Networks, Inc.

We have audited the accompanying consolidated balance sheets of Harris Stratex Networks, Inc. and subsidiaries as of July 3, 2009 and June 27, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended July 3, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Stratex Networks, Inc. and subsidiaries at July 3, 2009 and June 27, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 3, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harris Stratex Networks, Inc.’s internal control over financial reporting as of July 3, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 3, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Raleigh, North Carolina
September 3, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Harris Stratex Networks, Inc.

We have audited Harris Stratex Networks, Inc.’s internal control over financial reporting as of July 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Harris Stratex Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Harris Stratex Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 3, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harris Stratex Networks, Inc. and subsidiaries as of July 3, 2009 and June 27, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended July 3, 2009 of Harris Stratex Networks, Inc. and our report dated September 3, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Raleigh, North Carolina
September 3, 2009

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	July 3,	June 27,	June 29,
	2009	2008	2007
	(In millions, except per share amounts)

Revenue from product sales and services:
Revenue from external product sales	$559.5	$591.7	$409.1
Revenue from product sales with Harris Corporation	6.0	3.5	1.9

Total revenue from product sales	565.5	595.2	411.0
Revenue from services	114.4	123.2	96.9

Total revenue from product sales and services	679.9	718.4	507.9
Cost of product sales and services:
Cost of external product sales	(383.5)	(427.1)	(286.3)
Charges for product transition	(29.8)	—	—
Cost of product sales with Harris Corporation	(2.4)	(1.3)	(1.3)

Total cost of product sales	(415.7)	(428.4)	(287.6)
Cost of services	(81.4)	(87.9)	(65.2)
Cost of sales billed from Harris Corporation	(0.9)	(4.8)	(5.4)
Amortization of purchased technology	(7.5)	(7.1)	(3.0)

Total cost of product sales and services	(505.5)	(528.2)	(361.2)

Gross margin	174.4	190.2	146.7
Research and development expenses	(40.4)	(46.1)	(39.4)
Selling and administrative expenses	(132.8)	(134.4)	(92.1)
Selling and administrative expenses with Harris Corporation	(5.5)	(7.0)	(6.8)

Total research, development, selling and administrative expenses	(178.7)	(187.5)	(138.3)
Acquired in-process research and development	(2.4)	—	(15.3)
Amortization of identifiable intangible assets	(5.6)	(7.1)	(7.5)
Software impairment charges	(3.2)	—	—
Restructuring charges	(8.2)	(9.3)	(9.3)
Goodwill impairment charges	(279.0)	—	—
Trade name impairment charges	(32.6)	—	—
Corporate allocations expense from Harris Corporation	—	—	(3.7)

Operating loss	(335.3)	(13.7)	(27.4)
Interest income	0.9	2.4	1.8
Interest expense	(2.8)	(2.6)	(2.3)

Loss before provision for or benefit from income taxes	(337.2)	(13.9)	(27.9)
(Provision for) benefit from income taxes	(17.8)	2.0	6.1

Net loss	$(355.0)	$(11.9)	$(21.8)

Net loss per common share of Class A and Class B Common Stock (Notes 1 and 2):
Basic and diluted	$(6.05)	$(0.20)	$(0.88)
Basic and diluted weighted average shares outstanding	58.7	58.4	24.7

(1)	The net loss per common share amounts are the same for Class A and Class B because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

(2)	Prior to January 26, 2007, the Company was a division of Harris Corporation and there were no shares outstanding for purposes of income or loss calculations. Basic and diluted weighted average shares outstanding are calculated based on the daily outstanding shares, reflecting the fact that no shares were outstanding prior to January 26, 2007.

See accompanying Notes to Consolidated Financial Statements

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 3,	June 27,
	2009	2008
	(In millions, except share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$136.8	$95.0
Short-term investments	0.3	3.1
Receivables	142.9	199.7
Unbilled costs	27.8	37.1
Inventories	98.6	93.5
Deferred income taxes	—	12.6
Due from Harris Corporation	3.0	—
Other current assets	26.7	19.1

Total current assets	436.1	460.1
Long-Term Assets
Property, plant and equipment	57.4	75.6
Goodwill	3.2	284.2
Identifiable intangible assets	84.1	130.1
Capitalized software	9.3	9.5
Non-current portion of notes receivable	0.4	2.5
Non-current deferred income taxes	8.0	13.7
Other assets	1.7	1.6

Total long-term assets	164.1	517.2

Total assets	$600.2	$977.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$10.0	$—
Current portion of long-term debt	—	5.0
Accounts payable	69.6	81.1
Compensation and benefits	16.6	19.5
Other accrued items	54.9	42.1
Advance payments and unearned income	37.3	30.1
Restructuring liabilities	5.3	5.1
Current portion of long-term capital lease obligation to Harris Corporation and others	0.7	1.3
Due to Harris Corporation	—	16.8

Total current liabilities	194.4	201.0
Long-Term Liabilities
Long-term debt	—	3.8
Long-term portion of capital lease obligation to Harris Corporation and others	1.1	1.3
Restructuring and other long-term liabilities	3.2	7.4
Redeemable preference shares	8.3	8.3
Warrants	—	0.6
Reserve for uncertain tax positions	4.4	3.0
Deferred income taxes	0.9	3.7

Total Liabilities	212.3	229.1
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, Class A, $0.01 par value; 300,000,000 shares authorized; issued and outstanding 58,903,177 shares as of July 3, 2009 and 25,556,134 shares as of June 27, 2008	0.6	0.3
Common stock, Class B, $0.01 par value; 100,000,000 shares authorized; issued and outstanding zero shares as of July 3, 2009 and 32,913,377 shares as of June 27, 2008	—	0.3
Additional paid-in-capital	783.2	779.9
Accumulated deficit	(391.1)	(36.1)
Accumulated other comprehensive (loss) income	(4.8)	3.8

Total Shareholders’ Equity	387.9	748.2

Total Liabilities and Shareholders’ Equity	$600.2	$977.3

See accompanying Notes to Consolidated Financial Statements

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	July 3,	June 27,	June 29,
	2009	2008	2007
	(In millions)

Operating Activities
Net loss	$(355.0)	$(11.9)	$(21.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of identifiable intangible assets acquired in the Stratex acquisition and other	13.8	13.9	25.8
Other noncash charges related to the Stratex acquisition	—	—	7.9
Depreciation and amortization of property, plant and equipment and capitalized software	24.3	19.8	14.5
Goodwill impairment charges	279.0	—	—
Trade name impairment charges	32.6	—	—
Noncash share-based compensation expense	2.8	6.4	3.9
Noncash charges for product transition, restructuring and inventory mark-downs	29.3	14.7	—
Acquired in-process research and development	2.4	—	—
Decrease in fair value of warrant liability	(0.6)	(3.3)	(0.6)
Deferred income tax (benefit) expense	16.0	(7.5)	(13.0)
Changes in operating assets and liabilities, net of effects from acquisition:
Receivables	61.1	(13.7)	(23.8)
Unbilled costs and inventories	(9.6)	15.9	(33.1)
Accounts payable and accrued expenses	(18.7)	1.3	10.1
Advance payments and unearned income	7.2	7.8	12.8
Due to Harris Corporation	(19.9)	0.4	4.6
Other assets and liabilities, net	6.6	(3.8)	(0.4)

Net cash provided by (used in) operating activities	71.3	40.0	(13.1)

Investing Activities
Cash payments for Telsima acquisition, net of $1.0 million acquisition costs and cash acquired	(4.3)	—	—
Cash acquired from the Stratex acquisition, net of acquisition costs of $12.7 million	—	—	20.4
Purchases of short-term investments	(1.2)	(9.2)	(30.7)
Sales and maturities of short-term investments	4.0	26.6	35.8
Additions of property, plant and equipment	(15.8)	(9.2)	(8.3)
Additions of capitalized software	(5.8)	(10.3)	(2.9)

Net cash (used in) provided by investing activities	(23.1)	(2.1)	14.3

Financing Activities
Proceeds from issuance of short-term debt	10.0	1.2	10.8
Payments on short-term debt	—	(2.4)	(9.8)
Payments on long-term debt	(9.8)	(10.7)	(5.2)
Payments on long-term capital lease obligation to Harris Corporation and others	(1.3)	(3.7)	—
Proceeds from exercise of former Stratex stock options	—	1.5	3.1
Excess tax benefits from share-based compensation	—	0.7	—
Proceeds from issuance of redeemable preference shares	—	—	8.3
Proceeds from issuance of Class B Common Stock to Harris Corporation	—	—	26.9
Registration costs for Class A common stock issued in Stratex acquisition	—	—	(1.1)
Proceeds from exercise of former Stratex warrants	—	—	0.2
Net cash and other transfers from (to) Harris Corporation prior to the Stratex acquisition	—	—	24.1

Net cash (used in) provided by financing activities	(1.1)	(13.4)	57.3

Effect of exchange rate changes on cash and cash equivalents	(5.3)	1.3	(3.1)

Net increase in cash and cash equivalents	41.8	25.8	55.4
Cash and cash equivalents, beginning of year	95.0	69.2	13.8

Cash and cash equivalents, end of year	$136.8	$95.0	$69.2

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2.8	$2.7	$2.0
Income taxes	$2.6	$2.2	$6.6

See accompanying Notes to Consolidated Financial Statements

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’
EQUITY AND COMPREHENSIVE LOSS

						Accumulated
	Common	Common	Additional			Other	Total
	Stock	Stock	Paid-in	Division	Accumulated	Comprehensive	Shareholders’
	Class A	Class B	Capital	Equity	Deficit	(Loss) Income	Equity
	(In millions, except share amounts)

Balance as of June 30, 2006	$—	$—	$—	$245.7	$ $—	$(1.4)	$244.3
Net income for the period from July 1, 2006 through January 26, 2007	—	—	—	2.4	—	—	2.4
Net loss for the period from January 27, 2007 through June 29, 2007	—	—	—	—	(24.2)	—	(24.2)
Foreign currency translation	—	—	—	—	—	1.5	1.5
Net unrealized loss on hedging activities	—	—	—	—	—	(0.1)	(0.1)

Comprehensive loss							(20.4)
Net increase in investment from Harris Corporation	—	—	—	8.5	—	—	8.5
Return of capital to Harris Corporation	—	—	—	(14.4)	—	—	(14.4)
Reclassification of division equity to additional paid-in capital on January 26, 2007	—	—	242.2	(242.2)	—	—	—
Issuance of Class B Common Stock to Harris Corporation (32,913,377 shares)	—	0.3	26.6	—	—	—	26.9
Issuance of Class A Common Stock to former Stratex shareholders (24,782,153 shares)	0.3	—	477.3	—	—	—	477.6
Vested Stratex equity awards	—	—	15.5	—	—	—	15.5
Employee stock option exercises, net of tax (324,181 shares)	—	—	3.1	—	—	—	3.1
Stock option tax benefits	—	—	0.3	—	—	—	0.3
Exercise of warrants	—	—	0.2	—	—	—	0.2
Compensatory stock awards (294,522 shares)	—	—	4.8	—	—	—	4.8

Balance as of June 29, 2007	0.3	0.3	770.0	—	(24.2)	—	746.4
Net loss	—	—	—	—	(11.9)	—	(11.9)
Foreign currency translation	—	—	—	—	—	4.1	4.1
Net unrealized loss on hedging activities	—	—	—	—	—	(0.3)	(0.3)

Comprehensive loss							(8.1)
Adjustment to capital from Harris Corporation	—	—	1.3	—	—	—	1.3
Employee stock option exercises, net of tax (129,038 shares)	—	—	1.5	—	—	—	1.5
Stock option tax benefits	—	—	0.7	—	—	—	0.7
Compensatory stock awards (73,740 shares)	—	—	6.4	—	—	—	6.4

Balance as of June 27, 2008	0.3	0.3	779.9	—	(36.1)	3.8	748.2
Net loss	—	—	—	—	(355.0)	—	(355.0)
Foreign currency translation	—	—	—	—	—	(8.5)	(8.5)
Net unrealized loss on hedging activities	—	—	—	—	—	(0.1)	(0.1)

Comprehensive loss							(363.6)
Adjustment to capital from Harris Corporation	—	—	0.5	—	—	—	0.5
Employee stock option exercises, net of tax (688 shares)	—	—	—	—	—	—	—
Conversion of 32,913,377 Class B shares to Class A shares	0.3	(0.3)	—	—	—	—	—
Compensatory stock awards (432,978 shares)	—	—	2.8	—	—	—	2.8

Balance as of July 3, 2009	$0.6	$—	$783.2	$—	$(391.1)	$(4.8)	$387.9

See accompanying Notes to Consolidated Financial Statements

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 3, 2009 AND JUNE 27, 2008 AND
FOR EACH OF THE THREE FISCAL YEARS IN THE PERIOD ENDED JULY 3, 2009

Note A —	Nature of Operations and Basis of Presentation

Harris Stratex Networks, Inc. may be referred to as the “Company,” “HSTX,” “Harris Stratex,” “we,” “us” and “our” in these Notes to Consolidated Financial Statements.

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

Basis of Presentation — The consolidated financial statements include the accounts of Harris Stratex and its wholly-owned and majority owned subsidiaries. Significant intercompany transactions and accounts have been eliminated.

On February 27, 2009, we completed the acquisition of Telsima Networks, Inc. (“Telsima”), a privately-held company which is a leading developer and provider of WiMAX Forum Certifiedtm products for use in next-generation broadband wireless networks. These activities are now performed by our International Microwave business segment. As a result of the acquisition, Telsima became a wholly-owned subsidiary of the Company. The results of operations and cash flows of Telsima are included in these consolidated financial statements since February 27, 2009, the date of acquisition. See Note C — Business Combinations — Acquisition of Telsima and Stratex, Goodwill and Identifiable Intangible Assets in these Notes to Consolidated Financial Statements for additional information.

We acquired Stratex Networks, Inc. (“Stratex”) on January 26, 2007. Accordingly, the results of operations and cash flows of Stratex are included in these consolidated financial statements since the date of acquisition.

From the time we acquired Stratex on January 26, 2007, Harris Corporation (“Harris”) owned 32,913,377 shares or 100% of our Class B Common Stock which approximated 56% of the total shares of our common stock. On March 31, 2009, Harris issued a press release announcing that its Board of Directors approved the spin-off to its shareholders of all the shares of Harris Stratex owned by Harris. The spin-off took place in the form of a taxable pro rata stock dividend payable on May 27, 2009 to the Harris stockholders of record on May 13, 2009, the record date for the spin-off dividend. Harris stockholders received approximately 0.24 of a share of Harris Stratex Class A Common Stock for every share of Harris common stock they owned on the record date. The Class B Common Stock automatically converted to Class A Common Stock upon the spin-off event. Following the distribution, only Class A Common Stock of Harris Stratex is outstanding.

For periods prior to January 26, 2007, the accompanying consolidated financial statements include the accounts of the Microwave Communications Division (“MCD”) of Harris Corporation (“Harris”) and Harris subsidiaries classified as part of MCD, our financial reporting predecessor entity. These financial statements have been determined to be the historical financial statements of Harris Stratex. As used in these Notes to Consolidated Financial Statements, the term “MCD” refers to the consolidated operations of the Microwave Communications Division of Harris.

For periods prior to January 26, 2007, our historical financial statements are presented on a carve-out basis and reflect the assets, liabilities, revenue and expenses that were directly attributable to MCD as it was operated within Harris. Our consolidated Statements of Operations include all of the related costs of doing business, including an allocation of certain general corporate expenses of Harris, which were in support of MCD, including costs for finance, legal, treasury, purchasing, quality, environmental, safety, human resources, tax, audit and public relations departments and other corporate and infrastructure costs. We were allocated $3.7 million in fiscal 2007 for these

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corporate allocations expenses from Harris. These costs represented approximately 6.1% of the total cost of these allocated services in fiscal 2007. These cost allocations were based primarily on a ratio of our sales to total Harris sales, multiplied by the total headquarters expense of Harris. The allocation of Harris overhead expenses concluded on January 26, 2007 and, accordingly, for the year ended June 29, 2007, seven months allocation was included. Management believes these allocations were made on a reasonable basis. See Note P — Related Party Transactions with Harris for a description of our related party transactions with Harris.

Our fiscal year ends on the Friday nearest calendar June 30. This was July 3 for fiscal 2009, June 27 for fiscal 2008 and June 29 for fiscal 2007. Fiscal year 2009 included 53 weeks and fiscal years 2008 and 2007 each included 52 weeks. In these Notes to Consolidated Financial Statements, we refer to our fiscal years as “fiscal 2009,” “fiscal 2008” and “fiscal 2007.”

Note B —	Significant Accounting Policies and New Accounting Pronouncements

Use of Estimates

Our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) which require us to make estimates, assumptions and judgments affecting the amounts reported and related disclosures.

Estimates are based upon historical factors, current circumstances and the experience and judgment of our management. We evaluate our estimates and assumptions on an ongoing basis and may employ outside experts to assist us in making these evaluations. Changes in such estimates, based on more accurate information, or different assumptions or conditions, may affect amounts reported in future periods.

Estimates affect significant items, including the following:

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are carried at amortized cost, which approximates fair value due to the short-term nature of these investments. Amortization or accretion of premium or discount is included in interest income on the Consolidated Statements of Operations. We hold cash and cash equivalents at

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

several major financial institutions, which often significantly exceed Federal Deposit Insurance Corporation insured limits. However, a substantial portion of the cash equivalents is invested in prime money market funds which are backed by the securities in the fund. Historically, we have not experienced any losses due to such concentration of credit risk.

Short-Term Investments

We invest our excess cash in high-quality marketable debt securities to ensure that cash is readily available for use in our current operations. Investments with original maturities greater than three months but less than one year are accounted for as short-term and are classified as such at the time of purchase. All of our marketable securities are classified as “available-for-sale” because we view our entire portfolio as available for use in our current operations. Accordingly, we have classified all investments in marketable securities as short-term.

Our short-term investments are subject to market risk, primarily interest rate and credit risk. These investments are managed by two outside professional managers within investment guidelines approved by our board of directors. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting our investments to high quality debt instruments with relatively short-term maturities. All short-term investments are reported at fair value with the related unrealized holding gains and losses reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Fair value is determined by using observable or quoted market prices for those securities with the assistance of our outside professional managers.

Realized gains and losses on short-term investments are recorded in selling and administrative expenses. When a marketable security is sold, the realized gain or loss is determined using the specific identification method. Realized gains and losses from the sale of short-term investments in fiscal 2009, 2008 and 2007 were not significant. See Note D — Fair Value Measurements of Financial Assets and Financial Liabilities for additional information.

Accounts Receivable, Major Customers and Other Significant Concentrations

We typically invoice our customers for the sales order (or contract) value of the related products delivered at various milestones, including order receipt, shipment, installation and acceptance and for services when rendered. Our trade receivables are derived from sales to customers located in North America, Africa, Europe, the Middle East, Russia, Asia-Pacific and Latin America. Generally, we do not require collateral; however, in certain circumstances, we may require letters of credit, additional guarantees or advance payments.

We record accounts receivable at net realizable value, which includes an allowance for estimated uncollectible accounts to reflect any loss anticipated on the collection of accounts receivable balances. We calculate the allowance based on our history of write-offs, level of past due accounts and economic status of the customers. The fair value of our accounts receivable approximates their net realizable value. See Note E — Receivables for additional information.

To accommodate requests from our customers for extended payment terms, we often accept letters of credit with payment terms of up to one year or more with the intent to discount these letters of credit with various financial institutions. Under these arrangements, collection risk is fully transferred to the financial institutions. The cost of discounting these letters of credit is recorded as interest expense. During fiscal 2009 and 2008 we discounted customer letters of credit totaling $84.7 million and $65.1 million and recorded related interest expense of $1.0 million and $0.2 million.

During fiscal 2009 and 2008, we had one International Microwave segment customer in Africa (Mobile Telephone Networks or MTN) that accounted for 17% and 13% of our total revenue. As of July 3, 2009 and June 27, 2008, MTN accounted for approximately 6% and 13% of our accounts receivable. In fiscal 2007, no customers accounted for more than 10% of our total revenue.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial instruments that potentially subject us to a concentration of credit risk consist principally of short-term investments, trade accounts receivable and financial instruments used in foreign currency hedging activities. We invest our excess cash primarily in prime money market funds, certificates of deposit, commercial paper and corporate notes. We are exposed to credit risks related to our cash equivalents and short-term investments in the event of default or decrease in credit-worthiness of one of the issuers of the investments. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable, as the majority of our customers are large, well-established companies. We maintain reserves for potential credit losses, but historically have not experienced any significant losses related to any particular geographic area since our business is not concentrated within any particular geographic region. Our customers are primarily in the telecommunications industry, so our accounts receivable are concentrated within one industry and exposed to concentrations of credit risk within that industry.

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

Inventories

Inventories are valued at the lower of cost (determined by average cost and first-in, first-out methods) or market. We regularly review inventory quantities on hand and record inventory reserves for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. Inventory reserves are measured as the difference between the cost of the inventory and estimated market value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis. See Note F — Inventories for additional information.

Income Taxes and Related Uncertainties

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by tax rates at which temporary differences are expected to reverse. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities. A valuation allowance is established to offset any deferred tax assets if, based upon the available information, it is more likely than not that some or all of the deferred tax assets will not be realized.

We are required to compute our income taxes in each federal, state, and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our Consolidated Balance Sheets. Our judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our Consolidated Balance Sheets and Consolidated Statements of Operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance, if required.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our determination of our valuation allowance is based upon a number of assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in our Consolidated Statements of Operations or to goodwill or intangible assets to the extent that the valuation allowance related to tax attributes of the acquired entities.

Effective June 30, 2007, we began using minimum recognition thresholds to establish tax positions to be recognized in the financial statements. We use a two-step process to determine the amount of tax benefit to be recognized. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

For periods prior to January 26, 2007, income tax expense was determined as if we had been a stand-alone entity, although the actual tax liabilities and tax consequences applied only to Harris. We have incurred income tax expense which relates to income taxes paid or to be paid in international jurisdictions for which net operating loss carryforwards were not available. Domestic taxable income is offset by tax loss carryforwards for which an income tax valuation allowance had been previously provided for in the financial statements. See Note O — Income Taxes, for additional information.

Property, Plant and Equipment

During the fourth quarter of fiscal 2009, we reviewed the estimated useful lives of our property, plant and equipment. As a result of this review, we shortened the remaining useful lives of certain machinery and equipment and depreciation and amortization expense increased by $0.5 million during fiscal 2009. This change in estimate of the remaining useful lives of this machinery and equipment will increase depreciation and amortization expense by $1.7 million and $0.4 million during fiscal 2010 and 2011.

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

Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets or any applicable lease term. The useful lives of the assets are generally as follows:

Buildings and leasehold improvements	2 to 45 years
Software developed for internal use	3 to 5 years
Machinery and equipment	2 to 10 years

Expenditures for maintenance and repairs are charged to expense as incurred. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts, and the gain or loss is reflected in the Consolidated Statements of Operations. See Note G — Property, Plant and Equipment for additional information.

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

Amortization is calculated on a product-by-product basis as the greater of the amount computed using (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining economic life of the product. At each balance sheet date, the unamortized capitalized cost of each computer software product is compared to the net realizable value of that product. If an amount of unamortized capitalized costs of a computer software product is found to exceed the net realizable value of that asset, such amount will be written off. The net realizable value is the estimated future gross revenue from that product reduced by the estimated future costs of completing and deploying that product, including the costs of performing maintenance and customer support required to satisfy our responsibility set forth at the time of sale.

Total amortization expense related to capitalized software was $3.4 million in fiscal 2009, $2.9 million in fiscal 2008 and $2.3 million in fiscal 2007.

Identifiable Intangible Assets, Goodwill and Impairment of Long-Lived Assets

We account for our business combinations using the purchase method of accounting which means we record the assets acquired and liabilities assumed at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Valuation of intangible assets and in-process research and development requires significant estimates and assumptions including, but not limited to, determining the timing and expected costs to complete development projects, estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the successful completion of development projects, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired.

Intangible assets with an indefinite life are not amortized until their life is determined to be finite, and all other intangible assets must be amortized over their estimated useful lives. We amortize our acquired intangible assets with definite lives over periods ranging from less than one to ten years. Upon acquisition, the Stratex trade name intangible asset was deemed to have an indefinite life.

Goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. We review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant negative industry or economic trends, including a lack of recovery in the market price of our common stock or the fair value of our debt, disruptions to our business, unexpected significant changes or planned changes in the use of the intangible assets, and mergers and acquisitions could result in the need to reassess the fair value of our assets and liabilities which could lead to an impairment charge for any of our intangible assets or goodwill. The value of our indefinite lived intangible assets and goodwill could also be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a significant slowdown in the worldwide economy and the microwave industry or (iii) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets, including purchased intangible assets deemed to have indefinite lives, on an annual basis or more frequently, if indicators of impairment exist.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have three reporting units, consisting of: (i) our North America Microwave segment; (ii) our International Microwave segment; and (iii) our Network Operations segment. We have no indefinite lived intangible assets or goodwill in our Network Operations segment. Goodwill is tested for impairment annually during the fourth quarter of our fiscal year using a two-step process. First, we determine if the carrying amount of any of our reporting units exceeds its fair value (determined using an analysis of a combination of projected discounted cash flows and market multiples based on revenue and earnings before interest, taxes, depreciation and amortization), which would indicate a potential impairment associated with that reporting unit. If we determine that a potential impairment exists, we then compare the implied fair value associated with the respective reporting unit, to its carrying amount to determine if there is an impairment loss.

Evaluations of impairment involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period.

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

To test for potential impairment of our goodwill, we determined the fair value of each of our reporting segments based on projected discounted cash flows and market-based multiples applied to sales and earnings. The results indicated an impairment to goodwill, because the current carrying value of the North America Microwave and International Microwave segments exceeded their fair value. We then allocated these fair values to the respective underlying assets and liabilities to determine the implied fair value of goodwill, resulting in a $279.0 million charge to write down all of our goodwill. We determined the fair value of the trade name “Stratex” by performing a projected discounted cash flow analysis based on the relief-from-royalty approach, resulting in a $22.0 million charge to write down the trade name “Stratex” to $11.0 million as of April 3, 2009, the end of our third quarter in fiscal 2009.

During June 2009, subsequent to the May 27, 2009 spin-off by Harris of its majority interest or 56 percent of our common stock, Harris notified us of its intent to terminate the trademark license in effect between us since January 26, 2007. The new name of our Company will not include Harris or Stratex. Accordingly, the fair value of the indefinite-lived trade name “Stratex” was deemed to be impaired. Furthermore, we anticipate making this change by December 2009, which is an expected definite life of six months from July 3, 2009, the end of our fiscal year 2009. As a result, we determined the fair value of the trade name “Stratex” as of July 3, 2009 by performing a

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

projected discounted cash flow analysis based on the relief-from-royalty approach, resulting in a $10.6 million charge to write down a majority of the trade name “Stratex” to a fair value of $0.4 million with a six-month remaining life.

We will not be required to make any current or future cash expenditures as a result of these impairments, and these impairments do not impact our financial covenant compliance under our credit arrangements or our ongoing financial performance. We did not record any impairment losses on identifiable intangible assets or goodwill in fiscal 2008 or 2007. Note C — Business Combinations — Acquisition of Telsima and Stratex, Goodwill and Identifiable Intangible Assets for additional information.

During the third quarter of fiscal 2009, we recorded a $2.9 million write-down of software developed for internal use and a $7.2 million write-down of machinery and equipment related to our product transitioning activities. We also recorded a $2.4 million impairment of a building used in manufacturing that we classified as property held for sale. See Note G — Property, Plant and Equipment for additional information.

During fiscal 2008, we recorded impairment losses on property, plant and equipment totaling $1.3 million. See Note P — Related Party Transactions with Harris for additional information.

Other Accrued Items and Other Assets

No accrued liabilities or expenses within the caption “Other accrued items” on our Consolidated Balance Sheets exceed 5% of our total current liabilities as of July 3, 2009 or as of June 27, 2008. “Other accrued items” on our Consolidated Balance Sheets primarily includes accruals for sales commissions, warranties and severance. No current assets other than those already disclosed on the consolidated balance sheets exceed 5% of our total current assets as of July 3, 2009 or as of June 27, 2008. No assets within the caption “Other assets” on the Consolidated Balance Sheets exceed 5% of total assets as of July 3, 2009 or as of June 27, 2008.

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

Network management software products generally carry a 30-day to 90-day warranty from the date of acceptance. Our liability under these warranties is to provide a corrected copy of any portion of the software found not to be in substantial compliance with the agreed-upon specifications.

Our software license agreements generally include certain provisions for indemnifying customers against liabilities should our software products infringe a third party’s intellectual property rights. As of July 3, 2009, we had not incurred any material costs as a result of such indemnification and have not accrued any liabilities related to such obligations in our consolidated financial statements. See Note I — Accrued Warranties for additional information.

Capital Lease Obligation and Operating Leases

Prior to January 26, 2007, MCD used certain assets in Canada owned by Harris that were not contributed to us as part of the merger. We continue to use these assets in our business and entered into a 5-year capital lease agreement to accommodate this use.

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

Liability for Warrants and the Related Changes in Fair Value

We have an obligation for outstanding warrants classified as a liability on our Consolidated Balance Sheet. Warrants that either require net-cash settlement or are presumed to require net-cash settlement are recorded as assets and liabilities at fair value and warrants that require settlement in shares are recorded as equity instruments. Our warrants are classified as liabilities because they include a provision that specifies that we must deliver freely tradable shares upon exercise by the warrant holder. Because there are circumstances, irrespective of likelihood, that may not be within our control that could prevent delivery of registered shares, the warrants are recorded as a liability at fair value, with subsequent changes in fair value recorded as income or expense as part of our Selling and administrative expenses in our Consolidated Statements of Operations. The fair value of our warrants is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. See Note D — Fair Value Measurements of Financial Assets and Financial Liabilities for additional information.

Contingent Liabilities

We have unresolved legal and tax matters, as discussed further in Note P — Income Taxes and Note S — Legal Proceedings. We record a loss contingency as a charge to operations when (i) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and (ii) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both those conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. We expense all legal costs incurred to resolve regulatory, legal and tax matters as incurred.

Periodically, we review the status of each significant matter to assess the potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated, we reflect the estimated loss in our results of operations. Significant judgment is required to determine the probability that a liability has been incurred or an asset impaired and whether such loss is reasonably estimable. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in our consolidated financial statements. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

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

Gains and losses resulting from foreign exchange transactions are included in “Cost of product sales and services” in the accompanying Consolidated Statements of Operations. Net foreign exchange (losses) gains recorded in our Consolidated Statements of Operations during fiscal 2009, 2008 and 2007 totaled $(7.4) million, $(1.3) million and $0.5 million.

Retirement Benefits

As of July 3, 2009, we provided retirement benefits to substantially all employees primarily through our defined contribution retirement plans, and prior to January 27, 2007 we provided these benefits through Harris’ defined contribution retirement plan. These plans have matching and savings elements. Contributions by us to these retirement plans are based on profits and employees’ savings with no other funding requirements. We may make additional contributions to the plan at our discretion.

Prior to January 27, 2007, retirement benefits also included an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability. Harris has assumed this liability and responsibility for these benefits. Prior to January 27, 2007, we accrued the estimated cost of these medical benefits, which were not material, during an employee’s active service life.

Contributions to retirement plans are expensed as incurred. Retirement plan expense amounted to $2.7 million, $3.8 million and $5.4 million in fiscal 2009, 2008 and 2007.

Financial Guarantees, Commercial Commitments and Indemnifications

Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of July 3, 2009, we had no guarantees applicable to our debt arrangements. We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of July 3, 2009, we had commercial commitments of $99.8 million outstanding, none of which are accrued for in our consolidated balance sheets.

Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our software products infringe the intellectual property rights of a third party. To date: we have not received any notice that any customer is subject to an infringement claim arising from the use of our software products; we have not received any request to defend any customers from infringement claims arising from the use of our software products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of July 3, 2009, we had not recorded any liabilities related to these indemnifications.

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

Revenue Recognition

We generate substantially all of our revenue from the sales or licensing of our microwave radio systems, network management software, and professional services including installation and commissioning and training. Principal customers for our products and services include domestic and international wireless/mobile service providers, original equipment manufacturers, distributors, system integrators, as well as private network users such as public safety agencies, government institutions, and utility, pipeline, railroad and other industrial enterprises that operate broadband wireless networks. Our customers generally purchase a combination of our products and services as part of a multiple element arrangement.

We often enter into multiple contractual agreements with the same customer. Such agreements are reviewed to determine whether they should be evaluated as one arrangement. If an arrangement, other than a long-term contract, requires the delivery or performance of multiple deliverables or elements, we determine whether the individual elements represent “separate units of accounting”. We recognize the revenue associated with each element separately. Such revenue, including products with installation services, is recognized as revenue when each unit of accounting is earned based on the relative fair value of each unit of accounting.

Our assessment of which revenue recognition guidance is appropriate to account for each element in an arrangement can involve significant judgment. Revenue from product sales and services are generally recognized when persuasive evidence of an arrangement exists, delivery has occurred and title and risk of loss has transferred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.

Revenue recognition related to long-term contracts for customized network solutions are recognized using the percentage-of-completion method. In using the percentage-of-completion method, we generally apply the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Contracts are combined when specific aggregation criteria are met including the contracts are in substance an arrangement to perform a single project with a customer; the contracts are negotiated as a package in the same economic environment with an overall profit objective; the contracts require interrelated activities with common costs that cannot be separately identified with, or reasonably allocated to the elements, phases or units of output and the contracts are performed concurrently or in a continuous sequence under the same project management at the same location or at different locations in the same general vicinity. Recognition of profit on long-term contracts requires estimates of the total contract value, the total cost at completion and the measurement of progress towards completion. Significant judgment is required when estimating total contract costs and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings when identified.

For revenue recognition from the sale of software or products which have software which is more than incidental to the product as a whole, the entire fee from the arrangement is allocated to each of the elements based on the individual element’s fair value, which must be based on vendor specific objective evidence of the fair value (“VSOE”). If VSOE cannot be established for the undelivered elements of an arrangement, we defer revenue until the earlier of delivery, or fair value of the undelivered element exists, unless the undelivered element is a service, in which the entire arrangement fee is recognized ratably over the period during which the services are expected to be performed.

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

We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ significantly from initial estimates. Forfeitures were estimated based on the historical experience at Stratex for those options assumed, and on the historical experience at Harris prior to the acquisition of Stratex. Share-based compensation expense was recorded net of estimated forfeitures such that expense was recorded only for those share-based awards that are expected to vest. True-ups of forfeiture estimates are made at least annually on a grant by grant basis.

Cash flows, if any, resulting from the gross benefit of tax deductions related to share-based compensation in excess of the grant date fair value of the related share-based awards are presented as part of cash flows from financing activities. This amount is shown as a reduction to cash flows from operating activities and an increase to cash flow from financing activities. See Note M — Share-Based Compensation for additional information.

Earnings (Loss) per Share and Description of Shares Outstanding

We compute net income or loss per share of Class A and Class B Common Stock using the two class method. Basic net income per share is computed using the weighted average number of common shares outstanding during

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A Common Stock assumes the conversion of Class B Common Stock, while the diluted net income per share of Class B Common Stock does not assume the conversion of those shares.

The rights, including the liquidation and dividend rights, of the holders of our Class A and Class B Common Stock are substantially similar. However, the holders of Class B Common Stock have the sole and exclusive right to elect or remove the Class B directors, who currently number four of the eight members of our board of directors. Further, our restated certificate of incorporation cannot be amended or replaced to adversely affect the rights of the holders of Class B Common Stock or to approve a new issuance of Class B Common Stock without the approval of the holders of a majority of Class B Common Stock. At any time each holder may exchange the holder’s shares of Class B Common Stock for an equal number of shares of Class A Common Stock at the holder’s option. Under certain circumstances, each share of Class B Common Stock will convert automatically into one share of Class A Common Stock. The holders of Class B Common Stock have the right to preserve their proportionate interest in the company by participating in any issuance of capital stock by the company other than issuances pursuant to stock option or similar employee benefit plan. The undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as we assume the conversion of Class B Common Stock in the computation of the diluted net income per share of Class A Common Stock, the undistributed earnings are equal to net income for that computation.

Subsequent to May 27, 2009, Class B Common Stock converted automatically into shares of Class A Common Stock, which is now our only outstanding class of stock.

Prior to January 26, 2007, we were a division of Harris and there were no shares outstanding for purposes of earnings (loss) calculations. Basic and diluted weighted average shares outstanding are calculated based on the daily outstanding shares, reflecting the fact that no shares were outstanding prior to January 26, 2007. For fiscal 2009, 2008 and 2007, the diluted loss per share amounts equals the basic loss per share amounts because we reported a net loss and as such, the impact of the assumed exercise of stock options and warrants would have been anti-dilutive.

Restructuring and Related Expenses

We record a liability for costs associated with an exit or disposal activity when the liability is incurred. We also record (i) liabilities associated with exit and disposal activities measured at fair value; (ii) expenses for one-time termination benefits at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; and (iii) liabilities related to an operating lease/contract at fair value and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract). We expense all other costs related to an exit or disposal activity as incurred. We record severance benefits provided as part of restructurings as part of an ongoing benefit arrangement, and accrue a liability for expected severance costs. Restructuring liabilities and the liability for expected severance costs are shown as “Restructuring liabilities” in current and long-term liabilities on our Consolidated Balance Sheets and the related costs are reflected as operating expenses in the Consolidated Statements of Operations. See Note K — Restructuring Activities for additional information.

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

Customer-sponsored research and development costs are sometimes incurred pursuant to contractual arrangements and are accounted for principally by the percentage-of-completion method. There was no customer-sponsored research and development in fiscal 2009, 2008 or 2007.

Segment Information

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

Our Chief Executive Officer is the Chief Operating Decision-Maker (the “CODM”). Resources are allocated to each of these segments using information based primarily on their operating income (loss). Operating income (loss) is defined as revenue less cost of product sales and services, engineering, selling and administrative expenses, restructuring charges, acquired in-process research and development, and amortization of identifiable intangible assets. General corporate expenses are allocated to the North America Microwave and International Microwave segments based on revenue. Information related to assets, capital expenditures and depreciation and amortization for the operating segments is not part of the discrete financial information provided to and reviewed by the CODM. See Note N — Business Segments for additional information.

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

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which defers the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, which for us is our fiscal 2010. We adopted Statement 157 in the first quarter of fiscal 2009 and there was no impact to our financial position, results of operations or cash flows. In accordance with FSP FAS 157-2, we elected to defer until fiscal 2010 the adoption of Statement 157 for nonfinancial assets (including items such as goodwill and other intangible assets) and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not currently anticipate that the adoption of Statement 157 for nonfinancial assets and nonfinancial liabilities will materially impact our financial position, results of operations or cash flows. See Note E — Fair Value Measurements of Financial Assets and Financial Liabilities for disclosures.

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

Disclosure of Subsequent Events

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“Statement 165”). Statement 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, in the case of public entities. Specifically, Statement 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Statement 165 is effective for interim or annual reporting periods ending after June 15, 2009, which for us is fiscal 2009 (our current fiscal year, which ended July 3, 2009). We adopted Statement 165 in the fourth quarter of fiscal 2009, and have evaluated any subsequent events through the date of filing of this Annual Report on Form 10-K. The adoption of Statement 165 did not impact our financial position, results of operations or cash flows.

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

Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 extends the annual disclosure requirements of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“Statement 107”) to interim reporting periods. Statement 107 requires disclosures of the fair value of all financial instruments (whether recognized or not in the statement of financial position), except for those specifically listed in paragraph 8 of Statement 107, when practicable to do so. In addition, FSP FAS 107-1 requires fair value information disclosed in the notes to financial statements to be presented together with the related carrying amount of the financial instruments in a form that clearly distinguishes between assets and liabilities and indicates how the carrying amounts relate to what is reported on the statement of financial position. An entity must also disclose the methods and significant assumptions used to estimate the fair value of the financial instruments and describe any changes in these methods and significant assumptions. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, which for us is the first quarter of our fiscal 2010. We do not currently anticipate that the implementation of FSP FAS 107-1 will materially impact our financial position, results of operations or cash flows.

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

Note C —	Business Combinations — Acquisition of Telsima and Stratex, Goodwill and Identifiable Intangible Assets

On March 2, 2009, we announced that we closed the acquisition (the “Telsima Acquisition”) of Telsima Corporation (“Telsima”) of Sunnyvale, California. Telsima is a leading developer and provider of WiMAX Forum Certifiedtm products for use in next generation broadband wireless networks. The Telsima Acquisition closed on February 27, 2009 and was consummated pursuant to an Agreement and Plan of Merger, dated February 27, 2009 (the “Merger Agreement”), by and among Harris Stratex Networks Operating Corporation, a wholly-owned subsidiary of the Company (“HSNOC”), Eagle Networks Merger Corporation, a wholly-owned subsidiary of HSNOC (“Merger Sub”), Telsima and the Holder Representative party thereto. The Merger Agreement provided for the acquisition by HSNOC of all of the outstanding equity securities of Telsima for cash through the merger of Merger Sub with and into Telsima. Following such merger, Telsima became a wholly-owned subsidiary of HSNOC.

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

We completed the Telsima Acquisition to acquire WiMAXtm technology and products for use in next-generation broadband wireless networks and to enhance our ability to expand into new and emerging markets.

On January 26, 2007, we completed our acquisition of Stratex. Pursuant to the acquisition, each share of Stratex common stock was converted into one-fourth of a share of our Class A Common Stock. As a result of the transaction, 24,782,153 shares of our Class A Common Stock were issued to the former holders of Stratex common stock. In the contribution transaction, Harris contributed the assets of MCD, along with $32.1 million in cash (consisting of $26.9 million contributed on January 26, 2007 and $5.2 million held by the Company’s foreign operating subsidiaries on January 26, 2007) and, in exchange we assumed certain liabilities of Harris related to MCD and issued 32,913,377 shares of our Class B Common Stock to Harris. As a result of these transactions, Harris owned approximately 57% of our outstanding stock and the former Stratex shareholders owned approximately 43% of our outstanding stock immediately following the closing.

We completed the Stratex acquisition to create a leading global communications solutions company offering end-to-end wireless transmission solutions for mobile and fixed-wireless service providers and private networks.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Telsima and Stratex acquisitions were accounted for as a purchase business combinations. Total consideration paid by us is summarized in the following table:

	Telsima	Stratex
	February 27,	January 26,
Calculation of Allocable Purchase Price	2009	2007
	(In millions)

Value of Harris Stratex Networks shares issued to stockholders	$—	$464.9
Cash paid and to be paid for acquisition of shares	12.0	—
Value of vested options assumed	—	15.5
Acquisition costs	1.0	12.7

Total allocable purchase price	$13.0	$493.1

The table below represents the allocation of the total consideration paid to the purchased tangible assets, identifiable intangible assets, goodwill and liabilities based on our assessment of their respective fair values as of the date of acquisition.

Balance Sheet as of the Acquisition Date (In millions)	Telsima	Stratex
	(In millions)

Cash, cash equivalents and short-term investments	$0.6	$58.6
Accounts and notes receivable	2.2	39.1
Inventories	1.8	44.2
In-process research and development	2.4	15.3
Identifiable intangible assets	7.6	149.5
Goodwill	3.2	295.0
Property, plant and equipment	2.0	33.0
Other assets	4.0	11.1

Total assets	$23.8	$645.8

Current portion of long-term debt	$—	$11.3
Short-term debt	1.0	—
Capital lease obligations	0.5	—
Accounts payable and accrued expenses	9.3	56.1
Advance payments and unearned income	—	0.3
Income taxes payable	—	9.2
Liability for severance payments	—	7.9
Long-term debt	—	13.4
Deferred tax liabilities	—	41.3
Long-term restructuring liabilities	—	8.7
Warrants	—	4.5

Total liabilities	10.8	152.7

Net assets acquired	$13.0	$493.1

The table below summarizes the allocation of estimated identifiable intangible assets resulting from the Telsima and Stratex acquisitions. For purposes of this allocation, we assessed the fair value of Telsima identifiable intangible assets related to customer contracts, customer relationships, developed technology and trade names based on the net present value of the projected income stream of these identifiable intangible assets. The resulting

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value is being amortized over the estimated useful life of each identifiable intangible asset on a straight-line basis. We estimated the fair value of acquired in-process research and development to be approximately $2.4 million, which we have reflected in “Acquired in-process research and development” expense in the Consolidated Statements of Operations during fiscal 2009. This represents certain technologies under development, primarily related to next generations of the WiMAXtm product line. We estimated that the technologies under development were approximately 50 percent complete at the date of acquisition. We expect to incur up to an additional $7.6 million to complete this development, with completion expected in late calendar year 2009.

With regard to the Stratex acquisition, we assessed the fair value of identifiable intangible assets related to customer contracts, customer relationships, employee covenants not to compete, developed technology and tradenames based on the net present value of the projected income stream of these identifiable intangible assets. The resulting fair value is being amortized over the estimated useful life of each identifiable intangible asset on a straight-line basis. We estimated the fair value of acquired in-process research and development to be approximately $15.3 million, which we have reflected in “Acquired in-process research and development” expense in the Consolidated Statements of Operations during fiscal 2007. This represented certain technologies under development, primarily related to the next generation of the Eclipse product line.

		Telsima		Stratex
		Estimated		Estimated
	Expense Type	Useful Life	Amount	Useful Life	Amount
		(Years)	(In millions)	(Years)	(In millions)

Developed technology	Cost of product sales and services	6	$6.9	10	$70.1
Stratex trade name	Selling and administrative		—	Indefinite	33.0
Other trade names	Selling and administrative	1	0.1	5	11.4
Customer relationships	Selling and administrative	7	0.6	4 to 10	28.8
Contract backlog	Selling and administrative		—	0.4	4.3
Non-competition agreements	Selling and administrative		—	1	1.9

			$7.6		$149.5

The Telsima Acquisition has been accounted for under the purchase method of accounting. Accordingly, the Telsima results of operations have been included in the Consolidated Statements of Operations and Cash Flows since the acquisition date of February 27, 2009 and are included almost entirely in our International Microwave segment. The purchase price allocation is preliminary and until February 26, 2010, additional information could come to our attention that may require us to further revise the purchase price allocation in connection with the Telsima Acquisition. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired was assigned to goodwill. The goodwill resulting from the acquisition was associated primarily with the Telsima market presence and leading position, its growth opportunity in the markets in which it operated and its experienced work force.

Goodwill is not amortized but will be tested for impairment at least annually. The goodwill resulting from the Telsima Acquisition is deductible for tax purposes. The write-off of in-process research and development noted in the above table was included in our Consolidated Statement of Operations during fiscal 2009. We obtained the assistance of an independent valuation specialist to assist us in determining the allocation of the purchase price for the Telsima and Stratex acquisitions.

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

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2009, we recorded impairment charges of $279.0 million for goodwill and $32.6 million for the Stratex trade name. We have not recorded any impairment losses on identifiable intangible assets with definite lives in fiscal 2009, 2008 or 2007.

The goodwill resulting from the Stratex acquisition is not deductible for tax purposes. We obtained the assistance of independent valuation specialists to assist us in determining the allocation of the purchase price for the Stratex and Telsima acquisitions.

Pro Forma Results

The following summary, prepared on a pro forma basis, presents unaudited consolidated results of operations as if Telsima had been acquired as of the beginning of each of the periods presented, after including the impact of adjustments such as amortization of intangibles and the related income tax effects. This pro forma presentation does not include any impact of acquisition synergies.

	2009	2008
	(In millions, except per share data)

Revenue from product sales and services — as reported	$679.9	$718.4
Revenue from product sales and services — pro forma	$698.9	$728.8
Net loss — as reported	$(355.0)	$(11.9)
Net loss — pro forma	$(380.3)	$(49.5)
Net loss per diluted common share — as reported	$(6.05)	$(0.20)
Net loss per diluted common share — pro forma	$(6.48)	$(0.85)

The pro forma results are not necessarily indicative of our results of operations had we owned Telsima for the entire periods presented.

Summary of Goodwill

Goodwill on the consolidated balance sheets in our North America Microwave and International Microwave segments totaled $3.2 million and $284.2 million as of the end of fiscal 2009 and 2008. There was no goodwill in our Network Operations segment. Changes in the carrying amount of goodwill for fiscal 2009 and 2008 by segment were as follows:

	2009			2008
	North			North
	America	International	Total	America	International	Total
			(In millions)

Balance as of the beginning of fiscal year	$36.2	$248.0	$284.2	$1.9	$322.8	$324.7
Goodwill from the Telsima acquisition	—	3.2	3.2	—	—	—
Reduction of deferred tax liabilities and other adjustments established in purchase accounting	—	—	—	—	(41.9)	(41.9)
Reclassification of Stratex goodwill	—	—	—	34.3	(34.3)	—
Impairment charges	(31.8)	(247.2)	(279.0)	—	—	—
Translation adjustments related to acquisitions in prior years	(4.4)	(0.8)	(5.2)	—	1.4	1.4

	$—	$3.2	$3.2	$36.2	$248.0	$284.2

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Identifiable Intangible Assets

In addition to the identifiable intangible assets from the Telsima and Stratex acquisitions, we have other identifiable intangible assets related primarily to technology obtained through acquisitions prior to fiscal 2006. Our other identifiable intangible assets are being amortized over their useful estimated economic lives, which range from two to 17 years. A summary of all of our identifiable intangible assets is presented below:

						Total
					Non-	Identifiable
	Developed		Customer	Contract	Compete	Intangible
	Technology	Tradenames	Relationships	Backlog	Agreements	Assets
	(In millions)

Gross identifiable intangible assets as of June 30, 2006	$12.8	$—	$—	$—	$—	$12.8
Less accumulated amortization	(6.4)	—	—	—	—	(6.4)

Net identifiable intangible assets as of June 30, 2006	6.4	—	—	—	—	6.4
Add: acquired fair value of Stratex identifiable intangible assets	70.1	44.4	28.8	4.3	1.9	149.5
Less: amortization expense fiscal 2007	(4.1)	(1.0)	(1.4)	(4.3)	(0.8)	(11.6)
Foreign currency translation fiscal 2007	0.2	—	—	—	—	0.2

Net identifiable intangible assets as of June 29, 2007	72.6	43.4	27.4	—	1.1	144.5
Less: amortization expense fiscal 2008	(7.9)	(2.2)	(3.3)	—	(1.1)	(14.5)
Foreign currency translation fiscal 2008	0.1	—	—	—	—	0.1

Net identifiable intangible assets as of June 27, 2008	64.8	41.2	24.1	—	—	130.1
Add: acquired fair value of Telsima identifiable intangible assets	6.9	0.1	0.6	—	—	7.6
Less: amortization expense fiscal 2009	(8.1)	(2.3)	(3.3)	—	—	(13.7)
Impairment charge fiscal 2009	—	(32.6)	—	—	—	(32.6)
Tax adjustments related to valuation allowance	(3.8)	(3.0)	—	—	—	(6.8)
Foreign currency translation fiscal 2009	(0.5)	—	—	—	—	(0.5)

Net identifiable intangible assets as of July 3, 2009	$59.3	$3.4	$21.4	$—	$—	$84.1

Gross identifiable intangible assets as of July 3, 2009	$87.9	$11.9	$29.3	$—	$—	$129.1
Less accumulated amortization	(28.6)	(8.5)	(7.9)	—	—	(45.0)

Net identifiable intangible assets as of July 3, 2009	$59.3	$3.4	$21.4	$—	$—	$84.1

Amortization expense fiscal 2009	8.1	2.3	3.3	—	—	13.7
Amortization expense fiscal 2008	7.9	2.2	3.3	—	1.1	14.5
Amortization expense fiscal 2007	4.1	1.0	1.4	4.3	0.8	11.6
Weighted Average Estimated Useful Life (in years)	7.3	2.5	7.3	—	—

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At July 3, 2009, we estimate our future amortization of identifiable intangible assets with definite lives by year as follows:

Years Ending
in June
(In millions)

2010	$13.8
2011	13.0
2012	11.9
2013	10.6
2014	10.4
Thereafter	24.4

$84.1

Note D —	Fair Value Measurements of Financial Assets and Financial Liabilities

We determine fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants as of the measurement date. We try to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value and establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2 — Observable market-based inputs or observable inputs that are corroborated by market data;

•	Level 3 — Unobservable inputs reflecting our own assumptions.

The following table represents the fair value hierarchy of our financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of July 3, 2009:

	Level 1	Level 2	Level 3	Total
		(In millions)

Financial Assets:
Short-term investments	$0.3	$—	$—	$0.3
Foreign exchange forward contracts	—	1.1	—	1.1
Financial Liabilities:
Foreign exchange forward contracts	—	0.9	—	0.9
Warrants	—	—	—	—

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth our financial instruments carried at fair value as of July 3, 2009.

July 3,
2009
(In millions)

Financial Assets:
Short-term investments	$0.3
Foreign exchange forward contracts	1.1

Total financial assets	$1.4

Financial Liabilities:
Foreign exchange forward contracts	$0.9
Warrants	0.0

Total financial liabilities	$0.9

As of July 3, 2009, we had warrants outstanding to purchase shares of our Class A Common Stock. Our liability for warrants is classified as a Level 3 financial liability. As of July 3, 2009, warrants to purchase 520,445 shares of our Class A Common Stock were outstanding. These warrants have an exercise price of $11.80 per common share and will expire on September 24, 2009. The per share fair value of each warrant was $0.06 and $1.15 as of July 3, 2009 and June 27, 2008, determined based on the Black-Scholes-Merton model with the assumptions listed in the table below.

	July 3,		June 27,
	2009		2008

Dividend yield	0.0%		0.0%
Expected volatility	79.8%		58.9%
Risk-free interest rate	0.17%		2.31%
Expected holding period	0.23	year	0.67	year

As a result of recording these outstanding warrants at fair value as of July 3, 2009, we recorded the change in fair value during fiscal 2009, 2008 and 2007 as a reduction of $0.6 million, $3.3 million and $0.6 million to selling and administrative expenses on our Consolidated Statements of Operations. During fiscal 2009 and 2008, no warrants were exercised. During fiscal 2007, warrants to purchase 18,750 shares of our Class A Common Stock were exercised with total proceeds to us of $0.2 million.

The following table sets a summary of changes in the fair value of our Level 3 financial liabilities (warrants) during fiscal 2009:

(In millions)

Balance as of June 27, 2008	$0.6
Transfers during the period	—
Repurchases during the period	—
Realized gains (losses) during the period	—
Unrealized gain during the period	(0.6)

Balance as of July 3, 2009	$—

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term investments as of July 3, 2009 and June 27, 2008 are as follows:

July 3, 2009
		Gross	Gross
		Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
(In millions)

Certificates of deposit	$—	$—	$—	$—
Commercial paper	—	—	—	—
Corporate notes	0.3	—	—	0.3

Total short-term investments	$0.3	$—	$—	$0.3

	June 27, 2008
		Gross	Gross
		Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
		(In millions)

Certificates of deposit	$0.6	$—	$—	$0.6
Commercial paper	1.4	—	—	1.4
Corporate notes	1.1	—	—	1.1

Total short-term investments	$3.1	$—	$—	$3.1

As of July 3, 2009, our short-term investment has a maturity date of July 15, 2009. Realized gains and losses from the sale of short-term investments during fiscal 2009, 2008 and 2007 were not significant.

Note E —	Receivables

Our receivables are summarized below:

	July 3, 2009	June 27, 2008
	(In millions)

Accounts receivable	$163.1	$205.5
Notes receivable due within one year — net	6.8	6.8

	169.9	212.3
Less allowances for collection losses	(27.0)	(12.6)

	$142.9	$199.7

During fiscal 2009, the net increase to our allowance for collection losses was $14.4 million. This net increase primarily consisted of an increase of $9.9 million from changes in customer status during the global recession and the downturn in the macro-economic environment and an increase of $6.4 million from the Telsima acquisition. We decreased the allowance for collection losses by $1.8 million for write-offs of accounts determined to be uncollectible.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note F —	Inventories

Our inventories are summarized below:

	July 3, 2009	June 27, 2008
	(In millions)

Finished products	$69.9	$55.5
Work in process	13.6	14.4
Raw materials and supplies	65.0	59.2

	148.5	129.1
Inventory reserves	(49.9)	(35.6)

	$98.6	$93.5

During fiscal 2009, we increased our net inventory reserves by $14.3 million primarily due to inventory mark-downs as a result of product transitioning and product discontinuance. During the third quarter of fiscal 2009, we also recorded $3.4 million included in “Charges for product transition” on the Consolidated Statement of Operations for estimated losses on future inventory purchase commitments.

During fiscal 2008, we increased our inventory reserves by $14.7 million relating to inventory impairment as a result of product transitioning and product discontinuance.

Note G —	Property, Plant and Equipment

Our property, plant and equipment are summarized below:

	July 3, 2009	June 27, 2008
	(In millions)

Land	$1.2	$1.3
Buildings	21.5	29.1
Software developed for internal use	11.6	13.9
Machinery and equipment	94.8	121.6

	129.1	165.9
Less allowances for depreciation and amortization	(71.7)	(90.3)

	$57.4	$75.6

During fiscal 2009, we recorded a $3.2 million write-down of software developed for internal use and a $7.2 million write-down of machinery and equipment related to our product transitioning activities. We also recorded a $2.4 million impairment of a building used in manufacturing that we classified as property held for sale. During fiscal 2009, the cost of property, plant and equipment decreased $36.8 million. This decrease resulted primarily from write-downs and impairments with a total cost basis of $54.5 million, partially offset by $18.4 million of capital expenditures.

Depreciation and amortization expense related to plant and equipment, including software developed for internal use amortization, was $20.5 million, $16.9 million and $14.5 million in fiscal 2009, 2008 and 2007.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note H —	Credit Facility and Debt

Our debt consisted of the following as of July 3, 2009 and June 27, 2008:

	July 3, 2009	June 27, 2008
	(In millions)

Long-term borrowings	$—	$8.8
Short-term borrowings	10.0	—

Total	10.0	8.8
Less short-term borrowings and current portion of long-term debt	(10.0)	(5.0)

Long-term debt outstanding	$—	$3.8

As of June 27, 2008, we had a credit facility with Silicon Valley Bank (the “Original Credit Facility”) which provided for short-term and long-term borrowings. The Original Credit Facility allowed for revolving credit borrowings of up to $50 million with available credit defined as $50 million less the outstanding balance of the long-term portion and any usage under the revolving credit portion. As of June 27, 2008, the outstanding balance of the long-term portion of our Original Credit Facility was $8.8 million and there were $8.6 million in outstanding standby letters of credit as of that date defined as usage under the revolving credit portion of the facility. As of July 3, 2009, the amount under standby letters of credit outstanding under the Original Credit Facility totaled $2.7 million.

On June 30, 2008 the Original Credit Facility was terminated and replaced by a new revolving credit facility with Silicon Valley Bank and Bank of America as of that date (the “New Facility”). The outstanding balance of the Original Credit Facility was repaid in full, including all accrued interest, on June 30, 2008 with the proceeds of a $10 million short-term borrowing under the New Facility.

The New Facility provides for an initial committed amount of $70 million with an uncommitted option for an additional $50 million available with the same or additional banks. The initial term of the New Facility is three years and provides for (1) demand borrowings (with no stated maturity date) with an interest rate of the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%, (2) fixed term Eurodollar loans for up to six months or more as agreed with the banks with an interest rate of LIBOR plus a spread of between 1.25% to 2.00% based on our current leverage ratio and (3) the issuance of standby or commercial letters of credit. The New Facility contains a minimum liquidity ratio covenant and a maximum leverage ratio covenant and is unsecured. As of July 3, 2009, we were in compliance with these financial covenants.

The New Facility allows for borrowings of up to $70 million with available credit defined as $70 million less the outstanding balance of short-term borrowings ($10.0 million as of July 3, 2009) and letters of credit ($12.5 million as of July 3, 2009). Available credit as of July 3, 2009 was $47.5 million. The weighted average interest rate on our short-term borrowings was 2.10% as of July 3, 2009.

We have uncommitted short-term lines of credit aggregating $0.4 million from various international banks, all of which was available on July 3, 2009. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us and are reviewed annually for renewal or modification.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note I —	Accrued Warranties

We have accrued for the estimated cost to repair or replace products under warranty at the time of sale. Changes in warranty liability, which is included as a component of other accrued items on the consolidated balance sheets, during the fiscal years ended July 3, 2009 and June 27, 2008, were as follows:

	Fiscal Year Ended
	July 3, 2009	June 27, 2008
	(In millions)

Balance as of the beginning of the fiscal year	$6.9	$6.7
Acquisition of Telsima	0.3	—
Warranty provision for sales made during the fiscal year	4.0	8.5
Settlements made during the fiscal year	(5.7)	(8.4)
Other adjustments to the liability including foreign currency translation during the fiscal year	—	0.1

Balance as of the end of the fiscal year	$5.5	$6.9

Note J —	Redeemable Preference Shares

During fiscal 2007, our Singapore subsidiary issued 8,250 redeemable preference shares to the U.S. parent company which, in turn, sold the shares to two unrelated investment companies at par value for total sale proceeds of $8.25 million. Upon original issuance in fiscal 2007, our former majority shareholder Harris guaranteed redemption of these preference shares directly with these two unrelated investment companies through the existence of put option arrangements. During May 2009, one of these unrelated investment companies exercised a put option with Harris and sold its entire interest in 3,250 redeemable preference shares at face value to Harris. Accordingly, Harris owns this partial interest in our redeemable preference shares outstanding as of July 3, 2009. In view of this transaction occurring within two months of July 3, 2009, and the existence of a put option held by the remaining unrelated investor, we believe the fair value of these redeemable preference approximates the carrying value on our balance sheet as of July 3, 2009.

These redeemable preference shares represent less than a 1% interest in our Singapore subsidiary. The redeemable preference shares have an automatic redemption date of January 2017, which is 10 years from the date of issue. Preference dividends are cumulative and payable quarterly in cash at the rate of 12% per annum. The holders of the redeemable preference shares have liquidation rights in priority of all classes of capital stock of our Singapore subsidiary. The holders of the redeemable preference shares do not have any other participation in, or rights to, our profits, assets or capital shares, and do not have rights to vote as a shareholder of the Singapore subsidiary unless the preference dividend or any part thereof is in arrears and has remained unpaid for at least 12 months after it has been declared. During fiscal 2009, 2008 and 2007, preference dividends totaling $1.0 million, $1.0 million and $0.4 million were recorded as interest expense in the accompanying Consolidated Statements of Operations. We have classified the redeemable preference shares as a long-term liability due to the mandatory redemption provision 10 years from issue date.

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

During the first quarter of fiscal 2009, we announced a new restructuring plan (the “Fiscal 2009 Plan”) to reduce our worldwide workforce. During fiscal 2008, Harris Stratex completed its restructuring activities implemented within the merger restructuring plans (the “Fiscal 2007 Plans”) approved in connection with the January 26, 2007 merger between the Microwave Communications Division of Harris Corporation and Stratex. These restructuring plans included the consolidation of facilities and operations of the predecessor entities in Canada, France, the U.S., China, Brazil and, to a lesser extent, Mexico, New Zealand and the United Kingdom.

During fiscal 2009, our net restructuring charges totaled $8.2 million and consisted of:

•	Severance, retention and related charges associated with reduction in force activities totaling $8.0 million (Fiscal 2009 Plan).

•	Impairment of fixed assets (non-cash charges) totaling $0.4 million and facility restoration costs of $0.3 million at our Canadian location (Fiscal 2009 Plan).

•	Adjustments to the restructuring liability under the 2007 Restructuring Plans for changes in estimates related to sub-tenant activity at our U.S. ($0.1 million increase) and Canadian locations ($0.3 million decrease).

•	Adjustments to the restructuring liability under the 2007 Restructuring Plans for changes in estimates to reduce the severance liability in Canada ($0.3 million decrease).

During fiscal 2008, we recorded $9.3 million of restructuring charges in connection with completion of the Fiscal 2007 Plans. These fiscal 2008 restructuring charges consisted of:

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

During the third quarter of fiscal 2007, in connection with the Stratex acquisition on January 26, 2007, we assumed $12.0 million of restructuring liabilities representing the fair value of Stratex restructuring liabilities incurred prior to, and not related to, the acquisition as summarized in the table below. These charges related to building lease obligations at four of Stratex’ U.S. facilities. During fiscal 2008, we made payments of $4.8 million on these leases, which reduced the liability by $4.1 million, net of $0.7 million in interest expense. Also during the second quarter of fiscal 2008, new information became available with regard to our utilization of the space under these building lease obligations and we reduced our restructuring liability by $1.1 million with an offsetting decrease to goodwill under purchase accounting. Subsequent to the one-year window under purchase accounting, we updated our estimate of the utilization of this space under these lease obligations and increased the liability by $0.5 million with an increase to restructuring expense.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The information in the following table summarizes our restructuring activity during the last three fiscal years and the remaining restructuring liability as of July 3, 2009.

	Severance	Facilities
	and	and
	Benefits	Other	Total
	(In millions)

Total restructuring liability balance as of June 30, 2006	$1.9	$0.3	$2.2
Acquisition of Stratex restructuring liability on January 26, 2007	—	12.0	12.0
Provision in fiscal 2007	9.3	—	9.3
Cash payments in fiscal 2007	(3.4)	(1.5)	(4.9)

Total restructuring liability as of June 29, 2007	7.8	10.8	18.6
Provision in fiscal 2008	4.0	5.9	9.9
Release of accrual to statement of operations in fiscal 2008	(0.6)	—	(0.6)
Amount credited to goodwill in fiscal 2008	—	(1.1)	(1.1)
Other adjustments to liability, including foreign currency translation during fiscal 2008	0.6	0.2	0.8
Non-cash charges in fiscal 2008	—	(4.1)	(4.1)
Cash payments in fiscal 2008	(10.0)	(3.2)	(13.2)

Total restructuring liability as of June 27, 2008	1.8	8.5	10.3
Provision in fiscal 2009 (Fiscal 2009 Plan)	7.9	0.3	8.2
Reversal of accrual in fiscal 2009 to statement of operations for changes in estimates (Fiscal 2007 Plans)	(0.2)	(0.2)	(0.4)
Non-cash charges in fiscal 2009 (Fiscal 2009 Plan)	—	(0.4)	(0.4)
Cash payments in fiscal 2009	(7.0)	(2.9)	(9.9)

Total restructuring liability as of July 3, 2009	$2.5	$5.3	$7.8

Current portion of restructuring liability as of July 3, 2009	$2.5	$2.8	$5.3
Long-term portion of restructuring liability as of July 3, 2009	—	2.5	2.5

Total restructuring liability as of July 3, 2009	$2.5	$5.3	$7.8

We do not anticipate any further restructuring charges under our Fiscal 2009 Plan.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note L —	Accumulated Other Comprehensive (Loss) Income

The changes in components of our accumulated other comprehensive (loss) income during fiscal 2009, 2008 and 2007 are as follows:

				Total
				Accumulated
	Foreign			Other
	Currency	Hedging	Short-Term	Comprehensive
	Translation	Derivatives	Investments	(Loss) Income
	(In millions)

Balance as of June 30, 2006	$(1.5)	$0.1	$—	$(1.4)
Foreign currency translation	1.5	—	—	1.5
Net unrealized loss on hedging activities, net of tax	—	(0.1)	—	(0.1)

Balance as of June 29, 2007	—	—	—	—
Foreign currency translation	4.1	—	—	4.1
Net unrealized loss on hedging activities, net of tax	—	(0.3)	—	(0.3)

Balance as of June 27, 2008	4.1	(0.3)	—	3.8
Foreign currency translation	(8.5)	—	—	(8.5)
Net unrealized loss on hedging activities, net of tax	—	(0.1)	—	(0.1)

Balance as of July 3, 2009	$(4.4)	$(0.4)	$—	$(4.8)

Note M —	Share-Based Compensation

As of July 3, 2009, we had one stock incentive plan for our employees and outside directors, the 2007 Stock Equity Plan, which was adopted by our board of directors and approved by Harris as our sole shareholder in January 2007. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our 2007 Stock Equity Plan). Shares of Class A Common Stock remaining available for future issuance under our stock incentive plan totaled 3,058,363 as of July 3, 2009. Our stock incentive plan provides for the issuance of share-based awards in the form of stock options, restricted stock and performance share awards.

We also assumed all of the former Stratex outstanding stock options as of January 26, 2007, as part of the Stratex acquisition. We recognized $1.6 million, $2.8 million and $1.5 million in compensation expense relating to services provided during fiscal 2009, 2008 and fiscal 2007 for the portion of these stock options that were unvested as of January 26, 2007. During fiscal 2007, we also recognized $0.9 million in compensation expense related to the acceleration of options in connection with the employment termination of one of our executive officers and $0.9 million in compensation cost related to the acceleration of options charged to goodwill, both items accounted for as a share-based award modifications. For the portion of these assumed stock options that were vested at the date of the Stratex acquisition, we included their fair value of $15.5 million as part of the purchase price.

Some of our employees who were formerly employed by MCD participate in Harris’ three shareholder-approved stock incentive plans (the “Harris Plans”) under which options or other share-based compensation is outstanding. In total, the compensation expense related to the Harris Plans’ share-based awards was $0.1 million, $1.4 million and $1.6 million during fiscal 2009, 2008 and 2007. These costs have been paid to Harris in cash. Harris has not made any awards to former MCD employees since the date of the Stratex acquisition, and has not made any further such awards under its plans.

Upon the exercise of stock options, vesting of restricted stock awards, or vesting of performance share awards, we issue new shares of our Class A Common Stock. Currently, we do not anticipate repurchasing shares to provide a source of shares for our rewards of share-based compensation.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In total, compensation expense for share-based awards was $2.9 million, $7.8 million and $5.7 million for fiscal 2009, 2008 and 2007. Amounts were included in our Consolidated Statements of Operations as follows:

	2009	2008	2007
	(In millions)

Cost of product sales and services	$0.3	$1.2	$0.3
Research and development expenses	0.7	1.3	2.0
Selling and administrative expenses	1.9	5.3	3.4

Total compensation expense	2.9	7.8	5.7
Less related income tax benefit recognized	—	(0.7)	—

Total net of income tax benefits	$2.9	$7.1	$5.7

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

The fair value of each option award under our stock equity plan was estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions set forth in the following table. Expected volatility is based on implied volatility for the expected term of the options from a group of peer companies developed with the assistance of an independent valuation firm. The expected term of the options is calculated using the simplified method described in the SEC’s Staff Accounting Bulletins No. 107 and No. 110. We use the simplified method because our stock does not have sufficient trading history and we do not have sufficient stock option exercise data since our company was formed in January 2007. We have used the simplified method to value all of our stock options since January 2007. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For stock options awarded under our 2007 Stock Equity Plan, we recognized $1.3 million, $1.4 million and $0.5 million of compensation expense during fiscal 2009, 2008 and 2007.

A summary of the significant weighted average assumptions we used in calculating the fair value of our stock option grants during fiscal 2009, 2008 and 2007 is as follows:

Grant Date	2009	2008	2007

Expected dividends	0.0%	0.0%	0.0%
Expected volatility	54.2%	55.6%	62.5%
Risk-free interest rate	2.36%	3.14%	4.56%
Expected term (years)	4.375	4.375	4.375
Stock price on date of grant	$5.68	$13.68	$20.15
Number of stock options granted	1,043,405	20,050	312,200
Fair value per option on date of grant	$2.60	$6.55	$11.47

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of stock options under our 2007 Stock Equity Plan as of July 3, 2009 and changes during fiscal 2009, are as follows:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining	Aggregate
		Exercise	Grant Date	Contractual	Intrinsic
		Price	Fair Value	Life	Value
	Shares	($)	($)	(Years)	($ in millions)

Stock options outstanding as of June 27, 2008	289,750	19.67	11.23
Stock options forfeited	(229,978)	12.50	6.68
Stock options granted	1,043,405	5.68	2.60
Stock options exercised	—	—	—

Stock options outstanding as of July 3, 2009	1,103,177	7.94	10.81	6.2	$0.5

Stock options exercisable as of July 3, 2009	132,845	19.70	11.19	4.7	—
Stock options vested and expected to vest as of July 3, 2009(1)	1,048,109	8.04	10.81	6.2	$0.4

(1)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on July 3, 2009 of $6.15 and the exercise price for in-the-money options that would have been received by the optionees if all options had been exercised on July 3, 2009. There was no intrinsic value of options exercised during fiscal 2009 since none were exercised.

A summary of the status of our nonvested stock options as of July 3, 2009 granted under our 2007 Stock Equity Plan and changes during fiscal 2009, are as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Nonvested stock options as of June 27, 2008	142,050	$10.90
Stock options granted	1,043,405	$2.60
Stock options forfeited or expired	(165,878)	$4.83
Stock options vested	(49,245)	$10.77

Nonvested stock options as of July 3, 2009	970,332	$3.02

As of July 3, 2009, there was $2.3 million of total unrecognized compensation expense related to nonvested stock options granted under our 2007 Stock Equity Plan. This cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of stock options that vested during fiscal 2009, 2008 and 2007 was $0.5 million, $1.7 million and zero.

Restricted Stock Awards Under our 2007 Stock Equity Plan

The following information relates to awards of restricted stock that were granted to employees and outside directors under our stock incentive plan. The restricted stock is not transferable until vested and the restrictions lapse upon the achievement of continued employment or service over a specified time period. Restricted stock issued to employees cliff vests three years after grant date. Restricted stock is issued to directors annually and

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally vests ratably on a quarterly basis through the annual service period. We recognized $1.0 million, $1.3 million and $0.7 million of compensation expense during fiscal 2009, 2008 and 2007. The fair value of each restricted stock grant is based on the closing price of our Class A Common Stock on the date of grant and is amortized to compensation expense over its vesting period.

A summary of the status of our restricted stock as of July 3, 2009 and changes during fiscal 2009, are as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Restricted stock outstanding as of June 27, 2008	144,457	$16.89
Restricted stock granted	98,819	$4.25
Restricted stock vested and released	(44,301)	$8.35
Restricted stock forfeited	(22,000)	$20.40

Restricted stock outstanding as of July 3, 2009	176,975	$11.53

As of July 3, 2009, there was $1.1 million of total unrecognized compensation expense related to restricted stock awards under our 2007 Stock Equity Plan. This expense is expected to be recognized over a weighted-average period of 0.5 years. The total fair value of restricted stock that vested during fiscal 2009, 2008 and 2007 was $0.4 million, $0.6 million and $0.2 million.

Performance Share Awards

The following information relates to awards of performance shares that have been granted to employees under our 2007 Stock Equity Plan. Vesting of performance share awards under our fiscal 2007 Long-Term Incentive Plan was subject to performance criteria including meeting net income and cash flow targets for the 30-month plan period ended July 3, 2009 and continued employment at the end of that period. During the third quarter of fiscal 2009, we determined that these net income and cash flow targets would not be achieved for performance share awards made under our fiscal year 2007 Long-Term Incentive Plan. Accordingly, these awards did not vest and were forfeited as of July 3, 2009. Accordingly, for these awards, we recorded a credit to compensation expense of $1.6 million during fiscal 2009.

Vesting of performance share awards under our fiscal year 2009 Long-Term Incentive Plan is subject to performance criteria including meeting net income and cash flow targets for the 3-year plan period ending July 1, 2011 and continued employment at the end of that period. For these awards, we estimate that the performance measures will be achieved at target and recognized $0.5 million of expense during fiscal 2009.

The final determination of the number of performance shares vesting in respect of an award will be determined by our Board of Directors, or a committee of our Board.

During fiscal 2009, 2008, and 2007, we recorded compensation expense (credit) of $(1.1) million, 1.2 million and $0.4 million for all performance share awards.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of our performance shares as of July 3, 2009, and changes during fiscal 2009, are as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Performance shares outstanding as of June 27, 2008	124,800	$19.80
Performance shares granted	556,111	$5.64
Performance shares vested and released	—
Performance shares forfeited due to target thresholds not achieved	(124,800)	$19.80
Performance shares forfeited due to terminations	(63,602)	$5.97

Performance shares outstanding as of July 3, 2009	492,509	$5.60

As of July 3, 2009, there was $1.7 million of total unrecognized compensation expense related to performance share awards under our stock incentive plan. This expense is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of performance share awards that vested during fiscal 2008 was $0.2 million, with none in fiscal 2009 and 2007.

Stock Options Assumed in the Stratex Acquisition

A summary of stock option activity for fiscal 2009 for stock options assumed in the Stratex acquisition is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Life (Years)	Value

Stock options outstanding as of June 27, 2008	2,518,464	$23.36
Stock options forfeited or expired	(823,956)	$18.93
Stock options exercised	(688)	$8.13

Stock options outstanding as of July 3, 2009	1,693,820	$25.52	2.3	$—

Stock options exercisable as of July 3, 2009	1,685,366	$25.56	2.3	$—
Stock options vested and expected to vest as of July 3, 2009(1)	1,693,537	$25.52	2.3	$—

(1)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our Class A Common Stock on July 3, 2009 of $6.15 and the exercise price for in-the-money options that would have been received by the optionees if all options had been exercised on July 3, 2009.

The total intrinsic value of options exercised during fiscal 2009 and 2008 was zero and $0.8 million, and for fiscal 2007 (the period from January 26, 2007, date of assumption, through June 29, 2007) was $2.5 million at the time of exercise.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of our nonvested stock options assumed in the Stratex acquisition as of July 3, 2009 and changes during fiscal 2009, are as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested stock options as of June 27, 2008	159,102	$9.38
Stock options forfeited and expired	(13,911)	$9.45
Stock options vested	(136,737)	$9.39

Nonvested stock options as of July 3, 2009	8,454	$9.07

As of July 3, 2009, there was $0.1 million of total unrecognized compensation cost related to the assumed former Stratex options. This cost is expected to be recognized over a weighted-average period of 0.7 years. The total fair value of stock options assumed in the Stratex acquisition that vested during fiscal 2009, 2008 and 2007 was $1.3 million, $1.5 million and $1.8 million.

Summary of All Harris Stratex Stock Options

The following summarizes all of our stock options outstanding as of July 3, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Actual Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

$ 0.91 - $ 9.96	1,316,413	4.9	$6.32	392,640	$7.89
$10.40 - $ 17.96	906,368	2.8	$16.77	890,796	$16.78
$18.04 - $ 27.76	406,031	3.7	$22.74	366,590	$22.98
$28.12 - $148.00	168,185	0.9	$114.33	168,185	$114.33

$ 0.91 - $148.00	2,796,997	3.8	$18.59	1,818,211	$25.14

Note N —	Business Segments

Revenue and loss before income taxes by segment are as follows:

	2009	2008	2007
	(In millions)

Revenue
North America Microwave	$227.0	$232.4	$216.3
International Microwave	438.3	461.7	272.2
Network Operations	14.6	24.3	19.4

Total Revenue	$679.9	$718.4	$507.9

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009	2008	2007
	(In millions)

Loss Before Income Taxes
Segment Operating (Loss) Income:
North America Microwave(1)	$(62.7)	$(9.4)	$6.3
International Microwave(2)	(270.8)	(5.7)	(31.3)
Network Operations	(1.8)	1.4	1.3
Corporate allocations expense from Harris	—	—	(3.7)
Net interest expense	(1.9)	(0.2)	(0.5)

Loss before income taxes	$(337.2)	$(13.9)	$(27.9)

(1)	The following tables summarize certain charges and expenses included in the North America Microwave segment operating results during fiscal 2009, 2008 and 2007:

	2009	2008	2007
	(In millions)

Goodwill impairment charges	$31.8	$—	$—
Charges for product transition	25.3	—	—
Impairment charges for the trade name “Stratex”	10.7	—	—
Restructuring charges	5.1	4.9	5.1
Software impairment charges	3.2	—	—
Amortization of developed technology, trade names, customer relationships and non-compete agreements	3.0	2.7	1.4
Amortization of the fair value adjustments related to fixed assets	0.6	1.1	0.4
Cost of integration activities undertaken in connection with the merger	—	3.2	2.7
Inventory mark-downs	—	12.9	—
Lease impairment	—	1.8	—
Share-based compensation expense	1.8	7.4	5.7

	$81.5	$34.0	$15.3

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	The following tables summarize certain charges and expenses included in the International Microwave segment operating results during fiscal 2009, 2008 and 2007:

	2009	2008	2007
	(In millions)

Goodwill impairment charges	$247.2	$—	$—
Impairment charges for the trade name “Stratex”	21.9	—	—
Amortization of developed technology, trade names, customer relationships and non-compete agreements	10.2	11.9	9.1
Charges for product transition	4.5	—	—
Restructuring charges	3.1	2.6	4.2
Acquired in-process research and development	2.4	—	15.3
Amortization of the fair value adjustments related to fixed assets	1.1	1.7	8.6
Cost of integration activities undertaken in connection with the merger	—	6.1	3.6
Inventory mark-downs	—	1.8	—
Share-based compensation expense	1.1	0.4	—

	$291.5	$24.5	$40.8

We report revenue by country based on the location where our customers accept delivery of our products and services. Revenue by country comprising more than 5% of our sales to unaffiliated customers for fiscal 2009, 2008 and 2007 are as follows:

	2009	% of Total	2008	% of Total	2007	% of Total
	(In millions)

United States	$208.6	30.7%	$192.3	26.8%	$168.7	33.2%
Nigeria	145.9	21.5%	137.6	19.2%	55.4	10.9%
Poland	36.5	5.4%	29.6	4.1%	16.6	3.3%
Canada	9.2	1.4%	32.2	4.5%	39.9	7.8%
Other	279.7	41.0%	326.7	45.4%	227.3	44.8%

Total	$679.9	100.0%	$718.4	100.0%	$507.9	100.0%

Long-lived assets consisted primarily of identifiable intangible assets, goodwill and property, plant and equipment. Long-lived assets by location as of July 3, 2009 and June 27, 2008 are as follows:

	2009	2008
	(In millions)

United States	$60.4	$219.8
Singapore	71.0	237.1
United Kingdom	22.8	12.4
Canada	4.7	32.6
Other countries	5.2	19.6

Total	$164.1	$521.6

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note O —	Income Taxes

Loss before provision for (benefit from) income taxes during fiscal 2009, 2008 and 2007 is as follows:

	2009	2008	2007
	(In millions)

United States	$(188.0)	$(69.9)	$(33.4)
Foreign	(149.2)	56.0	5.5

Total	$(337.2)	$(13.9)	$(27.9)

Provision (benefit) for income taxes for fiscal 2009, 2008 and 2007 are summarized as follows:

	2009	2008	2007
	(In millions)

Current provision:
United States	$—	$—	$—
Foreign	1.7	5.5	6.9
State and local	0.1	—	—

Total current provision	1.8	5.5	6.9
Deferred provision (benefit):
United States	22.1	(16.5)	(11.7)
Foreign	(9.0)	10.8	(0.8)
State and local	2.9	(1.8)	(0.5)

Total deferred provision (benefit)	16.0	(7.5)	(13.0)

	$17.8	$(2.0)	$(6.1)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate for fiscal 2009, 2008 and 2007:

	2009	2008	2007
	(In millions)

Statutory U.S. Federal tax rate	(35.0)%	(35.0)%	(35.0)%
U.S. valuation allowances	15.1	113.2	9.0
State and local taxes, net of U.S. Federal tax benefit	(0.8)	(12.9)	(1.9)
Goodwill impairment not deductible	16.3	—	—
Foreign income taxed at rates less than the U.S. statutory rate	7.4	(85.5)	4.2
Other	2.3	5.8	1.8

Effective tax rate	5.3%	(14.4)%	(21.9)%

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred tax assets and liabilities are as follows:

	July 3, 2009		June 27, 2008
	Current	Non-Current	Current	Non-Current
	(In millions)

Deferred tax assets:
Inventory	$18.0	$—	$18.7	$—
Accruals	3.1	—	5.7	—
Unrealized impairment loss	—	1.2	0.1	1.1
Other reserves and accruals	0.2	0.8	1.9	—
Bad debts	6.1	—	2.6	—
Warranty reserve	2.4	—	2.5	0.2
Deferred costs	—	—	0.5	—
Depreciation	—	4.8	—	2.0
Amortization	—	17.2	—	—
Other foreign	6.0	—	3.0	—
Stock options	—	3.3	—	3.1
Severance and restructuring costs	2.3	—	2.9	5.0
Deferred revenue	—	3.4	—	—
Unrealized exchange gain/loss	1.4	—	—	—
Other	—	1.2	0.3	1.1
Capital loss carryforward	—	5.8	—	7.6
Tax credit carryforwards	—	28.0	—	25.2
Tax loss carryforwards	—	90.2	—	95.0

Total deferred tax assets	39.5	155.9	38.2	140.3
Valuation allowance	(39.5)	(129.4)	(24.2)	(92.7)

Net deferred tax assets	—	26.5	14.0	47.6
Deferred tax liabilities:
Amortization	—	—	—	1.8
Purchased identifiable intangible assets	—	19.4	—	30.5
Internally developed software	—	—	—	5.3
Unrealized exchange gain/loss	—	—	1.4	—

Total deferred tax liabilities	—	19.4	1.4	37.6

Net deferred tax asset (liability)	$—	$7.1	$12.6	$10.0

Our consolidated balance sheet as of July 3, 2009 includes a non-current deferred income tax asset of $8.0 million and a non-current deferred tax liability of $0.9 million. This compares to a net current deferred tax asset of $12.6 million, a non-current deferred income tax asset of $13.7 million, and a non-current deferred tax liability of $3.7 million as of June 27, 2008. For all jurisdictions for which we have deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to deferred income taxes, as reflected in our consolidated balance sheet, was $168.9 million as of July 3, 2009 and $116.9 million as of June 27, 2008. The increase in valuation allowance from fiscal 2008 to fiscal 2009 was primarily due to our establishing a valuation allowance on certain deferred tax assets. If we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

United States income taxes have not been provided on basis differences in foreign subsidiaries of $11.7 million and $73.1 million as of July 3, 2009 and June 27, 2008, because of our intention to reinvest these earnings indefinitely. The determination of unrecognized deferred U.S. tax liability for foreign subsidiaries is not practicable. Tax loss and credit carryforwards as of July 3, 2009 have expiration dates ranging between one year and no expiration in certain instances. The amount of U.S. tax loss carryforwards as of July 3, 2009 and June 27, 2008 was $201.2 million and $198.5 million and begin to expire in fiscal 2022. Credit carryforwards as of July 3, 2009 and June 27, 2008 was $27.9 million and $24.8 million and certain credits begin to expire in fiscal 2010. The amount of foreign tax loss carryforwards for July 3, 2009 and June 27, 2008 was $50.5 million and $40.2 million. The utilization of a portion of the U.S. net operating losses created prior to the merger is subject to an annual limitation under Section 382 of the Internal Revenue Code as a result of a change of ownership. Income taxes paid were $2.6 million, $2.2 million and $6.6 million during fiscal 2009, 2008 and 2007.

The effective tax rate in the fiscal year ended July 3, 2009 was impacted unfavorably by a valuation allowance recorded on certain deferred tax assets, certain purchase accounting adjustments and foreign tax credits where it was determined it was not more likely than not that the assets would be realized. The net change in the valuation allowance impacting the effective tax rate during the year ended July 3, 2009 was an increase of $50.8 million.

During the year ended July 3, 2009, certain temporary taxable differences in the amount of $7.2 million were realized. This realization resulted in a reduction of the valuation allowance placed on Stratex acquired deferred tax assets. The reduction of this valuation allowance was recorded against the goodwill and non-current intangible assets acquired in the Stratex acquisition. The reduction of the acquired intangible assets was required after the impairment reduced our goodwill from the Stratex acquisition to zero. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be accounted for through the income statement is $56.1 million. For the year ended June 27, 2008, certain temporary taxable differences in the amount of $30.7 million were realized. This realization resulted in a reduction of the valuation allowance placed on Stratex acquired deferred tax assets. The reduction of this valuation allowance was recorded against the goodwill related to the Stratex acquisition. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be allocated to reduce goodwill was $63.3 million as of June 27, 2008.

We established our International Headquarters in Singapore and received a favorable tax ruling resulting from an application filed by us with the Singapore Economic Development Board (“EDB”) effective January 26, 2007. This favorable tax ruling calls for a 10% effective tax rate to be applied over a five year period provided certain milestones and objectives are met. We are confident that we will meet the expectations of the EDB and retain this favorable ruling.

We entered into a tax sharing agreement with Harris Corporation effective on January 26, 2007, the date of the merger. The tax sharing agreement addresses, among other things, the settlement process associated with pre-merger tax liabilities and tax attributes that are attributable to the MCD business when it was a division of Harris Corporation. There were no settlement payments recorded in fiscal 2009, 2008 or 2007.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain.

As of July 3, 2009 and June 27, 2008, we had a liability for unrecognized tax benefits of $30.9 million and $29.6 million for various federal, foreign, and state income tax matters. Unrecognized tax benefits increased by $1.3 million. If the unrecognized tax benefits associated with these positions are ultimately recognized, they would not be expected to have a material impact on our effective tax rate or financial position.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign, and state income taxes. We did not accrue an additional amount for such interest as of July 3, 2009 and, as of June 27, 2008, we accrued additional interest of less than $0.1 million. No penalties have been accrued.

We expect that the amount of unrecognized tax benefit may change in the next twelve months; however, it is not expected to have a significant impact on our results of operations, financial position or cash flows.

We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Singapore, Poland, Nigeria, France and the U.K. The earliest years still open and subject to ongoing audits for these jurisdictions are as follows: United States — 2003; Singapore — 2006; Poland — 2004; Nigeria — 2004; France — 2006; and U.K. — 2006. As of July 3, 2009, we were not under audit by the U.S. Internal Revenue Service.

Our unrecognized tax benefit activity for fiscal 2009 is as follows (in millions):

Unrecognized tax benefit as of June 27, 2008	$29.6
Additions for tax positions in prior periods	1.5
Decreases for tax positions in prior periods	(0.2)

Unrecognized tax benefit as of July 3, 2009	$30.9

Note P —	Related Party Transactions with Harris

Prior to the Stratex acquisition, Harris provided information services, human resources, financial shared services, facilities, legal support and supply chain management services to us. The charges for those services were billed to us primarily based on actual usage. On January 26, 2007, we entered into a Transition Services Agreement with Harris to provide for certain services during the periods subsequent to the Stratex acquisition. These services also are charged to us based primarily on actual usage and include database management, supply chain operating systems, eBusiness services, sales and service, financial systems, back office material resource planning support, HR systems, internal and information systems shared services support, network management and help desk support, and server administration and support. During fiscal 2009, 2008 and 2007, Harris charged us $5.5 million, $7.0 million and $6.8 million for these services. We intend to continue utilizing select services from Harris and have extended the terms of the Transition Services Agreement.

We have sales to, and purchases from, other Harris entities from time to time. Prior to January 26, 2007, the entity initiating the transaction sold to the other Harris entity at cost or transfer price, depending on jurisdiction. The entity making the sale to the end customer recorded the profit on the transaction above cost or transfer price, depending on jurisdiction. Subsequent to January 26, 2007, these purchases and sales are recorded at market price. Our sales to other Harris entities were $6.0 million, $3.5 million and $1.9 million in fiscal 2009, 2008 and 2007. We also recognized costs associated with related party purchases from Harris of $3.3 million, $6.1 million and $6.7 million for fiscal 2009, 2008 and 2007.

Harris was the primary source of our financing and equity activities through January 26, 2007, the date of the Stratex acquisition. During the seven months ended January 26, 2007, Harris’ net investment in us was increased by $24.1 million.

Additionally, through the date of the Stratex acquisition, Harris loaned cash to us to fund our international entities, and we distributed excess cash back to Harris. This arrangement ended on January 26, 2007. We recognized interest income and expense on these loans. The amount of interest income and expense in fiscal 2007 was not significant.

The unpaid amounts billed from Harris are included within “Due to Harris Corporation” on our Consolidated Balance Sheets. Additionally, we have other receivables and payables in the normal course of business with Harris. These amounts are netted within “Due to Harris Corporation” on our Consolidated Balance Sheets. Total

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivables from Harris were $6.3 million and $4.0 million as of July 3, 2009 and June 27, 2008. Total payables to Harris were $3.3 million and $20.8 million as of July 3, 2009 and June 27, 2008.

Prior to January 26, 2007, MCD used certain assets in Canada owned by Harris that were not contributed to us as part of the Combination Agreement. We continue to use these assets in our business and we entered into a 5-year lease agreement to accommodate this use. This agreement is a capital lease under generally accepted accounting principles. As of July 3, 2009, our lease obligation to Harris was $1.4 million of which $0.5 million is a current liability and the related asset amount, net of accumulated amortization of $1.4 million is included in property, plant and equipment. Quarterly lease payments are due to Harris based on the amount of 103% of Harris’ annual depreciation calculated in accordance with U.S. generally accepted accounting principles.

During the first quarter of fiscal 2008, we recognized an impairment charge of $1.3 million on a portion of these assets which is included in our restructuring charges. We also recognized an increase of $0.4 million to the lease obligation balance during fiscal 2008 from a recapitalization under the lease terms, primarily because of the impairment charge discussed above and a rescheduling of the lease payments. During fiscal 2009 we paid Harris $1.4 million under this capital lease obligation. During fiscal 2008, we paid Harris $3.8 million under this capital lease obligation resulting from the $1.3 million impairment discussed above and the lease payments. Our amortization expense on this capital lease was $1.1 million, $1.8 million and $0.8 million in fiscal 2009, 2008 and 2007. As of July 3, 2009, the future minimum payments for this lease are $0.8 million for fiscal 2010, $0.5 million for fiscal 2011 and $0.2 million for fiscal 2012.

Note Q —	Operating Lease Commitments

We lease sales facilities, administrative facilities and equipment under non-cancelable operating leases. These leases have initial lease terms that extend through fiscal year 2018.

Rental expense for operating leases, including rentals on a month-to-month basis was $11.9 million, $13.6 million and $6.1 million in fiscal 2009, 2008 and 2007.

As of July 3, 2009, our future minimum commitments for all non-cancelable operating facility and equipment leases with an initial lease term in excess of one year are as follows:

Fiscal Years Ending
in June
(In millions)

2010	$12.0
2011	8.7
2012	3.7
2013	2.0
2014	1.2
Thereafter	1.3

Total	$28.9

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

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments or forecasted transactions. We also enter into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the balance sheet; these are not designated as hedging instruments. Accordingly, changes in the fair value of hedges of recorded balance sheet positions are recognized immediately in cost of external product sales on the consolidated statements of operations together with the transaction gain or loss from the hedged balance sheet position.

Substantially all derivatives outstanding as of July 3, 2009 are designated as cash flow hedges or non-designated hedges of recorded balance sheet positions. All derivatives are recognized on the balance sheet at their fair value. The total notional amount of outstanding derivatives as of July 3, 2009 was $74.9 million, of which $9.7 million were designated as cash flow hedges and $65.2 million were not designated as cash flow hedging instruments.

As of July 3, 2009, we had 40 foreign currency forward contracts outstanding with a total net notional amount of $29.2 million consisting of 14 different currencies, primarily the Australian dollar, Canadian dollar, Euro and Polish zloty. Following is a summary by currency of the contract net notional amounts grouped by the underlying foreign currency:

				Contract
	Contract Amount			Amount
	(Local Currency)			(USD)
	(In millions)

Australian dollar (“AUD”) net contracts to receive (pay) USD	(AUD	)	10.8	$8.6
Canadian dollar (“CAD”) net contracts to receive (pay) USD	(CAD	)	(5.7)	$(5.0)
Euro (“EUR”) net contracts to receive (pay) USD	(EUR	)	10.4	$14.6
Polish zloty (“PLN”) net contracts to receive (pay) USD	(PLN	)	31.2	$9.6
All other currencies net contracts to receive (pay) USD				$1.4

Total of all currencies				$29.2

The following table presents the fair value of derivative instruments included within our Consolidated Balance Sheet as of July 3, 2009:

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(In millions)

Derivatives designated as hedging instruments under Statement 133:
Foreign exchange forward contracts	Other current assets	$0.2	Other current liabilities	$0.0
Derivatives not designated as hedging instruments under Statement 133:
Foreign exchange forward contracts	Other current assets	$0.9	Other current liabilities	$0.9

Total derivatives		$1.1		$0.9

The following table presents the amounts of gains (losses) from cash flow hedges recorded in Other Comprehensive Income, the amounts transferred from Other Comprehensive Income and recorded in revenue

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and cost of products sold, and the amounts associated with excluded time value and hedge ineffectiveness during fiscal 2009 (in millions):

Amount of Gain (Loss)
Recognized on
Derivatives
Fiscal
Year
Ended
July 3,
Locations of Gains (Losses) Recorded From Derivatives Designated as Cash Flow Hedges Under Statement 133	2009

Amount of gain of effective hedges recognized in Other Comprehensive Income	$2.6
Amount of gain of effective hedges reclassified from Other Comprehensive Income into:
Revenue	2.6
Cost of Products Sold	—
Amount of loss recorded into Cost of Products Sold associated with excluded time value	—
Amount of gain (loss) recorded into Cost of Products Sold due to hedge ineffectiveness	—

Refer to Note D — Fair Value Measurements of Financial Assets and Financial Liabilities for a description of how the above financial instruments are valued and Note L — Accumulated Other Comprehensive (Loss) Income and Comprehensive Loss for additional information on changes in other comprehensive (loss) income for the quarter and three quarters ended July 3, 2009.

Cash Flow Hedges

The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual cash flows resulting from transactions in foreign currencies, including revenue, product costs, selling and administrative expenses and intercompany transactions will be adversely affected by changes in exchange rates. It is our policy to utilize derivatives to reduce foreign currency exchange risks where internal netting strategies cannot be effectively employed. As of July 3, 2009, hedged transactions included our customer and intercompany backlog and outstanding purchase commitments denominated in Euros. We hedge up to 100% of anticipated exposures typically one to three months in advance, but have hedged as much as five months in advance. We generally review our exposures twice each month and adjust the amount of derivatives outstanding as needed.

All changes in fair values of outstanding cash flow hedge derivatives, except those associated with excluded time value and hedge ineffectiveness are recorded in the consolidated financial statements and the related gain or loss on the transaction is reflected in net income or loss. In some cases, amounts recorded in other comprehensive income or loss will be released to net income or loss some time after the maturity of the related derivative. The consolidated statement of income classification of effective hedge results is the same as that of the underlying exposure. For example, results of hedges of revenue and product costs are recorded in revenue and cost of external product sales, respectively, when the underlying hedged transaction is recorded.

As of July 3, 2009, $0.3 million of deferred net losses on both outstanding and matured derivatives accumulated in other comprehensive income or loss are expected to be reclassified to net income or loss during the next twelve months as a result of underlying hedged transactions also being recorded in net income or loss. Actual amounts ultimately reclassified to net income or loss are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of July 3, 2009, the maximum term over which we are hedging cash flow exposures is five months.

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

Non-Designated Hedges

As mentioned above, the total notional amount of outstanding derivatives as of July 3, 2009 not designated as cash flow hedging instruments was $65.2 million. The purpose of these hedges is to offset realized and unrealized foreign exchange gains and losses recorded on non-functional currency monetary assets and liabilities, including primarily cash balances and accounts receivable and accounts payable from third party and intercompany transactions recorded on the balance sheet. Since these gains and losses are considered by us to be operational in nature, we record both the gains and losses from the revaluation of the balance sheet transactions and the gains and losses on the derivatives in cost of products sold. During fiscal 2009, we recorded in cost of products sold the following amount of net gains recorded on non-designated hedges as follows, in millions:

	Fiscal Year	Location of Gain
	Ended	(Loss) Recognized
	July 3,	in Income on
	2009	Derivatives

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$5.4	Cost of products sold

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

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note S —	Legal Proceedings

We and certain of our current and former executive officers and directors were named in a federal securities class action complaint filed on September 15, 2008 in the United States District Court for the District of Delaware by plaintiff Norfolk County Retirement System on behalf of an alleged class of purchasers of our securities from January 29, 2007 to July 30, 2008, including shareholders of Stratex Networks, Inc. who exchanged shares of Stratex Networks, Inc. for our shares as part of the merger between Stratex Networks and the Microwave Communications Division of Harris Corporation. This action relates to the restatement of our prior financial statements as discussed in our fiscal 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 25, 2008. Similar complaints were filed in the United States District Court of Delaware on October 6 and October 30, 2008. Each complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as violations of Sections 11 and 15 of the Securities Act of 1933 and seeks, among other relief, determinations that the action is a proper class action, unspecified compensatory damages and reasonable attorneys’ fees and costs. The actions were consolidated on June 5, 2009 and a consolidated class action complaint was filed on July 29, 2009. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

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

Note T —	Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Our fiscal quarters end on the Friday nearest the end of the calendar quarter.

During the closing of our fiscal year 2009 accounts, we determined an error occurred in the calculation of our currency translation expense that affected our previously reported Cost of product sales and services in each of the first three quarters of fiscal 2009. The results for fiscal year 2009 include an adjustment for cumulative currency translation expense of $2.9 million included in Cost of product sales and services. This expense related to un-hedged currency exposure on accounts receivables in Polish Zlotych. The quarterly impact of this translation benefit/(expense) credited/(charged) to Cost of product sales and services was a $0.9 million credit or $0.01 increase to income per common share in the first quarter of fiscal 2009; ($3.3 million) charge or increase ($0.06) to loss per common share in the second quarter of fiscal 2009; ($1.1 million) charge or increase ($0.02) to loss per common share in the third quarter of fiscal 2009; $0.6 million credit or $0.01 decrease to loss per common share in the fourth quarter of fiscal 2009.

We have concluded that the impact of this error is not material to the previously filed quarterly reports on Form 10-Q for the quarters ended September 26, 2008, January 2, 2009 and April 3, 2009 and do not plan to file amendments to these previously filed quarterly reports on Form 10-Q for those periods. Instead, we will update the amounts for these fiscal 2009 periods when we file on Form 10-Q for these three quarters during fiscal 2010. The

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

summarized quarterly data presented below reflect the correction of this error. Accordingly, summarized quarterly data for fiscal 2009 and 2008 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	09-26-2008	01-02-2009	04-03-2009	07-03-2009
	(In millions, except share amounts)

Fiscal 2009
Revenue	$195.8	$190.9	$158.0	$135.2
Gross margin	$59.1	$51.1	$16.5	$47.7
Income (loss) from operations	$7.7	$(294.8)	$(35.2)	$(13.0)
Net income (loss)	$6.5	$(318.7)	$(39.4)	$(3.4)
Per share data(1):
Basic net income (loss) per share of Class A and Class B Common Stock	$0.11	$(5.43)	$(0.67)	$(0.06)
Diluted net income (loss) per share of Class A and Class B Common Stock(2)	$0.10	$(5.43)	$(0.67)	$(0.06)
Market price range of one share of Class A Common Stock:
High	$11.45	$7.85	$7.24	$6.75
Low	$6.85	$3.26	$3.00	$3.91

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	09-28-2007	12-28-2007	03-28-2008	06-27-2008
	(In millions, except share amounts)

Fiscal 2008
Revenue	$172.3	$181.1	$178.2	$186.8
Gross margin	$47.0	$49.0	$50.3	$43.9
(Loss) income from operations	$(0.0)	$(4.4)	$5.8	$(15.1)
Net (loss) income	$(0.2)	$(3.2)	$5.2	$(13.7)
Per share data(1):
Basic net (loss) income per share of Class A and Class B Common Stock	$(0.0)	$(0.05)	$0.09	$(0.23)
Diluted net (loss) income per share of Class A and Class B Common Stock(2)	$(0.0)	$(0.05)	$0.05	$(0.23)
Market price range of one share of Class A Common Stock:
High	$20.90	$19.97	$18.75	$11.44
Low	$15.90	$15.41	$8.53	$8.88

(1)	The net income (loss) per common share amounts are the same for Class A and Class B because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. Net income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share totals may not equal the total for the year.

(2)	During the first quarter of fiscal 2009 and third quarter of fiscal 2008, the calculations of diluted earnings per share include a potential deduction to net income of $0.2 million and $2.1 million for the assumed after-tax effect of the change in fair value of warrants using the “treasury stock” method.

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

We have not paid cash dividends on our Common Stock and do not intend to pay cash dividends in the foreseeable future. As of July 3, 2009, we had approximately 5,800 stockholders of record of our Class A Common Stock.

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

Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of July 3, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on our assessment, management has concluded that we maintained effective internal control over financial reporting as of July 3, 2009.

The attestation report of Ernst & Young LLP, an independent registered public accounting firm, on our internal control over financial reporting appears on page 59 in this Annual Report.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Our management report on internal control over financial reporting for the fiscal year ended June 27, 2008 described material weaknesses in our internal control over financial reporting. These material weaknesses continued to exist during the first three quarters of fiscal 2009, during which time we were engaged in the implementation and testing of remedial measures designed to address these material weaknesses. In the fourth quarter of fiscal 2009, we completed testing of the design and operating effectiveness of enhanced controls to demonstrate their operating effectiveness over a period of time sufficient to support our conclusion that, as of July 3, 2009, we had remediated the previously reported material weaknesses in our internal control over financial reporting.

During fiscal 2009, we implemented the following changes in our internal control over financial reporting to address previously reported material weaknesses:

1. Management designed and/or implemented several key initiatives to strengthen our internal control over project cost variances.

•	We now generate and review a project work in process exposure report each quarter to ensure work in process is properly relieved of costs.

•	We have trained appropriate personnel in the methods of review of the project costs and created a high-level awareness of the importance of more thorough project cost reviews.

•	We conduct regular reviews to ensure the timely closing of projects.

•	We ensure that project costs are properly reconciled and aged balances are evaluated on a quarterly basis.

2. Management designed and/or implemented several key initiatives to strengthen our process for reconciling balance sheet accounts.

•	We accelerated the on-going implementation of software tools to track the account reconciliation process with all major subsidiaries now tracked.

•	We instituted procedures to ensure the timely completion of account reconciliations supported by a sub-ledger or other independent documentation or calculation with 100% of key account reconciliations now prepared, reviewed, and approved prior to filing financial statements.

•	We dedicated additional resources to ensure timely reviews of account reconciliations and resolution of aged balances and reconciling items.

Changes in Internal Control over Financial Reporting

Our remediation of the material weaknesses described above during the quarter ended July 3, 2009 has materially affected our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended July 3, 2009.

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

Information regarding our directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, by our directors and executive officers will appear in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders to be held on or about November 19, 2009 and is incorporated herein by reference.

Item 11.	Executive Compensation.

Information regarding our executive compensation will appear in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders to be held on or about November 19, 2009 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Summary

The following table provides information as of July 3, 2009, relating to our equity compensation plan pursuant to which grants of options, restricted stock and performance shares may be granted from time to time and the option plans and agreements assumed by us in connection with the Stratex acquisition:

			Number of Securities
	Number of Securities to		Remaining Available for
	be Issued Upon Exercise		Further Issuance Under Equity
	of Options and Vesting of	Weighted-Average	Compensation Plans
	Restricted Stock and	Exercise Price of	(Excluding Securities Reflected
Plan Category	Performance Shares	Outstanding Options(1)	in the First Column)

Equity Compensation plan approved by security holders(2)	1,857,381	$7.94	3,058,363
Equity Compensation plans not approved by security holders(3)	1,693,820	$25.52	—

Total	3,551,201	$18.59	3,058,363

(1)	Excludes weighted average fair value of restricted stock and performance shares at issuance date.

(2)	Consists solely of our 2007 Stock Equity Plan.

(3)	Consists of common stock that may be issued pursuant to option plans and agreements assumed pursuant to the Stratex acquisition. The Stratex plans were duly approved by the shareholders of Stratex prior to the merger with us. No shares are available for further issuance.

For further information on our equity compensation plans see “Note B — Significant Accounting Policies” and “Note M — Share-Based Compensation” in the Notes to Consolidated Financial Statements included in Item 8.

The other information required by this item will appear in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders to be held on or about November 19, 2009 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions, and director independence will appear under “Transactions with Related Persons” and “Corporate Governance” in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders to be held on or about November 19, 2009 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information regarding our principal accountant fees and services will appear in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders to be held on or about November 19, 2009 and is incorporated herein by reference.

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

— Report of Independent Registered Public Accounting Firm	58
— Report of Independent Registered Public Accounting Firm	59
— Consolidated Statements of Operations — Fiscal Years ended July 3, 2009; June 27, 2008; and June 29, 2007	60
— Consolidated Balance Sheets — July 3, 2009 and June 27, 2008	61
— Consolidated Statements of Cash Flows — Fiscal Years ended July 3, 2009; June 27, 2008; and June 29, 2007	62
— Consolidated Statement of Shareholders’ Equity and Comprehensive Loss — Fiscal Years ended July 3, 2009; June 27, 2008; and June 29, 2007	63
— Notes to Consolidated Financial Statements	64
(2) Financial Statement Schedules:
For each of the Fiscal Years ended July 3, 2009; June 27, 2008; and June 29, 2007 — Schedule II — Valuation and Qualifying Accounts and Reserves	121

All other schedules are omitted because they are not applicable, the amounts are not significant, or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

(3) Exhibits:

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Ex. #	Description

2.1	Amended and Restated Formation, Contribution and Merger Agreement, dated as of December 18, 2006, among Harris Corporation, Stratex Networks, Inc., Harris Stratex Networks, Inc. and Stratex Merger Corp. (incorporated by reference to Appendix A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 of Harris Stratex Networks, Inc. filed with the Securities and Exchange Commission on January 3, 2007, File No. 333-137980)
2.2	Letter Agreement, dated as of January 26, 2007, among Harris Corporation, Stratex Networks, Inc., Harris Stratex Networks, Inc. and Stratex Merger Corp. (incorporated by reference to Exhibit 2.1.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
2.3	Agreement and Plan of Merger by and among Harris Stratex Networks Operating Corporation, Eagle Networks Merger Corporation, Telsima Corporation and the Holder Representative dated as of February 27, 2009 (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009, File No. 001-33278)
3.1	Amended and Restated Certificate of Incorporation of Harris Stratex Networks, Inc. as filed with the Secretary of State of the State of Delaware on January 26, 2007 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 26, 2007, File No. 001-33278)
3.2	Amended and Restated Bylaws of Harris Stratex Networks, Inc., (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2008, File No. 001-33278)

Ex. #		Description

4.1		Specimen common stock certificates (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2007 filed with the Securities and Exchange Commission on August 27, 2007, File No. 001-33278)
4.2		Registration Rights Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
4.3		Certificate of Designations of Series A Junior Participating Preferred Stock of Harris Stratex Networks, Inc., dated April 20, 2009 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2009, File No. 001-33278)
10.1		Investor Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.2		Non-Competition Agreement among Harris Stratex Networks, Inc., Harris Corporation and Stratex Networks, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.3		Intellectual Property Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.4		Trademark and Trade Name License Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.5 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.5		Lease Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.6 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.6		Transition Services Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.7 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.6.1		Amendment to Transition Services Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated December 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009 filed with the Securities and Exchange Commission on February 10, 2009, File No. 001-33278)
10.7		Warrant Assumption Agreement between Harris Stratex Networks, Inc. and Stratex Networks, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.8 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.8		NetBoss Service Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.9 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.9		Lease Agreement between Harris Stratex Networks Canada ULC and Harris Canada, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.10 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.10		Tax Sharing Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.11 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.11		Intentionally omitted.
10.12	*	Employment Agreement, effective as of April 8, 2008, between Harris Stratex Networks, Inc. and Harald J. Braun (incorporated by reference to Exhibit 10.15.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008 filed with the Securities and Exchange Commission on May 6, 2008, File No. 001-33278)
10.13	*	Restated Employment Agreement, dated as of May 14, 2002, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Stratex Networks, Inc. for the Fiscal Year Ended March 31, 2003 filed with the Securities and Exchange Commission on May 19, 2003, File No. 000-15895)

Ex. #		Description

10.13.1	*	Third Amendment to Employment Agreement, dated as of December 15, 2006, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 19, 2006, File No. 333-137980)
10.14	*	Standard Form of Executive Employment Agreement between Harris Stratex Networks, Inc. and certain executives (incorporated by reference to Exhibit 10.16 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.15		Form of Indemnification Agreement between Harris Stratex Networks, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of Stratex Networks, Inc., File No. 33-13431)
10.16		Sublicense Agreement, effective as of January 26, 2007, between Harris Stratex Networks, Inc. and Harris Stratex Networks Operating Corporation (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2007 filed with the Securities and Exchange Commission on August 27, 2007. File No. 001-33278)
10.17	*	Harris Stratex Networks, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2008 filed with the Securities and Exchange Commission on September 25, 2008, File No. 001-33278)
10.18*		Harris Stratex Networks, Inc. 2007 Stock Equity Plan (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2007, File No. 333-140442)
10.19		Credit Agreement between Harris Stratex Networks, Inc., Harris Stratex Networks Operating Corporation, Harris Stratex Networks(S) Pte. Ltd., Bank of America, N.A., Silicon Valley Bank, Banc of America Securities Asia Limited and Banc of America Securities LLC, dated June 30, 2008 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2008 filed with the Securities and Exchange Commission on September 25, 2008, File No. 001-33278)
10.20		Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated January 21, 2004 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Stratex Networks, Inc. on January 22, 2004, File No. 000-15895)
10.20.1		Amendment No. 5 to Amended and Restated Loan and Security Agreement between Harris Stratex Networks Operating Corporation, a wholly owned subsidiary of Harris Stratex Networks, Inc. and the successor to Stratex Networks, Inc. and Silicon Valley Bank, dated February 23, 2007 (incorporated herein by reference to Exhibit 10.28.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2007 filed with the Securities and Exchange Commission on August 27, 2007. File No. 001-33278)
10.21		Rights Agreement, dated as of April 20, 2009, between Harris Stratex Networks, Inc. and Mellon Investor Services LLC, as Rights Agent, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock (Exhibit A), the Form of Right Certificate (Exhibit B) and the Summary of Rights to Purchase Preferred Shares (Exhibit C) (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2009, File No. 001-33278)
10.22	*	Employment Agreement, effective as of May 4, 2009, between Harris Stratex Networks, Inc. and Thomas L. Cronan III (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2009, File No. 001-33278)
10.23	*	Employment Agreement, dated as of April 1, 2006, between Harris Stratex Networks, Inc. and Heinz Stumpe (incorporation by reference to Exhibit 10.15.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2007 filed with the Securities and Exchange Commission on May 8, 2007, File No. 001-33278)
10.24	*	Employment Agreement, dated as of May 14, 2002, between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.1 to the Stratex Networks, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 9, 2006, File No. 000-15895)

Ex. #		Description

10.24.1	*	Amendment A, effective as of April 1, 2006, to Employment Agreement, dated May 14, 2002, between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.2 to the Stratex Networks, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 9, 2006, File No. 000-15895)
10.24.2	*	Amendment B, effective as of April 1, 2006, to Employment Agreement, dated May 14, 2002, between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.3 to the Stratex Networks, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 9, 2006, File No. 000-15895)
10.25	*	Employment Agreement, dated as of May 14, 2002, between Stratex Networks, Inc. and Shaun McFall
10.25.1	*	Amendment, effective April 1, 2006, to Employment Agreement, dated May 14, 2002, between Stratex Networks, Inc. and Shaun McFall
21		List of Subsidiaries of Harris Stratex Networks, Inc.
23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1		Section 1350 Certification of Chief Executive Officer.
32.2		Section 1350 Certification of Chief Financial Officer.

*	Management compensatory contract, arrangement or plan required to be filed as an exhibit pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRIS STRATEX NETWORKS, INC.
(Registrant)

By: /s/ Harald J. Braun
Harald J. Braun
President and Chief Executive Officer

Date: September 3, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harald J. Braun Harald J. Braun	President, Chief Executive Officer and Director (Principal Executive Officer)	September 3, 2009

/s/ Thomas L. Cronan, III Thomas L. Cronan, III	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	September 3, 2009

/s/ J. Russell Mincey J. Russell Mincey	Vice President, Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)	September 3, 2009

/s/ Charles D. Kissner Charles D. Kissner	Chairman of the Board	September 3, 2009

/s/ Eric C. Evans Eric C. Evans	Director	September 3, 2009

/s/ William A. Hasler William A. Hasler	Director	September 3, 2009

/s/ Clifford H. Higgerson Clifford H. Higgerson	Director	September 3, 2009

/s/ Dr. Mohsen Sohi Dr. Mohsen Sohi	Director	September 3, 2009

/s/ James C. Stoffel James C. Stoffel	Director	September 3, 2009

/s/ Edward F. Thompson Edward F. Thompson	Director	September 3, 2009

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES

Years Ended July 3, 2009, June 27, 2008 and June 29, 2007

		Additions
		(1)	(2)
	Balance at	Charged to	Charged to		(Additions)		Balance at
	Beginning	Costs and	Other Accounts		Deductions		End of
	of Period	Expenses	Describe		Describe		Period
	($)	($)	($)		($)		($)
			(In millions)

Allowances for collection losses:
Year ended July 3, 2009	12.6	9.9	—		(4.5	)(A)	27.0
Year ended June 27, 2008	8.5	3.7	—		(0.4	)(B)	12.6
Year ended June 29, 2007	8.1	1.5	—		1.1	(C)	8.5
Inventory reserves:
Year ended July 3, 2009	35.6	23.1	—		8.8	(D)	49.9
Year ended June 27, 2008	14.2	24.6	—		3.2	(E)	35.6
Year ended June 29, 2007	18.2	3.2	—		7.2	(F)	14.2
Deferred tax asset valuation allowance(H):
Year ended July 3, 2009	116.9	50.8	1.2	(G)	—		168.9
Year ended June 27, 2008	96.9	15.6	4.4	(G)	—		116.9
Year ended June 29, 2007	69.2	2.6	25.1	(G)	—		96.9
Warranty reserves:			—
Year ended July 3, 2009	6.9	4.0	—		5.4	(I)	5.5
Year ended June 27, 2008	6.7	8.5	—		8.3	(J)	6.9
Year ended June 29, 2007	3.9	2.8	—		—	(K)	6.7

Note A —	Consists of changes to allowance for collection losses of $0.1 million for foreign currency translation losses, $6.4 million in additions from the acquisition of Telsima and $1.8 million for uncollectible accounts charged off, net of recoveries on accounts previously charged off.

Note B —	Consists of changes to allowance for collection losses of $0.5 million for foreign currency translation gains and $0.1 million for uncollectible accounts charged off, net of recoveries on accounts previously charged off.

Note C —	Consists of additions to allowance for collection losses of $0.2 million for foreign currency translation gains, $0.8 million in additions from the acquisition of Stratex Networks and deductions of $2.1 million for uncollectible accounts charged off, net of recoveries on accounts previously charged off.

Note D —	Consists of additions to inventory reserves of $0.2 million for foreign currency translation losses, $8.6 million in deductions from obsolescence and excess inventory charged off.

Note E —	Consists of additions to inventory reserves of $0.3 million for foreign currency translation gains, $4.9 million in deductions from obsolescence and excess inventory charged off and $1.4 million in other inventory reserve adjustments.

Note F —	Consists of additions to inventory reserves of $7.2 million in deductions from obsolescence and excess inventory charged off.

Note G —	Deferred tax asset recorded as an adjustment to goodwill and identified intangible assets under purchase accounting and reclass of Harris Corporation Intercompany deferred tax assets.

Note H —	Additions to deferred tax valuation allowance are recorded as expense.

Note I —	Consists of warranty settlements of $5.7 million, partially offset by $0.3 million from the Telsima acquisition.

Note J —	Consists of warranty settlements of $8.4 million, partially offset by $0.1 million in foreign currency translation adjustments.

Note K —	Consists of warranty settlements of $4.7 million, offset by $4.6 million from the Stratex acquisition and $0.1 million in foreign currency translation adjustments.

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Ex. #	Description

2.1	Amended and Restated Formation, Contribution and Merger Agreement, dated as of December 18, 2006, among Harris Corporation, Stratex Networks, Inc., Harris Stratex Networks, Inc. and Stratex Merger Corp. (incorporated by reference to Appendix A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 of Harris Stratex Networks, Inc. filed with the Securities and Exchange Commission on January 3, 2007, File No. 333-137980)
2.2	Letter Agreement, dated as of January 26, 2007, among Harris Corporation, Stratex Networks, Inc., Harris Stratex Networks, Inc. and Stratex Merger Corp. (incorporated by reference to Exhibit 2.1.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
2.3	Agreement and Plan of Merger by and among Harris Stratex Networks Operating Corporation, Eagle Networks Merger Corporation, Telsima Corporation and the Holder Representative dated as of February 27, 2009 (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009, File No. 001-33278)
3.1	Amended and Restated Certificate of Incorporation of Harris Stratex Networks, Inc. as filed with the Secretary of State of the State of Delaware on January 26, 2007 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 26, 2007, File No. 001-33278)
3.2	Amended and Restated Bylaws of Harris Stratex Networks, Inc., (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2008, File No. 001-33278)
4.1	Specimen common stock certificates (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2007 filed with the Securities and Exchange Commission on August 27, 2007, File No. 001-33278)
4.2	Registration Rights Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
4.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Harris Stratex Networks, Inc., dated April 20, 2009 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2009, File No. 001-33278)
10.1	Investor Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.2	Non-Competition Agreement among Harris Stratex Networks, Inc., Harris Corporation and Stratex Networks, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.3	Intellectual Property Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.4	Trademark and Trade Name License Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.5 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.5	Lease Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.6 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.6	Transition Services Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.7 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

Ex. #		Description

10.6.1		Amendment to Transition Services Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated December 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009 filed with the Securities and Exchange Commission on February 10, 2009, File No. 001-33278)
10.7		Warrant Assumption Agreement between Harris Stratex Networks, Inc. and Stratex Networks, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.8 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.8		NetBoss Service Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.9 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.9		Lease Agreement between Harris Stratex Networks Canada ULC and Harris Canada, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.10 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.10		Tax Sharing Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.11 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.11		Intentionally omitted.
10.12	*	Employment Agreement, effective as of April 8, 2008, between Harris Stratex Networks, Inc. and Harald J. Braun (incorporated by reference to Exhibit 10.15.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008 filed with the Securities and Exchange Commission on May 6, 2008, File No. 001-33278)
10.13	*	Restated Employment Agreement, dated as of May 14, 2002, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Stratex Networks, Inc. for the Fiscal Year Ended March 31, 2003 filed with the Securities and Exchange Commission on May 19, 2003, File No. 000-15895)
10.13.1	*	Third Amendment to Employment Agreement, dated as of December 15, 2006, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 19, 2006, File No. 333-137980)
10.14	*	Standard Form of Executive Employment Agreement between Harris Stratex Networks, Inc. and certain executives (incorporated by reference to Exhibit 10.16 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.15		Form of Indemnification Agreement between Harris Stratex Networks, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of Stratex Networks, Inc., File No. 33-13431)
10.16		Sublicense Agreement, effective as of January 26, 2007, between Harris Stratex Networks, Inc. and Harris Stratex Networks Operating Corporation (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2007 filed with the Securities and Exchange Commission on August 27, 2007. File No. 001-33278)
10.17	*	Harris Stratex Networks, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2008 filed with the Securities and Exchange Commission on September 25, 2008, File No. 001-33278)
10.18	*	Harris Stratex Networks, Inc. 2007 Stock Equity Plan (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2007, File No. 333-140442)
10.19		Credit Agreement between Harris Stratex Networks, Inc., Harris Stratex Networks Operating Corporation, Harris Stratex Networks(S) Pte. Ltd., Bank of America, N.A., Silicon Valley Bank, Banc of America Securities Asia Limited and Banc of America Securities LLC, dated June 30, 2008 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2008 filed with the Securities and Exchange Commission on September 25, 2008, File No. 001-33278)

Ex. #		Description

10.20		Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated January 21, 2004 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Stratex Networks, Inc. on January 22, 2004, File No. 000-15895)
10.20.1		Amendment No. 5 to Amended and Restated Loan and Security Agreement between Harris Stratex Networks Operating Corporation, a wholly owned subsidiary of Harris Stratex Networks, Inc. and the successor to Stratex Networks, Inc. and Silicon Valley Bank, dated February 23, 2007 (incorporated herein by reference to Exhibit 10.28.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2007 filed with the Securities and Exchange Commission on August 27, 2007. File No. 001-33278)
10.21		Rights Agreement, dated as of April 20, 2009, between Harris Stratex Networks, Inc. and Mellon Investor Services LLC, as Rights Agent, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock (Exhibit A), the Form of Right Certificate (Exhibit B) and the Summary of Rights to Purchase Preferred Shares (Exhibit C) (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2009, File No. 001-33278)
10.22	*	Employment Agreement, effective as of May 4, 2009, between Harris Stratex Networks, Inc. and Thomas L. Cronan III (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2009, File No. 001-33278)
10.23	*	Employment Agreement, dated as of April 1, 2006, between Harris Stratex Networks, Inc. and Heinz Stumpe (incorporation by reference to Exhibit 10.15.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2007 filed with the Securities and Exchange Commission on May 8, 2007, File No. 001-33278)
10.24	*	Employment Agreement, dated as of May 14, 2002, between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.1 to the Stratex Networks, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 9, 2006, File No. 000-15895)
10.24.1	*	Amendment A, effective as of April 1, 2006, to Employment Agreement, dated May 14, 2002, between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.2 to the Stratex Networks, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 9, 2006, File No. 000-15895)
10.24.2	*	Amendment B, effective as of April 1, 2006, to Employment Agreement, dated May 14, 2002, between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.3 to the Stratex Networks, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 9, 2006, File No. 000-15895)
10.25	*	Employment Agreement, dated as of May 14, 2002, between Stratex Networks, Inc. and Shaun McFall
10.25.1	*	Amendment, effective April 1, 2006, to Employment Agreement, dated May 14, 2002, between Stratex Networks, Inc. and Shaun McFall
21		List of Subsidiaries of Harris Stratex Networks, Inc.
23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1		Section 1350 Certification of Chief Executive Officer.
32.2		Section 1350 Certification of Chief Financial Officer.

*	Management compensatory contract, arrangement or plan required to be filed as an exhibit pursuant to Item 15(b) of this report.