Form 10-Q
period 2009-10-02
Harris Stratex Networks, Inc.
filed 2009-11-10
CIK 1377789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2009
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
No changes
(Former name, former address and former fiscal year, if changed since last report)
Indicate by checkmark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non- accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Class A common stock as of November 5, 2009 was 58,910,748 shares.

HARRIS STRATEX NETWORKS, INC.
FORM 10-Q
For the Quarter Ended October 2, 2009
This Quarterly Report on Form 10-Q contains trademarks of Harris Stratex Networks, Inc. and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended
	October 2,	September 26,
	2009	2008
	(In millions, except per share amounts)
Revenue from product sales and services:
Revenue from product sales	$84.9	$162.2
Revenue from services	35.1	33.6

Total revenue	120.0	195.8
Cost of product sales and services:
Cost of product sales	(53.2)	(105.3)
Cost of services	(27.0)	(29.6)
Amortization of purchased technology	(2.1)	(1.8)

Total cost of product sales and services	(82.3)	(136.7)

Gross margin	37.7	59.1
Research and development expenses	(10.7)	(10.2)
Selling and administrative expenses	(30.8)	(36.5)

Total research, development, selling and administrative expenses	(41.5)	(46.7)
Amortization of identifiable intangible assets	(1.5)	(1.4)
Restructuring charges	(1.1)	(3.3)

Operating (loss) income	(6.4)	7.7
Interest income	—	0.4
Interest expense	(0.5)	(0.7)

(Loss) income before provision for income taxes	(6.9)	7.4
Provision for income taxes	(0.9)	(0.9)

Net (loss) income	$(7.8)	$6.5

Net (loss) income per common share of Class A and Class B common stock (Notes 1 and 2):
Basic	$(0.13)	$0.11

Diluted	$(0.13)	$0.10

Basic weighted average shares outstanding	58.9	58.5

Diluted weighted average shares outstanding	58.9	58.5

(1)	The net (loss) income per common share amounts were the same for Class A and Class B in the quarter ended September 26, 2008 because the holders of each class were legally entitled to equal per share distributions whether through dividends or in liquidation. There were no shares of Class B common stock during the quarter ended October 2, 2009.

(2)	For the quarter ended September 26, 2008, the calculation of diluted earnings per share includes a potential deduction to net income of $0.2 million for the assumed after-tax effect of the change in fair value of warrants using the “treasury stock” method.
See accompanying Notes to Condensed Consolidated Financial Statements.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 2,	July 3,
(In millions, except share amounts)	2009	2009

Assets
Current Assets
Cash and cash equivalents	$133.0	$136.8
Short-term investments	—	0.3
Receivables	114.3	142.9
Unbilled costs	35.5	27.8
Inventories	92.7	98.6
Other current assets	32.2	29.7

Total current assets	407.7	436.1
Long-Term Assets
Property, plant and equipment	57.1	57.4
Goodwill	3.2	3.2
Identifiable intangible assets	80.8	84.1
Non-current deferred income taxes	8.0	8.0
Capitalized software and other assets	12.1	11.4

Total long-term assets	161.2	164.1

Total assets	$568.9	$600.2

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$10.0	$10.0
Accounts payable	63.6	69.6
Compensation and benefits	13.7	16.6
Other accrued items	47.1	55.6
Advance payments and unearned income	30.2	37.3
Restructuring liabilities	5.1	5.3

Total Current Liabilities	169.7	194.4
Long-Term Liabilities
Restructuring and other long-term liabilities	3.1	4.3
Redeemable preference shares	8.3	8.3
Reserve for uncertain tax positions	4.8	4.4
Deferred income taxes	0.9	0.9

Total Liabilities	186.8	212.3
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, Class A, $0.01 par value; 300,000,000 shares authorized; issued and outstanding 58,904,179 shares as of October 2, 2009 and 58,903,177 shares as of July 3, 2009	0.6	0.6

Common stock, Class B $0.01 par value; 100,000,000 shares authorized; none issued	—	—
Additional paid-in-capital	784.1	783.2
Accumulated deficit	(398.9)	(391.1)
Accumulated other comprehensive loss	(3.7)	(4.8)

Total Shareholders’ Equity	382.1	387.9

Total Liabilities And Shareholders’ Equity	$568.9	$600.2

See accompanying Notes to Condensed Consolidated Financial Statements.

HARRIS STRATEX NETWORKS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Quarter Ended
	October 2,	September 26,
	2009	2008
	(In millions)
Operating Activities
Net (loss) income	$(7.8)	$6.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of identifiable intangible assets	3.7	3.4
Depreciation and amortization of property, plant and equipment and capitalized software	6.0	5.6
Non-cash share-based compensation expense	1.0	1.0
Decrease in fair value of warrants	—	(0.3)
Deferred income tax expense (benefit)	0.4	(0.7)
Changes in operating assets and liabilities:
Receivables	28.8	5.5
Unbilled costs and inventories	(1.9)	(13.6)
Accounts payable and accrued expenses	(13.4)	4.3
Advance payments and unearned income	(7.2)	1.0
Restructuring liabilities and other	(5.2)	(8.8)

Net cash provided by operating activities	4.4	3.9
Investing Activities
Cash paid related to acquisition of Telsima in prior fiscal year	(4.2)	—
Purchases of short-term investments	—	(1.2)
Sales and maturities of short-term investments	0.3	1.8
Additions of property, plant and equipment	(3.9)	(4.4)
Additions of capitalized software	(0.9)	(1.0)

Net cash used in investing activities	(8.7)	(4.8)
Financing Activities
Increase in short-term debt	—	10.0
Payments on long-term debt	—	(8.8)

Net cash provided by financing activities	—	1.2
Effect of exchange rate changes on cash and cash equivalents	0.5	(0.9)

Net decrease in cash and cash equivalents	(3.8)	(0.6)
Cash and cash equivalents, beginning of year	136.8	95.0

Cash and cash equivalents, end of quarter	$133.0	$94.4

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 2, 2009
(Unaudited)
Note A — Basis of Presentation and Nature of Operations
     The accompanying condensed consolidated financial statements of Harris Stratex Networks, Inc. and its subsidiaries (“we,” “us,” and “our”) have been prepared by us, without an audit, in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods.
     The results for the quarter ended October 2, 2009 (the “first quarter of fiscal 2010”) are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet as of July 3, 2009 has been derived from the audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2009 (“Fiscal 2009 Form 10-K”).
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
     Revenue from product sales is generated predominately from the sales of products manufactured by us and by third party manufacturers with whom we have outsourced our manufacturing processes. In general, printed circuit assemblies, mechanical housings, and packaged modules are manufactured by strategically selected contract manufacturing partners, with periodic business reviews of material levels and obsolescence. Product assembly, product test, complete system integration and system test may either be performed within our own facilities or at partner locations.
     Revenue from services includes certain installation, extended warranty, customer support, consulting, training and education. It also includes revenue generated from the resale of equipment purchased on behalf of customers for installation service contracts we perform for customers. Such equipment includes towers, antennas, and other related materials.
     We have evaluated any subsequent events through the date of filing of this Report (November 10, 2009), and there was no impact to our financial position, results of operations or cash flows.
     Out of Period Adjustments — During the closing of our fiscal year 2009 accounts, we determined the need for an out of period adjustment related to the calculation of our currency translation expense that affected our previously reported “Cost of product sales” in each of the first three quarters of fiscal 2009. As disclosed in Note T of the Fiscal 2009 Form 10-K, our previously filed quarterly reports on Form 10-Q during 2009 included an adjustment for cumulative currency translation expense. We concluded that the impact of this adjustment was not material to the previously filed quarterly reports on Form 10-Q during fiscal 2009. We corrected this amount in this Quarterly Report on Form 10-Q. The quarterly impact of this translation adjustment reduced “Cost of product sales” by $0.9 million and increased net income per common share by $0.01 in the first quarter of fiscal 2009.
     During the closing of our books for the first quarter of fiscal 2010, we determined the need for an out of period adjustment in the classification of revenue on our Condensed Consolidated Statement of Operations between line items of “Revenue from services” and “Revenue from product sales” and in the classification of cost of sales between “Cost of services” and “Cost of product sales” primarily affecting the fourth quarter of fiscal 2009. The impact to revenue in the fourth quarter was to decrease “Revenue from product sales” by $30.4 million and increase “Revenue from services” by $30.4 million. The impact to cost of sales in the fourth quarter was to decrease “Cost of product sales” by $26.8 million and increase “Cost of services” by $26.8 million. This reclassification had no impact on gross margin. The impact on revenues and cost of revenues the first three quarters was negligible. We determined the effect of these adjustments were not material to our financial statements. However, we are correcting our fiscal 2009 reported amounts as we file our fiscal 2010 periodic reports.

     Reclassification — Prior to May 27, 2009, Harris Corporation (“Harris”) owned approximately 56% of our outstanding common stock. As such, Harris was our majority stockholder and a related party for financial reporting purposes. Effective May 27, 2009, Harris distributed its entire ownership of our common stock to its shareholders. Accordingly, effective with the first quarter of fiscal 2010, Harris ceased to be considered a related party for financial reporting purposes. We have reclassified all amounts previously disclosed as related party transactions with Harris on our Statements of Operations, Balance Sheets and Statements of Cash Flows to the appropriate line items in the current presentation.
     For the first quarter of fiscal 2009 and as of September 26, 2008, these reclassifications from the previously disclosed line item to the current presentation included:
     Condensed Consolidated Statement of Operations:
Revenue from product sales to Harris of $0.9 million to Revenue from product sales;
Cost of product sales with Harris of $1.3 million to Cost of product sales;
Cost of sales billed from Harris of $0.1 million to Cost of product sales:
Selling and administrative expenses with Harris of $1.5 million to Selling and administrative expenses
     Condensed Consolidated Balance Sheet:
Current portion of long-term capital lease obligation to Harris of $1.4 million to Other accrued items
Due to Harris Corporation of $11.0 million to Other accrued items
Long-term portion of capital lease obligation to Harris of $1.2 million to Restructuring and other long-term liabilities
     Condensed Consolidated Statement of Cash Flows:
Changes in operating assets and liabilities, Due to Harris of $5.8 million to changes in Restructuring liabilities and other
     Change in Segment Reporting During the First Quarter of Fiscal 2010 — We previously reported three operating segments in our public filings: North America Microwave, International Microwave and Network Operations. During the first quarter of fiscal 2010, we realigned the management structure of our Network Operations segment to geographically integrate with our North America Microwave and International Microwave segments to gain cost efficiencies. As a result, we eliminated the Network Operations segment as a separate reporting unit and consolidated this segment into our remaining two segments that are based on the geographical location where revenue is recognized. While our Network Operations products and services continue to be offered to customers as part of our strategy, this consolidation in management structure resulted in a change in our reportable operating segments.
     Additionally, we have dropped the word “Microwave” from the name of our North America and International segments. Segment information for the first quarter of fiscal 2009 has been adjusted to reflect this change.
     Nature of Operations — We design, manufacture and sell a range of wireless networking products, solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe. Products include broadband wireless access base stations and customer premises equipment based upon the IEEE 802.16d-2004 and 16e-2005 standards for fixed and mobile WiMAX, point-to-point digital microwave radio systems for access, backhaul, trunking and license-exempt applications, supporting new network deployments, network expansion, and capacity upgrades.
Note B — Accounting Changes and Recent Accounting Pronouncements
          Initial Application of Accounting Standards
     In the first quarter of fiscal 2010, we adopted the following accounting standards, none of which had a material impact on our financial position, results of operations or cash flows:
•	The Financial Accounting Standards Board (“FASB”) Accounting Standards Codificationtm (“Codification”), which is now the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 2009. Additionally, we are using the new guidelines prescribed by the Codification when referring to GAAP, including the elimination of pre-Codification GAAP references unless accompanied by Codification GAAP references.

•	The accounting standard deferring the effective date of the fair value measurement standard for disclosures related to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. See Note M — Fair Value Measurements of Financial Assets and Financial Liabilities in these Notes to Condensed Consolidated Financial Statements for fair value disclosures required by this standard.

•	The accounting standard requiring interim disclosures about fair value of financial instruments, which extends the annual disclosure requirements about fair value of financial instruments to interim reporting periods. See Note M — Fair Value Measurements of Financial Assets and Financial Liabilities in these Notes to Condensed Consolidated Financial Statements for fair value disclosures required by this standard.

•	The accounting standard updating accounting, presentation and disclosure requirements for noncontrolling interests in consolidated financial statements, which requires that noncontrolling interests (previously referred to as minority interests) be clearly identified and presented as a component of equity, separate from the parent’s equity. This standard also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for as equity transactions; and that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in that subsidiary and the gain or loss on the deconsolidation of that subsidiary be measured at fair value.

•	The accounting standard for determining whether instruments granted in share-based payment transactions are participating securities. There was no material change to our calculations of basic and diluted weighted average shares outstanding for prior periods.

•	The accounting standards for accounting for business combinations, which significantly change the accounting and reporting requirements related to business combinations, including the recognition of acquisition-related transaction and post-acquisition restructuring costs in our results of operations as incurred. While the adoption of these standards did not have a material impact on our financial position, results of operations or cash flows directly in the first quarter of fiscal 2010, it is expected to have a significant effect on the accounting for any future acquisitions we make.

          Accounting Standards Issued But Not Yet Effective
     In October 2009, the FASB issued two new accounting standards updates that:
•	Revise accounting and reporting requirements for arrangements with multiple deliverables. This update allows the use of an estimated selling price to determine the selling price of a deliverable in cases where neither vendor-specific objective evidence nor third-party evidence is available, which is expected to increase the ability for entities to separate deliverables in multiple-deliverable arrangements and, accordingly, to decrease the amount of revenue deferred in these cases. Additionally, this update requires the total selling price of a multiple-deliverable arrangement to be allocated at the inception of the arrangement to all deliverables based on relative selling prices.

•	Clarify which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software, as well as undelivered related software elements are excluded from the scope of existing software revenue guidance, which is expected to decrease the amount of revenue deferred in these cases.
     These updates are to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for us is our fiscal 2011, and must be adopted at the same time. Early adoption is permitted, and if these updates are adopted early in other than the first quarter of our fiscal year, then they must be applied retrospectively to the beginning of that fiscal year. We are currently evaluating the impact the adoption of these updates will have on our financial position, results of operations and cash flows.
Note C — Accumulated Other Comprehensive (Loss) Income and Comprehensive (Loss) Income
     The changes in components of our accumulated other comprehensive income (loss) during the quarters ended October 2, 2009 and September 26, 2008 were as follows:

			Short-Term
			Investments	Total
			and	Accumulated
	Foreign		Available	Other
	Currency	Hedging	for Sale	Comprehensive
	Translation	Derivatives	Securities	Income
	(In millions)
Balance as of July 3, 2009	$(4.4)	$(0.4)	$—	$(4.8)
Foreign currency translation gain	1.4	—	—	1.4
Net unrealized loss on hedging activities	—	(0.3)	—	(0.3)

Balance as of October 2, 2009	$(3.0)	$(0.7)	$—	$(3.7)

Balance as of June 27, 2008	$4.1	$(0.3)	$—	$3.8
Foreign currency translation loss	(4.2)	—	—	(4.2)
Net unrealized gain on hedging activities	—	1.4	—	1.4

Balance as of September 26, 2008	$(0.1)	$1.1	$—	$1.0

     Total comprehensive (loss) income for the quarters ended October 2, 2009 and September 26, 2008 was comprised of the following:

	Quarter Ended
	October 2, 2009	September 26, 2008
	(In millions)
Net (loss) income	$(7.8)	$6.5
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1.4	(4.2)
Net unrealized (loss) gain on hedging activities	(0.3)	1.4

Total comprehensive (loss) income	$(6.7)	$3.7

Note D — Receivables
     Our receivables are summarized below:

	October 2, 2009	July 3, 2009
	(In millions)
Accounts receivable	$138.7	$163.1
Notes receivable due within one year — net	3.5	6.8

	142.2	169.9
Less allowances for collection losses	(27.9)	(27.0)

	$114.3	$142.9

     To comply with requests from our customers for payment terms, we often accept letters of credit with payment terms of up to one year or more, which we then discount with various financial institutions. Under these arrangements, collection risk is fully transferred to the financial institutions. We record the cost of discounting these letters of credit as interest expense. During the first quarter of fiscal 2010 and 2009 we discounted customer letters of credit totaling $20.8 million and $29.3 million and recorded related interest expense of $0.2 million and $0.2 million.
Note E — Inventories
     Our inventories are summarized below:

	October 2, 2009	July 3, 2009
	(In millions)
Finished products	$73.3	$69.9
Work in process	8.6	13.6
Raw materials and supplies	51.8	65.0

	133.7	148.5
Inventory reserves	(41.0)	(49.9)

	$92.7	$98.6

Note F — Property, Plant and Equipment
     Our property, plant and equipment are summarized below:

	October 2, 2009	July 3, 2009
	(In millions)
Land	$1.2	$1.2
Buildings	21.7	21.5
Software developed for internal use	12.5	11.6
Machinery and equipment	101.7	94.8

	137.1	129.1
Less accumulated depreciation and amortization	(80.0)	(71.7)

	$57.1	$57.4

     Depreciation and amortization expense related to plant and equipment, including amortization of software developed for internal use, was $5.3 million and $4.7 million during the quarters ended October 2, 2009 and September 26, 2008.
Note G — Credit Facility and Debt
     Our debt consisted of short-term debt of $10.0 million as of October 2, 2009 and July 3, 2009.
     Our credit facility provides for an initial committed amount of $70 million with an uncommitted option for an additional $50 million available with the same or additional banks. The initial term of our credit facility is three years expiring June 30, 2011 and provides for (1) demand borrowings (with no stated maturity date) with an interest rate of the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%, (2) fixed term Eurodollar loans for up to six months or more as agreed with the banks with an interest rate of LIBOR plus a spread of between 1.25% to 2.00% based on our current leverage ratio and (3) the issuance of standby or commercial letters of credit. The credit facility contains a minimum liquidity ratio covenant and a maximum leverage ratio covenant and is unsecured. As of October 2, 2009, we were in compliance with these financial covenants.

     The credit facility allows for borrowings of up to $70 million with available credit defined as $70 million less the outstanding balance of short-term borrowings ($10.0 million as of October 2, 2009) and letters of credit ($13.2 million as of October 2, 2009). Therefore, available credit as of October 2, 2009 was $46.8 million. The weighted average interest rate on our short-term borrowings was 1.94% as of October 2, 2009.
     As of October 2, 2009, the amount under standby letters of credit outstanding totaled $2.1 million under a previous credit facility in effect as of the end of fiscal year 2008.
Note H — Accrued Warranties
     Changes in our warranty liability, which is included as a component of “Other accrued items” on the Condensed Consolidated Balance Sheets, during the first quarters of fiscal 2010 and 2009 are as follows:

	Quarter Ended
	October 2, 2009	September 26, 2008
	(In millions)
Balance as of the beginning of the fiscal year	$5.5	$6.9
Warranty provision for revenue recorded during the first quarter	0.7	2.0
Settlements made during the first quarter	(0.9)	(2.0)

Balance as of the end of the first quarter	$5.3	$6.9

Note I — Restructuring Activities
     During the first quarter of fiscal 2010, we continued executing restructuring plans and activity that commenced during fiscal 2009 (the “Fiscal 2009 Plan”) to reduce our workforce in the U.S., France, Canada and other locations throughout the world. During the first quarter of fiscal 2010, our restructuring charges totaled $1.1 million consisting of:
•	Severance, retention and related charges totaling $0.9 million associated with reduction in force activities (Fiscal 2009 Plan).
•	Charges totaling $0.2 million related to the relocation of U.S. employees to North Carolina from Florida (Fiscal 2009 Plan).
     The information in the following table summarizes our restructuring activity during the quarter ended October 2, 2009 and the remaining restructuring liability as of October 2, 2009.

	Severance	Facilities
	and	and
	Benefits	Other	Total
	(In millions)
Restructuring liability as of July 3, 2009	$2.5	$5.3	$7.8
Provision in the quarter (Fiscal 2009 Plan)	0.9	0.2	1.1
Cash payments in the quarter	(1.1)	(0.9)	(2.0)

Restructuring liability as of October 2, 2009	$2.3	$4.6	$6.9

Current portion of restructuring liability as of October 2, 2009	$2.3	$2.8	5.1
Long-term portion of restructuring liability as of October 2, 2009	—	1.8	1.8

Total restructuring liability as of October 2, 2009	$2.3	$4.6	$6.9

The following table summarizes our costs incurred through October 2, 2009 and costs expected to be incurred for our Fiscal 2009 Plan:

	Total Costs
	Incurred During	Cumulative
	The	Costs Incurred		Total
	Quarter Ended	through	Estimated	Restructuring
	October 2,	October 2,	Additional Costs	Costs Expected
	2009	2009	to be Incurred	to be Incurred
		(In millions)
North America:
Severance and benefits	$0.3	$5.2	$2.0	$7.2
Facilities and other	0.2	0.9	6.0	6.9

Total North America	$0.5	$6.1	$8.0	$14.1

International:
Severance and benefits	$0.6	$3.7	$1.0	$4.7
Facilities and other	—	—	1.0	1.0

Total International	$0.6	$3.7	$2.0	$5.7

Totals	$1.1	$9.8	$10.0	$19.8

     As a result of an increase in the level of outsourcing activity, we expect to incur $10 million in restructuring charges with the majority of such charges occurring in the North America segment. Specifically, we expect to incur $6 million of costs to restructure our manufacturing operations in San Antonio with an additional $2 million to be used for related severance payments.
Note J — Share-Based Compensation
     Compensation expense for share-based awards was $1.1 million for each of the quarters ended October 2, 2009 and September 26, 2008. Amounts were included in our consolidated statements of operations as follows:

	Quarter Ended
	October 2, 2009	September 26, 2008
	(In millions)
Cost of product sales and services	$0.1	$0.2
Research and development expenses	0.1	0.2
Selling and administrative expenses	0.9	0.7

Total compensation expense	$1.1	$1.1

     During the first quarter of fiscal 2010, we awarded stock options for 14,247 shares and 7,133 performance shares to one employee and 6,780 shares of restricted stock to a non-employee director.
     We issued 688 shares during the first quarter of fiscal 2009 upon the exercise of stock options; none during the first quarter of fiscal 2010.
Note K — Business Segments
     As discussed in Note A to these condensed consolidated financial statements, we previously reported three operating segments in our public filings: North America Microwave, International Microwave and Network Operations. During the first quarter of fiscal 2010, we realigned the management structure of our Network Operations segment to geographically integrate with our North America Microwave and International Microwave segments to gain cost efficiencies. As a result, we eliminated the Network Operations segment as a separate reporting unit and consolidated this segment into our remaining two segments that are based on the geographical location where revenue is recognized. Additionally, we have dropped the word “Microwave” from the name of our North America and International segments. Segment information for the first quarter of fiscal 2009 has been adjusted to reflect this change.
     During the first quarter of fiscal 2010, the MTN group in Africa (“MTN”) and Middle East Telecommunications Company (“METCO”) each accounted for 12% of our total revenue (two customers accounted for 24% of our total revenue). During the first quarter of fiscal 2009, MTN accounted for 13% of our total revenue. We have entered into separate and distinct contracts with METCO and MTN, as well as separate arrangements with MTN group subsidiaries. None of such other contracts on an individual basis are material to our operations. The loss of all METCO or MTN group business could adversely affect our results of operations, cash flows and financial position, however.

     Revenue and (loss) income before income taxes by segment are as follows:

	Quarter Ended
	October 2, 2009	September 26, 2008
	(In millions)
Revenue
North America	$48.0	$63.0
International	72.0	132.8

Total Revenue	$120.0	$195.8

(Loss) Income Before Income Taxes
Segment Operating (Loss) Income:
North America (1)	$(3.2)	$2.5
International (2)	(3.2)	5.2
Net interest expense	(0.5)	(0.3)

(Loss) Income before provision for income taxes	$(6.9)	$7.4

(1)	During the first quarter of fiscal 2010 in our North America segment, we recorded $0.7 million in amortization of developed technology, tradenames and customer relationships, $0.1 million in amortization of the step-up in the fair value of fixed assets related to the acquisition of Stratex, $0.8 million in restructuring charges and $1.0 million in share-based compensation.

During the first quarter of fiscal 2009 in our North America segment, we recorded $0.4 million in amortization of developed technology, tradenames and customer relationships, $0.2 million in amortization of the step-up in the fair value of fixed assets related to the acquisition of Stratex, $2.7 million in restructuring charges and $0.8 million in share-based compensation.

(2)	During the first quarter of fiscal 2010 in our International segment, we recorded $2.9 million in amortization of developed technology, tradenames and customer relationships, $0.1 million in amortization of the step-up in the fair value of fixed assets related to the acquisition of Stratex, $0.3 million in restructuring charges and $0.1 million in share-based compensation.

During the first quarter of fiscal 2009 in our International segment, we recorded $2.8 million in amortization of developed technology, tradenames and customer relationships, $0.4 million in amortization of the step-up in the fair value of fixed assets related to the acquisition of Stratex, $0.6 million in restructuring charges and $0.3 million in share-based compensation.
Note L — Income Taxes
     Our provision for income taxes for the first quarter of fiscal 2010 of $0.9 million is based on our estimated annual effective tax rate adjusted for losses in separate jurisdictions for which no tax benefit can be recognized. The 2010 tax provision was primarily due to tax expense generated in certain profitable foreign jurisdictions. Because our operations are taxable in a number of jurisdictions, income tax expense is recorded on a consolidated pre-tax loss. Our effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at lower statutory rates and certain jurisdictions where we can not recognize tax benefits on current losses.
     As of July 3, 2009, we had a liability for unrecognized tax benefits of $30.9 million for various federal, foreign, and state income tax matters. During the first quarter of fiscal 2010, the liability for unrecognized tax benefits increased by $0.4 million. The total liability for unrecognized tax benefits as of October 2, 2009 was $31.3 million. If the unrecognized tax benefits associated with these positions are ultimately recognized, they would not be expected to have a material impact on our effective tax rate or financial position.
     Interest and penalties related to unrecognized tax benefits are accounted for as part of the provision for federal, foreign, and state income taxes. We accrued no additional amount for such interest during the first quarter of fiscal 2010 and less than $0.1 million in 2009. No penalties have been accrued on any of the unrecognized tax benefits.
     We expect that the amount of unrecognized tax benefits may change in the next year; however, it is not expected to have a significant impact on our results of operations, financial position or cash flows.
     Our major tax jurisdictions include the U.S., Singapore, Poland, Nigeria, France and the U.K. The earliest years still open and subject to audits for these jurisdictions are as follows: United States — 2003; Singapore — 2006; Poland — 2004; Nigeria — 2004; France — 2006; and U.K. — 2006. As of October 2, 2009, we were not under audit by any major tax jurisdiction, including the U.S. Internal Revenue Service.

Note M — Fair Value Measurements of Financial Assets and Financial Liabilities
     We determine fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants as of the measurement date. We try to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value and establish a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:
•	Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities;
•	Level 2 — Observable market-based inputs or observable inputs that are corroborated by market data;
•	Level 3 — Unobservable inputs reflecting our own assumptions.
     The following table represents the fair value hierarchy of our financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of October 2, 2009:

	Level 1	Level 2	Level 3	Total
		(In millions)
Financial Assets:
Cash equivalents	$32.4	$—	$—	$—
Financial Liabilities:
Foreign exchange forward contracts	$—	$0.1	$—	$0.1
Note N — Risk Management, Derivative Financial Instruments and Hedging Activities
     We are exposed to global market risks, including the effect of changes in foreign currency exchange rates, and use derivatives to manage financial exposures that occur in the normal course of business. We do not hold nor issue derivatives for trading purposes or make speculative investments in foreign currencies.
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
     Substantially all derivatives outstanding as of October 2, 2009 are designated as cash flow hedges or non-designated hedges of recorded balance sheet positions. All derivatives are recognized on the balance sheet at their fair value. The total notional amount of outstanding derivatives as of October 2, 2009 was $82.3 million, of which $11.6 million were designated as cash flow hedges and $70.7 million were not designated as cash flow hedging instruments.
     A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of October 2, 2009 would have an impact of approximately $5.1 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
     As of October 2, 2009, we had 51 foreign currency forward contracts outstanding with a total net notional amount of $27.2 million consisting of 14 different currencies, primarily the Australian dollar, Canadian dollar, Euro and Polish zloty. Following is a summary by currency of the contract net notional amounts grouped by the underlying foreign currency as of October 2, 2009:

			Contract
	Contract Amount		Amount
	(Local Currency)		(USD)
		(In millions)
Australian dollar (“AUD”) net contracts to receive (pay) USD	(AUD)	6.4	$5.5
Canadian dollar (“CAD”) net contracts to receive (pay) USD	(CAD)	(8.5)	$(7.9)
Euro (“EUR”) net contracts to receive (pay) USD	(EUR)	5.3	$7.8
Polish zloty (“PLN”) net contracts to receive (pay) USD	(PLN)	52.6	$18.3
All other currencies net contracts to
receive (pay) USD			$3.5

Total of all currencies			$27.2

     The following table presents the fair value of derivative instruments included within our Consolidated Balance Sheet as of October 2, 2009.

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$0.0	Other current liabilities	$0.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	0.0	Other current liabilities	0.0

Total derivatives		$0.0		$0.1

     The following table presents the amounts of gains (losses) from cash flow hedges recorded in Other Comprehensive (Loss) Income, the amounts transferred from Other Comprehensive (Loss) Income and recorded in Revenue and Cost of Products Sold, and the amounts associated with excluded time value and hedge ineffectiveness during the first quarter of fiscal 2010 (in millions):

Fiscal
Quarter
Ended
October 2,
Locations of Losses Recorded From Derivatives Designated as Cash Flow Hedges	2009
Amount of loss of effective hedges recognized in Other Comprehensive Income	$(0.2)
Amount of loss of effective hedges reclassified from Other Comprehensive Income into:	—
Revenue	—
Cost of Products Sold	$(0.1)
Amount of loss recorded into Cost of Products Sold associated with excluded time value	—
Amount of gain (loss) recorded into Cost of Products Sold due to hedge ineffectiveness	—
     Refer to Note M — Fair Value Measurements of Financial Assets and Financial Liabilities for a description of how the above financial instruments are valued and Note C — Accumulated Other Comprehensive (Loss) Income and Comprehensive (Loss) Income for additional information on changes in other comprehensive (loss) income for the first quarter of fiscal 2010 and 2009.
Cash Flow Hedges
     The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual cash flows resulting from transactions in foreign currencies, including revenue, product costs, selling and administrative expenses and intercompany transactions will be adversely affected by changes in exchange rates. It is our policy to utilize derivatives to reduce foreign currency exchange risks where internal netting strategies cannot be effectively employed. As of October 2, 2009, hedged transactions included our customer and intercompany backlog and outstanding purchase commitments denominated primarily in Australian dollars, Euros and Polish zlotys. We hedge up to 100% of anticipated exposures typically one to three months in advance, but have hedged as much as five months in advance. We generally review our exposures twice each month and adjust the amount of derivatives outstanding as needed.
     All changes in fair values of outstanding cash flow hedge derivatives, except those associated with excluded time value and hedge ineffectiveness are recorded in the consolidated financial statements and the related gain or loss on the transaction is included in net income or loss. In some cases, amounts recorded in other comprehensive income or loss will be released to net income or loss some time after the maturity of the related derivative. The consolidated statement of income classification of effective hedge results is the same as that of the underlying exposure. For example, results of hedges of revenue and product costs are recorded in revenue and cost of external product sales, respectively, when the underlying hedged transaction is recorded.
     As of October 2, 2009, $0.7 million of deferred net losses on both outstanding and matured derivatives accumulated in other comprehensive income or loss are expected to be reclassified to net income or loss during the next twelve months as a result of underlying hedged transactions also being recorded in net income or loss. Actual amounts ultimately reclassified to net income or loss are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of October 2, 2009, the maximum term over which we are hedging cash flow exposures is four months.
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
Non-Designated Hedges
     As mentioned above, the total notional amount of outstanding derivatives as of October 2, 2009 not designated as cash flow hedging instruments was $70.7 million. The purpose of these hedges is to offset realized and unrealized foreign exchange gains and losses recorded on non-functional currency monetary assets and liabilities, including primarily cash balances and accounts receivable and accounts payable from third party and intercompany transactions recorded on the balance sheet. Since these gains and losses are considered by us to be operational in nature, we record both the gains and losses from the revaluation of the balance sheet transactions and the gains and losses on the derivatives in cost of products sold. During the first quarter of fiscal 2010, we recorded in cost of products sold the following amount of net losses recorded on non-designated hedges as follows, in millions:

	Fiscal Quarter	Location of Gain
	Ended	(Loss) Recognized
	October 2,	in Income on
	2009	Derivatives
Derivatives not designated as hedging instruments:
Losses on foreign exchange forward contracts	$(1.9)	Cost of products sold
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
Note O — Net (Loss) Income per Share of Class A and Class B Common Stock
     We compute net (loss) income per share of Class A and Class B common stock using the two class method. Basic net (loss) income per share is computed using the weighted average number of common shares outstanding and unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) during the period. Such unvested share-based payment awards are considered to be participating securities.
     Diluted net income per share is computed using the number of shares computed for basic net (loss) income per share and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options is included in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.
     During the first quarter of fiscal 2009, we recorded net income, so we considered the dilutive effect of potential common shares outstanding during the period. The rights of our holders of Class A and Class B common stock, including the liquidation and dividend rights, are substantially the same. However, the holders of Class B common stock have the sole and exclusive right to elect or remove the Class B directors, who currently number five of the nine members of our board of directors. Further, our restated certificate of incorporation cannot be amended or replaced to adversely affect the rights of the holders of Class B common stock or to approve a new issuance of Class B common stock without the approval of the holders of a majority of Class B common stock. At any time each holder may exchange the holder’s shares of Class B common stock for an equal number of shares of Class A common stock at the holder’s option. Under certain circumstances, each share of Class B common stock will convert automatically into one share of Class A common stock. The holders of Class B common stock have the right to preserve their proportionate interest in the company by participating in any issuance of capital stock by the company other than issuances pursuant to stock option or similar employee benefit plan. As a result, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as we assume the conversion of Class B common stock in the computation of the diluted net income per share of Class A common stock, the undistributed earnings are equal to net income for that computation.
     During the first quarter of fiscal 2010, we recorded a net loss, so our basic and diluted net loss per common share amounts are the same. Additionally, we had no Class B shares of common stock outstanding during the first quarter of fiscal 2010, so the table below is not presented for the current period. The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock for the quarter ended September 26, 2008:

	Quarter Ended
	September 26,
	2008
	(In millions, except per share amounts)
	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$2.9	$3.6
Denominator:
Weighted average common shares and unvested awards outstanding	25.6	32.9

Basic net income per share	$0.11	$0.11

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$2.9	$3.6
Change in fair value of warrants, net of tax	(0.2)
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	3.6
Reallocation of undistributed earnings to Class B shares	—	(0.2)

Allocation of undistributed earnings	6.3	3.4
Denominator:
Number of shares used in basic computation	25.6	32.9
Weighted average effect of dilutive securities — add:
Conversion of Class B to Class A common shares outstanding	32.9	—
Stock options	—	—
Warrants	—	—

Number of shares used in per share computations	58.5	32.9

Diluted net income per share	$0.10	$0.10

     We excluded 2.1 million and 0.5 million shares attributable to outstanding stock options and warrants from the denominator in the calculation of diluted earnings per share for Class A and Class B common stock for the first quarter of fiscal 2009 because their inclusion would have been anti-dilutive. The net income per share amounts are the same for Class A and Class B because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Note P — Preferred Share Purchase Rights
     On April 20, 2009, our board of directors adopted a rights plan. The terms of the rights and the rights plan are set forth in a Rights Agreement dated as of April 20, 2009 (the “Rights Plan”). The Rights Plan is intended to act as a deterrent to any person or group acquiring 15% or more of our outstanding common stock without the approval of our board of directors. The Rights Plan will continue in effect until January 20, 2010, unless it is terminated or redeemed earlier by our board of directors.
     Under the Rights Plan, we are authorized to issue one preferred share purchase right (a “Right”) for each share of our Class A Common Stock outstanding as of the close of business on May 4, 2009. Each Right entitles the registered holder to purchase from us one one-thousandth of a share of our Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), at a price of $40.00 per one one-thousandth of a Preferred Share, subject to adjustment.

Note Q — Legal Proceedings
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Harris Stratex Networks, Inc.
We have reviewed the condensed consolidated balance sheet of Harris Stratex Networks, Inc. and subsidiaries as of October 2, 2009, and the related condensed consolidated statements of operations for the quarters ended October 2, 2009 and September 26, 2008, and the condensed consolidated statements of cash flows for the quarters ended October 2, 2009 and September 26, 2008. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harris Stratex Networks, Inc. and subsidiaries as of July 3, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss and cash flows for the year then ended not presented herein and in our report dated September 3, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 3, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Raleigh, North Carolina
November 10, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Quarterly Report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements of, about, concerning or regarding: our plans, strategies and objectives for future operations; our research and development efforts and new product releases and services; trends in revenue; drivers of our business and the markets in which we operate; future economic conditions, performance or outlook and changes in our industry and the markets we serve; the outcome of contingencies; the value of our contract awards; beliefs or expectations; the sufficiency of our cash and our capital needs and expenditures; our intellectual property protection; our compliance with regulatory requirements and the associated expenses; expectations regarding litigation; our intention not to pay cash dividends; seasonality of our business; the impact of foreign exchange and inflation; taxes; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects,” “targets,” “goals,” “seeing,” “delivering,” “continues,” “forecasts,” “future,” “predict,” “might,” “could,” “potential,” or the negative of these terms, and similar words or expressions. All forward looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements.
     These forward-looking statements are based on estimates reflecting our current beliefs. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include the following:
•	downturn in the global economy affecting customer spend;

•	the ability of our customers to access capital markets in developing countries;

•	continued price erosion as a result of increased competition in the microwave transmission industry;

•	the volume, timing and customer, product and geographic mix of our product orders may have an impact on our operating results;

•	the ability to achieve our business plans;

•	the ability to manage and maintain key customer relationships;

•	the ability to maintain projected product rollouts, product functionality, anticipated cost reductions or market acceptance of planned products;

•	the ability to successfully integrate entities acquired;

•	future costs or expenses related to litigation;

•	the ability of our subcontractors to perform or our key suppliers to manufacture or deliver material;

•	customers may not pay for products or services in a timely manner, or at all;

•	the failure to protect our intellectual property rights and its ability to defend itself against intellectual property infringement claims by others;

•	currency and interest rate risks;

•	the impact of political, economic and geographic risks on international sales;

•	the impact of slowing growth in the wireless telecommunications market combined with supplier and operator consolidations;
     Other factors besides those listed here also could adversely affect us. Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in our Fiscal 2009 Form 10-K under Part I. Item 1A. “Risk Factors” filed with the Securities and Exchange Commission on September 4, 2009. The foregoing list of factors and the factors set forth in Item 1A. “Risk Factors” included in our Fiscal 2009 Form 10-K and in Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our operations and financial position. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, results of operations, financial position and cash flows.

     You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, along with provisions of the Private Securities Litigation Reform Act of 1995, and we undertake no obligation, other than as imposed by law, to update forward-looking statements to reflect further developments or information obtained after the date of filing of this Quarterly Report on Form 10-Q or, in the case of any document incorporated by reference, the date of that document, and disclaim any obligation to do so.
RESULTS OF OPERATIONS - Quarter Ended October 2, 2009 compared with Quarter Ended September 26, 2008
Highlights
     Operations results for the first quarter of fiscal 2010 include:
•	Net loss was $7.8 million, or $0.13 per share, in the first quarter of fiscal 2010 compared with net income of $6.5 million, or $0.10 per diluted share, in the first quarter of fiscal 2009;

•	Revenue decreased 38.7 percent to $120.0 million in the first quarter of fiscal 2010 from $195.8 million in the first quarter of fiscal 2009;

•	Our North America segment revenue decreased 23.8 percent to $48.0 million and reporting an operating loss of $3.2 million compared with operating income of $2.5 million in the first quarter of fiscal 2009;

•	Our International segment revenue decreased 45.8 percent to $72.0 million and reporting an operating loss of $3.2 million compared with operating income of $5.2 million in the first quarter of fiscal 2009;

•	Net cash provided by operating activities was $4.4 million in the first quarter of fiscal 2010 compared with $3.9 million in the first quarter of fiscal 2009.
Discussion of Consolidated Results of Operations
   Revenue and Net (Loss) Income

	Quarter Ended		Percentage
	October 2, 2009	September 26, 2008	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$120.0	$195.8	(38.7)%
Net (loss) income	$(7.8)	$6.5	N/M
% of revenue	(6.5)%	3.3%

N/M = Not statistically meaningful
     Our revenue in the first quarter of fiscal 2010 was $120.0 million, a decrease of $75.8 million or 38.7%, compared with the first quarter of fiscal 2009. This decrease in revenue resulted from significant declines in all regions, most acutely in Africa and Europe, Middle East and Russia. These declines in revenue were primarily due to the global economic recession and the continuing credit crisis adversely affecting our customers’ expansion, as well as increased competition from our competitors. Furthermore, revenue has been negatively affected by anticipated or planned consolidation of our customers, particularly in Africa. Revenue by region comparing the first quarter of fiscal 2010 with the first quarter of fiscal 2009 and the related decreases is shown in the table below:

	Quarter Ended		Amount	Percentage
	October 2, 2009	September 26, 2008	Increase/(Decrease)	Increase/(Decrease)
	(In millions, except percentages)
North America	$48.0	$63.0	$(15.0)	(23.8)%
International:
Africa	29.9	65.8	(35.9)	(54.6)%
Europe, Middle East, and Russia	18.6	37.8	(19.2)	(50.8)%
Latin America and AsiaPac	23.5	29.2	(5.7)	(19.5)%

Total International	72.0	132.8	(60.8)	(45.8)%

Total Revenue	$120.0	$195.8	$(75.8)	(38.7)%

     During the first quarter of fiscal 2010, the MTN group in Africa (“MTN”) and Middle East Telecommunications Company (“METCO”) each accounted for 12% of our total revenue (two customers accounted for 24% of our total revenue). During the first quarter of fiscal 2009, MTN accounted for 13% of our total revenue.

     Our net loss in the first quarter of fiscal 2010 was $7.8 million compared with net income of $6.5 million in the first quarter of fiscal 2009. The net loss in fiscal 2010 included restructuring charges, expenses for rebranding, share-based compensation expense, as well as purchase accounting adjustments and other expenses related to the acquisitions of Stratex and Telsima. These charges and expenses are set forth on a comparative basis in the table below:

	First	First
	Fiscal	Fiscal
	Quarter	Quarter
	2010	2009
	(In millions)
Amortization of developed technology	$2.1	$1.8
Amortization of trade names and customer relationships	1.5	1.4
Restructuring charges	1.1	3.3
Amortization of the fair value adjustments related to fixed assets and inventory	0.2	0.6
Rebranding expenses	0.1	—
Share-based compensation expense	1.1	1.1

	$6.1	$8.2

     During the first quarter of fiscal 2010, we continued executing restructuring plans and activity that commenced during fiscal 2009 (the “Fiscal 2009 Plan”) to reduce our workforce in the U.S., France, Canada and other locations throughout the world. During the first quarter of fiscal 2010, our restructuring charges totaled $1.1 million consisting of:
•	Severance, retention and related charges totaling $0.9 million associated with reduction in force activities (Fiscal 2009 Plan).

•	Charges totaling $0.2 million related to the relocation of U.S. employees to North Carolina from Florida (Fiscal 2009 Plan).
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
     As a result of an increase in the level of outsourcing activity, we expect to incur $10 million in restructuring charges with the majority of such charges occurring in the North America segment. Specifically, we expect to incur $6 million of costs to restructure our manufacturing operations in San Antonio with an additional $2 million to be used for related severance payments.
   Gross Margin

	Quarter Ended		Percentage
	October 2, 2009	September 26, 2008	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$120.0	$195.8	(38.7)%
Cost of product sales and services	(82.3)	(136.7)	(39.8)%
Gross margin	$37.7	$59.1	(36.2)%
% of revenue	31.4%	30.2%
N/M = Not statistically meaningful
     Gross margin in the first quarter of fiscal 2010 was $37.7 million, or 31.4% of revenue, compared with $59.1 million, or 30.2% of revenue in fiscal 2009. Gross margin in the first quarter of fiscal 2010 was reduced by $2.1 million for amortization of developed technology and $0.1 million of amortization of the fair value of adjustments for fixed assets acquired from Stratex.
     By comparison, gross margin in the first quarter of fiscal 2009 was reduced by $1.8 million of amortization on developed technology and $0.2 million for amortization of the fair value of adjustments for fixed assets acquired from Stratex.

     Aside from the charges and expenses mentioned above, gross margin and gross margin percentage benefited from lower logistics expenses, lower manufacturing overhead and improved supplier pricing on select projects.
   Research and Development Expenses

	Quarter Ended		Percentage
	October 2, 2009	September 26, 2008	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$120.0	$195.8	(38.7)%
Research and development expenses	$10.7	$10.2	4.9%
% of revenue	8.9%	5.2%
     Research and development (“R&D”) expenses were $10.7 million in the first quarter of fiscal 2010 compared with $10.2 million in the first quarter of fiscal 2009. As a percentage of revenue, these expenses increased to 8.9% in the first quarter of fiscal 2010 from 5.2% in the first quarter of fiscal 2009 due to 38.7% lower revenue and a 4.9% increase in spending. The increase in R&D spending in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009 was primarily attributable to increases in the areas of WiMAX and Energy, Security and Surveillance, partially offset by a reduction in TRuepoint 6000 development efforts.
   Selling and Administrative Expenses

	Quarter Ended		Percentage
	October 2, 2009	September 26, 2008	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$120.0	$195.8	(38.7)%
Selling and administrative expenses	$30.8	$36.5	(15.6)%
% of revenue	25.7%	18.6%
     The following table summarizes the significant increases and decreases to our selling and administrative expenses comparing the first quarter of fiscal 2010 with the first quarter of fiscal 2009:

Increase/(Decrease)
(In millions)

Decrease in selling expenses and sales commissions due to lower order levels	$(2.0)
Decrease in facility costs due primarily to restructuring and cost reduction activities during fiscal 2009	(1.5)
Decrease in fees related to cost of restatement of financial statements during the prior year	(1.0)
Decrease in amounts accrued under bonus plans due to lower profitability	(0.6)
Decrease in audit and tax fees	(0.4)
Increase in administrative costs due to 4G initiatives	0.2
Other, net	(0.4)

$(5.7)

   Income Taxes

	Quarter Ended		Percentage
	October 2, 2009	September 26, 2008	Increase/(Decrease)
	(In millions, except percentages)
(Loss) income before income taxes	$(6.9)	$7.4	N/M
Provision for income taxes	$0.9	$0.9	—
% of (loss) income before income taxes	N/M	12.2%

N/M = Not statistically meaningful
     The provision for income taxes for the first quarter of fiscal 2010 consists of $0.9 million of tax expense generated in certain profitable foreign jurisdictions. The provision for income taxes for the first quarter of fiscal 2010 and 2009 reflect our pre-tax income based on our estimated annual effective tax rate, adjusted for losses in separate jurisdictions for which no tax benefit can be recognized. Our effective tax rate varies from the U.S. federal statutory rate of 35% for the first quarter of fiscal 2010 and 2009 due to results of foreign operations that are subject to income taxes at lower statutory rates and certain jurisdictions where we can not recognize tax benefits on current losses.

Discussion of Business Segment Results of Operations
  North America Segment

	Quarter Ended		Percentage
	October 2, 2009	September 26, 2008	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$48.0	$63.0	(23.8)%
Segment operating income (loss)	$(3.2)	$2.5	N/M
% of revenue	(6.7)%	4.0%
N/M = Not statistically meaningful
     North America segment revenue decreased by $15.0 million, or 23.8%, in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009. This decrease in revenue resulted primarily from the global economic recession and the continuing credit crisis adversely affecting our customers’ expansion. The operating loss in the first quarter of fiscal 2010 resulted primarily from the decline in revenue when compared with the first quarter of fiscal 2009.
     The North America segment first quarter fiscal 2010 operating loss included deductions for the following amounts related to the acquisition of Stratex: $0.1 million for amortization of the fair value adjustments for fixed assets, $0.7 million for amortization of developed technology, trade names and customer relationships and $0.8 million of restructuring charges. The total of such charges was less for this segment than in the first quarter of fiscal 2009.
     The operating loss for this segment in the first quarter of fiscal 2009 included the following amounts related to the acquisition of Stratex: $0.2 million for amortization of the fair value adjustments for fixed assets, $0.4 million for amortization of developed technology, trade names and customer relationships and $2.7 million of restructuring charges.
     The North America segment operating results also included $1.0 million in share-based compensation expense during the first quarter of fiscal 2010 compared with $0.8 million in the first quarter of fiscal 2009.
  International Segment

	Quarter Ended		Percentage
	October 2, 2009	September 26, 2008	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$72.0	$132.8	(45.8)%
Segment operating income (loss)	$(3.2)	$5.2	N/M
% of revenue	(4.4)%	3.9%
N/M = Not statistically meaningful
     International segment revenue decreased by $60.8 million or 45.8% in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009. This decrease in revenue resulted from significant declines in all regions, most acutely in Africa and Europe, Middle East and Russia. These declines in revenue were primarily due to the global economic recession and the continuing credit crisis adversely affecting our customers’ expansion, as well as increased competition from our competitors.
     The International segment operating loss in the first quarter of fiscal 2010 resulted primarily from the decline in revenue when compared with the first quarter of fiscal 2009. The operating loss in the first quarter of fiscal 2010 included deductions for the following charges related to the acquisition of Stratex: $0.1 million for amortization of the fair value adjustments for fixed assets, $2.9 million for amortization of developed technology, trade names and customer relationships and $0.3 million of restructuring charges. The total of such charges was less for this segment than in the first quarter of fiscal 2009.
     The operating income in the first quarter of fiscal 2009 included deductions for the following charges related to the acquisition of Stratex: $0.4 million for amortization of the fair value adjustments for fixed assets, $2.8 million for amortization of developed technology, trade names and customer relationships and $0.6 million of restructuring charges.
     We also recorded $0.1 million in share-based compensation expense in the first quarter of fiscal 2010 in our International segment compared with $0.3 million in the first quarter of fiscal 2009.

Liquidity and Capital Resources
Sources of Cash
     As of October 2, 2009, our principal sources of liquidity consisted of $133.0 million in cash and cash equivalents plus $46.8 million of available credit under our current $70 million credit facility with two commercial banks. Cash flow from operations for the first quarter of fiscal 2010 totaled $4.4 million. However, our total accounts receivable has declined to $114.3 million as of October 2, 2009 from $142.9 million as of July 3, 2009. As a result, we have a lower level of receivables compared with prior periods as a source of cash, which may negatively affect our cash flow.
Available Credit Facility and Repayment of Debt
     As of October 2, 2009, we had $46.8 million of credit available under our $70 million revolving credit facility with two commercial banks as mentioned above. The total amount of revolving credit available was $70 million less $10 million in outstanding short term loans which mature by December 2010, and $13.2 million in outstanding standby letters of credit issued under the facility.
     The initial commitment of $70 million under the facility is currently divided equally between Bank of America and Silicon Valley Bank, with each providing $35 million. The initial term of the facility expires in June 2011 and provides for (1) demand borrowings at the greater of Bank of America’s prime rate and the Federal Funds rate plus 0.5%, (2) fixed term Eurodollar loans for six months or more as agreed with the banks at LIBOR plus a spread of between 1.25% to 2.00% based on the company’s current leverage ratio and (3) the issuance of standby or commercial letters of credit. The facility contains a minimum liquidity ratio covenant and a maximum leverage ratio covenant and is unsecured.
     Based on covenants included as part of the credit facility we must maintain, as measured at the last day of each fiscal quarter, (1) no more than a maximum consolidated leverage ratio of 3.00 to 1 (defined as the ratio of total consolidated funded indebtedness to consolidated EBITDA for the four fiscal quarters most recently ended) and (2) a minimum liquidity coverage ratio of 1.75 to 1 (defined as the ratio of total unrestricted cash and equivalents, short-term investments and marketable securities plus 50% of total monetary receivables to the total amount of outstanding loans and letter of credit obligations under the facility). As of October 2, 2009, we were in compliance with these financial covenants.
Restructuring and Payments
     We have a liability for restructuring activities totaling $6.9 million as of October 2, 2009, of which $5.1 million is classified as a current liability and expected to be paid out in cash over the next year. We expect to fund these future payments with available and cash flow provided by operations.
Commercial Commitments and Contractual Obligations
     The amounts disclosed in our Fiscal 2009 Form 10-K include our commercial commitments and contractual obligations. During the quarter ended October 2, 2009, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2009 Form 10-K, except surety bonds used for bids and performance declined by $18.4 million.
     Additionally, during October 2009, subsequent to the end of the first quarter of fiscal 2010, we entered into a 10 year lease for office space in San Jose California, as a result, our total operating lease commitments will increase by approximately $24 million. Our rent expense will not be materially affected during future periods.
Critical Accounting Estimates
     For information about our critical accounting estimates, see the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended July 3, 2009.
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
  Exchange Rate Risk
     Descriptions of our exchange rate risk are incorporated by reference from Part I, Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements — “Note N” in response to this item.
  Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and bank debt.
Exposure on Cash and Cash Equivalents
     We do not use derivative financial instruments in our short-term investment portfolio. We invest in high-credit quality issues and, by policy, limit the amount of credit exposure to any one issuer and country. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The portfolio is also diversified by maturity to ensure that funds are readily available as needed to meet our liquidity needs. This policy reduces the potential need to sell securities in order to meet liquidity needs and therefore the potential effect of changing market rates on the value of securities sold.
     We had $133.0 million in cash and cash equivalents as of October 2, 2009.
     The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents held as of October 2, 2009 was one day, and these investments had an average yield of 0.18% per annum. A 10% change in interest rates on our cash and cash equivalents is not expected to have a material impact on our financial position, results of operations or cash flows.
     Cash equivalents have been recorded at fair value on our balance sheet.
Exposure on Borrowings
     During the first quarter of fiscal 2010, borrowings under our $70 million revolving credit facility incurred interest under the London Interbank Offered Rate (“LIBOR”) plus 1.25%. As of October 2, 2009, our weighted average interest rate was 1.94%. During the first quarter of fiscal 2010, we had $10 million of short-term borrowings outstanding under the credit facility and recorded total interest expense of $0.1 million on these borrowings. A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations or cash flows since interest on our short-term debt is not material to our overall financial position.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), as of the end of the quarter covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
     Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
     Descriptions of our legal proceedings are incorporated by reference from Part I, Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements — “Note Q” in response to this item.

Item 1A.	Risk Factors.
     Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows and financial condition set forth under Item 1A, Risk Factors, in our Fiscal 2009 Form 10-K.
     We do not believe that there have been any other material additions or changes to the risk factors previously disclosed in our Fiscal 2009 Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 6.	Exhibits.
     The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS STRATEX NETWORKS, INC. (Registrant)
Date: November 10, 2009	By:	/s/ J. Russell Mincey
J. Russell Mincey
Vice President, Corporate Controller and Principal Accounting Officer (principal accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit
Number	Description

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.