Form 10-Q
period 2010-01-01
AVIAT NETWORKS, INC.
filed 2010-02-10
CIK 1377789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33278
AVIAT NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5961564

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

637 Davis Drive
Morrisville, North Carolina	27560

(Address of principal executive offices)	(Zip Code)
(919) 767-3250
(Registrant’s telephone number, including area code)
Harris Stratex Networks, Inc.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐    No ☑
The number of shares outstanding of the registrant’s Common Stock as of February 5, 2010 was 59,659,078 shares.

AVIAT NETWORKS, INC. (FORMERLY HARRIS STRATEX NETWORKS, INC.)
FORM 10-Q
For the Quarter Ended January 1, 2010
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AVIAT NETWORKS, INC. (FORMERLY HARRIS STRATEX NETWORKS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended		Two Quarters Ended
	January 1,	January 2,	January 1,	January 2,
(In millions, except per common share amounts)	2010	2009	2010	2009
Revenue from product sales and services:
Revenue from product sales	$91.5	$148.4	$184.4	$310.6
Revenue from services	31.1	42.5	58.2	76.1

Total revenue	122.6	190.9	242.6	386.7
Cost of product sales and services:
Cost of product sales	(57.7)	(106.3)	(117.7)	(211.6)
Cost of services	(20.5)	(31.7)	(40.7)	(61.3)
Amortization of purchased technology	(2.1)	(1.8)	(4.2)	(3.6)

Total cost of product sales and services	(80.3)	(139.8)	(162.6)	(276.5)

Gross margin	42.3	51.1	80.0	110.2
Research and development expenses	(10.1)	(9.5)	(20.8)	(19.7)
Selling and administrative expenses	(35.4)	(32.9)	(66.2)	(69.4)

Total research, development, selling and administrative expenses	(45.5)	(42.4)	(87.0)	(89.1)
Amortization of identifiable intangible assets	(1.5)	(1.4)	(3.0)	(2.8)
Restructuring charges	(1.5)	(1.1)	(2.6)	(4.4)
Goodwill impairment charges	—	(279.0)	—	(279.0)
Trade name charges	—	(22.0)	—	(22.0)

Operating loss	(6.2)	(294.8)	(12.6)	(287.1)
Interest income	0.1	0.3	0.1	0.7
Interest expense	(0.4)	(0.7)	(0.9)	(1.4)

Loss before provision for income taxes	(6.5)	(295.2)	(13.4)	(287.8)
Provision for income taxes	(1.4)	(23.5)	(2.3)	(24.4)

Net loss	$(7.9)	$(318.7)	$(15.7)	$(312.2)

Net loss per common share of Class A and Class B common stock (Note 1):
Basic and diluted	$(0.13)	$(5.43)	$(0.27)	$(5.33)

Basic and diluted weighted average shares outstanding	59.3	58.7	59.1	58.6

(1)	The net loss per common share amounts were the same for Class A and Class B in the quarter and two quarters ended January 2, 2009 because the holders of each class were legally entitled to equal per share distributions whether through dividends or in liquidation. There were no shares of Class B common stock outstanding during the quarter and two quarters ended January 1, 2010. Effective November 19, 2009, under a change to our certificate of incorporation approved by shareholders, all shares of our Class A common stock were reclassified on a one-to-one basis to shares Common Stock without a class designation; we no longer have Class A or Class B common stock authorized, issued or outstanding.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

AVIAT NETWORKS, INC. (FORMERLY HARRIS STRATEX NETWORKS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	January 1,	July 3,
(In millions, except share amounts)	2010	2009 (1)
Assets
Current Assets
Cash and cash equivalents	$126.4	$136.8
Short-term investments	—	0.3
Receivables	133.3	142.9
Unbilled costs	27.5	27.8
Inventories	90.9	98.6
Other current assets	28.1	29.7

Total Current Assets	406.2	436.1
Long-Term Assets
Property, plant and equipment	56.9	57.4
Goodwill	3.5	3.2
Identifiable intangible assets	77.3	84.1
Non-current deferred income taxes	7.5	8.0
Capitalized software and other assets	11.2	11.4

Total Long-Term Assets	156.4	164.1

Total Assets	$562.6	$600.2

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$10.0	$10.0
Accounts payable	54.5	69.6
Compensation and benefits	13.5	16.6
Other accrued items	52.8	55.6
Advance payments and unearned income	34.8	37.3
Restructuring liabilities	5.5	5.3

Total Current Liabilities	171.1	194.4
Long-Term Liabilities
Restructuring and other long-term liabilities	1.4	4.3
Redeemable preference shares	8.3	8.3
Reserve for uncertain tax positions	5.1	4.4
Deferred income taxes	0.9	0.9

Total Liabilities	186.8	212.3
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; issued and outstanding 59,642,614 shares as of January 1, 2010 and 58,903,177 shares as of July 3, 2009	0.6	0.6
Additional paid-in-capital	784.7	783.2
Accumulated deficit	(406.8)	(391.1)
Accumulated other comprehensive loss	(2.7)	(4.8)

Total Shareholders’ Equity	375.8	387.9

Total Liabilities and Shareholders’ Equity	$562.6	$600.2

(1)	Derived from audited financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

AVIAT NETWORKS, INC. (FORMERLY HARRIS STRATEX NETWORKS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Two Quarters Ended
	January 1,	January 2,
	2010	2009
	(In millions)
Operating Activities
Net loss	$(15.7)	$(312.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of identifiable intangible assets	7.2	6.4
Depreciation and amortization of property, plant and equipment and capitalized software	10.8	11.7
Non-cash stock-based compensation expense	1.5	1.4
Goodwill impairment charges	—	279.0
Trade name impairment charges	—	22.0
Decrease in fair value of warrants	—	(0.3)
Deferred income tax expense	1.3	22.6
Changes in operating assets and liabilities:
Receivables	9.9	20.6
Unbilled costs and inventories	7.9	(26.2)
Accounts payable and accrued expenses	(16.2)	—
Advance payments and unearned income	(2.5)	2.8
Restructuring liabilities and other	(0.3)	(11.4)

Net cash provided by operating activities	3.9	16.4
Investing Activities
Cash paid related to acquisition of Telsima in prior fiscal year	(4.2)	—
Purchases of short-term investments and available for sale securities	—	(1.2)
Sales of short-term investments and available for sale securities	0.3	2.7
Additions of property, plant and equipment	(9.4)	(7.2)
Additions of capitalized software	(1.5)	(2.2)

Net cash used in investing activities	(14.8)	(7.9)
Financing Activities
Increase in short-term debt	—	10.0
Payments on long-term debt	—	(8.8)
Payments on capital lease obligations	(0.2)	(0.5)

Net cash (used in) provided by financing activities	(0.2)	0.7
Effect of exchange rate changes on cash and cash equivalents	0.7	(6.5)

Net (decrease) increase in cash and cash equivalents	(10.4)	2.7
Cash and cash equivalents, beginning of year	136.8	95.0

Cash and cash equivalents, end of quarter	$126.4	$97.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

AVIAT NETWORKS, INC. (FORMERLY HARRIS STRATEX NETWORKS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
January 1, 2010
Note A — Corporate Name Change, Basis of Presentation and Nature of Operations
     On January 28, 2010, subsequent to the end of the second quarter of fiscal 2010, Harris Stratex Networks, Inc. changed its name to Aviat Networks, Inc. (“we,” “us,” and “our”) to more effectively reflect our business and communicate our brand identity to customers. Additionally, we changed our corporate name to comply with the termination of the Harris Corporation (“Harris”) trademark licensing agreement resulting from the spin-off by Harris of its interest in our stock to its shareholders in May 2009.
     The accompanying condensed consolidated financial statements have been prepared by us, without an audit, in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods.
     The results for the quarter ended January 1, 2010 (the “second quarter of fiscal 2010”) are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet as of July 3, 2009 has been derived from the audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2009 (“Fiscal 2009 Form 10-K”).
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
     Revenue from services includes certain installation, extended warranty, customer support, consulting, training and education. It also can include certain revenue generated from the resale of equipment purchased on behalf of customers for installation service contracts we perform for customers. Such equipment may include towers, antennas, and other related materials.
     We have evaluated any subsequent events through the date of filing of this Report with the SEC on February 10, 2010. No material subsequent events have occurred since January 1, 2010 that required recognition or disclosure in the accompanying condensed consolidated financial statements or these Notes.
     Revenue Recognition — We generate substantially all of our revenue from the sales or licensing of our microwave radio and wireless access systems, network management software, and professional services including installation and commissioning and training. Principal customers for our products and services include domestic and international wireless/mobile service providers, original equipment manufacturers, distributors, system integrators, as well as private network users such as public safety agencies, government institutions, and utility, pipeline, railroad and other industrial enterprises that operate broadband wireless networks. Our customers generally purchase a combination of our products and services as part of a multiple element arrangement. Our assessment of which revenue recognition guidance is appropriate to account for each element in an arrangement can involve significant judgment.
     Revenue from product sales and services, other than from long-term contracts (which are discussed below), are generally recognized when persuasive evidence of an arrangement exists, delivery has occurred and title and risk of loss has transferred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. We often enter into multiple contractual agreements with the same customer. Such agreements are reviewed to determine whether they should be evaluated as one arrangement. As has been applied consistently in the preparation of our financial statements, we utilize a methodology whereby if an arrangement requires the delivery or performance of multiple deliverables or elements, we determine whether the individual deliverables represent “separate units of accounting.” We recognize the revenue associated with each unit of accounting separately. If sufficient evidence of fair value can be established for all the elements of an arrangement, we allocate revenue to each element in the arrangement based on the relative fair value of each element and recognize that allocated revenue when each element meets the criteria discussed above. However, we generally do not have sufficient evidence of fair value for all elements of our arrangements, but we generally do have sufficient evidence of the fair value of the undelivered elements in our arrangements. In these cases, we allocate revenue using the residual method in which we defer the fair value of the undelivered elements and allocate the remaining arrangement consideration to the delivered elements. If an arrangement involves the delivery of multiple items of the same elements that are only partially delivered at the end of a reporting period, we allocate revenue proportionately between the delivered and undelivered items.

     Revenues related to long-term contracts for customized network solutions are recognized using the percentage-of-completion method. In using the percentage-of-completion method, we generally apply the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Contracts are combined when specific aggregation criteria are met including when the contracts are in substance an arrangement to perform a single project with a customer; the contracts are negotiated as a package in the same economic environment with an overall profit objective; the contracts require interrelated activities with common costs that cannot be separately identified with, or reasonably allocated to the elements, phases or units of output and the contracts are performed concurrently or in a continuous sequence under the same project management at the same location or at different locations in the same general vicinity. Recognition of profit on long-term contracts requires estimates of the total contract value, the total cost at completion and the measurement of progress towards completion. Significant judgment is required when estimating total contract costs and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings when identified.
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
     Out of Period Adjustments — During the closing of our fiscal year 2009 accounts, we determined the need for an out of period adjustment related to the calculation of our currency translation expense that affected our previously reported “Cost of product sales” in each of the first three quarters of fiscal 2009. As disclosed in Note T of the Fiscal 2009 Form 10-K, our previously filed quarterly reports on Form 10-Q during 2009 included an adjustment for cumulative currency translation expense, which we concluded did not have a material impact on the previously filed quarterly reports on Form 10-Q during fiscal 2009. We have corrected the amount of cumulative currency translation expense for comparable prior periods in fiscal 2009 included in this Quarterly Report on Form 10-Q. The impact of this translation adjustment increased “Cost of product sales” by $3.3 million and increased net loss per common share by $0.06 in the second quarter of fiscal 2009 and increased “Cost of product sales by $2.4 million and increased net loss per common share by $0.05 in the first two quarters of fiscal 2009.
     During the closing of our books for the first quarter of fiscal 2010, we determined the need for an out of period adjustment in the classification of revenue on our Condensed Consolidated Statement of Operations between the line items of “Revenue from services” and “Revenue from product sales” and in the classification of cost of sales between “Cost of services” and “Cost of product sales.” This reclassification had no impact on gross margin. For the second quarter of fiscal 2009, the impact of this reclassification decreased “Revenue from services” by $2.6 million, increased “Revenue from product sales” by $2.6 million, decreased “Cost of services” by $0.9 million and increased “Cost of product sales” by $0.9 million. For the first two quarters of fiscal 2009, the impact of this reclassification decreased “Revenue from services” by $3.2 million, increased “Revenue from product sales” by $3.2 million, decreased “Cost of services” by $1.4 million and increased “Cost of product sales” by $1.4 million. We are correcting our fiscal 2009 reported amounts as we file our fiscal 2010 periodic reports.
     During the closing of our books for the second quarter of fiscal 2010, we determined the need for an out of period adjustment in the classification of revenue on our Condensed Consolidated Statement of Operations between line items of “Revenue from services” and “Revenue from product sales” and in the classification of cost of sales between “Cost of services” and “Cost of product sales” affecting the first quarter of fiscal 2010. This reclassification had no impact on gross margin. For the first quarter of fiscal 2010, the impact of this reclassification decreased “Revenue from services” by $8.0 million, increased “Revenue from product sales” by $8.0 million, decreased “Cost of services” by $6.8 million and increased “Cost of product sales” by $6.8 million.
     Reclassification — Prior to May 27, 2009, Harris owned approximately 56% of our outstanding common stock. As such, Harris was our majority stockholder and a related party for financial reporting purposes. Effective May 27, 2009, Harris distributed its entire ownership of our common stock to its shareholders. Accordingly, effective with the first quarter of fiscal 2010, Harris ceased to be considered a related party for financial reporting purposes. We have reclassified all amounts previously disclosed as related party transactions with Harris on our Statements of Operations, Balance Sheets and Statements of Cash Flows to the appropriate line items in the current presentation.

     For the second quarter and first two quarters of fiscal 2009, and as of January 2, 2009, these reclassifications from the previously disclosed line item to the current presentation included:
     Condensed Consolidated Statement of Operations (second quarter and first two quarters of fiscal 2009):
Revenue from product sales to Revenue from product sales ($1.0 million and $1.9 million);
Cost of product sales with Harris to Cost of product sales ($0.6 million and $1.9 million);
Cost of sales billed from Harris to Cost of product sales ($0.2 million and $0.3 million);
Selling and administrative expenses with Harris to Selling and administrative expenses ($1.8 million and $3.3 million)
     Condensed Consolidated Balance Sheet as of January 2, 2009:
Current portion of long-term capital lease obligation to Harris of $1.1 million to Other accrued items;
Due from Harris Corporation of $1.7 million to Other current assets;
Long-term portion of capital lease obligation to Harris of $1.0 million to Restructuring and other long-term liabilities
     Condensed Consolidated Statement of Cash Flows:
Changes in operating assets and liabilities, Due to Harris of $8.7 million to changes in Restructuring liabilities and other
     Nature of Operations — We design, manufacture and sell a range of wireless networking products, solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe. Our products include broadband wireless access base stations and customer premises equipment based upon the IEEE 802.16d-2004 and 16e-2005 standards for fixed and mobile WiMAX, point-to-point digital microwave radio systems for access, backhaul, trunking and license-exempt applications, supporting new network deployments, network expansion, and capacity upgrades.
Note B — Accounting Changes and Recent Accounting Pronouncements
          Initial Application of Accounting Standards
     In the first quarter of fiscal 2010, we adopted the following accounting standards, none of which had a material impact on our financial position, results of operations or cash flows:
•	The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification(tm) (“Codification”), which is now the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 2009. Additionally, we are using the new guidelines prescribed by the Codification when referring to GAAP, including the elimination of pre-Codification GAAP references unless accompanied by Codification GAAP references.

•	The accounting standard deferring the effective date of the fair value measurement standard for disclosures related to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. See Note M — Fair Value Measurements of Financial Assets and Financial Liabilities in these Notes to Condensed Consolidated Financial Statements for fair value disclosures required by this standard.

•	The accounting standard requiring interim disclosures about fair value of financial instruments, which extends the annual disclosure requirements about fair value of financial instruments to interim reporting periods. See Note M — Fair Value Measurements of Financial Assets and Financial Liabilities in these Notes to Condensed Consolidated Financial Statements for fair value disclosures required by this standard.

•	The accounting standard updating accounting, presentation and disclosure requirements for noncontrolling interests in consolidated financial statements, which requires that noncontrolling interests (previously referred to as minority interests) be clearly identified and presented as a component of equity, separate from the parent’s equity. This standard also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for as equity transactions; and that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in that subsidiary and the gain or loss on the deconsolidation of that subsidiary be measured at fair value.

•	The accounting standard for determining whether instruments granted in share-based payment transactions are participating securities. There was no material change to our calculations of basic and diluted weighted average shares outstanding for prior periods.

•	The accounting standards for accounting for business combinations, which significantly change the accounting and reporting requirements related to business combinations, including the recognition of acquisition-related transaction and post-acquisition restructuring costs in our results of operations as incurred. While the adoption of these standards did not have a material impact on our financial position, results of operations or cash flows directly in the first quarter of fiscal 2010, it is expected to have a significant effect on the accounting for any future acquisitions we make.
          Accounting Standards Issued But Not Yet Effective
     In October 2009, the FASB issued two new accounting standards updates that:
•	Revise accounting and reporting requirements for arrangements with multiple deliverables. This update allows the use of an estimated selling price to determine the selling price of a deliverable in cases where neither vendor-specific objective evidence nor third-party evidence is available, which is expected to increase the ability for entities to separate deliverables in multiple-deliverable arrangements and, accordingly, to decrease the amount of revenue deferred in these cases. Additionally, this update requires the total selling price of a multiple-deliverable arrangement to be allocated at the inception of the arrangement to all deliverables based on relative selling prices.

•	Clarify which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software, as well as undelivered related software elements are excluded from the scope of existing software revenue guidance, which is expected to decrease the amount of revenue deferred in these cases.
     These two new accounting standards updates can be applied prospectively or retrospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for us is our fiscal 2011, and must be adopted at the same time. Early adoption is permitted, and if these updates are adopted early in other than the first quarter of our fiscal year, then they must be applied retrospectively to the beginning of that fiscal year. We are currently evaluating the impact the adoption of these updates will have on our financial position, results of operations and cash flows.
Note C — Accumulated Other Comprehensive Loss and Comprehensive Loss
     The changes in components of our accumulated other comprehensive loss during the two quarters ended January 1, 2010 and January 2, 2009 were as follows:

				Total
				Accumulated
	Foreign			Other
	Currency	Hedging	Short-Term	Comprehensive
	Translation	Derivatives	Investments	Income (Loss)
		(In millions)
Balance as of July 3, 2009	$(4.4)	$(0.4)	$—	$(4.8)
Foreign currency translation gain	2.0	—	—	2.0
Net unrealized gain on hedging activities	—	0.1	—	0.1

Balance as of January 1, 2010	$(2.4)	$(0.3)	$—	$(2.7)

Balance as of June 27, 2008	$4.1	$(0.3)	$—	$3.8
Foreign currency translation loss	(15.9)	—	—	(15.9)
Net unrealized gain on hedging activities	—	0.8	—	0.8

Balance as of January 2, 2009	$(11.8)	$0.5	$—	$(11.3)

     Total comprehensive loss for the quarter and two quarters ended January 1, 2010 and January 2, 2009 was comprised of the following:

	Quarter Ended		Two Quarters Ended
	January 1,	January 2,	January 1,	January 2,
	2010	2009	2010	2009
	(In millions)
Net loss	$(7.9)	$(318.7)	$(15.7)	$(312.2)
Other comprehensive income (loss):
Foreign currency translation income (loss)	0.6	(11.7)	2.0	(15.9)
Net unrealized gain (loss) on hedging activities	0.4	(0.6)	0.1	0.8

Total comprehensive loss	$(6.9)	$(331.0)	$(13.6)	$(327.3)

Note D — Receivables
     Our receivables are summarized below:

	January 1, 2010	July 3, 2009
	(In millions)
Accounts receivable	$147.7	$163.1
Notes receivable due within one year — net	7.5	6.8

	155.2	169.9
Less allowances for collection losses	(21.9)	(27.0)

	$133.3	$142.9

     To comply with requests from our customers for payment terms, we often accept letters of credit with payment terms of up to one year or more, which we then discount with various financial institutions. Under these arrangements, collection risk is fully transferred to the financial institutions. We record the cost of discounting these letters of credit as interest expense. During the second quarter of fiscal 2010 and 2009 we discounted customer letters of credit totaling $20.7 million and $0.1 million and recorded related interest expense of $0.2 million and $nil. During the first two quarters of fiscal 2010 and 2009 we discounted customer letters of credit totaling $41.5 million and $29.4 million and recorded related interest expense of $0.4 million and $0.2 million.
Note E — Inventories
     Our inventories are summarized below:

	January 1, 2010	July 3, 2009
	(In millions)
Finished products	$71.1	$69.9
Work in process	8.1	13.6
Raw materials and supplies	50.7	65.0

	129.9	148.5
Inventory reserves	(39.0)	(49.9)

	$90.9	$98.6

Note F — Property, Plant and Equipment
     Our property, plant and equipment are summarized below:

	January 1, 2010	July 3, 2009
	(In millions)
Land	$1.2	$1.2
Buildings	20.2	21.5
Software developed for internal use	10.6	11.6
Machinery and equipment	93.7	94.8

	125.7	129.1
Less allowances for depreciation and amortization	(68.8)	(71.7)

	$56.9	$57.4

     Depreciation and amortization expense related to plant and equipment, including software amortization, was $4.1 million and $5.2 million during the quarters ended January 1, 2010 and January 2, 2009, and $9.4 million and $9.8 million in the two quarters ended January 1, 2010 and January 2, 2009.
Note G — Credit Facility and Debt
     Our debt consisted of short-term debt of $10.0 million as of January 1, 2010 and July 3, 2009.
     Our credit facility provides for an initial committed amount of $70 million with an uncommitted option for an additional $50 million available with the same or additional banks. The initial term of our credit facility is three years expiring June 30, 2011 and provides for (1) demand borrowings (with no stated maturity date) with an interest rate of the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%, (2) fixed term Eurodollar loans for up to six months or more as agreed with the banks with an interest rate of LIBOR plus a spread of between 1.25% to 2.00% based on our current leverage ratio, and (3) the issuance of standby or commercial letters of credit. The credit facility contains a minimum liquidity ratio covenant and a maximum leverage ratio covenant and is unsecured. As of January 1, 2010, we were in compliance with these financial covenants.
     The credit facility allows for borrowings of up to $70 million with available credit defined as $70 million less the outstanding balance of short-term borrowings ($10.0 million as of January 1, 2010) and letters of credit ($9.2 million as of January 1, 2010). Therefore, available credit as of January 1, 2010 was $50.8 million. The weighted average interest rate on our short-term borrowings was 1.96% as of January 1, 2010.
     As of January 1, 2010, the amount under standby letters of credit outstanding totaled $1.6 million under a previous credit facility in effect as of the end of fiscal year 2008.
Note H — Accrued Warranties
     Changes in our warranty liability, which is included as a component of “Other accrued items” on the Condensed Consolidated Balance Sheets, during the two quarters ended January 1, 2010 and January 2, 2009 are as follows:

	Two Quarters Ended
	January 1, 2010	January 2, 2009
	(In millions)
Balance as of the beginning of the fiscal year	$5.5	$6.9
Warranty provision for revenue recorded during the period	0.8	3.5
Settlements made during the period	(1.6)	(3.3)

Balance as of the end of the period	$4.7	$7.1

Note I — Restructuring Activities
     During the second quarter of fiscal 2010, we continued executing restructuring activities that commenced during fiscal 2009 (the “Fiscal 2009 Plan”) to reduce our workforce in the U.S., France, Canada and other locations throughout the world. During the second quarter of fiscal 2010, our restructuring charges totaled $1.5 million consisting of:
•	Severance, retention and related charges totaling $1.0 million for reduction in force activities (Fiscal 2009 Plan).
•	Charges totaling $0.1 million for relocation of U.S. employees to North Carolina from Florida (Fiscal 2009 Plan).
•	Charges totaling $0.4 million for adjustments to facilities lease obligations (Fiscal 2009 Plan).
     During the first two quarters of fiscal 2010, our restructuring charges totaled $2.6 million consisting of:
•	Severance, retention and related charges totaling $1.9 million associated with reduction in force activities (Fiscal 2009 Plan).
•	Charges totaling $0.3 million related to the relocation of U.S. employees to North Carolina from Florida (Fiscal 2009 Plan).
•	Charges totaling $0.4 million for adjustments to facilities lease obligations (Fiscal 2009 Plan).

     The information in the following table summarizes our restructuring activity during the two quarters ended January 1, 2010 and the remaining restructuring liability as of January 1, 2010.

	Severance	Facilities
	and	and
	Benefits	Other	Total
	(In millions)
Restructuring liability as of July 3, 2009	$2.5	$5.3	$7.8
Provision in the first two quarters of fiscal 2010	1.9	0.7	2.6
Cash payments in the first two quarters of fiscal 2010	(1.9)	(1.8)	(3.7)

Restructuring liability as of January 1, 2010	$2.5	$4.2	$6.7

Current portion of restructuring liability as of January 1, 2010	$2.5	$3.0	5.5
Long-term portion of restructuring liability as of January 1, 2010	—	1.2	1.2

Total restructuring liability as of January 1, 2010	$2.5	$4.2	$6.7

     The following table summarizes our costs incurred through January 1, 2010 and costs expected to be incurred for our Fiscal 2009 Plan:

	Total Costs
	Incurred During	Cumulative
	the Two	Costs Incurred		Total
	Quarters Ended	through	Estimated	Restructuring
	January 1,	January 1,	Additional Costs	Costs Expected
	2010	2010	to be Incurred	to be Incurred
	(In millions)
North America:
Severance and benefits	$0.5	$5.4	$1.8	$7.2
Facilities and other	0.5	1.2	5.7	6.9

Total North America	$1.0	$6.6	$7.5	$14.1

International:
Severance and benefits	$1.4	$4.5	$0.2	$4.7
Facilities and other	0.2	0.2	0.8	1.0

Total International	$1.6	$4.7	$1.0	$5.7

Totals	$2.6	$11.3	$8.5	$19.8

     As a result of an increase in the level of outsourcing activity, we expect to incur $8.5 million in restructuring charges with the majority of such charges occurring in the North America segment. Specifically, we expect to incur $6.5 million of costs to restructure our manufacturing operations in San Antonio and certain international locations with an additional $2.0 million to be used for related severance payments at various locations worldwide.
Note J — Share-Based Compensation
     Compensation expense for share-based awards was $0.5 million and $0.4 million for the quarters ended January 1, 2010 and January 2, 2009 and $1.6 million and $1.5 million for the two quarters ended January 1, 2010 and January 2, 2009. Amounts were included in our consolidated statements of operations as follows:

	Quarter Ended		Two Quarters Ended
	January 1,	January 2,	January 1,	January 2,
	2010	2009	2010	2009
	(In millions)
Cost of product sales and services	$—	$0.1	$0.1	$0.3
Research and development expenses	0.2	0.1	0.3	0.3
Selling and administrative expenses	0.3	0.2	1.2	0.9

Total compensation expense	$0.5	$0.4	$1.6	$1.5

     During the quarter ended January 1, 2010, we determined that the three-year performance period minimum threshold target for income from operations would not be achieved for performance share awards made under our fiscal year 2009 Long-Term Incentive Plan. The three-year performance period for these awards ends on July 1, 2011. We estimate that 60% of these awards will not vest and will be forfeited as of July 1, 2011. Accordingly, we recorded a credit to compensation expense of $0.6 million during the quarter ended January 1, 2010 related to these awards. The final determination of the number of performance shares vesting in respect of an award will be determined by our Board of Directors, or a committee of our Board.
     During the second quarter of fiscal 2010, we granted options to purchase 748,228 shares of our Common Stock, 366,406 shares of restricted stock and 372,796 performance share awards to employees under our 2007 Stock Equity Plan. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the following weighted average assumptions: expected volatility of 60 percent; expected contractual term life of 4.4 years; and expected dividend yield of zero percent.
     We issued 217 shares and 688 shares upon the exercise of stock options during the second quarter of fiscal 2010 and the first two quarters of fiscal 2009.
Note K — Business Segments
     We previously reported three operating segments in our public filings: North America Microwave, International Microwave and Network Operations. During the first quarter of fiscal 2010, we realigned the management structure of our Network Operations segment to geographically integrate with our North America Microwave and International Microwave segments to gain cost efficiencies. As a result, we eliminated the Network Operations segment as a separate reporting unit and consolidated this segment into our remaining two segments that are based on the geographical location where revenue is recognized. Additionally, we have dropped the word “Microwave” from the name of our North America and International segments. Segment information for the second quarter and first two quarters of fiscal 2009 have been adjusted to reflect this change.
     During the second quarter and first two quarters of fiscal 2010, no customer accounted for greater than 10% of our revenue. During the second quarter and first two quarters of fiscal 2009, MTN group in Africa (“MTN”) accounted for 11% and 12% of our total revenue and Middle East Telecommunications Company (“METCO”) accounted for 13% and 11% of our total revenue. We have entered into separate and distinct contracts with METCO and MTN, as well as separate arrangements with MTN group subsidiaries. None of such contracts on an individual basis are material to our operations. However, the loss of all METCO or MTN group business could adversely affect our results of operations, cash flows and financial position.

     Revenue and loss before income taxes by segment are as follows:

	Quarter Ended		Two Quarters Ended
	January 1,	January 2,	January 1,	January 2,
	2010	2009	2010	2009
	(In millions)
Revenue
North America	$49.4	$66.6	$97.4	$129.6
International	73.2	124.3	145.2	257.1

Total Revenue	$122.6	$190.9	$242.6	$386.7

Loss Before Income Taxes
Segment Operating (Loss) Income:
North America (1)	$(9.6)	$(32.9)	$(12.8)	$(30.4)
International (2)	3.4	(261.9)	0.2	(256.7)
Net interest expense	(0.3)	(0.4)	(0.8)	(0.7)

Loss before provision for income taxes	$(6.5)	$(295.2)	$(13.4)	$(287.8)

(1)	The following table summarizes certain charges and expenses included in the North America segment operating results during the second quarter and first two quarters of fiscal 2010 and 2009:

	Quarter Ended		Two Quarters Ended
	January 1, 2010	January 2, 2009	January 1, 2010	January 2, 2009
	(In millions)
Goodwill impairment charges	$—	$31.8	$—	$31.8
Impairment charges for the trade name “Stratex”	—	0.7	—	0.7
Amortization of developed technology, trade names and customer relationships	3.3	0.5	4.0	0.9
Rebranding and transitional costs	1.4	—	1.5	—
Restructuring charges	0.7	0.9	1.5	3.6
Amortization of the fair value adjustments related to fixed assets	0.2	0.2	0.3	0.4
Share-based compensation expense	0.4	0.3	1.4	1.1

	$6.0	$34.4	$8.7	$38.5

(2)	The following table summarizes certain charges and expenses included in the International segment operating results during the second quarter and first two quarters of fiscal 2010 and 2009:

	Quarter Ended		Two Quarters Ended
	January 1, 2010	January 2, 2009	January 1, 2010	January 2, 2009
	(In millions)
Goodwill impairment charges	$—	$247.2	$—	$247.2
Impairment charges for the trade name “Stratex”	—	21.3	—	21.3
Restructuring charges	0.8	0.2	1.1	0.8
Amortization of developed technology, trade names and customer relationships	0.3	2.7	3.2	5.5
Rebranding and transitional costs	0.1	—	0.1	—
Amortization of the fair value adjustments related to fixed assets	—	0.4	0.1	0.8
Share-based compensation expense	0.1	0.1	0.2	0.4

	$1.3	$271.9	$4.7	$276.0

Note L — Income Taxes
     Our provision for income taxes for the second quarter and first two quarters of fiscal 2010 of $1.4 million and $2.3 million is based on our estimated annual effective tax rate adjusted for losses in separate jurisdictions for which no tax benefit can be recognized. The 2010 tax provisions were primarily due to tax expense generated in certain profitable foreign jurisdictions. Because our operations are taxable in a number of jurisdictions, income tax expense is recorded on a consolidated pre-tax loss. Our effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at lower statutory rates and certain jurisdictions where we can not recognize tax benefits on current losses.
     As of July 3, 2009, we had a liability for unrecognized tax benefits of $30.9 million for various federal, foreign, and state income tax matters. During the first two quarters of fiscal 2010, the liability for unrecognized tax benefits increased by $0.7 million. The total liability for unrecognized tax benefits as of January 1, 2010 was $31.6 million. If the unrecognized tax benefits associated with these positions are ultimately recognized, they would not be expected to have a material impact on our effective tax rate or financial position.
     Interest and penalties related to unrecognized tax benefits are accounted for as part of the provision for federal, foreign, and state income taxes. We accrued no additional amount for such interest during the first two quarters of fiscal 2010 and less than $0.1 million in 2009. No penalties have been accrued on any of the unrecognized tax benefits.
     We expect that the amount of unrecognized tax benefits may change in the next year; however, it is not expected to have a significant impact on our results of operations, financial position or cash flows.
     On November 6, 2009, the U.S. President signed into law the Worker, Homeownership, and Business Assistance Act of 2009 (“the Act”). The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in either tax year 2008 or 2009 to be carried back up to five years (previously limited to a two-year carryback). We are currently assessing the impact the Act will have on our financial statements.
     Our major tax jurisdictions include the U.S., Singapore, Poland, Nigeria, France and the U.K. The earliest years still open and subject to audits for these jurisdictions are as follows: United States — 2003; Singapore — 2006; Poland — 2004; Nigeria — 2004; France — 2006; and U.K. — 2006. As of January 1, 2010, we were not under audit by any major tax jurisdiction, including the U.S. Internal Revenue Service.
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
     The following table represents the fair value hierarchy of our financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of January 1, 2010:

	Level 1	Level 2	Level 3	Total
	(In millions)
Financial Assets:
Cash equivalents	$28.0	$—	$—	$28.0
Foreign exchange forward contracts	$—	$0.3	$—	$0.3
Financial Liabilities:
Foreign exchange forward contracts	$—	$—	$—	$—

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
     Substantially all derivatives outstanding as of January 1, 2010 are designated as cash flow hedges or non-designated hedges of recorded balance sheet positions. All derivatives are recognized on the balance sheet at their fair value. The total notional amount of outstanding derivatives as of January 1, 2010 was $66.3 million, of which $15.4 million were designated as cash flow hedges and $50.9 million were not designated as cash flow hedging instruments.
     A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of January 1, 2010 would have an impact of approximately $4.3 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
     As of January 1, 2010, we had 48 foreign currency forward contracts outstanding with a total net notional amount of $17.7 million consisting of 13 different currencies, primarily the Canadian dollar, Euro and Polish zloty and Republic of South Africa rand. Following is a summary by currency of the contract net notional amounts grouped by the underlying foreign currency as of January 1, 2010:

			Contract
	Contract Amount		Amount
	(Local Currency)		(USD)
	(In millions)
Canadian dollar (“CAD”) net contracts to receive (pay) USD	(CAD)	(9.7)	$(9.2)
Euro (“EUR”) net contracts to receive (pay) USD	(EUR)	3.8	$5.5
Polish zloty (“PLN”) net contracts to receive (pay) USD	(PLN)	47.3	$16.1
Republic of South Africa rand (“ZAR”) net contracts to receive (pay) USD	(ZAR)	34.1	$4.4
All other currencies net contracts to receive (pay) USD			$0.9

Total of all currencies			$17.7

     The following table presents the fair value of derivative instruments included within our Consolidated Balance Sheet as of January 1, 2010.

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$0.3	Other current liabilities	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	—	Other current liabilities	—

Total derivatives		$0.3		$—

     The following table presents the amounts of gains (losses) from cash flow hedges recorded in Other Comprehensive (Loss) Income, the amounts transferred from Other Comprehensive (Loss) Income and recorded in Revenue and Cost of Products Sold, and the amounts associated with excluded time value and hedge ineffectiveness during the second quarter and first two quarters of fiscal 2010 (in millions):

	Second Quarter	Two Quarters
	Ended	Ended
	January 1,	January 1,
Locations of Gains (Losses) Recorded From Derivatives Designated as Cash Flow Hedges	2010	2010
Amount of gain (loss) of effective hedges recognized in Other Comprehensive Income	$0.1	$(0.1)
Amount of gain (loss) of effective hedges reclassified from Other Comprehensive Income into:
Revenue	$0.2	$0.2
Cost of Products Sold	$—	$(0.1)
Amount recorded into Cost of Products Sold associated with excluded time value	$—	$—
Amount recorded into Cost of Products Sold due to hedge ineffectiveness	$—	$—
     Refer to Note M — Fair Value Measurements of Financial Assets and Financial Liabilities for a description of how the above financial instruments are valued and Note C — Accumulated Other Comprehensive Loss and Comprehensive Loss for additional information on changes in other comprehensive loss for the second quarter and first two quarters of fiscal 2010 and 2009.
Cash Flow Hedges
     The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual cash flows resulting from transactions in foreign currencies, including revenue, product costs, selling and administrative expenses and intercompany transactions will be adversely affected by changes in exchange rates. It is our policy to utilize derivatives to reduce foreign currency exchange risks where internal netting strategies cannot be effectively employed. As of January 1, 2010, hedged transactions included our customer and intercompany backlog and outstanding purchase commitments denominated primarily in the Canadian dollar, Euro, Polish zloty and Republic of South Africa rand. We hedge up to 100% of anticipated exposures typically one to three months in advance, but have hedged as much as six months in advance. We generally review our exposures twice each month and adjust the amount of derivatives outstanding as needed.
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
     As of January 1, 2010, $0.3 million of deferred net losses on both outstanding and matured derivatives accumulated in other comprehensive income or loss are expected to be reclassified to net income or loss during the next twelve months as a result of underlying hedged transactions also being recorded in net income or loss. Actual amounts ultimately reclassified to net income or loss are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of January 1, 2010, the maximum term over which we are hedging cash flow exposures is six months.
     We formally assess both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. We discontinue hedge accounting when the derivative expires or is sold, terminated, or exercised or it is no longer probable that the forecasted transaction will occur. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, we discontinue hedge accounting and redesignate the hedge as a non-designated hedge, if it is still outstanding at the time the determination is made.
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
Non-Designated Hedges
     As mentioned above, the total notional amount of outstanding derivatives as of January 1, 2010 not designated as cash flow hedging instruments was $50.9 million. The purpose of these hedges is to offset realized and unrealized foreign exchange gains and losses recorded on non-functional currency monetary assets and liabilities, including primarily cash balances and accounts receivable and accounts payable from third party and intercompany transactions recorded on the balance sheet. Since these gains and losses are considered by us to be operational in nature, we record both the gains and losses from the revaluation of the balance sheet transactions and the gains and losses on the derivatives in cost of products sold. During the second quarter and first two quarters of fiscal 2010, we recorded in cost of products sold the following amount of net losses recorded on non-designated hedges as follows, in millions:

	Second Quarter	Two Quarters	Location of Gain
	Ended	Ended	(Loss) Recognized
	January 1,	January 1,	in Income on
	2010	2010	Derivatives
Derivatives not designated as hedging instruments:
Gains (losses) on foreign exchange forward contracts	$0.3	$(1.6)	Cost of products sold
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

Note O — Net Loss per Share of Common Stock
     We compute net loss income per share of common stock using the two class method. Basic net loss per share is computed using the weighted average number of common shares outstanding and unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) during the period. Such unvested share-based payment awards are considered to be participating securities. During the second quarter and first two quarters of fiscal 2010 and 2009, we recorded a net loss, so the potential dilution from the assumed exercise of stock options and nonvested stock is anti-dilutive. Accordingly, our basic and diluted net loss per common share amounts are the same.
Note P — Preferred Share Purchase Rights
     On April 20, 2009, our board of directors adopted a rights plan. The terms of the rights and the rights plan are set forth in a Rights Agreement dated as of April 20, 2009 (the “Rights Plan”). The Rights Plan is intended to act as a deterrent to any person or group acquiring 15% or more of our outstanding common stock without the approval of our board of directors. The Rights Plan expired by its own terms on January 20, 2010.
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
     On February 8, 2007, a court order was entered against Stratex do Brasil, a subsidiary of Aviat U.S., Inc. (formerly Harris Stratex Networks Operating Corporation), in Brazil, to enforce performance of an alleged agreement between the former Stratex Networks, Inc. entity and a supplier. We have not determined what, if any, liability this may result in, as the court did not award any damages. We have appealed the decision to enforce the alleged agreement, and do not expect this litigation to have a material adverse effect on our business, operating results or financial condition.
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
Note R — Goodwill and Trade Name Impairments
     During the second quarter of fiscal 2009, we recorded impairment charges related to our goodwill and trade name intangible assets. Following is a discussion of these impairments and the related effects on our financial statements.
     We test our goodwill and other indefinite-lived intangible assets as part of our fiscal year-end financial close process and when events or circumstances indicate there may be an impairment. The majority of our goodwill and the trade name “Stratex” were recorded in connection with the acquisition of Stratex in January 2007 and were included in the International segment of our business. In January 2009, we determined that based on the global economic environment and decline of our market capitalization, it was likely that indicators of goodwill impairment existed as of the end of the second quarter of fiscal 2009. As a result, we performed an interim review for impairment of our goodwill and other indefinite-lived intangible assets (consisting solely of the trade name “Stratex”).
     To test for potential impairment of our goodwill, we determined the fair value of each of our reporting segments based on projected discounted cash flows and market-based multiples applied to revenue and earnings. The results indicated an impairment to goodwill, because the current carrying value of the North America and International segments exceeded their fair value. We then allocated these fair values to the respective underlying assets and liabilities to determine the implied fair value of goodwill, resulting in a $279.0 million charge to write down all of our goodwill. We determined the fair value of the trade name “Stratex” by performing a projected discounted cash flow analysis based on the relief-from-royalty approach, resulting in a $22.0 million charge to write down a majority of the trade name “Stratex.”
     For reasons similar to those stated above, we also conducted a review of our long-lived assets, including amortizable intangible assets. This review did not indicate that an impairment to these assets existed as of the end of the second quarter of fiscal 2009.
     The following table summarizes the goodwill and trade name impairment charges recorded in the Condensed Consolidated Statement of Operations by reporting unit:

	Quarter Ended		Two Quarters Ended
	January 2, 2009		January 2, 2009
		Trade		Trade
(in millions)	Goodwill	Name	Goodwill	Name
North America	$31.8	$0.7	$31.8	$0.7
International	247.2	21.3	247.2	21.3

Total	$279.0	$22.0	$279.0	$22.0

     A summary of changes in the goodwill balance sheet account during the two quarters ended January 2, 2009 by reporting unit, is as follows:

	June 27,				January 2,
	2008	Acquisitions	Adjustments	Impairments	2009
	(In millions)
North America	$36.2	$—	$(4.4)	$(31.8)	$—
International	248.0	—	(0.8)	(247.2)	—

Total	$284.2	$—	$(5.2)	$(279.0)	$—

     Adjustments primarily relate to the effect of foreign currency translation and changes in the fair value of net assets subject to purchase accounting adjustments related to accounting for income taxes.
     A summary of changes in the Stratex trade name balance sheet account during the two quarters ended January 2, 2009 by reporting unit, is as follows:

	June 27,				January 2,
	2008	Acquisitions	Adjustments	Impairments	2009
	(In millions)
North America	$1.0	$—	$—	$(0.7)	$0.3
International	32.0	—	—	(21.3)	10.7

Total	$33.0	$—	$—	$(22.0)	$11.0

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Aviat Networks, Inc. (previously known as Harris Stratex Networks, Inc.):
We have reviewed the condensed consolidated balance sheet of Aviat Networks, Inc. and subsidiaries as of January 1, 2010, and the related condensed consolidated statements of operations for the quarter and two quarters ended January 1, 2010 and January 2, 2009, and the condensed consolidated statements of cash flows for the quarter and two quarters ended January 1, 2010 and January 2, 2009. These financial statements are the responsibility of the Company’s management.
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
Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with US generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aviat Networks, Inc. and subsidiaries as of July 3, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the year then ended not presented herein and in our report dated September 3, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 3, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Raleigh, North Carolina
February 10, 2010

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
     These forward-looking statements are based on estimates reflecting our current beliefs. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include the following:
•	downturn in the global economy affecting customer spending;

•	the ability of our customers to access capital markets in developing countries;

•	continued price erosion as a result of increased competition in the microwave transmission industry;

•	the volume, timing and customer, product and geographic mix of our product orders may have an impact on our operating results;

•	the ability to achieve our business plans;

•	the ability to manage and maintain key customer relationships;

•	the ability to maintain projected product rollouts, product functionality, anticipated cost reductions or market acceptance of planned products;

•	the ability to successfully integrate entities acquired;

•	future costs or expenses related to litigation;

•	the ability of our subcontractors to perform or our key suppliers to manufacture or deliver material;

•	customers may not pay for products or services in a timely manner, or at all;

•	the failure to protect our intellectual property rights and its ability to defend itself against intellectual property infringement claims by others;

•	currency and interest rate risks;

•	the impact of political, economic and geographic risks on international sales;

•	the impact of slowing growth in the wireless telecommunications market combined with supplier and operator consolidations;

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
RESULTS OF OPERATIONS - Quarter Ended January 1, 2010 compared with Quarter Ended January 2, 2009
Key Operating Results
     Operations results for the second quarter of fiscal 2010 include:
•	Net loss was $7.9 million, or $0.13 per share, in the second quarter of fiscal 2010 compared with net loss of $318.7 million, or $5.43 per diluted share, in the second quarter of fiscal 2009;

•	Revenue decreased 35.8 percent to $122.6 million in the second quarter of fiscal 2010 from $190.9 million in the second quarter of fiscal 2009;

•	Our North America segment revenue decreased 25.8 percent to $49.4 million and reported an operating loss of $9.6 million compared with an operating loss of $32.9 million in the second quarter of fiscal 2009;

•	Our International segment revenue decreased 41.1 percent to $73.2 million and reported operating income of $3.4 million compared with an operating loss of $261.9 million in the second quarter of fiscal 2009;

•	Net cash used in operating activities was $0.5 million in the second quarter of fiscal 2010 compared with net cash provided by operating activities totaling $12.5 million in the second quarter of fiscal 2009.
Discussion of Consolidated Results of Operations
     Revenue and Net Loss

	Quarter Ended		Percentage
	January 1, 2010	January 2, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$122.6	$190.9	(35.8)%
Net loss	$(7.9)	$(318.7)	N/M
% of revenue	(6.4)%	N/M

N/M = Not statistically meaningful
     Our revenue in the second quarter of fiscal 2010 was $122.6 million, a decrease of $68.3 million or 35.8%, compared with the second quarter of fiscal 2009. This decrease in revenue resulted from significant declines in all regions except Latin America and Asia Pacific. These declines in revenue were most acutely noted in Africa and Europe, Middle East and Russia. Declines were primarily due to the global economic recession and the continuing credit crisis adversely affecting our customers’ ability to finance expansion, as well as increased competition from our competitors. Furthermore, revenue has been negatively affected by anticipated or planned consolidation of our customers, particularly in Africa. Revenue by region comparing the second quarter of fiscal 2010 with the second quarter of fiscal 2009 and the related decreases is shown in the table below:

	Quarter Ended		Amount	Percentage
	January 1, 2010	January 2, 2009	Increase/(Decrease)	Increase/(Decrease)
	(In millions, except percentages)
North America	$49.4	$66.6	$(17.2)	(25.8)%
International:
Africa	18.6	51.7	(33.1)	(64.0)%
Europe, Middle East, and Russia	29.9	49.1	(19.2)	(39.1)%
Latin America and Asia Pacific	24.7	23.5	1.2	5.1%

Total International	73.2	124.3	(51.1)	(41.1)%

Total Revenue	$122.6	$190.9	$(68.3)	(35.8)%

     During the second quarter of fiscal 2010, no customer accounted for greater than 10% of our revenue. During the second quarter of fiscal 2009, MTN group in Africa (“MTN”) accounted for 11% of our total revenue and Middle East Telecommunications (“METCO”) accounted for 13% of our total revenue.
     Our net loss in the second quarter of fiscal 2010 was $7.9 million compared with a net loss of $318.7 million in the second quarter of fiscal 2009. The net loss in the second quarter of fiscal 2009 primarily resulted from impairment charges for goodwill and the trade name “Stratex.” The net loss in the second quarter of fiscal 2010 included restructuring charges, expenses for rebranding in connection with the change in Company name and transitional costs required by the license agreement termination notice from Harris Corporation, share-based compensation expense, as well as purchase accounting adjustments and other expenses related to the acquisitions of Stratex and Telsima. These charges and expenses are set forth on a comparative basis in the table below:

	Quarter	Quarter
	Ended	Ended
	January 1, 2010	January 2, 2009
	(In millions)
Goodwill impairment charges	$—	$279.0
Impairment charges for the trade name “Stratex”	—	22.0
Charge for increasing the valuation allowance on certain deferred tax assets	—	20.8
Amortization of developed technology	2.1	1.8
Amortization of trade names and customer relationships	1.5	1.4
Restructuring charges	1.5	1.1
Rebranding and transitional costs	1.5	—
Amortization of the fair value adjustments related to fixed assets	0.2	0.6
Share-based compensation expense	0.5	0.4

	$7.3	$327.1

     During the second quarter of fiscal 2010, we continued executing restructuring activities that commenced during fiscal 2009 (the “Fiscal 2009 Plan”) to reduce our workforce in the U.S., France, Canada and other locations throughout the world. During the second quarter of fiscal 2010, our restructuring charges totaled $1.5 million consisting of:
•	Severance, retention and related charges totaling $1.0 million for reduction in force activities (Fiscal 2009 Plan).
•	Charges totaling $0.1 million for relocation of U.S. employees to North Carolina from Florida (Fiscal 2009 Plan).
•	Charges totaling $0.4 million for adjustments to facilities lease obligations (Fiscal 2009 Plan).
     During fiscal 2009, we implemented a new restructuring plan to reduce our workforce in Canada, Brazil and the U.S. During the second quarter of fiscal 2009, our restructuring charges totaled $1.1 million consisting of:
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

     As a result of an increase in the level of outsourcing activity, we expect to incur $8.5 million in restructuring charges with the majority of such charges occurring in the North America segment. Specifically, we expect to incur $6.5 million of costs to restructure our manufacturing operations in San Antonio and certain international locations with an additional $2.0 million to be used for related severance payments at various locations worldwide.
     Gross Margin

	Quarter Ended		Percentage
	January 1, 2010	January 2, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$122.6	$190.9	(35.8)%
Cost of product sales and services	(80.3)	(139.8)	(42.6)%
Gross margin	$42.3	$51.1	(17.2)%
% of revenue	34.5%	26.8%

N/M = Not statistically meaningful
     Gross margin in the second quarter of fiscal 2010 was $42.3 million, or 34.5% of revenue, compared with $51.1 million, or 26.8% of revenue in the second quarter of fiscal 2009. Our gross margin percentage improved during the second quarter of fiscal 2010 compared with the same quarter in fiscal 2009, due to the benefit from the pricing and structure of certain customer arrangements. Gross margin also benefited from lower logistics expenses, lower manufacturing overhead and improved supplier pricing on select projects. In future quarters, we believe our gross margin percentage will decline to approximately 30% to 31% from the 34.5% level realized in the second quarter of fiscal 2010.
     Gross margin in the second quarter of fiscal 2010 was reduced by $2.2 million which included $2.1 million for amortization of developed technology and $0.1 million of amortization of the fair value of adjustments for fixed assets acquired from Stratex.
     By comparison, gross margin in the second quarter of fiscal 2009 was reduced by $2.0 million which included $1.8 million for amortization on developed technology and $0.2 million for amortization of the fair value of adjustments for fixed assets acquired from Stratex.
Research and Development Expenses

	Quarter Ended		Percentage
	January 1, 2010	January 2, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$122.6	$190.9	(35.8)%
Research and development expenses	$10.1	$9.5	6.3%
% of revenue	8.2%	5.0%
     Research and development (“R&D”) expenses were $10.1 million in the second quarter of fiscal 2010 compared with $9.5 million in the second quarter of fiscal 2009. As a percentage of revenue, these expenses increased to 8.2% in the second quarter of fiscal 2010 from 5.0% in the second quarter of fiscal 2009 because of a 6.3% increase in spending and the impact of lower revenue. The increase in R&D spending in the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009 was primarily attributable to increases in the areas of WiMAX and Energy, Security and Surveillance, partially offset by a reduction in TRuepoint 6000 development efforts.

Selling and Administrative Expenses

	Quarter Ended		Percentage
	January 1, 2010	January 2, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$122.6	$190.9	(35.8)%
Selling and administrative expenses	$35.4	$32.9	7.6%
% of revenue	28.9%	17.2%
     The following table summarizes the significant increases and decreases to our selling and administrative expenses comparing the second quarter of fiscal 2010 with the second quarter of fiscal 2009:

Increase/(Decrease)
(In millions)
Increase in sales commissions due to higher revenue recognized from sales through outside agents	$2.4
Decrease in sales commissions due to lower order volume from internal sales employees	(0.4)
Increase due to rebranding and transitional costs due to Company name change and phase-out of transitional services agreement with Harris	1.5
Other, net	(1.0)

$2.5

Income Taxes

	Quarter Ended		Percentage
	January 1, 2010	January 2, 2009	Increase/(Decrease)
	(In millions, except percentages)
Loss before income taxes	$(6.5)	$(295.2)	N/M
Provision for income taxes	$1.4	$23.5	N/M
% of loss before income taxes	N/M	N/M

N/M = Not statistically meaningful
     The provision for income taxes for the second quarter of fiscal 2010 consisted of $1.4 million of tax expense generated in certain profitable foreign jurisdictions. Our provision for income taxes was $23.5 million for the second quarter of fiscal 2009 consisted primarily of a $20.8 million increase in the valuation allowance for certain deferred tax assets. The provision for income taxes for the second quarter of fiscal 2010 and 2009 reflected our pre-tax income based on our estimated annual effective tax rate, adjusted for losses in separate jurisdictions for which no tax benefit can be recognized. Our effective tax rate varied from the U.S. federal statutory rate of 35% for the second quarter of fiscal 2010 and 2009 due to results of foreign operations that are subject to income taxes at lower statutory rates and certain jurisdictions where we can not recognize tax benefits on current losses.
Discussion of Business Segment Results of Operations
North America Segment

	Quarter Ended		Percentage
	January 1, 2010	January 2, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$49.4	$66.6	(25.8)%
Segment operating loss	$(9.6)	$(32.9)	N/M
% of revenue	(19.4)%	N/M

N/M = Not statistically meaningful
     North America segment revenue decreased by $17.2 million, or 25.8%, in the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009. This decrease in revenue resulted primarily from the global economic recession and the continuing credit crisis adversely affecting our customers’ expansion. The operating loss in the second quarter of fiscal 2010 resulted primarily from the decline in revenue when compared with the second quarter of fiscal 2009.

     The North America segment operating loss in the first two quarters of fiscal 2010 resulted primarily from the decline in revenue when compared with revenue in the first two quarters of fiscal 2009. The operating loss in the second quarter of fiscal 2009 primarily resulted from impairment charges for goodwill and the trade name “Stratex.” The operating losses in the second quarter of fiscal 2010 and 2009 also included purchase accounting related expenses, restructuring charges and share-based compensation expense. These charges and expenses are set forth on a comparative basis in the table below:

	Quarter	Quarter
	Ended	Ended
	January 1, 2010	January 2, 2009
	(In millions)
Goodwill impairment charges	$—	$31.8
Impairment charges for the trade name “Stratex”	—	0.7
Amortization of developed technology, trade names and customer relationships	3.3	0.5
Rebranding and transitional costs	1.4	—
Restructuring charges	0.7	0.9
Amortization of the fair value adjustments related to fixed assets	0.2	0.2
Share-based compensation expense	0.4	0.3

	$6.0	$34.4

International Segment

	Quarter Ended		Percentage
	January 1, 2010	January 2, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$73.2	$124.3	(41.1)%
Segment operating income (loss)	$3.4	$(261.9)	N/M
% of revenue	4.6%	N/M

N/M = Not statistically meaningful
     International segment revenue decreased by $51.1 million or 41.1% in the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009. This decrease in revenue resulted from significant declines in all regions, most acutely in Africa and Europe, Middle East and Russia. These declines in revenue were primarily due to the global economic recession and the continuing credit crisis adversely affecting our customers’ expansion, as well as increased competition from our competitors.
     The International segment operating loss in the second quarter of fiscal 2010 resulted primarily from the decline in revenue when compared with revenue in the second quarter of fiscal 2009. The operating loss in the second quarter of fiscal 2009 primarily resulted from impairment charges for goodwill and the trade name “Stratex.” The operating losses in the second quarter of fiscal 2010 and 2009 also included purchase accounting related expenses, restructuring charges and share-based compensation expense. These charges and expenses are set forth on a comparative basis in the table below:

	Quarter	Quarter
	Ended	Ended
	January 1, 2010	January 2, 2009
	(In millions)
Goodwill impairment charges	$—	$247.2
Impairment charges for the trade name “Stratex”	—	21.3
Restructuring charges	0.8	0.2
Amortization of developed technology, trade names and customer relationships	0.3	2.7
Rebranding and transitional costs	0.1	—
Amortization of the fair value adjustments related to fixed assets	—	0.4
Share-based compensation expense	0.1	0.1

	$1.3	$271.9

Two Quarters Ended January 1, 2010 compared with Two Quarters Ended January 2, 2009
Key Operating Results
     Operations results for the first two quarters of fiscal 2010 include:
•	Net loss was $15.7 million, or $0.27 per share, in the first two quarters of fiscal 2010 compared with a net loss of $312.2 million, or $5.33 per diluted share, in the first two quarters of fiscal 2009;

•	Revenue decreased 37.3 percent to $242.6 million in the first two quarters of fiscal 2010 from $386.7 million in the first two quarters of fiscal 2009;

•	Our North America segment revenue decreased 24.8 percent to $97.4 million and reported an operating loss of $12.8 million compared with an operating loss of $30.4 million in the first two quarters of fiscal 2009;

•	Our International segment revenue decreased 43.5 percent to $145.2 million and reported operating income of $0.2 million compared with an operating loss of $256.7 million in the first two quarters of fiscal 2009;

•	Net cash provided by operating activities was $3.9 million in the first two quarters of fiscal 2010 compared with $16.4 million in the first two quarters of fiscal 2009.
Discussion of Consolidated Results of Operations
Revenue and Net Loss

	Two Quarters Ended		Percentage
	January 1, 2010	January 2, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$242.6	$386.7	(37.3)%
Net loss	$(15.7)	$(312.2)	N/M
% of revenue	(6.5)%	N/M

N/M = Not statistically meaningful
     Our revenue in the first two quarters of fiscal 2010 was $242.6 million, a decrease of $144.1 million or 37.3%, compared with the first two quarters of fiscal 2009. This decrease in revenue resulted from significant declines in all regions, most acutely in Africa and Europe, Middle East and Russia. These declines in revenue were primarily due to the global economic recession and the continuing credit crisis adversely affecting our customers’ ability to finance expansion, as well as increased competition from our competitors. Furthermore, revenue has been negatively affected by anticipated or planned consolidation of our customers, particularly in Africa. Revenue by region comparing the first two quarters of fiscal 2010 with the first two quarters of fiscal 2009 and the related decreases is shown in the table below:

	Two Quarters Ended		Amount	Percentage
	January 1, 2010	January 2, 2009	Increase/(Decrease)	Increase/(Decrease)
	(In millions, except percentages)
North America	$97.4	$129.6	$(32.2)	(24.8)%
International:
Africa	48.5	117.5	(69.0)	(58.7)%
Europe, Middle East, and Russia	48.5	86.9	(38.4)	(44.2)%
Latin America and AsiaPac	48.2	52.7	(4.5)	(8.5)%

Total International	145.2	257.1	(111.9)	(43.5)%

Total Revenue	$242.6	$386.7	$(144.1)	(37.3)%

     During the first two quarters of fiscal 2010, no customer accounted for greater than 10% of our revenue. During the first two quarters of fiscal 2009, MTN accounted for 12% of our total revenue and METCO accounted for 11% of our total revenue.
     Our net loss in the first two quarters of fiscal 2010 was $15.7 million compared with a net loss of $312.2 million in the first two quarters of fiscal 2009. The operating loss of $312.2 million in the first two quarters of fiscal 2009 primarily resulted from impairment charges for goodwill and the trade name “Stratex.” The net loss in the first two quarters of fiscal 2010 included restructuring charges, expenses for rebranding in connection with the change in Company name and transitional costs required by the license agreement termination notice from Harris Corporation, share-based compensation expense, as well as purchase accounting adjustments and other expenses related to the acquisitions of Stratex and Telsima. These charges and expenses are set forth on a comparative basis in the table below:

	Two Quarters	Two Quarters
	Ended	Ended
	January 1, 2010	January 2, 2009
	(In millions)
Goodwill impairment charges	$—	$279.0
Impairment charges for the trade name “Stratex”	—	22.0
Charge for increasing the valuation allowance on certain deferred tax assets	—	20.8
Amortization of developed technology	4.2	3.6
Amortization of trade names and customer relationships	3.0	2.8
Restructuring charges	2.6	4.4
Rebranding and transitional costs	1.6	—
Amortization of the fair value adjustments related to fixed assets	0.4	1.2
Share-based compensation expense	1.6	1.5

	$13.4	$335.3

     During the first two quarters of fiscal 2010, our restructuring charges totaled $2.6 million consisting of:
•	Severance, retention and related charges totaling $1.9 million associated with reduction in force activities (Fiscal 2009 Plan).
•	Charges totaling $0.3 million related to the relocation of U.S. employees to North Carolina from Florida (Fiscal 2009 Plan).
•	Charges totaling $0.4 million for adjustments to facilities lease obligations (Fiscal 2009 Plan).
     During the first two quarters of fiscal 2009, our restructuring charges under the Fiscal 2009 Plan totaled $4.4 million consisting of:
•	Severance, retention and related charges associated with reduction in force activities totaling $4.6 million (Fiscal 2009 Plan).

•	Impairment of fixed assets (non-cash charges) totaling $0.4 million and facility restoration costs of $0.3 million at our Canadian location (Fiscal 2009 Plan).

•	Adjustments to the restructuring liability under our 2007 restructuring plans (the “Fiscal 2007 Plans”) for changes in estimates related to sub-tenant activity at our U.S. ($0.3 million) and Canadian locations ($0.3 million).

•	Adjustments to the restructuring liability under our 2007 restructuring plans for changes in estimates to reduce the severance liability in Canada ($0.3 million).
Gross Margin

	Two Quarters Ended		Percentage
	January 1, 2010	January 2, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$242.6	$386.7	(37.3)%
Cost of product sales and services	(162.6)	(276.5)	(41.2)%
Gross margin	$80.0	$110.2	(27.4)%
% of revenue	33.0%	28.5%

N/M = Not statistically meaningful
     Gross margin in the first two quarters of fiscal 2010 was $80.0 million, or 33.0% of revenue, compared with $110.2 million, or 28.5% of revenue in fiscal 2009. Our gross margin percentage improved during the first two quarters of fiscal 2010 compared with the same period in fiscal 2009, due to the benefit from the pricing and structure of certain customer arrangements.

Gross margin also benefited from lower logistics expenses, lower manufacturing overhead and improved supplier pricing on select projects.
     Gross margin in the first two quarters of fiscal 2010 was reduced by $4.4 million consisting of $4.2 million for amortization of developed technology and $0.2 million of amortization of the fair value of adjustments for fixed assets acquired from Stratex.
     By comparison, gross margin in the first two quarters of fiscal 2009 was reduced by $4.0 million consisting of $3.6 million for amortization of developed technology and $0.4 million of amortization of the fair value of adjustments for fixed assets acquired from Stratex.
Research and Development Expenses

	Two Quarters Ended		Percentage
	January 1, 2010	January 2, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$242.6	$386.7	(37.3)%
Research and development expenses	$20.8	$19.7	5.6%
% of revenue	8.6%	5.1%
     R&D expenses were $20.8 million in the first two quarters of fiscal 2010 compared with $19.7 million in the first two quarters of fiscal 2009. As a percentage of revenue, these expenses increased to 8.6% in the first two quarters of fiscal 2010 from 5.1% in the first two quarters of fiscal 2009 due to 37.3% lower revenue and a 5.6% increase in spending. The increase in R&D spending in the first two quarters of fiscal 2010 compared with the first two quarters of fiscal 2009 was primarily attributable to increases in the areas of WiMAX and Energy, Security and Surveillance, partially offset by a reduction in TRuepoint 6000 development efforts.
Selling and Administrative Expenses

	Two Quarters Ended		Percentage
	January 1, 2010	January 2, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$242.6	$386.7	(37.3)%
Selling and administrative expenses	$66.2	$69.4	(4.6)%
% of revenue	27.3%	17.9%
     The following table summarizes the significant increases and decreases to our selling and administrative expenses comparing the first two quarters of fiscal 2010 with the first two quarters of fiscal 2009:

Increase/(Decrease)
(In millions)
Decrease in professional services and travel expenses due to tighter budget controls	$(3.1)
Decrease in sales commissions due to lower order volume from internal sales employees	(1.2)
Decrease in fees related to cost of restatement of financial statements during the prior year	(1.0)
Decrease in amounts accrued under bonus plans due to lower profitability	(0.9)
Increase in sales commissions due to higher revenue recognized from sales through outside agents	1.9
Increase due to rebranding and transitional costs due to Company name change and phase-out of transitional services agreement with Harris	1.6
Other, net	(0.5)

$(3.2)

Income Taxes

	Two Quarters Ended		Percentage
	January 1, 2010	January 2, 2009	Increase/(Decrease)
	(In millions, except percentages)
Loss before income taxes	$(13.4)	$(287.8)	N/M
Provision for income taxes	$2.3	$24.4	N/M
% of loss before income taxes	N/M	8.5%

N/M = Not statistically meaningful

     The provision for income taxes for the first two quarters of fiscal 2010 consists of $2.3 million of tax expense generated in certain profitable foreign jurisdictions. Our provision for income taxes was $24.4 million for the first two quarters of fiscal 2009 consisted primarily of a $20.8 million increase in the valuation allowance for certain deferred tax assets. The provision for income taxes for the first two quarters of fiscal 2010 and 2009 reflect our pre-tax income based on our estimated annual effective tax rate, adjusted for losses in separate jurisdictions for which no tax benefit can be recognized. Our effective tax rate varies from the U.S. federal statutory rate of 35% for the first two quarters of fiscal 2010 and 2009 due to results of foreign operations that are subject to income taxes at lower statutory rates and certain jurisdictions where we can not recognize tax benefits on current losses.
Discussion of Business Segment Results of Operations
North America Segment

	Two Quarters Ended		Percentage
	January 1, 2010	January 2, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$97.4	$129.6	(24.8)%
Segment operating loss	$(12.8)	$(30.4)	N/M
% of revenue	(13.1)%	N/M

N/M = Not statistically meaningful
     North America segment revenue decreased by $32.2 million, or 24.8%, in the first two quarters of fiscal 2010 compared with the first two quarters of fiscal 2009. This decrease in revenue resulted primarily from the global economic recession and the continuing credit crisis adversely affecting our customers’ expansion. The operating loss in the first two quarters of fiscal 2010 resulted primarily from the decline in revenue when compared with the first two quarters of fiscal 2009.
     The North America segment operating loss in the first two quarters of fiscal 2010 resulted primarily from the decline in revenue when compared with revenue in the first two quarters of fiscal 2009.
     The North America segment operating loss of $30.4 million in the first two quarters of fiscal 2009 primarily resulted from impairment charges for goodwill and the trade name “Stratex.” The operating losses in the first two quarters of fiscal 2010 and 2009 also included purchase accounting related expenses, restructuring charges and share-based compensation expense. These charges and expenses are set forth on a comparative basis in the table below:

	Two Quarters	Two Quarters
	Ended	Ended
	January 1, 2010	January 2, 2009
	(In millions)
Goodwill impairment charges	$—	$31.8
Impairment charges for the trade name “Stratex”	—	0.7
Amortization of developed technology, trade names and customer relationships	4.0	0.9
Restructuring charges	1.5	3.6
Rebranding and transitional costs	1.5	—
Amortization of the fair value adjustments related to fixed assets	0.3	0.4
Share-based compensation expense	1.4	1.1

	$8.7	$38.5

International Segment

	Two Quarters Ended		Percentage
	January 1, 2010	January 2, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$145.2	$257.1	(43.5)%
Segment operating income (loss)	$0.2	$(256.7)	N/M
% of revenue	0.1%	N/M

N/M = Not statistically meaningful
     International segment revenue decreased by $111.9 million or 43.5% in the first two quarters of fiscal 2010 compared with the first two quarters of fiscal 2009. This decrease in revenue resulted from significant declines in all regions, most acutely in Africa and

Europe, Middle East and Russia. These declines in revenue were primarily due to the global economic recession and the continuing credit crisis adversely affecting our customers’ ability to finance expansion, as well as increased competition from our competitors.
     The International segment operating loss in the first two quarters of fiscal 2010 resulted primarily from the decline in revenue when compared revenue in the first two quarters of fiscal 2009.
     The International segment operating loss of $256.7 million in the first two quarters of fiscal 2009 primarily resulted from impairment charges for goodwill and the trade name “Stratex.” The operating losses in the first two quarters of fiscal 2010 and 2009 also included purchase accounting related expenses, restructuring charges and share-based compensation expense. These charges and expenses are set forth on a comparative basis in the table below:

	Two Quarters	Two Quarters
	Ended	Ended
	January 1, 2010	January 2, 2009
	(In millions)
Goodwill impairment charges	$—	$247.2
Impairment charges for the trade name “Stratex”	—	21.3
Amortization of developed technology, trade names and customer relationships	3.2	5.5
Restructuring charges	1.1	0.8
Rebranding and transitional costs	0.1	—
Amortization of the fair value adjustments related to fixed assets	0.1	0.8
Share-based compensation expense	0.2	0.4

	$4.7	$276.0

Liquidity and Capital Resources
Sources of Cash
     As of January 1, 2010, our principal sources of liquidity consisted of $126.4 million in cash and cash equivalents plus $50.8 million of available credit under our current $70 million credit facility with two commercial banks. Cash flow from operations for the first two quarters of fiscal 2010 totaled $3.9 million.
Available Credit Facility and Repayment of Debt
     As of January 1, 2010, we had $50.8 million of credit available under our $70 million revolving credit facility with two commercial banks as mentioned above. The total amount of revolving credit available was $70 million less $10 million in outstanding short term loans which mature by December 2010, and $9.2 million in outstanding standby letters of credit issued under the facility.
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
     Based on covenants included as part of the credit facility we must maintain, as measured at the last day of each fiscal quarter, (1) no more than a maximum consolidated leverage ratio of 3.00 to 1 (defined as the ratio of total consolidated funded indebtedness to consolidated EBITDA for the four fiscal quarters most recently ended) and (2) a minimum liquidity coverage ratio of 1.75 to 1 (defined as the ratio of total unrestricted cash and equivalents, short-term investments and marketable securities plus 50% of total monetary receivables to the total amount of outstanding loans and letter of credit obligations under the facility). As of January 1, 2010, we were in compliance with these financial covenants.

Restructuring and Payments
     We have a liability for restructuring activities totaling $6.7 million as of January 1, 2010, of which $5.5 million is classified as a current liability and expected to be paid out in cash over the next year. We expect to fund these future payments with available cash and cash flow provided by operations.
Commercial Commitments and Contractual Obligations
     The amounts disclosed in our Fiscal 2009 Form 10-K include our commercial commitments and contractual obligations. As of July 3, 2009, we had $99.8 million in outstanding letters of credit and surety bonds supporting our performance under various customer contracts and other commercial commitments. During the two quarters ended January 1, 2010, the total amount of these obligations declined by $20.4 million to $79.4 million.
     During the two quarters ended January 1, 2010, our purchase obligations increased to $60.4 million as compared with $46.1 million primarily due to increased commitments to purchase finished products from our contract suppliers.
     During October 2009, we entered into a 10 year lease for office space in Santa Clara, California to replace our current facilities in San Jose, California. As a result, our total operating lease commitments increased by approximately $24 million. Our rent expense will not be materially affected during future periods.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The information in this section should be read in connection with the information on financial market risk in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended July 3, 2009. All of the potential changes noted below are based on sensitivity analyses performed on our financial positions as of January 1, 2010 and December 27, 2009. Actual results may differ materially.
Currency Exchange Rate Risk
     Descriptions of our currency exchange rate risk are incorporated by reference from Part I, Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements — “Note N” in response to this item.
Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term debt borrowings.
Exposure on Cash Equivalents
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

     We had $126.4 million in cash and cash equivalents as of January 1, 2010.
     The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents held as of January 1, 2010 was one day, and these investments had an average yield of 0.06% per annum. A 10% change in interest rates on our cash and cash equivalents is not expected to have a material impact on our financial position, results of operations or cash flows.
     Cash equivalents have been recorded at fair value on our balance sheet.
Exposure on Short-Term Debt Borrowings
     During fiscal 2010, borrowings under our $70 million revolving credit facility incurred interest under the London Interbank Offered Rate (“LIBOR”) plus 1.25%. As of January 1, 2010, our weighted average interest rate was 1.96%. During the second quarter and first two quarters of fiscal 2010, we had $10 million of short-term borrowings outstanding under the credit facility. We recorded total interest expense on these borrowings of $0.1 million two quarters ended January 1, 2010. A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations or cash flows since interest on our short-term debt is not material to our overall financial position.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), concluded that as of January 1, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There were no changes to our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
     Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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
     We do not believe that there have been any material additions or changes to the risk factors previously disclosed in our Fiscal 2009 Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 4. Submission of Matters to a Vote of Security Holders.
     Our 2009 Annual Meeting of Shareholders was held on November 19, 2009. A total of 52,750,334 of our outstanding shares were represented in person or by proxy at the meeting. This represented approximately 90% of our shares issued, outstanding and entitled to be voted at the 2009 Annual Meeting of Shareholders.
     Proposal 1: Shareholders elected eight Class A nominees to our Board of Directors for a one-year term expiring at the Annual Meeting of Shareholders in 2010, or until their successors are elected and qualified. The vote tabulation for individual directors was:

	Number of Shares
	For	Withheld
Class A Nominee
Charles D. Kissner	39,372,922	13,377,412
William A. Hasler	41,723,250	11,027,084
Clifford H. Higgerson	41,854,805	10,895,529
Edward F. Thompson	42,133,030	10,617,304
Harald J. Braun	42,308,978	10,441,356
Eric C. Evans	42,164,103	10,586,231
Dr. Mohsen Sohi	42,111,672	10,638,662
Dr. James C. Stoffel	42,100,666	10,649,668
     Proposal 2: To ratify our Audit Committee’s appointment of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending July 2, 2010:

For	Against	Abstain	Broker Non-Votes
51,952,111	396,945	401,278	-0-
     Proposal 2 was approved by our shareholders.
     Proposal 3: To approve the material terms of the 2010 Employee Stock Purchase Plan:

For	Against	Abstain	Broker Non-Votes
43,261,648	492,140	418,364	8,578,182
     Proposal 3 was approved by our shareholders.
     Proposal 4: To approve the material terms of the Amended and Restated 2007 Stock Equity Plan:

For	Against	Abstain	Broker Non-Votes
35,561,530	7,130,892	1,479,730	8,578,182
     Proposal 4 was approved by our shareholders.
     Proposal 5: To approve the material terms of the Amended and Restated Certificate of Incorporation:

For	Against	Abstain	Broker Non-Votes
51,926,409	274,401	482,982	66,542
     Proposal 5 was approved by our shareholders.
Item 6. Exhibits.
     The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:
(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIAT NETWORKS, INC. (Registrant)
Date: February 10, 2010	By:	/s/ J. Russell Mincey
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