Form 10-Q
period 2010-04-02
AVIAT NETWORKS, INC.
filed 2010-05-12
CIK 1377789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2010
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
Not Applicable
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐  No ☑
The number of shares outstanding of the registrant’s Common Stock as of May 7, 2010 was 59,679,404 shares.

AVIAT NETWORKS, INC. (FORMERLY HARRIS STRATEX NETWORKS, INC.)
FORM 10-Q
For the Quarter Ended April 2, 2010
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
AVIAT NETWORKS, INC. (FORMERLY HARRIS STRATEX NETWORKS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended		Three Quarters Ended
	April 2,	April 3,	April 2,	April 3,
(In millions, except per common share amounts)	2010	2009	2010	2009
Revenue from product sales and services:
Revenue from product sales	$93.2	$126.6	$277.6	$437.2
Revenue from services	26.8	31.4	85.0	107.5

Total revenue	120.0	158.0	362.6	544.7

Cost of product sales and services:
Cost of product sales	(65.4)	(89.0)	(183.1)	(300.6)
Cost of services	(17.4)	(20.9)	(58.1)	(82.2)
Charges for product transition	(16.9)	(29.8)	(16.9)	(29.8)
Amortization of purchased technology	(2.1)	(1.8)	(6.3)	(5.4)

Total cost of product sales and services	(101.8)	(141.5)	(264.4)	(418.0)

Gross margin	18.2	16.5	98.2	126.7

Research and development expenses	(10.2)	(9.9)	(31.0)	(29.6)
Selling and administrative expenses	(35.0)	(34.6)	(101.2)	(104.0)

Total research, development, selling and administrative expenses	(45.2)	(44.5)	(132.2)	(133.6)
Amortization of identifiable intangible assets	(1.3)	(1.4)	(4.3)	(4.2)
Acquired in-process research and development	—	(2.4)	—	(2.4)
Software impairment charges	—	(2.9)	—	(2.9)
Restructuring charges	(0.7)	(0.5)	(3.3)	(4.9)
Goodwill impairment charges	—	—	—	(279.0)
Trade name impairment charges	—	—	—	(22.0)

Operating loss	(29.0)	(35.2)	(41.6)	(322.3)
Interest income	—	0.2	0.1	0.9
Interest expense	(0.6)	(0.8)	(1.5)	(2.2)

Loss before provision for income taxes	(29.6)	(35.8)	(43.0)	(323.6)
Benefit from (provision for) income taxes	3.9	(3.6)	1.6	(28.0)

Net loss	$(25.7)	$(39.4)	$(41.4)	$(351.6)

Net loss per common share of common stock (Note 1):
Basic and diluted	$(0.43)	$(0.67)	$(0.70)	$(5.99)
Basic and diluted weighted average shares outstanding	59.7	58.8	59.3	58.7

(1)	In fiscal 2009, we had Class A and Class B shares of common stock outstanding. The net loss per common share amounts were the same for Class A and Class B in the quarter and three quarters ended April 3, 2009 because the holders of each class were legally entitled to equal per share distributions whether through dividends or in liquidation. There were no shares of Class B common stock outstanding during the quarter and three quarters ended April 2, 2010. Effective November 19, 2009, under a change to our certificate of incorporation approved by shareholders, all shares of our Class A common stock were reclassified on a one-to-one basis to shares of Common Stock without a class designation; we no longer have Class A or Class B common stock authorized, issued or outstanding.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

AVIAT NETWORKS, INC. (FORMERLY HARRIS STRATEX NETWORKS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	April 2,	July 3,
(In millions, except share amounts)	2010	2009 (1)
Assets
Current Assets
Cash and cash equivalents	$140.5	$136.8
Short-term investments	—	0.3
Receivables	115.2	142.9
Unbilled costs	29.3	27.8
Inventories	70.8	98.6
Other current assets	33.8	29.7

Total Current Assets	389.6	436.1
Long-Term Assets
Property, plant and equipment	52.6	57.4
Goodwill	6.2	3.2
Identifiable intangible assets	74.0	84.1
Non-current deferred income taxes	8.2	8.0
Capitalized software and other assets	10.5	11.4

Total Long-Term Assets	151.5	164.1

Total Assets	$541.1	$600.2

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$10.0	$10.0
Accounts payable	57.1	69.6
Compensation and benefits	13.9	16.6
Other accrued items	49.2	55.6
Advance payments and unearned income	38.4	37.3
Restructuring liabilities	4.5	5.3

Total Current Liabilities	173.1	194.4
Long-Term Liabilities
Restructuring and other long-term liabilities	1.9	4.3
Redeemable preference shares	8.3	8.3
Reserve for uncertain tax positions	5.5	4.4
Deferred income taxes	0.9	0.9

Total Liabilities	189.7	212.3
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; issued and outstanding 59,648,099 shares as of April 2, 2010 and 58,903,177 shares as of July 3, 2009	0.6	0.6
Additional paid-in-capital	785.1	783.2
Accumulated deficit	(432.5)	(391.1)
Accumulated other comprehensive loss	(1.8)	(4.8)

Total Shareholders’ Equity	351.4	387.9

Total Liabilities and Shareholders’ Equity	$541.1	$600.2

(1)	Derived from audited consolidated financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

AVIAT NETWORKS, INC. (FORMERLY HARRIS STRATEX NETWORKS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Quarters Ended
	April 2,	April 3,
	2010	2009
	(In millions)
Operating Activities
Net loss	$(41.4)	$(351.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of identifiable intangible assets	10.6	10.0
Depreciation and amortization of property, plant and equipment and capitalized software	15.8	17.6
Non-cash share-based compensation expense	1.8	1.8
Goodwill impairment charges	—	279.0
Trade name impairment charges	—	22.0
Charges for product transition and related impairments, including software	13.5	29.3
Acquired in-process research and development	—	2.4
Decrease in fair value of warrants	—	(0.5)
Deferred income tax expense	0.9	19.9
Changes in operating assets and liabilities:
Receivables	28.1	60.7
Unbilled costs and inventories	18.3	(15.3)
Accounts payable and accrued expenses	(17.1)	(30.0)
Advance payments and unearned income	1.0	4.8
Refundable income taxes and income taxes payable	(4.4)	4.5
Restructuring liabilities and other	(5.3)	(9.3)

Net cash provided by operating activities	21.8	45.3
Investing Activities
Cash paid related to acquisition of Telsima	(4.2)	(4.0)
Purchases of short-term investments and available for sale securities	—	(1.2)
Sales of short-term investments and available for sale securities	0.3	3.7
Additions of property, plant and equipment	(13.7)	(11.2)
Additions of capitalized software	(2.1)	(3.1)

Net cash used in investing activities	(19.7)	(15.8)
Financing Activities
Proceeds from exercise of stock options	0.1	—
Increase in short-term debt	—	10.0
Payments on long-term debt	—	(9.8)
Payments on capital lease obligations	(0.4)	(0.8)

Net cash used in financing activities	(0.3)	(0.6)
Effect of exchange rate changes on cash and cash equivalents	1.9	(8.3)

Net increase in cash and cash equivalents	3.7	20.6
Cash and cash equivalents, beginning of year	136.8	95.0

Cash and cash equivalents, end of quarter	$140.5	$115.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

AVIAT NETWORKS, INC. (FORMERLY HARRIS STRATEX NETWORKS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
April 2, 2010
Note A — Corporate Name Change, Basis of Presentation and Nature of Operations
     On January 28, 2010, Harris Stratex Networks, Inc. changed its name to Aviat Networks, Inc. (“we,” “us,” and “our”) to more effectively reflect our business and communicate our brand identity to customers. Additionally, we changed our corporate name to comply with the termination of the Harris Corporation (“Harris”) trademark licensing agreement resulting from the spin-off by Harris of its interest in our stock to its shareholders in May 2009.
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
     The results for the quarter ended April 2, 2010 (the “third quarter of fiscal 2010”) are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet as of July 3, 2009 has been derived from the audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2009 (“Fiscal 2009 Form 10-K”).
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
     Revenue from product sales and services, other than from long-term contracts (which are discussed below), generally is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title and risk of loss has transferred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. We often enter into multiple contractual agreements with the same customer. Such agreements are reviewed to determine whether they should be evaluated as one arrangement. As has been applied consistently in the preparation of our financial statements, we utilize a methodology whereby if an arrangement requires the delivery or performance of multiple deliverables or elements, we determine whether the individual deliverables represent “separate units of accounting.” We recognize the revenue associated with each unit of accounting separately. If sufficient evidence of fair value can be established for all the elements of an arrangement, we allocate revenue to each element in the arrangement based on the relative fair value of each element and recognize that allocated revenue when each element meets the criteria discussed above. However, we generally do not have sufficient evidence of fair value for all elements of our arrangements, but we generally do have sufficient evidence of the fair value of the undelivered elements in our arrangements. In these cases, we allocate revenue using the residual method in which we defer the fair value of the undelivered elements and allocate the remaining arrangement consideration to the delivered elements. If an arrangement involves the delivery of multiple items of the same elements that are only partially delivered at the end of a reporting period, we allocate revenue proportionately between the delivered and undelivered items.

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
     Revenue from product sales is generated predominately from the sales of products manufactured by us and by third party manufacturers with whom we have outsourced our manufacturing processes. In general, printed circuit assemblies, mechanical housings, and packaged modules are manufactured by contract manufacturing partners, with periodic business reviews of material levels and obsolescence. Product assembly, product test, complete system integration and system test may either be performed within our own facilities or at partner locations.
     Revenue from services includes certain installation, extended warranty, customer support, consulting, training and education. It also can include certain revenue generated from the resale of equipment purchased on behalf of customers for installation service contracts we perform for customers. Such equipment may include towers, antennas, and other related materials.
     Out of Period Adjustments — During the closing of our fiscal year 2009 accounts, we determined the need for an out-of-period adjustment related to the calculation of our currency translation expense that affected our previously reported “Cost of product sales” in each of the first three quarters of fiscal 2009. As disclosed in Note T of the Fiscal 2009 Form 10-K, our previously filed quarterly reports on Form 10-Q during 2009 required an adjustment for cumulative currency translation expense, which we concluded did not have a material impact on the previously filed quarterly reports on Form 10-Q during fiscal 2009. We have corrected the amount of cumulative currency translation expense for comparable prior periods in fiscal 2009 included in this Quarterly Report on Form 10-Q. The impact of this translation adjustment increased “Cost of product sales” by $1.1 million, increased net loss per common share by $0.02 in the third quarter of fiscal 2009, increased “Cost of product sales” by $3.5 million and increased net loss per common share by $0.06 in the first three quarters of fiscal 2009.
     During the closing of our books for the first quarter of fiscal 2010, we determined the need for an out-of-period adjustment in the classification of revenue on our Condensed Consolidated Statement of Operations between the line items of “Revenue from services” and “Revenue from product sales” and in the classification of cost of sales between “Cost of services” and “Cost of product sales.” This reclassification had no impact on gross margin. For the third quarter of fiscal 2009, the impact of this reclassification decreased “Revenue from services” by $0.7 million, increased “Revenue from product sales” by $0.7 million, decreased “Cost of services” by $0.5 million and increased “Cost of product sales” by $0.5 million. For the first three quarters of fiscal 2009, the impact of this reclassification decreased “Revenue from services” by $3.9 million, increased “Revenue from product sales” by $3.9 million, decreased “Cost of services” by $2.0 million and increased “Cost of product sales” by $2.0 million. We are correcting our fiscal 2009 reported amounts as we file our fiscal 2010 periodic reports.

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
     For the third quarter and first three quarters of fiscal 2009, and as of April 3, 2009, these reclassifications from the previously disclosed line item to the current presentation included:
     Condensed Consolidated Statement of Operations (third quarter and first three quarters of fiscal 2009):
Revenue from product sales with Harris to Revenue from product sales ($0.8 million and $2.7 million); Cost of product sales with Harris to Cost of product sales ($0.7 million and $2.6 million); Cost of sales billed from Harris to Cost of product sales ($0.4 million and $0.7 million); Selling and administrative expenses with Harris to Selling and administrative expenses ($1.2 million and $4.5 million)
     Condensed Consolidated Balance Sheet as of April 3, 2009:
Current portion of long-term capital lease obligation to Harris of $0.8 million to Other accrued items; Due from Harris Corporation of $3.8 million to Other current assets; Long-term portion of capital lease obligation to Harris of $1.0 million to Restructuring and other long-term liabilities
     Condensed Consolidated Statement of Cash Flows (first three quarters of fiscal 2009):
Changes in operating assets and liabilities, Due to Harris of $20.7 million to changes in Restructuring liabilities and other.
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

Note C — Accumulated Other Comprehensive Loss and Comprehensive Loss
     The changes in components of our accumulated other comprehensive loss during the three quarters ended April 2, 2010 and April 3, 2009 were as follows:

				Total
				Accumulated
	Foreign			Other
	Currency	Hedging	Short-Term	Comprehensive
	Translation	Derivatives	Investments	Income (Loss)
		(In millions)
Balance as of July 3, 2009	$(4.4)	$(0.4)	$—	$(4.8)
Foreign currency translation gain	2.6	—	—	2.6
Net unrealized gain on hedging activities	—	0.4	—	0.4

Balance as of April 2, 2010	$(1.8)	$—	$—	$(1.8)

Balance as of June 27, 2008	$4.1	$(0.3)	$—	$3.8
Foreign currency translation loss	(16.3)	—	—	(16.3)
Net unrealized gain on hedging activities	—	0.7	—	0.7

Balance as of April 3, 2009	$(12.2)	$0.4	$—	$(11.8)

     Total comprehensive loss for the quarter and three quarters ended April 2, 2010 and April 3, 2009 was comprised of the following:

	Quarter Ended		Three Quarters Ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
		(In millions)
Net loss	$(25.7)	$(39.4)	$(41.4)	$(351.6)
Other comprehensive income (loss):
Foreign currency translation income (loss)	0.6	(0.4)	2.6	(16.3)
Net unrealized gain (loss) on hedging activities	0.3	(0.1)	0.4	0.7

Total comprehensive loss	$(24.8)	$(39.9)	$(38.4)	$(367.2)

Note D — Receivables
     Our receivables are summarized below:

	April 2, 2010	July 3, 2009
	(In millions)
Accounts receivable	$127.7	$163.1
Notes receivable due within one year — net	7.1	6.8

	134.8	169.9
Less allowances for collection losses	(19.6)	(27.0)

	$115.2	$142.9

     To comply with requests from our customers for payment terms, we often accept letters of credit with payment terms of up to one year or more, which we then discount with various financial institutions. Under these arrangements, collection risk is fully transferred to the financial institutions. We record the cost of discounting these letters of credit as interest expense. During the third quarter of fiscal 2010 and 2009 we discounted customer letters of credit totaling $45.6 million and $37.0 million and recorded related interest expense of $0.2 million and $0.2 million. During the first three quarters of fiscal 2010 and 2009 we discounted customer letters of credit totaling $87.1 million and $66.4 million and recorded related interest expense of $0.6 million and $0.4 million.

Note E — Inventories
     Our inventories are summarized below:

	April 2, 2010	July 3, 2009
	(In millions)
Finished products	$72.5	$69.9
Work in process	6.0	13.6
Raw materials and supplies	45.1	65.0

	123.6	148.5
Inventory reserves	(52.8)	(49.9)

	$70.8	$98.6

     During the first three quarters of fiscal 2010, we increased our net inventory reserves by $2.9 million primarily due to the convergence of our multiple distinct microwave products onto a single product platform. In connection with this convergence, during the third quarter of fiscal 2010, the increase in the inventory reserves included $7.9 million of provisions for legacy product excess and obsolete inventory related to discontinuing the final portion of our internal manufacturing and the associated outsourcing of those products to a US-based manufacturer.
Note F — Property, Plant and Equipment
     Our property, plant and equipment are summarized below:

	April 2, 2010	July 3, 2009
	(In millions)
Land	$1.2	$1.2
Buildings	15.6	21.5
Software developed for internal use	11.2	11.6
Machinery and equipment	99.1	94.8

	127.1	129.1
Less allowances for depreciation and amortization	(74.5)	(71.7)

	$52.6	$57.4

     Depreciation and amortization expense related to plant and equipment, including software amortization, was $4.3 million and $5.0 million during the quarters ended April 2, 2010 and April 3, 2009, and $13.7 million and $14.8 million in the three quarters ended April 2, 2010 and April 3, 2009.
     During the quarter ended April 2, 2010, we recorded an impairment charge of $5.5 million on our manufacturing facility and idle equipment in San Antonio, Texas. This charge resulted from our plan to converge our products onto a single platform by the end of fiscal year 2010 and is included in “Charges for product transition” within “Cost of products sales and services” on our Condensed Consolidated Statement of Operations.
Note G — Credit Facility and Debt
     Our debt consisted of short-term debt of $10.0 million as of April 2, 2010 and July 3, 2009.
     Our credit facility provides for an initial committed amount of $70 million with an uncommitted option for an additional $50 million available with the same or additional banks. The initial term of our credit facility is three years expiring June 30, 2011 and provides for (1) demand borrowings (with no stated maturity date) with an interest rate of the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%, (2) fixed term Eurodollar loans for up to six months or more as agreed with the banks with an interest rate of LIBOR plus a spread of between 1.25% to 2.00% based on our current leverage ratio, and (3) the issuance of standby or commercial letters of credit. The credit facility contains a minimum liquidity ratio covenant and a maximum leverage ratio covenant and is unsecured. As of April 2, 2010, we were in compliance with these financial covenants.

     The credit facility allows for borrowings of up to $70 million with available credit defined as $70 million less the outstanding balance of short-term borrowings ($10.0 million as of April 2, 2010) and letters of credit ($8.6 million as of April 2, 2010). Therefore, available credit as of April 2, 2010 was $51.4 million. The weighted average interest rate on our short-term borrowings was 1.96% as of April 2, 2010.
     As of April 2, 2010, the amount under standby letters of credit outstanding totaled $1.6 million under a previous credit facility in effect as of the end of fiscal year 2008.
Note H — Accrued Warranties
     Changes in our warranty liability, which is included as a component of “Other accrued items” on the Condensed Consolidated Balance Sheets, during the three quarters ended April 2, 2010 and April 3, 2009 are as follows:

	Three Quarters Ended
	April 2, 2010	April 3, 2009
	(In millions)
Balance as of the beginning of the fiscal year	$5.5	$6.9
Warranty provision for revenue recorded	1.3	4.8
Settlements made	(2.4)	(4.3)
Other adjustments, including foreign currency translation	—	0.2

Balance as of the end of the period	$4.4	$7.6

Note I — Restructuring Activities
     During the third quarter of fiscal 2010, we continued executing restructuring activities that commenced during fiscal 2009 (the “Fiscal 2009 Plan”) to reduce our workforce in the U.S., France, Canada and other locations throughout the world. During the third quarter of fiscal 2010, our restructuring charges totaled $0.7 million consisting of:
•	Severance, retention and related charges totaling $0.5 million for reduction in force activities.

•	Charges totaling $0.1 million for relocation of U.S. employees to North Carolina from Florida.

•	Charges totaling $0.1 million for adjustments to facilities lease obligations.
During the first three quarters of fiscal 2010, our restructuring charges totaled $3.3 million consisting of:
•	Severance, retention and related charges totaling $2.4 million associated with reduction in force activities.

•	Charges totaling $0.4 million related to the relocation of U.S. employees to North Carolina from Florida.

•	Charges totaling $0.5 million for adjustments to facilities lease obligations.

     The information in the following table summarizes our restructuring activity during the three quarters ended April 2, 2010 and the remaining restructuring liability as of April 2, 2010.

	Severance	Facilities
	and	and
	Benefits	Other	Total
		(In millions)
Restructuring liability as of July 3, 2009	$2.5	$5.3	$7.8
Provision in the first three quarters of fiscal 2010	2.4	0.9	3.3
Cash payments in the first three quarters of fiscal 2010	(3.2)	(2.7)	(5.9)

Restructuring liability as of April 2, 2010	$1.7	$3.5	$5.2

Current portion of restructuring liability as of April 2, 2010	$1.7	$2.8	4.5
Long-term portion of restructuring liability as of April 2, 2010	—	0.7	0.7

Total restructuring liability as of April 2, 2010	$1.7	$3.5	$5.2

The following table summarizes our costs incurred through April 2, 2010 and costs expected to be incurred for our Fiscal 2009 Plan:

	Total Costs
	Incurred During	Cumulative
	the Three	Costs Incurred		Total
	Quarters Ended	through	Estimated	Restructuring
	April 2,	April 2,	Additional Costs	Costs Expected
	2010	2010	to be Incurred	to be Incurred
		(In millions)
North America:
Severance and benefits	$0.8	$5.7	$1.5	$7.2
Facilities and other	0.6	1.3	0.3	1.6

Total North America	$1.4	$7.0	$1.8	$8.8

International:
Severance and benefits	$1.7	$4.8	$0.2	$5.0
Facilities and other	0.2	0.2	0.8	1.0

Total International	$1.9	$5.0	$1.0	$6.0

Totals	$3.3	$12.0	$2.8	$14.8

     To converge our products onto a single platform by the end of fiscal year 2010 and complete the outsourcing of our manufacturing activities, we expect to incur $2.8 million in restructuring charges with the majority of such charges occurring in the North America segment. Specifically, we expect to incur $1.8 million of costs to outsource our manufacturing operations in San Antonio and certain international locations with an additional $1.0 million to be used for related severance payments at various locations worldwide.
Note J — Share-Based Compensation
     Compensation expense for share-based awards was $0.3 million and $0.4 million for the quarters ended April 2, 2010 and April 3, 2009 and $1.9 million for both the three quarters ended April 2, 2010 and April 3, 2009. Amounts were included in our consolidated statements of operations as follows:

	Quarter Ended		Three Quarters Ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
		(In millions)
Cost of product sales and services	$—	$(0.1)	$0.1	$0.2
Research and development expenses	0.1	0.1	0.4	0.4
Selling and administrative expenses	0.2	0.4	1.4	1.3

Total compensation expense	$0.3	$0.4	$1.9	$1.9

     During the third quarter and second quarter of fiscal 2010, we determined that the three-year performance period minimum threshold targets would not be achieved for performance share awards made under our fiscal year 2009 Long-Term Incentive Plan.

The three-year performance period for these awards ends on July 1, 2011. During the second quarter of fiscal 2010, we estimated that 60% of these awards will not vest and will be forfeited as of July 1, 2011. During the third quarter of fiscal 2010, we estimated that 40% of these awards will not vest and will be forfeited as of July 1, 2011. Accordingly, we recorded a credit to compensation expense of $0.5 million during the third quarter of fiscal 2010 and $0.6 million during the second quarter of fiscal 2010 related to these awards. The final determination of the number of performance shares, if any, vesting in connection with an award will be determined by our Board of Directors, or a committee of our Board.
     During the third quarter of fiscal 2010, we granted options to purchase 842,655 shares of our Common Stock, 14,376 shares of restricted stock and 14,376 performance share awards to employees under our 2007 Stock Equity Plan. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the following weighted average assumptions: expected volatility of 67 percent; expected term of 4.4 years; and expected dividend yield of zero percent.
     During the three quarters ended April 2, 2010, we granted options to purchase 1,605,130 shares of our Common Stock, 387,562 shares of restricted stock and 394,305 performance share awards to employees under our 2007 Stock Equity Plan. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the following weighted average assumptions: expected volatility of 64 percent; expected term of 4.4 years; and expected dividend yield of zero percent.
     We issued 14,898 shares and 15,115 shares upon the exercise of stock options during the third quarter of fiscal 2010 and the first three quarters of fiscal 2010. We issued 688 shares upon the exercise of stock options during the first three quarters of fiscal 2009.
Note K — Business Segments
     Through the end of fiscal year 2009, we reported three operating segments in our public filings: North America Microwave, International Microwave and Network Operations. During the first quarter of fiscal 2010, we realigned the management structure of our Network Operations segment to geographically integrate with our North America Microwave and International Microwave segments to gain cost efficiencies. As a result, we eliminated the Network Operations segment as a separate reporting unit and consolidated this segment into our remaining two segments that are based on the geographical location where revenue is recognized. Additionally, we have dropped the word “Microwave” from the name of our North America and International segments. Segment information for the third quarter and first three quarters of fiscal 2009 have been adjusted to reflect this change.
     During the third quarter and first three quarters of fiscal 2010, MTN group in Africa (“MTN”) accounted for 27% and 15% of our total revenue. During the third quarter and first three quarters of fiscal 2009, MTN accounted for 29% and 17% of our total revenue. We have entered into separate and distinct contracts with MTN, as well as separate arrangements with MTN group subsidiaries. None of such contracts on an individual basis are material to our operations. However, the loss of all MTN group business could adversely affect our results of operations, cash flows and financial position.
     Revenue and loss before income taxes by segment are as follows:

	Quarter Ended		Three Quarters Ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
		(In millions)
Revenue
North America	$39.6	$43.0	$137.0	$172.6
International	80.4	115.0	225.6	372.1

Total Revenue	$120.0	$158.0	$362.6	$544.7

Loss Before Income Taxes
Segment Operating (Loss) Income:
North America (1)	$(22.6)	$(28.8)	$(35.4)	$(59.2)
International (2)	(6.4)	(6.4)	(6.2)	(263.1)
Net interest expense	(0.6)	(0.6)	(1.4)	(1.3)

Loss before provision for income taxes	$(29.6)	$(35.8)	$(43.0)	$(323.6)

(1)	The following table summarizes certain charges and expenses included in the North America segment operating results during the third quarter and first three quarters of fiscal 2010 and 2009:

	Quarter Ended		Three Quarters Ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
		(In millions)
Goodwill impairment charges	$—	$—	$—	$31.8
Impairment charges for the trade name “Stratex”	—	—	—	0.7
Charges for product transition	16.9	25.3	16.9	25.3
Software impairment charges	—	2.9	—	2.9
Amortization of developed technology, trade names and customer relationships	3.1	0.4	7.1	1.3
Rebranding and transitional costs	0.7	—	2.2	—
Restructuring charges	0.5	0.4	2.0	4.0
Amortization of the fair value adjustments related to fixed assets	0.2	0.1	0.5	0.5
Severance costs to move certain executive positions to California office	0.6	—	0.6	—
Share-based compensation expense	0.3	0.5	1.7	1.6

	$22.3	$29.6	$31.0	$68.1

(2)	The following table summarizes certain charges and expenses included in the International segment operating results during the third quarter and first three quarters of fiscal 2010 and 2009:

	Quarter Ended		Three Quarters Ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009
		(In millions)
Goodwill impairment charges	$—	$—	$—	$247.2
Impairment charges for the trade name “Stratex”	—	—	—	21.3
Charges for product transition	—	4.5	—	4.5
Acquired in-process research and development	—	2.4	—	2.4
Restructuring charges	0.2	0.2	1.3	0.9
Amortization of developed technology, trade names and customer relationships	0.3	2.8	3.5	8.2
Rebranding and transitional costs	0.1	—	0.2	—
Amortization of the fair value adjustments related to fixed assets	—	0.1	0.1	1.0
Share-based compensation expense	—	—	0.2	0.4

	$0.6	$10.0	$5.3	$285.9

Note L — Income Taxes
     Our benefit from income taxes for the third quarter and first three quarters of fiscal 2010 of $3.9 million and $1.6 million primarily results from a $4.4 million one-time benefit recognized during the third quarter for U.S. loss carry back under the Worker, Homeownership, and Business Assistance Act of 2009. This third quarter benefit was partially offset by income tax expense related to our profitable foreign jurisdictions based on our estimated annual effective tax rate adjusted for losses in separate jurisdictions for which no tax benefit can be recognized. Our effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at lower statutory rates and certain jurisdictions where we cannot recognize tax benefits on current losses.
     As of July 3, 2009, we had a liability for unrecognized tax benefits of $30.9 million for various federal, foreign, and state income tax matters. During the first three quarters of fiscal 2010, the liability for unrecognized tax benefits increased by $1.1 million. The total liability for unrecognized tax benefits as of April 2, 2010 was $32.0 million. If the unrecognized tax benefits associated with these positions are ultimately recognized, they would not be expected to have a material impact on our effective tax rate or financial position.

     Interest and penalties related to unrecognized tax benefits are accounted for as part of the provision for federal, foreign, and state income taxes. We accrued no additional amount for such interest during the first three quarters of fiscal 2010 and less than $0.1 million in 2009. No penalties have been accrued on any of the unrecognized tax benefits.
     We expect that the amount of unrecognized tax benefits may change in the next year; however, it is not expected to have a significant impact on our results of operations, financial position or cash flows.
     On November 6, 2009, the U.S. President signed into law the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”). The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in either tax year 2008 or 2009 to be carried back up to five years (previously limited to a two year carryback). We applied for a $4.4 million refund with the U.S. Internal Revenue Service in the third quarter of fiscal 2010 and subsequently received this refund in April 2010.
     Our major tax jurisdictions include the U.S., Singapore, Poland, Nigeria, France and the U.K. The earliest years still open and subject to audits for these jurisdictions are as follows: United States — 2003; Singapore — 2006; Poland — 2004; Nigeria — 2004; France — 2006; and U.K. — 2006. As of April 2, 2010, we were not under audit by any major tax jurisdiction, including the U.S. Internal Revenue Service.
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
     The following table represents the fair value hierarchy of our financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of April 2, 2010:

	Level 1	Level 2	Level 3	Total
		(In millions)
Financial Assets:
Cash equivalents	$24.0	$—	$—	$24.0
Foreign exchange forward contracts	$—	$0.5	$—	$0.5
Financial Liabilities:
Foreign exchange forward contracts	$—	$0.1	$—	$0.1
     Our cash equivalents consist primarily of shares in prime money market funds purchased from two major financial institutions. As of April 2, 2010, these money market shares were valued at $1.00 net asset value per share by these financial institutions.
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

     Substantially all derivatives outstanding as of April 2, 2010 are designated as cash flow hedges or non-designated hedges of recorded balance sheet positions. All derivatives are recognized on the balance sheet at their fair value. The total notional amount of outstanding derivatives as of April 2, 2010 was $76.6 million, of which $11.2 million were designated as cash flow hedges and $65.4 million were not designated as cash flow hedging instruments.
     A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of April 2, 2010 would have an impact of approximately $2.9 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
     As of April 2, 2010, we had 47 foreign currency forward contracts outstanding with a total net notional amount of $21.5 million consisting of 12 different currencies, primarily the Euro, Philippine peso, Polish zloty, Singapore dollar and Republic of South Africa rand.
     Following is a summary by currency of the contract net notional amounts grouped by the underlying foreign currency as of April 2, 2010:

			Contract
	Contract Amount		Amount
	(Local Currency)		(USD)
		(In millions)
Euro (“EUR”) net contracts to receive (pay) USD	(EUR)	3.0	$4.5
Philippine peso (“PHP”) net contracts to receive (pay) USD	(PHP)	(113.4)	$(2.5)
Polish zloty (“PLN”) net contracts to receive (pay) USD	(PLN)	30.3	$10.4
Singapore dollar (“SGD”) net contracts to receive (pay) USD	(SGD)	3.4	$2.4
Republic of South Africa rand (“ZAR”) net contracts to receive (pay) USD	(ZAR)	38.2	$5.1
All other currencies net contracts to receive (pay) USD			$1.6

Total of all currencies			$21.5

     The following table presents the fair value of derivative instruments included within our Consolidated Balance Sheet as of April 2, 2010.

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$0.5	Other current liabilities	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	—	Other current liabilities	0.1

Total derivatives		$0.5		$0.1

     The following table presents the amounts of gains (losses) from cash flow hedges recorded in Other Comprehensive (Loss) Income, the amounts transferred from Other Comprehensive (Loss) Income and recorded in Revenue and Cost of Products Sold, and the amounts associated with excluded time value and hedge ineffectiveness during the third quarter and first three quarters of fiscal 2010 (in millions):

	Third Quarter	Three Quarters
	Ended	Ended
	April 2,	April 2,
Locations of Gains (Losses) Recorded From Derivatives Designated as Cash Flow Hedges	2010	2010
Amount of gain (loss) of effective hedges recognized in Other Comprehensive Income	$0.2	$—
Amount of gain (loss) of effective hedges reclassified from Other Comprehensive Income into:
Revenue	$—	$0.2
Cost of Products Sold	$0.1	$0.1
Amount recorded into Cost of Products Sold associated with excluded time value	$—	$—
Amount recorded into Cost of Products Sold due to hedge ineffectiveness	$(0.1)	$(0.1)
     Refer to Note M — Fair Value Measurements of Financial Assets and Financial Liabilities for a description of how the above financial instruments are valued and Note C — Accumulated Other Comprehensive Loss and Comprehensive Loss for additional information on changes in other comprehensive loss for the third quarter and first three quarters of fiscal 2010 and 2009.
Cash Flow Hedges
     The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual cash flows resulting from transactions in foreign currencies, including revenue, product costs, selling and administrative expenses and intercompany transactions will be adversely affected by changes in exchange rates. It is our policy to utilize derivatives to reduce foreign currency exchange risks where internal netting strategies cannot be effectively employed. As of April 2, 2010, hedged transactions included our customer and intercompany backlog and outstanding purchase commitments denominated primarily in the Euro, Philippine peso, Polish zloty, Singapore dollar and Republic of South Africa rand. We hedge up to 100% of anticipated exposures typically one to three months in advance, but have hedged as much as six months in advance. We generally review our exposures twice each month and adjust the amount of derivatives outstanding as needed.
     A derivative designated as a hedge of a forecasted transaction is carried at fair value with the effective portion of the derivative’s fair value recorded in other comprehensive income or loss and subsequently recognized in earnings in the same period or periods the hedged transaction affects earnings. Any ineffective or excluded portion of a derivative’s gain or loss is recorded in earnings as it occurs. In some cases, amounts recorded in other comprehensive income or loss will be released to net income or loss some time after the maturity of the related derivative. The consolidated statement of income classification of effective hedge results is the same as that of the underlying exposure. For example, results of hedges of revenue and product costs are recorded in revenue and cost of external product sales, respectively, when the underlying hedged transaction is recorded.
     As of April 2, 2010, there was less than $0.1 million of deferred net gains on both outstanding and matured derivatives accumulated in other comprehensive loss that are expected to be reclassified to net income or loss during the next twelve months as a result of underlying hedged transactions also being recorded in net income or loss. Actual amounts ultimately reclassified to net income or loss are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of April 2, 2010, the maximum term over which we are hedging cash flow exposures is six months.
     We formally assess both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. We discontinue hedge accounting when the derivative expires or is sold, terminated, or exercised or it is no longer probable that the forecasted transaction will occur. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, we discontinue hedge accounting and re-designate the hedge as a non-designated hedge, if it is still outstanding at the time the determination is made.
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
Non-Designated Hedges
     As mentioned above, the total notional amount of outstanding derivatives as of April 2, 2010 not designated as cash flow hedging instruments was $65.4 million. The purpose of these hedges is to offset realized and unrealized foreign exchange gains and losses recorded on non-functional currency monetary assets and liabilities, including primarily cash balances and accounts receivable and accounts payable from third party and intercompany transactions recorded on the balance sheet. Since these gains and losses are considered by us to be operational in nature, we record both the gains and losses from the revaluation of the balance sheet transactions and the gains and losses on the derivatives in cost of products sold. During the third quarter and first three quarters of fiscal 2010, we recorded in cost of products sold the following amount of net losses recorded on non-designated hedges as follows, in millions:

	Third Quarter	Three Quarters	Location of Gain
	Ended	Ended	(Loss) Recognized
	April 2,	April 2,	in Income on
	2010	2010	Derivatives
Derivatives not designated as hedging instruments:
Gains (losses) on foreign exchange forward contracts	$—	$(1.6)	Cost of products sold
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
Note O — Net Loss per Share of Common Stock
     We compute net (loss) income per share of common stock using the two-class method. Basic net loss per share is computed using the weighted average number of common shares outstanding and unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) during the period. Such unvested share-based payment awards are considered to be participating securities. During the third quarter and first three quarters of fiscal 2010 and 2009, we recorded a net loss, so the potential dilution from the assumed exercise of stock options and nonvested stock is anti-dilutive. Accordingly, our basic and diluted net loss per common share amounts are the same.
Note P — Preferred Share Purchase Rights
     On April 20, 2009, our board of directors adopted a rights plan. The terms of the rights and the rights plan are set forth in a Rights Agreement dated as of April 20, 2009 (the “Rights Plan”). The Rights Plan was intended to act as a deterrent to any person or group acquiring 15% or more of our outstanding common stock without the approval of our board of directors. The Rights Plan expired by its own terms on January 20, 2010.

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
     From time to time, we may be involved in various legal claims and litigation that arise in the normal course of our operations. While the results of such claims and litigation cannot be predicted with certainty, we currently believe that we are not a party to any litigation the final outcome of which is likely to have a material adverse effect on our financial position, results of operations or cash flows. However, should we not prevail in any such litigation; it could have a material adverse impact on our operating results, cash flows or financial position.
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
     To test for potential impairment of our goodwill, we determined the fair value of each of our reporting segments based on projected discounted cash flows and market-based multiples applied to revenue and earnings. The results indicated an impairment to goodwill, because the current carrying value of the North America and International segments exceeded their fair value. We then allocated these fair values to the respective underlying assets and liabilities to determine the implied fair value of goodwill, resulting in a $279.0 million charge to write down all of our goodwill in the second quarter of fiscal 2009. We determined the fair value of the trade name “Stratex” by performing a projected discounted cash flow analysis based on the relief-from-royalty approach, resulting in a $22.0 million charge to write down a majority of the trade name “Stratex” in the second quarter of fiscal 2009.
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

     The following table summarizes the goodwill and trade name impairment charges recorded in the Condensed Consolidated Statement of Operations by reporting unit:

	Three Quarters Ended
	April 3, 2009
		Trade
(in millions)	Goodwill	Name
North America	$31.8	$0.7
International	247.2	21.3

Total	$279.0	$22.0

     A summary of changes in the goodwill balance sheet account during the three quarters ended April 3, 2009 by reporting unit, is as follows:

	June 27,				April 3,
	2008	Acquisitions	Adjustments	Impairments	2009
			(In millions)
North America	$36.2	$—	$(4.4)	$(31.8)	$—
International	248.0	1.2	(0.8)	(247.2)	1.2

Total	$284.2	$1.2	$(5.2)	$(279.0)	$1.2

     A summary of changes in the goodwill balance sheet account during the three quarters ended April 2, 2010 by reporting unit, is as follows:

	July 3,				April 2,
	2009	Acquisitions	Adjustments	Impairments	2010
			(In millions)
North America	$—	$—	$—	$—	$—
International	3.2	—	3.0	—	6.2

Total	$3.2	$—	$3.0	$—	$6.2

     The increase of $3.0 million to the goodwill balance sheet account during the three quarters ended April 2, 2010 results from purchase accounting adjustments to accounts receivable, inventory and property, plant and equipment. Such goodwill was recorded from our acquisition of Telsima Networks, Inc. on February 27, 2009.
     A summary of changes in the Stratex trade name balance sheet account during the three quarters ended April 3, 2009 by reporting unit, is as follows:

	June 27,				April 3,
	2008	Acquisitions	Adjustments	Impairments	2009
			(In millions)
North America	$1.0	$—	$—	$(0.7)	$0.3
International	32.0	—	—	(21.3)	10.7

Total	$33.0	$—	$—	$(22.0)	$11.0

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Aviat Networks, Inc. (previously known as Harris Stratex Networks, Inc.):
We have reviewed the condensed consolidated balance sheet of Aviat Networks, Inc. and subsidiaries as of April 2, 2010, and the related condensed consolidated statements of operations for the quarter and three quarters ended April 2, 2010 and April 3, 2009, and the condensed consolidated statements of cash flows for the three quarters ended April 2, 2010 and April 2, 2009. These financial statements are the responsibility of the Company’s management.
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
May 12, 2010

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
     These forward-looking statements are based on estimates reflecting our current beliefs. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include the following:
•	downturn in the global economy affecting customer spending;

•	the ability of our customers to access capital markets in developing countries;

•	continued price erosion as a result of increased competition in the microwave transmission industry;

•	the volume, timing and customer, product and geographic mix of our product orders may have an impact on our operating results;

•	the ability to achieve our business plans;

•	the ability to manage and maintain key customer relationships;

•	the ability to maintain projected product rollouts, product functionality, anticipated cost reductions or market acceptance of planned products;

•	the ability to successfully integrate acquired entities;

•	future costs or expenses related to litigation;

•	the ability of our subcontractors to perform or our key suppliers to manufacture or deliver material;

•	customers may not pay for products or services in a timely manner, or at all;

•	the failure to protect our intellectual property rights and our ability to defend ourself against intellectual property infringement claims by others;

•	currency and interest rate risks;

•	the impact of political, economic and geographic risks on international sales;

•	the impact of slowing growth in the wireless telecommunications market combined with supplier and operator consolidations;
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
RESULTS OF OPERATIONS - Quarter Ended April 2, 2010 compared with Quarter Ended April 3, 2009
Key Operating Results
     Operations results for the third quarter of fiscal 2010 include:
•	Net loss was $25.7 million, or $0.43 per share, in the third quarter of fiscal 2010 compared with net loss of $39.4 million, or $0.67 per diluted share, in the third quarter of fiscal 2009;

•	Revenue decreased 24.1 percent to $120.0 million in the third quarter of fiscal 2010 from $158.0 million in the third quarter of fiscal 2009;

•	Our North America segment revenue decreased 7.9 percent to $39.6 million and reported an operating loss of $22.6 million compared with an operating loss of $28.8 million in the third quarter of fiscal 2009;

•	Our International segment revenue decreased 30.1 percent to $80.4 million and reported an operating loss of $6.4 million compared with an operating loss of $6.4 million in the third quarter of fiscal 2009;

•	Net cash provided by operating activities was $17.9 million in the third quarter of fiscal 2010 compared with $28.9 million in the third quarter of fiscal 2009.
Discussion of Consolidated Results of Operations
     Revenue and Net Loss

	Quarter Ended		Percentage
	April 2, 2010	April 3, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$120.0	$158.0	(24.1)%
Net loss	$(25.7)	$(39.4)	N/M
% of revenue	N/M	N/M

N/M =	Not statistically meaningful

     Our revenue in the third quarter of fiscal 2010 was $120.0 million, a decrease of $38.0 million or 24.1%, compared with the third quarter of fiscal 2009. This decrease in revenue resulted from significant declines in all regions except Latin America and Asia Pacific. These declines in revenue were most acutely noted in Africa and Europe, Middle East and Russia. Declines resulted primarily from reduced customer demand due to the global economic recession and the effects of the continuing credit crisis on our customers’ ability to finance expansion, as well as increased competition from our competitors. Increased competition has affected product pricing and the ability to combine microwave equipment with other product sales and services. Furthermore, revenue has been negatively affected by anticipated or planned consolidation of our customers and foreign government-based subsidized financing, particularly in Africa. Revenue by region comparing the third quarter of fiscal 2010 with the third quarter of fiscal 2009 and the related decreases is shown in the table below:

	Quarter Ended		Amount	Percentage
	April 2, 2010	April 3, 2009	Increase/(Decrease)	Increase/(Decrease)
		(In millions, except percentages)
North America	$39.6	$43.0	$(3.4)	(7.9)%
International:
Africa	37.7	63.6	(25.9)	(40.7)%
Europe, Middle East, and Russia	22.9	33.0	(10.1)	30.6%
Latin America and Asia Pacific	19.8	18.4	1.4	7.6%

Total International	80.4	115.0	(34.6)	(30.1)%

Total Revenue	$120.0	$158.0	$(38.0)	(24.1)%

     During the third quarter of fiscal 2010, MTN group in Africa (“MTN”) accounted for 27% of our total revenue. During the third quarter of fiscal 2009, MTN accounted for 29% of our total revenue.
     Our net loss in the third quarter of fiscal 2010 was $25.7 million compared with a net loss of $39.4 million in the third quarter of fiscal 2009. The net loss in the third quarter of fiscal 2010 included $16.9 million of charges to converge multiple distinct microwave products onto a single platform by the end of fiscal year 2010. These charges included $7.9 million related to provisions for legacy product excess and obsolete inventory, and $5.5 million for impairment of a building and idle equipment. Additionally, $3.5 million in charges were recorded for inventory purchase commitments. The net loss in the third quarter of fiscal 2010 also included restructuring charges, expenses for rebranding in connection with the change in Company name and transitional costs required by the license agreement termination notice from Harris Corporation, share-based compensation expense, as well as purchase accounting adjustments and other expenses related to the acquisitions of Stratex and Telsima.
     The net loss of $39.4 million in the third quarter of fiscal 2009 primarily resulted from charges to accelerate our product transition towards a common IP-based platform, restructuring charges, software impairment charges, share-based compensation expense, as well as purchase accounting adjustments and other expenses related to the acquisitions of Stratex and Telsima.
     These charges and expenses are set forth on a comparative basis in the table below:

	Quarter	Quarter
	Ended	Ended
	April 2, 2010	April 3, 2009
	(In millions)
Charges for product transition	$16.9	$29.8
Software impairment charges	—	2.9
Acquired in-process research and development from Telsima	—	2.4
Amortization of purchased technology	2.1	1.8
Amortization of trade names and customer relationships	1.3	1.4
Restructuring charges	0.7	0.5
Rebranding and transitional costs	0.8	—
Amortization of the fair value adjustments related to fixed assets	0.2	0.3
Severance costs to move certain executive positions to California office	0.6	—
Share-based compensation expense	0.3	0.5

	$22.9	$39.6

     During the third quarter of fiscal 2010, we continued executing restructuring activities that commenced during fiscal 2009 (the “Fiscal 2009 Plan”) to reduce our workforce in the U.S., France, Canada and other locations throughout the world. During the third quarter of fiscal 2010, our restructuring charges totaled $0.7 million consisting of:

•	Severance, retention and related charges totaling $0.5 million for reduction in force activities.
•	Charges totaling $0.1 million for relocation of U.S. employees to North Carolina from Florida.
•	Charges totaling $0.1 million for adjustments to facilities lease obligations.
     During fiscal 2009, we implemented the Fiscal 2009 Plan to reduce our workforce in Canada, Brazil and the U.S. and other locations throughout the world. During the third quarter of fiscal 2009, our restructuring charges totaled $0.5 million consisting of:
•	Severance, retention and related charges associated with reduction in force activities totaling $0.6 million.

•	Facility restoration costs totaling $0.2 million at our Canadian location.

•	Adjustments to the restructuring liability under our 2007 restructuring plans for changes in estimates to reduce the severance liability in Canada ($0.3 million).
     To converge multiple distinct microwave products onto a single platform by the end of fiscal year 2010 and complete the outsourcing of our manufacturing activities, we expect to incur $2.8 million in restructuring charges with the majority of such charges occurring in the North America segment. Specifically, we expect to incur $1.8 million of costs to outsource our manufacturing operations in San Antonio and certain international locations with an additional $1.0 million to be used for related severance payments at various locations worldwide.
     Gross Margin

	Quarter Ended		Percentage
	April 2, 2010	April 3, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$120.0	$158.0	(24.1)%
Cost of product sales and services	(101.8)	(141.5)	(28.1)%
Gross margin	$18.2	$16.5	10.3%
% of revenue	15.2%	10.4%
     Gross margin in the third quarter of fiscal 2010 was $18.2 million, or 15.2% of revenue, compared with $16.5 million, or 10.4% of revenue in the third quarter of fiscal 2009. Gross margin in the third quarter of fiscal 2010 was impacted by $19.1 million which included $16.9 million of charges to converge our products onto a single platform by the end of fiscal year 2010. These charges included $7.9 million related to provisions for legacy product excess and obsolete inventory, and $5.5 million for impairment of a building and idle equipment. Additionally, $3.5 million in charges were recorded for inventory purchase commitments, $2.1 million for amortization of developed technology and $0.1 million of amortization of the fair value of adjustments for fixed assets acquired from Stratex.
     Gross margin in the third quarter of fiscal 2010 was also negatively affected by a higher proportion of revenue recognized in our North America segment compared with the same period in fiscal 2009. Gross margin percentage from our revenue in North America is generally lower than in our International segment. Revenue in North America was 33% of our total revenue during the third quarter of fiscal 2010 compared with 27% in the same period of fiscal 2009. Additionally, we experienced a reduction in the volume of our legacy products which combined with increased start-up production costs of new products, adversely affected our gross margin.
     By comparison, gross margin in the third quarter of fiscal 2009 was reduced by $31.6 million, which included $26.4 million in charges for legacy product excess and obsolete inventory and write-downs of property, plant, manufacturing and test equipment. Additionally, $3.4 million in charges were recorded for inventory purchase commitments, $1.8 million for amortization of developed technology and $0.1 million of amortization of the fair value of adjustments for fixed assets acquired from Stratex.

Research and Development Expenses

	Quarter Ended		Percentage
	April 2, 2010	April 3, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$120.0	$158.0	(24.1)%
Research and development expenses	$10.2	$9.9	3.0%
% of revenue	8.5%	6.3%
     Research and development (“R&D”) expenses were $10.2 million in the third quarter of fiscal 2010 compared with $9.9 million in the third quarter of fiscal 2009. As a percentage of revenue, these expenses increased to 8.5% in the third quarter of fiscal 2010 from 6.3% in the third quarter of fiscal 2009 because of a 3.0% increase in spending and the impact of lower revenue. The increase in R&D spending in the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009 was primarily attributable to increases in the areas of WiMAX and Energy, Security and Surveillance, partially offset by a reduction in TRuepoint 6000 development efforts.
Selling and Administrative Expenses

	Quarter Ended		Percentage
	April 2, 2010	April 3, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$120.0	$158.0	(24.1)%
Selling and administrative expenses	$35.0	$34.6	1.2%
% of revenue	29.2%	21.9%
     The following table summarizes the significant increases and decreases to our selling and administrative expenses comparing the third quarter of fiscal 2010 with the third quarter of fiscal 2009:

Increase/(Decrease)
(In millions)
Increase in administrative costs due to WiMax and Energy, Security and Surveillance initiatives	$3.0
Increase in sales commissions due to higher revenue recognized from sales through outside agents	2.0
Increase due to rebranding and transitional costs due to Company name change	0.4
Decrease in administrative costs due primarily to restructuring and cost reduction activities during fiscal 2009	(1.0)
Decrease in provision for bad debts expense	(4.6)
Other, net	0.6

$0.4

Income Taxes

	Quarter Ended		Percentage
	April 2, 2010	April 3, 2009	Increase/(Decrease)
	(In millions, except percentages)
Loss before income taxes	$(29.6)	$(35.8)	N/M
(Benefit from) provision for income taxes	$(3.9)	$3.6	N/M
% of loss before income taxes	N/M	N/M

N/M =	Not statistically meaningful
     The benefit from income taxes for the first three quarters of fiscal 2010 and the provision for income taxes for the first three quarters of fiscal 2009 reflect our pre-tax income based on our estimated annual effective tax rate, adjusted for losses in separate jurisdictions for which no tax benefit can be recognized.
     The $3.9 million benefit from income taxes for the first three quarters of fiscal 2010 consists of a $4.4 million one-time benefit for U.S. loss carry back under the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) partially offset by $0.5 million of tax expense generated in certain profitable foreign jurisdictions.
     Our effective tax rate varies from the U.S. federal statutory rate of 35% for the first three quarters of fiscal 2010 and 2009 due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where we cannot recognize tax benefits on current losses.

Discussion of Business Segment Results of Operations
North America Segment

	Quarter Ended		Percentage
	April 2, 2010	April 3, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$39.6	$43.0	(7.9)%
Segment operating loss	$(22.6)	$(28.8)	N/M
% of revenue	N/M	N/M

N/M =	Not statistically meaningful
     North America segment revenue decreased by $3.4 million, or 7.9%, in the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009. This decrease in revenue resulted primarily from the global economic recession and the continuing credit crisis adversely affecting our customers’ expansion and increased competition affecting product pricing and the ability to combine microwave equipment with other product sales and services. The operating loss in the third quarter of fiscal 2010 resulted primarily from the decline in revenue when compared with the third quarter of fiscal 2009 and $16.9 million of charges to complete our product transition towards a common IP-based platform.
     The operating losses in the third quarter of fiscal 2010 and 2009 included charges for product transition, restructuring charges, expenses for rebranding in connection with the change in Company name and transitional costs required by the license agreement termination notice from Harris Corporation, as well as purchase accounting related expenses and share-based compensation expense.
     These charges and expenses are set forth on a comparative basis in the table below:

	Quarter	Quarter
	Ended	Ended
	April 2, 2010	April 3, 2009
	(In millions)
Charges for product transition	$16.9	$25.3
Software impairment charges	—	2.9
Amortization of developed technology, trade names and customer relationships	3.1	0.4
Rebranding and transitional costs	0.7	—
Restructuring charges	0.5	0.4
Amortization of the fair value adjustments related to fixed assets	0.2	0.1
Severance costs to move certain executive positions to California office	0.6	—
Share-based compensation expense	0.3	0.5

	$22.3	$29.6

International Segment

	Quarter Ended		Percentage
	April 2, 2010	April 3, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$80.4	$115.0	(30.1)%
Segment operating income (loss)	$(6.4)	$(6.4)	0.0%
% of revenue	N/M	N/M

N/M =	Not statistically meaningful
     International segment revenue decreased by $34.6 million or 30.1% in the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009. This decrease in revenue resulted from significant declines in all regions except Latin America and Asia Pacific. Declines in revenue were most acute in Africa and Europe, Middle East and Russia. This decrease in revenue was primarily due to the global economic recession and the continuing credit crisis adversely affecting our customers’ expansion and increased competition affecting product pricing and the ability to combine microwave equipment with other product sales and services.

The International segment operating loss in the third quarter of fiscal 2010 resulted primarily from the decline in revenue when compared with revenue in the third quarter of fiscal 2009. The operating losses in the third quarter of fiscal 2010 and 2009 included restructuring charges, expenses for rebranding in connection with the change in Company name and transitional costs required by the license agreement termination notice from Harris Corporation, as well as purchase accounting related expenses. These charges and expenses are set forth on a comparative basis in the table below:

	Quarter	Quarter
	Ended	Ended
	April 2, 2010	April 3, 2009
	(In millions)
Charges for product transition	$—	$4.5
Acquired in-process research and development	—	2.4
Amortization of developed technology, trade names and customer relationships	0.3	2.8
Restructuring charges	0.2	0.1
Rebranding and transitional costs	0.1	—
Amortization of the fair value adjustments related to fixed assets	—	0.2

	$0.6	$10.0

Three Quarters Ended April 2, 2010 compared with Three Quarters Ended April 3, 2009
Key Operating Results
     Operations results for the first three quarters of fiscal 2010 include:
•	Net loss was $41.4 million, or $0.70 per share, in the first three quarters of fiscal 2010 compared with a net loss of $351.6 million, or $5.99 per diluted share, in the first three quarters of fiscal 2009;

•	Revenue decreased 33.4 percent to $362.6 million in the first three quarters of fiscal 2010 from $544.7 million in the first three quarters of fiscal 2009;

•	Our North America segment revenue decreased 20.6 percent to $137.0 million and reported an operating loss of $35.4 million compared with an operating loss of $59.2 million in the first three quarters of fiscal 2009;

•	Our International segment revenue decreased 39.4 percent to $225.6 million and reported an operating loss of $6.2 million compared with an operating loss of $263.1 million in the first three quarters of fiscal 2009;

•	Net cash provided by operating activities was $21.8 million in the first three quarters of fiscal 2010 compared with $45.3 million in the first three quarters of fiscal 2009.
Discussion of Consolidated Results of Operations
     Revenue and Net Loss

	Three Quarters Ended		Percentage
	April 2, 2010	April 3, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$362.6	$544.7	(33.4)%
Net loss	$(41.4)	$(351.6)	N/M
% of revenue	N/M	N/M

N/M =	Not statistically meaningful
     Our revenue in the first three quarters of fiscal 2010 was $362.6 million, a decrease of $182.1 million or 33.4%, compared with the first three quarters of fiscal 2009. This decrease in revenue resulted from significant declines in all regions, most acutely in Africa and Europe, Middle East and Russia. Declines resulted primarily from reduced customer demand due to the global economic recession and the effects of the continuing credit crisis on our customers’ ability to finance expansion, as well as increased competition from our competitors. Increased competition has affected product pricing and the ability to combine microwave equipment with other product sales and services. Furthermore, revenue has been negatively affected by anticipated or planned consolidation of our customers and foreign government-based subsidized financing, particularly in Africa. Revenue by region comparing the first three quarters of fiscal 2010 with the first three quarters of fiscal 2009 and the related decreases is shown in the table below:

	Three Quarters Ended		Amount	Percentage
	April 2, 2010	April 3, 2009	Increase/(Decrease)	Increase/(Decrease)
	(In millions, except percentages)
North America	$137.0	$172.6	$(35.6)	(20.6)%
International:
Africa	86.2	181.1	(94.9)	(52.4)%
Europe, Middle East, and Russia	71.4	119.6	(48.2)	(40.3)%
Latin America and AsiaPac	68.0	71.4	(3.4)	(4.8)%

Total International	225.6	372.1	(146.5)	(39.4)%

Total Revenue	$362.6	$544.7	$(182.1)	(33.4)%

     During the first three quarters of fiscal 2010, MTN accounted for 15% of our total revenue. During the first three quarters of fiscal 2009, MTN accounted for 17% of our total revenue.
     Our net loss in the first three quarters of fiscal 2010 was $41.4 million compared with a net loss of $351.6 million in the first three quarters of fiscal 2009. The net loss in the first three quarters of fiscal 2010 included charges to converge our products onto a single platform by the end of fiscal year 2010. These charges included $7.9 million related to provisions for legacy product excess and obsolete inventory, and $5.5 million for impairment of a building and idle equipment. Additionally, $3.5 million in charges were recorded for inventory purchase commitments. The net loss in the third quarter of fiscal 2010 also included restructuring charges, expenses for rebranding in connection with the change in Company name and transitional costs required by the license agreement termination notice from Harris Corporation, share-based compensation expense, as well as purchase accounting adjustments and other expenses related to the acquisitions of Stratex and Telsima.
     The net loss of $351.6 million in the first three quarters of fiscal 2009 primarily resulted from impairment charges for goodwill and the trade name “Stratex, charges to accelerate our product transition towards a common IP-based platform and increasing the valuation allowance on certain deferred tax assets, as well as purchase accounting adjustments and other expenses related to the acquisitions of Stratex and Telsima.
     These charges and expenses are set forth on a comparative basis in the table below:

	Three Quarters	Three Quarters
	Ended	Ended
	April 2, 2010	April 3, 2009
	(In millions)
Goodwill impairment charges	$—	$279.0
Impairment charges for the trade name “Stratex”	—	22.0
Charges for product transition	16.9	29.8
Charge for increasing the valuation allowance on certain deferred tax assets	—	20.8
Amortization of purchased technology	6.3	5.4
Amortization of trade names and customer relationships	4.3	4.2
Software impairment charges	—	2.9
Acquired in-process research and development	—	2.4
Restructuring charges	3.3	4.9
Rebranding and transitional costs	2.4	—
Amortization of the fair value adjustments related to fixed assets	0.6	1.5
Severance costs to move certain executive positions to California office	0.6	—
Share-based compensation expense	1.9	2.0

	$36.3	$374.9

     During the first three quarters of fiscal 2010, we continued executing restructuring activities that commenced during fiscal 2009 to reduce our workforce in the U.S., France, Canada and other locations throughout the world. During the first three quarters of fiscal 2010, our restructuring charges totaled $3.3 million consisting of:

•	Severance, retention and related charges totaling $2.4 million associated with reduction in force activities.

•	Charges totaling $0.4 million related to the relocation of U.S. employees to North Carolina from Florida.

•	Charges totaling $0.5 million for adjustments to facilities lease obligations.

During the first three quarters of fiscal 2009, our restructuring charges totaled $4.9 million consisting of:

•	Severance, retention and related charges associated with reduction in force activities totaling $5.2 million.

•	Impairment of fixed assets (non-cash charges) totaling $0.4 million and facility restoration costs of $0.5 million at our Canadian location.

•	Adjustments to the restructuring liability under our 2007 restructuring plans for changes in estimates related to sub-tenant activity at our U.S. ($0.6 million) and Canadian locations ($0.3 million).

•	Adjustments to the restructuring liability under our 2007 restructuring plans for changes in estimates to reduce the severance liability in Canada ($0.3 million).
     Gross Margin

	Three Quarters Ended		Percentage
	April 2, 2010	April 3, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$362.6	$544.7	(33.4)%
Cost of product sales and services	(264.4)	(418.0)	(36.7)%
Gross margin	$98.2	$126.7	(22.5)%
% of revenue	27.1%	23.3%
     Gross margin in the first three quarters of fiscal 2010 was $98.2 million, or 27.1% of revenue, compared with $126.7 million, or 23.3% of revenue in fiscal 2009. Gross margin in the first three quarters of fiscal 2010 was impacted by $23.5 million which included $16.9 million of charges to converge our products onto a single platform by the end of fiscal year 2010. These charges included $7.9 million related to provisions for legacy product excess and obsolete inventory, and $5.5 million for impairment of a building and idle equipment. Additionally, $3.5 million in charges were recorded for inventory purchase commitments, $6.3 million for amortization of developed technology and $0.3 million of amortization of the fair value of adjustments for fixed assets acquired from Stratex.
     Our gross margin percentage improved during the first three quarters of fiscal 2010 compared with the same period in fiscal 2009, due to the benefit from the pricing and structure of certain customer arrangements, primarily during the first two quarters. Gross margin also benefited from lower logistics expenses, lower manufacturing overhead and improved supplier pricing on select projects primarily during the first two quarters of fiscal 2010. However, these improvements were partially offset by a reduction in the volume of sales of our legacy products during the third quarter of fiscal 2010 which, combined with increased start-up production costs of new products and the items discussed above, adversely affected our gross margin.
     By comparison, gross margin in the first three quarters of fiscal 2009 was impacted by $35.7 million consisting of $29.8 million in charges related to product transition, $5.4 million for amortization of developed technology and $0.5 million of amortization of the fair value of adjustments for fixed assets acquired from Stratex.

Research and Development Expenses

	Three Quarters Ended		Percentage
	April 2, 2010	April 3, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$362.6	$544.7	(33.4)%
Research and development expenses	$31.0	$29.6	4.7%
% of revenue	8.5%	5.4%
     R&D expenses were $31.0 million in the first three quarters of fiscal 2010 compared with $29.6 million in the first three quarters of fiscal 2009. As a percentage of revenue, these expenses increased to 8.5% in the first three quarters of fiscal 2010 from 5.4% in the first three quarters of fiscal 2009 due to 33.4% lower revenue and a 4.7% increase in spending. The increase in R&D spending in the first three quarters of fiscal 2010 compared with the first three quarters of fiscal 2009 was primarily attributable to increases in the areas of WiMAX and Energy, Security and Surveillance, partially offset by a reduction in TRuepoint 6000 development efforts.
Selling and Administrative Expenses

	Three Quarters Ended		Percentage
	April 2, 2010	April 3, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$362.6	$544.7	(33.4)%
Selling and administrative expenses	$101.2	$104.0	(2.7)%
% of revenue	27.9%	19.1%
     The following table summarizes the significant increases and decreases to our selling and administrative expenses comparing the first three quarters of fiscal 2010 with the first three quarters of fiscal 2009:

Increase/(Decrease)
(In millions)
Increase due to rebranding and transitional costs due to Company name change and costs to phase-out transitional services agreement with Harris	$2.1
Decrease due to savings from reduced transitional services charges with Harris	(3.3)
Decrease in fees related to cost of restatement of financial statements during the prior year	(2.2)
Other, net	0.6

$(2.8)

Income Taxes

	Three Quarters Ended		Percentage
	April 2, 2010	April 3, 2009	Increase/(Decrease)
	(In millions, except percentages)
Loss before income taxes	$(43.0)	$(323.6)	N/M
(Benefit from) provision for income taxes	$(1.6)	$28.0	N/M
% of loss before income taxes	N/M	8.7%

N/M =	Not statistically meaningful
     The benefit from income taxes for the first three quarters of fiscal 2010 and the provision for income taxes for the first three quarters of fiscal 2009 reflect our pre-tax income based on our estimated annual effective tax rate, adjusted for losses in separate jurisdictions for which no tax benefit can be recognized.
     The $1.6 million benefit from income taxes for the first three quarters of fiscal 2010 consists of a $4.4 million one-time benefit for U.S. loss carry back under the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) partially offset by $2.8 million of tax expense generated in certain profitable foreign jurisdictions.
     The provision for income taxes during the first three quarters of fiscal 2009 also consisted of a $20.8 million increase in the valuation allowance for certain deferred tax assets.

     Our effective tax rate varies from the U.S. federal statutory rate of 35% for the first three quarters of fiscal 2010 and 2009 due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where we cannot recognize tax benefits on current losses.
Discussion of Business Segment Results of Operations
North America Segment

	Three Quarters Ended		Percentage
	April 2, 2010	April 3, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$137.0	$172.6	(20.6)%
Segment operating loss	$(35.4)	$(59.2)	N/M
% of revenue	N/M	N/M

N/M =	Not statistically meaningful
     North America segment revenue decreased by $35.6 million, or 20.6%, in the first three quarters of fiscal 2010 compared with the first three quarters of fiscal 2009. This decrease in revenue resulted primarily from the global economic recession and the continuing credit crisis adversely affecting our customers’ expansion.
     The North America segment operating loss in the first three quarters of fiscal 2010 resulted primarily from the decline in revenue when compared with revenue in the first three quarters of fiscal 2009 and $16.9 of charges to complete our product transition towards a common IP-based platform. These charges included $7.9 million related to provisions for legacy product excess and obsolete inventory, and $5.5 million for impairment of a building and idle equipment. Additionally, $3.5 million in charges were recorded for inventory purchase commitments.
     The North America segment operating loss of $59.2 million in the first three quarters of fiscal 2009 primarily resulted from impairment charges for goodwill and the trade name “Stratex,” as well as charges related to the accelerated transition towards a common IP-based product platform. The operating losses in the first three quarters of fiscal 2010 and 2009 also included charges for product transition, purchase accounting related expenses, restructuring charges and share-based compensation expense. These charges and expenses are set forth on a comparative basis in the table below:

	Three Quarters	Three Quarters
	Ended	Ended
	April 2, 2010	April 3, 2009
	(In millions)
Goodwill impairment charges	$—	$31.8
Impairment charges for the trade name “Stratex”	—	0.7
Charges for product transition	16.9	25.3
Software impairment charges	—	2.9
Amortization of developed technology, trade names and customer relationships	7.1	1.3
Restructuring charges	2.0	4.0
Rebranding and transitional costs	2.2	—
Amortization of the fair value adjustments related to fixed assets	0.5	0.5
Severance costs to move certain executive positions to California office	0.6	—
Share-based compensation expense	1.7	1.6

	$31.0	$68.1

International Segment

	Three Quarters Ended		Percentage
	April 2, 2010	April 3, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$225.6	$372.1	(39.4)%
Segment operating income (loss)	$(6.2)	$(263.1)	N/M
% of revenue	(2.7)%	N/M

N/M =	Not statistically meaningful

     International segment revenue decreased by $146.5 million or 39.4% in the first three quarters of fiscal 2010 compared with the first three quarters of fiscal 2009. This decrease in revenue resulted from significant declines in all regions, most acutely in Africa and Europe, Middle East and Russia. These declines in revenue were primarily due to the global economic recession and the continuing credit crisis adversely affecting our customers’ ability to finance expansion, as well as increased competition from our competitors.
     The International segment operating loss in the first three quarters of fiscal 2010 resulted primarily from the decline in revenue when compared revenue in the first three quarters of fiscal 2009.
     The International segment operating loss of $263.1 million in the first three quarters of fiscal 2009 primarily resulted from impairment charges for goodwill and the trade name “Stratex,” as well as charges related to the accelerated transition towards a common IP-based product platform. The operating losses in the first three quarters of fiscal 2010 and 2009 also included purchase accounting related expenses, restructuring charges and share-based compensation expense. These charges and expenses are set forth on a comparative basis in the table below:

	Three Quarters	Three Quarters
	Ended	Ended
	April 2, 2010	April 3, 2009
	(In millions)
Goodwill impairment charges	$—	$247.2
Impairment charges for the trade name “Stratex”	—	21.3
Amortization of developed technology, trade names and customer relationships	3.5	8.3
Charges for product transition	—	4.5
Acquired in-process research and development	—	2.4
Restructuring charges	1.3	0.9
Rebranding and transitional costs	0.2	—
Amortization of the fair value adjustments related to fixed assets	0.1	1.0
Share-based compensation expense	0.2	0.4

	$5.3	$286.0

Liquidity and Capital Resources
Sources of Cash
     As of April 2, 2010, our principal sources of liquidity consisted of $140.5 million in cash and cash equivalents plus $51.4 million of available credit under our current $70 million credit facility with two commercial banks. Cash flow from operations for the first three quarters of fiscal 2010 totaled $21.8 million. However, our total accounts receivable has declined to $115.2 million as of April 2, 2010 from $142.9 million as of July 3, 2009. As a result, we have a lower level of receivables compared with prior periods as a source of cash, which may negatively affect our cash flow.
     We currently believe that existing cash, cash equivalents, cash provided by operations and access to our credit facility will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for at least the next 12 months.
Available Credit Facility and Repayment of Debt
     As of April 2, 2010, we had $51.4 million of credit available under our $70 million revolving credit facility. The total amount of revolving credit available was $70 million less $10 million in outstanding short term loans which mature by December 2010, and $8.6 million in outstanding standby letters of credit issued under the facility.
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
     Based on covenants included as part of the credit facility we must maintain, as measured at the last day of each fiscal quarter, (1) no more than a maximum consolidated leverage ratio of 3.00 to 1 (defined as the ratio of total consolidated funded indebtedness to consolidated EBITDA for the four fiscal quarters most recently ended) and (2) a minimum liquidity coverage ratio of 1.75 to 1 (defined as the ratio of total unrestricted cash and equivalents, short-term investments and marketable securities plus 50% of total monetary receivables to the total amount of outstanding loans and letter of credit obligations under the facility). As of April 2, 2010, we were in compliance with these financial covenants.
Restructuring and Related Cash Obligations
     We have a liability for restructuring activities totaling $5.2 million as of April 2, 2010, of which $4.5 million is classified as a current liability and expected to be paid out in cash over the next year. We expect to fund these future payments with available cash and cash flow provided by operations.
Commercial Commitments and Contractual Obligations
     The amounts disclosed in our Fiscal 2009 Form 10-K include our commercial commitments and contractual obligations. As of July 3, 2009, we had $99.8 million in outstanding letters of credit and surety bonds supporting our performance under various customer contracts and other commercial commitments. During the three quarters ended April 2, 2010, the total amount of these obligations declined by $23.5 million to $76.3 million.
     During the three quarters ended April 2, 2010, our purchase obligations increased to $51.5 million as compared with $46.1 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The information in this section should be read in connection with the information on financial market risk in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Fiscal 2009 Form 10-K for the year ended July 3, 2009. The potential changes noted below are based on sensitivity analyses performed on our financial positions as of April 2, 2010. Actual results may differ materially.
Currency Exchange Rate Risk
     Descriptions of our currency exchange rate risk are incorporated by reference from Part I, Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements — “Note N — Risk Management, Derivative Financial Instruments and Hedging Activities” in response to this item.

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
     We had $140.5 million in cash and cash equivalents as of April 2, 2010. Cash equivalents totaled $24.0 million as of April 2, 2010.
     The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents held as of April 2, 2010 was two days, and these investments had an average yield of 0.32% per annum. A 10% change in interest rates on our cash and cash equivalents is not expected to have a material impact on our financial position, results of operations or cash flows.
     Cash equivalents have been recorded at fair value on our balance sheet.
     Exposure on Short-Term Debt Borrowings
     During fiscal 2010, borrowings under our $70 million revolving credit facility incurred interest under the London Interbank Offered Rate (“LIBOR”) plus 1.25%. As of April 2, 2010, our weighted average interest rate was 1.96%. During the third quarter and first three quarters of fiscal 2010, we had between $10 million and $15 million of short-term borrowings outstanding under the credit facility. We recorded total interest expense on these borrowings of $0.2 million three quarters ended April 2, 2010. A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations or cash flows since interest on our short-term debt is not material to our overall financial position.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have concluded based on their evaluation that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as of April 2, 2010.
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

AVIAT NETWORKS, INC. (Registrant)
Date: May 12, 2010	By:	/s/ J. Russell Mincey
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