Form 10-K
period 2010-07-02
AVIAT NETWORKS, INC.
filed 2010-09-09
CIK 1377789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33278

AVIAT NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5961564 (I.R.S. Employer Identification No.)
5200 Great American Parkway Santa Clara, CA 95054 (Address of principal executive offices)	95054 (Zip Code)

Registrant’s telephone number, including area code: (408) 567-7000

HARRIS STRATEX NETWORKS, INC.
637 Davis Drive
Morrisville, North Carolina 27560
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	The NASDAQ Global Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of December 31, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s Common Stock held by non-affiliates was approximately $403,167,000 based upon the closing price per share on The NASDAQ Global Market. For purposes of this calculation, the registrant has assumed that its directors and executive officers as of December 31, 2009 are affiliates.

The number of shares outstanding of the registrant’s Common Stock as of August 27, 2010 was 59,400,021 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on or about November 9, 2010, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended July 2, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AVIAT NETWORKS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended July 2, 2010

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements of, about, concerning or regarding: our plans, strategies and objectives for future operations; our research and development efforts and new product releases and services; trends in revenue; drivers of our business and the markets in which we operate; future economic conditions, performance or outlook and changes in our industry and the markets we serve; the outcome of contingencies; the value of our contract awards; beliefs or expectations; the sufficiency of our cash and our capital needs and expenditures; our intellectual property protection; our compliance with regulatory requirements and the associated expenses; expectations regarding litigation; our intention not to pay cash dividends; seasonality of our business; the impact of foreign exchange and inflation; taxes; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by the use of forward-looking terminology, such as “anticipates,” “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “strategy,” “anticipates,” “projects,” “targets,” “goals,” “seeing,” “delivering,” “continues,” “forecasts,” “future,” “predict,” “might,” “could,” “potential,” or the negative of these terms, and similar words or expressions.

These forward-looking statements are based on estimates reflecting the current beliefs of the senior management of Aviat Networks. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include the following:

•	continued weakness in the global economy affecting customer spending;

•	continued price erosion as a result of increased competition in the microwave transmission industry;

•	the impact of the volume, timing and customer, product and geographic mix of our product orders may have an impact on our operating results;

•	our ability to maintain projected product rollouts, product functionality, anticipated cost reductions or market acceptance of planned products;

•	retention of our key personnel;

•	our ability to achieve business plans for Aviat Networks;

•	our ability to manage and maintain key customer relationships;

•	uncertain economic conditions in the telecommunications sector combined with operator and supplier consolidation;

•	our future litigation costs and expenses;

•	the ability of our subcontractors to perform or our key suppliers to manufacture or deliver material;

•	the timing of our receipt of payment for products or services from our customers;

•	our failure to protect our intellectual property rights or defend against intellectual property infringement claims by others;

•	the effects of currency and interest rate risks; and

•	the impact of political, economic and geographic risks on international sales.

Other factors besides those listed here also could adversely affect us. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for more information regarding factors that may cause our results to differ materially from those expressed or implied by the forward-looking statements contained in this Annual Report on Form 10-K.

You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Annual Report on Form 10-K. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, along with provisions of the Private Securities Litigation Reform Act of 1995, and we undertake no obligation, other than as imposed by law, to update forward-looking statements to reflect further developments or information obtained after the date of filing of this Annual Report on Form 10-K or, in the case of any document incorporated by reference, the date of that document.

PART I

Item 1.	Business

Aviat Networks, Inc., together with its subsidiaries, is a leading global supplier of turnkey wireless network solutions and comprehensive network management software, backed by an extensive suite of professional services and support. Aviat Networks, Inc. may be referred to as the “Company,” “AVNW,” “Aviat Networks,” “we,” “us” and “our” in this Annual Report on Form 10-K.

We were incorporated in Delaware in 2006 to combine the businesses of Harris Corporation’s Microwave Communications Division (“MCD”) and Stratex Networks, Inc. (“Stratex”).

Our principal executive offices are located at 5200 Great America Parkway, Santa Clara, CA 95054, and our telephone number is (408) 567-7000. Our common stock is listed on the NASDAQ Global Market under the symbol AVNW. As of July 2, 2010, we employed approximately 1,380 people.

Recent Developments

We relocated our corporate headquarters in June 2010 from Morrisville, North Carolina to a 129,000-square foot environmentally sustainable facility in Santa Clara, California. The relocation follows our global re-branding effort as Aviat Networks, formerly Harris Stratex Networks, which we announced on January 28, 2010. We selected this particular facility because it fulfills our Green Initiative, a corporate commitment to minimizing the impact on the environment in all aspects of their business. The facility was completely renovated to adhere to green building standards and is in the process of qualifying for a Gold LEED (Leadership in Energy and Environmental Design) certification from the U.S. Green Building Council based on design and construction activities in each of the five LEED credit categories.

On June 28, we also announced the resignation of Harald J. Braun as president and chief executive officer and the appointment of Chuck Kissner as Chairman and chief executive officer. Mr. Kissner had previously been serving as our Chairman of the Board of Directors and is based at our headquarters in Santa Clara, California. We also appointed Dr. James C. Stoffel as Lead Independent Director as of June 28, 2010.

Overview and Description of Business by Segment

We design, manufacture and sell a range of wireless networking products, solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe. Our products include both point-to-point (PTP) and point-to-multipoint (PMP) digital microwave transmission systems designed for first/last mile access, middle mile/backhaul, and long distance trunking applications. Our PMP product portfolio includes base stations and subscriber equipment based upon the IEEE 802.16d-2004 and 16e-2005 standards for fixed and mobile Worldwide Interoperability for Microwave Access (“WiMAX”). We also provide network management software solutions to enable operators to deploy, monitor and manage our systems, third party equipment such as antennas, routers, multiplexers, etc, necessary to build and deploy a wireless transmission network, and a full suite of turnkey support services. We offer a broad range of products and services through two reportable business segments based on geographical markets: North America and International. Revenue and other financial information regarding our business segments are set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

North America Segment

The North America segment delivers microwave radio products and services to major national carriers and other cellular network operators, public safety and other government agencies, systems integrators, transportation and utility companies and other private network operators within North America. Our North American business is primarily to the cellular backhaul and public safety markets.

Our North America segment revenue represented approximately 37%, 34% and 34% of our total revenue for fiscal 2010, 2009 and 2008. Although, generally we sell products and services directly to our North American customers, we also use distributors to sell some products and services.

International Segment

The International segment delivers microwave radio products and services to regional and national carriers and other cellular network operators, public safety agencies, government and defense agencies, and other private network operators in every region outside of North America. Our wireless systems deliver regional and country-wide backbone in developing nations, where microwave radio installations provide 21st-century communications rapidly and economically. Rural communities, areas with rugged terrain and regions with extreme temperatures benefit from the ability to build an advanced, affordable communications infrastructure despite these challenges. A significant part of our international business consists of supplying wireless segments in small-pocket, remote, rural and metropolitan areas. High-capacity backhaul is one of the fastest growing wireless market segments and is a major opportunity for us. We see the increase in subscriber density and the forecasted growth and introduction of new bandwidth-hungry High Speed Packet Access (“HSPA”)/WiMAX/Long Term Evolution (“LTE”) mobile broadband services as major drivers for growth in this market.

Our International segment represented approximately 63%, 66% and 66% of our revenue for fiscal 2010, 2009 and 2008. We sell products and services directly to our international customers and also use agents and distributors.

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

In recent years, there has been an increase in capital spending in the wireless telecommunications industry. The demand for high-speed wireless transmission products has been growing at a higher rate than the wireless industry as a whole. We believe that this growth is directly related to a growing global subscriber base for mobile wireless communications services, increased demand for fixed wireless transmission solutions and demand for new services delivered from next-generation networks capable of delivering broadband services. Major driving factors for such growth include the following:

•	Global wireless subscriber growth and introduction of new broadband mobile services. The number of global wireless subscribers and minutes of use per subscriber are expected by industry analysts to continue to increase. The primary drivers include increased subscription and dramatic growth in demand for mobile broadband data services facilitated by the introduction of new data-driven smartphones like the iPhone and the Droid. These third-generation, or “3G,” data applications are now widely available in developed countries, which has fueled an acceleration of data usage. New mobile standards now being deployed, including High Speed Packet Access (HSPA) and mobile WiMAX, will further increase the demand for mobile data. We believe that growth as a result of new data services will continue for the next several years and persist with the introduction of the next generation of radio technologies, referred to as “4G” or LTE for mobile networks starting in 2011. These developments are driving many operators to upgrade their backhaul networks to 100% Internet Protocol, or IP-based, from the current traditional time-division multiplexing (“TDM”) networks in order to provide higher network capacity and increased flexibility at a lower overall operating cost.

•	Broadband Stimulus. The American Recovery and Reinvestment Act (“ARRA”), widely known as the stimulus bill, allocates $7.2 billion in grant and loan funding for broadband/wireless initiatives for rural unserved and underserved geographies across the country. This funding is available to a wide variety of organizations to purchase and implement network infrastructure and services to improve broadband coverage. Aggressive stimulus timelines, combined with the rural-focus of stimulus projects may drive increasing demand for wireless technologies including point-to-point microwave systems and point-to-multipoint WiMax. Other countries, such as Australia, are also implementing broadband programs with government funding to simultaneously develop rural broadband services and stimulate local economies.

Smart Grid.  In addition to the broadband initiative, ARRA includes the Smart Grid Investment Grant Program (SGIG) which makes close to $4 billion available to utilities, rural electric cooperatives, distribution companies and system operators, for smart grid technologies, monitoring solutions and infrastructure, and viability analysis. Utility companies across the board are planning heavy investments in new private telecommunications network infrastructure to achieve smart grid objectives. Like broadband stimulus, aggressive smart grid timelines, combined with the rural nature of many utility assets (including substations, distribution lines and power generation facilities), may drive increasing demand for wireless technologies.

•	Increased establishment of mobile and fixed wireless telecommunications infrastructures in developing countries. In many places, telecommunications services are inadequate or unreliable because of the lack of existing infrastructure. To service providers in developing countries seeking to increase the availability and quality of telecommunications and Internet access services, wireless solutions are an attractive alternative to the construction or leasing of wireline networks, given their relatively low cost and ease of deployment. As a result, there has been an increased establishment of mobile and fixed wireless telecommunications infrastructures in developing countries. Emerging telecommunications markets in Africa, Asia, the Middle East, Latin America and Eastern Europe are characterized by a need to build out basic telecommunications systems. We believe that WiMAX will play a key role in bringing broadband services to these countries which lack sufficient existing telecom infrastructure. Mobile operators are also looking at WiMAX deployments to augment or leverage their existing national networks to add new premium broadband residential and business customers to increase subscriber base and boost their average revenue per user.

•	Global deregulation of telecommunications market and allocation of radio frequencies for broadband wireless access. Regulatory authorities typically allocate different portions of the radio frequency spectrum for various telecommunications services. Many countries have privatized the state-owned telecommunications monopoly and have opened their markets to competitive network service providers. Often these providers choose a wireless transmission service, which causes an increase in the demand for transmission solutions. Such global deregulation of the telecommunications market and the related allocation of radio frequencies for broadband wireless access transmission have led to increased competition to supply wireless-based transmission systems. Many governments and regulatory agencies around the world also are examining or are in the process of introducing new spectrum band licenses for the deployment of broadband services using WiMAX.

Recent Trends and Developments in the Industry

Other global trends and developments in the microwave communications markets include:

•	continuing fixed-line to mobile-line substitution;

•	the migration of existing telecommunications network infrastructure from legacy TDM technologies such as Synchronous Digital Hierarchy (“SDH”)/Synchronous Optical Networking (“SONET”) to high speed packet-based networks such as Ethernet/Internet Protocol (“IP”)/Multiprotocol Label Switching “(MPLS”), etc. This migration is moving faster in some sectors, such as mobile networks, than others, but is a clear trend for the future that will drive significant network upgrades over the next three to five years;

•	private networks and public telecommunications operators building high-reliability, high-bandwidth networks that are more secure and better protected against natural and man-made disasters;

•	increase in global wireless subscribers; and

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

Strategy

Over the past year, we have made significant strides in transforming our business from a pure-play microwave backhaul supplier to a more diverse company that not only strives to be a leader in mobile backhaul but also one that supports a broad range of wireless transmission products and services for many applications. We offer and will continue to improve upon our end-to-end transmission solutions that deliver the network performance needed to support next generation services and enable a smooth transition from legacy networks to all IP.

Newer generation 4G technologies such as packet-based, WiMAX, and LTE require the need for high-speed packet infrastructures. To address their requirements, we intend to enhance our core product offering by continuing to build on the Eclipse platform and its end-to-end value proposition by including new components and technology. This includes adding new features to the Eclipse platform and leveraging technology in third party products to provide a complete IP network solution.

We look to retain our position as a wireless transmission technology leader with Eclipse by ensuring our capabilities anticipate the evolving needs of our customers and the corresponding network technology use. The future roadmap for Eclipse evolves the platform toward a full convergence solution with embedded capabilities enabling a migration path to an all IP network. We believe that the Eclipse solution for evolution to IP is the lowest risk, lowest cost, and most flexible solution available because it builds incrementally on the customer’s existing investment, delivering a smooth “hybrid” to full IP migration path for customers globally. The IP evolution capabilities are specifically enabled by the modular additions. This incremental plug-in approach allows operators to move toward an all IP based system at their own pace without the risk, downtime or expense associated with a complete replacement or the forced migration to another platform.

Our strategy includes partnering with companies with technical expertise in areas outside of our core competencies to meet our customers’ demand for an end-to-end solution. Our partner product strategy enables us to go beyond wireless transmission to combat the vendor consolidation trend whereby customers are “buying more from fewer vendors” and in doing so providing expanding market share opportunity. A comprehensive solutions portfolio comprised of our wireless product and intelligent partner products can allow us to compete with vendors that offer turnkey solution portfolios and serve to focus our R&D efforts on core competency wireless innovations. Having a broader portfolio will enable us to further differentiate our offerings from other independent microwave equipment suppliers.

We expect to continue to serve and expand upon our existing customer base. We have sold more than 500,000 microwave radios in over 150 countries and are present in more than 260 mobile networks worldwide. We intend to leverage our customer base, our longstanding presence in many countries, our distribution channels, our comprehensive product line, our superior customer service and our turnkey solution capability to continue to sell existing and new products and services to current customers.

Products and Solutions

We offer a comprehensive product and solutions portfolio that addresses the needs of service providers and network operators in every region of the world, addressing a broad range of applications, frequencies, capacities and network topologies. Product categories include point-to-point microwave radios that are licensed (subject to local frequency regulatory requirements) and license-exempt (operating in license-exempt frequencies), element and network management software and 4G/WiMAX (fixed and mobile) broadband access. In addition, we provide end-to-end turnkey broadband telecommunications systems, including complete design, deployment, maintenance, and managed network services, while being an attentive and adaptable partner for our customers — a key competitive differentiator for Aviat Networks.

•	Broad product and solution portfolio. We offer a comprehensive suite of wireless systems for 4G/WiMAX broadband access and microwave backhaul applications. Our solution consists of tailored offerings of our own wireless products and our own integrated ancillary equipment or that of other manufacturers, element and network management systems and professional services. These solutions address a wide range of transmission frequencies, ranging from 400 MHz to 80 GHz, and a wide range of transmission capacities, ranging up to 2.5 gigabits per second. The major product families included in these solutions are StarMAX, Eclipse Packet Node, and ProVision.

•	Low total cost of ownership. Wireless-based solutions offer a relatively low total cost of ownership, including savings on the combined costs of initial acquisition, installation and ongoing operation and maintenance. Our latest generation system designs reduce rack space requirements, require less power, are software-configurable to reduce spare parts requirements, and are simple to install, operate, upgrade and maintain. Our advanced wireless features can also enable operators to save on related costs, including spectrum fees and tower rental fees.

•	Future-proof network. Our solutions are designed to protect the network operator’s investment by incorporating software-configurable capacity upgrades and plug-in modules that provide a smooth migration path to emerging technologies, such as carrier Ethernet and IP-based networking, without the need for costly equipment substitutions and additions. Our products include key technologies we believe will be needed by operators for their network evolution to support new broadband services.

•	Flexible, easily configurable products. We use flexible architectures with a high level of software configurable features. This design approach produces high-performance products with the reusable components while at the same time allowing for a manufacturing strategy with a high degree of flexibility, improved cost and reduced time-to-market. The software features of our products offer our customers a greater degree of flexibility in installing, operating and maintaining their networks.

•	Comprehensive network management. We offer a range of flexible network management solutions, from element management to enterprise-wide network management and service assurance that we optimize to work with our wireless systems.

•	Complete professional services. In addition to our product offerings, we provide network planning and design, site surveys and builds, systems integration, installation, maintenance, network monitoring, training, customer service and many other professional services. Our services cover the entire evaluation, purchase, deployment and operational cycle and enable us to be one of the few complete turnkey solution providers in the industry.

Business Operations

Sales and Service

We believe that a direct and continuing relationship with service providers is a competitive advantage in attracting new customers and satisfying existing ones. As a result, we offer our products and services through our own direct sales, service and support organization, which allows us to closely monitor the needs of our customers. We have offices in Canada and the United States in North America; Brazil and Argentina in Central and South America; Slovenia, France, Germany, Poland, Portugal and the United Kingdom in Europe; Kenya, Nigeria, Ivory Coast and South Africa in Africa; the United Arab Emirates in the Middle East; and Australia, Bangladesh, India, Indonesia, Malaysia, New Zealand, the Philippines, Singapore and Thailand in the Asia-Pacific region. Our local offices provide us with a better understanding of our customers’ needs and enable us to respond to local issues and unique local requirements.

We also have informal, and in some cases formal, relationships with original equipment manufacturers or OEMs and system integrators. Such relationships increase our ability to pursue a limited number of major contract awards each year. In addition, such relationships provide our customers with easier access to financing and integrated system providers with a variety of equipment and service capabilities. In selected countries, we also market our products through independent agents and distributors, as well as through system integrators.

We have repair and service centers in India, Nigeria, the Philippines, the United Kingdom and the United States. Our international headquarters in Singapore provides sales and customer support for the Asia-Pacific region from this facility. We have customer service and support personnel who provide customers with training, installation, technical support, maintenance and other services on systems under contract. We install and maintain customer equipment directly in some cases and contract with third-party service providers in other cases, depending on the equipment being installed and customer requirements.

The specific terms and conditions of our product warranties vary depending upon the product sold and country in which we do business. On direct sales, warranty periods generally start on the delivery date and continue for two to three years.

Manufacturing

Historically, our manufacturing has involved a combination of in-house and outsourced processes. In fiscal 2011, we will be transitioning to an entirely outsourced manufacturing model utilizing multiple locations of our existing contract manufacturing partners both in the United States and internationally.

In accordance with our global logistics requirements and customer geographic distribution, we are engaged with contract manufacturing partners in Asia and the United States. All manufacturing operations have been certified to International Standards Organization 9001, a recognized international quality standard. We have also been certified to the TL 9000 standard, a telecommunication industry-specific quality system standard.

Backlog

Our backlog by business segment is as follows:

	July 2, 2010	July 3, 2009
	(In millions)

North America	$63.8	$84.0
International	125.8	126.9

	$189.6	$210.9

We expect to substantially fill the entire backlog during fiscal 2011, but we cannot be assured that this will occur. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix and the possibility of changes in delivery schedules and additions or cancellations of orders. The backlog figures exclude advance payments and unearned income amounts. As of July 2, 2010, no customers accounted for 10% or more of our total backlog.

Customers

Principal customers for our products and services include domestic and international wireless/mobile service providers, OEMs, as well as private network users such as public safety agencies, government institutions, and utility, pipeline, railroad and other industrial enterprises that operate wireless networks.

During fiscal 2010, 2009 and 2008, we had one International segment customer in Africa (Mobile Telephone Networks or MTN) that accounted for 17%, 17% and 13% of our total revenue. MTN is an affiliated group of separate regional carriers and operators located on the continent of Africa. As of July 2, 2010, MTN as a whole accounted for approximately 7% of our accounts receivable.

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

International Business

The following tables present measures of our revenue in international markets as a percentage of total revenue and international revenue:

Percentage of
Description	Total Revenue

Revenue from U.S. exports or manufactured abroad:
Fiscal 2010	67%
Fiscal 2009	69%
Fiscal 2008	73%

Percentage of
Description	Non U.S. Revenue

Revenue from U.S. exports:
Fiscal 2010	7%
Fiscal 2009	13%
Fiscal 2008	22%

Percentage of
Description	Total Revenue

Revenue from operations conducted in local international currencies:
Fiscal 2010	16%
Fiscal 2009	21%
Fiscal 2008	22%

Percentage of
Description	Total Revenue

Revenue from foreign countries representing more than 5% of total revenue:
Fiscal 2010 Nigeria	18%
Fiscal 2010 Saudi Arabia	7%
Fiscal 2009 Nigeria	22%
Fiscal 2009 Poland	5%
Fiscal 2008 Nigeria	19%

The functional currency of our subsidiaries located in the United Kingdom, Singapore, Mexico, Algeria and New Zealand is the U.S. dollar so the effect of foreign currency changes have not had a significant effect on our revenue. Direct export sales, as well as sales from international subsidiaries, are primarily denominated in U.S. dollars. International operations represented 55% and 63% of our long-lived assets as of July 2, 2010 and as of July 3, 2009.

We conduct international marketing activities through subsidiaries operating in Europe, Central and South America, Africa and Asia. We also have established marketing organizations and several regional sales offices in these same geographic areas.

We use indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment internationally. These independent representatives may buy for resale or, in some cases, solicit orders from commercial or governmental customers for direct sales by us. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be above or below our list prices. These independent representatives generally receive a discount from our list prices and may mark up those prices in setting the final sales prices paid by the customer.

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

Competition

The wireless access, backhaul and interconnection business is a specialized segment of the wireless telecommunications industry that is sensitive to technological advancements and is extremely competitive. Some of our competitors have more extensive engineering, manufacturing and marketing capabilities and greater financial, technical and personnel resources than us. Some of our competitors may have greater name recognition, broader product lines (some including non-wireless telecommunications equipment), a larger installed base of products and longer-standing customer relationships. In addition, some competitors offer seller financing which is a competitive advantage in the current economic environment.

Although successful product and systems development is not necessarily dependent on substantial financial resources, many of our competitors are significantly larger than us and can maintain higher levels of expenditures for research and development. In addition, a portion of our overall market is addressed by large mobile infrastructure providers who bundle microwave radios with other mobile network equipment, such as cellular base stations or switching systems, and offer a full range of services. This part of the market is generally not open to independent microwave suppliers like us.

We also compete with a number of smaller independent private and public specialist companies, who typically leverage new technologies and low-cost models, but usually are not able to offer a complete solution including turnkey services in all regions of the world.

Our principal microwave competitors include large mobile infrastructure manufacturers such as Alcatel-Lucent, Ericsson, NEC, Huawei and Nokia Siemens Networks, as well as a number of other smaller public and private microwave specialists companies such as Ceragon and DragonWave in selected markets. Some of our competitors are OEMs or systems integrators through which we sometimes distribute and sell products and services to end users.

We concentrate on market opportunities that we believe are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors are cost-effectiveness, product quality and reliability, technological capabilities, service, ability to meet delivery schedules and the effectiveness of dealers in international areas. We believe that the combination of our network and systems engineering support and service, global reach, technological innovation, agility and close collaborative relationships with our customers, are the key competitive strengths for us. However, customers may still make decisions based primarily on factors such as price, financing terms and/or past or existing relationships, where it may be difficult for us to compete effectively.

Research, Development and Engineering

We believe that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements is essential to our success. Accordingly, we allocate, and intend to continue to allocate, a significant portion of our resources to research and development efforts in four major areas: Backhaul, Radio Access Networks, Core Networks and Network Management Systems. The majority of such research and development resources will be used for point-to-point digital microwave radio systems for access, backhaul, trunking and license-exempt applications.

Our research, development and engineering expenditures totaled $41.1 million, or 8.6% of revenue, in fiscal 2010, $40.4 million, or 5.9% of revenue, in fiscal 2009, and $46.1 million, or 6.4% of revenue in fiscal 2008.

Research, development and engineering are primarily directed to the development of new products and to building technological capability. We are, and historically have been, an industry innovator. Consistent with our history and strategy of introducing innovative products, we intend to continue to focus significant resources on product development in an effort to maintain our competitiveness and support our entry into new markets. We maintain new product development programs that could result in new products and expansion of the Eclipse Packet Node, and the new StarMAX platform which we acquired February 27, 2009 as a result of our acquisition of Telsima Corporation.

We maintain an engineering and new product development department, with scientific assistance provided by advanced-technology departments. As of July 2, 2010, we employed a total of 272 people in our research and development organizations in Morrisville, North Carolina; Santa Clara, California; Wellington, New Zealand; Singapore; Slovenia and India.

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

Our strategy for procuring raw material and supplies includes dual sourcing on strategic assemblies and components. In general, we believe this reduces our risk with regards to the potential financial difficulties in our supply base. In some instances, we are dependent upon one or a few sources, either because of the specialized nature of a particular item or because of local content preference requirements pursuant to which we operate on a given project. Examples of sole or limited sourcing categories include metal fabrications and castings, for which we own the tooling and therefore limit our supplier relationships, and MMICs (a type of integrated circuit used in manufacturing microwave radios), which we procure at volume discount from a single source. Our supply chain plan includes mitigation plans for alternative manufacturing sources and identified alternate suppliers.

While we have been affected by performance issues of some of our suppliers and subcontractors, we have not been materially adversely affected by the inability to obtain raw materials or products. In general, any performance issues causing short-term material shortages are within the normal frequency and impact range experienced by high-tech manufacturing companies. They are due primarily to the highly technical nature of many of our purchased components. Looking ahead, there is an increasing level of global shortages for some common electronic components used by numerous manufacturers across the industry. During the global economic downturn, many component suppliers reduced their manufacturing capacity commensurate with declining global demand. Recently, global demand has outpaced manufacturing capacity for some electronic components resulting in extended lead times and in some cases allocation to our contract manufacturers.

Patents and Other Intellectual Property

We consider our patents and other intellectual property rights, in the aggregate, to constitute an important asset. We own a portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property. We also license intellectual property to and from third parties. As of August 18, 2010, we held 119 U.S. patents and 93 international patents and had 35 U.S. patent applications pending and 70 international patent applications pending. We do not consider our business to be materially dependent upon any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. From time to time, we might engage in litigation to enforce our patents and other intellectual property or defend against claims of alleged infringement. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. Numerous trademarks used on or in connection with our products are also considered to be valuable assets.

In addition, to protect confidential information, including our trade secrets, we require our employees and contractors to sign confidentiality and invention assignment agreements. We also enter into non-disclosure agreements with our suppliers and appropriate customers to limit access to and disclosure of our proprietary information.

While our ability to compete may be affected by our ability to protect our intellectual property, we believe that, because of the rapid pace of technological change in the wireless telecommunications industry, our innovative skills, technical expertise and ability to introduce new products on a timely basis will be more important in maintaining our competitive position than protection of our intellectual property. Trade secret, trademark, copyright and patent protections are important but must be supported by other factors such as the expanding knowledge, ability and experience of our personnel, new product introductions and product enhancements. Although we continue to implement protective measures and intend to vigorously defend our intellectual property rights, there can be no assurance that these measures will be successful.

Environmental and Other Regulations

Our facilities and operations, in common with those of our industry in general, are subject to numerous domestic and international laws and regulations designed to protect the environment, particularly with regard to wastes and emissions. We believe that we have complied with these requirements and that such compliance has not had a material adverse effect on our results of operations, financial condition or cash flows. Based upon currently available information, we do not expect expenditures to protect the environment and to comply with current environmental laws and regulations over the next several years to have a material impact on our competitive or financial position, but can give no assurance that such expenditures will not exceed current expectations. From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, which is commonly known as the Superfund Act, and/or equivalent laws. Such notices may assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We are not presently aware of any such liability that could be material to our business, financial condition or operating results, but due to the nature of our business and environmental risks, we cannot provide assurance that any such material liability will not arise in the future.

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

Employees

As of July 2, 2010, we employed 1,380 people, compared with 1,521 as of the end of fiscal 2009 and 1,410 as of the end of fiscal 2008. In February 2009, we added 146 employees through the acquisition of Telsima. Approximately 700 of our employees are located in the U.S. We also utilized approximately 100 independent contractors as of July 2, 2010. None of our employees in the U.S. are represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our relations with our employees are good.

Web site Access to Aviat Networks’ Reports; Available Information

General.  We maintain an Internet Web site at http://www.aviatnetworks.com. Our annual reports on Form 10-K, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our Web site as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Our website and the information posted thereon are not incorporated into this Annual Report on Form 10-K or any current or other periodic report that we file or furnish to the SEC.

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

We have not been profitable and must increase our revenues and reduce costs if we hope to achieve sustainable profitability.

As measured under U.S. generally accepted accounting principles (“U.S. GAAP”), we have incurred a net loss in each of the last 8 fiscal quarters. We incurred net losses of $130.2 million in fiscal 2010, $355.0 million in fiscal 2009 and $11.9 million in fiscal 2008 and have been unprofitable since we became a public company in January 2007. We also have consistently sustained reported losses from operations, although we have generated cash from operations in each of the last three fiscal years.

Our revenue in fiscal year 2010 was $478.9 million, a decrease of $201.0 million or 29.6%, compared with fiscal year 2009. This decrease in revenue resulted from significant declines in all regions, most acutely in Africa and Europe, Middle East and Russia. Declines resulted primarily from reduced customer demand due to the global economic recession and the effects of the continuing credit crisis on our customers’ ability to finance expansion, as well as increased competition from our competitors. Increased competition has affected product pricing and the ability to combine microwave equipment with other product sales and services. Furthermore, revenue has been negatively affected by anticipated or planned consolidation of our customers and foreign government-based subsidized financing, particularly in Africa.

Our revenue in fiscal 2009 was $679.9 million, a decrease of $38.5 million or 5.4%, compared with fiscal 2008. This decrease in revenue resulted from declines in all regions (except Africa) primarily due to the global economic recession and the continuing credit crisis adversely affecting our customers expansion, as well as increased competition from our competitors. Compared with fiscal 2008, revenue in fiscal 2009 in Europe, Middle East and Russia declined by $27.9 million, Latin America and Asia-Pacific declined $16.6 million, and North America was down $10.5 million. These decreases were partially offset by growth in Africa ($16.5 million increase) as customers in this region continued to expand their network infrastructures prior to the slowdown in the third quarter of fiscal 2009.

We recently announced additional restructuring steps and facilities closures with a view to reducing further our annual operating expenses. These steps will result in additional costs that we must recognize in fiscal 2011, and we cannot be certain that these actions or others that we may take in the future will result in operating profitability or net income as determined under U.S. GAAP.

We have announced major restructuring activities which may adversely impact our operations, and we may not realize all of the anticipated benefits of these activities or any future restructurings.

We continue to restructure and transform our business to realign resources and achieve desired cost savings in an increasingly competitive market. Following approval of our annual operating plan, we began to implement certain cost reduction initiatives in the range of $30 to $35 million for fiscal 2011. These initiatives primarily affect operations in the Americas, Asia and Europe. These actions are intended to bring our operational cost structure in line with the changing dynamics of the microwave radio and telecommunications markets.

We expect to record approximately $11 million to $13 million of charges related to severance and employee-related costs and impairment of facilities during the first, second and third quarters of fiscal 2011. The severance and employee-related cash charges are expected to be approximately $9 million to $10 million. Additionally, we expect to record approximately $2 million of non-cash asset impairments and $1 million of lease impairment charges requiring cash payments. The impairment charges will consist primarily of costs to close facilities in the Americas (primarily our Morrisville, North Carolina office), Asia and Europe.

If we consolidate additional facilities in the future, we may incur additional restructuring and related expenses, which could have a material adverse effect on our business, financial condition or results of operations.

We have based our restructuring efforts on assumptions and plans regarding the appropriate cost structure of our businesses based on our product mix and projected sales among other factors. These assumptions may not be correct and we may not be able to operate in accordance with our plans. Should this occur we may determine that we must incur additional restructuring charges in the future. Moreover, we cannot assure you that we will realize all of the anticipated benefits of the restructurings or that we will not further reduce or otherwise adjust our workforce or exit, or dispose of, certain businesses and protect lines. Any decision to further limit investment, exit, or dispose of businesses may result in the recording of additional restructuring charges. As a result, the costs actually incurred in connection with the restructuring efforts may be higher than originally planned and may not lead to the anticipated cost savings and/or improved results.

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

The United States economy is in recession and there has been a general downturn in the global economy. A continuation or worsening of these conditions, including the ongoing credit and capital markets disruptions, could have an adverse impact on our business, operating results or financial condition in a number of ways. For example:

•	We may experience declines in revenues and cash flows and increased losses as a result of reduced orders, payment delays or other factors caused by the economic problems of our customers and prospective customers.

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

During fiscal 2010, 2009 and 2008, we recorded charges to reduce the carrying value of our inventory to the lower of cost or market totaling $30.9 million, $23.1 million and $24.6 million. Such charges equaled 6.5%, 3.4%, and 3.4% of our revenue for fiscal 2010, 2009 and 2008. These charges were primarily due to excess and obsolete inventory resulting from product transitioning and discontinuance.

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

Further, our inventory of finished products may accumulate as the result of cancellation of customer orders or our customers’ refusal to confirm the acceptance of our products. Our contract manufacturers are required to purchase inventory based on manufacturing projections we provide to them. If actual orders from our customers are lower than these manufacturing projections, our contract manufacturers will have excess inventory of raw materials or finished products which we would be required to purchase. In addition, we require our contract manufacturers from time to time to purchase more inventory than is immediately required, and to partially assemble components, in order to shorten our delivery time in case of an increase in demand for our products. In the absence of such increase in demand, we may need to compensate our contract manufacturers. If we are required to purchase excess inventory from our contract manufacturers or otherwise compensate our contract manufacturers for purchasing excess inventory, our business, financial condition and results of operations could be materially adversely affected. We also may purchase components or raw materials from time to time for use by our contract manufacturers in the manufacturing of our products. These purchases are based on our own manufacturing projections. If our actual orders are lower than these manufacturing projections, we may accumulate excess inventory which we may be required to write-off. If we are forced to write-off this inventory other than in the normal course of business, our business, financial condition, results of operations could be materially adversely affected .

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

Our sales cycle may be lengthy, and the time for installation and implementation of our products within our customers’ networks may extend over more than one period, which can make our operating results difficult to predict.

We anticipate difficulty in accurately predicting the timing and amounts of revenue generated from sales of our products. The establishment of a business relationship with a potential customer is a lengthy process, generally taking several months and sometimes longer. Following the establishment of the relationship, the negotiation of purchase terms can be time-consuming, and a potential customer may require an extended evaluation and testing period.

We expect that our product sales cycle, which results in our products being designed into our customers’ networks, could take 12 to 24 months. A number of factors can contribute to the length of the sales cycle, including technical evaluations of our products, the design process required to integrate our products into our customers’ networks. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer payments. As a result, in the event that a sale is not completed or is cancelled or delayed, we may have incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results. Furthermore, because of our lengthy sales cycle, our receipt of revenue from our selling efforts may be substantially delayed, our ability to forecast our future revenue may be more limited and our revenue may fluctuate significantly from quarter to quarter.

Once a purchase agreement has been executed, the timing and amount of revenue, if applicable, may remain difficult to predict. The completion of the installation and testing of the customer’s networks and the completion of all other suppliers network elements are subject to the customer’s timing and efforts, and other factors outside our control which may prevent us from making predictions of revenue with any certainty and could cause us to experience substantial period-to-period fluctuations in our operating results.

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

We depend on sole or limited sources for some key components and failure to receive timely delivery of any of these components could result in deferred or lost sales.

In some instances, we are dependent upon one or a few sources, either because of the specialized nature of a particular item or because of local content preference requirements pursuant to which we operate on a given project. Examples of sole or limited sourcing categories include metal fabrications and castings, for which we own the tooling and therefore limit our supplier relationships, and MMICs (a type of integrated circuit used in manufacturing microwave radios), which we procure at volume discount from a single source. Our supply chain plan includes mitigation plans for alternative manufacturing sources and identified alternate suppliers. However, if these alternatives cannot address our requirements when our existing sources of these components fail to deliver them on time, we could suffer delayed shipments, canceled orders, and lost or deferred revenues, as well as material damage to our customer relationships. Should this occur, our operating results, cash flows and financial condition could be adversely affected to a material degree.

We have a history of substantial impairment charges for our goodwill, intangible assets and property, plant and equipment and may continue to experience such charges in the future.

As of July 2, 2010, the net carrying value of our goodwill, definite-lived intangible assets and property, plant and equipment totaled $6.2 million, $7.5 million and $37.6 million.

During fiscal 2010, we recorded impairment charges of $63.2 million for identifiable intangible assets and $8.7 million for property, plant and equipment. During fiscal 2009, we recorded impairment charges of $279.0 million for goodwill and $32.6 million for the Stratex trade name. We did not record impairment losses for goodwill or identifiable intangible assets in fiscal 2008.

Additionally, during fiscal 2010 we recorded an impairment charge of $5.5 million on our manufacturing facility and idle equipment in San Antonio, Texas. This charge resulted from our plan to converge our products onto a single platform by the end of fiscal year 2010 and is included in “Charges for product transition” within “Cost of products sales and services” on our Consolidated Statement of Operations.

During fiscal 2009, we recorded a $3.2 million charge for the write-down of software developed for internal use and a $7.2 million charge for the write-down of machinery and equipment related to our product transitioning activities. We also recorded a $2.4 million charge for the impairment of a building used in manufacturing.

During fiscal 2008, we recorded impairment losses on property, plant and equipment totaling $1.3 million.

Our intangible assets and property, plant and equipment are subject to impairment testing in accordance with Accounting Standard Codification 360 (“ASC 360”), Property, Plant and Equipment and our goodwill is subject to an impairment test in accordance with ASC 350 Intangibles, Goodwill and Other. We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant negative industry or economic trends, including a lack of recovery in the market price of our common stock or the fair value of our debt, disruptions to our business, unexpected significant changes or planned changes in the use of the long-lived assets, and mergers and acquisitions could result in the need to reassess the fair value of our assets and liabilities which could lead to an impairment charge for any of our long-lived assets. An impairment charge related to our long-lived assets could have a significant adverse effect on our financial position and results of operations in the period in which it is incurred.

Credit and commercial risks and exposures could increase if the financial condition of our customers declines.

A substantial portion of our sales are to customers in the telecommunications industry. These customers may require their suppliers to provide extended payment terms, direct loans or other forms of financial support as a condition to obtaining commercial contracts. We expect that we may provide or commit to financing where appropriate for our business. Our ability to arrange or provide financing for our customers will depend on a number of factors, including our credit rating, our level of available credit and our ability to sell off commitments on acceptable terms. More generally, we expect to routinely enter into long-term contracts involving significant amounts to be paid by our customers over time. Pursuant to these contracts, we may deliver products and services representing an important portion of the contract price before receiving any significant payment from the customer. As a result of the financing that may be provided to customers and our commercial risk exposure under long-term contracts, our business could be adversely affected if the financial condition of our customers erodes. Over the past few years, certain of our customers have filed with the courts seeking protection under the bankruptcy or reorganization laws of the applicable jurisdiction, or have experienced financial difficulties. As a result of the more challenging economic environment, we saw some increase in the number of our customers experiencing such difficulties in 2009, and we expect that trend to intensify if the global economy deteriorates further in 2010 and 2011. That trend may be exacerbated in many emerging markets, where our customers are being affected not only by recession, but by deteriorating local currencies and a lack of credit. Upon the financial failure of a customer, we may experience losses on credit extended and loans made to such customer, losses relating to our commercial risk exposure and the loss of the customer’s ongoing business. If customers fail to meet their obligations to us, we may experience reduced cash flows and losses in excess of reserves, which could materially adversely impact our results of operations and financial position.

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

Our average sales prices may decline in the future.

Currently, we and other manufacturers of our telecommunications equipment are experiencing, and are likely to continue to experience, declining sales prices. This price pressure is likely to result in downward pricing pressure on our products and services. As a result, we are likely to experience declining average sales prices for our products. Our future profitability will depend upon our ability to improve manufacturing efficiencies, reduce costs of materials used in our products, and to continue to introduce new lower-cost products and product enhancements. If we are unable to respond to increased price competition, our business, financial condition and results of operations will be harmed. Because customers frequently negotiate supply arrangements far in advance of delivery dates, we may be required to commit to price reductions for our products before we are aware of how, or if, cost reductions can be obtained. As a result, current or future price reduction commitments and any inability on our part to respond to increased price competition, could harm our business, financial condition and results of operations.

Our effective tax rate could be highly volatile and could adversely affect our operating results.

Our future effective tax rate may be adversely affected by a number of factors, many of which are outside of our control, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	changes in share-based compensation expense;

•	changes in the valuation of our deferred tax assets and liabilities;

•	changes in domestic or international tax laws or the interpretation of such tax laws;

•	the resolution of issues arising from tax audits with various tax authorities; and

•	the tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods.

Any significant increase in our future effective tax rates could impact our results of operations for future periods adversely.

Because a significant amount of our revenue may come from a limited number of customers, the termination of any of these customer relationships may adversely affect our business.

Sales of our products and services historically have been concentrated in a small number of customers. Principal customers for our products and services include domestic and international wireless/mobile service providers, OEMs, as well as private network users such as public safety agencies; government institutions; and utility, pipeline, railroad and other industrial enterprises that operate broadband wireless networks. We had revenue from a single external customer that exceeded 10% of our total revenue during fiscal 2010, 2009 and 2008. Although we have a large customer base, during any given quarter, a small number of customers may account for a significant portion of our revenue.

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

The wireless interconnection and access business is a specialized segment of the wireless telecommunications industry and is extremely competitive. We expect competition in this segment to increase. Some of our competitors have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical and personnel resources than we have. In addition, some of our competitors have greater name recognition, broader product lines, a larger installed base of products and longer-standing customer relationships. Our competitors include established companies, such as Alcatel-Lucent, Eltek ASA, Ericsson, NEC and Nokia Siemens Networks, as well as a number of other public and private companies such as Ceragon and Huawei Technologies in selected markets. Some of our competitors are OEMs or systems integrators through whom we market and sell our products, which means our business success may depend on these competitors to some extent. One or more of our largest customers could internally develop the capability to manufacture products similar to those manufactured or outsourced by us and, as a result, the demand for our products and services may decrease.

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

We are highly dependent on sales to customers outside the U.S. In fiscal 2010, 2009 and 2008, our sales to international customers accounted for 67%, 69% and 73% of total revenue. Also, significant portions of our international sales are in less developed countries. Our international sales are likely to continue to account for a large percentage of our products and services revenue for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event that adversely affects our business could result in a significant decline in revenue.

Some of the risks and challenges of doing business internationally include:

•	unexpected changes in regulatory requirements;

•	fluctuations in international currency exchange rates;

•	imposition of tariffs and other barriers and restrictions;

•	management and operation of an enterprise spread over various countries;

•	the burden of complying with a variety of laws and regulations in various countries;

•	application of the income tax laws and regulations of multiple jurisdictions, including relatively low-rate and relatively high-rate jurisdictions, to our sales and other transactions, which results in additional complexity and uncertainty;

•	general economic and geopolitical conditions, including inflation and trade relationships;

•	war and acts of terrorism;

•	kidnapping and high crime rate;

•	natural disasters;

•	currency exchange controls; and

•	changes in export regulations.

While these factors and the impacts of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition and results of operations in the future.

Our products are used in critical communications networks which may subject us to significant liability claims.

Because our products are used in critical communications networks, we may be subject to significant liability claims if our products do not work properly. The provisions in our agreements with customers that are intended to limit our exposure to liability claims may not preclude all potential claims. In addition, any insurance policies we have may not adequately limit our exposure with respect to such claims. We warrant to our current customers that our products will operate in accordance with our product specifications. If our products fail to conform to these specifications, our customers could require us to remedy the failure or could assert claims for damages. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. Any such claims, whether or not successful, would be costly and time-consuming to defend, and could divert management’s attention and seriously damage our reputation and our business.

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

Our quarterly results may be volatile, which can adversely affect the trading price of our common stock.

Our quarterly operating results may vary significantly for a variety of reasons, many of which are outside our control. These factors could harm our business and include, among others:

•	volume and timing of our product orders received and delivered during the quarter;

•	our ability and the ability of our key suppliers to respond to changes on demand as needed;

•	our suppliers’ inability to perform and deliver on time as a result of their financial condition, component shortages or other supply chain constraints;

•	retention of key personnel;

•	our sales cycles can be lengthy;

•	litigation costs and expenses;

•	continued timely rollout of new product functionality and features;

•	increased competition resulting in downward pressures on the price of our products and services;

•	unexpected delays in the schedule for shipments of existing products and new generations of the existing platforms;

•	failure to realize expected cost improvement throughout our supply chain;

•	order cancellations or postponements in product deliveries resulting in delayed revenue recognition;

•	seasonality in the purchasing habits of our customers;

•	restructuring and organization of our operations;

•	war and acts of terrorism;

•	natural disasters;

•	the ability of our customers to obtain financing to enable their purchase of our products;

•	fluctuations in international currency exchange rates;

•	regulatory developments including denial of export and import licenses; and

•	general economic conditions worldwide that affect demand and financing for microwave telecommunications networks.

Our quarterly results are expected to be difficult to predict and delays in product delivery or closing a sale can cause revenue and net income or loss to fluctuate significantly from anticipated levels. A substantial portion of our contracts are completed in the latter part of a quarter and a significant percentage of these are large orders. Because a significant portion of our cost structure is largely fixed in the short term, revenue shortfalls tend to have a disproportionately negative impact on our profitability and increases our inventory. The number of large new transactions also increases the risk of fluctuations in our quarterly results because a delay in even a small number of these transactions could cause our quarterly revenues and profitability to fall significantly short of our predictions. In addition, we may increase spending in response to competition or in pursuit of new market opportunities. Accordingly, we cannot provide assurances that we will be able to achieve profitability in the future or that if profitability is attained, that we will be able to sustain profitability, particularly on a quarter-to-quarter basis.

Anti-takeover provisions of Delaware law and provisions in our amended and restated certificate of incorporation, amended and restated bylaws could make a third-party acquisition of us difficult.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of July 2, 2010, we conducted operations using facilities in the U.S., Canada, Europe, Central America, South America, Africa and Asia. Our principal executive offices are located at leased facilities in Santa Clara, California. There are no material encumbrances on any of our facilities. Remaining initial lease periods extend up to 2020.

As of July 2, 2010, the locations and approximate floor space of our principal offices and facilities in productive use were as follows:

Location	Major Activities	Owned	Leased
		(Square feet)	(Square feet)

Wellington, New Zealand	Office, R&D center	58,000	—
Lanarkshire, Scotland	Office, repair center	52,000	—
San Antonio, Texas	Office, manufacturing	—	130,000
Santa Clara, California	Headquarters, R&D center	—	129,000
Morrisville, North Carolina	Office, R&D center	—	60,000
India (three facilities)	Office, R&D center	—	50,000
Slovenia	Office, R&D center	—	20,000
Philippine Islands (two facilities)	Office	—	17,000
Republic of Singapore	Office	—	11,000
Republic of South Africa	Office	—	9,000
People’s Republic of China	Office	—	8,000
Mexico City, Mexico	Office	—	8,000
Lagos, Nigeria	Office	—	7,000
Ivory Coast	Office	—	6,000
Warsaw, Poland	Office	—	5,000
Paris, France	Office	—	4,000
Other facilities	Offices	—	24,000

Totals		110,000	488,000

As part of the fiscal 2007 acquisition of Stratex, we acquired vacated leased facilities in Seattle, Washington, and San Jose and Milpitas, California. These three facilities consist of approximately 139,000 square feet, of which approximately 90,000 square feet have been subleased to third parties. Additionally, we vacated two leased 60,000 square foot facilities in San Jose, California during the fiscal 2010 move of our headquarters to Santa Clara, California from Morrisville, North Carolina. As the lessee, we have ongoing lease commitments for five of these six facilities ending in fiscal 2011. The lease commitment for the sixth location will end in fiscal 2012.

During the fourth quarter of fiscal 2010, we sold our 130,000 square foot office and manufacturing location in San Antonio, Texas. Subsequent to the sale, we leased back the entire office and manufacturing complex which we will occupy for a portion of fiscal 2011.

We maintain our facilities in good operating condition, and believe that they are suitable and adequate for our current and projected needs. We continuously review our anticipated requirements for facilities and may, from time to time, acquire additional facilities, expand existing facilities, or dispose of existing facilities or parts thereof, as we deem necessary.

For more information about our lease obligations, see “Note P — Operating Lease Commitments” and “Note K — Restructuring Activities” of Notes to Consolidated Financial Statements, which are included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings

We and certain of our current and former executive officers and directors were named in a federal securities class action complaint filed on September 15, 2008 in the United States District Court for the District of Delaware by plaintiff Norfolk County Retirement System on behalf of an alleged class of purchasers of our securities from January 29, 2007 to July 30, 2008, including shareholders of Stratex Networks, Inc. who exchanged shares of Stratex Networks, Inc. for our shares as part of the merger between Stratex Networks and the Microwave Communications Division of Harris Corporation. This action relates to the restatement of our prior financial statements as discussed in our fiscal 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 25, 2008. Similar complaints were filed in the United States District Court of Delaware on October 6 and October 30, 2008. Each complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as violations of Sections 11 and 15 of the Securities Act of 1933 and seeks, among other relief, determinations that the action is a proper class action, unspecified compensatory damages and reasonable attorneys’ fees and costs. The actions were consolidated on June 5, 2009 and a consolidated class action complaint was filed on July 29, 2009. On July 27, 2010, the Court denied the motions to dismiss that we and the officer and director defendants had filed. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

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

From time to time, as a normal incident of the nature and kind of businesses in which we are engaged, various claims or charges are asserted and litigation commenced against us arising from or related to: personal injury, patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; breach of warranty; the sale or use of products containing restricted or hazardous materials; or other environmental matters. Claimed amounts may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. Any of such claims and litigation could entail significant expenses and losses, which could adversely affect our operating results, cash flows and financial condition.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position held with us, and principal occupation and employment during at least the past 5 years for each of our executive officers as of September 9, 2010, are as follows:

Name and Age	Position Currently Held and Past Business Experience

Charles D. Kissner, 63	Mr. Charles D. Kissner, was appointed chief executive officer on June 28, 2010. He is also Chairman of the Board, a position held since January 2007. Mr. Kissner served as chief executive officer of Stratex Networks, Inc. from July 1995 through May 2000 and again from October 2001 to May 2006. He was elected a director of Stratex Networks in July 1995, and Chairman in August 1996, a position which he held through January 2007.
Thomas L. Cronan III, 50	Mr. Cronan joined our company as senior vice president and chief financial officer in May 2009. From 2008 to just prior to joining Harris Stratex, he served as the chief financial officer at AeroScout, Inc. From 2007 to 2008, he served as the chief financial officer of Ooma, Inc. In 2003, Mr. Cronan became the senior vice president of finance and chief financial officer at Redback Networks, Inc.
Paul A. Kennard, 59	Mr. Kennard joined our company as chief technology officer in January 2007 when Harris MCD and Stratex Networks merged. In 1996 he joined Stratex Networks as vice president, engineering.
Meena L. Elliott, 47	Ms. Elliott was appointed vice president, general counsel and secretary of the company in July 2009. She joined our company as associate general counsel and assistant secretary in January 2007 when Harris MCD and Stratex Networks merged. Ms. Elliott joined Harris Corporation’s Microwave Communications Division as division counsel in March 2006. Prior to joining MCD, she was chief counsel at the Department of Commerce from 2002-2006.
Heinz H. Stumpe, 55	Mr. Stumpe was appointed chief operating officer and senior vice president global operations on June 30, 2008. Previously, he was vice president operations. He joined Stratex Networks as director, marketing in 1996. He was promoted to vice president, global accounts in 1999, vice president, strategic accounts in 2002 and vice president, global operations in April 2006.
Shaun McFall, 50	Mr. McFall was named chief marketing officer in July 2008. Previously, from 2000-2008, he served as vice president, marketing for Stratex Networks, Inc. He has been with the company since 1989.
J. Russell Mincey, 49	Mr. Mincey joined our company in July 2008 as global corporate controller. From mid-February through mid-May 2009, he served as interim principal financial officer and interim principal accounting officer. In September 2009, he was appointed vice president, corporate controller and principal accounting officer. From October 2005 to April 2008, Mr. Mincey was chief financial officer at the Industrial Components Division of Carlisle Companies. He served as vice president and chief financial officer of Draka Comteq (previously known as Alcatel Fiber Optic Cable Division) from July 2004 through October 2005.
Michael Pangia, 49	Mr. Pangia was named senior vice president and chief sales officer in March 2009. Previously, Mr. Pangia served as senior vice president, Global Sales Operations and Strategy at Nortel. From 2006 through 2008, he was president of Nortel’s Asia region, responsible for sales and overall business management for all countries where Nortel did business in that region and he was the chief operating officer of Nortel’s Asia region from 2005 to 2006.

There is no family relationship between any of our executive officers or directors, and there are no arrangements or understandings between any of our executive officers or directors and any other person pursuant to which any of them was appointed or elected as an officer or director, other than arrangements or understandings with our directors

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Price Range of Common Stock

On January 28, 2010, we changed our corporate name to Aviat Networks, Inc. from Harris Stratex Networks, Inc. to more effectively reflect our business and communicate our brand identity to customers and to comply with the termination of the Harris trademark licensing agreement resulting from the spin-off by Harris of its interest in our stock to its shareholders in May 2009.

As a result, our Common Stock, with a par value of $0.01 per share, is listed and primarily traded on the NASDAQ Global Market (“NASDAQ”), under the ticker symbol AVNW (prior to January 28, 2010 our ticker symbol was HSTX). There was no established trading market for shares of our Common Stock prior to January 29, 2007.

From the time we acquired Stratex on January 26, 2007, Harris owned 32,913,377 shares or 100% of our Class B Common Stock which approximated 56% of the total shares of our common stock. On May 27, 2009, Harris distributed all of those shares to the Harris stockholders as a taxable pro rata stock dividend. Upon the distribution, the Class B Common Stock converted automatically into shares of Class A Common Stock.

Effective November 19, 2009, under a change to our certificate of incorporation approved by shareholders, all shares of our Class A common stock were reclassified on a one-to-one basis to shares of Common Stock without a class designation; we no longer have Class A or Class B common stock authorized, issued or outstanding.

According to the records of our transfer agent, as of August 27, 2010, there were approximately 5,600 holders of record of our Common Stock. The following table sets forth the high and low reported sale prices for a share of our Common Stock on NASDAQ Global Market system for the periods indicated during our fiscal years 2010 and 2009:

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
	($)	($)	($)	($)

First Quarter	7.79	5.65	11.45	6.85
Second Quarter	7.49	5.81	7.85	3.26
Third Quarter	8.25	5.85	7.24	3.00
Fourth Quarter	7.42	3.46	6.75	3.91

Dividend Policy

We have not paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain any earnings for use in our business. In addition, the covenants of our $70 million credit facility may restrict us from paying dividends or making other distributions to our shareholders under certain circumstances.

Sales of Unregistered Securities

During the fourth quarter of fiscal 2010, we did not issue or sell any unregistered securities.

Issuer Repurchases of Equity Securities

During the fourth quarter of fiscal 2010, we did not repurchase any equity securities.

Performance Graph

The following graph and accompanying data compares the cumulative total return on our Common Stock with the cumulative total return of the Total Return Index for The NASDAQ Composite Market (U.S. Companies) and the NASDAQ Telecommunications Index for the three-year, five month period commencing January 29, 2007 and ending July 2, 2010. The stock price performance shown on the graph below is not necessarily indicative of future price performance. Note that this graph and accompanying data is “furnished,” not “filed,” with the Securities and Exchange Commission.

COMPARISON OF 41 MONTH CUMULATIVE TOTAL RETURN*
Among Aviat Networks, Inc., the NASDAQ Composite Index
and the NASDAQ Telecommunications Index

	1/29/2007	6/29/2007	6/27/2008	7/3/2009	7/2/2010
Aviat Networks, Inc.	100.00	89.90	47.90	30.75	17.50
NASDAQ Composite	100.00	108.40	94.36	75.13	87.34
NASDAQ Telecommunications	100.00	113.06	98.90	77.29	80.50

*	Assumes (i) $100 invested on January 29, 2007 in Aviat Networks, Inc. Common Stock, the Total Return Index for The NASDAQ Composite Market (U.S. companies) and the NASDAQ Telecommunications Index; and (ii) immediate reinvestment of all dividends.

Item 6.	Selected Financial Data

The following table summarizes our selected historical financial information for each of the last five fiscal years. The selected financial information as of and for the fiscal years ended July 2, 2010, July 3, 2009, June 27, 2008, June 29, 2007 and June 30, 2006 has been derived from our audited consolidated financial statements, for which data presented for fiscal years 2010, 2009 and 2008 are included elsewhere in this Annual Report on Form 10-K. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes, included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended
	July 2, 2010	July 3, 2009	June 27, 2008	June 29, 2007	June 30, 2006
	(In millions)

Revenue from product sales and services	$478.9	$679.9	$718.4	$507.9	$357.5
Cost of product sales and services	(345.5)	(505.5)	(528.2)	(361.2)	(275.2)
Net loss	(130.2)	(355.0)	(11.9)	(21.8)	(38.6)
Basic and diluted net loss per common share	(2.19)	(6.05)	(0.20)	(0.88)	N/A

	As of
	July 2, 2010	July 3, 2009	June 27, 2008	June 29, 2007	June 30, 2006
	(In millions)

Total assets	$447.0	$600.2	$977.3	$1,025.5	$344.9
Long-term liabilities	17.2	17.9	28.1	65.0	12.6
Total net assets	263.2	387.9	748.2	746.4	244.3

The following table summarizes certain charges, expenses and gains included in our net losses for each of the fiscal years in the five year period ended July 2, 2010.

	Fiscal Years Ended
	July 2, 2010	July 3, 2009	June 27, 2008	June 29, 2007	June 30, 2006
	(In millions)

Goodwill impairment charges	$—	$279.0	$—	$—	$—
Intangible impairment charges	63.2	32.6	—	—	—
Property, plant and equipment impairment charges	8.7	3.2	—	—	—
Other impairment charges and rebranding expenses	6.1	—	—	—	—
Charges for product transition, product discontinuances and inventory mark-downs	16.9	29.8	14.7	—	39.6
Amortization of purchased technology	8.2	7.5	7.1	3.0	—
Restructuring charges	7.1	8.2	9.3	9.3	—
Amortization of trade names, customer relationships, non-competition agreements and contract backlog	5.6	5.7	7.5	7.5	—
Executive severance	2.4	—	—	—	—
Amortization of the fair value adjustments related to fixed assets and inventory	0.6	1.7	2.8	9.0	—
Acquired in-process research and development	—	2.4	—	15.3	—
Cost of integration activities undertaken in connection with the Stratex merger	—	—	11.1	5.4	—
Gains from sale of building and Telsima acquisition purchase price settlement	(2.2)	—	—	—	—
Share-based compensation expense	3.2	2.9	7.8	5.7	1.7

	$119.8	$373.0	$60.3	$55.2	$41.3

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2010 and 2011 Results

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes.

We generate revenue by designing, developing, manufacturing and supporting a range of wireless networking products, solutions and services for mobile and fixed communications service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe. Our products include both point-to-point (PTP) and point-to-multipoint (PMP) digital microwave transmission systems designed for first/last mile access, middle mile/backhaul, and long distance trunking applications. Our PMP product portfolio includes base stations and subscriber equipment based upon the IEEE 802.16d-2004 and 16e-2005 standards for fixed and mobile Worldwide Interoperability for Microwave Access (“WiMAX”). We also provide network management software solutions to enable operators to deploy, monitor and manage our systems, third party equipment such as antennas, routers, multiplexers, etc, necessary to build and deploy a wireless transmission network, and a full suite of turnkey support services.

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

Fiscal Year 2010 was a challenging year. Over the past two years, we focused on creating a business model that provided end-to-end solutions for our customers’ networks including IP mobile backhaul, WiMAX, energy and security solutions and managed services. This helped us expand our reach into new markets, but also required a large investment in resources. As we were in the midst of this expansion, the world fell into economic turmoil. Around the globe, access to capital, the growing demand for mobile broadband and the need to reduce costs and improve efficiency affected our customers’ decisions regarding their network investments. To address this situation, the Board of Directors and management team decided to restructure our organization and refocus the strategic direction of the business. These changes will help us to scale our operations to meet the changing needs of our customers, markets and industry with increased flexibility and speed.

While we faced a difficult business environment, we continued to strengthen our balance sheet, reaching record cash levels. We are now entering a period of restructuring and turnaround that will require a strong balance sheet in order to successfully execute. In fiscal 2011, we are taking aggressive steps to restore profitability and accelerate innovation to maintain our position as a leading independent wireless transmission provider. Our strategic focus and the way we view our business has changed in the face of an altered global landscape.

On August 12, 2010, we announced a new restructuring plan as a first step in a comprehensive strategic plan to enable a return to profitability, and continue building out a stable platform to drive sustainable revenue growth. We expect to complete all key actions associated with this restructuring in fiscal 2011 in order to emerge in a stronger financial position going forward.

Strategic Focus

With fiscal 2010 behind us, we are focused on restructuring our business to restore profitability and streamlining our operations. We have a number of strategic and operational goals to execute:

•	Align cost base with revenue generation levels

•	Optimize product portfolio,

•	Fixing business processes

•	Growing top line

•	Create a sustainable, profitable business model

To do this, we have examined our products, markets, facilities, development programs, and operational flows to ensure we’re focused on what we do well and what will differentiate us in the future. We are working aggressively to streamline established management processes to run with the speed required by the markets in which we do business.

While we have been aggressive about our cost reduction plans, we have sought to balance that with a renewed focus on innovation to expand our position as a leading provider of wireless solutions. We have examined each of the products and markets where Aviat Networks does business and made strategic decisions to refocus or adjust resources to the product, service or geographic areas of the business that have the most promise.

In addition to taking steps to restructure the way we run the business today, we have also crafted a strategic plan that outlines our goals for the future. This strategic plan is designed to establish a firm foundation on which we can resume long-term profitable growth.

The first and most important step in this process is our emphasis on the microwave backhaul area, where we have a long history of leadership. We are seeing exciting opportunities in our core microwave backhaul business as service providers invest in IP technologies to meet the growing demand for broadband access around the world. Second, we are realigning the WiMAX business to be viewed as a technology, rather than as a market. We will use that technology to focus our attention on the wireless transmission business in a way that is complementary to our microwave backhaul business.

Third, we will increase focus on our services business as a strong differentiator. Our network operations and management services deliver peace of mind for customers, while allowing us to build a closer relationship to better understand their business needs while our network design and installation services enable us to provide customers with the expertise they require.

Operations Review

In the discussion below, our fiscal year ended July 2, 2010 is referred to as “fiscal 2010” or “2010”; fiscal year ended July 3, 2009 as “fiscal 2009” or “2009” and; fiscal year ended June 27, 2008 as “fiscal 2008” or “2008.”

Revenue and Net Loss

			2010/2009		2009/2008
			% Increase/		% Increase/
	2010	2009	(Decrease)	2008	(Decrease)
	(In millions, except percentages)

Revenue	$478.9	$679.9	(29.6)%	$718.4	(5.4)%
Net loss	$(130.2)	$(355.0)	N/M	$(11.9)	N/M
% of revenue	N/M	N/M		(1.7)%

N/M = Not meaningful, as used in tables throughout this MD&A.

Revenue — Fiscal 2010 Compared with 2009

Our revenue in fiscal year 2010 was $478.9 million, a decrease of $201.0 million or 29.6%, compared with fiscal year 2009. This decrease in revenue resulted from significant declines in all regions, most acutely in Africa and Europe, Middle East and Russia. Declines resulted primarily from reduced customer demand due to the global economic recession and the effects of the continuing credit crisis on our customers’ ability to finance expansion, as well as increased competition from our competitors. Increased competition has affected product pricing and the ability to combine microwave equipment with other product sales and services. Furthermore, revenue has been negatively affected by anticipated or planned consolidation of our customers and foreign government-based subsidized financing, particularly in Africa.

Revenue in fiscal 2010 benefited from our adoption during the year of new revenue recognition accounting rules which resulted in the recognition of $7.9 million of revenue that otherwise would have been delayed under the prior revenue recognition rules. For additional information refer to the discussion under “ — Critical Accounting Estimates — Revenue Recognition,” below.

Revenue — Fiscal 2009 Compared with 2008

Our revenue in fiscal 2009 was $679.9 million, a decrease of $38.5 million or 5.4%, compared with fiscal 2008. This decrease in revenue resulted from declines in all regions (except Africa) primarily due to the global economic recession and the continuing credit crisis adversely affecting our customers expansion, as well as increased competition from our competitors. Compared with fiscal 2008, revenue in fiscal 2009 in Europe, Middle East and Russia declined by $27.9 million, Latin America and Asia-Pacific declined $16.6 million, and North America was down $10.5 million. These decreases were partially offset by growth in Africa ($16.5 million increase) as customers in this region continued to expand their network infrastructures prior to the slowdown in the third quarter of fiscal 2009.

Major Customer in Fiscal 2010, 2009 and 2008

During fiscal 2010, the MTN group in Africa accounted for 17% of our total revenue compared with 17% in fiscal 2009 and 13% in fiscal 2008. We have entered into separate and distinct contracts with MTN as well as separate arrangements with MTN group subsidiaries. None of such other contracts on an individual basis are material to our operations. The loss of all MTN group business could adversely affect our results of operations, cash flows and financial position.

Revenue by Region

Revenue by region comparing fiscal 2010 with 2009 and 2008 with the related changes are shown in the tables below:

	Fiscal Year		Amount	Percentage
	2010	2009	Increase/(Decrease)	Increase/(Decrease)
	(In millions, except percentages)

North America	$175.1	$232.0	$(56.9)	(24.5)%
International:
Africa	124.2	213.8	(89.6)	(41.9)%
Europe, Middle East, and Russia	88.4	139.7	(51.3)	(36.7)%
Latin America and AsiaPac	91.2	94.4	(3.2)	(3.4)%

Total International	303.8	447.9	(144.1)	(32.2)%

Total Revenue	$478.9	$679.9	$(201.0)	(29.6)%

	Fiscal Year		Amount	Percentage
	2009	2008	Increase/(Decrease)	Increase/(Decrease)
	(In millions, except percentages)

North America	$232.0	$242.5	$(10.5)	(4.3)%
International:
Africa	213.8	197.3	16.5	8.4%
Europe, Middle East, and Russia	139.7	167.6	(27.9)	(16.6)%
Latin America and AsiaPac	94.4	111.0	(16.6)	(15.0)%

Total International	447.9	475.9	(28.0)	(5.9)%

Total Revenue	$679.9	$718.4	$(38.5)	(5.4)%

Net Loss — Fiscal 2010 Compared with 2009

Our net loss in fiscal 2010 was $130.2 million compared with a net loss of $355.0 million in fiscal 2009. The net loss in fiscal 2010 included product transition charges to converge our products onto a single platform by the end of fiscal year 2010 and impairments for intangible assets, property, plant and equipment and certain other assets. Additionally, we incurred other charges and expenses including restructuring costs, amortization of purchased intangibles, executive severance and share compensation expense. Finally, we recognized a $1.0 million gain on sale of our San Antonio, Texas property and a $1.2 million gain from settlement of a dispute related to the Telsima acquisition that resulted in a reduction of the purchase price.

These charges, expenses and gains are set forth on a comparative basis in the table below:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(In millions)

Goodwill impairment charges	$—	$279.0	$—
Intangible assets impairment charges	63.2	32.6	—
Property, plant and equipment impairment charges	8.7	3.2	—
Other impairment charges and rebranding expenses	6.1	—	—
Charges for product transition, product discontinuances and inventory mark-downs	16.9	29.8	14.7
Amortization of purchased technology	8.2	7.5	7.1
Restructuring charges	7.1	8.2	9.3
Amortization of trade names, customer relationships, non-competition agreements	5.6	5.7	7.5
Executive severance	2.4	—	—
Amortization of the fair value adjustments related to fixed assets and inventory	0.6	1.7	2.8
Acquired in-process research and development	—	2.4	—
Cost of integration activities undertaken in connection with the Stratex merger	—	—	11.1
Gains from sale of building and Telsima acquisition purchase price settlement	(2.2)	—	—
Share-based compensation expense	3.2	2.9	7.8

	$119.8	$373.0	$60.3

Net Loss — Fiscal 2009 Compared with 2008

The net loss of $355.0 million in fiscal 2009 compared with $11.9 million in fiscal 2009. The net loss in fiscal 2009 primarily resulted from impairment charges for goodwill and the trade name “Stratex,” charges to accelerate our product transition towards a common IP-based platform and increasing the valuation allowance on certain deferred tax assets, as well as purchase accounting adjustments and other expenses related to the acquisitions of Stratex and Telsima.

Restructuring Charges in Fiscal 2010, 2009 and 2008

During fiscal 2010, we completed restructuring activities that commenced during fiscal 2009 to reduce our workforce in the U.S., France, Canada and other locations throughout the world. During fiscal 2010, our restructuring charges totaled $7.1 million consisting of:

•	Severance, retention and related charges totaling $4.6 million associated with reduction in force activities.

•	Charges totaling $0.5 million related to the relocation of U.S. employees to North Carolina from Florida.

•	Charges totaling $2.0 million in facility lease obligation impairments primarily for facilities occupied in San Jose, California prior the relocation to our new corporate headquarters in Santa Clara, California.

During the first quarter of fiscal 2009, we announced a new restructuring plan (the “Fiscal 2009 Plan”) to reduce our worldwide workforce. During fiscal 2008, we completed our restructuring activities implemented within the merger restructuring plans (the “Fiscal 2007 Plans”) approved in connection with the January 26, 2007 merger between the Microwave Communications Division of Harris Corporation and Stratex. These restructuring plans included the consolidation of facilities and operations of the predecessor entities in Canada, France, the U.S., China, Brazil and, to a lesser extent, Mexico, New Zealand and the United Kingdom.

During fiscal 2009, our net restructuring charges totaled $8.2 million consisted of:

•	Severance, retention and related charges associated with reduction in force activities totaling $8.0 million (Fiscal 2009 Plan).

•	Impairment of fixed assets (non-cash charges) totaling $0.4 million and facility restoration costs of $0.3 million at our Canadian location (Fiscal 2009 Plan).

•	Adjustments to the restructuring liability under the 2007 Restructuring Plans for changes in estimates related to sub-tenant activity at our U.S.($0.1 million increase) and Canadian locations ($0.3 million decrease).

•	Adjustments to the restructuring liability under the 2007 Restructuring Plans for changes in estimates to reduce the severance liability in Canada ($0.3 million decrease).

During fiscal 2008, we recorded $9.3 million of restructuring charges in connection with completion of the Fiscal 2007 Plans. These fiscal 2008 restructuring charges consisted of:

•	Severance, retention and related charges associated with reduction in force activities totaling $3.4 million ($4.0 in fiscal 2008 charges, less $0.6 million for a reduction in the restructuring liability recorded for Canada and France).

•	Lease impairment charges totaling $1.8 from implementation of fiscal 2007 plans and changes in estimates related to sub-tenant activity at our U.S. and Canadian locations.

•	Impairment of fixed assets and leasehold improvements totaling $1.9 million at our Canadian location.

•	Impairment of a recoverable value-added type tax in Brazil totaling $2.2 million resulting from our scaled down operations and reduced activity which negatively affected the fair value of this recoverable asset (included in “Other current assets” on our Consolidated Balance Sheets).

Gross Margin

			2010/2009		2009/2008
			% Increase/		% Increase/
	2010	2009	(Decrease)	2008	(Decrease)
	(In millions, except percentages)

Revenue	$478.9	$679.9	(29.6)%	$718.4	(5.4)%
Cost of product sales and services	$345.5	$505.5	(31.7)%	$528.2	(4.3)%
Gross margin	$133.4	$174.4	(23.5)%	$190.2	(8.3)%
% of revenue	27.9%	25.7%		26.5%

Fiscal 2010 Compared with 2009

Gross margin in fiscal 2010 was $133.4 million, or 27.9% of revenue, compared with $174.4 million, or 25.7% of revenue in fiscal 2009. Gross margin in fiscal 2010 was impacted by $16.9 million of charges to converge our products onto a single platform by the end of fiscal year 2010. These charges included $7.9 million related to provisions for legacy product excess and obsolete inventory, and $5.5 million for impairment of a building and idle equipment. Additionally, $3.5 million in charges were recorded for inventory purchase commitments and $8.2 million for amortization of purchased technology.

Our gross margin percentage improved during fiscal 2010 compared with fiscal 2009 due to the benefit from the pricing and structure of certain customer arrangements, primarily during the first two quarters of fiscal 2010. Gross margin also benefited from lower logistics expenses, lower manufacturing overhead and improved supplier pricing on select projects primarily during the first two quarters of fiscal 2010. However, these improvements were partially offset by a reduction in the volume of sales of our legacy products during the second half of fiscal 2010 which, combined with increased start-up production costs of new products and the items discussed above, adversely affected our gross margin.

By comparison, gross margin in fiscal 2009 was impacted by $37.9 million of write-offs consisting of $29.8 million in charges related to product transition, $7.5 million for amortization of purchased technology and $0.6 million of amortization of the fair value of adjustments for fixed assets acquired from Stratex.

Fiscal 2009 Compared with 2008

Gross margin in fiscal 2009 was $174.4 million, or 25.7% of revenue, compared with $190.2 million, or 26.5% of revenue in fiscal 2008. Gross margin in fiscal 2009 was reduced by $29.8 million in charges related to product transition, $7.5 million for amortization of purchased technology and $0.6 million of amortization of the fair value of adjustments for fixed assets acquired from Stratex.

By comparison, gross margin in fiscal 2008 was reduced by $14.7 million for inventory markdowns and impairment relating to product transitioning, $7.1 million of amortization on purchased technology, $0.8 million for amortization of the fair value of adjustments for fixed assets acquired from Stratex, and $1.5 million of merger integration costs.

Aside from the charges and expenses mentioned above, gross margin and gross margin percentage benefited from a favorable margin impact on some projects, gains on currency translations, decreased warranty expenses, favorable purchase price variance and product mix.

Research and Development Expenses

			2010/2009		2009/2008
			% Increase/		% Increase/
	2010	2009	(Decrease)	2008	(Decrease)
	(In millions, except percentages)

Research and development expenses	$41.1	$40.4	1.7%	$46.1	(12.4)%
% of revenue	8.6%	5.9%		6.4%

Fiscal 2010 Compared with 2009

R&D expenses were $41.1 million in fiscal 2010 compared with $40.4 million in fiscal 2009. As a percentage of revenue, these expenses increased to 8.6% in fiscal 2010 from 5.9% in fiscal 2009 due to 29.6% lower revenue and a 1.7% increase in spending. The increase in R&D spending, primarily labor costs, in fiscal 2010 compared with fiscal 2009 was primarily attributable to increases in the areas of WiMAX and energy, security and surveillance product development, but partially offset by a reduction in TRuepoint 6000 development efforts.

Fiscal 2009 Compared with 2008

Research and development (“R&D”) expenses were $40.4 million in fiscal 2009 compared with $46.1 million in fiscal 2008. As a percentage of revenue, these expenses decreased to 5.9% in fiscal 2009 from 6.4% in fiscal 2008 due to a decrease in spending. The decrease in spending in fiscal 2009 compared with fiscal 2008 was primarily attributable to the reduction in engineering workforce implemented in our restructuring plans during fiscal 2008.

Selling and Administrative Expenses

			2010/2009		2009/2008
			% Increase/		% Increase/
	2010	2009	(Decrease)	2008	(Decrease)
	(In millions, except percentages)

Selling and administrative expenses	$141.0	$138.3	2.0%	$141.4	(2.2)%
% of revenue	29.4%	20.3%		19.7%

Fiscal 2010 Compared with Fiscal 2009

The following table summarizes the significant increases and decreases to our selling and administrative expenses comparing fiscal 2010 with fiscal 2009:

Increase/(Decrease)
(In millions)

Increase in commissions paid to sales agents	$4.5
Increase in software amortization	2.5
Increase in selling expenses for new business initiatives (WiMAX and Network Security)	1.9
Increase in executive severance for former CEO	1.8
Increase due to rebranding and transitional costs due to corporate name change and costs to phase-out transitional services agreement with Harris	1.3
Reduction in bad debt expense	(7.3)
Reduction in software impairments included in selling and administrative expenses	(2.9)
Reduction in costs charged by Harris for administrative services	(2.5)
Other, net	3.4

$2.7

The increase in selling and administrative expenses from commissions paid to sales agents resulted from a large contract with a customer in the Europe, Middle East and Russia region during fiscal 2010.

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

$(3.1)

The chief operations officer group was formed in fiscal 2009 to centrally manage activities that provide support to all functions of our company. The costs related to this group include the development of a program manager group that drives our internal project execution and the business process engineering team that enhances system integration and facilitates process improvements throughout the company.

Income Taxes

			2010/2009		2009/2008
			% Increase/		% Increase/
	2010	2009	(Decrease)	2008	(Decrease)
		(In millions, except percentages)

Loss before income taxes	$(134.0)	$(337.2)	N/M	$(13.9)	N/M
Income tax benefit (expense)	$3.8	$(17.8)	N/M	$2.0	N/M
% of loss before income taxes	(2.8)%	(5.3)%		14.4%

The income tax benefit for fiscal 2010 was $3.8 million. The variation between our income tax benefit and income tax benefit at the statutory rate of 35% on our pre-tax loss of $134.0 million was primarily due to a $4.4 million one-time benefit recognized for U.S. federal income tax loss carryback under the Worker, Homeownership and Business Assistance Act of 2009. This benefit was partially offset by a full valuation allowance on all domestic deferred tax assets created in fiscal 2010. The effective tax rate for fiscal 2010 primarily reflected the benefits of earnings and losses of foreign subsidiaries taxed at lower rates and a dividend from a foreign subsidiary.

The income tax expense for fiscal 2009 was $17.8 million. The variation between our income tax expense of $17.8 million and income tax benefit at the statutory rate of 35% on our pre-tax loss of $337.2 million was primarily due to our evaluation of the ability to realize certain deferred tax assets in future periods. We increased our valuation allowance on these deferred tax assets resulting from our assessment of positive and negative evidence. We concluded that additional valuation allowance was required, resulting in income tax expense of $25.1 million. The effective tax rate for fiscal 2009 otherwise reflects the benefits of lower taxed foreign earnings and losses.

Our fiscal 2008 tax benefit was the result of a pre-tax loss primarily due to the consolidation of our foreign operations, which are subject to income taxes at lower statutory rates.

Discussion of Business Segments

North America Segment

			2010/2009		2009/2008
			% Increase/		% Increase/
	2010	2009	(Decrease)	2008	(Decrease)
		(In millions, except percentages)

Revenue	$175.1	$232.0	(24.5)%	$242.5	(4.3)%
Segment operating (loss) income	$(64.2)	$(63.4)	N/M	$(8.0)	N/M
% of revenue	N/M	N/M		(3.3)%

North America segment revenue decreased by $56.9 million, or 24.5%, in fiscal 2010 compared with fiscal 2009. This decrease in revenue resulted primarily from the economic recession and the continuing credit crisis adversely affecting our North America customers’ expansion.

North America segment revenue decreased by $10.5 million, or 4.3%, in fiscal 2009 compared with fiscal 2008. This decrease in revenue resulted primarily from the economic recession and the continuing credit crisis adversely affecting our customers’ expansion.

Our North America segment operating loss in fiscal 2010 was $64.2 million compared with a segment operating loss of $63.4 million in fiscal 2009. The loss in fiscal 2010 included charges to converge our products onto a single platform by the end of fiscal year 2010 and impairments for intangible assets, property, plant and equipment and certain other assets. Additionally, we incurred other charges and expenses including restructuring costs, amortization of purchased intangibles, executive severance and share compensation expense. Finally, we recognized a $1.0 million gain on sale of our San Antonio, Texas property.

Our North America segment had an operating loss of $63.4 million in fiscal 2009 primarily due to goodwill impairment and charges for the accelerated transition towards a common IP-based platform. The charges for this accelerated product transition included provisions for legacy product excess and obsolete inventory, and write-downs of property, plant, manufacturing and test equipment, and charges recorded for inventory purchase commitments. This compares with an operating loss of $8.0 million in fiscal 2008.

These charges, expenses and gains are set forth on a comparative basis in the table below.

	2010	2009	2008
	(In millions)

Goodwill impairment charges	$—	$31.8	$—
Intangible assets impairment charges	5.1	10.7	—
Property, plant and equipment impairment charges	7.0	3.2	—
Other impairment charges and rebranding expenses	4.0	—	—
Charges for product transition and inventory mark-downs	16.9	25.3	12.9
Amortization of purchased technology	7.1	0.3	—
Restructuring charges	5.6	5.1	9.0
Amortization of trade names, customer relationships and non-compete agreements	4.6	2.7	2.7
Executive severance	2.4	—	—
Amortization of the fair value adjustments related to fixed assets	0.5	0.6	1.1
Cost of integration activities undertaken in connection with the merger	—	—	3.2
Gain on sale of building	(1.0)	—	—
Share-based compensation expense	2.9	1.8	7.4

	$55.1	$81.5	$36.3

International Segment

			2010/2009		2009/2008
			% Increase/		% Increase/
	2010	2009	(Decrease)	2008	(Decrease)
		(In millions, except percentages)

Revenue	$303.8	$447.9	(32.2)%	$475.9	(5.9)%
Segment operating loss	$(69.1)	$(271.9)	N/M	$(5.7)	N/M
% of revenue	(22.7)%	N/M		(1.2)%

International segment revenue decreased by $144.1 million or 32.2% in fiscal 2010 compared with fiscal 2009. This decrease in revenue resulted from significant declines in all regions, most acutely in Africa and Europe, Middle East and Russia. These declines in revenue were primarily due to the global economic recession and the continuing credit crisis adversely affecting our customers’ ability to finance expansion, as well as increased competition from our competitors.

International segment revenue decreased by $28.0 million or 5.9% in fiscal 2009 compared with fiscal 2008. This decrease in revenue resulted from declines in all regions (except Africa) primarily due to the global economic recession and the continuing credit crisis adversely affecting our customers’ expansion. Compared with fiscal 2008, revenue in fiscal 2009 in Europe, Middle East and Russia declined by $27.9 million and Latin America and Asia-Pacific declined $16.6 million. These decreases were partially offset by growth in Africa ($16.5 million increase) as customers in this region continued to expand their network infrastructures prior to the slowdown in the third quarter of fiscal 2009.

The International segment operating loss of $69.1 million in fiscal 2010 resulted primarily from the decline in revenue when compared with fiscal 2009 and impairments for intangible assets and property, plant and equipment.

The International segment operating loss of $271.9 million in fiscal 2009 primarily resulted from impairment charges for goodwill and the trade name “Stratex,” as well as charges related to the accelerated transition towards a common IP-based product platform. This compares with an operating loss of $5.7 million in fiscal 2008.

These charges, expenses and gains are set forth on a comparative basis in the table below.

	2010	2009	2008
	(In millions)

Goodwill impairment charges	$—	$247.2	$—
Intangible assets impairment charges	58.1	21.9	—
Property, plant and equipment impairment charges	1.7	—	—
Other impairment charges and rebranding expenses	2.0	—	—
Charges for product transition and inventory mark-downs	—	4.5	1.8
Amortization of purchased technology	1.1	7.2	7.1
Restructuring charges	1.5	3.1	0.3
Amortization of trade names, customer relationships and non-compete agreements	1.1	3.0	4.8
Amortization of the fair value adjustments related to fixed assets	0.1	1.1	1.7
Acquired in-process research and development	—	2.4	—
Cost of integration activities undertaken in connection with the merger	—	—	7.9
Gain on Telsima acquisition purchase price settlement	(1.2)	—	—
Share-based compensation expense	0.3	1.1	0.4

	$64.7	$291.5	$24.0

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES

Sources of Cash

As of July 2, 2010, our principal sources of liquidity consisted of $141.7 million in cash and cash equivalents and $56.0 million of available credit under our current $70 million credit facility.

As of July 2, 2010, approximately $82.0 million or 58% of our total cash and cash equivalents was held by entities domiciled in the United States. The remaining balance of $59.7 million or 42% was held by entities outside the United States, primarily in Singapore, and could be subject to additional taxation if it were to be repatriated to the United States.

Available Credit Facility and Repayment of Debt

Our debt consisted of short-term debt of $5.0 million as of July 2, 2010 and $10.0 million as of July 3, 2009. We have a credit facility which provides for an initial committed amount of $70 million with an uncommitted option for an additional $50 million available with the same or additional banks. The initial term of our credit facility is three years expiring June 30, 2011 and provides for (1) demand borrowings (with no stated maturity date) (2) fixed term Eurodollar loans for up to six months or more as agreed with the banks, and (3) the issuance of standby or commercial letters of credit.

Demand borrowings carry an interest rate of the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. Eurodollar loans were initially offered at LIBOR plus a spread of between 1.25% to 2.00% based on our current leverage ratio. Effective August 23, 2010, the terms of the facility were amended to change the spread on Eurodollar loans to 1.00% and to eliminate the leverage ratio covenant commencing with the fiscal quarter ended July 2, 2010 in exchange for cash collateralization of the borrowings and outstanding letters of credit. In addition, the liquidity ratio covenant was replaced with a minimum quick ratio covenant commencing with the fiscal quarter ended July 2, 2010. As of July 2, 2010, we were in compliance with these amended financial covenants.

The credit facility allows for borrowings of up to $70 million with available credit defined as $70 million less the outstanding balance of short-term borrowings ($5.0 million as of July 2, 2010) and letters of credit ($9.0 million as of July 2, 2010). Therefore, available credit as of July 2, 2010 was $56.0 million. The weighted average interest rate on our short-term borrowings was 2.48% as of July 2, 2010.

As of July 2, 2010, the amount under standby letters of credit outstanding totaled $1.2 million under a previous credit facility in effect as of the end of fiscal year 2008.

Based on covenants included as part of the credit facility as of June 30, 2008, and as amended effective July 2, 2010, we must maintain, as measured as of the last day of each fiscal quarter, a minimum quick ratio of 1.25 to 1 (defined as the ratio of (1) the sum of total unrestricted cash and equivalents, short-term marketable securities and 100% of total monetary receivables to (2) total current liabilities, excluding any collateralized loans and other liabilities). As of July 2, 2010, we were in compliance with these financial covenants and expect to remain in compliance through fiscal 2011.

We also have an uncommitted short-term line of credit of $0.2 million from a bank in New Zealand to support the operations of our subsidiary located there, all of which was available on July 2, 2010. This line of credit provides for short-term advances at various interest rates, may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.

Restructuring and Severance Payments

We have a liability for restructuring and other long-term liabilities from severance activities totaling $8.7 million as of July 2, 2010, of which $6.0 million is classified as a current liability and expected to be paid out in cash over the next year.

We continue to restructure and transform our business to realign resources and achieve desired cost savings in an increasingly competitive market. Following approval of our annual operating plan, on August 12, 2010 we announced that we will implement certain cost reduction initiatives in the range of $30.0 to $35.0 million for fiscal 2011. These initiatives primarily affect operations in the Americas, Asia and Europe. These actions are intended to bring the Company’s operational cost structure in line with the changing dynamics of the microwave radio and telecommunications markets.

We expect to record approximately $11.0 million to $13.0 million of charges related to severance and employee-related costs and impairment of facilities during the first, second and third quarters of fiscal 2011. The severance and employee-related cash charges are expected to be approximately $9.0 million to $10.0 million. Additionally, we expect to record approximately $2.0 million of non-cash asset impairments and $1.0 million of lease impairment charges requiring cash payments. The impairment charges consist primarily of costs to close facilities in the Americas, Asia and Europe.

We expect to fund these future payments with available funds and cash flow provided by operations.

Contractual Obligations

As of July 2, 2010, we had contractual cash obligations for repayment of short-term debt and related interest, purchase obligations to acquire goods and services, payments for operating lease commitments, payments on our restructuring and severance liabilities, redemption of our preference shares and payment of the related required dividend payments and other current liabilities on our balance sheet in the normal course of business.

Cash payments due under these contractual obligations are estimated as follows:

	Obligations Due by Fiscal Year
	Total	2011	2012 and 2013	2014 and 2015	After 2015
	(In millions)

Short-term debt	$5.0	$5.0	$—	$—	$—
Interest on short-term debt	0.1	0.1	—	—	—
Purchase obligations(1)	57.0	57.0	—	—	—
Operating lease commitments	40.0	10.5	10.3	6.0	13.2
Restructuring and other long-term liabilities	8.7	6.0	2.7	—	—
Redeemable preference shares(2)	8.3	—	—	—	8.3
Dividend requirements on redeemable preference shares(3)	6.6	1.0	2.0	2.0	1.6
Other current liabilities on the balance sheet	155.6	155.6	—	—	—

Total contractual cash obligations	$281.3	$235.2	$15.0	$8.0	$23.1

(1)	From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf in the event we cancel or terminate the purchasing agreement. It is not our intent, nor is it reasonably likely, that we would cancel a purchase order that we have executed. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, we have no basis to estimate any future liability under these agreements.

(2)	Assumes the mandatory redemption will occur more than five years from July 2, 2010.

(3)	The dividend rate is 12% and assumes no redemptions for five years from July 2, 2010.

Commercial Commitments

We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit and other arrangements with financial institutions and insurers primarily relating to the guarantee of future performance on certain tenders and contracts to provide products and services to customers. As of July 2, 2010, we had commercial commitments on outstanding surety bonds, standby letters of credit, guarantees and other arrangements, as follows:

	Expiration of Commitments by Fiscal Year
	Total	2011	2012	2013	After 2013
	(In millions)

Standby letters of credit used for:
Bids	$1.0	$1.0	$—	$—	$—
Down payments	1.4	1.3	—	—	0.1
Performance	9.4	4.2	5.1	0.1	—
Warranty	—	—	—	—	—

	11.8	6.5	5.1	0.1	0.1
Surety bonds used for:
Bids	0.3	0.3	—	—	—
Warranty	0.3	0.1	0.1	—	0.1
Payment guarantees	0.3	0.3	—	—	—
Performance	66.6	66.6	—	—	—

	67.5	67.3	0.1	—	0.1

Total commitments	$79.3	$73.8	$5.2	$0.1	$0.2

During fiscal year 2011, we expect to spend approximately $12.0 million to $13.0 million for capital expenditures.

We currently believe that existing cash and cash equivalents, funds generated from operations and access to our credit facility will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for the next 12 months and the foreseeable future.

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

Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of July 2, 2010, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.

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

We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments or forecasted transactions. We also enter into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the balance sheet; these are not designated as hedging instruments. Accordingly, changes in the fair value of hedges of recorded balance sheet positions are recognized immediately in cost of product sales on the consolidated statements of operations together with the transaction gain or loss from the hedged balance sheet position.

Substantially all derivatives outstanding as of July 2, 2010 are designated as cash flow hedges or non-designated hedges of recorded balance sheet positions. All derivatives are recognized on the balance sheet at their fair value. The total notional amount of outstanding derivatives as of July 2, 2010 was $41.9 million, of which $10.2 million were designated as cash flow hedges and $31.7 million were not designated as cash flow hedging instruments.

A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of July 2, 2010 would have an impact of approximately $2.8 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

As of July 2, 2010, we had 41 foreign currency forward contracts outstanding with a total net notional amount of $14.1 million consisting of 13 different currencies, primarily the Canadian dollar, Euro, Philippine peso, Polish zloty, Singapore dollar and Republic of South Africa rand.

Following is a summary by currency of the contract net notional amounts grouped by the underlying foreign currency as of July 2, 2010:

	Contract
	Amount
	(Local			Contract
	Currency)			Amount
				(USD)
	(In millions)

Canadian dollar (“CAD”) net contracts to receive (pay) USD	(CAD	)	3.4	$3.2
Euro (“EUR”) net contracts to receive (pay) USD	(EUR	)	(2.9)	$(3.5)
Philippine peso (“PHP”) net contracts to receive (pay) USD	(PHP	)	(136.3)	$(3.0)
Polish zloty (“PLN”) net contracts to receive (pay) USD	(PLN	)	28.6	$8.6
Singapore dollar (“SGD”) net contracts to receive (pay) USD	(SGD	)	2.9	$2.1
Republic of South Africa rand (“ZAR”) net contracts to receive (pay) USD	(ZAR	)	31.2	$4.1
All other currencies net contracts to receive (pay) USD				$2.6

Total of all currencies				$14.1

As of July 3, 2009, we had 40 foreign currency forward contracts outstanding with a total net notional amount of $29.2 million consisting of 14 different currencies, primarily the Australian dollar, Canadian dollar, Euro and Polish zloty. Following is a summary by currency of the contract net notional amounts grouped by the underlying foreign currency as of July 3, 2009:

	Contract Amount			Contract
	(Local Currency)			Amount
				(USD)
	(In millions)

Australian dollar (“AUD”) net contracts to receive (pay) USD	(AUD	)	10.8	$8.6
Canadian dollar (“CAD”) net contracts to receive (pay) USD	(CAD	)	(5.7)	$(5.0)
Euro (“EUR”) net contracts to receive (pay) USD	(EUR	)	10.4	$14.6
Polish zloty (“PLN”) net contracts to receive (pay) USD	(PLN	)	31.2	$9.6
All other currencies net contracts to receive (pay) USD				$1.4

Total of all currencies				$29.2

The following table presents the fair value of derivative instruments included within our Consolidated Balance Sheet as of July 2, 2010.

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)

Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$0.1	Other current liabilities	$0.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	—	Other current liabilities	—

Total derivatives		$0.1		$0.1

The following table presents the fair value of derivative instruments included within our Consolidated Balance Sheet as of July 3, 2009:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)

Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$0.2	Other current liabilities	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$0.9	Other current liabilities	$0.9

Total derivatives		$1.1		$0.9

The following table presents the amounts of gains (losses) from cash flow hedges recorded in Other Comprehensive (Loss) Income, the amounts transferred from Other Comprehensive (Loss) Income and recorded in Revenue and Cost of Products Sold, and the amounts associated with excluded time value and hedge ineffectiveness during fiscal 2010 and 2009 (in millions):

Locations of Gains (Losses) Recorded from Derivatives Designated as Cash Flow Hedges	2010	2009
	(In millions)

Amount of gain (loss) of effective hedges recognized in Other Comprehensive Income	$0.6	$2.6
Amount of gain (loss) of effective hedges reclassified from Other Comprehensive Income into:
Revenue	$(0.2)	$2.6
Cost of Products Sold	$0.2	$—
Amount recorded into Cost of Products Sold associated with excluded time value	$0.2	$—
Amount recorded into Cost of Products Sold due to hedge ineffectiveness	$0.1	$—

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term debt borrowings.

Exposure on Cash Equivalents

We do not use derivative financial instruments in our short-term investment portfolio. We invest in high-credit quality issues and, by policy, limit the amount of credit exposure to any one issuer and country. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The portfolio is also designed to ensure that funds are readily available as needed to meet our liquidity needs. This policy reduces the potential need to sell securities in order to meet liquidity needs and therefore the potential effect of changing market rates on the value of securities sold.

We had $141.7 million in total cash and cash equivalents as of July 2, 2010. Cash equivalents totaled $81.3 million as of July 2, 2010.

The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents held as of July 2, 2010 was one day, and these investments had an average yield of 0.23% per annum. A 10% change in interest rates on our cash and cash equivalents is not expected to have a material impact on our financial position, results of operations or cash flows.

Cash equivalents have been recorded at fair value on our balance sheet.

Exposure on Borrowings

During fiscal 2010, borrowings under our $70 million revolving credit facility incurred interest under the London Interbank Offered Rate (“LIBOR”) plus 1.25% to 1.50%. As of July 2, 2010, our weighted average interest rate was 2.48%. During fiscal 2010, we had between $5 million and $15 million of short-term borrowings outstanding under the credit facility. We recorded total interest expense on these borrowings of $0.2 million during fiscal 2010. A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations or cash flows since interest on our short-term debt is not material to our overall financial position.

Impact of Foreign Exchange

Approximately 16% of our international business was transacted in non U.S. dollar currency environments in fiscal 2010 compared with 21% in fiscal 2009. The impact of translating the assets and liabilities of foreign operations to U.S. dollars is included as a component of stockholders’ equity. As of July 2, 2010, the cumulative translation adjustment decreased stockholders’ equity by $2.9 million compared with a decrease of $4.4 million as of July 3, 2009. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us.

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

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Inventory Valuation and Provision for Excess and Obsolete Inventory Losses

•	Long-Lived Assets

•	Income Taxes and Tax Valuation Allowances

In some cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors.

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our significant accounting policies are more fully described in “Note B — “Significant Accounting Policies and New Accounting Pronouncements” in the Notes to Consolidated Financial Statements. In preparing our financial statements and accounting for the underlying transactions and balances, we apply those accounting policies. We consider the estimates discussed below as critical to an understanding of our financial statements because their application places the most significant demands on our judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.

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

In October 2009, the FASB ratified ASC Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 amends existing revenue recognition accounting standards that are currently within the scope of FASB ASC, Subtopic 605-25, which is the revenue recognition guidance for multiple-element arrangements. ASU 2009-13 provides for three significant changes to the existing multiple element revenue recognition guidance as follows:

•	Deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement. This may result in more deliverables being treated as separate units of accounting.

•	Modifies the manner in which the arrangement consideration is allocated to the separately identified deliverables. ASU 2009-13 requires an entity to allocate revenue in an arrangement using its best estimate of selling prices (ESP) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE), if VSOE is not available. Each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means (VSOE or TPE) to determine the selling price of that deliverable. The arrangement consideration is allocated based on the elements’ relative selling prices.

•	Eliminates use of the residual method and requires an entity to allocate revenue using the relative selling price method, which results in the discount in the transaction being evenly allocated to the separate units of accounting.

Concurrently with issuing ASU 2009-13, the FASB also issued ASU No. 2009-14, Certain Revenue arrangements that Include Software Elements (ASU 2009-14). ASU 2009-14 excludes software that is contained on a tangible product from the scope of software revenue guidance if the software component and the non-software component function together to deliver the tangible products’ essential functionality.

As permitted by ASU 2009-13 and ASU 2009-14, we elected to early adopt these new accounting standards at the beginning of our first quarter of fiscal 2010 on a prospective basis for transactions originating or materially modified on or after July 4, 2009.

Under our revenue recognition policy before and after the adoption of ASU 2009-13 and ASU 2009-14, revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. Contracts and customer purchase orders are generally used to determine the existence of an arrangement.

•	Delivery has occurred. Shipping documents and customer acceptance, when applicable, are used to verify delivery.

•	The fee is fixed or determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

•	Collectibility is reasonably assured. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

We often enter into multiple contractual agreements with the same customer. Such agreements are reviewed to determine whether they should be evaluated as one arrangement. If an arrangement, other than a long-term contract, requires the delivery or performance of multiple deliverables or elements, we determine whether the individual elements represent “separate units of accounting”. In accordance with ASC 605-25 (as amended by ASU 2009-13), based on the terms and conditions of the product arrangements, we believe that our products and services can be accounted for separately as our products and services have value to our customers on a stand-alone basis. Accordingly, services not yet performed at the time of product shipment are deferred based on their relative selling price and recognized as revenue as such services are performed. The relative selling price of any undelivered products is also deferred at the time of shipment and recognized as revenue when these products are delivered. There is generally no customer right of return in our sales agreements. The sequence for typical multiple element arrangements: we deliver our products, perform installation services and then provide post-contract support services. The new revenue recognition standards do not generally change the units of accounting for our revenue transactions.

VSOE of fair value is based on the price charged when the element is sold separately. Under the new accounting standards, for multiple element arrangements, if VSOE cannot be established, we establish, where available, the selling price based on TPE. TPE is determined based on evidence of competitor pricing for similar deliverables when sold separately. When we cannot determine VSOE or TPE, we uses ESP in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would typically transact a stand-alone sale of the product or service. ESP is determined by considering a number of factors including our pricing policies, internal costs and gross margin objectives, method of distribution, information gathered from experience in customer negotiations, market research and information, recent technological trends, competitive landscape and geographies. We regularly review VSOE, TPE and ESP and maintain internal controls over the establishment and updates of these estimates.

Prior to the adoption of ASU 2009-13 and ASU 2009-14, we recognized the revenue associated with each unit of accounting separately. If sufficient evidence of fair value could be established for all the elements of an arrangement, we allocated revenue to each element in the arrangement based on the relative fair value of each element and recognized that allocated revenue when each element met the criteria discussed above. However, we generally did not have sufficient evidence of the fair value for all elements of our arrangements, but we generally did have sufficient evidence of the fair value of the undelivered elements in our arrangements. In these cases, we allocated revenue using the residual method in which we deferred the fair value of the undelivered elements and allocated the remaining arrangement consideration to the delivered elements. If an arrangement involved the delivery of multiple items of the same elements that are only partially delivered at the end of a reporting period, revenue was allocated proportionately between the delivered and undelivered items.

Some of our products have both software and non-software components that function together to deliver the product’s essential functionality. We had previously determined that except for our WiMAX products, the software element in its other products was incidental in accordance with the software revenue recognition rules. Accordingly, these other products were not within the scope of the software revenue recognition rules, ASC 985-605, Software Revenue Recognition (formerly SOP 97-2). We determined that given the significance of the software component’s functionality to its WiMAX products, these products were within the scope of the software revenue recognition rules.

ASC 985-605 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on their relative VSOE of fair values of the elements. We had not been able to establish VSOE for any of our WiMAX products or services. Thus, in accordance with ASC 985-605, all revenue was deferred until all elements of the arrangement have been delivered for all arrangements entered into prior to fiscal 2010.

In connection with its adoption of ASU 2009-13 and ASU 2009-14, we re-evaluated the appropriate revenue recognition treatment of our products and determined that the WiMAX products are scoped out of ASC 985-605 because the software and non-software elements substantively contribute to the tangible product’s essential functionality and we would not sell the tangible products without the embedded software.

The impact of adopting ASU 2009-13 and ASU 2009-14 in fiscal 2010 was $7.9M, which was primarily related to the WiMAX business. This difference is due to the fact that we have not established VSOE for any WiMAX products under the previous guidance and thus would not have been able to recognize any revenue for any portion of these arrangements until all elements had been delivered. We cannot reasonably estimate the effect of adopting ASU 2009-13 and ASU 2009-14 on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

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

For revenue recognition from the sale of software or products which have software which is more than incidental to the product as a whole, the entire fee from the arrangement is allocated to each of the elements based on the individual element’s fair value, which must be based on vendor specific objective evidence of the fair value (“VSOE”). If VSOE can be established for the undelivered elements of an arrangement, we recognize revenue following the residual method. If VSOE cannot be established for the undelivered elements of an arrangement, we defer revenue until the earlier of delivery, or fair value of the undelivered element exists, unless the undelivered element is a service, in which the entire arrangement fee is recognized ratably over the period during which the services are expected to be performed.

Inventory Valuation and Provisions for Excess and Obsolete Losses

Our inventory has been valued at the lower of cost or market. We balance the need to maintain prudent inventory levels to ensure competitive delivery performance with the risk of excess or obsolete inventory due to changing technology and customer requirements. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand, anticipated end of product life and production requirements. The review of excess and obsolete inventory primarily relates to the microwave business segments. Several factors may influence the sale and use of our inventories, including decisions to exit a product line, technological change and new product development. These factors could result in a change in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may be overstated or understated. In the future, if we determine that our inventory is overvalued, we would be required to recognize such costs in cost of product sales and services in our Statement of Operations at the time of such determination. In the case of goods which have been written down below cost at the close of a fiscal year, such reduced amount is considered the cost for subsequent accounting purposes. We did not make any material changes in the valuation methodology during the past three fiscal years.

Long-Lived Assets

As of July 2, 2010, we have amounts on our Consolidated Balance Sheets of $6.2 million, $7.5 million and $37.6 million for Goodwill, Identifiable intangible assets and Property, plant and equipment.

During fiscal 2010, we recorded impairment charges of $63.2 million for identifiable intangible assets and $14.2 million for property, plant and equipment. We also reduced the remaining useful lives of our remaining $7.5 million of identifiable intangible assets to one to 5 years. During fiscal 2009, we recorded impairment charges of $279.0 million for goodwill and $32.6 million for the Stratex trade name. We did not record impairment losses for goodwill or identifiable intangible assets in fiscal 2008.

The fiscal 2010 impairment charges of our identifiable intangible assets were indicated by a decline in our market capitalization and recent and expected financial performance. The results of our impairment test indicated impairment related to certain amortizable intangible assets (developed technology and customer relationships), since the estimated undiscounted cash flows for these assets were less than their respective carrying values. The undiscounted cash flow and fair value calculations related to the developed technology were estimated based on a relief-from-royalty method, and the calculations related to the customer relationships were estimated based on an excess earnings method considering future sales and operating costs.

The property, plant and equipment impairment charges consisted of $5.5 million on our manufacturing facility and idle equipment in San Antonio, Texas, $7.9 million from an impairment review process and $0.8 million for software. The San Antonio impairment charge resulted from our plan to converge our products onto a single platform by the end of fiscal year 2010 and is included in “Charges for product transition” within “Cost of products sales and services” on our Consolidated Statement of Operations. The impairments from our impairment review process and software are included in “Property, plant and equipment impairment charges” on our Consolidated Statement of Operations.

We account for business combinations using the purchase method of accounting which means we record the assets acquired and liabilities assumed at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill.

Valuation of intangible assets and in-process research and development requires significant estimates and assumptions including, but not limited to, determining the timing and expected costs to complete development projects, estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the successful completion of development projects, continuation of customer relationships and renewal of customer contracts.

We review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant negative industry or economic trends, including a lack of recovery in the market price of our common stock, disruptions to our business, unexpected significant changes or planned changes in the use of the intangible assets, and mergers and acquisitions could result in the need to reassess the fair value of our assets and liabilities which could lead to an impairment charge for any of our intangible assets or goodwill. The value of our indefinite lived intangible assets and goodwill could also be impacted by future adverse changes such as any future declines in our operating results, a significant slowdown in the worldwide economy and the microwave industry or any failure to meet the performance projections included in our forecasts of future operating results.

We have two reporting units, consisting of our North America segment and International segment. Goodwill is tested for impairment annually during the fourth quarter of our fiscal year using a two-step process. First, we determine if the carrying amount of any of our reporting units exceeds its fair value (determined using an analysis of a combination of projected discounted cash flows and market multiples based on revenue and earnings before interest, taxes, depreciation and amortization), which would indicate a potential impairment associated with that reporting unit. If we determine that a potential impairment exists, we then compare the implied fair value associated with the respective reporting unit, to its carrying amount to determine if there is an impairment loss.

Evaluations of impairment involve management estimates of asset useful lives, future cash flows and discount rates. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period.

We evaluate other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. If impairment exists, the impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of cash flows from other asset groups.

Our estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The actual cash flows realized from these assets may vary significantly from our estimates due to increased competition, changes in technology, fluctuations in demand, consolidation of our customers, reductions in average selling prices and other factors. Assumptions underlying future cash flow estimates are therefore subject to significant risks and uncertainties. Note C — Goodwill and Identifiable Intangible Assets and Note G — Property, Plant and Equipments provide additional information.

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

Impact of Recently Issued Accounting Pronouncements

There are no accounting pronouncements that have recently been issued but have not yet been implemented by us that would have a material impact on our financial statements.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Aviat Networks, Inc. (formerly Harris Stratex Networks, Inc.)

We have audited the accompanying consolidated balance sheets of Aviat Networks, Inc. as of July 2, 2010 and July 3, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended July 2, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aviat Networks, Inc. at July 2, 2010 and July 3, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 2, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, in the year ended July 2, 2010, Aviat Networks, Inc. changed its method of accounting for revenue recognition for arrangements with multiple deliverables.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aviat Networks, Inc.’s internal control over financial reporting as of July 2, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 9, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
September 9, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Aviat Networks, Inc. (formerly Harris Stratex Networks, Inc.)

We have audited Aviat Networks, Inc.’s internal control over financial reporting as of July 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aviat Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Aviat Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 2, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aviat Networks, Inc. as of July 2, 2010 and July 3, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended July 2, 2010 of Aviat Networks, Inc. and our report dated September 9, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
September 9, 2010

AVIAT NETWORKS, INC. (FORMERLY HARRIS STRATEX NETWORKS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	July 2,	July 3,	June 27,
	2010	2009	2008
	(In millions, except per share amounts)

Revenue from product sales and services:
Revenue from product sales	$370.0	$539.0	$595.2
Revenue from services	108.9	140.9	123.2

Total revenue from product sales and services	478.9	679.9	718.4
Cost of product sales and services:
Cost of product sales	(247.9)	(362.0)	(433.2)
Cost of services	(72.5)	(106.2)	(87.9)
Charges for product transition	(16.9)	(29.8)	—
Amortization of purchased technology	(8.2)	(7.5)	(7.1)

Total cost of product sales and services	(345.5)	(505.5)	(528.2)

Gross margin	133.4	174.4	190.2
Research and development expenses	(41.1)	(40.4)	(46.1)
Selling and administrative expenses	(141.0)	(138.3)	(141.4)
Acquired in-process research and development	—	(2.4)	—
Amortization of identifiable intangible assets	(5.6)	(5.6)	(7.1)
Property, plant and equipment impairment charges	(8.7)	(3.2)	—
Restructuring charges	(7.1)	(8.2)	(9.3)
Goodwill impairment charges	—	(279.0)	—
Intangible assets and trade name impairment charges	(63.2)	(32.6)	—

Operating loss	(133.3)	(335.3)	(13.7)
Other income	1.2	—	—
Interest income	0.3	0.9	2.4
Interest expense	(2.2)	(2.8)	(2.6)

Loss before provision for or benefit from income taxes	(134.0)	(337.2)	(13.9)
(Provision for) benefit from income taxes	3.8	(17.8)	2.0

Net loss	$(130.2)	$(355.0)	$(11.9)

Net loss per share of Common Stock (Note 1):
Basic and diluted	$(2.19)	$(6.05)	$(0.20)
Basic and diluted weighted average shares outstanding	59.4	58.7	58.4

(1)	In fiscal years 2009 and 2008, we had Class A and Class B shares of common stock outstanding. The net loss per common share amounts were the same for Class A and Class B during fiscal years 2009 and 2008 because the holders of each class were legally entitled to equal per share distributions whether through dividends or in liquidation. There were no shares of Class B common stock outstanding during fiscal year 2010. Effective November 19, 2009, under a change to our certificate of incorporation approved by shareholders, all shares of our Class A common stock were reclassified on a one-to-one basis to shares of Common Stock without a class designation; we no longer have Class A or Class B common stock authorized, issued or outstanding.

See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC. (FORMERLY HARRIS STRATEX NETWORKS, INC.)
CONSOLIDATED BALANCE SHEETS

	July 2, 2010	July 3, 2009
	(In millions, except share and par value amounts)

ASSETS
Current Assets
Cash and cash equivalents	$141.7	$136.8
Short-term investments	—	0.3
Receivables	104.8	142.9
Unbilled costs	30.2	27.8
Inventories	73.5	98.6
Other current assets	22.3	29.7

Total current assets	372.5	436.1
Long-Term Assets
Property, plant and equipment	37.6	57.4
Goodwill	6.2	3.2
Identifiable intangible assets	7.5	84.1
Capitalized software	8.4	9.3
Non-current portion of notes receivable	—	0.4
Non-current deferred income taxes	13.1	8.0
Other assets	1.7	1.7

Total long-term assets	74.5	164.1

Total assets	$447.0	$600.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$5.0	$10.0
Accounts payable	58.6	69.6
Accrued compensation and benefits	14.5	16.6
Other accrued expenses	45.3	54.9
Advance payments and unearned income	37.2	37.3
Restructuring liabilities	6.0	5.3
Current portion of long-term capital lease obligations	—	0.7

Total current liabilities	166.6	194.4
Long-Term Liabilities
Long-term portion of capital lease obligations	—	1.1
Restructuring and other long-term liabilities	2.7	3.2
Redeemable preference shares	8.3	8.3
Reserve for uncertain tax positions	5.6	4.4
Deferred income taxes	0.6	0.9

Total Liabilities	183.8	212.3
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; issued and outstanding 59,400,059 shares as of July 2, 2010 and 58,903,177 shares as of July 3, 2009	0.6	0.6
Additional paid-in-capital	786.5	783.2
Accumulated deficit	(521.3)	(391.1)
Accumulated other comprehensive loss	(2.6)	(4.8)

Total Stockholders’ Equity	263.2	387.9

Total Liabilities and Stockholders’ Equity	$447.0	$600.2

See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC. (FORMERLY HARRIS STRATEX NETWORKS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	July 2,	July 3,	June 27,
	2010	2009	2009
	(In millions)

Operating Activities
Net loss	$(130.2)	$(355.0)	$(11.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of identifiable intangible assets acquired	13.8	13.8	13.9
Depreciation and amortization of property, plant and equipment and capitalized software	21.9	24.3	19.8
Goodwill impairment charges	—	279.0	—
Trade name impairment charges	—	32.6	—
Intangible assets impairment charges	63.2	—	—
Property, plant and equipment impairment charges	7.9	—	—
Non-cash share-based compensation expense	3.2	2.8	6.4
Charges for product transition and inventory mark-downs	13.5	29.3	14.7
Deferred income tax expense (benefit)	4.2	16.0	(7.5)
Non-cash other income	(1.2)	—	—
Acquired in-process research and development	—	2.4	—
Decrease in fair value of warrant liability	—	(0.6)	(3.3)
Changes in operating assets and liabilities, net of effects from acquisitions:
Receivables	38.5	61.1	(13.7)
Unbilled costs and inventories	14.6	(9.6)	15.9
Accounts payable and accrued expenses	(20.1)	(18.7)	1.3
Advance payments and unearned income	(0.1)	7.2	7.8
Other assets and liabilities, net	(0.9)	(13.3)	(3.4)

Net cash provided by operating activities	28.3	71.3	40.0

Investing Activities
Cash payments for Telsima acquisition, net of $1.1 million acquisition costs and cash acquired	(4.2)	(4.3)	—
Proceeds from sale of property, plant and equipment	5.4	—	—
Purchases of short-term investments	—	(1.2)	(9.2)
Sales and maturities of short-term investments	0.3	4.0	26.6
Additions of property, plant and equipment	(17.9)	(15.8)	(9.2)
Additions of capitalized software	(2.9)	(5.8)	(10.3)

Net cash used in investing activities	(19.3)	(23.1)	(2.1)

Financing Activities
Proceeds from issuance of short-term debt	6.3	10.0	1.2
Payments on short-term debt	(11.3)	—	(2.4)
Payments on long-term debt	—	(9.8)	(10.7)
Payments on long-term capital lease obligations	(0.4)	(1.3)	(3.7)
Proceeds from exercise of stock options	0.1	—	1.5
Excess tax benefits from share-based compensation	—	—	0.7

Net cash used in financing activities	(5.3)	(1.1)	(13.4)

Effect of exchange rate changes on cash and cash equivalents	1.2	(5.3)	1.3

Net increase in cash and cash equivalents	4.9	41.8	25.8
Cash and cash equivalents, beginning of year	136.8	95.0	69.2

Cash and cash equivalents, end of year	$141.7	$136.8	$95.0

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$2.2	$2.8	$2.7
Income taxes	$(3.6)	$2.6	$2.2

See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC. (FORMERLY HARRIS STRATEX NETWORKS, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE LOSS

						Accumulated
		Common	Common	Additional		Other	Total
	Common	Stock	Stock	Paid-in	Accumulated	Comprehensive	Stockholders’
	Stock	Class A	Class B	Capital	Deficit	(Loss) Income	Equity
	(In millions)

Balance as of June 29, 2007	$—	$0.3	$0.3	$770.0	$(24.2)	$—	$746.4
Net loss	—	—	—	—	(11.9)	—	(11.9)
Foreign currency translation gain	—	—	—	—	—	4.1	4.1
Net unrealized loss on hedging activities	—	—	—	—	—	(0.3)	(0.3)

Comprehensive loss							(8.1)
Adjustment to capital from Harris Corporation	—	—	—	1.3	—	—	1.3
Proceeds from employee stock option exercises (129,038 shares)	—	—	—	1.5	—	—	1.5
Stock option tax benefits	—	—	—	0.7	—	—	0.7
Compensatory stock awards (73,740 shares)	—	—	—	6.4	—	—	6.4

Balance as of June 27, 2008	—	0.3	0.3	779.9	(36.1)	3.8	748.2
Net loss	—	—	—	—	(355.0)	—	(355.0)
Foreign currency translation loss	—	—	—	—	—	(8.5)	(8.5)
Net unrealized loss on hedging activities	—	—	—	—	—	(0.1)	(0.1)

Comprehensive loss							(363.6)
Adjustment to capital from Harris Corporation	—	—	—	0.5	—	—	0.5
Proceeds from employee stock option exercises (688 shares)	—	—	—	—	—	—	—
Conversion of 32,913,377 Class B shares to Class A shares	—	0.3	(0.3)	—	—	—	—
Compensatory stock awards (432,978 shares)	—	—	—	2.8	—	—	2.8

Balance as of July 3, 2009	—	0.6	—	783.2	(391.1)	(4.8)	387.9
Net loss	—	—	—	—	(130.2)	—	(130.2)
Foreign currency translation gain	—	—	—	—	—	1.5	1.5
Net unrealized gain on hedging activities	—	—	—	—	—	0.7	0.7

Comprehensive loss							(128.0)
Reclassification of Class A shares to Common Stock	0.6	(0.6)	—	—	—	—	—
Proceeds from employee stock option exercises (17,399 shares)	—	—	—	0.1	—	—	0.1
Compensatory stock awards (479,483 shares)	—	—	—	3.2	—	—	3.2

Balance as of July 2, 2010	$0.6	$—	$—	$786.5	$(521.3)	$(2.6)	$263.2

See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC. (FORMERLY HARRIS STRATEX NETWORKS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 2, 2010 AND JULY 3, 2009 AND
FOR EACH OF THE THREE FISCAL YEARS IN THE PERIOD ENDED JULY 2, 2010

Note A —	Basis of Presentation and Nature of Operations

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

Aviat Networks, Inc. may be referred to as the “Company,” “AVNW,” “Aviat Networks,” “we,” “us” and “our” in these Notes to Consolidated Financial Statements.

Basis of Presentation — The consolidated financial statements include the accounts of Aviat Networks and its wholly-owned and majority owned subsidiaries. Significant intercompany transactions and accounts have been eliminated.

Our fiscal year ends on the Friday nearest calendar June 30. This was July 2 for fiscal 2010, July 3 for fiscal 2009 and June 27 for fiscal 2008. Fiscal year 2009 included 53 weeks and fiscal years 2010 and 2008 each included 52 weeks. In these Notes to Consolidated Financial Statements, we refer to our fiscal years as “fiscal 2010,” “fiscal 2009” and “fiscal 2008.”

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

For fiscal 2009 and 2008 and as of July 3, 2009, these reclassifications from the previously disclosed line item to the current presentation included:

Consolidated Statement of Operations (fiscal 2009 and 2008):

•	Revenue from product sales with Harris to Revenue from product sales ($6.0 million and $3.5 million); Cost of product sales with Harris to Cost of product sales ($2.4 million and $1.3 million); Cost of sales billed from Harris to Cost of product sales ($0.9 million and $4.8 million); Selling and administrative expenses with Harris to Selling and administrative expenses ($5.5 million and $7.0 million)

Consolidated Balance Sheet as of July 3, 2009:

•	Current portion of long-term capital lease obligation to Harris of $0.5 million to Other accrued expenses; Due from Harris Corporation of $3.0 million to Other current assets; Long-term portion of capital lease obligation to Harris of $0.8 million to Other assets and liabilities, net

Consolidated Statement of Cash Flows (fiscal 2009 and 2008):

•	Changes in operating assets and liabilities, Due to Harris to changes in Restructuring liabilities and other ($19.9 million and $0.4 million).

Out of Period Adjustment — During the closing of our books for the first quarter of fiscal 2010, we determined the need for an out-of-period adjustment in the classification of revenue on our fiscal 2009 Consolidated Statement of Operations between the line items of “Revenue from services” and “Revenue from product sales” and in the classification of cost of sales between “Cost of services” and “Cost of product sales.” This reclassification had no impact on gross margin. For fiscal 2009, the impact of this reclassification increased “Revenue from services” by

$26.5 million, decreased “Revenue from product sales” by $26.5 million, increased “Cost of services” by $24.8 million and decreased “Cost of product sales” by $24.8 million.

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

Estimates affect significant items, including the following:

•	Revenue recognition

•	Provision for doubtful accounts

•	Inventory valuation

•	Fair value of goodwill and intangible assets

•	Valuation allowances for deferred tax assets

•	Uncertainties in income taxes

•	Software development costs

•	Restructuring obligations

•	Product warranty obligations

•	Share-based awards

•	Contingencies

•	Useful lives of intangible assets, property, plant and equipment

Cash, Cash Equivalents and Short-Term Investments

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

As of July 2, 2010, all of our high-quality marketable debt securities were classified as cash equivalents. Short-term investments as of July 3, 2009 consisted of one corporate note and its fair value of $0.3 million approximated cost. This short-term investment had a maturity date of July 15, 2009. Realized gains and losses on short-term investments are recorded in selling and administrative expenses and were not significant during fiscal 2010, 2009 and 2008.

See Note D — Fair Value Measurements of Assets and Liabilities for additional information.

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

To comply with requests from our customers for payment terms, we often accept letters of credit with payment terms of up to one year or more, which we then discount with various financial institutions. Under these arrangements, collection risk is fully transferred to the financial institutions. We record the cost of discounting these letters of credit as interest expense. During fiscal 2010, 2009 and 2008 we discounted customer letters of credit totaling $91.1 million, $84.7 million and $65.1 million and recorded related interest expense of $0.7 million, $1.0 million and $0.2 million.

During fiscal 2010, 2009 and 2008, we had one International segment customer in Africa (Mobile Telephone Networks or MTN) that accounted for 17%, 17% and 13% of our total revenue. As of July 2, 2010 and July 3, 2009, MTN accounted for approximately 7% and 6% of our accounts receivable.

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash equivalents, marketable debt securities, trade accounts receivable and financial instruments used in foreign currency hedging activities. We invest our excess cash primarily in prime money market funds, certificates of deposit, commercial paper and corporate notes. We are exposed to credit risks related to such investments in the event of default or decrease in credit-worthiness of the issuers of the investments. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable, as the majority of our customers are large, well-established companies. We maintain reserves for potential credit losses, but historically have not experienced any significant losses related to any particular geographic area since our business is not concentrated within any particular geographic region. Our customers are primarily in the telecommunications industry, so our accounts receivable are concentrated within one industry and exposed to concentrations of credit risk within that industry.

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

Inventories

Inventories are valued at the lower of cost (determined by average cost and first-in, first-out methods) or market. We regularly review inventory quantities on hand and record adjustments to reduce the cost of inventory for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. Inventory adjustments are measured as the difference between the cost of the inventory and estimated market value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis. See Note F — Inventories for additional information.

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

We use minimum recognition thresholds to establish tax positions to be recognized in the financial statements. We use a two-step process to determine the amount of tax benefit to be recognized. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. See Note O — Income Taxes, for additional information.

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost less accumulated depreciation and amortization. We capitalize costs of software, consulting services, hardware and other related costs incurred to purchase or develop internal-use software. We expense costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the remaining current lease term, or estimated life, if shorter.

Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets or any applicable lease term. The useful lives of the assets are generally as follows:

Buildings and leasehold improvements	2 to 45 years
Software developed for internal use	3 to 5 years
Machinery and equipment	2 to 10 years

Expenditures for maintenance and repairs are charged to expense as incurred. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts, and the gain or loss is reflected in the Consolidated Statements of Operations. Note G — Property, Plant and Equipment provides additional information.

Goodwill, Identifiable Intangible Assets and Impairment of Long-Lived Assets

We account for business combinations using the purchase method of accounting which means we record the assets acquired and liabilities assumed at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill.

Valuation of intangible assets and in-process research and development requires significant estimates and assumptions including, but not limited to, determining the timing and expected costs to complete development projects, estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the successful completion of development projects, continuation of customer relationships and renewal of customer contracts.

Intangible assets with an indefinite life are not amortized until their life is determined to be finite, and all other intangible assets must be amortized over their estimated useful lives.

Goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are tested for impairment at the reporting unit level at least annually in the fourth quarter of our fiscal year. However, we review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant negative industry or economic trends, including a lack of recovery in the market price of our common stock, disruptions to our business, unexpected significant changes or planned changes in the use of the intangible assets, and mergers and acquisitions could result in the need to reassess the fair value of our assets and liabilities which could lead to an impairment charge for any of our intangible assets or goodwill. The value of our indefinite lived intangible assets and goodwill could also be impacted by future adverse changes such as any future declines in our operating results, a significant slowdown in the worldwide economy and the microwave industry or any failure to meet the performance projections included in our forecasts of future operating results.

We have two reporting units, consisting of our North America segment and International segment. Goodwill is tested for impairment annually during the fourth quarter of our fiscal year using a two-step process. First, we determine if the carrying amount of any of our reporting units exceeds its fair value (determined using an analysis of a combination of projected discounted cash flows and market multiples based on revenue and earnings before interest, taxes, depreciation and amortization), which would indicate a potential impairment associated with that reporting unit. If we determine that a potential impairment exists, we then compare the implied fair value associated with the respective reporting unit, to its carrying amount to determine if there is an impairment loss.

Evaluations of impairment involve management estimates of asset useful lives and future cash flows. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period which could result in charges that are material to our results of operations.

We evaluate other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. If impairment exists, the impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of cash flows from other asset groups.

Our estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The actual cash flows realized from these assets may vary significantly from our estimates due to increased competition, changes in technology, fluctuations in demand, consolidation of our customers, reductions in average selling prices and other factors. Assumptions underlying future cash flow estimates are therefore subject to significant risks and uncertainties. Note C — Goodwill and Identifiable Intangible Assets and Note G — Property, Plant and Equipments provide additional information.

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

Amortization is calculated on a product-by-product basis as the greater of the amount computed using (i) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product; or (ii) the straight-line method over the remaining economic life of the product. At each balance sheet date, the unamortized capitalized cost of each computer software product is compared to the net realizable value of that product. If an amount of unamortized capitalized costs of a computer software product is found to exceed the net realizable value of that asset, such amount will be written off. The net realizable value is the estimated future gross revenue from that product reduced by the estimated future costs of completing and deploying that product, including the costs of performing maintenance and customer support required to satisfy our responsibility set forth at the time of sale.

Total amortization expense related to capitalized software was $2.8 million, $3.4 million and $2.9 million in fiscal 2010, 2009 and 2008.

Other Accrued Expenses and Other Assets

No accrued liabilities or expenses within the caption “Other accrued expenses” on our Consolidated Balance Sheets exceed 5% of our total current liabilities as of July 2, 2010 or as of July 3, 2009. “Other accrued expenses” on our Consolidated Balance Sheets primarily includes accruals for sales commissions, warranties and severance. No current assets other than those already disclosed on the Consolidated Balance Sheets exceed 5% of our total current assets as of July 2, 2010 or as of July 3, 2009. No assets within the caption “Other assets” on the Consolidated Balance Sheets exceed 5% of total assets as of July 2, 2010 or as of July 3, 2009.

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

Our software license agreements generally include certain provisions for indemnifying customers against liabilities should our software products infringe a third party’s intellectual property rights. As of July 2, 2010, we had not incurred any material costs as a result of such indemnification and have not accrued any liabilities related to such obligations in our consolidated financial statements. See Note I — Accrued Warranties for additional information.

Operating Leases

We lease facilities and equipment under various operating leases. These lease agreements generally include rent escalation clauses, and many include renewal periods at our option. We recognize expense for scheduled rent increases on a straight-line basis over the lease term beginning with the date we take possession of the leased space. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the current lease term, or estimated life, if shorter.

Contingent Liabilities

We have unresolved legal and tax matters, as discussed further in Note O — Income Taxes and Note R — Legal Proceedings. We record a loss contingency as a charge to operations when (i) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements; and (ii) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both those conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. We expense all legal costs incurred to resolve regulatory, legal and tax matters as incurred.

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

Foreign Currency Translation

The functional currency of our subsidiaries located in the United Kingdom, Singapore, Mexico, Algeria and New Zealand is the U.S. dollar. Determination of the functional currency is dependent upon the economic environment in which an entity operates as well as the customers and suppliers the entity conducts business with. Changes in facts and circumstances may occur which could lead to a change in the functional currency of that entity. Accordingly, all of the monetary assets and liabilities of these subsidiaries are re-measured into U.S. dollars at the current exchange rate as of the applicable balance sheet date, and all non-monetary assets and liabilities are re-measured at historical rates. Income and expenses are re-measured at the average exchange rate prevailing during the period. Gains and losses resulting from the re-measurement of these subsidiaries’ financial statements are included in the Consolidated Statements of Operations.

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

Gains and losses resulting from foreign exchange transactions and translation of monetary assets and liabilities in non-functional currencies are included in “Cost of product sales and services” in the accompanying Consolidated Statements of Operations. Net foreign exchange (losses) gains recorded in our Consolidated Statements of Operations during fiscal 2010, 2009 and 2008 totaled $0.3 million, $(7.4) million and $(1.3) million.

Retirement Benefits

As of July 2, 2010, we provided retirement benefits to substantially all employees primarily through our defined contribution retirement plans. These plans have matching and savings elements. Contributions by us to these retirement plans are based on profits and employees’ savings with no other funding requirements. We may make additional contributions to the plan at our discretion.

Contributions to retirement plans are expensed as incurred. Retirement plan expense amounted to $2.8 million, $2.7 million and $3.8 million in fiscal 2010, 2009 and 2008.

Financial Guarantees, Commercial Commitments and Indemnifications

Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of July 2, 2010, we had no guarantees applicable to our debt arrangements. We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of July 2, 2010, we had commercial commitments of $79.3 million outstanding, none of which are accrued for in our Consolidated Balance Sheets.

Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our software products infringe the intellectual property rights of a third party. To date we have not received any notice that any customer is subject to an infringement claim arising from the use of our software products; we have not received any request to defend any customers from infringement claims arising from the use of our software products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of July 2, 2010, we had not recorded any liabilities related to these indemnifications.

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

In October 2009, the FASB ratified ASC Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 amends existing revenue recognition accounting standards that are currently within the scope of FASB ASC, Subtopic 605-25, which is the revenue recognition guidance for multiple-element arrangements. ASU 2009-13 provides for three significant changes to the existing multiple element revenue recognition guidance as follows:

•	Deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement. This may result in more deliverables being treated as separate units of accounting.

•	Modifies the manner in which the arrangement consideration is allocated to the separately identified deliverables. ASU 2009-13 requires an entity to allocate revenue in an arrangement using its best estimate of selling prices (ESP) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE), if VSOE is not available. Each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means (VSOE or TPE) to determine the selling price of that deliverable. The arrangement consideration is allocated based on the elements’ relative selling prices.

•	Eliminates use of the residual method and requires an entity to allocate revenue using the relative selling price method, which results in the discount in the transaction being evenly allocated to the separate units of accounting.

Concurrently with issuing ASU 2009-13, the FASB also issued ASU No. 2009-14, Certain Revenue arrangements that Include Software Elements (ASU 2009-14). ASU 2009-14 excludes software that is contained on a tangible product from the scope of software revenue guidance if the software component and the non-software component function together to deliver the tangible products’ essential functionality.

As permitted by ASU 2009-13 and ASU 2009-14, we elected to early adopt these new accounting standards at the beginning of its first quarter of fiscal 2010 on a prospective basis for transactions originating or materially modified on or after July 4, 2009.

Under our revenue recognition policy before and after the adoption of ASU 2009-13 and ASU 2009-14, revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. Contracts and customer purchase orders are generally used to determine the existence of an arrangement.

•	Delivery has occurred. Shipping documents and customer acceptance, when applicable, are used to verify delivery.

•	The fee is fixed or determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

•	Collectibility is reasonably assured. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

We often enter into multiple contractual agreements with the same customer. Such agreements are reviewed to determine whether they should be evaluated as one arrangement. If an arrangement, other than a long-term contract, requires the delivery or performance of multiple deliverables or elements, we determine whether the individual elements represent “separate units of accounting”. In accordance with ASC 605-25 (as amended by ASU 2009-13), based on the terms and conditions of the product arrangements, we believe that our products and services can be accounted for separately as our products and services have value to our customers on a stand-alone basis. Accordingly, services not yet performed at the time of product shipment are deferred based on their relative selling price and recognized as revenue as such services are performed. The relative selling price of any undelivered products is also deferred at the time of shipment and recognized as revenue when these products are delivered. There is generally no customer right of return in our sales agreements. The sequence for typical multiple element arrangements: we deliver our products, performs installation services and then provide post-contract support services. The new revenue recognition standards do not generally change the units of accounting for our revenue transactions.

VSOE of fair value is based on the price charged when the element is sold separately. Under the new accounting standards, for multiple element arrangements, if VSOE cannot be established, we establish, where available, the selling price based on TPE. TPE is determined based on evidence of competitor pricing for similar deliverables when sold separately. When we cannot determine VSOE or TPE, we use ESP in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would typically transact a stand-alone sale of the product or service. ESP is determined by considering a number of factors including our pricing policies, internal costs and gross margin objectives, method of distribution, information gathered from experience in customer negotiations, market research and information, recent technological trends, competitive landscape and geographies. We regularly review VSOE, TPE and ESP and maintain internal controls over the establishment and updates of these estimates.

Prior to the adoption of ASU 2009-13 and ASU 2009-14, we recognized the revenue associated with each unit of accounting separately. If sufficient evidence of fair value could be established for all the elements of an arrangement, we allocated revenue to each element in the arrangement based on the relative fair value of each element and recognized that allocated revenue when each element met the criteria discussed above. However, we generally did not have sufficient evidence of the fair value for all elements of our arrangements, but we generally did have sufficient evidence of the fair value of the undelivered elements in our arrangements. In these cases, we allocated revenue using the residual method in which we deferred the fair value of the undelivered elements and allocated the remaining arrangement consideration to the delivered elements. If an arrangement involved the delivery of multiple items of the same elements that are only partially delivered at the end of a reporting period, revenue was allocated proportionately between the delivered and undelivered items.

Some of our products have both software and non-software components that function together to deliver the product’s essential functionality. We previously determined that except for our WiMAX products, the software element in our other products was incidental in accordance with the software revenue recognition rules. Accordingly, these other products were not within the scope of the software revenue recognition rules, ASC 985-605, Software Revenue Recognition (formerly SOP 97-2). We had determined that given the significance of the software component’s functionality to our WiMAX products, these products were within the scope of the software revenue recognition rules.

ASC 985-605 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on their relative VSOE of fair values of the elements. We have not been able to establish VSOE for any of our WiMAX products or services. Thus, in accordance with ASC 985-605, all revenue was deferred until all elements of the arrangement have been delivered for all arrangements entered into prior to fiscal 2010.

In connection with its adoption of ASU 2009-13 and ASU 2009-14, we re-evaluated the appropriate revenue recognition treatment of our products and determined that the WiMAX products are scoped out of ASC 985-605 because the software and non-software elements substantively contribute to the tangible product’s essential functionality and we would not sell the tangible products without the embedded software.

The impact of adopting ASU 2009-13 and ASU 2009-14 did not have a material impact on any amounts previously reported for the first three quarters of fiscal 2010. The impact to the fourth quarter was $7.9M, which was primarily related to the WiMAX business. This difference is due to the fact that we have not established VSOE for any WiMAX products under the previous guidance and thus would not have been able to recognize any revenue for any portion of these arrangements until all elements had been delivered. We believe that the new guidance significantly improves the reporting of these types of transactions to more closely reflect the underlying economics of the transactions. We cannot reasonably estimate the effect of adopting ASU 2009-13 and ASU 2009-14 on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

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

For revenue recognition from the sale of software or products which have software which is more than incidental to the product as a whole, the entire fee from the arrangement is allocated to each of the elements based on the individual element’s fair value, which must be based on vendor specific objective evidence of the fair value (“VSOE”). If VSOE can be established for the undelivered elements of an arrangement, we recognize revenue following the residual method. If VSOE cannot be established for the undelivered elements of an arrangement, we defer revenue until the earlier of delivery, or fair value of the undelivered element exists, unless the undelivered element is a service, in which the entire arrangement fee is recognized ratably over the period during which the services are expected to be performed.

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

Net Loss per Share of Common Stock and Description of Shares Outstanding

We compute net loss per share of common stock using the two-class method. Basic net loss per share is computed using the weighted average number of common shares outstanding and unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) during the period. Such unvested share-based payment awards are considered to be participating securities.

During fiscal 2010, 2009 and 2008, we recorded a net loss, so the potential dilution from the assumed exercise of our stock options is anti-dilutive. Accordingly, our basic and diluted net loss per common share amounts are the same. Because the stock options’ exercise prices were greater than the average market price of our shares, the number of options excluded from the diluted loss per share calculations determined by applying the treasury stock method were not significant during fiscal 2010, 2009 and 2008.

From the time we acquired Stratex Networks, Inc. (“Stratex”) on January 26, 2007, Harris owned 32,913,377 shares or 100% of our Class B Common Stock which approximated 56% of the total shares of our common stock. On May 27, 2009 Harris effected a spin-off, in the form of a taxable pro rata stock dividend, to its shareholders of all the shares of Harris Stratex owned by Harris. Harris stockholders received approximately 0.24 of a share of Harris Stratex Class A Common Stock for every share of Harris common stock they owned on the record date. The Class B Common Stock automatically converted to Class A Common Stock upon the spin-off event. Following the distribution, only Class A Common Stock was outstanding.

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

Segment Information

Through the end of fiscal year 2009, we reported three operating segments in our public filings: North America Microwave, International Microwave and Network Operations. During the first quarter of fiscal 2010, we realigned the management structure of our Network Operations segment to geographically integrate with our North America Microwave and International Microwave segments to gain cost efficiencies. As a result, we eliminated the Network Operations segment as a separate reporting unit and consolidated this segment into our remaining two segments that are based on the geographical location where revenue is recognized. Additionally, we have dropped the word “Microwave” from the name of our North America and International segments. Segment information for fiscal 2009 and 2008 have been adjusted to reflect this change.

Our Chief Executive Officer is the Chief Operating Decision-Maker (the “CODM”). Resources are allocated to each of these segments using information based primarily on their operating income (loss). Operating income (loss) is defined as revenue less cost of product sales and services, engineering, selling and administrative expenses, restructuring charges, acquired in-process research and development, and amortization of identifiable intangible assets. General corporate expenses are allocated to the North America and International segments based on revenue. Information related to assets, capital expenditures and depreciation and amortization for the operating segments is not part of the discrete financial information provided to and reviewed by the CODM. See Note N — Business Segments for additional information.

Initial Application of Accounting Standards

As discussed above in Revenue Recognition, we adopted the accounting standards for arrangements with multiple deliverables and arrangements associated with tangible products that contain software elements.

During fiscal 2010, we also adopted the following accounting standards, none of which had a material impact on our financial position, results of operations or cash flows:

•	The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification(tm) (“Codification”), which is now the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 2009. Additionally, we are using the new guidelines prescribed by the Codification when referring to GAAP, including the elimination of pre-Codification GAAP references unless accompanied by Codification GAAP references.

•	The accounting standard previously deferring the effective date of the fair value measurement standard for disclosures related to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. See Note D — Fair Value Measurements of Assets and Liabilities in these Notes to Consolidated Financial Statements for fair value disclosures required by this standard.

•	The accounting standard requiring interim disclosures about fair value of financial instruments, which extends the annual disclosure requirements about fair value of financial instruments to interim reporting periods. See Note D — Fair Value Measurements of Assets and Liabilities in these Notes to Consolidated Financial Statements for fair value disclosures required by this standard.

•	The accounting standard for determining whether instruments granted in share-based payment transactions are participating securities. There was no material change to our calculations of basic and diluted weighted average shares outstanding for prior periods.

•	The accounting standards for accounting for business combinations, which significantly change the accounting and reporting requirements related to business combinations, including the recognition of acquisition-related transaction and post-acquisition restructuring costs in our results of operations as incurred. Additionally, these accounting standards require the capitalization of in-process research and development expenses. While the adoption of these standards did not have a material impact on our financial position, results of operations or cash flows directly in the first quarter of fiscal 2010, it is expected to have a significant effect on the accounting for any future acquisitions we make.

Note C —	Goodwill and Identifiable Intangible Assets

As a result of our annual impairment reviews, during fiscal 2010, we recorded impairment charges of $63.2 million for identifiable intangible assets and during the second quarter of fiscal 2009 we recorded impairment charges of $279.0 million for goodwill and $32.6 million for the Stratex trade name. We did not record impairment losses for goodwill or identifiable intangible assets in fiscal 2008.

In the fourth quarter of fiscal 2010, we concluded that a potential impairment of our identifiable intangible assets existed due to a decline in our market capitalization and recent and expected financial performance. The results of our impairment test indicated impairment related to certain amortizable intangible assets (developed technology and customer relationships), since the estimated undiscounted cash flows for these assets were less than their respective carrying values. The undiscounted cash flow and fair value calculations related to the developed technology were estimated based on a relief-from-royalty method, and the calculations related to the customer relationships were estimated based on an excess earnings method considering future sales and operating costs. Discount rates ranging from 28% to 30% were applied to the cash flows used in the fair value calculations of intangible assets.

Summary of Goodwill

Changes in the carrying amount of goodwill during fiscal 2010 by segment were as follows:

	Goodwill			Accumulated Impairment Losses			Net Carrying
	North America	International	Total	North America	International	Total	Value
	(In millions)

Balance as of beginning of fiscal year	$31.8	$250.4	$282.2	$(31.8)	$(247.2)	$(279.0)	$3.2
Purchase accounting adjustments	—	3.0	3.0	—	—	—	3.0

Balance as of end of fiscal year	$31.8	$253.4	$285.2	$(31.8)	$(247.2)	$(279.0)	$6.2

Changes in the carrying amount of goodwill during fiscal 2009 by segment were as follows:

	Goodwill			Accumulated Impairment Losses			Net Carrying
	North America	International	Total	North America	International	Total	Value
	(In millions)

Balance as of beginning of fiscal year	$36.2	$248.0	$284.2	$—	$—	$—	$284.2
Goodwill from the Telsima acquisition	—	3.2	3.2	—	—	—	3.2
Impairment charges	—	—	—	(31.8)	(247.2)	(279.0)	(279.0)
Translation adjustments related to acquisitions in prior years	(4.4)	(0.8)	(5.2)	—	—	—	(5.2)

Balance as of end of fiscal year	$31.8	$250.4	$282.2	$(31.8)	$(247.2)	$(279.0)	$3.2

The increase of $3.0 million to the goodwill balance sheet account during fiscal 2010 resulted from purchase accounting adjustments from our acquisition of Telsima Networks, Inc. on February 27, 2009.

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

To test for potential impairment of our goodwill, we determined the fair value of each of our reporting segments based on projected discounted cash flows and market-based multiples applied to sales and earnings. In fiscal 2010, the results indicated that the estimated fair value of the International segment (the only reporting unit with goodwill) exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed.

During the second quarter of fiscal 2009, the results of our impairment tests indicated an impairment to goodwill, because the current carrying value of the North America and International segments exceeded their fair value. We then allocated these fair values to the respective underlying assets and liabilities to determine the implied fair value of goodwill, resulting in a $279.0 million charge to write down all of our goodwill. We determined the fair value of the trade name “Stratex” by performing a projected discounted cash flow analysis based on the relief-from-royalty approach, resulting in a $22.0 million charge to write down the trade name “Stratex” to $11.0 million as of April 3, 2009, the end of our third quarter in fiscal 2009.

During June 2009, subsequent to the May 27, 2009 spin-off by Harris of its majority interest or 56 percent of our common stock, Harris notified us of its intent to terminate the trademark license in effect between us since January 26, 2007. The new name of our Company did not include Harris or Stratex. Accordingly, the fair value of the indefinite-lived trade name “Stratex” was deemed to be impaired. We anticipated making this change by December 2009, which was an expected definite life of six months from July 3, 2009, the end of our fiscal year 2009. As a result, we determined the fair value of the trade name “Stratex” as of July 3, 2009 by performing a projected discounted cash flow analysis based on the relief-from-royalty approach, resulting in a $10.6 million charge to write down a majority of the trade name “Stratex” to a fair value of $0.4 million with a six-month remaining life.

We will not be required to make any current or future cash expenditures as a result of these impairments, and these impairments do not impact our financial covenant compliance under our credit arrangements or our ongoing financial performance.

Summary of Identifiable Intangible Assets

In addition to the identifiable intangible assets from the Telsima acquisition, we have other identifiable intangible assets related primarily to technology obtained through acquisitions prior to fiscal 2008. Our other identifiable intangible assets are being amortized over their useful estimated economic lives, which range from one to 5 years.

A summary of all of our identifiable intangible assets is presented below:

					Total
					Identifiable
	Purchased	Trade_	Customer	Non-Compete	Intangible
	Technology	Names	Relationships	Agreements	Assets
	(In millions)

Net identifiable intangible assets as of June 29, 2007	$72.6	$43.4	$27.4	$1.1	$144.5
Less: amortization expense fiscal 2008	(7.9)	(2.2)	(3.3)	(1.1)	(14.5)
Foreign currency translation fiscal 2008	0.1	—	—	—	0.1

Net identifiable intangible assets as of June 27, 2008	64.8	41.2	24.1	—	130.1
Add: acquired fair value of Telsima identifiable intangible assets	6.9	0.1	0.6	—	7.6
Less: amortization expense fiscal 2009	(8.1)	(2.3)	(3.3)	—	(13.7)
Impairment charge fiscal 2009	—	(32.6)	—	—	(32.6)
Tax adjustments related to valuation allowance	(3.8)	(0.6)	(2.4)	—	(6.8)
Foreign currency translation fiscal 2009	(0.5)	—	—	—	(0.5)

Net identifiable intangible assets as of July 3, 2009	59.3	5.8	19.0	—	84.1
Less: amortization expense fiscal 2010	(8.2)	(2.6)	(3.0)	—	(13.8)
Impairment charge fiscal 2010	(49.5)	—	(13.7)	—	(63.2)
Reclassification of tax adjustments	—	0.4	(0.4)	—	—
Foreign currency translation fiscal 2010	0.4	—	—	—	0.4

Net identifiable intangible assets as of July 2, 2010	$2.0	$3.6	$1.9	$—	$7.5

Gross identifiable intangible assets as of July 2, 2010	$87.9	$11.9	$29.3	$—	$129.1
Less accumulated amortization, impairment charges and other adjustments	(85.9)	(8.3)	(27.4)	—	(121.6)

Net identifiable intangible assets as of July 2, 2010	$2.0	$3.6	$1.9	$—	$7.5

Amortization expense fiscal 2010	$8.2	$2.4	$3.2	$—	$13.8
Amortization expense fiscal 2009	$8.1	$2.3	$3.3	$—	$13.7
Amortization expense fiscal 2008	$7.9	$2.2	$3.3	$1.1	$14.5
Weighted Average Estimated Useful Life (in years)	3.0	1.6	5.0	—	—

At July 2, 2010, we estimate our future amortization of identifiable intangible assets with definite lives by year as follows:

Fiscal Years
Ending in June
(In millions)

2011	$3.3
2012	2.5
2013	1.0
2014	0.4
2015	0.3

$7.5

Acquisition of Telsima

On March 2, 2009, we announced that we closed the acquisition (the “Telsima Acquisition”) of Telsima Corporation (“Telsima”) of Sunnyvale, California. Telsima is a leading developer and provider of WiMAX Forum Certified(tm) products for use in next generation broadband wireless networks. The Telsima Acquisition closed on February 27, 2009 and Telsima became a wholly-owned subsidiary of HSNOC.

We completed the Telsima Acquisition to acquire WiMAX(tm) technology and products for use in next-generation broadband wireless networks and to enhance our ability to expand into new and emerging markets.

During the fourth quarter of fiscal 2010, subsequent to one year from the date of acquisition, we recorded a $1.2 million gain in “Other income” on our Consolidated Statement of Operations from the final settlement of the purchase price.

The Telsima acquisition was accounted for as a purchase business combination. The purchase price was determined as follows:

Telsima
Calculation of Allocable Purchase Price	February 27, 2009
(In millions)

Cash to be paid to Telsima shareholders under purchase agreement	$12.0
Acquisition costs	1.1

Total allocable purchase price	$13.1

The table below represents the allocation of the total consideration paid to the purchased tangible assets, identifiable intangible assets, goodwill and liabilities based on our assessment of their respective fair values as of the date of the Telsima acquisition.

Balance Sheet as of the Acquisition Date (In millions)
(In millions)

Cash and cash equivalents	$0.6
Accounts and notes receivable	2.1
Inventories	4.0
In-process research and development	2.4
Identifiable intangible assets	7.6
Goodwill	6.2
Property, plant and equipment	2.0
Other assets	4.0

Total assets	$28.9

Short-term debt	$1.0
Capital lease obligations	0.5
Accounts payable and accrued expenses	14.3

Total liabilities	15.8

Net assets acquired	$13.1

The table below summarizes the allocation of estimated identifiable intangible assets resulting from the Telsima acquisition. For purposes of this allocation, we assessed the fair value of Telsima identifiable intangible assets related to customer contracts, customer relationships, purchased technology and trade names based on the net present value of the projected income stream of these identifiable intangible assets. The resulting fair value is being amortized over the estimated useful life of each identifiable intangible asset on a straight-line basis. We estimated the fair value of acquired in-process research and development to be approximately $2.4 million, which we have reflected in “Acquired in-process research and development” expense in the Consolidated Statements of Operations during fiscal 2009. This represents certain technologies under development, primarily related to next generations of the WiMAX(tm) product line. We estimated that the technologies under development were approximately 50 percent complete at the date of acquisition.

		Telsima
		Estimated
	Expense Type	Useful Life	Amount
		(Years)	(In millions)

Purchased technology	Cost of product sales and services	6	$6.9
Other trade names	Selling and administrative	1	0.1
Customer relationships	Selling and administrative	7	0.6

			$7.6

The Telsima Acquisition has been accounted for under the purchase method of accounting. Accordingly, the Telsima results of operations have been included in the Consolidated Statements of Operations and Cash Flows since the acquisition date of February 27, 2009 and are included almost entirely in our International segment. The excess of the purchase price over the fair value of the identifiable tangible and intangible net assets acquired was assigned to goodwill. The goodwill resulting from the acquisition was associated primarily with the Telsima market presence and leading position, its growth opportunity in the markets in which it operated and its experienced work force.

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

	2009	2008
	(In millions, except per share data)

Revenue from product sales and services — as reported	$679.9	$718.4
Revenue from product sales and services — pro forma	$698.9	$728.8
Net loss — as reported	$(355.0)	$(11.9)
Net loss — pro forma	$(380.3)	$(49.5)
Net loss per diluted common share — as reported	$(6.05)	$(0.20)
Net loss per diluted common share — pro forma	$(6.48)	$(0.85)

The pro forma results are not necessarily indicative of our results of operations had we owned Telsima for the entire periods presented.

Note D —	Fair Value Measurements of Assets and Liabilities

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

The carrying amounts, estimated fair values and valuation input levels of our financial assets and financial liabilities as of July 2, 2010 and July 3, 2009 are as follows:

	July 2,		July 3,
	2010		2009
	Carrying	Fair	Carrying	Fair	Valuation
	Amount	Value	Amount	Value	Inputs
	(In millions)

Financial Assets:
Cash	$60.4	$60.4	$95.7	$95.7	Level 1
Cash equivalents	$81.3	$81.3	$41.1	$41.1	Level 1
Short-term investments	$—	$—	$0.3	$0.3	Level 1
Foreign exchange forward contracts	$0.1	$0.1	$1.1	$1.1	Level 2
Financial Liabilities:
Short-term debt	$5.0	$5.0	$10.0	$10.0	Level 2
Redeemable preference shares	$8.3	$8.3	$8.3	$8.3	Level 3
Foreign exchange forward contracts	$0.1	$0.1	$0.9	$0.9	Level 2

Our cash equivalents consist primarily of shares in prime money market funds purchased from two major financial institutions. As of July 2, 2010, these money market shares were valued at $1.00 net asset value per share by these financial institutions.

We have valued our redeemable preference shares at face value as of July 2, 2010 and July 3, 2009 due to the existence of a put option one of the holders has with our former majority shareholder Harris, our current intent not to redeem these shares before their stated termination date and the non-existence of a market for comparable financial instruments.

As a result of our fiscal 2010 annual impairment review, we determined the carrying value of certain identifiable intangible assets and property, plant and equipment was no longer recoverable. Our assessment of the fair value of these assets considered forecasted cash flows (Level 3 valuation inputs). The carrying value of our identifiable intangible assets was reduced to $7.5 million and property, plant and equipment was reduced to $37.6 million.

As of July 3, 2009, we had warrants outstanding to purchase shares of our Class A Common Stock. Our liability for warrants was classified as a Level 3 financial liability. As of July 3, 2009, warrants to purchase 520,445 shares of our Class A Common Stock were outstanding and had an exercise price of $11.80 per common share. These warrants expired unexercised during the first quarter of fiscal 2010 on September 24, 2009. The per share fair value of each warrant was $0.06 as of July 3, 2009 (less than $32,000 in the aggregate) and was determined based on the Black-Scholes-Merton model with the assumptions listed in the table below.

Dividend yield	0.0%
Expected volatility	79.8%
Risk-free interest rate	0.17%
Expected holding period	0.23	year

As a result of recording these outstanding warrants at fair value as of July 3, 2009, we recorded the change in fair value during fiscal 2009 and 2008 as a reduction of $0.6 million and $3.3 million to selling and administrative expenses on our Consolidated Statements of Operations. During fiscal 2010, 2009 and 2008, no warrants were exercised.

The following table sets a summary of changes in the fair value of our Level 3 financial liabilities (warrants) during fiscal 2009:

(In millions)

Balance as of June 27, 2008	$0.6
Unrealized gain during the period	(0.6)

Balance as of July 3, 2009	$—

Note E —	Receivables

Our receivables are summarized below:

	July 2, 2010	July 3, 2009
	(In millions)

Accounts receivable	$113.6	$163.1
Notes receivable due within one year — net	4.5	6.8

	118.1	169.9
Less allowances for collection losses	(13.3)	(27.0)

	$104.8	$142.9

During fiscal 2010, the net decrease to our allowance for collection losses was $13.7 million. This net decrease primarily consisted of $16.3 million for write-offs of accounts determined to be uncollectible partially offset by an increase of $2.6 million for estimated collection losses.

Note F —	Inventories

Our inventories are summarized below:

	July 2, 2010	July 3, 2009
	(In millions)

Finished products	$60.4	$63.0
Work in process	8.0	13.6
Raw materials and supplies	5.1	22.0

	$73.5	$98.6

During fiscal 2010, 2009 and 2008, we recorded charges to adjust our inventory to the lower of cost or market totaling $30.9 million, $23.1 million and $24.6 million. Such charges were 6.5%, 3.4%, and 3.4% of our revenue for fiscal 2010, 2009 and 2008. These charges were primarily due to excess and obsolete inventory resulting from product transitioning and discontinuance.

Note G —	Property, Plant and Equipment

Our property, plant and equipment are summarized below:

	July 2, 2010	July 3, 2009
	(In millions)

Land	$0.7	$1.2
Buildings	9.8	21.5
Software developed for internal use	6.7	11.6
Machinery and equipment	94.1	94.8

	111.3	129.1
Less allowances for depreciation and amortization	(73.7)	(71.7)

	$37.6	$57.4

During fiscal 2010, we recorded impairments of property, plant and equipment totaling $14.2 million. These charges consisted of $5.5 million on our manufacturing facility and idle equipment in San Antonio, Texas, $7.9 million recorded in connection with our impairment review process for goodwill and intangible assets and $0.8 million for software. The San Antonio impairment charge resulted from our plan to converge our products onto a single platform by the end of fiscal year 2010 and is included in “Charges for product transition” within “Cost of products sales and services” on our Consolidated Statement of Operations. The other impairments are included in “Property, plant and equipment impairment charges” on our Consolidated Statement of Operations. The San Antonio facility was sold in the fourth quarter of fiscal 2010.

During fiscal 2009, we recorded a $3.2 million impairment of software developed for internal use and a $7.2 million impairment of machinery and equipment related to our product transitioning activities. We also recorded a $2.4 million impairment of a building used in manufacturing that we classified as property held for sale. The machinery, equipment and building impairments were included in “Charges for product transition” within “Cost of products sales and services” on our Consolidated Statement of Operations and the software is included in “Property, plant and equipment impairment charges” on our Consolidated Statement of Operations.

During fiscal 2008, we recorded impairment losses on property, plant and equipment totaling $1.3 million included in “Selling and administrative expenses.”

Depreciation and amortization expense related to plant and equipment, including software developed for internal use was $19.1 million, $20.5 million and $16.9 million in fiscal 2010, 2009 and 2008.

Note H —	Credit Facility and Debt

Our debt consisted of short-term debt of $5.0 million as of July 2, 2010 and $10.0 million as of July 3, 2009.

Our credit facility provides for an initial committed amount of $70 million with an uncommitted option for an additional $50 million available with the same or additional banks. The initial term of our credit facility is three years expiring June 30, 2011 and provides for (1) demand borrowings (with no stated maturity date) (2) fixed term Eurodollar loans for up to six months or more as agreed with the banks, and (3) the issuance of standby or commercial letters of credit.

Demand borrowings carry an interest rate of the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. Eurodollar loans were initially offered at LIBOR plus a spread of between 1.25% to 2.00% based on our current leverage ratio. On August 23, 2010, the terms of the facility were amended to change the spread on Eurodollar loans to 1.00% and to eliminate the leverage ratio covenant commencing with the fiscal quarter ended July 2, 2010 in exchange for cash collaterialization of the borrowings and outstanding letters of credit. In addition, the liquidity ratio covenant was replaced with a minimum quick ratio covenant commencing with the fiscal quarter ended July 2, 2010. As of July 2, 2010, we were in compliance with these amended financial covenants.

The credit facility allows for borrowings of up to $70 million with available credit defined as $70 million less the outstanding balance of short-term borrowings ($5.0 million as of July 2, 2010) and letters of credit ($9.0 million as of July 2, 2010). Therefore, available credit as of July 2, 2010 was $56.0 million. The weighted average interest rate on our short-term borrowings was 2.48% as of July 2, 2010.

As of July 2, 2010, the amount under standby letters of credit outstanding totaled $1.2 million under a previous credit facility in effect as of the end of fiscal year 2008.

We have an uncommitted short-term line of credit of $0.2 million from a bank in New Zealand to support the operations of our subsidiary located there, all of which was available on July 2, 2010. This line of credit provides for short-term advances at various interest rates, may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.

Note I —	Accrued Warranties

We have accrued for the estimated cost to repair or replace products under warranty at the time of sale. Changes in warranty liability, which is included as a component of “Other accrued expenses” on the Consolidated Balance Sheets, during the fiscal years ended July 2, 2010 and July 3, 2009, were as follows:

	Fiscal Year Ended
	July 2, 2010	July 3, 2009
	(In millions)

Balance as of the beginning of the fiscal year	$5.5	$6.9
Acquisition of Telsima	—	0.3
Warranty provision for sales made during the fiscal year	0.9	4.0
Settlements made during the fiscal year	(3.2)	(5.7)

Balance as of the end of the fiscal year	$3.2	$5.5

Note J —	Redeemable Preference Shares

During fiscal 2007, our Singapore subsidiary issued 8,250 redeemable preference shares to the U.S. parent company which, in turn, sold the shares to two unrelated investment companies at par value for total sale proceeds of $8.25 million. Upon original issuance in fiscal 2007, our former majority shareholder Harris guaranteed redemption of these preference shares directly with these two unrelated investment companies through the existence of put option arrangements. During May 2009, one of these unrelated investment companies exercised a put option with Harris and sold its entire interest in 3,250 redeemable preference shares at face value to Harris. Accordingly, Harris owns this partial interest in our redeemable preference shares outstanding as of July 2, 2010.

These redeemable preference shares represent less than a 1% interest in our Singapore subsidiary. The redeemable preference shares have an automatic redemption date of January 2017, which is 10 years from the date of issue. Preference dividends are cumulative and payable quarterly in cash at the rate of 12% per annum. The holders of the redeemable preference shares have liquidation rights in priority of all classes of capital stock of our Singapore subsidiary. The holders of the redeemable preference shares do not have any other participation in, or rights to, our profits, assets or capital shares, and do not have rights to vote as a shareholder of the Singapore subsidiary unless the preference dividend or any part thereof is in arrears and has remained unpaid for at least 12 months after it has been declared. During fiscal 2010, 2009 and 2008, preference dividends totaling $1.0 million in each fiscal year were recorded as interest expense in the accompanying Consolidated Statements of Operations. We have classified the redeemable preference shares as a long-term liability due to the mandatory redemption provision 10 years from issue date.

Our Singapore subsidiary has the right at any time after 5 years from the issue date to redeem, in whole or in part, the redeemable preference shares as follows:

•	105% of the issue price after 5 years but before 6 years from issue date

•	104% of the issue price after 6 years but before 7 years from issue date

•	103% of the issue price after 7 years but before 8 years from issue date

•	102% of the issue price after 8 years but before 9 years from issue date

•	101% of the issue price after 9 years but before 10 years from issue date

•	100% of the issue price at the automatic redemption date of 10 years from issue date

Note K —	Restructuring Activities and Subsequent Event

During fiscal 2010, we completed restructuring activities that commenced during fiscal 2009 to reduce our workforce in the U.S., France, Canada and other locations throughout the world. During fiscal 2010, our restructuring charges totaled $7.1 million consisting of:

•	Severance, retention and related charges totaling $4.6 million associated with reduction in force activities.

•	Charges totaling $0.5 million related to the relocation of U.S. employees to North Carolina from Florida.

•	Charges totaling $2.0 million in facility lease obligation impairments primarily for facilities occupied in San Jose, California prior the relocation to our new corporate headquarters in Santa Clara, California.

During the first quarter of fiscal 2009, we announced a new restructuring plan (the “Fiscal 2009 Plan”) to reduce our worldwide workforce. During fiscal 2008, we completed our restructuring activities implemented within the merger restructuring plans (the “Fiscal 2007 Plans”) approved in connection with the January 26, 2007 acquisition of Stratex. These restructuring plans included the consolidation of facilities and operations of the predecessor entities in Canada, France, the U.S., China, Brazil and, to a lesser extent, Mexico, New Zealand and the United Kingdom.

During fiscal 2009, our net restructuring charges totaled $8.2 million and consisted of:

•	Severance, retention and related charges associated with reduction in force activities totaling $8.0 million (Fiscal 2009 Plan).

•	Impairment of fixed assets (non-cash charges) totaling $0.4 million and facility restoration costs of $0.3 million at our Canadian location (Fiscal 2009 Plan).

•	Adjustments to the restructuring liability under the 2007 Restructuring Plans for changes in estimates related to sub-tenant activity at our U.S.($0.1 million increase) and Canadian locations ($0.3 million decrease).

•	Adjustments to the restructuring liability under the 2007 Restructuring Plans for changes in estimates to reduce the severance liability in Canada ($0.3 million decrease).

During fiscal 2008, we recorded $9.3 million of restructuring charges in connection with completion of the Fiscal 2007 Plans. These fiscal 2008 restructuring charges consisted of:

Severance, retention and related charges associated with reduction in force activities totaling $3.4 million ($4.0 million in fiscal 2008 charges, less $0.6 million for a reduction in the restructuring liability recorded for Canada and France as of June 29, 2007).

Lease impairment charges totaling $1.8 million from implementation of fiscal 2007 plans and changes in estimates related to sub-tenant activity at our U.S. and Canadian locations.

Impairment of fixed assets and leasehold improvements totaling $1.9 million at our Canadian location.

Impairment of a recoverable value-added type tax in Brazil totaling $2.2 million resulting from our scaled down operations and reduced activity which negatively affected the fair value of this recoverable asset (included in “Other current assets” on our Consolidated Balance Sheets).

The information in the following table summarizes our restructuring activity during the last three fiscal years and the remaining restructuring liability as of July 2, 2010.

	Severance and	Facilities and
	Benefits	Other	Total
	(In millions)

Total restructuring liability as of June 29, 2007	$7.8	$10.8	$18.6
Provision in fiscal 2008	4.0	5.9	9.9
Release of accrual to statement of operations in fiscal 2008	(0.6)	—	(0.6)
Amount credited to goodwill in fiscal 2008	—	(1.1)	(1.1)
Other adjustments to liability, including foreign currency translation during fiscal 2008	0.6	0.2	0.8
Non-cash charges in fiscal 2008	—	(4.1)	(4.1)
Cash payments in fiscal 2008	(10.0)	(3.2)	(13.2)

Total restructuring liability as of June 27, 2008	1.8	8.5	10.3
Provision in fiscal 2009 (Fiscal 2009 Plan)	7.9	0.3	8.2
Reversal of accrual in fiscal 2009 to statement of operations for changes in estimates (Fiscal 2007 Plans)	(0.2)	(0.2)	(0.4)
Non-cash charges in fiscal 2009 (Fiscal 2009 Plan)	—	(0.4)	(0.4)
Cash payments in fiscal 2009	(7.0)	(2.9)	(9.9)

Total restructuring liability as of July 03, 2009	2.5	5.3	7.8
Provision in fiscal 2010 (Fiscal 2009 Plan)	4.6	2.5	7.1
Cash payments in fiscal 2010	(4.9)	(3.6)	(8.5)

Total restructuring liability as of July 02, 2010	$2.2	$4.2	$6.4

Current portion of restructuring liability as of July 2, 2010	$2.2	$3.8	$6.0
Long-term portion of restructuring liability as of July 2, 2010	—	0.4	0.4

Total restructuring liability as of July 2, 2010	$2.2	$4.2	$6.4

We continue to restructure and transform our business to realign resources and achieve desired cost savings in an increasingly competitive market. Following approval of our annual operating plan, on August 12, 2010 we announced that we will implement certain cost reduction initiatives in the range of $30 to $35 million for fiscal 2011. These initiatives primarily affect operations in the Americas, Asia and Europe. These actions are intended to bring the Company’s operational cost structure in line with the changing dynamics of the microwave radio and telecommunications markets.

Note L —	Accumulated Other Comprehensive (Loss) Income

The changes in components of our accumulated other comprehensive (loss) income during fiscal 2010, 2009 and 2008 are as follows:

			Total
			Accumulated
	Foreign		Other
	Currency	Hedging	Comprehensive
	Translation	Derivatives	(Loss) Income

Balance as of June 29, 2007	$—	$—	$—
Foreign currency translation gain	4.1	—	4.1
Net unrealized loss on hedging activities	—	(0.3)	(0.3)

Balance as of June 27, 2008	4.1	(0.3)	3.8
Foreign currency translation loss	(8.5)	—	(8.5)
Net unrealized loss on hedging activities	—	(0.1)	(0.1)

Balance as of July 3, 2009	(4.4)	(0.4)	(4.8)
Foreign currency translation loss	1.5	—	1.5
Net unrealized loss on hedging activities	—	0.7	0.7

Balance as of July 3, 2009	$(2.9)	$0.3	$(2.6)

Note M —	Share-Based Compensation

As of July 2, 2010, we had one stock incentive plan for our employees and outside directors, the 2007 Stock Equity Plan, as amended and restated effective November 19, 2009 (the “2007 Stock Equity Plan” or the “plan”). This plan was adopted by our board of directors and approved by Harris as our sole shareholder in January 2007 and the amended and restated plan was approved by our shareholders on November 19, 2009. The plan provides for accelerated vesting of certain share-based awards if there is a change in control. Shares of our Common Stock remaining available for future issuance under the plan totaled 6,593,588 as of July 2, 2010. Our 2007 Stock Equity Plan provides for the issuance of share-based awards in the form of stock options, restricted stock and performance share awards.

We also assumed all of the former Stratex outstanding stock options as of January 26, 2007, as part of the Stratex acquisition. We recognized $0.1 million, $1.6 million and $2.8 million in compensation expense relating to services provided during fiscal 2010, 2009 and 2008 for the portion of these stock options that were unvested as of January 26, 2007.

Some of our employees who were formerly employed by Harris prior to the acquisition of Stratex participate in Harris’ three shareholder-approved stock incentive plans (the “Harris Plans”) under which options or other share-based compensation is outstanding. In total, the compensation expense (credit) related to the Harris Plans’ share-based awards was ($0.1) million, $0.1 million and $1.4 million during fiscal 2010, 2009 and 2008. These costs have been settled with Harris by cash. Harris has not made any awards to our employees since the date of the Stratex acquisition.

Upon the exercise of stock options, vesting of restricted stock awards, or vesting of performance share awards, we issue new shares of our Common Stock. Currently, we do not anticipate repurchasing shares to provide a source of shares for our rewards of share-based compensation.

In total, compensation expense for share-based awards was $3.2 million, $2.9 million and $7.8 million for fiscal 2010, 2009 and 2008. Amounts were included in our Consolidated Statements of Operations as follows:

	2010	2009	2008
		(In millions)

Cost of product sales and services	$0.2	$0.3	$1.2
Research and development expenses	0.6	0.7	1.3
Selling and administrative expenses	2.4	1.9	5.3

Total compensation expense	3.2	2.9	7.8
Less related income tax benefit recognized	—	—	(0.7)

Total net of income tax benefits	$3.2	$2.9	$7.1

Stock Options Awarded Under our 2007 Stock Equity Plan

The following information relates to stock options that have been granted under our 2007 Stock Equity Plan. Option exercise prices are equal to the fair market value on the date the options are granted using our closing stock price. Options may be exercised for a period set at the time of grant, generally 7 years after the date of grant, and they generally vest in installments of 50% one year from the grant date, 25% two years from the grant date and 25% three years from the grant date or one-third annually over a three year period from date of grant.

The fair value of each option award under our 2007 Stock Equity Plan was estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions set forth in the table below. Expected volatility is based on a hybrid method of implied volatility for the expected term of the options from our stock price and a group of peer companies developed with the assistance of an independent valuation firm.

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

For stock options awarded under our 2007 Stock Equity Plan, we recognized $2.5 million, $1.3 million and $1.4 million of compensation expense during fiscal 2010, 2009 and 2008.

A summary of the significant weighted average assumptions we used in calculating the fair value of our stock option grants during fiscal 2010, 2009 and 2008 is as follows:

Grant Date	2010	2009	2008

Expected dividends	0.0%	0.0%	0.0%
Expected volatility	61.1%	54.2%	55.6%
Risk-free interest rate	2.35%	2.36%	3.14%
Expected term (years)	4.410	4.375	4.375
Stock price on date of grant	$6.26	$5.68	$13.68
Number of stock options granted	1,681,959	1,043,405	20,050
Fair value per option on date of grant	$3.16	$2.60	$6.55

A summary of the status of stock options under our 2007 Stock Equity Plan as of July 2, 2010 and changes during fiscal 2010, are as follows:

				Weighted
			Weighted	Average
		Weighted	Average Grant	Remaining
		Average	Date Fair	Contractual	Aggregate
	Shares	Exercise Price	Value	Life	Intrinsic Value
		($)	($)	(Years)	($ in millions)

Stock options outstanding as of July 3, 2009	1,103,177	7.94	10.81
Stock options forfeited	(216,857)	6.33	3.09
Stock options expired	(16,154)	15.75	8.76
Stock options granted	1,681,959	6.26	3.16
Stock options exercised	(17,399)	5.97	2.70

Stock options outstanding as of July 2, 2010	2,534,726	6.92	7.11	6.0	—

Stock options exercisable as of July 2, 2010	763,144	8.68	4.46	5.2	—
Stock options vested and expected to vest as of July 2, 2010(1)	2,308,714	6.92	7.11	6.0	—

(1)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on July 2, 2010 of $3.50 and the exercise price for in-the-money options that would have been received by the optionees if all options had been exercised on July 2, 2010. The intrinsic value of options exercised during fiscal 2010 was less than $0.1 million for the 17,399 shares exercised.

A summary of the status of our nonvested stock options as of July 2, 2010 granted under our 2007 Stock Equity Plan and changes during fiscal 2010, are as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested stock options as of July 3, 2009	970,332	$3.02
Stock options granted	1,681,959	$3.16
Stock options forfeited	(216,857)	$3.09
Stock options expired	(16,154)	$8.76
Stock options vested	(629,883)	$3.06

Nonvested stock options as of July 2, 2010	1,789,397	$3.08

As of July 2, 2010, there was $3.5 million of total unrecognized compensation expense related to nonvested stock options granted under our 2007 Stock Equity Plan. This cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of stock options that vested during fiscal 2010, 2009 and 2008 was $1.9 million, $0.5 million and $1.7 million.

Restricted Stock Awards Under our 2007 Stock Equity Plan

The following information relates to awards of restricted stock that were granted to employees and outside directors under our 2007 Stock Equity Plan. The restricted stock is not transferable until vested and the restrictions lapse upon the achievement of continued employment or service over a specified time period. Restricted stock issued to employees generally vests one-third annually over a three year period from date of grant or cliff vests three years after grant date. Restricted stock is issued to directors annually and generally vests ratably on a quarterly basis through the annual service period. We recognized $1.0 million, $1.0 million and $1.3 million of compensation expense during fiscal 2010, 2009 and 2008. The fair value of each restricted stock grant is based on the closing price of our Common Stock on the date of grant and is amortized to compensation expense over its vesting period.

A summary of the status of our restricted stock as of July 2, 2010 and changes during fiscal 2010, are as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Restricted stock outstanding as of July 3, 2009	176,975	$11.53
Restricted stock granted	420,158	$6.09
Restricted stock vested and released	(109,598)	$14.92
Restricted stock forfeited	(95,166)	$6.56

Restricted stock outstanding as of July 2, 2010	392,369	$5.96

As of July 2, 2010, there was $1.6 million of total unrecognized compensation expense related to restricted stock awards under our 2007 Stock Equity Plan. This expense is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of restricted stock that vested during fiscal 2010, 2009 and 2008 was $1.6 million, $0.4 million and $0.6 million.

Performance Share Awards

The following information relates to awards of performance shares that have been granted to employees under our 2007 Stock Equity Plan.

During fiscal 2010, we determined that the three-year performance period minimum threshold targets would not be achieved for performance share awards made under our fiscal year 2009 Long-Term Incentive Plan. Accordingly, we estimate that 100% of these awards will not vest and will be forfeited as of July 1, 2011. As a result, we recorded a credit to compensation expense of $0.6 million during fiscal 2010 related to these awards.

Vesting of performance share awards under our fiscal 2007 Long-Term Incentive Plan was subject to performance criteria including meeting net income and cash flow targets for the 30-month plan period ended July 3, 2009 and continued employment at the end of that period. During fiscal 2009, we determined that these net income and cash flow targets would not be achieved for performance share awards made under our fiscal year 2007 Long-Term Incentive Plan. Accordingly, these awards did not vest and were forfeited as of July 3, 2009. Accordingly, for these awards, we recorded a credit to compensation expense of $1.6 million during fiscal 2009.

The final determination of the number of performance shares vesting in respect of an award will be determined by our Board of Directors, or a committee of our Board.

During fiscal 2010, 2009 and 2008, we recorded compensation expense (credit) of $(0.3) million, $(0.9) million and $1.2 million for all performance share awards.

A summary of the status of our performance shares as of July 2, 2010, and changes during fiscal 2010, are as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Performance shares outstanding as of July 3, 2009	492,509	$5.60
Performance shares granted	401,606	$6.05
Performance shares vested and released	—
Performance shares forfeited due to target thresholds not achieved	—
Performance shares forfeited due to terminations	(247,332)	$5.98

Performance shares outstanding as of July 2, 2010	646,783	$5.73

As of July 2, 2010, there was $1.8 million of total unrecognized compensation expense related to performance share awards. This expense is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of performance share awards that vested during fiscal 2008 was $0.2 million, with none in fiscal 2010 and 2009.

Stock Options Assumed in the Stratex Acquisition

As part of the acquisition of Stratex in fiscal 2007, we assumed all of their outstanding stock options. A summary of stock option activity during fiscal 2010 for stock options assumed in the Stratex acquisition is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Life	Value
			(Years)

Stock options outstanding as of July 3, 2009	1,693,820	$25.52
Stock options forfeited	(26)	$17.96
Stock options expired	(542,826)	$41.20
Stock options exercised	(217)	$1.01

Stock options outstanding as of July 2, 2010	1,150,751	$18.12	1.9	$—

Stock options exercisable as of July 2, 2010	1,148,877	$18.12	1.9	$—
Stock options vested and expected to vest as of July 2, 2010(1)	1,150,751	$18.12	1.9	$—

(1)	The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our Common Stock on July 2, 2010 of $3.50 and the exercise price for in-the-money options that would have been received by the optionees if all options had been exercised on July 2, 2010.

The total intrinsic value of options exercised during fiscal 2008 was $0.8 million at the time of exercise (zero in fiscal 2010 and 2009).

A summary of the status of our nonvested stock options assumed in the Stratex acquisition as of July 2, 2010 and changes during fiscal 2010, are as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested stock options as of July 3, 2009	8,454	$9.07
Stock options forfeited	(26)	$17.96
Stock options vested	(6,554)	$9.02

Nonvested stock options as of July 2, 2010	1,874	$9.11

As of July 2, 2010, there was less than $0.1 million of total unrecognized compensation cost related to the assumed former Stratex options. This cost is expected to be recognized over a weighted-average period of 0.2 years. The total fair value of stock options assumed in the Stratex acquisition that vested during fiscal 2010, 2009 and 2008 was $0.1 million, $1.3 million and $1.5 million.

Summary of All Stock Options

The following summarizes all of our stock options outstanding as of July 2, 2010:

	Options Outstanding
		Weighted
		Average		Options Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Actual Range of Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
		(Years)

$3.01 — $9.96	2,483,500	6.0	$6.10	713,256	$5.93
$10.40 — $17.96	802,985	1.8	$16.78	799,773	$16.78
$18.04 — $27.76	383,555	2.7	$22.81	383,555	$22.81
$28.12 — $86.75	15,437	0.3	$68.26	15,437	$68.26

$3.01 — $86.75	3,685,477	4.7	$10.42	1,912,021	$14.36

Note N —	Business Segments

Revenue and loss before income taxes by segment are as follows:

	2010	2009	2008
	(In millions)

Revenue
North America	$175.1	$232.0	$242.5
International	303.8	447.9	475.9

Total Revenue	$478.9	$679.9	$718.4

	2010	2009	2008
	(In millions)

Loss Before Income Taxes
Segment Operating (Loss) Income:
North America(1)	$(64.2)	$(63.4)	$(8.0)
International(2)	(69.1)	(271.9)	(5.7)
Other income	1.2	—	—
Net interest expense	(1.9)	(1.9)	(0.2)

Loss before income taxes	$(134.0)	$(337.2)	$(13.9)

(1)	The following tables summarize certain charges, expenses and gains included in the North America segment operating results during fiscal 2010, 2009 and 2008:

	2010	2009	2008
	(In millions)

Goodwill impairment charges	$—	$31.8	$—
Intangible assets impairment charges	5.1	10.7	—
Property, plant and equipment impairment charges	7.0	3.2	—
Other impairment charges and rebranding expenses	4.0	—	—
Charges for product transition and inventory mark-downs	16.9	25.3	12.9
Restructuring charges	5.6	5.1	9.0
Amortization of purchased technology, trade names, customer relationships and non-compete agreements	11.7	3.0	2.7
Executive severance	2.4	—	—
Amortization of the fair value adjustments related to fixed assets	0.5	0.6	1.1
Cost of integration activities undertaken in connection with the merger	—	—	3.2
Gain on sale of building and Telsima acquisition purchase price settlement	(1.0)	—	—
Share-based compensation expense	2.9	1.8	7.4

	$55.1	$81.5	$36.3

(2)	The following tables summarize certain charges and expenses included in the International segment operating results during fiscal 2010, 2009 and 2008:

	2010	2009	2008
	(In millions)

Goodwill impairment charges	$—	$247.2	$—
Intangible assets impairment charges	58.1	21.9	—
Property, plant and equipment impairment charges	1.7	—	—
Other impairment charges and rebranding expenses	2.0	—	—
Amortization of purchased technology, trade names, customer relationships and non-compete agreements	2.2	10.2	11.9
Charges for product transition and inventory mark-downs	—	4.5	1.8
Restructuring charges	1.5	3.1	0.3
Acquired in-process research and development	—	2.4	—
Amortization of the fair value adjustments related to fixed assets	0.1	1.1	1.7
Cost of integration activities undertaken in connection with the merger	—	—	7.9
Gain on Telsima acquisition purchase price settlement	(1.2)	—	—
Share-based compensation expense	0.3	1.1	0.4

	$64.7	$291.5	$24.0

We report revenue by country based on the location where our customers accept delivery of our products and services. Revenue by country comprising more than 5% of our sales to unaffiliated customers for fiscal 2010, 2009 and 2008 are as follows:

	2010	% of Total	2009	% of Total	2008	% of Total
	(In millions)

United States	$157.4	32.8%	$208.6	30.7%	$192.3	26.8%
Nigeria	84.2	17.6%	145.9	21.5%	137.6	19.2%
Saudi Arabia	33.0	6.9%	4.8	0.7%	0.7	0.1%
Poland	15.1	3.2%	36.5	5.4%	29.6	4.1%
Other	189.6	39.5%	284.1	41.7%	358.2	49.8%

Total	$479.3	100.0%	$679.9	100.0%	$718.4	100.0%

Long-lived assets consisted primarily of identifiable intangible assets, goodwill and property, plant and equipment. Long-lived assets by location as of July 2, 2010 and July 3, 2009 are as follows:

	July 2,	July 3,
	2010	2009
	(In millions)

United States	$33.2	$60.4
Singapore	20.7	71.0
United Kingdom	4.9	22.8
Other countries	15.7	9.9

Total	$74.5	$164.1

Note O —	Income Taxes

Loss before provision for (benefit from) income taxes during fiscal 2010, 2009 and 2008 is as follows:

	2010	2009	2008
	(In millions)

United States	$(97.6)	$(188.0)	$(69.9)
Foreign	(36.4)	(149.2)	56.0

Total	$(134.0)	$(337.2)	$(13.9)

Provision (benefit) for income taxes for fiscal 2010, 2009 and 2008 are summarized as follows:

	2010	2009	2008
	(In millions)

Current provision:
United States	$(4.4)	$—	$—
Foreign	4.8	1.7	5.5
State and local	—	0.1	—

Total current provision	0.4	1.8	5.5
Deferred provision (benefit):
United States	—	22.1	(16.5)
Foreign	(4.2)	(9.0)	10.8
State and local	—	2.9	(1.8)

Total deferred provision (benefit)	(4.2)	16.0	(7.5)

	$(3.8)	$17.8	$(2.0)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate for fiscal 2010, 2009 and 2008:

	2010	2009	2008
	(In millions)

Statutory U.S. Federal tax rate	(35.0)%	(35.0)%	(35.0)%
Valuation allowances	10.8	15.1	113.2
State and local taxes, net of U.S. Federal tax benefit	(0.9)	(0.8)	(12.9)
Goodwill impairment not deductible	—	16.3	—
Foreign income taxed at rates less than the U.S. statutory rate	6.4	7.4	(85.5)
Dividend from foreign subsidiary	13.1	—	—
Other	2.8	2.3	5.8

Effective tax rate	(2.8)%	5.3%	(14.4)%

The components of deferred tax assets and liabilities are as follows:

	July 2, 2010		July 3, 2009
	Current	Non-Current	Current	Non-Current
	(In millions)

Deferred tax assets:
Inventory	$21.5	$—	$18.0	$—
Accruals	1.4	—	3.1	—
Unrealized impairment loss	—	—	—	1.2
Other reserves and accruals	1.3	—	0.2	0.8
Bad debts	3.1	—	6.1	—
Warranty reserve	1.2	—	2.4	—
Depreciation	—	5.3	—	4.8
Amortization	—	11.6	—	17.2
Other foreign	—	1.3	6.0	—
Stock options	—	4.5	—	3.3
Severance and restructuring costs	2.5	—	2.3	—
Deferred revenue	—	1.3	—	3.4
Unrealized exchange gain/loss	3.6	—	1.4	—
Other	—	4.7	—	1.2
Capital loss carryforward	—	—	—	5.8
Tax credit carryforwards	—	24.5	—	28.0
Tax loss carryforwards	—	108.1	—	90.2

Total deferred tax assets	34.6	161.3	39.5	155.9
Valuation allowance	(34.6)	(148.8)	(39.5)	(129.4)

Net deferred tax assets	—	12.5	—	26.5
Deferred tax liabilities:
Purchased identifiable intangible assets	—	—	—	19.4

Total deferred tax liabilities	—	—	—	19.4

Net deferred tax asset (liability)	$—	$12.5	$—	$7.1

Our consolidated balance sheet as of July 2, 2010 includes a non-current deferred income tax asset of $13.1 million and a non-current deferred tax liability of $0.6 million. This compares to a non-current deferred tax asset of $8.0 million, and a non-current deferred tax liability of $0.9 million as of July 3, 2009. For all jurisdictions for which we have deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to deferred income taxes, as reflected in our consolidated balance sheet, was $183.4 million as of July 2, 2010 and $168.9 million as of July 3, 2009. The increase in valuation allowance in fiscal 2010 compared with fiscal 2009 was primarily due to our establishing additional valuation allowance on certain deferred tax assets generated in the current year. If we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

United States income taxes have not been provided on basis differences in foreign subsidiaries of $18.2 million and $11.7 million as of July 2, 2010 and July 3, 2009, because of our intention to reinvest these earnings indefinitely. The determination of unrecognized deferred U.S. tax liability for foreign subsidiaries is not practicable. Tax loss and credit carryforwards as of July 2, 2010 have expiration dates ranging between one year and no expiration in certain instances. The amount of U.S. tax loss carryforwards as of July 2, 2010 and July 3, 2009 was $224.7 million and $201.2 million and begin to expire in fiscal 2022.

Credit carryforwards as of July 2, 2010 and July 3, 2009 was $24.5 million and $27.9 million and certain credits begin to expire in fiscal 2011. The amount of foreign tax loss carryforwards for July 2, 2010 and July 3, 2009 was $100.1 million and $50.5 million. The utilization of a portion of the U.S. net operating losses created prior to the merger is subject to an annual limitation under Section 382 of the Internal Revenue Code as a result of a change of ownership. Income tax refunds received, net of income taxes paid, were $3.6 million during fiscal 2010. Income taxes paid were $2.6 million and $2.2 million during fiscal 2009 and 2008.

On November 6, 2009, the President signed into law the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”). The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in either tax year 2008 or 2009 to be carried back up to five years (previously limited to a two year carryback). The Company received a refund from the U.S. Internal Revenue Service in the amount of $4.4 million during fiscal 2010.

The effective tax rate in the fiscal year ended July 2, 2010 was impacted unfavorably by a valuation allowance recorded on certain deferred tax assets where it was determined it was not more likely than not that the assets would be realized. The net change in the valuation allowance impacting the effective tax rate during the year ended July 2, 2010 was an increase of $14.5 million.

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

During the year ended July 2, 2010 all tax benefits recognized that were associated with Stratex acquired deferred tax assets were accounted for through the income statement. During the year ended July 3, 2009, certain temporary taxable differences in the amount of $7.2 million were realized. This realization resulted in a reduction of the valuation allowance placed on Stratex acquired deferred tax assets. The reduction of this valuation allowance was recorded against the goodwill and non-current intangible assets acquired in the Stratex acquisition. The reduction of the acquired intangible assets was required after the impairment reduced our goodwill from the Stratex acquisition to zero. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be accounted for through the income statement is $56.1 million.

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

We entered into a tax sharing agreement with Harris Corporation effective on January 26, 2007, the date of the merger. The tax sharing agreement addresses, among other things, the settlement process associated with pre-merger tax liabilities and tax attributes that are attributable to the MCD business when it was a division of Harris Corporation. There were no settlement payments recorded in fiscal 2010, 2009 or 2008.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain.

As of July 2, 2010 and July 3, 2009, we had a liability for unrecognized tax benefits of $14.9 million and $30.9 million for various federal, foreign, and state income tax matters. Unrecognized tax benefits decreased by $16.0 million. If the unrecognized tax benefits associated with these positions are ultimately recognized, they would not be expected to have a material impact on our effective tax rate or financial position.

We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign, and state income taxes. We did not accrue an additional amount for such interest as of July 2, 2010 and July 3, 2009. No penalties have been accrued.

We expect that the amount of unrecognized tax benefit may change in the next twelve months; however, it is not expected to have a significant impact on our results of operations, financial position or cash flows.

Our unrecognized tax benefit activity for fiscal 2010 and 2009 is as follows (in millions):

Unrecognized tax benefit as of June 27, 2008	$29.6
Additions for tax positions in prior periods	1.5
Decreases for tax positions in prior periods	(0.2)

Unrecognized tax benefit as of July 3, 2009	30.9
Additions for tax positions in prior periods	1.3
Decreases for tax positions in prior periods	(17.3)

Unrecognized tax benefit as of July 2, 2010	$14.9

We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Singapore, Poland, Nigeria, France and the U.K. The earliest years still open and subject to potential audits for these jurisdictions are as follows: United States — 2003; Singapore — 2006; Poland — 2004; Nigeria — 2004; France — 2006; and U.K. — 2006. As of July 2, 2010, we are under audit by the U.S. Internal Revenue Service for the June 27, 2008 tax year.

Note P —	Operating Lease Commitments

We lease sales and administrative facilities under non-cancelable operating leases. These leases have initial lease terms that extend through fiscal year 2020.

Rental expense for operating leases, including rentals on a month-to-month basis was $12.7 million, $11.9 million and $13.6 million in fiscal 2010, 2009 and 2008.

As of July 2, 2010, our future minimum commitments for all non-cancelable operating leases with an initial lease term in excess of one year are as follows:

Fiscal Years
Ending in June
(In millions)

2011	$10.5
2012	6.3
2013	4.0
2014	3.4
2015	2.6
Thereafter	13.2

Total	$40.0

These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We do not consider any of these individual leases material to our operations.

Note Q —	Risk Management, Derivative Financial Instruments and Hedging Activities

We are exposed to global market risks, including the effect of changes in foreign currency exchange rates, and use derivatives to manage financial exposures that occur in the normal course of business. We do not hold nor issue derivatives for trading purposes or make speculative investments in foreign currencies.

We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments or forecasted transactions. We also enter into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the balance sheet; these are not designated as hedging instruments. Accordingly, changes in the fair value of hedges of recorded balance sheet positions are recognized immediately in cost of product sales on the consolidated statements of operations together with the transaction gain or loss from the hedged balance sheet position.

Substantially all derivatives outstanding as of July 2, 2010 are designated as cash flow hedges or non-designated hedges of recorded balance sheet positions. All derivatives are recognized on the balance sheet at their fair value. The total notional amount of outstanding derivatives as of July 2, 2010 was $41.9 million, of which $10.2 million were designated as cash flow hedges and $31.7 million were not designated as cash flow hedging instruments.

As of July 2, 2010, we had 41 foreign currency forward contracts outstanding with a total net notional amount of $14.1 million consisting of 13 different currencies, primarily the Canadian dollar, Euro, Philippine peso, Polish zloty, Singapore dollar and Republic of South Africa rand.

Following is a summary by currency of the contract net notional amounts grouped by the underlying foreign currency as of July 2, 2010:

	Contract Amount			Contract
	(Local Currency)			Amount
				(USD)
	(In millions)

Canadian dollar (“CAD”) net contracts to receive (pay) USD	(CAD	)	3.4	$3.2
Euro (“EUR”) net contracts to receive (pay) USD	(EUR	)	(2.9)	$(3.5)
Philippine peso (“PHP”) net contracts to receive (pay) USD	(PHP	)	(136.3)	$(3.0)
Polish zloty (“PLN”) net contracts to receive (pay) USD	(PLN	)	28.6	$8.6
Singapore dollar (“SGD”) net contracts to receive (pay) USD	(SGD	)	2.9	$2.1
Republic of South Africa rand (“ZAR”) net contracts to receive (pay) USD	(ZAR	)	31.2	$4.1
All other currencies net contracts to receive (pay) USD				$2.6

Total of all currencies				$14.1

As of July 3, 2009, we had 40 foreign currency forward contracts outstanding with a total net notional amount of $29.2 million consisting of 14 different currencies, primarily the Australian dollar, Canadian dollar, Euro and Polish zloty. Following is a summary by currency of the contract net notional amounts grouped by the underlying foreign currency as of July 3, 2009:

	Contract Amount			Contract
	(Local Currency)			Amount
				(USD)
	(In millions)

Australian dollar (“AUD”) net contracts to receive (pay) USD	(AUD	)	10.8	$8.6
Canadian dollar (“CAD”) net contracts to receive (pay) USD	(CAD	)	(5.7)	$(5.0)
Euro (“EUR”) net contracts to receive (pay) USD	(EUR	)	10.4	$14.6
Polish zloty (“PLN”) net contracts to receive (pay) USD	(PLN	)	31.2	$9.6
All other currencies net contracts to receive (pay) USD				$1.4

Total of all currencies				$29.2

The following table presents the fair value of derivative instruments included within our Consolidated Balance Sheet as of July 2, 2010.

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)

Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$0.1	Other current liabilities	$0.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	—	Other current liabilities	—

Total derivatives		$0.1		$0.1

The following table presents the fair value of derivative instruments included within our Consolidated Balance Sheet as of July 3, 2009:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)

Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$0.2	Other current liabilities	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$0.9	Other current liabilities	$0.9

Total derivatives		$1.1		$0.9

The following table presents the amounts of gains (losses) from cash flow hedges recorded in Other Comprehensive (Loss) Income, the amounts transferred from Other Comprehensive (Loss) Income and recorded in Revenue and Cost of Products Sold, and the amounts associated with excluded time value and hedge ineffectiveness during fiscal 2010 and 2009 (in millions):

Locations of Gains (Losses) Recorded From Derivatives Designated as Cash Flow Hedges	2010	2009
	(In millions)

Amount of gain (loss) of effective hedges recognized in Other Comprehensive Income	$0.6	$2.6
Amount of gain (loss) of effective hedges reclassified from Other Comprehensive Income into:
Revenue	$(0.2)	$2.6
Cost of Products Sold	$0.2	$—
Amount recorded into Cost of Products Sold associated with excluded time value	$0.2	$—
Amount recorded into Cost of Products Sold due to hedge ineffectiveness	$0.1	$—

Refer to Note D — Fair Value Measurements of Assets and Liabilities for a description of how the above financial instruments are valued and Note L — Accumulated Other Comprehensive (Loss) Income for additional information on changes in other comprehensive loss during fiscal 2010 and 2009.

Cash Flow Hedges

The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual cash flows resulting from transactions in foreign currencies, including revenue, product costs, selling and administrative expenses and intercompany transactions will be adversely affected by changes in exchange rates. It is our policy to utilize derivatives to reduce foreign currency exchange risks where internal netting strategies cannot be effectively employed. As of July 2, 2010, hedged transactions included our customer and intercompany backlog and outstanding purchase commitments denominated primarily in the Canadian dollar, Euro, Philippine peso, Polish zloty, Singapore dollar and Republic of South Africa rand. We hedge up to 100% of anticipated exposures typically one to three months in advance, but have hedged as much as six months in advance. We generally review our exposures twice each month and adjust the amount of derivatives outstanding as needed.

A derivative designated as a hedge of a forecasted transaction is carried at fair value with the effective portion of the derivative’s fair value recorded in other comprehensive income or loss and subsequently recognized in earnings in the same period or periods the hedged transaction affects earnings. Any ineffective or excluded portion of a derivative’s gain or loss is recorded in earnings as it occurs. In some cases, amounts recorded in other comprehensive income or loss will be released to net income or loss some time after the maturity of the related derivative. The consolidated statement of income classification of effective hedge results is the same as that of the underlying exposure. For example, results of hedges of revenue and product costs are recorded in revenue and cost of product sales, respectively, when the underlying hedged transaction is recorded.

As of July 2, 2010, there was $0.3 million of deferred net gains on both outstanding and matured derivatives accumulated in other comprehensive loss that are expected to be reclassified to net income or loss during the next twelve months as a result of underlying hedged transactions also being recorded in net income or loss. Actual amounts ultimately reclassified to net income or loss are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of July 2, 2010, the maximum term over which we are hedging cash flow exposures is six months.

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

When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income or loss and is reclassified to net income or loss when the forecasted transaction affects net income or loss. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income or loss will be recognized immediately in net income or loss. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in cost of product sales.

Non-Designated Hedges

As mentioned above, the total notional amount of outstanding derivatives as of July 2, 2010 not designated as cash flow hedging instruments was $31.7 million. The purpose of these hedges is to offset realized and unrealized foreign exchange gains and losses recorded on non-functional currency monetary assets and liabilities, including primarily cash balances and accounts receivable and accounts payable from third party and intercompany transactions recorded on the balance sheet. Since these gains and losses are considered by us to be operational in nature, we record both the gains and losses from the revaluation of the balance sheet transactions and the gains and losses on the derivatives in cost of products sold. During fiscal 2010, we recorded in cost of products sold the following amount of net losses recorded on non-designated hedges as follows, in millions:

			Location of Gain
			(Loss) Recognized in
			Income on
	2010	2009	Derivatives

Derivatives not designated as hedging instruments:
Gains (losses) on foreign exchange forward contracts	(0.4)	5.4	Cost of products sold

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

Note R —	Legal Proceedings

We and certain of our current and former executive officers and directors were named in a federal securities class action complaint filed on September 15, 2008 in the United States District Court for the District of Delaware by plaintiff Norfolk County Retirement System on behalf of an alleged class of purchasers of our securities from January 29, 2007 to July 30, 2008, including shareholders of Stratex Networks, Inc. who exchanged shares of Stratex Networks, Inc. for our shares as part of the merger between Stratex Networks and the Microwave Communications Division of Harris Corporation. This action relates to the restatement of our prior financial statements as discussed in our fiscal 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 25, 2008. Similar complaints were filed in the United States District Court of Delaware on October 6 and October 30, 2008. Each complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as violations of Sections 11 and 15 of the Securities Act of 1933 and seeks, among other relief, determinations that the action is a proper class action, unspecified compensatory damages and reasonable attorneys’ fees and costs. The actions were consolidated on June 5, 2009 and a consolidated class action complaint was filed on July 29, 2009. On July 27, 2010, the Court denied the motions to dismiss that we and the officer and director defendants had filed. We believe that we have meritorious defenses and intend to defend ourselves vigorously.

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

Note S —	Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Our fiscal quarters end on the Friday nearest the end of the calendar quarter. Summarized quarterly data for fiscal 2010 and 2009 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	10-02-2009	01-01-2010	04-02-2010	07-02-2010
	(In millions, except share amounts)

Fiscal 2010
Revenue	$120.0	$122.6	$120.0	$116.3
Gross margin	$37.7	$42.3	$18.2	$35.2
Loss from operations	$(6.4)	$(6.2)	$(29.0)	$(91.7)
Net loss	$(7.8)	$(7.9)	$(25.7)	$(88.8)
Per share data(1):
Basic and diluted net loss per share of Common Stock(2)	$(0.13)	$(0.13)	$(0.43)	$(1.49)
Market price range of one share of Common Stock:
High	$7.79	$7.49	$8.25	$7.42
Low	$5.65	$5.81	$5.85	$3.46

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	09-26-2008	01-02-2009	04-03-2009	07-03-2009
	(In millions, except share amounts)

Fiscal 2009
Revenue	$195.8	$190.9	$158.0	$135.2
Gross margin	$59.1	$51.1	$16.5	$47.7
Income (loss) from operations	$7.7	$(294.8)	$(35.2)	$(13.0)
Net income (loss)	$6.5	$(318.7)	$(39.4)	$(3.4)
Per share data(1):
Basic net income (loss) per share of Class A and Class B Common Stock	$0.11	$(5.43)	$(0.67)	$(0.06)
Diluted net income (loss) per share of Class A and Class B Common Stock	$0.10	$(5.43)	$(0.67)	$(0.06)
Market price range of one share of Class A Common Stock:
High	$11.45	$7.85	$7.24	$6.75
Low	$6.85	$3.26	$3.00	$3.91

(1)	In fiscal 2009, we had Class A and Class B shares of common stock outstanding. The net loss per common share amounts were the same for Class A and Class B because the holders of each class were legally entitled to equal per share distributions whether through dividends or in liquidation. Subsequent to May 27, 2009, Class B Common Stock converted automatically into shares of Class A Common Stock. There were no shares of Class B common stock outstanding during fiscal 2010. Effective November 19, 2009, under a change to our certificate of incorporation approved by shareholders, all shares of our Class A common stock were reclassified on a one-to-one basis to shares of Common Stock without a class designation; we no longer have Class A or Class B common stock authorized, issued or outstanding.

The following tables summarize certain charges and expenses included in our results of operations for each of the fiscal quarters during the most recent two fiscal years in the period ended July 2, 2010.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	10-02-2009	01-01-2010	04-02-2010	07-02-2010

Intangible assets impairment charges	$—	$—	$—	$63.2
Property, plant and equipment impairment charges	—	—	—	8.7
Other impairment charges and rebranding expenses	—	—	—	3.4
Charges for product transition	—	—	16.9	—
Amortization of purchased technology	2.1	2.1	2.1	1.9
Restructuring charges	1.1	1.5	0.7	3.8
Amortization of trade names and customer relationships	1.5	1.5	1.3	1.3
Executive severance	—	—	0.6	1.8
Amortization of fair value adjustments to fixed assets	0.2	0.2	0.2	—
Costs of rebranding and transition from Harris	0.1	1.5	0.8	0.3
Gain on sale of building and Telsima acquisition purchase price settlement	—	—	—	(2.2)
Share-based compensation expense	1.1	0.5	0.3	1.3

	$6.1	$7.3	$22.9	$83.5

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	09-26-2008	01-02-2009	04-03-2009	07-03-2009

Goodwill impairment charges	$—	$279.0	$—	$—
Impairment charges for the trade name “Stratex”	—	22.0	—	10.6
Charges for product transition and product discontinuances	—	—	29.8	—
Charge to increase deferred tax valuation allowance	—	20.8	—	—
Restructuring charges	3.3	1.1	0.5	3.3
Amortization of purchased technology	1.8	1.8	1.8	2.1
Amortization of trade names and customer relationships	1.4	1.4	1.4	1.5
Software impairment charges	—	—	2.9	0.3
Acquired in-process research and development	—	—	2.4	—
Amortization of fair value adjustments to fixed assets	0.6	0.6	0.3	0.2
Share-based compensation expense	1.1	0.4	0.5	0.9

	$8.2	$327.1	$39.6	$18.9

We have not paid cash dividends on our Common Stock and do not intend to pay cash dividends in the foreseeable future.

Note T —	Preferred Share Purchase Rights

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

Note U —	Subsequent Event

On September 7, 2010, we sold our NetBoss assets consisting of intellectual property and certain equipment to a third party named NetBoss Technologies, Inc. NetBoss Technologies Inc. is a new company formed by its management team, our former development partner for NetBoss, and private investors. As part of the terms of the sale, we will assign our customer contracts for NetBoss software and maintenance to NetBoss Technologies, Inc. We will continue to license NetBoss to operate our Network Operations Centers.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of July 2, 2010.

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this report has issued an attestation report on our internal control over financial reporting which appears in Item 8. Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended July 2, 2010.

Item 10.	Directors, Executive Officers and Corporate Governance

We adopted a Code of Business Ethics, that is available at www.aviatnetworks.com. No amendments to our Code of Business Ethics, or waivers from our Code of Business Ethics with respect to any of our executive officers or directors have been made. If, in the future, we amend our Code of Business Ethics or grant waivers from our code of Business Ethics with respect to any of our executive officers or directors, we will make information regarding such amendments or waivers available on our corporate website (www.aviatnetworks.com) for a period of at least 12 months.

Information regarding our directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, by our directors and executive officers will appear in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders to be held on or about November 9, 2010 and is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding our executive compensation will appear in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders to be held on or about November 9, 2010 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Summary

The following table provides information as of July 2, 2010, relating to our equity compensation plan pursuant to which grants of options, restricted stock and performance shares may be granted from time to time and the option plans and agreements assumed by us in connection with the Stratex acquisition:

			Number of Securities
			Remaining Available for
	Number of Securities to		Further Issuance Under
	be Issued Upon Exercise		Equity Compensation
	of Options and Vesting of	Weighted-Average	Plans (Excluding
	Restricted Stock and	Exercise Price of	Securities Reflected in
Plan Category	Performance Shares	Outstanding Options(1)	the First Column)

Equity Compensation plan approved by security holders(2)	3,573,878	$6.92	6,593,588
Equity Compensation plans not approved by security holders(3)	1,150,751	$18.12	—

Total	4,724,629	$9.65	6,593,588

(1)	Excludes weighted average fair value of restricted stock and performance shares at issuance date.

(2)	Consists solely of our 2007 Stock Equity Plan, as amended and restated effective November 19, 2009.

(3)	Consists of common stock that may be issued pursuant to option plans and agreements assumed pursuant to the Stratex acquisition. The Stratex plans were duly approved by the shareholders of Stratex prior to the merger with us. No shares are available for further issuance.

(4)	For further information on our equity compensation plans see “Note B — Significant Accounting Policies and New Accounting Pronouncements” and “Note M — Share-Based Compensation” in the Notes to Consolidated Financial Statements included in Item 8.

The other information required by this item will appear in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders to be held on or about November 9, 2010 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence will appear under “Transactions with Related Persons” and “Corporate Governance” in our definitive Proxy Statement for our

2010 Annual Meeting of Shareholders to be held on or about November 9, 2010 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding our principal accountant fees and services will appear in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders to be held on or about November 9, 2010 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report.

1.	Financial Statements.

The financial statements of Aviat Networks, Inc. are set forth in Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended July 2, 2010

All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or Notes thereto.

2(b). Exhibits.

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Ex. #	Description

2.1	Amended and Restated Formation, Contribution and Merger Agreement, dated as of December 18, 2006, among Harris Corporation, Stratex Networks, Inc., Harris Stratex Networks, Inc. and Stratex Merger Corp. (incorporated by reference to Appendix A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 of Harris Stratex Networks, Inc. filed with the Securities and Exchange Commission on January 3, 2007, File No. 333-137980)
2.2	Letter Agreement, dated as of January 26, 2007, among Harris Corporation, Stratex Networks, Inc., Harris Stratex Networks, Inc. and Stratex Merger Corp. (incorporated by reference to Exhibit 2.1.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
2.3	Agreement and Plan of Merger by and among Harris Stratex Networks Operating Corporation, Eagle Networks Merger Corporation, Telsima Corporation and the Holder Representative dated as of February 27, 2009 (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009, File No. 001-33278)
3.1	Amended and Restated Certificate of Incorporation of Harris Stratex Networks, Inc. as filed with the Secretary of State of the State of Delaware on November 19, 2009 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2009, File No. 001-33278)
3.2	Amended and Restated Bylaws of Harris Stratex Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2009, File No. 001-33278)
3.3	Certificate of Ownership and Merger Merging Aviat Networks, Inc. into Harris Stratex Networks, Inc., effective January 27, 2010, as filed with the Secretary of State of the State of Delaware on January 27, 2010 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2010, File No. 001-33278)

Ex. #		Description

4.1		Intentionally omitted.
4	.1.1	Specimen common stock certificate, adopted as of January 29, 2010
4.2		Intentionally omitted.
4.3		Intentionally omitted.
10.1		Intentionally omitted.
10.2		Non-Competition Agreement among Harris Stratex Networks, Inc., Harris Corporation and Stratex Networks, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.3		Intellectual Property Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.4		Trademark and Trade Name License Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.5 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.5		Intentionally omitted.
10.6		Transition Services Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.7 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10	.6.1	Amendment to Transition Services Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated December 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009 filed with the Securities and Exchange Commission on February 10, 2009, File No. 001-33278)
10.7		Intentionally omitted.
10.8		NetBoss Service Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.9 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.9		Intentionally omitted.
10.10		Tax Sharing Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.11 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.11		Intentionally omitted.
10	.12*	Employment Agreement, effective as of April 8, 2008, between Harris Stratex Networks, Inc. and Harald J. Braun (incorporated by reference to Exhibit 10.15.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008 filed with the Securities and Exchange Commission on May 6, 2008, File No. 001-33278)
10	.13*	Restated Employment Agreement, dated as of May 14, 2002, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Stratex Networks, Inc. for the Fiscal Year Ended March 31, 2003 filed with the Securities and Exchange Commission on May 19, 2003, File No. 000-15895)
10	.13.1*	Third Amendment to Employment Agreement, dated as of December 15, 2006, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 19, 2006, File No. 333-137980)
10	.14*	Standard Form of Executive Employment Agreement between Harris Stratex Networks, Inc. and certain executives (incorporated by reference to Exhibit 10.16 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.15		Form of Indemnification Agreement between Harris Stratex Networks, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of Stratex Networks, Inc., File No. 33-13431)

Ex. #		Description

10.16		Sublicense Agreement, effective as of January 26, 2007, between Harris Stratex Networks, Inc. and Harris Stratex Networks Operating Corporation (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2007 filed with the Securities and Exchange Commission on August 27, 2007, File No. 001-33278)
10	.17*	Harris Stratex Networks, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2008 filed with the Securities and Exchange Commission on September 25, 2008, File No. 001-33278)
10	.18*	Harris Stratex Networks, Inc. 2007 Stock Equity Plan (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2007, File No. 333-140442)
10	.18.1	Harris Stratex Networks, Inc. 2007 Stock Equity Plan (As Amended and Restated Effective November 19, 2009) (incorporated by reference to Appendix B to the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on October 7, 2009, File No. 001-33278)
10.19		Credit Agreement between Harris Stratex Networks, Inc., Harris Stratex Networks Operating Corporation, Harris Stratex Networks(S) Pte. Ltd., Bank of America, N.A., Silicon Valley Bank, Banc of America Securities Asia Limited and Banc of America Securities LLC, dated June 30, 2008 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2008 filed with the Securities and Exchange Commission on September 25, 2008, File No. 001-33278)
10	.19.1	Amendment No. 1 to Credit Agreement between Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks(S) Pte. Ltd., Bank of America, N.A., Bank of America, N.A. Hong Kong Branch, and Silicon Valley Bank, dated August 23, 2010
10.20		Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated January 21, 2004 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Stratex Networks, Inc. on January 22, 2004, File No. 000-15895)
10	.20.1	Amendment No. 5 to Amended and Restated Loan and Security Agreement between Harris Stratex Networks Operating Corporation, a wholly owned subsidiary of Harris Stratex Networks, Inc. and the successor to Stratex Networks, Inc. and Silicon Valley Bank, dated February 23, 2007 (incorporated herein by reference to Exhibit 10.28.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2007 filed with the Securities and Exchange Commission on August 27, 2007, File No. 001-33278)
10.21		Intentionally omitted.
10	.22*	Employment Agreement, effective as of May 4, 2009, between Harris Stratex Networks, Inc. and Thomas L. Cronan III (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2009, File No. 001-33278)
10	.23*	Employment Agreement, dated as of April 1, 2006, between Harris Stratex Networks, Inc. and Heinz Stumpe (incorporation by reference to Exhibit 10.15.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2007 filed with the Securities and Exchange Commission on May 8, 2007, File No. 001-33278)
10	.24*	Employment Agreement, dated as of May 14, 2002, between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.1 to the Stratex Networks, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 9, 2006, File No. 000-15895)
10	.24.1*	Amendment A, effective as of April 1, 2006, to Employment Agreement, dated May 14, 2002, between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.2 to the Stratex Networks, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 9, 2006, File No. 000-15895)
10	.24.2*	Amendment B, effective as of April 1, 2006, to Employment Agreement, dated May 14, 2002, between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.3 to the Stratex Networks, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 9, 2006, File No. 000-15895)

Ex. #		Description

10	.25*	Employment Agreement, dated as of May 14, 2002, between Stratex Networks, Inc. and Shaun McFall (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2009 filed with the Securities and Exchange Commission on September 4, 2009, File No. 001-33278)
10	.25.1*	Amendment, effective April 1, 2006, to Employment Agreement, dated May 14, 2002, between Stratex Networks, Inc. and Shaun McFall (incorporated by reference to Exhibit 10.25.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2009 filed with the Securities and Exchange Commission on September 4, 2009, File No. 001-33278)
10.26		Employment Agreement, dated June 28, 2010, between Aviat Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2010, File No. 001-33278)
21		List of Subsidiaries of Aviat Networks, Inc.
23		Consent of Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1		Section 1350 Certification of Chief Executive Officer.
32.2		Section 1350 Certification of Chief Financial Officer.

*	Management compensatory contract, arrangement or plan required to be filed as an exhibit pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIAT NETWORKS, INC.
(Registrant)

By:	/s/ Charles D. Kissner
Charles D. Kissner
Chief Executive Officer and Chairman of the Board
Date: September 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles D. Kissner Charles D. Kissner	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 9, 2010

/s/ Thomas L. Cronan III Thomas L. Cronan III	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	September 9, 2010

/s/ J. Russell Mincey J. Russell Mincey	Vice President, Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)	September 9, 2010

/s/ Eric C. Evans Eric C. Evans	Director	September 9, 2010

/s/ William A. Hasler William A. Hasler	Director	September 9, 2010

/s/ Clifford H. Higgerson Clifford H. Higgerson	Director	September 9, 2010

/s/ Dr. Mohsen Sohi Dr. Mohsen Sohi	Director	September 9, 2010

/s/ James C. Stoffel James C. Stoffel	Lead Independent Director	September 9, 2010

/s/ Edward F. Thompson Edward F. Thompson	Director	September 9, 2010

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
AVIAT NETWORKS, INC.

Years Ended July 2, 2010, July 3, 2009 and June 27, 2008

		Additions
			Charged to
	Balance at	Charged to	Other		(Additions)		Balance
	Beginning of	Costs and	Accounts		Deductions		at End
	Period	Expenses	Describe		Describe		of Period
	($)	($)	($)		($)		($)
	(In millions)

Allowances for collection losses:
Year ended July 2, 2010	27.0	2.6	—		16.3	(A)	13.3
Year ended July 3, 2009	12.6	9.9	—		(4.5	)(B)	27.0
Year ended June 27, 2008	8.5	3.7	—		(0.4	)(C)	12.6
Deferred tax asset valuation allowance(D):
Year ended July 2, 2010	168.9	14.5	—		—		183.4
Year ended July 3, 2009	116.9	50.8	1.2	(E)	—		168.9
Year ended June 27, 2008	96.9	15.6	4.4	(E)	—		116.9

Note A	Consists of changes to allowance for collection losses of $16.3 million for uncollectible accounts charged off, net of recoveries on accounts previously charged off.

Note B	Consists of changes to allowance for collection losses of $0.1 million for foreign currency translation losses, $6.4 million in additions from the acquisition of Telsima and $1.8 million for uncollectible accounts charged off, net of recoveries on accounts previously charged off.

Note C	Consists of additions to allowance for collection losses of $0.5 million for foreign currency translation gains and $0.1 million for uncollectible accounts charged off, net of recoveries on accounts previously charged off.

Note D	Additions to deferred tax valuation allowance are recorded as expense.

Note E	Deferred tax asset recorded as an adjustment to goodwill and identified intangible assets under purchase accounting and reclass of Harris Corporation Intercompany deferred tax assets.

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Ex. #		Description

2.1		Amended and Restated Formation, Contribution and Merger Agreement, dated as of December 18, 2006, among Harris Corporation, Stratex Networks, Inc., Harris Stratex Networks, Inc. and Stratex Merger Corp. (incorporated by reference to Appendix A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 of Harris Stratex Networks, Inc. filed with the Securities and Exchange Commission on January 3, 2007, File No. 333-137980)
2.2		Letter Agreement, dated as of January 26, 2007, among Harris Corporation, Stratex Networks, Inc., Harris Stratex Networks, Inc. and Stratex Merger Corp. (incorporated by reference to Exhibit 2.1.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
2.3		Agreement and Plan of Merger by and among Harris Stratex Networks Operating Corporation, Eagle Networks Merger Corporation, Telsima Corporation and the Holder Representative dated as of February 27, 2009 (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009, File No. 001-33278)
3.1		Amended and Restated Certificate of Incorporation of Harris Stratex Networks, Inc. as filed with the Secretary of State of the State of Delaware on November 19, 2009 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2009, File No. 001-33278)
3.2		Amended and Restated Bylaws of Harris Stratex Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2009, File No. 001-33278)
3.3		Certificate of Ownership and Merger Merging Aviat Networks, Inc. into Harris Stratex Networks, Inc., effective January 27, 2010, as filed with the Secretary of State of the State of Delaware on January 27, 2010 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2010, File No. 001-33278)
4.1		Intentionally omitted.
4	.1.1	Specimen common stock certificate, adopted as of January 29, 2010
4.2		Intentionally omitted.
4.3		Intentionally omitted.
10.1		Intentionally omitted.
10.2		Non-Competition Agreement among Harris Stratex Networks, Inc., Harris Corporation and Stratex Networks, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.3		Intellectual Property Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.4		Trademark and Trade Name License Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.5 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.5		Intentionally omitted.
10.6		Transition Services Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.7 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10	.6.1	Amendment to Transition Services Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated December 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009 filed with the Securities and Exchange Commission on February 10, 2009, File No. 001-33278)
10.7		Intentionally omitted.

Ex. #		Description

10.8		NetBoss Service Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.9 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.9		Intentionally omitted.
10.10		Tax Sharing Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.11 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.11		Intentionally omitted.
10	.12*	Employment Agreement, effective as of April 8, 2008, between Harris Stratex Networks, Inc. and Harald J. Braun (incorporated by reference to Exhibit 10.15.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008 filed with the Securities and Exchange Commission on May 6, 2008, File No. 001-33278)
10	.13*	Restated Employment Agreement, dated as of May 14, 2002, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Stratex Networks, Inc. for the Fiscal Year Ended March 31, 2003 filed with the Securities and Exchange Commission on May 19, 2003, File No. 000-15895)
10	.13.1*	Third Amendment to Employment Agreement, dated as of December 15, 2006, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 19, 2006, File No. 333-137980)
10	.14*	Standard Form of Executive Employment Agreement between Harris Stratex Networks, Inc. and certain executives (incorporated by reference to Exhibit 10.16 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)
10.15		Form of Indemnification Agreement between Harris Stratex Networks, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of Stratex Networks, Inc., File No. 33-13431)
10.16		Sublicense Agreement, effective as of January 26, 2007, between Harris Stratex Networks, Inc. and Harris Stratex Networks Operating Corporation (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2007 filed with the Securities and Exchange Commission on August 27, 2007, File No. 001-33278)
10	.17*	Harris Stratex Networks, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2008 filed with the Securities and Exchange Commission on September 25, 2008, File No. 001-33278)
10	.18*	Harris Stratex Networks, Inc. 2007 Stock Equity Plan (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2007, File No. 333-140442)
10	.18.1	Harris Stratex Networks, Inc. 2007 Stock Equity Plan (As Amended and Restated Effective November 19, 2009) (incorporated by reference to Appendix B to the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on October 7, 2009, File No. 001-33278)
10.19		Credit Agreement between Harris Stratex Networks, Inc., Harris Stratex Networks Operating Corporation, Harris Stratex Networks(S) Pte. Ltd., Bank of America, N.A., Silicon Valley Bank, Banc of America Securities Asia Limited and Banc of America Securities LLC, dated June 30, 2008 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2008 filed with the Securities and Exchange Commission on September 25, 2008, File No. 001-33278)
10	.19.1	Amendment No. 1 to Credit Agreement between Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks(S) Pte. Ltd., Bank of America, N.A., Bank of America, N.A. Hong Kong Branch, and Silicon Valley Bank, dated August 23, 2010
10.20		Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated January 21, 2004 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Stratex Networks, Inc. on January 22, 2004, File No. 000-15895)

Ex. #		Description

10	.20.1	Amendment No. 5 to Amended and Restated Loan and Security Agreement between Harris Stratex Networks Operating Corporation, a wholly owned subsidiary of Harris Stratex Networks, Inc. and the successor to Stratex Networks, Inc. and Silicon Valley Bank, dated February 23, 2007 (incorporated herein by reference to Exhibit 10.28.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2007 filed with the Securities and Exchange Commission on August 27, 2007, File No. 001-33278)
10.21		Intentionally omitted.
10	.22*	Employment Agreement, effective as of May 4, 2009, between Harris Stratex Networks, Inc. and Thomas L. Cronan III (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2009, File No. 001-33278)
10	.23*	Employment Agreement, dated as of April 1, 2006, between Harris Stratex Networks, Inc. and Heinz Stumpe (incorporation by reference to Exhibit 10.15.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2007 filed with the Securities and Exchange Commission on May 8, 2007, File No. 001-33278)
10	.24*	Employment Agreement, dated as of May 14, 2002, between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.1 to the Stratex Networks, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 9, 2006, File No. 000-15895)
10	.24.1*	Amendment A, effective as of April 1, 2006, to Employment Agreement, dated May 14, 2002, between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.2 to the Stratex Networks, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 9, 2006, File No. 000-15895)
10	.24.2*	Amendment B, effective as of April 1, 2006, to Employment Agreement, dated May 14, 2002, between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.3 to the Stratex Networks, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 9, 2006, File No. 000-15895)
10	.25*	Employment Agreement, dated as of May 14, 2002, between Stratex Networks, Inc. and Shaun McFall (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2009 filed with the Securities and Exchange Commission on September 4, 2009, File No. 001-33278)
10	.25.1*	Amendment, effective April 1, 2006, to Employment Agreement, dated May 14, 2002, between Stratex Networks, Inc. and Shaun McFall (incorporated by reference to Exhibit 10.25.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2009 filed with the Securities and Exchange Commission on September 4, 2009, File No. 001-33278)
10.26		Employment Agreement, dated June 28, 2010, between Aviat Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2010, File No. 001-33278)
21		List of Subsidiaries of Aviat Networks, Inc.
23		Consent of Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1		Section 1350 Certification of Chief Executive Officer.
32.2		Section 1350 Certification of Chief Financial Officer.

*	Management compensatory contract, arrangement or plan required to be filed as an exhibit pursuant to Item 15(b) of this report.