Form 10-Q
period 2010-10-01
AVIAT NETWORKS, INC.
filed 2010-11-10
CIK 1377789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33278
AVIAT NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5961564

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5200 Great American Parkway
Santa Clara, California	95054

(Address of principal executive offices)	(Zip Code)
(408) 567-7000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock as of November 4, 2010 was 59,718,344 shares.

AVIAT NETWORKS, INC.
FORM 10-Q
For the Quarter Ended October 2, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended
	October 1,	October 2,
	2010	2009
	(In millions, except per share amounts)
Revenue from product sales and services:
Revenue from product sales	$84.9	$84.9
Revenue from services	24.2	35.1

Total revenue	109.1	120.0
Cost of product sales and services:
Cost of product sales	(68.0)	(53.2)
Cost of services	(16.7)	(27.0)
Amortization of purchased technology	(0.2)	(2.1)

Total cost of product sales and services	(84.9)	(82.3)

Gross margin	24.2	37.7
Research and development expenses	(11.1)	(10.7)
Selling and administrative expenses	(29.2)	(30.8)

Total research, development, selling and administrative expenses	(40.3)	(41.5)
Amortization of identifiable intangible assets	(0.7)	(1.5)
Restructuring charges	(5.6)	(1.1)

Operating loss	(22.4)	(6.4)
Loss on sale of NetBoss assets	(3.9)	—
Interest income	0.1	—
Interest expense	(0.6)	(0.5)

Loss before provision for income taxes	(26.8)	(6.9)
Benefit from (provision for) income taxes	5.5	(0.9)

Net loss	$(21.3)	$(7.8)

Net loss per common share of Common Stock
Basic	$(0.36)	$(0.13)

Diluted	$(0.36)	$(0.13)

Basic and diluted weighted average shares outstanding	59.3	58.9

See accompanying Notes to Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 1,	July 2,
(In millions, except share amounts)	2010	2010
Assets
Current Assets
Cash and cash equivalents	$107.8	$141.7
Receivables	120.5	104.8
Unbilled costs	27.5	30.2
Inventories	68.8	73.5
Other current assets	24.3	22.3

Total current assets	348.9	372.5
Long-Term Assets
Property, plant and equipment, net	36.7	37.6
Goodwill	6.2	6.2
Identifiable intangible assets, net	6.6	7.5
Deferred income taxes	14.8	13.1
Other assets	2.3	10.1

Total long-term assets	66.6	74.5

Total assets	$415.5	$447.0

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term debt	$6.0	$5.0
Accounts payable	53.4	58.6
Accrued compensation and benefits	11.6	14.5
Other accrued expenses	45.7	45.3
Advance payments and unearned income	31.6	37.2
Restructuring liabilities	7.2	6.0

Total Current Liabilities	155.5	166.6
Long-Term Liabilities
Restructuring and other long-term liabilities	3.2	2.7
Redeemable preference shares	8.3	8.3
Reserve for uncertain tax positions	5.6	5.6
Deferred income taxes	0.6	0.6

Total Liabilities	173.2	183.8
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; issued and outstanding 59,327,974 shares as of October 1, 2010 and 59,400,059 shares as of July 2, 2010	0.6	0.6
Additional paid-in-capital	787.3	786.5
Accumulated deficit	(542.6)	(521.3)
Accumulated other comprehensive loss	(3.0)	(2.6)

Total Stockholders’ Equity	242.3	263.2

Total Liabilities And Stockholders’ Equity	$415.5	$447.0

See accompanying Notes to Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Quarter Ended
	October 1,	October 2,
	2010	2009
	(In millions)
Operating Activities
Net loss	$(21.3)	$(7.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of identifiable intangible assets	0.9	3.7
Depreciation and amortization of property, plant and equipment and capitalized software	3.6	6.0
Non-cash share-based compensation expense	0.8	1.0
Deferred income tax (benefit) expense	(1.7)	0.4
Loss on sale of NetBoss assets	3.9	—
Changes in operating assets and liabilities:
Receivables	(12.5)	28.8
Unbilled costs and inventories	4.3	(1.9)
Accounts payable and accrued expenses	(5.2)	(13.4)
Advance payments and unearned income	(5.7)	(7.2)
Restructuring liabilities and other	(3.9)	(5.2)

Net cash (used in) provided by operating activities	(36.8)	4.4
Investing Activities
Cash received from sale of NetBoss assets	3.8	—
Cash paid related to acquisition of Telsima in prior fiscal year	—	(4.2)
Sales and maturities of short-term investments	—	0.3
Additions of property, plant and equipment	(2.0)	(3.9)
Additions of capitalized software	(0.3)	(0.9)

Net cash provided by (used in) investing activities	1.5	(8.7)
Financing Activities
Proceeds from short-term debt arrangement	6.0	—
Payments on short-term debt arrangement	(5.0)	—

Net cash provided by financing activities	1.0	—
Effect of exchange rate changes on cash and cash equivalents	0.4	0.5

Net decrease in cash and cash equivalents	(33.9)	(3.8)
Cash and cash equivalents, beginning of year	141.7	136.8

Cash and cash equivalents, end of quarter	$107.8	$133.0

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2010
(Unaudited)
Note A — Basis of Presentation and Nature of Operations
     The accompanying condensed consolidated financial statements of Aviat Networks, Inc. and its subsidiaries (“we,” “us,” and “our”) have been prepared by us, without an audit, in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods.
     The results for the quarter ended October 1, 2010 (the “first quarter of fiscal 2011”) are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet as of July 2, 2010 has been derived from the audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2010 (“Fiscal 2010 Form 10-K”).
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
     Nature of Operations — We design, manufacture and sell a range of wireless networking products, solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe. Our products include both point-to-point (PTP) and point-to-multipoint (PMP) digital microwave transmission systems designed for first/last mile access, middle mile/backhaul and long distance trunking applications. Our PMP product portfolio includes base stations and subscriber equipment based upon the IEEE 802.16d-2004 and 16e-2005 standards for fixed and mobile Worldwide Interoperability for Microwave Access (WiMAX). We also provide network management software solutions to enable operators to deploy, monitor and manage our systems, third party equipment such as antennas, routers and multiplexers to build and deploy a wireless transmission network and a full suite of turnkey support services.
Note B — New Accounting Pronouncements
     From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial position, results of operations and cash flows upon adoption.

Note C — Accumulated Other Comprehensive Loss and Comprehensive Loss
     The changes in components of our accumulated other comprehensive loss during the first quarter of fiscal 2011 and 2010 were as follows:

			Total
			Accumulated
	Foreign		Other
	Currency	Hedging	Comprehensive
	Translation	Derivatives	(Loss) Income
	(In millions)
Balance as of July 2, 2010	$(2.9)	$0.3	$(2.6)
Foreign currency translation gain	0.1	—	0.1
Net unrealized loss on hedging activities	—	(0.5)	(0.5)

Balance as of October 1, 2010	$(2.8)	$(0.2)	$(3.0)

Balance as of July 3, 2009	$(4.4)	$(0.4)	$(4.8)
Foreign currency translation gain	1.4	—	1.4
Net unrealized loss on hedging activities	—	(0.3)	(0.3)

Balance as of October 2, 2009	$(3.0)	$(0.7)	$(3.7)

     Total comprehensive loss for the first quarter of fiscal 2011 and 2010 was comprised of the following:

	Quarter Ended
	October 1, 2010	October 2, 2009
	(In millions)
Net loss	$(21.3)	$(7.8)
Other comprehensive income (loss):
Foreign currency translation gain	0.1	1.4
Net unrealized loss on hedging activities	(0.5)	(0.3)

Total comprehensive loss	$(21.7)	$(6.7)

Note D — Receivables
     Our receivables are summarized below:

	October 1, 2010	July 2, 2010
	(In millions)
Accounts receivable	$131.4	$113.6
Notes receivable due within one year	4.2	4.5

	135.6	118.1
Less allowances for collection losses	(15.1)	(13.3)

	$120.5	$104.8

     To comply with requests from our customers for payment terms, we often accept letters of credit with payment terms of up to one year or more, which we then discount with various financial institutions. Under these arrangements, collection risk is fully transferred to the financial institutions. We record the cost of discounting these letters of credit as interest expense. During the first quarter of fiscal 2011 and 2010 we discounted customer letters of credit totaling $4.3 million and $20.8 million and recorded related interest expense of $0.1 million and $0.2 million.

Note E — Inventories
     Our inventories are summarized below:

	October 1, 2010	July 2, 2010
	(In millions)
Finished products	$55.1	$60.4
Work in process	8.0	8.0
Raw materials and supplies	5.7	5.1

	$68.8	$73.5

     Prior to fiscal 2011, we capitalized most of the costs associated with our internal manufacturing operations as a component of the overall cost of product inventory. Beginning in the first quarter of fiscal 2011, the production of all our products is outsourced to contract manufacturers and we no longer manufacture products internally. Accordingly, the costs associated with our internal operations organization are now expensed as incurred. Gross margin in the first quarter of fiscal 2011 was negatively impacted by the immediate expensing of $6.0 million of such costs.
Note F — Property, Plant and Equipment
     Our property, plant and equipment are summarized below:

	October 1, 2010	July 2, 2010
	(In millions)
Land	$0.7	$0.7
Buildings	9.3	9.8
Software developed for internal use	6.7	6.7
Machinery and equipment	95.3	94.1

	112.0	111.3
Less accumulated depreciation and amortization	(75.3)	(73.7)

	$36.7	$37.6

     Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was $3.6 million and $5.3 million during the quarters ended October 1, 2010 and October 2, 2009.
Note G — Credit Facility and Debt
     Our outstanding debt consisted of short-term debt of $6.0 million as of October 1, 2010 and $5.0 million as of July 2, 2010.
     As of October 1, 2010, we terminated our previous credit facility with two commercial banks and entered into a new $40.0 million credit facility with Silicon Valley Bank for a term of one year expiring on September 30, 2011. The outstanding debt of $5.0 million under the previous credit facility was repaid on October 1, 2010 with the proceeds of a new loan under the new facility in the amount of $6.0 million.
     Our new credit facility provides for a committed amount of $40 million. The facility provides for (1) demand borrowings (with no stated maturity date), (2) fixed term Eurodollar loans for up to six months and (3) the issuance of standby or commercial letters of credit.
     Demand borrowings carry an interest rate computed at the daily prime rate as published in the Wall Street Journal. Interest on our Eurodollar loans is computed at LIBOR plus a spread of between 2.00% to 2.75% based on our current leverage ratio. The interest rate on Eurodollar loans was set initially at a spread of 2.75% for the fiscal quarter ending October 1, 2010 and is adjustable quarterly thereafter based on the computed actual leverage ratio for the most recently completed fiscal quarter.
     Available credit as of October 1, 2010 was $24.4 million reflecting borrowings of $6.0 million and outstanding letters of credit of $9.6 million. The weighted average interest rate on our short-term borrowings was 3.25% as of October 1, 2010.
     Standby letters of credit includes a standby letter of credit issued in the amount of $2.3 million covering $2.1 million in standby letters of credit outstanding under the previous credit facility at the time of termination of that facility on October 1, 2010. The amount of this supporting letter of credit may be amended at any time to exclude the letters of credit issued under the previous facility as they expire.
Note H — Accrued Warranties
     Changes in our warranty liability, which is included as a component of “Other accrued expenses” on the Condensed Consolidated Balance Sheets, during the first quarter of fiscal 2010 and 2009 are as follows:

	Quarter Ended
	October 1, 2010	October 2, 2009
	(In millions)
Balance as of the beginning of the fiscal year	$3.2	$5.5
Warranty provision for revenue recorded during the first quarter	0.2	0.7
Settlements made during the first quarter	(0.3)	(0.9)

Balance as of the end of the first quarter	$3.1	$5.3

Note I — Restructuring Activities
     We have two ongoing restructuring plans.
     During the first quarter of fiscal 2011, we implemented a new restructuring plan to reduce our operational costs (the “Fiscal 2011 Plan”). The Fiscal 2011 Plan is intended bring our cost structure in line with the changing dynamics of the worldwide microwave radio and telecommunication markets, primarily in North America, Europe and Asia. During the first quarter of fiscal 2011, our restructuring charges from the Fiscal 2011 Plan totaled $4.7 million and consisted of the following items:
•	Severance, retention and related charges totaling $2.5 million from reduction in force activities for the closing of the Morrisville, North Carolina office.
•	Severance, retention and related charges totaling $1.4 million from reduction in force activities resulting from sale of the NetBoss assets.
•	Severance, retention and related charges totaling $0.8 million from reduction in force activities of a portion of global sales personnel.
     In addition, during the first quarter of fiscal 2011, we continued restructuring activities that commenced during fiscal 2009 to reduce our workforce in the U.S., France, Canada and other locations throughout the world (the “Fiscal 2009 Plan”). These activities primarily consisted of outsourcing our San Antonio manufacturing operations to a third party in Austin, Texas. During the first quarter of fiscal 2011, our restructuring charges from the Fiscal 2009 Plan totaled $0.9 million and consisted of the following items:
•	Severance, retention and related charges totaling $0.8 million for reduction in force activities.
•	Charges totaling $0.1 million for facility lease obligation adjustments.
     During the first quarter of fiscal 2010, we continued executing our Fiscal 2009 Plan to reduce our workforce in the U.S., France, Canada and other locations throughout the world. During the first quarter of fiscal 2010, our restructuring charges totaled $1.1 million and consisted of the following items:
•	Severance, retention and related charges totaling $0.9 million from reduction in force activities.
•	Charges totaling $0.2 million related to the relocation of U.S. employees to North Carolina from Florida.

     The information in the following table summarizes our restructuring activity during the quarter ended October 1, 2010 and the remaining restructuring liability as of October 1, 2010.

	Severance	Facilities
	and	and
	Benefits	Other	Total
		(In millions)
Restructuring liability as of July 2, 2010	$2.2	$4.2	$6.4
Provision in the quarter (Fiscal 2011 Plan)	4.7	—	4.7
Provision in the quarter (Fiscal 2009 Plan)	0.8	0.1	0.9
Cash payments in the quarter	(2.9)	(1.7)	(4.6)

Restructuring liability as of October 1, 2010	$4.8	$2.6	$7.4

Current portion of restructuring liability as of October 1, 2010	$4.7	$2.5	7.2
Long-term portion of restructuring liability as of October 1, 2010	0.1	0.1	0.2

Total restructuring liability as of October 1, 2010	$4.8	$2.6	$7.4

     The following table summarizes our costs incurred through October 1, 2010 and costs expected to be incurred for our Fiscal 2011 Plan:

	Total Costs
	Incurred During	Cumulative
	The	Costs Incurred		Total
	Quarter Ended	through	Estimated	Restructuring
	October 1,	October 1,	Additional Costs	Costs Expected
	2010	2010	to be Incurred	to be Incurred
		(In millions)
North America:
Severance and benefits	$3.9	$3.9	$4.8	$8.7
Facilities and other	—	—	3.2	3.2

Total North America	$3.9	$3.9	$8.0	$11.9

International:
Severance and benefits	$0.8	$0.8	$1.2	$2.0
Facilities and other	—	—	0.3	0.3

Total International	$0.8	$0.8	$1.5	$2.3

Totals for Fiscal 2011 Plan	$4.7	$4.7	$9.5	$14.2

     Our Fiscal 2011 Plan is underway with the costs shown above incurred during the first quarter of fiscal 2011. We expect to incur further costs to complete the consolidation of our finance function at our California headquarters and to reallocate research and development resources between our facilities in the United States, Slovenia, New Zealand and India.

     The following table summarizes our costs incurred through October 1, 2010 and costs expected to be incurred for our Fiscal 2009 Plan:

	Total Costs
	Incurred During	Cumulative
	The	Costs Incurred		Total
	Quarter Ended	through	Estimated	Restructuring
	October 1,	October 1,	Additional Costs	Costs Expected
	2010	2010	to be Incurred	to be Incurred
		(In millions)
North America:
Severance and benefits	$0.8	$8.5	$3.3	$11.8
Facilities and other	0.1	3.1	1.1	4.2

Total North America	$0.9	$11.6	$4.4	$16.0

International:
Severance and benefits	$—	$4.9	$1.0	$5.9
Facilities and other	—	0.2	—	0.2

Total International	$0.0	$5.1	$1.0	$6.1

Totals for Fiscal 2009 Plan	$0.9	$16.7	$5.4	$22.1

     Our Fiscal 2009 Plan to restructure and transition our North America manufacturing operations and general restructuring of our supply chain will be completed by the end of fiscal 2011.
Note J — Share-Based Compensation
     Compensation expense for share-based awards was $0.8 million and $1.1 million for the first quarter of fiscal 2011 and 2010. Amounts were included in our Condensed Consolidated Statements of Operations as follows:

	Quarter Ended
	October 1, 2010	October 2, 2009
	(In millions)
Cost of product sales and services	$0.1	$0.1
Research and development expenses	0.2	0.1
Selling and administrative expenses	0.5	0.9

Total compensation expense	$0.8	$1.1

     During the first quarter of fiscal 2010, we awarded options for the purchase of 14,247 shares of our common stock and 7,133 performance shares to one employee and 6,780 shares of restricted stock to a non-employee director (none during the first quarter of fiscal 2011).

Note K — Major Customer and Business Segments
     During the first quarter of fiscal 2011, none of our customers accounted for 10% or more of revenue. During the first quarter of fiscal 2010, the MTN group in Africa (“MTN”) and Middle East Telecommunications Company (“METCO”) each accounted for 12% of our total revenue (two customers accounted for 24% of our total revenue).
     Revenue and loss before income taxes by segment are as follows:

	Quarter Ended
	October 1, 2010	October 2, 2009
	(In millions)
Revenue
North America	$35.6	$48.0
International	73.5	72.0

Total Revenue	$109.1	$120.0

Loss Before Income Taxes
Segment Operating Loss:
North America (1)	$(13.6)	$(3.2)
International (2)	(12.7)	(3.2)
Net interest expense	(0.5)	(0.5)

Loss before provision for income taxes	$(26.8)	$(6.9)

(1)	During the first quarter of fiscal 2011 in our North America segment, we recorded $4.8 million for restructuring charges, $3.9 million from the loss on sale of NetBoss assets and $0.7 million for share-based compensation.

During the first quarter of fiscal 2010 in our North America segment, we recorded $0.8 million for restructuring charges and $1.0 million for share-based compensation.

(2)	During the first quarter of fiscal 2011 in our International segment, we recorded $0.8 million for restructuring charges and $0.1 million for share-based compensation.

During the first quarter of fiscal 2010 in our International segment, we recorded $0.3 million for restructuring charges and $0.1 million for share-based compensation.
Note L — Income Taxes
     The determination of benefit for income taxes for the first quarter of fiscal 2011 of $5.5 million and provision for income taxes for the first quarter of 2010 of $0.9 million was primarily based on our estimated annual effective tax rate adjusted for losses in separate jurisdictions for which no tax benefit can be recognized. The current quarter also incorporates an income tax benefit of $1.9 million associated with the expiring favorable tax ruling granted by the Singapore Economic Development Board which increases the tax rate applied to established local country deferred tax assets. The determination of first quarter fiscal 2011 income tax benefit and first quarter fiscal 2010 tax provision reflected tax benefit and expense generated in certain foreign jurisdictions.
     Our effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where we cannot recognize tax benefits on current losses.
     As of July 2, 2010 and October 1, 2010, we had a liability for unrecognized tax benefits of $14.9 million for various federal, foreign, and state income tax matters. During the first quarter of fiscal 2011, the liability for unrecognized tax benefits did not change. If the unrecognized tax benefits associated with these positions are ultimately recognized, they would not be expected to have a material impact on our effective tax rate or financial position.
     We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign, and state income taxes. We accrued an additional amount for such interest of less than $0.1 million during the first quarter of fiscal 2011 and 2010. No penalties have been accrued on any of the unrecognized tax benefits.
     We expect that the amount of unrecognized tax benefit may change in the next year; however, it is not expected to have a significant impact on our results of operations, financial position or cash flows.

     We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Singapore, Poland, Nigeria, France and the U.K. The earliest years still open and subject to potential audits for these jurisdictions are as follows: United States — 2003; Singapore — 2006; Poland — 2004; Nigeria — 2004; France — 2006; and U.K - 2006. As of October 1, 2010, we are under audit by the U.S. Internal Revenue Service.
Note M — Fair Value Measurements of Assets and Liabilities
     We determine fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants as of the measurement date. We try to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value and establish a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:
•	Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities;
•	Level 2 — Observable market-based inputs or observable inputs that are corroborated by market data;
•	Level 3 — Unobservable inputs reflecting our own assumptions.
     The carrying amounts, estimated fair values and valuation input levels of our financial assets and financial liabilities as of October 1, 2010 and July 2, 2010 are as follows:

		October 1,		July 2,
	2010			2010
	Carrying		Fair	Carrying	Fair	Valuation
	Amount		Value	Amount	Value	Inputs
				(In millions)
Financial Assets:
Cash	$70.5		$70.5	$60.4	$60.4	Level 1
Cash equivalents	$37.3		$37.3	$81.3	$81.3	Level 1
Foreign exchange forward contracts	$0.1		$0.1	$0.1	$0.1	Level 2
Financial Liabilities:
Short-term debt	$6.0		$6.0	$5.0	$5.0	Level 2
Redeemable preference shares	$8.3		$8.3	$8.3	$8.3	Level 3
Foreign exchange forward contracts	$0.2		$0.2	$0.1	$0.1	Level 2
     Our cash equivalents consist primarily of shares in prime money market funds purchased from two major financial institutions. As of October 1, 2010 and July 2, 2010, these money market shares were valued at $1.00 net asset value per share by these financial institutions.
     Foreign currency forward contracts are valued using an income approach for the remaining term of the contract based on forward market rates less the contract rate multiplied by the notional amount.
     The amortized cost of short-term debt approximates fair value due to the variable interest rate under the arrangement applicable to such debt.
     We have valued our redeemable preference shares at face value as of October 1, 2010 and July 2, 2010 due to the existence of a put option one of the holders has with our former majority shareholder Harris, our current intent not to redeem these shares before their stated termination date and the non-existence of a market for comparable financial instruments.
Note N — Risk Management, Derivative Financial Instruments and Hedging Activities
     We are exposed to global market risks, including the effect of changes in foreign currency exchange rates, and use derivatives to manage financial exposures that occur in the normal course of business. We do not hold or issue derivatives for trading purposes or make speculative investments in foreign currencies.

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
     Substantially all derivatives outstanding as of October 1, 2010 are designated as cash flow hedges or non-designated hedges of recorded balance sheet positions. All derivatives are recognized on the balance sheet at their fair value. The total notional amount of outstanding derivatives as of October 1, 2010 was $46.2 million, of which $10.2 million were designated as cash flow hedges and $36.0 million were not designated as cash flow hedging instruments.
     As of October 1, 2010, we had 45 foreign currency forward contracts outstanding with a total net notional amount of $22.3 million consisting of 12 different currencies, primarily the Canadian dollar, Philippine peso, Polish zloty, Singapore dollar and Republic of South Africa rand.
     The following is a summary by currency of the contract net notional amounts grouped by the underlying foreign currency as of October 1, 2010:

	Contract Amount		Contract
	(Local Currency)		Amount
		(In millions)	(USD)
Canadian dollar (“CAD”) net contracts to receive (pay) USD	(CAD)	5.7	$5.5
Philippine peso (“PHP”) net contracts to receive (pay) USD	(PHP)	(138.7)	$(3.2)
Polish zloty (“PLN”) net contracts to receive (pay) USD	(PLN)	27.1	$9.0
Singapore dollar (“SGD”) net contracts to receive (pay) USD	(SGD)	4.5	$3.4
Republic of South Africa rand (“ZAR”) net contracts to receive (pay) USD	(ZAR)	43.0	$6.1
All other currencies net contracts to receive (pay) USD			$1.5

Total of all currencies			$22.3

     The following table presents the fair value of derivative instruments included within our Consolidated Balance Sheet as of October 1, 2010.

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$0.1	Other current liabilities	$0.2
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	—	Other current liabilities	—

Total derivatives		$0.1		$0.2

     The following table presents the amounts of gains (losses) from cash flow hedges recorded in Other Comprehensive (Loss) Income, the amounts transferred from Other Comprehensive (Loss) Income and recorded in Revenue and Cost of Products Sold, and the amounts associated with excluded time value and hedge ineffectiveness during the first quarter of fiscal 2010 and 2009:

	Quarter Ended
Locations of Losses Recorded From Derivatives Designated as Cash Flow Hedges	October 1, 2010	October 2, 2009
	(In millions)
Amount of loss of effective hedges recognized in Other Comprehensive Income	$(0.3)	$(0.2)

Amount of loss of effective hedges reclassified from Other Comprehensive Income into:
Revenue	$(0.2)	$—
Cost of Products Sold	$(0.1)	$(0.1)
Amount recorded into Cost of Products Sold associated with excluded time value	$—	$—
Amount recorded into Cost of Products Sold due to hedge ineffectiveness	$—	$—

Cash Flow Hedges
     The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual cash flows resulting from transactions in foreign currencies, including revenue, product costs, selling and administrative expenses and intercompany transactions will be adversely affected by changes in exchange rates. It is our policy to utilize derivatives to reduce foreign currency exchange risks where internal netting strategies cannot be effectively employed. As of October 1, 2010, hedged transactions included our customer and intercompany backlog and outstanding purchase commitments denominated primarily in the Canadian dollar, Euro, Philippine peso, Polish zloty, Singapore dollar and Republic of South Africa rand. We hedge up to 100% of anticipated exposures typically one to three months in advance, but have hedged as much as six months in advance. We generally review our exposures twice each month and adjust the amount of derivatives outstanding as needed.
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
     As of October 1, 2010, we had $0.2 million of deferred net losses on both outstanding and matured derivatives accumulated in other comprehensive loss that are expected to be reclassified to net income or loss during the next twelve months as a result of underlying hedged transactions also being recorded in net income or loss. Actual amounts ultimately reclassified to loss will be dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of October 1, 2010, the maximum term over which we are hedging our cash flow exposures is five months.
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
Non-Designated Hedges
     The total notional amount of outstanding derivatives as of October 1, 2010 not designated as cash flow hedging instruments was $36.0 million. The purpose of these hedges is to offset realized and unrealized foreign exchange gains and losses recorded on non-functional currency monetary assets and liabilities, including primarily cash balances and accounts receivable and accounts payable from third party and intercompany transactions recorded on the balance sheet. Since these gains and losses are considered by us to be operational in nature, we record both the gains and losses from the revaluation of the balance sheet transactions and the gains and losses on the derivatives in cost of products sold.

     During the first quarter of fiscal 2011 and 2010, we recorded in cost of products sold the following amount of net losses recorded on non-designated hedges as follows:

			Location of Gain
			(Loss) Recognized in
	First Quarter of	First Quarter of	Income on
	Fiscal 2011	Fiscal 2010	Derivatives
	(In millions)
Derivatives not designated as hedging instruments:
Losses on foreign exchange forward contracts	$(0.9)	$(1.9)	Cost of products sold
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
Note O — Net Loss per Share of Common Stock
     We compute net loss per share of common stock using the two-class method. Basic net loss per share is computed using the weighted average number of common shares outstanding and unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) during the period. Such unvested share-based payment awards are considered to be participating securities.
     During the first quarter of fiscal 2011 and 2010, we recorded a net loss, so the potential dilution from the assumed exercise of our stock options is anti-dilutive. Accordingly, our basic and diluted net loss per common share amounts are the same.
Note P — Legal Proceedings
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
Note Q — Loss on Sale of NetBoss Assets
     On September 7, 2010, we sold our NetBoss assets consisting of intellectual property and certain equipment to a third party named NetBoss Technologies, Inc. and recognized a $3.9 million loss in our Condensed Consolidated Statement of Operations during the first quarter of fiscal 2011. NetBoss Technologies Inc. is a new company formed by its management team, our former development partner for NetBoss, and private investors. As part of the terms of the sale, we will assign our customer contracts for NetBoss software and maintenance to NetBoss Technologies, Inc. We will continue to license NetBoss to operate our Network Operations Centers.

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
     These forward-looking statements are based on estimates reflecting the current beliefs of the senior management of Aviat Networks. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include the following:
•	continued price erosion as a result of increased competition in the microwave transmission industry;

•	the impact of the volume, timing and customer, product and geographic mix of our product orders may have an impact on our operating results;

•	our ability to maintain projected product rollouts, product functionality, anticipated cost reductions or market acceptance of planned products;

•	the ability of our subcontractors to perform or our key suppliers to manufacture or deliver material

•	continued weakness in the global economy affecting customer spending;

•	retention of our key personnel;

•	our ability to manage and maintain key customer relationships;

•	uncertain economic conditions in the telecommunications sector combined with operator and supplier consolidation;the timing of our receipt of payment for products or services from our customers;

•	our failure to protect our intellectual property rights or defend against intellectual property infringement claims by others;

•	the effects of currency and interest rate risks; and

•	the impact of political, economic and geographic risks on international sales.
     Other factors besides those listed here also could adversely affect us. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for more information regarding factors that may cause our results to differ materially from those expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q.
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

RESULTS OF OPERATIONS - Quarter Ended October 1, 2010 compared with October 2, 2009
Highlights
     Operations results for the first quarter of fiscal 2011 include:
•	Net loss was $21.3 million, or $0.36 per common share, in the first quarter of fiscal 2011 compared with a net loss of $7.8 million, or $0.13 per common share, in the first quarter of fiscal 2010;

•	Revenue decreased 9.1 percent to $109.1 million in the first quarter of fiscal 2011 from $120.0 million in the first quarter of fiscal 2010;

•	Our North America segment revenue decreased 25.8 percent to $35.6 million and the segment recorded an operating loss of $13.6 million in the first quarter of fiscal 2011 compared with an operating loss of $3.2 million in the first quarter of fiscal 2010;

•	Our International segment revenue increased 1.5 percent to $73.5 million and the segment recorded an operating loss of $12.7 million in the first quarter of fiscal 2011 compared with an operating loss of $3.2 million in the first quarter of fiscal 2010;

•	Net cash used in operating activities was $36.8 million in the first quarter of fiscal 2011 compared with net cash provided by operations of $4.4 million in the first quarter of fiscal 2010.
Discussion of Consolidated Results of Operations
     Revenue and Net Loss

	Quarter Ended		Percentage
	October 1, 2010	October 2, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$109.1	$120.0	(9.1)%
Net loss	$(21.3)	$(7.8)	N/M
% of revenue	(19.5)%	(6.5)%
     Revenue by region comparing the first quarter of fiscal 2011 with the first quarter of fiscal 2010 and the related changes are shown in the table below:

	Quarter Ended		Amount	Percentage
	October 1, 2010	October 2, 2009	Increase/(Decrease)	Increase/(Decrease)
		(In millions, except percentages)
North America	$35.6	$48.0	$(12.4)	(25.8)%
International:
Africa	23.0	29.9	(6.9)	(23.1)%
Europe, Middle East, and Russia	28.7	18.6	10.1	54.3%
Latin America and Asia Pacific	21.8	23.5	(1.7)	(7.2)%

Total International	73.5	72.0	1.5	2.1%

Total Revenue	$109.1	$120.0	$(10.9)	(9.1)%

     Our revenue in the first quarter of fiscal 2011 was $109.1 million, a decrease of $10.9 million or 9.1%, compared with the first quarter of fiscal 2010. This decrease in revenue resulted from significant declines in all regions, except Europe, Middle East and Russia where incremental backhaul product orders were delivered in the first quarter of fiscal 2011. Declines resulted primarily from reduced customer demand due to the global economic recession and the effects of the continuing credit crisis on our customers’ ability to finance expansion, as well as increased competition from our competitors. Increased competition has affected product pricing and the ability to combine microwave equipment with other product sales and services. Furthermore, revenue has been negatively affected by anticipated or planned consolidation of our customers and foreign government-based subsidized financing, particularly in Africa.
     During the first quarter of fiscal 2011, none of our customers accounted for 10% or more of revenue. During the first quarter of fiscal 2010, the MTN group in Africa (“MTN”) and Middle East Telecommunications Company (“METCO”) each accounted for 12% of our total revenue (two customers accounted for 24% of our total revenue).

     Our net loss in the first quarter of fiscal 2011 was $21.3 million compared with a net loss of $7.8 million in the first quarter of fiscal 2010. The net loss in the first quarter of fiscal 2011 and 2010 included amortization of purchased intangibles, rebranding expenses and share compensation expense. In addition, we incurred substantial charges associated with two ongoing restructuring plans. During the first quarter of fiscal 2011, we incurred $5.6 million of restructuring charges compared with $1.1 million in the first quarter of fiscal 2010. Finally, we recognized a $3.9 million loss on the sale of NetBoss assets to a third party in the first quarter of fiscal 2011. Other assets on our Condensed Consolidated Balance Sheet as of October 1, 2010 decreased by approximately $8.0 million compared with July 2, 2010 as a result of the sale of NetBoss assets. These charges and expenses are set forth on a comparative basis in the table below:

	First	First
	Fiscal	Fiscal
	Quarter	Quarter
	2011	2010
	(In millions)
Restructuring charges	$5.6	$1.1
Loss on sale of NetBoss assets	3.9	—
Amortization of trade names and customer relationships	0.7	1.5
Rebranding expenses	0.3	0.1
Amortization of developed technology	0.2	2.1
Amortization of the fair value adjustments related to fixed assets and inventory	—	0.2
Share-based compensation expense	0.8	1.1

	$11.5	$6.1

Gross Margin

	Quarter Ended		Percentage
	October 1, 2010	October 2, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$109.1	$120.0	(9.1)%
Cost of product sales and services	(84.9)	(82.3)	3.2%
Gross margin	$24.2	$37.7	(35.8)%
% of revenue	22.2%	31.4%

N/M = Not statistically meaningful
     Gross margin in the first quarter of fiscal 2011 was $24.2 million, or 22.2% of revenue, compared with $37.7 million, or 31.4% of revenue in fiscal 2010. Prior to fiscal 2011, we capitalized most of the costs associated with our internal manufacturing operations as a component of the overall cost of product inventory. Beginning in the first quarter of fiscal 2011, the production of all our products is outsourced to contract manufacturers and we no longer manufacture products internally. Accordingly, the costs associated with our internal operations organization are now expensed as incurred. Gross margin in the first quarter of fiscal 2011 was negatively impacted by the immediate expensing of $6.0 million of such costs.
     Gross margin in the first quarter of fiscal 2011 was also negatively impacted by low margins in our WiMAX contracts and by geographic and product mix issues.
Research and Development Expenses

	Quarter Ended		Percentage
	October 1, 2010	October 2, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$109.1	$120.0	(9.1)%
Research and development expenses	$11.1	$10.7	3.7%
% of revenue	10.2%	8.9%
     Research and development (“R&D”) expenses were $11.1 million in the first quarter of fiscal 2011 compared with $10.7 million in the first quarter of fiscal 2010. As a percentage of revenue, these expenses increased to 10.2% in the first quarter of fiscal 2011 from 8.9% in the first quarter of fiscal 2010 due to 9.1% lower revenue and a 3.7% increase in spending. The increase in R&D spending in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 was primarily attributable to investments in new product innovation.

Selling and Administrative Expense

	Quarter Ended		Percentage
	October 1, 2010	October 2, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$109.1	$120.0	(9.1)%
Selling and administrative expenses	$29.2	$30.8	(5.2)%
% of revenue	26.8%	25.7%

The following table summarizes the significant increases and decreases to our selling and administrative expenses comparing the first quarter of fiscal 2011 with the first quarter of fiscal 2010:

			Increase/(Decrease)
			(In millions)
Decrease in spending on information technology			$(0.9)
Decrease in salaries and wages due to lower employment levels			(0.9)
Increase in commissions paid to sales agents			0.9
Other, net			(0.7)

			$(1.6)

Income Taxes

	Quarter Ended		Percentage
	October 1, 2010	October 2, 2009	Increase/(Decrease)
	(In millions, except percentages)
Loss before income taxes	$(26.8)	$(6.9)	N/M
(Benefit from) provision for income taxes	$(5.5)	$0.9	N/M
% of (loss) income before income taxes	N/M	N/M

N/M = Not statistically meaningful
     The determination of benefit for income taxes for the first quarter of fiscal 2011 of $5.5 million and provision for income taxes for the first quarter of 2010 of $0.9 million was primarily based on our estimated annual effective tax rate adjusted for losses in separate jurisdictions for which no tax benefit can be recognized. The tax benefit in the first quarter of fiscal 2011 also includes a credit of $1.9 million from the expiring favorable tax ruling granted by the Singapore Economic Development Board which increases the tax rate applied to established local country deferred tax assets. The determination of first quarter fiscal 2011 income tax benefit and first quarter 2010 tax provision reflected tax benefit and expense generated in certain foreign jurisdictions.
     Our effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where we cannot recognize tax benefits on current losses.
Discussion of Business Segment Results of Operations
     North America Segment

	Quarter Ended		Percentage
	October 1, 2010	October 2, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$35.6	$48.0	(25.8)%
Segment operating loss	$(13.6)	$(3.2)	N/M
% of revenue	(38.2)%	(6.7)%

N/M = Not statistically meaningful
     North America segment revenue decreased by $12.4 million, or 25.8%, in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010. This decrease in revenue resulted primarily from the economic recession and the continuing credit crisis adversely affecting our North America customers’ expansion.
     The North America segment first quarter fiscal 2011 operating loss included $4.8 million of restructuring charges, $3.9 million from the loss on sale of NetBoss assets and $0.7 million for share-based compensation.

     The North America segment first quarter fiscal 2010 operating loss included $0.8 million for restructuring charges and $1.0 million for share-based compensation.
International Segment

	Quarter Ended		Percentage
	October 1, 2010	October 2, 2009	Increase/(Decrease)
	(In millions, except percentages)
Revenue	$73.5	$72.0	2.1%
Segment operating loss	$(12.7)	$(3.2)	N/M
% of revenue	(17.3)%	(4.4)%

N/M = Not statistically meaningful
     International segment revenue increased by $1.5 million or 2.1% in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010. This increase in revenue resulted from a $10.1 million increase in the Europe, Middle East and Russia region partially offsets by a $6.9 million decrease in Africa and $1.7 million decrease in Latin America and Asia Pacific. The economic recession and the continuing credit crisis adversely affecting our customers’ expansion, as well as increased competition from our competitors, particularly in Africa, negatively affected our International segment revenues.
     The International segment first quarter fiscal 2011 operating loss included $0.8 million for restructuring charges and $0.1 million for share-based compensation.
     The International segment first quarter fiscal 2010 operating loss resulted primarily from the decline in revenue when compared with levels prior to fiscal 2010 without a corresponding decrease in cost structure and included $0.3 million of restructuring charges and $0.1 million for share-based compensation.
Liquidity and Capital Resources
Sources of Cash
     As of October 1, 2010, our principal sources of liquidity consisted of $107.8 million in cash and cash equivalents plus $24.4 million of available credit under our current $40.0 million credit facility with Silicon Valley Bank. Cash flow used in operations for the first quarter of fiscal 2011 totaled $36.8 million.
     Our cash collections in the first quarter of fiscal year 2011 were substantially lower than in the fourth quarter of fiscal year 2010 in part because we had very strong collections in the fourth quarter of fiscal year 2010 compared with revenue in that quarter. In addition, because of operational and manufacturing issues, we had substantial shipments to customers with a large quantity of products shipped in the final month of the quarter. This limited our ability to collect receivables before the quarter end. Cash use in the quarter was caused by losses in the quarter, sequential increases in receivables of approximately $13 million and a sequential reduction in accounts payables of $5 million. We expect that cash burn will continue in the second quarter of fiscal year 2011 and should result in a $10 million to $20 million decrease to cash and cash equivalents on our balance sheet.
     We believe that cash on hand and the available line of credit are sufficient to meet our working capital requirements for next 12 months and foreseeable future.
     As of October 1, 2010, approximately $52.4 million or 49% of our total cash and cash equivalents was held by entities domiciled in the United States. The remaining balance of $55.4 million or 51% was held by entities outside the United States, primarily in Singapore, and could be subject to additional taxation if it were to be repatriated to the United States.
Available Credit Facility and Repayment of Debt
     As of October 1, 2010, we had $24.4 million of credit available under our $40.0 million revolving credit facility with Silicon Valley Bank as mentioned above. The total amount of revolving credit available was $40.0 million less $6.0 million in outstanding short term loans which mature by September 30, 2011, and $9.6 million in outstanding standby letters of credit issued under the facility.

     The commitment of $40.0 million under the facility expires in September 2011 and provides for (1) demand borrowings at the prime rate published in the Wall Street Journal, (2) fixed term Eurodollar loans for up to six months at LIBOR plus a spread of between 2.00% to 2.75% based on the company’s current leverage ratio and (3) the issuance of standby or commercial letters of credit. The facility contains a minimum liquidity ratio covenant and a minimum profitability covenant and is secured by the company’s assets.
     Based on covenants included as part of the credit facility we must maintain, as measured at the last day of each fiscal quarter, (1) no less than a minimum liquidity ratio of 2.50 to 1 (defined as the ratio of total domestic unrestricted cash and cash equivalents plus short-term and long-term marketable securities to total obligations outstanding with the bank) and (2) minimum consolidated EBITDA measured for each fiscal quarter as follows:

Period	Minimum EBITDA
Quarter ending October 1, 2010	$(18,000,000)
Quarter ending December 31, 2010	$(10,500,000)
Quarter ending April 1, 2011	$(7,000,000)
Quarter ending July 1, 2011	(2,500,000)
Each Quarter Thereafter	$1,000,000
     As of October 1, 2010, we were in compliance with these financial covenants.
     Subsequent to October 1, 2010, we negotiated an amendment to our credit facility with Silicon Valley Bank that modifies the liquidity ratio to expand the definition of domestic unrestricted cash to include cash held by our Singapore subsidiary in the U.S. up to a maximum amount of $20.0 million. This expanded definition will increase our available credit under the facility by up to $8.0 million without changing the maximum credit amount of $40.0 million.
Restructuring and Payments
     We have a liability for restructuring activities totaling $7.4 million as of October 1, 2010, of which $7.2 million is classified as a current liability and expected to be paid out in cash over the next year. Additionally, during the remainder of fiscal 2011, we expect to incur approximately $15 million of additional charges from our restructuring activities. We expect to fund these future payments with available cash and cash flow provided by operations.
Commercial Commitments and Contractual Obligations
     The amounts disclosed in our Fiscal 2010 Form 10-K include our commercial commitments and contractual obligations. During the quarter ended October 1, 2010, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2010 Form 10-K.
Critical Accounting Estimates
     For information about our critical accounting estimates, see the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended July 2, 2010.
Impact of Recently Issued Accounting Pronouncements
     As described in “Note B — New Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements, there are accounting pronouncements that have recently been issued but have not yet been implemented by us. Note B describes the potential impact that these pronouncements are expected to have on our financial position, results of operations and cash flows.

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
     We had $107.8 million in total cash and cash equivalents as of October 1, 2010. Cash equivalents totaled $37.3 million as of October 1, 2010.
     The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents held as of October 1, 2010 was two days, and these investments had an average yield of 0.25% per annum. A 10% change in interest rates on our cash and cash equivalents is not expected to have a material impact on our financial position, results of operations or cash flows.
     Cash equivalents have been recorded at fair value on our balance sheet.
Exposure on Borrowings
     During the first quarter of fiscal 2011, we had $5.0 million of short-term borrowings outstanding under our previous $70.0 million revolving credit facility that incurred interest at the London Interbank Offered Rate (“LIBOR”) plus 1.50%. During the quarter our weighted average interest rate was 2.48% and we recorded total interest expense of less than $0.1 million on these borrowings.
     On October 1, 2010, we repaid the $5.0 million outstanding under our previous $70.0 million revolving credit facility with the proceeds of a new borrowing of $6.0 million at the prime rate under our new $40.0 million credit facility. As of October 1, 2010 our weighted average interest rate was 3.25%. A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations or cash flows since interest on our short-term debt is not material to our overall financial position.
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
     Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2010.
Changes in Internal Control over Financial Reporting
     There has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Descriptions of our legal proceedings are incorporated by reference from Part I, Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements — “Note P” in response to this item.
Item 1A. Risk Factors
     Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows and financial condition set forth under Item 1A, Risk Factors, in our Fiscal 2010 Form 10-K.
     We do not believe that there have been any other material additions or changes to the risk factors previously disclosed in our Fiscal 2010 Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Item 6. Exhibits
     The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number	Description
(10.1)	Agreement by and between Aviat Networks, Inc. and the Ramius Group dated as of Sept. 14, 2010 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2010, File No. 001-33278)

(10.2)	Amended Employment Agreement between Aviat Networks, Inc. and Charles D. Kissner, dated August 1, 2010.

(10.3)	Loan and Security Agreement between Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks(S) Pte. Ltd. and Silicon Valley Bank signed October 1, 2010 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2010, File No. 001-33278)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIAT NETWORKS, INC. (Registrant)
Date: November 10, 2010	By:	/s/ J. Russell Mincey
J. Russell Mincey
Vice President, Corporate Controller and Principal Accounting Officer (principal accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit
Number	Description
(10.1)	Agreement by and between Aviat Networks, Inc. and the Ramius Group dated as of Sept. 14, 2010 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2010, File No. 001-33278)

(10.2)	Amended Employment Agreement between Aviat Networks, Inc. and Charles D. Kissner, dated August 1, 2010.

(10.3)	Loan and Security Agreement between Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks(S) Pte. Ltd. and Silicon Valley Bank signed October 1, 2010 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2010, File No. 001-33278)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.