Form 10-Q
period 2010-12-31
AVIAT NETWORKS, INC.
filed 2011-02-09
CIK 1377789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

Indicate by checkmark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock as of February 2, 2011 was 60,539,388 shares.

AVIAT NETWORKS, INC.

FORM 10-Q

For the Quarter Ended December 31, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVIAT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended		Two Quarters Ended
(In millions, except per common share amounts)	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
Revenue from product sales and services:
Revenue from product sales	$98.7	$91.5	$187.9	$184.4
Revenue from services	25.5	31.1	45.4	58.2

Total revenue	124.2	122.6	233.3	242.6
Cost of product sales and services:
Cost of product sales	70.5	57.7	139.2	117.7
Cost of services	16.9	20.5	32.9	40.7
Amortization of purchased technology	0.1	2.1	0.3	4.2

Total cost of product sales and services	87.5	80.3	172.4	162.6

Gross margin	36.7	42.3	60.9	80.0
Operating expenses:
Research and development expenses	12.1	10.1	23.2	20.8
Selling and administrative expenses	26.5	35.4	55.7	66.2
Amortization of identifiable intangible assets	0.7	1.5	1.4	3.0
Restructuring charges	3.4	1.5	9.0	2.6

Total operating expenses	42.7	48.5	89.3	92.6

Operating loss	(6.0)	(6.2)	(28.4)	(12.6)
Loss on sale of NetBoss assets	(0.5)	—	(4.4)	—
Interest income	—	0.1	0.1	0.1
Interest expense	(0.7)	(0.4)	(1.3)	(0.9)

Loss before provision for income taxes	(7.2)	(6.5)	(34.0)	(13.4)
Provision for (benefit from) income taxes	5.3	1.4	(0.2)	2.3

Net loss	$(12.5)	$(7.9)	$(33.8)	$(15.7)

Net loss per share of common stock
Basic and diluted	$(0.21)	$(0.13)	$(0.58)	$(0.27)

Basic and diluted weighted average shares outstanding	58.4	59.3	58.4	59.1

See accompanying Notes to Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share amounts)	December 31, 2010	July 2, 2010
Assets
Current Assets
Cash and cash equivalents	$102.4	$141.7
Receivables	146.4	104.8
Unbilled costs	30.9	30.2
Inventories	72.3	73.5
Other current assets	28.1	22.3

Total current assets	380.1	372.5
Long-Term Assets
Property, plant and equipment, net	36.9	37.6
Goodwill	6.2	6.2
Identifiable intangible assets, net	5.8	7.5
Deferred income taxes	21.1	13.1
Other assets	1.8	10.1

Total long-term assets	71.8	74.5

Total assets	$451.9	$447.0

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term debt	$6.0	$5.0
Accounts payable	73.8	58.6
Accrued compensation and benefits	12.6	14.5
Other accrued expenses	62.0	45.3
Advance payments and unearned income	40.9	37.2
Restructuring liabilities	6.7	6.0

Total Current Liabilities	202.0	166.6
Long-Term Liabilities
Other long-term liabilities	3.7	2.7
Redeemable preference shares	8.3	8.3
Reserve for uncertain tax positions	6.2	5.6
Deferred income taxes	0.6	0.6

Total Liabilities	220.8	183.8
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; issued and outstanding 60,518,842 shares as of December 31, 2010 and 59,400,059 shares as of July 2, 2010	0.6	0.6
Additional paid-in-capital	788.6	786.5
Accumulated deficit	(555.1)	(521.3)
Accumulated other comprehensive loss	(3.0)	(2.6)

Total Stockholders’ Equity	231.1	263.2

Total Liabilities And Stockholders’ Equity	$451.9	$447.0

See accompanying Notes to Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Two Quarters Ended
	December 31,	January 1,
	2010	2010
	(In millions)
Cash flows from operating activities:
Net loss	$(33.8)	$(15.7)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of identifiable intangible assets	1.7	7.2
Depreciation and amortization of property, plant and equipment and capitalized software	5.8	10.8
Non-cash share-based compensation expense	2.1	1.5
Deferred income tax (benefit) expense	(7.5)	1.3
Loss on sale of NetBoss assets	4.4	—
Changes in operating assets and liabilities:
Receivables	(38.9)	9.9
Unbilled costs and inventories	(4.3)	7.9
Accounts payable	23.7	(15.1)
Accrued expenses	(1.4)	(1.1)
Income taxes payable and receivable	7.0	—
Advance payments and unearned income	3.7	(2.5)
Restructuring liabilities and other assets and liabilities	(3.0)	(0.3)

Net cash (used in) provided by operating activities	(40.5)	3.9
Cash flows from investing activities:
Cash received from sale of NetBoss assets	3.8	—
Cash paid related to acquisition of Telsima	—	(4.2)
Sales and maturities of short-term investments	—	0.3
Additions of property, plant and equipment	(3.4)	(9.4)
Additions of capitalized software	(0.7)	(1.5)

Net cash used in investing activities	(0.3)	(14.8)
Cash flows from financing activities
Proceeds from short-term debt arrangement	6.0	—
Payments on short-term debt arrangement	(5.0)	—
Payments on capital lease obligations	—	(0.2)

Net cash provided by (used in) financing activities	1.0	(0.2)
Effect of exchange rate changes on cash and cash equivalents	0.5	0.7

Net decrease in cash and cash equivalents	(39.3)	(10.4)
Cash and cash equivalents, beginning of period	141.7	136.8

Cash and cash equivalents, end of period	$102.4	$126.4

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Unaudited)

Note 1. Basis of Presentation

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

The results for the quarter and two quarters ended December 31, 2010 (the “second quarter and the first two quarters of fiscal 2011”) are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet as of July 2, 2010 has been derived from the audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2010 (“Fiscal 2010 Form 10-K”).

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

Certain immaterial amounts in the second and first two quarters of fiscal 2010 condensed consolidated financial statements have been reclassified to conform to the same fiscal 2011 period presentation. In addition, the line items of revenue from product sales, revenues from services, cost of product sales and cost of services on our consolidated statement of operations for the first two quarters of fiscal 2011 reflected a $4.3 million reclassification from services revenue to product sales revenue, and a $0.7 million reclassification from cost of services to cost of product sales for the first quarter of fiscal 2011. The reclassifications did not impact the consolidated gross margin or net loss for the first two quarters of fiscal 2011.

Note 2. New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial position, results of operations and cash flows upon adoption.

Note 3. Accumulated Other Comprehensive Loss and Comprehensive Loss

The changes in components of our accumulated other comprehensive loss during the first two quarters of fiscal 2011 and fiscal 2010 were as follows:

	Foreign Currency Translation	Hedging Derivatives	Total Accumulated Other Comprehensive Loss
	(In millions)
Balance as of July 2, 2010	$(2.9)	$0.3	$(2.6)
Foreign currency translation loss	(0.3)	—	(0.3)
Net unrealized loss on hedging activities	—	(0.1)	(0.1)

Balance as of December 31, 2010	$(3.2)	$0.2	$(3.0)

Balance as of July 3, 2009	$(4.4)	$(0.4)	$(4.8)
Foreign currency translation gain	2.0	—	2.0
Net unrealized gain on hedging activities	—	0.1	0.1

Balance as of January 1, 2010	$(2.4)	$(0.3)	$(2.7)

Total comprehensive loss for the quarter and two quarters ended December 31, 2010 and January 1, 2010 was comprised of the following:

	Quarter Ended		Two Quarters Ended
	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
	(In millions)
Net loss	$(12.5)	$(7.9)	$(33.8)	$(15.7)
Other comprehensive income (loss):
Foreign currency translation income (loss)	(0.4)	0.6	(0.3)	2.0
Net unrealized gain (loss) on hedging activities	0.4	0.4	(0.1)	0.1

Total comprehensive loss	$(12.5)	$(6.9)	$(34.2)	$(13.6)

Note 4. Net Income (Loss) per Share of Common Stock

We compute net income (loss) per share of common stock using the two-class method. Basic net income (loss) per share is computed using the weighted average number of common shares and participating securities outstanding. Our unvested restricted shares (including restricted stock awards and performance share awards) contain rights to receive non-forfeitable dividends therefore are considered to be participating securities and would be included in the calculations of net income per basic and diluted common share. We incurred a net loss in the second and first two quarters of both fiscal 2011 and fiscal 2010. In accordance with ASC subtopic 260-10, undistributed losses were not allocated to unvested restricted shares due to the fact that the unvested restricted shares are not contractually obligated to share in the losses of the company.

As a result of the company’s net loss in the second and first two quarters of fiscal 2011 and fiscal 2010, the computation of diluted net loss per share for these periods excluded all potential common stock equivalents outstanding as their effect was anti-dilutive. Such common equivalent shares included options to purchase shares of common stock, unvested restricted stock awards and units, and unvested performance share awards.

Note 5. Balance Sheet Components

Receivables

Our receivables are summarized below:

	December 31, 2010	July 2, 2010
	(In millions)
Accounts receivable	$157.7	$113.6
Notes receivable due within one year	4.0	4.5

	161.7	118.1
Less allowances for collection losses	(15.3)	(13.3)

	$146.4	$104.8

To comply with requests from our customers for longer payment terms, we may accept letters of credit with payment terms of up to one year or more, which we generally discount with various financial institutions. Under these arrangements, collection risk is fully transferred to the financial institutions. We record the cost of discounting these letters of credit as interest expense. During the second quarter of fiscal 2011 and fiscal 2010 we discounted customer letters of credit totaling $25.4 million and $20.7 million, respectively, and recorded related interest expense of $0.3 million and $0.2 million, respectively. During the first two quarters of fiscal 2011 and fiscal 2010 we discounted customer letters of credit totaling $29.7 million and $41.5 million, respectively, and recorded related interest expense of $0.4 million and $0.4 million, respectively.

Inventories

Our inventories are summarized below:

	December 31, 2010	July 2, 2010
	(In millions)
Finished products	$57.5	$60.4
Work in process	7.0	8.0
Raw materials and supplies	7.8	5.1

	$72.3	$73.5

Prior to fiscal 2011, we capitalized most of the costs associated with our internal manufacturing operations as a component of the overall cost of product inventory. Beginning in the first quarter of fiscal 2011, the manufacturing of our products was handled primarily by contract manufacturers with the intent to complete all activity transfer by the end of fiscal 2011. Accordingly, the costs associated with our internal operations organization are now expensed as incurred. Gross margin in the first half of fiscal 2011 was negatively impacted by the immediate expensing of $6.0 million of such costs in the first quarter of fiscal 2011. During the second quarter of fiscal 2011, due to a contract manufacturer closing a facility, we chose to bring final assembly of our current products for North America into our own facility temporarily while we continued to work on transfer of these activities to another contract manufacturer. We intend to have this final assembly activity transition to a new contract manufacturer by the end of fiscal 2011.

Property, Plant and Equipment

Our property, plant and equipment are summarized below:

	December 31, 2010	July 2, 2010
	(In millions)
Land	$0.7	$0.7
Buildings	8.9	9.8
Software developed for internal use	6.8	6.7
Machinery and equipment	93.7	94.1

	110.1	111.3
Less accumulated depreciation and amortization	(73.2)	(73.7)

	$36.9	$37.6

Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was $1.7 million and $4.1 million, respectively, during the quarters ended December 31, 2010 and January 1, 2010, and $5.3 million and $9.4 million, respectively, in the two quarters ended December 31, 2010 and January 1, 2010.

Accrued Warranties

Changes in our warranty liability, which is included as a component of other accrued expenses on the Condensed Consolidated Balance Sheets, during the first two quarters of fiscal 2011and fiscal 2010 are as follows:

	Two Quarters Ended
	December 31, 2010	January 1, 2010
	(In millions)
Balance as of the beginning of the fiscal year	$3.2	$5.5
Warranty provision for revenue recorded during the period	—	0.8
Settlements made during the period	(0.5)	(1.6)

Balance as of the end of the period	$2.7	$4.7

Note 6. Credit Facility and Debt

Our outstanding debt consisted of short-term debt of $6.0 million as of December 31, 2010 and $5.0 million as of July 2, 2010.

During the quarter ended October 1, 2010, we terminated our previous credit facility with two commercial banks and entered into a new $40.0 million credit facility with Silicon Valley Bank for a term of one year expiring on September 30, 2011. The outstanding debt of $5.0 million under the previous credit facility was repaid on October 1, 2010 with the proceeds of a new loan under the new facility in the amount of $6.0 million.

Our new credit facility provides for a committed amount of $40.0 million. The facility provides for (1) demand borrowings (with no stated maturity date), (2) fixed term Eurodollar loans for up to six months and (3) the issuance of standby or commercial letters of credit.

Demand borrowings carry an interest rate computed at the daily prime rate as published in the Wall Street Journal. Interest on our Eurodollar loans is computed at LIBOR plus a spread of between 2.00% to 2.75% based on our current leverage ratio. The interest rate on Eurodollar loans was set initially at a spread of 2.75% for the fiscal quarter ending October 1, 2010 and is adjustable quarterly thereafter based on the computed actual leverage ratio for the most recently completed fiscal quarter. The facility contains a minimum liquidity ratio covenant and a minimum profitability covenant and is secured by the company’s assts. As of December 31, 2010, we were in compliance with the financial covenants.

Available credit as of December 31, 2010 was $24.4 million reflecting borrowings of $6.0 million and outstanding letters of credit of $9.6 million. The weighted average interest rate on our short-term borrowings was 3.25% as of December 31, 2010.

Standby letters of credit includes a standby letter of credit issued in the amount of $2.3 million covering $2.1 million in standby letters of credit outstanding under the previous credit facility at the time of termination of that facility on October 1, 2010. The amount of this supporting letter of credit may be amended at any time to exclude the letters of credit issued under the previous facility as they expire. The amount of outstanding letters of credit under the previous facility was $1.4 million as of December 31, 2010.

Note 7. Restructuring Activities

During the second quarter of fiscal 2011, we continued executing the restructuring plan that initiated in the first quarter of fiscal 2011 to reduce our operational costs (the “Fiscal 2011 Plan”). The Fiscal 2011 Plan was intended to bring our cost structure in line with the changing dynamics of the worldwide microwave radio and telecommunication markets, primarily in North America, Europe and Asia. During the second and first two quarters of fiscal 2011, our restructuring charges related to the Fiscal 2011 Plan totaled $2.6 million and $7.3 million, respectively, and consisted of the following items:

•

Severance, retention and related charges totaling $1.1 million and $3.6 million, respectively, for the second and first two quarters of fiscal 2011 from reductions in force for the closing of the Morrisville, North Carolina office.

•

Severance and related charges totaling $1.1 million for the second quarter and first two quarters of fiscal 2011 from reductions in force in Canada of their finance, human resources, IT and engineering functions.

•	Severance and related charges of zero and $1.4 million for the second and first two quarters of fiscal 2011 from reduction in force activities resulting from the sale of our NetBoss assets.

•

Severance and related charges totaling $0.4 million and $1.2 million, respectively, for the second quarter and first two quarters of fiscal 2011 from our various other reductions in force including a reduction in global sales personnel.

In addition, during the first two quarters of fiscal 2011, we continued restructuring activities that commenced during fiscal 2009 to reduce our workforce in the U.S., France, Canada and other locations throughout the world (the “Fiscal 2009 Plan”). These activities primarily consisted of outsourcing our San Antonio manufacturing operations to a third party in Austin, Texas. During the second quarter and first two quarters of fiscal 2011, our restructuring charges related to the Fiscal 2009 Plan totaled $0.8 million and $1.7 million, respectively, and consisted of the following items:

•	Severance, retention and related charges totaling $0.7 million and $1.6 million, respectively, for the second and first two quarters of fiscal 2011 for reductions in force.

•	Charges totaling $0.1 million for the second and first two quarters of fiscal 2011 for facility lease obligation adjustments.

The information in the following table summarizes our restructuring activities during the first two quarters of fiscal 2011 and the remaining restructuring liability as of December 31, 2010:

	Severance and Benefits	Facilities and Other	Total
	(In millions)
Restructuring liability as of July 2, 2010	$2.2	$4.2	$6.4
Provision related to Fiscal 2011 Plan	7.3	—	7.3
Provision related to Fiscal 2009 Plan	1.6	0.1	1.7
Cash payments	(5.4)	(3.3)	(8.7)

Restructuring liability (current) as of December 31, 2010	$5.7	$1.0	$6.7

The following table summarizes our costs incurred through December 31, 2010, estimated additional costs to be incurred and estimated total costs expected to be incurred under the Fiscal 2011 Plan:

	Total Costs Incurred During The Quarter Ended December 31, 2010	Cumulative Costs Incurred Through December 31, 2010	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
	(In millions)
North America:
Severance and benefits	$2.2	$6.1	$2.6	$8.7
Facilities and other	—	—	3.2	3.2

	$2.2	$6.1	$5.8	$11.9

International:
Severance and benefits	$0.4	$1.2	$0.8	$2.0
Facilities and other	—	—	0.3	0.3

	$0.4	$1.2	$1.1	$2.3

Totals for Fiscal 2011 Plan	$2.6	$7.3	$6.9	$14.2

Our Fiscal 2011 Plan is underway with the costs shown above incurred during the first two quarters of fiscal 2011. We expect to incur further costs to complete the initiatives of the restructuring plan which include, but are not limited to, the consolidation of most of our finance function to our California headquarters and the reallocation of research and development resources among our facilities in the United States, Slovenia and New Zealand.

The following table summarizes our costs incurred through December 31, 2010, estimated additional costs to be incurred and estimated total costs expected to be incurred under the Fiscal 2009 Plan:

	Total Costs Incurred During The Quarter Ended December 31, 2010	Cumulative Costs Incurred through December 31, 2010	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
	(In millions)
North America:
Severance and benefits	($0.1)	$8.4	$2.7	$11.1
Facilities and other	—	3.1	1.1	4.2

	($0.1)	$11.5	$3.8	$15.3

International:
Severance and benefits	$0.9	$5.8	$0.8	$6.6
Facilities and other	—	0.2	—	0.2

	$0.9	$6.0	$0.8	$6.8

Totals for Fiscal 2009 Plan	$0.8	$17.5	$4.6	$22.1

We expect our Fiscal 2009 Plan to restructure and transition our North America manufacturing operations and global supply chain operations to be completed by the end of fiscal 2011.

Note 8. Share-Based Compensation

Our share-based compensation expense associated with stock options, restricted stock awards and units, and performance share awards and units is recorded in the following cost and expense categories for the quarter and two quarters ended December 31, 2010 and January 1, 2010:

	Quarter Ended		Two Quarters Ended
	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
	(In millions)
Cost of product sales and services	$0.1	$—	$0.2	$0.1
Research and development expenses	0.8	0.2	1.0	0.3
Selling and administrative expenses	0.4	0.3	0.9	1.2

Total share-based compensation expense	$1.3	$0.5	$2.1	$1.6

During the second quarter of fiscal 2011, we granted options to purchase 894,580 shares of our common stock, 396,994 shares of restricted stock, 50,296 shares of restricted stock units, 811,150 shares of performance share awards, and 202,802 shares of performance share units to employees under our 2007 Stock Equity Plan. In August 2010, our Board of Directors approved a New Product Development Incentive Plan (“PDIP”) to make a one-time grant of performance share awards and units to employees related to several product development projects. During the second quarter of fiscal 2011, we granted 414,156 shares of performance share award and 152,506 shares of performance share unit under the PDIP, of which 109,475 shares of performance share awards and 43,436 shares of performance share units were vested upon achievement of a new product development milestone during the quarter. The PDIP performance shares are under our 2007 Stock Equity Plan. There were no share-based awards granted during the first quarter of fiscal 2011.

The fair value of each share subject to an option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:

	Quarter Ended		Two Quarters Ended
Grant Date	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected volatility	63.3%	59.9-60.0%	63.3%	59.7-60.0%
Risk-free interest rate	1.22%	2.25-2.33%	1.22%	2.25-2.42%
Expected term (years)	4.38	4.38	4.38	4.38
Fair value per option on date of grant	$2.21	$2.98-$3.53	$2.21	$2.98-$3.61

The fair value of each performance share is based on the closing price of our common stock on the date of grant and is amortized to compensation expense over its vesting period, if achievement of the performance conditions is considered probable. During the second quarter of fiscal 2011, we recorded share-based compensation expense of $0.8 million related to performance shares made under our new product development incentive plan. For performance share awards made under our fiscal year 2010 Long-Term Incentive Plan, we determined that the three-year cash flow target would probably not be achieved at the end of fiscal 2012. Accordingly, we recorded a credit to compensation expense of $0.4 million related to these awards.

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

Note 9. Major Customer and Business Segments

During the second quarter and first two quarters of fiscal 2011 and fiscal 2010, none of our customers accounted for 10% or more of revenue.

Revenue and loss before income taxes by segment are as follows:

	Quarter Ended		Two Quarters Ended
	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
	(In millions)
Revenue
North America	$40.4	$49.4	$76.1	$97.4
International	83.8	73.2	157.2	145.2

Total Revenue	$124.2	$122.6	$233.3	$242.6

Loss Before Income Taxes
Segment Operating (Loss) Income:
North America (1)	$(1.3)	$(9.6)	$(14.7)	$(12.8)
International (2)	(5.2)	3.4	(18.1)	0.2
Net interest expense	(0.7)	(0.3)	(1.2)	(0.8)

Loss before provision for income taxes	$(7.2)	$(6.5)	$(34.0)	$(13.4)

(1)	The following table summarizes certain charges and expenses included in the North America segment operating results during the second quarter and first two quarters of fiscal 2011 and fiscal 2010:

	Quarter Ended		Two Quarters Ended
	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
	(In millions)
Amortization of developed technology, trade names and customer relationships	$0.8	$3.3	$1.7	$4.0
Rebranding and transitional costs	0.7	1.4	0.9	1.5
Restructuring charges	2.1	0.7	6.9	1.5
Share-based compensation expense	1.0	0.4	1.7	1.4
Net loss on NetBoss assets	0.5	—	4.4	—
Other non-recurring charges	—	0.2	—	0.3

	$5.1	$6.0	$15.6	$8.7

(2)	The following table summarizes certain charges and expenses included in the International segment operating results during the second quarter and first two quarters of fiscal 2011 and fiscal 2010:

	Quarter Ended		Two Quarters Ended
	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
	(In millions)
Amortization of developed technology, trade names and customer relationships	$—	$0.3	$—	$3.2
Rebranding and transitional costs	—	0.1	—	0.1
Restructuring charges	1.3	0.8	2.1	1.1
Amortization of the fair value adjustments related to fixed assets	—	—	—	0.1
Share-based compensation expense	0.3	0.1	0.4	0.2
Other non-recurring charges	0.5	—	0.5	—

	$2.1	$1.3	$3.0	$4.7

Note 10. Income Taxes

The determination of provision for income taxes for the second quarter of $5.3 million and benefit from income tax of first two quarters of fiscal 2011 of $0.2 million, and provision for income taxes for the second quarter and first two quarters of fiscal 2010 of $1.4 million and $2.3 million, respectively, was primarily based on our estimated annual effective tax rate adjusted for losses in separate jurisdictions for which no tax benefit can be recognized. The second quarter and first two quarters of fiscal 2011, respectively, incorporate an income tax benefit of $0.2 million and $2.1 million associated with the expiring favorable tax ruling granted by the Singapore Economic Development Board. The expiration of the ruling resulted in an increase to the local tax rate applied to all deferred tax assets that will reverse subsequent to the expiration of this ruling. In the current quarter a one-time income tax benefit of $2.6 million has been recognized relating to recently passed Singapore legislation that has reduced the prior year taxable income and has generated additional tax losses that can be carried forward indefinitely. Our effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where we cannot recognize tax benefits on current losses.

As of July 2, 2010 and December 31, 2010, we had a liability for unrecognized tax benefits of $14.9 million and $15.5 million, respectively, for various federal, foreign, and state income tax matters. The liability for unrecognized tax benefits has increased during the second quarter and first two quarters of fiscal 2011 in the amount of $0.6 million and $0.6 million. If the unrecognized tax benefits associated with these positions are ultimately recognized they would not be expected to have a material impact on our effective tax rate or financial position.

We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign, and state income taxes. We accrued no additional amount for such interest during the first two quarters of fiscal 2011 and fiscal 2010. No penalties have been accrued on any of the unrecognized tax benefits.

We expect that the amount of unrecognized tax benefit may change in the next year; however, it is not expected to have a significant impact on our results of operations, financial position or cash flows.

We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Singapore, Poland, Nigeria, France and the U.K. The earliest years still open and subject to potential audits for these jurisdictions are as follows: United States — 2003; Singapore — 2006; Poland — 2004; Nigeria — 2004; France — 2006; and U.K-2006. As of December 31, 2010, we are under audit by the U.S. Internal Revenue Service for the fiscal year 2008 tax return.

Note 11. Fair Value Measurements of Assets and Liabilities

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

The carrying amounts, estimated fair values and valuation input levels of our financial assets and financial liabilities as of December 31, 2010 and July 2, 2010 are as follows:

	December 31,		July 2,
	2010		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
	(In millions)
Financial Assets:
Cash	$33.3	$33.3	$60.4	$60.4	Level 1
Cash equivalents	$69.1	$69.1	$81.3	$81.3	Level 1
Foreign exchange forward contracts	$0.3	$0.3	$0.1	$0.1	Level 2
Financial Liabilities:
Short-term debt	$6.0	$6.0	$5.0	$5.0	Level 2
Redeemable preference shares	$8.3	$8.3	$8.3	$8.3	Level 3
Foreign exchange forward contracts	$0.1	$0.1	$0.1	$0.1	Level 2

Our cash equivalents consist primarily of shares in prime money market funds purchased from two major financial institutions. As of December 31, 2010 and July 2, 2010, these money market shares were valued at $1.00 net asset value per share by these financial institutions.

Foreign currency forward contracts are valued using an income approach for the remaining term of the contract based on forward market rates less the contract rate multiplied by the notional amount.

The amortized cost of short-term debt approximates fair value due to the variable interest rate under the arrangement applicable to such debt.

We have valued our redeemable preference shares at face value as of December 31, 2010 and July 2, 2010 due to the existence of a put option one of the holders has with our former majority shareholder Harris, our current intent not to redeem these shares before their stated termination date and the non-existence of a market for comparable financial instruments.

Note 12. Risk Management, Derivative Financial Instruments and Hedging Activities

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

Substantially all derivatives outstanding as of December 31, 2010 are designated as cash flow hedges or non-designated hedges of recorded balance sheet positions. All derivatives are recognized on the balance sheet at their fair value. The total notional amount of outstanding derivatives as of December 31, 2010 was $46.5 million, of which $13.2 million were designated as cash flow hedges and $33.3 million were not designated as cash flow hedging instruments.

As of December 31, 2010, we had 64 foreign currency forward contracts outstanding with a total net notional amount of $19.0 million consisting of 13 different currencies, primarily the Euro, Philippine peso, Polish zloty, Singapore dollar and Republic of South Africa rand.

The following is a summary by currency of the contract net notional amounts grouped by the underlying foreign currency as of December 31, 2010:

	Contract Amount (Local Currency)		Contract Amount
		(In millions)	(USD, in millions)
Euro (“EUR”) net contracts to receive (pay) USD	(EUR)	3.8	$5.0
Philippine peso (“PHP”) net contracts to receive (pay) USD	(PHP)	(152.3)	$(3.5)
Polish zloty (“PLN”) net contracts to receive (pay) USD	(PLN)	14.1	$4.7
Singapore dollar (“SGD”) net contracts to receive (pay) USD	(SGD)	5.1	$3.9
Republic of South Africa rand (“ZAR”) net contracts to receive (pay) USD	(ZAR)	38.6	$5.7
All other currencies net contracts to receive (pay) USD			$3.2

Total of all currencies			$19.0

The following table presents the fair value of derivative instruments included within our Consolidated Balance Sheet as of December 31, 2010.

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$0.2	Other current liabilities	$0.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	0.1	Other current liabilities	—

Total derivatives		$0.3		$0.1

The following table presents the amounts of gains (losses) from cash flow hedges recorded in Other Comprehensive Income (Loss), the amounts transferred from Other Comprehensive Income (Loss) and recorded in Revenue and Cost of Products Sold, and the amounts associated with excluded time value and hedge ineffectiveness during the second quarter and first two quarters of fiscal 2011 and fiscal 2010:

	Quarter Ended		Two Quarters Ended
Locations of Losses Recorded From Derivatives Designated as Cash Flow Hedges	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
	(In millions)
Amount of loss of effective hedges recognized in Other Comprehensive Income (Loss)	$—	$0.1	$(0.2)	$(0.1)
Amount of loss of effective hedges reclassified from Other Comprehensive Income (Loss) into:
Revenue	$0.4	$0.2	$0.2	$0.2
Cost of Products Sold	$—	$—	$(0.1)	$(0.1)
Amount recorded into Cost of Products Sold associated with excluded time value	$0.1	$—	$(0.1)	$—
Amount recorded into Cost of Products Sold due to hedge ineffectiveness	$—	$—	$—	$—

Cash Flow Hedges

The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual cash flows resulting from transactions in foreign currencies, including revenue, product costs, selling and administrative expenses and intercompany transactions will be adversely affected by changes in exchange rates. It is our policy to utilize derivatives to reduce foreign currency exchange risks where internal netting strategies cannot be effectively employed. As of December 31, 2010, hedged transactions included our customer and intercompany backlog and outstanding purchase commitments denominated primarily in the Canadian dollar, Euro, Philippine peso, Polish zloty, Singapore dollar and Republic of South Africa rand. We hedge up to 100% of anticipated exposures typically one to three months in advance, but have hedged as much as six months in advance. We generally review our exposures twice each month and adjust the amount of derivatives outstanding as needed.

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

As of December 31, 2010, we had $0.2 million of deferred net losses on both outstanding and matured derivatives accumulated in other comprehensive loss that are expected to be reclassified to net income or loss during the next twelve months as a result of underlying hedged transactions also being recorded in net income or loss. Actual amounts ultimately reclassified to loss will be dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of December 31, 2010, the maximum term over which we are hedging our cash flow exposures is five months.

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

Non-Designated Hedges

The total notional amount of outstanding derivatives as of December 31, 2010 not designated as cash flow hedging instruments was $33.3 million. The purpose of these hedges is to offset realized and unrealized foreign exchange gains and losses recorded on non-functional currency monetary assets and liabilities, including primarily cash balances and accounts receivable and accounts payable from third party and intercompany transactions recorded on the balance sheet. Since these gains and losses are considered by us to be operational in nature, we record both the gains and losses from the revaluation of the balance sheet transactions and the gains and losses on the derivatives in cost of products sold.

During the second quarter and first two quarters of fiscal 2011 and fiscal 2010, we recorded in cost of products sold the following amount of net losses recorded on non-designated hedges as follows:

	Quarter Ended		Two Quarters Ended
	December 31, 2010	January 1, 2010	December 31, 2010	January 1, 2010
	(In millions)
Derivatives not designated as hedging instruments:
Losses on foreign exchange forward contracts	$(0.3)	$0.3	$(1.2)	$(1.6)

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

Note 13. Legal Proceedings

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

Note 14. Loss on Sale of NetBoss Assets

In September 2010, we sold our NetBoss assets, consisting of internally-developed intellectual property and certain equipment, to a third party named NetBoss Technologies, Inc. for $3.8 million of cash. We recognized a $4.4 million loss on the sale of NetBoss in our Condensed Consolidated Statement of Operations during the first two quarters of fiscal 2011. NetBoss Technologies Inc. is a new company formed by its management team, our former development partner for NetBoss, and private investors. As part of the terms of the sale, we have assigned our customer contracts for NetBoss software and maintenance to NetBoss Technologies, Inc. We expect to continue to license NetBoss to operate our Network Operations Centers.

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

These forward-looking statements are based on estimates reflecting the current beliefs of the senior management of Aviat Networks. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include the following:

•	continued price erosion as a result of increased competition in the microwave transmission industry;

•	the impact of the volume, timing and customer, product and geographic mix of our product shipments;

•	our ability to meet projected new product development commercial shipment dates;

•	customer acceptance of our new products;

•	the timing of the implementation and achievement of our restructuring and cost reduction plans;

•	our ability to successfully manage our supply chain;

•	the ability of our contract manufacturers, subcontractors and key suppliers to perform their obligations and deliver materials, components and units to us on a timely basis;

•	continued weakness in the global economy affecting customer spending;

•	retention of our key personnel;

•	our ability to manage and maintain key customer relationships;

•	uncertain economic conditions in the telecommunications sector combined with operator and supplier consolidation; the timing of our receipt of payment for products or services from our customers;

•	our failure to protect our intellectual property rights or defend against intellectual property infringement claims by others;

•	the effects of currency and interest rate risks; and

•	the impact of political, economic and geographic risks on international sales.

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

RESULTS OF OPERATIONS - Quarter Ended December 31, 2010 compared with Quarter Ended January 1, 2010

Highlights

Operations results for the second quarter of fiscal 2011 include:

•	Net loss was $12.5 million, or $0.21 per common share, in the second quarter of fiscal 2011 compared with a net loss of $7.9 million, or $0.13 per common share, in the second quarter of fiscal 2010;

•	Revenue increased 1.3 percent to $124.2 million in the second quarter of fiscal 2011 from $122.6 million in the second quarter of fiscal 2010;

•

Our North America segment revenue decreased 18.2 percent to $40.4 million and the segment recorded operating loss of $1.3 million in the second quarter of fiscal 2011 compared with an operating loss of $9.6 million in the second quarter of fiscal 2010;

•

Our International segment revenue increased 14.5 percent to $83.8 million and the segment recorded an operating loss of $5.2 million in the second quarter of fiscal 2011 compared with operating income of $3.4 million in the second quarter of fiscal 2010;

•	Net cash used in operating activities was $3.7 million in the second quarter of fiscal 2011 compared with net cash used in operating activities of $0.5 million in the second quarter of fiscal 2010.

Discussion of Consolidated Results of Operations

Revenue and Net Loss

	Quarter Ended		Percentage Increase/(Decrease)
	December 31, 2010	January 1, 2010
	(In millions, except percentages)
Revenue	$124.2	$122.6	1.3%
Net loss	$(12.5)	$(7.9)	58%
% of revenue	(10.1)%	(6.4)%

Revenue by region comparing the second quarter of fiscal 2011 with the second quarter of fiscal 2010 and the related changes are shown in the table below:

	Quarter Ended		Amount Increase/(Decrease)	Percentage Increase/(Decrease)
	December 31, 2010	January 1, 2010
	(In millions, except percentages)
North America	$40.4	$49.4	$(9.0)	(18.2)%
International:
Africa	26.2	18.6	7.6	40.9%
Europe, Middle East, and Russia	33.7	29.9	3.8	12.7%
Latin America and Asia Pacific	23.9	24.7	(0.8)	(3.2)%

Total International	83.8	73.2	10.6	14.5%

Total Revenue	$124.2	$122.6	$1.6	1.3%

The increase of our total revenue in the second quarter of fiscal 2011 compared with the same quarter in fiscal 2010 resulted from significant increases in Africa and the Europe, Middle East and Russia (“EMER”) regions, where increased orders for the current product platform were delivered in the second quarter of fiscal 2011. The substantial year to year increase in Africa came from a wireless customer who resumed purchasing after substantially reducing its orders in the prior year. In addition, certain other customers in the region increased spending during the fourth quarter of the calendar year. We expect continued demand for our products and services in Africa during our third fiscal quarter. Revenue in the second quarter of fiscal 2010 included a substantial amount of purchases from a customer in the Middle East that was not repeated in fiscal 2011. However, wireless customers in Russia that had reduced their capital spending sharply in calendar 2009 and early 2010 in response to the tightening in credit markets, increased spending allowing us to benefit from their incremental business in the second quarter of fiscal 2011. Competitive pricing pressures in Russia continue to impact the business so future order levels may vary significantly. Finally, in the Asia Pacific region, the product mix varied from the second quarter of fiscal 2011 as compared with the same quarter in fiscal 2010. In the second quarter of fiscal 2011, revenue from shipments of WiMAX product substantially increased in the region, mostly in India, while microwave business in other countries was flat or down compared to the previous year.

We experienced a significant decrease in revenue in North America that resulted primarily from product transition to our current product platform from our legacy products, some continuing effects of the economic downturn, as well as increased competition. In the second quarter of fiscal 2010, most of our North America business was in our legacy products. While we continued last time buy activity in those product lines in the second quarter of fiscal 2011, we are also in the process of transitioning our North America customers to our current product. Many of our customers are now completing their first deployments of the current product. We expect orders for this line of products to increase in future periods as market acceptance gains traction. Revenue in North America benefited in the second quarter of fiscal 2011 because shipments delayed in the first quarter of fiscal 2011 were delivered and recognized as revenue in the second quarter of fiscal 2011. The shipment delays in the first quarter of fiscal 2011 were due to component shortages and supply chain issues from the transition to contract manufacturers.

During the second quarter of fiscal 2011 and fiscal 2010, none of our customers accounted for 10% or more of revenue.

Our net loss in the second quarter of fiscal 2011 and fiscal 2010 included amortization of purchased intangibles, rebranding expenses and share-based compensation expense. In addition, we incurred substantial charges associated with ongoing restructuring plans. During the second quarter of fiscal 2011, we incurred $3.4 million of restructuring charges compared with $1.5 million in the second quarter of fiscal 2010. We also recognized an additional $0.5 million loss during the second quarter of fiscal 2011 from the sale of NetBoss assets in the first quarter of fiscal 2011. These charges and expenses are set forth on a comparative basis in the table below:

	Quarter Ended
	December 31, 2010	January 1, 2010
	(In millions)
Restructuring charges	$3.4	$1.5
Additional loss recognized from sale of NetBoss assets	0.5	—
Amortization of trade names and customer relationships	0.7	1.5
Rebranding and transitional costs	0.7	1.5
Amortization of developed technology	0.1	2.1
Share-based compensation expense	1.3	0.5
Other	0.5	0.2

	$7.2	$7.3

Gross Margin

	Quarter Ended		Percentage Increase/(Decrease)
	December 31, 2010	January 1, 2010
	(In millions, except percentages)
Revenue	$124.2	$122.6	1.3%
Cost of product sales and services	(87.5)	(80.3)	9.0%
Gross margin	$36.7	$42.3	(13.2)%
% of revenue	29.5%	34.5%

Compared to the second quarter of fiscal 2010, our gross margin decreased in the second quarter of fiscal 2011. Gross margin in the second quarter of fiscal 2011 was negatively impacted by lower gross margins from sales of our WiMAX products. In addition, we continue to experience pricing pressures in all markets, particularly where we compete for the business of large, carrier customers, especially in EMER and Africa. In these markets we continue to see customer consolidation through mergers or acquisitions, leading to fewer, but larger customers. In those cases, vendors vigorously compete to retain market share, often resulting in significant price erosion. In North America, we find price competition for the large carrier business as intense as we do in other markets. In order to counter pricing pressures, we continue to invest in product improvements to reduce unit costs and negotiate favorable pricing with our suppliers.

Gross margin in the second quarter of fiscal 2010 was substantially enhanced by favorable pricing with certain customers in the Middle East, which was not repeated in the second quarter of fiscal 2011.

Research and Development Expenses

	Quarter Ended		Percentage Increase/(Decrease)
	December 31, 2010	January 1, 2010
	(In millions, except percentages)
Revenue	$124.2	$122.6	1.3%
Research and development expenses	$12.1	$10.1	19.8%
% of revenue	9.7%	8.2%

The increase in research and development expenses in the second quarter of fiscal 2011 compared with the second quarter of fiscal 2010 was primarily attributable to a $0.6 million increase of share-based compensation related to the performance share vesting upon the achievement of new product development milestone during the quarter, as well as additional investments in new product innovation.

Selling and Administrative Expense

	Quarter Ended		Percentage Increase/(Decrease)
	December 31, 2010	January 1, 2010
	(In millions, except percentages)
Revenue	$124.2	$122.6	1.3%
Selling and administrative expenses	$26.5	$35.4	(25.1)%
% of revenue	21.3%	28.9%

The $8.9 million decrease in selling and administrative expenses in the second quarter of fiscal 2011 compared with the second quarter of fiscal 2010 was primarily attributable to a $3.3 million decrease in salaries and wages resulting from the reduction of workforce under our restructuring plans. The decrease was also due to a $3.2 million decrease in sales agent commissions as the amount incurred in the second quarter of fiscal 2010 included sales agent commissions related to a substantial amount of sales from a customer in the Middle East, which was not repeated in fiscal 2011.

Income Taxes

	Quarter Ended		Percentage Increase/(Decrease)
	December 31, 2010	January 1, 2010
	(In millions, except percentages)
Loss before income taxes	$(7.2)	$(6.5)	N/M
Provision for income taxes	$5.3	$1.4	N/M
% of loss before income taxes	N/M	N/M

N/M = Not statistically meaningful

The determination of provision for income taxes for the second quarter of fiscal 2011 and fiscal 2010 was primarily based on our estimated annual effective tax rate adjusted for losses in separate jurisdictions for which no tax benefit can be recognized. The second quarter of fiscal 2011 incorporates a one-time income tax benefit of $2.6 million relating to recently passed Singapore legislation.

Our effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where we cannot recognize tax benefits on current losses.

Discussion of Business Segment Results of Operations

North America Segment

	Quarter Ended		Percentage Increase/(Decrease)
	December 31, 2010	January 1, 2010
	(In millions, except percentages)
Revenue	$40.4	$49.4	(18.2)%
Segment operating loss	$(1.3)	$(9.6)	N/M
% of revenue	(3.2)%	(19.4)%

N/M = Not statistically meaningful

We experienced a significant decrease in revenue in North America that resulted primarily from product transition to our current product platform from our legacy products, some continuing effects of the economic downturn, as well as increased competition. In the second quarter of fiscal 2010, most of our North America business was in our legacy products. While we continued last time buy activity in those product lines in the second quarter of fiscal 2011, we are also in the process of transitioning our North America customers to our current product. Many of our customers are now completing their first deployments of the current product. We expect orders for this line of products to increase in future periods as market acceptance gains traction. Revenue in North America benefited in the second quarter of fiscal 2011 because shipments delayed in the first quarter of fiscal 2011 were delivered and recognized as revenue in the second quarter of fiscal 2011. The shipment delays in the first quarter of fiscal 2011 were due to component shortages and supply chain issues from the transition to contract manufacturers.

The North America segment operating loss for the second quarter fiscal 2011 included $2.1 million of restructuring charges, $0.5 million from the loss on sale of NetBoss assets and $1.0 million for share-based compensation.

The North America segment operating loss for the second quarter fiscal 2010 included $0.7 million for restructuring charges and $0.4 million for share-based compensation.

International Segment

	Quarter Ended		Percentage Increase/(Decrease)
	December 31, 2010	January 1, 2010
	(In millions, except percentages)
Revenue	$83.8	$73.2	14.5%
Segment operating income (loss)	$(5.2)	$3.4	N/M
% of revenue	(6.2)%	4.6%

N/M = Not statistically meaningful

The increase of our international revenue in the second quarter of fiscal 2011 compared with the same quarter in fiscal 2010 resulted from significant increases in Africa and EMER, where increased orders for the current product platform were delivered in the second quarter of fiscal 2011. The substantial year to year increase in Africa came from a wireless customer who resumed purchasing after substantially reducing its orders in the prior year. In addition, certain other customers in the region increased spending during the fourth quarter of the calendar year. We expect continued demand for our products and services in Africa during our third fiscal quarter. Revenue in the second quarter of fiscal 2010 included a substantial amount of purchases from a customer in the Middle East that was not repeated in fiscal 2011. However, wireless customers in Russia that had reduced their capital spending sharply in calendar 2009 and early 2010 in response to the tightening in credit markets, increased spending allowing us to benefit from their incremental business in the second quarter of fiscal 2011. Competitive pricing pressures in Russia continue to impact the business so future order levels may vary significantly. Finally, in the Asia Pacific region, the product mix varied from the second quarter of fiscal 2011 as compared with the same quarter in fiscal 2010. In the second quarter of fiscal 2011, revenue from shipments of WiMAX product substantially increased in the region, mostly in India, while microwave business in other countries was flat or down compared to the previous year.

Gross margin for the International segment in the second quarter of fiscal 2010 was substantially enhanced by favorable pricing with certain customers in the Middle East, which was not repeated in the same period of fiscal 2011.

The International segment operating loss for the second quarter fiscal 2011 included $1.3 million for restructuring charges and $0.3 million for share-based compensation.

The International segment operating income for the second quarter fiscal 2010 resulted primarily from the decline in revenue when compared with levels prior to fiscal 2010 without a corresponding decrease in cost structure and included $0.8 million of restructuring charges and $0.1 million for share-based compensation.

RESULTS OF OPERATIONS – Two Quarters Ended December 31, 2010 compared with Two Quarters Ended January 1, 2010

Highlights

Operations results for the first two quarters of fiscal 2011 include:

•

Net loss was $33.8 million, or $0.58 per common share, in the first two quarters of fiscal 2011 compared with a net loss of $15.7 million, or $0.27 per common share, in the first two quarters of fiscal 2010;

•	Revenue decreased 3.8 percent to $233.3 million in the first two quarters of fiscal 2011 from $242.6 million in the first two quarters of fiscal 2010;

•

Our North America segment revenue decreased 21.9 percent to $76.1 million and the segment recorded operating loss of $14.7 million in the first two quarters of fiscal 2011 compared with an operating loss of $12.8 million in the first two quarters of fiscal 2010;

•

Our International segment revenue increased 8.3 percent to $157.2 million and the segment recorded an operating loss of $18.1 million in the first two quarters of fiscal 2011 compared with operating income of $0.2 million in the first two quarters of fiscal 2010;

•	Net cash used in operating activities was $40.5 million in the first two quarters of fiscal 2011 compared with net cash provided by operations of $3.9 million in the first two quarters of fiscal 2010.

Discussion of Consolidated Results of Operations

Revenue and Net Loss

	Two Quarters Ended		Percentage Increase/(Decrease)
	December 31, 2010	January 1, 2010
	(In millions, except percentages)
Revenue	$233.3	$242.6	(3.8)%
Net loss	$(33.8)	$(15.7)	115.3%
% of revenue	(14.5)%	(6.5)%

Revenue by region comparing the first two quarters of fiscal 2011 with the first two quarters of fiscal 2010 and the related changes are shown in the table below:

	Two Quarters Ended		Amount Increase/(Decrease)	Percentage Increase/(Decrease)
	December 31, 2010	January 1, 2010
	(In millions, except percentages)
North America	$76.1	$97.4	$(21.3)	(21.9)%
International:
Africa	49.2	48.5	0.7	1.4%
Europe, Middle East, and Russia	62.3	48.5	13.8	28.5%
Latin America and Asia Pacific	45.7	48.2	(2.5)	(5.2)%

Total International	157.2	145.2	12.0	8.3%

Total Revenue	$233.3	$242.6	$(9.3)	(3.8)%

The decrease of our total revenue in the first two quarters of fiscal 2011 compared with the same period in fiscal 2010 resulted from a significant decrease in revenue in North America, partially offset by increases in international revenues. The increase of our international revenue resulted from significant increases in EMER, where increased orders for the current product platform were delivered in the second quarter of fiscal 2011. Revenue in the first two quarters of fiscal 2010 included a substantial amount of purchases from a customer in the Middle East that was not repeated in fiscal 2011. However, wireless customers in Russia that had reduced their capital spending sharply in calendar 2009 and early 2010 in response to the tightening in credit markets, increased spending allowing us to benefit from their incremental business in the first two quarters of fiscal 2011. Competitive pricing pressures in Russia continue to impact the business so future order levels may vary significantly. Finally, in the Asia Pacific region, the product mix varied from the first two quarters of fiscal 2011 as compared with the same period in fiscal 2010. In the second quarter of fiscal 2011, revenue from shipments of WiMAX product substantially increased in the region, mostly in India, while microwave business in other countries was flat or down compared to the previous year.

We experienced a significant decrease in revenue in North America that resulted primarily from product transition to our current product platform from our legacy products, some continuing effects of the economic downturn, as well as increased competition. In the first two quarters of fiscal 2010, most of our North America business was in our legacy products. While we continued last time buy activity in those product lines in the first two quarters of fiscal 2011, we are also in the process of transitioning our North America customers to our current product. Many of our customers are now completing their first deployments of the current product. We expect orders for this line of products to increase in future periods as market acceptance gains traction.

During the first two quarters of fiscal 2011 and fiscal 2010, none of our customers accounted for 10% or more of revenue.

Our net loss in the first two quarters of fiscal 2011 and fiscal 2010 included amortization of purchased intangibles, rebranding expenses and share-based compensation expense. In addition, we incurred substantial charges associated with two ongoing restructuring plans. During the first two quarters of fiscal 2011, we incurred $9.0 million of restructuring charges compared with $2.6 million in the first two quarters of fiscal 2010. Finally, we recognized a $4.4 million loss on the sale of NetBoss assets to a third party in the first quarter of fiscal 2011. These charges and expenses are set forth on a comparative basis in the table below:

	Two Quarters Ended
	December 31, 2010	January 1, 2010
	(In millions)
Restructuring charges	$9.0	$2.6
Loss on sale of NetBoss assets	4.4	—
Amortization of trade names and customer relationships	1.4	3.0
Rebranding and transitional costs	0.9	1.6
Amortization of developed technology	0.3	4.2
Share-based compensation expense	2.1	1.6
Other	0.5	0.4

	$18.6	$13.4

Gross Margin

	Two Quarters Ended		Percentage Increase/(Decrease)
	December 31, 2010	January 1, 2010
	(In millions, except percentages)
Revenue	$233.3	$242.6	(3.8)%
Cost of product sales and services	172.4	162.6	6.0%
Gross margin	$60.9	$80.0	(23.9)%
% of revenue	26.1%	33.0%

Compared to the first two quarters of fiscal 2010, our gross margin decreased in the same period of fiscal 2011. Gross margin in the first two quarters of fiscal 2011 was negatively impacted by lower gross margin from sales of our WiMAX products. In addition, we continue to experience pricing pressures in all markets, particularly where we compete for the business of large, carrier customers, especially in EMER and Africa. In these markets we continue to see customer consolidation through mergers or acquisitions, leading to fewer, but larger customers. In those cases, vendors vigorously compete to retain market share, often resulting in significant price erosion. In North America, we find price competition for the large carrier business as intense as we do in other markets. In order to counter pricing pressures, we continue to invest in product improvements to reduce unit costs and to negotiate favorable pricing with our suppliers.

Prior to fiscal 2011, we capitalized most of the costs associated with our internal manufacturing operations as a component of the overall cost of product inventory. Beginning in the first quarter of fiscal 2011, the manufacturing of our products was handled primarily by contract manufacturers with the intent to complete all activity transfer by the end of fiscal 2011. Accordingly, the costs associated with our internal operations organization are now expensed as incurred. Gross margin in the first half of fiscal 2011 was negatively impacted by the immediate expensing of $6.0 million of such costs in the first quarter of fiscal 2011. During the second quarter of fiscal 2011, due to a contract manufacturer closing a facility, we chose to bring final assembly of our current products for North America into our own facility temporarily while we continued to work on transfer of these activities to another contract manufacturer. We intend to have this final assembly activity transition to a new contract manufacturer by the end of fiscal 2011.

Gross margin in the first two quarters of fiscal 2010 was substantially enhanced by favorable pricing with certain customers in the Middle East, which were not repeated in the same period of fiscal 2011.

Research and Development Expenses

	Two Quarters Ended		Percentage Increase/(Decrease)
	December 31, 2010	January 1, 2010
	(In millions, except percentages)
Revenue	$233.3	$242.6	(3.8)%
Research and development expenses	$23.2	$20.8	11.5%
% of revenue	9.9%	8.6%

The increase in R&D expenses in the first two quarters of fiscal 2011 compared with the first two quarters of fiscal 2010 was primarily attributable to a $0.7 million increase of share-based compensation related to the performance share vesting upon the achievement of new product development milestone during the second quarter of fiscal 2011, as well as investments in new product innovation.

Selling and Administrative Expense

	Two Quarters Ended		Percentage Increase/(Decrease)
	December 31, 2010	January 1, 2010
	(In millions, except percentages)
Revenue	$233.3	$242.6	(3.8)%
Selling and administrative expenses	$55.7	$66.2	(15.9)%
% of revenue	23.9%	27.3%

The $10.5 million decrease in selling and administrative expense in the first two quarters of fiscal 2011 compared with the same period in fiscal 2010 was primarily attributable to a $3.9 million decrease in salaries and wages resulting from the reduction in workforce under our restructuring plans, and a $2.4 million decrease in spending on rebranding and our information technology. The decrease was also due to a $1.5 million decrease in sales agent commissions as the amount incurred in the second quarter of fiscal 2010 included sales agent commissions related to sales from one large customer in the Middle East, which was not repeated in fiscal 2011.

Income Taxes

	Two Quarters Ended		Percentage Increase/(Decrease)
	December 31, 2010	January 1, 2010
	(In millions, except percentages)
Loss before income taxes	$(34.0)	$(13.4)	N/M
Provision for (benefit from) income taxes	$(0.2)	$2.3	N/M
% of Loss income before income taxes	N/M	N/M

N/M = Not statistically meaningful

The determination of benefit from and provision for income taxes for the first two quarters of fiscal 2011 and fiscal 2010 was primarily based on our estimated annual effective tax rate adjusted for losses in separate jurisdictions for which no tax benefit can be recognized. The first two quarters of fiscal 2011 incorporate an additional income tax benefit of $2.1 million associated with the expiring favorable tax ruling granted by the Singapore Economic Development Board which has increased the local tax rate applied to all deferred tax assets that have been projected to reverse subsequent to the expiration of this ruling. Also in the first two quarters of fiscal 2011 a one-time income tax benefit of $2.6 million has been recognized relating to recently passed Singapore legislation.

Our effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where we cannot recognize tax benefits on current losses.

Discussion of Business Segment Results of Operations

North America Segment

	Two Quarters Ended		Percentage Increase/(Decrease)
	December 31, 2010	January 1, 2010
	(In millions, except percentages)
Revenue	$76.1	$97.4	(21.9)%
Segment operating loss	$(14.7)	$(12.8)	N/M
% of revenue	(19.3)%	(13.1)%

N/M = Not statistically meaningful

We experienced a significant decrease in revenue in North America that resulted primarily from product transition to our current product platform from our legacy products, some continuing effects of the economic downturn, as well as increased competition. In the first two quarters of fiscal 2010, most of our North America business was in our legacy products. While we continued last time buy activity in those product lines in the first two quarters of fiscal 2011, we are also in the process of transitioning our North America customers to our current product. Many of our customers are now completing their first deployments of the current product. We expect orders for this line of products to increase in future periods as market acceptance gains traction.

The North America segment operating loss for the first two quarters of fiscal 2011 included $6.9 million of restructuring charges, $4.4 million from the loss on sale of NetBoss assets and $1.7 million for share-based compensation.

The North America segment operating loss for the first two quarters of fiscal 2010 included $1.5 million for restructuring charges and $1.4 million for share-based compensation.

International Segment

	Two Quarters Ended		Percentage Increase/(Decrease)
	December 31, 2010	January 1, 2010
	(In millions, except percentages)
Revenue	$157.2	$145.2	8.3%
Segment operating income (loss)	$(18.1)	$0.2	N/M
% of revenue	(11.5)%	0.1%

N/M = Not statistically meaningful

The increase of our international revenue in the first two quarters of fiscal 2011 compared with the same period in fiscal 2010 resulted from significant increases in EMER, where increased orders for the current product platform were delivered in the second quarter of fiscal 2011. Revenue in the first two quarters of fiscal 2010 included a substantial amount of purchases from a customer in the Middle East that was not repeated in fiscal 2011. However, wireless customers in Russia that had reduced their capital spending sharply in calendar 2009 and early 2010 in response to the tightening in credit markets, increased spending allowing us to benefit from their incremental business in the first two quarters of fiscal 2011. Competitive pricing pressures in Russia continue to impact the business so future order levels may vary significantly. Finally, in the Asia Pacific region, the product mix varied from the first two quarters of fiscal 2011 as compared with the same period in fiscal 2010. In the second quarter of fiscal 2011, revenue from shipments of WiMAX product substantially increased in the region, mostly in India, while microwave business in other countries was flat or down compared to the previous year.

Gross margin for the International segment in the first two quarters of fiscal 2010 was substantially enhanced by favorable pricing with certain customers in the Middle East, which was not repeated in the same period of fiscal 2011.

The International segment operating loss for the first two quarters of fiscal 2011 included $2.1 million for restructuring charges and $0.4 million for share-based compensation.

The International segment operating loss for the first two quarters of fiscal 2010 resulted primarily from the decline in revenue when compared with levels prior to fiscal 2010 without a corresponding decrease in cost structure and included $1.1 million of restructuring charges and $0.2 million for share-based compensation.

Liquidity and Capital Resources

Sources of Cash

As of December 31, 2010, our total cash and cash equivalents was $102.4 million. Approximately $37.6 million or 37% of our total cash and cash equivalents was held by entities domiciled in the United States. The remaining balance of $64.8 million or 63% was held by entities outside the United States, primarily in Singapore, and could be subject to additional taxation if it were to be repatriated to the United States.

As of December 31, 2010, our principal sources of liquidity consisted of the $102.4 million in cash and cash equivalents, $24.4 million of available credit under our current $40.0 million credit facility with Silicon Valley Bank, and cash collections from customers. Historically our primary sources of liquidity have been cash flows from operations, credit facilities and cash proceeds from sale of our equity securities. During the first two quarters of fiscal 2011, our total cash and cash equivalents decreased by $39.3 million primarily due to cash used in operating activities. During the first two quarters of fiscal 2010, we had positive operating cash flows of $3.9 million.

Cash used in operating activities was $40.5 million in the first two quarters of fiscal 2011 primarily due to the net loss after non-cash adjustments of $27.3 million and a year-to-date increase in receivables of approximately $38.9 million, partially offset by a year-to-date increase in accounts payable of $23.7 million. Our cash collections in each of the first two quarters of fiscal year 2011 were substantially lower than in the fourth quarter of fiscal year 2010 in part due to shipment delays from the first quarter to the second quarter of fiscal 2011 including substantial shipments in the final month of the second quarter. This limited our ability to collect receivables at the end of each quarter. The shipment delays were caused by the transition to outsourced manufacturing and the global parts shortages. In addition, a higher than expected volume of shipments and the longer payment terms for WiMAX shipments have resulted in an increase in our accounts receivable balances at December 31, 2010. During the second quarter of fiscal 2011, we were able to re-negotiate longer payment terms with two of our largest contract manufacturers. The result of higher volume and more favorable payment terms increased our accounts payable balance at the end of the second quarter of fiscal 2011. We expect to continue using cash in our operating activities in the second half of fiscal 2011, but to a substantially lesser extent as compared with the amount of operating cash used in the first two quarters of fiscal 2011.

We believe that our existing cash and cash equivalents, the available line of credit and future cash collections from customers will be sufficient to meet our working capital requirements for next 12 months and the foreseeable future.

Available Credit Facility and Repayment of Debt

As of December 31, 2010, we had $24.4 million of credit available under our $40.0 million revolving credit facility with Silicon Valley Bank as mentioned above. The total amount of revolving credit available was $40.0 million less $6.0 million in outstanding short term loans which mature by September 30, 2011, and $9.6 million in outstanding standby letters of credit issued under the facility.

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

As of December 31, 2010, we were in compliance with these financial covenants.

Restructuring and Payments

We have a liability for restructuring activities totaling $6.7 million as of December 31, 2010, which is all classified as current liability and expected to be paid out in cash over the next year. Additionally, during the remainder of fiscal 2011, we expect to incur approximately $11.5 million of additional charges from our restructuring activities. We expect to fund these future payments with available cash and cash flow provided by operations.

Commercial Commitments and Contractual Obligations

The amounts disclosed in our Fiscal 2010 Form 10-K include our commercial commitments and contractual obligations. During the quarter ended December 31, 2010, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2010 Form 10-K.

Critical Accounting Estimates

For information about our critical accounting estimates, see the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended July 2, 2010.

Impact of Recently Issued Accounting Pronouncements

As described in “Note 2 — New Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements, there are accounting pronouncements that have recently been issued but have not yet been implemented by us. Note 2 describes the potential impact that these pronouncements are expected to have on our financial position, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Financial Risk Management

In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

Exchange Rate Risk

Descriptions of our exchange rate risk are incorporated by reference from Part I, Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements — “Note 12 - Risk Management, Derivative Financial Instruments and Hedging Activities” in response to this item.

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

We had $102.4 million in total cash and cash equivalents as of December 31, 2010. Cash equivalents totaled $69.1 million as of December 31, 2010.

The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents held as of December 31, 2010 was one day, and these investments had an average yield of 0.15% per annum. A 10% change in interest rates on our cash and cash equivalents is not expected to have a material impact on our financial position, results of operations or cash flows.

Cash equivalents have been recorded at fair value on our balance sheet.

Exposure on Borrowings

During the second quarter of fiscal 2011, we had $6.0 million of short-term borrowings outstanding under our $40.0 million revolving credit facility that incurred interest at the prime rate. During the second quarter of fiscal 2011, our weighted average interest rate was 3.25% and we recorded total interest expense of less than $0.1 million on these borrowings.

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

Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Descriptions of our legal proceedings are incorporated by reference from Part I, Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements — “Note 13 – Legal Proceedings” in response to this item.

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

(10.1)

Employment Agreement, dated December 30, 2010 between Aviat Networks, Inc. and John J. Madigan (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange

Commission on January 4, 2011, File No. 001-33278).

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

AVIAT NETWORKS, INC.
Registrant)

Date: February 9, 2011	By:	/s/ John J. Madigan
John J. Madigan
Vice President, Corporate Controller and
Principal Accounting Officer
(principal accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description

(10.1)

Employment Agreement, dated December 30, 2010 between Aviat Networks, Inc. and John J. Madigan (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange

Commission on January 4, 2011, File No. 001-33278).

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.