Form 10-Q
period 2011-04-01
AVIAT NETWORKS, INC.
filed 2011-05-11
CIK 1377789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

or

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

The number of shares outstanding of the registrant’s Common Stock as of May 4, 2011 was 60,614,942 shares.

AVIAT NETWORKS, INC.

FORM 10-Q

For the Quarter Ended April 1, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVIAT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended		Three Quarters Ended
(In millions, except per common share amounts)	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Revenue from product sales and services:
Revenue from product sales	$89.5	$90.2	$263.2	$271.2
Revenue from services	26.0	26.8	71.4	85.0

Total revenue	115.5	117.0	334.6	356.2
Cost of product sales and services:
Cost of product sales	64.6	63.6	200.7	178.4
Cost of services	19.1	17.4	36.8	58.1
Charges for product transition	—	16.9	—	16.9
Amortization of purchased technology	0.2	1.8	0.5	5.5

Total cost of product sales and services	83.9	99.7	238.0	258.9

Gross margin	31.6	17.3	96.6	97.3
Operating expenses:
Research and development expenses	9.9	7.6	30.8	23.6
Selling and administrative expenses	26.7	33.5	80.7	96.4
Amortization of identifiable intangible assets	0.7	1.3	2.1	4.1
Restructuring charges	4.4	0.7	13.4	3.3

Total operating expenses	41.7	43.1	127.0	127.4

Operating loss	(10.1)	(25.8)	(30.4)	(30.1)
Loss on sale of NetBoss assets	—	—	(4.4)	—
Interest income	0.2	—	0.3	0.1
Interest expense	(0.4)	(0.6)	(1.7)	(1.5)

Loss from continuing operations before income taxes	(10.3)	(26.4)	(36.2)	(31.5)
Income tax provision (benefit)	15.2	(3.9)	15.0	(1.6)

Loss from continuing operations	(25.5)	(22.5)	(51.2)	(29.9)
Loss from discontinued operations, net of tax	(11.4)	(3.2)	(19.5)	(11.5)

Net loss	$(36.9)	$(25.7)	$(70.7)	$(41.4)

Per share data:
Basic and diluted loss per common share from continuing operations	$(0.44)	$(0.38)	$(0.88)	$(0.51)
Basic and diluted loss per common share from discontinued operations	(0.19)	(0.05)	(0.33)	(0.20)

Basic and diluted net loss per common share	$(0.63)	$(0.43)	$(1.21)	$(0.71)

Basic and diluted weighted average shares outstanding	58.6	59.7	58.5	59.3

See accompanying Notes to Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share amounts)	April 1, 2011	July 2, 2010
Assets
Current Assets
Cash and cash equivalents	$95.7	$141.7
Receivables, net	142.0	104.8
Unbilled costs	27.0	30.2
Inventories	64.1	65.9
Other current assets	37.0	33.8

Total current assets	365.8	376.4
Long-Term Assets
Property, plant and equipment, net	32.8	34.5
Goodwill	5.6	6.2
Identifiable intangible assets, net	4.9	7.5
Deferred income taxes	0.6	13.1
Other assets	1.0	9.3

Total long-term assets	44.9	70.6

Total assets	$410.7	$447.0

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term debt	$6.0	$5.0
Accounts payable	58.5	53.0
Accrued compensation and benefits	10.8	13.6
Other accrued expenses	67.1	54.4
Advance payments and unearned income	49.0	34.8
Restructuring liabilities	6.0	5.9

Total Current Liabilities	197.4	166.7
Long-Term Liabilities
Other long-term liabilities	4.4	2.6
Redeemable preference shares	8.3	8.3
Reserve for uncertain tax positions	4.2	5.6
Deferred income taxes	0.6	0.6

Total Liabilities	214.9	183.8
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; issued and outstanding 60,646,471 shares as of April 1, 2011 and 59,400,059 shares as of July 2, 2010	0.6	0.6
Additional paid-in-capital	790.2	786.5
Accumulated deficit	(592.0)	(521.3)
Accumulated other comprehensive loss	(3.0)	(2.6)

Total Stockholders’ Equity	195.8	263.2

Total Liabilities and Stockholders’ Equity	$410.7	$447.0

See accompanying Notes to Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Quarters Ended
	April 1, 2011	April 2, 2010
	(In millions)
Cash flows from operating activities:
Net loss	$(70.7)	$(41.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of identifiable intangible assets	2.6	10.6
Depreciation and amortization of property, plant and equipment and capitalized software	9.0	15.8
Non-cash share-based compensation expense	3.4	1.8
Deferred income tax expense	11.2	0.9
Charges for product transition and inventory mark-downs	—	13.5
Loss related to assets held for sale	0.8	—
Loss on sale of NetBoss assets	4.4	—
Changes in operating assets and liabilities:
Receivables	(34.6)	28.1
Unbilled costs and inventories	0.8	18.3
Accounts payable	2.2	(12.5)
Accrued expenses	13.0	(4.6)
Advance payments and unearned income	12.2	1.0
Income taxes payable and receivable	1.5	(4.4)
Restructuring liabilities and other assets and liabilities	(1.2)	(5.3)

Net cash provided by (used in) operating activities	(45.4)	21.8
Investing Activities
Cash received from sale of NetBoss assets	3.8	—
Cash paid related to acquisition of Telsima	—	(4.2)
Sales and maturities of short-term investments	—	0.3
Additions of property, plant and equipment	(5.2)	(13.7)
Additions of capitalized software	(0.8)	(2.1)

Net cash used in investing activities	(2.2)	(19.7)
Financing Activities
Proceeds from short-term debt arrangement	6.0	—
Payments on short-term debt arrangement	(5.0)	—
Proceeds from share-based compensation awards	0.2	0.1
Payments on capital lease obligations	—	(0.4)

Net cash provided by (used in) financing activities	1.2	(0.3)
Effect of exchange rate changes on cash and cash equivalents	0.4	1.9

Net increase (decrease) in cash and cash equivalents	(46.0)	3.7
Cash and cash equivalents, beginning of period	141.7	136.8

Cash and cash equivalents, end of period	$95.7	$140.5

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2011

(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of Aviat Networks, Inc. and its subsidiaries (“the Company”, “we,” “us,” and “our”) have been prepared by us, without an audit, in accordance with U.S. generally accepted accounting principles and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods.

The results for the quarter and three quarters ended April 1, 2011 (the “third quarter and the first three quarters of fiscal 2011”) are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet as of July 2, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2010 (“Fiscal 2010 Form 10-K”).

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

Certain amounts in the third quarter and first three quarters of fiscal 2010 condensed consolidated financial statements have been reclassified to conform to the fiscal 2011 period presentation. See Note 3 for a discussion of changes in reporting related to our discontinued operations.

Note 2. New Accounting Pronouncements

In December 2010, the FASB issued ASU No. 2010-28, Topic 350, “ Intangibles—Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”), which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that goodwill impairment exists. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect that the adoption of ASU 2010-28 will have a material impact on its consolidated financial position or results of operations.

Note 3. Discontinued Operations

In March 2011, our board of directors approved a plan for the sale of our WiMAX business and we engaged an investment bank to market the sale of WiMAX business. We expect the sale to be completed within one year from April 1, 2011. In making the decision, we considered WiMAX business’ history of operating losses, lower than anticipated sales volume and additional investment required to achieve competitive technology, product functionality and manufacturing costs and to increase selling, marketing and distribution efforts. This decision resulted from an effort to complete the strategic plan to streamline the business and focus our time and resources on growing our core microwave business to better position us for long-term success.

During the quarter ended April 1, 2011, we began accounting for WiMAX business as a discontinued operation. We have reclassified WiMAX business’ operating results for all prior periods presented to loss from discontinued operations in our condensed consolidated statements of operations. We also classified the assets and liabilities of WiMAX business as held for sale, and, accordingly, included WiMAX business’ assets in other current assets, and the related liabilities in other accrued expenses on our condensed consolidated balance sheets as of April 1, 2011 and July 2, 2010.

In conjunction with the reclassification of WiMAX business as a discontinued operation, $0.6 million of goodwill was allocated to the WiMAX business. Concurrently we performed an impairment review and recorded a $0.6 million impairment charge for WiMAX business goodwill, which was included in loss from discontinued operations. WiMAX business’ assets and liabilities included the following as of April 1, 2011:

April 1, 2011
Assets held for sale:
Inventory	$6.7
Other current assets	1.5
Equipment	2.7
Other assets	0.8

$11.7

April 1, 2011
Liabilities related to assets held for sale:
Accounts payable and accrued liabilities	$8.9
Unearned income	0.4
Long-term liabilities	0.2

$9.5

The following table includes WiMAX business’ operating results, which were historically included in our International segment:

	Quarter Ended		Three Quarters Ended
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
	(In millions)
Revenues	$1.0	$3.0	$15.2	$6.4
Loss before income taxes	$(11.4)	$(3.2)	$(19.5)	$(11.5)
Income tax provision	—	—	—	—

Loss from discontinued operations, net of tax	$(11.4)	$(3.2)	$(19.5)	$(11.5)

Note 4. Loss on Sale of NetBoss Assets

In September 2010, we sold our NetBoss assets, consisting of internally-developed intellectual property and certain equipment, to a third party named NetBoss Technologies, Inc. for $3.8 million of cash. We recognized a $4.4 million loss on the sale of the NetBoss assets in our Condensed Consolidated Statement of Operations during the first three quarters of fiscal 2011. NetBoss Technologies Inc. is a new company formed by its management team, our former development partner for NetBoss, and private investors. As part of the terms of the sale, we have assigned our customer contracts for NetBoss software and maintenance to NetBoss Technologies, Inc. We continued to license NetBoss technology to operate our Network Operations Centers.

Note 5. Accumulated Other Comprehensive Loss and Comprehensive Loss

The changes in components of our accumulated other comprehensive loss during the first three quarters of fiscal 2011 and fiscal 2010 were as follows:

	Foreign Currency Translation	Hedging Derivatives	Total Accumulated Other Comprehensive Loss
	(In millions)
Balance as of July 2, 2010	$(2.9)	$0.3	$(2.6)
Foreign currency translation loss	—	—	—
Net unrealized loss on hedging activities	—	(0.4)	(0.4)

Balance as of April 1, 2011	$(2.9)	$(0.1)	$(3.0)

Balance as of July 3, 2009	$(4.4)	$(0.4)	$(4.8)
Foreign currency translation gain	2.6	—	2.6
Net unrealized gain on hedging activities	—	0.4	0.4

Balance as of April 2, 2010	$(1.8)	$—	$(1.8)

Total comprehensive loss for the quarter and three quarters ended April 1, 2011 and April 2, 2010 was comprised of the following:

	Quarter Ended		Three Quarters Ended
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
	(In millions)
Net loss	$(36.9)	$(25.7)	$(70.7)	$(41.4)
Other comprehensive income (loss):
Foreign currency translation income (loss)	0.3	0.6	—	2.6
Net unrealized gain (loss) on hedging activities	(0.3)	0.3	(0.4)	0.4

Total comprehensive loss	$(36.9)	$(24.8)	$(71.1)	$(38.4)

Note 6. Net Income (Loss) per Share of Common Stock

We compute net income (loss) per share of common stock using the two-class method. Basic net income (loss) per share is computed using the weighted average number of common shares and participating securities outstanding. Our unvested restricted shares (including restricted stock awards and performance share awards) contain rights to receive non-forfeitable dividends and therefore are considered to be participating securities and would be included in the calculations of net income per basic and diluted common share. However, we incurred a net loss in the third and first three quarters of both fiscal 2011 and fiscal 2010. In accordance with ASC subtopic 260-10, undistributed losses were not allocated to unvested restricted shares due to the fact that the unvested restricted shares are not contractually obligated to share in the losses of the company.

As a result of the company’s net loss in the third and first three quarters of fiscal 2011 and fiscal 2010, the computation of diluted net loss per share for these periods excluded all potential common stock equivalents outstanding as their effect was anti-dilutive. Such common equivalent shares included options to purchase shares of common stock, unvested restricted stock awards and units, and unvested performance share awards.

Note 7. Balance Sheet Components

Receivables

Our receivables are summarized below:

	April 1, 2011	July 2, 2010
	(In millions)
Accounts receivable	$154.5	$113.6
Notes receivable due within one year	4.0	4.5

	158.5	118.1

	April 1, 2011	July 2, 2010
	(In millions)
Less allowances for collection losses	(16.5)	(13.3)

	$142.0	$104.8

To comply with requests from our customers for longer payment terms, we may accept letters of credit with payment terms of up to one year or more, which we generally discount with various financial institutions. Under these arrangements, collection risk is fully transferred to the financial institutions. We record the cost of discounting these letters of credit as interest expense. During the third quarter of fiscal 2011 and fiscal 2010 we discounted customer letters of credit totaling $25.3 million and $45.6 million, respectively, and recorded related interest expense of $0.1 million and $0.2 million, respectively. During the first three quarters of fiscal 2011 and fiscal 2010 we discounted customer letters of credit totaling $50.7 million and $87.1 million, respectively, and recorded related interest expense of $0.4 million and $0.6 million, respectively.

Inventories

Our inventories are summarized below:

	April 1, 2011	July 2, 2010
	(In millions)
Finished products	$54.5	$53.1
Work in process	7.2	8.0
Raw materials and supplies	2.4	4.8

	$64.1	$65.9

Prior to fiscal 2011, we capitalized most of the costs associated with our internal manufacturing operations as a component of the overall cost of product inventory. Beginning in the first quarter of fiscal 2011, the manufacturing of our products was handled primarily by contract manufacturers with the intent to complete all activity transfer by the end of fiscal 2011. Accordingly, the costs associated with our internal operations organization are now expensed as incurred. Gross margin in the first three quarters of fiscal 2011 was negatively impacted by the immediate expensing of $6.0 million of such costs in the first quarter of fiscal 2011. During the second quarter of fiscal 2011, due to the closing of a facility by a contract manufacturer, we chose to bring final assembly of our current products for North America into our own facility temporarily while we continued to work on transfer of these activities to another contract manufacturer. We intend to have this final assembly activity transitioned to a new contract manufacturer by the end of fiscal 2011.

Property, Plant and Equipment

Our property, plant and equipment are summarized below:

	April 1, 2011	July 2, 2010
	(In millions)
Land	$0.7	$0.7
Buildings	9.0	9.8
Software developed for internal use	6.6	6.4
Machinery and equipment	87.4	88.7

	103.7	105.6
Less accumulated depreciation and amortization	(70.9)	(71.1)

	$32.8	$34.5

Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was $3.2 million and $4.3 million, respectively, during the quarter ended April 1, 2011 and April 2, 2010, and $9.0 million and $13.7 million, respectively, in the three quarters ended April 1, 2011 and April 2, 2010.

Accrued Warranties

Changes in our warranty liability, which is included as a component of other accrued expenses on the Condensed Consolidated Balance Sheets, during the first three quarters of fiscal 2011 and fiscal 2010 are as follows:

	Three Quarters Ended
	April 1, 2011	April 2, 2010
	(In millions)
Balance as of the beginning of the fiscal year	$2.8	$5.5
Warranty provision for revenue recorded during the period	3.7	1.3
Settlements made during the period	(4.3)	(2.4)

Balance as of the end of the period	$2.2	$4.4

Note 8. Credit Facility and Debt

Our outstanding debt consisted of short-term debt of $6.0 million as of April 1, 2011 and $5.0 million as of July 2, 2010.

During the quarter ended October 1, 2010, we terminated our previous credit facility with two commercial banks and entered into a new $40.0 million credit facility with Silicon Valley Bank for a term of one year expiring September 30, 2011. The outstanding debt of $5.0 million under the previous credit facility was repaid on October 1, 2010 with proceeds from a new loan of $6.0 million under the new facility.

Our new credit facility provides for a committed amount of $40.0 million. The facility provides for (1) demand borrowings (with no stated maturity date), (2) fixed term Eurodollar loans for up to six months and (3) the issuance of standby or commercial letters of credit.

Demand borrowings carry an interest rate computed at the daily prime rate as published in the Wall Street Journal. Interest on our Eurodollar loans is computed at LIBOR plus a spread of between 2.00% to 2.75% based on our current leverage ratio. The interest rate on Eurodollar loans was set initially at a spread of 2.75% for the fiscal quarter ending October 1, 2010 and is adjustable quarterly thereafter based on the computed actual leverage ratio for the most recently completed fiscal quarter. The facility contains a minimum liquidity ratio covenant and a minimum profitability covenant and is secured by the company’s assets. As of April 1, 2011, we were in compliance with the financial covenants.

Available credit as of April 1, 2011 was $25.3 million reflecting borrowings of $6.0 million and outstanding letters of credit of $8.7 million. The weighted average interest rate on our short-term borrowings was 3.25% as of April 1, 2011.

Standby letters of credit includes a standby letter of credit in the amount of $1.2 million covering standby letters of credit outstanding under the previous credit facility at the time of termination of that facility on October 1, 2010. The amount of this supporting letter of credit may be amended at any time to exclude the letters of credit issued under the previous facility as they expire. The amount of outstanding letters of credit under the previous facility was $0.9 million as of April 1, 2011.

Note 9. Restructuring Activities

Fiscal 2011 Plan

During the third quarter of fiscal 2011, we continued executing the restructuring plan initiated in the first quarter of fiscal 2011 to reduce our operational costs (the “Fiscal 2011 Plan”). The Fiscal 2011 Plan was intended to bring our cost structure in line with the changing dynamics of the worldwide microwave radio and telecommunication markets, primarily in North America, Europe and Asia. The following table summarizes our costs incurred during fiscal 2011 periods and through April 1, 2011, estimated additional costs to be incurred and estimated total costs expected to be incurred under the Fiscal 2011 Plan:

	Total Costs Incurred During Quarter Ended April 1, 2011	Total Costs Incurred During Three Quarters Ended April 1, 2011	Cumulative Costs Incurred Through April 1, 2011	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
	(In millions)
North America:
Severance and benefits	$0.9	$7.0	$7.0	$1.6	$8.6
Facilities and other	2.1	2.1	2.1	1.2	3.3

	$3.0	$9.1	$9.1	$2.8	$11.9

	Total Costs Incurred During Quarter Ended April 1, 2011	Total Costs Incurred During Three Quarters Ended April 1, 2011	Cumulative Costs Incurred Through April 1, 2011	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
International:
Severance and benefits	$0.8	$2.0	$2.0	$—	$2.0
Facilities and other	0.2	0.2	0.2	0.1	0.3

	$1.0	$2.2	$2.2	$0.1	$2.3

Totals for Fiscal 2011 Plan	$4.0	$11.3	$11.3	$2.9	$14.2

During the third quarter and first three quarters of fiscal 2011, our severance and benefits charges under the Fiscal 2011 Plan for North America segment related to reductions in force for the downsizing of the Morrisville, North Carolina office, as well as reductions in force in Canada of their finance, human resources, IT and engineering functions. For the first three quarters of fiscal 2011, the severance and benefit charges also related to reductions in force activities resulting from the sale of our NetBoss assets. The severance and benefits for International segment related primarily to reductions in global sales personnel during the third and first three quarters of fiscal 2011.

Facilities and other charges in the third and first three quarters of fiscal 2011 included obligations under non-cancelable leases for facilities that we ceased to use at the Morrisville, North Carolina office upon the permanent downsizing of that office.

We expect to incur further costs to complete the initiatives of the Fiscal 2011 Plan which include, but are not limited to, the consolidation of most of our finance function to our California headquarters and the reallocation of research and development resources among our facilities in the United States, Slovenia and New Zealand.

Fiscal 2009 Plan

In addition, during the first three quarters of fiscal 2011, we continued restructuring activities that commenced during fiscal 2009 to reduce our workforce in the U.S., France, Canada and other locations throughout the world (the “Fiscal 2009 Plan”). These activities primarily consisted of outsourcing our San Antonio manufacturing operations to a third party in Austin, Texas. The following table summarizes our costs incurred during current periods and through April 1, 2011, estimated additional costs to be incurred and estimated total costs expected to be incurred under the Fiscal 2009 Plan:

	Total Costs Incurred During Quarter Ended April 1, 2011	Total Costs Incurred During Three Quarters Ended April 1, 2011	Cumulative Costs Incurred Through April 1, 2011	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
	(In millions)
North America:
Severance and benefits	$0.3	$1.0	$8.7	$1.2	$9.9
Facilities and other	0.1	0.2	3.2	0.2	3.4

	$0.4	$1.2	$11.9	$1.4	$13.3

International:
Severance and benefits	$—	$0.9	$5.8	$0.2	$6.0
Facilities and other	—	—	0.2	—	0.2

	$—	$0.9	$6.0	$0.2	$6.2

Totals for Fiscal 2009 Plan	$0.4	$2.1	$17.9	$1.6	$19.5

During the third quarter and first three quarters of fiscal 2011, our restructuring charges related to the Fiscal 2009 Plan primarily consisted of the severance and benefits charges for reductions in force in our San Antonio manufacturing facilities and costs related to facility lease obligation adjustments.

We expect our Fiscal 2009 Plan to restructure and transition our North America manufacturing operations and global supply chain operations to be completed by the end of fiscal 2011.

Restructuring Liabilities

The information in the following table summarizes our restructuring activities during the first three quarters of fiscal 2011 and restructuring liability as of April 1, 2011:

	Severance and Benefits	Facilities and Other	Total
	(In millions)
Restructuring liability as of July 2, 2010	$2.0	$4.2	$6.2
Provision related to Fiscal 2011 Plan	9.0	2.3	11.3
Provision related to Fiscal 2009 Plan	1.9	0.2	2.1
Cash payments	(8.1)	(4.6)	(12.7)

Restructuring liability as of April 1, 2011	$4.8	$2.1	$6.9

Current restructuring liability			$6.0
Long-term restructuring liability			$0.9

Note 10. Share-Based Compensation

Our share-based compensation expense associated with stock options, restricted stock awards and units, and performance share awards and units is recorded in the following cost and expense categories for the quarter and three quarters ended April 1, 2011 and April 2, 2010:

	Quarter Ended		Three Quarters Ended
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
	(In millions)
Cost of product sales and services	$0.1	$—	$0.3	$0.1
Research and development expenses	0.5	0.1	1.4	0.4
Selling and administrative expenses	0.7	0.2	1.6	1.4

Total share-based compensation expense	$1.3	$0.3	$3.4	$1.9

During the first three quarters of fiscal 2011, we granted options to purchase 1,232,273 shares of our common stock, 507,259 shares of restricted stock, 50,296 shares of restricted stock units, 877,127 shares of performance share awards, and 202,802 shares of performance share units to employees under our 2007 Stock Equity Plan. In August 2010, our Board of Directors approved a New Product Development Incentive Plan (“PDIP”) to make a one-time grant of performance share awards and units to employees related to several product development projects. During the second quarter of fiscal 2011, we granted 414,156 shares of performance share awards and 152,506 shares of performance share units under the PDIP, of which 187,466 shares of performance share awards and 105,711 shares of performance share units were vested upon achievement of a new product development milestone during the second and third quarters of fiscal 2011. The PDIP performance shares were awarded under our 2007 Stock Equity Plan.

The fair value of each share subject to an option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:

	Quarter Ended		Three Quarters Ended
Grant Date	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected volatility	64.8%	61.9%	63.7%	61.0%
Risk-free interest rate	1.58%	2.44%	1.32%	2.35%
Expected term (years)	4.28	4.49	4.35	4.43
Fair value per option on date of grant	$2.96	$3.33	$2.41	$3.17

The fair value of each performance share is based on the closing price of our common stock on the date of grant and is amortized to compensation expense over its vesting period, if achievement of the performance conditions is considered probable.

During the third quarter and first three quarters of fiscal 2011, we recorded share-based compensation expense of $0.3 million and $1.2 million, respectively, related to performance shares made under our new product development incentive plan. For performance share awards made under our fiscal year 2010 Long-Term Incentive Plan, we determined that the three-year cash flow target would probably not be achieved at the end of fiscal 2012. Accordingly, we recorded a credit to compensation expense of $0.4 million related to these awards during the second quarter of fiscal 2011.

During the second and third quarters of fiscal 2010, we determined that the three-year performance period minimum threshold target for income from operations would not be achieved for performance share awards made under our fiscal year 2009 Long-Term Incentive Plan. The three-year performance period for these awards ends on July 1, 2011. As of the end of the second and third quarter of fiscal 2010, we estimated that 60% and 100%, respectively, of these awards will not vest and will be forfeited as of July 1, 2011. Accordingly, we recorded a credit to compensation expense of $0.3 million and $0.7 million, respectively, during the quarter and three quarters ended April 2, 2010 related to these awards.

Note 11. Major Customer and Business Segments

During the third quarter and first three quarters of fiscal 2011, none of our customers accounted for 10% or more of revenue. During the third quarter and first three quarters of fiscal 2010, MTN group in Africa (“MTN”) accounted for 28% and 15% of our total revenue, respectively. MTN is an affiliated group of separate regional carriers and operators located in Africa.

Revenue and operating loss by segment are as follows:

	Quarter Ended		Three Quarters Ended
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
	(In millions)
Revenue
North America	$42.5	$39.5	$118.5	$136.8
International	73.0	77.5	216.1	219.4

Total Revenue	$115.5	$117.0	$334.6	$356.2

Loss Before Income Taxes
Segment Operating (Loss) Income:
North America (1)	$(8.1)	$(22.2)	$(18.4)	$(34.1)
International (2)	(2.0)	(3.6)	(12.0)	4.0

Operating loss	$(10.1)	$(25.8)	$(30.4)	$(30.1)

(1)	The following table summarizes certain charges and expenses included in the North America segment operating results during the third quarter and first three quarters of fiscal 2011 and fiscal 2010:

	Quarter Ended		Three Quarters Ended
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
	(In millions)
Amortization of developed technology, trade names and customer relationships	$0.9	$2.8	$2.6	$6.1
Excess and obsolete inventory associated with legacy products	3.4	—	3.4	—
Charges for product transition	—	16.9	—	16.9
Rebranding and transitional costs	—	0.8	0.9	2.2
Restructuring charges	3.3	0.5	10.2	2.0
Share-based compensation expense	1.0	0.3	2.5	1.7
Other non-recurring charges	—	0.7	0.1	1.1

	$8.6	$22.0	$19.7	$30.0

(2)	The following table summarizes certain charges and expenses included in the International segment operating results during the third quarter and first three quarters of fiscal 2011 and fiscal 2010:

	Quarter Ended		Three Quarters Ended
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
	(In millions)
Amortization of developed technology, trade names and customer relationships	$—	$0.3	$—	$3.5
Rebranding and transitional costs	—	0.1	—	0.2
Restructuring charges	1.1	0.2	3.1	1.3
Amortization of the fair value adjustments related to fixed assets	—	—	—	0.1
Share-based compensation expense	0.3	—	0.9	0.2
Other non-recurring charges	—	—	0.4	—

	$1.4	$0.6	$4.4	$5.3

Note 12. Income Taxes

The determination of our provision for income taxes for the third quarter and first three quarters of fiscal 2011 of $15.2 million and $15.0 million, and benefits from income taxes for the third quarter and first three quarters of fiscal 2010 of $3.9 million and $1.6 million, respectively, was primarily based on our estimated annual effective tax rate adjusted for losses in separate jurisdictions for which no tax benefit can be recognized. The fiscal 2011 tax provision was primarily due to an increase in the valuation allowance for Singapore deferred tax assets. During the third quarter of fiscal 2011, we concluded that it was more likely than not that we will not realize the deferred tax assets in Singapore and therefore we recorded a valuation allowance on the entire $11.3 million balance of our Singapore deferred tax assets as of July 2, 2010. In addition, we recorded a $4.6 million one-time tax expense to reverse deferred tax assets recorded in the first two quarters of fiscal 2011 since no tax benefit can be recognized on current losses in Singapore. Our effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where we cannot recognize tax benefits on current losses.

As of July 2, 2010 and April 1, 2011, we had a liability for unrecognized tax benefits of $14.9 million and $15.9 million, respectively, for various federal, foreign, and state income tax matters. The liability for unrecognized tax benefits has increased during the third quarter and first three quarters of fiscal 2011 in the amount of $0.3 million and $1 million, respectively. If the unrecognized tax benefits associated with these positions are ultimately recognized they would not be expected to have a material impact on our effective tax rate or financial position due to the full valuation allowance of our US and Singapore deferred tax assets.

We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign, and state income taxes. We accrued no additional amount for such interest during the first three quarters of fiscal 2011 and fiscal 2010. No penalties have been accrued on any of the unrecognized tax benefits.

We expect that the amount of unrecognized tax benefit may change in the next year; however, it is not expected to have a significant impact on our results of operations, financial position or cash flows.

We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Singapore, Poland, Nigeria, France and the U.K. The earliest years still open and subject to potential audits for these jurisdictions are as follows: Singapore — 2006; Poland — 2004; Nigeria — 2004; France — 2006; and U.K — 2006. As of April 1, 2011, we are under audit by the U.S. Internal Revenue Service for the fiscal year 2008 tax return. Because of net operating loss carryforwards that remain subject to audit, the Company is, in effect, open for U.S. exam for years back to 1993. In current quarter, an audit began in Nigeria for our 2004 through 2009 tax years.

Note 13. Fair Value Measurements of Assets and Liabilities

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

The carrying amounts, estimated fair values and valuation input levels of our financial assets and financial liabilities as of April 1, 2011 and July 2, 2010 are as follows:

	April 1,		July 2,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
	(In millions)
Financial Assets:
Cash	$37.1	$37.1	$60.4	$60.4	Level 1
Cash equivalents	$58.5	$58.5	$81.3	$81.3	Level 1
Foreign exchange forward contracts	$0.1	$0.1	$0.1	$0.1	Level 2
Financial Liabilities:
Short-term debt	$6.0	$6.0	$5.0	$5.0	Level 2
Redeemable preference shares	$8.3	$8.3	$8.3	$8.3	Level 3
Foreign exchange forward contracts	$0.1	$0.1	$0.1	$0.1	Level 2

Our cash equivalents consist primarily of shares in prime money market funds purchased from two major financial institutions. As of April 1, 2011 and July 2, 2010, these money market shares were valued at $1.00 net asset value per share by these financial institutions.

Foreign currency forward contracts are valued using an income approach for the remaining term of the contract based on forward market rates less the contract rate multiplied by the notional amount.

The amortized cost of short-term debt approximates fair value due to the variable interest rate under the arrangement applicable to such debt.

We have valued our redeemable preference shares at face value as of April 1, 2011 and July 2, 2010 due to the existence of a put option one of the holders has with our former majority shareholder Harris, our current intent not to redeem these shares before their stated termination date and the non-existence of a market for comparable financial instruments.

Our policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the third and first three quarters of fiscal 2011, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.

Note 14. Risk Management, Derivative Financial Instruments and Hedging Activities

We are exposed to global market risks, including the effect of changes in foreign currency exchange rates, and use derivatives to manage financial exposures that occur in the normal course of business. We do not hold or issue derivatives for trading purposes or make speculative investments in foreign currencies.

We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments or forecasted transactions. We also enter into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the balance sheet; these are not designated as hedging instruments. Accordingly, changes in the fair value of undesignated hedges of recorded balance sheet positions are recognized immediately in cost of product sales on the consolidated statements of operations together with the transaction gain or loss from the hedged balance sheet position.

Substantially all derivatives outstanding as of April 1, 2011 are designated as cash flow hedges or non-designated hedges of recorded balance sheet positions. All derivatives are recognized on the balance sheet at their fair value. The total notional amount of outstanding derivatives as of April 1, 2011 was $52.3 million, of which $9.2 million were designated as cash flow hedges and $43.2 million were not designated as cash flow hedging instruments.

As of April 1, 2011, we had 51 foreign currency forward contracts outstanding with a total net notional amount of $21.1 million consisting of 14 different currencies, primarily the Euro, Philippine peso, Polish zloty, Singapore dollar and Republic of South Africa rand.

The following is a summary by currency of the contract net notional amounts grouped by the underlying foreign currency as of April 1, 2011:

	Contract Amount (Local Currency)			Contract Amount
			(In millions)	(USD, in millions)
Euro (“EUR”) net contracts to receive (pay) USD	(EUR	)	4.0	$5.6
Philippine peso (“PHP”) net contracts to receive (pay) USD	(PHP	)	(184.9)	$(4.3)
Polish zloty (“PLN”) net contracts to receive (pay) USD	(PLN	)	15.3	$5.4
Singapore dollar (“SGD”) net contracts to receive (pay) USD	(SGD	)	6.8	$5.4
Republic of South Africa rand (“ZAR”) net contracts to receive (pay) USD	(ZAR	)	44.4	$6.4
All other currencies net contracts to receive (pay) USD				$2.6

Total of all currencies				$21.1

The following table presents the fair value of derivative instruments included within our Consolidated Balance Sheet as of April 1, 2011.

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$0.1	Other current liabilities	$0.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	—	Other current liabilities	—

Total derivatives		$0.1		$0.1

The following table presents the amounts of gains (losses) from cash flow hedges recorded in Other Comprehensive Income (Loss), the amounts transferred from Other Comprehensive Income (Loss) and recorded in Revenue and Cost of Products Sold, and the amounts associated with excluded time value and hedge ineffectiveness during the third quarter and first three quarters of fiscal 2011 and fiscal 2010:

	Quarter Ended		Three Quarters Ended
Locations of Losses Recorded From Derivatives Designated as Cash Flow Hedges	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
	(In millions)
Amount of income (loss) of effective hedges recognized in Other Comprehensive Income (Loss)	$(0.3)	$0.2	$(0.5)	$—
Amount of income (loss) of effective hedges reclassified from Other Comprehensive Income (Loss) into:
Revenue	$—	$—	$0.2	$0.2
Cost of Products Sold	$—	$0.1	$(0.1)	$0.1
Amount recorded into Cost of Products Sold associated with excluded time value	$—	$—	$(0.1)	$—
Amount recorded into Cost of Products Sold due to hedge ineffectiveness	$—	$(0.1)	$—	$(0.1)

Cash Flow Hedges

The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual cash flows resulting from transactions in foreign currencies, including revenue, product costs, selling and administrative expenses and intercompany transactions will be adversely affected by changes in exchange rates. It is our policy to utilize derivatives to reduce foreign currency exchange risks where internal netting strategies cannot be effectively employed. As of April 1, 2011, hedged transactions included our customer and intercompany backlog and outstanding purchase commitments denominated primarily in the Euro, Philippine peso, Polish zloty, Singapore dollar and Republic of South Africa rand. We hedge up to 100% of anticipated exposures typically one to three months in advance, but have hedged as much as six months in advance. We generally review our exposures twice each month and adjust the amount of derivatives outstanding as needed.

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

As of April 1, 2011, we had $0.1 million of deferred net losses on both outstanding and matured derivatives accumulated in other comprehensive loss that are expected to be reclassified to net income or loss during the next twelve months as a result of underlying hedged transactions also being recorded in net income or loss. Actual amounts ultimately reclassified to net income or loss will be dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of April 1, 2011, the maximum term over which we are hedging our cash flow exposures is six months.

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

Non-Designated Hedges

The total notional amount of outstanding derivatives as of April 1, 2011 not designated as cash flow hedging instruments was $43.2 million. The purpose of these hedges is to offset realized and unrealized foreign exchange gains and losses recorded on non-functional currency monetary assets and liabilities, including primarily cash balances and accounts receivable and accounts payable from third party and intercompany transactions recorded on the balance sheet. Since these gains and losses are considered by us to be operational in nature, we record both the gains and losses from the revaluation of the balance sheet transactions and the gains and losses on the derivatives in cost of products sold.

During the third quarter and first three quarters of fiscal 2011 and fiscal 2010, we recorded in cost of products sold the following amount of net losses recorded on non-designated hedges as follows:

	Quarter Ended		Three Quarters Ended
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010
	(In millions)
Derivatives not designated as hedging instruments:
Gain (losses) on foreign exchange forward contracts	$(0.8)	$—	$(2.0)	$(1.6)

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

Note 15. Legal Proceedings

We and certain of our former executive officers and directors were named in a federal securities class action complaint filed on September 15, 2008 in the United States District Court for the District of Delaware by plaintiff Norfolk County Retirement System on behalf of an alleged class of purchasers of our securities from January 29, 2007 to July 30, 2008, including shareholders of Stratex Networks, Inc. who exchanged shares of Stratex Networks, Inc. for our shares as part of the merger between Stratex Networks and the Microwave Communications Division of Harris Corporation. This action relates to the restatement of our prior financial statements as discussed in our fiscal 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 25, 2008. Similar complaints were filed in the United States District Court of Delaware on October 6 and October 30, 2008. Each complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as violations of Sections 11 and 15 of the Securities Act of 1933 and seeks, among other relief, determinations that the action is a proper class action, unspecified compensatory damages and reasonable attorneys’ fees and costs. The actions were consolidated on June 5, 2009 and a consolidated class action complaint was filed on July 29, 2009. On July 27, 2010, the Court denied the motions to dismiss that we and the officer and director defendants had filed. On September 9, 2010, we and the officer and director defendants filed an answer denying the material allegations of the consolidated class action complaint. We intend to defend our interests in the litigation vigorously.

Certain of our former executive officers and directors were named in a complaint filed on March 17, 2011 in the United States District Court for the District of Delaware by plaintiff Sandra J. Cutler Living Trust. Plaintiff purports to bring this action derivatively on behalf of the Company, which is named as a nominal defendant. Plaintiff brings a claim for breach of fiduciary duty against the officer and director defendants based on the allegations of securities law violations alleged in the class action described above and seeks to recover unspecified damages and other relief on behalf of the Company, as well as payment of costs and attorneys fees. We intend to defend our interests in the litigation vigorously.

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

•	continued price erosion as a result of increased competition in the microwave transmission industry;

•	the impact of the volume, timing and customer, product and geographic mix of our product orders;

•	our suppliers’ inability to perform and deliver on time as a result of their financial condition, component shortages or other supply chain constraints, such as the recent natural disasters in Japan;

•	our ability to meet projected new product development dates or anticipated cost reductions of new products;

•	customer acceptance of new products;

•	the ability of our subcontractors to timely perform;

•	continued weakness in the global economy affecting customer spending;

•	retention of our key personnel;

•	our ability to manage and maintain key customer relationships;

•	uncertain economic conditions in the telecommunications sector combined with operator and supplier consolidation;

•	the timing of our receipt of payment for products or services from our customers;

•	our failure to protect our intellectual property rights or defend against intellectual property infringement claims by others;

•	the effects of currency and interest rate risks; and

•	the impact of political turmoil in countries where we have significant business

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

RESULTS OF OPERATIONS

Highlights

In March 2011, our board of directors approved a plan for the sale of our WiMAX business and we engaged an investment bank to market the sale of WiMAX business. We expect the sale to be completed within one year from April 1, 2011. In making the decision, we considered WiMAX business’ history of operating losses, lower than anticipated sales volume and additional investment required to achieve competitive technology, product functionality and manufacturing costs and to increase selling, marketing and distribution efforts. This decision resulted from an effort to complete the strategic plan to streamline the business and focus our time and resources on growing our core microwave business to better position us for long-term success.

During the quarter ended April 1, 2011, we began accounting for WiMAX business as a discontinued operation. We have reclassified WiMAX business’ operating results for all prior periods presented to loss from discontinued operations in our condensed consolidated statements of operations. The discussions on our revenue, gross margin, operating expenses and income taxes have excluded WiMAX business results, which are discussed separately.

Operating results for the third quarter and first three quarters of fiscal 2011 include:

•

Net loss was $36.9 million, or $0.63 per common share, in the third quarter of fiscal 2011 compared with a net loss of $25.7 million, or $0.43 per common share, in the third quarter of fiscal 2010. Net loss was $70.7 million, or $1.21 per common share, in the first three quarters of fiscal 2011 compared with a net loss of $41.4 million, or $0.71 per common share, in the first three quarters of fiscal 2010.

•

Loss from discontinued operations was $11.4 million, or $0.19 per common share, in the third quarter of fiscal 2011 compared with a loss of $3.2 million, or $0.05 per common share, in the third quarter of fiscal 2010. Loss from discontinued operations was $19.5 million, or $0.33 per common share, in the first three quarters of fiscal 2011 compared with a loss of $11.5 million, or $0.20 per common share, in the first three quarters of fiscal 2010.

•

Revenue slightly decreased 1.3% to $115.5 million in the third quarter of fiscal 2011 compared with $117.0 million in the third quarter of fiscal 2010. Revenue decrease 6.1% to $334.6 million in the first three quarters of fiscal 2011 compared with $356.2 million in the first three quarters of fiscal 2010.

•

Our North America segment revenue increased 7.6% to $42.5 million and the segment recorded an operating loss of $8.1 million in the third quarter of fiscal 2011 compared with an operating loss of $22.2 million in the third quarter of fiscal 2010; The segment revenue decreased 13.4% to $118.5 million in the first three quarters of fiscal 2011 compared with $136.8 million in the first three quarters of 2010.

•

Our International segment revenue decreased 5.8% to $73.0 million and the segment recorded an operating loss of $2.0 million in the third quarter of fiscal 2011 compared with an operating loss of $3.6 million in the third quarter of fiscal 2010; The International revenue decreased by 1.5% to $216.1 million in the first three quarters of fiscal 2011 compared with $219.4 million in the first three quarters of 2010.

•

Net cash used year to date in operating activities was $45.4 million through the end of the third quarter of fiscal 2011 compared with net cash provided in operating activities of $21.8 million during the first three quarters of fiscal 2010.

Discussion of Consolidated Results of Operations

Revenue

Revenue by region comparing the third quarter and first three quarters of fiscal 2011 with the periods of fiscal 2010 and the related changes are shown in the table below:

	Quarter Ended				Three Quarters Ended
	April 1,	April 2,	$	%	April 1,	April 2,	$	%
(In millions, except %)	2011	2010	Change	Change	2011	2010	Change	Change
North America	$42.5	$39.5	$3.0	7.6%	$118.5	$136.8	$(18.3)	(13.4)%

International:
Africa	26.5	37.1	(10.6)	(28.6)%	73.4	84.8	(11.4)	(13.4)%
Europe, Middle East and Russia	23.6	22.8	0.8	3.5%	85.5	70.7	14.8	20.9%
Latin America and Asia Pacific	22.9	17.6	5.3	30.1%	57.2	63.9	(6.7)	(10.5)%

Total International	73.0	77.5	(4.5)	(5.8)%	216.1	219.4	(3.3)	(1.5)%

Total revenue	$115.5	$117.0	$(1.5)	(1.3)%	$334.6	$356.2	$(21.6)	(6.1)%

The general business trends of strong price competition for new business in all regions and major customer consolidations continued to put pressure on revenue and gross margin in the third quarter of fiscal 2011. We continued to see pricing pressures in all markets, particularly where we compete for the business of large, carrier customers, especially in the Europe, Middle East and Russia (“EMER”) and Africa regions. In these markets we continued to see customer consolidation through mergers or acquisitions, leading to fewer, but larger customers. In those cases, vendors vigorously compete to retain market share, often resulting in significant price erosion. In North America, price competition for the large carrier business was as intense as in other markets. In order to counter pricing pressures, we continued to invest in product improvements to reduce unit costs and continued to negotiate favorable pricing with our suppliers.

Third quarter revenue decreased 1.5 million, or 1.3%, compared with the third quarter of fiscal 2010. North America revenue increased 7.6% in the third quarter of fiscal 2011 compared with the same period a year ago. This increase was led by our current product platform, and is an indicator that we are gaining traction in the transition of our customer base to this new product platform from our legacy products which are reaching the end of life. Third quarter revenue in the International segment was down $4.5 million or 5.8% compared with the same period a year ago, primarily due to a non-recurring large order from a customer in Africa in the third quarter of fiscal 2010. Business in Latin America and the Asia Pacific region was up 30% compared with the prior year, which partially offset the decline in Africa.

For the first three quarters of fiscal 2011, the overall revenue was down $21.6 million, or 6.1%, compared with the same period in fiscal 2010. This decline principally occurred in the North America segment, and was the result of product transition to our current product platform from our legacy products. Our International segment decreased 1.5% compared with the same period of fiscal 2010. That decline resulted from significantly reduced sales in Africa and Asia Pacific, mostly because of lower prices, although a substantial increase in business from customers in Russia partially offset that decline.

During the third quarter and first three quarters of fiscal 2011, none of our customers accounted for 10% or more of revenue. During the third quarter and first three quarters of fiscal 2010, MTN group in Africa accounted for 28% and 15%, of total revenue, respectively. MTN is an affiliated group of separate regional carriers and operators located in Africa.

Operating Loss

Operating loss in the third quarter of fiscal 2011 was $10.1 million compared with an operating loss of $25.8 million in the same period of fiscal 2010. Operating loss in the first three quarters of fiscal year 2011 was $30.4 million compared with an operating loss of $30.1 million in the same period of fiscal 2010. The following charges were included in the Company’s operating loss during these periods and are set forth on a comparative basis in the table below:

	Quarter Ended			Three Quarters Ended
	April 1,	April 2,	$	April 1,	April 2,	$
(In millions)	2011	2010	Change	2011	2010	Change
Restructuring charges	$4.4	$0.7	$3.7	$13.4	$3.3	$10.1
Charges for product transition	—	16.9	(16.9)	—	16.9	(16.9)
Excess and obsolete inventory associated with legacy products	3.3	—	3.3	3.3	—	3.3
Rebranding and transitional costs	0.1	0.8	(0.7)	1.0	2.4	(1.4)
Amortization of identifiable intangible assets	0.7	1.3	(0.6)	2.1	4.1	(2.0)
Amortization of purchased technology	0.2	1.8	(1.6)	0.5	5.5	(5.0)
Share-based compensation expense	1.3	0.3	1.0	3.4	1.9	1.4
Other non-recurring charges	—	0.8	(0.8)	0.6	1.2	(0.5)

	$10.0	$22.6	$(12.6)	$24.3	$35.3	$(11.2)

Restructuring charges in the third and first three quarters of both fiscal years included severance and benefit charges and facilities costs related to the Company’s Fiscal 2011 and Fiscal 2009 Restructuring Plans.

In the third quarter of fiscal 2011, the Company incurred a charge of $3.3 million related to provisions for product excess and obsolete inventory associated with the end of life of our legacy products.

In the third quarter of fiscal 2010, the Company incurred $16.9 million of charges to converge our products onto a single platform. These charges included $7.9 million related to provisions for legacy product excess and obsolete inventory.

Amortization of intangible assets and purchased technology decreased in fiscal 2011 periods compared with fiscal 2010 periods due to lower intangible asset balances in fiscal 2011 resulting from impairment charges recorded in the fourth quarter of fiscal 2010.

Gross Margin

	Quarter Ended				Three Quarters Ended
	April 1,	April 2,	$	%	April 1,	April 2,	$	%
(In millions, except %)	2011	2010	Change	Change	2011	2010	Change	Change
Total revenue	$115.5	$117.0	$(1.5)	-1.3%	$334.6	$356.2	$(21.6)	-6.1%
Cost of product sales and services	83.9	99.7	(15.8)	-15.8%	238.0	258.9	(20.9)	-8.1%

Gross margin	$31.6	$17.3	$14.3	82.7%	$96.6	$97.3	$(0.7)	-0.7%
% of revenue	27.4%	14.8%			28.9%	27.3%

The general business trends of strong price competition for new business in all regions and major customer consolidations continue to put pressure on gross margin. Compared with the third quarter of fiscal 2010, our gross margin increased $14.3 million, or 82.7%, in the same period of fiscal 2011. Cost of product sales in North America segment for the third quarter of fiscal 2011 included a charge of $3.3 million, or 2.9% of revenue, related to provisions for excess and obsolete inventory associated with the end of life of our legacy products. Cost of product sales in North America segment for the third quarter of fiscal year 2010 included a charge of $16.9 million, or 14.4% of revenue, to converge our products onto a single platform, of which $7.9 million related to provisions for excess and obsolete inventory. Exclusive of these charges, the gross margin in North America segment improved in the third quarter of fiscal 2011 due to increased volumes, as well as improved gross margin coming from the transition to our new product line in this market. International segment gross margins declined during the same period due to continuing competitive price pressure in most markets.

Compared with the first three quarters of fiscal 2010, our gross margin as a percentage of revenue increased in the same period of fiscal 2011. Fiscal 2011 included a charge of $3.3 million, or 1.0% of revenue, related to provisions for excess and obsolete inventory associated with the end of life of our legacy products. Fiscal 2010 included a charge of $16.9 million, or 4.7% of revenue, to converge our products onto a single platform. Fiscal 2011 gross margin reflected continued pricing pressures in all markets, particularly where we compete for the business of large, carrier customers, especially in the EMER and Africa regions. In these markets we continue to see customer consolidation through mergers or acquisitions, leading to fewer, but larger customers. In those cases, vendors vigorously compete to retain market share, often resulting in significant price erosion. In North America, we find price competition for the large carrier business as intense as we do in other markets. In order to counter pricing pressures, we continue to invest in product improvements to reduce unit costs and to negotiate favorable pricing with our suppliers.

Prior to fiscal 2011, we capitalized most of the costs associated with our internal manufacturing operations as a component of the overall cost of product inventory. Beginning in the first quarter of fiscal 2011, we shifted the manufacturing of our products primarily to contract manufacturers and planned to complete the transfer by the end of fiscal 2011. Accordingly, the costs associated with our internal operations organization are now expensed as incurred. Gross margin in the first three quarters of fiscal 2011 was negatively impacted by the immediate expensing of $6.0 million of such costs in the first quarter of fiscal 2011. During the second quarter of fiscal 2011, due to the closing of a facility by a contract manufacturer, we chose to bring final assembly of our current products for North America into our own facility temporarily while we continued to work on transfer of these activities to another contract manufacturer. We intend to have this final assembly activity transitioned to a new contract manufacturer by the end of fiscal 2011.

Amortization of purchased technology was included in cost of product sales and services. Amortization expenses decreased $1.6 million and $5.0 million, respectively, in the third and first three quarters of fiscal 2011 compared with same fiscal 2010 periods due to lower intangible asset balances in fiscal 2011 resulting from impairment charges recorded in the fourth quarter of fiscal 2010.

Research and Development Expenses

	Quarter Ended				Three Quarters Ended
	April 1,	April 2,	$	%	April 1,	April 2,	$	%
(In millions, except %)	2011	2010	Change	Change	2011	2010	Change	Change
Total revenue	$115.5	$117.0	$(1.5)	-1.3%	$334.6	$356.2	$(21.6)	-6.1%
Research and development	$9.9	$7.6	$2.3	30.3%	$30.8	$23.6	$7.2	30.5%
% of revenue	8.6%	6.5%			9.2%	6.6%

The increase in research and development expenses in both the third quarter and first three quarters of fiscal 2011 compared with the same periods in fiscal 2010 was due primarily to investments in new product innovation by increasing headcount in our core business, and an increase in share-based compensation related to the performance share vestings that occurred upon the achievement of new product development milestones.

Selling and Administrative Expense

	Quarter Ended				Three Quarters Ended
	April 1,	April 2,	$	%	April 1,	April 2,	$	%
(In millions, except %)	2011	2010	Change	Change	2011	2010	Change	Change
Total revenue	$115.5	$117.0	$(1.5)	-1.3%	$334.6	$356.2	$(21.6)	-6.1%
Selling and administrative	$26.7	$33.5	$(6.8)	-20.3%	$80.7	$96.4	$(15.7)	-16.3%
% of revenue	23.1%	28.6%			24.1%	27.1%

We have been engaged in expense reduction throughout fiscal 2011. In the third quarter and first three quarters of fiscal 2011, our selling and administrative expenses were $6.8 million and $15.7 million, respectively, lower than they were in the same periods in the previous year. These reductions resulted primarily from decreased personnel expenses because of reductions in force, and decreased spending on rebranding and information technology.

Income Taxes

	Quarter Ended				Three Quarters Ended
	April 1,	April 2,	$	%	April 1,	April 2,	$	%
(In millions, except %)	2011	2010	Change	Change	2011	2010	Change	Change
Loss from continuing operations before income taxes	$(10.3)	$(26.4)	$16.1	(61.0)%	$(36.2)	$(31.5)	$(4.7)	14.9%
Provision for income taxes	$15.2	$(3.9)	$19.1	N/M	$15.0	$(1.6)	$16.6	N/M

N/M = Not statistically meaningful

The determination of our provision for income taxes for the third quarter and first three quarters of fiscal 2011 and fiscal 2010 was primarily based on our estimated annual effective tax rate adjusted for losses in separate jurisdictions for which no tax benefit can be recognized. The provision for income taxes for the third quarter of fiscal 2011 primarily consisted of an $11.3 million increase in the valuation allowance for Singapore deferred tax assets as of July 2, 2010 and a $4.6 million reversal of tax benefits recorded in the first two quarters of fiscal 2011 in association with the increase of Singapore valuation allowance. The provision for income taxes for the first three quarters of fiscal 2011 primarily consisted of an $11.3 million increase in the valuation allowance for Singapore deferred tax assets. The increase in the valuation allowance in Singapore was based on our analysis of evidence in the third quarter, and was determined in the reforecasting process that the future income on which the asset was based had changed.

Our effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where we cannot recognize tax benefits on current losses.

Discussion of Business Segment Results of Operations

North America Segment

	Quarter Ended				Three Quarters Ended
	April 1,	April 2,	$	%	April 1,	April 2,	$	%
(In millions, except %)	2011	2010	Change	Change	2011	2010	Change	Change
Total revenue	$42.5	$39.5	$3.0	7.6%	$118.5	$136.8	$(18.3)	(13.4)%
Segment operating loss	$(8.1)	$(22.2)	$14.1	(63.5)%	$(18.4)	$(34.1)	$15.7	(46.1)%

North America revenue increased 7.6% in the third quarter of fiscal 2011 compared with the same period a year ago. This increase was led by our current product platform, and is an indicator that we are gaining traction in the transition of our customer base from our legacy products which are reaching end of life to this new product platform. North America revenue decreased 13.4% in the first three quarters of fiscal 2011 compared with the same period a year ago. The year to date decline is primarily from reduced sales of our legacy product lines when compared with fiscal 2010 in the first half of the fiscal year. While we continued last time buy activity in those product lines during fiscal 2011, we are also in the process of transitioning our North America customers to our current product. Many of our customers are now completing their first deployments of the current product. We expect orders for this line of products to increase in future periods as market acceptance gains traction.

The North America segment operating loss for the third quarter and first three quarters of fiscal 2011 included $3.3 million and $10.2 million, respectively, of restructuring charges, $3.3 million each of provisions for excess and obsolete inventories, $0.9 million and $2.6 million, respectively, for amortization of developed technology and intangibles, and $1.0 million and $2.5 million, respectively, for share-based compensation.

The North America segment operating loss for the third quarter and first three quarters of fiscal 2010 included $16.9 million each for product transition charges, $2.8 million and $6.1 million, respectively, for amortization of developed technology and intangibles, $0.5 million and $2.0 million, respectively, of restructuring charges, and $0.3 million and $1.7 million, respectively, for share-based compensation.

International Segment

	Quarter Ended				Three Quarters Ended
	April 1,	April 2,	$	%	April 1,	April 2,	$	%
(In millions, except %)	2011	2010	Change	Change	2011	2010	Change	Change
Total revenue	$73.0	$77.5	$(4.5)	(5.9%)	$216.1	$219.4	$(3.3)	(1.5)%
Segment operating loss	$(2.0)	$(3.6)	$1.7	(46.5%)	$(12.0)	$4.0	$(16.0)	N/M

N/M = Not statistically meaningful

International segment revenue decreased $4.5 million or 5.9% in the third quarter of fiscal 2011 compared with the same period a year ago, primarily due to a non-recurring large order from a customer in Africa in the third quarter of fiscal 2010. Business in Latin America and the Asia Pacific region was up 30% compared with the prior year, which partially offset the decline in Africa.

For the first three quarters of fiscal 2011, our International segment revenue decreased $3.3 million or 1.5% when compared with the same period of fiscal 2010. That decline resulted from significantly reduced sales in Africa and Asia Pacific, mostly because of lower prices, although a substantial increase in business from customers in Russia partially offset that decline.

The International segment operating loss for the third quarter and first three quarters of fiscal 2011 included $1.1 million and $3.1 million, respectively, of restructuring charges, and $0.3 million and $0.9 million, respectively, for share-based compensation.

The International segment operating loss for the third quarter and first three quarters of fiscal 2010 included $0.3 million and $3.5 million, respectively, for amortization of developed technology and intangibles, and $0.2 million and $1.3 million, respectively, of restructuring charges.

Discontinued Operations

	Quarter Ended			Three Quarters Ended
(In millions)	April 1, 2011	April 2, 2010	$ Change	April 1, 2011	April 2, 2010	$ Change
Loss from discontinued operations, net of tax	$(11.4)	$(3.2)	$(8.2)	$(19.5)	$(11.5)	$(8.0)

Our discontinued operations consist of the WiMAX business. The increased loss in fiscal 2011 periods was due principally to provisions for excess and obsolete inventories and noncancellable purchase commitments, partially offset by higher revenue during the first half of fiscal 2011.

Liquidity and Capital Resources

Sources of Cash

As of April 1, 2011, our total cash and cash equivalents was $95.7 million. Approximately $36.9 million or 39% of our total cash and cash equivalents was held by entities domiciled in the United States. The remaining balance of $58.8 million or 61% was held by entities outside the United States, primarily in Singapore, and could be subject to additional taxation if it were to be repatriated to the United States.

As of April 1, 2011, our principal sources of liquidity consisted of the $95.7 million in cash and cash equivalents, $25.3 million of available credit under our current $40.0 million credit facility with Silicon Valley Bank, and cash collections from customers. Historically our primary sources of liquidity have been cash flows from operations, credit facilities and cash proceeds from sale of our equity securities. During the first three quarters of fiscal 2011, our total cash and cash equivalents decreased by $46.0 million primarily due to cash used in operating activities. During the first three quarters of fiscal 2010, we had positive operating cash flows of $3.7 million.

Cash used in operating activities was $45.4 million in the first three quarters of fiscal 2011 primarily due to the net loss after non-cash adjustments of $31.4 million and a year-to-date increase in receivables of approximately $34.6 million, partially offset by a year-to-date increase in accounts payable and accrued liabilities of $15.2 million. Our cash collections during the first nine months of fiscal 2011 were lower than the cash collections in fiscal 2010 due to lower revenues and delayed product shipments during the first half of fiscal 2011. This limited our ability to collect receivables at the end of each quarter. The shipment delays in the first half of fiscal 2011 were caused by the transition to outsourced manufacturing and the global parts shortages. In addition, longer payment terms for WiMAX shipments in the first half of fiscal 2011 have resulted in an increase in our accounts receivable balances at April 1, 2011. During the second quarter of fiscal 2011, we were able to re-negotiate longer payment terms with two of our largest contract manufacturers. The result of higher volume and more favorable payment terms increased our accounts payable balance at the end of the third quarter of fiscal 2011. During the first three quarters of fiscal 2011, we incurred $12.7 million in cash payments on restructuring liabilities related to the Company’s restructuring programs.

We expect to continue using cash in operating activities in the fourth quarter of fiscal 2011, primarily related to discontinued operations and restructuring.

To accommodate our customers’ requests in granting them credit, we regularly accept longer term letters of credit from some customers. These letters of credit are generally discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk.

We believe that our existing cash and cash equivalents, the available line of credit and future cash collections from customers will be sufficient to meet our working capital requirements for the next 12 months and the foreseeable future.

Available Credit Facility and Repayment of Debt

As of April 1, 2011, we had $25.3 million of credit available under our $40.0 million revolving credit facility with Silicon Valley Bank as mentioned above. The total amount of revolving credit available was $40.0 million less $6.0 million in outstanding short term loans which mature by September 30, 2011, and $8.7 million in outstanding standby letters of credit issued under the facility.

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

Period	Minimum EBITDA
Quarter ending October 1, 2010	$(18,000,000)
Quarter ending January 1, 2011	$(10,500,000)
Quarter ending April 1, 2011	$(7,000,000)
Quarter ending July 1, 2011	$(2,500,000)
Each Quarter Thereafter	$1,000,000

As of April 1, 2011, we were in compliance with these financial covenants.

Restructuring and Payments

We have a liability for restructuring activities totaling $6.9 million as of April 1, 2011, $6.0 million of which is classified as current liability and expected to be paid out in cash over the next year. Additionally, during the remainder of fiscal 2011, we expect to incur approximately $4.5 million of additional charges from our restructuring activities. We expect to fund these future payments with available cash and cash flow provided by operations.

Commercial Commitments and Contractual Obligations

The amounts disclosed in our Fiscal 2010 Form 10-K include our commercial commitments and contractual obligations. During the quarter ended April 1, 2011, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2010 Form 10-K.

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

Exchange Rate Risk

Descriptions of our exchange rate risk are incorporated by reference from Part I, Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements — “Note 14 – Risk Management, Derivative Financial Instruments and Hedging Activities” in response to this item.

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

We had $95.7 million in total cash and cash equivalents as of April 1, 2011. Cash equivalents totaled $58.5 million as of April 1, 2011.

The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents held as of April 1, 2011 was one day, and these investments had an average yield of 0.19% per annum. A 10% change in interest rates on our cash and cash equivalents is not expected to have a material impact on our financial position, results of operations or cash flows.

Cash equivalents have been recorded at fair value on our balance sheet.

Exposure on Borrowings

During the third quarter of fiscal 2011, we had $6.0 million of short-term borrowings outstanding under our $40.0 million revolving credit facility that incurred interest at the prime rate. During the first three quarters of fiscal 2011, our weighted average interest rate was 3.25% and we recorded total interest expense of $0.1 million on these borrowings.

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

Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 1, 2011.

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

Date: May 11, 2011

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