Form 10-K
period 2011-07-01
AVIAT NETWORKS, INC.
filed 2011-09-12
CIK 1377789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33278

AVIAT NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5961564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5200 Great American Parkway Santa Clara, CA 95054	95054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 567-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s Common Stock held by non-affiliates was approximately $265,083,000 based upon the closing price per share on The NASDAQ Global Market. For purposes of this calculation, the registrant has assumed that its directors and executive officers as of December 31, 2010 are affiliates.

The number of shares outstanding of the registrant’s Common Stock as of August 31, 2011 was 60,194,128 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on or about November 17, 2011, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended July 1, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AVIAT NETWORKS, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended July 1, 2011

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements of, about, concerning or regarding: our plans, strategies and objectives for future operations; our research and development efforts and new product releases and services; trends in revenue; drivers of our business and the markets in which we operate; future economic conditions, performance or outlook and changes in our industry and the markets we serve; the outcome of contingencies; the value of our contract awards; beliefs or expectations; the sufficiency of our cash and our capital needs and expenditures; our intellectual property protection; our compliance with regulatory requirements and the associated expenses; expectations regarding litigation; our intention not to pay cash dividends; seasonality of our business; the impact of foreign exchange and inflation; taxes; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by the use of forward-looking terminology, such as “anticipates,” “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “strategy,” “projects,” “targets,” “goals,” “seeing,” “delivering,” “continues,” “forecasts,” “future,” “predict,” “might,” “could,” “potential,” or the negative of these terms, and similar words or expressions.

These forward-looking statements are based on estimates reflecting the current beliefs of the senior management of Aviat Networks. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include the following:

•	continued price erosion as a result of increased competition in the microwave transmission industry;

•	the impact of the volume, timing and customer, product and geographic mix of our product orders;

•	our suppliers’ inability to perform and deliver on time as a result of their financial condition, component shortages or other supply chain constraints, such as the recent natural disasters in Japan;

•	our ability to meet projected new product development dates or anticipated cost reductions of new products;

•	continued weakness in the global economy affecting customer spending;

•	customer acceptance of new products;

•	the ability of our subcontractors to timely perform;

•	retention of our key personnel;

•	our ability to manage and maintain key customer relationships;

•	uncertain economic conditions in the telecommunications sector combined with operator and supplier consolidation;

•	the timing of our receipt of payment for products or services from our customers;

•	our failure to protect our intellectual property rights or defend against intellectual property infringement claims by others;

•	the effects of currency and interest rate risks; and

•	the impact of political turmoil in countries where we have significant business.

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

PART I

Item 1. Business

Aviat Networks, Inc., together with its subsidiaries, is a leading global supplier of turnkey wireless transmission solutions, backed by an extensive suite of professional services and support. Aviat Networks, Inc. may be referred to as the “Company,” “AVNW,” “Aviat Networks,” “we,” “us” and “our” in this Annual Report on Form 10-K.

We were incorporated in Delaware in 2006 to combine the businesses of Harris Corporation’s Microwave Communications Division (“MCD”) and Stratex Networks, Inc. (“Stratex”).

Our principal executive offices are located at 5200 Great America Parkway, Santa Clara, CA 95054, and our telephone number is (408) 567-7000. Our common stock is listed on the NASDAQ Global Market under the symbol AVNW. As of July 1, 2011, we employed approximately 1,000 people, compared with approximately 1,380 people as of July 1, 2010.

Recent Developments

In May 2011, we announced our intention to sell the WiMAX business. This move is part of our strategy to focus on our core microwave transmission business. On September 2, 2011, we completed the sale of our WiMAX business and related assets consisting of certain technology, inventory and equipment to EION Networks, Inc., a privately-owned Canadian company based in Ottawa, Ontario. As part of the terms of the sale, we assigned our customer contracts for WiMAX products and maintenance, and will license related patents to EION Networks, Inc.

On August 24, 2011, we announced that Thomas L. Cronan, Senior Vice President and Chief Financial Officer would leave the Company to pursue other business interests effectively immediately and was replaced by John J. Madigan as interim Chief Financial Officer. Mr. Madigan has been our Vice President, Corporate Controller and Principal Accounting Officer since January 4, 2011. We are actively searching for a new Chief Financial Officer.

On July 18, 2011, we announced the appointment of a new President and Chief Executive officer, Michael A. Pangia. Mr. Pangia joined Aviat Networks as Chief Sales Officer in March 2009 and during the last year led our efforts to restructure and refocus our sales and service teams. Mr. Pangia was also appointed as a member of our board of directors, which was increased from eight to nine members by resolution of our board. Our previous Chief Executive Officer, Charles D. Kissner, remains Chairman of the Board.

On August 25, 2010, we announced the closure of our Morrisville, North Carolina (RTP) facility. This was one of the key actions announced in our corporate restructuring plan to reduce annual spending. As part of the closure, several RTP business functions were relocated to our other facilities and the closure is now completed. The relocations included the following:

•	The Network Operations Center moved to our San Antonio facility.

•	IT/Network and Applications Support was moved to our Santa Clara headquarters facility.

•	Finance operations were consolidated and moved to Santa Clara.

•	Certain engineering functions were moved to select facilities in Slovenia and New Zealand.

Overview and Description of Business by Segment

We design, manufacture and sell a range of wireless networking products, solutions and services to mobile and fixed operators, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast network operators across the globe. Our products include point-to-point (PTP) digital microwave transmission systems designed for first/last mile access, middle mile/backhaul, and long distance trunking applications. We also provide network management solutions to enable operators to deploy, monitor and manage our systems, third party equipment such as antennas, routers, multiplexers, etc, necessary to build and deploy a complete wireless transmission network, and a full suite of turnkey support services. We offer a broad range of products and services through two reportable business segments based on geographical markets: North America and International. Revenue and other financial information regarding our business segments are set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

Our North America segment revenue represented approximately 35%, 38% and 34% of our total revenue for fiscal 2011, 2010 and 2009, respectively. Although generally we sell products and services directly to our North American customers, we also use distributors to sell some products and services.

International Segment

The International segment delivers microwave radio products and services to regional and national carriers and other cellular network operators, public safety agencies, government and defense agencies, and other private network operators in every region outside of North America. Our wireless systems deliver regional and country-wide backbone in developing nations, where microwave radio installations provide 21st-century communications rapidly and economically. Rural communities, areas with rugged terrain and regions with extreme temperatures benefit from the ability to build an advanced, affordable communications infrastructure despite these challenges. A significant part of our international business consists of supplying wireless segments in small-pocket, remote, rural and metropolitan areas. High-capacity backhaul is one of the fastest growing wireless market segments and is a major opportunity for us. We see the increase in subscriber density and the forecasted growth and introduction of new bandwidth-hungry High Speed Packet Access (“HSPA”)/Long Term Evolution (“LTE”) mobile broadband services as major drivers for growth in this market.

Our International segment represented approximately 65%, 62% and 66% of our revenue for fiscal 2011, 2010 and 2009, respectively. We sell products and services directly to our international customers and also use agents and distributors.

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

In recent years, there has been an increase in capital spending in the wireless telecommunications industry. The demand for high-speed wireless transmission products has been growing at a higher rate than the wireless industry as a whole. We believe that this growth is directly related to a growing global subscriber base for mobile wireless communications services, emergence of new high capacity mobile devices and data-intensive applications and demand for new services delivered from next-generation networks capable of delivering broadband services. Major driving factors for such growth include the following:

•

Global wireless subscriber growth and introduction of new broadband mobile services. The number of global wireless subscribers and minutes of use per subscriber are expected by industry analysts to continue to increase. The primary drivers include increased subscription and dramatic growth in demand for mobile broadband data services facilitated by the introduction of new data-driven devices, like smartphones and tablets. These third-generation, or “3G,” data applications are now widely available in developed countries and some of developing countries, which have fueled an acceleration of data usage. New mobile standards now being deployed, including High Speed Packet Access (HSPA) and Evolved High Speed Packet Access (HSPA+) will further increase the demand for mobile data. We believe that growth as a result of new data services will continue for the next several years and persist with the introduction of the next generation of radio technologies, referred to as “4G” or LTE for mobile networks starting in 2011. These developments are driving many operators to upgrade their backhaul networks to 100% Internet Protocol, or IP-based, from the current traditional time-division multiplexing (“TDM”) networks in order to provide higher network capacity and increased flexibility at a lower overall operating cost.

•

Increased growth in mobile and fixed wireless telecommunications infrastructures. In many places, telecommunications services are inadequate or unreliable because of the lack of existing infrastructure or required security. To service providers in developing countries seeking to increase the availability and quality of telecommunications and Internet access services, wireless solutions are an attractive alternative to the construction or leasing of wireline networks, given their relatively low cost and ease of deployment. As a result, there has been an increased growth in mobile and fixed wireless telecommunications infrastructures in developing countries. Emerging telecommunications markets in Africa, Asia, the Middle East, Latin America and Eastern Europe are characterized by a need to build out basic telecommunications systems. We believe that microwave will play a key role in bringing broadband services to these countries which lack sufficient existing telecom infrastructure. In addition, there is a continuing requirement in developed countries for private networks maintained by both governmental and non-governmental entities.

•

Smart Grid. Some governments are now promoting the adoption of smart grid to meet the increasing demand of energy, improve efficiency and security of networked grid and address environmental issues such as Greenhouse Gas Emission. The new deployment of smart grid or the upgrade of existing utility assets (including substations, distribution lines and power generation facilities), may drive increasing demand for wireless technologies.

Recent Trends and Developments in the Industry

Other global trends and developments in the microwave communications markets include:

•	continuing fixed-line to mobile-line substitution;

•

the migration of existing telecommunications network infrastructure from legacy TDM technologies such as Synchronous Digital Hierarchy (“SDH”)/Synchronous Optical Networking (“SONET”) to high speed packet-based networks such as Ethernet/IP/Multiprotocol Label Switching (“MPLS”), etc. This migration is moving faster in some sectors, such as mobile networks, than others, but is a clear trend for the future that will drive significant network upgrades over the next three to five years;

•	emergence of small cells that can efficiently offload the vast backhaul traffic from the core of mobile networks to meet service provider’ capacity challenges and address ever-present coverage issues;

•	private networks and public telecommunications operators building high-reliability, high-bandwidth networks that are more secure and better protected against natural and man-made disasters; and

•	increase in global wireless subscribers.

We believe that as telecommunications requirements grow, wireless systems will continue to be used as transmission systems to support a variety of existing and expanding communications networks and applications. We believe that wireless systems will be used to address the connection requirements of several markets and applications, including the broadband access market, cellular applications and private networks.

Strategy

Over the past year, we have made significant strides in transitioning our company to focus on our cost effective core microwave transmission business. We offer and will continue to improve upon our microwave transmission solutions that deliver the network performance needed to support next generation services and enable a smooth transition from legacy networks to all IP.

Newer generation 4G technologies require high-speed packet infrastructures. To address this requirement, we have enhanced our core product offering by building on our market leading Eclipse Packet Node platform by adding new features and enhancements and leveraging technology in third party products to provide a complete IP network solution.

We look to retain our position as a wireless transmission technology leader with Eclipse Packet Node by ensuring our capabilities anticipate the evolving needs of our customers and the corresponding network technology use. The future roadmap for Eclipse evolves the platform toward a full convergence solution with embedded capabilities enabling a migration path to an all IP network. We believe that the Eclipse solution for evolution to IP is the lowest risk, lowest cost, and most flexible solution available because it builds incrementally on the customer’s existing investment, delivering a smooth “hybrid” to full IP migration path for customers globally. The IP evolution capabilities are specifically enabled by the modular additions. This incremental plug-in approach allows operators to move toward an all IP based system at their own pace without the risk, downtime or expense associated with a complete replacement or the forced migration to another platform.

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

We expect to continue to serve and expand upon our existing customer base and develop business with new customers. We have sold more than 750,000 microwave radios in over 140 countries and are present in more than 300 mobile networks worldwide. We intend to leverage our customer base, our longstanding presence in many countries, our distribution channels, our comprehensive product line, our superior customer service and our turnkey solution capability to continue to sell existing and new products and services to current customers.

Products and Solutions

We offer a comprehensive product and solutions portfolio that addresses the needs of service providers and network operators in every region of the world, addressing a broad range of applications, frequencies, capacities and network topologies. Product categories include point-to-point microwave radios that are licensed (subject to local frequency regulatory requirements), lightly-licensed and license-exempt (operating in license-exempt frequencies), and element and network management software. In addition, we provide end-to-end turnkey broadband telecommunications systems, including complete design, deployment, maintenance, and managed network services, while being an attentive and adaptable partner for our customers — a key competitive differentiator for Aviat Networks.

•

Broad product and solution portfolio. We offer a comprehensive suite of wireless transmission systems for microwave and millimeter-wave backhaul and transport applications. Our solution consists of tailored offerings of our own wireless products and our own integrated ancillary equipment or that of other manufacturers, element and network management systems and professional services. These solutions address a wide range of transmission frequencies, ranging from 2.4 MHz to 90 GHz, and a wide range of transmission capacities, ranging up to 4 gigabits per second. The major product families included in these solutions are Eclipse, Aviat WTM 3000, Aviat WTM 6000 and ProVision.

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

•

Futureproof network. Our solutions are designed to protect the network operator’s investment by incorporating software-configurable capacity upgrades and plug-in modules that provide a smooth migration path to emerging technologies, such as carrier Ethernet and IP-based networking, without the need for costly equipment substitutions and additions. Our products include key technologies we believe will be needed by operators for their network evolution to support new broadband services.

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

Business Operations

Sales and Service

We believe that a direct and continuing relationship with service providers is a competitive advantage in attracting new customers and satisfying existing ones. As a result, we offer our products and services through our own direct sales, service and support organization, which allows us to closely monitor the needs of our customers. We have offices in Canada and the United States in North America; Argentina and Mexico in Central and South America; Slovenia, Poland, France, Austria, Amsterdam and the United Kingdom in Europe; Nigeria, Kenya, Ivory Coast, Algeria and South Africa in Africa; the United Arab Emirates in the Middle East; and Australia, Bangladesh, India, New Zealand, Indonesia, China, Malaysia, the Philippines, Singapore and Thailand in the Asia-Pacific region. Our local offices provide us with a better understanding of our customers’ needs and enable us to respond to local issues and unique local requirements.

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

The specific terms and conditions of our product warranties vary depending upon the product sold and country in which we do business. On direct sales, warranty periods generally start on the delivery date and continue for one to two years.

Manufacturing

Historically, our global manufacturing setup supporting customer demand involved a combination of in-house capability that largely focused on North America and outsourced capability for International. To improve our lead-time performance and overall cost, during fiscal 2011 we transitioned our Unites States in-house manufacturing capability to an entirely outsourced manufacturing model utilizing multiple locations of our existing contract manufacturing partners both in the United States and internationally. Additionally, we perform our system integration and customer test and acceptance operations at one contract manufacturer’s site in the United States.

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

Backlog

Our backlog by business segment is as follows:

	July 1, 2011	July 2, 2010
	(In millions)
North America	$98.5	$73.0
International	120.5	117.9

	$219.0	$190.9

Backlog for our products generally consists of contracts or purchase orders for both product deliveries scheduled within the next 12 months and extended service warranty. We regularly review our backlog to ensure that our customers continue to honor their purchase commitments and have the financial means to purchase and deploy our products and services in accordance with the terms of their purchase contracts.

We expect to substantially fill the entire backlog as of July 1, 2011 during fiscal 2012, but we cannot be assured that this will occur. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix and the possibility of changes in delivery schedules and additions or cancellations of orders. The backlog figures exclude advance payments and unearned income amounts. As of July 1, 2011, no customers accounted for 10% or more of our total backlog.

Customers

Principal customers for our products and services include domestic and international wireless/mobile service providers, OEMs, as well as private network users such as public safety agencies, government institutions, and utility, pipeline, railroad and other industrial enterprises that operate wireless networks.

During fiscal 2011, the Mobile Telephone Networks, or MTN group in Africa accounted for 14% of our total revenue compared with 17% in fiscal 2010 and 17% in fiscal 2009. We have entered into separate and distinct contracts with MTN as well as separate arrangements with MTN group subsidiaries. None of such other contracts on an individual basis are material to our operations. The loss of all MTN group business could adversely affect our results of operations, cash flows and financial position.

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

International Business

The following tables present measures of our revenue in international markets as a percentage of total revenue and international revenue:

Description	Percentage of Total Revenue
Revenue from U.S. exports or manufactured abroad:
Fiscal 2011	67%
Fiscal 2010	67%
Fiscal 2009	69%

Description	Percentage of Non U.S. Revenue
Revenue from U.S. exports:
Fiscal 2011	5%
Fiscal 2010	7%
Fiscal 2009	13%

Description	Percentage of Total Revenue
Revenue from operations conducted in local international currencies:
Fiscal 2011	18%
Fiscal 2010	16%
Fiscal 2009	21%

Description	Percentage of Total Revenue
Revenue from foreign countries representing more than 5% of total revenue:
Fiscal 2011 Nigeria	17%
Fiscal 2010 Nigeria	18%
Fiscal 2010 Saudi Arabia	7%
Fiscal 2009 Nigeria	22%
Fiscal 2009 Poland	5%

The functional currency of our subsidiaries located in the United Kingdom, Singapore, Mexico, Algeria and New Zealand is the U.S. dollar so the effect of foreign currency changes have not had a significant effect on our revenue. Direct export sales, as well as sales from international subsidiaries, are primarily denominated in U.S. dollars. International operations represented 52% and 64% of our long-lived assets as of July 1, 2011 and as of July 2, 2010.

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

The particular economic, social and political conditions for business conducted outside the U.S. differ from those encountered by domestic businesses. We believe that the overall business risk for our international business as a whole is somewhat greater than that faced by our domestic operations as a whole. For a discussion of the risks we are subject to as a result of our international operations, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Competition

The wireless access, backhaul and interconnection business is a specialized segment of the wireless telecommunications industry that is sensitive to technological advancements and is extremely competitive. Some of our competitors have more extensive engineering, manufacturing and marketing capabilities and greater financial, technical and personnel resources than us. Some of our competitors may have greater name recognition, broader product lines (some including non-wireless telecommunications equipment and managed services), a larger installed base of products and longer-standing customer relationships. In addition, some competitors offer seller financing which is a competitive advantage in the current economic environment.

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

Our principal microwave competitors include large mobile infrastructure manufacturers such as Alcatel-Lucent, Ericsson, NEC, Huawei, ZTE and Nokia Siemens Networks, as well as a number of other smaller public and private microwave specialists companies such as Ceragon, DragonWave, Huawei Technologies and ZTE in selected markets. Some of our competitors are OEMs or systems integrators through which we sometimes distribute and sell products and services to end users.

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

Research, Development and Engineering

We believe that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements is essential to our success. Accordingly, we allocate, and intend to continue to allocate, a significant portion of our resources to research and development efforts in two major product areas: Backhaul Solutions, and Network Management Systems. In addition, we are investing in key innovation that will help separate these products from the competition. The majority of such research and development resources will be used for point-to-point digital microwave radio systems for access, backhaul, trunking and license-exempt applications.

Our research, development and engineering expenditures totaled $40.5 million, or 9.0 % of revenue in fiscal 2011, $31.1 million, or 6.7 % of revenue in fiscal 2010, and $36.4 million, or 5.4 % of revenue in fiscal 2009.

Research, development and engineering are primarily directed to the development of new products and to building technological capability. We are, and historically have been, an industry innovator. Consistent with our history and strategy of introducing innovative products, we intend to continue to focus significant resources on product development in an effort to maintain our competitiveness and support our entry into new markets. We maintain new product development programs that could result in new products, such as WTM3000 and expansion of the Eclipse Packet Node introduced in fiscal 2011.

Our product development team numbered 232 in July 2011, located in Santa Clara, California; Wellington, New Zealand; Singapore and Ljubljana, Slovenia.

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

Patents and Other Intellectual Property

We consider our patents and other intellectual property rights, in the aggregate, to constitute an important asset. We own a portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property. We also license intellectual property to and from third parties. As of August 18, 2011, we held 123 U.S. patents and 98 international patents and had 52 U.S. patent applications pending and 70 international patent applications pending. We do not consider our business to be materially dependent upon any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. From time to time, we might engage in litigation to enforce our patents and other intellectual property or defend against claims of alleged infringement. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. Numerous trademarks used on or in connection with our products are also considered to be valuable assets.

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

Employees

As of July 2, 2011 we employed approximately 1,000 people, compared with 1,380 as of the end of fiscal year 2010 and 1,521 as of the end of fiscal 2009. Approximately 540 of our employees are located in the U.S. We also utilized approximately 130 independent contractors as of July 2, 2011. None of our employees in the U.S. are represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our relations with our employees are good.

Executive Officers of the Registrant

The name, age, position held with us, and principal occupation and employment during at least the past 5 years for each of our executive officers as of September 13, 2011, are as follows:

Name and Age	Position Currently Held and Past Business Experience
Michael A. Pangia, 50	Mr. Pangia has been our President and Chief Executive Officer and a member of the Board since July 18, 2011. From March 2009 to July 2011, he served as the Chief Sales Officer where he was responsible for company-wide operations of the global sales and services organization. Prior to joining Aviat Networks, from 2008 to 2009, Mr. Pangia served as Senior Vice President, global sales operations and strategy at Nortel, where he was responsible for all operational aspects of the global sales function. From 2006 to 2008, he was President of Nortel’s Asia region where his key responsibilities included sales and overall business management for all countries where Nortel did business in the region and from 2005 to 2006, he was the Chief Operating Officer of Nortel’s Asia region.

John J. Madigan, 53	Mr. Madigan was appointed to serve as our interim Chief Financial Officer, effective August 25, 2011. Mr. Madigan joined the Company in January of 2011 and since has served as our Vice President, Corporate Controller and Principal Accounting Officer. Prior to joining Aviat Networks, he served as Vice President, Corporate Controller of Redback Networks, Inc., an Internet network equipment provider, and then as

Vice President, Finance after Ericsson’s acquisition of Redback in January 2007. From 2001 to 2006, Mr. Madigan served as Controller of Siebel Systems, Inc., a customer relationship management application company which was acquired by Oracle Corporation in 2006. Mr. Madigan is a Certified Public Accountant and holds a bachelor degree in Business from Santa Clara University.

Paul A. Kennard, 60	Mr. Kennard joined our company as Chief Technology Officer in January 2007 when Harris Corporation’s Microwave Communications Division (“MCD”) and Stratex Networks, Inc. merged. In 1996 he joined Stratex Networks as Vice President, Engineering.

Meena L. Elliott, 48	Ms. Elliott was appointed Senior Vice President, General Counsel and Secretary on September 1, 2011. Since July 2009, she has served as Vice President, General Counsel and Secretary. She joined our company as Associate General Counsel and Assistant Secretary in January 2007 when Harris MCD and Stratex Networks merged. Ms. Elliott joined Harris Corporation’s MCD as Division Counsel in March 2006. Prior to joining MCD, she was Chief Counsel at the Department of Commerce from 2002-2006.

Heinz H. Stumpe, 56	Mr. Stumpe was appointed Chief Operating Officer and Senior Vice President Global Operations on June 30, 2008. Previously, he was Vice President, Global Operations for Aviat Networks and Stratex Networks. He joined Stratex Networks as Director, Marketing in 1996. He was promoted to Vice President, Global Accounts in 1999, Vice President, Strategic Accounts in 2002 and Vice President, Global Operations in April 2006.

Shaun McFall, 51	Mr. McFall has been our Chief Marketing Officer since July 2008. Previously, from 2000 to 2008, he served as Vice President, Marketing for Aviat Networks and Stratex Networks. He has been with us since 1989.

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

Additional information relating to our businesses, including our operating segments, is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Item 1A. Risk Factors

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

As measured under U.S. generally accepted accounting principles (“U.S. GAAP”), we have incurred a net loss in each of the last 8 fiscal years. We incurred net losses of $90.5 million in fiscal 2011, $130.2 million in fiscal 2010 and $355.0 million in fiscal 2009 and have been unprofitable since we became a public company in January 2007. We also have consistently reported losses from operations, although we have generated cash from operations in fiscal 2010 and fiscal 2009.

Throughout fiscal 2011 we experienced strong price competition for new business in all regions while major customer consolidations also put pressure on revenue and gross margin. Our revenue declined to $452.1 million in fiscal 2011 compared with $465.5 million in fiscal 2010 and $677.9 million in fiscal 2009. We saw pricing pressures in all markets, particularly in international markets where we compete for the business of large, carrier customers. In all markets, telecommunication operating companies consolidated through mergers or acquisitions, leading to fewer, but larger customers. In order to counter pricing pressures, we invested heavily in product improvements to reduce unit costs and enhance product features, exited manufacturing facilities and shifted production to contract manufacturers, and worked with our vendors to attain more favorable pricing.

Gross margin in fiscal 2011 was $128.1 million, or 28.3% of revenue, compared with $132.8 million, or 28.5% of revenue in fiscal 2010. We were able to offset price reductions in part through several programs to reduce cost, which included the end of sales of legacy product in North America and converting our customers to our new, more cost efficient product platform for that market. Additionally, we converted our North American product production to a contract manufacturer and completed the final closure of our North America factory facility, introduced new, less costly versions of our main product line and continued efforts to work with vendors to improve their prices.

During fiscal year 2011, we implemented our restructuring plan involving cost reduction initiatives and reduced our annual operating costs by approximately $21.3 million. These actions were intended to bring our operational cost structure in line with the changing dynamics of the microwave radio and telecommunications markets.

We cannot be certain that these actions or others that we may take in the future will result in operating profitability or net income as determined under U.S. GAAP.

We may undertake further restructuring activities which may adversely impact our operations, and we may not realize all of the anticipated benefits of these activities or any future restructurings.

We continue to evaluate our business to determine the potential need to realign our resources as we continue to transform our business in order to achieve desired cost savings in an increasingly competitive market. In prior years, we have undertaken a series of restructurings of our operations involving, among other things and depending on the year, reductions of our workforce, the relocation of our corporate headquarters and the reduction and outsourcing of manufacturing activities.

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

In addition, employees, whether or not directly affected by restructurings, may seek employment with our business partners, customers or competitors. We cannot assure you that the confidential nature of our proprietary information will not be compromised by any such employees who terminate their employment with us. Further, we believe that our future success will depend in large part upon our ability to attract, incent and retain highly skilled personnel. We may have difficulty attracting and retaining such personnel as a result of a perceived risk of future workforce reductions, and we may terminate the employment of employees as part of a restructuring and later determine that such employees were important to the success of the ongoing business.

Our success will depend on new products introduced to the marketplace in a timely manner, successfully completing product transitioning and achieving customer acceptance.

The market for our products is characterized by rapid technological change, evolving industry standards and frequent new product introductions. Our future success will depend, in part, on continuous, timely development and introduction of new products and enhancements that address evolving market requirements and are attractive to customers. If we fail to develop or introduce on a timely basis new products or product enhancements or features that achieve market acceptance, our business may suffer. Rapidly changing technology, frequent new products introductions and enhancements, short product life cycles and changes in customer requirements characterize the markets for our products. We believe that successful new product introductions provide a significant competitive advantage because of the significant resources committed by customers in adopting new products and their reluctance to change products after these resources have been expended. We have spent, and expect to continue to spend, significant resources on internal research and development to support our effort to develop and introduce new products and enhancements.

As we transition to common product platforms, we may face significant risk that the development of our new products may not be accepted by our current customers. To the extent that we fail to introduce new and innovative products that are adopted by customers, we could fail to obtain an adequate return on these investments and could lose market share to our competitors, which could be difficult or impossible to regain. We could incur significant costs in completing the transition. In addition, products or technologies developed by others may render our products noncompetitive or obsolete and result in significant reduction in orders from our customers and the loss of existing and prospective customers.

The effects of the global financial crisis and economic downturn may have significant effects on our customers and suppliers that would result in material adverse effects on our business, operating results, financial condition and stock price.

The effects of the global financial crisis and resulting economic downturn include, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economy has entered into or may enter into a further prolonged recessionary period.

This financial crisis has adversely affected and may continue to materially adversely affect our customers’ access to capital and/or willingness to spend capital on our products, and/or their levels of cash liquidity and/or their ability and/or willingness to pay for products that they will order or have already ordered from us, or result in their ceasing operations. Further, we have experienced an increasing number of our customers, principally in emerging markets, requesting longer payment terms, lease or vendor financing arrangements, longer terms for the letters of credit securing purchases of our products and services, which could potentially negatively impact our orders, revenue conversion cycle, and cash flows.

In seeking to reduce their expenses, we have also seen significant pressure from our customers to lower prices for our products as they try to improve their operating performance and procure additional capital equipment within their reduced budget levels. To the extent that we lower prices on our products and services, our orders, revenues, and gross margins may be negatively impacted. Additionally, certain emerging markets are particularly sensitive to pricing as a key differentiator. Where price is a primary decision driver, we may not be able to affectively compete or we may chose not to compete due to unacceptable margins.

In addition, the financial crisis may materially adversely affect our suppliers’ access to capital and liquidity with which to maintain their inventories, production levels, and/or product quality, could cause them to raise prices or lower production levels, or result in their ceasing operations. Further, with respect to the credit facility discussed under “Liquidity and Capital Resources” in Item 7 of this Annual Report on form 10-K, if the global financial crisis adversely affects Silicon Valley Bank, our ability to access the funds available under the credit facility could be materially adversely affected.

The potential effects of these economic factors are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.

Part of our inventory may be written off, which would increase our cost of revenues. In addition, we may be exposed to inventory-related losses on inventories purchased by our contract manufacturers.

During fiscal 2011, 2010 and 2009, we recorded charges to reduce the carrying value of our inventory to the lower of cost or market totaling $14.5 million, $29.6 million and $23.1 million, respectively. Such charges equaled 3.2%, 6.4%, and 3.4% of our revenue in fiscal 2011, 2010 and 2009, respectively. These charges were primarily due to excess and obsolete inventory resulting from product transitioning and discontinuance.

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

Further, our inventory of finished products may accumulate as the result of cancellation of customer orders or our customers’ refusal to confirm the acceptance of our products. Our contract manufacturers are required to purchase inventory based on manufacturing projections we provide to them. If actual orders from our customers are lower than these manufacturing projections, our contract manufacturers will have excess inventory of raw materials or finished products which we would be required to purchase. In addition, we require our contract manufacturers from time to time to purchase more inventory than is immediately required, and to partially assemble components, in order to shorten our delivery time in case of an increase in demand for our products. In the absence of such increase in demand, we may need to compensate our contract manufacturers. If we are required to purchase excess inventory from our contract manufacturers or otherwise compensate our contract manufacturers for purchasing excess inventory, our business, financial condition and results of operations could be materially adversely affected. We also may purchase components or raw materials from time to time for use by our contract manufacturers in the manufacturing of our products. These purchases are based on our own manufacturing projections. If our actual orders are lower than these manufacturing projections, we may accumulate excess inventory which we may be required to write-off. If we are forced to write-off this inventory other than in the normal course of business, our business, financial condition, results of operations could be materially adversely affected.

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

We expect that our product sales cycle, which results in our products being designed into our customers’ networks, could take 12 to 24 months. A number of factors can contribute to the length of the sales cycle, including technical evaluations of our products and the design process required to integrate our products into our customers’ networks. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer payments. As a result, in the event that a sale is not completed or is cancelled or delayed, we may have incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results. Furthermore, because of our lengthy sales cycle, our receipt of revenue from our selling efforts may be substantially delayed, our ability to forecast our future revenue may be more limited and our revenue may fluctuate significantly from quarter to quarter.

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

In some instances, we are dependent upon one or a few sources, either because of the specialized nature of a particular item or because of local content preference requirements pursuant to which we operate on a given project. Examples of sole or limited sourcing categories include metal fabrications and castings, for which we own the tooling and therefore limit our supplier relationships, and MMICs (a type of integrated circuit used in manufacturing microwave radios), which we procure at a volume discount from a single source. Our supply chain plan includes mitigation plans for alternative manufacturing sources and identified alternate suppliers. However, if these alternatives cannot address our requirements when our existing sources of these components fail to deliver them on time, we could suffer delayed shipments, canceled orders, and lost or deferred revenues, as well as material damage to our customer relationships. Should this occur, our operating results, cash flows and financial condition could be adversely affected to a material degree.

We have a history of substantial impairment charges for our goodwill, intangible assets and property, plant and equipment and may continue to experience such charges in the future.

As of July 1, 2011, the net carrying value of our goodwill, definite-lived intangible assets and property, plant and equipment totaled $5.6 million, $4.1 million and $21.6 million, respectively.

During fiscal 2010, we recorded impairment charges of $66.4 million for identifiable intangible assets and property, plant and equipment. During fiscal 2009, we recorded impairment charges of $314.8 million for goodwill, identifiable intangible assets and property, plant and equipment. We did not record impairment losses for goodwill, identifiable intangible assets or property, plant and equipment in fiscal 2011.

Our goodwill, identifiable intangible assets and property, plant and equipment are subject to impairment testing in accordance with Accounting Standard Codification 360 (“ASC 360”), Property, Plant and Equipment and our goodwill is subject to an impairment test in accordance with ASC 350 Intangibles, Goodwill and Other. We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant negative industry or economic trends, including a lack of recovery in the market price of our common stock or the fair value of our debt, disruptions to our business, unexpected significant changes or planned changes in the use of the long-lived assets, and mergers and acquisitions could result in the need to reassess the fair value of our assets and liabilities which could lead to an impairment charge for any of our long-lived assets. An impairment charge related to our long-lived assets could have a significant adverse effect on our financial position and results of operations in the period in which it is incurred.

Credit and commercial risks and exposures could increase if the financial condition of our customers declines.

A substantial portion of our sales are to customers in the telecommunications industry. These customers may require their suppliers to provide extended payment terms, direct loans or other forms of financial support as a condition to obtaining commercial contracts. We expect that we may provide or commit to financing where appropriate for our business. Our ability to arrange or provide financing for our customers will depend on a number of factors, including our credit rating, our level of available credit and our ability to sell off commitments on acceptable terms. More generally, we expect to routinely enter into long-term contracts involving significant amounts to be paid by our customers over time. Pursuant to these contracts, we may deliver products and services representing an important portion of the contract price before receiving any significant payment from the customer. As a result of the financing that may be provided to customers and our commercial risk exposure under long-term contracts, our business could be adversely affected if the financial condition of our customers erodes. Over the past few years, certain of our customers have filed with the courts seeking protection under the bankruptcy or reorganization laws of the applicable jurisdiction, or have experienced financial difficulties. As a result of the more challenging economic environment, we have seen an increase in the number of our customers experiencing such difficulties since 2008, and we expect that trend to intensify if the global economy deteriorates further in 2012. That trend may be exacerbated in many emerging markets, where our customers are being affected not only by recession, but by deteriorating local currencies and a lack of credit. Upon the financial failure of a customer, we may experience losses on credit extended and loans made to such customer, losses relating to our commercial risk exposure and the loss of the customer’s ongoing business. If customers fail to meet their obligations to us, we may experience reduced cash flows and losses in excess of reserves, which could materially adversely impact our results of operations and financial position.

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

Our effective tax rate could be highly volatile and could adversely affect our operating results.

Our future effective tax rate may be adversely affected by a number of factors, many of which are outside of our control, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;

•	changes in available tax credits;

•	changes in share-based compensation expense;

•	changes in the valuation of our deferred tax assets and liabilities;

•	changes in domestic or international tax laws or the interpretation of such tax laws;

•	the resolution of issues arising from tax audits with various tax authorities;

•	the tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods; and

•	taxes that may be incurred upon a repatriation of cash from foreign operations.

Any significant increase in our future effective tax rates could impact our results of operations for future periods adversely.

Because a significant amount of our revenue may come from a limited number of customers, the termination of any of these customer relationships may adversely affect our business.

Sales of our products and services historically have been concentrated in a small number of customers. Principal customers for our products and services include domestic and international wireless/mobile service providers, OEMs, as well as private network users such as public safety agencies; government institutions; and utility, pipeline, railroad and other industrial enterprises that operate broadband wireless networks. We had revenue from a single external customer that exceeded 10% of our total revenue during fiscal 2011, 2010 and 2009. Although we have a large customer base, during any given quarter, a small number of customers may account for a significant portion of our revenue.

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

The wireless interconnection and access business is a specialized segment of the wireless telecommunications industry and is extremely competitive. We expect competition in this segment to increase. Some of our competitors have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical and personnel resources than we have. In addition, some of our competitors have greater name recognition, broader product lines, a larger installed base of products and longer-standing customer relationships. Our competitors include established companies, such as Alcatel-Lucent, Eltek ASA, Ericsson, NEC and Nokia Siemens Networks, as well as a number of other public and private companies such as Ceragon, DragonWave, Huawei Technologies and ZTE in selected markets. Some of our competitors are OEMs or systems integrators through whom we market and sell our products, which means our business success may depend on these competitors to some extent. One or more of our largest customers could internally develop the capability to manufacture products similar to those manufactured or outsourced by us and, as a result, the demand for our products and services may decrease.

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

We are highly dependent on sales to customers outside the U.S. In fiscal 2011, 2010 and 2009, our sales to international customers accounted for 67%, 67% and 69%, respectively, of total revenue. Also, significant portions of our international sales are in less developed countries. Our international sales are likely to continue to account for a large percentage of our products and services revenue for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event that adversely affects our business could result in a significant decline in revenue.

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

Our business is subject to changing regulation of corporate governance, public disclosure, and anti-bribery measures that have resulted in increased costs and may continue to result in additional costs in the future and/or potential liabilities.

We are subject to rules and regulations of federal and state regulatory authorities, The NASDAQ Stock Market LLC and financial market entities charged with the protection of investors and the oversight of companies whose securities are publicly traded, and foreign and domestic legislative bodies. During the past few years, these entities, including the Public Company Accounting Oversight Board, the SEC, NASDAQ, and the government of the United Kingdom, have issued requirements, laws and regulations and continue to develop additional requirements, laws and regulations, such as those in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002 (“SOX”), and recent laws and regulations regarding bribery and unfair competition. Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of substantial management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs potentially necessitated by ongoing revisions to our disclosure and governance practices. Finally, if we are unable to ensure compliance with such requirements, laws, or regulations, we may be subject to costly prosecution and liability, and resulting reputational harm, from such noncompliance.

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

Our ability to compete will depend, in part, on our ability to obtain and enforce intellectual property protection for our technology in the U.S. and internationally. We rely upon a combination of trade secrets, trademarks, copyrights, patents and contractual rights to protect our intellectual property. In addition, we enter into confidentiality and invention assignment agreements with our employees, and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information. We cannot give assurances that any steps taken by us will be adequate to deter misappropriation or impede independent third-party development of similar technologies. In the event that such intellectual property arrangements are insufficient, our business, financial condition and results of operations could be harmed. We have significant operations in the U.S., United Kingdom, Singapore and New Zealand, and outsourcing arrangements in Asia and the U.S. We cannot provide assurances that the protection provided to our intellectual property by the laws and courts of particular nations will be substantially similar to the protection and remedies available under U.S. law. Furthermore, we cannot provide assurances that third parties will not assert infringement claims against us based on intellectual property rights and laws in other nations that are different from those established in the U.S.

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

Our quarterly results are expected to be difficult to predict and delays in product delivery or closing a sale can cause revenue and net income or loss to fluctuate significantly from anticipated levels. A substantial portion of our contracts are completed in the latter part of a quarter and a significant percentage of these are large orders. Because a significant portion of our cost structure is largely fixed in the short term, revenue shortfalls tend to have a disproportionately negative impact on our profitability and can increase our inventory. The number of large new transactions also increases the risk of fluctuations in our quarterly results because a delay in even a small number of these transactions could cause our quarterly revenues and profitability to fall significantly short of our predictions. In addition, we may increase spending in response to competition or in pursuit of new market opportunities. Accordingly, we cannot provide assurances that we will be able to achieve profitability in the future or that if profitability is attained, that we will be able to sustain profitability, particularly on a quarter-to-quarter basis.

Anti-takeover provisions of Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a third-party acquisition of us difficult.

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

We and certain of our former executive officers and directors were named in a federal securities class action complaint filed on September 15, 2008 in the United States District Court for the District of Delaware by plaintiff Norfolk County Retirement System on behalf of an alleged class of purchasers of our securities from January 29, 2007 to July 30, 2008, including stockholders of Stratex Networks, Inc. who exchanged shares of Stratex Networks, Inc. for our shares as part of the merger between Stratex Networks and the Microwave Communications Division of Harris Corporation (“MCD”). This action relates to the restatement of our prior financial statements as discussed in our fiscal 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 25, 2008. Similar complaints were filed in the United States District Court of Delaware on October 6 and October 30, 2008. Each complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as violations of Sections 11 and 15 of the Securities Act of 1933 and seeks, among other relief, determinations that the action is a proper class action, unspecified compensatory damages and reasonable attorneys’ fees and costs. The actions were consolidated on June 5, 2009 and a consolidated class action complaint was filed on July 29, 2009 (“Dutton”). On July 27, 2010, the Court denied the motions to dismiss that we and the officer and director defendants had filed. On September 9, 2010, we and the officer and director defendants filed an answer denying the material allegations of the consolidated class action complaint.

On May 31, 2011, the Company and the other named defendants entered into a stipulation of settlement (“Stipulation”) with respect to the Dutton action, pursuant to which the Company is to cause $8.9 million to be paid into a settlement fund. The entire settlement amount is covered by insurance and has been assumed by the insurance company. A motion for preliminary approval of the settlement was filed with the Court on June 1, 2011 and the Court issued its order preliminarily approving the settlement on June 21, 2011. The hearing on final approval of the settlement is set for September 16, 2011. See “Item 3. Legal Proceedings” in this Annual Report on Form 10-K.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of July 1, 2011, we lease approximately 321,000 square feet of facilities worldwide, with approximately 59% in our North America segment, mostly in California, Texas, North Carolina and Montreal. Our corporate headquarters are located in Santa Clara, California, and consist of a building approximately 129,000 square feet. The lease for our headquarters expires in April 2020. We also lease approximately 44,000 square feet of office and manufacturing facilities in San Antonio and Austin, Texas. In our International segment, we lease approximately 132,000 square feet of facilities throughout Europe, Central America, South America, Africa and Asia regions, including offices in Singapore, Slovenia, Philippine Islands, India, Mexico, South Africa, Nigeria, Ivory Coast, France, Kenya, Poland, Australia and Bangladesh. In addition, we own approximately 110,000 square feet of facilities in Wellington, New Zealand and Lanarkshire, Scotland.

During fiscal 2011, we announced the closing of our 60,000 square-foot Morrisville, North Carolina office which formerly served as our headquarters. A sub-tenant for the entire 60,000 square feet of space will take occupancy of the premises in early fiscal 2012. We continue to have an on-going lease commitment for this location ending in fiscal 2015. Also during fiscal 2011, we vacated approximately 29,000 square feet of our 40,000 square-foot Bangalore, India facility as result of our moving R&D functions from Bangalore to Trzin, Slovenia. A sub-tenant now occupies all 29,000 square feet of available space. We continue to have an on-going lease commitment for this location ending in fiscal 2013. In addition, as part of the fiscal 2007 acquisition of Stratex, we acquired a vacated leased facility in Seattle, Washington. This facility consists of approximately 100,000 square feet, of which approximately 72,000 square feet have been subleased to third parties. We have on-going lease commitment for this location ending in fiscal 2012.

We maintain our facilities in good operating condition, and believe that they are suitable and adequate for our current and projected needs. We continuously review our anticipated requirements for facilities and may, from time to time, acquire additional facilities, expand existing facilities, or dispose of existing facilities or parts thereof, as we deem necessary.

For more information about our lease obligations, see “Note 13. Operating Lease Commitments” of notes to consolidated financial statements, which are included in Item 8 in this Annual Report on Form 10-K.

Item 3. Legal Proceedings

We and certain of our former executive officers and directors were named in a federal securities class action complaint filed on September 15, 2008 in the United States District Court for the District of Delaware by plaintiff Norfolk County Retirement System on behalf of an alleged class of purchasers of our securities from January 29, 2007 to July 30, 2008, including stockholders of Stratex Networks, Inc. who exchanged shares of Stratex Networks, Inc. for our shares as part of the merger between Stratex Networks and the Microwave Communications Division of Harris Corporation (“MCD”). This action relates to the restatement of our prior financial statements as discussed in our fiscal 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 25, 2008. Similar complaints were filed in the United States District Court of Delaware on October 6 and October 30, 2008. Each complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as violations of Sections 11 and 15 of the Securities Act of 1933 and seeks, among other relief, determinations that the action is a proper class action, unspecified compensatory damages and reasonable attorneys’ fees and costs. The actions were consolidated on June 5, 2009 and a consolidated class action complaint was filed on July 29, 2009 (“Dutton”). On July 27, 2010, the Court denied the motions to dismiss that we and the officer and director defendants had filed. On September 9, 2010, we and the officer and director defendants filed an answer denying the material allegations of the consolidated class action complaint.

On May 31, 2011, we and the other named defendants entered into a stipulation of settlement (“Stipulation”) with respect to the Dutton action, pursuant to which we are to cause $8.9 million to be paid into a settlement fund. The entire settlement amount is covered by insurance and has been assumed by the insurance company. A motion for preliminary approval of the settlement was filed with the Court on June 1, 2011 and the Court issued its order preliminarily approving the settlement on June 21, 2011. The hearing on final approval of the settlement is set for September 16, 2011.

The effectiveness of the Stipulation and the settlement incorporated therein is conditioned on the following remaining conditions:

(i)	Our and Harris Corporation’s option to terminate the Stipulation if prior to the settlement hearing the aggregate number of shares of Aviat Network’s common stock purchased during the class period by all class members who would otherwise be entitled to participate in the settlement but who validly request exclusion equals or exceeds the sum specified in a supplemental agreement between the parties;

(ii)	the Court entering an order of final approval of the Class Action settlement;

(iii)	the Court entering judgment in the Class Action; and

(iv)	the judgment becoming final.

There	can be no assurance that the settlement will be approved or become effective.

Certain of our former executive officers and directors were named in a complaint filed on March 17, 2011 in the United States District Court for the District of Delaware by plaintiff Sandra J. Cutler Living Trust. Plaintiff purports to bring this action derivatively on behalf of Aviat Networks, which is named as a nominal defendant. Plaintiff brings a claim for breach of fiduciary duty against the officer and director defendants based on the allegations of securities law violations alleged in the class action described above and seeks to recover unspecified damages and other relief on behalf of Aviat Networks, as well as payment of costs and attorneys fees. Defendants, including Aviat Networks as nominal defendant, filed their motion to dismiss on July 25, 2011. Following the filing of the motion to dismiss, plaintiff asked Defendants to stipulate to a dismissal of the action, without prejudice. The parties filed a stipulation requesting that the Court dismiss the action and, on August 18, 2011, the Court entered an order granting the stipulation and dismissing the action, without prejudice.

Certain of our former executive officers and directors were named in a complaint filed on July 18, 2011 in the United States District Court for the District of Delaware by plaintiff Howard Taylor. Plaintiff purports to bring this action derivatively on behalf of Aviat Networks, which is named as a nominal defendant. Plaintiff brings a claim for breach of fiduciary duty against the officer and director defendants based on the allegations of securities law violations alleged in the class action described above and also alleges that the defendants caused us to acquire MCD at an inflated price. Plaintiff seeks to recover unspecified damages and other relief on behalf of Aviat Networks, as well as payment of costs and attorneys fees. We intend to defend our interests in the litigation vigorously.

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

According to the records of our transfer agent, as of August 31, 2011, there were approximately 5,500 holders of record of our Common Stock. The following table sets forth the high and low closing prices for a share of our Common Stock on NASDAQ Global Market system for the periods indicated during our fiscal years 2011 and 2010:

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
	($)	($)	($)	($)
First Quarter	4.28	3.46	7.62	5.77
Second Quarter	5.25	4.00	7.46	5.92
Third Quarter	6.37	5.02	7.87	5.92
Fourth Quarter	5.21	3.70	7.35	3.50

Dividend Policy

We have not paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain any earnings for use in our business. In addition, the covenants of our $40 million credit facility may restrict us from paying dividends or making other distributions to our stockholders under certain circumstances.

Sales of Unregistered Securities

During the fourth quarter of fiscal 2011, we did not issue or sell any unregistered securities.

Issuer Repurchases of Equity Securities

During the fourth quarter of fiscal 2011, we did not repurchase any equity securities.

Performance Graph

The following graph and accompanying data compares the cumulative total return on our Common Stock with the cumulative total return of the Total Return Index for The NASDAQ Composite Market (U.S. Companies) and the NASDAQ Telecommunications Index for the four-year, five month period commencing January 29, 2007 and ending July 1, 2011. The stock price performance shown on the graph below is not necessarily indicative of future price performance. Note that this graph and accompanying data is “furnished,” not “filed,” with the Securities and Exchange Commission.

COMPARISON OF 53 MONTH CUMULATIVE TOTAL RETURN*

Among Aviat Networks, Inc., the NASDAQ Composite Index

and the NASDAQ Telecommunications Index

	1/29/2007	6/29/2007	6/27/2008	7/3/2009	7/2/2010	7/1/2011
Aviat Networks, Inc.	100.00	89.90	47.90	30.75	17.50	19.80
NASDAQ Composite	100.00	108.40	94.36	75.13	87.34	117.43
NASDAQ Telecommunications	100.00	113.06	98.90	77.29	80.50	96.07

*	Assumes (i) $100 invested on January 29, 2007 in Aviat Networks, Inc. Common Stock, the Total Return Index for The NASDAQ Composite Market (U.S. companies) and the NASDAQ Telecommunications Index; and (ii) immediate reinvestment of all dividends.

Item  6.   Selected Financial Data

The following table summarizes our selected historical financial information for each of the last five fiscal years. The selected financial information as of and for the fiscal years ended July 1, 2011, July 2, 2010, July 3, 2009, June 27, 2008 and June 29, 2007 has been derived from our audited consolidated financial statements, for which data presented for fiscal years 2011, 2010 and 2009 are included elsewhere in this Annual Report on Form 10-K. Beginning in the third quarter of fiscal 2011, the results of our WiMAX business are presented as discontinued operations in our consolidated financial statements. Historical amounts in fiscal 2010 and fiscal 2009 are reclassified to conform to current period presentation. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes, included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended
	July 1, 2011	July 2, 2010	July 3, 2009	June 27, 2008	June 29, 2007
	(In millions)
Revenue from product sales and services	$452.1	$465.5	$677.9	$718.4	$507.9
Cost of product sales and services	(324.0)	(332.7)	(503.8)	(528.2)	(361.2)
Loss from continuing operations	(58.8)	(108.4)	(348.8)	(11.9)	(21.8)
Net loss	(90.5)	(130.2)	(355.0)	(11.9)	(21.8)
Basic and diluted per common share:
Loss from continuing operations	(1.00)	(1.82)	(5.94)	(0.20)	(0.88)
Net loss	(1.54)	(2.19)	(6.05)	(0.20)	(0.88)

	As of
	July 1, 2011	July 2, 2010	July 3, 2009	June 27, 2008	June 29, 2007
	(In millions)
Total assets	$383.9	$447.0	$600.2	$977.3	$1,025.5
Long-term liabilities	9.1	17.2	17.9	28.1	65.0
Total net assets	177.7	263.2	387.9	748.2	746.4

The following table summarizes certain charges, expenses and gains included in our net losses for each of the fiscal years in the five year period ended July 1, 2011.

	Fiscal Years Ended
	July 1, 2011	July 2, 2010	July 3, 2009	June 27, 2008	June 29, 2007
	(In millions)
Goodwill impairment charges	$—	$—	$279.0	$—	$—
Intangible impairment charges	—	57.7	32.6	—	—
Property, plant and equipment impairment charges	—	8.7	3.2	—	—
Rebranding and transitional costs	0.9	8.4	—	—	—
Charges for product transition, product discontinuances and inventory mark-downs	6.6	16.9	29.8	14.7	—
Amortization of purchased technology and intangible assets	3.4	12.3	12.7	14.6	10.5
Restructuring charges	15.4	7.1	8.2	9.3	9.3
Amortization of the fair value adjustments related to fixed assets and inventory	0.2	0.6	1.7	2.8	9.0
Acquired in-process research and development	—	—	2.4	—	15.3
Cost of integration activities undertaken in connection with the Stratex merger	—	—	—	11.1	5.4
Gains from sale of building and Telsima acquisition purchase price settlement		(2.2)	—	—	—
Loss on sale of NetBoss assets	4.6	—	—	—	—
Transactional tax assessments	2.8	—	—	—	—
Liquidation of entities	0.8	—	—	—	—
Other charges or adjustments	(0.9)	—	—	—	—
Share-based compensation expense	4.8	3.1	2.9	7.8	5.7

	$38.6	$112.6	$372.5	$60.3	$55.2

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2011 and 2012 Results

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes.

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

Fiscal Year 2011 was a challenging year for the company. On August 12, 2010, we announced a restructuring plan as a first step in a comprehensive strategic plan to enable a return to profitability, and continue building out a stable platform to drive sustainable revenue growth. The restructuring plan included: accelerating innovation in our core business of wireless transmission including microwave backhaul in order to extend its performance leadership over competitive solutions, selling off assets and businesses such as NetBoss and WiMAX that were not complementary to our core business, improving costs and operational efficiency and expanding our services solutions, specifically network operations management and professional services, to further differentiate the company in the IP mobile backhaul market. We are pleased to report that we have made significant progress on all key actions associated with this restructuring which has enabled the company to improve its product portfolio and operations to quickly respond to the changing needs of customers, markets and the industry with increased flexibility and speed.

While we continue to face a difficult business environment, we are focused on maintaining the fast paced momentum we began in fiscal year 2010. We will continue to strengthen our balance sheet and focus on developing cost competitive, high performance products to meet our customer’s needs. We will continue our aggressive steps to restore profitability and accelerate innovation to maintain our position as a leading independent wireless transmission provider.

Our strategic focus in fiscal 2012 will be to continue to accelerate innovation and optimize our product portfolio, improve costs and operational efficiencies, grow our revenue and create a sustainable, profitable business model. To do this, we have examined our products, markets, facilities, development programs, and operational flows to ensure we’re focused on what we do well and what will differentiate us in the future. We will continue working aggressively to streamline management processes to run with the speed required by the markets in which we do business.

Operations Review

In the discussion below, our fiscal year ended July 1, 2011 is referred to as “fiscal 2011” or “2011”; fiscal year ended July 2, 2010 as “fiscal 2010” or “2010” and fiscal year ended July 3, 2009 as “fiscal 2009” or “2009.”

In March 2011, our board of directors approved a plan for the sale of our WiMAX business and we engaged an investment bank to market the sale of our WiMAX business. We considered its history of operating losses, lower than anticipated sales volume and additional investment required to achieve competitive technology, product functionality and manufacturing costs and to increase selling, marketing and distribution efforts. This decision resulted from an effort to complete the strategic plan to streamline the business and focus our time and resources on growing our core microwave business to better position us for long-term success. The sale of WiMAX business was completed on September 2, 2011.

During the quarter ended April 1, 2011, we began accounting for WiMAX business as a discontinued operation. We have reclassified WiMAX business’ operating results for all prior periods presented to loss from discontinued operations in our consolidated statements of operations. The discussions on our revenue, operating loss, gross margin, operating expenses, operating loss, other income or loss and income taxes have excluded WiMAX business results, which are discussed separately below.

In September 2010, we sold the NetBoss assets to a third party resulting in a loss on sale of $4.6 million during fiscal 2011.

Revenue

Our revenue was $452.1 million in fiscal 2011, compared with $465.5 million in fiscal 2010 and $677.9 million in fiscal 2009. We manage our business primarily on a geographic basis, based on two geographic segments: North America and International (which contains three geographic regions). Our revenue by segment and region are summarized in the table below:

	Fiscal Year			$ Change		% Change
(In millions, except percentages)	2011	2010	2009	2011 /2010	2010 /2009	2011 /2010	2010 /2009
North America	$160.4	$174.8	$231.9	$(14.4)	$(57.1)	(8.2)%	(24.6)%
International:
Africa	114.9	122.3	213.8	(7.4)	(91.5)	(6.1)%	(42.8)%
Europe, Middle East, and Russia	102.1	86.9	139.7	15.2	(52.8)	17.5%	(37.8)%
Latin America and AsiaPac	74.7	81.5	92.5	(6.8)	(11.0)	(8.3)%	(11.9)%

Total International	291.7	290.7	446.0	1.0	(155.3)	0.3%	(34.8)%

Total Revenue	$452.1	$465.5	$677.9	$(13.4)	$(212.4)	(2.9)%	(31.3)%

Throughout fiscal 2011 we experienced strong price competition for new business in all regions while major customer consolidations also put pressure on revenue and gross margin. We saw pricing pressures in all markets, particularly in international markets where we compete for the business of large, carrier customers. In all markets, telecommunication operating companies consolidated through mergers or acquisitions, leading to fewer, but larger customers. In order to counter pricing pressures, we invested heavily in product improvements to reduce unit costs and enhance product features, exited manufacturing facilities and shifted production to contract manufacturers, and worked with our vendors to attain more favorable pricing.

During fiscal 2011, the MTN group in Africa accounted for 14% of our total revenue compared with 17% in fiscal 2010 and 17% in fiscal 2009. We have entered into separate and distinct contracts with MTN as well as separate arrangements with MTN group subsidiaries. None of such other contracts on an individual basis are material to our operations. The loss of all MTN group business could adversely affect our results of operations, cash flows and financial position.

North America

North America segment revenue decreased by $14.4 million, or 8.2%, in fiscal 2011 compared with fiscal 2010. This decline is primarily attributable to reduced sales of our legacy product lines in the first half of fiscal 2011 when compared with the same period in fiscal 2010. Fiscal 2011 was a transition year for us where we completed the last deliveries of legacy products and our marketing and selling efforts were focused on our new product platform. Early in fiscal 2011 we experienced production issues which slowed the progress in transitioning sales to our new product platform. But by mid-year we had overcome those issues and the new platform sales increased significantly from the first quarter of fiscal 2011 to the fourth quarter of fiscal 2011.

North America segment revenue decreased by $57.1 million, or 24.6%, in fiscal 2010 compared with fiscal 2009. This decrease in revenue resulted primarily from the economic recession and the continuing credit crisis adversely affecting our North America customers’ expansion.

International

Our International segment revenue increased by $1.0 million or 0.3% in fiscal 2011 compared with fiscal 2010. Revenue from sales to wireless operators in Russia and France were substantially improved in fiscal year 2011 over the previous year. Those gains were offset in part by smaller declines in revenue from customers in Africa and the Asia-Pacific regions. We experienced strong price competition in all regions during the year and attribute the decrease in revenue in Africa and the Asia-Pacific regions to reduced prices, as unit volumes were steady or up from fiscal 2010.

International segment revenue decreased by $155.3 million or 34.8% in fiscal 2010 compared with fiscal 2009. This decrease in revenue resulted from significant declines in all regions, most acutely in Africa and Europe, Middle East and Russia. These declines in revenue were primarily due to the global economic recession and the continuing credit crisis adversely affecting our customers’ ability to finance expansion, as well as increased competition from our competitors. Increased competition has affected product pricing and the ability to combine microwave equipment with other product sales and services. Furthermore, revenue has been negatively affected by anticipated or planned consolidation of our customers and reduced foreign government-based subsidized financing, particularly in Africa.

Operating Loss

Our operating loss by segment is summarized in the table below:

	Fiscal Year			$ Change		% Change
(In millions, except percentages)	2011	2010	2009	2011 /2010	2010 /2009	2011 /2010	2010 /2009
North America	$(21.3)	$(52.8)	$(62.8)	$31.5	$10.0	(59.6)%	(15.9)%
International	(13.3)	(58.7)	(266.3)	45.4	207.6	(77.3)%	(78.0)%

Total operating loss	$(34.6)	$(111.5)	$(329.1)	$76.9	$217.6	(69.0)%	(66.1)%

The following charges, expenses and gains included in our operating loss during these periods by segment are set forth on a comparative basis in the table below:

	Fiscal 2011			Fiscal 2010			Fiscal 2009
	North America	International	Total	North America	International	Total	North America	International	Total
(In millions)
Restructuring	$11.5	$3.9	$15.4	$5.6	$1.5	$7.1	$5.1	$3.1	$8.2
Goodwill impairment charges	—	—	—	—	—	—	31.8	247.2	279.0
Intangible assets impairment charges	—	—	—	5.1	52.6	57.7	10.7	21.9	32.6
Property, plant and equipment impairment charges	—	—	—	7.0	1.7	8.7	3.2	—	3.2
Rebranding and transitional costs	0.9	—	0.9	6.4	2.0	8.4	—	—	—
Charges for product transition, product discontinuances and inventory mark-downs	6.6	—	6.6	16.9	—	16.9	25.3	4.5	29.8
Amortization of purchased technology and intangible assets	3.4	—	3.4	11.7	0.6	12.3	3.0	9.7	12.7
Amortization of fair value adjustments related to fixed assets	0.2	—	0.2	0.5	0.1	0.6	0.6	1.1	1.7
Acquired in-process research and development	—	—	—	—	—	—	—	2.4	2.4
Gain on sale of building	—	—	—	(1.0)	—	(1.0)	—	—	—
Share-based compensation expense	3.8	1.0	4.8	2.9	0.2	3.1	1.8	1.1	2.9
Other	—	(0.9)	(0.9)	—	—	—	—	—	—

	$26.4	$4.0	$30.4	$55.1	$58.7	$113.8	$81.5	$291.0	$372.5

Charges in Fiscal 2011, 2010 and 2009

During the first quarter of fiscal 2011, we initiated a new restructuring plan to reduce our operational costs (the “Fiscal 2011 Plan”). The Fiscal 2011 Plan was intended to bring our cost structure in line with the changing dynamics of the worldwide microwave radio and telecommunication markets, primarily in North America, Europe and Asia. In addition, during fiscal 2011, we continued restructuring activities that commenced during fiscal 2009 to reduce our workforce in the U.S., France, Canada and other locations throughout the world (the “Fiscal 2009 Plan”). These activities primarily consisted of outsourcing our San Antonio manufacturing operations to a third party in Austin, Texas.

Restructuring charges in fiscal 2011 included severance, related benefit charges and facilities costs totaling $15.4 million related to our Fiscal 2011 and Fiscal 2009 Restructuring Plans. During fiscal 2010, our restructuring charges totaled $7.1 million related to our Fiscal 2009 Restructuring Plan compared with $8.2 million in fiscal 2009.

In fiscal 2011, we incurred charges of $6.6 million related to provisions for excess and obsolete product inventory associated with the end of life of our legacy products. In fiscal 2010, we incurred $16.9 million of charges to converge our products onto a single platform. These charges included $7.9 million related to provisions for legacy product excess and obsolete inventory. In 2009, we incurred charges of $29.8 million primarily due to excess and obsolete inventory from product transitioning and discontinuance.

During fiscal 2010, we recorded impairment charges of $57.7 million for identifiable intangible assets and $8.7 million for property, plant and equipment. We also reduced the remaining useful lives of our remaining identifiable intangible assets. During fiscal 2009, we recorded impairment charges of $279.0 million for goodwill and $32.6 million for the Stratex trade name.

The fiscal 2010 and fiscal 2009 impairment charges of our goodwill, identifiable intangible assets and property, plant and equipment were indicated by a decline in our market capitalization and recent and expected financial performance. The results of our impairment test indicated impairment since the estimated undiscounted cash flows for these assets were less than their respective carrying values.

Amortization of intangible assets and purchased technology decreased in fiscal 2011 compared with fiscal 2010 and fiscal 2009 due to lower intangible asset balances in fiscal 2011 resulting from impairment charges recorded in the fourth quarter of fiscal 2010.

North America

Our North America segment operating loss in fiscal 2011 was $21.3 million compared with a segment operating loss of $52.8 million in fiscal 2010. The loss in fiscal 2011 included $11.5 million of charges for restructuring and $6.6 million related to provisions for excess and obsolete inventory associated with the end of life of our legacy products. These charges are included in the table under the Operating Loss section above along with other charges, expenses and gains for each of our business segments and the Company as a whole. The North America segment fiscal 2011 operating loss was also negatively impacted by an 8.2% decline in revenue compared with fiscal 2010 and the product pricing pressures discussed above under the section Revenue.

Our North America segment operating loss in fiscal 2010 was $52.8 million compared with a segment operating loss of $62.8 million in fiscal 2009. The loss in fiscal 2010 included charges to converge our products onto a single platform by the end of fiscal year 2010 and impairments for intangible assets, property, plant and equipment and certain other assets. Additionally, we incurred other charges and expenses including restructuring costs, amortization of purchased intangibles and share compensation expense. Finally, we recognized a $1.0 million gain on sale of our San Antonio, Texas property.

Our North America segment had an operating loss of $62.8 million in fiscal 2009 primarily due to goodwill impairment and charges for the accelerated transition towards a common IP-based platform. The charges for this accelerated product transition included provisions for legacy product excess and obsolete inventory, and write-downs of property, plant, manufacturing and test equipment, and charges recorded for inventory purchase commitments.

International

Our International segment operating loss in fiscal 2011 was $13.3 million compared with a segment operating loss of $58.7 million in fiscal 2010. The loss in fiscal 2011 included $3.9 of charges for restructuring. Please refer to the table under the Operating Loss section above for this and other charges, expenses and gains for each of our business segments and the Company as a whole. The International segment fiscal 2011operating loss was also negatively impacted by the product pricing pressures.

The International segment operating loss of $58.7 million in fiscal 2010 resulted primarily from $54.3 million of impairments for intangible assets and property, plant and equipment and a 34.8% decline in revenue when compared with fiscal 2009.

The International segment operating loss of $266.3 million in fiscal 2009 primarily resulted from impairment charges for goodwill and the trade name “Stratex”, as well as charges related to the accelerated transition towards a common IP-based product platform.

Gross Margin

	Fiscal Year			$ Change		% Change
(In millions, except percentages)	2011	2010	2009	2011 /2010	2010 /2009	2011 /2010	2010 /2009
Revenue	$452.1	$465.5	$677.9	$(13.4)	$(212.4)	(2.9)%	(31.3)%
Cost of revenue	324.0	332.7	503.8	(8.7)	(171.1)	(2.6)%	(34.0)%

Gross margin	$128.1	$132.8	$174.1	$(4.7)	$(41.3)	(3.5)%	(23.7)%
% of revenue	28.3%	28.5%	25.7%

Fiscal 2011 Compared with 2010

The general business trends of strong price competition for new business in all regions and major customer consolidations continue to put pressure on gross margin.

Gross margin in fiscal 2011 was $128.1 million, or 28.3% of revenue, compared with $132.8 million, or 28.5% of revenue in fiscal 2010. We experienced significant pricing pressure in all regions of the world during fiscal 2011. All competitors bid aggressively for new business to improve market share or to retain customers, who continued to consolidate during the year. We were able to offset price reductions in part through several programs to reduce cost, which included the end of sales of legacy product in North America and converting our customers to our new and more cost efficient product platform for that market. Additionally, we converted our North American product production to a contract manufacturer and completed the final closure of our North America factory facility, introduced new, less costly versions of our main product line and continued efforts to work with vendors to improve their prices.

Gross margin in our North America segment in fiscal 2011 included a charge of $6.6 million related to provisions for excess and obsolete inventory associated with the end of life of our legacy products. During the course of the year, we experienced greater than expected costs to transition production to contract manufacturing in North America. Those incremental costs contributed to the weaker than expected gross margins for the year. We completed the transition of this activity to a new contract manufacturer by the end of the fiscal year.

Amortization of purchased technology is included in cost of product sales and services. Amortization expenses decreased to $0.7 million in fiscal 2011 compared with $7.2 million in fiscal 2010 due to lower intangible asset balances in fiscal 2011 resulting from impairment on purchased technology charges of $49.5 million recorded in the fourth quarter of fiscal 2010.

Gross margin in fiscal 2010 was impacted by $16.9 million of charges, or 3.6% to converge our products onto a single platform by the end of fiscal year 2010. These charges included $7.9 million related to provisions for legacy product excess and obsolete inventory, and $5.5 million for impairment of a building and idle equipment in our North America segment. Additionally, $3.5 million in charges were recorded for inventory purchase commitments and $8.2 million for amortization of purchased technology.

Fiscal 2010 Compared with 2009

Gross margin in fiscal 2010 was $132.8 million, or 28.5% of revenue, compared with $174.1 million, or 25.7% of revenue in fiscal 2009. Our gross margin percentage improved during fiscal 2010 compared with fiscal 2009 due to the benefit from the pricing and structure of certain customer arrangements, primarily during the first two quarters of fiscal 2010. Gross margin also benefited from lower logistics expenses, lower manufacturing overhead and improved supplier pricing on select projects primarily during the first two quarters of fiscal 2010. However, these improvements were partially offset by a reduction in the volume of sales of our legacy products during the second half of fiscal 2010 which, combined with increased start-up production costs of new products and the items discussed above, adversely affected our gross margin.

By comparison, gross margin in fiscal 2009 was impacted by $37.9 million of write-offs consisting of $29.8 million in charges related to product transition, $7.5 million for amortization of purchased technology and $0.6 million of amortization of the fair value of adjustments for fixed assets acquired from Stratex.

Research and Development Expenses

	Fiscal Year			$ Change		% Change
(In millions, except percentages)	2011	2010	2009	2011 /2010	2010 /2009	2011 /2010	2010 /2009
Research and development expenses	$40.5	$31.1	$36.4	$9.4	$(5.3)	30.2%	(14.6)%
% of revenue	9.0%	6.7%	5.4%

Fiscal 2011 Compared with 2010

Research and development (“R&D”) expenses increased by $9.4 million in fiscal 2011 compared with fiscal 2010. As a percentage of revenue, R&D expenses also increased to 9.0% in fiscal 2011 from 6.7% in fiscal 2010. The $9.4 million increases in R&D expenses, primarily personnel expenses, was primarily attributable to investments in new product innovation by increasing R&D headcount in our core business, and an increase in share-based compensation related to the vesting of performance shares that occurred upon the achievement of new product development milestones.

Fiscal 2010 Compared with 2009

As a percentage of revenue, R&D expenses increased to 6.7% in fiscal 2010 from 5.4% in fiscal 2009 due to 56.3% lower revenue and a 14.6% decrease in spending. The decrease in R&D spending, primarily personnel expenses, in fiscal 2010 compared with fiscal 2009 was primarily attributable to a reduction in TRuepoint 6000 product development efforts, partially offset by increases in energy, security and surveillance product development.

Selling and Administrative Expenses

	Fiscal Year			$ Change		% Change
(In millions, except percentages)	2011	2010	2009	2011 / 2010	2010 / 2009	2011 / 2010	2010 /2009
Selling and administrative expenses	$104.0	$134.7	$135.9	$(30.7)	$(1.2)	(22.8)%	(0.9)%
% of revenue	23.0%	28.9%	20.0%

Fiscal 2011 Compared with Fiscal 2010

The following table summarizes the significant increases and decreases to our selling and administrative expenses comparing fiscal 2011 with fiscal 2010:

Amount
(In millions)
Decrease in personnel expenses from reductions in force	$(10.9)
Decrease in commissions paid to sales agents	(4.1)
Decrease from lower expenses incurred on information technology projects	(3.9)
Decrease in amortization of software costs	(2.9)
Decrease due to lower expenses incurred as a result of sale of NetBoss assets	(1.9)
Decrease in executive severance for former CEO	(1.8)
Decrease due to rebranding and transitional costs incurred in fiscal 2010 due to corporate name change and costs to phase-out transitional services agreement with Harris	(1.3)
Other, net	(3.9)

$(30.7)

Fiscal 2010 Compared with Fiscal 2009

The following table summarizes the significant increases and decreases to our selling and administrative expenses comparing fiscal 2010 with fiscal 2009:

Amount
(In millions)
Increase in commissions paid to sales agents	$4.5
Increase in software amortization	2.5
Increase in executive severance for former CEO	1.8
Increase due to rebranding and transitional costs due to corporate name change and costs to phase-out transitional services agreement with Harris	1.3
Reduction in bad debt expense	(7.3)
Reduction in software impairments included in selling and administrative expenses	(2.9)
Reduction in costs charged by Harris for administrative services	(2.5)
Other, net	1.4

$(1.2)

The increase in selling and administrative expenses from commissions paid to sales agents resulted from a large contract with a customer in the Europe, Middle East and Russia region during fiscal 2010.

Other Income (Loss), Interest Income and Interest Expense

	Fiscal Year
(In millions)	2011	2010	2009
Loss on sale of NetBoss assets	$(4.6)	$—	$—
Other income (loss), net	(3.6)	1.2	—
Interest income	0.3	0.3	0.9
Interest expense	(2.2)	(2.2)	(2.8)

During fiscal 2011, we incurred other losses consisting of $4.6 million from the sale of NetBoss assets, $2.8 million from transactional tax assessments and $0.8 million from the costs to liquidate certain foreign subsidiaries. This compares with a gain of $1.2 from final settlement of the Telsima acquisition purchase price during fiscal 2010.

Interest expense for all fiscal years presented primarily related to preference dividends on our $8.25 million redeemable preference shares and interest expense associated with our credit facilities. In fourth quarter of fiscal 2011, we agreed to redeem the shares on January 30, 2012.

Income Taxes

	Fiscal Year			$ Change
(In millions, except percentages)	2011	2010	2009	2011 /2010	2010 /2009
Loss from continuing operations before income taxes	$(44.7)	$(112.2)	$(331.0)	$67.5	$218.8
Provision for (benefit from) income taxes	$14.1	$(3.8)	$17.8	$17.9	$(21.6)
% of loss from continuing operations before income taxes	31.5%	(3.4)%	5.4%

The income tax expense from continuing operations for fiscal year 2011 was $14.1 million. The variation between our income tax expense from continuing operations of $14.1 million and income tax benefit at the statutory rate of 35% on our pre-tax loss of $44.7 million was primarily due to an $11.3 million increase in valuation allowance for Singapore deferred tax assets as of the beginning of fiscal 2011 and $1.4 million foreign branch withholding tax accrual. The expense was partially offset by a valuation allowance release of $1.6 million on Mexico deferred tax assets as of the beginning of fiscal 2011.

The income tax benefit from continuing operations for fiscal 2010 was $3.8 million. The variation between our income tax benefit from continuing operations and income tax benefit at the statutory rate of 35% on our pre-tax loss of $112.2 million was primarily due to a $4.4 million one-time benefit recognized for U.S. federal income tax loss carryback under the Worker, Homeownership and Business Assistance Act of 2009. This benefit was partially offset by a full valuation allowance on all domestic deferred tax assets created in fiscal 2010. The effective tax rate for fiscal 2010 primarily reflected the benefits of earnings and losses of foreign subsidiaries taxed at lower rates and a dividend from a foreign subsidiary.

The income tax expense from continuing operations for fiscal 2009 was $17.8 million. The variation between our income tax expense from continuing operations of $17.8 million and income tax benefit at the statutory rate of 35% on our pre-tax loss of $331.0 million was primarily due to our evaluation of the ability to realize certain deferred tax assets in future periods.

Loss from Discontinued Operations

	Fiscal Year			$ Change
(In millions)	2011	2010	2009	2011 /2010	2010 /2009
Loss from discontinued operations, net tax of nil	$(31.7)	$(21.8)	$(6.2)	$(9.9)	$(15.6)

Our discontinued operations consist of the WiMAX business. The increase of loss in fiscal 2011 as compared with fiscal 2010 was primarily due to a $13.1 million lower gross margin resulting mainly from provisions for excess and obsolete inventories and noncancellable purchase commitments, partially offset by $7.6 million decreases in operating expenses resulting from reduction of employee headcount related to WiMAX product development and support. The increased loss in fiscal 2010 as compared with fiscal 2009 was primarily due to $9.9 million increases in operating expenses resulting from increase of our investments in WiMAX product development and support. The loss in fiscal 2011 also included $9.5 million impairment charges on WiMAX held for sale assets and the loss in fiscal 2010 included $5.5 million impairment charges on developed technology and intangible assets.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES

Sources of Cash

As of July 1, 2011, our total cash and cash equivalents was $98.2 million. Approximately $33.2 million or 34% of our total cash and cash equivalents was held by entities domiciled in the United States. The remaining balance of $65.0 million or 66% was held by entities outside the United States and could be subject to additional taxation if it were to be repatriated to the United States.

As of July 1, 2011, our principal sources of liquidity consisted of the $98.2 million in cash and cash equivalents, $24.8 million of available credit under our current $40.0 million credit facility with Silicon Valley Bank, and cash collections from customers. Historically our primary sources of liquidity have been cash flows from operations, credit facilities and cash proceeds from sale of our equity securities.

Cash used in operating activities was $41.5 million in fiscal 2011 primarily due to the net loss (after non-cash item adjustments) of $35.5 million and an increase in receivables of $25.8 million, partially offset by a year-to-date increase in accounts payable and accrued expenses of $15.1 million. The increase in receivables was attributable to a year-to-year increase in billings issued in the later months of the fiscal year, deferred collection of certain letters of credit to limit factoring expenses, and a delay in collection of certain WiMAX related receivables. During the second quarter of fiscal 2011, we were able to re-negotiate longer payment terms with two of our largest contract manufacturers. The result of higher volume and more favorable payment terms increased our accounts payable balance as of the end of fiscal 2011. During fiscal 2011, we incurred $16.8 million in cash payments on restructuring liabilities related to our restructuring programs.

We expect to continue using cash in operating activities in fiscal 2012, primarily related to restructuring and winding down our WiMAX business. The use of cash in winding down our WiMAX business is primarily related to costs and associated liabilities incurred prior to the disposition of WiMAX as well as costs associated with the disposition including transition costs. We believe that our existing cash and cash equivalents, the available line of credit and future cash collections from customers will be sufficient to meet our working capital requirements for the next 12 months and the foreseeable future.

To accommodate our customers’ requests in granting them credit, we regularly accept longer term letters of credit from some customers. These letters of credit are generally discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk.

Available Credit Facility and Repayment of Debt

As of July 1, 2011, we had $24.8 million of credit available under our $40.0 million revolving credit facility with Silicon Valley Bank as mentioned above. The total amount of revolving credit available was $40.0 million less $6.0 million in outstanding short term loans which mature by September 30, 2011, and $9.2 million in outstanding standby letters of credit issued under the facility.

The commitment of $40.0 million under the facility expires on September 30, 2011 and provides for (1) demand borrowings at the prime rate published in the Wall Street Journal; (2) fixed term Eurodollar loans for up to six months at LIBOR plus a spread of between 2.00% to 2.75% based on the company’s current leverage ratio; and (3) the issuance of standby or commercial letters of credit. The facility contains a minimum liquidity ratio covenant and a minimum profitability covenant and is secured by the company’s assets.

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

As of July 1, 2011, we were in compliance with these financial covenants.

We are currently in negotiations with Silicon Valley Bank to renew and extend the current credit facility under essentially the same terms and conditions before its expiration date of September 30, 2011. It is currently contemplated that the new facility will expire on January 30, 2014 and include a term loan provision for a two year term maturing on that date. The term loan portion of the facility will be available on a one time lump sum basis at a fixed rate of interest and provides for monthly repayment of principal and interest.

Redemption of Redeemable Preference Shares

On June 30, 2011, we entered into an agreement with Harris Corporation for the early redemption of the preference shares issued by our Singapore subsidiary and held by Harris and another stockholder. The shares will be redeemed on January 30, 2012, the fifth anniversary of their issuance, at their total face value of $8.25 million.

We intend to redeem the shares with the proceeds of a long-term loan under the terms of a new credit facility being negotiated with our current lender, Silicon Valley Bank, as discussed above. For further information, please see “Note 8. Redeemable Preference Shares” in our consolidated financial statements under Item 8 in this Annual Report on Form 10-K.

Restructuring Payments

We have a liability for restructuring activities totaling $5.0 million as of July 1, 2011, $4.4 million of which is classified as current liability and expected to be paid out in cash over the next year. Additionally, we expect to incur approximately $8.0 million of additional charges from our restructuring activities. We expect to fund these future payments with available cash and cash flow provided by operations.

Contractual Obligations

As of July 1, 2011, we had contractual cash obligations for repayment of short-term debt and related interest, purchase obligations to acquire goods and services, payments for operating lease commitments, payments on our restructuring and severance liabilities and redemption of our preference shares and payment of the related required dividend payments.

Cash payments due under these contractual obligations are estimated as follows (in millions):

	Obligations Due by Fiscal Year
	Total	2012	2013-2014	2015-2016	After 2016	Other
Short-term debt	$6.0	$6.0	$—	$—	$—	$—
Interest on short-term debt	0.2	0.2	—	—	—	—
Purchase obligations(1)	46.5	46.5	—	—	—	—
Operating lease commitments	35.2	8.4	5.5	4.4	16.9	—
Less: sublease proceeds	(2.4)	(0.4)	(1.7)	(0.3)	—	—
Redeemable preference shares(2)	8.3	8.3	—	—	—	—
Dividend requirements on redeemable preference shares(3)	0.6	0.6	—	—	—	—
Liabilities for uncertain tax positions(4)	4.2	—	—	—	—	4.2

Total contractual cash obligations	$98.6	$69.6	$3.8	$4.1	$16.9	$4.2

(1)	From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf in the event we cancel or terminate the purchasing agreement. It is not our intent, nor is it reasonably likely, that we would cancel a purchase order that we have executed. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, we have no basis to estimate any future liability under these agreements.
(2)	Assumes early redemption will occur on January 30, 2012. For further information, please see “Note 8. Redeemable Preference Shares” in our audited financial statements under Item 8 in this Annual Report on Form 10-K.
(3)	The dividend rate is 12% and assumes redemption on January 30, 2012.
(4)	Liabilities for uncertain tax positions of $4.2 million were included in long-term liabilities in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

Commercial Commitments

We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit and other arrangements with financial institutions and insurers primarily relating to the guarantee of future performance on certain tenders and contracts to provide products and services to customers. As of July 1, 2011, we had commercial commitments on outstanding surety bonds, standby letters of credit, guarantees and other arrangements, as follows:

	Expiration of Commitments by Fiscal Year
	Total	2012	2013	2014	After 2014
	(In millions)
Standby letters of credit used for:
Bids	$1.2	$1.2	$—	$—	$—
Down payments	0.7	0.6	—	—	0.1
Performance	8.1	2.5	5.3	0.3	—
Warranty	—	—	—	—	—

	10.0	4.3	5.3	0.3	0.1
Surety bonds used for:
Bids	0.8	0.8	—	—	—
Tax and payment guarantees	8.0	2.4	—	5.6	—
Payment bonds	59.1	59.1	—	—	—
Warranty bonds	0.1	0.1	—	—	—

	68.0	62.4	—	5.6	—

Total commitments	$78.0	$66.7	$5.3	$5.9	$0.1

During fiscal year 2012, we expect to spend approximately $8.0 million to $9.0 million for capital expenditures.

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

Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of July 1, 2011, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.

Due to our downsizing of certain operations pursuant to acquisitions, restructuring plans or otherwise, certain properties leased by us have been sublet to third parties. In the event any of these third parties vacate any of these premises, we would be legally obligated under master lease arrangements. We believe that the financial risk of default by such sublessors is individual and in the aggregate not material to our financial position, results of operations or cash flows.

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

Substantially all derivatives outstanding as of July 1, 2011 are designated as cash flow hedges or non-designated hedges of recorded balance sheet positions. All derivatives are recognized on the balance sheet at their fair value. The total gross notional amount of outstanding derivatives as of July 1, 2011 was $61.5 million, of which $9.4 million were designated as cash flow hedges and $52.1 million were not designated as cash flow hedging instruments.

A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of July 1, 2011 would have an impact of approximately $4.3 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

As of July 1, 2011, we had 49 foreign currency forward contracts outstanding with a total net notional amount of $31.6 million consisting of 13 different currencies, primarily the Canadian dollar, Euro, Philippine peso, Polish zloty and Republic of South Africa rand. Following is a summary by currency of the contract net notional amounts grouped by the underlying foreign currency as of July 1, 2011:

	Contract Amount (Local Currency)			Contract Amount
	(USD)
	(In millions)
Canadian dollar (“CAD”) net contracts to receive (pay) USD	(CAD	)	3.5	$3.6
Euro (“EUR”) net contracts to receive (pay) USD	(EUR	)	10.2	$14.4
Philippine peso (“PHP”) net contracts to receive (pay) USD	(PHP	)	(181.1)	$(4.2)
Polish zloty (“PLN”) net contracts to receive (pay) USD	(PLN	)	26.1	$9.2
Republic of South Africa rand (“ZAR”) net contracts to receive (pay) USD	(ZAR	)	37.9	$5.5
All other currencies net contracts to receive (pay) USD				$3.1

Total of all currencies				$31.6

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

	Contract Amount (Local Currency)			Contract Amount
	(USD)
	(In millions)
Canadian dollar (“CAD”) net contracts to receive (pay) USD	(CAD	)	3.4	$3.2
Euro (“EUR”) net contracts to receive (pay) USD	(EUR	)	(2.9)	$(3.5)
Philippine peso (“PHP”) net contracts to receive (pay) USD	(PHP	)	(136.3)	$(3.0)
Polish zloty (“PLN”) net contracts to receive (pay) USD	(PLN	)	28.6	$8.6
Singapore dollar (“SGD”) net contracts to receive (pay) USD	(SGD	)	2.9	$2.1
Republic of South Africa rand (“ZAR”) net contracts to receive (pay) USD	(ZAR	)	31.2	$4.1
All other currencies net contracts to receive (pay) USD				$2.6

Total of all currencies				$14.1

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term debt borrowings.

Exposure on Cash Equivalents

We had $98.2 million in total cash and cash equivalents as of July 1, 2011. Cash equivalents totaled $59.3 million as of July 1, 2011. Cash equivalents have been recorded at fair value on our balance sheet.

We do not use derivative financial instruments in our short-term investment portfolio. We invest in high-credit quality issues and, by policy, limit the amount of credit exposure to any one issuer and foreign country. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The portfolio is also designed to ensure that funds are readily available as needed to meet our liquidity needs. This policy reduces the potential need to sell securities in order to meet liquidity needs and therefore the potential effect of changing market rates on the value of securities sold.

The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents held as of July 1, 2011 was one day, and these investments had an average yield of 0.11% per annum. A 10% change in interest rates on our cash and cash equivalents is not expected to have a material impact on our financial position, results of operations or cash flows.

Exposure on Borrowings

During fiscal 2011, borrowings under our previous $70 million revolving credit facility incurred interest under the London Interbank Offered Rate (“LIBOR”) plus 1.50% to 2.48%. As of October 1, 2010 borrowings under this facility were repaid with the proceeds of a loan under our new $40 million credit facility, which has incurred interest at the prime rate. As of July 1, 2011, our weighted average interest rate was 3.25%. During fiscal 2011, we had between $5 million and $6 million of short-term borrowings outstanding under the credit facilities. We recorded total interest expense on these borrowings of $0.2 million during fiscal 2011. A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations or cash flows since interest on our short-term debt is not material to our overall financial position.

Impact of Foreign Exchange

Approximately 18% of our international business was transacted in non U.S. dollar currency environments in fiscal 2010 compared with 16% in fiscal 2010. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars is included as a component of stockholders’ equity. As of July 1, 2011, the cumulative translation adjustment decreased stockholders’ equity by $2.6 million compared with a decrease of $2.9 million as of July 2, 2010.

Seasonality

Our fiscal third quarter revenue and orders have historically been lower than the revenue and orders in the immediately preceding second quarter because many of our customers utilize a significant portion of their capital budgets at the end of their fiscal year, the majority of our customers begin a new fiscal year on January 1, and capital expenditures tend to be lower in an organization’s first quarter than in its fourth quarter. We anticipate that this seasonality will continue. The seasonality between the second quarter and third quarter may be affected by a variety of factors, including changes in the global economy and other factors. Please refer to the section entitled “Risk Factors” in Item 1A in this Annual Report on Form 10-K.

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

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our significant accounting policies are more fully described in “Note 1. The Company and Summary of Significant Accounting Policies” in the notes to consolidated financial statements. In preparing our financial statements and accounting for the underlying transactions and balances, we apply those accounting policies. We consider the estimates discussed below as critical to an understanding of our financial statements because their application places the most significant demands on our judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.

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

Revenue Recognition

We generate substantially all of our revenue from the sales or licensing of our microwave radio and wireless access systems, network management software, and professional services including installation and commissioning and training. Principal customers for our products and services include domestic and international wireless/mobile service providers, original equipment manufacturers, distributors, system integrators, as well as private network users such as public safety agencies, government institutions, and utility, pipeline, railroad and other industrial enterprises that operate broadband wireless networks. Our customers generally purchase a combination of our products and services as part of a multiple element arrangement. Our assessment of which revenue recognition guidance is appropriate to account for each element in an arrangement can involve significant judgment. This assessment has a significant impact on the amount and timing of revenue recognition.

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

•

Collectability is reasonably assured. We use judgment to assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

We often enter into multiple contractual agreements with the same customer. Such agreements are reviewed to determine whether they should be evaluated as one arrangement. If an arrangement, other than a long-term contract, requires the delivery or performance of multiple deliverables or elements, we determine whether the individual elements represent “separate units of accounting”. The determination as to whether multiple contractual agreements should be evaluated as one arrangement and the identification of units of accounting in an arrangement requires significant judgment and impacts the amount of product and service revenue recognized in a given period.

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

Vendor-specific objective evidence (“VSOE”) of fair value is based on the price charged when the element is sold separately. Under the new accounting standards, for multiple element arrangements, if VSOE cannot be established, we establish, where available, the selling price based on third-party evidence (“TPE”). TPE requires judgment and is determined based on evidence of competitor pricing for similar deliverables when sold separately. When we cannot determine VSOE or TPE which is typically the case, we use the estimated selling price (“ESP”) in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would typically transact a stand-alone sale of the product or service. In determining ESP, we apply significant judgment as we weigh a variety of factors including our pricing policies, internal costs and gross margin objectives, method of distribution, information gathered from experience in customer negotiations, market research and information, recent technological trends, competitive landscape and geographies. The determination of ESP is approved by our management taking into consideration our pricing strategy. We regularly review VSOE, TPE and ESP and maintain internal controls over the establishment and updates of these estimates. We do not expect a material impact in future periods from changes in VSOE, TPE or ESP.

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

Inventory Valuation and Provisions for Excess and Obsolete Losses

Our inventories have been valued at the lower of cost or market. We balance the need to maintain prudent inventory levels to ensure competitive delivery performance with the risk of excess or obsolete inventory due to changing technology and customer requirements, and new product introductions. Beginning in the first quarter of fiscal 2011, the manufacturing of our products was handled primarily by contract manufacturers with the intent to complete all activity transfer by the end of fiscal 2011. Our contract manufacturers procure components and manufacture our products based on our forecast of product demand. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand, the stage of the product life cycle, anticipated end of product life and production requirements. During fiscal 2011, 2010 and 2009, we recorded charges to reduce the carrying value of our inventories to the lower of cost or market totaling $14.5 million, $29.6 million and $23.1 million, respectively. Such charges equaled 3.2%, 6.4%, and 3.4% of our revenue in fiscal 2011, 2010 and 2009, respectively. The review of excess and obsolete inventory primarily relates to the microwave business. Several factors may influence the sale and use of our inventories, including decisions to exit a product line, technological change, new product development and competing product offerings. These factors could result in a change in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may be overstated or understated. In the future, if we determine that our inventory is overvalued, we would be required to recognize such costs in cost of product sales and services in our Statement of Operations at the time of such determination. In the case of goods which have been written down below cost at the close of a fiscal year, such reduced amount is considered the new lower cost basis for subsequent accounting purposes, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We did not make any material changes in the valuation methodology during the past three fiscal years.

Our customer service inventories are stated at the lower of cost or market. We carry service parts because we generally provide product warranty for 12 to 24 months and earn revenue by providing enhanced and extended warranty and repair service during and beyond this warranty period. Customer service inventories consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use permanently or on a temporary basis while the defective unit is being repaired. We record adjustments to reduce the carrying value of customer service inventories to their net realizable value. Factors influencing these adjustments include product life cycles, end of service life plans and volume of enhanced or extended warranty service contracts. Estimates of net realizable value involve significant estimates and judgments about the future, and revisions would be required if these factors differ from our estimates.

Impairment of Goodwill, Identifiable Intangible Assets and Long-Lived Assets

We account for business combinations using the purchase method of accounting which means we record the assets acquired and liabilities assumed at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill.

Valuation of intangible assets and in-process research and development requires significant estimates and assumptions including, but not limited to, determining the timing and expected costs to complete development projects, estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the successful completion of development projects, continuation of customer relationships and renewal of customer contracts. The amounts and useful lives assigned to identifiable intangible assets and other long-lived assets impact the amount and timing of future amortization and depreciation expense. Accordingly a subsequent reduction in the estimated carrying value or useful life of an asset would result in an accelerated recognition of amortization or depreciation expense.

We review the carrying value of our intangible assets and goodwill for impairment on an annual basis and whenever events or circumstances indicate that these assets may have become impaired. Significant negative industry or economic trends, including a lack of recovery in the market price of our common stock, disruptions to our business, unexpected significant changes or planned changes in the use of the intangible assets, and mergers and acquisitions could result in the need to reassess the fair value of our assets and liabilities which could lead to an impairment charge for any of our intangible assets or goodwill. The value of our intangible assets and goodwill could also be impacted by future adverse changes such as any future declines in our operating results, a significant slowdown in the worldwide economy and the microwave industry or any failure to meet the performance projections included in our forecasts of future operating results.

We have two reporting units, consisting of our North America segment and International segment. Goodwill is tested for impairment at the reporting unit level annually during the fourth quarter of our fiscal year using a two-step process. First, we determine if the carrying amount of any of our reporting units exceeds its fair value (determined using an analysis of a combination of projected discounted cash flows and market multiples based on revenue and earnings before interest, taxes, depreciation and amortization), which would indicate a potential impairment associated with that reporting unit. If we determine that a potential impairment exists, we then compare the implied fair value associated with the respective reporting unit, to its carrying amount to determine if there is an impairment loss.

Evaluations of impairment involve management estimates of asset useful lives, future cash flows and discount rates. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. For example, we recorded impairment charges of $63.2 million for identifiable intangible assets in fiscal 2010 and impairment charges of $279.0 million for goodwill and $32.6 million for the Stratex trade name in fiscal 2009.

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

Income Taxes and Tax Valuation Allowances

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities of amounts reported in our Consolidated Balance Sheet, as well as operating loss and tax credit carryforwards. Significant changes in these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We record deferred taxes by applying enacted statutory tax rates to the respective jurisdictions. We have accounted for taxes on income in our most significant international jurisdiction, Singapore, using a favorable tax rate that has been negotiated with the Singapore government for a duration of five years. This negotiated favorable tax rate is based on us meeting certain benchmarks. Due to the tax losses in Singapore, we did not realize any tax benefits in Singapore during the current year. We are currently in negotiation with EDB in amending the tax ruling. Also, because certain temporary differences will be realized during this tax holiday period and other temporary differences are anticipated to reverse outside of this period, we are required to estimate the appropriate tax rate to use in measuring deferred taxes. That estimate is based upon the best available information at each reporting period.

We follow specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances as required. Future realization of deferred tax assets ultimately depends on meeting certain criteria in ASC 740. One of the major criteria is the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Our judgments regarding future profitability may change due to many factors, including future market conditions and our ability to successfully execute our business plans and/or tax planning strategies. Should there be a change in our ability to recover our deferred tax assets, our tax provision would increase or decrease in the period in which the assessment is changed.

The accounting estimates related to the liability for uncertain tax position require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. It is inherently difficult and subjective to estimate our reserves for the uncertain tax positions. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will be same as these estimates. These estimates are updated quarterly based on factors such as change in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Aviat Networks, Inc.

We have audited the accompanying consolidated balance sheets of Aviat Networks, Inc. as of July 1, 2011 and July 2, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended July 1, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aviat Networks, Inc. at July 1, 2011 and July 2, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 1, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in the year ended July 2, 2010, Aviat Networks, Inc. changed its method of accounting for revenue recognition for arrangements with multiple deliverables.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aviat Networks, Inc.’s internal control over financial reporting as of July 1, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

September 12, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Aviat Networks, Inc.

We have audited Aviat Networks, Inc.’s internal control over financial reporting as of July 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aviat Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Aviat Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 1, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aviat Networks, Inc. as of July 1, 2011 and July 2, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended July 1, 2011 of Aviat Networks, Inc. and our report dated September 12, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

September 12, 2011

AVIAT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	July 1, 2011	July 2, 2010	July 3, 2009
	(In millions, except per share amounts)
Revenues:
Revenue from product sales	$357.5	$356.6	$537.0
Revenue from services	94.6	108.9	140.9

Total revenues	452.1	465.5	677.9
Cost of revenues:
Cost of product sales	252.3	236.1	360.7
Cost of services	71.0	72.5	106.2
Charges for product transition	—	16.9	29.8
Amortization of purchased technology	0.7	7.2	7.1

Total cost of revenues	324.0	332.7	503.8

Gross margin	128.1	132.8	174.1
Operating expenses
Research and development expenses	40.5	31.1	36.4
Selling and administrative expenses	104.0	134.7	135.9
Amortization of identifiable intangible assets	2.8	5.0	5.5
Acquired in-process research and development	—	—	2.4
Property, plant and equipment impairment charges	—	8.7	3.2
Intangible assets and trade name impairment charges	—	57.7	32.6
Goodwill impairment charges	—	—	279.0
Restructuring charges	15.4	7.1	8.2

Total operating expenses	162.7	244.3	503.2

Operating loss	(34.6)	(111.5)	(329.1)
Loss on sale of NetBoss assets	(4.6)	—	—
Other income (loss), net	(3.6)	1.2	—
Interest income	0.3	0.3	0.9
Interest expense	(2.2)	(2.2)	(2.8)

Loss from continuing operations before income taxes	(44.7)	(112.2)	(331.0)
Provision for (benefit from) income taxes	14.1	(3.8)	17.8

Loss from continuing operations	(58.8)	(108.4)	(348.8)
Loss from discontinued operations, net of tax	(31.7)	(21.8)	(6.2)

Net loss	$(90.5)	$(130.2)	$(355.0)

Per share data: (1)
Basic and diluted loss per common share from continuing operations	$(1.00)	$(1.82)	$(5.94)
Basic and diluted loss per common share from discontinued operations	$(0.54)	$(0.37)	$(0.11)

Basic and diluted net loss per common share	$(1.54)	$(2.19)	$(6.05)

Basic and diluted weighted average shares outstanding	58.6	59.4	58.7

(1)	In fiscal year 2009, we had Class A and Class B shares of common stock outstanding. The net loss per common share amounts were the same for Class A and Class B during fiscal year 2009 because the holders of each class were legally entitled to equal per share distributions whether through dividends or in liquidation. There were no shares of Class B common stock outstanding during fiscal years 2011 and 2010. Effective November 19, 2009, under a change to our certificate of incorporation approved by stockholders, all shares of our Class A common stock were reclassified on a one-to-one basis to shares of Common Stock without a class designation; we no longer have Class A or Class B common stock authorized, issued or outstanding.

See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	July 1, 2011	July 2, 2010
	(In millions, except share and par value amounts)
ASSETS
Current Assets
Cash and cash equivalents	$98.2	$141.7
Receivables, net	133.0	104.8
Unbilled costs	24.8	30.2
Inventories	50.6	65.9
Customer service inventories	21.2	10.8
Deferred income taxes	0.8	—
Other current assets	21.7	33.1

Total current assets	350.3	386.5
Long-Term Assets
Property, plant and equipment, net	21.6	23.7
Goodwill	5.6	6.2
Identifiable intangible assets, net	4.1	7.5
Deferred income taxes	0.7	13.1
Other assets	1.6	10.0

Total long-term assets	33.6	60.5

Total assets	$383.9	$447.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$6.0	$5.0
Accounts payable	70.3	58.6
Accrued compensation and benefits	11.1	14.5
Redeemable preference shares	8.3	—
Other accrued expenses	50.3	45.3
Advance payments and unearned income	45.8	37.2
Deferred income taxes	0.9	—
Restructuring liabilities	4.4	6.0

Total current liabilities	197.1	166.6
Long-Term Liabilities
Restructuring and other long-term liabilities	3.5	2.7
Redeemable preference shares	—	8.3
Reserve for uncertain tax positions	4.2	5.6
Deferred income taxes	1.4	0.6

Total Liabilities	206.2	183.8
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; issued and outstanding 60,611,561shares as of July 1, 2011 and 59,400,059 shares as of July 2, 2010	0.6	0.6
Additional paid-in-capital	791.6	786.5
Accumulated deficit	(611.8)	(521.3)
Accumulated other comprehensive loss	(2.7)	(2.6)

Total Stockholders’ Equity	177.7	263.2

Total Liabilities and Stockholders’ Equity	$383.9	$447.0

See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	July 1, 2011	July 2, 2010	July 3, 2009
	(In millions)
Operating Activities
Net loss	$(90.5)	$(130.2)	$(355.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of identifiable intangible assets	3.4	13.8	13.8
Depreciation and amortization of property, plant and equipment and capitalized software	8.6	20.0	22.1
Goodwill impairment charges	—	—	279.0
Intangible asset impairment charges	—	63.2	32.6
Property, plant and equipment impairment charges	—	7.9	—
Acquired in-process research and development	—	—	2.4
Non-cash share-based compensation expense	4.8	3.2	2.8
Deferred income tax expense (benefit)	11.0	4.2	16.0
Charges for product transition and inventory mark-downs	20.2	13.5	29.3
Loss on held for sale assets, net	9.5	—	—
Loss on sale of NetBoss assets	4.6	—	—
Other	—	(1.2)	(0.6)
Changes in operating assets and liabilities:
Receivables	(25.8)	38.5	61.1
Unbilled costs	5.5	2.4	(9.3)
Inventories	(6.4)	12.2	(0.3)
Customer service inventories	(10.9)	(3.1)	(1.6)
Accounts payable	11.5	(11.0)	(11.5)
Accrued expenses	3.8	(9.1)	(7.2)
Advance payments and unearned income	8.5	(0.1)	7.2
Income taxes payable or receivable	(1.9)	—	—
Restructuring liabilities and other assets and liabilities	2.6	(0.9)	(13.3)

Net cash provided by (used in) operating activities	(41.5)	23.3	67.5

Investing Activities
Cash received from sale of NetBoss assets	3.8	—	—
Cash payments for business acquisition, net	—	(4.2)	(4.3)
Proceeds from sale of property, plant and equipment	—	5.4	—
Sales and maturities of short-term investments	—	0.3	4.0
Purchases of short-term investments	—	—	(1.2)
Additions of property, plant and equipment	(7.2)	(12.9)	(12.0)
Additions of capitalized software	(0.8)	(2.9)	(5.8)

Net cash used in investing activities	(4.2)	(14.3)	(19.3)

Financing Activities
Proceeds from short-term debt arrangement	6.0	6.3	10.0
Payments on short-term debt arrangement	(5.0)	(11.3)	—
Proceeds from long-term debt arrangement	—	—	(9.8)
Proceeds from share-based compensation awards	0.2	0.1	—
Payments on capital lease obligations	—	(0.4)	(1.3)

Net cash provided by (used in) financing activities	1.2	(5.3)	(1.1)
Effect of exchange rate changes on cash and cash equivalents	1.0	1.2	(5.3)

Net increase (decrease) in cash and cash equivalents	(43.5)	4.9	41.8
Cash and cash equivalents, beginning of year	141.7	136.8	95.0

Cash and cash equivalents, end of year	$98.2	$141.7	$136.8

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$2.2	$2.2	$2.8
Income taxes	$(2.7)	$(3.6)	$2.6

See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’

EQUITY AND COMPREHENSIVE LOSS

	Common Stock Shares	Common Stock Class A Shares	Common Stock Class B Shares	Common Stock	Common Stock Class A	Common Stock Class B	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	(In millions)
Balance as of June 27, 2008	—	25.6	32.9	$—	$0.3	$0.3	$779.9	$(36.1)	$3.8	$748.2
Net loss	—	—	—	—	—	—	—	(355.0)	—	(355.0)
Foreign currency translation loss	—	—	—	—	—	—	—	—	(8.5)	(8.5)
Net unrealized loss on hedging activities	—	—	—	—	—	—	—	—	(0.1)	(0.1)

Comprehensive loss										(363.6)
Adjustment to capital from Harris Corporation	—	—	—	—	—	—	0.5	—	—	0.5
Issuance of stock related to employee share-based awards	—	0.4	—	—	—	—	—	—	—	—
Conversion of Class B shares to Class A shares	—	32.9	(32.9)	—	0.3	(0.3)	—	—	—	—
Share-based compensation	—	—	—	—	—	—	2.8	—	—	2.8

Balance as of July 3, 2009	—	58.9	—	—	0.6	—	783.2	(391.1)	(4.8)	387.9
Net loss	—	—	—	—	—	—	—	(130.2)	—	(130.2)
Foreign currency translation gain	—	—	—	—	—	—	—	—	1.5	1.5
Net unrealized gain on hedging activities	—	—	—	—	—	—	—	—	0.7	0.7

Comprehensive loss										(128.0)
Reclassification of Class A shares to Common Stock	58.9	(58.9)	—	0.6	(0.6)	—	—	—	—	—
Issuance of stock related to employee share-based awards	0.5	—	—	—	—	—	0.1	—	—	0.1
Share-based compensation	—	—	—	—	—	—	3.2	—	—	3.2

Balance as of July 2, 2010	59.4	—	—	0.6	—	—	786.5	(521.3)	(2.6)	263.2
Net loss	—	—	—	—	—	—	—	(90.5)	—	(90.5)
Transfer from CTA to other loss resulting from the liquidation of foreign entities	—	—	—	—	—	—	—	—	0.6	0.6
Foreign currency translation loss	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Net unrealized loss on hedging activities	—	—	—	—	—	—	—	—	(0.4)	(0.4)

Comprehensive loss										(90.6)
Issuance of stock related to employee share-based awards	1.2	—	—	—	—	—	0.2	—	—	0.2
Share-based compensation	—	—	—	—	—	—	4.8	—	—	4.8
Other	—	—	—	—	—	—	0.1	—	—	0.1

Balance as of July 1, 2011	60.6	—	—	$0.6	$—	$—	$791.6	$(611.8)	$(2.7)	$177.7

See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

We design, manufacture and sell a range of wireless networking products, solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe. Our products include broadband wireless access base stations and customer premises equipment for fixed and mobile, point-to-point digital microwave radio systems for access, backhaul, trunking and license-exempt applications, supporting new network deployments, network expansion, and capacity upgrades.

On January 28, 2010, we changed our corporate name from Harris Stratex Networks, Inc. to Aviat Networks, Inc. (“Aviat Networks”, “we,” “us,” and “our”) to more effectively reflect our business and communicate our brand identity to customers. Additionally, the change of our corporate name was to comply with the termination of the Harris Corporation (“Harris”) trademark licensing agreement resulting from the spin-off by Harris of its interest in our stock to its stockholders in May 2009.

Basis of Presentation

The consolidated financial statements include the accounts of Aviat Networks and its wholly-owned and majority owned subsidiaries. Significant intercompany transactions and accounts have been eliminated.

Our fiscal year ends on the Friday nearest calendar June 30. This was July 1 for fiscal 2011, July 2 for fiscal 2010 and July 3 for fiscal 2009. Fiscal year 2009 included 53 weeks and fiscal years 2011 and 2010 each included 52 weeks. In these notes to consolidated financial statements, we refer to our fiscal years as “fiscal 2011,” “fiscal 2010” and “fiscal 2009.”

Reclassifications

Beginning in the third quarter of fiscal 2011, the results of the WiMAX business are presented as discontinued operations in our consolidated financial statements. Historical amounts prior to fiscal 2011 are reclassified to conform to current period presentation. See Note 2 for a discussion of changes in reporting related to our discontinued operations.

In the fourth quarter of fiscal 2011, we reclassified customer service parts, previously reported as a component of property, plant and equipment, as customer service inventories. Accordingly, expenses related to customer service inventories of $1.9 million and $2.2 million for the years ended July 2, 2010 and July 3, 2009, respectively, have been reclassified in the consolidated statements of cash flows from depreciation and amortization to changes in customer service inventories within the cash flows from operating activities section. In addition, the purchases of $5.0 million and $3.8 million of customer service inventories in fiscal 2010 and 2009, respectively, have been reclassified from investing activities to operating activities in the consolidated statements of cash flows.

Use of Estimates

Our consolidated financial statements and the accompanying notes to consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) which require us to make estimates, assumptions and judgments affecting the amounts reported and related disclosures.

Estimates are based upon historical factors, current circumstances and the experience and judgment of our management. We evaluate our estimates and assumptions on an ongoing basis and may employ outside experts to assist us in making these evaluations. Changes in such estimates, based on more accurate information, or different assumptions or conditions, may affect amounts reported in future periods. Such estimates affect significant items, including revenue recognition, provision for doubtful accounts, inventory valuation, fair value of goodwill and intangible assets, valuation allowances for deferred tax assets, uncertainties in income taxes, restructuring obligations, product warranty obligations, share-based awards, contingencies and useful lives of intangible assets, property, plant and equipment.

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

As of July 1, 2011 and July 2, 2010, all of our high-quality marketable debt securities were classified as cash equivalents. Realized gains and losses on short-term investments are recorded in selling and administrative expenses and were not significant during fiscal 2011, 2010 and 2009.

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

To comply with requests from our customers for longer payment terms, we may accept letters of credit with payment terms of up to one year or more, which we generally discount with various financial institutions. Under these arrangements, collection risk is fully transferred to the financial institutions. We record the cost of discounting these letters of credit as interest expense. During fiscal 2011, 2010 and 2009 we discounted customer letters of credit totaling $80.6 million, $91.1 million and $84.7 million, respectively, and recorded related interest expense of $0.4 million, $0.7 million and $1.0 million, respectively.

During fiscal 2011, 2010 and 2009, we had one International segment customer in Africa (Mobile Telephone Networks or MTN) that accounted for 14%, 17% and 17%, respectively, of our total revenue. As of July 1, 2011 and July 2, 2010, MTN accounted for approximately 8% and 7%, respectively, of our accounts receivable. No other customers accounted for more than 10% of our revenue or accounts receivable for the years presented.

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash equivalents, marketable debt securities, trade accounts receivable and financial instruments used in foreign currency hedging activities. We invest our excess cash primarily in prime money market funds, certificates of deposit, commercial paper and corporate notes. We are exposed to credit risks related to such instruments in the event of default or decrease in credit-worthiness of the issuers of the investments. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable, as the majority of our customers are large, well-established companies. However, in certain circumstances, we may require letters of credit, additional guarantees or advance payments. We maintain reserves for potential credit losses, but historically have not experienced any significant losses related to any particular geographic area since our business is not concentrated within any particular geographic region. Our customers are primarily in the telecommunications industry, so our accounts receivable are concentrated within one industry and exposed to concentrations of credit risk within that industry. Accounts receivable are written off when attempts to collect outstanding amounts have been exhausted or there are other indicators that the amounts are no longer collectible.

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

Customer Service Inventories

Our customer service inventories are stated at the lower of cost or market. We carry service parts because we generally provide product warranty for 12 to 24 months and earn revenue by providing enhanced and extended warranty and repair service during and beyond this warranty period. Customer service inventories consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use permanently or on a temporary basis while the defective unit is being repaired. We record adjustments to reduce the carrying value of customer service inventories to their net realizable value. Factors influencing these adjustments include product life cycles, end of service life plans and volume of enhanced or extended warranty service contracts. Estimates of net realizable value involve significant estimates and judgments about the future, and revisions would be required if these factors differ from our estimates.

Income Taxes and Related Uncertainties

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by tax rates at which temporary differences are expected to reverse. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities. A valuation allowance is established to offset any deferred tax assets if, based upon the available information, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized on the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvements. The useful lives of the assets are generally as follows:

Buildings and leasehold improvements	2 to 45 years
Software developed for internal use	3 to 5 years
Machinery and equipment	2 to 5 years

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

Valuation of intangible assets and in-process research and development requires significant estimates and assumptions including, but not limited to, determining the timing and expected costs to complete development projects, estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the successful completion of development projects, continuation of customer relationships and renewal of customer contracts. Intangible assets determined to have finite lives are amortized over their estimated useful lives.

Goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are tested for impairment at the reporting unit level at least annually in the fourth quarter of our fiscal year. In addition, we review the carrying value of our intangible assets and goodwill for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Significant negative industry or economic trends, including a lack of recovery in the market price of our common stock, disruptions to our business, unexpected significant changes or planned changes in the use of the intangible assets, and mergers and acquisitions could result in the need to reassess the fair value of our assets and liabilities which could lead to an impairment charge for any of our intangible assets or goodwill. The value of our indefinite lived intangible assets and goodwill could also be impacted by future adverse changes such as any future declines in our operating results, a significant slowdown in the worldwide economy and the microwave industry or any failure to meet the performance projections included in our forecasts of future operating results.

We have two reporting units, consisting of our North America segment and International segment. Goodwill is tested for impairment using a two-step process. First, we determine if the carrying amount of any of our reporting units exceeds its fair value (determined using an analysis of a combination of projected discounted cash flows and market multiples based on revenue and earnings before interest, taxes, depreciation and amortization), which would indicate a potential impairment associated with that reporting unit. If we determine that a potential impairment exists, we then compare the implied fair value associated with the respective reporting unit, to its carrying amount to determine if there is an impairment loss.

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

Total amortization expense related to capitalized software was $1.0 million, $2.8 million and $3.4 million in fiscal 2011, 2010 and 2009, respectively. Unamortized capitalized software was $1.2 million and $9.8 million as of July 1, 2011 and July 2, 2010, respectively.

Other Accrued Expenses and Other Assets

No accrued liabilities or expenses within other accrued expenses on our consolidated balance sheets exceed 5% of our total current liabilities as of July 1, 2011 or as of July 2, 2010. Other accrued expenses on our consolidated balance sheets primarily includes accruals for sales commissions, warranties and severance. No current assets other than those already disclosed on the consolidated balance sheets exceed 5% of our total current assets as of July 1, 2011 or as of July 2, 2010. No assets within the caption “Other assets” on the consolidated balance sheets exceed 5% of total assets as of July 1, 2011 or as of July 2, 2010.

Warranties

On product sales we provide for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which we do business. In the case of products sold by us, our warranties generally start from the delivery date and continue for one to two years, depending on the terms.

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

Our software license agreements generally include certain provisions for indemnifying customers against liabilities should our software products infringe a third party’s intellectual property rights. As of July 1, 2011, we had not incurred any material costs as a result of such indemnification and have not accrued any liabilities related to such obligations in our consolidated financial statements.

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

Contingent Liabilities

We have unresolved legal and tax matters, as discussed further in “Note 12. Income Taxes” and “Note 15. Legal Proceedings”. We record a loss contingency as a charge to operations when (i) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements; and (ii) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both those conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. We expense all legal costs incurred to resolve regulatory, legal and tax matters as incurred.

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

Gains and losses resulting from foreign exchange transactions and translation of monetary assets and liabilities in non-functional currencies are included in cost of product sales and services in the accompanying consolidated statements of operations. Net foreign exchange (losses) gains recorded in our consolidated statements of operations during fiscal 2011, 2010 and 2009 totaled $(2.6) million, $0.3 million and $(7.4) million, respectively.

Retirement Benefits

As of July 1, 2011, we provided retirement benefits to substantially all employees primarily through our defined contribution retirement plans. These plans have matching and savings elements. Contributions by us to these retirement plans are based on profits and employees’ savings with no other funding requirements. We may make additional contributions to the plan at our discretion.

Contributions to retirement plans are expensed as incurred. Retirement plan expense amounted to $3.3 million, $2.8 million and $2.7 million in fiscal 2011, 2010 and 2009, respectively.

Financial Guarantees, Commercial Commitments and Indemnifications

Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of July 1, 2011, we had no guarantees applicable to our debt arrangements. We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of July 1, 2011, we had commercial commitments of $78.0 million outstanding, none of which are accrued for in our consolidated balance sheets.

Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our software products infringe the intellectual property rights of a third party. To date we have not received any notice that any customer is subject to an infringement claim arising from the use of our software products; we have not received any request to defend any customers from infringement claims arising from the use of our software products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our software products. Because the outcome of infringement disputes are related to the specific facts in each case, and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of July 1, 2011, we had not recorded any liabilities related to these indemnifications.

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

In October 2009, the FASB issued ASC Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 provides for three significant changes to the existing multiple element revenue recognition guidance as follows:

•

Deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement. This may result in more deliverables being treated as separate units of accounting.

•

Modifies the manner in which the arrangement consideration is allocated to the separately identified deliverables. ASU 2009-13 requires an entity to allocate revenue in an arrangement using its best estimate of selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”), if VSOE is not available. Each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means (VSOE or TPE) to determine the selling price of that deliverable. The arrangement consideration is allocated based on the elements’ relative selling prices.

•

Eliminates use of the residual method and requires an entity to allocate revenue using the relative selling price method, which results in the discount in the transaction being evenly allocated to the separate units of accounting.

Concurrently with issuing ASU 2009-13, the FASB also issued ASU No. 2009-14, Certain Revenue arrangements that Include Software Elements (“ASU 2009-14”). ASU 2009-14 excludes software that is contained on a tangible product from the scope of software revenue guidance if the software component and the non-software component function together to deliver the tangible products’ essential functionality.

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

VSOE of fair value is based on the price charged when the element is sold separately. For multiple element arrangements, if VSOE cannot be established, we establish, where available, the selling price based on TPE. TPE is determined based on evidence of competitor pricing for similar deliverables when sold separately. When we cannot determine VSOE or TPE which is typically the case, we use ESP in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would typically transact a stand-alone sale of the product or service. ESP is determined by considering a number of factors including our pricing policies, internal costs and gross margin objectives, method of distribution, information gathered from experience in customer negotiations, market research and information, recent technological trends, competitive landscape and geographies. The determination of ESP is approved by our management taking into consideration our pricing strategy. We regularly review VSOE, TPE and ESP and maintain internal controls over the establishment and updating of these estimates.

For our proprietary and OEM products, we determine ESP using a discount off list methodology. Under this approach, reasonably available data points, including deals bid and won in the past rolling four quarters and competitor pricing data, for each part number are gathered . Then similar parts are grouped together and the average net price and the discount off the list price are calculated for each group of products. Since we have determined that pricing varies significantly by geography, the data is further stratified by geography. Within geographies, the data is stratified based on type of customer, distribution channel and estimated deal size or customer volume as larger opportunities with multiple deliverables bundled are more likely to receive preferential pricing. Based on all the available information (pricing practices and trends, competition, market, potential pricing limitations set by the competitors for the similar or identical product, functionality and expected technological life of the product, etc.), the final discount off list percentage is determined. Using the discount off list price percentage, the best estimated selling price for each product is determined.

For services ESP, we also stratify data based on geography, type of customer and estimated deal size. For training and extended support services, we determine ESP using a discount off list methodology as discussed above. For technical and installation services, we determine ESP using an estimated margin methodology. Under this methodology, ESP’s are determined based on estimated margins anticipated. We consider historical margins as well as current pricing trends and market conditions when determining the estimated margin.

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

Some of our products have both software and non-software components that function together to deliver the product’s essential functionality. We previously determined that the software element in our products was incidental in accordance with the software revenue recognition rules. Accordingly, these products were not within the scope of the software revenue recognition rules, ASC 985-605, Software Revenue Recognition.

The impact of adopting ASU 2009-13 and ASU 2009-14 did not have a material impact on any amounts previously reported. We believe that the new guidance significantly improves the reporting of these types of transactions to more closely reflect the underlying economics of the transactions. We cannot reasonably estimate the effect of adopting ASU 2009-13 and ASU 2009-14 on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

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

Presentation of Transactional Taxes Collected from Customers and Remitted to Government Authorities

We present transactional taxes (e.g., sales tax) collected from customers and remitted to governmental authorities on a net basis.

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

Net Income (Loss) per Share of Common Stock

We compute net income (loss) per share of common stock using the two-class method. Basic net income (loss) per share is computed using the weighted average number of common shares and participating securities outstanding. Our unvested restricted shares (including restricted stock awards and performance share awards) contain rights to receive non-forfeitable dividends and therefore are considered to be participating securities and would be included in the calculations of net income per basic and diluted common share. However, we incurred a net loss in fiscal 2011, fiscal 2010 and fiscal 2009. In accordance with ASC subtopic 260-10, undistributed losses are not allocated to unvested restricted shares due to the fact that the unvested restricted shares are not contractually obligated to share in the losses of the company.

As a result of the company’s net loss in fiscal 2011, fiscal 2010 and fiscal 2009, the computation of diluted net loss per share for these periods excluded all potential common stock equivalents outstanding as their effect was anti-dilutive. Accordingly, our basic and diluted net loss per share amounts are the same.

Restructuring and Related Expenses

We record a liability for costs associated with an exit or disposal activity when the liability is incurred. We also record (i) liabilities associated with exit and disposal activities measured at fair value; (ii) expenses for one-time termination benefits at the date we notify the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; and (iii) liabilities related to an operating lease/contract at fair value and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract). We expense all other costs related to an exit or disposal activity as incurred. We record severance benefits provided as part of an ongoing benefit arrangement, and accrue a liability for expected severance costs. Restructuring liabilities and the liability for expected severance costs are shown as “Restructuring liabilities” in current and long-term liabilities on our consolidated balance sheets and the related costs are reflected as operating expenses in the consolidated statements of operations.

Research and Development Costs

Our company-sponsored research and development costs, which include costs in connection with new product development, improvement of existing products, process improvement, and product use technologies, are charged to operations in the period in which they are incurred.

Segment Information

We have two business segments: North America and International. Our Chief Executive Officer is the Chief Operating Decision-Maker (the “CODM”). Resources are allocated to each of these segments using information based primarily on their operating income (loss). Operating income (loss) is defined as revenue less cost of product sales and services, engineering, selling and administrative expenses, restructuring charges, acquired in-process research and development, impairments and amortization of identifiable intangible assets. General corporate expenses are allocated to the North America and International segments based on revenue. Information related to assets, capital expenditures and depreciation and amortization for the operating segments is not part of the discrete financial information provided to and reviewed by the CODM for this purpose.

Recently Issued Accounting Standards

In June 2011, the FASB issued an accounting standards update on the presentation of comprehensive income. This update eliminates one of the presentation options provided by current U.S. GAAP, that is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is to be applied retrospectively and is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2011, which for us is our fiscal 2013. The adoption of this update will not impact our consolidated financial position or results of operations. We are currently evaluating the disclosure impact of the adoption of this guidance on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Topic 350, “ Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”), which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that goodwill impairment exists. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, which for us is our fiscal 2012. We do not expect that the adoption of ASU 2010-28 will have a material impact on our consolidated financial position or results of operations.

Note 2. Acquisitions and Divestures

Acquisition of Telsima

In February 2009, we acquired Telsima Corporation (“Telsima”) for $13.1 million in cash. Telsima was a privately-held leading developer and provider of WiMAX Forum Certified(TM) products for use in next generation broadband wireless networks. We completed the Telsima Acquisition to acquire WiMAX(TM) technology and products for use in next-generation broadband wireless networks and to enhance our ability to expand into new and emerging markets.

The Telsima acquisition was accounted for as a purchase business combination and we recorded a total of $6.2 million of goodwill resulting from the purchase price allocation. During the fourth quarter of fiscal 2010, subsequent to one year from the date of acquisition, we recorded a $1.2 million gain in other income on our consolidated statement of operations from the final settlement of the purchase price.

WiMAX Discontinued Operations

In March 2011, our board of directors approved a plan for the sale of our WiMAX business and we engaged an investment bank to market the sale of WiMAX business. In making the decision, we considered WiMAX business’ history of operating losses, lower than anticipated sales volume and additional investment required to achieve competitive technology, product functionality and manufacturing costs and to increase selling, marketing and distribution efforts. This decision resulted from an effort to complete the strategic plan to streamline our business activities and focus our time and resources on growing our core microwave business to better position us for long-term success. The sale of WiMAX business was completed on September 2, 2011.

From the third quarter of fiscal 2011, we began accounting for WiMAX business as a discontinued operation. We have reclassified WiMAX business’ operating results for all prior periods presented to loss from discontinued operations in our consolidated statements of operations. We also classified the assets and liabilities of WiMAX business as held for sale, and, accordingly, included WiMAX business’ assets in other current assets, and the related liabilities in other accrued expenses on our condensed consolidated balance sheets as of July 1, 2011 and July 2, 2010.

In conjunction with the reclassification of WiMAX business as a discontinued operation, a $0.6 million of goodwill was allocated to the WiMAX business. Concurrently we performed an impairment review and recorded a $0.6 million impairment charge for WiMAX business goodwill, which was included in loss from discontinued operations. As of July 1, 2011, the net assets of the WiMAX business have been adjusted to their estimated fair value less cost of disposition. WiMAX business’ assets and liabilities included the following as of July 1, 2011 and July 2, 2010:

	July 1, 2011	July 2, 2010
Assets held for sale:
Inventories, net	$7.0	$7.6
Equipment	1.5	3.1
Valuation allowance	(8.5)	—

	$—	$10.7

Liabilities related to assets held for sale:
Accrued liabilities	$0.3	$—

The following table includes WiMAX business’ operating results, which were historically included in our International segment:

	Fiscal Year Ended
	July 1, 2011	July 2, 2010	July 3, 2009
	(In millions)
Revenues	$20.6	$13.4	$2.0
Loss from discontinued operations, net of tax of zero	$(31.7)	$(21.8)	$(6.2)

Sale of NetBoss Assets

In September 2010, we sold our NetBoss assets, consisting of internally-developed intellectual property and certain equipment, to NetBoss Technologies, Inc. for $3.8 million of cash. We recognized a $4.6 million loss on the sale of the NetBoss assets in our Consolidated Statement of Operations during fiscal 2011. NetBoss Technologies, Inc. is a new company formed by its management team, our former development partner for NetBoss, and private investors. As part of the terms of the sale, we have assigned our customer contracts for NetBoss software and maintenance to NetBoss Technologies, Inc. We continue to license NetBoss technology to operate our Network Operations Centers.

Note 3. Goodwill and Identifiable Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by segment were as follows:

	North America	International	Total
	(In millions)
Balance as of July 3, 2009	$—	$3.2	$3.2
Telsima purchase accounting adjustments	—	3.0	3.0

Balance as of July 2, 2010	—	$6.2	$6.2
Goodwill allocated to WiMAX business	—	(0.6)	(0.6)

Balance as of July 1, 2011	$—	$5.6	$5.6

As a result of the acquisition of Telsima on February 27, 2009, we recorded goodwill of $3.2 million in fiscal 2009, and recorded an additional $3.0 million of goodwill as purchase price adjustments in fiscal 2010. To test for potential impairment of our goodwill, we determined the fair value of each of our reporting segments based on projected discounted cash flows and market-based multiples applied to sales and earnings. In fiscal 2010, the results indicated that the estimated fair value of the International segment (the only reporting unit with goodwill) exceeded its corresponding carrying amount including recorded goodwill, and as such, no impairment existed.

In the third quarter of fiscal 2011, in conjunction with the reclassification of WiMAX business as a discontinued operation, $0.6 million of goodwill was allocated to the WiMAX business. Concurrently we performed an impairment review and recorded a $0.6 million impairment charge for WiMAX business goodwill, which was included in loss from discontinued operations. We also performed impairment reviews on the remaining $5.6 million goodwill related to our International segment, and determined that there was no impairment as of July 1, 2011.

Identifiable Intangible Assets

A summary of our identifiable intangible assets is presented below (in millions except as indicated):

	Purchased Technology	Trade_ Names	Customer Relationships	Total Identifiable Intangible Assets
Net identifiable intangible assets as of July 3, 2009	$59.3	$5.8	$19.0	$84.1
Less: amortization expense	(8.2)	(2.6)	(3.0)	(13.8)
Impairment charge	(49.5)	—	(13.7)	(63.2)
Reclassification of tax adjustments	—	0.4	(0.4)	—
Foreign currency translation	0.4	—	—	0.4

Net identifiable intangible assets as of July 2, 2010	2.0	3.6	1.9	7.5
Less: amortization expense	(0.7)	(2.3)	(0.4)	(3.4)

Net identifiable intangible assets as of July 1, 2011	$1.3	$1.3	$1.5	$4.1

Amortization expenses:
Fiscal 2011	$0.7	$2.3	$0.4	$3.4
Fiscal 2010	$8.2	$2.6	$3.0	$13.8
Fiscal 2009	$8.1	$2.3	$3.3	$13.7
Weighted Average Estimated Useful Life (in years)	3.0	1.6	5.0

Our identifiable intangible assets are being amortized over their useful estimated economic lives, which range from one to five years.

In the fourth quarter of fiscal 2010, we concluded that a potential impairment of our identifiable intangible assets existed due to a decline in our market capitalization and recent and expected financial performance. The undiscounted cash flow and fair value calculations related to the developed technology were estimated based on a relief-from-royalty method, and the calculations related to the customer relationships were estimated based on an excess earnings method considering future sales and operating costs. Discount rates ranging from 28% to 30% were applied to the cash flows used in the fair value calculations of intangible assets. The results of our impairment test indicated impairment related to certain amortizable intangible assets (developed technology and customer relationships), since the estimated undiscounted cash flows for these assets were less than their respective carrying values. Accordingly, we recorded impairment charges of $63.2 million for identifiable intangible assets in fiscal 2010.

At July 1, 2011, we estimate our future amortization of identifiable intangible assets with definite lives by year as follows:

Fiscal Year	Amount
(In millions)
2012	$2.3
2013	1.0
2014	0.4
2015	0.4

$4.1

Note 4. Accumulated Other Comprehensive Income (Loss)

The changes in components of our accumulated other comprehensive income (loss) during fiscal 2011, 2010 and 2009 are as follows:

	Foreign Currency Translation Adjustment (“CTA”)	Hedging Derivatives	Total Accumulated Other Comprehensive (Loss) Income
Balance as of June 27, 2008	$4.1	$(0.3)	$3.8
Foreign currency translation loss	(8.5)	—	(8.5)
Net unrealized loss on hedging activities	—	(0.1)	(0.1)

Balance as of July 3, 2009	(4.4)	(0.4)	(4.8)
Foreign currency translation gain	1.5	—	1.5
Net unrealized gain on hedging activities	—	0.7	0.7

Balance as of July 2, 2010	(2.9)	0.3	(2.6)
Transfer from CTA to other loss resulting from the liquidation of foreign entities	0.6	—	0.6
Foreign currency translation loss	(0.3)	—	(0.3)
Net unrealized loss on hedging activities	—	(0.4)	(0.4)

Balance as of July 1, 2011	$(2.6)	$(0.1)	$(2.7)

Note 5. Balance Sheet Components

Receivables

Our receivables are summarized below:

	July 1, 2011	July 2, 2010
	(In millions)
Accounts receivable	$143.2	$113.6
Notes receivable due within one year	4.0	4.5

	147.2	118.1
Less allowances for collection losses	(14.2)	(13.3)

	$133.0	$104.8

Inventories

Our inventories are summarized below:

	July 1, 2011	July 2, 2010
	(In millions)
Finished products	$41.4	$53.1
Work in process	6.5	8.0
Raw materials and supplies	2.7	4.8

	$50.6	$65.9

During fiscal 2011, 2010 and 2009, we recorded charges to adjust our inventory to the lower of cost or market totaling $14.5 million, $29.6 million and $23.1 million, respectively. Such charges were 3.2%, 6.4% and 3.4% of our revenue for fiscal 2011, 2010 and 2009, respectively. These charges were primarily due to excess and obsolete inventory resulting from product transitioning and discontinuance.

Property, Plant and Equipment

Our property, plant and equipment are summarized below:

	July 1, 2011	July 2, 2010
	(In millions)
Land	$0.7	$0.7
Buildings and leasehold improvements	10.1	9.8
Software developed for internal use	6.7	6.4
Machinery and equipment	45.1	46.5

	62.6	63.4
Less accumulated depreciation and amortization	(41.0)	(39.7)

	$21.6	$23.7

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

Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was $8.6 million, $20.0 million and $22.1 million, respectively, in fiscal 2011, 2010 and 2009.

Accrued Warranties

We have accrued for the estimated cost to repair or replace products under warranty at the time of sale. Changes in our warranty liability, which is included as a component of other accrued expenses on the consolidated balance sheets, during the fiscal years ended July 1, 2011 and July 2, 2010 are as follows:

	Fiscal Year Ended
	July 1, 2011	July 2, 2010
	(In millions)
Balance as of the beginning of the fiscal year	$3.2	$5.5
Warranty provision for revenue recorded during the period	2.5	0.9
Settlements made during the period	(2.9)	(3.2)

Balance as of the end of the period	$2.8	$3.2

Note 6. Fair Value Measurements of Assets and Liabilities

We determine fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants as of the measurement date. We try to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value and establish a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2 — Observable market-based inputs or observable inputs that are corroborated by market data; and

•	Level 3 — Unobservable inputs reflecting our own assumptions.

The carrying amounts, estimated fair values and valuation input levels of our financial assets and financial liabilities as of July 1, 2011 and July 2, 2010 are as follows:

	July 1, 2011		July 2, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
	(In millions)
Financial Assets:
Cash	$38.9	$38.9	$60.4	$60.4	Level 1
Cash equivalents	$59.3	$59.3	$81.3	$81.3	Level 1
Foreign exchange forward contracts	$0.2	$0.2	$0.1	$0.1	Level 2
Financial Liabilities:
Short-term debt	$6.0	$6.0	$5.0	$5.0	Level 2
Redeemable preference shares	$8.3	$8.3	$8.3	$8.3	Level 3
Foreign exchange forward contracts	$0.1	$0.1	$0.1	$0.1	Level 2

We classify investments within Level 1 if quoted prices are available in active markets. Level 1investments generally include U.S. Treasuries, trading securities with quoted prices on active markets, and money market funds. Our cash equivalents consist primarily of shares in prime money market funds purchased from two major financial institutions. As of July 1, 2011, these money market shares were valued at $1.00 net asset value per share by these financial institutions.

We classify items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Our foreign exchange forward contracts and short-term debt are classified within Level 2. We determine the fair value of these instruments by considering the estimated amount we would pay or receive to terminate these agreements at the reporting date. We use observable inputs, including quoted prices in active markets for similar assets or liabilities.

We classify items in Level 3 if the investments are valued based on unobservable inputs in the market. We have valued our redeemable preference shares at face value as of July 1, 2011 and July 2, 2010 due to the existence of a put option one of the holders has with our former majority stockholder Harris, our agreement with Harris to redeem these shares on January 30, 2012 in exchange for their reimbursement of the premium payable, and the non-existence of a market for comparable financial instruments. See Note 8 to the financial statements for further information on the early redemption of these shares.

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

Note 7. Credit Facility and Debt

Our outstanding debt consisted of short-term debt of $6.0 million as of July 1, 2011 compared to $5.0 million as of July 2, 2010.

During the quarter ended October 1, 2010, we terminated our previous credit facility with two commercial banks and entered into a new $40.0 million credit facility with Silicon Valley Bank for a term of one year expiring on September 30, 2011. The outstanding debt of $5.0 million under the previous credit facility was repaid on October 1, 2010 with the proceeds of a new loan under the new facility in the amount of $6.0 million in demand borrowings. Our current credit facility provides for a committed amount of $40.0 million. The facility provides for (1) demand borrowings (with no stated maturity date); (2) fixed term Eurodollar loans for up to six months; and (3) the issuance of standby or commercial letters of credit.

Demand borrowings carry an interest rate computed at the daily prime rate as published in the Wall Street Journal, which was 3.25% as of July 1, 201l. Interest on Eurodollar loans are offered at LIBOR plus a spread of between 2.00% to 2.75% based on our current leverage ratio. The interest rate on Eurodollar loans was set initially at a spread of 2.75% for the fiscal quarter ending October 1, 2010 and is adjustable quarterly thereafter based on the computed actual leverage ratio for the most recently completed fiscal quarter. The facility contains a minimum liquidity ratio covenant and a minimum profitability covenant. As of July 1, 2011, we were in compliance with these financial covenants. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the credit facility.

Available credit as of July 1, 2011 was $24.8 million reflecting borrowings of $6.0 million and outstanding letters of credit of $9.2 million. The weighted average interest rate on our short-term borrowings was 3.25% as of July 1, 2011.

We also have an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our subsidiary located there. This line of credit provides for $0.2 million in short-term advances at various interest rates, all of which was available as of July 1, 2011. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.2 million was outstanding as of July 1, 2011. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.

Note 8. Redeemable Preference Shares

During fiscal 2007, our Singapore subsidiary issued 8,250 redeemable preference shares to the U.S. parent company which, in turn, sold the shares to two unrelated investment companies at par value for total sale proceeds of $8.25 million. Upon original issuance in fiscal 2007, our former majority stockholder Harris guaranteed redemption of these preference shares directly with these two unrelated investment companies through the existence of put option arrangements. During May 2009, one of these unrelated investment companies exercised a put option with Harris and sold its entire interest in 3,250 redeemable preference shares at face value to Harris. Accordingly, Harris owns this partial interest in our redeemable preference shares outstanding as of July 1, 2011.

These redeemable preference shares represent less than a 1% interest in our Singapore subsidiary. The redeemable preference shares have an automatic redemption date of January 2017, which is 10 years from the date of issue. Preference dividends are cumulative and payable quarterly in cash at the rate of 12% per annum. The holders of the redeemable preference shares have liquidation rights in priority of all classes of capital stock of our Singapore subsidiary. The holders of the redeemable preference shares do not have any other participation in, or rights to, our profits, assets or capital shares, and do not have rights to vote as a stockholder of the Singapore subsidiary unless the preference dividend or any part thereof is in arrears and has remained unpaid for at least 12 months after it has been declared. During fiscal 2011, 2010 and 2009, preference dividends totaling $1.0 million in each fiscal year were recorded as interest expense in the accompanying consolidated statements of operations.

Our Singapore subsidiary has the right at any time after 5 years from the issue date to redeem, in whole or in part, the redeemable preference shares at 100% to 105% of the issue price depending on the redemption date.

As of July 2, 2010, we classified the redeemable preference shares as a long-term liability due to the mandatory redemption provision 10 years from issue date and our intention at that time not to redeem the shares before the mandatory redemption date. In an agreement dated June 30, 2011 by and among Harris, the company and our Singapore subsidiary, we agreed to redeem the shares on the fifth anniversary of the date of issuance, January 30, 2012, at the stated redemption amount of 105% of their face value. In consideration for the early redemption, Harris has agreed to waive the 5% premium for the amount that would otherwise be payable to them and to reimburse us for the 5% premium that is payable to the remaining stockholder. Accordingly, as of July 1, 2011, these shares were classified as a current liability.

Note 9. Restructuring Activities

Fiscal 2011 Plan

During the first quarter of fiscal 2011, we initiated a restructuring plan to reduce our operational costs (the “Fiscal 2011 Plan”). The Fiscal 2011 Plan was intended to bring our cost structure in line with the changing dynamics of the worldwide microwave radio and telecommunication markets, primarily in North America, Europe and Asia. The following table summarizes our costs incurred during fiscal 2011, estimated additional costs to be incurred and estimated total costs expected to be incurred under the Fiscal 2011 Plan (in millions):

	Total Costs Incurred During Fiscal Year Ended July 1, 2011	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
North America:
Severance and benefits	$7.7	$4.7	$12.4
Facilities and other	2.2	1.8	4.0

	$9.9	$6.5	$16.4

International:
Severance and benefits	$2.8	$1.2	$4.0
Facilities and other	—	0.3	0.3

	$2.8	$1.5	$4.3

Totals for Fiscal 2011 Plan	$12.7	$8.0	$20.7

During fiscal 2011, our severance and benefits charges under the Fiscal 2011 Plan for North America segment related to reductions in force for the downsizing of the Morrisville, North Carolina office, reductions in force in Canada of their finance, human resources, IT and engineering functions, and the reductions in force resulting from the sale of our NetBoss assets. The severance and benefits for International segment related primarily to reductions in personnel located in our field offices during fiscal 2011.

Facilities and other charges in fiscal 2011 included obligations under non-cancelable leases for facilities that we ceased to use at the Morrisville, North Carolina office upon the permanent downsizing of that office.

We expect to incur further costs to complete the initiatives of the Fiscal 2011 Plan which include a variety of activities to further align our cost structure with demands of the marketplace.

Fiscal 2009 Plan

During the first quarter of fiscal 2009, we announced a restructuring plan to reduce our worldwide workforce in the U.S., France, Canada and other locations throughout the world (the “Fiscal 2009 Plan”). The Fiscal 2009 Plan also included the restructure and transition of our North America manufacturing operations and global supply chain operations. The Fiscal 2009 Plan has been completed at the end of fiscal 2011 and we do not expect to incur future restructuring costs related to the Fiscal 2009 Plan.

The following table summarizes our costs incurred during fiscal 2011, 2010 and 2009 and through July 1, 2011 and estimated total costs expected to be incurred under the Fiscal 2009 Plan (in millions):

	Total Costs Incurred During Fiscal Year Ended			Cumulative and Total Costs Incurred Through July 1, 2011	Total Restructuring Costs Expected to be Incurred
	July 1, 2011	July 2, 2010	July 3, 2009
North America:
Severance and benefits	$1.6	$2.8	$4.8	$9.2	$9.2
Facilities and other	0.2	2.3	0.3	2.8	2.8

	$1.8	$5.1	$5.1	$12.0	$12.0

International:
Severance and benefits	$0.9	$1.8	$3.1	$5.8	$5.8
Facilities and other	—	0.2	—	0.2	0.2

	$0.9	$2.0	$3.1	$6.0	$6.0

Totals for Fiscal 2009 Plan	$2.7	$7.1	$8.2	$18.0	$18.0

During fiscal 2011, the restructuring activities related to the Fiscal 2009 Plan primarily consisted of outsourcing our San Antonio manufacturing operations to a third party in Austin, Texas. The restructuring charges primarily consisted of the severance and benefits charges for reductions in force in our San Antonio manufacturing facilities and costs related to facility lease obligation adjustments.

During fiscal 2010, severance and benefits costs incurred primarily related to reductions in force and relocation of employees in the U.S., France, Canada and other locations throughout the world. Charges totaling $2.0 million in facility lease obligation impairments primarily related to facilities occupied in San Jose, California prior the relocation to our new corporate headquarters in Santa Clara, California.

During fiscal 2009, our net restructuring charges related to the Fiscal 2009 Plan consisted primarily of severance, retention and related charges associated with reduction in force activities worldwide, and impairment of fixed assets and facility restoration costs at our Canadian location.

Restructuring Liabilities

The information in the following table summarizes our restructuring activities during fiscal 2011 and restructuring liability as of July 1, 2011:

	Severance and Benefits	Facilities and Other	Total
	(In millions)
Restructuring liability as of June 27, 2008	$1.8	$8.5	$10.3
Provision related to Fiscal 2009 Plan	7.9	0.3	8.2
Reversal of accrual related to changes in estimates for Fiscal 2007 Plans	(0.2)	(0.2)	(0.4)
Non-cash charges related to Fiscal 2009 Plan	—	(0.4)	(0.4)
Cash payments	(7.0)	(2.9)	(9.9)

Restructuring liability as of July 3, 2009	2.5	5.3	7.8
Provision related to Fiscal 2009 Plan	4.6	2.5	7.1
Cash payments	(4.9)	(3.6)	(8.5)

Restructuring liability as of July 2, 2010	2.2	4.2	6.4
Provision related to Fiscal 2011 Plan	10.5	2.2	12.7
Provision related to Fiscal 2009 Plan	2.5	0.2	2.7
Cash payments	(12.0)	(4.8)	(16.8)

Restructuring liability as of July 1, 2011	$3.2	$1.8	$5.0

Current portion of restructuring liability as of July 1, 2011			$4.4
Long-term portion of restructuring liability as of July 1, 2011			0.6

Note 10. Stockholders’ Equity

Stock Incentive Programs

2007 Stock Equity Plan

As of July 1, 2011, we had one stock incentive plan for our employees and outside directors, the 2007 Stock Equity Plan, as amended and restated effective November 19, 2009 (the “2007 Stock Plan”). The 2007 Stock Plan provides for accelerated vesting of certain share-based awards if there is a change in control. The 2007 Stock Plan provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units.

Under the 2007 Stock Plan, option exercise prices are equal to the fair market value on the date the options are granted using our closing stock price. Options may be exercised for a period set at the time of grant, generally 7 years after the date of grant, and they generally vest in installments of 50% one year from the grant date, 25% two years from the grant date and 25% three years from the grant date or one-third annually over a three year period from date of grant. Stock options are issued to directors annually and generally cliff vest (i.e. vest in full) one year from grant date.

Restricted stock is not transferable until vested and the restrictions lapse upon the achievement of continued employment or service over a specified time period. Restricted stock issued to employees generally vests one-third annually over a three year period from date of grant or cliff vests three years after grant date. Restricted stock is issued to directors annually and generally cliff vests one year from grant date.

We issued performance shares under our Long-Term Incentive Plans (“LTIPs”) and our Product Development Incentive Plans (“PDIPs”). Vesting of performance share awards under our LTIPs after fiscal 2009 was subject to performance criteria including meeting cash flow targets for the 3-year plan period, and continued employment at the end of the periods. Vesting of performance share awards under our fiscal 2007 LTIP was subject to performance criteria including meeting net income and cash flow targets for the 30-month plan period ended July 3, 2009 and continued employment at the end of that period. We determined that the net income and cash flow targets would not be achieved for performance share awards made under our fiscal 2009 and fiscal 2007 LTIPs. Accordingly, these awards did not vest and were canceled after the end of the plan periods. Performance shares under our PDIPs were issued to employees related to several new product development projects and are vested upon achievement of the product development milestones as defined in the plans. The final determination of the number of performance shares vesting in respect of an award is determined by our board of directors, or a committee of our board.

Upon the exercise of stock options, vesting of restricted stock awards and units, or vesting of performance share awards and units, we issue new shares of our common stock. All awards which are cancelled prior to vesting or expire unexercised are returned to the share pool and made available for future awards. Shares of our common stock remaining available for future issuance under the 2007 Stock Plan totaled 4,400,272 as of July 1, 2011. Currently, we do not anticipate repurchasing shares to provide a source of shares for our rewards of share-based compensation.

Acquisition Plans

We assumed all of the former Stratex outstanding stock options as of January 26, 2007, as part of the Stratex acquisition. The outstanding former Stratex options were fully vested as of July 1, 2011.

Some of our employees who were formerly employed by Harris prior to the acquisition of Stratex participate in Harris’ three stockholder-approved stock incentive plans (the “Harris Plans”) under which options or other share-based compensation is outstanding. The compensation expense (credit) related to the Harris Plans’ share-based awards have been settled with Harris by cash. Harris has not made any awards to our employees since the date of the Stratex acquisition.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), employees are entitled to purchase shares of our common stock at 95% of the fair market value at the end of a three-month purchase period. As of July 1, 2011, 835,601shares were reserved for future issuances under the ESPP. We issued 14,399 shares under the ESPP for fiscal 2011.

Share-Based Compensations

In total, our compensation expense for share-based awards was $4.8 million, $3.2 million and $2.9 million for fiscal 2011, 2010 and 2009, respectively. Amounts were included in our consolidated statements of operations as follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(In millions)
By Expense Category:
Cost of product sales and services	$0.4	$0.2	$0.3
Research and development	1.9	0.6	0.7
Selling and administrative	2.3	2.4	1.9
Discontinued operations	0.2	—	—

Total share-based compensation expense, net tax of nil	$4.8	$3.2	$2.9

By Types of Award:
Options	$2.4	$2.5	$3.0
Restricted stock awards	1.2	1.0	0.8
Performance shares	1.2	(0.3)	(0.9)

Total share-based compensation expense	$4.8	$3.2	$2.9

By Stock Plans:
2007 Stock Plan	$4.8	$3.2	$1.2
Former Stratex options	—	0.1	1.6
Harris Plans (settled by cash)	—	(0.1)	0.1

Total share-based compensation expense	$4.8	$3.2	$2.9

Stock Options

A summary of the combined stock option activity under our equity plans during fiscal 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	($ in millions)
Options outstanding as of July 2, 2010	3,685,477	$10.42	3.63	$0.1
Granted	1,256,221	$4.74
Exercised	(23,166)	$5.50
Forfeited	(456,442)	$5.76
Expired	(677,179)	$18.42

Options outstanding as of July 1, 2011	3,784,911	$7.70	4.53	1.2

Options exercisable as of July 1, 2011	1,910,905	$10.02	3.15	0.9
Options vested and expected to vest as of July 1, 2011	3,614,444	$7.82	4.46	1.2

The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on July 1, 2011 of $3.96 and the exercise price for in-the-money options that would have been received by the optionees if all options had been exercised on July 1, 2011. The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

Additional information related to our stock options is summarized below (in millions):

	2011	2010	2009
Intrinsic value of options exercised	$0.0	$0.0	$—
Fair value of options vested	$2.6	$1.9	$0.5

The fair value of each option grant under our 2007 Stock Equity Plan was estimated using the Black-Scholes option-pricing model on the date of grant. A summary of the significant weighted average assumptions we used in the Black-Scholes valuation model is as follows:

Grant Fiscal Year	2011	2010	2009
Expected dividends	0.0%	0.0%	0.0%
Expected volatility	63.7%	61.1%	54.2%
Risk-free interest rate	1.32%	2.35%	2.36%
Expected term (years)	4.35	4.410	4.375

Weighted average grant date fair value per share granted	$2.41	$3.16	$2.60

Expected volatility is based on a hybrid method of implied volatility for the expected term of the options from our stock price and a group of peer companies whose share prices are publicly available. The expected term of the options is calculated using the simplified method described in the SEC’s Staff Accounting Bulletins Topic 14.D.2. We use the simplified method because our stock does not have sufficient trading history and we do not have sufficient stock option exercise data since our company was formed in January 2007. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is zero because we have not historically paid dividends and have no intention to pay dividends.

As of July 1, 2011, there was $3.6 million of total unrecognized compensation expense related to nonvested stock options granted under our 2007 Stock Equity Plan. This cost is expected to be recognized over a weighted-average period of 1.9 years.

The following summarizes all of our stock options outstanding as of July 1, 2011:

	Options Outstanding
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
Actual Range of Exercise Prices				Number Exercisable	Weighted Average Exercise Price
	(Years)
$3.87 — $4.59	968,509	6.02	$4.35	139,488	$4.30
$5.18 — $6.00	1,371,123	4.35	$5.92	782,234	$5.98
$6.07 — $16.04	1,167,223	4.08	$9.18	711,127	$10.95
$16.27 — $24.60	278,056	2.16	$21.89	278,056	$21.89

$3.87 — $24.60	3,784,911	4.53	$7.70	1,910,905	$10.02

Restricted Stock

We recognized $1.2 million, $1.0 million and $0.8 million of compensation expense related to restricted stock awards and units during fiscal 2011, 2010 and 2009, respectively. The fair value of each restricted stock grant is based on the closing price of our Common Stock on the date of grant and is amortized to compensation expense over its vesting period.

A summary of the status of our restricted stock as of July 1, 2011 and changes during fiscal 2011 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding as of July 2, 2010	392,369	$5.96
Granted	578,259	$4.65
Vested and released	(111,993)	$6.19
Forfeited	(126,515)	$5.18

Restricted stock outstanding as of July 1, 2011	732,120	$5.03

As of July 1, 2011, there was $2.5 million of total unrecognized compensation expense related to restricted stock awards under our 2007 Stock Equity Plan. This expense is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of restricted stock that vested during fiscal 2011, 2010 and 2009 was $0.7 million, $1.6 million and $0.4 million, respectively.

Performance Share Awards

A summary of the status of our performance shares as of July 1, 2011, and changes during fiscal 2011, are as follows:

	Shares	Weighted Average Grant Date Fair Value
LTIP Plans:
Performance shares outstanding as of July 2, 2010	646,783	$5.73
Granted	533,971	$4.19
Vested and released	—
Forfeited due to target thresholds not achieved	(298,248)	$5.32
Forfeited due to terminations	(199,628)	$5.58

Performance shares outstanding as of July 1, 2011	682,878	$4.75

PDIP Plans:
Performance shares outstanding as of July 2, 2010	—
Granted	566,662	$4.04
Vested and released	(293,177)	$4.03
Forfeited due to target thresholds not achieved	—
Forfeited due to terminations	(24,945)	$4.19

Performance shares outstanding as of July 1, 2011	248,540	$4.04

During fiscal 2011, 2010 and 2009, we recorded compensation expense (credit) of $1.2 million, $(0.3) million and $(0.9) million, respectively, for all performance share awards. The fair value of each performance share is based on the closing price of our common stock on the date of grant and is amortized to compensation expense over its vesting period if achievement of the performance conditions is considered probable. Any previously recognized compensation cost would be reversed, if the performance condition is not satisfied or if it is not probable that the performance conditions will be achieved.

In August 2010, our Board of Directors approved a PDIP to make a one-time grant of 566,662 performance shares to employees related to several new product development projects. During fiscal 2011, 293,177 performance shares were vested upon achievements of development milestones. We recorded a total of $1.5 million share-based compensation expense related to performance shares under this PDIP in fiscal 2011.

During fiscal 2011, we determined that the three-year cash flow target for performance shares made under our fiscal 2011 and fiscal 2010 LTIPs would probably not be achieved at the end of the plan years. We also determined that the three-year performance period minimum threshold targets were not achieved for performance shares made under our fiscal 2009 LTIP and these shares were canceled in July 2011. Accordingly, we recorded zero compensation expense related to LTIP awards and reversed a $0.3 million previously recognized compensation costs related to LTIP awards in fiscal 2011.

During fiscal 2010, we determined that the three-year performance period minimum threshold targets would not be achieved for performance share awards made under our fiscal year 2009 LTIP and we estimated that 100% of these awards would not vest and would be forfeited at the end of the plan year. As a result, we recorded a $0.6 million credit to compensation expense during fiscal 2010 related to these awards.

During fiscal 2009, we determined that the net income and cash flow targets would not be achieved for performance share awards made under our fiscal year 2007 LTIP. Accordingly, these awards did not vest and were forfeited as of July 3, 2009. As a result, we recorded a credit to compensation expense of $1.6 million during fiscal 2009 related to these awards.

As of July 1, 2011, there was $0.1 million of total unrecognized compensation expense related to performance share awards. This expense is expected to be recognized over a weighted-average period of 0.21 years. The total fair value of performance share awards that vested during fiscal 2011 was $1.2 million, with none in fiscal 2010 and 2009.

Class A and Class B Common Stock

From the time we acquired Stratex Networks, Inc. (“Stratex”) on January 26, 2007, Harris owned 32,913,377 shares or 100% of our Class B Common Stock which approximated 56% of the total shares of our common stock. On May 27, 2009 Harris effected a spin-off, in the form of a taxable pro rata stock dividend, to its stockholders of all the shares of Harris Stratex owned by Harris. Harris stockholders received approximately 0.24 of a share of Harris Stratex Class A Common Stock for every share of Harris common stock they owned on the record date. The Class B Common Stock automatically converted to Class A Common Stock upon the spin-off event. Following the distribution, only Class A Common Stock was outstanding.

Effective November 19, 2009, under a change to our certificate of incorporation approved by stockholders, all shares of our Class A common stock were reclassified on a one-to-one basis to shares of Common Stock without a class designation; we no longer have Class A or Class B common stock authorized, issued or outstanding.

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

Note 11. Business Segments

Revenue and operating loss by segment are as follows:

	2011	2010	2009
	(In millions)
Revenue
North America	$160.4	$174.8	$231.9
International	291.7	290.7	446.0

Total Revenue	$452.1	$465.5	$677.9

Operating Loss
North America(1)	$(21.3)	$(52.8)	$(62.8)
International(2)	(13.3)	(58.7)	(266.3)

Total Operating Loss	$(34.6)	$(111.5)	$(329.1)

(1)	The following tables summarize certain charges, expenses and gains included in the North America segment operating results during fiscal 2011, 2010 and 2009:

	2011	2010	2009
	(In millions)
Goodwill impairment charges	$—	$—	$31.8
Intangible impairment charges	—	5.1	10.7
Property, plant and equipment impairment charges	—	7.0	3.2
Rebranding and transitional costs	0.9	6.4	—
Charges for product transition, product discontinuances and inventory mark-downs	6.6	16.9	25.3
Amortization of purchased technology and intangible assets	3.4	11.7	3.0
Restructuring charges	11.5	5.6	5.1
Amortization of the fair value adjustments related to fixed assets and inventory	0.2	0.5	0.6
Gain from sale of building	—	(1.0)	—
Share-based compensation expense	3.8	2.9	1.8

	$26.4	$55.1	$81.5

(2)	The following tables summarize certain charges, expenses and gains included in the International segment operating results during fiscal 2011, 2010 and 2009:

	2011	2010	2009
	(In millions)
Goodwill impairment charges	$—	$—	$247.2
Intangible impairment charges	—	52.6	21.9
Property, plant and equipment impairment charges	—	1.7	—
Rebranding and transitional costs	—	2.0	—
Charges for product transition, product discontinuances and inventory mark-downs	—	—	4.5
Amortization of purchased technology and intangible assets	—	0.6	9.7
Restructuring charges	3.9	1.5	3.1
Amortization of the fair value adjustments related to fixed assets and inventory	—	0.1	1.1
Acquired in-process research and development	—	—	2.4
Other charges or adjustments	(0.9)	—	—
Share-based compensation expense	$1.0	$0.2	$1.1

	$4.0	$58.7	$291.0

We report revenue by country based on the location where our customers accept delivery of our products and services. Revenue by country comprising more than 5% of our sales to unaffiliated customers for fiscal 2011, 2010 and 2009 are as follows:

	2011	% of Total	2010	% of Total	2009	% of Total
	(In millions)
United States	$147.2	32.6%	$157.1	33.8%	$208.5	30.8%
Nigeria	78.0	17.3%	83.8	18.0%	145.9	21.5%
Saudi Arabia	*	*	33.0	7.1%	*	*
Poland	*	*	*	*	36.5	5.4%

*	Accounted for less than 5% of total revenue during the fiscal year.

Long-lived assets consisted primarily of identifiable intangible assets, goodwill and property, plant and equipment. Long-lived assets by location as of July 1, 2011 and July 2, 2010 are as follows:

	July 1, 2011	July 2, 2010
	(In millions)
United States	$16.0	$22.0
Singapore	10.4	20.7
United Kingdom	3.7	3.9
Other countries	3.5	13.9

Total	$33.6	$60.5

Note 12. Income Taxes

Loss from continuing operations before provision for (benefit from) income taxes during fiscal year 2011, 2010 and 2009 is as follows:

	2011	2010	2009
	(In millions)
United States	$(32.3)	$(80.4)	$(183.2)
Foreign	(12.4)	(31.8)	(147.8)

Total	$(44.7)	$(112.2)	$(331.0)

Provision (benefit) for income taxes from continuing operations for fiscal year 2011, 2010 and 2009 are summarized as follows:

	2011	2010	2009
	(In millions)
Current provision:
United States	$0.1	$(4.4)	$—
Foreign	2.0	4.8	1.7
State and local	—	—	0.1

Total current provision	2.1	0.4	1.8
Deferred provision (benefit):
United States	—	—	22.1
Foreign	12.0	(4.2)	(9.0)
State and local	—	—	2.9

Total deferred provision (benefit)	12.0	(4.2)	16.0

	$14.1	$(3.8)	$17.8

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate from continuing operations for fiscal year 2011, 2010 and 2009:

	2011	2010	2009
	(In millions)
Statutory U.S. Federal tax rate	(35.0)%	(35.0)%	(35.0)%
Valuation allowances	51.9	5.7	14.6
State and local taxes, net of U.S. Federal tax benefit	(3.4)	(0.5)	(0.7)
Goodwill impairment not deductible	0.2	0.9	16.6
Foreign income taxed at rates less than the U.S. statutory rate	9.0	7.6	7.5
Dividend from foreign subsidiary	—	15.6	—
Foreign Branch Income/Withholding Taxes	6.3	1.6	—
Other	2.5	0.7	2.4

Effective tax rate	31.5%	(3.4)%	5.4%

The components of deferred tax assets and liabilities are as follows:

	July 1, 2011		July 2, 2010
	Current	Non-Current	Current	Non-Current
	(In millions)
Deferred tax assets:
Inventory	$16.2	$—	$21.5	$—
Accruals	0.9	—	1.4	—
Unrealized impairment loss	3.7	—	—	—
Other reserves and accruals	2.3	0.1	1.3	—
Bad debts	3.8	—	3.1	—
Warranty reserve	1.1	—	1.2	—
Depreciation	—	4.3	—	5.3
Amortization	—	11.9	—	11.6
Other foreign	—	—	—	1.3
Stock options	—	5.4	—	4.5
Severance and restructuring costs	1.9	—	2.5	—
Deferred revenue	—	2.9	—	1.3
Unrealized exchange gain/loss	3.4	—	3.6	—
Other	—	5.1	—	4.7
Tax credit carryforwards	—	13.8	—	24.5
Tax loss carryforwards	—	121.1	—	108.1

Total deferred tax assets	33.3	164.6	34.6	161.3
Valuation allowance	(32.5)	(163.9)	(34.6)	(148.8)

Net deferred tax assets	0.8	0.7	—	12.5
Deferred tax liabilities:
Branch undistributed earnings reserve	0.9	0.5	—	—
Depreciation	—	0.9	—	—

Total deferred tax liabilities	0.9	1.4	—	—

Net deferred tax asset (liability)	$(0.1)	$(0.7)	$—	$12.5

Our consolidated balance sheet as of July 1, 2011 includes a total net current deferred income tax liability of $0.1 million and net non-current deferred income tax liability of $0.7 million. This compares to a total net non-current deferred income tax asset of $12.5 million as of July 2, 2010. For all jurisdictions for which we have deferred tax assets, these deferred tax assets are more likely than not to be realized based on criteria in ASC 740. Our valuation allowance related to deferred income taxes, as reflected in our consolidated balance sheet, was

$196.4 million as of July 1, 2011 and $183.4 million as of July 2, 2010. The increase in valuation allowance from fiscal 2010 to fiscal 2011 was primarily due to our establishing additional valuation allowance against certain foreign jurisdiction’s deferred tax assets. The effective tax rate in the fiscal year ended July 1, 2011 was impacted unfavorably by a valuation allowance recorded on certain deferred tax assets where it was determined it was not more likely than not that the assets would be realized. The net change in the valuation allowance impacting the effective tax rate during the year ended July 1, 2011 was an increase of $13.0 million.

The effective tax rate in the fiscal year ended July 2, 2010 was impacted unfavorably by a valuation allowance recorded on certain deferred tax assets where it was determined it was not more likely than not that the assets would be realized. The net change in the valuation allowance impacting the effective tax rate during the year ended July 2, 2010 was an increase of $14.5 million.

Tax loss and credit carryforwards as of July 1, 2011 have expiration dates ranging between one year and no expiration in certain instances. The amount of U.S. federal tax loss carryforwards as of July 1, 2011 and July 2, 2010 were $249.7 million and $224.7 million and begin to expire in fiscal 2022. United States income taxes have not been provided on basis differences in foreign subsidiaries of $12.4 million and $18.2 million as of July 1, 2011 and July 2, 2010, because of our intention to reinvest these earnings indefinitely. The residual U.S. tax liability, if such amounts were remitted, would be nominal.

Credit carryforwards as of July 1, 2011 and July 2, 2010 were $20.3 million and $24.5 million and certain credits began to expire in fiscal 2011. The amount of foreign tax loss carryforwards as of July 1, 2011 and July 2, 2010 was $163.9 million and $100.1 million, respectively. The utilization of a portion of the U.S. net operating losses created prior to the merger is subject to an annual limitation under Section 382 of the Internal Revenue Code as a result of a change of ownership.

During the year ended July 1, 2011, some tax benefits recognized that were associated with Mexico deferred tax assets were accounted for through the statement of operations. This realization resulted in a reduction of the valuation allowance of $1.6 million.

We established our International Headquarters in Singapore and received a favorable tax ruling resulting from an application filed by us with the Singapore Economic Development Board (“EDB”) effective January 26, 2007. This favorable tax ruling calls for a 10% effective tax rate to be applied over a five year period provided certain milestones and objectives are met. Due to the tax losses in Singapore, we did not realize any tax benefits in Singapore during fiscal 2011. We are currently in negotiation with EDB in amending the tax ruling.

We entered into a tax sharing agreement with Harris Corporation effective on January 26, 2007, the date of the merger. The tax sharing agreement addresses, among other things, the settlement process associated with pre-merger tax liabilities and tax attributes that are attributable to the MCD business when it was a division of Harris Corporation. There were no settlement payments recorded in fiscal year 2011, 2010 or 2009.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain.

As of July 1, 2011 and July 2, 2010, we had a liability for unrecognized tax benefits of $14.0 million and $14.9 million for various federal, foreign, and state income tax matters. Unrecognized tax benefits decreased by $0.9 million. If the unrecognized tax benefits associated with these positions are ultimately recognized, they would not be expected to have a material impact on our effective tax rate or financial position.

We account for interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We did not accrue an additional amount for such interest as of July 1, 2011 and July 2, 2010. No penalties have been accrued.

We expect that the amount of unrecognized tax benefit may change in the next twelve months; however, it is not expected to have a significant impact on our results of operations, financial position or cash flows due to net operating losses with full valuation allowance.

Our unrecognized tax benefit activity for fiscal 2011, 2010 and 2009 is as follows (in millions):

Unrecognized tax benefit as of June 27, 2008	$29.6
Additions for tax positions in prior periods	1.5
Decreases for tax positions in prior periods	(0.2)

Unrecognized tax benefit as of July 3, 2009	30.9
Additions for tax positions in prior periods	1.3
Decreases for tax positions in prior periods	(17.3)

Unrecognized tax benefit as of July 2, 2010	14.9
Additions for tax positions in current periods	1.3
Decreases for tax positions in prior periods	(2.2)

Unrecognized tax benefit as of July 1, 2011	$14.0

We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Singapore, Poland, Nigeria, France and the U.K. The earliest years still open and subject to potential audits for these jurisdictions are as follows: Singapore — 2004; Poland — 2006; Nigeria — 2004; France — 2008; U.K. — 2010; and Australia — 2007. For other foreign jurisdictions, the earliest years still open and subject to potential audits vary from year 2006 to year 2011. As of July 1, 2011, we are under audit by the U.S. Internal Revenue Service for the June 27, 2008 tax year. Because of net operating loss carryforwards that remain subject to audit, the company is, in effect, open for U.S. exam for years back to 1993. In current year, an audit began in Nigeria for our 2004 through 2009 tax year.

Note 13. Operating Lease Commitments

We lease office and manufacturing facilities under non-cancelable operating leases expiring at various dates through April 2020. We lease approximately 129,000 square feet of office space in Santa Clara, California as our corporate headquarters. As of July 1, 2011, future minimum lease payments for our headquarters total $22.1 million through April 2021.

As of July 1, 2011, our future minimum commitments, net of $2.4 million future proceeds from non-cancelable subleases, for all non-cancelable operating leases with an initial lease term in excess of one year are as follows:

Fiscal Years Ending in June
(In millions)
2012	$8.0
2013	4.7
2014	3.4
2015	2.7
2016	3.1
Thereafter	10.9

Total	$32.8

These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions.

Rental expense for operating leases, including rentals on a month-to-month basis was $11.1 million, $12.7 million and $11.9 million in fiscal 2011, 2010 and 2009, respectively.

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

Substantially all derivatives outstanding as of July 1, 2011 are designated as cash flow hedges or non-designated hedges of recorded balance sheet positions. All derivatives are recognized on the balance sheet at their fair value. The total gross notional amount of outstanding derivatives as of July 1, 2011 was $61.5 million, of which $9.4 million were designated as cash flow hedges and $52.1million were not designated as cash flow hedging instruments.

As of July 1, 2011, we had 49 foreign currency forward contracts outstanding with a total net notional amount of $31.6 million consisting of 13 different currencies, primarily the Canadian dollar, Euro, Philippine peso, Polish zloty and Republic of South Africa rand.

Following is a summary by currency of the contract net notional amounts grouped by the underlying foreign currency as of July 1, 2011:

	Contract Amount (Local Currency)			Contract Amount
	(USD)
	(In millions)
Canadian dollar (“CAD”) net contracts to receive (pay) USD	(CAD	)	3.5	$3.6
Euro (“EUR”) net contracts to receive (pay) USD	(EUR	)	10.2	$14.4
Philippine peso (“PHP”) net contracts to receive (pay) USD	(PHP	)	(181.1)	$(4.2)
Polish zloty (“PLN”) net contracts to receive (pay) USD	(PLN	)	26.1	$9.2
Republic of South Africa rand (“ZAR”) net contracts to receive (pay) USD	(ZAR	)	37.9	$5.5
All other currencies net contracts to receive (pay) USD				$3.1

Total of all currencies				$31.6

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

	Contract Amount (Local Currency)			Contract Amount
				(USD)
	(In millions)
Canadian dollar (“CAD”) net contracts to receive (pay) USD	(CAD	)	3.4	$3.2
Euro (“EUR”) net contracts to receive (pay) USD	(EUR	)	(2.9)	$(3.5)
Philippine peso (“PHP”) net contracts to receive (pay) USD	(PHP	)	(136.3)	$(3.0)
Polish zloty (“PLN”) net contracts to receive (pay) USD	(PLN	)	28.6	$8.6
Singapore dollar (“SGD”) net contracts to receive (pay) USD	(SGD	)	2.9	$2.1
Republic of South Africa rand (“ZAR”) net contracts to receive (pay) USD	(ZAR	)	31.2	$4.1
All other currencies net contracts to receive (pay) USD				$2.6

Total of all currencies				$14.1

The following table presents the fair value of derivative instruments included within our consolidated balance sheet as of July 1, 2011 and July 2, 2010:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
As of July1, 2011:
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$0.1	Other current liabilities	$(0.1)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	0.1	Other current liabilities	—

Total derivatives		$0.2		$(0.1)

As of July 2, 2010:
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$0.1	Other current liabilities	$0.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	—	Other current liabilities	—

Total derivatives		$0.1		$0.1

The following table presents the amounts of gains (losses) from cash flow hedges recorded in other comprehensive (loss) income, the amounts transferred from other comprehensive (loss) Income and recorded in revenue and cost of products sold, and the amounts associated with excluded time value and hedge ineffectiveness during fiscal 2011, 2010 and 2009 (in millions):

Locations of Gains (Losses) Recorded From Derivatives Designated as Cash Flow Hedges	2011	2010	2009
	(In millions)
Amount of gain (loss) of effective hedges recognized in Other Comprehensive Income	$(0.6)	$0.6	$2.6
Amount of gain (loss) of effective hedges reclassified from Other Comprehensive Income into:
Revenue	$0.4	$(0.2)	$2.6
Cost of Products Sold	$(0.1)	$0.2	$0.0
Amount recorded into Cost of Products Sold associated with excluded time value	$(0.2)	$0.2	$0.0
Amount recorded into Cost of Products Sold due to hedge ineffectiveness	$0.0	$0.1	$0.0

Refer to “Note 6. Fair Value Measurements of Assets and Liabilities” for a description of how the above financial instruments are valued and “Note 4. Accumulated Other Comprehensive (Loss) Income” for additional information on changes in other comprehensive loss during fiscal 2011, 2010 and 2009.

Cash Flow Hedges

The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual cash flows resulting from transactions in foreign currencies, including revenue, product costs, selling and administrative expenses and intercompany transactions will be adversely affected by changes in exchange rates. It is our policy to utilize derivatives to reduce foreign currency exchange risks where internal netting strategies cannot be effectively employed. As of July 1, 2011, hedged transactions included our customer and intercompany backlog and outstanding purchase commitments denominated primarily in the Canadian dollar, Euro, Philippine peso, Polish zloty and Republic of South Africa rand. We hedge up to 100% of anticipated exposures typically one to three months in advance, but have hedged as much as six months in advance. We generally review our exposures twice each month and adjust the amount of derivatives outstanding as needed.

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

As of July 1, 2011, there was less than $0.1 million of deferred net losses on both outstanding and matured derivatives accumulated in other comprehensive loss that are expected to be reclassified to net income or loss during the next twelve months as a result of underlying hedged transactions also being recorded in net income or loss. Actual amounts ultimately reclassified to net income or loss are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of July 1, 2011, the maximum term over which we are hedging cash flow exposures is six months.

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

Non-Designated Hedges

As mentioned above, the total notional amount of outstanding derivatives as of July 1, 2011 not designated as cash flow hedging instruments was $52.1 million. The purpose of these hedges is to offset realized and unrealized foreign exchange gains and losses recorded on non-functional currency monetary assets and liabilities, including primarily cash balances and accounts receivable and accounts payable from third party and intercompany transactions recorded on the balance sheet. Since these gains and losses are considered by us to be operational in nature, we record both the gains and losses from the revaluation of the balance sheet transactions and the gains and losses on the derivatives in cost of products sold. During fiscal 2011, we recorded in cost of products sold the following amount of net losses recorded on non-designated hedges as follows (in millions):

	2011	2010	2009	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments:
Gains (losses) on foreign exchange forward contracts	(2.3)	(0.4)	5.4	Cost of products sold

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

Note 15. Legal Proceedings

We and certain of our former executive officers and directors were named in a federal securities class action complaint filed on September 15, 2008 in the United States District Court for the District of Delaware by plaintiff Norfolk County Retirement System on behalf of an alleged class of purchasers of our securities from

January 29, 2007 to July 30, 2008, including stockholders of Stratex Networks, Inc. who exchanged shares of Stratex Networks, Inc. for our shares as part of the merger between Stratex Networks and the Microwave Communications Division of Harris Corporation (“MCD”). This action relates to the restatement of our prior financial statements as discussed in our fiscal 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 25, 2008. Similar complaints were filed in the United States District Court of Delaware on October 6 and October 30, 2008. Each complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as violations of Sections 11 and 15 of the Securities Act of 1933 and seeks, among other relief, determinations that the action is a proper class action, unspecified compensatory damages and reasonable attorneys’ fees and costs. The actions were consolidated on June 5, 2009 and a consolidated class action complaint was filed on July 29, 2009 (“Dutton”). On July 27, 2010, the Court denied the motions to dismiss that we and the officer and director defendants had filed. On September 9, 2010, we and the officer and director defendants filed an answer denying the material allegations of the consolidated class action complaint.

On May 31, 2011, we and the other named defendants entered into a stipulation of settlement (“Stipulation”) with respect to the Dutton action, pursuant to which we are to cause $8.9 million to be paid into a settlement fund. The entire settlement amount is covered by insurance and has been assumed by the insurance company. A motion for preliminary approval of the settlement was filed with the Court on June 1, 2011 and the Court issued its order preliminarily approving the settlement on June 21, 2011. The hearing on final approval of the settlement is set for September 16, 2011.

The effectiveness of the Stipulation and the settlement incorporated therein is conditioned on the following remaining conditions:

(i)	Our and Harris Corporation’s option to terminate the Stipulation if prior to the settlement hearing the aggregate number of shares of Aviat Network’s common stock purchased during the class period by all class members who would otherwise be entitled to participate in the settlement but who validly request exclusion equals or exceeds the sum specified in a supplemental agreement between the parties;

(ii)	the Court entering an order of final approval of the Class Action settlement;

(iii)	the Court entering judgment in the Class Action; and

(iv)	the judgment becoming final.

There can be no assurance that the settlement will be approved or become effective.

Certain of our former executive officers and directors were named in a complaint filed on March 17, 2011 in the United States District Court for the District of Delaware by plaintiff Sandra J. Cutler Living Trust. Plaintiff purports to bring this action derivatively on behalf of Aviat Networks, which is named as a nominal defendant. Plaintiff brings a claim for breach of fiduciary duty against the officer and director defendants based on the allegations of securities law violations alleged in the class action described above and seeks to recover unspecified damages and other relief on behalf of Aviat Networks, as well as payment of costs and attorneys fees. Defendants, including Aviat Networks as nominal defendant , filed their motion to dismiss on July 25, 2011. Following the filing of the motion to dismiss, plaintiff asked Defendants to stipulate to a dismissal of the action, without prejudice. The parties filed a stipulation requesting that the Court dismiss the action and, on August 18, 2011, the Court entered an order granting the stipulation and dismissing the action, without prejudice.

Certain of our former executive officers and directors were named in a complaint filed on July 18, 2011 in the United States District Court for the District of Delaware by plaintiff Howard Taylor . Plaintiff purports to bring this action derivatively on behalf of Aviat Networks, which is named as a nominal defendant. Plaintiff brings a claim for breach of fiduciary duty against the officer and director defendants based on the allegations of securities law violations alleged in the class action described above and also alleges that the defendants caused us to acquire MCD at an inflated price. Plaintiff seeks to recover unspecified damages and other relief on behalf of Aviat Networks, as well as payment of costs and attorneys fees. We intend to defend our interests in the litigation vigorously.

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

Note 16. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Our fiscal quarters end on the Friday nearest the end of the calendar quarter. Beginning in the third quarter of fiscal 2011, the results of our WiMAX business are presented as discontinued operations in our consolidated financial statements. Historical amounts prior to the third quarter of fiscal 2011 are reclassified to conform to current period presentation. Summarized quarterly data for fiscal 2011 and 2010 are as follows:

	Q1 10/1/2010	Q2 12/31/2010	Q3 4/1/2011	Q4 7/1/2011
	(1)(2)(3)	(1)(2)(3)	(2)(3)	(3)
	(In millions, except per share amounts)
Fiscal 2011
Revenue	$100.4	$115.3	$115.5	$120.9
Gross margin	$26.3	$37.4	$31.6	$32.8
Operating loss	$(18.1)	$(3.5)	$(9.7)	$(3.3)
Net loss	$(21.3)	$(12.5)	$(36.9)	$(19.8)
Per share data:
Basic and diluted net loss per common share	$(0.36)	$(0.21)	$(0.63)	$(0.34)

	Q1 10/2/2009	Q2 1/1/2010	Q3 4/2/2010	Q4 7/2/2010
	(1)(2)(3)	(1)(2)(3)	(2)(3)	(1)(3)
	(In millions, except per share amounts)
Fiscal 2010
Revenue	$119.4	$120.8	$117.7	$107.6
Gross margin	$38.2	$42.8	$18.5	$33.3
Operating loss	$(1.7)	$(1.6)	$(24.6)	$(83.6)
Net loss	$(7.8)	$(7.9)	$(25.7)	$(88.8)
Per share data:
Basic and diluted net loss per common share	$(0.13)	$(0.13)	$(0.43)	$(1.49)

(1)	Differences between the amounts presented above and previously reported quarterly financial results are attributable to the operating results of our WiMAX business, which has been presented as discontinued operations for the periods presented.
(2)	The amounts reflect adjustments related to WiMAX revenues and operating expenses for the first three quarters of fiscal 2011 and 2010 as compared to previously reported quarterly financial results. Revenue previously reported was $117.0 million for the third quarter of fiscal 2010, $334.6 million and $356.2 million, respectively, for the first three quarters of fiscal 2011 and 2010. Gross margin previously reported was $17.3 million for the third quarter of fiscal 2010, $96.6 million and $97.3 million, respectively, for the first three quarters of fiscal 2011 and 2010. Operating loss previously reported was $(10.1) million and $(25.8) million, respectively, for the third quarter of fiscal 2011 and 2010, and $(30.4) million and $(30.1) million, respectively, for the first three quarters of fiscal 2011 and 2010.

(3)	The following tables summarize certain charges, expenses, gains and loss from discontinued operations included in our results of operations for each of the fiscal quarters presented (in millions):

	Q1 10/1/2010	Q2 12/31/2010	Q3 4/1/2011	Q4 7/1/2011
Charges for product transition, product discontinuances and inventory mark-downs	$—	$—	$3.3	$3.3
Amortization of purchased technology and intangible assets	0.8	0.9	0.8	0.9
Restructuring charges	5.6	3.4	4.3	2.1
Amortization of fair value adjustments related to fixed assets and inventory	0.1	0.1	—	—
Rebranding and transitional costs	0.2	0.6	0.1	—
Loss on sale of NetBoss assets	3.9	0.5	—	0.2
Transactional tax assessments	—	0.5	—	2.3
Liquidation of entities	—	—	—	0.8
Other	—	—	—	(0.9)
Share-based compensation expense	0.8	1.2	1.4	1.4

	$11.4	$7.2	$9.9	$10.1

Loss from discontinued operations	$4.3	$2.5	$11.3	$13.6

	Q1 10/2/2009	Q2 1/1/2010	Q3 4/2/2010	Q4 7/2/2010
Intangible assets impairment charges	$—	$—	$—	$57.7
Property, plant and equipment impairment charges	—	—	—	8.7
Charges for product transition, product discontinuances and inventory mark-downs	—	—	16.9	—
Amortization of purchased technology and intangible assets	3.3	3.2	3.1	2.7
Restructuring charges	1.1	1.5	0.7	3.8
Amortization of fair value adjustments related to fixed assets	0.2	0.2	0.2	—
Rebranding and transitional costs	0.1	1.5	1.4	5.4
Gain on sale of building and Telsima acquisition purchase price settlement	—	—	—	(2.2)
Share-based compensation expense	1.1	0.5	0.3	1.2

	$5.8	$6.9	$22.6	$77.3

Loss from discontinued operations	$4.7	$4.6	$4.4	$8.1

We have not paid cash dividends on our Common Stock and do not intend to pay cash dividends in the foreseeable future.

Note 17. Subsequent Event

On September 2, 2011, we entered into an Asset Purchase Agreement (the “Agreement”) with EION Networks, Inc. (“EION”), a privately-owned Canadian company based in Ottawa, Ontario, pursuant to which we sold to EION our WiMAX business and related assets consisting of certain technology, inventory and equipment. Pursuant to the terms of the Agreement, we assigned our customer contracts for WiMAX products and maintenance and agreed to license related patents to EION. We also agreed to indemnification for customary seller representations and warranties, and the provision of transitional services. As consideration for the sale of assets, the Agreement provides for EION to pay us $0.4 million in cash six months from the date of closing and up to $2.8 million in additional cash payments contingent upon specific factors related to future WiMAX business performance. Currently, we are not able to estimate the amount of consideration that we will receive beyond the $0.4 million or the probability of any such payment. Accordingly, any future consideration will be recorded as a contingent gain in the period that it is received.

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

Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 1, 2011.

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

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of July 1, 2011.

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

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended July  1, 2011.

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

For information with respect to Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers of the Registrant.”

Information regarding our directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, by our directors and executive officers will appear in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be held on or about November 17, 2011 and is incorporated herein by reference.

Item 11. Executive Compensation

Information regarding our executive compensation will appear in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be held on or about November 17, 2011 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Summary

The following table provides information as of July 1, 2011, relating to our equity compensation plan pursuant to which grants of options, restricted stock and performance shares may be granted from time to time and the option plans and agreements assumed by us in connection with the Stratex acquisition:

Plan Category	Number of Securities to be Issued Upon Exercise of Options and Vesting of Restricted Stock and Performance Shares(1)	Weighted-Average Exercise Price of Outstanding Options(2)	Number of Securities Remaining Available for Further Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation plan approved by security holders(3)	3,366,929	$6.14	4,400,272
Equity Compensation plans not approved by security holders(4)	571,849	$16.44	—

Total	3,938,778	$7.70	4,400,272

(1)

Under the 2007 Stock Equity Plan, in addition to options, we have granted share-based compensation awards in the form of performance shares, restricted stock, performance share units and restricted stock units. As of July 1, 2011, there were 1,663,538 such awards outstanding under that plan. The outstanding awards consisted of (i) performance share awards at target and restricted stock awards, for which all

1,509,671 shares were issued and outstanding; and (ii) 153,867 performance share unit awards at target and restricted stock unit awards, for which all 153,867 were payable in shares but for which no shares were yet issued and outstanding. The 3,366,929 shares to be issued upon exercise of outstanding options and vesting of restricted stock units and performance share units as listed in the first column consisted of shares to be issued in respect of the exercise of 3,213,062 outstanding options and in respect of the 153,867 performance share unit awards and restricted stock units awards payable in shares.
(2)	Excludes weighted average fair value of restricted stock units and performance share units at issuance date.
(3)	Consists solely of our 2007 Stock Equity Plan, as amended and restated effective November 19, 2009.
(4)	Consists of common stock that may be issued pursuant to option plans and agreements assumed pursuant to the Stratex acquisition. The Stratex plans were duly approved by the stockholders of Stratex prior to the merger with us. No shares are available for further issuance.
(5)	For further information on our equity compensation plans see “Note 1. The Company and Summary of Significant Accounting Policies” and “Note 10. Stockholders’ Equity” in the notes to consolidated financial statements included in Item 8.

The other information required by this item will appear in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be held on or about November 17, 2011 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence will appear under “Transactions with Related Persons” and “Corporate Governance” in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be held on or about November 17, 2011 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding our principal accountant fees and services will appear in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be held on or about November 17, 2011 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report.

1. Financial Statements.

The financial statements of Aviat Networks, Inc. are set forth in Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended July 1, 2011

All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements or notes thereto.

2(b). Exhibits.

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Ex. #	Description

2.1	Amended and Restated Formation, Contribution and Merger Agreement, dated as of December 18, 2006, among Harris Corporation, Stratex Networks, Inc., Harris Stratex Networks, Inc. and Stratex Merger Corp. (incorporated by reference to Appendix A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 of Harris Stratex Networks, Inc. filed with the Securities and Exchange Commission on January 3, 2007, File No. 333-137980)

2.2	Letter Agreement, dated as of January 26, 2007, among Harris Corporation, Stratex Networks, Inc., Harris Stratex Networks, Inc. and Stratex Merger Corp. (incorporated by reference to Exhibit 2.1.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

2.3	Agreement and Plan of Merger by and among Harris Stratex Networks Operating Corporation, Eagle Networks Merger Corporation, Telsima Corporation and the Holder Representative dated as of February 27, 2009 (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009, File No. 001-33278)

2.4	Asset Purchase Agreement by and among Aviat U.S., Inc. and EION Networks, Inc., dated as of September 2, 2011 (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2011, File No. 001-33278)

3.1	Amended and Restated Certificate of Incorporation of Harris Stratex Networks, Inc. as filed with the Secretary of State of the State of Delaware on November 19, 2009 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2009, File No. 001-33278)

3.2	Amended and Restated Bylaws of Harris Stratex Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2009, File No. 001-33278)

3.3	Certificate of Ownership and Merger Merging Aviat Networks, Inc. into Harris Stratex Networks, Inc., effective January 27, 2010, as filed with the Secretary of State of the State of Delaware on January 27, 2010 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2010, File No. 001-33278)

Ex. #	Description

4.1	Intentionally omitted.

4.1.1	Specimen common stock certificate, adopted as of January 29, 2010 (incorporated by reference to Exhibit 4.1.1 to the Company’s Annual Report on Form 10-K for fiscal year end July 2, 2010 filed with the Securities and Exchange Commission on September 9, 2010, File No. 001-33278)

4.2	Intentionally omitted.

4.3	Intentionally omitted.

10.1	Intentionally omitted.

10.2	Non-Competition Agreement among Harris Stratex Networks, Inc., Harris Corporation and Stratex Networks, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.3	Intellectual Property Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.4	Trademark and Trade Name License Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.5 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.5	Intentionally omitted.

10.6	Transition Services Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.7 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.6.1	Amendment to Transition Services Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated December 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009 filed with the Securities and Exchange Commission on February 10, 2009, File No. 001-33278)

10.7	Intentionally omitted.

10.8	NetBoss Service Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.9 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.9	Intentionally omitted.

10.10	Tax Sharing Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.11 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.11	Intentionally omitted.

10.12*	Employment Agreement, effective as of April 8, 2008, between Harris Stratex Networks, Inc. and Harald J. Braun (incorporated by reference to Exhibit 10.15.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008 filed with the Securities and Exchange Commission on May 6, 2008, File No. 001-33278)

10.13*	Restated Employment Agreement, dated as of May 14, 2002, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Stratex Networks, Inc. for the Fiscal Year Ended March 31, 2003 filed with the Securities and Exchange Commission on May 19, 2003, File No. 000-15895)

Ex. #	Description

10.13.1*	Third Amendment to Employment Agreement, dated as of December 15, 2006, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 19, 2006, File No. 333-137980)

10.14*	Standard Form of Executive Employment Agreement between Harris Stratex Networks, Inc. and certain executives (incorporated by reference to Exhibit 10.16 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.15	Form of Indemnification Agreement between Harris Stratex Networks, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of Stratex Networks, Inc., File No. 33-13431)

10.16	Sublicense Agreement, effective as of January 26, 2007, between Harris Stratex Networks, Inc. and Harris Stratex Networks Operating Corporation (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2007 filed with the Securities and Exchange Commission on August 27, 2007, File No. 001-33278)

10.17*	Harris Stratex Networks, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2008 filed with the Securities and Exchange Commission on September 25, 2008, File No. 001-33278)

10.18*	Harris Stratex Networks, Inc. 2007 Stock Equity Plan (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2007, File No. 333-140442)

10.18.1	Harris Stratex Networks, Inc. 2007 Stock Equity Plan (As Amended and Restated Effective November 19, 2009) (incorporated by reference to Appendix B to the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on October 7, 2009, File No. 001-33278)

10.19	Credit Agreement between Harris Stratex Networks, Inc., Harris Stratex Networks Operating Corporation, Harris Stratex Networks(S) Pte. Ltd., Bank of America, N.A., Silicon Valley Bank, Banc of America Securities Asia Limited and Banc of America Securities LLC, dated June 30, 2008 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2008 filed with the Securities and Exchange Commission on September 25, 2008, File No. 001-33278)

10.19.1	Amendment No. 1 to Credit Agreement between Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks(S) Pte. Ltd., Bank of America, N.A., Bank of America, N.A. Hong Kong Branch, and Silicon Valley Bank, dated August 23, 2010 (incorporate by reference to Exhibit 10.19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2010 filed with the Securities and Exchange Commission on September 9, 2010, File No. 001-33278)

10.20	Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated January 21, 2004 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Stratex Networks, Inc. on January 22, 2004, File No. 000-15895)

10.20.1	Amendment No. 5 to Amended and Restated Loan and Security Agreement between Harris Stratex Networks Operating Corporation, a wholly owned subsidiary of Harris Stratex Networks, Inc. and the successor to Stratex Networks, Inc. and Silicon Valley Bank, dated February 23, 2007 (incorporated herein by reference to Exhibit 10.28.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2007 filed with the Securities and Exchange Commission on August 27, 2007, File No. 001-33278)

10.21	Intentionally omitted.

Ex. #	Description

10.22*	Employment Agreement, effective as of May 4, 2009, between Harris Stratex Networks, Inc. and Thomas L. Cronan III (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2009, File No. 001-33278)

10.23*	Employment Agreement, dated as of April 1, 2006, between Harris Stratex Networks, Inc. and Heinz Stumpe (incorporation by reference to Exhibit 10.15.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2007 filed with the Securities and Exchange Commission on May 8, 2007, File No. 001-33278)

10.24*	Employment Agreement, dated as of May 14, 2002, between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.1 to the Stratex Networks, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 9, 2006, File No. 000-15895)

10.24.1*	Amendment A, effective as of April 1, 2006, to Employment Agreement, dated May 14, 2002, between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.2 to the Stratex Networks, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 9, 2006, File No. 000-15895)

10.24.2*	Amendment B, effective as of April 1, 2006, to Employment Agreement, dated May 14, 2002, between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.3 to the Stratex Networks, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 9, 2006, File No. 000-15895)

10.25*	Employment Agreement, dated as of May 14, 2002, between Stratex Networks, Inc. and Shaun McFall (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2009 filed with the Securities and Exchange Commission on September 4, 2009, File No. 001-33278)

10.25.1*	Amendment, effective April 1, 2006, to Employment Agreement, dated May 14, 2002, between Stratex Networks, Inc. and Shaun McFall (incorporated by reference to Exhibit 10.25.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2009 filed with the Securities and Exchange Commission on September 4, 2009, File No. 001-33278)

10.26*	Employment Agreement, dated June 28, 2010, between Aviat Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2010, File No. 001-33278)

10.26.1*	Employment Agreement, dated August 1, 2010, between Aviat Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended October 1, 2010 filed with the Securities and Exchange Commission on November 10, 2010, File No. 001-33278)

10.27*	Employment Agreement, dated July 18, 2011, between Aviat Networks, Inc. and Charles D. Kissner

10.28*	Employment Agreement, dated July 18, 2011, between Aviat Networks, Inc. and Michael Pangia

10.29*	Employment Agreement, dated December 30, 2010, between Aviat Networks, Inc. and John Madigan (incorporate by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2011, File No. 001-33278)

10.30	Loan and Security Agreement between Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte Ltd. and Silicon Valley Bank, dated September 30, 2010 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2010, File No. 001-33278)

Ex. #	Description

10.31	Agreement between Aviat Networks, Inc. and Ramius Group, dated September 14, 2010 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2010, File No. 001-33278)

21	List of Subsidiaries of Aviat Networks, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Management compensatory contract, arrangement or plan required to be filed as an exhibit pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIAT NETWORKS, INC. (Registrant)

By:	/s/ Michael A. Pangia
Michael A. Pangia
President and Chief Executive Officer

Date: September 12, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Pangia Michael A. Pangia	President and Chief Executive Officer (Principal Executive Officer)	September 12, 2011

/s/ John J. Madigan John J. Madigan	Vice President, Corporate Controller and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	September 12, 2011

/s/ Charles D. Kissner Charles D. Kissner	Chairman of the Board	September 12, 2011

/s/ Eric C. Evans Eric C. Evans	Director	September 12, 2011

/s/ William A. Hasler William A. Hasler	Director	September 12, 2011

/s/ Clifford H. Higgerson Clifford H. Higgerson	Director	September 12, 2011

/s/ Raghavendra Rau Raghavendra Rau	Director	September 12, 2011

/s/ Dr. Mohsen Sohi Dr. Mohsen Sohi	Director	September 12, 2011

/s/ James C. Stoffel James C. Stoffel	Lead Independent Director	September 12, 2011

/s/ Edward F. Thompson Edward F. Thompson	Director	September 12, 2011

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

AVIAT NETWORKS, INC.

Years Ended July 1, 2011, July 2, 2010 and July 3, 2009

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Describe		(Additions) Deductions Describe		Balance at End of Period
	($)	($)	($)		($)		($)
	(In millions)
Allowances for collection losses:
Year ended July 1, 2011	13.3	2.9	—		2.0	(A)	14.2
Year ended July 2, 2010	27.0	2.6	—		16.3	(B)	13.3
Year ended July 3, 2009	12.6	9.9	—		(4.5)	(C)	27.0
Deferred tax asset valuation allowance(D):
Year ended July 1, 2011	183.4	13.0	—		—		196.4
Year ended July 2, 2010	168.9	14.5	—		—		183.4
Year ended July 3, 2009	116.9	50.8	1.2	(E)	—		168.9

Note A	Consists of changes to allowance for collection losses of $0.4 million for foreign currency translation losses, $1.7 million in additions from the sale of NetBoss assets and $4.1 million for uncollectible accounts charged off, net of recoveries on accounts previously charged off.

Note B	Consists of changes to allowance for collection losses of $16.3 million for uncollectible accounts charged off, net of recoveries on accounts previously charged off.

Note C	Consists of changes to allowance for collection losses of $0.1 million for foreign currency translation losses, $6.4 million in additions from the acquisition of Telsima and $1.8 million for uncollectible accounts charged off, net of recoveries on accounts previously charged off.

Note D	Additions to deferred tax valuation allowance are recorded as expense.

Note E	Deferred tax asset recorded as an adjustment to goodwill and identified intangible assets under purchase accounting and reclass of Harris Corporation Intercompany deferred tax assets.

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Ex. #	Description

2.1	Amended and Restated Formation, Contribution and Merger Agreement, dated as of December 18, 2006, among Harris Corporation, Stratex Networks, Inc., Harris Stratex Networks, Inc. and Stratex Merger Corp. (incorporated by reference to Appendix A to the proxy statement/prospectus forming a part of the Registration Statement on Form S-4 of Harris Stratex Networks, Inc. filed with the Securities and Exchange Commission on January 3, 2007, File No. 333-137980)

2.2	Letter Agreement, dated as of January 26, 2007, among Harris Corporation, Stratex Networks, Inc., Harris Stratex Networks, Inc. and Stratex Merger Corp. (incorporated by reference to Exhibit 2.1.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

2.3	Agreement and Plan of Merger by and among Harris Stratex Networks Operating Corporation, Eagle Networks Merger Corporation, Telsima Corporation and the Holder Representative dated as of February 27, 2009 (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2009, File No. 001-33278)

2.4	Asset Purchase Agreement by and among Aviat U.S., Inc. and EION Networks, Inc., dated as of September 2, 2011 (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2011, File No. 001-33278)

3.1	Amended and Restated Certificate of Incorporation of Harris Stratex Networks, Inc. as filed with the Secretary of State of the State of Delaware on November 19, 2009 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2009, File No. 001-33278)

3.2	Amended and Restated Bylaws of Harris Stratex Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2009, File No. 001-33278)

3.3	Certificate of Ownership and Merger Merging Aviat Networks, Inc. into Harris Stratex Networks, Inc., effective January 27, 2010, as filed with the Secretary of State of the State of Delaware on January 27, 2010 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2010, File No. 001-33278)

4.1	Intentionally omitted.

4.1.1	Specimen common stock certificate, adopted as of January 29, 2010 (incorporated by reference to Exhibit 4.1.1 to the Company’s Annual Report on Form 10-K for fiscal year end July 2, 2010 filed with the Securities and Exchange Commission on September 9, 2010, File No. 001-33278)

4.2	Intentionally omitted.

4.3	Intentionally omitted.

10.1	Intentionally omitted.

10.2	Non-Competition Agreement among Harris Stratex Networks, Inc., Harris Corporation and Stratex Networks, Inc. dated January 26, 2007 (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.3	Intellectual Property Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

Ex. #	Description

10.4	Trademark and Trade Name License Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.5 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.5	Intentionally omitted.

10.6	Transition Services Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.7 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.6.1	Amendment to Transition Services Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated December 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009 filed with the Securities and Exchange Commission on February 10, 2009, File No. 001-33278)

10.7	Intentionally omitted.

10.8	NetBoss Service Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.9 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.9	Intentionally omitted.

10.10	Tax Sharing Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.11 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.11	Intentionally omitted.

10.12*	Employment Agreement, effective as of April 8, 2008, between Harris Stratex Networks, Inc. and Harald J. Braun (incorporated by reference to Exhibit 10.15.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008 filed with the Securities and Exchange Commission on May 6, 2008, File No. 001-33278)

10.13*	Restated Employment Agreement, dated as of May 14, 2002, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of Stratex Networks, Inc. for the Fiscal Year Ended March 31, 2003 filed with the Securities and Exchange Commission on May 19, 2003, File No. 000-15895)

10.13.1*	Third Amendment to Employment Agreement, dated as of December 15, 2006, by and between Stratex Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 19, 2006, File No. 333-137980)

10.14*	Standard Form of Executive Employment Agreement between Harris Stratex Networks, Inc. and certain executives (incorporated by reference to Exhibit 10.16 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.15	Form of Indemnification Agreement between Harris Stratex Networks, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of Stratex Networks, Inc., File No. 33-13431)

10.16	Sublicense Agreement, effective as of January 26, 2007, between Harris Stratex Networks, Inc. and Harris Stratex Networks Operating Corporation (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2007 filed with the Securities and Exchange Commission on August 27, 2007, File No. 001-33278)

Ex. #	Description

10.17*	Harris Stratex Networks, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2008 filed with the Securities and Exchange Commission on September 25, 2008, File No. 001-33278)

10.18*	Harris Stratex Networks, Inc. 2007 Stock Equity Plan (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2007, File No. 333-140442)

10.18.1	Harris Stratex Networks, Inc. 2007 Stock Equity Plan (As Amended and Restated Effective November 19, 2009) (incorporated by reference to Appendix B to the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on October 7, 2009, File No. 001-33278)

10.19	Credit Agreement between Harris Stratex Networks, Inc., Harris Stratex Networks Operating Corporation, Harris Stratex Networks(S) Pte. Ltd., Bank of America, N.A., Silicon Valley Bank, Banc of America Securities Asia Limited and Banc of America Securities LLC, dated June 30, 2008 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2008 filed with the Securities and Exchange Commission on September 25, 2008, File No. 001-33278)

10.19.1	Amendment No. 1 to Credit Agreement between Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks(S) Pte. Ltd., Bank of America, N.A., Bank of America, N.A. Hong Kong Branch, and Silicon Valley Bank, dated August 23, 2010 (incorporate by reference to Exhibit 10.19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2010 filed with the Securities and Exchange Commission on September 9, 2010, File No. 001-33278)

10.20	Amended and Restated Loan and Security Agreement between Stratex Networks, Inc. and Silicon Valley Bank, dated January 21, 2004 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Stratex Networks, Inc. on January 22, 2004, File No. 000-15895)

10.20.1	Amendment No. 5 to Amended and Restated Loan and Security Agreement between Harris Stratex Networks Operating Corporation, a wholly owned subsidiary of Harris Stratex Networks, Inc. and the successor to Stratex Networks, Inc. and Silicon Valley Bank, dated February 23, 2007 (incorporated herein by reference to Exhibit 10.28.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2007 filed with the Securities and Exchange Commission on August 27, 2007, File No. 001-33278)

10.21	Intentionally omitted.

10.22*	Employment Agreement, effective as of May 4, 2009, between Harris Stratex Networks, Inc. and Thomas L. Cronan III (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2009, File No. 001-33278)

10.23*	Employment Agreement, dated as of April 1, 2006, between Harris Stratex Networks, Inc. and Heinz Stumpe (incorporation by reference to Exhibit 10.15.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2007 filed with the Securities and Exchange Commission on May 8, 2007, File No. 001-33278)

10.24*	Employment Agreement, dated as of May 14, 2002, between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.1 to the Stratex Networks, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 9, 2006, File No. 000-15895)

10.24.1*	Amendment A, effective as of April 1, 2006, to Employment Agreement, dated May 14, 2002, between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.2 to the Stratex Networks, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 9, 2006, File No. 000-15895)

Ex. #	Description

10.24.2*	Amendment B, effective as of April 1, 2006, to Employment Agreement, dated May 14, 2002, between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.3 to the Stratex Networks, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 9, 2006, File No. 000-15895)

10 .25*	Employment Agreement, dated as of May 14, 2002, between Stratex Networks, Inc. and Shaun McFall (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2009 filed with the Securities and Exchange Commission on September 4, 2009, File No. 001-33278)

10.25.1*	Amendment, effective April 1, 2006, to Employment Agreement, dated May 14, 2002, between Stratex Networks, Inc. and Shaun McFall (incorporated by reference to Exhibit 10.25.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2009 filed with the Securities and Exchange Commission on September 4, 2009, File No. 001-33278)

10.26*	Employment Agreement, dated June 28, 2010, between Aviat Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2010, File No. 001-33278)

10.26.1*	Employment Agreement, dated August 1, 2010, between Aviat Networks, Inc. and Charles D. Kissner (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended October 1, 2010 filed with the Securities and Exchange Commission on November 10, 2010, File No. 001-33278)

10.27*	Employment Agreement, dated July 18, 2011, between Aviat Networks, Inc. and Charles D. Kissner

10.28*	Employment Agreement, dated July 18, 2011, between Aviat Networks, Inc. and Michael Pangia

10.29*	Employment Agreement, dated December 30, 2010, between Aviat Networks, Inc. and John Madigan (incorporate by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2011, File No. 001-33278)

10.30	Loan and Security Agreement between Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte Ltd. and Silicon Valley Bank, dated September 30, 2010 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2010, File No. 001-33278)

10.31	Agreement between Aviat Networks, Inc. and Ramius Group, dated September 14, 2010 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2010, File No. 001-33278)

21	List of Subsidiaries of Aviat Networks, Inc.

23	Consent of Independent Registered Public Accounting Firm

31 .1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31 .2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32 .1	Section 1350 Certification of Chief Executive Officer.

32 .2	Section 1350 Certification of Chief Financial Officer.

*	Management compensatory contract, arrangement or plan required to be filed as an exhibit pursuant to Item 15(b) of this report.