Form 10-Q
period 2011-09-30
AVIAT NETWORKS, INC.
filed 2011-11-09
CIK 1377789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by checkmark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock as of November 1, 2011 was 61,219,219 shares.

AVIAT NETWORKS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AVIAT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended
(In millions, except per share amounts)	September 30, 2011	October 1, 2010
Revenues:
Revenue from product sales	$89.1	$80.5
Revenue from services	22.3	19.9

Total revenues	111.4	100.4
Cost of revenues:
Cost of product sales	61.4	57.9
Cost of services	17.1	16.0
Amortization of purchased technology	0.2	0.2

Total cost of revenues	78.7	74.1

Gross margin	32.7	26.3
Operating expenses:
Research and development expenses	9.0	9.7
Selling and administrative expenses	24.6	28.4
Amortization of identifiable intangible assets	0.7	0.7
Restructuring charges	0.9	5.6

Total operating expenses	35.2	44.4

Operating loss	(2.5)	(18.1)
Loss on sale of NetBoss assets	—	(3.9)
Interest income	0.2	0.1
Interest expense	(0.4)	(0.6)

Loss from continuing operations before income taxes	(2.7)	(22.5)
Provision for (benefit from) income taxes	1.0	(5.5)

Loss from continuing operations	(3.7)	(17.0)
Loss from discontinued operations, net of tax	(3.1)	(4.3)

Net loss	$(6.8)	$(21.3)

Per share data:
Basic and diluted loss per common share from continuing operations	$(0.06)	$(0.29)
Basic and diluted loss per common share from discontinued operations	$(0.05)	$(0.07)
Basic and diluted net loss per common share	$(0.12)	$(0.36)
Basic and diluted weighted average shares outstanding	58.8	59.3

See accompanying Notes to Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except share and per share amounts)	September 30, 2011	July 1, 2011
Assets
Current Assets
Cash and cash equivalents	$87.6	$98.2
Receivables, net	124.7	133.0
Unbilled costs	28.2	24.8
Inventories	50.0	50.6
Customer service inventories	20.3	21.2
Deferred income taxes	0.8	0.8
Other current assets	20.2	21.7

Total current assets	331.8	350.3
Long-Term Assets
Property, plant and equipment, net	22.2	21.6
Goodwill	5.6	5.6
Identifiable intangible assets, net	3.2	4.1
Deferred income taxes	0.7	0.7
Other assets	1.6	1.6

Total long-term assets	33.3	33.6

Total assets	$365.1	$383.9

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term debt	$6.0	$6.0
Accounts payable	61.7	70.3
Accrued compensation and benefits	10.0	11.1
Redeemable preference shares	8.3	8.3
Other accrued expenses	53.1	50.3
Advance payments and unearned income	40.2	45.8
Deferred income taxes	0.9	0.9
Restructuring liabilities	3.2	4.4

Total Current Liabilities	183.4	197.1
Long-Term Liabilities
Other long-term liabilities	3.3	3.5
Reserve for uncertain tax positions	4.2	4.2
Deferred income taxes	1.4	1.4

Total Liabilities	192.3	206.2
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; issued and outstanding 60,511,709 shares as of September 30, 2011 and 60,611,561 shares as of July 1, 2011	0.6	0.6
Additional paid-in-capital	792.5	791.6
Accumulated deficit	(618.6)	(611.8)
Accumulated other comprehensive loss	(1.7)	(2.7)

Total Stockholders’ Equity	172.8	177.7

Total Liabilities and Stockholders’ Equity	$365.1	$383.9

See accompanying Notes to Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Quarter Ended
	September 30, 2011	October 1, 2010
	(In millions)
Cash flows from operating activities:
Net loss	$(6.8)	$(21.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of identifiable intangible assets	0.9	0.9
Depreciation and amortization of property, plant and equipment and capitalized software	0.8	2.7
Share-based compensation expense	1.0	0.8
Deferred income tax expense (benefit)	—	(1.7)
Charges for inventory write-downs	1.4	7.7
Loss on held for sale assets, net	2.0	—
Loss on sale of NetBoss assets	—	3.9
Changes in operating assets and liabilities:
Receivables	8.3	(12.5)
Unbilled costs	(3.4)	2.7
Inventories	0.2	(5.2)
Customer service inventories	(0.1)	(0.8)
Accounts payable	(8.6)	(5.4)
Accrued expenses	(0.7)	0.2
Advance payments and unearned income	(5.5)	(5.7)
Income taxes payable or receivable	0.5	(1.4)
Restructuring liabilities and other assets and liabilities	3.4	(2.4)

Net cash used in operating activities	(6.6)	(37.5)
Cash flows from investing activities
Cash received from sale of NetBoss assets	—	3.8
Cash disbursed related to sale of WiMAX business	(0.2)	—
Additions of property, plant and equipment	(2.8)	(1.3)
Additions of capitalized software	—	(0.3)

Net cash provided by (used in) investing activities	(3.0)	2.2
Cash flows from financing activities
Proceeds from short-term debt arrangement	—	6.0
Payments on short-term debt arrangement	—	(5.0)

Net cash provided by financing activities	—	1.0
Effect of exchange rate changes on cash and cash equivalents	(1.0)	0.4

Net decrease in cash and cash equivalents	(10.6)	(33.9)
Cash and cash equivalents, beginning of period	98.2	141.7

Cash and cash equivalents, end of period	$87.6	$107.8

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Aviat Networks, Inc. and its subsidiaries (“the Company” or “we”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter ended September 30, 2011 (the “first quarter of fiscal 2012”) are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2011 (“Fiscal 2011 Form 10-K”).

We operate on a 52-week or 53-week year ending on the Friday nearest June 30. The first quarters of fiscal 2012 and 2011 were both 13-week periods.

Reclassifications

Beginning in the third quarter of fiscal 2011, the results of the WiMAX business are presented as discontinued operations in our consolidated financial statements. Historical amounts for the first quarter of fiscal 2011 are reclassified to conform to current period presentation. See Note 3 for a discussion of changes in reporting related to our discontinued operations.

In the fourth quarter of fiscal 2011, we reclassified customer service parts, previously reported as a component of property, plant and equipment, as customer service inventories. Accordingly, expenses related to customer service inventories of $0.9 million for the first quarter of fiscal 2011 have been reclassified in the condensed consolidated statements of cash flows from depreciation and amortization to inventory write-downs within the cash flows from operating activities section. In addition, the purchases of $0.7 million of customer service inventories in the first quarter of fiscal 2011 have been reclassified from investing activities to operating activities in the condensed consolidated statements of cash flows.

Use of estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates, assumptions and judgments affecting the amounts reported and related disclosures. Estimates are based upon historical factors, current circumstances and the experience and judgment of our management. We evaluate our estimates and assumptions on an ongoing basis and may employ outside experts to assist us in making these evaluations. Changes in such estimates, based on more accurate information, or different assumptions or conditions, may affect amounts reported in future periods. Such estimates affect significant items, including revenue recognition, provision for doubtful accounts, inventory valuation, fair value of goodwill and intangible assets, valuation allowances for deferred tax assets, uncertainties in income taxes, restructuring obligations, product warranty obligations, share-based awards, contingencies and useful lives of intangible assets, property, plant and equipment.

Note 2. Recently Issued Accounting Standards

In June 2011, the FASB issued an accounting standards update on the presentation of comprehensive income. This update eliminates one of the presentation options provided by current U.S. GAAP, that is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is to be applied retrospectively and is effective for us beginning in our first quarter of fiscal 2013. The adoption of this update will not impact our consolidated financial position or results of operations. We are currently evaluating the disclosure impact of the adoption of this guidance on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Topic 350, “ Intangibles—Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”), which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that goodwill impairment exists. This guidance is effective for us beginning in the first quarter of fiscal 2012. The adoption of ASU 2010-28 does not have a material impact on our consolidated financial position or results of operations.

Note 3. Divestitures

Disposition of WiMAX Business and Discontinued Operations

In March 2011, our board of directors approved a plan for the sale of our WiMAX business. This decision resulted from an effort to complete the strategic plan to streamline our business activities and focus our time and resources on growing our core microwave business to better position us for long-term success.

On September 2, 2011, we entered into an Asset Purchase Agreement (the “Agreement”) with EION Networks, Inc. (“EION”), a privately-owned Canadian company, pursuant to which we sold to EION our WiMAX business and related assets consisting of certain technology, inventory and equipment. Pursuant to the terms of the Agreement, we assigned customer contracts for WiMAX products and maintenance and agreed to license related patents to EION. We also agreed to indemnification for customary seller representations and warranties, and the provision of transitional services. As consideration for the sale of assets, the Agreement provides for EION to pay us $0.4 million in cash six months from the date of closing and up to $2.8 million in additional cash payments contingent upon specific factors related to future WiMAX business performance. Currently we are not able to estimate the amount of consideration that we will receive beyond the $0.4 million or the probability of any such payment. Accordingly, any future consideration will be recorded as a contingent gain in the period that it is received. In addition, under the Agreement, EION is entitled to receive cash payments up to $2.0 million upon collections of certain WiMAX accounts receivable as of the date of close.

From the third quarter of fiscal 2011, we began accounting for the WiMAX business as a discontinued operation. We have reclassified the WiMAX business’ operating results for the first quarter of fiscal 2011 to loss from discontinued operations in the condensed consolidated statement of operations. We also classified the assets and liabilities of the WiMAX business as held for sale and included them in other current assets and other accrued expenses, respectively, on our condensed consolidated balance sheet as of July 1, 2011. As of September 2, 2011 and July 1, 2011, the net assets of the WiMAX business have been adjusted to their estimated fair value less cost of disposition. WiMAX business’ assets disposed and our liabilities related to the net payable to EION and selling costs included the following:

(in millions)	September 2, 2011	July 1, 2011
Assets held for sale:
Inventories, net	$7.0	$7.0
Equipment	1.5	1.5
Valuation allowance	(8.5)	(8.5)

	$—	$—

Accrued liabilities related to the disposition	$2.1	$0.3

We recorded a loss of $2.0 million on sale of WiMAX business in the first quarter of fiscal 2012. Summary results of operations for the WiMAX business were as follows:

	Quarter Ended
(in millions)	September 30, 2011	October 1, 2010
Revenues	$3.0	$8.7

Loss from operations of WiMAX	$(0.9)	$(4.3)
Loss on disposal	(2.0)	—
Income taxes	(0.2)	—

Total loss from discontinued operations	$(3.1)	$(4.3)

Sale of NetBoss Assets

In September 2010, we sold our NetBoss assets, consisting of internally-developed intellectual property and certain equipment, to a third party named NetBoss Technologies, Inc. for $3.8 million of cash. We recognized a $3.9 million loss on the sale of the NetBoss assets in our condensed consolidated statement of operations during the first quarter of fiscal 2011. NetBoss Technologies Inc. is a new company formed by its management team, our former development partner for NetBoss, and private investors. As part of the terms of the sale, we have assigned our customer contracts for NetBoss software and maintenance to NetBoss Technologies, Inc. We continued to license NetBoss technology to operate our network operations centers.

Note 4. Accumulated Other Comprehensive Loss and Total Comprehensive Loss

Accumulated other comprehensive loss (“AOCI”) as of September 30, 2011 and July 1, 2011, and the changes in the components of AOCI, consisted of the following:

(In millions)	Foreign Currency Translation	Hedging Derivatives	Total Accumulated Other Comprehensive Loss
Balance as of July 1, 2011	$(2.6)	$(0.1)	$(2.7)
Foreign currency translation gain	0.2	—	0.2
Net unrealized gain on hedging activities	—	0.8	0.8

Balance as of September 30, 2011	$(2.4)	$0.7	$(1.7)

Total comprehensive loss for the quarters ended September 30, 2011 and October 1, 2010 was comprised of the following:

	Quarter Ended
(In millions)	September 30, 2011	October 1, 2010
Net loss	$(6.8)	$(21.3)
Other comprehensive income (loss):
Foreign currency translation gain	0.2	0.1
Net unrealized gain (loss) on hedging activities	0.8	(0.5)

Total comprehensive loss	$(5.8)	$(21.7)

Note 5. Net Income (Loss) per Share of Common Stock

We compute net income (loss) per share of common stock using the two-class method. Basic net income (loss) per share is computed using the weighted average number of common shares and participating securities outstanding. Our unvested restricted shares (including restricted stock awards and performance share awards) contain rights to receive non-forfeitable dividends and therefore are considered to be participating securities and would be included in the calculations of net income per basic and diluted common share. However, we incurred a net loss in the first quarter of both fiscal 2012 and fiscal 2011. In accordance with ASC subtopic 260-10, undistributed losses were not allocated to unvested restricted shares due to the fact that the unvested restricted shares are not contractually obligated to share in the losses of the company.

As a result of the company’s net loss in the first quarter of fiscal 2012 and fiscal 2011, the computation of diluted net loss per share for these periods excluded all potential common stock equivalents outstanding as their effect was anti-dilutive. Such common equivalent shares included options to purchase shares of common stock, unvested restricted stock awards and units, and unvested performance share awards.

Note 6. Balance Sheet Components

Receivables

Our receivables are summarized below:

	September 30, 2011	July 1, 2011
	(In millions)
Accounts receivable	$134.3	$143.2
Notes receivable due within one year	4.0	4.0

	138.3	147.2
Less allowances for collection losses	(13.6)	(14.2)

	$124.7	$133.0

To comply with requests from our customers for longer payment terms, we may accept letters of credit with payment terms of up to one year or more, which we generally discount with various financial institutions. Under these arrangements, collection risk is fully transferred to the financial institutions. We record the cost of discounting these letters of credit as interest expense. During the first quarter of fiscal 2012 and fiscal 2011, we discounted customer letters of credit totaling $11.3 million and $4.3 million, respectively, and recorded related interest expense of less than $0.1 million in both quarters.

Inventories

Our inventories are summarized below:

	September 30, 2011	July 1, 2011
	(In millions)
Finished products	$40.9	$41.4
Work in process	7.2	6.5
Raw materials and supplies	1.9	2.7

	$50.0	$50.6

During the first quarter of fiscal 2012 and fiscal 2011, we recorded charges to adjust our inventories and customer service inventories to the lower of cost or market totaling $1.4 million and $5.6 million, respectively. These charges were primarily due to excess and obsolete inventory resulting from product transitioning and discontinuance.

Prior to fiscal 2011, we capitalized most of the costs associated with our internal manufacturing operations as a component of the overall cost of product inventory. Beginning in the first quarter of fiscal 2011, the manufacturing of our products was handled primarily by contract manufacturers and the activity transfer was completed by the end of fiscal 2011. Accordingly, the costs associated with our internal operations organization are now expensed as incurred. Gross margin in the first quarter of fiscal 2011 was negatively impacted by the immediate expensing of $6.0 million of such costs that was previously capitalized.

Property, Plant and Equipment

Our property, plant and equipment are summarized below:

	September 30, 2011	July 1, 2011
	(In millions)
Land	$0.7	$0.7
Buildings	10.1	10.1
Software developed for internal use	6.7	6.7
Machinery and equipment	46.6	45.1

	64.1	62.6
Less accumulated depreciation and amortization	(41.9)	(41.0)

	$22.2	$21.6

Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was $0.8 million and $2.2 million, respectively, during the first quarter of fiscal 2012 and fiscal 2011, respectively.

Accrued Warranties

Changes in our warranty liability, which is included as a component of other accrued expenses on the condensed consolidated balance sheets, during the first quarter of fiscal 2012 and fiscal 2011 were as follows:

	Quarter Ended
	September 30, 2011	October 1, 2010
	(In millions)
Balance as of the beginning of the fiscal year	$2.8	$3.2
Warranty provision for revenue recorded during the period	0.4	0.5
Settlements made during the period	(0.6)	(0.6)

Balance as of the end of the period	$2.6	$3.1

Note 7. Fair Value Measurements of Assets and Liabilities

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

The carrying amounts, estimated fair values and valuation input levels of our financial assets and financial liabilities as of September 30, 2011 and July 1, 2011 were as follows:

	September 30, 2011		July 1, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
	(In millions)
Financial Assets:
Cash	$45.0	$45.0	$38.9	$38.9	Level 1
Cash equivalents	$42.6	$42.6	$59.3	$59.3	Level 1
Foreign exchange forward contracts	$0.8	$0.8	$0.2	$0.2	Level 2
Financial Liabilities:
Short-term debt	$6.0	$6.0	$6.0	$6.0	Level 2
Redeemable preference shares	$8.3	$8.3	$8.3	$8.3	Level 3
Foreign exchange forward contracts	$0.1	$0.1	$0.1	$0.1	Level 2

We classify investments within Level 1 if quoted prices are available in active markets. Level 1investments generally include U.S. Treasuries, trading securities with quoted prices on active markets, and money market funds. Our cash equivalents consist primarily of shares in prime money market funds purchased from two major financial institutions. As of September 30, 2011 and July 1, 2011, these money market shares were valued at $1.00 net asset value per share by these financial institutions.

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

We classify items in Level 3 if the investments are valued based on unobservable inputs in the market. We have valued our redeemable preference shares at face value as of September 30, 2011 and July 1, 2011 due to the existence of a put option one of the holders has with our former majority stockholder Harris, our agreement with Harris to redeem these shares on January 30, 2012 in exchange for their reimbursement of the premium payable, and the non-existence of a market for comparable financial instruments. See Note 8 to the financial statements for further information on the early redemption of these shares.

Our policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first quarter of fiscal 2012 and fiscal 2011, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.

Note 8. Redeemable Preference Shares

During fiscal 2007, our Singapore subsidiary issued 8,250 redeemable preference shares to the U.S. parent company which, in turn, sold the shares to two unrelated investment companies at par value for total sale proceeds of $8.25 million. Upon original issuance in fiscal 2007, our former majority stockholder Harris guaranteed redemption of these preference shares directly with these two unrelated investment companies through the existence of put option arrangements. During May 2009, one of these unrelated investment companies exercised a put option with Harris and sold its entire interest in 3,250 redeemable preference shares at face value to Harris. Accordingly, Harris owns this partial interest in our redeemable preference shares outstanding as of September 30, 2011 and July 1, 2011.

These redeemable preference shares represent less than a 1% interest in our Singapore subsidiary. The redeemable preference shares have an automatic redemption date of January 2017, which is 10 years from the date of issue. Preference dividends are cumulative and payable quarterly in cash at the rate of 12% per annum. The holders of the redeemable preference shares have liquidation rights in priority of all classes of capital stock of our Singapore subsidiary. The holders of the redeemable preference shares do not have any other participation in, or rights to, our profits, assets or capital shares, and do not have rights to vote as a stockholder of the Singapore subsidiary unless the preference dividend or any part thereof is in arrears and has remained unpaid for at least 12 months after it has been declared. During the first quarter of fiscal 2012 and fiscal 2011, preference dividends totaling $0.2 million in each fiscal year were recorded as interest expense in the accompanying consolidated statements of operations.

Our Singapore subsidiary has the right at any time after 5 years from the issue date to redeem, in whole or in part, the redeemable preference shares at 100% to 105% of the issue price depending on the redemption date.

In an agreement dated June 30, 2011 by and among Harris, the Company and our Singapore subsidiary, we agreed to redeem the shares on the fifth anniversary of the date of issuance, January 30, 2012, at the stated redemption amount of 105% of their face value. In consideration for the early redemption, Harris has agreed to waive the 5% premium for the amount that would otherwise be payable to them and to reimburse us for the 5% premium that is payable to the remaining stockholder. Accordingly, as of September 30, 2011 and July 1, 2011, the $8.25 million redemption price for these shares has been classified as a current liability.

Note 9. Credit Facility and Debt

Our outstanding debt consisted of short-term debt of $6.0 million as of September 30, 2011 and July 1, 2011.

During the quarter ended October 1, 2010, we terminated our previous credit facility with two commercial banks and entered into a new $40.0 million credit facility with Silicon Valley Bank for an initial term of one year expiring on September 30, 2011. Prior to September 30, 2011, the availability of the facility was extended and on November 2, 2011 the facility was amended to expire on February 28, 2014 and provide for a two year term loan provision for up to $8.25 million intended to fund the redemption of the preference shares on January 30, 2012.

Our current credit facility provides for a committed amount of $40.0 million. The facility provides for (1) demand borrowings (with no stated maturity date); (2) fixed term Eurodollar loans for up to six months, (3) a two year term loan in an amount up to $8.25 million to be drawn down by January 31, 2012 and (4) the issuance of standby or commercial letters of credit.

Demand borrowings carry an interest rate computed at the daily prime rate as published in the Wall Street Journal, which was 3.25% as of September 30, 201l. Interest on Eurodollar loans are offered at LIBOR plus a spread of between 2.00% to 2.75% based on our current leverage ratio. The interest rate on Eurodollar loans was set initially at a spread of 2.75% for the fiscal quarter ended October 1, 2010 and is adjustable quarterly thereafter based on the computed actual leverage ratio for the most recently completed fiscal quarter. The term loan will be at a fixed rate of 5% per annum and provides for equal monthly payments of principal. The facility contains a minimum liquidity ratio covenant and a minimum profitability covenant. As of September 30, 2011, we were in compliance with these financial covenants. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the credit facility.

Available credit as of September 30, 2011 was $24.8 million reflecting borrowings of $6.0 million and outstanding letters of credit of $9.2 million. The weighted average interest rate on our short-term borrowings was 3.25% as of September 30, 2011.

We also have an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our subsidiary located there. This line of credit provides for $0.2 million in short-term advances at various interest rates, all of which was available as of September 30, 2011. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.2 million was outstanding as of September 30, 2011. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.

Note 10. Restructuring

Fiscal 2011 Plan

During the first quarter of fiscal 2011, we initiated a restructuring plan to reduce our operational costs (the “Fiscal 2011 Plan”). The Fiscal 2011 Plan was intended to bring our cost structure in line with the changing dynamics of the worldwide microwave radio and telecommunication markets, primarily in North America, Europe and Asia. The following table summarizes our costs incurred during first quarter of fiscal 2012 and fiscal 2011, estimated additional costs to be incurred and estimated total costs expected to be incurred as of September 30, 2011 under the Fiscal 2011 Plan:

(In millions)	Total Costs Incurred During Quarter Ended October 1, 2010	Total Costs Incurred During Quarter Ended September 30, 2011	Cumulative Costs Incurred Through September 30, 2011	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
North America:
Severance and benefits	$3.9	$0.2	$7.9	$2.6	$10.5
Facilities and other	—	0.5	2.7	1.3	4.0

	$3.9	$0.7	$10.6	$3.9	$14.5

International:
Severance and benefits	$0.8	$0.2	$3.0	$0.3	$3.3
Facilities and other	—	—	—	0.3	0.3

	$0.8	$0.2	$3.0	$0.6	$3.6

Totals for Fiscal 2011 Plan	$4.7	$0.9	$13.6	$4.5	$18.1

During first quarter of fiscal 2012, we continued executing restructuring activities to reduce our operating costs worldwide under the Fiscal 2011 Plan. The $0.5 million facilities charges primarily related to the sublease and relocation of our Morrisville, North Carolina office during the quarter.

During first quarter of fiscal 2011, our severance and benefits charges under the Fiscal 2011 Plan for North America segment related to reductions in force for the downsizing of the Morrisville, North Carolina office, reductions in force in Canada of their finance, human resources, IT and engineering functions, and the reductions in force resulting from the sale of our NetBoss assets. The severance and benefits for International segment related primarily to reductions in personnel located in our field offices during first quarter of fiscal 2011.

We expect to incur further costs to complete the initiatives of the Fiscal 2011 Plan which include a variety of activities to further align our cost structure with demands of the marketplace. .

Fiscal 2009 Plan

During the first quarter of fiscal 2009, we announced a restructuring plan to reduce our worldwide workforce in the U.S., France, Canada and other locations throughout the world (the “Fiscal 2009 Plan”). The Fiscal 2009 Plan also included the restructure and transition of our North America manufacturing operations and global supply chain operations. The Fiscal 2009 Plan has been completed as of the end of fiscal 2011. We did not incur restructuring costs related to the Fiscal 2009 Plan in the first quarter of fiscal 2012 and do not expect to incur future restructuring costs related to the Fiscal 2009 Plan.

The following table summarizes our costs incurred during the first quarter of fiscal 2011 and total costs incurred under the Fiscal 2009 Plan:

(In millions)	Total Costs Incurred During Quarter Ended October 1, 2010	Total Restructuring Costs Incurred (Completed in Q4 Fiscal 2011)
North America:
Severance and benefits	$0.8	$9.2
Facilities and other	0.1	2.8

	$0.9	$12.0

International:
Severance and benefits	$—	$5.8
Facilities and other	—	0.2

	$—	$6.0

Totals for Fiscal 2009 Plan	$0.9	$18.0

During the first quarter of fiscal 2011, our restructuring charges related to the Fiscal 2009 Plan primarily consisted of the severance and benefits charges for reductions in force in our San Antonio manufacturing facilities and costs related to facility lease obligation adjustments.

Restructuring Liabilities

The information in the following table summarizes our restructuring activities during the first quarter of fiscal 2012 and restructuring liability as of September 30, 2011:

	Severance and Benefits	Facilities and Other	Total
	(In millions)
Restructuring liability as of July 1, 2011	$3.2	$1.8	$5.0
Provision related to Fiscal 2011 Plan	0.4	0.5	0.9
Cash payments	(1.2)	(1.0)	(2.2)

Restructuring liability as of September 30, 2011	$2.4	$1.3	$3.7

Current restructuring liability			$3.2
Long-term restructuring liability			$0.5

Note 11. Share-Based Compensation

Our compensation expense for share-based awards was included in our consolidated statements of operations as follows:

	Quarter Ended
(In millions)	September 30, 2011	October 1, 2010
By Expense Category:
Cost of product sales and services	$0.1	$0.1
Research and development	0.2	0.2
Selling and administrative	0.6	0.5
Discontinued operations	0.1	—

Total share-based compensation expense, net of zero tax	$1.0	$0.8

By Types of Award:
Options	$0.6	$0.5
Restricted stock awards	0.3	0.2
Performance shares	0.1	0.1

Total share-based compensation expense	$1.0	$0.8

During the first quarter of fiscal 2012, we granted options to purchase 692,001 shares of our common stock and awarded 245,099 shares of restricted stock and unit and 173,333 shares of performance award and unit to employees under our 2007 Stock Equity Plan. During the first quarter of fiscal 2012, 100,763 shares of performance share awards and 21,722 shares of performance share units were vested upon achievement of a new product development milestone during the quarter. There were no share-based awards granted in the first quarter of fiscal 2011.

The fair value of each share subject to an option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:

Quarter Ended
Grant Date	September 30, 2011
Expected dividends	0.0%
Expected volatility	65.5%
Risk-free interest rate	0.60%
Expected term (years)	4.38
Fair value per option on date of grant	$1.22

As of September 30, 2011, there was $6.0 million of total unrecognized compensation expense related to nonvested stock options and restricted stock awards granted under our 2007 Stock Equity Plan. This expense is expected to be recognized over a weighted-average period of 2.03 years.

Note 12. Major Customer and Business Segments

During the first quarter of fiscal 2012, one International segment customer, Mobile Telephone Networks group (“MTN”) in Africa, accounted for 17.6% of our total revenue. MTN is an affiliated group of separate regional carriers and operators located in Africa. During the first quarter of fiscal 2011, none of our customers accounted for 10% or more of revenue.

Revenue and operating loss by segment are as follows:

	Quarter Ended
(In millions)	September 30, 2011	October 1, 2010
Revenue
North America	$37.1	$35.3
International	74.3	65.1

Total Revenue	$111.4	$100.4

Loss Before Income Taxes
Segment Operating (Loss) Income:
North America (1)	$(1.9)	$(9.5)
International (2)	(0.6)	(8.6)

Operating loss	$(2.5)	$(18.1)

(1)	The following table summarizes certain charges and expenses included in the North America segment operating results during the first quarter of fiscal 2012 and fiscal 2011:

	Quarter Ended
(In millions)	September 30, 2011	October 1, 2010
Amortization of developed technology, trade names and customer relationships	$0.9	$0.8
Rebranding and transitional costs	—	0.2
Restructuring charges	0.7	4.8
Share-based compensation expense	0.7	0.7
Other non-recurring charges	0.1	0.1

	$2.4	$6.6

(2)	The following table summarizes certain charges and expenses included in the International segment operating results during the first quarter of fiscal 2011 and fiscal 2010:

	Quarter Ended
(In millions)	September 30, 2011	October 1, 2010
Restructuring charges	$0.2	0.8
Share-based compensation expense	0.2	0.1

	$0.4	$0.9

Note 13. Income Taxes

The determination of our provision for income taxes for the first quarter of fiscal 2012 of $1.0 million and benefit for income taxes for the first quarter of fiscal 2011 of $5.5 million was primarily based on our estimated annual effective tax rate adjusted for losses in separate jurisdictions for which no tax benefit can be recognized.

Our effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where we cannot recognize tax benefits on current losses. We accrued tax expenses for foreign jurisdictions that are anticipated to be profitable for fiscal 2012.

We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign, and state income taxes. We accrued no additional amount for such interest during the first quarter of fiscal 2012 and fiscal 2011. No penalties have been accrued on any of the unrecognized tax benefits.

We expect that the amount of unrecognized tax benefit may change in the next year; however, it is not expected to have a significant impact on our results of operations, financial position or cash flows.

We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Singapore, Poland, Nigeria, France and the U.K. The earliest years still open and subject to potential audits for these jurisdictions are as follows: Singapore — 2004; Poland — 2006; Nigeria — 2004; France — 2008; U.K. — 2010; and Australia — 2007. For other foreign jurisdictions, the earliest years still open and subject to potential audits vary from year 2006 to year 2011. As of September 30, 2011, we are no longer under audit by the U.S. Internal Revenue Service for the June 27, 2008 tax year as this audit was closed during the current quarter. Because of net operating loss carryforwards that remain subject to future audit, the tax years back to 2003 remain open, in effect. In the current year, an audit in Nigeria for our 2004 through 2009 tax year remains open.

Note 14. Operating Lease Commitments

We lease office and manufacturing facilities under non-cancelable operating leases expiring at various dates through April 2020. We lease approximately 129,000 square feet of office space in Santa Clara, California as our corporate headquarters. As of September 30, 2011, future minimum lease payments for our headquarters total $21.6 million through April 2020.

As of September 30, 2011, our future minimum commitments, net of $2.4 million non-cancelable subleases, for all non-cancelable operating leases with an initial lease term in excess of one year are as follows:

Fiscal Years Ending in June	Amounts
(In millions)
2012	$6.2
2013	4.8
2014	3.5
2015	2.8
2016	3.1
Thereafter	11.1

Total	$31.5

These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions.

Rental expense for operating leases, including rentals on a month-to-month basis was $2.4 million and $2.9 million in the first quarter of fiscal 2012 and 2011, respectively.

Note 15. Derivative Financial Instruments and Hedging Activities

We use derivative instruments to manage our market exposures to foreign currency risk. Our objectives for using derivatives are to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. We do not hold or issue derivatives for trading purposes or make speculative investments in foreign currencies. All derivative instruments are carried on the balance sheet at fair value.

Our major foreign currency hedging activities are described below:

Cash Flow Hedges. We use currency forward contracts to hedge exposures related to certain forecasted foreign currency transactions relating to revenue, product costs, operating expenses and intercompany transactions. As of September 30, 2011, hedged transactions included our customer and intercompany backlog and outstanding purchase commitments denominated primarily in the Euro and Polish zloty. These derivatives are designated as cash flow hedges and typically have maturities from one to three months with a maximum of six months, which in general closely match the underlying forecasted transaction in duration.

We measure the effectiveness of the hedges of forecasted transactions on a monthly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions. The effective portion of the contract’s gain and loss is initially recognized in other comprehensive income or loss (“OCI”) and, upon occurrence of the forecasted transaction occurs, is reclassified into the income or expense line item to which the hedged transaction relates. Any ineffective portion of the derivative hedging gain or loss as well as changes in the fair value of the derivative’s time value (which are excluded from the assessment of hedge effectiveness) is recorded in current period earnings, specifically, in cost of product sales as these gains and losses are considered by us to be operational in nature. If the forecasted transaction does not occur, or it becomes probable that it will not occur, the gain or loss on the related cash flow hedge is recognized immediately in cost of product sales.

As of September 30, 2011, it is expected that $0.7 million of derivative net gain on both outstanding and matured derivatives recorded in AOCI will be reclassified to net income or loss during the next twelve months as a result of underlying hedged transactions also being recorded in net income or loss. Actual amounts ultimately to be reclassified to net income or loss depend on the exchange rates in effect when currently outstanding derivative contracts mature.

Balance Sheet Hedges. We also use foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain foreign monetary assets and liabilities, including primarily cash balances, third party accounts receivable and accounts payable, and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments, accordingly, are carried at fair value with changes recorded in cost of product sales in current period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. These derivatives have maturities of approximately one month.

The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of September 30, 2011 and July 1, 2011:

	September 30, 2011		July 1, 2011
(In millions)	Local Currency Amount	Notional Contract Amount (USD)	Local Currency Amount	Notional Contract Amount (USD)
Cash flow hedges:
Euro	3.7	$5.2	2.7	$3.9
Polish zloty	19.5	6.5	8.7	3.1
Other	N/A	0.9	N/A	2.4

Total cash flow hedges		12.6		9.4

Balance sheet hedges:
Canadian dollar	5.8	5.8	4.2	4.3
Euro	8.9	12.0	15.1	21.3
Philippine peso	191.2	4.4	181.1	4.2
Polish zloty	15.9	4.7	23.8	8.4
Singapore dollar	0.4	0.3	2.6	2.1
Thailand baht	58.2	1.9	63.9	2.1
Republic of South Africa rand	14.8	1.8	39.1	5.7
Other	N/A	4.5	N/A	4.0

Total non-designated hedges		35.4		52.1

Total		$48.0		$61.5

The following table presents the fair value of derivative instruments included within our consolidated balance sheets as of September 30, 2011 and July 1, 2011.

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	September 30, 2011	July 1, 2011	Balance Sheet Location	September 30, 2011	July 1, 2011
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$0.8	$0.1	Other current liabilities	$0.1	$0.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	—	0.1	Other current liabilities	—	—

Total derivatives		$0.8	$0.2		$0.1	$0.1

The following table summarizes the location and amount of the gains and losses on derivative instruments reported in our financial statements during the first quarter of fiscal 2012 and fiscal 2011:

	Quarter Ended
Locations of Gain (Losses) on Derivative Instruments	September 30, 2011	October 1, 2010
	(In millions)
Designated as cash flow hedges (foreign exchange forward contracts):
Effective portion of gain (loss) recognized in OCI	$0.7	$(0.3)
Effective portion of gain (loss) reclassified from AOCI into:
Revenue	$—	$(0.2)
Cost of product sales	$—	$(0.1)
Gain (loss) associated with excluded time value recognized in cost of product sales	$—	$—
Gain (loss) due to hedge ineffectiveness recognized in cost of product sales	$—	$—
Not designated as balance sheet hedges (foreign exchange forward contracts):
Gain (loss) recognized in cost of product sales	$1.6	$(0.9)

Credit Risk

We are exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings. However, this does not eliminate our exposure to credit risk with these institutions. Should any of these counterparties fail to perform as contracted, we could incur interest charges and unanticipated gains or losses on the settlement of the derivatives in addition to the recorded fair value of the derivative due to non-delivery of the currency. To manage this risk, we have established strict counterparty credit guidelines and maintain credit relationships with more than one financial institutions providing foreign currency exchange services in accordance with corporate policy. As a result of the above considerations, we consider the risk of counterparty default to be immaterial.

The credit facilities we have with financial institutions under which we transact foreign exchange transactions are generally restricted to a total notional amount outstanding, a maximum settlement amount in any one day and a maximum term. There are no formal written agreements supporting these facilities other than the financial institutions’ general terms and conditions for trading. None of the facilities are collateralized and none require compliance with financial covenants or contain cross default or other provisions which could affect other credit arrangements we have with the same or other banks. If we fail to deliver currencies as required upon settlement of a trade, the bank may require early settlement on a net basis of all derivatives outstanding and if any amounts are still owing to the bank, they may charge any cash account we have with the bank for that amount.

Note 16. Legal Proceedings

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

On May 31, 2011, we and the other named defendants entered into a stipulation of settlement (“Stipulation”) with respect to the Dutton action, pursuant to which we are to cause $8.9 million to be paid into a settlement fund. The entire settlement amount is covered by insurance and has been assumed by the insurance company. A motion for preliminary approval of the settlement was filed with the Court on June 1, 2011 and the Court issued its order preliminarily approving the settlement on June 21, 2011. The hearing for final approval of the settlement took place on September 16, 2011.

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

The Court entered a Judgment and Order of Dismissal with Prejudice on October 11, 2011.

Certain of our former executive officers and directors were named in a complaint filed on July 18, 2011 in the United States District Court for the District of Delaware by plaintiff Howard Taylor. Plaintiff purports to bring this action derivatively on behalf of Aviat Networks, which is named as a nominal defendant. Plaintiff brings a claim for breach of fiduciary duty against the officer and director defendants based on the allegations of securities law violations alleged in the class action described above and also alleges that the defendants caused us to acquire MCD at an inflated price. Plaintiff seeks to recover unspecified damages and other relief on behalf of Aviat Networks, as well as payment of costs and attorneys fees. We filed a motion to dismiss on October 3, 2011. We intend to defend our interests in the litigation vigorously.

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

•

our suppliers’ inability to perform and deliver on time as a result of their financial condition, component shortages or other supply chain constraints, such as the recent natural disasters in Thailand;

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

Other factors besides those listed here also could adversely affect us. See “Item 1A. Risk Factors” in our fiscal 2011 Annual Report on Form 10-K for more information regarding factors that may cause our results to differ materially from those expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

Overview of Business and Operating Environment

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes.

We generate revenue by designing, developing, manufacturing and supporting a range of wireless networking products, solutions and services for mobile and fixed communications service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe. Our products include point-to-point (PTP) digital microwave transmission systems designed for first/last mile access, middle mile/backhaul, and long distance trunking applications. We also provide network management software solutions to enable operators to deploy, monitor and manage our systems, third party equipment such as antennas, routers, multiplexers, etc., necessary to build and deploy a wireless transmission network, and a full suite of turnkey support services.

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

Our strategic focus in fiscal 2012 will be to continue to accelerate innovation and optimize our product portfolio, improve costs and operational efficiencies, grow our revenue and create a sustainable, profitable business model. To do this, we have examined our products, markets, facilities, development programs, and operational flows to ensure we’re focused on what we do well and what will differentiate us in the future. We will continue working to streamline management processes to run with the speed required by the markets in which we do business.

Operations Review

Our first quarter revenue was up $11.0 million, or 11.0%, over the same period in fiscal year 2011. We continue to secure orders and expand our footprint with our existing customers in the mobile operator market using our current technology and service capabilities. We believe that there is steady growth in this market and that it will continue over the long term as mobile operators build network capacity to address increasing demands for bandwidth. We recognize that in order to significantly expand our mobile operator customer base and displace competitors we need to bring our next generation of products to market. We’re encouraged by the signs of growth in non-mobile segments mostly in North America today, but increasingly in other parts of the world. Typical applications are in utility and public safety networks where the emphasis is on quality, service, reliability and network security.

One of our contract manufacturers in Thailand has been affected by recent flooding in that country. We have been taken steps with the contract manufacturer to partially mitigate the effects and continued working to address production issues from this event. We continue to monitor and assess potential effects on our business. We are unable to accurately estimate at this time if, or how, our future business results may be affected.

In March 2011, our board of directors approved a plan for the sale of our WiMAX business. We completed the sale to EION on September 2, 2011. The sale of the WiMAX business was part of our strategic plan to streamline our business and focus our time and resources on growing our core microwave business to better position us for long-term success.

We began accounting for the WiMAX business as a discontinued operation in the third quarter of fiscal 2011. We have reclassified the WiMAX business’ operating results for the first quarter of fiscal 2011 to loss from discontinued operations in our condensed consolidated statements of operations. The discussions of our revenue, gross margin, operating expenses and income taxes have excluded WiMAX business results, which are discussed separately.

Discussion of Consolidated Results of Operations

Revenue

Beginning from the first quarter of fiscal 2012, in order to align with our international business organization, our management changed its review of revenue by region by separating the Middle East region from Europe and Russia and grouping it with Africa. This change has been made for comparable prior year quarter. Revenue by region comparing the first quarter of fiscal 2012 with the same quarter of fiscal 2011 and the related changes are shown in the table below:

	Quarter Ended
	September 30,	October 1,	$	%
(In millions, except %)	2011	2010	Change	Change
North America	$37.1	$35.3	$1.8	5.1%

International:
Africa and Middle East	42.7	30.5	12.2	40%
Europe and Russia	12.4	17.7	(5.3)	(29.9)%
Latin America and Asia Pacific	19.2	16.9	2.3	13.6%

Total International	74.3	65.1	9.2	14.1%

Total revenue	$111.4	$100.4	$11.0	11.0%

During first quarter of fiscal 2012, MTN Group in Africa accounted for 17.6% of our total revenue. In the same quarter of fiscal 2011 there were no customers accounting for 10% or more of our revenue. We have entered into separate and distinct contracts with MTN as well as separate arrangements with MTN group subsidiaries. None of such other contracts on an individual basis are material to our operations. The loss of all MTN group business could adversely affect our results of operations, cash flows and financial position.

North America

North America segment revenue was up $1.8 million, or 5.1% over the first quarter of fiscal 2011. While North America revenue was almost equivalent to the prior year, the product mix of our sales was substantially different. In the most recent quarter, the bulk of our product revenue in North America came from our new product platform, whereas a year ago, our legacy products made up a significant portion of the sector sales. The rate of customer acceptance and orders of our equipment as of the end of the quarter has increased in comparison to the year ago quarter.

International

International segment revenue was up $9.2 million, or 14.1% during our first quarter compared with the same period a year ago. Sales to customers in West Africa were substantially better than the year ago period, offset in part by a decline in revenue from customers in Russia. Sales in our other regions were slightly up compared with last year. We expect to experience pricing pressure in all regions.

Operating Loss

Our operating loss by segment is summarized in the table below:

	Quarter Ended
(In millions, except %)	September 30, 2011	October 1, 2010	$ Change	% Change
North America	$(1.9)	$(9.5)	$7.6	(80.0)%
International	(0.6)	(8.6)	8.0	(93.0)%

Total operating loss	$(2.5)	$(18.1)	$15.6	(86.2)%

The following charges and expenses included in our operating loss during these periods by segment are set forth on a comparative basis in the table below:

	Quarter Ended September 30, 2011			Quarter Ended October 1, 2010
(In millions)	North America	International	Total	North America	International	Total
Restructuring	$0.7	$0.2	$0.9	$4.8	$0.8	$5.6
Rebranding and transitional costs	—	—	—	0.2	—	0.2
Amortization of purchased technology and intangible assets	0.9	—	0.9	0.8	—	0.8
Share-based compensation expense	0.7	0.2	0.9	0.7	0.1	0.8
Other non-recurring charges	0.1	—	0.1	0.1	—	0.1

	$2.4	$0.4	$2.8	$6.6	$0.9	$7.5

We initiated a restructuring plan to reduce our operational costs during the first quarter of fiscal 2011 (the “Fiscal 2011 Plan”). The Fiscal 2011 Plan was intended to bring our cost structure in line with the changing dynamics of the worldwide microwave radio and telecommunication markets, primarily in North America, Europe and Asia. In addition, in fiscal 2009 we commenced a restructuring plan to reduce our workforce in the U.S., France, Canada and other locations throughout the world and outsource our San Antonio manufacturing operations to a third party in Austin, Texas (the “Fiscal 2009 Plan”). The Fiscal 2009 Plan has been completed as of the end of fiscal 2011.

Restructuring charges in first quarter of fiscal 2012 included severance and related benefit charges of $0.4 million and facilities costs totaling $0.5 million as we continued to execute the Fiscal 2011 Plan. During first quarter of fiscal 2011, our restructuring charges included $4.7 million related to our Fiscal 2011 Plan and $0.9 million related to our Fiscal 2009 Plan.

North America

Our North America segment operating loss in first quarter of fiscal 2012 was $1.9 million compared with a segment operating loss of $9.5 million in the prior year quarter. The loss in first quarter of fiscal 2012 and fiscal 2011 included restructuring charges of $0.7 million and $4.8 million, respectively, primarily related to the downsizing and relocation of our Morrisville, North Carolina office. Please refer to the table under the operating loss section above for this and other charges and expenses for each of our business segments and our business as a whole. The year to year reduction in operating loss is due to the success of the restructuring actions taken in prior periods, as well as the absence of a $6.0 million one-time charge related to manufacturing overhead as described below in the gross margin analysis.

International

Our International segment operating loss in the first quarter of fiscal 2012 was $0.6 million compared with a segment operating loss of $8.6 million in the prior year quarter. The loss in first quarter of fiscal 2012 and fiscal 2011 included restructuring charges of $0.2 million and $0.8 million, respectively. Please refer to the table under the operating loss section above for this and other charges and expenses for each of our business segments and our business as a whole. The year-to-year reduction in the International segment operating loss was also due to the success of the restructuring actions taken in prior periods, offset in part by reduction in product prices in certain markets to meet competition.

Gross Margin

	Quarter Ended
(In millions, except %)	September 30, 2011	October 1, 2010	$ Change	% Change
Total revenue	$111.4	$100.4	$11.0	11.0%
Cost of product sales and services	78.7	74.1	4.6	6.2%

Gross margin	$32.7	$26.3	$6.4	24.3%
% of revenue	29.4%	26.2%

Gross margin for first quarter fiscal 2012 was up $6.4 million, or 24.3%, over the same period in fiscal 2011. While the business gross margin in the quarter was in line with expectations for the period, the year-over-year improvement was primarily due to a one-time charge related to manufacturing overhead in the first quarter of fiscal 2011.

Prior to fiscal 2011, we capitalized most of the costs associated with our internal manufacturing operations as a component of the overall cost of product inventory. Beginning in the first quarter of fiscal 2011, we shifted the manufacturing of our products primarily to contract manufacturers and completed the transfer by the end of fiscal 2011. Accordingly, the costs associated with our internal operations organization are now expensed as incurred. Gross margin in the first quarter of fiscal 2011 was negatively impacted by the immediate expensing of $6.0 million of such costs in that quarter.

Exclusive of this one-time charge, the gross margin in the first quarter fiscal 2012 was lower than the same period in fiscal 2011 due to competitive pricing pressures. We continue to face strong competition for business which impacts price and our gross margin performance.

Research and Development Expenses

	Quarter Ended
(In millions, except %)	September 30, 2011	October 1, 2010	$ Change	% Change
Total revenue	$111.4	$100.4	$11.0	11.0%
Research and development	$9.0	$9.7	$(0.7)	(7.2)%
% of revenue	8.1%	9.7%

Our research and development expenses declined $0.7 million or 7.2%, compared with the same period in fiscal 2011, primarily due to a reduction in U.S. based workforce. We continue to invest in the new product features and functions and cost reductions that we believe will enable our product lines to retain their technology leads in a cost effective manner.

Selling and Administrative Expense

	Quarter Ended
(In millions, except %)	September 30, 2011	October 1, 2010	$ Change	% Change
Total revenue	$111.4	$100.4	$11.0	11.0%
Selling and administrative	$24.6	$28.4	$(3.8)	(13.4)%
% of revenue	22.1%	28.3%

Our selling and administrative expenses declined significantly by $3.8 million or 13.4%, and these expenses as a percentage of our revenue was reduced to 22.1% in the first quarter of fiscal 2012 as compared with 28.3% in the same period in 2011. The reductions were due primarily to a $1.8 million decrease in agent commission expenses driven by lower fee-based revenues and a $1.6 million decrease in sales and administrative compensation expenses as a result of the restructuring programs we implemented over the past two years. We will continue to seek ways to improve our operating efficiency during fiscal 2012.

Other Income (Loss), Interest Income and Interest Expense

	Quarter Ended
(In millions)	September 30, 2011	October 1, 2010
Loss on sale of NetBoss assets	$—	$(3.9)
Interest income	0.2	0.1
Interest expense	(0.4)	(0.6)

During first quarter of fiscal 2011, we incurred a $3.9 million loss on the sale of NetBoss assets. Interest expense was primarily related to preference dividends on our $8.25 million redeemable preference shares and interest expenses associated with our credit facilities and letter of credits. The $8.25 million preference shares will be redeemed on January 30, 2012.

Income Taxes

	Quarter Ended
(In millions, except %)	September 30, 2011	October 1, 2010	$ Change	% Change
Loss from continuing operations before income taxes	$(2.7)	$(22.5)	$19.8	(88.0)%
Provision for (benefit from) income taxes	$1.0	$(5.5)	$6.5	(118.2)%

The determination of expense for income taxes for first quarter of fiscal 2012 of $1.0 million and benefit for income taxes for first quarter of fiscal 2011 of $5.5 million was primarily based on our estimated annual effective tax rate adjusted for losses in separate jurisdictions for which no tax benefit can be recognized. The tax benefit in the first quarter of fiscal year 2011 also included a benefit of $1.9 million associated with the expiring favorable tax ruling granted by the Singapore Economic Development Board which has increased the local tax rate applied to all deferred tax assets that have been projected to reverse subsequent to the expiration of this ruling. The determination of first quarter fiscal 2012 income tax expense and first quarter 2011 tax benefit reflected tax expense and benefit generated in certain foreign jurisdictions. We accrued tax expenses for foreign jurisdictions that are anticipated to be profitable for fiscal 2012.

Our effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where we cannot recognize tax benefits on current losses.

Loss from Discontinued Operations

	Quarter Ended
(In millions)	September 30, 2011	October 1, 2011	$ Change
Loss from discontinued operations, net of $0.2 million income tax	$(3.1)	$(4.3)	$1.2

Our discontinued operations consist of the WiMAX business, which was sold to EION on September 2, 2011. The $1.2 million decrease of loss in first quarter of fiscal 2012 as compared with prior year quarter was primarily due to a $4.1 million higher gross margin resulting primarily from the sale of inventories that had been previously written down, partially offset by a $2.0 million loss on the disposition of WiMAX and $0.7 million of employee retention expenses.

Liquidity and Capital Resources

Sources of Cash

As of September 30, 2011, our total cash and cash equivalents was $87.6 million. Approximately $26.8 million or 31% of our total cash and cash equivalents was held by entities domiciled in the United States. The remaining balance of $60.8 million or 69% was held by entities outside the United States, primarily in Singapore and Nigeria, and could be subject to additional taxation if it were to be repatriated to the United States.

As of September 30, 2011, our principal sources of liquidity consisted of the $87.6 million in cash and cash equivalents, $24.8 million of available credit under our current $40.0 million credit facility with Silicon Valley Bank, and cash collections from customers. Historically our primary sources of liquidity have been cash flows from operations, credit facilities and cash proceeds from sale of our equity securities. During the first quarter of fiscal 2012, our total cash and cash equivalents decreased by $10.6 million primarily due to cash used in operating activities and capital expenditures.

Cash used in operating activities was $6.6 million in the first quarter of fiscal 2012 primarily due to the net loss (after non-cash adjustments) of $0.7 million, a decrease in accounts payable and accrued liabilities of $8.9 million, and a decrease in customer advance payments and unearned income of $5.5 million, partially offset by a decrease in receivables of $8.3 million. A large portion of the decrease in accounts payable was due to payments on previous purchase commitments related to WiMAX and North America legacy product lines during the quarter. We also made $2.2 million in cash payments on restructuring liabilities related to our restructuring programs. Customer advance payments and unearned income decreased as a result of changes in timing of customer billings on certain projects during the quarter. Our accounts receivable decreased during the first quarter of fiscal 2012 primarily due to lower shipments during the quarter compared with the previous quarter.

We expect to continue using cash in operating activities during the second quarter of fiscal 2012, primarily related to restructuring and winding down our WiMAX business. We expect the cash generation to be neutral to slightly positive for the second half of fiscal 2012. We believe that our existing cash and cash equivalents, the available line of credit and future cash collections from customers will be sufficient to meet our working capital requirements for the next 12 months and the foreseeable future.

To accommodate our customers’ requests in granting them credit, we regularly accept longer term letters of credit from some customers. These letters of credit are generally discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk.

Available Credit Facility and Repayment of Debt

As of September 30, 2011, we had $24.8 million of credit available under our $40.0 million revolving credit facility with Silicon Valley Bank as mentioned above. The total amount of revolving credit available was $40.0 million less $6.0 million in outstanding short term demand borrowings and $9.2 million in outstanding standby letters of credit issued under the facility.

In an amendment to the facility effective November 2, 2011, the commitment of $40.0 million under the facility was extended to expire on February 28, 2014 and provides for (1) demand borrowings at the prime rate published in the Wall Street Journal, (2) fixed term Eurodollar loans for up to six months at LIBOR plus a spread of between 2.00% to 2.75% based on the company’s current leverage ratio, (3) a two year term loan in an amount up to $8.25 million at a fixed rate of 5% per annum to be drawn by January 31, 2012, and (4) the issuance of standby or commercial letters of credit. The term loan will be repaid in monthly equal installments of principal plus accrued interest. We intend to draw down this amount on January 30, 2012 to coincide with the redemption of our preference shares on that date. The facility contains a minimum liquidity ratio covenant and a minimum profitability covenant and is secured by certain of the company’s assets.

Based on financial covenants included as part of the amended credit facility we must maintain, as measured at the last day of each fiscal quarter beginning September 30, 2011, (1) no less than a minimum liquidity ratio of 1.50 to 1 (defined as the ratio of total domestic unrestricted cash and cash equivalents plus short-term and long-term marketable securities plus the lesser of 25% of eligible accounts receivable or $12.5 million to total obligations outstanding with the bank) and (2) minimum consolidated EBITDA measured for each fiscal quarter. As of September 30, 2011, we were in compliance with these financial covenants.

Redemption of Redeemable Preference Shares

On June 30, 2011, we entered into an agreement with Harris Corporation for the early redemption of the preference shares issued by our Singapore subsidiary and held by Harris and another stockholder. The shares will be redeemed on January 30, 2012, the fifth anniversary of their issuance, at their total face value of $8.25 million. We intend to redeem the shares with the proceeds of a long-term loan under the terms of an amendment to our credit facility with Silicon Valley Bank, as discussed above.

Restructuring and Payments

We have a liability for restructuring activities totaling $3.7 million as of September 30, 2011, $3.2 million of which is classified as current liability and expected to be paid out in cash over the next year. Additionally, during the remainder of fiscal 2012, we expect to incur approximately $4.5 million of additional charges from our restructuring activities. We expect to fund these future payments with available cash and cash flow provided by operations.

Commercial Commitments and Contractual Obligations

The amounts disclosed in our Fiscal 2011 Form 10-K include our commercial commitments and contractual obligations. During the quarter ended September 30, 2011, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2011 Form 10-K.

Critical Accounting Estimates

For information about our critical accounting estimates, see the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2011 Form 10-K.

Impact of Recently Issued Accounting Pronouncements

As described in “Note 2 — Recently Issued Accounting Standards” in the Notes to Condensed Consolidated Financial Statements, there are accounting pronouncements that have recently been issued but have not yet been implemented by us. Note 2 describes the potential impact that these pronouncements are expected to have on our financial position, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Financial Risk Management

In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

Exchange Rate Risk

We conduct business globally in numerous currencies and are therefore exposed to foreign currency risks. We use derivative instruments to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. We do not hold nor issue derivatives for trading purposes or make speculative investments in foreign currencies.

We use foreign exchange forward contracts to hedge forecasted foreign currency transactions relating to forecasted sales and purchase transactions. These derivatives are designated as cash flow hedges and are carried at fair value. The effective portion of the gain or loss initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the income or expense line item to which the hedged transaction relates. We also enter into foreign exchange forward contracts to mitigate the change in fair value of specific non-functional currency assets and liabilities on the balance sheet. All balance sheet hedges are marked to market through earnings every period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities.

As of September 30, 2011, we had 46 foreign currency forward contracts outstanding with a total net notional amount of $21.3 million consisting of 13 different currencies. Following is a summary of the net notional amount of our outstanding contracts grouped by the underlying foreign currency as of September 30, 2011:

Currency	Contract Net Amount (Local Currency)	Net Notional Contract Amount (USD)
	(In millions)
Euro	8.5	$11.5
Philippine peso	(191.2)	(4.4)
Polish zloty	35.3	11.2
Thailand baht	58.2	1.9
Republic of South Africa rand	14.8	1.8
Other currencies	N/A	(0.7)

Total of all currency forward contracts		$21.3

A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of September 30, 2011 would have an impact of approximately $3.4 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term debt borrowings.

Exposure on Cash and Cash Equivalents

We had $87.6 million in total cash and cash equivalents as of September 30, 2011. Cash equivalents totaled $42.6 million as of September 30, 2011. Cash equivalents have been recorded at fair value on our balance sheet.

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

The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents held as of September 30, 2011 was one day, and these investments had an average yield of 0.10% per annum. A 10% change in interest rates on our cash and cash equivalents is not expected to have a material impact on our financial position, results of operations or cash flows.

Exposure on Borrowings

During the first quarter of fiscal 2012, we had $6.0 million of short-term borrowings outstanding under our $40.0 million revolving credit facility that incurred interest at the prime rate. During the first quarter of fiscal 2012, our weighted average interest rate was 3.25% and we recorded total interest expense of $0.1 million on these borrowings.

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

Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Descriptions of our legal proceedings are incorporated by reference from Part I, Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements — “Note 16 – Legal Proceedings” in response to this item.

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows and financial condition set forth under Item 1A, Risk Factors, in our Fiscal 2011 Form 10-K and below.

Recently, in October 2011, one of our contract manufacturers experienced severe flooding of its manufacturing facilities in Thailand and suspended manufacturing activities at this facility. To date, the loss of this contract manufacturer facility has not affected our supply chain adversely, and we and this contract manufacturer are working to establish alternative supply sources. The flooding has not abated, however, and continued interruption of manufacturing activities at this facility may result in our loss of supply of critical components in the second quarter and potentially the third quarter of fiscal 2012. If this occurs we believe that we may be unable to meet all scheduled shipments to customers in the second quarter and potentially the third quarter of fiscal 2012, which could result in delays in the recognition of revenue and, in some cases, the loss of the revenue from the associated customer purchase orders, in addition to a potential loss of customer goodwill. Should this occur it could adversely affect our financial results and cash flows.

We do not believe that there have been any other material additions or changes to the risk factors previously disclosed in our Fiscal 2011 Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

(10.1)	Amended Employment Agreement, dated September 30, 2011 between Aviat Networks, Inc. and Michael A. Pangia

(10.2)	Employment Agreement, dated October 31, 2011 between Aviat Networks, Inc. and Edward J. Hayes, Jr.

(10.3)	Amendment No. 4 to Loan and Security Agreement, dated as of November 2, 2011, among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2011, File No. 001-33278)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101*

The following materials from Aviat Network Inc.’s Quarterly Report on Form 10-Q for the quarter ended

September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated

Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated

Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIAT NETWORKS, INC. (Registrant)

Date: November 9, 2011

By:	/s/ John J. Madigan
John J. Madigan Vice President, Corporate Controller and Principal Accounting Officer (principal accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Description

(10.1)	Amended Employment Agreement, dated September 30, 2011 between Aviat Networks, Inc. and Michael A. Pangia

(10.2)	Employment Agreement, dated October 31, 2011 between Aviat Networks, Inc. and Edward J. Hayes, Jr.

(10.3)	Amendment No. 4 to Loan and Security Agreement, dated as of November 2, 2011, among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2011, File No. 001-33278)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101*

The following materials from Aviat Network Inc.’s Quarterly Report on Form 10-Q for the quarter ended

September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated

Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated

Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.