Form 10-Q
period 2011-12-30
AVIAT NETWORKS, INC.
filed 2012-02-08
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-33278

AVIAT NETWORKS, INC. (Exact name of registrant as specified in its charter)

Delaware	20-5961564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5200 Great America Parkway Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)
(408) 567-7000
(Registrant’s telephone number, including area code)
No changes
(Former name, former address and former fiscal year, if changed since last report)
__________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock as of January 30, 2012 was 61,334,466 shares.

AVIAT NETWORKS, INC.
FORM 10-Q
For the Quarter Ended December 30, 2011

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended			Two Quarters Ended
(In millions, except per share amounts)	December 30, 2011	December 31, 2010		December 30, 2011		December 31, 2010
Revenues:
Revenue from product sales	$74.1	$89.8		$163.2		$170.3
Revenue from services	30.9	25.5		53.2		45.4
Total revenues	105.0	115.3	—	216.4	—	215.7
Cost of revenues:
Cost of product sales	51.7	60.9		113.1		118.8
Cost of services	21.3	16.9		38.4		32.9
Amortization of purchased technology	0.1	0.1		0.3		0.3
Total cost of revenues	73.1	77.9		151.8		152.0
Gross margin	31.9	37.4	—	64.6	—	63.7
Operating expenses:
Research and development expenses	8.8	11.2		17.8		20.9
Selling and administrative expenses	25.3	25.1		49.9		53.5
Amortization of identifiable intangible assets	0.7	0.7		1.4		1.4
Goodwill impairment charges	5.6	—		5.6		—
Restructuring charges	0.1	3.4		1.0		9.0
Total operating expenses	40.5	40.4	—	75.7	—	84.8
Operating loss	(8.6)	(3.0)	—	(11.1)	—	(21.1)
Loss on sale of NetBoss assets	—	(0.5)		—		(4.4)
Other expenses	(0.3)	(0.5)		(0.3)		(0.5)
Interest income	0.1	—		0.3		0.1
Interest expense	(0.4)	(0.7)		(0.8)		(1.3)
Loss from continuing operations before income taxes	(9.2)	(4.7)	—	(11.9)	—	(27.2)
Provision for (benefit from) income taxes	0.8	5.3		1.8		(0.2)
Loss from continuing operations	(10.0)	(10.0)	—	(13.7)	—	(27.0)
Loss from discontinued operations, net of tax	(2.8)	(2.5)		(5.9)		(6.8)
Net loss	$(12.8)	$(12.5)		$(19.6)		$(33.8)
Per share data:
Basic and diluted loss per common share from continuing operations	$(0.17)	$(0.17)		$(0.23)		$(0.46)
Basic and diluted loss per common share from discontinued operations	$(0.05)	$(0.04)		$(0.10)		$(0.12)
Basic and diluted net loss per common share	$(0.22)	$(0.21)		$(0.33)		$(0.58)
Basic and diluted weighted average shares outstanding	59.0	58.4		58.9		58.4
See accompanying Notes to Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share amounts)	December 30, 2011	July 1, 2011
Assets
Current Assets
Cash and cash equivalents	$84.3	$98.2
Receivables, net	113.7	133.0
Unbilled costs	25.8	24.8
Inventories	42.3	50.6
Customer service inventories	19.5	21.2
Deferred income taxes	0.9	0.8
Other current assets	17.1	21.7
Total Current Assets	303.6	350.3
Long-Term Assets
Property, plant and equipment, net	22.0	21.6
Goodwill	—	5.6
Identifiable intangible assets, net	2.3	4.1
Deferred income taxes	0.6	0.7
Other assets	1.3	1.6
Total Long-Term Assets	26.2	33.6
Total Assets	$329.8	$383.9
Liabilities and Stockholders’ Equity
Current Liabilities
Short-term debt	$6.0	$6.0
Accounts payable	42.3	70.3
Accrued compensation and benefits	10.4	11.1
Redeemable preference shares	8.3	8.3
Other accrued expenses	54.9	50.3
Advance payments and unearned income	37.0	45.8
Deferred income taxes	0.9	0.9
Restructuring liabilities	1.8	4.4
Total Current Liabilities	161.6	197.1
Long-Term Liabilities
Other long-term liabilities	3.1	3.5
Reserve for uncertain tax positions	4.2	4.2
Deferred income taxes	1.4	1.4
Total Liabilities	170.3	206.2
Commitments and Contingencies
Stockholders’ Equity
Preferred stock	—	—
Common stock, 61,234,187 and 60,611,561 shares issued and outstanding at December 30, 2011 and July 1, 2011, respectively	0.6	0.6
Additional paid-in-capital	794.0	791.6
Accumulated deficit	(631.4)	(611.8)
Accumulated other comprehensive loss	(3.7)	(2.7)
Total Stockholders’ Equity	159.5	177.7
Total Liabilities and Stockholders’ Equity	$329.8	$383.9
See accompanying Notes to Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Two Quarters Ended
	December 30, 2011	December 31, 2010
	(In millions)
Cash flows from operating activities:
Net loss	$(19.6)	$(33.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of identifiable intangible assets	1.7	1.7
Goodwill impairment charges	5.6	—
Depreciation and amortization of property, plant and equipment and capitalized software	2.1	4.2
Bad debt expenses	1.9	0.9
Share-based compensation expense	2.3	2.1
Deferred income tax expense (benefit)	—	(7.5)
Charges for inventory write-downs	2.6	10.4
Loss on disposition of WiMAX business	2.0	—
Loss on sale of NetBoss assets	—	4.4
Changes in operating assets and liabilities:
Receivables	17.4	(39.8)
Unbilled costs	(1.0)	(0.6)
Inventories	7.2	(10.3)
Customer service inventories	0.3	(2.2)
Accounts payable	(28.0)	23.7
Accrued expenses	1.8	(1.4)
Advance payments and unearned income	(8.7)	3.7
Income taxes payable or receivable	1.1	7.0
Restructuring liabilities and other assets and liabilities	3.8	(3.0)
Net cash used in operating activities	(7.5)	(40.5)
Cash flows from investing activities
Cash received from sale of NetBoss assets	—	3.8
Cash disbursed related to sale of WiMAX business	(1.2)	—
Additions of property, plant and equipment	(3.4)	(3.4)
Additions of capitalized software	—	(0.7)
Net cash used in investing activities	(4.6)	(0.3)
Cash flows from financing activities
Proceeds from short-term debt arrangement	—	6.0
Payments on short-term debt arrangement	—	(5.0)
Net cash provided by financing activities	—	1.0
Effect of exchange rate changes on cash and cash equivalents	(1.8)	0.5
Net decrease in cash and cash equivalents	(13.9)	(39.3)
Cash and cash equivalents, beginning of period	98.2	141.7
Cash and cash equivalents, end of period	$84.3	$102.4

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Aviat Networks, Inc. and its subsidiaries (“the Company” or “we”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter and two quarters ended December 30, 2011 (the “second quarter and first two quarters of fiscal 2012”) are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2011 (“Fiscal 2011 Form 10-K”).
We operate on a 52-week or 53-week year ending on the Friday nearest June 30. The first two quarters of fiscal 2012 and 2011 were all 13-week periods.
Reclassifications
Beginning in the third quarter of fiscal 2011, the results of the WiMAX business are presented as discontinued operations in our consolidated financial statements. Historical amounts for the second quarter and first two quarters of fiscal 2011 are reclassified to conform to current period presentation. See Note 3 for a discussion of changes in reporting related to our discontinued operations.
In the fourth quarter of fiscal 2011, we reclassified customer service parts, previously reported as a component of property, plant and equipment, as customer service inventories. Accordingly, expenses related to customer service inventories of $1.6 million for the first two quarters of fiscal 2011 have been reclassified in the condensed consolidated statements of cash flows from depreciation and amortization to inventory write-downs within the cash flows from operating activities section. In addition, the purchases of $2.2 million of customer service inventories in the first two quarters of fiscal 2011 have been reclassified from changes in inventories in the condensed consolidated statements of cash flows.
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
In June 2011, the Financial Accounting Standards Board issued an accounting standards update on the presentation of comprehensive income, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. The new guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively and is effective for us beginning in our first quarter of fiscal 2013. The adoption of this new guidance will not impact our consolidated financial position or results of operations, as the guidance relates only to financial statement presentation.

Note 3.	Divestiture
In March 2011, our board of directors approved a plan for the sale of our WiMAX business. On September 2, 2011, we sold to EION Networks, Inc. (“EION”) our WiMAX business and related assets consisting of certain technology, inventory and equipment. We assigned customer contracts for WiMAX products and maintenance and agreed to license related patents to EION. We also agreed to indemnification for customary seller representations and warranties, and the provision of transitional services. As consideration for the sale of assets, EION agreed to pay us $0.4 million in cash six months from the date of closing and up to $2.8 million in additional cash payments contingent upon specific factors related to future WiMAX business performance. Currently we are not able to estimate the amount of consideration that we will receive beyond the $0.4 million nor the probability of any such payment. Accordingly, any future consideration will be recorded as a contingent gain in the period that it is received. In addition, EION is entitled to receive cash payments up to $2.0 million upon collections of certain WiMAX accounts receivable as of the date of close.
From the third quarter of fiscal 2011, we began accounting for the WiMAX business as a discontinued operation. We have reclassified the WiMAX business’ operating results for the second quarter and first two quarters of fiscal 2011 to loss from discontinued operations in the condensed consolidated statements of operations. We also classified the assets and liabilities of the WiMAX business as held for sale and included them in other current assets and other accrued expenses, respectively, on our condensed consolidated balance sheet as of July 1, 2011. As of July 1, 2011, the assets of the WiMAX business, including inventories of $7.0 million and Equipment of $1.5 million, have been adjusted to zero value which represented their estimated fair value less cost of disposition. As of December 30, 2011 and July 1, 2011, our liabilities related to net payable to EION and selling costs were $1.5 million and $0.3 million, respectively.
Summary results of operations for the WiMAX business were as follows:

	Quarter Ended		Two Quarters Ended
(in millions)	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
Revenues	$(1.7)	$8.9	$1.3	$17.6
Loss from operations of WiMAX	$(2.8)	$(2.5)	$(3.7)	$(6.8)
Loss on disposal	—	—	(2.0)	—
Income taxes	—	—	(0.2)	—
Total loss from discontinued operations	$(2.8)	$(2.5)	$(5.9)	$(6.8)

Note 4.	Goodwill and Long-Lived Assets

As of July 1, 2011, we had goodwill of $5.6 million related to our International reporting unit, which resulted from the acquisition of Telsima Corporation in fiscal 2009. In the second quarter of fiscal 2012, we concluded that a potential impairment of our goodwill existed due to a significant decline in our market capitalization; therefore we performed a goodwill impairment analysis during the quarter. Goodwill is tested for impairment using a two-step process: first, we determine if the carrying amount of any of our reporting units exceeds its fair value, which would indicate a potential impairment associated with that reporting unit. If we determine that a potential impairment exists, we then compare the implied fair value of the reporting unit with its carrying value to determine if there is an impairment loss.

As part of step one, we determined the fair value of each of our reporting units utilizing both a discounted cash flow analysis and a market approach considering guideline company market multiples. Discount rates ranging from 23% to 26% were applied to the cash flows used in the discounted cash flow analysis. We also considered our market capitalization on the date of the analysis. Since the carrying value of the International reporting unit exceeded its fair value, we proceeded to step two of the goodwill impairment test. Step two involved assigning the estimated fair value from step one to the Company's identifiable assets, with any residual fair value assigned to goodwill. Based on the results of step two, we recorded a $5.6 million goodwill impairment charge in the second quarter of fiscal 2012.

Before performing step two of the goodwill impairment test, we first evaluated our long-lived assets for impairment as the significant decline in our market capitalization indicated that the carrying value of the assets may not be recoverable. Our long-lived assets include identifiable intangible assets of $2.3 million and property, plant and equipment of $22.0 million. We determined the recoverability of the asset's carrying value by estimating the expected undiscounted future cash flows that are directly associated with and that are expected to arise as a direct result of the use of the assets. The results of our impairment test indicated no impairment related to the long-lived assets, as the estimated undiscounted cash flows exceeded their carrying value.

Note 5.	Accumulated Other Comprehensive Loss and Total Comprehensive Loss
Accumulated other comprehensive loss (“AOCI”) as of December 30, 2011 and July 1, 2011, and the changes in the components of AOCI, consisted of the following:

(In millions)	Foreign Currency Translation	Hedging Derivatives	Total Accumulated Other Comprehensive Loss
Balance as of July 1, 2011	$(2.6)	$(0.1)	$(2.7)
Foreign currency translation loss	(1.3)	—	(1.3)
Net unrealized gain on hedging activities	—	0.3	0.3
Balance as of December 30, 2011	$(3.9)	$0.2	$(3.7)
Total comprehensive loss for the second quarter and first two quarters of fiscal 2012 and fiscal 2011 was comprised of the following:

	Quarter Ended		Two Quarters Ended
(In millions)	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
Net loss	$(12.8)	$(12.5)	$(19.6)	$(33.8)
Other comprehensive income (loss):
Foreign currency translation loss	(1.5)	(0.4)	(1.3)	(0.3)
Net unrealized gain (loss) on hedging activities	(0.5)	0.4	0.3	(0.1)
Total comprehensive loss	$(14.8)	$(12.5)	$(20.6)	$(34.2)

Note 6.	Net Income (Loss) per Share of Common Stock
We compute net income (loss) per share of common stock using the two-class method. Basic net income (loss) per share is computed using the weighted average number of common shares and participating securities outstanding. Our unvested restricted shares (including restricted stock awards and performance share awards) contain rights to receive non-forfeitable dividends and therefore are considered to be participating securities and would be included in the calculations of net income per basic and diluted common share. However, we incurred a net loss in all periods presented. In accordance with ASC subtopic 260-10, undistributed losses were not allocated to unvested restricted shares due to the fact that the unvested restricted shares are not contractually obligated to share in the losses of the company.
As we incurred net loss for the periods in fiscal 2012 and fiscal 2011, potential dilutive securities from stock options, restricted shares and stock units have been excluded from the diluted net loss per share computations as their effect was anti-dilutive. Because the stock options’ exercise prices were greater than the average market price of our shares, the number of options excluded from the diluted loss per share calculations determined by applying the treasury stock method were not significant during all periods in fiscal 2012 and fiscal 2011.

Note 7.	Balance Sheet Components
Receivables
Our receivables are summarized below:

	December 30, 2011	July 1, 2011
	(In millions)
Accounts receivable	$124.7	$143.2
Notes receivable due within one year	4.0	4.0
	128.7	147.2
Less allowances for collection losses	(15.0)	(14.2)
	$113.7	$133.0

We regularly require letters of credit from some customers who request extended payment terms of up to one year or more, which we generally discount with various financial institutions. Under these arrangements, collection risk is fully transferred to the financial institutions. We record the cost of discounting these letters of credit as interest expense. During the second quarter of fiscal 2012 and fiscal 2011, we discounted customer letters of credit totaling $21.6 million and $25.4 million, respectively, and recorded related interest expense of $0.1 million and $0.3 million, respectively. During the first two quarters of fiscal 2012 and fiscal 2011, we discounted customer letters of credit totaling $32.9 million and $29.7 million, respectively, and recorded related interest expense of $0.1 million and $0.4 million, respectively.
Inventories
Our inventories are summarized below:

	December 30, 2011	July 1, 2011
	(In millions)
Finished products	$35.9	$41.4
Work in process	5.1	6.5
Raw materials and supplies	1.3	2.7
	$42.3	$50.6
During the second quarter of fiscal 2012 and fiscal 2011, we recorded charges to adjust our inventories and customer service inventories to the lower of cost or market totaling $1.2 million and $2.4 million, respectively, and recorded $2.6 million and $8.0 million, respectively, for the first two quarters of fiscal 2012 and fiscal 2011. These charges were primarily due to excess and obsolete inventory resulting from product transitioning and discontinuance.
Prior to fiscal 2011, we capitalized most of the costs associated with our internal manufacturing operations as a component of the overall cost of product inventory. Beginning in the first quarter of fiscal 2011, the manufacturing of our products was handled primarily by contract manufacturers and the activity transfer was completed by the end of fiscal 2011. Accordingly, the costs associated with our internal operations organization are now expensed as incurred. Gross margin in the first two quarters of fiscal 2011 was negatively impacted by the immediate expensing of $6.0 million of such costs that was previously capitalized.
Property, Plant and Equipment
Our property, plant and equipment are summarized below:

	December 30, 2011	July 1, 2011
	(In millions)
Land	$0.7	$0.7
Buildings	10.5	10.1
Software developed for internal use	6.9	6.7
Machinery and equipment	46.7	45.1
	64.8	62.6
Less accumulated depreciation and amortization	(42.8)	(41.0)
	$22.0	$21.6
Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was $1.3 million and $1.6 million, respectively, during the second quarter of fiscal 2012 and fiscal 2011, and was $2.1 million and $4.2 million, respectively, during the first two quarters of fiscal 2012 and fiscal 2011.
Accrued Warranties
Changes in our warranty liability, which is included as a component of other accrued expenses on the condensed consolidated balance sheets, during the first two quarters of fiscal 2012 and fiscal 2011 were as follows:

	Two Quarters Ended
	December 30, 2011	December 31, 2010
	(in millions)
Balance as of the beginning of the fiscal year	$2.8	$3.2
Warranty provision for revenue recorded during the period	1.3	0.7
Settlements made during the period	(1.6)	(1.2)
Balance as of the end of the period	$2.5	$2.7

Note 8.	Fair Value Measurements of Assets and Liabilities
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
The carrying amounts, estimated fair values and valuation input levels of our assets and liabilities as of December 30, 2011 and July 1, 2011 were as follows:

	December 30, 2011		July 1, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
	(In millions)
Assets:
Cash	$42.3	$42.3	$38.9	$38.9	Level 1
Cash equivalents	$42.0	$42.0	$59.3	$59.3	Level 1
Foreign exchange forward contracts	$0.4	$0.4	$0.2	$0.2	Level 2
Liabilities:
Foreign exchange forward contracts	$—	$—	$0.1	$0.1	Level 2
We classify investments within Level 1 if quoted prices are available in active markets. Level 1investments generally include U.S. Treasuries, trading securities with quoted prices on active markets, and money market funds. Our cash equivalents consist primarily of shares in prime money market funds purchased from two major financial institutions. As of December 30, 2011 and July 1, 2011, these money market shares were valued at $1.00 net asset value per share by these financial institutions.
We classify items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Our foreign exchange forward contracts are classified within Level 2. Foreign currency forward contracts are valued using an income approach for the remaining term of the contract based on forward market rates less the contract rate multiplied by the notional amount. The amortized cost of short-term debt approximates fair value due to the variable interest rate under the arrangement applicable to such debt.
Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first two quarters of fiscal 2012 and fiscal 2011, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.

Note 9.	Redeemable Preference Shares
During fiscal 2007, our Singapore subsidiary issued 8,250 redeemable preference shares to the U.S. parent company which, in turn, sold the shares to two unrelated investment companies at par value for total sale proceeds of $8.25 million. Upon original issuance in fiscal 2007, our former majority stockholder Harris guaranteed redemption of these preference shares directly with these two unrelated investment companies through the existence of put option arrangements. During May 2009, one of these unrelated investment companies exercised a put option with Harris and sold its entire interest in 3,250 redeemable preference shares at face value to Harris. Accordingly, Harris owns this partial interest in our redeemable preference shares outstanding as of December 30, 2011 and July 1, 2011.
These redeemable preference shares represent less than a 1% interest in our Singapore subsidiary. The redeemable preference shares have an automatic redemption date of January 2017, which is 10 years from the date of issue. Preference dividends are cumulative and payable quarterly in cash at the rate of 12% per annum. During the second quarter and first two quarters of fiscal 2012 and fiscal 2011, preference dividends totaling $0.2 million and $0.5 million, respectively, in each fiscal year were recorded as interest expense in the accompanying consolidated statements of operations.
In an agreement dated June 30, 2011 by and among Harris, the Company and our Singapore subsidiary, we agreed to redeem the shares on the fifth anniversary of the date of issuance, which is January 30, 2012, at the stated redemption amount of 105% of their face value. In consideration for the early redemption, Harris agreed to waive the 5% premium for the amount that would otherwise be payable to them and to reimburse us for the 5% premium that is payable to the remaining stockholder. Accordingly, as of December 30, 2011 and July 1, 2011, the $8.25 million redemption price for these shares was classified as a current liability. On January 30, 2012, the preference shares were redeemed in accordance with the provisions of the redemption agreement.

Note 10.	Credit Facility and Debt
Our outstanding debt consisted of short-term debt of $6.0 million as of December 30, 2011 and July 1, 2011.
During the quarter ended October 1, 2010, we terminated our previous credit facility with two commercial banks and entered into a new $40.0 million credit facility with Silicon Valley Bank for an initial term of one year expiring on September 30, 2011. Prior to September 30, 2011, the availability of the facility was extended and on November 2, 2011 the facility was amended to expire on February 28, 2014 and provide for a two-year term loan for up to $8.25 million which was ultimately used to fund the redemption of the preference shares on January 30, 2012 as mentioned in Note 9 above.
Our current credit facility provides for a committed amount of $40.0 million. The facility provides for (1) demand borrowings (with no stated maturity date); (2) fixed term Eurodollar loans for up to six months, (3) a two-year term loan in an amount up to $8.25 million to be drawn down by January 31, 2012, and (4) the issuance of standby or commercial letters of credit.
Demand borrowings carry an interest rate computed at the daily prime rate as published in the Wall Street Journal, which was 3.25% as of December 30, 2011. Interest on Eurodollar loans are offered at LIBOR plus a spread of between 2.00% to 2.75% based on our current leverage ratio. The interest rate on Eurodollar loans was set initially at a spread of 2.75% for the fiscal quarter ended October 1, 2010 and is adjustable quarterly thereafter based on the computed actual leverage ratio for the most recently completed fiscal quarter. The term loan is at a fixed rate of 5% per annum and provides for equal monthly payments of principal. The facility contains a minimum liquidity ratio covenant and a minimum profitability covenant. As of December 30, 2011, we were in compliance with these financial covenants. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the credit facility.
Available credit as of December 30, 2011 was $26.4 million reflecting borrowings of $6.0 million and outstanding letters of credit of $7.6 million. The weighted average interest rate on our short-term borrowings was 3.25% as of December 30, 2011.
We also have an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our subsidiary located there. This line of credit provides for short-term advances at various interest rates and the issuance of standby letters of credit and company credit cards. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.

Note 11.	Restructuring
Fiscal 2011 Plan
During the first quarter of fiscal 2011, we initiated a restructuring plan (the “Fiscal 2011 Plan”) to reduce our operational costs. The Fiscal 2011 Plan was intended to bring our cost structure in line with the changing dynamics of the worldwide microwave radio and telecommunication markets, primarily in North America, Europe and Asia. The following table summarizes our costs incurred during the second quarter and first two quarters of fiscal 2012 and fiscal 2011, estimated additional costs to be incurred and estimated total costs expected to be incurred as of December 30, 2011 under the Fiscal 2011 Plan:

	Costs Incurred During Quarter Ended		Costs Incurred During Two Quarters Ended		Cumulative Costs Incurred Through December 30, 2011	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
(In millions)	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
North America:
Severance and benefits	$(0.2)	$2.2	$—	$6.1	$7.7	$1.0	$8.7
Facilities and other	0.2	—	0.7	—	2.9	0.3	3.2
	$—	$2.2	$0.7	$6.1	$10.6	$1.3	$11.9
International:
Severance and benefits	$0.1	$0.4	$0.3	$1.2	$3.1	$0.7	$3.8
Facilities and other	—	—	—	—	—	—	—
	$0.1	$0.4	$0.3	$1.2	$3.1	$0.7	$3.8
Totals for Fiscal 2011 Plan	$0.1	$2.6	$1.0	$7.3	$13.7	$2.0	$15.7
During the first two quarters of fiscal 2012, we continued executing restructuring activities to reduce our operating costs worldwide under the Fiscal 2011 Plan. The $0.7 million facilities charges primarily related to the sublease and relocation of our Morrisville, North Carolina office during the period.
During the first two quarters of fiscal 2011, our severance and benefits charges under the Fiscal 2011 Plan for North America segment related to reductions in force for the downsizing of the Morrisville, North Carolina office, reductions in force in Canada of their finance, human resources, IT and engineering functions, and the reductions in force resulting from the sale of our NetBoss assets. The severance and benefits for International segment related primarily to reductions in personnel located in our field offices during the first two quarters of fiscal 2011.
We expect to wind down the remaining restructuring activities and complete our initiatives under the Fiscal 2011 Plan by the end of fiscal 2012.
Fiscal 2009 Plan
During the first quarter of fiscal 2009, we announced a restructuring plan (the “Fiscal 2009 Plan”) to reduce our worldwide workforce in the U.S., France, Canada and other locations throughout the world. The Fiscal 2009 Plan also included the restructure and transition of our North America manufacturing operations and global supply chain operations. The Fiscal 2009 Plan has been completed as of the end of fiscal 2011. We did not incur restructuring costs related to the Fiscal 2009 Plan in fiscal 2012 and do not expect to incur future restructuring costs related to the Fiscal 2009 Plan.
The following table summarizes our costs incurred during the second quarter and first two quarters of fiscal 2011 and total costs incurred under the Fiscal 2009 Plan:

(In millions)	Costs Incurred During Quarter Ended December 31, 2010	Costs Incurred During Two Quarters Ended December 31, 2010	Total Restructuring Costs Incurred (Completed in Q4 Fiscal 2011)
North America:
Severance and benefits	$(0.1)	$0.7	$9.2
Facilities and other	—	0.1	2.8
	$(0.1)	$0.8	$12.0
International:
Severance and benefits	$0.9	$0.9	$5.8
Facilities and other	—	—	0.2
	$0.9	$0.9	$6.0
Totals for Fiscal 2009 Plan	$0.8	$1.7	$18.0

During the first two quarters of fiscal 2011, our restructuring charges related to the Fiscal 2009 Plan primarily consisted of the severance and benefits charges for reductions in force in our San Antonio manufacturing facilities and other locations throughout the world.
Restructuring Liabilities
The information in the following table summarizes our restructuring activities during the first two quarters of fiscal 2012 and restructuring liability as of December 30, 2011:

	Severance and Benefits	Facilities and Other	Total
	(In millions)
Restructuring liability as of July 1, 2011	$3.2	$1.8	$5.0
Provision related to Fiscal 2011 Plan	0.3	0.7	1.0
Cash payments	(2.3)	(1.6)	(3.9)
Restructuring liability as of December 30, 2011	$1.2	$0.9	$2.1
Current restructuring liability			$1.8
Long-term restructuring liability			$0.3

Note 12.	Share-Based Compensation
Our compensation expense for share-based awards was included in our consolidated statements of operations as follows:

	Quarter Ended		Two Quarters Ended
(In millions)	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
By Expense Category:
Cost of product sales and services	$0.1	$0.1	$0.2	$0.2
Research and development	0.3	0.7	0.5	0.9
Selling and administrative	0.9	0.4	1.5	0.9
Discontinued operations	—	0.1	0.1	0.1
Total share-based compensation expense, net of zero tax	$1.3	$1.3	$2.3	$2.1
By Types of Award:
Options	$0.7	$0.6	$1.3	$1.1
Restricted stock awards	0.4	0.3	0.7	0.5
Performance shares	0.2	0.4	0.3	0.5
Total share-based compensation expense, net of zero tax	$1.3	$1.3	$2.3	$2.1
In November 2011, our shareholders approved an increase in the number of shares of common stock authorized for issuance under the Company's 2007 Stock Equity Plan from 10,400,000 to 16,400,000 shares. During the first two quarters of fiscal 2012, we granted options to purchase 1,892,993 shares of our common stock and awarded 915,235 shares of restricted stock and units and 658,410 shares of performance award and units to employees under our 2007 Stock Equity Plan. During the first two quarters of fiscal 2012, 100,763 shares of performance share awards and 21,722 shares of performance share units were vested upon achievement of a new product development milestone during the first quarter of fiscal 2012.

The fair value of each share subject to an option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:

	Quarter Ended		Two Quarters Ended
Grant Date	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
Expected dividends	—%	—%	—%	—%
Expected volatility	65.9%	63.3%	65.8%	63.3%
Risk-free interest rate	0.77%	1.22%	0.71%	1.22%
Expected term (years)	4.38	4.38	4.38	4.38
Fair value per option on date of grant	$1.07	$2.21	$1.13	$2.21
As of December 30, 2011, there was $7.5 million of total unrecognized compensation expense related to nonvested stock options and restricted stock awards granted under our 2007 Stock Equity Plan. This expense is expected to be recognized over a weighted-average period of 1.91 years.

Note 13.	Major Customer and Business Segments
During the second quarter and first two quarters of fiscal 2012, one International segment customer, Mobile Telephone Networks group (“MTN”) in Africa, accounted for 8.6% and 13.3%, respectively, of our total revenue. MTN is an affiliated group of separate regional carriers and operators located in Africa. During the second quarter and first two quarters of fiscal 2011, none of our customers accounted for 10% or more of revenue.
Revenue and operating loss by segment are as follows:

	Quarter Ended		Two Quarters Ended
(In millions)	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
Revenue
North America	$44.2	$40.3	$81.2	$75.6
International	60.8	75.0	135.2	140.1
Total Revenue	$105.0	$115.3	$216.4	$215.7
Operating Loss
North America	$(2.0)	$(0.9)	$(3.9)	$(10.4)
International	(6.6)	(2.1)	(7.2)	(10.7)
Total operating loss	$(8.6)	$(3.0)	$(11.1)	$(21.1)

Note 14.	Income Taxes
The determination of our provision for or benefit from income taxes for the second quarter and first two quarters of fiscal 2012 and fiscal 2011 was primarily based on our estimated annual effective tax rate adjusted for losses in separate jurisdictions for which no tax benefit can be recognized.
Our effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where we cannot recognize tax benefits on current losses. We accrued tax expenses for foreign jurisdictions that are anticipated to be profitable for fiscal 2012.
We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign, and state income taxes. We accrued no additional amount for such interest during the second quarter and first two quarters of fiscal 2012 and fiscal 2011. No penalties have been accrued on any of the unrecognized tax benefits.
We expect that the amount of unrecognized tax benefit may change in the next year; however, it is not expected to have a significant impact on our results of operations, financial position or cash flows.
We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Singapore, Poland, Nigeria, France and the U.K. The earliest years still open and subject to potential audits for these jurisdictions are as follows: US — 2003; Singapore — 2004; Poland — 2006; Nigeria — 2004; France — 2008; U.K. — 2010; and Australia — 2007. For other foreign jurisdictions, the earliest years still open and subject to potential audits vary from year 2006 to year 2011.

Note 15.	Operating Lease Commitments
We lease office and manufacturing facilities under non-cancelable operating leases expiring at various dates through April 2020. We lease approximately 129,000 square feet of office space in Santa Clara, California as our corporate headquarters. As of December 30, 2011, future minimum lease payments for our headquarters total $21.0 million through April 2020.
As of December 30, 2011, our future minimum commitments, net of $1.6 million non-cancelable subleases, for all non-cancelable operating leases with an initial lease term in excess of one year are as follows:

Amounts
Fiscal Years Ending in June	(In millions)
2012	$3.4
2013	4.7
2014	3.9
2015	3.0
2016	3.1
Thereafter	11.1

Total	$29.2

These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions.
Rental expense for operating leases, including rentals on a month-to-month basis was $2.3 million and $3.0 million in the second quarter of fiscal 2012 and 2011, respectively, and $4.7 million and $5.9 million in the first two quarters of fiscal 2012 and 2011, respectively.

Note 16.	Derivative Financial Instruments and Hedging Activities
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
Our major foreign currency hedging activities are described below:
Cash Flow Hedges. We use currency forward contracts to hedge exposures related to certain forecasted foreign currency transactions relating to revenue, product costs, operating expenses and intercompany transactions. As of December 30, 2011, hedged transactions included our customer and intercompany backlog and outstanding purchase commitments denominated primarily in the Euro and Polish zloty. These derivatives are designated as cash flow hedges and typically have maturities from one to three months with a maximum of six months, which in general closely match the underlying forecasted transaction in duration.
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
As of December 30, 2011, it is expected that $0.2 million of derivative net gain on both outstanding and matured derivatives recorded in AOCI will be reclassified to net income or loss during the next twelve months as a result of underlying hedged transactions also being recorded in net income or loss. Actual amounts ultimately to be reclassified to net income or loss depend on the exchange rates in effect when currently outstanding derivative contracts mature.
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
The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of December 30, 2011 and July 1, 2011:

	December 30, 2011		July 1, 2011
(In millions)	Local Currency Amount	Notional Contract Amount (USD)	Local Currency Amount	Notional Contract Amount (USD)
Cash flow hedges:
Euro	4.7	$6.3	2.7	$3.9
Polish zloty	31.2	9.4	8.7	3.1
Other	N/A	1.6	N/A	2.4
Total cash flow hedges		17.3		9.4
Balance sheet hedges:
Canadian dollar	5.3	5.1	4.2	4.3
Euro	6.7	8.7	15.1	21.3
Philippine peso	203.6	4.7	181.1	4.2
Polish zloty	10.4	3.1	23.8	8.4
Singapore dollar	0.4	0.3	2.6	2.1
Thailand baht	53.2	1.7	63.9	2.1
Republic of South Africa rand	19.1	2.3	39.1	5.7
Other	N/A	4.1	N/A	4.0
Total non-designated hedges		30.0		52.1
Total		$47.3		$61.5
The following table presents the fair value of derivative instruments included within our consolidated balance sheets as of December 30, 2011 and July 1, 2011.

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	December 30, 2011	July 1, 2011	Balance Sheet Location	December 30, 2011	July 1, 2011
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$0.4	$0.1	Other current liabilities	$0.0	$0.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	—	0.1	Other current liabilities	—	—
Total derivatives		$0.4	$0.2		$0.0	$0.1

The following table summarizes the location and amount of the gains and losses on derivative instruments reported in our financial statements during the second quarter and first two quarters of fiscal 2012 and fiscal 2011:

	Quarter Ended		Two Quarters Ended
Locations of Gain (Losses) on Derivative Instruments	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
	(In millions)
Designated as cash flow hedges (foreign exchange forward contracts):
Effective portion of gain (loss) recognized in OCI	$0.1	$0.0	$0.7	$(0.2)
Effective portion of gain (loss) reclassified from AOCI into:
Revenue	$(0.5)	$0.4	$(0.5)	$0.2
Cost of product sales	$0.0	$0.0	$0.1	$(0.2)
Loss associated with excluded time value recognized in cost of product sales	$(0.1)	$(0.1)	$(0.1)	$(0.1)
Gain (loss) due to hedge ineffectiveness recognized in cost of product sales	$0.0	$0.0	$0.0	$0.0
Not designated as cash flow hedges (foreign exchange forward contracts):
Gain (loss) recognized in cost of product sales	$(0.2)	$(0.3)	$1.4	$(1.2)
Credit Risk
We are exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings. However, this does not eliminate our exposure to credit risk with these institutions. Should any of these counterparties fail to perform as contracted, we could incur interest charges and unanticipated gains or losses on the settlement of the derivatives in addition to the recorded fair value of the derivative due to non-delivery of the currency. To manage this risk, we have established strict counterparty credit guidelines and maintain credit relationships with more than one financial institution providing foreign currency exchange services in accordance with corporate policy. As a result of the above considerations, we consider the risk of counterparty default to be immaterial.
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

Note 17.	Legal Proceedings
Certain of our former executive officers and directors were named in a complaint filed on July 18, 2011 in the United States District Court for the District of Delaware by plaintiff Howard Taylor. Plaintiff purports to bring this action derivatively on behalf of Aviat Networks, which is named as a nominal defendant. Plaintiff brings a claim for breach of fiduciary duty against the officer and director defendants based on the allegations of securities law violations alleged in the class action described above and also alleges that the defendants caused us to acquire MCD at an inflated price. Plaintiff seeks to recover unspecified damages and other relief on behalf of Aviat Networks, as well as payment of costs and attorneys fees. We filed a motion to dismiss on October 3, 2011 and a motion to dismiss Plaintiff's appeal on December 16, 2011. We intend to defend our interests in the litigation vigorously.
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
Our strategic focus in fiscal 2012 will be to continue to accelerate innovation and optimize our product portfolio, improve costs and operational efficiencies, grow our revenue and create a sustainable, profitable business model. To do this, we have examined our products, markets, facilities, development programs, and operational flows to ensure we are focused on what we do well and what will differentiate us in the future. We will continue working to streamline management processes to run with the speed required by the markets in which we do business.
Operations Review
Our fiscal 2012 second quarter revenue declined $10.3 million, or 8.9%, compared with the same quarter in fiscal 2011. For the first two quarters of fiscal 2012, revenue increased $0.7 million, or 0.3%, from the same period in previous year. We continue to secure orders and expand our footprint with our customers in the mobile operator market using our current technology and service capabilities. We believe that there is steady growth in this market and that it will continue over the long term as mobile operators build network capacity to address increasing demands for bandwidth. In order to significantly expand our mobile operator customer base and displace competitors we plan to bring our next generation of products to market. The signs of growth in non-mobile segments exist today, mostly in North America, but increasingly in other parts of the world. Typical applications are in utility and public safety networks where the emphasis is on quality, service, reliability and network security.
During September 2011, one of our contract manufacturers in Thailand was affected by recent flooding in that country . Our logistics and supply chain staff worked closely with that supplier and jointly were successful in mitigating the delivery impact to most of our customers during the second quarter of fiscal 2012. We continue to monitor and assess the potential effects of the flooding in Thailand on our business.
In March 2011, our board of directors approved a plan to sell our WiMAX business. We completed the sale of it to EION on September 2, 2011. The sale of the WiMAX business was part of our strategic plan to streamline our business and focus our time and resources on growing our core microwave business to better position us for long-term success. During the second quarter of fiscal 2012, we worked with EION to transition the business. The transition is substantially done and we expect to complete it by the end of fiscal 2012.
We began accounting for the WiMAX business as a discontinued operation in the third quarter of fiscal 2011. We have reclassified the WiMAX business’ operating results for the second quarter and first two quarters of fiscal 2011 to loss from discontinued operations in our condensed consolidated statements of operations. The discussions of our revenue, gross margin, operating expenses and income taxes have excluded WiMAX business results, which are discussed separately.
In the second quarter of fiscal 2012, we performed a goodwill impairment analysis due to the existence of a goodwill impairment indicator, a significant decline in our market capitalization. The $5.6 million of goodwill was from our acquisition of Telsima Corporation in fiscal 2009. Based on the results of the impairment analysis, we recorded a $5.6 million goodwill impairment charge in the second quarter of fiscal 2012.

Discussion of Consolidated Results of Operations
Revenue
Beginning from the first quarter of fiscal 2012, in order to align with our international business organization, our management changed its internal operational review of revenue by region by separating the Middle East region from Europe and Russia and grouping it with Africa. This change has been made for comparable prior year periods. Revenue by region for the second quarter and first two quarters of fiscal 2012 and fiscal 2011 and the related changes are shown in the table below:

	Quarter Ended				Two Quarters Ended
(In millions, except %)	December 30, 2011	December 31, 2010	$ Change	% Change	December 30, 2011	December 31, 2010	$ Change	% Change

North America	$44.2	$40.3	$3.9	9.7%	$81.2	$75.6	$5.6	7.4%
International:
Africa and Middle East	24.0	28.6	(4.6)	(16.1)%	66.7	59.1	7.6	12.9%
Europe and Russia	15.8	28.4	(12.6)	(44.4)%	28.2	46.1	(17.9)	(38.8)%
Latin America and Asia Pacific	21.0	18.0	3.0	16.7%	40.3	34.9	5.4	15.5%
Total International	60.8	75.0	(14.2)	(18.9)%	135.2	140.1	(4.9)	(3.5)%
Total revenue	$105.0	$115.3	$(10.3)	(8.9)%	$216.4	$215.7	$0.7	0.3%
For the second quarter and first two quarters of fiscal 2012, MTN Group in Africa accounted for 8.6% and 13.3%, respectively, of our total revenue. In the same periods of fiscal 2011 there were no customers accounting for 10% or more of our revenue. We have entered into separate and distinct contracts with MTN as well as separate arrangements with MTN group subsidiaries. None of such contracts on an individual basis are material to our operations. The loss of all MTN group business could adversely affect our results of operations, cash flows and financial position.
North America
Our revenue in North America increased $3.9 million, or 9.7%, and $5.6 million, or 7.4%, respectively, during the second quarter and first two quarters of fiscal 2012 from the same periods of fiscal 2011. While product volume is slightly higher compared with the prior year quarter, revenue growth in the second quarter of fiscal 2012 came primarily from increased services projects with larger network operators and our state and local government customers. We have seen year-over-year revenue growth in this region for each of our first two quarters in fiscal 2012 and the substantial changes in product mix of our sales from year to year. The bulk of our product revenue in North America is now from our Eclipse product platform, whereas a year ago, our legacy products made up a significant portion of the segment's sales. The revenue growth and product mix changes reflect continued success in transitioning our customer base to the new product platform as well as an increase in our services business from major customers in fiscal 2012.
International
Our International revenue declined $14.2 million, or 18.9%, and 4.9 million, or 3.5%, respectively, during the second quarter and first two quarters of fiscal 2012 compared with the same periods of fiscal 2011. Our business in Asia and Latin America showed improvement for both quarter and year-to-date periods from increased orders from network operators. However, our sales in Europe and Russia were down from the year ago periods primarily due to the reduction of business with a major customer in Russia. Sales to customers in Africa and Middle East decreased in the second quarter compared with same quarter in prior fiscal year, but have increased for the year-to-date period due to strong performance in the first quarter of fiscal 2012, resulting primarily from the deliveries of large orders to major network operators, including MTN in Africa.

Gross Margin

	Quarter Ended				Two Quarters Ended
(In millions, except %)	December 30, 2011	December 31, 2010	$ Change	% Change	December 30, 2011	December 31, 2010	$ Change	% Change
Total revenue	$105.0	$115.3	$(10.3)	(8.9)%	$216.4	$215.7	$0.7	0.3%
Cost of product sales and services	73.1	77.9	(4.8)	(6.2)%	151.8	152.0	(0.2)	(0.1)%
Gross margin	$31.9	$37.4	$(5.5)	(14.7)%	$64.6	$63.7	$0.9	1.4%
% of revenue	30.4%	32.4%			29.9%	29.5%
Gross margin for second quarter of fiscal 2012 declined $5.5 million, or 14.7%, from the same quarter in fiscal 2011. Gross margin as a percentage of revenue also declined 2.0% compared with the same quarter in fiscal 2011. The decline in gross margin was due primarily to reduced revenue in Russia along with lower prices to meet competitive pressures in all regions compared with the same quarter in fiscal 2011.
Gross margin for first two quarters of fiscal 2012 increased $0.9 million, or 1.4%, from the same period in fiscal 2011. While gross margin was in line with expectations for the period, the year-over-year improvement was primarily due to the absence in the current year periods of a one-time charge related to manufacturing overhead that we recorded in the first quarter of fiscal 2011.
Prior to fiscal 2011, we capitalized most of the costs associated with our internal manufacturing operations as a component of the overall cost of product inventory. Beginning in the first quarter of fiscal 2011, we shifted the manufacturing of our products primarily to contract manufacturers and completed the transfer by the end of fiscal 2011. Accordingly, the costs associated with our internal operations organization are now expensed as incurred. Gross margin in the first quarter of fiscal 2011 was negatively affected by the immediate expensing of $6.0 million of such costs in that quarter. However, this impact on gross margin was gradually offset in subsequent quarters by higher gross margin resulting from the sale of inventories with lower cost base.
Exclusive of the net impact from this one-time charge, the gross margin and gross margin as a percentage of revenue in the first two quarters of fiscal 2012 were lower than the same period in fiscal 2011 due to competitive pricing pressures.

Research and Development Expenses

	Quarter Ended				Two Quarters Ended
(In millions, except %)	December 30, 2011	December 31, 2010	$ Change	% Change	December 30, 2011	December 31, 2010	$ Change	% Change
Total revenue	$105.0	$115.3	$(10.3)	(8.9)%	$216.4	$215.7	$0.7	0.3%
Research and development	$8.8	$11.2	$(2.4)	(21.4)%	$17.8	$20.9	$(3.1)	(14.8)%
% of revenue	8.4%	9.7%			8.2%	9.7%
Our research and development expenses declined $2.4 million, or 21.4%, and $3.1 million, or 14.8%, respectively, in the second quarter and first two quarters of fiscal 2012, compared with the same periods in fiscal 2011, primarily due to restructuring of our research and development workforce in prior years. In addition, share-based compensation expense in the second quarter and first two quarters of fiscal 2011 was higher by $0.4 million and $0.4 million, respectively, compared with the current year periods due to vesting of performance shares upon achievement of a new product development milestone in the second quarter of fiscal 2011. We continue to invest in new product features, new functionality and lower cost platforms that we believe will enable our product lines to retain their technology leads in a cost effective manner.
Selling and Administrative Expenses

	Quarter Ended				Two Quarters Ended
(In millions, except %)	December 30, 2011	December 31, 2010	$ Change	% Change	December 30, 2011	December 31, 2010	$ Change	% Change
Total revenue	$105.0	$115.3	$(10.3)	(8.9)%	$216.4	$215.7	$0.7	0.3%
Selling and administrative	$25.3	$25.1	$0.2	0.8%	$49.9	$53.5	$(3.6)	(6.7)%
% of revenue	24.1%	21.8%			23.1%	24.8%
Our selling and administrative expenses increased slightly by $0.2 million or 0.8%, in the second quarter of fiscal 2012 compared with the same quarter in fiscal 2011. The increase was due primarily to a $0.9 million increase in agent commission expenses driven by higher fee-based revenues and a $1.0 million increase in bad debt expenses, partially offset by a $1.3 million decrease in sales and administrative compensation expenses as a result of the restructuring programs we implemented over the past two years. For the first two quarters of fiscal 2012, our selling and administrative expenses declined $3.6 million, or 6.7%, compared with the same period in fiscal 2011. The reductions were due primarily to a $1.5 million decrease in agent commission expenses driven by lower fee-based revenues and a $3.8 million decrease in sales and administrative compensation expenses as a result of the restructuring programs, partially offset by increases of $0.9 million in bad debt expenses. We will continue to seek ways to improve our operating efficiency during fiscal 2012.
Restructuring Charges
Our restructuring charges are summarized in the table below:

	Quarter Ended				Two Quarters Ended
(In millions, except %)	December 30, 2011	December 31, 2010	$ Change	% Change	December 30, 2011	December 31, 2010	$ Change	% Change
Restructuring	$0.1	$3.4	$(3.3)	(97.1)%	$1.0	$9.0	$(8.0)	(88.9)%
By Plans:
Fiscal 2011 Plan	$0.1	$2.6	$(2.5)	(96.2)%	$1.0	$7.3	$(6.3)	(86.3)%
Fiscal 2009 Plan	$—	$0.8	$(0.8)		$—	$1.7	$(1.7)

During the first quarter of fiscal 2011, we initiated a restructuring plan (the “Fiscal 2011 Plan”) to reduce our operational costs. The Fiscal 2011 Plan was intended to bring our cost structure in line with the changing dynamics of the worldwide microwave radio and telecommunication markets, primarily in North America, Europe and Asia. In addition, in fiscal 2009 we commenced a restructuring plan (the “Fiscal 2009 Plan”) to reduce our workforce in the U.S., France, Canada and other locations throughout the world and outsource our San Antonio manufacturing operations to a third party in Austin, Texas. The Fiscal 2009 Plan has been completed as of the end of fiscal 2011.
Restructuring charges in second quarter and first two quarters of fiscal 2012 declined $3.3 million and $8.0 million, respectively, compared with the same periods in fiscal 2011. The decrease of restructuring charges in fiscal 2012 has resulted from the completion of the Fiscal 2009 Plan in fiscal 2011 and the high volume of restructuring activities under the Fiscal 2011 Plan, such as the downsizing of our Morrisville, North Carolina office, which took place in fiscal 2011. Our restructuring expenses consisted primarily of severance and related benefit charges, and to a lesser extent, facilities costs related to obligations under non-cancelable leases for facilities that we ceased to use.
We expect to wind down the remaining restructuring activities and complete our initiatives under the Fiscal 2011 Plan by the end of fiscal 2012.
Operating Loss
Our operating loss by segment is summarized in the table below:

	Quarter Ended				Two Quarters Ended
(In millions, except %)	December 30, 2011	December 31, 2010	$ Change	% Change	December 30, 2011	December 31, 2010	$ Change	% Change
North America	$(2.0)	$(0.9)	$(1.1)	122.2%	$(3.9)	$(10.4)	$6.5	(62.5)%
International	(6.6)	(2.1)	(4.5)	214.3%	(7.2)	(10.7)	3.5	(32.7)%
Total operating loss	$(8.6)	$(3.0)	$(5.6)	186.7%	$(11.1)	$(21.1)	$10.0	(47.4)%
North America

Our North America segment operating loss in second quarter of fiscal 2012 increased by $1.1 million compared with the prior year quarter. The increased loss was primarily due to lower gross margins in our business and higher selling and administrative expenses, partially offset by a decrease of $2.3 million of restructuring expenses in our most recent quarter. On a year-to-date basis, the segment loss declined $6.5 million compared with the same period in fiscal 2011 primarily due to a decrease of $6.3 million in restructuring expenses as well as the absence of $0.8 million rebranding and transitional charges related to our corporate name change.

International
Our International segment operating loss in the second quarter of fiscal 2012 increased by $4.5 million compared with the prior year quarter. The increased loss was primarily due to lower gross margins in our business and a goodwill impairment charge of $5.6 million during the quarter, partially offset by decreases in selling and administrative expenses as well as a decrease of $1.1 million in restructuring expenses related to our restructuring plans. On a year-to-date basis, the segment loss declined $3.5 million compared to the same period in prior year, primarily due to decreases in selling and general expenses as well as a decrease of $1.7 million in restructuring expenses, partially offset by the goodwill impairment charge of $5.6 million during the second quarter.
Other Income (Loss), Interest Income and Interest Expense

	Quarter Ended		Two Quarters Ended
(In millions)	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
Loss on sale of NetBoss assets	$—	$(0.5)	$—	$(4.4)
Other expenses	(0.3)	(0.5)	(0.3)	(0.5)
Interest income	0.1	—	0.3	0.1
Interest expense	(0.4)	(0.7)	(0.8)	(1.3)
During second quarter and first two quarters of fiscal 2011, we incurred $0.5 million and $4.4 million, respectively, loss on the sale of NetBoss assets. Other expenses were primarily transactional tax assessments related to certain international entities. Interest expense was primarily related to preference dividends on our $8.25 million redeemable preference shares and interest expense associated with our credit facilities and letter of credits. The $8.25 million preference shares were redeemed at their carrying value on January 30, 2012.
Income Taxes

	Quarter Ended				Two Quarters Ended
(In millions, except %)	December 30, 2011	December 31, 2010	$ Change	% Change	December 30, 2011	December 31, 2010	$ Change	% Change
Loss from continuing operations before income taxes	$(9.2)	$(4.7)	$(4.5)	95.7%	$(11.9)	$(27.2)	$15.3	(56.3)%
Provision for income taxes	$0.8	$5.3	$(4.5)	(84.9)%	$1.8	$(0.2)	$2.0
The determination of our provision for or benefit from income taxes for the second quarter and first two quarters of fiscal 2012 and fiscal 2011 was primarily based on our estimated annual effective tax rate adjusted for losses in separate jurisdictions for which no tax benefit can be recognized. That determination also reflected tax expense and benefit generated in certain foreign jurisdictions. The tax expense for the second quarter and first two quarters of fiscal 2012 was primarily attributable to profitable foreign entities for which we have accrued income taxes.
Our effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where we cannot recognize tax benefits on current losses.
Loss from Discontinued Operations

	Quarter Ended				Two Quarters Ended
(In millions)	December 30, 2011	December 31, 2010	$ Change	% Change	December 30, 2011	December 31, 2010	$ Change	% Change
Loss from discontinued operations, net of tax	$(2.8)	$(2.5)	$(0.3)	12.0%	$(5.9)	$(6.8)	$0.9	(13.2)%
Our discontinued operations consist of the WiMAX business, which was sold to EION on September 2, 2011. The $0.3 million increase in loss in the second quarter of fiscal 2012 compared with the prior year quarter was primarily due to a $10.6 million decrease in revenue, partially offset by decreases of $9.3 million in cost of sales and $1.1 million in operating expenses. The $0.9 million decrease in loss in the first two quarters of fiscal 2012 compared with the same period in prior year was primarily due to a $2.8 million increase in gross margin resulting primarily from the sale of inventories that had been previously written down and a $0.4 million lower operating expenses, partially offset by a $2.0 million loss on the disposition of WiMAX.

Liquidity and Capital Resources
Sources of Cash
As of December 30, 2011, our total cash and cash equivalents was $84.3 million. Approximately $24.1 million, or 29% of our total cash and cash equivalents was held by entities domiciled in the United States. The remaining balance of $60.2 million or 71% was held by entities outside the United States, primarily in Singapore and Nigeria, and could be subject to additional taxation if it were to be repatriated to the United States.
As of December 30, 2011, our principal sources of liquidity consisted of the $84.3 million in cash and cash equivalents, $26.4 million of available credit under our current $40.0 million credit facility with Silicon Valley Bank, and cash collections from customers. We regularly require letters of credit from some customers who request extended payment terms up to one year or more. These letters of credit are generally discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically our primary sources of liquidity have been cash flows from operations, credit facilities and cash proceeds from sale of our equity securities. During the first two quarters of fiscal 2012, our total cash and cash equivalents decreased by $13.9 million primarily due to cash used in operating activities and capital expenditures.
Cash used in operating activities was $7.5 million in the first two quarters of fiscal 2012 primarily due to the net loss (after non-cash adjustments) of $1.4 million, a decrease in accounts payable of $28.0 million, and a decrease in customer advance payments and unearned income of $8.7 million, partially offset by a decrease in receivables of $17.4 million and a decrease in inventories of $7.2 million. A large portion of the decrease in accounts payable was due to lower inventory purchases during the period and payments on previous purchase commitments related to WiMAX and North America legacy product lines during the period. We also paid $3.9 million in cash for restructuring liabilities related to our restructuring programs. Customer advance payments and unearned income decreased as a result of changes in timing of customer billings on certain projects during the period. Our accounts receivable decreased during the first two quarters of fiscal 2012 primarily due to lower shipments during the period compared with the previous period. Our inventory receipts were lower during the second quarter of fiscal 2012 primarily due to supply chain disruptions resulting from the flooding experienced by our contract manufactures in Thailand.
We expect to generate cash from operating activities in the second half of fiscal 2012. We believe that our existing cash and cash equivalents, the available line of credit and future cash collections from customers will be sufficient to meet our working capital requirements for the next 12 months and the foreseeable future.
Available Credit Facility and Repayment of Debt
As of December 30, 2011, we had $26.4 million of credit available under our $40.0 million revolving credit facility with Silicon Valley Bank as mentioned above. The total amount of revolving credit available was $40.0 million less $6.0 million in outstanding short term demand borrowings and $7.6 million in outstanding standby letters of credit issued under the facility.
In an amendment to the facility effective November 2, 2011, the commitment of $40.0 million under the facility was extended to expire on February 28, 2014 and provides for (1) demand borrowings at the prime rate published in the Wall Street Journal, (2) fixed term Eurodollar loans for up to six months at LIBOR plus a spread of between 2.00% to 2.75% based on the company’s current leverage ratio, (3) a two-year term loan in an amount up to $8.25 million at a fixed rate of 5% per annum to be drawn by January 31, 2012, and (4) the issuance of standby or commercial letters of credit. The term loan was drawn down on January 30, 2012 and will be repaid in 24 equal monthly installments of principal plus accrued interest commencing February 29, 2012. The facility contains a minimum liquidity ratio covenant and a minimum profitability covenant and is secured by certain of the company’s assets.
Based on financial covenants included as part of the amended credit facility we must maintain, as measured at the last day of each fiscal quarter beginning September 30, 2011, (1) no less than a minimum liquidity ratio of 1.50 to 1 (defined as the ratio of total domestic unrestricted cash and cash equivalents plus short-term and long-term marketable securities plus the lesser of 25% of eligible accounts receivable or $12.5 million to total obligations outstanding with the bank) and (2) minimum consolidated EBITDA measured for each fiscal quarter. As of December 30, 2011, we were in compliance with these financial covenants.
Redemption of Redeemable Preference Shares
On June 30, 2011, we entered into an agreement with Harris Corporation for the early redemption of the preference shares issued by our Singapore subsidiary and held by Harris and another stockholder. The shares were redeemed on January 30, 2012, the fifth anniversary of their issuance, at their total face value of $8.25 million. The shares were redeemed with the proceeds of a two-year long-term loan under the terms of an amendment to our credit facility with Silicon Valley Bank, as discussed above.
Restructuring and Payments
We have a liability for restructuring activities totaling $2.1 million as of December 30, 2011, $1.8 million of which is classified as current liability and expected to be paid out in cash over the next year. Additionally, during the remainder of fiscal 2012, we expect to incur approximately $2.0 million of additional charges from our restructuring activities. We expect to fund these future payments with available cash and cash flow provided by operations.
Commercial Commitments and Contractual Obligations
The amounts disclosed in our Fiscal 2011 Form 10-K include our commercial commitments and contractual obligations. During the two quarters ended December 30, 2011, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2011 Form 10-K.
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
As of December 30, 2011, we had 52 foreign currency forward contracts outstanding with a total net notional amount of $20.3 million consisting of 14 different currencies. The following is a summary of the net notional amount of our outstanding contracts grouped by the underlying foreign currency as of December 30, 2011:

Currency	Contract Net Amount (Local Currency)	Net Notional Contract Amount (USD)
	(In millions)
Euro	7.5	$9.9
Philippine peso	(203.6)	(4.7)
Polish zloty	41.6	12.4
Thailand baht	43.2	1.4
Republic of South Africa rand	19.1	2.3
Other currencies	N/A	(1.0)
Total of all currency forward contracts		$20.3
A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of December 30, 2011 would have an impact of approximately $3.5 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term debt borrowings.
Exposure on Cash and Cash Equivalents
We had $84.3 million in total cash and cash equivalents as of December 30, 2011. Cash equivalents totaled $42.0 million as of December 30, 2011. Cash equivalents have been recorded at fair value on our balance sheet.
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
The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents held as of December 30, 2011 was one day, and these investments had an average yield of 0.13% per annum. A 10% change in interest rates on our cash and cash equivalents is not expected to have a material impact on our financial position, results of operations or cash flows.
Exposure on Borrowings
During the first two quarters of fiscal 2012, we had $6.0 million of short-term borrowings outstanding under our $40.0 million revolving credit facility that incurred interest at the prime rate. During the first two quarters of fiscal 2012, our weighted average interest rate was 3.25% and we recorded total interest expense of $0.1 million on these borrowings.
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
Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 30, 2011.
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
Descriptions of our legal proceedings are incorporated by reference from Part I, Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements — “Note 17 – Legal Proceedings” in response to this item.

Item 1A.	Risk Factors
Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows and financial condition set forth under Item 1A, Risk Factors, in our Fiscal 2011 Form 10-K.
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

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Descriptions

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101*
The following materials from Aviat Network Inc.’s Quarterly Report on Form 10-Q for the quarter ended
December 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

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

AVIAT NETWORKS, INC. (Registrant)
Date: February 8, 2012

By:	/s/ John J. Madigan
John J. Madigan Vice President, Corporate Controller and Principal Accounting Officer (Principal accounting officer and duly authorized officer)

EXHIBIT INDEX

Exhibit Number	Descriptions

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101*
The following materials from Aviat Network Inc.’s Quarterly Report on Form 10-Q for the quarter ended
December 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

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