Form 10-Q
period 2012-03-30
AVIAT NETWORKS, INC.
filed 2012-05-08
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _______ to _______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock as of April 30, 2012 was 61,271,511 shares.

AVIAT NETWORKS, INC.
FORM 10-Q
For the Quarter Ended March 30, 2012

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended			Three Quarters Ended
(In millions, except per share amounts)	March 30, 2012	April 1, 2011		March 30, 2012		April 1, 2011
Revenue:
Revenue from product sales	$85.5	$89.5		$248.7		$259.8
Revenue from services	26.1	26.0		79.3		71.4
Total revenues	111.6	115.5	—	328.0	—	331.2
Cost of revenue:
Cost of product sales	56.8	64.6		169.9		183.4
Cost of services	20.3	19.1		58.7		52.0
Amortization of purchased technology	0.2	0.2		0.5		0.5
Total cost of revenues	77.3	83.9		229.1		235.9
Gross margin	34.3	31.6	—	98.9	—	95.3
Operating expenses:
Research and development expenses	8.9	9.9		26.7		30.8
Selling and administrative expenses	25.1	26.7		75.0		80.2
Amortization of identifiable intangible assets	0.1	0.7		1.5		2.1
Goodwill impairment charges	—	—		5.6		—
Restructuring charges	0.4	4.4		1.4		13.4
Total operating expenses	34.5	41.7	—	110.2	—	126.5
Operating loss	(0.2)	(10.1)	—	(11.3)	—	(31.2)
Loss on sale of NetBoss assets	—	—		—		(4.4)
Other expenses, net	(0.3)	—		(0.6)		(0.5)
Interest income	—	0.2		0.3		0.3
Interest expense	(0.2)	(0.4)		(1.0)		(1.7)
Loss from continuing operations before income taxes	(0.7)	(10.3)	—	(12.6)	—	(37.5)
Provision for income taxes	0.1	15.2		1.9		15.0
Loss from continuing operations	(0.8)	(25.5)	—	(14.5)	—	(52.5)
Loss from discontinued operations, net of tax	(2.4)	(11.4)		(8.3)		(18.2)
Net loss	$(3.2)	$(36.9)		$(22.8)		$(70.7)
Per share data:
Basic and diluted loss per common share from continuing operations	$(0.01)	$(0.44)		$(0.25)		$(0.90)
Basic and diluted loss per common share from discontinued operations	$(0.04)	$(0.19)		$(0.14)		$(0.31)
Basic and diluted net loss per common share	$(0.05)	$(0.63)		$(0.39)		$(1.21)
Basic and diluted weighted average shares outstanding	59.2	58.6		59.0		58.5
See accompanying Notes to Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	March 30, 2012	July 1, 2011
Assets
Current Assets
Cash and cash equivalents	$90.5	$98.2
Receivables, net	106.7	133.0
Unbilled costs	29.1	24.8
Inventories	49.7	50.6
Customer service inventories	19.3	21.2
Deferred income taxes	0.9	0.8
Other current assets	19.1	21.7
Total Current Assets	315.3	350.3
Long-Term Assets
Property, plant and equipment, net	21.7	21.6
Goodwill	—	5.6
Identifiable intangible assets, net	2.1	4.1
Deferred income taxes	0.6	0.7
Other assets	1.1	1.6
Total Long-Term Assets	25.5	33.6
Total Assets	$340.8	$383.9
Liabilities and Stockholders’ Equity
Current Liabilities
Short-term debt	$6.0	$6.0
Current portion of long-term debt	4.1	—
Accounts payable	55.0	70.3
Accrued compensation and benefits	10.3	11.1
Redeemable preference shares	—	8.3
Other accrued expenses	50.1	50.3
Advance payments and unearned income	42.4	45.8
Deferred income taxes	0.9	0.9
Restructuring liabilities	0.9	4.4
Total Current Liabilities	169.7	197.1
Long-Term Liabilities
Long-term debt	3.8	—
Other long-term liabilities	3.3	3.5
Reserve for uncertain tax positions	4.2	4.2
Deferred income taxes	1.4	1.4
Total Liabilities	182.4	206.2
Commitments and Contingencies
Stockholders’ Equity
Preferred stock	—	—
Common stock, 61,271,511 and 60,611,561 shares issued and outstanding at March 30, 2012 and July 1, 2011, respectively	0.6	0.6
Additional paid-in-capital	795.3	791.6
Accumulated deficit	(634.6)	(611.8)
Accumulated other comprehensive loss	(2.9)	(2.7)
Total Stockholders’ Equity	158.4	177.7
Total Liabilities and Stockholders’ Equity	$340.8	$383.9
See accompanying Notes to Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
(In millions)	March 30, 2012	April 1, 2011
Cash flows from operating activities:
Net loss	$(22.8)	$(70.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of identifiable intangible assets	2.0	2.6
Goodwill impairment charges	5.6	—
Depreciation and amortization of property, plant and equipment and capitalized software	3.5	6.8
Bad debt expenses	2.9	2.2
Share-based compensation expense	3.7	3.4
Deferred income tax expense	—	11.2
Charges for inventory write-downs	3.0	19.0
Loss on disposition of WiMAX business	1.9	0.8
Loss on sale of NetBoss assets	—	4.4
Changes in operating assets and liabilities:
Receivables	23.4	(36.8)
Unbilled costs	(4.3)	3.2
Inventories	(0.4)	(16.8)
Customer service inventories	0.2	(2.4)
Accounts payable	(15.2)	2.2
Accrued expenses	(3.0)	13.0
Advance payments and unearned income	(3.4)	12.2
Income taxes payable or receivable	1.2	1.5
Restructuring liabilities and other assets and liabilities	0.9	(1.2)
Net cash used in operating activities	(0.8)	(45.4)
Cash flows from investing activities
Cash received from sale of NetBoss assets	—	3.8
Cash disbursed related to sale of WiMAX business	(1.1)	—
Additions of property, plant and equipment	(4.4)	(5.2)
Additions of capitalized software	—	(0.8)
Net cash used in investing activities	(5.5)	(2.2)
Cash flows from financing activities
Proceeds from short-term debt arrangement	—	6.0
Proceeds from long-term debt	8.3	—
Payments on short-term debt arrangement	—	(5.0)
Payments on long-term debt	(0.4)	—
Proceeds from stock-based compensation awards	—	0.2
Redemption of preference shares	(8.3)	—
Net cash provided by (used in) financing activities	(0.4)	1.2
Effect of exchange rate changes on cash and cash equivalents	(1.0)	0.4
Net decrease in cash and cash equivalents	(7.7)	(46.0)
Cash and cash equivalents, beginning of period	98.2	141.7
Cash and cash equivalents, end of period	$90.5	$95.7

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Aviat Networks, Inc. and its subsidiaries (“the Company” or “we”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter and three quarters ended March 30, 2012 (the “third quarter and first three quarters of fiscal 2012”) are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2011 (“Fiscal 2011 Form 10-K”).
We operate on a 52-week or 53-week year ending on the Friday nearest June 30. The first three quarters of fiscal 2012 and 2011 were all 13-week periods.
Reclassifications
In the fourth quarter of fiscal 2011, we reclassified customer service parts, previously reported as a component of property, plant and equipment, as customer service inventories in our condensed consolidated balance sheets. Accordingly, expenses related to customer service inventories of $2.2 million for the first three quarters of fiscal 2011 have been reclassified in the condensed consolidated statements of cash flows from depreciation and amortization to inventory write-downs within the cash flows from operating activities section. In addition, the changes in customer service inventories of $2.4 million in the first three quarters of fiscal 2011 have been reclassified from changes in inventories in the condensed consolidated statements of cash flows.
Beginning in the third quarter of fiscal 2011, the results of the WiMAX business are presented as discontinued operations in our condensed consolidated financial statements. Fiscal 2011 year-to-date results have been reclassified to conform to current period presentation.
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

Note 2.	Divestiture
In March 2011, our board of directors approved a plan for the sale of our WiMAX business. On September 2, 2011, we sold to EION Networks, Inc. (“EION”) our WiMAX business and related assets consisting of certain technology, inventory and equipment. We assigned customer contracts for WiMAX products and maintenance and agreed to license related patents to EION. We also agreed to indemnification for customary seller representations and warranties, and the provision of transitional services. As consideration for the sale of assets, EION agreed to pay us $0.4 million in cash six months from the date of closing and up to $2.8 million in additional cash payments contingent upon specific factors related to future WiMAX business performance. Currently we are not able to estimate the amount of consideration that we will receive beyond the $0.4 million nor the probability of any such payment. Accordingly, any future consideration will be recorded as a contingent gain in the period that it is received. EION is also entitled to receive cash payments up to $2.0 million upon collections of certain WiMAX accounts receivable as of the date of close.
From the third quarter of fiscal 2011, we began accounting for the WiMAX business as a discontinued operation. At July 1, 2011, the assets of the WiMAX business, including inventories of $7.0 million and equipment of $1.5 million, were adjusted to zero value which represented their estimated fair value less cost of disposition. At March 30, 2012 and July 1, 2011, our accrued liabilities related to the disposition of WiMAX business were $1.0 million and $0.3 million, respectively.
Summary results of operations for the WiMAX business were as follows:

	Quarter Ended		Three Quarters Ended
(In millions)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Revenues	$(0.2)	$1.0	$1.1	$18.6
Loss from operations of WiMAX	$(2.5)	$(10.6)	$(6.2)	$(17.4)
Loss on disposal	0.1	(0.8)	(1.9)	(0.8)
Income taxes	—	—	(0.2)	—
Total loss from discontinued operations	$(2.4)	$(11.4)	$(8.3)	$(18.2)

Note 3.	Goodwill and Long-Lived Assets

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

Before performing step one of the goodwill impairment test, we first evaluated our long-lived assets for impairment as the significant decline in our market capitalization indicated that the carrying value of the assets may not be recoverable. Our long-lived assets included identifiable intangible assets of $2.3 million and property, plant and equipment of $22.0 million. We determined the recoverability of the asset's carrying value by estimating the expected undiscounted future cash flows that are directly associated with and that are expected to arise as a direct result of the use of the assets. The results of our impairment test indicated no impairment related to the long-lived assets, as the estimated undiscounted cash flows exceeded their carrying value.

Note 4.	Accumulated Other Comprehensive Loss and Total Comprehensive Loss
Accumulated other comprehensive loss (“AOCL”) as of March 30, 2012 and July 1, 2011, and the changes in the components of AOCL, consisted of the following:

(In millions)	Foreign Currency Translation	Hedging Derivatives	Total Accumulated Other Comprehensive Loss
Balance as of July 1, 2011	$(2.6)	$(0.1)	$(2.7)
Foreign currency translation loss	(0.1)	—	(0.1)
Net unrealized gain on hedging activities	—	(0.1)	(0.1)
Balance as of March 30, 2012	$(2.7)	$(0.2)	$(2.9)
Total comprehensive loss for the third quarter and first three quarters of fiscal 2012 and fiscal 2011 was comprised of the following:

	Quarter Ended		Three Quarters Ended
(In millions)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Net loss	$(3.2)	$(36.9)	$(22.8)	$(70.7)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1.2	0.3	(0.1)	—
Net unrealized loss on hedging activities	(0.4)	(0.3)	(0.1)	(0.4)
Total comprehensive loss	$(2.4)	$(36.9)	$(23.0)	$(71.1)

Note 5.	Net Income (Loss) per Share of Common Stock
We compute net income (loss) per share of common stock using the two-class method. Basic net income (loss) per share is computed using the weighted average number of common shares and participating securities outstanding. Our unvested restricted shares (including restricted stock awards and performance share awards) contain rights to receive non-forfeitable dividends and therefore are considered to be participating securities and would be included in the calculations of net income per basic and diluted common share. However, we incurred a net loss in all periods presented. In accordance with Accounting Standard Codification ("ASC") subtopic 260-10, undistributed losses were not allocated to unvested restricted shares due to the fact that the unvested restricted shares are not contractually obligated to share in the losses of the company.
As we incurred net loss for all periods in fiscal 2012 and fiscal 2011, potential dilutive securities from stock options, restricted shares and stock units have been excluded from the diluted net loss per share computations as their effect was anti-dilutive. Because the stock options’ exercise prices were greater than the average market price of our shares, the number of options excluded from the diluted loss per share calculations determined by applying the treasury stock method were not significant during all periods in fiscal 2012 and fiscal 2011.

Note 6.	Balance Sheet Components
Receivables
Our receivables are summarized below:

(In millions)	March 30, 2012	July 1, 2011
Accounts receivable	$121.7	$143.2
Notes receivable due within one year	1.4	4.0
	123.1	147.2
Less allowances for collection losses	(16.4)	(14.2)
	$106.7	$133.0

We regularly require letters of credit from some customers who request extended payment terms of up to one year or more, which we generally discount with various financial institutions. Under these arrangements, collection risk is fully transferred to the financial institutions. We record the cost of discounting these letters of credit as interest expense. Total customer letters of credit being discounted and related interest expense are as follows:

	Quarter Ended		Three Quarters Ended
(In millions)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Customer letters of credit being discounted	$18.3	$25.3	$51.2	$50.7
Interest expense	$0.1	$0.1	$0.2	$0.4
Inventories
Our inventories are summarized below:

(In millions)	March 30, 2012	July 1, 2011
Finished products	$43.1	$41.4
Work in process	5.2	6.5
Raw materials and supplies	1.4	2.7
	$49.7	$50.6
Deferred cost of sales included within finished products	$16.2	$13.9
We recorded charges to adjust our inventories and customer service inventories to the lower of cost or market totaling $0.4 million and $5.7 million, respectively, for the third quarter of fiscal 2012 and fiscal 2011, and $3.0 million and $13.8 million, respectively, for the first three quarters of fiscal 2012 and fiscal 2011. These charges were primarily due to excess and obsolete inventory resulting from product transitioning and discontinuance.
Prior to fiscal 2011, we capitalized most of the costs associated with our internal manufacturing operations as a component of the overall cost of product inventory. Beginning in the first quarter of fiscal 2011, the manufacturing of our products was handled primarily by contract manufacturers and the activity transfer was completed by the end of fiscal 2011. Accordingly, the costs associated with our internal operations organization are expensed as incurred. Gross margin in the first three quarters of fiscal 2011 was negatively impacted by the immediate expensing of $6.0 million of such costs that was previously capitalized.
Property, Plant and Equipment
Our property, plant and equipment are summarized below:

(In millions)	March 30, 2012	July 1, 2011
Land	$0.7	$0.7
Buildings	10.5	10.1
Software developed for internal use	7.2	6.7
Machinery and equipment	45.0	45.1
	63.4	62.6
Less accumulated depreciation and amortization	(41.7)	(41.0)
	$21.7	$21.6
Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was $1.4 million and $2.8 million, respectively, during the third quarter of fiscal 2012 and fiscal 2011, and was $3.5 million and $6.8 million, respectively, during the first three quarters of fiscal 2012 and fiscal 2011.
Accrued Warranties
Changes in our warranty liability, which is included as a component of other accrued expenses on the condensed consolidated balance sheets, during the first three quarters of fiscal 2012 and fiscal 2011 were as follows:

	Three Quarters Ended
(In millions)	March 30, 2012	April 1, 2011
Balance as of the beginning of the fiscal year	$2.8	$2.8
Warranty provision for revenue recorded during the period	3.0	3.7
Settlements made during the period	(2.6)	(4.3)
Balance as of the end of the period	$3.2	$2.2

Note 7.	Fair Value Measurements of Assets and Liabilities
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
The carrying amounts, estimated fair values and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of March 30, 2012 and July 1, 2011 were as follows:

	March 30, 2012		July 1, 2011
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Cash equivalents
Money market funds	$51.3	$51.3	$59.3	$59.3	Level 1
Other current assets
Foreign exchange forward contracts	$0.1	$0.1	$0.2	$0.2	Level 2
Liabilities:
Other accrued expenses
Foreign exchange forward contracts	$0.3	$0.3	$0.1	$0.1	Level 2
We classify investments within Level 1 if quoted prices are available in active markets. Our level 1 investments include shares in prime money market funds purchased from two major financial institutions. As of March 30, 2012 and July 1, 2011, these money market shares were valued at $1.00 net asset value per share by these financial institutions.
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

Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first three quarters of fiscal 2012 and fiscal 2011, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.

Note 8.	Redeemable Preference Shares
During fiscal 2007, our Singapore subsidiary issued 8,250 redeemable preference shares to the U.S. parent company which, in turn, sold the shares to two unrelated investment companies at par value for total sale proceeds of $8.25 million. Upon original issuance in fiscal 2007, our former majority stockholder, Harris Corporation, guaranteed redemption of these preference shares directly with these two unrelated investment companies through the existence of put option arrangements. During May 2009, one of these unrelated investment companies exercised a put option with Harris and sold its entire interest in

3,250 redeemable preference shares at face value to Harris.
These redeemable preference shares represented less than a 1% interest in our Singapore subsidiary. The redeemable preference shares had an automatic redemption date of January 2017, which is 10 years from the date of issue. Preference dividends were cumulative and payable quarterly in cash at the rate of 12% per annum. Preference dividends totaling $0.1 million and $0.6 million, respectively, for the third quarter and first three quarters of fiscal 2012, and $0.2 million and $0.7 million, respectively, for the third quarter and first three quarters of fiscal 2011, were recorded as interest expense in the accompanying condensed consolidated statements of operations.
In an agreement dated June 30, 2011 by and among Harris, the Company and our Singapore subsidiary, we agreed to redeem the shares on the fifth anniversary of the date of issuance, which was January 30, 2012, at the stated redemption amount of 105% of their face value. In consideration for the early redemption, Harris agreed to waive the 5% premium for the amount that would otherwise be payable to them and to reimburse us for the 5% premium that is payable to the remaining stockholder. Accordingly, the $8.25 million redemption price for these shares was classified as a current liability as of July 1, 2011. On January 30, 2012, the preference shares were redeemed in accordance with the provisions of the redemption agreement and we funded the redemption with proceeds of $8.25 million from a two-year term loan under our credit facility with Silicon Valley Bank as mentioned in Note 9 below.

Note 9.	Credit Facility and Debt
Our outstanding short-term debt was $6.0 million as of March 30, 2012 and July 1, 2011. On January 30, 2012, we drew down an $8.25 million long-term loan under our credit facility with Silicon Valley Bank ("SVB"). The long-term loan was for two years maturing on January 31, 2014 and provided for 24 equal monthly principal payments. As of March 30, 2012, $7.9 million in principal was outstanding, of which $4.1 million was classified as current and $3.8 million as a long-term liability.
During the quarter ended October 1, 2010, we terminated our previous credit facility with two commercial banks and entered into a new $40.0 million credit facility with SVB for an initial term of one year expiring on September 30, 2011. Prior to September 30, 2011, the availability of the facility was extended and on November 2, 2011 the facility was amended to expire on February 28, 2014 and provide for a two-year term loan for up to $8.25 million that we used to fund the redemption of the preference shares issued by our Singapore subsidiary on January 30, 2012 .
Our current credit facility provides for a committed amount of $40.0 million. The facility provides for (1) demand borrowings (with no stated maturity date); (2) fixed term Eurodollar loans for up to six months, (3) the two-year term loan in the initial amount of $8.25 million drawn down on January 30, 2012, and (4) the issuance of standby or commercial letters of credit. As of March 30, 2012, available credit under this credit facility was $19.0 million reflecting borrowings of $13.9 million and outstanding letters of credit of $7.1 million.
Demand borrowings carry an interest rate computed at the daily prime rate as published in the Wall Street Journal. Interest on Eurodollar loans is offered at LIBOR plus a spread of between 2.00% to 2.75% based on our current leverage ratio. The interest rate on Eurodollar loans was set initially at a spread of 2.75% for the fiscal quarter ended October 1, 2010 and is adjustable quarterly thereafter based on the computed actual leverage ratio for the most recently completed fiscal quarter. As of March 30, 2012. the weighted average interest rate on our short-term borrowings was 3.25%. The two-year term loan is at a fixed interest rate of 5% per annum and provides for equal monthly payments of principal. The facility contains a minimum liquidity ratio covenant and a minimum profitability covenant. As of March 30, 2012, we were in compliance with these financial covenants. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the credit facility. Pursuant to the loan and security agreement, if a material adverse event occurs, as determined by SVB in its judgment, all obligations in connection with the agreement would be immediately due and payable.
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
Fiscal 2011 Plan
During the first quarter of fiscal 2011, we initiated a restructuring plan (the “Fiscal 2011 Plan”) to reduce our operational costs. The Fiscal 2011 Plan was intended to bring our cost structure in line with the changing dynamics of the worldwide microwave radio and telecommunication markets, primarily in North America, Europe and Asia. The following table summarizes our costs incurred during the third quarter and first three quarters of fiscal 2012 and fiscal 2011, estimated additional costs to be incurred and estimated total costs expected to be incurred as of March 30, 2012 under the Fiscal 2011 Plan:

	Costs Incurred During Quarter Ended		Costs Incurred During Three Quarters Ended		Cumulative Costs Incurred Through March 30, 2012	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
(In millions)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
North America:
Severance and benefits	$(0.5)	$0.9	$(0.5)	$7.0	$7.2	$0.7	$7.9
Facilities and other	0.6	2.1	1.3	2.1	3.5	0.5	4.0
	$0.1	$3.0	$0.8	$9.1	$10.7	$1.2	$11.9
International:
Severance and benefits	$0.3	$0.8	$0.6	$2.0	$3.4	$0.4	$3.8
Facilities and other	—	0.2	—	0.2	—	—	—
	$0.3	$1.0	$0.6	$2.2	$3.4	$0.4	$3.8
Totals for Fiscal 2011 Plan	$0.4	$4.0	$1.4	$11.3	$14.1	$1.6	$15.7
During the first three quarters of fiscal 2012, we continued executing restructuring activities to reduce our operating costs worldwide under the Fiscal 2011 Plan. The $1.3 million facilities charges primarily related to the sublease and relocation of our Morrisville, North Carolina office and Montreal office during the period.
During the first three quarters of fiscal 2011, our severance and benefits charges under the Fiscal 2011 Plan for North America segment related to reductions in force for the downsizing of the Morrisville, North Carolina office, reductions in force in Canada of their finance, human resources, IT and engineering functions, and the reductions in force resulting from the sale of our NetBoss assets. The severance and benefits for International segment related primarily to reductions in personnel located in our field offices during the first three quarters of fiscal 2011.
As of March 30, 2012, we have substantially completed our initiatives under the Fiscal 2011 Plan and expect to wind down certain remaining restructuring activities in fiscal 2013.
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
The following table summarizes our costs incurred during the third quarter and first three quarters of fiscal 2011 and total costs incurred under the Fiscal 2009 Plan:

(In millions)	Costs Incurred During Quarter Ended April 1, 2011	Costs Incurred During Three Quarters Ended April 1, 2011	Total Restructuring Costs Incurred (Completed in Q4 Fiscal 2011)
North America:
Severance and benefits	$0.3	$1.0	$9.2
Facilities and other	0.1	0.2	2.8
	$0.4	$1.2	$12.0
International:
Severance and benefits	$—	$0.9	$5.8
Facilities and other	—	—	0.2
	$—	$0.9	$6.0
Totals for Fiscal 2009 Plan	$0.4	$2.1	$18.0

During the first three quarters of fiscal 2011, our restructuring charges related to the Fiscal 2009 Plan primarily consisted of the severance and benefits charges for reductions in force in our San Antonio manufacturing facilities and other locations throughout the world.
Restructuring Liabilities
The information in the following table summarizes our restructuring activities during the first three quarters of fiscal 2012 and restructuring liability as of March 30, 2012:

(In millions)	Severance and Benefits	Facilities and Other	Total
Restructuring liability as of July 1, 2011	$3.2	$1.8	$5.0
Provision related to Fiscal 2011 Plan	0.1	1.3	1.4
Cash payments	(3.0)	(1.8)	(4.8)
Restructuring liability as of March 30, 2012	$0.3	$1.3	$1.6
Current restructuring liability			$0.9
Long-term restructuring liability			$0.7

Note 11.	Share-Based Compensation
Our compensation expense for share-based awards was included in our condensed consolidated statements of operations as follows:

	Quarter Ended		Three Quarters Ended
(In millions)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
By Expense Category:
Cost of product sales and services	$0.3	$0.1	$0.5	$0.3
Research and development	0.2	0.5	0.7	1.4
Selling and administrative	1.0	0.7	2.5	1.6
Discontinued operations	—	—	—	0.1
Total share-based compensation expense, net of zero tax	$1.5	$1.3	$3.7	$3.4
By Types of Award:
Options	$0.7	$0.7	$1.9	$1.7
Restricted stock awards	0.6	0.3	1.3	0.8
Performance shares	0.2	0.3	0.5	0.9
Total share-based compensation expense, net of zero tax	$1.5	$1.3	$3.7	$3.4
In November 2011, our shareholders approved an increase in the number of shares of common stock authorized for issuance under the Company's 2007 Stock Equity Plan from 10,400,000 to 16,400,000 shares. In February 2012, our board of directors approved the 2012 Global Equity Program ("GEP") under the 2007 Stock Equity Plan to grant share-based awards to employees who are not eligible for the Long-Term Incentive Program. In the third quarter of fiscal 2012, we granted options to purchase 800,500 shares of our common stock and 167,750 shares of performance units under the GEP. Stock options under the GEP vest one-fourth annually over a four-year period from the date of grant. Vesting of performance units under the GEP is subject to performance criteria related to the Company's fiscal 2012 revenue and operating results.
During the first three quarters of fiscal 2012, we granted options to purchase 2,937,210 shares of our common stock and awarded 1,029,686 shares of restricted stock and units and 828,826 shares of performance award and units to employees under our 2007 Stock Equity Plan. During the first three quarters of fiscal 2012, 100,763 shares of performance share awards and 21,722 shares of performance share units were vested upon achievement of a new product development milestone during the first quarter of fiscal 2012.

The fair value of each share subject to an option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the following weighted average assumptions:

	Quarter Ended		Three Quarters Ended
Grant Date	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Expected dividends	—%	—%	—%	—%
Expected volatility	66.1%	64.8%	65.9%	63.7%
Risk-free interest rate	0.78%	1.58%	0.74%	1.32%
Expected term (years)	4.61	4.28	4.46	4.35
Fair value per share on date of grant	$1.39	$2.96	$1.22	$2.41
As of March 30, 2012, there was $8.0 million of total unrecognized compensation expense related to nonvested stock options and restricted stock awards and units granted under our 2007 Stock Equity Plan. This expense is expected to be recognized over a weighted-average period of 1.95 years.

Note 12.	Major Customer and Business Segments
During the third quarter and first three quarters of fiscal 2012, one International segment customer, Mobile Telephone Networks group (“MTN Group”) in Africa, accounted for 18.1% and 15.0%, respectively, of our total revenue. MTN Group is an affiliated group of separate regional carriers and operators located in Africa. During the third quarter of fiscal 2011, MTN Group accounted for 11.3% of our total revenue. During the first three quarters of fiscal 2011, none of our customers accounted for 10% or more of revenue.
Revenue and operating income (loss) by segment were as follows:

	Quarter Ended		Three Quarters Ended
(In millions)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Revenue
North America	$42.6	$42.5	$123.8	$118.1
International	69.0	73.0	204.2	213.1
Total Revenue	$111.6	$115.5	$328.0	$331.2
Operating Loss
North America	$1.6	$(8.1)	$(2.3)	$(18.5)
International	(1.8)	(2.0)	(9.0)	(12.7)
Total operating loss	$(0.2)	$(10.1)	$(11.3)	$(31.2)

Note 13.	Income Taxes
The determination of our provision for income taxes for the third quarter and first three quarters of fiscal 2012 and fiscal 2011 was primarily based on our estimated annual effective tax rate adjusted for losses in separate jurisdictions for which no tax benefit can be recognized.
Our effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where we cannot recognize tax benefits on current losses. We accrued tax expenses for foreign jurisdictions that are anticipated to be profitable for fiscal 2012.
We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign, and state income taxes. We accrued no additional amount for such interest during the third quarter and first three quarters of fiscal 2012 and fiscal 2011. No penalties have been accrued on any of the unrecognized tax benefits.
We expect that the amount of unrecognized tax benefit may change in the next year; however, it is not expected to have a significant impact on our results of operations, financial position or cash flows due to the full valuation allowance in various jurisdictions.
We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Singapore, Poland, Nigeria, France, U.K. and Australia. The earliest years still open and subject to potential audits for these jurisdictions are as follows: US — 2003; Singapore — 2005; Poland — 2006; Nigeria — 2004; France — 2008; U.K. — 2010; and Australia — 2007. For other foreign jurisdictions, the earliest years still open and subject to potential audits vary from year 2006 to year 2011. In the current quarter, the Inland Revenue Authority of Singapore started a compliance review of our Singapore subsidiary for fiscal years of 2007 through 2009.

Note 14.	Operating Lease Commitments
We lease office and manufacturing facilities under non-cancelable operating leases expiring at various dates through April 2020. We lease approximately 129,000 square feet of office space in Santa Clara, California as our corporate headquarters. As of March 30, 2012, future minimum lease payments for our headquarters total $20.5 million through April 2020.
As of March 30, 2012, our future minimum commitments, net of $1.7 million non-cancelable subleases, for all non-cancelable operating leases with an initial lease term in excess of one year are as follows:

Amounts
Fiscal Years Ending in June	(In millions)
2012	$1.7
2013	4.8
2014	4.0
2015	3.2
2016	3.1
Thereafter	11.1

Total	$27.9

These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions.
Rental expense for operating leases, including rentals on a month-to-month basis was $2.3 million and $3.0 million in the third quarter of fiscal 2012 and 2011, respectively, and $7.0 million and $8.9 million in the first three quarters of fiscal 2012 and 2011, respectively.

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
Our major foreign currency hedging activities are described below:
Cash Flow Hedges. We use currency forward contracts to hedge exposures related to certain forecasted foreign currency transactions relating to revenue, product costs, operating expenses and intercompany transactions. As of March 30, 2012, hedged transactions included our customer and intercompany backlog and outstanding purchase commitments denominated primarily in the Australian dollar, Euro and Polish zloty. These derivatives are designated as cash flow hedges and typically have maturities from one to three months with a maximum of six months, which in general closely match the underlying forecasted transaction in duration.
We measure the effectiveness of the hedges of forecasted transactions on a monthly basis by comparing the fair values of the designated currency forward contracts with the fair values of the forecasted transactions. The effective portion of the contract’s gain and loss is initially recognized in other comprehensive income or loss (“OCI”) and, upon occurrence of the forecasted transaction, is reclassified into the income or expense line item to which the hedged transaction relates. Any ineffective portion of the derivative hedging gain or loss as well as changes in the fair value of the derivative’s time value (which are excluded from the assessment of hedge effectiveness) is recorded in current period earnings, specifically, in cost of product sales as these gains and losses are considered by us to be operational in nature. If the forecasted transaction does not occur, or it becomes probable that it will not occur, the gain or loss on the related cash flow hedge is recognized immediately in cost of product sales.
As of March 30, 2012, it is expected that $0.2 million of derivative net gain on both outstanding and matured derivatives recorded in AOCI will be reclassified to net income or loss during the next twelve months as a result of underlying hedged transactions also being recorded in net income or loss. Actual amounts ultimately to be reclassified to net income or loss depend on the exchange rates in effect when currently outstanding derivative contracts mature.
Balance Sheet Hedges. We also use foreign exchange forward contracts to mitigate the gains and losses generated from the re-measurement of certain monetary assets and liabilities denominated in a foreign currency, including primarily cash balances, third party accounts receivable and accounts payable, and intercompany transactions recorded on the balance sheet. These derivatives are not designated and do not qualify as hedge instruments and accordingly are carried at fair value with changes recorded in the cost of product sales in current period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. These derivatives have maturities of approximately one month.
The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of March 30, 2012 and July 1, 2011:

	March 30, 2012		July 1, 2011
(In millions)	Local Currency Amount	Notional Contract Amount (USD)	Local Currency Amount	Notional Contract Amount (USD)
Cash flow hedges:
Australian dollar	2.4	$2.5	0.6	$0.6
Euro	2.7	3.5	2.7	3.9
Polish zloty	11.8	3.5	8.7	3.1
Other	N/A	2.1	N/A	1.8
Total cash flow hedges		11.6		9.4
Balance sheet hedges:
Canadian dollar	5.5	5.6	4.2	4.3
Euro	7.9	10.3	15.1	21.3
Philippine peso	222.0	5.2	181.1	4.2
Polish zloty	4.6	1.5	23.8	8.4
Singapore dollar	1.2	0.9	2.6	2.1
Thailand baht	54.4	1.8	63.9	2.1
Republic of South Africa rand	22.6	2.9	39.1	5.7
Other	N/A	3.3	N/A	4.0
Total non-designated hedges		31.5		52.1
Total		$43.1		$61.5
The following table presents the fair value of derivative instruments included within our condensed consolidated balance sheets as of March 30, 2012 and July 1, 2011.

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	March 30, 2012	July 1, 2011	Balance Sheet Location	March 30, 2012	July 1, 2011
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$0.1	$0.1	Other accrued expenses	$0.3	$0.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	—	0.1	Other accrued expenses	—	—
Total derivatives		$0.1	$0.2		$0.3	$0.1

The following table summarizes the location and amount of the gains and losses on derivative instruments reported in our financial statements during the third quarter and first three quarters of fiscal 2012 and fiscal 2011:

	Quarter Ended		Three Quarters Ended
Locations of Gain (Losses) on Derivative Instruments	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
	(In millions)
Designated as cash flow hedges (foreign exchange forward contracts):
Effective portion of gain (loss) recognized in OCI	$(0.4)	$(0.3)	$0.3	$(0.5)
Effective portion of gain (loss) reclassified from AOCI into:
Revenue	$(0.1)	$0.0	$(0.6)	$0.2
Cost of product sales	$0.0	$0.0	$0.1	$(0.1)
Loss associated with excluded time value recognized in cost of product sales	$(0.1)	$0.0	$(0.2)	$(0.1)
Gain (loss) due to hedge ineffectiveness recognized in cost of product sales	$0.0	$0.0	$0.0	$0.0
Not designated as cash flow hedges (foreign exchange forward contracts):
Gain (loss) recognized in cost of product sales	$(0.7)	$(0.8)	$0.8	$(2.0)
Credit Risk
We are exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings. However, this does not eliminate our exposure to credit risk with these institutions. Should any of these counterparties fail to perform as contracted, we could incur interest charges and unanticipated gains or losses on the settlement of the derivatives in addition to the recorded fair value of the derivative due to non-delivery of the currency. To manage this risk, we have established strict counterparty credit guidelines for financial institutions providing foreign currency exchange services in accordance with corporate policy. As a result of the above considerations, we consider the risk of counterparty default to be immaterial.
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
Certain of our former executive officers and directors were named in a complaint filed on July 18, 2011 in the United States District Court for the District of Delaware by plaintiff Howard Taylor. Plaintiff purports to bring this action derivatively on behalf of Aviat Networks, which is named as a nominal defendant. Plaintiff brings a claim for breach of fiduciary duty against the officer and director defendants based on the allegations of securities law violations alleged in the class action described above and also alleges that the defendants caused us to acquire MCD at an inflated price. Plaintiff seeks to recover unspecified damages and other relief on behalf of Aviat Networks, as well as payment of costs and attorneys fees. We filed a motion to dismiss on October 3, 2011 with oral arguments scheduled for May 29, 2012. We intend to defend our interests in the litigation vigorously. Currently we are not able to determine whether a loss is probable or to reasonably estimate the loss amount related to this matter.

On February 8, 2007, a court order was entered against Stratex do Brasil, a subsidiary of Aviat U.S., Inc. (formerly Harris Stratex Networks Operating Corporation), in Brazil, to enforce performance of an alleged agreement between the former Stratex Networks, Inc. entity and a supplier. The parties entered into a settlement agreement on February 27, 2012 whereby we agreed to pay $0.2 million to the supplier.

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
These forward-looking statements are based on estimates reflecting the current beliefs of the senior management of Aviat Networks. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include the following:

•	continued price erosion as a result of increased competition in the microwave transmission industry;

•	the impact of the volume, timing and customer, product and geographic mix of our product orders;

•	our suppliers’ inability to perform and deliver to us on time;

•	our ability to meet projected new product development dates or anticipated cost reductions of new products;

•	continued weakness in the global economy affecting customer spending;

•	customer acceptance of new products;

•	the ability of our subcontractors to timely perform;

•	retention of our key personnel;

•	our ability to manage and maintain key customer relationships;

•	uncertain economic conditions in the telecommunications sector combined with operator and supplier consolidation;

•	the timing of our receipt of payment for products or services from our customers;

•	our failure to protect our intellectual property rights or defend against intellectual property infringement claims by others;

•	the effects of currency and interest rate risks; and

•	the impact of political turmoil in countries where we have significant business.

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
We generate revenue by designing, developing, manufacturing and supporting a range of wireless networking products, solutions and services for mobile and fixed communications service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe. Our products include point-to-point (PTP) digital microwave transmission systems designed for first/last mile access, middle mile/backhaul, and long distance trunking applications. We also provide network management software solutions to enable operators to deploy, monitor and manage our systems, third party equipment such as antennas, routers, and multiplexers, necessary to build and deploy a wireless transmission network, and a full suite of turnkey support services.
We work continuously to improve our established brands and to create new products that meet our customers’ evolving needs and preferences. Our fundamental business goal is to generate superior returns for our stockholders over the long term. We believe that increases in revenue, operating profits, earnings per share, and return on average total capital are the key measures of financial performance for our business.
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
Operations Review
During the first three quarters of fiscal 2012, we secured orders and expanded our footprint with our customers in the mobile operator market using our current technology and service capabilities. We believe that there is steady growth in this market and that it will continue growing over the long term as mobile operators build network capacity to address increasing demands for bandwidth. In order to significantly expand our mobile operator customer base and displace competitors we plan to bring our next generation of products to market in next fiscal year. The signs of growth in non-mobile segments exist today, mostly in North America, but increasingly in other parts of the world. Typical applications of our products are in utility and public safety networks where the emphasis is on quality, service, reliability and network security.
During September 2011, one of our contract manufacturers in Thailand was affected by flooding in that country. Our logistics and supply chain staff worked closely with that supplier and jointly were successful in mitigating and minimizing the delivery impact to our customers during the second and third quarters of fiscal 2012. We are now satisfied that this contract manufacturer has recovered from this event and that future deliveries to Aviat will not be affected as a result of the floods.
In March 2011, our board of directors approved a plan to sell our WiMAX business and we completed the sale to EION on September 2, 2011. The sale of the WiMAX business was part of our strategic plan to streamline our business and focus our time and resources on growing our core microwave business to better position us for long-term success. We worked with EION to transition the business and expect to complete the transition by the end of fiscal 2012.
We began accounting for the WiMAX business as a discontinued operation in the third quarter of fiscal 2011. The discussions of our revenue, gross margin, operating expenses and income taxes have excluded the WiMAX business results, which are discussed separately.
In the second quarter of fiscal 2012, we performed a goodwill impairment analysis due to a significant decline in our market capitalization, which is considered as a goodwill impairment indicator. The $5.6 million of goodwill resulted from our acquisition of Telsima Corporation in fiscal 2009. Based on the results of the impairment analysis, we recorded a $5.6 million goodwill impairment charge in the second quarter of fiscal 2012.

Discussion of Consolidated Results of Operations
Revenue
Beginning from the first quarter of fiscal 2012, in order to better align our internal reporting with the activities in our international business organizations, we changed our internal operational review of revenue by region by separating the Middle

East region from Europe and Russia and grouping it with Africa. Revenue by region for comparable prior year periods have been reclassified to reflect this change. Revenue by region for the third quarter and first three quarters of fiscal 2012 and fiscal 2011 and the related changes are shown in the table below:

	Quarter Ended				Three Quarters Ended
(In millions, except %)	March 30, 2012	April 1, 2011	$ Change	% Change	March 30, 2012	April 1, 2011	$ Change	% Change

North America	$42.6	$42.5	$0.1	0.2%	$123.8	$118.1	$5.7	4.8%
International:
Africa and Middle East	33.9	34.3	(0.4)	(1.2)%	100.7	93.4	7.3	7.8%
Europe and Russia	11.8	16.1	(4.3)	(26.7)%	39.9	62.2	(22.3)	(35.9)%
Latin America and Asia Pacific	23.3	22.6	0.7	3.1%	63.6	57.5	6.1	10.6%
Total International	69.0	73.0	(4.0)	(5.5)%	204.2	213.1	(8.9)	(4.2)%
Total revenue	$111.6	$115.5	$(3.9)	(3.4)%	$328.0	$331.2	$(3.2)	(1.0)%
For the third quarter and first three quarters of fiscal 2012, MTN Group in Africa accounted for 18.1% and 15.0%, respectively, of our total revenue. For the third quarter of fiscal 2011, MTN Group accounted for 11.3% of our total revenue, and there were no customers accounting for 10% or more of our revenue for the first three quarters of fiscal 2011. We have entered into separate and distinct contracts with MTN Group as well as separate arrangements with MTN Group subsidiaries. None of such contracts on an individual basis are material to our operations. The loss of all MTN Group business could adversely affect our results of operations, cash flows and financial position.
North America
Our revenue in North America increased $0.1 million, or 0.2%, and $5.7 million, or 4.8%, respectively, during the third quarter and first three quarters of fiscal 2012 compared with the same periods of fiscal 2011. We have seen substantial changes in product mix of our sales in this region from year to year. The bulk of our product revenue in North America now comes from our Eclipse product platform, whereas in the first half of fiscal 2011, our legacy products made up a significant portion of the region's sales. The revenue growth and product mix changes reflect continued success in transitioning our customer base to the new product platform as well as an increase in our services business from major customers in fiscal 2012.
International
Our International revenue declined $4.0 million, or 5.5%, and $8.9 million, or 4.2%, respectively, during the third quarter and first three quarters of fiscal 2012 compared with the same periods of fiscal 2011. Our business in Asia and Latin America showed improvement for both quarter and year-to-date periods from increased orders from network operators. However, our sales in Europe and Russia were down from the year ago periods primarily due to the reduction of business with a major customer in Russia. Sales to customers in Africa and Middle East decreased slightly in the third quarter compared with the same quarter in prior fiscal year, but have increased for the year-to-date period due to strong performance in the first quarter of fiscal 2012, resulting primarily from the deliveries of large orders to major network operators, including MTN Group in Africa.
Gross Margin

	Quarter Ended				Three Quarters Ended
(In millions, except %)	March 30, 2012	April 1, 2011	$ Change	% Change	March 30, 2012	April 1, 2011	$ Change	% Change
Total revenue	$111.6	$115.5	$(3.9)	(3.4)%	$328.0	$331.2	$(3.2)	(1.0)%
Cost of product sales and services	77.3	83.9	(6.6)	(7.9)%	229.1	235.9	(6.8)	(2.9)%
Gross margin	$34.3	$31.6	$2.7	8.5%	$98.9	$95.3	$3.6	3.8%
% of revenue	30.7%	27.4%			30.2%	28.8%
Gross margin for third quarter of fiscal 2012 increased $2.7 million, or 8.5%, from the same quarter in fiscal 2011. Gross margin as a percentage of revenue also increased 3.3% compared with the same quarter in fiscal 2011. The improvement in gross margin was due primarily to the absence of large inventory write-downs which we incurred in fiscal 2011 as we transitioned out of the legacy products, partially offset by effects from competitive pricing pressure.
Gross margin for first three quarters of fiscal 2012 increased $3.6 million, or 3.8%, from the same period in fiscal 2011.

Gross margin as a percentage of revenue also increased 1.4% compared with the same period in fiscal 2011. While gross margin was in line with expectations for the period, the year-over-year improvement was primarily due to the absence in the current year period of a $6.0 million one-time charge related to manufacturing overhead that we recorded in the first quarter of fiscal 2011 and the absence of large inventory write-downs which we incurred in fiscal 2011 as we transitioned out of the legacy products.
Prior to fiscal 2011, we capitalized most of the costs associated with our internal manufacturing operations as a component of the overall cost of product inventory. Beginning in the first quarter of fiscal 2011, we shifted the manufacturing of our products primarily to contract manufacturers and completed the transfer by the end of fiscal 2011. Accordingly, the costs associated with our internal operations organization are expensed as incurred. Gross margin in the first three quarters of fiscal 2011 was negatively affected by the immediate expensing of $6.0 million of such costs that was previously capitalized in the first quarter of fiscal 2011.
Exclusive of the net impact from these charges, the gross margin and gross margin as a percentage of revenue in the first three quarters of fiscal 2012 were lower than the same period in fiscal 2011 due to competitive pricing pressures.

Research and Development Expenses

	Quarter Ended				Three Quarters Ended
(In millions, except %)	March 30, 2012	April 1, 2011	$ Change	% Change	March 30, 2012	April 1, 2011	$ Change	% Change
Total revenue	$111.6	$115.5	$(3.9)	(3.4)%	$328.0	$331.2	$(3.2)	(1.0)%
Research and development	$8.9	$9.9	$(1.0)	(10.1)%	$26.7	$30.8	$(4.1)	(13.3)%
% of revenue	8.0%	8.6%			8.1%	9.3%
Our research and development expenses declined $1.0 million, or 10.1%, and $4.1 million, or 13.3%, respectively, in the third quarter and first three quarters of fiscal 2012 compared with the same periods in fiscal 2011, primarily due to restructuring of our research and development workforce in prior years. In addition, share-based compensation expense in the third quarter and first three quarters of fiscal 2011 was higher by $0.3 million and $0.7 million, respectively, compared with the current year periods due to vesting of performance shares upon achievement of new product development milestones in the fiscal 2011 periods. We continue to invest in new product features, new functionality and lower cost platforms that we believe will enable our product lines to retain their technology leads in a cost effective manner.
Selling and Administrative Expenses

	Quarter Ended				Three Quarters Ended
(In millions, except %)	March 30, 2012	April 1, 2011	$ Change	% Change	March 30, 2012	April 1, 2011	$ Change	% Change
Total revenue	$111.6	$115.5	$(3.9)	(3.4)%	$328	$331.2	$(3.2)	(1.0)%
Selling and administrative	$25.1	$26.7	$(1.6)	(6.0)%	$75.0	$80.2	$(5.2)	(6.5)%
% of revenue	22.5%	23.1%			22.9%	24.2%
Our selling and administrative expenses decreased by $1.6 million or 6.0%, in the third quarter of fiscal 2012 compared with the same quarter in fiscal 2011. The decrease was due primarily to a $0.4 million decrease in sales and administrative compensation expenses and a $0.9 million decrease in facility expenses as a result of the restructuring programs we implemented over the past two years. For the first three quarters of fiscal 2012, our selling and administrative expenses declined $5.2 million, or 6.5%, compared with the same period in fiscal 2011. The reductions were due primarily to a $2.9 million decrease in sales and administrative compensation expenses and a $0.8 million decrease in facility expenses as a result of the restructuring programs, and a $1.5 million decrease in agent commission expenses driven by lower fee-based revenues, partially offset by an increase of $0.7 million in bad debt expenses. We continue to seek ways to improve our operating efficiency during fiscal 2012.
Restructuring Charges
Our restructuring charges are summarized in the table below:

	Quarter Ended				Three Quarters Ended
(In millions, except %)	March 30, 2012	April 1, 2011	$ Change	% Change	March 30, 2012	April 1, 2011	$ Change	% Change
Restructuring	$0.4	$4.4	$(4.0)	(90.9)%	$1.4	$13.4	$(12.0)	(89.6)%
By Plans:
Fiscal 2011 Plan	$0.4	$4.0	$(3.6)	(90.0)%	$1.4	$11.3	$(9.9)	(87.6)%
Fiscal 2009 Plan	$—	$0.4	$(0.4)		$—	$2.1	$(2.1)

During the first quarter of fiscal 2011, we initiated a restructuring plan (the “Fiscal 2011 Plan”) to reduce our operational costs. The Fiscal 2011 Plan was intended to bring our cost structure in line with the changing business environment of the worldwide microwave radio and telecommunication markets, primarily in North America, Europe and Asia. Earlier in fiscal 2009, we commenced a restructuring plan (the “Fiscal 2009 Plan”) to reduce our workforce in the U.S., France, Canada and other locations throughout the world and outsource our San Antonio manufacturing operations to a third party in Austin, Texas. The Fiscal 2009 Plan has been completed as of the end of fiscal 2011.
Restructuring charges in the third quarter and first three quarters of fiscal 2012 declined significantly by $4.0 million and $12.0 million, respectively, compared with the same periods in fiscal 2011 because the Fiscal 2009 Plan was completed in fiscal 2011 and major restructuring activities under the Fiscal 2011 Plan, such as the downsizing of our Morrisville, North Carolina office, occurred in fiscal 2011. Our restructuring expenses consisted primarily of severance and related benefit charges, and to a lesser extent, facilities costs related to obligations under non-cancelable leases for facilities that we ceased to use.
We have substantially completed our initiatives under the Fiscal 2011 Plan and expect to wind down certain remaining restructuring activities in fiscal 2013.
Operating Income (Loss)
Our operating income or loss by segment is summarized in the table below:

	Quarter Ended				Three Quarters Ended
(In millions, except %)	March 30, 2012	April 1, 2011	$ Change	% Change	March 30, 2012	April 1, 2011	$ Change	% Change
North America	$1.6	$(8.1)	$9.7	(119.8)%	$(2.3)	$(18.5)	$16.2	(87.6)%
International	(1.8)	(2.0)	0.2	(10.0)%	(9.0)	(12.7)	3.7	(29.1)%
Net operating loss	$(0.2)	$(10.1)	$9.9	(98.0)%	$(11.3)	$(31.2)	$19.9	(63.8)%
North America

Our North America segment operating income was $1.6 million for the third quarter of fiscal 2012, compared with an operating loss of $8.1 million for the prior year quarter. The change was primarily due to higher gross margins in our business, lower selling and administrative expenses, and a decrease of $3.2 million of restructuring expenses in our fiscal 2012 quarter compared with the prior year quarter. On a year-to-date basis, the segment loss declined $16.2 million compared with the same period in fiscal 2011 primarily due to a decrease of $9.5 million in restructuring expenses as well as the absence of $0.9 million transitional charges mainly related to our ERP systems implementation.
International
Our International segment operating loss in the third quarter of fiscal 2012 decreased by $0.2 million compared with the prior year quarter. The decreased loss was primarily due to decreases in selling and administrative expenses as well as a decrease of $0.8 million in restructuring expenses related to our restructuring plans, mostly offset by lower gross margins in our business. On a year-to-date basis, the segment loss declined $3.7 million compared to the same period in prior year, primarily due to decreases in operating expenses as well as a decrease of $2.5 million in restructuring expenses, partially offset by a goodwill impairment charge of $5.6 million during the second quarter of fiscal 2012.

Other Income (Loss), Interest Income and Interest Expense

	Quarter Ended		Three Quarters Ended
(In millions)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Loss on sale of NetBoss assets	$—	$—	$—	$(4.4)
Other expenses	(0.3)	—	(0.6)	(0.5)
Interest income	—	0.2	0.3	0.3
Interest expense	(0.2)	(0.4)	(1.0)	(1.7)
During the first three quarters of fiscal 2011, we incurred $4.4 million of loss on the sale of NetBoss assets. Other expenses consisted primarily of transactional tax assessments related to certain international entities. Interest expense was primarily related to preference dividends on our $8.25 million redeemable preference shares and interest expense associated with our credit facilities, term loan and letters of credit. The $8.25 million preference shares were redeemed at their carrying value on January 30, 2012, funded by a two-year term loan of $8.25 million under our credit facility at a fixed interest rate of 5% per annum.
Income Taxes

	Quarter Ended				Three Quarters Ended
(In millions, except %)	March 30, 2012	April 1, 2011	$ Change	% Change	March 30, 2012	April 1, 2011	$ Change	% Change
Loss from continuing operations before income taxes	$(0.7)	$(10.3)	$9.6	(93.2)%	$(12.6)	$(37.5)	$24.9	(66.4)%
Provision for income taxes	$0.1	$15.2	$(15.1)	(99.3)%	$1.9	$15.0	$(13.1)	(87.3)%
The determination of our provision for income taxes for the third quarter and first three quarters of fiscal 2012 and fiscal 2011 was primarily based on our estimated annual effective tax rate adjusted for losses in separate jurisdictions for which no tax benefit can be recognized. That determination also reflected tax expense and benefit generated in certain foreign jurisdictions. The tax expense for the third quarter and first three quarters of fiscal 2012 was primarily attributable to profitable foreign entities for which we have accrued income taxes. The tax expense for the third quarter and first three quarters of fiscal 2011 was primarily attributable to an increase in the valuation allowance for Singapore deferred tax assets.

Our effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where we cannot recognize tax benefits on current losses.
Loss from Discontinued Operations

	Quarter Ended				Three Quarters Ended
(In millions)	March 30, 2012	April 1, 2011	$ Change	% Change	March 30, 2012	April 1, 2011	$ Change	% Change
Loss from discontinued operations, net of tax	$(2.4)	$(11.4)	$9.0	(78.9)%	$(8.3)	$(18.2)	$9.9	(54.4)%
Our discontinued operations consist of the WiMAX business, which was sold to EION on September 2, 2011. The loss from discontinued operations decreased $9.0 million and $9.9 million, respectively, in the third quarter and first three quarters of fiscal 2012 compared with the prior year periods. The decrease resulted primarily from the absence of large charges for provisions for excess and obsolete inventories and noncancellable purchase commitments which we incurred in fiscal 2011 when we decided to exit the WiMAX business, partially offset by higher WiMAX revenue in the prior year periods.
Liquidity and Capital Resources
Sources of Cash
As of March 30, 2012, our total cash and cash equivalents was $90.5 million. Approximately $27.9 million, or 31% of our total cash and cash equivalents, was held by entities domiciled in the United States. The remaining balance of $62.6 million or 69% was held by entities outside the United States, primarily in Singapore and Nigeria. A portion of the non-U.S. cash and cash equivalents is utilized for working capital and other operating purposes. We are not aware of any local regulatory requirements in these countries that significantly restrict the ability of our operations to repatriate the excess cash generated by our foreign operations. However, there are practical limitations on repatriation of cash to the U.S. from these countries because of the resulting withholding and other taxes.
As of March 30, 2012, our principal sources of liquidity consisted of the $90.5 million in cash and cash equivalents, $19.0 million of available credit under our current $40.0 million credit facility with Silicon Valley Bank, and cash collections from customers. We regularly require letters of credit from some customers who request extended payment terms up to one year or more. These letters of credit are generally discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically our primary sources of liquidity have been cash flows from operations, credit facilities and cash proceeds from sale of our equity securities. During the first three quarters of fiscal 2012, our total cash and cash equivalents decreased by $7.7 million primarily due to capital expenditures of $4.4 million and cash used in operating activities.
Cash used in operating activities was $0.8 million in the first three quarters of fiscal 2012. Since our net loss after non-cash adjustments was only $0.2 million, the cash used in operating activities was primarily due to changes in our operating assets and liabilities, including a decrease in accounts payable of $15.2 million, an increase in unbilled costs of $4.3 million and a decrease in customer advance payments and unearned income of $3.4 million, mostly offset by a decrease in receivables of $23.4 million. A large portion of the decrease in accounts payable was due to lower inventory purchases and timing of payments during the recent period compared with the fourth quarter of fiscal 2011. We also paid $4.8 million in cash during fiscal 2012 for restructuring liabilities related to our restructuring programs. The increase in unbilled costs and decrease in customer advance payments and unearned income were results of changes in timing of our billings to customer on certain projects and related revenue recognition during the period. Our accounts receivable decreased during the first three quarters of fiscal 2012 primarily due to strong cash collections from customers during the period.
We expect to generate cash from operating activities for the remainder of fiscal 2012. We believe that our existing cash and cash equivalents, the available line of credit and future cash collections from customers will be sufficient to meet our working capital requirements for the next 12 months and the foreseeable future.
Available Credit Facility and Repayment of Debt
As of March 30, 2012, we had $19.0 million of credit available under our $40.0 million revolving credit facility with Silicon Valley Bank. The total amount of revolving credit available was $40.0 million less $13.9 million in outstanding short term and long term borrowings and $7.1 million in outstanding standby letters of credit issued under the facility.
In an amendment to the facility effective November 2, 2011, the commitment of $40.0 million under the facility was extended to expire on February 28, 2014 and provides for (1) demand borrowings at the prime rate published in the Wall Street Journal, (2) fixed term Eurodollar loans for up to six months at LIBOR plus a spread of between 2.00% to 2.75% based on the company’s current leverage ratio, (3) a two-year term loan in the amount of $8.25 million at a fixed rate of 5% per annum expiring on January 31, 2014, and (4) the issuance of standby or commercial letters of credit. The term loan drawn on January 30, 2012 is repaid in 24 equal monthly installments of principal plus accrued interest commencing February 29, 2012. The facility contains a minimum liquidity ratio covenant and a minimum profitability covenant and is secured by certain of the company’s assets.
Based on financial covenants included as part of the amended credit facility, we must maintain, as measured at the last day of each fiscal quarter beginning September 30, 2011, (1) no less than a minimum liquidity ratio of 1.50 to 1 (defined as the ratio of total domestic unrestricted cash and cash equivalents plus short-term and long-term marketable securities plus the lesser of 25% of eligible accounts receivable or $12.5 million to total obligations outstanding with the bank) and (2) minimum consolidated EBITDA measured for each fiscal quarter. As of March 30, 2012, we were in compliance with these financial covenants.
Redemption of Redeemable Preference Shares
On June 30, 2011, we entered into an agreement with Harris Corporation for the early redemption of the preference shares issued by our Singapore subsidiary and held by Harris and another stockholder. The shares were redeemed on January 30, 2012, the fifth anniversary of their issuance, at their total face value of $8.25 million, with the proceeds of a two-year long-term loan under the terms of an amendment to our credit facility with Silicon Valley Bank, as discussed above.
Restructuring and Payments
We have a liability for restructuring activities totaling $1.6 million as of March 30, 2012, $0.9 million of which is classified as current liability and expected to be paid out in cash over the next year. Additionally, during the remainder of fiscal 2012, we expect to incur approximately $1.6 million of additional charges from our restructuring activities. We expect to fund these future payments with available cash and cash flow provided by operations.
Commercial Commitments and Contractual Obligations
The amounts disclosed in our Fiscal 2011 Form 10-K include our commercial commitments and contractual obligations. During the three quarters ended March 30, 2012, other than the redemption of our $8.25 million preference shares and funded with an $8.25 million two-year term loan in January 2012, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2011 Form 10-K.
Critical Accounting Estimates
For information about our critical accounting estimates, see the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2011 Form 10-K.
Impact of Recently Issued Accounting Pronouncements
As described in “Note 1. Basis of Presentation — Recently Issued Accounting Standards” in the Notes to Condensed Consolidated Financial Statements, there are accounting pronouncements that have recently been issued but have not yet been implemented by us. Note 1 describes the potential impact that these pronouncements are expected to have on our financial position, results of operations and cash flows.

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
We use foreign exchange forward contracts to hedge forecasted foreign currency transactions relating to forecasted sales and purchase transactions. These derivatives are designated as cash flow hedges and are carried at fair value. The effective portion of the gain or loss is initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, is subsequently reclassified into the income or expense line item to which the hedged transaction relates. We also enter into foreign exchange forward contracts to mitigate the change in fair value of specific non-functional currency assets and liabilities on the balance sheet. All balance sheet hedges are marked to market through earnings every period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities.
As of March 30, 2012, we had 45 foreign currency forward contracts outstanding with a total net notional amount of $14.2 million consisting of 13 different currencies. The following is a summary of the net notional amount of our outstanding contracts grouped by the underlying foreign currency as of March 30, 2012:

Currency	Contract Net Amount (Local Currency)	Net Notional Contract Amount (USD)
	(In millions)
Australian dollar	1.3	$1.4
Euro	8.5	$11.1
Philippine peso	(222.0)	(5.2)
Polish zloty	15.0	4.5
Thailand baht	41.9	1.4
Republic of South Africa rand	18.7	2.4
Other currencies	N/A	(1.4)
Total of all currency forward contracts		$14.2
A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of March 30, 2012 would have an impact of approximately $2.9 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term debt borrowings.
Exposure on Cash and Cash Equivalents
We had $90.5 million in total cash and cash equivalents as of March 30, 2012. Cash equivalents totaled $51.3 million as of March 30, 2012. Cash equivalents have been recorded at fair value on our balance sheet.
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
The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents held as of March 30, 2012 was four days, and these investments had an average yield of 0.25% per annum. A 10% change in interest rates on our cash and cash equivalents is not expected to have a material impact on our financial position, results of operations or cash flows.
Exposure on Borrowings
During the first three quarters of fiscal 2012, we had $6.0 million of short-term borrowings outstanding under our $40.0 million revolving credit facility that incurred interest at the prime rate. We also recorded interest on our $8.25 million long-term borrowing drawn on January 30, 2012 at the fixed rate of 5% per annum. During the first three quarters of fiscal 2012, our weighted average interest rate was 3.66% and we recorded total interest expense of $0.2 million on these borrowings.
A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations or cash flows since interest on our borrowings is not material to our overall financial position.

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
Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2012.
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
Descriptions of our legal proceedings are incorporated by reference from Part I, Item 1, Financial Statements — Notes to Condensed Consolidated Financial Statements — “Note 16. Legal Proceedings” in response to this item.

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

101*
The following materials from Aviat Network Inc.’s Quarterly Report on Form 10-Q for the quarter ended
March 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: May 8, 2012

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

101*
The following materials from Aviat Network Inc.’s Quarterly Report on Form 10-Q for the quarter ended
March 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
XBRL information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.