Form 10-K
period 2012-06-29
AVIAT NETWORKS, INC.
filed 2012-09-04
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33278
______________________________
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
Securities registered pursuant to Section 12(g) of the Act: None
¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s Common Stock held by non-affiliates was approximately $82,515,000 based upon the closing price per share on the NASDAQ Global Market. For purposes of this calculation, the registrant has assumed that its directors and executive officers as of December 30, 2011 are affiliates.
The number of shares outstanding of the registrant’s Common Stock as of August 15, 2012 was 61,274,740 shares.
_________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on or about November 13, 2012, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended June 29, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AVIAT NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 29, 2012

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
These forward-looking statements are based on estimates reflecting the current beliefs of the senior management of Aviat Networks. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include the following:

•	continued price erosion as a result of increased competition in the microwave transmission industry;

•	the impact of the customer, product and geographic mix of our product orders;

•	the volume and timing of product orders and the timing of completion of our product deliveries and installations;

•
our suppliers’ inability to perform and deliver on time as a result of their financial condition, component shortages or other supply chain constraints, such as the recent natural disasters in Japan and Thailand;

•	our ability to meet projected new product development dates or anticipated cost reductions of new products;

•	continued weakness in the global economy affecting customer spending;

•	customer acceptance of new products;

•	the ability of our subcontractors to timely perform;

•	retention of our key personnel;

•	our ability to manage and maintain key customer relationships;

•	uncertain economic conditions in the telecommunications sector combined with operator and supplier consolidation;

•	the timing of our receipt of payment for products or services from our customers;

•	our failure to protect our intellectual property rights or defend against intellectual property infringement claims by others;

•	the effects of currency and interest rate risks;

•	the impact of political turmoil in countries where we have significant business; and

•	the timing and size of future restructuring plans and write-offs.
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

PART I

Item 1. Business
Aviat Networks, Inc., together with its subsidiaries, is a global supplier of microwave networking solutions, backed by an extensive suite of professional services and support. Aviat Networks, Inc. may be referred to as the “Company,” “AVNW,” “Aviat Networks,” “we,” “us” and “our” in this Annual Report on Form 10-K.
We were incorporated in Delaware in 2006 to combine the businesses of Harris Corporation’s Microwave Communications Division (“MCD”) and Stratex Networks, Inc. (“Stratex”). On January 28, 2010, we changed our corporate name from Harris Stratex Networks, Inc. to Aviat Networks, Inc.
Our principal executive offices are located at 5200 Great America Parkway, Santa Clara, CA 95054, and our telephone number is (408) 567-7000. Our common stock is listed on the NASDAQ Global Market under the symbol AVNW. As of June 29, 2012, we employed approximately 980 people, compared with approximately 1,000 people as of July 1, 2011.
Overview and Description of the Business
We design, manufacture and sell a range of wireless networking products, solutions and services to mobile and fixed operators, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast network operators around the world. We sell products and services directly to our customers and also use agents and distributors.
Our products include point-to-point (PTP) digital microwave transmission systems designed for first/last mile access, middle mile/backhaul, and long distance trunking applications. We also provide network management solutions to enable our customers to deploy, monitor and manage our systems, third party equipment such as antennas, routers, multiplexers, etc, necessary to build and deploy a complete wireless network, and a full suite of turnkey support services.
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
Revenue from our North America and international regions represented approximately 37% and 63%, respectively, of our revenue in fiscal 2012, 35% and 65%, respectively, of our revenue in fiscal 2011, and 38% and 62%, respectively, of our revenue in fiscal 2010. Information about our revenue attributable to our geographic regions are set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 11 of the accompanying consolidated financial statements in this Annual Report on Form 10-K.
Market Overview
Wireless transmission networks currently are constructed using microwave radios and other equipment to interconnect cell sites, switching systems, wireline transmission systems and other fixed access facilities. Wireless transmission networks range in size from a single transmission link connecting two buildings to complex networks consisting of thousands of wireless links. The architecture of a network is influenced by several factors, including the available radio frequency spectrum, coordination of frequencies with existing infrastructure, application requirements, environmental factors and local geography.
In recent years, there has been an increase in capital spending in the wireless telecommunications industry. In addition, the overall demand for high-speed wireless transmission products has been growing at a higher rate than the wireless industry as a whole. We believe that this growth in capital spending and demand is directly related to a growing global subscriber base for mobile wireless communications services, emergence of new high capacity mobile devices and data-intensive applications and need for new services delivered from next-generation networks capable of delivering broadband services. We see a variety of factors that drive demand for infrastructure investment and especially in microwave backhaul:

•
Expanding mobile coverage. Mobile operators around the world are continually being challenged to meet the needs of a growing mobile subscriber base flooded by the tremendous growth of broadband applications and devices. They are installing more cell sites to expand geographic coverage and to fill in spots where user coverage is insufficient.

•	Upgrading mobile backhaul. Many mobile operators are modernizing their mobile radio access networks (RANs)

with either 3G (HSPA) or 4G (HSPA+ and LTE) technologies. Mobile backhaul networks will also be upgraded with the RAN moving from T1/E1 copper to fiber or microwave to deliver higher user bandwidth.

•
Increasing backhaul capacity: With RAN upgrades, operators are increasing cell site backhaul capacity from a typical 8 Mbps (4 E1/T1) at an edge site to over 40 Mbps. At hubs or aggregation sites, where traffic from multiple edge sites is combined, backhaul capacity may need to be as high as 2 Gbps.

•
Deploying small cells backhaul. More and more mobile operators are experiencing a capacity crunch. Outdoor small cells are gaining momentum as one of the best ways to remedy this issue. Industry analysts forecast the main deployment of small cells will start in 2014-2015, and that microwave will be one of the preferred solutions for small cells backhaul to be widely used by mobile operators.

•	Meeting government requirements. In some countries, governments require that service providers deploy 4G in underserved, rural areas as a condition of obtaining an LTE spectrum license.

•
Using microwave in other vertical markets. In addition to mobile backhaul, we see increasing demand for microwave technology in other vertical markets, such as utility, public safety, financial institution and broadcast, etc.

◦	Many utility companies around the world are actively investing in Smart Grid solutions and energy demand management, which drive the need for network modernization and increased capacity of networks.

◦
In the public safety vertical market, whether it is for improving border patrol or emergency services for local or state police, access to timely information or enhanced communications is critical. Mobile video and access to centralized data servers at the scene of an incident requires a high bandwidth network. Such demands drive the need for new generation microwave radios with high reliability, high performance, maximum system redundancy and strong security.

◦
New opportunities have emerged in some other niche markets in non-mobile sectors as well, such as the low latency application for high frequency trading in financial industry, for which demand has been growing at a higher rate than the wireless industry, as a whole. With lower latency and shorter line of sight distance between transmission sites than fiber, microwave technology has been selected over fiber by more and more financial institutions for such applications. There is also the broadcast market, where terrestrial TV broadcasting is progressively going digital on a global basis and has presented new opportunities for microwave vendors.

These factors are combining to create a range of opportunities for continued investment in backhaul and transport networks favoring microwave technology. As we focus on our execution of the future generations of our technology, our goal is to make wireless a viable choice for an ever broadening range of network types.
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
We look to retain our position as a wireless transmission technology leader with Eclipse Packet Node by ensuring our capabilities anticipate the evolving needs of our customers and the corresponding network technology use. The future roadmap for Eclipse evolves the platform toward a full convergence solution with embedded capabilities enabling a migration path to an all IP network. We believe that the Eclipse solution for evolution to IP is the lowest risk, lowest cost, and most flexible solution available because it builds incrementally on the customer's existing investment, delivering a smooth “hybrid” to full IP migration path for customers globally. The IP evolution capabilities are specifically enabled by the modular additions. This incremental plug-in approach allows operators to move toward an all IP based system at their own pace without the risk, downtime or expense associated with a complete replacement or the forced migration to another platform.
Our strategy includes partnering with companies with technical expertise in areas outside of our core competencies to meet our customers' demand for an end-to-end solution. Our partner product strategy enables us to go beyond wireless transmission to combat the vendor consolidation trend whereby customers are “buying more from fewer vendors” and in doing so providing expanding market share opportunity. A comprehensive solutions portfolio comprised of our wireless product and intelligent partner products can allow us to compete with vendors that offer turnkey solution portfolios and serve to focus our R&D efforts on core competency wireless innovations. Having a broader portfolio will enable us to further differentiate our offerings from other independent microwave equipment suppliers.
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
Products and Solutions
We offer a comprehensive product and solutions portfolio that meets the needs of service providers and network operators in every region of the world and addresses a broad range of applications, frequencies, capacities and network topologies. Our product categories include point-to-point microwave radios that are licensed (subject to local frequency regulatory requirements), lightly-licensed and license-exempt (operating in license-exempt frequencies), and element and network management software. In addition, we provide end-to-end turnkey broadband telecommunications systems, including complete design, deployment, maintenance, and managed network services, while being an attentive and adaptable partner for our customers — a key competitive differentiator for us.

•
Broad product and solution portfolio. We offer a comprehensive suite of wireless transmission networking systems for microwave and millimeter-wave networking applications. Our solution consists of tailored offerings of our own wireless products and our own integrated ancillary equipment or that of other manufacturers and providers of element and network management systems and professional services. These solutions address a wide range of transmission frequencies, ranging from 2.4 MHz to 90 GHz, and a wide range of transmission capacities, ranging up to 4 gigabits per second. The major product families included in these solutions are Eclipse, Aviat WTM 3000, Aviat WTM 6000 and ProVision, our network management software.

•
Low total cost of ownership. Our wireless-based solutions offer a relatively low total cost of ownership, including savings on the combined costs of initial acquisition, installation and ongoing operation and maintenance. Our latest generation system designs reduce rack space requirements, require less power, are software-configurable to reduce spare parts requirements, and are simple to install, operate, upgrade and maintain. Our advanced wireless features can also enable operators to save on related costs, including spectrum fees and tower rental fees.

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

•
Flexible, easily configurable products. We use flexible architectures with a high level of software configurable features. This design approach produces high-performance products with reusable components while at the same time allowing for a manufacturing strategy with a high degree of flexibility, improved cost and reduced time-to-market. The software features of our products offer our customers a greater degree of flexibility in installing, operating and maintaining their networks.

•
Comprehensive network management. We offer a range of flexible network management solutions, from element management to enterprise-wide network management and service assurance that we can optimize to work with our wireless systems.

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

Business Operations
Sales and Service
We believe that a direct and continuing relationship with service providers is a competitive advantage in attracting new customers and satisfying existing ones. As a result, we offer our products and services through our own direct sales, service and support organization, which allows us to closely monitor the needs of our customers. We have offices in Canada and the United States in North America; Brazil, Argentina and Mexico in Central and South America; Slovenia, Poland, France, Austria, Amsterdam and the United Kingdom in Europe; Nigeria, Kenya, Ivory Coast, Algeria and South Africa in Africa; the United Arab Emirates, Saudi Arabia and Lebanon in the Middle East; and Australia, Bangladesh, India, New Zealand, Indonesia, China, Malaysia, the Philippines, Singapore and Thailand in the Asia Pacific region. Our local offices provide us with a better understanding of our customers’ needs and enable us to respond to local issues and unique local requirements.

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
We have repair and service centers in India, Nigeria, Ghana, Brazil, Mexico, the Philippines, the United Kingdom and the United States. Our international headquarters in Singapore provides sales and customer support for the Asia Pacific region from this facility. We have customer service and support personnel who provide customers with training, installation, technical support, maintenance and other services on systems under contract. We install and maintain customer equipment directly in some cases and contract with third-party service providers in other cases, depending on the equipment being installed and customer requirements.
The specific terms and conditions of our product warranties vary depending upon the product sold and country in which we do business. On direct sales, warranty periods generally start on the delivery date and continue for one to two years.
Manufacturing
Our global manufacturing strategy is an entirely outsourced manufacturing model using multiple contract manufacturers in both the United States and Asia locations.  Our strategy is to use a select number of contract manufacturers for all products.  We continue to perform our system integration and customer acceptance and testing in an Aviat facility co-located with one of our contract manufacturers in the United States.
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
Backlog
Our backlog by geographic region is as follows:

	June 29, 2012	July 1, 2011
	(In millions)
North America	$93.9	$98.5
International	114.6	120.5
Total backlog	$208.5	$219.0
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
We expect to substantially fill the entire backlog as of June 29, 2012 during fiscal 2013, but we cannot be assured that this will occur. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix and the possibility of changes in delivery schedules and additions or cancellations of orders. The backlog figures exclude advance payments and unearned income amounts. As of June 29, 2012, no customers accounted for 10% or more of our total backlog.
Customers
Principal customers for our products and services include domestic and international wireless/mobile service providers, OEMs, and private network users such as public safety agencies, government institutions, and utility, pipeline, railroad and other industrial enterprises that operate wireless networks.
During fiscal 2012, the Mobile Telephone Networks Group, or MTN Group, in Africa accounted for 17% of our total revenue compared with 14% in fiscal 2011 and 17% in fiscal 2010. We have entered into separate and distinct contracts with MTN Group as well as separate arrangements with MTN Group subsidiaries. None of such other contracts on an individual basis are material to our operations. The loss of all MTN Group business could adversely affect our results of operations, cash flows and financial position.
Although we have a large customer base, during any given fiscal year or quarter a small number of customers may account for a significant portion of our revenue. In certain circumstances, we sell our products to service providers through OEMs, which provide the service providers with access to financing and in some instances, protection from fluctuations in international currency exchange rates.
International Business
The following tables present measures of our revenue in international markets as a percentage of total revenue and international revenue:

Description	Percentage of Total Revenue
Revenue from U.S. exports or manufactured abroad:
Fiscal 2012	64%
Fiscal 2011	67%
Fiscal 2010	67%

Description	Percentage of Non U.S. Revenue
Revenue from U.S. exports:
Fiscal 2012	1%
Fiscal 2011	5%
Fiscal 2010	7%

Description	Percentage of Total Revenue
Revenue from operations conducted in local international currencies:
Fiscal 2012	21%
Fiscal 2011	18%
Fiscal 2010	16%

Description	Percentage of Total Revenue
Revenue from non-U.S. countries representing more than 5% of total revenue:
Fiscal 2012 Nigeria	21%
Fiscal 2012 France	6%
Fiscal 2011 Nigeria	17%
Fiscal 2010 Nigeria	18%
Fiscal 2010 Saudi Arabia	7%

The functional currency of our subsidiaries located in the United Kingdom, Singapore, Mexico, Algeria and New Zealand is the U.S. dollar so the effect of foreign currency changes have not had a significant effect on our revenue from those countries. Direct export sales, as well as sales from international subsidiaries, are primarily denominated in U.S. dollars. International operations represented 38% and 43% of our long-lived assets as of June 29, 2012 and as of July 1, 2011.
We conduct international marketing activities through subsidiaries operating in Europe, Central and South America, Africa and Asia. We also have established marketing organizations and several regional sales offices in these same geographic areas.
We use indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment internationally. These independent representatives may buy for resale or, in some cases, solicit orders from commercial or governmental customers for direct sales by us. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be above or below our list prices. These independent representatives generally receive a discount from our list prices and are free to set the final sales prices paid by the customer.

A significant portion of our exports are paid from letters of credit issued to us, with the balance carried on an open account. In addition, significant international government contracts generally require us to provide performance guarantees. We have not historically had to pay out on the performance guarantees.
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
Competition
The wireless access, backhaul and interconnection business is a specialized segment of the wireless telecommunications industry that is sensitive to technological advancements and is extremely competitive. Some of our competitors have more extensive engineering, manufacturing and marketing capabilities and greater financial, technical and personnel resources than us. Many of our competitors may have greater name recognition, broader product lines (some including non-wireless telecommunications equipment and managed services), a larger installed base of products and longer-standing customer relationships. In addition, some competitors offer seller financing which is a competitive advantage in the current economic environment.
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
Our principal microwave competitors include large mobile infrastructure manufacturers such as Alcatel-Lucent, Ericsson, NEC, Huawei and ZTE , as well as a number of other smaller public and private microwave specialists companies such as Ceragon, DragonWave, SAIE and Exalt. Some of our competitors are OEMs or systems integrators through which we sometimes distribute and sell products and services to end users.
We concentrate on market opportunities that we believe are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors are cost-effectiveness, product quality and reliability, technological capabilities, service, ability to meet delivery schedules and the effectiveness of dealers in international areas. We believe that the combination of our network and systems engineering support and service, global reach, technological innovation, agility and close collaborative relationships with our customers, are the key competitive strengths for us. However, customers may still make decisions based primarily on factors such as price, financing terms and/or past or existing relationships, where it may be difficult for us to compete effectively or profitably.
Research, Development and Engineering
We believe that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements is essential to our success. Accordingly, we allocate, and intend to continue to allocate, a significant portion of our resources to research and development efforts in two major product areas: backhaul solutions and network management systems. In addition, we are investing in key innovation that will help separate these products from the competition. The majority of such research and development resources will be used for point-to-point digital microwave radio systems for access, backhaul, trunking and license-exempt applications.
Our research, development and engineering expenditures totaled $36.0 million, or 8.1% of revenue in fiscal 2012, $40.5 million, or 9.0% of revenue in fiscal 2011, and $31.1 million, or 6.7% of revenue in fiscal 2010.
Research, development and engineering are primarily directed to the development of new products and to building technological capability. We are an industry innovator and intend to continue to focus significant resources on product development in an effort to maintain our competitiveness and support our entry into new markets. We maintain development programs intended to result in new products, such as additions to our WTM3000 and Eclipse product platforms.
Our product development team numbered 224 as of June 29, 2012, located in Santa Clara, California; Wellington, New Zealand; Singapore and Ljubljana, Slovenia.

Raw Materials and Supplies
Because of the range of our products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources for the wide array of raw materials needed for our operations and for our products, such as electronic components, printed circuit boards, metals and plastics. We are dependent upon suppliers and subcontractors for a large number of components and subsystems and upon the ability of our suppliers and subcontractors to adhere to customer or regulatory materials restrictions and meet performance and quality specifications and delivery schedules.
Our strategy for procuring raw material and supplies includes dual sourcing on strategic assemblies and components. In general, we believe this reduces our risk with regard to the potential financial difficulties in our supply base. In some instances, we are dependent upon one or a few sources, either because of the specialized nature of a particular item or because of local content preference requirements pursuant to which we operate on a given project. Examples of sole or limited source categories include metal fabrications and castings, for which we own the tooling and therefore limit our supplier relationships, and MMICs (a type of integrated circuit used in manufacturing microwave radios), which we procure at volume discount from a single source. Our supply chain plan includes mitigation plans for alternative manufacturing sources and identified alternate suppliers.
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
Looking ahead, we anticipate standard lead times for our raw materials and supplies.
Patents and Other Intellectual Property
We consider our patents and other intellectual property rights, in the aggregate, to constitute an important asset. We own a portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property. We also license intellectual property to and from third parties. As of August 15, 2012, we held 119 U.S. patents and 114 international patents and had 58 U.S. patent applications pending and 87 international patent applications pending. We do not consider our business to be materially dependent upon any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. From time to time, we might engage in litigation to enforce our patents and other intellectual property or defend against claims of alleged infringement. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. Numerous trademarks used on or in connection with our products are also considered to be valuable assets.
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
Environmental and Other Regulations
Our facilities and operations, in common with those of our industry in general, are subject to numerous domestic and international laws and regulations designed to protect the environment, particularly with regard to wastes and emissions. We believe that we have complied with these requirements and that such compliance has not had a material adverse effect on our results of operations, financial condition or cash flows. Based upon currently available information, we do not expect expenditures to protect the environment and to comply with current environmental laws and regulations over the next several years to have a material impact on our competitive or financial position, but can give no assurance that such expenditures will not exceed current expectations. From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, which is commonly known as the Superfund Act and equivalent laws. Such notices may assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We are not presently aware of any such liability that could be material to our business, financial condition or operating results, but due to the nature of our business and environmental risks, we cannot provide assurance that any such material liability will not arise in the future.
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
Employees
As of June 29, 2012 we employed approximately 980 people, compared with 1,000 as of the end of fiscal year 2011 and 1,380 as of the end of fiscal 2010. Approximately 455 of our employees are located in the U.S. We also utilized approximately 76 independent contractors as of June 29, 2012. None of our employees in the U.S. are represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our relations with our employees are good.
Executive Officers of the Registrant
The name, age, position held with us, and principal occupation and employment during at least the past 5 years for each of our executive officers as of September 4, 2012, are as follows:

Name and Age	Position Currently Held and Past Business Experience
Michael A. Pangia, 51
Mr. Pangia has been our President and Chief Executive Officer and a member of the Board since July 18, 2011. From March 2009 to July 2011, he served as our Chief Sales Officer responsible for company-wide operations of the global sales and services organization. Prior to joining Aviat Networks, from 2008 to 2009, Mr. Pangia served as Senior Vice President, global sales operations and strategy at Nortel, where he was responsible for all operational aspects of the global sales function. From 2006 to 2008, he was President of Nortel’s Asia region where his key responsibilities included sales and overall business management for all countries where Nortel did business in the region.

Edward J. ("Ned") Hayes, 57
Mr. Hayes joined Aviat Networks in October 2011 and serves as our Senior Vice President and Chief Financial Officer responsible for the finance and IT organizations. Prior to joining Aviat Networks, from 2006 through October 2011, Mr. Hayes was the Chief Financial Officer at Pillar Data Systems, Inc., an enterprise data storage company, which was acquired by Oracle Corporation. Before joining Pillar Data, he served as Executive Vice President and Chief Financial Officer of Quantum Corporation, a data storage company. Mr. Hayes currently serves as a senior advisor to the CEO of Super Micro Computer, Inc., where he previously served as an independent director and Chair of the Audit Committee. He also currently served as an independent director and non-executive Chairman of the Board of Alaska Communications Systems, a provider of high-speed wireless, mobile broadband, internet, local, long-distance and advanced broadband solutions for businesses and consumers in Alaska.

Paul A. Kennard, 61
Mr. Kennard joined our company as Chief Technology Officer in January 2007 when Harris Corporation’s Microwave Communications Division (“MCD”) and Stratex Networks, Inc. merged. In 1996 he joined Stratex Networks as Vice President, Engineering.

Meena L. Elliott, 49
Ms. Elliott was appointed Senior Vice President, General Counsel and Secretary on September 1, 2011. Since July 2009, she has served as Vice President, General Counsel and Secretary. She joined our company as Associate General Counsel and Assistant Secretary in January 2007 when Harris MCD and Stratex Networks merged. Ms. Elliott joined Harris Corporation’s MCD as Division Counsel in March 2006. Prior to joining MCD, she was Chief Counsel at the Department of Commerce from 2002 to 2006.

Heinz H. Stumpe, 57
Mr. Stumpe was appointed Chief Sales Officer on June 25, 2012. Before his appointment as Chief Sales Officer, Mr. Stumpe was our Senior Vice President and Chief Operating Officer since June 30, 2008. Previously, he was Vice President, Global Operations for Aviat Networks and Stratex Networks. He joined Stratex Networks as Director, Marketing in 1996. He was promoted to Vice President, Global Accounts in 1999, Vice President, Strategic Accounts in 2002 and Vice President, Global Operations in April 2006.

Shaun McFall, 52
Mr. McFall has been our Chief Marketing Officer since July 2008. Previously, from 2000 to 2008, he served as Vice President, Marketing for Aviat Networks and Stratex Networks. He has been with us since 1989.

There is no family relationship between any of our executive officers or directors, and there are no arrangements or understandings between any of our executive officers or directors and any other person pursuant to which any of them was appointed or elected as an officer or director, other than arrangements or understandings with our directors.
Web site Access to Aviat Networks’ Reports; Available Information
General. We maintain an Internet Web site at http://www.aviatnetworks.com. Our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our Web site as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Our website and the information posted thereon are not incorporated into this Annual Report on Form 10-K or any current or other periodic report that we file or furnish to the SEC.
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
Additional information relating to our business and operations, is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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
The market for our products is characterized by rapid technological change, evolving industry standards and frequent new product introductions. Our future success will depend, in part, on continuous, timely development and introduction of new products and enhancements that address evolving market requirements and are attractive to customers. If we fail to develop or introduce on a timely basis new products or product enhancements or features that achieve market acceptance, our business may suffer. Another factor impacting our future success is the growth in the customer demand of our new products. Rapidly changing technology, frequent new products introductions and enhancements, short product life cycles and changes in customer requirements characterize the markets for our products. We believe that successful new product introductions provide a significant competitive advantage because of the significant resources committed by customers in adopting new products and their reluctance to change products after these resources have been expended. We have spent, and expect to continue to spend, significant resources on internal research and development to support our effort to develop and introduce new products and enhancements.
As we transition to new product platforms, we may face significant risk that the development of our new products may not be accepted by our current customers. To the extent that we fail to introduce new and innovative products that are adopted by customers, we could fail to obtain an adequate return on these investments and could lose market share to our competitors, which could be difficult or impossible to regain. Similarly we may face decreased revenue, gross margins and profitability due to a rapid decline in sales of current products as customers hold spending to focus purchases on new product platforms. We could incur significant costs in completing the transition, including costs of inventory writedowns of the current product as customers transition to new product platforms. In addition, products or technologies developed by others may render our products noncompetitive or obsolete and result in significant reduction in orders from our customers and the loss of existing and prospective customers.
We have not been profitable and must increase our revenues and reduce costs if we hope to achieve sustainable profitability.
As measured under U.S. generally accepted accounting principles (“U.S. GAAP”), we have incurred a net loss in each of the last 6 fiscal years. We incurred net losses of $24.1 million in fiscal 2012, $90.5 million in fiscal 2011 and $130.2 million in fiscal 2010 and have been unprofitable since we became a public company in January 2007. We also have consistently reported losses from operations, although we have generated cash from operations in fiscal 2012, 2010 and 2009.
Throughout fiscal 2012 we experienced strong price competition for new business in all regions while major customer consolidations also put pressure on revenue and gross margin. We saw pricing pressures in all markets, particularly in international markets where we compete for the business of large, carrier customers. In all markets, telecommunication operating companies consolidated through mergers or acquisitions, leading to fewer, but larger customers. In order to counter pricing pressures, we invested heavily in product improvements to reduce unit costs and enhance product features, exited manufacturing facilities and shifted production to contract manufacturers, and worked with our vendors to attain more favorable pricing. If we are unable to reduce product unit costs associated with enhanced product features, including payments to contract manufacturers and other suppliers, we may not achieve profitability.
We cannot be certain that these actions or others that we may take in the future will result in operating profitability or net income as determined under U.S. GAAP.
We face strong competition for maintaining and improving our position in the market, which can adversely affect our revenue growth and operating results.

The wireless access, interconnection and backhaul business is a specialized segment of the wireless telecommunications industry and is extremely competitive. We expect competition in this segment to increase. Some of our competitors have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical and personnel resources than we have. In addition, some of our competitors have greater name recognition, broader product lines, a larger installed base of products and longer-standing customer relationships. Our competitors include established companies, such as Alcatel-Lucent, Eltek ASA, Ericsson, NEC, Huawei and ZTE, as well as a number of other public and private companies such as Ceragon, DragonWave, SAIE and Exalt. Some of our competitors are OEMs or systems integrators through whom we market and sell our products, which means our business success may depend on these competitors to some extent. One or more of our largest customers could internally develop the capability to manufacture products similar to those manufactured or outsourced by us and, as a result, the demand for our products and services may decrease.
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
Currently, we are experiencing, and are likely to continue to experience, declining sales prices. This price pressure is likely to result in downward pricing pressure on our products and services. As a result, we are likely to experience declining average sales prices for our products. Our future profitability will depend upon our ability to improve manufacturing efficiencies, reduce costs of materials used in our products, and to continue to introduce new lower-cost products and product enhancements. If we are unable to respond to increased price competition, our business, financial condition and results of operations will be harmed. Because customers frequently negotiate supply arrangements far in advance of delivery dates, we may be required to commit to price reductions for our products before we are aware of how, or if, cost reductions can be obtained. As a result, current or future price reduction commitments and any inability on our part to respond to increased price competition, could harm our business, financial condition and results of operations.
The effects of the global financial and economic downturn may have significant effects on our customers and suppliers that would result in material adverse effects on our business, operating results, financial condition and stock price.
The effects of the global financial and economic downturn include, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economy has entered into or may enter into a further prolonged recessionary period.
This financial downturn has adversely affected and may continue to materially adversely affect our customers’ access to capital and/or willingness to spend capital on our products, and/or their levels of cash liquidity and/or their ability and/or willingness to pay for products that they will order or have already ordered from us, or result in their ceasing operations. Further, we have experienced an increasing number of our customers, principally in emerging markets, requesting longer payment terms, lease or vendor financing arrangements, longer terms for the letters of credit securing purchases of our products and services, which could potentially negatively impact our orders, revenue conversion cycle, and cash flows.
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
In addition, the financial crisis may materially adversely affect our suppliers’ access to capital and liquidity with which to maintain their inventories, production levels, and/or product quality, could cause them to raise prices or lower production levels, or result in their ceasing operations. Further, with respect to the credit facility discussed under “Liquidity, Capital Resources and Financial Strategies” in Item 7 of this Annual Report on form 10-K, if the global financial crisis adversely affects Silicon Valley Bank, our ability to access the funds available under the credit facility could be materially adversely affected.
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
During fiscal 2012, 2011 and 2010, we recorded charges to reduce the carrying value of our inventory to the lower of cost or market totaling $3.4 million , $14.5 million and $29.6 million, respectively. Such charges equaled 0.8%, 3.2%, and 6.4% of our revenue in fiscal 2012, 2011 and 2010, respectively. These charges were primarily due to excess and obsolete inventory resulting from product transitioning and discontinuance.
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

We expect that our product sales cycle, which results in our products being designed into our customers’ networks, could take 12 to 24 months. A number of factors can contribute to the length of the sales cycle, including technical evaluations of our products and the design process required to integrate our products into our customers’ networks. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer payments. As a result, in the event that a sale is not completed or is canceled or delayed, we may have incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results. Furthermore, because of our lengthy sales cycle, our receipt of revenue from our selling efforts may be substantially delayed, our ability to forecast our future revenue may be more limited and our revenue may fluctuate significantly from quarter to quarter.
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
We outsource all of our manufacturing and a substantial portion of our repair service operations to independent contract manufacturers and other third parties. Our contract manufacturers typically manufacture our products based on rolling forecasts of our product needs that we provide to them on a regular basis. The contract manufacturers are responsible for procuring components necessary to build our products based on our rolling forecasts, building and assembling the products, testing the products in accordance with our specifications and then shipping the products to us. We configure the products to our customer requirements, conduct final testing and then ship the products to our customers. Although we currently partner with multiple major contract manufacturers, there can be no assurance that we will not encounter problems as we become increasingly dependent on contract manufacturers to provide these manufacturing services or that we will be able to replace a contract manufacturer that is not able to meet our demand.
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
A substantial portion of our sales are to customers in the telecommunications industry. These customers may require their suppliers to provide extended payment terms, direct loans or other forms of financial support as a condition to obtaining commercial contracts. We expect that we may provide or commit to financing where appropriate for our business. Our ability to arrange or provide financing for our customers will depend on a number of factors, including our credit rating, our level of available credit and our ability to sell off commitments on acceptable terms. In addition, if local currencies cannot be hedged, we have an inherent exposure in our ability to convert monies at favorable rates or to U.S. dollars. More generally, we expect to routinely enter into long-term contracts involving significant amounts to be paid by our customers over time. Pursuant to these contracts, we may deliver products and services representing an important portion of the contract price before receiving any significant payment from the customer. As a result of the financing that may be provided to customers and our commercial risk exposure under long-term contracts, our business could be adversely affected if the financial condition of our customers erodes. Over the past few years, certain of our customers have filed with the courts seeking protection under the bankruptcy or reorganization laws of the applicable jurisdiction, or have experienced financial difficulties. As a result of the more challenging economic environment, we have seen an increase in the number of our customers experiencing such difficulties since 2008, and we expect that trend to continue if the global economy deteriorates further in 2013. That trend may be exacerbated in many emerging markets, where our customers are being affected not only by recession, but by deteriorating local currencies and a lack of credit. Upon the financial failure of a customer, we may experience losses on credit extended and loans made to such customer, losses relating to our commercial risk exposure and the loss of the customer’s ongoing business. If customers fail to meet their obligations to us, we may experience reduced cash flows and losses in excess of reserves, which could materially adversely impact our results of operations and financial position.
Our customers may not pay for products and services in a timely manner, or at all, which would decrease our cash flows and adversely affect our working capital.
Our business requires extensive credit risk management that may not be adequate to protect against customer nonpayment. A risk of non-payment by customers is a significant focus of our business. We expect a significant amount of future revenue to come from international customers, many of whom will be startup telecom operators in developing countries. We do not generally expect to obtain collateral for sales, although we require letters of credit or credit insurance as appropriate for international customers. For information regarding the percentage of revenue attributable to certain key customers, see the risks discussed in the factor below titled “Because a significant amount of our revenue may come from a limited number of customers, the termination of any of these customer relationships may adversely affect our business.” Our historical accounts receivable balances have been concentrated in a small number of significant customers. Unexpected adverse events impacting the financial condition of our customers, bank failures or other unfavorable regulatory, economic or political events in the countries in which we do business may impact collections and adversely impact our business, require increased bad debt expense or receivable write-offs and adversely impact our cash flows, financial condition and operating results, which could also result in a breach of our bank covenants.
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
Sales of our products and services historically have been concentrated in a small number of customers. Principal customers for our products and services include domestic and international wireless/mobile service providers, OEMs, as well as private network users such as public safety agencies; government institutions; and utility, pipeline, railroad and other industrial enterprises that operate broadband wireless networks. We had revenue from a single external customer that exceeded 10% of our total revenue during fiscal 2012, 2011 and 2010. Although we have a large customer base, during any given quarter a small number of customers may account for a significant portion of our revenue.
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
Our quarterly operating results may vary significantly for a variety of reasons, many of which are outside our control. These factors could harm our business and include, among others:

•	seasonality in the purchasing habits of our customers;

•	the volume and timing of product orders and the timing of completion of our product deliveries and installations;

•	our ability and the ability of our key suppliers to respond to changes on demand as needed;

•	margin variability;

•	our suppliers’ inability to perform and deliver on time as a result of their financial condition, component shortages or other supply chain constraints;

•	retention of key personnel;

•	our sales cycles can be lengthy;

•	litigation costs and expenses;

•	continued timely rollout of new product functionality and features;

•	increased competition resulting in downward pressures on the price of our products and services;

•	unexpected delays in the schedule for shipments of existing products and new generations of the existing platforms;

•	failure to realize expected cost improvement throughout our supply chain;

•	order cancellations or postponements in product deliveries resulting in delayed revenue recognition;

•	seasonality in the purchasing habits of our customers;

•	restructuring and organization of our operations;

•	war and acts of terrorism;

•	natural disasters;

•	the ability of our customers to obtain financing to enable their purchase of our products;

•	fluctuations in international currency exchange rates;

•	regulatory developments including denial of export and import licenses; and

•	general economic conditions worldwide that affect demand and financing for microwave telecommunications networks;

•	the timing and size of future restructuring plans and write-offs.
Our quarterly results are expected to be difficult to predict and delays in product delivery or closing a sale can cause revenue, margins and net income or loss to fluctuate significantly from anticipated levels. A substantial portion of our contracts are completed in the latter part of a quarter and a significant percentage of these are large orders. Because a significant portion of our cost structure is largely fixed in the short term, revenue shortfalls tend to have a disproportionately negative impact on our profitability and can increase our inventory. The number of large new transactions also increases the risk of fluctuations in our quarterly results because a delay in even a small number of these transactions could cause our quarterly revenues and profitability to fall significantly short of our predictions. In addition, we may increase spending in response to competition or in pursuit of new market opportunities. Accordingly, we cannot provide assurances that we will be able to achieve profitability in the future or that if profitability is attained, that we will be able to sustain profitability, particularly on a quarter-to-quarter basis.
Due to the significant volume of international sales we expect, we may be susceptible to a number of political, economic and geographic risks that could harm our business.
We are highly dependent on sales to customers outside the U.S. In fiscal 2012, 2011 and 2010, our sales to international customers accounted for 64%, 67% and 67%, respectively, of total revenue. Also, significant portions of our international sales are in less developed countries. Our international sales are likely to continue to account for a large percentage of our products and services revenue for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event that adversely affects our business could result in a significant decline in revenue. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.
Some of the risks and challenges of doing business internationally include:

•	unexpected changes in regulatory requirements;

•	fluctuations in international currency exchange rates including its impact on unhedgeable currencies and our forecast variations for hedgeable currencies;

•	imposition of tariffs and other barriers and restrictions;

•	management and operation of an enterprise spread over various countries;

•	the burden of complying with a variety of laws and regulations in various countries;

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
We continue to evaluate our business to determine the potential need to realign our resources as we continue to transform our business in order to achieve desired cost savings in an increasingly competitive market. In prior years, we have undertaken a series of restructuring of our operations involving, among other things and depending on the year, reductions of our workforce, the relocation of our corporate headquarters and the reduction and outsourcing of manufacturing activities. We incurred restructuring charges of $2.3 million, $15.4 million and $7.1 million, respectively, in fiscal 2012, 2011 and 2010.
We have based our restructuring efforts on assumptions and plans regarding the appropriate cost structure of our businesses based on our product mix and projected sales among other factors. These assumptions may not be correct and we may not be able to operate in accordance with our plans. Should this occur we may determine that we must incur additional restructuring charges in the future. Moreover, we cannot assure you that we will realize all of the anticipated benefits of the restructuring or that we will not further reduce or otherwise adjust our workforce or exit, or disposal of, certain businesses and protect lines. Any decision to further limit investment, exit, or dispose of businesses may result in the recording of additional restructuring charges. As a result, the costs actually incurred in connection with the restructuring efforts may be higher than originally planned and may not lead to the anticipated cost savings and/or improved results. For example, if we consolidate additional facilities in the future, we may incur additional restructuring and related expenses, which could have a material adverse effect on our business, financial condition or results of operations.
In addition, employees, whether or not directly affected by restructuring, may seek employment with our business partners, customers or competitors. We cannot assure you that the confidential nature of our proprietary information will not be compromised by any such employees who terminate their employment with us. Further, we believe that our future success will depend in large part upon our ability to attract, motivate and retain highly skilled personnel. We may have difficulty attracting and retaining such personnel as a result of a perceived risk of future workforce reductions, and we may terminate the employment of employees as part of a restructuring and later determine that such employees were important to the success of the ongoing business.
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
Although a majority of our sales are made through our direct sales force, we also will market our products through indirect sales channels such as independent agents, distributors, OEMs and systems integrators. These relationships enhance our ability to pursue major contract awards and, in some cases, are intended to provide our customers with easier access to financing and a greater variety of equipment and service capabilities, which an integrated system provider should be able to offer. We may not be able to maintain and develop additional relationships,however, if additional relationships are developed, they may not be successful. Furthermore, as we consider increasing licensing revenue based on upgraded technology, we may not be successful in transitioning customers to the planned software upgrades. Our inability to establish or maintain these distribution and licensing relationships could restrict our ability to market our products and thereby result in significant reductions in revenue. If these revenue reductions occur, our business, financial condition and results of operations would be harmed.
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
We and certain of our former executive officers and directors were named in a federal securities class action complaint filed on September 15, 2008 in the United States District Court for the District of Delaware by plaintiff Norfolk County Retirement System on behalf of an alleged class of purchasers of our securities from January 29, 2007 to July 30, 2008, including stockholders of Stratex Networks, Inc. who exchanged shares of Stratex Networks, Inc. for our shares as part of the merger between Stratex Networks and the Microwave Communications Division of Harris Corporation (“MCD”). That action related to the restatement of our prior financial statements as discussed in our fiscal 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 25, 2008. The actions were consolidated on June 5, 2009 and a consolidated class action complaint was filed on July 29, 2009 (“Dutton”).
On May 31, 2011, the Company and the other named defendants entered into a stipulation of settlement (“Stipulation”) with respect to the Dutton action, pursuant to which the Company caused $8.9 million to be paid into a settlement fund. The entire settlement amount was covered by insurance and was assumed by the insurance company. The hearing for final approval of the settlement took place on September 16, 2011 and the Court entered a judgment and Order of Dismissal with Prejudice on October 11, 2011.
Certain of our former executive officers and directors were named in a complaint filed on July 18, 2011 in the United States District Cour for the District of Delaware by plaintiff Howard Taylor. Plaintiff purportedly brought this action derivatively on behalf of Aviat Networks, Inc. which is named as a nominal defendant. Plaintiff brings a claim for breach of fiduciary duty against the officer and director defendants based on the allegations of securities law violation alleged in the class action described above and also alleges that the defendants caused us to acquire MCD at an inflated price. Plaintiff sees to recover unspecified damages and other relief on behalf of Aviat Networks, as well as payment for costs and attorneys' fees. We filed a motion to dismiss on October 3, 2011 and are waiting for the court decision following the hearing on our motion to dismiss which was held on June 4, 2012.  We intend to defend our interests in the litigation vigorously. Currently, we are unable to determine whether a loss is probable or to reasonably estimate the loss amount related to this matter. See “Item 3. Legal Proceedings” in this Annual Report on Form 10-K.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of June 29, 2012, we lease approximately 319,000 square feet of facilities worldwide, with approximately 61% in North America, mostly in California, Texas and North Carolina. Our corporate headquarters are located in Santa Clara, California, and consist of a building approximately 129,000 square feet. The lease for our headquarters expires in April 2020. We also lease approximately 52,000 square feet of office and assembly facilities in San Antonio and Austin, Texas. Internationally, we lease approximately 125,000 square feet of facilities throughout Europe, Central America, South America, Africa and Asia regions, including offices in Singapore, Slovenia, Philippine Islands, India, Mexico, South Africa, Nigeria, Ivory Coast, France, Kenya, Poland, Australia and Bangladesh. In addition, we own approximately 110,000 square feet of facilities in Wellington, New Zealand and Lanarkshire, Scotland.
During fiscal 2011, we announced the closing of our 60,000 square-foot Morrisville, North Carolina office which formerly served as our headquarters. A sub-tenant for the entire 60,000 square feet of space took occupancy of the premises in early fiscal 2012. We continue to have an on-going lease commitment for this location ending in fiscal 2015. Also during fiscal 2011, we vacated approximately 29,000 square feet of our 40,000 square-foot Bangalore, India facility as result of our moving R&D functions from Bangalore to Trzin, Slovenia. A sub-tenant now occupies all 29,000 square feet of available space. We continue to have an on-going lease commitment for this location ending in fiscal 2013.
We maintain our facilities in good operating condition, and believe that they are suitable and adequate for our current and projected needs. We continuously review our anticipated requirements for facilities and may, from time to time, acquire additional facilities, expand existing facilities, or dispose of existing facilities or parts thereof, as we deem necessary.
For more information about our lease obligations, see “Note 14. Commitments and Contingencies” of notes to consolidated financial statements, which are included in Item 8 in this Annual Report on Form 10-K.

Item 3. Legal Proceedings

Certain of our former executive officers and directors were named in a complaint filed on July 18, 2011 in the United States District Court for the District of Delaware by plaintiff Howard Taylor. Plaintiff purports to bring this action derivatively on behalf of Aviat Networks, which is named as a nominal defendant. Plaintiff brings a claim for breach of fiduciary duty against the officer and director defendants based on the allegations of securities law violations alleged in the class action described above and also alleges that the defendants caused us to acquire MCD at an inflated price. Plaintiff seeks to recover unspecified damages and other relief on behalf of Aviat Networks, as well as payment of costs and attorneys fees. We filed a motion to dismiss on October 3, 2011 and are waiting for the court decision following the hearing on our motion to dismiss which was held on June 4, 2012. We intend to defend our interests in the litigation vigorously. Currently we are unable to determine whether a loss is probable or to reasonably estimate the loss amount related to this matter.

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

Item 4. Mine Safety Disclosures

Not applicable.

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
According to the records of our transfer agent, as of August 15, 2012, there were approximately 5,295 holders of record of our Common Stock. The following table sets forth the high and low closing prices for a share of our Common Stock on NASDAQ Global Market system for the periods indicated during our fiscal years 2012 and 2011:

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
	($)	($)	($)	($)
First Quarter	4.21	2.29	4.28	3.46
Second Quarter	2.66	1.62	5.25	4.00
Third Quarter	3.06	1.77	6.37	5.02
Fourth Quarter	2.92	2.39	5.21	3.70
Dividend Policy
We have not paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain any earnings for use in our business. In addition, the covenants of our $40.0 million credit facility may restrict us from paying dividends or making other distributions to our stockholders under certain circumstances.
Sales of Unregistered Securities
During the fourth quarter of fiscal 2012, we did not issue or sell any unregistered securities.
Issuer Repurchases of Equity Securities
During the fourth quarter of fiscal 2012, we did not repurchase any equity securities.
Performance Graph
The following graph and accompanying data compares the cumulative total return on our Common Stock with the cumulative total return of the Total Return Index for The NASDAQ Composite Market (U.S. Companies) and the NASDAQ Telecommunications Index for the five-year period ended June 29, 2012. The stock price performance shown on the graph below is not necessarily indicative of future price performance. Note that this graph and accompanying data is “furnished,” not “filed,” with the Securities and Exchange Commission.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Aviat Networks, Inc., the NASDAQ Composite Index
and the NASDAQ Telecommunications Index

	6/29/2007	6/27/2008	7/3/2009	7/2/2010	7/1/2011	6/29/2012
Aviat Networks, Inc.	100.00	53.28	34.20	19.47	22.02	15.57
NASDAQ Composite	100.00	84.54	73.03	82.88	110.33	115.30
NASDAQ Telecommunications	100.00	71.08	59.76	66.94	80.70	64.56
 ____________________________

*
Assumes (i) $100 invested on June 29, 2007 in Aviat Networks, Inc. Common Stock, the Total Return Index for The NASDAQ Composite Market (U.S. companies) and the NASDAQ Telecommunications Index; and (ii) immediate reinvestment of all dividends.

Item  6.   Selected Financial Data
The following table summarizes our selected historical financial information for each of the last five fiscal years that has been derived from our audited consolidated financial statements. Data presented for fiscal years 2012, 2011 and 2010 are included elsewhere in this Annual Report on Form 10-K. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes, included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended
	June 29, 2012	July 1, 2011	July 2, 2010	July 3, 2009	June 27, 2008
	(In millions)
Revenue from product sales and services	$444.0	$452.1	$465.5	$677.9	$718.4
Cost of product sales and services	312.3	324.0	332.7	503.8	528.2
Loss from continuing operations	(15.5)	(58.8)	(108.4)	(348.8)	(11.9)
Net loss	(24.1)	(90.5)	(130.2)	(355.0)	(11.9)
Basic and diluted loss per common share:
Loss from continuing operations	(0.26)	(1.00)	(1.82)	(5.94)	(0.20)
Net loss	(0.41)	(1.54)	(2.19)	(6.05)	(0.20)

	As of
	June 29, 2012	July 1, 2011	July 2, 2010	July 3, 2009	June 27, 2008
	(In millions)
Total assets	$329.6	$383.9	$447.0	$600.2	$977.3
Long-term liabilities	16.7	15.1	17.2	17.9	28.1
Total net assets	157.5	177.7	263.2	387.9	748.2
The following table summarizes certain charges, expenses and gains included in our net losses for each of the fiscal years in the five-year period ended June 29, 2012:

	Fiscal Years Ended
	June 29, 2012	July 1, 2011	July 2, 2010	July 3, 2009	June 27, 2008
	(In millions)
Goodwill impairment charges	$5.6	$—	$—	$279.0	$—
Intangible impairment charges	—	—	57.7	32.6	—
Property, plant and equipment impairment charges	—	—	8.7	3.2	—
Rebranding and transitional costs	—	0.9	8.4	—	—
Charges for product transition, product discontinuances and inventory mark-downs	1.0	6.6	16.9	29.8	14.7
Amortization of purchased technology and intangible assets	2.3	3.4	12.3	12.7	14.6
Restructuring charges	2.3	15.4	7.1	8.2	9.3
Amortization of the fair value adjustments related to fixed assets and inventory	—	0.2	0.6	1.7	2.8
Acquired in-process research and development	—	—	—	2.4	—
Cost of integration activities undertaken in connection with the Stratex merger	—	—	—	—	11.1
Gains from sale of building and Telsima acquisition purchase price settlement	—	—	(2.2)	—	—
NetBoss bad debt expenses and other	0.8	—	—	—	—
Loss on sale of NetBoss assets	—	4.6	—	—	—
Transactional tax assessments	0.6	2.8	—	—	—
Liquidation of entities	—	0.8	—	—	—
Other charges or adjustments	—	(0.9)	—	—	—
Share-based compensation expense	5.2	4.8	3.1	2.9	7.8
	$17.8	$38.6	$112.6	$372.5	$60.3

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2012 and 2013 Results
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes. In the discussion below, our fiscal year ended June 29, 2012 is referred to as “fiscal 2012” or “2012”; fiscal year ended July 1, 2011 as “fiscal 2011” or “2011” and fiscal year ended July 2, 2010 as “fiscal 2010” or “2010.”
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

We work continuously to improve our established brands and to create new products that meet our customers’ evolving needs and preferences. Our fundamental business goal is to generate superior returns for our stockholders over the long term. We believe that increases in revenue, operating profits and earnings per share are the key measures of financial performance for our business.
Our strategic focus in the next fiscal year will be to continue to accelerate innovation and optimize our product portfolio, improve costs and operational efficiencies, grow our revenue and create a sustainable, profitable business model. To do this, we have examined our products, markets, facilities, development programs, and operational flows to ensure we are focused on what we do well and what will differentiate us in the future. We will continue working to streamline management processes to attain the efficiency levels required by the markets in which we do business.
Seasonality is a factor that impacts our business. Our fiscal third quarter revenue and orders have historically been lower than the revenue and orders in the immediately preceding second quarter because many of our customers utilize a significant portion of their capital budgets at the end of their fiscal year. The majority of our customers begin a new fiscal year on January 1, and capital expenditures tend to be lower in an organization’s first quarter than in its fourth quarter. We anticipate that this seasonality will continue. The seasonality between the second quarter and third quarter may be affected by a variety of factors, including changes in the global economy and other factors. Please refer to the section entitled “Risk Factors” in Item 1A in this Annual Report on Form 10-K.

Operations Review
During fiscal 2012, we secured orders and expanded our footprint with our customers in the mobile operator market using our current technology and service capabilities. We believe that there is steady growth in this market and that it will continue growing over the long term as mobile operators build network capacity to address increasing demands for bandwidth, tempered by the global financial and economic environment. In order to significantly expand our mobile operator customer base and displace competitors we plan to bring our next generation of products to market in the next fiscal year. The signs of growth in non-mobile operator market segments exist today, mostly in North America, but increasingly in other parts of the world. Typical applications of our products are in utility and public safety networks where the emphasis is on quality, service, reliability and network security.
During September 2011, one of our contract manufacturers in Thailand was affected by flooding in that country. Our logistics and supply chain staff worked closely with that supplier and jointly were successful in mitigating and minimizing the delivery impact to our customers during the second and third quarters of fiscal 2012. We are now satisfied that this contract manufacturer has recovered from this event and that future deliveries to us will not be affected adversely as a result of the floods.
We completed the sale of our former WiMAX business to EION on September 2, 2011. The sale of the WiMAX business was part of our strategic plan to streamline our business and focus our time and resources on growing our core microwave business to better position us for long-term success. We worked with EION on the transition of the business which was completed during fiscal 2012.
We began accounting for the WiMAX business as a discontinued operation in the third quarter of fiscal 2011. The discussions of our revenue, gross margin, operating expenses and income taxes have excluded the WiMAX business results, which are discussed separately under "Loss from Discontinued Operations" below.
In the second quarter of fiscal 2012, we performed a goodwill impairment analysis due to a significant decline in our market capitalization, which was considered as a goodwill impairment indicator. Based on the results of the impairment analysis, we recorded a $5.6 million goodwill impairment charge in the second quarter of fiscal 2012 and no longer have any goodwill on our balance sheet.
During fiscal 2012, we continued restructuring activities to reduce our operational costs and have substantially completed our initiatives under the Fiscal 2011 Plan as of June 29, 2012. We intend to wind down certain remaining restructuring activities under the Fiscal 2011 Plan in fiscal 2013.
In the fourth quarter of fiscal 2012, we re-evaluated our reportable segments primarily due to changes in our management, transition of our products to a common product platform across all geographies, streamlining of our business and substantial completion of our restructuring plan in fiscal 2012. The Chief Operating Decision Maker ("CODM"), which is our Chief Executive Officer, manages our business primarily by function globally and reviews financial information on a consolidated basis, accompanied by disaggregated information about revenues by geographic region, for purposes of allocating resources and evaluating financial performance. The profitability of our former geographic segments is not a determining factor in allocating resources and the CODM does not evaluate profitability below the level of the consolidated company. As such we determined that we operate in one single reportable industry segment as of June 29, 2012. Prior years information has been recast to conform with the current reportable segment disclosure.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: Africa and Middle East, Europe and Russia, and Latin America and Asia Pacific. Beginning with the first quarter of fiscal 2012, in order to better align our internal reporting with the activities in our international business organizations, we changed our internal operational review of revenue by region by separating the Middle East region from Europe and Russia and grouping it with Africa. Revenue by region for fiscal 2011 and 2010 has been reclassified to reflect this change. Revenue by region for fiscal 2012, 2011 and 2010 and the related changes are shown in the table below:

	Fiscal Year			$ Change		% Change
(In millions, except percentages)	2012	2011	2010	2012 /2011	2011 /2010	2012 /2011	2011 /2010
North America	$164.9	$160.4	$174.8	$4.5	$(14.4)	2.8%	(8.2)%
International:
Africa and Middle East	147.7	143.6	162.8	4.1	(19.2)	2.9%	(11.8)%
Europe and Russia	53.6	73.4	46.4	(19.8)	27.0	(27.0)%	58.2%
Latin America and Asia Pacific	77.8	74.7	81.5	3.1	(6.8)	4.1%	(8.3)%
Total International	279.1	291.7	290.7	(12.6)	1.0	(4.3)%	0.3%
Total Revenue	$444.0	$452.1	$465.5	$(8.1)	$(13.4)	(1.8)%	(2.9)%
While revenue increased in North America in fiscal 2012 compared with fiscal 2011, we experienced a decrease in our international revenue. We saw improved sales with North American wireless network operators during the year compared to fiscal 2011. We attribute this to the ongoing buildout of LTE capable networks in the region. At the same time, business with utilities, state and local government private networks also remained strong in North America. We also saw growth in demand for our network services and support in the region. The decrease in the international revenue came from the absence of demand from customers in Russia who took substantial deliveries in fiscal 2011, along with the wind-down of equipment deliveries for a major project in the Middle East. Sales to wireless network operators remained strong, but varied by customer in the international markets. We saw better than expected sales in Asia Pacific and experienced substantially increased sales with our long-term customers in Africa, offsetting the reduced volume in the Middle East.
During fiscal 2012, the MTN Group in Africa accounted for 17% of our total revenue compared with 14% in fiscal 2011 and 17% in fiscal 2010. We have entered into separate and distinct contracts with MTN Group as well as separate arrangements with MTN Group subsidiaries. None of such contracts on an individual basis are material to our operations. The loss of all MTN Group business could adversely affect our results of operations, cash flows and financial position.
North America
Our revenue in North America increased $4.5 million, or 2.8%, in fiscal 2012 compared with fiscal 2011. We have seen substantial changes in product mix of our sales in this region from year to year. The bulk of our product revenue in North America now comes from our Eclipse product platform, whereas in the first half of fiscal 2011, our legacy products made up a significant portion of the region's sales. The revenue growth and product mix changes reflect continued success in transitioning our customer base to the new product platform as well as an increase in our services business from major customers in fiscal 2012.
Our revenue in North America decreased by $14.4 million, or 8.2%, in fiscal 2011 compared with fiscal 2010. That decline was primarily attributable to reduced sales of our legacy product lines in the first half of fiscal 2011 when compared with the same period in fiscal 2010. Fiscal 2011 was a transition year for us as we completed the last deliveries of legacy products and our marketing and selling efforts were focused on our new product platform. Early in fiscal 2011 we experienced production issues which slowed the progress in transitioning sales to our new product platform. But by mid-year, we had overcome those issues and the new platform sales increased significantly from the first quarter to the fourth quarter of fiscal 2011.
International
Our international revenue declined $12.6 million, or 4.3%, in fiscal 2012 compared with fiscal 2011. Our business in Asia and Latin America showed improvement for fiscal 2012 from increased orders from network operators. However, our sales in

Europe and Russia were down from fiscal 2011 primarily due to the reduction of business with a major customer in Russia, that was offset in part by increased orders and sales to wireless network operators in other European countries. Africa continues to be our strongest international sector, where we continue to compete successfully for wireless infrastructure business of large network operators, particularly in West Africa.
Our international revenue increased by $1.0 million, or 0.3%, in fiscal 2011 compared with fiscal 2010. Revenue from sales to wireless operators in Russia and France were substantially improved in fiscal year 2011 over the previous year. Those gains were offset in part by declines in revenue from customers in Africa and the Asia Pacific regions. We experienced strong price competition in all regions during the year and attribute the decrease in revenue in Africa and the Asia Pacific regions to reduced prices, as unit volumes were steady or up from fiscal 2010.
Gross Margin

	Fiscal Year			$ Change		% Change
(In millions, except percentages)	2012	2011	2010	2012 /2011	2011 /2010	2012 /2011	2011 /2010
Revenue	$444.0	$452.1	$465.5	$(8.1)	$(13.4)	(1.8)%	(2.9)%
Cost of revenue	312.3	324.0	332.7	(11.7)	(8.7)	(3.6)%	(2.6)%
Gross margin	$131.7	$128.1	$132.8	$3.6	$(4.7)	2.8%	(3.5)%
% of revenue	29.7%	28.3%	28.5%
The general business trends of strong price competition for new business in all regions and major customer consolidations continue to put pressure on our gross margin.
Gross margin for fiscal 2012 increased $3.6 million, or 2.8%, compared with fiscal 2011. Gross margin as a percentage of revenue increased 1.4% compared with fiscal 2011. While gross margin was in line with expectations for the year, the year-over-year improvement was primarily due to the absence in the current year period of a $6.0 million one-time charge related to manufacturing overhead that we recorded in the first quarter of fiscal 2011 and the absence of large inventory write-downs which we incurred in fiscal 2011 as we transitioned out of the legacy products.
Prior to fiscal 2011, we capitalized most of the costs associated with our internal manufacturing operations as a component of the overall cost of product inventory. Beginning in the first quarter of fiscal 2011, we shifted the manufacturing of our products primarily to contract manufacturers and completed the transfer by the end of fiscal 2011. Accordingly, the costs associated with our internal operations organization are now expensed as incurred. Gross margin in fiscal 2011 was negatively affected by the immediate expensing of $6.0 million of such previously capitalized costs in the first quarter of fiscal 2011.
Exclusive of the net impact from these charges, the gross margin and gross margin as a percentage of revenue in fiscal 2012 were lower than fiscal 2011 due to competitive pricing pressures and a small shift in the mix of our business toward services, which caused a small decline in the fiscal 2012 gross margin rate. In the long run, we anticipate an improvement in gross margin as a percentage of revenue as a result of the transition to our next generation products.
Gross margin for fiscal 2011 decreased $4.7 million, or 3.5%, compared with fiscal 2010. Gross margin as a percentage of revenue also decreased 0.2% compared with fiscal 2010. The decrease was primarily due to the $6.0 million one-time charge related to manufacturing overhead and the large inventory write-downs incurred in fiscal 2011 as mentioned above, partially offset by a $6.5 million decrease in amortization of purchased technology due to lower intangible asset balances in fiscal 2011 resulting from a $49.5 million impairment of such assets in the fourth quarter of fiscal 2010.
Research and Development Expenses

	Fiscal Year			$ Change		% Change
(In millions, except percentages)	2012	2011	2010	2012 /2011	2011 /2010	2012 /2011	2011 /2010
Research and development expenses	$36.0	$40.5	$31.1	$(4.5)	$9.4	(11.1)%	30.2%
% of revenue	8.1%	9.0%	6.7%
Our research and development (“R&D”) expenses declined $4.5 million, or 11.1%, in fiscal 2012 compared with fiscal 2011. As a percentage of revenue, R&D expenses also decreased to 8.1% in fiscal 2012 from 9.0% in fiscal 2011. The decrease in R&D expenses of $4.5 million, consisting mostly of personnel expenses, was primarily due to restructuring of our research and development workforce in prior years. In addition, share-based compensation expense in fiscal 2011 was higher by $1.0 million due to vesting of performance shares upon the achievement of new product development milestones in fiscal 2011. We continue to invest in new product features, new functionality and lower cost platforms that we believe will enable our product lines to retain their technology leads in a cost effective manner.
Our R&D expenses increased $9.4 million in fiscal 2011 compared with fiscal 2010. As a percentage of revenue, R&D expenses also increased to 9.0% in fiscal 2011 from 6.7% in fiscal 2010. The increase in R&D expenses was primarily attributable to investments in new product innovation by increasing R&D headcount in our core business, and an increase in share-based compensation related to the vesting of performance shares upon the achievement of new product development milestones in fiscal 2011.
Selling and Administrative Expenses

	Fiscal Year			$ Change		% Change
(In millions, except percentages)	2012	2011	2010	2012 / 2011	2011 / 2010	2012 / 2011	2011 /2010
Selling and administrative expenses	$98.9	$104.0	$134.7	$(5.1)	$(30.7)	(4.9)%	(22.8)%
% of revenue	22.3%	23.0%	28.9%
Our selling and administrative expenses declined $5.1 million, or 4.9%, in fiscal 2012 compared with fiscal 2011. The decrease was due primarily to a $2.6 million reduction in sales and administrative compensation expenses and a $0.4 million decrease in facility expenses as a result of the restructuring programs we implemented over the past two years, a $2.0 million decrease in agent commission expenses driven by lower fee-based revenues, and a decrease of $1.1 million in expenses for information technology projects, partially offset by an increase of $1.3 million in share-based compensation. We will continue to seek ways to improve our operating efficiency in fiscal 2013.
Our selling and administrative expenses declined $30.7 million, or 22.8%, in fiscal 2011 compared with fiscal 2010. The significant decrease in fiscal 2011 was due primarily to reductions in compensation expenses resulting from the restructuring plan implemented in prior years and the sale of NetBoss assets, the absence of sales commissions incurred for a large contract with a customer in fiscal 2010, and absence of expenses related to rebranding and transitional costs incurred in fiscal 2010 due to corporate name change and costs to phase-out transitional services agreement with Harris. The following table summarizes the significant decreases to our selling and administrative expenses comparing fiscal 2011 with fiscal 2010:

Amount
(In millions)
Decrease in personnel expenses from reductions in force	$(10.9)
Decrease in commissions paid to sales agents	(4.1)
Decrease from lower expenses incurred on information technology projects	(3.9)
Decrease in amortization of software costs	(2.9)
Decrease due to lower expenses incurred as a result of sale of NetBoss assets	(1.9)
Decrease in executive severance for former CEO	(1.8)
Decrease due to absence of rebranding and transitional costs incurred in fiscal 2010	(1.3)
Other, net	(3.9)
$(30.7)
Restructuring Charges
During the first quarter of fiscal 2011, we initiated a restructuring plan (the “Fiscal 2011 Plan”) to reduce our operational costs. The Fiscal 2011 Plan was intended to bring our cost structure in line with the changing business environment of the worldwide microwave radio and telecommunication markets, primarily in North America, Europe and Asia. Activities under the Fiscal 2011 Plan included the downsizing or closures of our Morrisville, North Carolina, Canada and certain international field offices, and reductions in force to reduce our operating expenses.
Earlier in fiscal 2009, we commenced a restructuring plan (the “Fiscal 2009 Plan”) to reduce our workforce in the U.S., France, Canada and other locations throughout the world and outsource our San Antonio manufacturing operations to a third party in Austin, Texas. The Fiscal 2009 Plan has been completed as of the end of fiscal 2011.
Our restructuring charges by plan for fiscal 2012, 2011 and 2010 are summarized in the table below:

	Fiscal Year			$ Change		% Change
(In millions, except percentages)	2012	2011	2010	2012 /2011	2011 /2010	2012 /2011	2011 /2010
Restructuring	$2.3	$15.4	$7.1	$(13.1)	$8.3	(85.1)%	116.9%
By Plan:
Fiscal 2011 Plan	$2.3	$12.7	$—	$(10.4)	$12.7	(81.9)%	N/A
Fiscal 2009 Plan	$—	$2.7	$7.1	$(2.7)	$(4.4)	(100.0)%	(62.0)%
Restructuring charges declined significantly by $13.1 million in fiscal 2012 compared with fiscal 2011, and increased $8.3 million in fiscal 2011 compared with fiscal 2010. The changes were due to the completion of Fiscal 2009 Plan in fiscal 2011 and the fact that major restructuring activities under the Fiscal 2011 Plan, such as the downsizing of our Morrisville, North Carolina office, occurred in fiscal 2011. Our restructuring expenses consisted primarily of severance and related benefit charges, and to a lesser extent, facilities costs related to obligations under non-cancelable leases for facilities that we ceased to use.
As of June 29, 2012, we have substantially completed our initiatives under the Fiscal 2011 Plan and expect to wind down certain remaining restructuring activities under this plan in fiscal 2013.
Other Income (Loss), Interest Income and Interest Expense

	Fiscal Year
(In millions)	2012	2011	2010
Loss on sale of NetBoss assets	$—	$(4.6)	$—
Other income (loss), net	(0.6)	(3.6)	1.2
Interest income	0.6	0.3	0.3
Interest expense	(1.3)	(2.2)	(2.2)
During fiscal 2011, we incurred $4.6 million of loss on the sale of NetBoss assets. Other expenses for fiscal 2012 and 2011 consisted primarily of transactional tax assessments related to certain international entities. Other income for fiscal 2010 was related to a gain of $1.2 from final settlement of the Telsima acquisition purchase price during fiscal 2010.
Interest expense was primarily related to preference dividends on our $8.25 million redeemable preference shares and interest associated with borrowings, term loan and letters of credit under our credit facilities. The $8.25 million preference shares were redeemed at their carrying value on January 30, 2012, funded by a two-year term loan of $8.25 million under our credit facility at a fixed interest rate of 5% per annum.
Income Taxes

	Fiscal Year			$ Change
(In millions, except percentages)	2012	2011	2010	2012 /2011	2011 /2010
Loss from continuing operations before income taxes	$(14.0)	$(44.7)	$(112.2)	$30.7	$67.5
Provision for (benefit from) income taxes	$1.5	$14.1	$(3.8)	$(12.6)	$17.9
% of loss from continuing operations before income taxes	(10.7)%	(31.5)%	3.4%
The income tax expense from continuing operations for fiscal year 2012 was $1.5 million. The variation between our income tax expense from continuing operations and income tax benefit at the statutory rate of 35% on our pre-tax loss of $14.0 million was primarily attributable to losses in tax jurisdictions in which we cannot recognize a tax benefit. The tax expense for fiscal year 2012 of $1.5 million was primarily attributable to profitable foreign entities for which we have accrued income taxes.
The income tax expense from continuing operations for fiscal year 2011 was $14.1 million. The variation between our income tax expense from continuing operations of $14.1 million and income tax benefit at the statutory rate of 35% on our pre-tax loss of $44.7 million was primarily due to an $11.3 million increase in valuation allowance for Singapore deferred tax assets as of the beginning of fiscal 2011 and a $1.4 million foreign branch withholding tax accrual. The expense was partially offset by a valuation allowance release of $1.6 million on Mexico deferred tax assets as of the beginning of fiscal year 2011.
The income tax benefit from continuing operations for fiscal 2010 was $3.8 million. The variation between our income tax benefit from continuing operations and income tax benefit at the statutory rate of 35% on our pre-tax loss of $112.2 million million was primarily due to a $4.4 million one-time benefit recognized for U.S. federal income tax loss carryback under the Worker, Homeownership and Business Assistance Act of 2009. This benefit was partially offset by a full valuation allowance on all domestic deferred tax assets created in fiscal 2010. The effective tax rate for fiscal 2010 primarily reflected the benefits of earnings and losses of foreign subsidiaries taxed at lower rates and a dividend from a foreign subsidiary.
Loss from Discontinued Operations

	Fiscal Year			$ Change
(In millions)	2012	2011	2010	2012 /2011	2011 /2010
Loss from discontinued operations, net of tax	$(8.6)	$(31.7)	$(21.8)	$23.1	$(9.9)
Our discontinued operations consist of the WiMAX business, which was sold to EION on September 2, 2011. The loss from discontinued operations decreased $23.1 million in fiscal 2012 compared with fiscal 2011. The decrease resulted primarily from the absence of large charges for provisions for excess and obsolete inventories and noncancellable purchase commitments which we incurred in fiscal 2011 when we decided to exit the WiMAX business, partially offset by higher WiMAX revenue in fiscal 2011. In addition, we recorded a $1.9 million loss on disposition in fiscal 2012 and a $9.5 million impairment charge on WiMAX assets held for sale in fiscal 2011, which were included in our loss on discontinued operations for the respective years.
The increase of loss in fiscal 2011 as compared with fiscal 2010 was primarily due to a $13.1 million lower gross margin resulting mainly from provisions for excess and obsolete inventories and non-cancelable purchase commitments, partially offset by $7.6 million decreases in operating expenses resulting from reduction of employee headcount related to WiMAX product development and support. The loss in fiscal 2011 also included a $9.5 million loss on WiMAX held for sale assets and the loss in fiscal 2010 included $5.5 million impairment charges on developed technology and intangible assets.

Liquidity, Capital Resources and Financial Strategies
Sources of Cash
As of June 29, 2012, our total cash and cash equivalents were $96.0 million. Approximately $25.3 million, or 26.4% of our total cash and cash equivalents, was held by entities domiciled in the United States. The remaining balance of $70.7 million or 73.6% was held by entities outside the United States, primarily in Singapore and Nigeria. A portion of the non-U.S. cash and cash equivalents is utilized for working capital and other operating purposes. We are not aware of any local regulatory requirements in these countries that significantly restrict the ability of our operations to repatriate the excess cash generated by our foreign operations. However, there are practical limitations on repatriation of cash to the U.S. from these countries because of the resulting withholding and other taxes.
As of June 29, 2012, our principal sources of liquidity consisted of the $96.0 million in cash and cash equivalents, $20.1 million of available credit under our current $40.0 million credit facility with Silicon Valley Bank ("SVB"), and cash collections from customers. We regularly require letters of credit from some customers who request extended payment terms up to one year or more. These letters of credit are generally discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically our primary sources of liquidity have been cash flows from operations, credit facilities and cash proceeds from sale of our equity securities. During fiscal 2012, our total cash and cash equivalents decreased by $2.2 million primarily due to $5.9 million of cash used on capital expenditures, $1.5 million of cash used related to the disposition of the WiMAX business and $1.4 million repayment on our long-term loan, partially offset by cash provided by operating activities.
Cash provided by operating activities was $8.4 million in fiscal 2012 primarily due to our net loss, adjusted for non-cash items, and a decrease in receivables of $38.4 million, partially offset by a year-to-date decrease in accounts payable and accrued expenses of $24.5 million and an increase in inventory of $7.6 million. Our accounts receivable decreased significantly during fiscal 2012 primarily due to strong cash collections from customers during the period. The decrease in accounts payable was primarily due to timing of payments to our contract manufacturers and suppliers. We also paid $5.1 million in cash during fiscal 2012 for restructuring liabilities. The increase in our inventory was due to an increase in finished goods to meet customer demands for shipments in the first quarter of fiscal 2013. During fiscal year 2013, we expect to spend approximately $10.0 million for capital expenditures. We currently believe that our existing cash and cash equivalents, the available line of credit under the SVB facility and future cash collections from customers will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for the next 12 months and the foreseeable future. There can be no assurance, however, that our business will generate cash flow, or that anticipated operational improvements will be achieved. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations, we may be required to sell assets, reduce capital expenditures, or obtain financing. If we need to obtain additional financing, we cannot be assured that it will be available on favorable terms, or at all. Our ability to make scheduled principal payments or pay interest on or refinance any future indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the microwave communications market and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
Available Credit Facility, Borrowings and Repayment of Debt
As of June 29, 2012, we had $20.1 million of credit available under our $40.0 million revolving credit facility with SVB. The total amount of revolving credit available was $40.0 million less $12.9 million in outstanding long-term borrowings and $7.0 million in outstanding standby letters of credit issued under the SVB facility.
In an amendment to the facility effective November 2, 2011, the commitment of $40.0 million under the facility was extended to expire on February 28, 2014 and provides for (1) demand borrowings at the prime rate published in the Wall Street Journal, (2) fixed term Eurodollar loans for up to six months at LIBOR plus a spread of between 2.00% to 2.75% based on the company’s current leverage ratio, (3) a two-year term loan in the amount of $8.25 million at a fixed rate of 5% per annum expiring on January 31, 2014, and (4) the issuance of standby or commercial letters of credit. As of June 29, 2012, we had $6.0 million demand borrowings under the credit facility which we do not expect to repay within the next fiscal year. The term loan drawn on January 30, 2012 is repaid in 24 equal monthly installments of principal plus accrued interest commencing February 29, 2012. The SVB facility contains a minimum liquidity ratio covenant and a minimum profitability covenant and is secured by certain of the company’s assets including accounts receivable, inventory, and equipment. The facility also imposes certain restrictions on our ability to pay dividends or make distributions to our stockholders under certain circumstances.
Based on financial covenants included as part of the amended SVB credit facility, we must maintain, as measured at the last day of each fiscal quarter beginning September 30, 2011, (1) no less than a minimum liquidity ratio of 1.50 to 1 (defined as the ratio of total domestic unrestricted cash and cash equivalents plus short-term and long-term marketable securities plus the lesser of 25% of eligible accounts receivable or $12.5 million to total obligations outstanding with the bank) and (2) minimum consolidated EBITDA measured for each fiscal quarter. As of June 29, 2012, we were in compliance with these financial covenants.
Redemption of Redeemable Preference Shares
On June 30, 2011, we entered into an agreement with Harris Corporation for the early redemption of the preference shares issued by our Singapore subsidiary and held by Harris and another stockholder. The shares were redeemed on January 30, 2012, the fifth anniversary of their issuance, at their total face value of $8.25 million, with the proceeds of a two-year long-term loan under the terms of an amendment to the SVB credit facility, as discussed above.
Restructuring Payments
We have a liability for restructuring activities totaling $2.2 million as of June 29, 2012, $1.5 million of which is classified as current liability and expected to be paid out in cash over the next year. Additionally, we expect to incur approximately $1.4 million of additional charges from our restructuring activities in fiscal 2013. We expect to fund these future payments with available cash and cash flow provided by operations.
Contractual Obligations
As of June 29, 2012, cash payments due under our contractual obligations are estimated as follows:

	Obligations Due by Fiscal Year
(In millions)	Total	2013	2014-2015	2016-2017	After 2017	Other
Demand borrowings	$6.0	$—	$6.0	$—	$—	$—
Long-term debt	6.9	4.1	2.8	—	—	—
Interest on long-term debt(1)(4)	0.3	0.2	0.1	—	—	—
Purchase obligations(2)(4)	44.9	43.7	1.2	—	—	—
Operating lease commitments(4)	27.8	5.6	8.1	6.1	8.0	—
Less: sublease proceeds(4)	(1.5)	(0.8)	(0.7)	—	—	—
Liabilities for uncertain tax positions(3)	4.2	—	—	—	—	4.2
Total contractual cash obligations	$88.6	$52.8	$17.5	$6.1	$8.0	$4.2

 ___________________________

(1)	The interest rate is 5% per annum on the two-year term loan expiring on January 31, 2014.

(2)
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

(3)
Liabilities for uncertain tax positions of $4.2 million were included in long-term liabilities in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

(4)	These items are not recorded on our balance sheet.
Commercial Commitments
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit and other arrangements with financial institutions and insurers primarily relating to the guarantee of future performance on certain tenders and contracts to provide products and services to customers. As of June 29, 2012, we had commercial commitments on outstanding surety bonds and standby letters of credit as follows:

	Expiration of Commitments by Fiscal Year
(In millions)	Total	2013	2014	2015	After 2015
Standby letters of credit used for:
Bids	$0.3	$0.3	$—	$—	$—
Down payments	0.3	0.2	—	—	0.1
Performance	7.0	6.2	0.7	0.1	—
	7.6	6.7	0.7	0.1	0.1
Surety bonds used for:
Bids	0.2	0.2	—	—	—
Tax and payment guarantees	5.5	0.9	4.6	—	—
Performance	75.4	58.2	—	17.2	—
	81.1	59.3	4.6	17.2	—
Total commercial commitments	$88.7	$66.0	$5.3	$17.3	$0.1

As we have not historically had to pay out on any of our performance guarantees, the outstanding commercial commitments have not been recorded on our consolidated balance sheet.
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

Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of June 29, 2012, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.
Due to the downsizing of certain of our operations pursuant to divestitures, restructuring plans or otherwise, some properties leased by us have been sublet to third parties. In the event any of these third parties vacate any of these premises, we would be legally obligated under master lease arrangements. We believe that the financial risk of default by such sublessors is not likely to be individually or in the aggregate material to our financial position, results of operations or cash flows.
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
As of June 29, 2012, we had foreign currency forward contracts outstanding with a total net notional amount of $17.7 million consisting of 13 different currencies. The following is a summary of the net notional amount of our outstanding contracts grouped by the underlying foreign currency as of June 29, 2012:

Currency	Contract Net Amount (Local Currency)	Net Notional Contract Amount (USD)
	(In millions)
Australian dollar	3.6	$3.6
Canadian dollar	(1.1)	(1.0)
Euro	5.1	6.5
Philippine peso	(121.5)	(2.9)
Polish zloty	11.0	3.2
Thailand baht	34.4	1.1
Republic of South Africa rand	58.7	7.1
Other currencies	N/A	0.1
Total of all currency forward contracts		$17.7
Net foreign exchange (losses) gains recorded in our consolidated statements of operations during fiscal 2012, 2011 and 2010 totaled $(1.5) million, $(2.6) million and $0.3 million, respectively. A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of June 29, 2012 would have an impact of approximately $2.9 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
Approximately 21% of our international business was transacted in non-U.S. dollar currency environments in fiscal 2012 compared with 18% in fiscal 2011. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars is included as a component of stockholders’ equity. As of June 29, 2012, the cumulative translation adjustment decreased our stockholders’ equity by $4.0 million compared with a decrease of $2.6 million as of July 1, 2011.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and long-term debt borrowings under our SVB credit facilities.

Exposure on Cash Equivalents
We had $96.0 million in total cash and cash equivalents as of June 29, 2012. Cash equivalents totaled $61.8 million as of June 29, 2012 and were comprised of money market funds and certificates of deposit. Cash equivalents have been recorded at fair value on our balance sheet.
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
The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents held as of June 29, 2012 was two days, and these investments had an average yield of 0.16% per annum. A 10% change in interest rates on our cash and cash equivalents is not expected to have a material impact on our financial position, results of operations or cash flows.
Exposure on Borrowings
During fiscal 2012, we had $6.0 million of demand borrowings outstanding under our $40.0 million revolving credit facility that incurred interest at the prime rate. We also recorded interest on our $8.3 million long-term borrowing drawn on January 30, 2012 at the fixed rate of 5% per annum. During fiscal 2012, our weighted average interest rate was 3.85% and we recorded total interest expense of $0.4 million on these borrowings.
A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations or cash flows since interest on our borrowings is not material to our overall financial position.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us.
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
The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition

•	Inventory valuation and provision for excess and obsolete inventory losses

•	Impairment of goodwill, identifiable intangible assets and long-lived assets

•	Income taxes and tax valuation allowances
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
In accordance with ASC 605-25, based on the terms and conditions of the product arrangements, we believe that our products and services can be accounted for separately as our products and services have value to our customers on a stand-alone basis. Accordingly, amounts related to services not yet performed at the time of product shipment are deferred based on their relative selling price and recognized as revenue as such services are performed. The relative selling price of any undelivered products is also deferred at the time of shipment and recognized as revenue when these products are delivered. There is generally no customer right of return in our sales agreements. The sequence for typical multiple element arrangements is as follows: we deliver our products, perform installation services and then provide post-contract support services.
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

Inventory Valuation and Provisions for Excess and Obsolete Losses
Our inventories have been valued at the lower of cost or market. We balance the need to maintain prudent inventory levels to ensure competitive delivery performance with the risk of excess or obsolete inventory due to changing technology and customer requirements, and new product introductions. Beginning in the first quarter of fiscal 2011, the manufacturing of our products was handled primarily by contract manufacturers. Our contract manufacturers procure components and manufacture our products based on our forecast of product demand. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand, the stage of the product life cycle, anticipated end of product life and production requirements. During fiscal 2012, 2011 and 2010, we recorded charges to reduce the carrying value of our inventories to the lower of cost or market totaling $3.4 million, $14.5 million and $29.6 million, respectively. Such charges equaled 0.8%, 3.2%, and 6.4% of our revenue in fiscal 2012, 2011 and 2010, respectively. The review of excess and obsolete inventory primarily relates to the microwave business. Several factors may influence the sale and use of our inventories, including decisions to exit a product line, technological change, new product development and competing product offerings. These factors could result in a change in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may be overstated or understated. In the future, if we determine that our inventory is overvalued, we would be required to recognize such costs in cost of product sales and services in our Statement of Operations at the time of such determination. In the case of goods which have been written down below cost at the close of a fiscal quarter, such reduced amount is considered the new lower cost basis for subsequent accounting purposes, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We did not make any material changes in the valuation methodology during the past three fiscal years.
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
Goodwill is tested for impairment at the reporting unit level annually during the fourth quarter of our fiscal year, or when an impairment indicator exists, using a two-step process. First, we determine if the carrying amount of any of our reporting units exceeds its fair value (determined using an analysis of a combination of projected discounted cash flows and market multiples based on revenue and earnings before interest, taxes, depreciation and amortization), which would indicate a potential impairment associated with that reporting unit. If we determine that a potential impairment exists, we then compare the implied fair value associated with the respective reporting unit, to its carrying amount to determine if there is an impairment loss.
Evaluations of impairment involve management estimates of asset useful lives, future cash flows and discount rates. Significant management judgment is required in the forecasts of future operating results that are used in the evaluations. It is possible, however, that the plans and estimates used may prove to be inaccurate. If our actual results, or the plans and estimates used in future impairment analysis, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges in a future period. For example, we recorded impairment charges of $5.6 million for goodwill in fiscal 2012 and $63.2 million for identifiable intangible assets in fiscal 2010.
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
We record deferred taxes by applying enacted statutory tax rates to the respective jurisdictions and follow specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances as required. Future realization of deferred tax assets ultimately depends on meeting certain criteria in ASC 740. One of the major criteria is the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Our judgments regarding future profitability may change due to many factors, including future market conditions and our ability to successfully execute our business plans and/or tax planning strategies. Should there be a change in our ability to recover our deferred tax assets, our tax provision would increase or decrease in the period in which the assessment is changed.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Aviat Networks, Inc.
We have audited the accompanying consolidated balance sheets of Aviat Networks, Inc. as of June 29, 2012 and July 1, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended June 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aviat Networks, Inc. at June 29, 2012 and July 1, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 29, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aviat Networks, Inc.’s internal control over financial reporting as of June 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 4, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Redwood City, California September 4, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Aviat Networks, Inc.
We have audited Aviat Networks, Inc.’s internal control over financial reporting as of June 29, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aviat Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Aviat Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 29, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aviat Networks, Inc. as of June 29, 2012 and July 1, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended June 29, 2012 of Aviat Networks, Inc. and our report dated September 4, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Redwood City, California September 4, 2012

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
(In millions, except per share amounts)	June 29, 2012	July 1, 2011	July 2, 2010
Revenues:
Revenue from product sales	$335.5	$357.5	$356.6
Revenue from services	108.5	94.6	108.9
Total revenues	444.0	452.1	465.5
Cost of revenues:
Cost of product sales	232.8	252.3	236.1
Cost of services	78.8	71.0	72.5
Charges for product transition	—	—	16.9
Amortization of purchased technology	0.7	0.7	7.2
Total cost of revenues	312.3	324.0	332.7
Gross margin	131.7	128.1	132.8
Operating expenses:
Research and development expenses	36.0	40.5	31.1
Selling and administrative expenses	98.9	104.0	134.7
Amortization of identifiable intangible assets	1.6	2.8	5.0
Property, plant and equipment impairment charges	—	—	8.7
Intangible assets and trade name impairment charges	—	—	57.7
Goodwill impairment charges	5.6	—	—
Restructuring charges	2.3	15.4	7.1
Total operating expenses	144.4	162.7	244.3
Operating loss	(12.7)	(34.6)	(111.5)
Loss on sale of NetBoss assets	—	(4.6)	—
Other income (loss), net	(0.6)	(3.6)	1.2
Interest income	0.6	0.3	0.3
Interest expense	(1.3)	(2.2)	(2.2)
Loss from continuing operations before income taxes	(14.0)	(44.7)	(112.2)
Provision for (benefit from) income taxes	1.5	14.1	(3.8)
Loss from continuing operations	(15.5)	(58.8)	(108.4)
Loss from discontinued operations, net of tax	(8.6)	(31.7)	(21.8)
Net loss	$(24.1)	$(90.5)	$(130.2)
Per share data:
Basic and diluted loss per common share from continuing operations	$(0.26)	$(1.00)	$(1.82)
Basic and diluted loss per common share from discontinued operations	$(0.15)	$(0.54)	$(0.37)
Basic and diluted net loss per common share	$(0.41)	$(1.54)	$(2.19)
Basic and diluted weighted average shares outstanding	59.0	58.6	59.4

See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share and par value amounts)	June 29, 2012	July 1, 2011
ASSETS
Current Assets
Cash and cash equivalents	$96.0	$98.2
Receivables, net	90.7	133.0
Unbilled costs	25.9	24.8
Inventories	56.8	50.6
Customer service inventories	18.5	21.2
Deferred income taxes	1.0	0.8
Other current assets	15.7	21.7
Total current assets	304.6	350.3
Long-Term Assets
Property, plant and equipment, net	21.7	21.6
Goodwill	—	5.6
Identifiable intangible assets, net	1.8	4.1
Deferred income taxes	0.4	0.7
Other assets	1.1	1.6
Total long-term assets	25.0	33.6
Total Assets	$329.6	$383.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	4.1	—
Accounts payable	51.6	70.3
Accrued compensation and benefits	11.9	11.1
Redeemable preference shares	—	8.3
Other accrued expenses	43.7	50.3
Advance payments and unearned income	41.3	45.8
Deferred income taxes	1.3	0.9
Restructuring liabilities	1.5	4.4
Total current liabilities	155.4	191.1
Long-Term Liabilities
Long-term debt	8.8	6.0
Other long-term liabilities	2.8	3.5
Reserve for uncertain tax positions	4.2	4.2
Deferred income taxes	0.9	1.4
Total Liabilities	172.1	206.2
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; issued and outstanding 61,274,740 shares as of June 29, 2012 and 60,611,561 shares as of July 1, 2011	0.6	0.6
Additional paid-in-capital	796.8	791.6
Accumulated deficit	(635.9)	(611.8)
Accumulated other comprehensive loss	(4.0)	(2.7)
Total Stockholders’ Equity	157.5	177.7
Total Liabilities and Stockholders’ Equity	$329.6	$383.9
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
(In millions)	June 29, 2012	July 1, 2011	July 2, 2010
Operating Activities
Net loss	$(24.1)	$(90.5)	$(130.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of identifiable intangible assets	2.3	3.4	13.8
Depreciation and amortization of property, plant and equipment and capitalized software	4.9	8.6	20.0
Goodwill impairment charges	5.6	—	—
Intangible asset impairment charges	—	—	63.2
Property, plant and equipment impairment charges	—	—	7.9
Bad debt expenses	3.9	2.9	2.6
Share-based compensation expense	5.2	4.8	3.2
Deferred income tax expense (benefit)	(0.5)	11.0	4.2
Charges for product transition and inventory write-downs	3.4	20.2	13.5
Impairment charges/loss on disposition related to WiMAX business	1.9	9.5	—
Loss on sale of NetBoss assets	—	4.6	—
Other	—	—	(1.2)
Changes in operating assets and liabilities:
Receivables	38.4	(28.7)	35.9
Unbilled costs	(1.1)	5.5	2.4
Inventories	(7.6)	(6.4)	12.2
Customer service inventories	0.7	(10.9)	(3.1)
Accounts payable	(18.6)	11.5	(11.0)
Accrued expenses	(5.9)	3.8	(9.1)
Advance payments and unearned income	(4.6)	8.5	(0.1)
Income taxes payable or receivable	0.1	(1.9)	—
Other assets and liabilities	4.4	2.6	(0.9)
Net cash provided by (used in) operating activities	8.4	(41.5)	23.3
Investing Activities
Cash received from sale of NetBoss assets	—	3.8	—
Cash disbursed related to sale of WiMAX business, net	(1.5)	—	—
Cash payments for business acquisition, net	—	—	(4.2)
Proceeds from sale of property, plant and equipment	—	—	5.4
Sales and maturities of short-term investments	—	—	0.3
Additions of property, plant and equipment	(5.9)	(7.2)	(12.9)
Additions of capitalized software	—	(0.8)	(2.9)
Net cash used in investing activities	(7.4)	(4.2)	(14.3)
Financing Activities
Proceeds from short-term debt arrangement	—	—	6.3
Payments on short-term debt arrangement	—	(5.0)	(11.3)
Proceeds from long-term debt	8.3	6.0	—
Payments on long-term debt	(1.4)	—	—
Proceeds from share-based compensation awards	0.1	0.2	0.1
Redemption of preference shares	(8.3)	—	—
Payments on capital lease obligations	—	—	(0.4)
Net cash provided by (used in) financing activities	(1.3)	1.2	(5.3)
Effect of exchange rate changes on cash and cash equivalents	(1.9)	1.0	1.2
Net increase (decrease) in cash and cash equivalents	(2.2)	(43.5)	4.9
Cash and cash equivalents, beginning of year	98.2	141.7	136.8
Cash and cash equivalents, end of year	$96.0	$98.2	$141.7
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$1.3	$2.2	$2.2
Income taxes	$1.3	$2.7	$(3.6)
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE LOSS

	Common Stock Shares	Common Stock Class A Shares	Common Stock	Common Stock Class A	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In millions)
Balance as of July 3, 2009	—	58.9	$—	$0.6	$783.2	$(391.1)	$(4.8)	$387.9
Net loss	—	—	—	—	—	(130.2)	—	(130.2)
Foreign currency translation loss	—	—	—	—	—	—	1.5	1.5
Net unrealized loss on hedging activities	—	—	—	—	—	—	0.7	0.7
Comprehensive loss								(128.0)
Reclassification of Class A shares to Common Stock	58.9	(58.9)	0.6	(0.6)	—	—	—	—
Issuance of stock related to employee share-based awards	0.5	—	—	—	0.1	—	—	0.1
Share-based compensation	—	—	—	—	3.2	—	—	3.2
Balance as of July 2, 2010	59.4	—	0.6	—	786.5	(521.3)	(2.6)	263.2
Net loss	—	—	—	—	—	(90.5)	—	(90.5)
Transfer from CTA to other loss resulting from the liquidation of foreign entities	—	—	—	—	—	—	0.6	0.6
Foreign currency translation gain	—	—	—	—	—	—	(0.3)	(0.3)
Net unrealized gain on hedging activities	—	—	—	—	—	—	(0.4)	(0.4)
Comprehensive loss								(90.6)
Issuance of stock related to employee share-based awards	1.2	—	—	—	0.2	—	—	0.2
Share-based compensation	—	—	—	—	4.8	—	—	4.8
Other	—	—	—	—	0.1	—	—	0.1
Balance as of July 1, 2011	60.6	—	0.6	—	791.6	(611.8)	(2.7)	177.7
Net loss	—	—	—	—	—	(24.1)	—	(24.1)
Foreign currency translation loss	—	—	—	—	—	—	(1.4)	(1.4)
Net unrealized loss on hedging activities	—	—	—	—	—	—	0.1	0.1
Comprehensive loss								(25.4)
Issuance of stock related to employee share-based awards	0.7	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	5.2	—	—	5.2
Balance as of June 29, 2012	61.3	—	$0.6	$—	$796.8	$(635.9)	$(4.0)	$157.5
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies
The Company
We design, manufacture and sell a range of wireless networking solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe. Our products include broadband wireless access base stations and customer premises equipment for fixed and mobile, point-to-point digital microwave radio systems for access, backhaul, trunking and license-exempt applications, supporting new network deployments, network expansion, and capacity upgrades.
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
Our fiscal year ends on the Friday nearest calendar June 30. This was June 29 for fiscal 2012, July 1 for fiscal 2011 and July 2 for fiscal 2010. All fiscal years presented each included 52 weeks. In these notes to consolidated financial statements, we refer to our fiscal years as "fiscal 2012", “fiscal 2011” and “fiscal 2010.”
Reclassifications
Certain amounts in the fiscal 2011 and 2010 financial statements have been reclassified to conform with the fiscal 2012 presentation. At June 29, 2012, based on the management's intent not to repay the demand borrowings within the next year, the $6.0 million demand borrowings were classified as long-term debt. Accordingly, we reclassified the fiscal 2011 balance of $6.0 million from short-term debt to long-term debt to conform with the fiscal 2012 presentation.
Use of Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make estimates, assumptions and judgments affecting the amounts reported and related disclosures. Estimates are based upon historical factors, current circumstances and the experience and judgment of our management. We evaluate our estimates and assumptions on an ongoing basis and may employ outside experts to assist us in making these evaluations. Changes in such estimates, based on more accurate information, or different assumptions or conditions, may affect amounts reported in future periods. Such estimates affect significant items, including revenue recognition, provision for doubtful accounts, inventory valuation, fair value of goodwill and intangible assets, valuation allowances for deferred tax assets, uncertainties in income taxes, restructuring obligations, product warranty obligations, share-based awards, contingencies and useful lives of intangible assets, property, plant and equipment.
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
We invest our excess cash in high-quality marketable debt securities to ensure that cash is readily available for use in our current operations. Investments with original maturities greater than three months but less than one year are accounted for as short-term and are classified as such at the time of purchase. Marketable securities are classified as “available-for-sale” and are classified as short-term because we view our entire portfolio as available for use in our current operations.
As of June 29, 2012 and July 1, 2011, all of our high-quality marketable debt securities were classified as cash equivalents. Realized gains and losses on short-term investments are recorded in selling and administrative expenses and were not significant during fiscal 2012, 2011 and 2010.
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

	Fiscal Year
(In millions)	2012	2011	2010
Customer letters of credit being discounted	$90.7	$80.6	$91.1
Interest expense	$0.3	$0.4	$0.7
During fiscal 2012, 2011 and 2010, we had one international customer in Africa (Mobile Telephone Networks Group or MTN Group) that accounted for 17%, 14% and 17%, respectively, of our total revenue. As of June 29, 2012 and July 1, 2011, MTN Group accounted for approximately 7% and 8%, respectively, of our accounts receivable. No other customers accounted for more than 10% of our revenue or accounts receivable for the years presented.
Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash equivalents, marketable debt securities, trade accounts receivable and financial instruments used in foreign currency hedging activities. We invest our excess cash primarily in prime money market funds and certificates of deposit. We are exposed to credit risks related to such instruments in the event of default or decrease in credit-worthiness of the issuers of the investments. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable, as the majority of our customers are large, well-established companies. However, in certain circumstances, we may require letters of credit, additional guarantees or advance payments. We maintain reserves for potential credit losses, but historically have not experienced any significant losses related to any particular geographic area since our business is not concentrated within any particular geographic region. Our customers are primarily in the telecommunications industry, so our accounts receivable are concentrated within one industry and exposed to concentrations of credit risk within that industry. Accounts receivable are written off when attempts to collect outstanding amounts have been exhausted or there are other indicators that the amounts are no longer collectible.
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
Inventories
Inventories are valued at the lower of cost or market. Cost is determined using standard cost, which approximates actual cost on a weighted-average basis. We regularly review inventory quantities on hand and record adjustments to reduce the cost of inventory for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. Inventory adjustments are measured as the difference between the cost of the inventory and estimated market value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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
Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized on the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvements. The useful lives of the assets are generally as follows:

Buildings and leasehold improvements	2 to 45 years
Software	3 to 5 years
Machinery and equipment	2 to 5 years

Expenditures for maintenance and repairs are charged to expense as incurred. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts, and any gain or loss is reflected in the consolidated statements of operations.
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
Our capitalized software related primarily to our NetBoss assets that were disposed in fiscal 2011. Total amortization expense on capitalized software was $0.5 million and $2.8 million in fiscal 2011 and 2010, respectively.
Other Accrued Expenses and Other Assets
No accrued liabilities or expenses within other accrued expenses on our consolidated balance sheets exceeded 5% of our total current liabilities as of June 29, 2012 or July 1, 2011. Other accrued expenses on our consolidated balance sheets primarily includes accruals for sales commissions, warranties and severance. No current assets other than those already disclosed on the consolidated balance sheets exceeded 5% of our total current assets as of June 29, 2012 or July 1, 2011. No assets within the caption “Other assets” on the consolidated balance sheets exceeded 5% of total assets as of June 29, 2012 or July 1, 2011.
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
Gains and losses resulting from foreign exchange transactions and translation of monetary assets and liabilities in non-functional currencies are included in cost of product sales and services in the accompanying consolidated statements of operations. Net foreign exchange (losses) gains recorded in our consolidated statements of operations during fiscal 2012, 2011 and 2010 totaled $(1.5) million, $(2.6) million and $0.3 million, respectively.
Retirement Benefits
As of June 29, 2012, we provided retirement benefits to substantially all employees primarily through our defined contribution retirement plans. These plans have matching and savings elements. Contributions by us to these retirement plans are based on profits and employees’ savings with no other funding requirements. We may make additional contributions to the plan at our discretion.
Contributions to retirement plans are expensed as incurred. Retirement plan expense amounted to $2.8 million, $3.3 million and $2.8 million in fiscal 2012, 2011 and 2010, respectively.
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
Revenue from product sales is generated predominately from the sales of products manufactured by third party manufacturers to whom we have outsourced our manufacturing processes. In general, printed circuit assemblies, mechanical housings, and packaged modules are manufactured by contract manufacturing partners, with periodic business reviews of material levels and obsolescence. Product assembly, product testing, complete system integration and system testing may either be performed within our own facilities or at the locations of our third party manufacturers.
Revenue from services includes certain installation, extended warranty, customer support, consulting, training and education. It also can include certain revenue generated from the resale of equipment purchased on behalf of customers for installation service contracts we perform for customers. Such equipment may include towers, antennas, and other related materials.
Under our revenue recognition policy, revenue is recognized when all of the following criteria have been met:

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

We often enter into multiple contractual agreements with the same customer. Such agreements are reviewed to determine whether they should be evaluated as one arrangement. If an arrangement, other than a long-term contract, requires the delivery or performance of multiple deliverables or elements, we determine whether the individual elements represent “separate units of accounting”. Based on the terms and conditions of our typical product sales arrangement, we believe that our products and services can be accounted for as separate units because our products and services have value to our customers on a stand-alone basis.
When a sale involves multiple deliverables, the entire fee from the arrangement is allocated to each unit of accounting based on the relative selling price of each deliverable. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, which is typically the case, we use our best estimate of selling price (“ESP”) for that deliverable. Revenue allocated to each element is then recognized when the other revenue recognition criteria are met for each element. Accordingly, services not yet performed at the time of product shipment are deferred based on their relative selling price and recognized as revenue as such services are performed. The relative selling price of any undelivered products is also deferred at the time of shipment and recognized as revenue when these products are delivered. There is generally no customer right of return in our sales agreements. The sequence for typical multiple element arrangements: we deliver our products, perform installation services and then provide post-contract support services.
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
Some of our products have both software and non-software components that function together to deliver the product’s essential functionality. We have determined that the software element in our core microwave products is incidental in accordance with the software revenue recognition rules. Accordingly, these products were not within the scope of the software revenue recognition rules, ASC 985-605, Software Revenue Recognition.
In addition to the software in our core microwave product which is not within the scope of the software revenue recognition rules, some of our sales arrangements have multiple deliverables containing software and related software support components. Such sale arrangements are subject to the accounting guidance in ASC 985-605, Software-Revenue Recognition. Under the software revenue recognition guidance, we use the residual method to recognize revenue when a multiple element arrangement includes one or more elements to be delivered at a future date and VSOE of fair value of all undelivered elements exists. If VSOE can be established for the undelivered elements of an arrangement, we recognize revenue following the residual method. If VSOE cannot be established for the undelivered elements of an arrangement, we defer revenue until the earlier of delivery, or fair value of the undelivered element exists, unless the undelivered element is a service, in which the entire arrangement fee is recognized ratably over the period during which the services are expected to be performed.
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
Presentation of Transactional Taxes Collected from Customers and Remitted to Government Authorities
We present transactional taxes such as sales and use tax collected from customers and remitted to governmental authorities on a net basis.
Share-Based Compensation
We have issued stock options, restricted stock and performance shares under our 2007 Stock Equity Plan and have assumed stock options from the Stratex acquisition. We estimate the grant date fair value of our share-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term.
To estimate the fair value of our stock option awards, we use the Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Due to the inherent limitations of option-valuation models, including consideration of future events that are unpredictable and the estimation process utilized in determining the valuation of the share-based awards, the ultimate value realized by our employees may vary significantly from the amounts expensed in our financial statements. For restricted stock and performance share awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant.
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
We estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ significantly from initial estimates. Share-based compensation expense is recorded net of estimated forfeitures such that expense was recorded only for those share-based awards that are expected to vest.
Cash flows, if any, resulting from the gross benefit of tax deductions related to share-based compensation in excess of the grant date fair value of the related share-based awards are presented as part of cash flows from financing activities. This amount is shown as a reduction to cash flows from operating activities and an increase to cash flow from financing activities.
Net Income (Loss) per Share of Common Stock
We compute net income (loss) per share of common stock using the two-class method. Basic net income (loss) per share is computed using the weighted average number of common shares and participating securities outstanding. Our unvested restricted shares (including restricted stock awards and performance share awards) contain rights to receive non-forfeitable dividends and therefore are considered to be participating securities and would be included in the calculations of net income per basic and diluted common share. However, we incurred a net loss in all periods presented. In accordance with Accounting Standard Codification ("ASC") subtopic 260-10, undistributed losses are not allocated to unvested restricted shares due to the fact that the unvested restricted shares are not contractually obligated to share in the losses of the company.
As we incurred net loss for all periods in fiscal 2012, 2011 and 2010, potential dilutive securities from stock options,

restricted shares and stock units have been excluded from the diluted net loss per share computations as their effect was anti-dilutive. Because the exercise prices of the outstanding stock options were greater than the average market price of our shares during the applicable year, the number of option shares excluded from the diluted loss per share calculations determined by applying the treasury stock method were not significant during all periods in fiscal 2012, 2011 and 2010.
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
Research and Development Costs
Our sponsored research and development costs, which include costs in connection with new product development, improvement of existing products, process improvement, and product use technologies, are charged to operations in the period in which they are incurred.
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

Note 2. Acquisitions and Divestitures
Acquisition of Telsima
In February 2009, we acquired Telsima Corporation (“Telsima”) for $13.1 million in cash. Telsima was a privately-held leading developer and provider of WiMAX Forum Certified(™) products for use in next generation broadband wireless networks. We completed the Telsima Acquisition to acquire WiMAX(™) technology and products for use in next-generation broadband wireless networks and to enhance our ability to expand into new and emerging markets.
The Telsima acquisition was accounted for as a purchase business combination and we recorded a total of $6.2 million of goodwill. During the fourth quarter of fiscal 2010, subsequent to one year from the date of acquisition, we recorded a $1.2 million gain in other income on our consolidated statement of operations from the final settlement of the purchase price.
WiMAX Discontinued Operations
In March 2011, our board of directors approved a plan for the sale of our WiMAX business. On September 2, 2011, we sold to EION Networks, Inc. (“EION”) our WiMAX business and related assets consisting of certain technology, inventory and equipment. We assigned customer contracts for WiMAX products and maintenance and agreed to license related patents to EION. We also agreed to indemnification for customary seller representations and warranties, and the provision of transitional services. As consideration for the sale of assets, EION agreed to pay us $0.4 million in cash and up to $2.8 million in additional cash payments contingent upon specific factors related to future WiMAX business performance. Currently we are not able to estimate the amount of consideration that we will receive beyond the $0.4 million nor the probability of any such payment. Accordingly, any future consideration will be recorded as a contingent gain in the period that it is received. EION is also entitled to receive cash payments up to $2.0 million upon collections of certain WiMAX accounts receivable, of which $1.4 million has been paid by us to EION as of June 29, 2012
From the third quarter of fiscal 2011, we began accounting for the WiMAX business as a discontinued operation therefore the operating results of our WiMAX business are included in discontinued operations in our Consolidated Financial Statements for all years presented. We recognized a $1.9 million loss on disposition in fiscal 2012 and a $9.5 million impairment charge on WiMAX assets held for sale in fiscal 2011. At June 29, 2012 and July 1, 2011, our accrued liabilities related to the disposition of WiMAX business were $0.6 million and $0.3 million, respectively.
Summary results of operations for the WiMAX business were as follows:

	Fiscal Year
	2012	2011	2010
	(In millions)
Revenues	$1.6	$20.6	$13.4
Loss from operations of WiMAX	$(6.5)	$(31.7)	$(21.8)
Loss on disposal	(1.9)	—	—
Income taxes	(0.2)	—	—
Total loss from discontinued operations	$(8.6)	$(31.7)	$(21.8)

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

Note 3. Goodwill and Identifiable Intangible Assets
Goodwill
Our goodwill for fiscal 2012, 2011 and 2010 resulted from our acquisition of Telsima Corporation in fiscal 2009. The changes in the carrying amount of goodwill were as follows:

Amount
(In millions)
Balance as of July 2, 2010	$6.2
Goodwill allocated to WiMAX business	(0.6)
Balance as of July 1, 2011	5.6
Goodwill impairment charges	(5.6)
Balance as of June 29, 2012	$—
In the third quarter of fiscal 2011, in conjunction with the reclassification of WiMAX business as a discontinued operation, $0.6 million of goodwill was allocated to the WiMAX business. Concurrently we performed an impairment review and recorded a $0.6 million impairment charge for WiMAX business goodwill, which was included in loss from discontinued operations. We also performed impairment reviews on the remaining $5.6 million goodwill, and determined that there was no impairment as of July 1, 2011.
In the second quarter of fiscal 2012, we concluded that a goodwill impairment indicator existed due to a significant decline in our market capitalization. Therefore we performed a goodwill impairment analysis and recorded a $5.6 million goodwill impairment charge in the quarter.
Identifiable Intangible Assets
A summary of our identifiable intangible assets is presented below:

	Purchased Technology	Trade_ Names	Customer Relationships	Total Identifiable Intangible Assets
	(In millions)
Net identifiable intangible assets as of July 2, 2010	$2.0	$3.6	$1.9	$7.5
Less: amortization expense	(0.7)	(2.3)	(0.4)	(3.4)
Net identifiable intangible assets as of July 1, 2011	1.3	1.3	1.5	4.1
Less: amortization expense	(0.7)	(1.3)	(0.3)	(2.3)
Net identifiable intangible assets as of June 29, 2012	$0.6	$—	$1.2	$1.8
Amortization expenses:
Fiscal 2012	$0.7	$1.3	$0.3	$2.3
Fiscal 2011	$0.7	$2.3	$0.4	$3.4
Fiscal 2010	$8.2	$2.6	$3.0	$13.8
Impairment charges:
Fiscal 2010	$49.5	$—	$13.7	$63.2
Weighted average estimated useful life (in years)	3.0	1.6	5.0
Our identifiable intangible assets are being amortized over their useful estimated economic lives, which range from one to five years.
In the fourth quarter of fiscal 2010, we concluded that an impairment indicator for our identifiable intangible assets existed due to a decline in our market capitalization and recent and expected financial performance. The undiscounted cash flow and fair value calculations related to the developed technology were estimated based on a relief-from-royalty method, and the calculations related to the customer relationships were estimated based on an excess earnings method considering future sales and operating costs. Discount rates ranging from 28% to 30% were applied to the cash flows used in the fair value calculations of intangible assets. The results of our impairment test indicated impairment related to certain amortizable intangible assets (developed technology and customer relationships), since the estimated undiscounted cash flows for these assets were less than their respective carrying values. Accordingly, we recorded impairment charges of $63.2 million for identifiable intangible assets in fiscal 2010.
At June 29, 2012, we estimate our future amortization of identifiable intangible assets with definite lives by year as follows:

Fiscal Year	Amount
(In millions)
2013	$1.0
2014	0.4
2015	0.4
$1.8

Note 4. Accumulated Other Comprehensive Income (Loss)
The changes in components of our accumulated other comprehensive income (loss) during fiscal 2012, 2011 and 2010 are as follows:

	Foreign Currency Translation Adjustment (“CTA”)	Hedging Derivatives	Total Accumulated Other Comprehensive (Loss) Income
	(In millions)
Balance as of July 3, 2009	$(4.4)	$(0.4)	$(4.8)
Foreign currency translation gain	1.5	—	1.5
Net unrealized gain on hedging activities	—	0.7	0.7
Balance as of July 2, 2010	(2.9)	0.3	(2.6)
Transfer from CTA to other loss resulting from the liquidation foreign entities	0.6	—	0.6
Foreign currency translation loss	(0.3)	—	(0.3)
Net unrealized loss on hedging activities	—	(0.4)	(0.4)
Balance as of July 1, 2011	(2.6)	(0.1)	(2.7)
Foreign currency translation loss	(1.4)	—	(1.4)
Net unrealized loss on hedging activities	—	0.1	0.1
Balance as of June 29, 2012	$(4.0)	$—	$(4.0)

Note 5. Balance Sheet Components
Receivables
Our receivables are summarized below:

	June 29, 2012	July 1, 2011
	(In millions)
Accounts receivable	$105.8	$143.2
Notes receivable due within one year	1.1	4.0
	106.9	147.2
Less allowances for collection losses	(16.2)	(14.2)
	$90.7	$133.0
Inventories
Our inventories are summarized below:

	June 29, 2012	July 1, 2011
	(In millions)
Finished products	$49.2	$41.4
Work in process	6.9	6.5
Raw materials and supplies	0.7	2.7
	$56.8	$50.6
Deferred cost of sales included within finished goods	$11.2	$13.9
During fiscal 2012, 2011 and 2010, we recorded charges to adjust our inventory and customer service inventory to the lower of cost or market. These charges were primarily due to excess and obsolete inventory resulting from product transitioning and discontinuance and were as follows:

	Fiscal Year
	2012	2011	2010
	(In millions)
Excess and obsolete inventory charges	$1.7	$13.7	$27.7
Customer service inventory write-downs	1.7	0.8	1.9
	$3.4	$14.5	$29.6
As % of revenue	0.8%	3.2%	6.4%
Property, Plant and Equipment
Our property, plant and equipment are summarized below:

	June 29, 2012	July 1, 2011
	(In millions)
Land	$0.7	$0.7
Buildings and leasehold improvements	10.7	10.1
Software	7.2	6.7
Machinery and equipment	45.0	45.1
	63.6	62.6
Less accumulated depreciation and amortization	(41.9)	(41.0)
	$21.7	$21.6
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
Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was $4.9 million, $8.6 million and $20.0 million, respectively, in fiscal 2012, 2011 and 2010.
Accrued Warranties
We have accrued for the estimated cost to repair or replace products under warranty at the time of sale. Changes in our warranty liability, which is included as a component of other accrued expenses on the consolidated balance sheets, during the fiscal years ended June 29, 2012 and July 1, 2011 are as follows:

	Fiscal Year Ended
	June 29, 2012	July 1, 2011
	(In millions)
Balance as of the beginning of the fiscal year	$2.8	$3.2
Warranty provision for revenue recorded during the period	3.7	2.5
Settlements made during the period	(3.5)	(2.9)
Balance as of the end of the period	$3.0	$2.8

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
The carrying amounts, estimated fair values and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of June 29, 2012 and July 1, 2011 are as follows:

	June 29, 2012		July 1, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
	(In millions)
Assets:
Cash equivalents:
Time deposits	$—	$—	$1.9	$1.9	Level 2
Money market funds	$61.8	$61.8	$65.0	$65.0	Level 1
Other current assets
Foreign exchange forward contracts	$0.1	$0.1	$0.2	$0.2	Level 2
Liabilities:
Other accrued expenses
Foreign exchange forward contracts	$0.1	$0.1	$0.1	$0.1	Level 2
We classify investments within Level 1 if quoted prices are available in active markets. Our level 1 investments include shares in prime money market funds purchased from two major financial institutions. As of June 29, 2012, these money market shares were valued at $1.00 net asset value per share by these financial institutions.
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
Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During fiscal 2012, 2011 and 2010, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.
Note 7. Redeemable Preference Shares
During fiscal 2007, our Singapore subsidiary issued 8,250 redeemable preference shares to the U.S. parent company which, in turn, sold the shares to two unrelated investment companies at par value for total sale proceeds of $8.3 million. Upon original issuance in fiscal 2007, our former majority stockholder, Harris Corporation, guaranteed redemption of these preference shares directly with these two unrelated investment companies through the existence of put option arrangements. During May 2009, one of these unrelated investment companies exercised a put option with Harris and sold its entire interest in 3,250 redeemable preference shares at face value to Harris.
These redeemable preference shares represented less than a 1% interest in our Singapore subsidiary. The redeemable preference shares had an automatic redemption date of January 2017, which is 10 years from the date of issue. Preference dividends were cumulative and payable quarterly in cash at the rate of 12% per annum. Preference dividends totaling $0.6 million, $1.0 million and $1.0 million, respectively, for fiscal 2012, 2011 and 2010, were recorded as interest expense in the accompanying consolidated statements of operations.
In an agreement dated June 30, 2011 by and among Harris, the Company and our Singapore subsidiary, we agreed to redeem the shares on the fifth anniversary of the date of issuance, which was January 30, 2012, at the stated redemption amount of 105% of their face value. In consideration for the early redemption, Harris agreed to waive the 5% premium for the amount that would otherwise be payable to them and to reimburse us for the 5% premium that is payable to the remaining stockholder. Accordingly, the $8.3 million redemption price for these shares was classified as a current liability as of July 1, 2011. On January 30, 2012, the preference shares were redeemed in accordance with the provisions of the redemption agreement and we funded the redemption with proceeds of $8.3 million from a two-year term loan under our credit facility with Silicon Valley Bank as described in Note 8 below.

Note 8. Credit Facility and Debt

During the quarter ended October 1, 2010, we terminated our previous credit facility with two commercial banks and entered into a new $40.0 million credit facility with Silicon Valley Bank ("SVB") for an initial term of one year expiring on September 30, 2011. We repaid the outstanding debt of $5.0 million under the previous credit facility on October 1, 2010 with the proceeds of a new loan under the new facility in the amount of $6.0 million in demand borrowings. Near September 30, 2011, the availability of the facility was extended and, on November 2, 2011, the facility was amended to expire on February 28, 2014 and provide for a two-year term loan for up to $8.3 million that we used to fund the redemption of the preference shares issued by our Singapore subsidiary. On January 30, 2012, we drew down the $8.3 million term loan which was for two years maturing on January 31, 2014 and provided for 24 equal monthly principal payments.
Our current SVB credit facility provides for a committed amount of $40.0 million. The facility provides for (1) demand borrowings (with no stated maturity date other than the February 28, 2014 expiration of the facility); (2) fixed term Eurodollar loans for up to six months, (3) the two-year term loan in the initial amount of $8.3 million drawn down on January 30, 2012, and (4) the issuance of standby or commercial letters of credit. As of June 29, 2012, available credit under this credit facility was $20.1 million reflecting borrowings of $12.9 million and outstanding letters of credit of $7.0 million.
As of June 29, 2012, our total outstanding debt under the SVB facility was $12.9 million, which consisted of the $6.0 million demand borrowings drawn in fiscal 2011 and the $6.9 million outstanding balance related to the $8.3 million two-year term loan, of which $4.1 million was classified as current. Based on the management's intent not to repay the demand borrowings within the next year, the $6.0 million demand borrowings were classified as long-term debt as of June 29, 2012. Prior year balance was also reclassified from current to long-term to conform with current year presentation.
Demand borrowings carry an interest rate computed at the daily prime rate as published in the Wall Street Journal. Interest on Eurodollar loans is offered at LIBOR plus a spread of between 2.00% to 2.75% based on our current leverage ratio. The interest rate on Eurodollar loans was set initially at a spread of 2.75% for the fiscal quarter ended October 1, 2010 and is adjustable quarterly thereafter based on the computed actual leverage ratio for the most recently completed fiscal quarter. As of June 29, 2012. the weighted average interest rate on our demand borrowings was 3.25%. The two-year term loan is at a fixed interest rate of 5% per annum and provides for equal monthly payments of principal. The SVB facility contains a minimum liquidity ratio covenant and a minimum profitability covenant. As of June 29, 2012, we were in compliance with these financial covenants. The facility also imposes certain restrictions on our ability to pay dividends or make distributions to our stockholders under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the credit facility. Pursuant to the loan and security agreement, if a material adverse event occurs, as determined by SVB in its judgment, all obligations in connection with the agreement would be immediately due and payable.
Note 9. Restructuring Activities
Fiscal 2011 Plan
During the first quarter of fiscal 2011, we initiated a restructuring plan (the “Fiscal 2011 Plan”) to reduce our operational costs . The Fiscal 2011 Plan was intended to bring our cost structure in line with the changing dynamics of the worldwide microwave radio and telecommunication markets, primarily in North America, Europe and Asia. The following table summarizes our costs incurred during fiscal 2012 and 2011, estimated additional costs to be incurred and estimated total costs expected to be incurred as of June 29, 2012 under the Fiscal 2011 Plan:

	Costs Incurred During Fiscal Year Ended		Cumulative Costs Incurred Through June 29, 2012	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
	June 29, 2012	July 1, 2011
	(in millions)
Severance and benefits	$0.9	$10.5	$11.4	$1.0	$12.4
Facilities and other	1.4	2.2	3.6	0.4	4.0
Total for Fiscal 2011 Plan	$2.3	$12.7	$15.0	$1.4	$16.4
During fiscal 2011, our severance and benefits charges under the Fiscal 2011 Plan for North America region related to reductions in force for the downsizing of the Morrisville, North Carolina office, reductions in force in Canada of their finance, human resources, IT and engineering functions, and the reductions in force resulting from the sale of our NetBoss assets. The severance and benefits for International region related primarily to reductions in personnel located in our field offices during fiscal 2011. Facilities and other charges in fiscal 2011 included obligations under non-cancelable leases for facilities that we ceased to use at the Morrisville, North Carolina office upon the permanent downsizing of that office.
During fiscal 2012, we continued executing restructuring activities to reduce our operating costs worldwide under the Fiscal 2011 Plan. The $1.4 million facilities charges primarily related to the sublease and relocation of our Morrisville, North Carolina office and Montreal office during the period.

As of June 29, 2012, we have substantially completed our initiatives under the Fiscal 2011 Plan and intend to wind down certain remaining restructuring activities in fiscal 2013.
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
The following table summarizes our costs incurred during fiscal 2011 and 2010 and total costs incurred under the Fiscal 2009 Plan:

	Costs Incurred During Fiscal Year Ended		Total Restructuring Costs Incurred (Completed in Q4 Fiscal 2011)
	July 1, 2011	July 2, 2010
	(in millions)
Severance and benefits	$2.5	$4.6	$15.0
Facilities and other	0.2	2.5	3.0
Total for Fiscal 2009 Plan	$2.7	$7.1	$18.0
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
Restructuring Liabilities
The information in the following table summarizes our restructuring activities during fiscal 2012, 2011 and 2010 and restructuring liability as of June 29, 2012:

	Severance and Benefits	Facilities and Other	Total
	(In millions)
Restructuring liability as of July 3, 2009	$2.5	$5.3	$7.8
Provision related to Fiscal 2009 Plan	4.6	2.5	7.1
Cash payments	(4.9)	(3.6)	(8.5)
Restructuring liability as of July 2, 2010	2.2	4.2	6.4
Provision related to Fiscal 2011 Plan	10.5	2.2	12.7
Provision related to Fiscal 2009 Plan	2.5	0.2	2.7
Cash payments	(12.0)	(4.8)	(16.8)
Restructuring liability as of July 1, 2011	3.2	1.8	5.0
Provision related to Fiscal 2011 Plan	0.9	1.4	2.3
Cash payments	(3.1)	(2.0)	(5.1)
Restructuring liability as of June 29, 2012	$1.0	$1.2	$2.2
Current portion of restructuring liability as of June 29, 2012			$1.5
Long-term portion of restructuring liability as of June 29, 2012			$0.7

Note 10. Stockholders’ Equity

Stock Incentive Programs
2007 Stock Equity Plan
As of June 29, 2012, we had one stock incentive plan for our employees and outside directors, the 2007 Stock Equity Plan, as amended and restated effective November 17, 2011 (the “2007 Stock Plan”). The 2007 Stock Plan provides for accelerated vesting of certain share-based awards if there is a change in control. The 2007 Stock Plan provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units.
Under the 2007 Stock Plan, option exercise prices are equal to the fair market value on the date the options are granted using our closing stock price. Options may be exercised for a period set at the time of grant, generally 7 years after the date of grant, and they generally vest in installments of 50% one year from the grant date and 25% each year thereafter, one-third annually over a three-year period from date of grant, or one-fourth annually over a four-year period from date of grant. Stock options are issued to directors annually and generally cliff vest (i.e. vest in full) one year from grant date.
We issued time-based restricted stocks under our various annual or long-term incentive programs ("AIP" or "LTIP"), as well as our global equity program ("GEP") which was implemented in fiscal 2012. Restricted stock is not transferable until vested and the restrictions lapse upon the achievement of continued employment or service over a specified time period. Restricted stock issued to employees generally vests one-third annually over a three year period from date of grant or cliff vests three years after grant date. Restricted stock is issued to directors annually and generally cliff vests one year from grant date.
We issued performance shares under our AIP, LTIP and GEP, as well as our product development incentive programs (“PDIP”). Vestings of performance share awards under our AIP, LTIP or GEP are subject to financial performance criteria including meeting revenue, operating income, or cash flow targets for the periods as defined in the programs and continued employment at the end of the periods. Performance shares under our PDIPs were issued to employees related to several new product development projects and are vested upon achievement of the product development milestones as defined in the programs. The final determination of the number of performance shares vesting in respect of an award is determined by our board of directors, or a committee of our board.
Upon the exercise of stock options, vesting of restricted stock awards and units, or vesting of performance share awards and units, we issue new shares of our common stock to our employees. All awards which are cancelled prior to vesting or expire unexercised are returned to the share pool and made available for future awards. Shares of our common stock remaining available for future issuance under the 2007 Stock Plan totaled 6,597,515 as of June 29, 2012. Currently, we do not anticipate repurchasing shares to provide a source of shares for our rewards of share-based compensation.
Acquisition Plan
We assumed all of the former Stratex outstanding stock options as of January 26, 2007, as part of the Stratex acquisition. The outstanding former Stratex options became fully vested in fiscal 2011.
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees are entitled to purchase shares of our common stock at a 5% discount from the fair market value at the end of a three-month purchase period. As of June 29, 2012, 813,766 shares were reserved for future issuances under the ESPP. We issued 21,835 shares under the ESPP during fiscal 2012.
Share-Based Compensations
Total compensation expense for share-based awards included in our consolidated statements of operations for fiscal 2012, 2011 and 2010 was as follows:

	Fiscal Year
(In millions)	2012	2011	2010
By Expense Category:
Cost of product sales and services	$0.7	$0.4	$0.2
Research and development	0.9	1.9	0.6
Selling and administrative	3.6	2.3	2.4
Discontinued operations	—	0.2	—
Total share-based compensation expense	$5.2	$4.8	$3.2
By Types of Award:
Options	$2.6	$2.4	$2.5
Restricted stock awards	1.8	1.2	1.0
Performance shares	0.8	1.2	(0.3)
Total share-based compensation expense	$5.2	$4.8	$3.2
As of June 29, 2012, there was $6.1 million of total unrecognized compensation expense related to nonvested stock options and restricted stock awards and units granted under our 2007 Stock Equity Plan. This expense is expected to be recognized over a weighted-average period of 1.9 years.
Stock Options
A summary of the combined stock option activity under our equity plans during fiscal 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	($ in millions)
Options outstanding as of July 1, 2011	3,784,911	$7.70	4.53	$1.2
Granted	2,955,710	$2.33
Exercised	—
Forfeited	(981,166)	$5.05
Expired	(86,366)	$23.73
Options outstanding as of June 29, 2012	5,673,089	$4.96	5.27	$1.3
Options exercisable as of June 29, 2012	2,171,489	$8.23	3.81	$—
Options vested and expected to vest as of June 29, 2012	5,279,334	$5.14	5.10	$1.2
The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on June 29, 2012 of $2.80 and the exercise price for in-the-money options that would have been received by the optionees if all options had been exercised on June 29, 2012. The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.
Additional information related to our stock options is summarized below:

	Fiscal Year
(In millions, except per share amounts)	2012	2011	2010
Weighted average grant date fair value per share granted	$1.22	$2.41	$3.16
Intrinsic value of options exercised	$—	$—	$—
Fair value of options vested	$3.0	$2.6	$1.9
The fair value of each option grant under our 2007 Stock Equity Plan was estimated using the Black-Scholes option pricing model on the date of grant. A summary of the significant weighted average assumptions we used in the Black-Scholes valuation model is as follows:

	Fiscal Year
	2012	2011	2010
Expected dividends	—%	—%	—%
Expected volatility	65.9%	63.7%	61.1%
Risk-free interest rate	0.73%	1.32%	2.35%
Expected term (years)	4.46	4.35	4.41
Expected volatility is based on a hybrid method of implied volatility for the expected term of the options from our stock price and a group of peer companies whose share prices are publicly available. The expected term of the options is calculated using the simplified method described in the SEC’s Staff Accounting Bulletins Topic 14.D.2. We use the simplified method because we do not have sufficient stock option exercise data and the types of employees that receive share option grants have been significantly changed due to the implementation of our 2012 global equity plan, under which we granted share-based awards to employees who are not eligible for the long-term incentive programs. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is zero because we have not historically paid dividends and have no intention to pay dividends.The following summarizes all of our stock options outstanding and exercisable as of June 29, 2012:

	Options Outstanding
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
Actual Range of Exercise Prices				Number Exercisable	Weighted Average Exercise Price
		(Years)
$1.72 — $2.11	1,288,100	6.37	$2.08	—
$2.37 — $2.71	1,506,681	6.39	$2.55	—
$2.97 — $5.97	1,355,220	4.86	$4.97	925,523	$5.10
$6.00 — $16.04	1,370,723	3.41	$8.49	1,093,601	$9.05
$16.27 — $24.60	152,365	2.21	$21.32	152,365	$21.32
$1.72 — $24.60	5,673,089	5.19	$4.96	2,171,489	$8.23
Restricted Stock
A summary of the status of our restricted stock as of June 29, 2012 and changes during fiscal 2012 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding as of July 1, 2011	732,120	$5.03
Granted	1,029,686	$2.53
Vested and released	(251,338)	$5.07
Forfeited	(208,154)	$3.41
Restricted stock outstanding as of June 29, 2012	1,302,314	$3.01
The fair value of each restricted stock grant is based on the closing price of our common stock on the date of grant and is amortized to compensation expense over its vesting period. The total fair value of restricted stock that vested during fiscal 2012, 2011 and 2010 was $0.6 million, $0.7 million and $1.6 million, respectively.
Performance Share Awards
A summary of the status of our performance shares as of June 29, 2012 and changes during fiscal 2012 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Performance shares outstanding as of July 1, 2011	931,418	$4.56
Granted	921,979	$2.53
Vested and released	(122,485)	$4.04
Forfeited due to target thresholds not achieved	(283,216)	$3.21
Forfeited due to terminations	(130,896)	$4.75
Performance shares outstanding as of June 29, 2012	1,316,800	$3.63
The fair value of each performance share is based on the closing price of our common stock on the date of grant and is amortized to compensation expense over its vesting period if achievement of the performance conditions is considered probable. Any previously recognized compensation cost would be reversed if the performance condition is not satisfied or if it is not probable that the performance conditions will be achieved.
The total fair value of performance share awards that vested during fiscal 2012, 2011 and 2010 was $0.3 million, $1.2 million and $0.0 million, respectively.
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

Note 11. Segment and Geographic Information
We operate in one reportable business segment: the design, manufacturing and sale of a range of wireless networking products, solutions and services. We conduct business globally and our sales and support activities are managed on a geographic basis. Our Chief Executive Officer is the Chief Operating Decision Maker (the “CODM”). As of the third quarter of fiscal 2012, we were organized into two geographic segments: North America and International. During the fourth quarter of fiscal 2012, we re-evaluated our reportable segments primarily due to changes in our management, transition of our products to a common product platform across all geographies, streamlining of our business and substantial completion of our restructuring plan in fiscal 2012. Our CODM manages our business primarily by function globally and reviews financial information on a consolidated basis, accompanied by disaggregated information about revenues by geographic region, for purposes of allocating resources and evaluating financial performance. The profitability of our former geographic segments is not a determining factor in allocating resources and the CODM does not evaluate profitability below the level of the consolidated company.
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for 2012, 2011 and 2010 are as follows:

	Fiscal Year
(In millions)	2012	2011	2010
North America	$164.9	$160.4	$174.8
Africa and Middle East	147.7	143.6	162.8
Europe and Russia	53.6	73.4	46.4
Latin America and Asia Pacific	77.8	74.7	81.5
Total Revenue	$444.0	$452.1	$465.5

Revenue by country comprising more than 5% of our sales to unaffiliated customers for fiscal 2012, 2011 and 2010 are as follows:

(In millions, except %)	Revenue	% of Total Revenue
Fiscal 2012:
United States	$161.6	36.4%
Nigeria	$94.5	21.3%
France	$27.9	6.3%
Fiscal 2011:
United States	$147.2	32.6%
Nigeria	$78.0	17.3%
Fiscal 2010:
United States	$157.1	33.8%
Nigeria	$83.8	18.0%
Saudi Arabia	$33.0	7.1%

Long-lived assets consisted primarily of identifiable intangible assets and property, plant and equipment. Long-lived assets by location as of June 29, 2012 and July 1, 2011 are as follows:

(In millions)	June 29, 2012	July 1, 2011
United States	$15.5	$16.0
Singapore	2.4	4.8
United Kingdom	3.6	3.7
Other countries	3.6	3.5
Total	$25.1	$28.0

Note 12. Income Taxes
Loss from continuing operations before provision for (benefit from) income taxes during fiscal year 2012, 2011 and 2010 is as follows:

	2012	2011	2010
	(In millions)
United States	$(5.6)	$(32.3)	$(80.4)
Foreign	(8.4)	(12.4)	(31.8)
Total	$(14.0)	$(44.7)	$(112.2)
Provision (benefit) for income taxes from continuing operations for fiscal year 2012, 2011 and 2010 are summarized as follows:

	2012	2011	2010
	(In millions)
Current provision:
United States	$0.1	$0.1	$(4.4)
Foreign	1.4	2.0	4.8
State and local	—	—	—
	1.5	2.1	0.4
Deferred provision (benefit):
United States	—	—	—
Foreign	—	12.0	(4.2)
State and local	—	—	—
	—	12.0	(4.2)
Total provision (benefit)	$1.5	$14.1	$(3.8)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate from continuing operations for fiscal year 2012, 2011 and 2010:

	2012	2011	2010
Statutory U.S. Federal tax rate	(35.0)%	(35.0)%	(35.0)%
Valuation allowances	12.8%	51.9%	5.7%
State and local taxes, net of U.S. Federal tax benefit	(1.7)%	(3.4)%	(0.5)%
Goodwill impairment not deductible	6.6%	0.2%	0.9%
Foreign income taxed at rates less than the U.S. statutory rate	4.4%	9.0%	7.6%
Dividend from foreign subsidiary	12.1%	—%	15.6%
Foreign Branch Income/Withholding Taxes	7.2%	6.3%	1.6%
Other	4.4%	2.5%	0.7%
Effective tax rate	10.8%	31.5%	(3.4)%
The income tax expense from continuing operations for fiscal year 2012 was $1.5 million. The variation between our income tax expense from continuing operations and income tax benefit at the statutory rate of 35% on our pre-tax loss of $14.0 million was primarily attributable to losses in tax jurisdictions in which we cannot recognize a tax benefit. The tax expense for fiscal year 2012 of $1.5 million million was primarily attributable to profitable foreign entities for which we have accrued income taxes.
The income tax expense from continuing operations for fiscal year 2011 was $14.1 million. The variation between our income tax expense from continuing operations of $14.1 million and income tax benefit at the statutory rate of 35% on our pre-tax loss of $44.7 million was primarily due to an $11.3 million increase in valuation allowance for Singapore deferred tax assets as of the beginning of fiscal 2011 and a $1.4 million foreign branch withholding tax accrual. The expense was partially offset by a valuation allowance release of $1.6 million on Mexico deferred tax assets as of the beginning of fiscal year 2011.
The components of deferred tax assets and liabilities are as follows:

	June 29, 2012		July 1, 2011
	Current	Non-Current	Current	Non-Current
	(In millions)
Deferred tax assets:
Inventory	$9.9	$—	$16.2	$—
Accruals and reserves	4.2	0.1	6.2	0.1
Unrealized impairment loss	—	—	3.7	—
Bad debts	4.6	—	3.8	—
Depreciation	—	3.8	—	4.3
Amortization	—	12.3	—	11.9
Stock compensation	—	4.6	—	5.4
Deferred revenue	—	1.9	—	2.9
Unrealized exchange gain/loss	3.5	—	3.4	—
Other	—	4.6	—	5.1
Tax credit carryforwards	—	14.8	—	13.8
Tax loss carryforwards	—	130.1	—	121.1
Total deferred tax assets	22.2	172.2	33.3	164.6
Valuation allowance	(21.2)	(171.8)	(32.5)	(163.9)
Net deferred tax assets	1.0	0.4	0.8	0.7
Deferred tax liabilities:
Branch undistributed earnings reserve	1.3	0.1	0.9	0.5
Depreciation	—	0.8	—	0.9
Total deferred tax liabilities	1.3	0.9	0.9	1.4
Net deferred tax liability	$(0.3)	$(0.5)	$(0.1)	$(0.7)
Our valuation allowance related to deferred income taxes, as reflected in our consolidated balance sheet, was $193.0 million as of June 29, 2012 and $196.4 million as of July 1, 2011. The decrease in valuation allowance from fiscal 2011 to fiscal 2012 was primarily due to our release of valuation allowance on certain foreign jurisdiction's deferred tax assets.

Tax loss and credit carryforwards as of June 29, 2012 have expiration dates ranging between one year and no expiration in certain instances. The amount of U.S. federal tax loss carryforwards as of June 29, 2012 and July 1, 2011 were $271.0 million and $249.7 million and begin to expire in fiscal 2022. Credit carryforwards as of June 29, 2012 and July 1, 2011 were $20.9 million and $20.3 million and certain credits began to expire in fiscal 2012. The amount of foreign tax loss carryforwards as of June 29, 2012 and July 1, 2011 was $143.0 million and $163.9 million, respectively.
We established our international headquarters in Singapore and received a five year favorable tax ruling resulting from an application filed by us with the Singapore Economic Development Board (“EDB”) effective January 26, 2007. The tax incentive period ended on January 31, 2012. Due to the tax losses in Singapore, we did not realize any tax benefits in Singapore during fiscal year 2012.
United States income taxes have not been provided on basis differences in foreign subsidiaries of $6.3 million and $12.4 million as of June 29, 2012 and July 1, 2011, because of our intention to reinvest these earnings indefinitely. The residual U.S. tax liability, if such amounts were remitted, would be nominal.
We entered into a tax sharing agreement with Harris Corporation effective on January 26, 2007, the date of the merger. The tax sharing agreement addresses, among other things, the settlement process associated with pre-merger tax liabilities and tax attributes that are attributable to the MCD business when it was a division of Harris Corporation. There was no settlement payments recorded in fiscal year 2012, 2011 or 2010.
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain.
As of June 29, 2012 and July 1, 2011, we had a liability for unrecognized tax benefits of $13.4 million and $14.0 million for various federal, foreign, and state income tax matters. Unrecognized tax benefits decreased by $0.6 million. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $4.2 million as of both June 29,2012 and July 1, 2011.
We account for interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We did not accrue an additional amount for such interest as of June 29, 2012 and July 1, 2011. No penalties have been accrued.
We expect that the amount of unrecognized tax benefit may change in the next twelve months. We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits.
Our unrecognized tax benefit activity for fiscal 2012, 2011 and 2010 is as follows (in millions):

(In millions)	Amount
Unrecognized tax benefit as of July 3, 2009	$30.9
Additions for tax positions in prior periods	1.3
Decreases for tax positions in prior periods	(17.3)
Unrecognized tax benefit as of July 2, 2010	14.9
Additions for tax positions in prior periods	1.3
Decreases for tax positions in prior periods	(2.2)
Unrecognized tax benefit as of July 1, 2011	14.0
Additions for tax positions in current periods	—
Decreases for tax positions in prior periods	(0.6)
Unrecognized tax benefit as of June 29, 2012	$13.4
We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Singapore, and Nigeria. The earliest years still open and subject to potential audits for these jurisdictions are as follows: U.S. —2003; Singapore — 2005; Nigeria — 2004;
In fiscal year 2011, our Nigerian entity was notified that it was being audited for fiscal year 2004 through 2009 by the Federal Inland Revenue Service. During fiscal year 2012, the audit is still in the preliminary stage and we are working with the Federal Inland Revenue Service on responses to its inquires. In the current year, the Inland Revenue Authority of Singapore started a compliance review of our Singapore subsidiary for fiscal year 2007 through 2009.
Note 13. Derivative Financial Instruments and Hedging Activities

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
Our major foreign currency hedging activities are described below:
Cash Flow Hedges. We use currency forward contracts to hedge exposures related to certain forecasted foreign currency transactions relating to revenue, product costs, operating expenses and intercompany transactions. As of June 29, 2012, hedged transactions included our customer and intercompany backlog and outstanding purchase commitments denominated primarily in the Australian dollar, Euro, Polish zloty and South Africa rand. These derivatives are designated as cash flow hedges and typically have maturities from one to three months with a maximum of six months, which in general closely match the underlying forecasted transaction in duration.
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
As of June 29, 2012, it is expected that less than $0.1 million of derivative net loss on both outstanding and matured derivatives recorded in AOCI will be reclassified to net income or loss during the next twelve months as a result of underlying hedged transactions also being recorded in net income or loss. Actual amounts ultimately to be reclassified to net income or loss depend on the exchange rates in effect when currently outstanding derivative contracts mature.
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
The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of June 29, 2012 and July 1, 2011:

	June 29, 2012		July 1, 2011
(In millions)	Local Currency Amount	Notional Contract Amount (USD)	Local Currency Amount	Notional Contract Amount (USD)
Cash flow hedges:
Australian dollar	1.2	$1.2	0.6	$0.6
Euro	3.3	4.2	2.7	3.9
Polish zloty	6.4	1.9	8.7	3.1
Republic of South Africa rand	37.4	4.5	1.2	0.2
Other	N/A	0.4	N/A	1.6
Total cash flow hedges		12.2		9.4
Balance sheet hedges:
Australian dollar	2.4	2.4	1.6	1.7
Canadian dollar	1.5	1.5	4.2	4.3
Euro	4.9	6.2	15.1	21.3
Philippine peso	158.1	3.8	181.1	4.2
Polish zloty	18.9	5.6	23.8	8.4
Singapore dollar	0.8	0.6	2.6	2.1
Thailand baht	34.4	1.1	63.9	2.1
Republic of South Africa rand	24.1	2.9	39.1	5.7
Other	N/A	2.0	N/A	2.3
Total non-designated hedges		26.1		52.1
Total		$38.3		$61.5

The following table presents the fair value of derivative instruments included within our consolidated balance sheet as of June 29, 2012 and July 1, 2011:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	June 29, 2012	July 1, 2011	Balance Sheet Location	June 29, 2012	July 1, 2011
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$0.1	$0.1	Other accrued expenses	$0.1	$0.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	—	0.1	Other accrued expenses	—	—
Total derivatives		$0.1	$0.2		$0.1	$0.1

The following table summarizes the location and amount of the gains and losses on derivative instruments reported in our financial statements during fiscal 2012, 2011 and 2010:

	Fiscal Year
Locations of Gains (Losses) on Derivative Instruments	2012	2011	2010
	(In millions)
Designated as cash flow hedges (foreign exchange forward contracts):
Effective portion of gain (loss) recognized in OCI	$0.8	$(0.6)	$0.6
Effective portion of gain (loss) reclassified from AOCI into:
Revenue	$(0.9)	$0.4	$(0.2)
Cost of Products Sold	$0.1	$(0.1)	$0.2
Loss associated with excluded time value recognized in cost of product sales	$(0.2)	$(0.2)	$0.2
Gain (loss) due to hedge ineffectiveness recognized in cost of product sales	$—	$—	$0.1
Not designated as cash flow hedges (foreign exchange forward contracts):
Gain (loss) recognized in cost of product sales	$1.2	$(2.3)	$(0.4)
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
Note 14. Commitments and Contingencies

Operating Lease Commitments
We lease office and manufacturing facilities under non-cancelable operating leases expiring at various dates through April 2020. We lease approximately 129,000 square feet of office space in Santa Clara, California as our corporate headquarters. As of June 29, 2012, future minimum lease payments for our headquarters total $19.9 million through April 2020.
As of June 29, 2012, our future minimum commitments, net of $1.5 million future proceeds from non-cancelable subleases, for all non-cancelable operating leases with an initial lease term in excess of one year are as follows:

Fiscal Years Ending in June	Amounts
(In millions)
2013	$4.8
2014	4.2
2015	3.2
2016	3.1
2017	3.0
Thereafter	8.0
Total	$26.3
These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions.

Rental expense for operating leases, including rentals on a month-to-month basis was $9.3 million, $11.1 million and $12.7 million in fiscal 2012, 2011 and 2010, respectively.

Purchase Orders and Other Commitments
From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf in the event we cancel or terminate the purchasing agreement. It is not our intent, nor is it reasonably likely, that we would cancel a purchase order that we have executed. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, we have no basis to estimate any future liability under these agreements. As of June 29, 2012, we had purchase obligations with our suppliers or contract manufacturers of $44.9 million outstanding.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of June 29, 2012, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of June 29, 2012, we had commercial commitments of $88.7 million outstanding that were not recorded on our consolidated balance sheets as we have not historically had to pay out on the performance guarantees.
Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our software products infringe the intellectual property rights of a third party. To date we have not received any notice that any customer is subject to an infringement claim arising from the use of our software products; we have not received any request to defend any customers from infringement claims arising from the use of our software products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our software products. Because the outcome of infringement disputes is related to the specific facts of each case, and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of June 29, 2012, we had not recorded any liabilities related to these indemnifications.

Legal Proceedings
Certain of our former executive officers and directors were named in a complaint filed on July 18, 2011 in the United States District Court for the District of Delaware by plaintiff Howard Taylor. Plaintiff purports to bring this action derivatively on behalf of Aviat Networks, which is named as a nominal defendant. Plaintiff brings a claim for breach of fiduciary duty against the officer and director defendants based on the allegations of securities law violations alleged in the class action described above and also alleges that the defendants caused us to acquire MCD at an inflated price. Plaintiff seeks to recover unspecified damages and other relief on behalf of Aviat Networks, as well as payment of costs and attorneys fees. We filed a motion to dismiss on October 3, 2011 and are waiting for the court decision following the hearing on our motion to dismiss which was held on June 4, 2012. We intend to defend our interests in the litigation vigorously. Currently we are unable to determine whether a loss is probable or to reasonably estimate the loss amount related to this matter.
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
Contingent Liabilities
We have unresolved legal and tax matters, as discussed further in “Note 12. Income Taxes” and in this note. We record a loss contingency as a charge to operations when (i) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements; and (ii) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both those conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. We expense all legal costs incurred to resolve regulatory, legal and tax matters as incurred.
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

Note 15. Quarterly Financial Data (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Our fiscal quarters end on the Friday nearest the end of the calendar quarter. Summarized quarterly data for fiscal 2012 and 2011 are as follows:

	Q1 9/30/2011	Q2 12/30/2011	Q3 3/30/2012	Q4 6/29/2012
	(In millions, except per share amounts)
Fiscal 2012
Revenue	$111.4	$105.0	$111.6	$116.0
Gross margin	$32.7	$31.9	$34.3	$32.8
Operating loss	$(2.5)	$(8.6)	$(0.2)	$(1.4)
Net loss	$(6.8)	$(12.8)	$(3.2)	$(1.3)
Per share data:
Basic and diluted net loss per common share	$(0.12)	$(0.22)	$(0.05)	$(0.02)

	Q1 10/1/2010	Q2 12/31/2010	Q3 4/1/2011	Q4 7/1/2011
	(In millions, except per share amounts)
Fiscal 2011
Revenue	$100.4	$115.3	$115.5	$120.9
Gross margin	$26.3	$37.4	$31.6	$32.8
Operating loss	$(18.1)	$(3.0)	$(10.1)	$(3.4)
Net loss	$(21.3)	$(12.5)	$(36.9)	$(19.8)
Per share data:
Basic and diluted net loss per common share	$(0.36)	$(0.21)	$(0.63)	$(0.34)

The following tables summarize certain charges, expenses, gains and loss from discontinued operations included in our results of operations for each of the fiscal quarters presented:

	Q1 9/30/2011	Q2 12/30/2011	Q3 3/30/2012	Q4 6/29/2012
	(In millions)
Charges for product transition, product discontinuances and inventory mark-downs	$0.1	$0.9	$—	$—
Amortization of purchased technology and intangible assets	0.9	0.8	0.3	0.3
Restructuring charges	0.9	0.1	0.4	0.9
Goodwill impairment charges	—	5.6	—	—
NetBoss bad debt expenses and other	—	0.4	0.5	(0.1)
Transactional tax assessments	—	0.3	0.3	—
Share-based compensation expense	1.0	1.3	1.4	1.5
	$2.9	$9.4	$2.9	$2.6
Loss from discontinued operations	$3.1	$2.8	$2.4	$0.3

	Q1 10/1/2010	Q2 12/31/2010	Q3 4/1/2011	Q4 7/1/2011
	(In millions)
Charges for product transition, product discontinuances and inventory mark-downs	$—	$—	$3.3	$3.3
Amortization of purchased technology and intangible assets	0.8	0.9	0.8	0.9
Restructuring charges	5.6	3.4	4.3	2.1
Amortization of fair value adjustments related to fixed assets and inventory	0.1	0.1	—	—
Rebranding and transitional costs	0.2	0.6	0.1	—
Loss on sale of NetBoss assets	3.9	0.5	—	0.2
Transactional tax assessments	—	0.5	—	2.3
Liquidation of entities	—	—	—	0.8
Other	—	—	—	(0.9)
Share-based compensation expense	0.8	1.2	1.4	1.4
	$11.4	$7.2	$9.9	$10.1
Loss from discontinued operations	$4.3	$2.5	$11.3	$13.6
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

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2012.
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
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of June 29, 2012.
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

Item 9B. Other Information
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended June 29, 2012.

Item 10. Directors, Executive Officers and Corporate Governance
We adopted a Code of Conduct that is available at www.aviatnetworks.com. No amendments to our Code of Business Ethics or waivers from our Code of Conduct with respect to any of our executive officers or directors have been made. If, in the future, we amend our Code of Conduct or grant waivers from our Code of Conduct with respect to any of our executive officers or directors, we will make information regarding such amendments or waivers available on our corporate website (www.aviatnetworks.com) for a period of at least 12 months.
For information with respect to Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers of the Registrant.”
Information regarding our directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, by our directors and executive officers will appear in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on or about November 13, 2012 and is incorporated herein by reference.

Item 11. Executive Compensation
Information regarding our executive compensation will appear in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on or about November 13, 2012 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Summary
The following table provides information as of June 29, 2012, relating to our equity compensation plan pursuant to which grants of options, restricted stock and performance shares may be granted from time to time and the option plans and agreements assumed by us in connection with the Stratex acquisition:

Plan Category	Number of Securities to be Issued Upon Exercise of Options and Vesting of Restricted Stock and Performance Shares(1)	Weighted-Average Exercise Price of Outstanding Options(2)	Number of Securities Remaining Available for Further Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation plan approved by security holders(3)	5,775,642	$4.10	6,597,515
Equity Compensation plans not approved by security holders(4)	441,121	$15.12	—
Total	6,216,763	$4.96	6,597,515
 _________________________

(1)
Under the 2007 Stock Equity Plan, in addition to options, we have granted share-based compensation awards in the form of performance shares, restricted stock, performance share units and restricted stock units. As of June 29, 2012, there were 2,619,064 such awards outstanding under that plan. The outstanding awards consisted of (i) performance share awards at target and restricted stock awards, for which all 2,075,390 shares were issued and outstanding; and (ii) 543,674 performance share unit awards at target and restricted stock unit awards, for which all 543,674 were payable in shares but for which no shares were yet issued and outstanding. The 5,775,642 shares to be issued upon exercise of outstanding options and vesting of restricted stock units and performance share units as listed in the first column consisted of shares to be issued in respect of the exercise of 5,231,968 outstanding options and in respect of the 543,674 performance share unit awards and restricted stock units awards payable in shares.

(2)	Excludes weighted average fair value of restricted stock units and performance share units at issuance date.

(3)	Consists solely of our 2007 Stock Equity Plan, as amended and restated effective November 17, 2011.

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

The other information required by this item will appear in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on or about November 13, 2012 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, and director independence will appear under “Transactions with Related Persons” and “Corporate Governance” in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on or about November 13, 2012 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information regarding our principal accountant fees and services will appear in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on or about November 13, 2012 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report.
1. Financial Statements.
The financial statements of Aviat Networks, Inc. are set forth in Item 8 of this Annual Report on Form 10-K.
2. Financial Statement Schedules.
Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended June 29, 2012
All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements or notes thereto.
(b) Exhibits.
The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Ex. #	Description

2.1	Intentionally omitted

2.2	Intentionally omitted

2.3	Intentionally omitted

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

Ex. #	Description

4.1	Intentionally omitted

4.1.1
Specimen common stock certificate, adopted as of January 29, 2010 (incorporated by reference to Exhibit 4.1.1 to the Company’s Annual Report on Form 10-K for fiscal year end July 2, 2010 filed with the Securities and Exchange Commission on September 9, 2010, File No. 001-33278)

4.2	Intentionally omitted

4.3	Intentionally omitted

10.1	Intentionally omitted

10.2	Intentionally omitted

10.3
Intellectual Property Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.4	Intentionally omitted

10.5	Intentionally omitted

10.6	Intentionally omitted

10.6.1	Intentionally omitted

10.7	Intentionally omitted

10.8	Intentionally omitted

10.9	Intentionally omitted

10.10
Tax Sharing Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.11 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.11	Intentionally omitted

10.12*	Intentionally omitted

10.13*	Intentionally omitted

Ex. #	Description

10.13.1*	Intentionally omitted

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

10.16	Intentionally omitted

10.17*
Harris Stratex Networks, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2008 filed with the Securities and Exchange Commission on September 25, 2008, File No. 001-33278)

10.18*
Harris Stratex Networks, Inc. 2007 Stock Equity Plan (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2007, File No. 333-140442)

10.18.1
Harris Stratex Networks, Inc. 2007 Stock Equity Plan (As Amended and Restated Effective November 19, 2009) (incorporated by reference to Appendix B to the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on October 7, 2009, File No. 001-33278)

10.18.2
Aviat Networks, Inc. 2007 Stock Equity Plan (As Amended and Restated Effective November 17, 2011) (incorporated by reference to Appendix A to the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on October 3, 2011, File No. 001-33278)

10.19	Intentionally omitted

10.19.1	Intentionally omitted

10.20	Intentionally omitted

10.20.1	Intentionally omitted

10.20.2
Loan and Security Agreement between Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte Ltd. and Silicon Valley Bank, dated September 30, 2010 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2010, File No. 001-33278)

10.21	Intentionally omitted

Ex. #	Description

10.22*	Intentionally omitted

10.22.1*
Employment Agreement, effective as of October 31, 2011, between Aviat Networks, Inc. and Edward J. Hayes, Jr. (incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2011, File No. 001-33278)

10.23*
Employment Agreement, dated as of April 1, 2006, between Harris Stratex Networks, Inc. and Heinz Stumpe (incorporated by reference to Exhibit 10.15.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2007 filed with the Securities and Exchange Commission on May 8, 2007, File No. 001-33278)

10.24*
Employment Agreement, dated as of May 14, 2002, between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.1 to the Stratex Networks, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 9, 2006, File No. 000-15895)

10.24.1*
Amendment A, effective as of April 1, 2006, to Employment Agreement, dated May 14, 2002, between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.2 to the Stratex Networks, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 9, 2006, File No. 000-15895)

10.24.2*
Amendment B, effective as of April 1, 2006, to Employment Agreement, dated May 14, 2002, between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.3 to the Stratex Networks, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 9, 2006, File No. 000-15895)

10.25*
Employment Agreement, dated as of May 14, 2002, between Stratex Networks, Inc. and Shaun McFall (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2009 filed with the Securities and Exchange Commission on September 4, 2009, File No. 001-33278)

10.25.1*
Amendment, effective April 1, 2006, to Employment Agreement, dated May 14, 2002, between Stratex Networks, Inc. and Shaun McFall (incorporated by reference to Exhibit 10.25.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2009 filed with the Securities and Exchange Commission on September 4, 2009, File No. 001-33278)

10.26*	Intentionally omitted

10.26.1*	Intentionally omitted

10.27*	Intentionally omitted

10.28*
Employment Agreement, dated July 18, 2011, between Aviat Networks, Inc. and Michael Pangia (incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2011, File No. 001-33278)

10.29*
Employment Agreement, dated December 30, 2010, between Aviat Networks, Inc. and John Madigan (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2011, File No. 001-33278)

10.30	Moved to item number 10.20.2

Ex. #	Description

10.31	Intentionally omitted

21	List of Subsidiaries of Aviat Networks, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

 _____________________________

*	Management compensatory contract, arrangement or plan required to be filed as an exhibit pursuant to Item 15(b) of this report.

**
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
Date: September 4, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Pangia	President and Chief Executive Officer (Principal Executive Officer)	September 4, 2012
Michael A. Pangia

/s/ Edward J. Hayes, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	September 4, 2012
Edward J. Hayes, Jr.

/s/ John J. Madigan	Vice President, Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)	September 4, 2012
John J. Madigan

/s/ Charles D. Kissner	Chairman of the Board	September 4, 2012
Charles D. Kissner

/s/ William A. Hasler	Director	September 4, 2012
William A. Hasler

/s/ Clifford H. Higgerson	Director	September 4, 2012
Clifford H. Higgerson

/s/ Raghavendra Rau	Director	September 4, 2012
Raghavendra Rau

/s/ Dr. Mohsen Sohi	Director	September 4, 2012
Dr. Mohsen Sohi

/s/ James C. Stoffel	Lead Independent Director	September 4, 2012
James C. Stoffel

/s/ Edward F. Thompson	Director	September 4, 2012
Edward F. Thompson

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
AVIAT NETWORKS, INC.
Years Ended June 29, 2012, July 1, 2011 and July 2, 2010

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions Describe		Balance at End of Period
	(In millions)
Allowances for collection losses:
Year ended June 29, 2012	$14.2	$3.9	$1.9	(A)	$16.2
Year ended July 1, 2011	$13.3	$2.9	$2.0	(B)	$14.2
Year ended July 2, 2010	$27.0	$2.6	$16.3	(C)	$13.3
Deferred tax asset valuation allowance:(D)
Year ended June 29, 2012	$196.4	$—	$3.4		$193.0
Year ended July 1, 2011	$183.4	$13.0	$—		$196.4
Year ended July 2, 2010	$168.9	$14.5	$—		$183.4
 ____________________________

Note A
Consists of changes to allowance for collection losses of $0.7 million for foreign currency translation gains and $1.2 million for uncollectible accounts charged off, net of recoveries on accounts previously charged off.

Note B
Consists of changes to allowance for collection losses of $0.4 million for foreign currency translation losses, $1.7 million in additions from the sale of NetBoss assets and $4.1 million for uncollectible accounts charged off, net of recoveries on accounts previously charged off.

Note C	Consists of changes to allowance for collection losses of $16.3 million for uncollectible accounts charged off, net of recoveries on accounts previously charged off.

Note D	Additions to deferred tax valuation allowance are recorded as expense and reductions to tax valuation allowance are recorded as benefit.

EXHIBIT INDEX
The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Ex. #	Description

2.1	Intentionally omitted

2.2	Intentionally omitted

2.3	Intentionally omitted

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

4.1	Intentionally omitted

4.1.1
Specimen common stock certificate, adopted as of January 29, 2010 (incorporated by reference to Exhibit 4.1.1 to the Company’s Annual Report on Form 10-K for fiscal year end July 2, 2010 filed with the Securities and Exchange Commission on September 9, 2010, File No. 001-33278)

4.2	Intentionally omitted

4.3	Intentionally omitted

10.1	Intentionally omitted

10.2	Intentionally omitted

10.3
Intellectual Property Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

Ex. #	Description

10.4	Intentionally omitted

10.5	Intentionally omitted

10.6	Intentionally omitted

10.6.1	Intentionally omitted

10.7	Intentionally omitted

10.8	Intentionally omitted

10.9	Intentionally omitted

10.10
Tax Sharing Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.11 to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007, File No. 001-33278)

10.11	Intentionally omitted

10.12*	Intentionally omitted

10.13*	Intentionally omitted

10.13.1*	Intentionally omitted

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

10.16	Intentionally omitted

Ex. #	Description

10.17*
Harris Stratex Networks, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2008 filed with the Securities and Exchange Commission on September 25, 2008, File No. 001-33278)

10.18*
Harris Stratex Networks, Inc. 2007 Stock Equity Plan (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 5, 2007, File No. 333-140442)

10.18.1
Harris Stratex Networks, Inc. 2007 Stock Equity Plan (As Amended and Restated Effective November 19, 2009) (incorporated by reference to Appendix B to the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on October 7, 2009, File No. 001-33278)

10.18.2
Aviat Networks, Inc. 2007 Stock Equity Plan (As Amended and Restated Effective November 17, 2011) (incorporated by reference to Appendix A to the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on October 3, 2011, File No. 001-33278)

10.19	Intentionally omitted

10.19.1	Intentionally omitted

10.20	Intentionally omitted

10.20.1	Intentionally omitted

10.20.2
Loan and Security Agreement between Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte Ltd. and Silicon Valley Bank, dated September 30, 2010 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2010, File No. 001-33278)

10.21	Intentionally omitted

10.22*	Intentionally omitted

10.22.1*
Employment Agreement, effective as of October 31, 2011, between Aviat Networks, Inc. and Edward J. Hayes, Jr. (incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2011, File No. 001-33278)

10.23*
Employment Agreement, dated as of April 1, 2006, between Harris Stratex Networks, Inc. and Heinz Stumpe (incorporated by reference to Exhibit 10.15.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2007 filed with the Securities and Exchange Commission on May 8, 2007, File No. 001-33278)

10.24*
Employment Agreement, dated as of May 14, 2002, between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.1 to the Stratex Networks, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 9, 2006, File No. 000-15895)

10.24.1*
Amendment A, effective as of April 1, 2006, to Employment Agreement, dated May 14, 2002, between Stratex Networks, Inc. and Paul Kennard (incorporated by reference to Exhibit 10.2 to the Stratex Networks, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 9, 2006, File No. 000-15895)

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

10.26*	Intentionally omitted

10.26.1*	Intentionally omitted

10.27*	Intentionally omitted

10.28*
Employment Agreement, dated July 18, 2011, between Aviat Networks, Inc. and Michael Pangia (incorporated by reference to the Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2011, File No. 001-33278)

10.29*
Employment Agreement, dated December 30, 2010, between Aviat Networks, Inc. and John Madigan (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2011, File No. 001-33278)

10.30	Moved to item number 10.20.2

10.31	Intentionally omitted

21	List of Subsidiaries of Aviat Networks, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

 ______________________________

*	Management compensatory contract, arrangement or plan required to be filed as an exhibit pursuant to Item 15(b) of this report.

**
XBRL information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.