Form 10-Q
period 2013-03-29
AVIAT NETWORKS, INC.
filed 2013-05-07
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2013
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

The number of shares outstanding of the registrant’s Common Stock as of April 30, 2013 was 61,242,098 shares.

AVIAT NETWORKS, INC.
FORM 10-Q
For the Quarterly Period Ended March 29, 2013

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended		Three Quarters Ended
(In millions, except per share amounts)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Revenues:
Revenue from product sales	$84.9	$85.5	$262.9	$248.7
Revenue from services	33.4	26.1	99.4	79.3
Total revenues	118.3	111.6	362.3	328.0
Cost of revenues:
Cost of product sales	61.7	57.0	188.6	170.4
Cost of services	22.5	20.3	67.2	58.7
Total cost of revenues	84.2	77.3	255.8	229.1
Gross margin	34.1	34.3	106.5	98.9
Operating expenses:
Research and development expenses	9.9	8.9	29.0	26.7
Selling and administrative expenses	24.7	25.4	71.7	75.6
Amortization of identifiable intangible assets	0.1	0.1	0.3	1.5
Goodwill impairment charges	—	—	—	5.6
Restructuring charges	0.4	0.4	0.9	1.4
Total operating expenses	35.1	34.8	101.9	110.8
Operating income (loss)	(1.0)	(0.5)	4.6	(11.9)
Interest income	0.2	—	0.7	0.3
Interest expense	(0.2)	(0.2)	(0.7)	(1.0)
Income (loss) from continuing operations before income taxes	(1.0)	(0.7)	4.6	(12.6)
Provision for income taxes	0.6	0.1	12.0	1.9
Loss from continuing operations	(1.6)	(0.8)	(7.4)	(14.5)
Loss from discontinued operations, net of tax	(0.1)	(2.4)	(1.8)	(8.3)
Net loss	$(1.7)	$(3.2)	$(9.2)	$(22.8)
Basic and diluted loss per common share:
Continuing operations	$(0.03)	$(0.01)	$(0.12)	$(0.25)
Discontinued operations	$—	$(0.04)	$(0.03)	$(0.14)
Net loss	$(0.03)	$(0.05)	$(0.15)	$(0.39)
Weighted average shares outstanding, basic and diluted	60.3	59.2	59.9	59.0

See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Quarter Ended		Three Quarters Ended
(In millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net loss	$(1.7)	$(3.2)	$(9.2)	$(22.8)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(0.3)	1.2	0.6	(0.1)
Change in unrealized gain or loss on hedging activities	0.2	(0.4)	0.1	(0.1)
	(0.1)	0.8	0.7	(0.2)
Comprehensive loss	$(1.8)	$(2.4)	$(8.5)	$(23.0)

See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	March 29, 2013	June 29, 2012
ASSETS
Current Assets
Cash and cash equivalents	$92.9	$96.0
Receivables, net	80.0	90.7
Unbilled costs	27.5	25.9
Inventories	40.5	56.8
Customer service inventories	16.8	18.5
Deferred income taxes	1.0	1.0
Other current assets	18.1	15.7
Total current assets	276.8	304.6
Long-Term Assets
Property, plant and equipment, net	25.3	21.7
Identifiable intangible assets, net	1.0	1.8
Deferred income taxes	0.4	0.4
Other assets	0.6	1.1
Total long-term assets	27.3	25.0
Total Assets	$304.1	$329.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$9.8	$4.1
Accounts payable	40.8	55.8
Accrued compensation and benefits	10.7	11.9
Other accrued expenses	32.6	39.5
Advance payments and unearned income	34.5	41.3
Deferred income taxes	1.3	1.3
Restructuring liabilities	1.0	1.5
Total current liabilities	130.7	155.4
Long-Term Liabilities
Long-term debt	—	8.8
Other long-term liabilities	2.5	2.8
Reserve for uncertain tax positions	16.0	4.2
Deferred income taxes	0.9	0.9
Total Liabilities	150.1	172.1
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock	—	—
Common stock	0.6	0.6
Additional paid-in-capital	801.8	796.8
Accumulated deficit	(645.1)	(635.9)
Accumulated other comprehensive loss	(3.3)	(4.0)
Total Stockholders’ Equity	154.0	157.5
Total Liabilities and Stockholders’ Equity	$304.1	$329.6

See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
(In millions)	March 29, 2013	March 30, 2012
Operating Activities
Net loss	$(9.2)	$(22.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of identifiable intangible assets	0.8	2.0
Goodwill impairment charges	—	5.6
Depreciation and amortization of property, plant and equipment	4.2	3.5
Bad debt expenses	2.3	2.9
Share-based compensation expense	4.7	3.7
Charges for inventory write-downs	4.8	3.0
Loss (gain) on disposition of the WiMAX business	(0.1)	1.9
Other non-cash items	(0.1)	—
Changes in operating assets and liabilities:
Receivables	8.5	23.4
Unbilled costs	(1.6)	(4.3)
Inventories	12.1	(0.4)
Customer service inventories	1.1	0.2
Accounts payable	(16.5)	(15.5)
Accrued expenses	(4.8)	(2.7)
Advance payments and unearned income	(6.7)	(3.4)
Income taxes payable or receivable	(3.2)	1.2
Reserve for uncertain tax positions and deferred taxes	11.9	—
Other assets and liabilities	(2.7)	0.9
Net cash provided by (used in) operating activities	5.5	(0.8)
Investing Activities
Cash disbursed related to sale of WiMAX business, net	(0.1)	(1.1)
Additions of property, plant and equipment	(5.9)	(4.4)
Net cash used in investing activities	(6.0)	(5.5)
Financing Activities
Proceeds from long-term debt	—	8.3
Redemption of preference shares	—	(8.3)
Payments on long-term debt	(3.1)	(0.4)
Payments on capitalized leases	(0.1)	—
Proceeds from share-based compensation awards	0.2	—
Net cash used in financing activities	(3.0)	(0.4)
Effect of exchange rate changes on cash and cash equivalents	0.4	(1.0)
Net Decrease in Cash and Cash Equivalents	(3.1)	(7.7)
Cash and Cash Equivalents, Beginning of Period	96.0	98.2
Cash and Cash Equivalents, End of Period	$92.9	$90.5

See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. The Company and Basis of Presentation
The Company
Aviat Networks, Inc. (the "Company” or “we”) designs, manufactures and sells a range of wireless networking products, solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe. Our products include broadband wireless access base stations and customer premises equipment for fixed and mobile, point-to-point digital microwave radio systems for access, backhaul, trunking and license-exempt applications, supporting new network deployments, network expansion, and capacity upgrades.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter and three quarters ended March 29, 2013 (the “third quarter and first three quarters of fiscal 2013”) are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2012.
The condensed consolidated financial statements include the accounts of Aviat Networks and its wholly-owned and majority owned subsidiaries. Significant intercompany transactions and accounts have been eliminated.
We operate on a 52-week or 53-week year ending on the Friday nearest June 30. The first three quarters of fiscal 2013 and 2012 included 13 weeks in each quarter.
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
Significant Accounting Policies
There have been no significant changes in our significant accounting policies as of and for the three quarters ended March 29, 2013, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 29, 2012.

Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board issued an accounting standards update on reporting amounts reclassified out of accumulated other comprehensive income ("AOCI"), which requires companies to present information about reclassifications out of AOCI in one place. Companies also are required to present reclassifications by component when reporting changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the period, companies must report the effect of the reclassifications on the respective line items in the statement where net income is presented. This information may be provided either in the notes or parenthetically on the face of that statement as long as all the information is disclosed in a single location. For items not reclassified to net income in their entirety in the period, companies must cross-reference in a note to other required disclosures. This new guidance is to be adopted prospectively and is effective for us beginning in our first quarter of fiscal 2014. The adoption of this new guidance will not impact our consolidated financial position or results of operations, as the guidance relates only to financial statement presentation.

Note 2. Accumulated Other Comprehensive Income (Loss)
The changes in components of our accumulated other comprehensive income (loss) during the first three quarters of fiscal 2013 are as follows:

	Foreign Currency Translation Adjustment (“CTA”)	Hedging Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(In millions)
Balance as of June 29, 2012	$(4.0)	$—	$(4.0)
Foreign currency translation gain	0.6	—	0.6
Net unrealized gain (loss) on hedging activities	—	0.1	0.1
Balance as of March 29, 2013	$(3.4)	$0.1	$(3.3)

Note 3. Net Income (Loss) per Share of Common Stock
We compute net income (loss) per share of common stock using the two-class method. Basic net income (loss) per share is computed using the weighted average number of common shares and participating securities outstanding. Our unvested restricted shares (including restricted stock awards and performance share awards) contain rights to receive non-forfeitable dividends and therefore are considered to be participating securities and would be included in the calculations of net income per basic and diluted common share. However, we incurred a net loss in all periods presented and the undistributed losses were not allocated to unvested restricted shares. Therefore the unvested restricted shares were anti-dilutive and excluded from our diluted net loss calculations for the third quarter and first three quarters of fiscal 2013 and 2012.
The following potential weighted average shares of common stock outstanding have been excluded from the diluted net loss per share calculations, as their effect would have been anti-dilutive:

	Quarter Ended		Three Quarters Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(In millions)
Options	4.2	5.4	4.9	4.7
Restricted stock	1.0	2.2	1.4	1.9
Total potential shares of common stock excluded	5.2	7.6	6.3	6.6

Note 4. Balance Sheet Components
Receivables
Our receivables are summarized below:

	March 29, 2013	June 29, 2012
	(In millions)
Accounts receivable	$92.9	$105.8
Notes receivable due within one year	0.1	1.1
	93.0	106.9
Less allowances for collection losses	(13.0)	(16.2)
	$80.0	$90.7
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

	Quarter Ended		Three Quarters Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(In millions)
Customer letters of credit being discounted	$13.2	$13.7	$31.5	$33.8
Interest expense	$—	$0.1	$0.2	$0.2
Inventories
Our inventories are summarized below:

	March 29, 2013	June 29, 2012
	(In millions)
Finished products	$35.2	$49.2
Work in process	4.7	6.9
Raw materials and supplies	0.6	0.7
	$40.5	$56.8
Deferred cost of sales included within finished goods	$7.4	$14.0
We write down for excess and obsolete inventory based on the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand forecasts, market and customer conditions and the exit of our WiMAX business. During the third quarter and first three quarters of fiscal 2013 and 2012, total inventory write-downs of our excess and obsolete inventory and customer service inventory were as follows:

	Quarter Ended		Three Quarters Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(In millions, except percentages)
Excess and obsolete inventory charges	$1.3	$0.1	$4.2	$1.6
Customer service inventory write-downs	0.2	0.3	0.6	1.4
	$1.5	$0.4	$4.8	$3.0
As % of revenue	1.3%	0.4%	1.3%	0.9%

Property, Plant and Equipment
Our property, plant and equipment are summarized below:

	March 29, 2013	June 29, 2012
	(In millions)
Land	$0.7	$0.7
Buildings and leasehold improvements	10.6	10.7
Software	9.9	7.2
Machinery and equipment	48.7	45.0
	69.9	63.6
Less accumulated depreciation and amortization	(44.6)	(41.9)
	$25.3	$21.7
Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was $1.3 million and $1.4 million, respectively, for the third quarter of fiscal 2013 and 2012, and was $4.2 million and $3.5 million, respectively, for the first three quarters of fiscal 2013 and 2012.
Accrued Warranties
We have accrued for the estimated cost to repair or replace products under warranty at the time of sale. Changes in our warranty liability, which are included as a component of other accrued expenses on the consolidated balance sheets, during the first three quarters of fiscal 2013 and 2012 were as follows:

	Three Quarters Ended
	March 29, 2013	March 30, 2012
	(In millions)
Balance as of the beginning of the fiscal year	$3.0	$2.8
Warranty provision for revenue recorded during the period	2.4	3.0
Consumption during the period	(2.1)	(2.6)
Balance as of the end of the period	$3.3	$3.2

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
The carrying amounts, estimated fair values and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of March 29, 2013 and June 29, 2012 were as follows:

	March 29, 2013		June 29, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
	(In millions)
Assets:
Cash equivalents:
Money market funds	$53.8	$53.8	$50.8	$50.8	Level 1
Bank certificates of deposit	$0.5	$0.5	$0.3	$0.3	Level 2
Other current assets:
Foreign exchange forward contracts	$—	$—	$0.1	$0.1	Level 2
Liabilities:
Other accrued expenses:
Foreign exchange forward contracts	$—	$—	$0.1	$0.1	Level 2
We classify investments within Level 1 if quoted prices are available in active markets. Our Level 1 investments include shares in money market funds purchased from two major financial institutions. As of March 29, 2013 and June 29, 2012, these money market shares were valued at $1.00 net asset value per share by these financial institutions.
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
Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first three quarters of fiscal 2013 and 2012, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.

Note 6. Credit Facility and Debt
During the quarter ended October 1, 2010, we terminated our previous credit facility with two commercial banks and entered into a new $40.0 million credit facility with Silicon Valley Bank ("SVB") for an initial term of one year expiring on September 30, 2011. We repaid the outstanding debt of $5.0 million under the previous credit facility on October 1, 2010 with the proceeds of advance borrowings of $6.0 million under the new facility with SVB. On September 23, 2011, the availability of the facility was extended and, on November 2, 2011, the facility was amended to expire on February 28, 2014 and provide for a two-year term loan for up to $8.3 million to fund the redemption of the preference shares issued by our Singapore subsidiary. On January 30, 2012, we borrowed $8.3 million to complete that redemption. The term loan matures on January 31, 2014 and must be repaid in 24 equal monthly principal payments commencing on February 29, 2012.
Our SVB credit facility provides for a committed amount of up to $40.0 million. The facility provides for (1) advance borrowings (with no stated maturity date other than the February 28, 2014 expiration of the facility); (2) fixed term Eurodollar loans for up to six months; (3) a two-year term loan of $8.3 million; and (4) the issuance of standby or commercial letters of credit. As of March 29, 2013, available credit under this facility was $24.4 million reflecting borrowings of $9.8 million , as described below, and outstanding letters of credit of $5.2 million.
As of March 29, 2013, our outstanding debt under the SVB facility consisted of the $6.0 million advance borrowings in fiscal 2011 and a $3.8 million outstanding balance on the original $8.3 million term loan. Since the expiration of the credit facility is less than 12 months from March 29, 2013, we reclassified the $6.0 million advance borrowings from long-term debt as of June 29, 2012 to short-term debt as of March 29, 2013.
The advance borrowings carry an interest rate computed at the daily prime rate as published in the Wall Street Journal. Interest on Eurodollar loans is offered at LIBOR plus a spread of between 2.00% to 2.75% based on our current leverage ratio. The interest rate on Eurodollar loans is adjustable quarterly based on the computed actual leverage ratio for the most recently completed fiscal quarter. During the first three quarters of fiscal 2013, the weighted average interest rate on our $6.0 million advance borrowings was 3.25%. The two-year term loan bears a fixed interest rate of 5% per annum and provides for equal monthly payments of principal. The SVB credit facility, as further amended on September 28, 2012, contains a minimum liquidity ratio covenant and a minimum profitability covenant. As of March 29, 2013, we were in compliance with these financial covenants. The facility also imposes certain restrictions on our ability to pay dividends or make distributions to our stockholders under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the credit facility. Pursuant to the loan and security agreement, if a material adverse event occurs, all obligations in connection with the agreement would be immediately due and payable.

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
The following table summarizes our costs incurred during the third quarter and first three quarters of fiscal 2013 and 2012, estimated additional costs to be incurred and estimated total costs expected to be incurred as of March 29, 2013 under the Fiscal 2011 Plan:

	Costs Incurred During Quarter Ended		Costs Incurred During Three Quarters Ended		Cumulative Costs Incurred Through March 29, 2013	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(in millions)
Severance and benefits	$0.3	$(0.2)	$0.8	$0.1	$12.2	$0.2	$12.4
Facilities and other	0.1	0.6	0.1	1.3	3.7	0.3	4.0
Total for Fiscal 2011 Plan	$0.4	$0.4	$0.9	$1.4	$15.9	$0.5	$16.4
During the first three quarters of fiscal 2013 and 2012, we continued executing restructuring activities to reduce our operating costs worldwide under the Fiscal 2011 Plan. The $1.3 million facilities charges in the first three quarters of fiscal 2012 primarily related to the sublease and relocation of our Morrisville, North Carolina office during the period.
We intend to complete the remaining restructuring activities under the Fiscal 2011 Plan during fiscal 2013.
Restructuring Liabilities
Our restructuring liabilities consisted primarily of accrued severance and benefits as well as facilities restructuring reserves related to our office leases in North Carolina and California. The information in the following table summarizes the changes in our restructuring liabilities during the first three quarters of fiscal 2013:

	Severance and Benefits	Facilities and Other	Total
	(In millions)
Restructuring liability as of June 29, 2012	$1.0	$1.2	$2.2
Provision related to Fiscal 2011 Plan	0.8	0.1	0.9
Cash payments	(1.2)	(0.4)	(1.6)
Restructuring liability as of March 29, 2013	$0.6	$0.9	$1.5
Current portion of restructuring liability as of March 29, 2013			$1.0
Long-term portion of restructuring liability as of March 29, 2013			$0.5

Note 8. Divestiture
In March 2011, our board of directors approved a plan for the sale of our WiMAX business. On September 2, 2011, we sold to EION Networks, Inc. (“EION”) our WiMAX business and related assets consisting of certain technology, inventory and equipment. We assigned customer contracts for WiMAX products and maintenance and agreed to license related patents to EION. We also agreed to indemnification for customary seller representations and warranties, and the provision of transitional services. As consideration for the sale of assets, EION agreed to pay us $0.4 million in cash and up to $2.8 million in additional cash payments contingent upon specific factors related to future WiMAX business performance. Currently we are not able to estimate the amount of consideration that we will receive beyond the $0.4 million nor the probability of any such payment. Accordingly, any future consideration will be recorded as a contingent gain in the period that it is received. As of March 29, 2013, we had received $0.1 million of such contingent payments. EION is entitled to receive cash payments of up to $2.0 million upon collection of certain WiMAX accounts receivable, of which $1.6 million had been paid by us to EION as of March 29, 2013.
In the third quarter of fiscal 2011, we began accounting for the WiMAX business as a discontinued operation and, therefore, the operating results of our WiMAX business are included in discontinued operations in our condensed consolidated financial statements for all periods presented. We recognized a $1.9 million loss on disposition of the WiMAX business in the first three quarters of fiscal 2012. The loss incurred in the first three quarters of fiscal 2013 was primarily due to write-down of certain WiMAX deferred cost of sales that were not transferred to EION and certain expenses we incurred to support a remaining customer obligation. As of March 29, 2013 and June 29, 2012, our accrued liabilities related to the disposition of the WiMAX business were $0.4 million and $0.6 million, respectively.
Summary results of operations for the WiMAX business were as follows:

	Quarter Ended		Three Quarters Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(In millions)
Revenues	$—	$(0.2)	$0.1	$1.1
Gain (loss) from operations related to WiMAX	$0.1	$(2.5)	$(1.7)	$(6.2)
Gain (loss) on disposal	—	0.1	0.1	(1.9)
Income taxes	(0.2)	—	(0.2)	(0.2)
Loss from discontinued operations	$(0.1)	$(2.4)	$(1.8)	$(8.3)

Note 9. Stockholders’ Equity
2007 Stock Equity Plan
As of March 29, 2013, we had one stock incentive plan for our employees and nonemployee directors, the 2007 Stock Equity Plan, as amended and restated effective November 17, 2011 (the “2007 Stock Plan”). The 2007 Stock Plan provides for accelerated vesting of certain share-based awards if there is a change in control of the Company. The 2007 Stock Plan also provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units. We have various incentive programs under the 2007 Stock Plan, including annual and long-term incentive programs ("AIP" or "LTIP"), a global equity program ("GEP") and product development incentive programs (“PDIP”).
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
During the first three quarters of fiscal 2013, we granted options to purchase 1,397,512 shares of our common stock and awarded 1,308,213 shares of performance units to employees under our 2007 Stock Plan. During the first three quarters of fiscal 2013, there were 377,784 performance shares vested upon the achievement of financial performance targets and 208,951 performance shares canceled because the performance target threshold were not met.
Upon the exercise of stock options, vesting of restricted stock awards and units, or vesting of performance share awards and units, we issue new shares of our common stock to our employees. All awards that are cancelled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2007 Stock Plan and made available for future grants. Shares of our common stock remaining available for future issuance under the 2007 Stock Plan totaled 4,072,835 as of March 29, 2013.
Share-Based Compensations
Total compensation expense for share-based awards included in our condensed consolidated statements of operations for the third quarter and first three quarters of fiscal 2013 and 2012 was as follows:

	Quarter Ended		Three Quarters Ended
(In millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
By Expense Category:
Cost of product sales and services	$0.1	$0.3	$0.4	$0.5
Research and development	—	0.2	0.7	0.7
Selling and administrative	1.3	1.0	3.6	2.5
Total share-based compensation expense	$1.4	$1.5	$4.7	$3.7
By Types of Award:
Options	$0.6	$0.7	$2.0	$1.9
Restricted stock awards and units	0.3	0.6	1.2	1.3
Performance shares	0.5	0.2	1.5	0.5
Total share-based compensation expense	$1.4	$1.5	$4.7	$3.7
As of March 29, 2013, there was $6.0 million of total unrecognized compensation expense related to nonvested share-based awards granted under our 2007 Stock Plan. This expense is expected to be recognized over a weighted-average period of 1.5 years.
The fair value of each option grant under our 2007 Stock Plan was estimated using the Black-Scholes option pricing model on the date of grant. A summary of the significant weighted average assumptions we used in the Black-Scholes valuation model is as follows:

	Quarter Ended		Three Quarters Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Expected dividends	—%	—%	—%	—%
Expected volatility	57.7%	66.1%	64.9%	65.9%
Risk-free interest rate	0.64%	0.78%	0.49%	0.74%
Expected term (years)	3.97	4.61	4.33	4.46
Weighted average grant date fair value per share granted	$1.59	$1.39	$1.30	$1.22
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
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for the third quarter and first three quarters of fiscal 2013 and 2012 is as follows:

	Quarter Ended		Three Quarters Ended
(In millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
North America	$52.9	$42.6	$133.0	$123.8
Africa and Middle East	37.7	33.9	150.6	100.7
Europe and Russia	9.4	11.8	31.0	39.9
Latin America and Asia Pacific	18.3	23.3	47.7	63.6
Total Revenue	$118.3	$111.6	$362.3	$328.0

During the third quarter and first three quarters of fiscal 2013 and 2012, we had one international customer in Africa (Mobile Telephone Networks Group or MTN Group) that accounted for more than 10% of our total revenue. During the third quarter and first three quarters of fiscal 2013, Verizon Wireless also accounted for more than 10% of our total revenue. We had no customers that accounted for more than 10% of our accounts receivable at March 29, 2013 or June 29, 2012.

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
We received several assessments recently from the taxing authority in certain countries challenging certain of our tax positions. We continue to protest these assessments and defend the positions that we have taken with regard to the related tax benefits.

The determination of our provision for the third quarter and first three quarters of fiscal 2013 and 2012 was based on our estimated annual effective tax rate adjusted for losses in separate jurisdictions for which no tax benefit can be recognized. The tax expense for the third quarter of fiscal 2013 was primarily attributable to withholding tax in foreign jurisdictions of $0.4 million, while the tax expense for the three quarters of fiscal 2013 was primarily due to an increase in unrecognized tax benefit of $11.1 million. The increase in unrecognized tax benefits was the result of additional information obtained during recent tax examinations in certain countries.
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
Our major foreign currency hedging activities are described below:
Cash Flow Hedges. We use currency forward contracts to hedge exposures related to certain forecasted foreign currency transactions relating to revenue, product costs, operating expenses and intercompany transactions. As of March 29, 2013, hedged transactions included our customer and intercompany backlog and, to a much lesser extent, outstanding purchase commitments denominated primarily in the Australian dollar, Euro, Polish zloty and Republic of South Africa rand. These derivatives are designated as cash flow hedges and typically have maturities from one to three months with a maximum of six months, which in general closely match the underlying forecasted transaction in duration.
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
As of March 29, 2013, it is expected that $0.1 million of derivative net gain on both outstanding and matured derivatives recorded in AOCI will be reclassified to net income or loss during the next twelve months as a result of underlying hedged transactions also being recorded in net income or loss. Actual amounts ultimately to be reclassified to net income or loss on outstanding derivatives depend on the exchange rates in effect when they mature.
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

The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of March 29, 2013 and June 29, 2012:

(In millions)	March 29, 2013	June 29, 2012
Cash flow hedges:
Australian dollar	$0.6	$1.2
Euro	4.5	4.2
Polish zloty	3.4	1.9
Republic of South Africa rand	—	4.5
Other	—	0.4
Total cash flow hedges	8.5	12.2
Balance sheet hedges:
Australian dollar	2.1	2.4
Canadian dollar	2.3	1.5
Euro	1.6	6.2
Philippine peso	3.0	3.8
Polish zloty	6.0	5.6
Singapore dollar	0.9	0.6
Thailand baht	0.4	1.1
Republic of South Africa rand	4.9	2.9
Other	2.5	2.0
Total non-designated hedges	23.7	26.1
Total	$32.2	$38.3

The following table presents the fair value of derivative instruments included within our condensed consolidated balance sheet as of March 29, 2013 and June 29, 2012:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	March 29, 2013	June 29, 2012	Balance Sheet Location	March 29, 2013	June 29, 2012
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$0.1	$0.1	Other accrued expenses	$—	$0.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	—	—	Other accrued expenses	—	—
Total derivatives		$0.1	$0.1		$—	$0.1

The following table summarizes the location and amount of the gains and losses on derivative instruments reported in our financial statements:

	Quarter Ended		Three Quarters Ended
Locations of Gains (Losses) on Derivative Instruments	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(In millions)
Designated as cash flow hedges (foreign exchange forward contracts):
Effective portion of gain (loss) recognized in OCI	$0.1	$(0.4)	$(0.1)	$0.3
Effective portion of gain (loss) reclassified from AOCI into:
Revenue	$0.1	$(0.1)	$0.2	$(0.6)
Cost of Products Sold	$—	$—	$(0.1)	$0.1
Loss associated with excluded time value recognized in cost of product sales	$(0.1)	$(0.1)	$(0.2)	$(0.2)
Gain (loss) due to hedge ineffectiveness recognized in cost of product sales	$—	$—	$—	$—
Not designated as cash flow hedges (foreign exchange forward contracts):
Gain (loss) recognized in cost of product sales	$0.6	$(0.7)	$0.3	$0.8
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

Note 13. Commitments and Contingencies

Operating Lease Commitments
We lease office and manufacturing facilities under non-cancelable operating leases expiring at various dates through April 2020. We lease approximately 129,000 square feet of office space in Santa Clara, California as our corporate headquarters. As of March 29, 2013, future minimum lease payments for our headquarters total $18.1 million through April 2020.
As of March 29, 2013, our future minimum lease payments under all non-cancelable operating leases with an initial lease term in excess of one year are as follows:

Fiscal Years Ending in June	Amounts
(In millions)
2013 (1 Quarter remaining)	$1.4
2014	5.1
2015	3.7
2016	3.3
2017	2.9
Thereafter (through April 2020)	8.1
Total	$24.5
These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We sublease a portion of our facilities to third parties and total minimum rentals to be received in the future under our noncancelable subleases was $0.8 million as of March 29, 2013.
Rental expense for operating leases, including rentals on a month-to-month basis was $2.1 million and $2.3 million in the third quarter of fiscal 2013 and 2012, respectively, and $6.4 million and $7.0 million in the first three quarters of fiscal 2013 and 2012, respectively.

Purchase Orders and Other Commitments
From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf, in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of March 29, 2013, we had outstanding purchase obligations with our suppliers or contract manufacturers of $61.6 million. In addition, we had contractual obligations of approximately $5.0 million associated with major capital purchase and service agreements as of March 29, 2013.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of March 29, 2013, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of March 29, 2013, we had commercial commitments of $52.6 million outstanding that were not recorded on our consolidated balance sheets. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid on the performance guarantees.
Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our software products infringe the intellectual property rights of a third party. As of March 29, 2013, we have not received any notice that any customer is subject to an infringement claim arising from the use of our software products; we have not received any request to defend any customers from infringement claims arising from the use of our software products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our software products. Because the outcome of infringement disputes is related to the specific facts of each case, and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of March 29, 2013, we had not recorded any liabilities related to these indemnifications.

Legal Proceedings
Certain of our former executive officers and directors were named in a complaint filed on July 18, 2011 in the United States District Court for the District of Delaware by plaintiff Howard Taylor. Plaintiff purported to bring this action derivatively on behalf of Aviat Networks, which was named as a nominal defendant. Plaintiff brought a claim for breach of fiduciary duty against the officer and director defendants based on the allegations of securities law violations alleged in the class action described above and also alleges that the defendants caused us to acquire the Microwave Communications Division of Harris Corporation at an inflated price. Plaintiff sought to recover unspecified damages and other relief on behalf of the Company, as well as payment of costs and attorneys' fees. On September 27, 2012, the Court granted defendants' motion to dismiss and granted plaintiff leave to amend by October 18, 2012 only as to the allegations related to the class action. On October 18, 2012, plaintiff did not amend but filed a motion for a stay of the action and sent a demand to the Company's Board that it investigate and pursue the claims that were dismissed by the Court. On December 14, 2012, the Court denied plaintiff's motion to stay and, as a result, all claims have been dismissed with prejudice. In response to plaintiff's demand, the Board completed an investigation concluding that no further actions were necessary and informed plaintiff's counsel of that conclusion.
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements of, about, concerning or regarding: our plans, strategies and objectives for future operations, including with respect to growing our business and sustaining profitability; our research and development efforts and new product releases and services; trends in revenue; drivers of our business and the markets in which we operate; future economic conditions, performance or outlook and changes in our industry and the markets we serve; the outcome of contingencies; the value of our contract awards; beliefs or expectations; the sufficiency of our cash and our capital needs and expenditures; our intellectual property protection; our compliance with regulatory requirements and the associated expenses; expectations regarding litigation; our intention not to pay cash dividends; seasonality of our business; the impact of foreign exchange and inflation; taxes; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by the use of forward-looking terminology, such as “anticipates,” “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “strategy,” “projects,” “targets,” “goals,” “seeing,” “delivering,” “continues,” “forecasts,” “future,” “predict,” “might,” “could,” “potential,” or the negative of these terms, and similar words or expressions.

These forward-looking statements are based on estimates reflecting the current beliefs of the senior management of the Company. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to, the following:

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
You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Exchange Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, along with provisions of the Private Securities Litigation Reform Act of 1995, and we undertake no obligation, other than as imposed by law, to update forward-looking statements to reflect further developments or information obtained after the date of filing of this Quarterly Report on Form 10-Q or, in the case of any document incorporated by reference, the date of that document.

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

Our strategic focus in the remainder of fiscal 2013 will be to continue to accelerate innovation and optimize our product portfolio, improve costs and operational efficiencies, grow our revenue and create a sustainable, profitable business model. To do this, we have examined our products, markets, facilities, development programs, and operational flows to ensure we are focused on what we do well and what will differentiate us in the future. We will continue working to streamline management processes to attain the efficiency levels required by the markets in which we do business.

While the general trend of increasing demand for bandwidth to support mobile networks applies in all markets, we expect to see quarter-to-quarter fluctuations within markets and with individual customers based on customers' past purchasing patterns. Seasonality is also a factor that impacts our business. Our fiscal third quarter revenue and orders have historically been lower than the revenue and orders in the second quarter because many of our customers utilize a significant portion of their capital budgets at the end of their fiscal years, which is typically the calendar year and coincides with our second fiscal quarter. The majority of our customers begin a new fiscal year on January 1, and capital expenditures tend to be lower in an organization’s first quarter than in its fourth quarter. We anticipate that this seasonality will continue. The seasonality between the second quarter and third quarter may be affected by a variety of additional factors, including changes in the global economy and other factors. Please refer to the section entitled “Risk Factors” in Item 1A in our fiscal 2012 Annual Report on Form 10-K.

Operations Review
During the first three quarters of fiscal 2013, we secured orders and continued to expand our footprint with our customers in the mobile operator market using our current technology and service capabilities. The market for mobile backhaul continues to be our primary addressable market segment and the demand for increasing the backhaul capacity in our customers' networks continues to grow in line with our expectations. In the quarter we saw sustained demand in North America as we supported the long-term evolution ("LTE") deployments of our mobile operator customers. Internationally, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of some large 3G deployments, and the emergence of early stage LTE deployments. Our position continues to be to support our customers for LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. We continue to find that our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. However, as disclosed above and in the “Risk Factors” section in Item 1A of our fiscal 2012 Annual Report on Form 10-K, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we service.
During the first three quarters of fiscal 2013, we incurred restructuring expenses under the Fiscal 2011 Plan that will allow us to reduce our operational costs. We intend to complete the remaining restructuring activities under the Fiscal 2011 Plan during fiscal 2013.
In the fourth quarter of fiscal 2012, we re-evaluated our reportable segments primarily due to changes in our management, product platform and business processes, and determined that we operate in one single reportable industry segment. Accordingly, financial information for the third quarter and first three quarters of fiscal 2012 has been recast to conform with the current reportable segment disclosure.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: Africa and Middle East, Europe and Russia, and Latin America and Asia Pacific. Revenue by region for the third quarter and first three quarters of fiscal 2013 and 2012 and the related changes are shown in the table below:

	Quarter Ended				Three Quarters Ended
(In millions, except percentages)	March 29, 2013	March 30, 2012	$ Change	% Change	March 29, 2013	March 30, 2012	$ Change	% Change
North America	$52.9	$42.6	$10.3	24.2%	$133.0	$123.8	$9.2	7.4%
Africa and Middle East	37.7	33.9	3.8	11.2%	150.6	100.7	49.9	49.6%
Europe and Russia	9.4	11.8	(2.4)	(20.3)%	31.0	39.9	(8.9)	(22.3)%
Latin America and Asia Pacific	18.3	23.3	(5.0)	(21.5)%	47.7	63.6	(15.9)	(25.0)%
Total Revenue	$118.3	$111.6	$6.7	6.0%	$362.3	$328.0	$34.3	10.5%

Our revenue in North America increased $10.3 million, or 24.2%, and $9.2 million, or 7.4%, respectively, during the third quarter and first three quarters of fiscal 2013 compared with the same periods of fiscal 2012. In the fiscal 2013 periods, we saw improved sales with North American mobile operators which were attributable to their ongoing buildout of LTE networks in the region. At the same time, North America sales to power utilities and state and local government private networks were flat in the third quarter and in the first three quarters of fiscal 2013 compared with the same periods in fiscal 2012.
Our revenue in Africa and Middle East was up $3.8 million, or 11.2% for the third quarter and $49.9 million, or 49.6%, for the first three quarters in fiscal 2013 over the same periods in fiscal 2012. The majority of the year-to-date increase came in the first half of fiscal 2013, was attributable to demand from mobile operator customers in Africa investing in network transmission capacity in order to accommodate their growth in network data traffic and to increase their service competitiveness. That investment trend continued in the third quarter, but at a lower rate, in line with their seasonal buying pattern, but still above the same quarter in the previous year.
Revenue from mobile operators in Europe and Russia declined $2.4 million, or 20.3%, and $8.9 million, or 22.3%, respectively, for the third quarter and the first three quarters of fiscal 2013 compared with the same periods in fiscal 2012. We believe the decrease was related to economic difficulties experienced generally throughout Europe.
Revenue in Latin America and Asia Pacific declined $5.0 million, or 21.5%, and $15.9 million, or 25.0%, respectively, during the third quarter and first three quarters of fiscal 2013 compared with the same periods of fiscal 2012. The decrease was primarily due to a decline in customer purchases in Asia as some of our larger customers continue to deploy large orders that we delivered in the past year as they begin to roll out LTE service.
Our revenue from product sales was down by $0.6 million, or 0.7%, for the third quarter of fiscal 2013, but was up by $14.2 million, or 5.7%, for the first three quarters of fiscal 2013 compared with the same periods of fiscal 2012. The year-to-date increase came primarily from strong sales in Africa, offset in part by reductions in North America, Europe and Asia. Our services revenue was up by $7.3 million, or 28.0%, and $20.1 million, or 25.3%, respectively, during the third quarter and first three quarters of fiscal 2013 compared with the same periods of fiscal 2012. The increase in the fiscal 2013 periods came from additional services delivered in North America and Africa, offset in part by a decrease in Asia Pacific.
During the third quarter and first three quarters of fiscal 2013 and 2012, the MTN Group in Africa accounted for more than 10% of our total revenue. We have entered into separate and distinct contracts with MTN Group as well as separate arrangements with MTN Group subsidiaries. For the third quarter and first three quarters of fiscal 2013, revenue from Verizon Wireless was also greater than 10% of our total revenue. The loss of all MTN Group or Verizon Wireless business could adversely affect our results of operations, cash flows and financial position.
Gross Margin

	Quarter Ended				Three Quarters Ended
(In millions, except percentages)	March 29, 2013	March 30, 2012	$ Change	% Change	March 29, 2013	March 30, 2012	$ Change	% Change
Revenue	$118.3	$111.6	$6.7	6.0%	$362.3	$328.0	$34.3	10.5%
Cost of revenue	84.2	77.3	6.9	8.9%	255.8	229.1	26.7	11.7%
Gross margin	$34.1	$34.3	$(0.2)	(0.6)%	$106.5	$98.9	$7.6	7.7%
% of revenue	28.8%	30.7%			29.4%	30.2%
Gross margin for the third quarter of fiscal 2013 was lower by $0.2 million, or 0.6%, compared with the same quarter of fiscal 2012. Gross margin for the first three quarters of fiscal 2013 increased $7.6 million, or 7.7%, compared with the same period of fiscal 2012, due largely to higher sales volume. Gross margin as a percentage of revenue decreased in the third quarter and first three quarters of fiscal 2013 compared with the same periods of fiscal 2012, primarily due to a $1.1 million write-down of deferred cost of sales associated with liquidity concerns of a customer in the third quarter of fiscal 2013, along with market driven price reductions and changes in the mix of products and services delivered.

Research and Development Expenses

	Quarter Ended				Three Quarters Ended
(In millions, except percentages)	March 29, 2013	March 30, 2012	$ Change	% Change	March 29, 2013	March 30, 2012	$ Change	% Change
Research and development expenses	$9.9	$8.9	$1.0	11.2%	$29.0	$26.7	$2.3	8.6%
% of revenue	8.4%	8.0%			8.0%	8.1%
Our research and development (“R&D”) expenses increased $1.0 million, or 11.2%, and $2.3 million, or 8.6%, respectively, in the third quarter and first three quarters of fiscal 2013 compared with the same periods in fiscal 2012. The increase in R&D expenses was primarily due to increases in personnel expenses and R&D supplies reflecting our investment in our new product development projects. We continue to invest in new product features, new functionality and lower cost platforms that we believe will enable our product lines to retain their technology leads in a cost effective manner.
Selling and Administrative Expenses

	Quarter Ended				Three Quarters Ended
(In millions, except percentages)	March 29, 2013	March 30, 2012	$ Change	% Change	March 29, 2013	March 30, 2012	$ Change	% Change
Selling and administrative expenses	$24.7	$25.4	$(0.7)	(2.8)%	$71.7	$75.6	$(3.9)	(5.2)%
% of revenue	20.9%	22.8%			19.8%	23.0%
Our selling and administrative expenses declined $0.7 million, or 2.8%, and $3.9 million, or 5.2%, respectively, in the third quarter and first three quarters of fiscal 2013 compared with the same periods of fiscal 2012, primarily as a result of the restructuring programs we implemented in the past years, as further described below under "Restructuring Charges". The decrease for the third quarter of fiscal 2013 was due primarily to a $0.7 million reduction in bad debt expenses, a $0.4 million reduction in telecommunication expenses and a $0.4 million lower agent commissions driven by lower fee-based revenues, partially offset by a $0.3 million increase in share-based compensation expenses and a $0.4 million increase in transactional taxes assessments. The decrease for the first three quarters of fiscal 2013 was due primarily to a $2.4 million reduction in professional services, a $0.8 million reduction in personnel expenses, a $1.2 million reduction in telecommunication and a $0.6 million reduction in bad debt expenses, partially offset by a $1.1 million increase in share-based compensation expenses and a $0.7 million increase in transactional taxes assessments related to certain international entities.
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
Our restructuring charges for the third quarter and first three quarters of fiscal 2013 and 2012 are summarized in the table below:

	Quarter Ended				Three Quarters Ended
(In millions, except percentages)	March 29, 2013	March 30, 2012	$ Change	% Change	March 29, 2013	March 30, 2012	$ Change	% Change
Restructuring	$0.4	$0.4	$—	—%	$0.9	$1.4	$(0.5)	(35.7)%
Our restructuring expenses consisted primarily of severance and related benefit charges, and to a lesser extent, facilities costs related to obligations under non-cancelable leases for facilities that we ceased to use. Restructuring charges for the third quarter of fiscal 2013 remained approximately the same compared with the same quarter of fiscal 2012. Restructuring charges declined $0.5 million in the first three quarters of fiscal 2013 compared with the same period of fiscal 2012 primarily due to the absence of a $1.3 million facilities charge in the first three quarters of fiscal 2012 related to the sublease and relocation of our Morrisville, North Carolina office during the period, partially offset by severance related costs incurred in the fiscal 2013 period. We intend to complete the remaining restructuring activities under the Fiscal 2011 Plan in fiscal 2013.
Interest Income and Interest Expense

	Quarter Ended		Three Quarters Ended
(In millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Interest income	$0.2	$—	$0.7	$0.3
Interest expense	$(0.2)	$(0.2)	$(0.7)	$(1.0)
Interest income reflected interest earned on our cash equivalents which were comprised of money market funds and certificates of deposit.
Interest expense was primarily related to interest associated with borrowings, term loan and letters of credit under our credit facilities and, in the first three quarters of fiscal 2012, also included preference dividends on our $8.25 million redeemable preference shares. The $8.25 million preference shares were redeemed at their carrying value on January 30, 2012, funded by a two-year term loan of $8.25 million under our credit facility at a fixed interest rate of 5% per annum.
Income Taxes

	Quarter Ended			Three Quarters Ended
(In millions, except percentages)	March 29, 2013	March 30, 2012	$ Change	March 29, 2013	March 30, 2012	$ Change
Income (loss) from continuing operations before income taxes	$(1.0)	$(0.7)	$(0.3)	$4.6	$(12.6)	$17.2
Provision for income taxes	$0.6	$0.1	$0.5	$12.0	$1.9	$10.1
% of income (loss) from continuing operations before income taxes	(60.0)%	(14.3)%		260.9%	(15.1)%

We estimate our annual effective rate at the end of each quarterly period, and we record the tax effect of certain discrete items, which are unusual or occur infrequently, in the interim period in which they occur, including changes in judgment about deferred tax valuation allowances. The determination of the effective tax rate reflects tax expense and benefit generated in certain foreign jurisdictions. However, jurisdictions with a year-to-date loss where no tax benefit can be recognized are excluded from the annual effective tax rate. The tax expense for the third quarter was primarily attributable to withholding tax in foreign jurisdictions of $0.4 million, while tax expense for the first three quarters of fiscal 2013 was primarily attributable to an increase in our reserve for uncertain tax positions of $11.1 million. The increase in unrecognized tax benefits was the result of additional information obtained during recent tax examinations in certain countries. The tax expense for the third quarter and first three quarters of fiscal 2012 was primarily attributable to profitable foreign entities for which we have accrued income taxes.
Our effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where we cannot recognize tax benefits on current losses.
Loss from Discontinued Operations

	Quarter Ended			Three Quarters Ended
(In millions)	March 29, 2013	March 30, 2012	$ Change	March 29, 2013	March 30, 2012	$ Change
Loss from discontinued operations, net of tax	$(0.1)	$(2.4)	$2.3	$(1.8)	$(8.3)	$6.5
Our discontinued operations consist of the WiMAX business, which was sold to EION on September 2, 2011. We completed the business transition with EION in fiscal 2012. The loss from discontinued operations decreased $2.3 million and $6.5 million, respectively, in the third quarter and first three quarters of fiscal 2013 compared with the same periods in fiscal 2012. The loss incurred in the first three quarters of fiscal 2013 was primarily due to write-down of certain WiMAX deferred cost of sales that were not transferred to EION and certain expenses we incurred to support a remaining customer obligation. The loss in the first three quarters of fiscal 2012 included operating expenses we incurred to transition the business and a $1.9 million loss on disposition of the WiMAX business.

Liquidity, Capital Resources and Financial Strategies
Sources of Cash
As of March 29, 2013, our total cash and cash equivalents were $92.9 million. Approximately $26.1 million, or 28.1% of our total cash and cash equivalents, was held by entities domiciled in the United States. The remaining balance of $66.8 million, or 71.9%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries at March 29, 2013, $53.7 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and would be subject to U.S. taxes if repatriated.
As of March 29, 2013, our principal sources of liquidity consisted of the $92.9 million in cash and cash equivalents, $24.4 million of available credit under our current $40.0 million credit facility with SVB, and future collections of receivables from customers. We regularly require letters of credit from some customers that request extended payment terms up to one year or more. From time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically our primary sources of liquidity have been cash flows from operations, credit facilities and cash proceeds from sale of our equity securities. During the first three quarters of fiscal 2013, our total cash and cash equivalents decreased by $3.1 million primarily due to $5.9 million of cash used for capital expenditures and $3.1 million repayment on our long-term debt, partially offset by $5.5 million of cash provided by operating activities.
Cash provided by operating activities was $5.5 million in the first three quarters of fiscal 2013, primarily due to decreases in receivables of $8.5 million and in inventories of $12.1 million, an increase in reserve for uncertain tax positions of $11.9 million, and taking into account our net loss of $9.2 million adjusted by non-cash expense items of $16.6 million, but was partially offset by decreases in accounts payable and accrued expenses of $21.3 million, in customer advance payments and unearned income of $6.7 million, and in accrued income taxes of $3.2 million. Our accounts receivable decreased during the first three quarters of fiscal 2013 primarily due to strong collections from customers and a smaller volume of billings in the third quarter of fiscal 2013. The decrease in inventory was due to improvement of supply chain efficiency and a reduction in deferred cost of sales due to timing of revenue recognition on several large contracts. The decrease in accounts payable and accrued expenses was primarily due to the timing of payments to our contract manufacturers and suppliers. The decrease in customer advance payments and unearned income was due to the timing of revenue recognition on several large contracts. We also used $1.6 million in cash during the first three quarters of fiscal 2013 related to restructuring liabilities.
During the remainder of fiscal year 2013, we expect to spend approximately $3.0 million for capital expenditures primarily on equipment for development of new products and improvement of our information technology infrastructure which will enable more automated supply chain management and financial reporting and lead to process and cost efficiency and ability to scale our business. During the first three quarters of fiscal 2013, we increased our reserve for uncertain tax positions from $4.2 million to $16.0 million and recorded a reserve for transactional taxes of $1.3 million.  The majority of these tax provisions are related to audits of past years in several foreign jurisdictions where we have not received final assessments. While we continue to defend our positions and will continue with the appeal processes, we could receive final assessments of up to $16.0 million from one or more of these jurisdictions requiring tax payments as early as the fourth quarter of fiscal 2013. Currently we are not able to estimate the amount and timing of such tax payments.
We believe that our existing cash and cash equivalents, the available line of credit under the SVB credit facility and future cash collections from customers will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for the next 12 months and the foreseeable future. There can be no assurance, however, that our business will generate cash flow, or that anticipated operational improvements will be achieved. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations or liability for uncertain tax positions that may arise in the future, we may be required to sell assets, reduce capital expenditures, or obtain financing. If we need to obtain additional financing, we cannot be assured that it will be available on favorable terms, or at all. Our ability to make scheduled principal payments or pay interest on or refinance any future indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the microwave communications market and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Available Credit Facility, Borrowings and Repayment of Debt
As of March 29, 2013, we had $24.4 million of credit available under our credit facility with SVB and had $9.8 million in outstanding borrowings and $5.2 million in outstanding standby letters of credit issued under the SVB credit facility.
In an amendment to the facility effective November 2, 2011, the commitment of up to $40.0 million under the facility was extended to expire on February 28, 2014 and provides for (1) advance borrowings at the prime rate published in the Wall Street Journal, (2) fixed term Eurodollar loans for up to six months at LIBOR plus a spread of between 2.00% to 2.75% based on the Company’s current leverage ratio, (3) a two-year term loan in the amount of $8.3 million at a fixed rate of 5% per annum expiring on January 31, 2014, and (4) the issuance of standby or commercial letters of credit. As of March 29, 2013, we had $6.0 million advance borrowings under the credit facility. The term loan drawn on January 30, 2012 is repaid in 24 equal monthly installments of principal plus accrued interest commencing February 29, 2012. The SVB credit facility contains a minimum liquidity ratio covenant and a minimum profitability covenant and is secured by certain of the company’s assets including accounts receivable, inventory, and equipment. The facility also imposes certain restrictions on our ability to pay dividends or make distributions to our stockholders under certain circumstances.
Based on financial covenants included as part of the amended SVB credit facility effective September 28, 2012, we must maintain, as measured at the last day of each fiscal quarter beginning September 28, 2012 through December 27, 2013, (1) no less than a minimum liquidity ratio of 1.50 to 1 (defined as the ratio of total domestic unrestricted cash and cash equivalents plus short-term and long-term marketable securities plus the lesser of 25% of eligible accounts receivable or $12.5 million to total obligations outstanding with the bank) and (2) minimum consolidated EBITDA measured for each fiscal quarter. As of March 29, 2013, we were in compliance with these financial covenants.
Restructuring Payments
We have a liability for restructuring activities totaling $1.5 million as of March 29, 2013, $1.0 million of which is classified as current liability and expected to be paid out in cash over the next 12 months. We expect to fund these future payments with available cash and cash flow provided by operations.
Contractual Obligations and Commercial Commitments
The amounts disclosed in our fiscal 2012 Annual Report on Form 10-K include our commercial commitments and contractual obligations. During the first three quarters of fiscal 2013, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our fiscal 2012 Annual Report on Form 10-K. Please refer to Note 13, "Commitments and Contingencies" in this Form 10-Q. During the first three quarters of fiscal 2013, we recorded $11.1 million in our reserve for uncertain tax positions, as set forth in Note 11, "Income Taxes" in this Form 10-Q. As of March 29, 2013, we were not able to determine the timing of future payment on the uncertain tax position liability.

Critical Accounting Estimates
For information about our critical accounting estimates, see the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2012 Annual Report on Form 10-K.

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
As of March 29, 2013, we had foreign currency forward contracts outstanding with a total notional amount of $32.2 million consisting of 13 different currencies. The following is a summary of the gross notional amount of our outstanding contracts grouped by the underlying foreign currency as of March 29, 2013:

Currency	Notional Contract Amount (Local Currency)	Notional Contract Amount (USD)
	(In millions)
Australian dollar	2.6	$2.7
Euro	4.7	6.1
Philippine peso	122.1	3.0
Polish zloty	30.3	9.4
Thailand baht	13.1	0.4
Republic of South Africa rand	45.8	4.9
Other currencies	N/A	5.7
Total of all currency forward contracts		$32.2
Net foreign exchange loss recorded in our consolidated statements of operations during the third quarter and first three quarters of fiscal 2013 and 2012 was as follows:

	Quarter Ended		Three Quarters Ended
(In millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Foreign exchange loss, net	$(0.4)	$(0.6)	$(1.2)	$(0.7)
A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of March 29, 2013 would have an impact of approximately $2.0 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
Certain of our international business was transacted in non-U.S. dollar currency environments. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars is included as a component of stockholders’ equity. As of March 29, 2013 and June 29, 2012, the cumulative translation adjustment decreased our stockholders’ equity by $3.4 million and $4.0 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our SVB credit facility.
Exposure on Cash Equivalents
We had $92.9 million in total cash and cash equivalents as of March 29, 2013. Cash equivalents totaled $54.3 million as of March 29, 2013 and were comprised of money market funds and certificates of deposit. Cash equivalents have been recorded at fair value on our balance sheet.
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
The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents held as of March 29, 2013 was 1.7 days, and these investments had an average yield of 0.16% per annum. A 10% change in interest rates on our cash and cash equivalents is not expected to have a material impact on our financial position, results of operations or cash flows.
Exposure on Borrowings
During the first three quarters of fiscal 2013, we had $6.0 million of advance borrowings outstanding under our $40.0 million SVB credit facility that incurred interest at the prime rate. We also recorded interest on our $8.3 million borrowing drawn on January 30, 2012 at the fixed rate of 5% per annum. During the first three quarters of fiscal 2013, our weighted average interest rate was 4.1% and we recorded total interest expense of $0.3 million on these borrowings.
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
Management has conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2013.
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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
Please refer to Legal Proceedings under Note 13, "Commitments and Contingencies" in this Form 10-Q.

Item 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows and financial condition set forth under Item 1A, Risk Factors, in our fiscal 2012 Annual Report on Form 10-K.
We do not believe that there have been any other material additions or changes to the risk factors previously disclosed in our fiscal 2012 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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
Date: May 7, 2013

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