Form 10-Q
period 2013-12-27
AVIAT NETWORKS, INC.
filed 2014-02-10
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2013
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

The number of shares outstanding of the registrant’s Common Stock as of January 31, 2014 was 62,150,781 shares.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended December 27, 2013

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended		Two Quarters Ended
(In millions, except per share amounts)	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Revenues:
Revenue from product sales	$51.9	$94.2	$115.4	$178.0
Revenue from services	33.9	34.8	63.8	66.0
Total revenues	85.8	129.0	179.2	244.0
Cost of revenues:
Cost of product sales	41.0	65.8	88.6	126.9
Cost of services	23.5	24.5	46.2	44.7
Total cost of revenues	64.5	90.3	134.8	171.6
Gross margin	21.3	38.7	44.4	72.4
Operating expenses:
Research and development expenses	9.4	9.8	19.1	19.1
Selling and administrative expenses	22.2	23.7	44.4	47.0
Amortization of identifiable intangible assets	0.1	0.1	0.2	0.2
Restructuring charges	0.3	0.2	4.8	0.5
Total operating expenses	32.0	33.8	68.5	66.8
Operating income (loss)	(10.7)	4.9	(24.1)	5.6
Interest income	0.1	0.2	0.1	0.5
Interest expense	(0.1)	(0.2)	(0.2)	(0.5)
Income (loss) from continuing operations before income taxes	(10.7)	4.9	(24.2)	5.6
Provision for (benefit from) income taxes	(0.5)	9.9	(0.3)	11.4
Loss from continuing operations	(10.2)	(5.0)	(23.9)	(5.8)
Income (loss) from discontinued operations, net of tax	0.3	(0.3)	0.4	(1.7)
Net loss	$(9.9)	$(5.3)	$(23.5)	$(7.5)
Basic and diluted income (loss) per common share:
Continuing operations	$(0.17)	$(0.08)	$(0.39)	$(0.10)
Discontinued operations	$0.00	$(0.01)	$0.01	$(0.03)
Net loss	$(0.16)	$(0.09)	$(0.38)	$(0.13)
Weighted average shares outstanding, basic and diluted	61.8	60.0	61.3	59.7

See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Quarter Ended		Two Quarters Ended
(In millions)	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Net loss	$(9.9)	$(5.3)	$(23.5)	$(7.5)
Other comprehensive income (loss):
Cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges	(0.1)	(0.1)	(0.3)	(0.2)
Reclassification adjustment for realized net gain (loss) on cash flow hedges included in net loss	0.1	—	—	0.1
Net change in unrealized gain or loss on cash flow hedges	—	(0.1)	(0.3)	(0.1)
Foreign currency translation gain	0.1	0.1	0.5	0.9
Other comprehensive income	0.1	—	0.2	0.8
Comprehensive loss	$(9.8)	$(5.3)	$(23.3)	$(6.7)

See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	December 27, 2013	June 28, 2013
ASSETS
Current Assets
Cash and cash equivalents	$64.7	$90.0
Receivables, net	75.8	86.3
Unbilled costs	35.9	28.9
Inventories	36.8	35.0
Customer service inventories	14.8	16.2
Deferred income taxes	0.9	0.9
Other current assets	17.4	17.0
Total current assets	246.3	274.3
Long-Term Assets
Property, plant and equipment, net	30.3	28.8
Identifiable intangible assets, net	0.6	0.8
Deferred income taxes	1.5	1.4
Other assets	0.7	0.5
Total long-term assets	33.1	31.5
Total Assets	$279.4	$305.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$6.0	$8.8
Accounts payable	45.7	50.6
Accrued compensation and benefits	11.3	12.4
Other accrued expenses	40.4	33.7
Advance payments and unearned income	28.9	18.6
Reserve for uncertain tax positions	—	3.6
Deferred income taxes	1.1	1.1
Restructuring liabilities	2.3	2.3
Total current liabilities	135.7	131.1
Long-Term Liabilities
Unearned income	7.5	8.5
Other long-term liabilities	4.5	2.3
Reserve for uncertain tax positions	1.0	12.3
Deferred income taxes	1.8	1.7
Total Liabilities	150.5	155.9
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock	—	—
Common stock	0.6	0.6
Additional paid-in-capital	805.8	803.5
Accumulated deficit	(674.4)	(650.9)
Accumulated other comprehensive loss	(3.1)	(3.3)
Total Stockholders’ Equity	128.9	149.9
Total Liabilities and Stockholders’ Equity	$279.4	$305.8

See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Two Quarters Ended
(In millions)	December 27, 2013	December 28, 2012
Operating Activities
Net loss	$(23.5)	$(7.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of identifiable intangible assets	0.2	0.5
Depreciation and amortization of property, plant and equipment	3.5	2.9
Bad debt expenses (recovery)	(0.2)	2.0
Share-based compensation expense	2.2	3.3
Charges for inventory write-downs	1.1	3.3
Changes in operating assets and liabilities:
Receivables	10.8	(10.3)
Unbilled costs	(6.9)	9.1
Inventories	(2.6)	(2.5)
Customer service inventories	1.0	0.6
Accounts payable	(4.6)	(13.0)
Accrued expenses	1.2	(5.0)
Advance payments and unearned income	9.3	11.4
Income taxes payable or receivable	2.5	(1.2)
Reserve for uncertain tax positions and deferred taxes	(14.9)	11.4
Other assets and liabilities	3.3	(1.5)
Net cash provided by (used in) operating activities	(17.6)	3.5
Investing Activities
Additions of property, plant and equipment	(5.4)	(3.6)
Net cash used in investing activities	(5.4)	(3.6)
Financing Activities
Repayments of debt	(2.8)	(2.1)
Payments on capital leases	(0.1)	—
Proceeds from share-based compensation awards	0.1	0.1
Net cash used in financing activities	(2.8)	(2.0)
Effect of exchange rate changes on cash and cash equivalents	0.5	0.9
Net Decrease in Cash and Cash Equivalents	(25.3)	(1.2)
Cash and Cash Equivalents, Beginning of Period	90.0	96.0
Cash and Cash Equivalents, End of Period	$64.7	$94.8

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter and two quarters ended December 27, 2013 (the “second quarter and first two quarters of fiscal 2014”) are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2013.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. Significant intercompany transactions and accounts have been eliminated.
We operate on a 52-week or 53-week year ending on the Friday nearest June 30. The first two quarters of fiscal 2014 and 2013 included 13 weeks in each quarter.
Correction of Immaterial Errors

We recognized an adjustment of $2.2 million during the second quarter of fiscal 2014 to correct immaterial errors arising from fiscal 2007 through September 27, 2013. The result of this adjustment was to decrease provision for income taxes and our reserve for uncertain tax positions. This had no impact to our statement of cash flows for fiscal 2013 and fiscal 2014 periods. We believe the impact of the adjustment is not material to our annual and quarterly financial statements as a whole for current or prior periods.
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
Summary of Significant Accounting Policies
There have been no material changes in our significant accounting policies as of and for the first two quarters of fiscal 2014, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 28, 2013.
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
Note 2. Accumulated Other Comprehensive Income (Loss)
The changes in components of our accumulated other comprehensive loss during the first two quarters of fiscal 2014 are as follows:

	Foreign Currency Translation Adjustment (“CTA”)	Hedging Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(In millions)
Balance as of June 28, 2013	$(3.4)	$0.1	$(3.3)
Foreign currency translation gain	0.5	—	0.5
Net unrealized gain (loss) on hedging activities	—	(0.3)	(0.3)
Balance as of December 27, 2013	$(2.9)	$(0.2)	$(3.1)

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

	Quarter Ended		Two Quarters Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
	(In millions)
Stock options	7.5	5.6	6.0	5.7
Restricted stock awards and units and performance shares and units	0.5	1.2	0.6	1.6
Total potential shares of common stock excluded	8.0	6.8	6.6	7.3

Note 4. Balance Sheet Components
Receivables
Our receivables are summarized below:

	December 27, 2013	June 28, 2013
	(In millions)
Accounts receivable	$84.6	$96.5
Less allowances for collection losses	(8.8)	(10.2)
	$75.8	$86.3
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

	Quarter Ended		Two Quarters Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
	(In millions)
Customer letters of credit being discounted	$—	$11.9	$1.8	$18.3
Interest expense	$—	$0.1	$—	$0.2
Inventories
Our inventories are summarized below:

	December 27, 2013	June 28, 2013
	(In millions)
Finished products	$29.4	$30.9
Work in process	5.6	3.9
Raw materials and supplies	1.8	0.2
	$36.8	$35.0
Deferred cost of sales included within finished goods	$3.4	$3.1

We recorded charges to adjust our inventory and customer service inventory to the lower of cost or market. These charges were primarily due to excess and obsolete inventory resulting from product transitioning and discontinuance, and deferred costs of revenue that we were unlikely to derive revenue from due to the disposition of our WiMAX business or customer insolvency. During the first two quarters of fiscal 2014 and 2013, such charges incurred were classified in cost of product sales or discontinued operations as follows:

	Quarter Ended		Two Quarters Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
	(In millions, except percentages)
Excess and obsolete inventory and deferred cost of sales charges	$0.4	$0.6	$0.8	$2.9
Customer service inventory write-downs	0.1	0.2	0.3	0.4
	$0.5	$0.8	$1.1	$3.3
As % of revenue	0.6%	0.6%	0.6%	1.4%
Property, Plant and Equipment
Our property, plant and equipment are summarized below:

	December 27, 2013	June 28, 2013
	(In millions)
Land	$0.7	$0.7
Buildings and leasehold improvements	11.0	10.6
Software	15.3	12.1
Machinery and equipment	50.1	48.8
	77.1	72.2
Less accumulated depreciation and amortization	(46.8)	(43.4)
	$30.3	$28.8
Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was as follows:

	Quarter Ended		Two Quarters Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
	(In millions)
Depreciation and amortization	$2.1	$1.3	$3.5	$2.9
Accrued Warranties
We have accrued for the estimated cost to repair or replace products under warranty at the time of sale. Changes in our warranty liability, which are included as a component of other accrued expenses on the consolidated balance sheets, during the first two quarters of fiscal 2014 and 2013 were as follows:

	December 27, 2013	December 28, 2012
	(In millions)
Balance as of the beginning of the fiscal year	$3.3	$3.0
Warranty provision for revenue recorded during the period	2.1	1.8
Consumption during the period	(1.8)	(1.5)
Balance as of the end of the period	$3.6	$3.3
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
The cost, estimated fair values and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of December 27, 2013 and June 28, 2013 were as follows:

	December 27, 2013		June 28, 2013		Valuation Inputs
	Cost	Fair Value	Cost	Fair Value
	(In millions)
Assets:
Cash equivalents:
Money market funds	$25.6	$25.6	$39.2	$39.2	Level 1
Bank certificates of deposit	$1.5	$1.5	$2.4	$2.4	Level 2
Other current assets:
Foreign exchange forward contracts	$—	$—	$0.1	$0.1	Level 2
Liabilities:
Other accrued expenses:
Foreign exchange forward contracts	$0.1	$0.1	$0.1	$0.1	Level 2
We classify investments within Level 1 if quoted prices are available in active markets. Our Level 1 investments include shares in money market funds purchased from two major financial institutions. As of December 27, 2013 and June 28, 2013, these money market shares were valued at $1.00 net asset value per share by these financial institutions.
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
Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first two quarters of fiscal 2014 and 2013, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.

Note 6. Credit Facility and Debt
On September 27, 2013, we amended and restated our credit facility with Silicon Valley Bank ("SVB") for a new term of three years expiring on September 26, 2016 (the “Maturity Date”). We also repaid the remaining $1.7 million outstanding balance of the original $8.3 million two-year term loan that we borrowed on January 30, 2012 to fund the redemption of the preference shares issued by our Singapore subsidiary. On October 29, 2013, November 20, 2013 and February 10, 2014, we entered into Amendment No. 1, No. 2 and No. 3, respectively, to the amended and restated credit facility providing for certain amendments to the financial covenants.
Our amended and restated credit facility provides for a committed amount of up to $50.0 million, with a $30.0 million sublimit that can be borrowed by our Singapore subsidiary. Borrowings that may be advanced under the amended and restated credit facility at the lesser of $50.0 million or a borrowing base equal to $10.0 million plus a specified percentage of the value of eligible accounts receivable of the Company, subject to certain reserves and eligibility criteria. The amended and restated credit facility can also be utilized to issue letters of credit. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date, provided that we may request, up to two times, one-year extensions of the Maturity Date, such extensions to be granted at the sole discretion of SVB. We may prepay loans under the amended and restated credit facility in whole or in part at any time without premium or penalty. We currently do not expect to repay any loans within the next 12 months. As of December 27, 2013, available credit under the amended and restated credit facility was $36.8 million reflecting the borrowings of $6.0 million and outstanding letters of credit of $7.2 million.
Borrowings under the amended and restated credit facility carry an interest rate computed at the daily prime rate as published in the Wall Street Journal. Interest on Eurodollar loans is offered at LIBOR plus a spread of between 2.00% to 2.75% based on our consolidated leverage ratio for the preceding four fiscal quarter period. Interest is due and payable in arrears monthly for prime rate loans and, for LIBOR rate loans, at the end of an interest period or at each three-month interval if the interest period is greater than three months. During the first two quarters of fiscal 2014, the weighted average interest rate on our $6.0 million loan was 3.25%. The previous $8.3 million two-year term loan bore a fixed interest rate of 5% per annum.
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
As of December 27, 2013, we were not in compliance with the financial covenants contained in the amended and restated credit agreement. As a result of this non-compliance and the fact that the credit facility contains a subjective acceleration clause which could be triggered by the lender, the $6.0 million borrowing was classified as a current liability as of December 27, 2013. Following amendment No. 3 to the amended and restated credit agreement, we were in compliance with all the financial covenants under the amended and restated credit agreement.
Note 7. Restructuring Activities
Fiscal 2013-2014 Plan
During the fourth quarter of fiscal 2013, we initiated a restructuring plan (the “Fiscal 2013-2014 Plan”) to bring our cost structure in line with the changing business environment of the worldwide microwave radio and telecommunication markets, primarily in North America, Europe and Asia. Activities under the Fiscal 2013-2014 Plan include the downsizing of our Santa Clara, California headquarters and certain U.S. and international field offices, and reductions in force to reduce our operating expenses.
The following table summarizes our costs incurred during the second quarter and first two quarters of fiscal 2014, estimated additional costs to be incurred and estimated total costs expected to be incurred as of December 27, 2013 under the Fiscal 2013-2014 Plan:

	Costs Incurred During Quarter Ended December 27, 2013	Costs Incurred During Two Quarters Ended December 27, 2013	Cumulative Costs Incurred Through December 27, 2013	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred

	(In millions)
Severance and benefits	$0.3	$0.9	$2.7	$1.3	$4.0
Facilities and other	—	3.9	3.9	1.1	5.0
Total for Fiscal 2013-2014 Plan	$0.3	$4.8	$6.6	$2.4	$9.0
During the first two quarters of fiscal 2014, our severance and benefits charges under the Fiscal 2013-2014 Plan primarily related to reductions in force in Santa Clara, California and several international locations. Facilities and other charges in the first two quarters of fiscal 2014 included obligations under a non-cancelable lease for facilities that we ceased to use at our Santa Clara, California headquarters and certain U.S. and international field offices. We intend to complete a majority of the remaining restructuring activities in fiscal 2014.
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
The following table summarizes our costs incurred during the first two quarters of fiscal 2013 and total costs incurred under the Fiscal 2011 Plan:

	Costs Incurred During Quarter Ended December 28, 2012	Costs Incurred During Two Quarters Ended December 28, 2012	Total Restructuring Costs Incurred (Completed in Fiscal 2013)

Severance and benefits	$0.2	$0.5	$12.6
Facilities and other	—	—	3.7
Total for Fiscal 2011 Plan	$0.2	$0.5	$16.3
During the first two quarters of fiscal 2013, we continued executing restructuring activities to reduce our operating costs worldwide under the Fiscal 2011 Plan.
Restructuring Liabilities
Our restructuring liabilities consisted primarily of accrued severance and benefits as well as facilities restructuring reserves related to our office leases in California and North Carolina. The information in the following table summarizes the changes in our restructuring liabilities during the first two quarters of fiscal 2014:

	Severance and Benefits	Facilities and Other	Total
	(In millions)
Restructuring liabilities as of June 28, 2013	$1.9	$0.8	$2.7
Provision and adjustments	0.9	3.9	4.8
Cash payments	(1.9)	(0.7)	(2.6)
Restructuring liabilities as of December 27, 2013	$0.9	$4.0	$4.9
Current portion of restructuring liabilities as of December 27, 2013			$2.3
Long-term portion included in other long-term liabilities as of December 27, 2013			$2.6

Fiscal 2014-2015 Plan
During the third quarter of fiscal 2014, in line with the drop in revenue that we experienced and our reduced forecast for the immediate future, we initiated a restructuring plan (the “Fiscal 2014-2015 Plan”) to reduce our operating costs, primarily in North America, Europe and Asia. Activities under the Fiscal 2014-2015 Plan primarily include reductions in force to reduce our operating expenses. We currently expect to incur approximately $5.0 million to $6.0 million of restructuring costs under the Fiscal 2014-2015 Plan.
Note 8. Divestiture
In March 2011, our board of directors approved a plan for the sale of our WiMAX business. On September 2, 2011, we sold to EION Networks, Inc. (“EION”) our WiMAX business and related assets consisting of certain technology, inventory and equipment. We assigned customer contracts for WiMAX products and maintenance and agreed to license related patents to EION. We also agreed to indemnification for customary seller representations and warranties, and the provision of transitional services. As consideration for the sale of assets, EION agreed to pay us $0.4 million in cash and up to $2.8 million in additional cash payments contingent upon specific factors related to future WiMAX business performance. Currently we are not able to estimate the amount of consideration that we will receive beyond the $0.4 million nor the probability of any such payment. Accordingly, any future consideration will be recorded as a contingent gain in the period that it is received. As of December 27, 2013, we had received $0.1 million of such contingent payments. EION is also entitled to receive cash payments of up to $2.0 million upon collection of certain WiMAX accounts receivable, of which $1.6 million had been paid by us to EION and $0.3 million was reversed resulting from the write-down of the corresponding WiMAX accounts receivable. As of December 27, 2013 and June 28, 2013, our accrued liabilities related to the disposition of the WiMAX business were $0.1 million and $0.1 million, respectively.
In the third quarter of fiscal 2011, we began accounting for the WiMAX business as a discontinued operation and, therefore, the operating results of our WiMAX business are included in discontinued operations in our condensed consolidated financial statements for all periods presented. The loss incurred in the first two quarters of fiscal 2013 was primarily due to write-down of certain WiMAX deferred cost of sales that were not transferred to EION and certain expenses we incurred to support a remaining customer obligation. The income incurred in the first two quarters of fiscal 2014 was primarily due to recovery of certain WiMAX deferred cost of sales that was previously written down.
Summary results of operations for the WiMAX business were as follows:

	Quarter Ended		Two Quarters Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
	(In millions)
Revenues	$—	$—	$—	$0.1
Income (loss) from operations related to WiMAX	$0.3	$(0.4)	$0.4	$(1.8)
Gain (loss) on disposal	—	0.1	—	0.1
Income taxes	—	—	—	—
Income (loss) from discontinued operations	$0.3	$(0.3)	$0.4	$(1.7)
Note 9. Stockholders’ Equity
2007 Stock Equity Plan and Activities
As of December 27, 2013, we had one stock incentive plan for our employees and nonemployee directors, the 2007 Stock Equity Plan, as amended and restated effective November 17, 2011 (the “2007 Stock Plan”). The 2007 Stock Plan provides for accelerated vesting of certain share-based awards if there is a change in control of the Company. The 2007 Stock Plan also provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units. We have various incentive programs under the 2007 Stock Plan, including annual and long-term incentive programs ("AIP" or "LTIP"), a global equity program ("GEP") and product development incentive programs (“PDIP”).
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
During the first two quarters of fiscal 2014, we granted options to purchase 1,998,657 shares of our common stock to employees under our 2007 Stock Plan. During the first two quarters of fiscal 2014, 1,121,128 performance shares vested upon the achievement of financial performance targets and 367,874 performance shares canceled because the performance target threshold were not met.
Upon the exercise of stock options, vesting of restricted stock awards and units, or vesting of performance share awards and units, we issue new shares of our common stock to our employees. All awards that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2007 Stock Plan and made available for future grants. Shares of our common stock remaining available for future issuance under the 2007 Stock Plan totaled 3,393,404 as of December 27, 2013.
Share-Based Compensation
Total compensation expense for share-based awards included in our condensed consolidated statements of operations for the second quarter of fiscal 2014 and 2013 was as follows:

	Quarter Ended		Two Quarters Ended
(In millions)	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
By Expense Category:
Cost of product sales and services	$0.1	$0.1	$0.1	$0.2
Research and development	—	0.5	0.2	0.8
Selling and administrative	0.6	1.2	1.9	2.3
Total share-based compensation expense	$0.7	$1.8	$2.2	$3.3
By Types of Award:
Options	$0.5	$0.6	$1.0	$1.3
Restricted stock awards and units	0.2	0.4	0.5	0.9
Performance shares	—	0.8	0.7	1.1
Total share-based compensation expense	$0.7	$1.8	$2.2	$3.3
As of December 27, 2013, there was $3.9 million of total unrecognized compensation expense related to nonvested share-based awards granted under our 2007 Stock Plan. This expense is expected to be recognized over a weighted-average period of 2.1 years.The fair value of each option grant under our 2007 Stock Plan was estimated using the Black-Scholes option pricing model on the date of grant. A summary of the significant weighted average assumptions we used in the Black-Scholes valuation model is as follows:

	Quarter Ended		Two Quarters Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Expected dividends	—%	—%	—%	—%
Expected volatility	53.5%	65.9%	54.3%	65.9%
Risk-free interest rate	1.10%	0.47%	1.28%	0.47%
Expected term (years)	4.50	4.38	4.50	4.38
Weighted average grant date fair value per share granted	$0.97	$1.27	$1.09	$1.27
Note 10. Segment and Geographic Information

We operate in one reportable business segment: the design, manufacturing and sale of a range of wireless networking products, solutions and services. We conduct business globally and our sales and support activities are managed on a geographic basis. Our Chief Executive Officer is our Chief Operating Decision Maker (the “CODM”).
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for the second quarter and first two quarters of fiscal 2014 and 2013 was as follows:

	Quarter Ended		Two Quarters Ended
(In millions)	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
North America	$33.8	$41.4	$67.5	$80.1
Africa and Middle East	26.0	63.9	63.0	112.9
Europe and Russia	10.0	9.2	18.6	21.6
Latin America and Asia Pacific	16.0	14.5	30.1	29.4
Total Revenue	$85.8	$129.0	$179.2	$244.0
During the second quarter and first two quarters of fiscal 2014 and 2013, we had one international customer in Africa (Mobile Telephone Networks Group or MTN Group) that accounted for more than 10% of our total revenue. MTN Group also accounted for more than 10% of our accounts receivable at December 27, 2013 and June 28, 2013.

Note 11. Income Taxes
Our effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where we cannot recognize tax benefits on current losses. During interim periods, we accrue tax expenses for foreign jurisdictions that are anticipated to be profitable for fiscal 2014.
The determination of our provision for the second quarter and first two quarters of fiscal 2014 and 2013 was based on our estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. The net tax benefit for the second quarter and first six months of fiscal 2014 was primarily attributable to the benefit recognized from the adjustment to tax reserves in connection with a local country examination, offset by the tax expense related to profitable foreign subsidiaries.
We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Singapore and Nigeria. The earliest years that are open and subject to potential audits for these jurisdictions are as follows: U.S. — 2003; Singapore — 2006; and Nigeria — 2004
Prior to fiscal 2014, we received several tax inquiries from several foreign taxing authorities to challenge a number of tax positions taken in those jurisdictions. During the current quarter, we received a revised assessment letter from the Inland Revenue Authority of Singapore (“Singapore”). Based on this latest assessment letter and in accordance with the local tax law, we made a prepayment of $13.2 million related to tax years 2007 through 2010, reflecting all of the taxes incrementally assessed by Singapore. We continue to believe that our tax positions in Singapore are defensible and we continue to pursue remedies to object to this assessment. As the result of this most recent assessment, we recognized a discrete tax benefit of $0.9 million in order to reduce tax reserves to the total amount due under the assessment.
We are also under examination by the Federal Inland Revenue Service (“Nigeria”) for fiscal year 2005 through 2010. While we cannot predict the ultimate outcome of the examination, we believe our current ASC 740-10 reserve is sufficient to cover any potential assessment. The Nigeria audit covers fiscal 2004 through 2010.
We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign, and state income taxes. During the current quarter and first six months of fiscal 2014, we accrued $0.3 million and $0.5 million of additional interest, respectively.
The amount of unrecognized tax benefits may change in the next twelve months. During the current quarter, we re-measured the uncertain tax benefit liability based on the latest assessment letter from Singapore and recognized a discrete benefit of $0.9 million. We will continue to appeal the assessment. Given the uncertain nature of these on-going examinations, we cannot forecast the change.
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
Our major foreign currency hedging activities are described below:
Cash Flow Hedges. We use currency forward contracts to hedge exposures related to certain forecasted foreign currency transactions relating to revenue, product costs, operating expenses and intercompany transactions. As of December 27, 2013, hedged transactions included our customer and intercompany backlog and, to a much lesser extent, outstanding purchase commitments denominated primarily in the Australian dollar, Euro, Polish zloty and Republic of South Africa rand. These derivatives are designated as cash flow hedges and typically have maturities from one to three months with a maximum of six months, which in general closely match the underlying forecasted transaction in duration.
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
As of December 27, 2013, it is expected that $0.2 million of derivative net loss on both outstanding and matured derivatives recorded in AOCI will be reclassified to net income or loss during the next twelve months as a result of underlying hedged transactions also being recorded in net income or loss. Actual amounts ultimately to be reclassified to net income or loss on outstanding derivatives depend on the exchange rates in effect when they mature.
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

The following table presents the gross notional value of all our foreign exchange forward contracts outstanding as of December 27, 2013 and June 28, 2013:

(In millions)	December 27, 2013	June 28, 2013
Cash flow hedges:
Australian dollar	$0.1	$0.5
Euro	2.9	2.8
Polish zloty	2.6	4.8
Total cash flow hedges	5.6	8.1
Balance sheet hedges:
Australian dollar	1.1	2.1
Euro	3.2	1.4
Indian rupee	3.5	2.3
Philippine peso	3.0	3.1
Polish zloty	0.4	6.9
Republic of South Africa rand	2.2	2.4
Other	3.6	2.3
Total non-designated hedges	17.0	20.5
Total	$22.6	$28.6

The following table presents the fair value of derivative instruments included within our condensed consolidated balance sheet as of December 27, 2013 and June 28, 2013:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	December 27, 2013	June 28, 2013	Balance Sheet Location	December 27, 2013	June 28, 2013
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$—	$0.1	Other accrued expenses	$—	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	—	—	Other accrued expenses	0.1	0.1
Total derivatives		$—	$0.1		$0.1	$0.1

The following table summarizes the location and amount of the gains and losses on derivative instruments reported in our financial statements:

	Quarter Ended		Two Quarters Ended
Locations of Gains (Losses) on Derivative Instruments	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
	(In millions)
Designated as cash flow hedges (foreign exchange forward contracts):
Effective portion of gain (loss) recognized in OCI	$(0.1)	$(0.1)	$(0.3)	$(0.2)
Effective portion of gain (loss) reclassified from AOCI into:
Revenue	$0.1	$—	$—	$0.1
Loss associated with the derivatives' time value recognized in cost of product sales	$(0.1)	$(0.1)	$(0.1)	$(0.1)
Gain (loss) due to hedge ineffectiveness recognized in cost of product sales	$—	$—	$—	$—
Not designated as cash flow hedges (foreign exchange forward contracts):
Gain (loss) recognized in cost of product sales	$0.1	$—	$0.1	$(0.3)
Note 13. Commitments and Contingencies

Operating Lease Commitments
We lease office and manufacturing facilities under non-cancelable operating leases expiring at various dates through April 2020. We lease approximately 129,000 square feet of office space in Santa Clara, California as our corporate headquarters. As of December 27, 2013, future minimum lease payments for our headquarters total $16.3 million through April 2020. We vacated approximately half of our Santa Clara headquarters building and made it available for sublease at September 27, 2013.
As of December 27, 2013, our future minimum lease payments under all non-cancelable operating leases with an initial lease term in excess of one year are as follows:

Fiscal Years Ending in June	Amounts
(In millions)
2014 (2 quarters remaining)	$3.2
2015	5.0
2016	4.1
2017	2.9
2018	2.8
Thereafter (through April 2020)	5.1
Total	$23.1
These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We sublease a portion of our facilities to third parties and total minimum rentals to be received in the future under our noncancelable subleases was $0.4 million as of December 27, 2013.
Rental expense for operating leases, including rentals on a month-to-month basis was as follows:

	Quarter Ended		Two Quarters Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
	(In millions)
Rent expense	$1.6	$2.2	$3.8	$4.3

Purchase Orders and Other Commitments
From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf, in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of December 27, 2013, we had outstanding purchase obligations with our suppliers or contract manufacturers of $31.9 million. In addition, we had contractual obligations of approximately $3.0 million associated with major capital purchases and service agreements as of December 27, 2013.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of December 27, 2013, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of December 27, 2013, we had commercial commitments of $48.2 million outstanding that were not recorded on our consolidated balance sheets. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid on the performance guarantees.
Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our software products infringe the intellectual property rights of a third party. As of December 27, 2013, we have not received any notice that any customer is subject to an infringement claim arising from the use of our software products; we have not received any request to defend any customers from infringement claims arising from the use of our software products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our software products. Because the outcome of infringement disputes is related to the specific facts of each case, and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of December 27, 2013, we had not recorded any liabilities related to these indemnifications.
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
Our Singapore subsidiary is in the process of evaluating its historical compliance with certain export regulations in Singapore. Depending on the results of this evaluation, we may take additional actions to ensure our compliance with these regulations in the future. As part of these additional actions, we could elect to make certain voluntary disclosures, which may, in certain circumstances, result in the imposition of various fines and penalties. Any fines and penalties will be based on the specific facts and findings of our evaluation, as well as negotiation with Singapore authorities. At this time, we cannot estimate the amount or range of any fines and penalties, if any should be imposed.
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements of, about, concerning or regarding: our plans, strategies and objectives for future operations, including with respect to growing our business and sustaining profitability and our restructuring efforts; our research and development efforts and new product releases and services; trends in revenue; drivers of our business and the markets in which we operate; future economic conditions, performance or outlook and changes in our industry and the markets we serve; the outcome of contingencies; the value of our contract awards; beliefs or expectations; the sufficiency of our cash and our capital needs and expenditures; our intellectual property protection; our compliance with regulatory requirements and the associated expenses; expectations regarding litigation; our intention not to pay cash dividends; seasonality of our business; the impact of foreign exchange and inflation; taxes; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by the use of forward-looking terminology, such as “anticipates,” “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “strategy,” “projects,” “targets,” “goals,” “seeing,” “delivering,” “continues,” “forecasts,” “future,” “predict,” “might,” “could,” “potential,” or the negative of these terms, and similar words or expressions.
These forward-looking statements are based on estimates reflecting the current beliefs of the senior management of the Company. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to, the following:

•	continued price and margin erosion as a result of increased competition in the microwave transmission industry;

•	the impact of the volume, timing and customer, product and geographic mix of our product orders;

•	our ability to meet projected new product development dates or anticipated cost reductions of new products;

•	our suppliers’ inability to perform and deliver on time as a result of their financial condition, component shortages or other supply chain constraints;

•	customer acceptance of new products;

•	the ability of our subcontractors to timely perform;

•	continued weakness in the global economy affecting customer spending;

•	retention of our key personnel;

•	our ability to manage and maintain key customer relationships;

•	uncertain economic conditions in the telecommunications sector combined with operator and supplier consolidation;

•	the timing of our receipt of payment for products or services from our customers;

•	our failure to protect our intellectual property rights or defend against intellectual property infringement claims by others;

•	the results of our restructuring efforts;

•	the effects of currency and interest rate risks; and

•	the impact of political turmoil in countries where we have significant business.
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
During fiscal 2014, we expect to provide increased managed services, including network design, inventory management, final configuration and warehousing services, to certain customers in certain geographies. Our operating results may be impacted by providing these services to the extent that we may need to postpone the recognition of revenue and incur upfront and ongoing expenses that are not offset with additional revenue from product sales associated with these services until a future period.
Please refer to the section entitled “Risk Factors” in Item 1A in our fiscal 2013 Annual Report on Form 10-K.
Operations Review
In the second quarter of fiscal 2014 we experienced a drop in revenue due primarily to a slower than expected investment cycle in Africa, along with the postponed recognition of about $4.5 million when we commenced shipments under a new managed services and warehousing agreement with a major customer in that region. The warehouse services element of that agreement precludes revenue recognition until final delivery is made to the customer from our warehouse.
The market for mobile backhaul continues to be our primary addressable market segment and, over the long term, the demand for increasing the backhaul capacity in our customers' networks continues to grow. In North America we supported long-term evolution ("LTE") deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. Internationally, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of some large 3G deployments, and the emergence of early stage LTE deployments. Our position continues to be to support our customers for LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. We continue to find that our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. However, as disclosed above and in the “Risk Factors” section in Item 1A of our fiscal 2013 Annual Report on Form 10-K, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we service.
During the third quarter of fiscal 2014, in line with the drop in revenue that we experienced and our reduced forecast for the immediate future, we announced a new restructuring plan. Our restructuring expenses incurred during the first two quarters of fiscal 2014 related to the current Fiscal 2013-2014 Plan. We intend to complete a majority of the remaining restructuring activities under the current plan during fiscal 2014. See “Restructuring Charges” below.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: Africa and Middle East, Europe and Russia, and Latin America and Asia Pacific. Revenue by region for the second quarter and first two quarters of fiscal 2014 and 2013 and the related changes are shown in the table below:

	Quarter Ended				Two Quarters Ended
(In millions, except percentages)	December 27, 2013	December 28, 2012	$ Change	% Change	December 27, 2013	December 28, 2012	$ Change	% Change
North America	$33.8	$41.4	$(7.6)	(18.4)%	$67.5	$80.1	$(12.6)	(15.7)%
Africa and Middle East	26.0	63.9	(37.9)	(59.3)%	63.0	112.9	(49.9)	(44.2)%
Europe and Russia	10.0	9.2	0.8	8.7%	18.6	21.6	(3.0)	(13.9)%
Latin America and Asia Pacific	16.0	14.5	1.5	10.3%	30.1	29.4	0.7	2.4%
Total Revenue	$85.8	$129.0	$(43.2)	(33.5)%	$179.2	$244.0	$(64.8)	(26.6)%
Our revenue in North America decreased $7.6 million, or 18.4%, during the second quarter of fiscal 2014 compared with the same quarter of fiscal 2013. Revenue from wireless operator customers was down as they reach completion of their LTE network building period and we expect this trend to continue in the near term. We also saw lower revenue from private government and utility networks due to the timing of purchases and project deliveries to those customers. On a year-to-date basis, North America revenue is down $12.6 million, or 15.7%, compared to the first half of fiscal 2013 for the same reasons as the quarter volumes are down from the prior year.

Our revenue in Africa and Middle East was down $37.9 million, or 59.3% for the second quarter in fiscal 2014 over the same quarter in fiscal 2013. The majority of this decrease was from our business in Africa, where our customers continued to closely manage their capital spending. Revenue was also affected by the first deliveries under a new managed services and warehousing agreement with a major customer in the region. This agreement involves some deliveries to an Aviat managed warehouse, which results in revenue not being recognized until final delivery is made to the customer from the warehouse. On a year-to-date basis, Africa and Middle East revenue was down $49.9 million, or 44.2%, from the same period in fiscal 2013, mostly from reduced capital spending by our largest customer in the region, along with the managed services and warehousing arrangement mentioned above.
Revenue in Europe and Russia increased $0.8 million, or 8.7%, for the second quarter of fiscal 2014 compared with the same quarter in fiscal 2013. This increase came from normal variances in purchase patterns with our larger customers in the sector. On a year-to-date basis, Europe and Russia revenue was down $3.0 million, or 13.9%, from the same period in fiscal 2013. This variation was due to timing of customer purchasing.
Revenue in Latin America and Asia Pacific increased $1.5 million, or 10.3%, during the second quarter of fiscal 2014 compared with the same quarter in fiscal 2013. The increase was primarily due to deliveries to two new customers in these regions. On a year-to-date basis revenue in Latin America and Asia Pacific was up $0.7 million, or 2.4%, largely on the addition of new customers in the regions.
Our revenue from product sales was down by $42.3 million, or 44.9%, for the second quarter of fiscal 2014 compared with the same quarter in fiscal 2013. The decrease came primarily from strong sales in Africa and North America in the second quarter of fiscal 2013 that were not repeated at the same level in the second quarter of fiscal 2014.  Product sales in the other sales regions were the same or slightly greater the previous year. Product sales in the other sales regions were less than the previous year, for the reasons mentioned above. Our services revenue was down by $0.9 million, or 2.6%, during the second quarter of fiscal 2014 compared with the same quarter of fiscal 2013. The decrease in the second quarter of fiscal 2014 came from reduced services delivered in Africa and Middle East, offset in part by increases in Asia Pacific and North America.
Our revenue from product sales was down by $62.6 million, or 35.2%, for the first two quarters of fiscal 2014 compared with the same period in fiscal 2013. The decrease came primarily from strong sales in Africa in the first two quarters of fiscal 2013 that were not repeated at the same level in the first two quarters of fiscal 2014. North America, Asia Pacific, and European product sales were also down compared to the first two quarters of fiscal 2013, with a smaller increase in Latin America. Our services revenue was down by $2.2 million, or 3.3%, during the first two quarters of fiscal 2014 compared with the same period of fiscal 2013. The decrease in the first two quarters of fiscal 2014 came from reduced services delivered in Africa and Middle East, mostly offset by increases in North America, Asia Pacific and Europe.
During the second quarter and the first half of fiscal 2014 and 2013, the MTN Group in Africa accounted for more than 10% of our total revenue. We have entered into separate and distinct contracts with MTN Group as well as separate arrangements with MTN Group subsidiaries. The loss of all MTN Group business could adversely affect our results of operations, cash flows and financial position.
Gross Margin

	Quarter Ended				Two Quarters Ended
(In millions, except percentages)	December 27, 2013	December 28, 2012	$ Change	% Change	December 27, 2013	December 28, 2012	$ Change	% Change
Revenue	$85.8	$129.0	$(43.2)	(33.5)%	$179.2	$244.0	$(64.8)	(26.6)%
Cost of revenue	64.5	90.3	(25.8)	(28.6)%	134.8	171.6	(36.8)	(21.4)%
Gross margin	$21.3	$38.7	$(17.4)	(45.0)%	$44.4	$72.4	$(28.0)	(38.7)%
% of revenue	24.8%	30.0%			24.8%	29.7%
Gross margin for the second quarter of fiscal 2014 was lower by $17.4 million, or 45.0%, compared with the same quarter of fiscal 2013. Most of the gross margin decrease came from lower sales volume in the quarter, primarily in Africa and Middle East, with a smaller drop in North America. These decreases were offset in part by small increases in Latin America, APAC and Europe.  Gross margin as a percentage of revenue decreased in the second quarter of fiscal 2014 compared with the same quarter of fiscal 2013, primarily due to lower product gross margin rates in Africa and

Middle East, Europe and APAC, and less favorable absorption of supply chain costs driven by lower volume. Much of these gross margin rate variances were driven by market price changes and changes in the mix of products and services delivered.
On a year-to-date basis gross margin was $28.0 million less than the same period in fiscal 2013. The main reason for the decline is the reduced revenue realized in Africa and Middle East, North America, and Europe along with lower market prices and differing product mixes in all regions.
Research and Development Expenses

	Quarter Ended				Two Quarters Ended
(In millions, except percentages)	December 27, 2013	December 28, 2012	$ Change	% Change	December 27, 2013	December 28, 2012	$ Change	% Change
Research and development	$9.4	$9.8	$(0.4)	(4.1)%	$19.1	$19.1	$—	—%
% of revenue	11.0%	7.6%			10.7%	7.8%
Our research and development (“R&D”) expenses decreased $0.4 million, or 4.1%, in the second quarter of fiscal 2014 compared with the same quarter in fiscal 2013, primarily due to a $0.5 million decrease in share-based compensation expenses resulting from stock award vesting in the first two quarters of fiscal 2014. Our R&D expenses were flat for the first half of fiscal 2014 compared with the same period in fiscal 2013. There was a 0.6 million decrease in share-based compensation expenses which was offset by increases in R&D supply costs reflecting our investment in our new product development projects during the first two quarters of fiscal 2014. We continue to invest in new product features, new functionality and lower cost platforms that we believe will enable our product lines to retain their technology leads in a cost effective manner.
Selling and Administrative Expenses

	Quarter Ended				Two Quarters Ended
(In millions, except percentages)	December 27, 2013	December 28, 2012	$ Change	% Change	December 27, 2013	December 28, 2012	$ Change	% Change
Selling and administrative	$22.2	$23.7	$(1.5)	(6.3)%	$44.4	$47.0	$(2.6)	(5.5)%
% of revenue	25.9%	18.4%			24.8%	19.3%
Our selling and administrative expenses declined $1.5 million, or 6.3%, and $2.6 million, or 5.5%, respectively, in the second quarter and first two quarters of fiscal 2014 compared with the same periods of fiscal 2013, primarily due to a $1.1 million and $2.0 million, respectively, reduction in bad debt expense as we recovered certain receivables that were previously written off due to customer insolvency, a $0.5 million and $0.9 million, respectively, decrease in agent commissions driven by lower fee-based revenues, and a $0.6 million and $0.4 million, respectively, decrease in share-based compensation expenses resulting from stock award vestings in the first two quarters of fiscal 2014, partially offset by a $0.6 million of transactional taxes assessments in the second quarter of fiscal 2014.
Restructuring Charges
During the fourth quarter of fiscal 2013, we initiated the Fiscal 2013-2014 Plan that was intended to bring our cost structure in line with the changing business environment of the worldwide microwave radio and telecommunication markets, primarily in North America, Europe and Asia. Activities under the Fiscal 2013-2014 Plan included the downsizing of our Santa Clara, California headquarters and certain international field offices, and reductions in force to reduce our operating expenses.
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

Our restructuring charges by plan for the second quarter of fiscal 2014 and 2013 are summarized in the table below:

	Quarter Ended				Two Quarters Ended
(In millions, except percentages)	December 27, 2013	December 28, 2012	$ Change	% Change	December 27, 2013	December 28, 2012	$ Change	% Change
Restructuring charges	$0.3	$0.2	$0.1	50.0%	$4.8	$0.5	$4.3	860.0%
By Plan:
Fiscal 2013-2014 Plan	$0.3	$—	$0.3		$4.8	$—	$4.8
Fiscal 2011 Plan	$—	$0.2	$(0.2)		$—	$0.5	$(0.5)
Our restructuring expenses consisted primarily of severance and related benefit charges and facilities costs related to obligations under non-cancelable leases for facilities that we ceased to use. Restructuring charges for the second quarter of fiscal 2014 included a $0.3 million employee termination charge. Restructuring charges for the first two quarters of fiscal 2014 included a $3.9 million facilities charge related to ceasing to use a portion of our Santa Clara headquarters building and a $0.9 million employee termination charge. We intend to complete a majority of the remaining restructuring activities under the Fiscal 2013-2014 Plan in fiscal 2014. During the third quarter of fiscal 2014, we initiated a new restructuring plan and currently expect to incur approximately $5.0 million to $6.0 million of restructuring costs under the Fiscal 2014-2015 Plan.
Interest Income and Interest Expense

	Quarter Ended		Two Quarters Ended
(In millions)	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Interest income	$0.1	$0.2	$0.1	$0.5
Interest expense	$(0.1)	$(0.2)	$(0.2)	$(0.5)
Interest income reflected interest earned on our cash equivalents which were comprised of money market funds and certificates of deposit.
Interest expense was primarily related to interest associated with borrowings, term loan and letters of credit under our credit facilities.
Income Taxes

	Quarter Ended			Two Quarters Ended
(In millions, except percentages)	December 27, 2013	December 28, 2012	$ Change	December 27, 2013	December 28, 2012	$ Change
Income (loss) from continuing operations before income taxes	$(10.7)	$4.9	$(15.6)	$(24.2)	$5.6	$(29.8)
Provision for (benefit from) income taxes	$(0.5)	$9.9	$(10.4)	$(0.3)	$11.4	$(11.7)
% of income (loss) from continuing operations before income taxes	4.7%	202.0%		1.2%	203.6%

We estimate our annual effective rate at the end of each quarterly period, and we record the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances. The determination of the effective tax rate reflects tax expense and benefit generated in certain foreign jurisdictions. However, jurisdictions with a year-to-date loss where no tax benefit can be recognized are excluded from the annual effective tax rate.

We recognized an adjustment of $2.2 million during the second quarter of fiscal 2014 to correct immaterial errors arising from fiscal 2007 through September 27, 2013. The result of this adjustment was to decrease provision for income taxes and our reserve for uncertain tax positions. This had no impact to our statement of cash flows for fiscal 2013 and fiscal 2014 periods. We believe the impact of the adjustment is not material to our annual and quarterly financial statements as a whole for current or prior periods.
Income (loss) from Discontinued Operations

	Quarter Ended			Two Quarters Ended
(In millions)	December 27, 2013	December 28, 2012	$ Change	December 27, 2013	December 28, 2012	$ Change
Income (loss) from discontinued operations, net of tax	$0.3	$(0.3)	$0.6	$0.4	$(1.7)	$2.1
Our discontinued operations consist of the WiMAX business, which was sold to EION on September 2, 2011. We completed the business transition with EION in fiscal 2012. The loss incurred in the first two quarters of fiscal 2013 was primarily due to write-down of certain WiMAX deferred cost of sales that were not transferred to EION. The income incurred in the first two quarters of fiscal 2014 was primarily due to recovery of certain WiMAX deferred cost of sales that was previously written down.

Liquidity and Capital Resources
Sources of Cash
As of December 27, 2013, our total cash and cash equivalents were $64.7 million. Approximately $20.9 million, or 32.3% of our total cash and cash equivalents, was held by entities domiciled in the United States. The remaining balance of $43.8 million, or 67.7%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries at December 27, 2013, $34.6 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested and would be subject to U.S. taxes if repatriated.
As of December 27, 2013, our principal sources of liquidity consisted of the $64.7 million in cash and cash equivalents, $36.8 million of available credit under our $50.0 million credit facility with SVB, and future collections of receivables from customers. As of December 27, 2013, we were not in compliance with the financial covenants contained in the amended and restated credit agreement. Following amendment No. 3 to the amended and restated credit agreement that we entered into on February 10, 2014, we were in compliance with all the financial covenants under the amended and restated credit agreement. We regularly require letters of credit from some customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically our primary sources of liquidity have been cash flows from operations, credit facilities and cash proceeds from sale of our equity securities. During the first two quarters of fiscal 2014, our total cash and cash equivalents decreased by $25.3 million primarily due to $5.4 million of cash being used for capital expenditures, $2.8 million repayments on our term loan and $17.6 million of cash used in operating activities.
Cash used in operating activities was $17.6 million in the first two quarters of fiscal 2014, primarily due to our net loss of $23.5 million adjusted by non-cash expense items of $6.8 million, a decrease in reserve for uncertain tax positions and deferred taxes of $14.9 million, decreases in accounts payable and accrued expenses of $3.4 million, an increase in unbilled costs of $6.9 million and an increase in inventories of $2.6 million, partially offset by decreases in accounts receivables of $10.8 million and in net prepaid income taxes of $2.5 million, and increases in customer advance payments and unearned income of $9.3 million and in accrued restructuring liabilities of $2.2 million. The decrease in the reserve for uncertain tax positions and deferred taxes was primarily due a tax payment made to a jurisdiction during the second quarter of $13.2 million. The decreases in accounts payable and accrued expenses were primarily due to the timing of payments to our contract manufacturers and suppliers as well as the payout of employee bonuses. The increase in unbilled costs was due to the timing of billing of projects. The increase in inventories was due to timing of customer shipments. The decrease in accounts receivable was due to collections during the first two quarters exceeding billings. The decrease in net prepaid income taxes was due to a tax refund that we received from a tax jurisdiction during the quarter. The increase in customer advance payments and unearned income was due to the timing of revenue recognition on several large contracts. The increase in restructuring liabilities was primarily related to the facility exit cost liability we incurred associated with our Santa Clara headquarters building under the Fiscal 2013-2104 Plan. We used $2.6 million in cash during the first two quarters of fiscal 2014 on expenses related to restructuring liabilities.

During the remainder of fiscal year 2014, we expect to spend approximately $4.4 million for capital expenditures, primarily on equipment for development of new products and improvement of our information technology infrastructure which will enable more automated supply chain management and financial reporting and lead to process and cost efficiency and a greater ability to scale our business.
We believe that our existing cash and cash equivalents, the available line of credit under our credit facility and future cash collections from customers will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for the next 12 months and the foreseeable future. There can be no assurance, however, that our business will generate cash flow, we will be in compliance with the financial covenants contained in our amended and restated credit agreement, or that anticipated operational improvements will be achieved. If we are not in compliance with the financial covenants, the availability of our credit facility is not certain until a waiver or an amendment of the financial covenants is obtained. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations that may arise in the future, we may be required to sell assets, reduce capital expenditures, or obtain financing. If we need to obtain additional financing, we cannot be assured that it will be available on favorable terms, or at all. Our ability to make scheduled principal payments or pay interest on or refinance any future indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the microwave communications market and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
Available Credit Facility, Borrowings and Repayment of Debt
On September 27, 2013, we amended and restated our credit facility with SVB for a new term of three years expiring on September 26, 2016. On October 29, 2013, November 20, 2013 and February 10, 2014, we entered into Amendment No. 1, No. 2 and No. 3, respectively, to the amended and restated credit facility providing for certain amendments to the financial covenants.
Our amended and restated credit facility provides for a committed amount of up to $50.0 million, with a $30.0 million sublimit that can be borrowed by our Singapore subsidiary. Borrowings that may be advanced under the amended and restated credit facility at the lesser of $50.0 million or a borrowing base equal to $10.0 million plus a specified percentage of the value of eligible accounts receivable of the Company, subject to certain reserves and eligibility criteria. The amended and restated credit facility can also be utilized to issue letters of credit. Principal, together with all accrued and unpaid interest, is due and payable on the Maturity Date, provided that we may request, up to two times, one-year extensions of the Maturity Date, such extensions to be granted at the sole discretion of SVB. We may prepay loans under the amended and restated credit facility in whole or in part at any time without premium or penalty. We currently do not expect to repay any loans within the next 12 months. As of December 27, 2013, available credit under the amended and restated credit facility was $36.8 million reflecting the borrowings of $6.0 million and outstanding letters of credit of $7.2 million.
Borrowings under the amended and restated credit facility carry an interest rate computed at the daily prime rate as published in the Wall Street Journal. Interest on Eurodollar loans is offered at LIBOR plus a spread of between 2.00% to 2.75% based on our consolidated leverage ratio for the preceding four fiscal quarter period. Interest is due and payable in arrears monthly for prime rate loans and, for LIBOR rate loans, at the end of an interest period or at each three-month interval if the interest period is greater than three months. During the first two quarters of fiscal 2014, the weighted average interest rate on our $6.0 million loan was 3.25%. The previous $8.3 million two-year term loan bore a fixed interest rate of 5% per annum.
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
As of December 27, 2013, we were not in compliance with the financial covenants contained in the amended and restated credit agreement. As a result of this non-compliance and the fact that the credit facility contains a subjective acceleration clause which could be triggered by the lender, the $6.0 million borrowings were classified as a current liability as of December 27, 2013. Following amendment No. 3 to the amended and restated credit agreement, we were in compliance with all the financial covenants under the amended and restated credit agreement.
Restructuring Payments
We have liabilities for restructuring activities totaling $4.9 million as of December 27, 2013, $2.3 million of which is classified as current liability and expected to be paid out in cash over the next 12 months. We expect to fund these future payments with available cash and cash flow provided by operations.
Contractual Obligations and Commercial Commitments
The amounts disclosed in our fiscal 2013 Annual Report on Form 10-K include our commercial commitments and contractual obligations. During the first two quarters of fiscal 2014, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our fiscal 2013 Annual Report on Form 10-K. Please refer to Note 13, "Commitments and Contingencies" in this Quarterly Report on Form 10-Q.
Contingent Liabilities
Our Singapore subsidiary is in the process of evaluating its historical compliance with certain export regulations in Singapore. Depending on the results of this evaluation, we may take additional actions to ensure our compliance with these regulations in the future. As part of these additional actions, we could elect to make certain voluntary disclosures, which may, in certain circumstances, result in the imposition of various fines and penalties. Any fines and penalties will be based on the specific facts and findings of our evaluation, as well as negotiation with Singapore authorities. At this time, we cannot estimate the amount or range of any fines and penalties, if any should be imposed. Please refer to Note 13, "Commitments and Contingencies" in this Quarterly Report on Form 10-Q.
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

As of December 27, 2013, we had foreign currency forward contracts outstanding with a total notional amount of $22.6 million consisting of 13 different currencies. The following is a summary of the gross notional amount of our outstanding contracts grouped by the underlying foreign currency as of December 27, 2013:

Currency	Notional Contract Amount (Local Currency)	Notional Contract Amount (USD)
	(In millions)
Australian dollar	1.4	$1.2
Euro	4.5	6.1
Indian rupee	220.5	3.5
Philippine peso	130.5	3.0
Polish zloty	9.2	3.0
Republic of South Africa rand	22.8	2.2
Other currencies	N/A	3.6
Total of all currency forward contracts		$22.6
Net foreign exchange loss recorded in our consolidated statements of operations during the second quarter and first half of fiscal 2014 and 2013 was as follows:

	Quarter Ended		Two Quarters Ended
(In millions)	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Foreign exchange loss, net	$(0.2)	$(0.5)	$(0.4)	$(0.8)
A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of December 27, 2013 would have an impact of approximately $1.9 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
Certain of our international business was transacted in non-U.S. dollar currency environments. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars is included as a component of stockholders’ equity. As of December 27, 2013 and June 28, 2013, the cumulative translation adjustment decreased our stockholders’ equity by $2.9 million and $3.4 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our SVB credit facility.
Exposure on Cash Equivalents
We had $64.7 million in total cash and cash equivalents as of December 27, 2013. Cash equivalents totaled $27.1 million as of December 27, 2013 and were comprised of money market funds and certificates of deposit. Cash equivalents have been recorded at fair value on our balance sheet.
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
The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents held as of December 27, 2013 was two days, and these investments had an average yield of 0.52% per annum. A 10% change in interest rates on our cash and cash equivalents is not expected to have a material impact on our financial position, results of operations or cash flows.
Exposure on Borrowings
During the first two quarters of fiscal 2014, we had $6.0 million of borrowings outstanding under our $50.0 million SVB credit facility that incurred interest at the prime rate. We also recorded interest on our $8.3 million borrowing drawn on January 30, 2012 and paid off on September 27, 2013 at the fixed rate of 5% per annum. During the first two quarters of fiscal 2014, our weighted average interest rate was 3.5% and we recorded total interest expense of $0.1 million on these borrowings.
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
Management has conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 27, 2013.
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

10.1
Amendment No. 1 to First Amended and Restated Loan and Security Agreement, dated as of October 29, 2013, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 30, 2013, File No. 001-33278)

10.2
Amendment No. 2 to First Amended and Restated Loan and Security Agreement, dated as of November 20, 2013, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 21, 2013, File No. 001-33278)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIAT NETWORKS, INC. (Registrant)
Date: February 10, 2014

By:	/s/ John J. Madigan
John J. Madigan Vice President, Corporate Controller and Principal Accounting Officer (Principal accounting officer and duly authorized officer)

EXHIBIT INDEX
The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Descriptions

10.1
Amendment No. 1 to First Amended and Restated Loan and Security Agreement, dated as of October 29, 2013, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 30, 2013, File No. 001-33278)

10.2
Amendment No. 2 to First Amended and Restated Loan and Security Agreement, dated as of November 20, 2013, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 21, 2013, File No. 001-33278)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document