Form 10-K
period 2014-06-27
AVIAT NETWORKS, INC.
filed 2014-12-22
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33278
______________________________
AVIAT NETWORKS, INC.
(Exact name of registrant as specified in its charter)
______________________________

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 27, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $102.7 million based upon the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date. For purposes of this calculation, the registrant has assumed that its directors, executive officers and holders of 5% or more of the outstanding common stock are affiliates.
The number of shares outstanding of the registrant’s common stock as of December 9, 2014 was 62,223,790 shares.
_________________________________
DOCUMENTS INCORPORATED BY REFERENCE
None.

AVIAT NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 27, 2014

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
These forward-looking statements are based on estimates reflecting the current beliefs of the senior management of Aviat Networks. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include the following:

•	material weaknesses identified in our system of internal control and associated remediation efforts and investments and actions needed to remedy those material weaknesses;

•	continued price and margin erosion as a result of increased competition in the microwave transmission industry;

•	the impact of the volume, timing and customer, product and geographic mix of our product orders;

•	our ability to meet financial covenant requirements which could impact our liquidity;

•	our ability to meet projected new product development dates or anticipated cost reductions of new products;

•	our suppliers’ inability to perform and deliver on time as a result of their financial condition, component shortages or other supply chain constraints;

•	customer acceptance of new products;

•	the ability of our subcontractors to timely perform;

•	continued weakness in the global economy affecting customer spending;

•	retention of our key personnel;

•	our ability to manage and maintain key customer relationships;

•	uncertain economic conditions in the telecommunications sector combined with operator and supplier consolidation;

•	the timing of our receipt of payment for products or services from our customers;

•	our failure to protect our intellectual property rights or defend against intellectual property infringement claims by others;

•	the results of our restructuring efforts;

•	the effects of currency and interest rate risks; and

•	the impact of political turmoil in countries where we have significant business.

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
Our principal executive offices are located at 5200 Great America Parkway, Santa Clara, California 95054, and our telephone number is (408) 567-7000. Our common stock is listed on the NASDAQ Global Select Market under the symbol AVNW. As of June 27, 2014, we employed approximately 960 people, compared with approximately 1,000 people as of June 28, 2013.
Overview and Description of the Business
We design, manufacture and sell a range of wireless networking products, solutions and services to mobile and fixed public network operators, private network operators, government agencies, transportation, energy and utility companies, public safety agencies and broadcast network operators around the world. We sell products and services directly to our customers and also use agents and distributors.
Our products utilize microwave and millimeter wave technologies to create point to point wireless links for short, medium and long distance interconnections. Our products incorporate Ethernet switching and IP routing capabilities to form complete networking solutions. We also provide network management software tools to enable our customers to deploy, monitor and manage our systems; third party equipment such as antennas, routers, optical transmission equipment and other equipment necessary to build and deploy a complete telecommunications transmission network. We provide a full suite of professional services.
Our wireless systems deliver urban, suburban, regional and country-wide communications links as the primary alternative to fiber optic connections. In dense urban and suburban areas, short range wireless solutions are faster to deploy and lower cost per mile than new fiber deployments. In developing nations, fiber infrastructure is scarce and wireless systems are used for both long and short distance connections. Wireless systems also have advantages over optical fiber in areas with rugged terrain, and to provide connections over bodies of water such as between islands or even oil and gas production platforms.
Revenue from our North America and international regions represented approximately 41% and 59%, respectively, of our revenue in fiscal 2014, 38% and 62%, respectively, of our revenue in fiscal 2013, and 37% and 63%, respectively, of our revenue in fiscal 2012. Information about our revenue attributable to our geographic regions is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 11 of the accompanying consolidated financial statements in this Annual Report on Form 10-K.
Market Overview
We believe that future demand for microwave and millimeter wave transmission systems will be influenced by a number of factors across several market segments.
Mobile Networks
As Mobile Networks expand, add subscribers and increase the number of wirelessly connected devices, sensors and machines, they require investment in backhaul infrastructure. Whether Mobile Network operators choose to self-build this backhaul infrastructure or lease backhaul services from other network providers, the evolution of the network drives demand for transmission technologies such as microwave and millimeter wave wireless backhaul. Within this overall scope there are multiple individual drivers for investment in backhaul infrastructure.

•
New RAN Technologies. The evolution of Mobile Radio Access Network (“RAN”) technologies from 2G to 3G (HSPA) or 4G (HSPA+ and LTE) technologies is providing subscribers with faster speed access to the internet, social media, and video streaming services. The rapid increases in data to be transported through the RAN and across the backhaul infrastructure drives requirements for higher data transport links necessitating upgrades to or replacement of the existing backhaul infrastructure.

•	Subscriber Growth. Traffic on the backhaul infrastructure increases as the number of unique subscribers grows.

•
Connected Devices. The number of devices connected to the Mobile Network is far greater than the number of unique subscribers due to demand for multiple mobile device types. Wireless sensors and machines are enabling new revenue streams for Mobile Network operators in healthcare, agriculture, transportation and education, all of which increases the data traffic crossing the backhaul infrastructure.

•
RAN Capacity. RAN frequency spectrum is a limited resource and shared between all of the devices and users within the coverage area of each base station. Meeting the combined demand of increasing subscribers and devices will requires the deployment of much higher densities of base stations with smaller and smaller range (small cells) each requiring backhaul.

•
Geographic Coverage. Expanding the geographic area covered by a Mobile Network requires the deployment of additional Cellular Base Station sites. Each additional base station site also needs to be connected to the core of the Mobile Network through expansion of the backhaul system.

•
License Mandates. Mobile Operators are licensed telecommunications service providers. Licenses will typically mandate a minimum geographic footprint within a specific period of time and/or a minimum proportion of a national or regional population served. This can pace backhaul infrastructure investment and cause periodic spikes in demand.

•
Evolution to IP. Network Infrastructure capacity, efficiency and flexibility is greatly enhanced by transitioning from legacy SDH (synchronous digital hierarchy) / SONET (synchronous optical network) / TDM (time division multiplexing) to IP (internet protocol) infrastructure. Our products offer integrated IP transport and routing functionality increasing the value they bring in the backhaul network.

•
Expansion of Offered Services. Mobile Network operators especially in emerging markets now own and operate the most modern communications networks within their respective regions. These network assets can be further leveraged to provide high speed broadband services to fixed locations such as Small Medium and Large Business Enterprises, Airports, Hotels, Hospitals, and Educational institutions. Microwave and Millimeter Wave backhaul is ideally suited to providing high speed broadband connections to these end points due to the lack of fiber infrastructure.

Other Vertical Markets
In addition to mobile backhaul, we see increasing demand for microwave technology in other vertical markets, including utility, public safety, financial institution and broadcast.

•	Many utility companies around the world are actively investing in Smart Grid solutions and energy demand management, which drive the need for network modernization and increased capacity of networks.

•
In the public safety vertical market investment in network modernization can significantly enhance the capabilities of security agencies. Improving border patrol effectiveness, enabling interoperable emergency communications services for local or state police, providing access to timely information from centralized databases, or utilizing video and imaging devices at the scene of an incident requires a high bandwidth and reliable network. The mission critical nature of Public Safety and National security networks can require that these networks are built, operated and maintained independently of other public network infrastructure and microwave is very well suited to this environment because it is a cost-effective alternative to fiber.

•
New opportunities have emerged in some other niche markets in non-mobile sectors as well, such as the low latency application for high frequency trading in financial industry, for which demand has been growing at a higher rate than the wireless industry as a whole. With lower latency and shorter line of sight distance between transmission sites than fiber, microwave technology has been selected over fiber by more and more financial institutions for such applications. There is also the broadcast market, where terrestrial TV broadcasting is progressively going digital on a global basis and has presented new opportunities for microwave vendors.

These factors are combining to create a range of opportunities for continued investment in backhaul and transport networks favoring microwave and millimeter wave technologies. As we focus on our execution of the future generations of our technology, our goal is to make wireless a viable choice for an ever broadening range of network types.
Strategy
Over the past year, we made significant strides in updating our entire product portfolio with new microwave, millimeter wave and IP Routing solutions. We introduced the first versions of our CTR (converged transport router) 8000 platform with both CTR 8440 and CTR 8540 models. The CTR is a transformational microwave product line since it efficiently integrates microwave transport and IP routing in a single solution. We also introduced our first millimeter wave solution, the WTM3300, in a very small form factor suited to dense urban and small cell applications.
We continued to develop our professional services portfolio as a key to our long term strategy and differentiation. During the year, we added managed network services to a key customer in Africa and expanded the number of customer networks managed from our North America Network Operations Center.
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
Products and Solutions
We offer a comprehensive product and solutions portfolio that meets the needs of service providers and network operators in every region of the world and addresses a broad range of applications, frequencies, capacities and network topologies. Our product categories include point-to-point microwave and millimeter wave radios that are licensed (subject to local frequency regulatory requirements), lightly-licensed and license-exempt (operating in license-exempt frequencies), and element and network management software. In addition, we provide a full suite of professional services enabling us to deliver end-to-end turnkey networks, including complete design, deployment, maintenance, and managed services, while being an attentive and adaptable partner for our customers — a key competitive differentiator for us.

•
Broad product and solution portfolio. We offer a comprehensive suite of wireless transmission networking systems for microwave and millimeter-wave networking applications. Our solution consists of tailored offerings of our own wireless products and our own integrated ancillary equipment or that of other manufacturers and providers of element and network management systems and professional services. These solutions address a wide range of transmission frequencies, ranging from 2.4 MHz to 90 GHz, and a wide range of transmission capacities, ranging up to 4 Gbps and beyond. The major product families included in these solutions are CTR 8000, Eclipse, WTM 3000, WTM 6000 and ProVision, our network management software.

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

Business Operations
Sales and Service
We believe that a direct and continuing relationship with service providers is a competitive advantage in attracting new customers and satisfying existing ones. As a result, we offer our products and services through our own direct sales, service and support organization, which allows us to closely monitor the needs of our customers. We have offices in Canada and the United States in North America; Brazil and Mexico in Central and South America; Slovenia, Poland, France, Russia, the Netherlands and the United Kingdom in Europe; Nigeria, Kenya, Ghana, Ivory Coast, Algeria and South Africa in Africa; the United Arab Emirates, Saudi Arabia and Lebanon in the Middle East; and Australia, India, New Zealand, China, Malaysia, the Philippines, Singapore and Thailand in the Asia Pacific region. Our local offices provide us with a better understanding of our customers’ needs and enable us to respond to local issues and unique local requirements.
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
The specific terms and conditions of our product warranties vary depending upon the product sold and country in which we do business. On direct sales, warranty periods generally start on the delivery date and continue for one to three years.
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
Backlog
Our backlog by geographic region is as follows:

	June 27, 2014	June 28, 2013
	(In millions)
North America	$112.0	$79.4
International	97.3	79.1
Total backlog	$209.3	$158.5
Our backlog consists primarily of contracts or purchase orders for both product and service deliveries scheduled within the next 12 months and extended service warranties. We regularly review our backlog to ensure that our customers continue to honor their purchase commitments and have the financial means to purchase and deploy our products and services in accordance with the terms of their purchase contracts.
We expect to substantially fill the backlog as of June 27, 2014 during fiscal 2015, but we cannot be assured that this will occur. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix and the possibility of changes in delivery schedules and additions or cancellations of orders. The backlog figures exclude advance payments and unearned income amounts. As of June 27, 2014, the Mobile Telephone Networks Group (“MTN Group”) in Africa accounted for 16% of our total backlog and no other customers accounted for 10% or more of our total backlog.
Customers
Principal customers for our products and services include domestic and international wireless/mobile service providers, OEMs, and private network users such as public safety agencies, government institutions, and utility, pipeline, railroad and other industrial enterprises that operate wireless networks.
During fiscal 2014, the MTN Group in Africa accounted for 17% of our total revenue compared with 25% in fiscal 2013 and 17% in fiscal 2012. We have entered into separate and distinct contracts with MTN Group as well as separate arrangements with MTN Group subsidiaries. During fiscal 2013, revenue from Verizon Wireless accounted for 11% of our total revenue. The loss of all or a substantial portion of MTN Group's business or of Verizon Wireless' business could adversely affect our results of operations, cash flows and financial position.
Although we have a large customer base, during any given fiscal year or quarter a small number of customers may account for a significant portion of our revenue. In certain circumstances, we sell our products to service providers through OEMs, which provide the service providers with access to financing and in some instances, protection from fluctuations in international currency exchange rates.
Competition
The microwave and millimeter wave wireless networking business is a specialized segment of the wireless telecommunications industry that is sensitive to technological advancements and is extremely competitive. Our principal competitors include business units of large mobile and IP network infrastructure manufacturers such as Ericsson, Huawei, NEC and Alcatel-Lucent, as well as a number of other smaller public and private microwave specialists companies such as Ceragon, DragonWave and SIAE.
Some of our larger competitors may have greater name recognition, broader product lines (some including non-wireless telecommunications equipment and managed services), a larger installed base of products and longer-standing customer relationships. They may from time to time leverage their extensive overall portfolios into completely outsourced and managed network offerings restricting opportunities for specialist suppliers. In addition, some competitors may offer seller financing, which can be a competitive advantage under certain economic climates.
Some of our larger competitors may also act as systems integrators through which we sometimes distribute and sell products and services to end users.
The smaller independent private and public specialist competitors typically leverage new technologies and low products costs, but are generally less capable of offering a complete solution including professional services, especially in the North America and Africa regions which form the majority of our addressed market.
We concentrate on market opportunities that we believe are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors are cost-effectiveness, product quality and reliability, technological capabilities, service, ability to meet delivery schedules and the effectiveness of dealers in international areas. We believe that the combination of our network and systems engineering support and service, global reach, technological innovation, agility and close collaborative relationships with our customers are the key competitive strengths for us. However, customers may still make decisions based primarily on factors such as price, financing terms and/or past or existing relationships, where it may be difficult for us to compete effectively or profitably.
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
Our research and development expenditures totaled $35.5 million, or 10.3% of revenue, in fiscal 2014, $39.4 million, or 8.4% of revenue, in fiscal 2013, and $36.0 million, or 8.1% of revenue, in fiscal 2012.
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
Our product development teams numbered 195 employees as of June 27, 2014, and were located in Santa Clara, California; Wellington, New Zealand; Singapore; Ljubljana, Slovenia; and Montreal, Canada.
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
Patents and Other Intellectual Property
We consider our patents and other intellectual property rights, in the aggregate, to constitute an important asset. We own a portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property. We also license intellectual property to and from third parties. As of August 22, 2014, we held 143 U.S. patents and 113 international patents and had 60 U.S. patent applications pending and 113 international patent applications pending. We do not consider our business to be materially dependent upon any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. From time to time, we might engage in litigation to enforce our patents and other intellectual property or defend against claims of alleged infringement. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. Numerous trademarks used on or in connection with our products are also considered to be valuable assets.
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
Employees
As of June 27, 2014 we employed approximately 960 people, compared with approximately 1,000 as of the end of fiscal 2013 and approximately 1,000 as of the end of fiscal 2012. Approximately 320 of our employees are located in the U.S. We also utilized approximately 76 independent contractors as of June 27, 2014. None of our employees in the U.S. are represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our relations with our employees are good.
Executive Officers of the Registrant
The name, age, position held with us, and principal occupation and employment during at least the past 5 years for each of our executive officers as of December 19, 2014, are as follows:

Name and Age	Position Currently Held and Past Business Experience
Michael A. Pangia, 53
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

Edward J. (“Ned”) Hayes, 59
Mr. Hayes joined Aviat Networks in October 2011 and serves as our Senior Vice President and Chief Financial Officer and is responsible for the finance and IT organizations. Prior to joining Aviat Networks, from 2006 to October 2011, Mr. Hayes was the Chief Financial Officer at Pillar Data Systems, Inc., an enterprise data storage company, which was acquired by Oracle Corporation. Before joining Pillar Data, he served as Executive Vice President and Chief Financial Officer of Quantum Corporation, a data storage company. Mr. Hayes currently serves as a senior advisor to the CEO of Super Micro Computer, Inc., where he previously served as an independent director and Chair of the Audit Committee. He also currently serves as an independent director and non-executive Chairman of the Board of Alaska Communications Systems, a provider of high-speed wireless, mobile broadband, internet, local, long-distance and advanced broadband solutions for businesses and consumers in Alaska.

Meena Elliott, 51
Ms. Elliott was appointed Senior Vice President, General Counsel and Secretary on September 1, 2011 and is responsible for the legal and human resources organizations. From July 2009 to August 2011, she served as Vice President, General Counsel and Secretary and in August 2011, was appointed Senior Vice President, General Counsel and Secretary. She joined our company as Associate General Counsel and Assistant Secretary in January 2007 when Harris Corporation's MCD and Stratex Networks merged. Ms. Elliott joined MCD as Division Counsel in March 2006. Prior to joining MCD, she was Chief Counsel at the Department of Commerce from 2002 to 2006.

Heinz H. Stumpe, 59
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

Shaun McFall, 54
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
As we transition to new product platforms, we face significant risk that the development of our new products may not be accepted by our current customers or by new customers. To the extent that we fail to introduce new and innovative products that are adopted by customers, we could fail to obtain an adequate return on these investments and could lose market share to our competitors, which could be difficult or impossible to regain. Similarly we may face decreased revenue, gross margins and profitability due to a rapid decline in sales of current products as customers hold spending to focus purchases on new product platforms. We could incur significant costs in completing the transition, including costs of inventory write-downs of the current product as customers transition to new product platforms. In addition, products or technologies developed by others may render our products noncompetitive or obsolete and result in significant reduction in orders from our customers and the loss of existing and prospective customers.
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
We anticipate difficulty in accurately predicting the timing of the sale of products and amounts of revenue generated from sales of our products, primarily in developing countries. The establishment of a business relationship with a potential customer is a lengthy process, generally taking several months and sometimes longer. Following the establishment of the relationship, the negotiation of purchase terms can be time-consuming, and a potential customer may require an extended evaluation and testing period. We expect that our product sales cycle, which results in our products being designed into our customers' networks, could take 12 to 24 months. A number of factors can contribute to the length of the sales cycle, including technical evaluations of our products, the design process required to integrate our products into our customers' networks and warehousing and/or inventory management services that may be requested by certain large customers. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer payments. Specifically, should a customer require warehousing and/or inventory management services, such services may impact our operating results in any period due to the costs associated with providing such services and the fact that the timing of the revenue recognition may be delayed. As a result, in the event that a sale is not completed or is canceled or delayed, we may have incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results. Furthermore, because of our lengthy sales cycle, our recognition of revenue from our selling efforts may be substantially delayed, our ability to forecast our future revenue may be more limited and our revenue may fluctuate significantly from quarter to quarter.
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
As measured under U.S. generally accepted accounting principles (“U.S. GAAP”), we incurred net losses of $51.2 million in fiscal 2014, $15.0 million in fiscal 2013 and $24.1 million in fiscal 2012 and have been unprofitable since we became a public company in January 2007. We also have incurred losses from operations in all fiscal years since we became a public company, although we previously generated cash from operations in fiscal 2013, 2012, 2010 and 2009.
Throughout fiscal 2014 we experienced strong price competition for new business in all regions while major customer consolidations also put pressure on revenue and gross margin. We saw pricing pressures in all markets, with increased pressure in international markets where we compete for the business of large carrier customers. In all markets, telecommunication operating companies consolidated through mergers or acquisitions, leading to fewer, but larger customers. This consolidation may have a negative impact on our revenue if Aviat is not selected as a vendor. In order to counter pricing pressures, we invested heavily in product improvements to reduce unit costs and enhance product features, exited manufacturing facilities and shifted production to fewer contract manufacturers, and worked with our vendors to attain more favorable pricing. If we are unable to reduce product unit costs associated with enhanced product features, including payments to contract manufacturers and other suppliers, we may not achieve profitability.
We cannot be certain that these actions or others that we may take in the future will result in operating profitability or net income as determined under U.S. GAAP.
We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.
We believe that our existing cash and cash equivalents, the available line of credit under our credit facility and future cash collections from customers will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for the next 12 months and the foreseeable future. However, it is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need to sell assets, reduce capital expenditures, or obtain additional financing.
If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms if and when needed, our business, financial condition and results of operations could be harmed.
We may undertake further restructuring activities, which may adversely impact our operations, and we may not realize all of the anticipated benefits of these activities or any potential future restructurings. Any restructuring activities may harm our business.

We continue to evaluate our business to determine the potential need to realign our resources as we continue to transform our business in order to achieve desired cost savings in an increasingly competitive market. In prior years and again in fiscal 2014, we have undertaken a series of steps to restructure our operations involving, among other things and depending on the year, reductions of our workforce, the relocation of our corporate headquarters and the reduction and outsourcing of manufacturing activities. We incurred restructuring charges of $11.1 million, $3.1 million and $2.3 million in fiscal 2014, 2013 and 2012, respectively.
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
Due to the volume of our international sales, we may be susceptible to a number of political, economic and geographic risks that could harm our business.
We are highly dependent on sales to customers outside the U.S. In fiscal 2014, 2013 and 2012, our sales to international customers accounted for 60%, 62% and 64%, respectively, of total revenue. Significant portions of our international sales are in less developed countries. Our international sales are likely to continue to account for a large percentage of our products and services revenue for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event could result in a significant decline in revenue. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

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
The wireless access, interconnection and backhaul business is a specialized segment of the wireless telecommunications industry and is extremely competitive. We expect competition in this segment to increase. Some of our competitors have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical and personnel resources than we have. In addition, some of our competitors have greater name recognition, broader product lines, a larger installed base of products and longer-standing customer relationships. Our competitors include established companies, such as Ericsson, Huawei, NEC and Alcatel-Lucent, as well as a number of other public and private companies such as Ceragon, DragonWave and SIAE. Some of our competitors are OEMs or systems integrators through whom we market and sell our products, which means our business success may depend on these competitors to some extent. One or more of our largest customers could internally develop the capability to manufacture products similar to those manufactured or outsourced by us and, as a result, the demand for our products and services may decrease.
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
The effects of the prolonged global financial and economic downturn has had, and may continue to have, significant effects on our customers and suppliers, and has in the past, and may in the future have, a material adverse effect on our business, operating results, financial condition and stock price.
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
In addition, a financial downturn could materially adversely affect our suppliers’ access to capital and liquidity with which to maintain their inventories, production levels, and/or product quality, could cause them to raise prices or lower production levels, or result in their ceasing operations. Further, with respect to our credit facility discussed under “Liquidity, Capital Resources and Financial Strategies” in Item 7 of this Annual Report on Form 10-K, if the global financial crisis adversely affects Silicon Valley Bank, our ability to access the funds available under our credit facility could be materially adversely affected.
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
During fiscal 2014, 2013 and 2012, we recorded charges to reduce the carrying value of our inventory to the lower of cost or market totaling $7.2 million, $9.7 million and $4.8 million, respectively. Such charges equaled 2.1%, 2.1% and 1.1% of our revenue in fiscal 2014, 2013 and 2012, respectively. These charges were primarily due to excess and obsolete inventory, including deferred cost of sales, resulting from product transitioning and discontinuance.
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
Further, our inventory of finished products may accumulate as the result of cancellation of customer orders or our customers’ refusal to confirm the acceptance of our products. Our contract manufacturers are required to purchase inventory based on manufacturing projections we provide to them. If actual orders from our customers are lower than these manufacturing projections, our contract manufacturers will have excess inventory of raw materials or finished products which we would be required to purchase. In addition, we require our contract manufacturers from time to time to purchase more inventory than is immediately required, and to partially assemble components, in order to shorten our delivery time in case of an increase in demand for our products. In the absence of such increase in demand, we may need to compensate our contract manufacturers. If we are required to purchase excess inventory from our contract manufacturers or otherwise compensate our contract manufacturers for purchasing excess inventory, our business, financial condition and results of operations could be materially adversely affected. We also may purchase components or raw materials from time to time for use by our contract manufacturers in the manufacturing of our products. These purchases are based on our own manufacturing projections. If our actual orders are lower than these manufacturing projections, we may accumulate excess inventory, which we may be required to write-off. If we are forced to write-off this inventory other than in the normal course of business, our business, financial condition and results of operations could be materially adversely affected.
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
A substantial portion of our sales are to customers in the telecommunications industry. These customers may require their suppliers to provide extended payment terms, direct loans or other forms of financial support as a condition to obtaining commercial contracts. We expect that we may provide or commit to financing where appropriate for our business. Our ability to arrange or provide financing for our customers will depend on a number of factors, including our credit rating, our level of available credit and our ability to sell off commitments on acceptable terms. In addition, if local currencies cannot be hedged, we have an inherent exposure in our ability to convert monies at favorable rates from or to U.S. dollars. More generally, we expect to routinely enter into long-term contracts involving significant amounts to be paid by our customers over time. Pursuant to these contracts, we may deliver products and services representing an important portion of the contract price before receiving any significant payment from the customer. As a result of the financing that may be provided to customers and our commercial risk exposure under long-term contracts, our business could be adversely affected if the financial condition of our customers erodes. Over the past few years, certain of our customers have filed with the courts seeking protection under the bankruptcy or reorganization laws of the applicable jurisdiction, or have experienced financial difficulties. The financial healthiness may be exacerbated in many emerging markets, where our customers are being affected not only by recession, but by deteriorating local currencies and a lack of credit. Upon the financial failure of a customer, we may experience losses on credit extended and loans made to such customer, losses relating to our commercial risk exposure and the loss of the customer’s ongoing business. If customers fail to meet their obligations to us, we may experience reduced cash flows and losses in excess of reserves, which could materially adversely impact our results of operations and financial position.
Our customers may not pay for products and services in a timely manner, or at all, which would decrease our cash flows and adversely affect our working capital.
Our business requires extensive credit risk management that may not be adequate to protect against customer nonpayment. A risk of non-payment by customers is a significant focus of our business. We expect a significant amount of future revenue to come from international customers, many of whom will be startup telecommunications operators in developing countries. We do not generally expect to obtain collateral for sales, although we require letters of credit or credit insurance as appropriate for international customers. For information regarding the percentage of revenue attributable to certain key customers, see the risks discussed in the following risk factor. Our historical accounts receivable balances have been concentrated in a small number of significant customers. Unexpected adverse events impacting the financial condition of our customers, bank failures or other unfavorable regulatory, economic or political events in the countries in which we do business may impact collections and adversely impact our business, require increased bad debt expense or receivable write-offs and adversely impact our cash flows, financial condition and operating results, which could also result in a breach of our bank covenants.
Because a significant amount of our revenue may come from a limited number of customers, the termination of any of these customer relationships may adversely affect our business.
Sales of our products and services historically have been concentrated in a small number of customers. Principal customers for our products and services include domestic and international wireless/mobile service providers, OEMs, as well as private network users such as public safety agencies; government institutions; and utility, pipeline, railroad and other industrial enterprises that operate broadband wireless networks. We had revenue from two customers that each exceeded 10% of our total revenue during fiscal 2013, and one customer in each of 2014 and 2012. Although we have a large customer base, during any given quarter a small number of customers may account for a significant portion of our revenue.
It is possible that a significant portion of our future product sales also could become even more concentrated in a limited number of customers as currently, one of our customers, MTN, represented over 10% of our revenue. In addition, product sales to major customers have varied widely from period to period. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or our inability to gain additional customers could result in declines in our revenue or an inability to grow revenue. In addition, further consolidation of our potential customer base could result in purchasing decision delays as consolidating customers integrate their operations and could generally reduce our opportunities to win new customers to the extent that the number of potential customers decreases.

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

Our quarterly operating results may vary significantly for a variety of reasons, many of which are outside our control. These factors could harm our business and include, among others:

•	seasonality in the purchasing habits of our customers;

•	the volume and timing of product orders and the timing of completion of our product deliveries and installations;

•	our ability and the ability of our key suppliers to respond to changes on demand as needed;

•	margin variability based on geographic and product mix;

•	our suppliers’ inability to perform and deliver on time as a result of their financial condition, component shortages or other supply chain constraints;

•	retention of key personnel;

•	the length of our sales cycle;

•	litigation costs and expenses;

•	continued timely rollout of new product functionality and features;

•	increased competition resulting in downward pressure on the price of our products and services;

•	unexpected delays in the schedule for shipments of existing products and new generations of the existing platforms;

•	failure to realize expected cost improvement throughout our supply chain;

•	order cancellations or postponements in product deliveries resulting in delayed revenue recognition;

•	restructuring and streamlining of our operations;

•	war and acts of terrorism;

•	natural disasters;

•	the ability of our customers to obtain financing to enable their purchase of our products;

•	fluctuations in international currency exchange rates;

•	regulatory developments including denial of export and import licenses;

•	general economic conditions worldwide that affect demand and financing for microwave and millimeter wave telecommunications networks; and

•	the timing and size of future restructuring plans and write-offs.
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
Although a majority of our sales are made through our direct sales force, we also market our products through indirect sales channels such as independent agents, distributors, OEMs and systems integrators. These relationships enhance our ability to pursue major contract awards and, in some cases, are intended to provide our customers with easier access to financing and a greater variety of equipment and service capabilities, which an integrated system provider should be able to offer. We may not be able to maintain and develop additional relationships. If additional relationships are developed, they may not be successful. Furthermore, as we consider increasing licensing revenue based on upgraded technology, we may not be successful in transitioning customers to the planned software upgrades. Our inability to establish or maintain these distribution and licensing relationships could restrict our ability to market our products and thereby result in significant reductions in revenue. If these revenue reductions occur, our business, financial condition and results of operations would be harmed.
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
Our business is subject to changing regulation of corporate governance, public disclosure and anti-bribery measures which have resulted in increased costs and may continue to result in additional costs in the future and/or potential liabilities.
We are subject to rules and regulations of federal and state regulatory authorities, The NASDAQ Stock Market LLC (“NASDAQ”) and financial market entities charged with the protection of investors and the oversight of companies whose securities are publicly traded, and foreign and domestic legislative bodies. During the past few years, these entities, including the Public Company Accounting Oversight Board, the SEC, NASDAQ and several foreign governments such as the governments of the United Kingdom and Brazil, have issued requirements, laws and regulations and continue to develop additional requirements, laws and regulations, most notably the Sarbanes-Oxley Act of 2002 (“SOX”), and recent laws and regulations regarding bribery and unfair competition. Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of substantial management time and attention from revenue-generating activities to compliance activities.
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
We have identified material weaknesses in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements.
In connection with the audit of our consolidated financial statements as of and for the year ended June 27, 2014, we have concluded that there are material weaknesses relating to our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Specifically, we identified material weaknesses relating to (i) our controls pertaining to the control environment, risk assessment, monitoring activities and information and communication activities; (ii) ensuring that we identified, accumulated and documented appropriate information necessary to support manual journal entries; (iii) ensuring that account reconciliations were reviewed and approved for accuracy and completeness and that we identified, accumulated and documented appropriate information necessary to support account balances; and (iv) ensuring that the reported amount and timing of revenue recognition was accurate. For additional information on these matters, see Part II, Item 9A of this Annual Report on Form 10-K. As a result of these material weaknesses, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of June 27, 2014.
Subsequent to our June 27, 2014 fiscal year end, we began taking a number of actions, including designing and implementing new controls and revising existing controls, in order to remediate the material weaknesses described above. We expect to continue our remediation efforts, including testing of operating effectiveness of new controls during the fiscal year ending July 3, 2015. We expect to incur additional costs remediating these material weaknesses.
We may need to take additional measures to fully mitigate the material weaknesses, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses will not result in a material misstatement of our annual or interim consolidated financial statements. In addition, other material weaknesses or deficiencies may be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.
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

In the ordinary course of business, we store sensitive data, including intellectual property, our proprietary business information and proprietary information of our customers, suppliers and business partners, on our networks. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies, including Aviat Networks are subject to a wide variety of attacks on their networks on an ongoing basis. Despite our security measures, Aviat Networks' information technology and infrastructure may be vulnerable to penetration or attacks by computer programmers and hackers, or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, and cause us reputational and financial harm. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our networks.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of June 27, 2014, we leased approximately 374,000 square feet of facilities worldwide, with approximately 63% in North America, mostly in California, Texas, North Carolina and Montreal. Our corporate headquarters are located in Santa Clara, California, and consist of a building of approximately 129,000 square feet. The lease for our headquarters expires in April 2020 and we plan to sublease a portion of the facility as part of our restructuring plan. We also lease approximately 40,000 square feet of office and assembly facilities in San Antonio and Austin, Texas. Internationally, we lease approximately 144,000 square feet of facilities throughout Europe, Central America, South America, Africa and Asia regions, including offices in Singapore, Slovenia, Philippine Islands, India, Mexico, South Africa, Nigeria, Ivory Coast, France, Kenya, Poland, Australia Saudi Arabia, Brazil, Thailand, and Malaysia. In addition, we own approximately 110,000 square feet of facilities in Wellington, New Zealand and Lanarkshire, Scotland.
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

Item 3. Legal Proceedings
From time to time, we may be involved in various legal claims and litigation that arise in the normal course of our operations. We record accruals for our outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, at least on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable.
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
According to the records of our transfer agent, as of September 4, 2014, there were approximately 4,413 holders of record of our common stock. The following table sets forth the high and low closing prices for a share of our common stock on NASDAQ Global Select Market for the periods indicated during our fiscal years 2014 and 2013:

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter	$2.74	$2.39	$2.80	$2.11
Second Quarter	$2.57	$1.97	$3.32	$2.28
Third Quarter	$2.31	$1.60	$3.75	$3.26
Fourth Quarter	$1.66	$1.00	$3.35	$2.57
Dividend Policy
We have not paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain any earnings for use in our business. In addition, the covenants of our credit facility may restrict us from paying dividends or making other distributions to our stockholders under certain circumstances.
Sales of Unregistered Securities
During the fourth quarter of fiscal 2014, we did not issue or sell any unregistered securities.
Issuer Repurchases of Equity Securities
During the fourth quarter of fiscal 2014, we did not repurchase any equity securities.
Performance Graph
The following graph and accompanying data compares the cumulative total return on our common stock with the cumulative total return of the Total Return Index for The NASDAQ Composite Market (U.S. Companies) and the NASDAQ Telecommunications Index for the five-year period ended June 27, 2014. The stock price performance shown on the graph below is not necessarily indicative of future price performance. Note that this graph and accompanying data is “furnished,” not “filed,” with the SEC.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Aviat Networks, Inc., the NASDAQ Composite Index
and the NASDAQ Telecommunications Index

$300
$250
$200
$150
$100
$50
$0
7/3/09
7/2/10
7/1/11
6/29/12
6/28/13
6/27/14
Aviat Networks, Inc.
NASDAQ Composite
NASDAQ Telecommunications

	7/3/2009	7/2/2010	7/1/2011	6/29/2012	6/28/2013	6/27/2014
Aviat Networks, Inc.	100.00	56.91	64.39	45.53	42.60	20.33
NASDAQ Composite	100.00	117.49	159.65	168.23	197.84	258.87
NASDAQ Telecommunications	100.00	100.95	118.79	103.87	133.40	154.98
 ____________________________

*
Assumes (i) $100 invested on July 3, 2009 in Aviat Networks, Inc. common stock, the Total Return Index for The NASDAQ Composite Market (U.S. companies) and the NASDAQ Telecommunications Index; and (ii) immediate reinvestment of all dividends.

Item  6.   Selected Financial Data
The following table summarizes our selected historical financial information for each of the last five fiscal years that has been derived from our audited consolidated financial statements. Data presented for fiscal years 2014, 2013 and 2012 are included elsewhere in this Annual Report on Form 10-K. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes, included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012	July 1, 2011	July 2, 2010
	(In millions)
Revenue from product sales and services	$346.0	$471.3	$444.0	$452.1	$465.5
Cost of product sales and services	260.9	331.2	312.3	324.0	332.7
Loss from continuing operations	(52.1)	(10.9)	(15.5)	(58.8)	(108.4)
Net loss	(51.2)	(15.0)	(24.1)	(90.5)	(130.2)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.85)	$(0.18)	$(0.26)	$(1.00)	$(1.82)
Net loss	(0.83)	(0.25)	(0.41)	(1.54)	(2.19)

	As of
	June 27, 2014	June 28, 2013	June 29, 2012	July 1, 2011	July 2, 2010
	(In millions)
Total assets	$253.2	$305.8	$329.6	$383.9	$447.0
Long-term liabilities	19.7	24.8	24.7	15.1	17.2
Total net assets	102.6	149.9	157.5	177.7	263.2
The following table summarizes certain charges, expenses and gains included in our net losses for each of the fiscal years in the five-year period ended June 27, 2014:

	Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012	July 1, 2011	July 2, 2010
	(In millions)
Share-based compensation expense	$3.4	$6.4	$5.2	$4.8	$3.1
Goodwill impairment charges	—	—	5.6	—	—
Intangible impairment charges	—	—	—	—	57.7
Property, plant and equipment impairment charges	—	—	—	—	8.7
Rebranding and transitional costs	—	—	—	0.9	8.4
Charges for product transition, product discontinuances and inventory mark-downs	1.2	—	1.0	6.6	16.9
Amortization of purchased technology and intangible assets	0.4	1.0	2.3	3.4	12.3
Restructuring charges	11.1	3.1	2.3	15.4	7.1
Amortization of the fair value adjustments related to fixed assets and inventory	—	—	—	0.2	0.6
Gains from sale of building and Telsima acquisition purchase price settlement	—	—	—	—	(2.2)
NetBoss bad debt expenses and other	—	—	0.8	—	—
Loss on sale of NetBoss assets	—	—	—	4.6	—
Transactional tax assessments	0.6	1.4	0.6	2.8	—
Liquidation of entities	—	—	—	0.8	—
Other adjustments	0.2	(0.7)	—	(0.9)	—
	$16.9	$11.2	$17.8	$38.6	$112.6

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2014 and 2015 Results
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes. In the discussion below, our fiscal year ending July 3, 2015 is referred to as “fiscal 2015” or “2015”; our fiscal year ended June 27, 2014 is referred to as “fiscal 2014” or “2014”; our fiscal year ended June 28, 2013 is referred to as “fiscal 2013” or “2013”; and our fiscal year ended June 29, 2012 is referred to as “fiscal 2012” or “2012.”
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
Our strategic focus in fiscal 2015 will be to continue to accelerate innovation and optimize our product portfolio, improve costs and operational efficiencies, grow our revenue and create a sustainable, profitable business model. To do this, we continue to examine our products, markets, facilities, development programs, and operational flows to ensure we are focused on what we do well and what will differentiate us in the future. We will continue working to streamline management processes to attain the efficiency levels required by the markets in which we do business.
Although the general trend of increasing demand for bandwidth to support mobile networks applies in all markets, we expect to see quarter-to-quarter fluctuations within markets and with individual customers based on customers' past purchasing patterns. Seasonality is also a factor that impacts our business. Our fiscal third quarter revenue and orders have historically been lower than the revenue and orders in our second fiscal quarter because many of our customers utilize a significant portion of their capital budgets at the end of their fiscal years, which is typically the calendar year end and coincides with our second fiscal quarter. The majority of our customers begin a new fiscal year on January 1, and capital expenditures tend to be lower in an organization’s first quarter than in its fourth quarter. We anticipate that this seasonality will continue. The seasonality between the second quarter and third quarter may be affected by a variety of additional factors, including changes in the global economy.
During fiscal 2015, we expect to provide increased managed services, including network design, inventory management, final configuration and warehousing services, to certain customers in certain geographies. Our operating results may be impacted by providing these services to the extent that we may need to postpone the recognition of revenue and incur upfront and ongoing expenses that are not offset with additional revenue from product sales associated with these services until a future period.

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
During the third quarter of fiscal 2014, in line with the decrease in revenue that we experienced and our reduced forecast for the immediate future, we announced a new restructuring plan. Our restructuring expenses incurred during fiscal 2014 related to two restructuring plans we initiated in fiscal 2014 (the “Fiscal 2014-2015 Plan”) and fiscal 2013 (the “Fiscal 2013-2014 Plan”). We intend to complete a majority of the remaining restructuring activities under the current plans by the end of second quarter of fiscal 2015. See “Restructuring Charges” below.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and Middle East, (2) Europe and Russia and (3) Latin America and Asia Pacific. Revenue by region for fiscal 2014, 2013 and 2012 and the related changes were shown in the table below:

	Fiscal Year			$ Change		% Change
(In millions, except percentages)	2014	2013	2012	2014/2013	2013/2012	2014/2013	2013/2012
North America	$142.0	$180.5	$164.9	$(38.5)	$15.6	(21.3)%	9.5%
Africa and Middle East	108.9	182.2	147.7	(73.3)	34.5	(40.2)%	23.4%
Europe and Russia	36.0	48.0	53.6	(12.0)	(5.6)	(25.0)%	(10.4)%
Latin America and Asia Pacific	59.1	60.6	77.8	(1.5)	(17.2)	(2.5)%	(22.1)%
Total Revenue	$346.0	$471.3	$444.0	$(125.3)	$27.3	(26.6)%	6.1%
Our revenue in North America decreased $38.5 million, or 21.3%, in fiscal 2014 compared with fiscal 2013. Revenue from wireless operator customers was down as they reach completion of their LTE network building period. We also saw lower revenue from private government and utility networks due to the timing of purchases and project deliveries to those customers.
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
Our revenue in Africa and Middle East decreased $73.3 million, or 40.2%, in fiscal 2014 compared with fiscal 2013. The majority of the decrease came from reduced capital spending by our largest customer in the region. Revenue in Europe and Russia declined $12.0 million, or 25.0%, in fiscal 2014 compared with fiscal 2013. This decrease was mostly from completion of a large project in fiscal 2013 that was not repeated in fiscal 2014 and from timing of customer purchases in fiscal 2014. Revenue in Latin America and Asia Pacific declined $1.5 million, or 2.5%, in fiscal 2014 compared with fiscal 2013. The decrease was primarily due to reduced sales in Thailand and Afghanistan.
Our revenue in Africa and Middle East increased $34.5 million, or 23.4%, in fiscal 2013 compared with fiscal 2012. The majority of the increase came in the first half of fiscal 2013 and was attributable to demand from mobile operator customers in Africa investing in network transmission capacity in order to accommodate growth in network data traffic and to increase their service competitiveness. Revenue from mobile operators in Europe and Russia declined $5.6 million, or 10.4%, in fiscal 2013 compared with fiscal 2012. We believe the decrease was related to economic difficulties experienced generally throughout Europe. Revenue in Latin America and Asia Pacific declined $17.2 million, or 22.1%, in fiscal 2013 compared with fiscal 2012. The decrease was primarily due to a decline in customer purchases in Asia as some of our larger customers, who were beginning to roll out LTE service, continued to deploy large orders that we delivered in the past year.
Our revenue from product sales decreased $114.1 million, or 33.9%, in fiscal 2014 compared with fiscal 2013. The decrease was primarily due to reduced purchases of our products and services made by larger customers in Africa, North America and Europe compared to the previous year and continued reduction in fiscal 2014. Asia Pacific product sales were also down compared to fiscal 2013, with a small increase in Latin America. Our service revenue decreased $10.7 million, or 7.9%, in fiscal 2014 compared with fiscal 2013. The main reason for the decline was the reduced revenue in North America owing to the reduction in business with wireless network operators. Other regions had relatively flat service revenue performance between the years.

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
During fiscal 2014, the MTN Group in Africa accounted for 17% of our total revenue compared with 25% in fiscal 2013 and 17% in fiscal 2012. We have entered into separate and distinct contracts with MTN Group as well as separate arrangements with various MTN Group subsidiaries. For fiscal 2013, revenue from Verizon Wireless accounted for 11% of our total revenue. The loss of all or a substantial portion of MTN Group's business or of Verizon Wireless' business could adversely affect our results of operations, cash flows and financial position.
Gross Margin

	Fiscal Year			$ Change		% Change
(In millions, except percentages)	2014	2013	2012	2014/2013	2013/2012	2014/2013	2013/2012
Revenue	$346.0	$471.3	$444.0	$(125.3)	$27.3	(26.6)%	6.1%
Cost of revenue	260.9	331.2	312.3	(70.3)	18.9	(21.2)%	6.1%
Gross margin	$85.1	$140.1	$131.7	(55.0)	8.4	(39.3)%	6.4%
% of revenue	24.6%	29.7%	29.7%
Product margin %	22.4%	28.8%	30.4%
Service margin %	28.5%	31.9%	27.4%
Gross margin for fiscal 2014 decreased $55.0 million, or 39.3%, compared with fiscal 2013, primarily due to reduced sales volume. Gross margin as a percentage of revenue was 5.1 percentage points less in fiscal 2014 compared with fiscal 2013. Product margin as a percentage of product revenue for fiscal 2014 decreased 6.4 percentage points compared with fiscal 2013. The product margin rate reduction resulted from competitive pricing pressure and from spreading our fixed costs into a smaller volume of product revenue. Service margin as a percentage of service revenue for fiscal 2014 decreased 3.4 percentage points compared with fiscal 2013. Market pricing pressure as well as spreading of our fixed costs over a smaller revenue volume contributed to the decline in service margin rate.
Gross margin for fiscal 2013 increased $8.4 million, or 6.4%, compared with fiscal 2012, primarily due to higher sales volume. Gross margin as a percentage of revenue remained approximately the same in fiscal 2013 compared with fiscal 2012. Product margin as a percentage of product revenue for fiscal 2013 decreased 1.6 percentage points compared with fiscal 2012. The slight reduction resulted from competitive pricing pressures in the international markets, offset in part by a small increase in margin on product sales in North America. Service margin as a percentage of service revenue for fiscal 2013 increased 4.5 percentage points compared with fiscal 2012.  Service revenue volume increased substantially in fiscal 2013, which enabled us to spread our fixed costs over a larger base of service business in North America as well as in international markets, resulting in improved service margin rate.
Research and Development Expenses

	Fiscal Year			$ Change		% Change
(In millions, except percentages)	2014	2013	2012	2014/2013	2013/2012	2014/2013	2013/2012
Research and development expenses	$35.5	$39.4	$36.0	$(3.9)	$3.4	(9.9)%	9.4%
% of revenue	10.3%	8.4%	8.1%
Our R&D expenses decreased $3.9 million, or 9.9%, in fiscal 2014 compared with fiscal 2013. As a percentage of revenue, R&D expenses increased to 10.3% in fiscal 2014 from 8.4% in fiscal 2013. The decrease in R&D expenses of $3.9 million consisted primarily of a $3.8 million decrease of personnel expenses as a result of the restructuring programs we implemented and a $0.7 million decrease in stock based compensation, partially offset by a $0.3 million increase in expenses related to our investment in new product development. We continue to invest in new product features, new functionality and lower cost platforms that we believe will enable our product lines to retain their technology leads in a cost effective manner.

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
Selling and Administrative Expenses

	Fiscal Year			$ Change		% Change
(In millions, except percentages)	2014	2013	2012	2014/2013	2013/2012	2014/2013	2013/2012
Selling and administrative expenses	$88.8	$95.5	$99.5	$(6.7)	$(4.0)	(7.0)%	(4.0)%
% of revenue	25.7%	20.3%	22.4%
Our selling and administrative expenses decreased $6.7 million, or 7.0%, in fiscal 2014 compared with fiscal 2013. The decrease was due primarily to a $2.9 million reduction in personnel expenses as a result of the restructuring programs we implemented, a $1.5 million reduction in bad debt expenses, a $1.9 million decrease in share-based compensation expenses, and a $1.8 million decrease in agent commissions. This was partially offset by a $2.0 million increase in expenses for information technology projects. We will continue to seek ways to improve our operating efficiency in fiscal 2015.
Our selling and administrative expenses decreased $4.0 million, or 4.0%, in fiscal 2013 compared with fiscal 2012. The decrease was due primarily to a $2.1 million reduction in professional services, a $1.2 million reduction in personnel expenses, a $1.4 million reduction in telecommunications expense and a $0.7 million reduction in bad debt expenses, partially offset by a $1.3 million increase in share-based compensation expenses and a $0.8 million increase in transactional taxes assessments related to certain international entities.
Restructuring Charges
During the third quarter of fiscal 2014, in line with the decrease in revenue that we experienced and our reduced forecast for the immediate future, we initiated the Fiscal 2014-2015 Plan to reduce our operating costs, primarily in North America, Europe and Asia. Activities under the Fiscal 2014-2015 Plan primarily related to reductions in force and additional downsizing of our Santa Clara, California headquarters.
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
Our restructuring charges by plan for fiscal 2014, 2013 and 2012 are summarized in the table below:

	Fiscal Year			$ Change		% Change
(In millions, except percentages)	2014	2013	2012	2014/2013	2013/2012	2014/2013	2013/2012
Restructuring charges:	$11.1	$3.1	$2.3	$8.0	$0.8	258.1%	34.8%
By Plan:
Fiscal 2014-2015 Plan	5.8	—	—	5.8	—	N/A	N/A
Fiscal 2013-2014 Plan	5.3	1.8	—	3.5	1.8	194.4%	N/A
Fiscal 2011 Plan	—	1.3	2.3	(1.3)	(1.0)	(100.0)%	(43.5)%

Our restructuring expenses consisted primarily of severance and related benefit charges and facilities costs related to obligations under non-cancelable leases for facilities that we ceased to use. Restructuring charges for fiscal 2014 included a $4.7 million facilities charge primarily related to ceasing to use a portion of our Santa Clara headquarters building and a $6.4 million employee termination charge primarily related to our Fiscal 2014-2015 Plan. Restructuring charges for fiscal 2013 included a $3.0 million employee termination charge primarily related to our Fiscal 2013-2014 Plan and Fiscal 2011 Plan. Restructuring charges for fiscal 2012 included a $0.9 million employee termination charge and a $1.4 million facilities charge associated with the sublease and relocation of our Morrisville, North Carolina facility under our Fiscal 2011 Plan.
We have substantially completed our activities under the Fiscal 2013-2014 Plan and intend to complete a majority of the remaining restructuring activities under the Fiscal 2014-2015 Plan by the end of the second quarter of fiscal 2015.
Other Income, Interest Income and Interest Expense

	Fiscal Year
(In millions)	2014	2013	2012
Other income, net	$—	$0.7	$—
Interest income	0.5	0.8	0.6
Interest expense	(0.4)	(0.8)	(1.3)
Other income of $0.7 million for fiscal 2013 reflected a nonrecurring benefit related to a customer contract.
Interest income reflected interest earned on our cash equivalents which were comprised of money market funds and certificates of deposit.
Interest expense was primarily related to interest associated with borrowings, term loans and letters of credit under the SVB Credit Facility. In fiscal 2012, interest expense also included preference dividends on our $8.25 million redeemable preference shares. The $8.25 million preference shares were redeemed at their carrying value on January 30, 2012, funded by a two-year term loan of $8.25 million under our credit facility at a fixed interest rate of 5% per annum.
Income Taxes

	Fiscal Year			$ Change
(In millions, except percentages)	2014	2013	2012	2014/2013	2013/2012
Income (loss) from continuing operations before income taxes	$(50.6)	$2.4	$(14.0)	$(53.0)	$16.4
Provision for income taxes	1.5	13.3	1.5	(11.8)	11.8
As % of income (loss) from continuing operations before income taxes	(3.0)%	554.2%	(10.7)%
The income tax expense from continuing operations for fiscal 2014 was $1.5 million. The difference between our income tax expense from continuing operations and income tax expense at the statutory rate of 35% on our pre-tax loss of $50.6 million was primarily attributable to losses in tax jurisdictions in which we cannot recognize a tax benefit and increase in foreign withholding taxes.
The income tax expense from continuing operations for fiscal 2013 was $13.3 million. The difference between our income tax expense from continuing operations and income tax benefit at the statutory rate of 35% on our pre-tax income of $2.4 million was primarily attributable to a $11.7 million increase in our reserves for uncertain tax positions, losses in tax jurisdictions in which we cannot recognize a tax benefit and increase in foreign withholding taxes. The increase in our unrecognized tax benefits was the result of additional information obtained during recent tax examinations in certain countries.
The income tax expense from continuing operations for fiscal 2012 was $1.5 million. The difference between our income tax expense from continuing operations and income tax benefit at the statutory rate of 35% on our pre-tax loss of $14.0 million was primarily attributable to losses in tax jurisdictions in which we cannot recognize a tax benefit. The tax expense for fiscal 2012 of $1.5 million was primarily attributable to profitable foreign entities for which we have accrued income taxes.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain.
Income (loss) from Discontinued Operations

	Fiscal Year			$ Change
(In millions)	2014	2013	2012	2014/2013	2013/2012
Income (loss) from discontinued operations, net of tax	$0.9	$(4.1)	$(8.6)	$5.0	$4.5
Our discontinued operations consist of the WiMAX business, which was sold to EION Networks, Inc. (“EION”) on September 2, 2011. We completed the business transition with EION in fiscal 2012. The income incurred in fiscal 2014 was primarily due to recovery of certain WiMAX customer receivables that was previously written down. The loss incurred in fiscal 2013 was primarily due to $4.2 million write-downs of certain WiMAX deferred cost of sales that were not transferred to EION and certain expenses we incurred to support a remaining customer obligation. The loss was partially offset by a $0.3 million write down of our payable to EION related to customer receivables and $0.1 million contingent payments we received from EION. The loss in fiscal 2012 included operating expenses we incurred to transition the business and a $1.9 million loss on disposition of the WiMAX business.

Liquidity, Capital Resources and Financial Strategies
Sources of Cash
As of June 27, 2014, our total cash and cash equivalents were $48.8 million. Approximately $8.2 million, or 16.8%, was held by entities domiciled in the United States. The remaining balance of $40.6 million, or 83.2%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries at June 27, 2014, $30.1 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to U.S. taxes which are currently nominal.
As of June 27, 2014, our principal sources of liquidity consisted of the $48.8 million in cash and cash equivalents, $19.7 million of available credit under our $40.0 million credit facility with Silicon Valley Bank (“SVB”), and future collections of receivables from customers. We regularly require letters of credit from some customers and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically our primary sources of liquidity have been cash flows from operations, credit facilities and cash proceeds from sale of our equity securities. During fiscal 2014, our total cash and cash equivalents decreased by $41.2 million primarily due to $29.3 million of cash used in operating activities, $9.4 million of cash used for capital expenditures and $2.8 million repayments on our debt.
Cash used in operating activities was $29.3 million in fiscal 2014, primarily due to our net loss of $51.2 million adjusted by non-cash expense items of $18.8 million, decreases in reserve for uncertain tax positions and deferred taxes of $14.9 million and in accounts payable and accrued expenses of $9.1 million, and an increase in inventories of $7.0 million, partially offset by decreases in accounts receivables of $8.2 million, in unbilled costs of $5.1 million and in net prepaid income taxes of $2.7 million, and increases in customer advance payments and unearned income of $14.6 million and in accrued restructuring liabilities of $2.5 million. The decrease in the reserve for uncertain tax positions and deferred taxes was primarily due a $13.2 million tax payment made to a jurisdiction during the second quarter of fiscal 2014. The decreases in accounts payable and accrued expenses were primarily due to the timing of payments to our contract manufacturers and suppliers as well as the payout of employee bonuses. The decrease in unbilled costs was due to the timing of billing of projects. The increase in inventories was due to the timing of customer shipments. The decrease in accounts receivable was due to collections during fiscal 2014 exceeding billings. The decrease in net prepaid income taxes was due to a tax refund that we received from a tax jurisdiction during the period. The increase in customer advance payments and unearned income was due to the timing of revenue recognition on several large contracts. The increase in restructuring liabilities was primarily related to severance related expenses we accrued under the Fiscal 2014-2015 Plan and the facility exit cost liability we incurred associated with our Santa Clara headquarters building under the Fiscal 2013-2014 Plan. We used $8.6 million in cash during fiscal 2014 on expenses related to restructuring liabilities.
For fiscal 2015, we expect to spend approximately $6.3 million for capital expenditures, primarily on equipment for development and manufacturing of new products and to support customer managed services.

We believe that our existing cash and cash equivalents, the available line of credit under the SVB Credit Facility and future cash collections from customers will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for the next 12 months and the foreseeable future. There can be no assurance, however, that our business will generate cash flow, we will be in compliance with the quarterly financial covenants contained in the SVB Credit Facility, or that anticipated operational improvements will be achieved. If we are not in compliance with the financial covenants, the availability of our credit facility is not certain or may be diminished. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations that may arise in the future, we may be required to sell assets, reduce capital expenditures, or obtain financing. If we need to obtain additional financing, we cannot be assured that it will be available on favorable terms, or at all. Our ability to make scheduled principal payments or pay interest on or refinance any future indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the microwave communications market and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
Available Credit Facility, Borrowings and Repayment of Debt
On March 28, 2014, we entered into a Second Amended and Restated Loan Agreement with SVB (the “SVB Credit Facility"). This agreement amends and restates our existing First Amended and Restated Loan and Security Agreement, which was entered into on September 27, 2013 and amended on October 29, 2013, November 20, 2013 and February 10, 2014, respectively, providing for certain amendments to the maximum borrowing limit and financial covenants. On September 27, 2013, we repaid the remaining $1.7 million outstanding balance of the original $8.3 million two-year term loan that we borrowed on January 30, 2012. As of June 27, 2014, our outstanding debt under the SVB Credit Facility consisted of the $6.0 million borrowings that we advanced under a previous SVB credit facility in fiscal 2011.
The SVB Credit Facility provides for a committed amount of up to $40.0 million, decreased from the $50.0 million credit limit under the first amended and restated credit facility, with a $30.0 million sublimit that can be borrowed by our Singapore subsidiary. Borrowings may be advanced under the SVB Credit Facility at the lesser of $40.0 million or a borrowing base equal to a specified percentage of the value of eligible accounts receivable and U.S. unbilled accounts of the Company, subject to certain reserves and eligibility criteria. The SVB Credit Facility can also be utilized to issue letters of credit. Principal, together with all accrued and unpaid interest, is due and payable on September 26, 2016. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of June 27, 2014, available credit under the SVB Credit Facility was $19.7 million reflecting the calculated borrowing base of $31.4 million less existing borrowings of $6.0 million and outstanding letters of credit of $5.7 million.
Borrowings under the SVB Credit Facility carry an interest rate computed at the daily prime rate as published in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. If a minimum adjusted quick ratio requirement is satisfied, LIBOR advances are offered at LIBOR plus a spread of 2.75%. Interest is due and payable in arrears monthly for prime rate loans and, for LIBOR rate loans, at the end of an interest period or at each 3-month interval if the interest period is greater than three months. During fiscal 2014, the weighted average interest rate on our $6.0 million loan was 3.38%. The previous $8.3 million two-year term loan bore a fixed interest rate of 5% per annum.
The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with SVB may be directly applied to reduce outstanding obligations under the credit facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 2.00% above the applicable interest rate.
As of June 27, 2014, we were in compliance with the quarterly financial covenants contained in the SVB Credit Facility. However, as a result of the uncertainty on our ability to meet the financial covenants and the fact that the SVB Credit Facility contains subjective acceleration clauses that could be triggered by the lender, the $6.0 million borrowing was classified as a current liability as of June 27, 2014.

Restructuring Payments
We have a liability for restructuring activities totaling $5.2 million as of June 27, 2014, of which $2.8 million is classified as current liability and expected to be paid out in cash over the next year. We expect to fund these future payments with available cash and cash flow provided by operations.
Contractual Obligations
As of June 27, 2014, cash payments due under our contractual obligations were estimated as follows:

	Obligations Due by Fiscal Year
(In millions)	Total	2015	2016-2017	2018-2019	After 2019	Other
Borrowings under credit facility	$6.0	$6.0	$—	$—	$—	$—
Purchase obligations(1)(3)	48.3	48.3	—	—	—	—
Operating lease commitments(3)	20.2	5.0	7.0	5.8	2.4	—
Capital lease commitments	0.1	0.1	—	—	—	—
Reserve for uncertain tax positions(2)	1.0	—	—	—	—	1.0
Total contractual cash obligations	$75.6	$59.4	$7.0	$5.8	$2.4	$1.0
 ___________________________

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

(2)
Liabilities for uncertain tax positions of $1.0 million were included in long-term liabilities in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

(3)	These items are not recorded on our balance sheet.
Commercial Commitments
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit and other arrangements with financial institutions and insurers primarily relating to the guarantee of future performance on certain tenders and contracts to provide products and services to customers. As of June 27, 2014, we had commercial commitments on outstanding surety bonds and standby letters of credit as follows:

	Expiration of Commitments by Fiscal Year
(In millions)	Total	2015	2016	2017	After 2017
Standby letters of credit used for:
Payment guarantees	$1.0	$0.2	$0.6	$—	$0.2
Performance	5.2	4.1	1.0	0.1	—
	6.2	4.3	1.6	0.1	0.2
Surety bonds used for:
Bids	0.1	0.1	—	—	—
Tax and payment guarantees	4.8	4.8	—	—	—
Performance	34.7	34.7	—	—	—
	39.6	39.6	—	—	—
Total commercial commitments	$45.8	$43.9	$1.6	$0.1	$0.2

As we have not historically had to pay out on any of our performance guarantees, the outstanding commercial commitments have not been recorded in our consolidated balance sheet.
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

Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of June 27, 2014, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.
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
As of June 27, 2014, we had foreign currency forward contracts outstanding with a total notional amount of $21.1 million consisting of 11 different currencies. The following is a summary of the gross notional amount of our outstanding contracts grouped by the underlying foreign currency as of June 27, 2014:

Currency	Notional Contract Amount (Local Currency)	Notional Contract Amount (USD)
	(In millions)
Australian dollar	0.4	$0.3
Canadian dollar	1.6	1.5
Euro	6.8	9.2
Indian rupee	204.8	3.4
Philippine peso	127.3	2.9
Polish zloty	3.4	1.1
Republic of South Africa rand	14	1.3
Other currencies	N/A	1.4
Total of all currency forward contracts		$21.1
Net foreign exchange loss recorded in our consolidated statements of operations during fiscal 2014, 2013 and 2012 totaled $0.8 million, $1.5 million and $1.5 million, respectively. A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of June 27, 2014 would have an impact of approximately $2.1 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
Certain of our international business was transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars is included as a component of stockholders’ equity. As of June 27, 2014 and June 28, 2013, the cumulative translation adjustment decreased our stockholders’ equity by $2.9 million and $3.4 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our credit facility.
Exposure on Cash Equivalents
We had $48.8 million in total cash and cash equivalents as of June 27, 2014. Cash equivalents totaled $13.7 million as of June 27, 2014 and were comprised of money market funds and certificates of deposit. Cash equivalents have been recorded at fair value on our balance sheet.
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
The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents held as of June 27, 2014 was three days, and these investments had an average yield of 0.17% per annum. A 10% change in interest rates on our cash and cash equivalents is not expected to have a material impact on our financial position, results of operations or cash flows.
Exposure on Borrowings
During fiscal 2014, we had $6.0 million of demand borrowings outstanding under our credit facility that incurred interest at the prime rate or prime rate plus a spread of 0.50% to 1.50%. We also recorded interest on our $8.3 million borrowing drawn on January 30, 2012 and paid off on September 27, 2013 at the fixed rate of 5% per annum. During fiscal 2014, our weighted average interest rate was 3.5% and we recorded total interest expense of $0.2 million on these borrowings.
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

•
Collectability is reasonably assured. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

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
Our customer service inventories are stated at the lower of cost or market. We carry service parts because we generally provide product warranty for 12 to 36 months and earn revenue by providing enhanced and extended warranty and repair service during and beyond this warranty period. Customer service inventories consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use permanently or on a temporary basis while the defective unit is being repaired. We record adjustments to reduce the carrying value of customer service inventories to their net realizable value. Factors influencing these adjustments include product life cycles, end of service life plans and volume of enhanced or extended warranty service contracts. Estimates of net realizable value involve significant estimates and judgments about the future, and revisions would be required if these factors differ from our estimates.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Aviat Networks, Inc.:
We have audited the accompanying consolidated balance sheets of Aviat Networks, Inc. and subsidiaries ("the Company") as of June 27, 2014 and June 28, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the two-year period ended June 27, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts and reserves. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aviat Networks, Inc. and subsidiaries as of June 27, 2014 and June 28, 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended June 27, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aviat Networks, Inc.’s internal control over financial reporting as of June 27, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 19, 2014 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting
.

/s/ KPMG LLP
Santa Clara, CA December 19, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Aviat Networks, Inc.:
We have audited Aviat Networks, Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of June 27, 2014, based on criteria established in Internal Control ‑ Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the Company’s control environment, risk assessment processes, information and communication, monitoring activities, as well as control activities specific to manual journal entries, account reconciliations, and revenue recognition related to percentage-of-completion contracts, have been identified and included in management’s assessment in Item 9A(a). We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statements of operations, comprehensive loss, stockholders’ equity, cash flows, and financial statement schedule of the Company. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our audit opinion dated December 19, 2014, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 27, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)..

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after June 27, 2014, relative to the aforementioned material weaknesses in internal control over financial reporting.

/s/ KPMG LLP
Santa Clara, CA December 19, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Aviat Networks, Inc.
We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows of Aviat Networks, Inc. for the year ended June 29, 2012. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and cash flows of Aviat Networks, Inc. for the year ended June 29, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Redwood City, California September 4, 2012

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In millions, except per share amounts)	June 27, 2014	June 28, 2013	June 29, 2012
Revenues:
Revenue from product sales	$222.6	$336.7	$335.5
Revenue from services	123.4	134.6	108.5
Total revenues	346.0	471.3	444.0
Cost of revenues:
Cost of product sales	172.7	239.6	233.5
Cost of services	88.2	91.6	78.8
Total cost of revenues	260.9	331.2	312.3
Gross margin	85.1	140.1	131.7
Operating expenses:
Research and development expenses	35.5	39.4	36.0
Selling and administrative expenses	88.8	95.5	99.5
Amortization of identifiable intangible assets	0.4	0.4	1.6
Goodwill impairment charges	—	—	5.6
Restructuring charges	11.1	3.1	2.3
Total operating expenses	135.8	138.4	145.0
Operating income (loss)	(50.7)	1.7	(13.3)
Other income, net	—	0.7	—
Interest income	0.5	0.8	0.6
Interest expense	(0.4)	(0.8)	(1.3)
Income (loss) from continuing operations before income taxes	(50.6)	2.4	(14.0)
Provision for income taxes	1.5	13.3	1.5
Loss from continuing operations	(52.1)	(10.9)	(15.5)
Income (loss) from discontinued operations, net of tax	0.9	(4.1)	(8.6)
Net loss	$(51.2)	$(15.0)	$(24.1)
Basic and diluted loss per common share:
Continuing operations	$(0.85)	$(0.18)	$(0.26)
Discontinued operations	$0.01	$(0.07)	$(0.15)
Net loss	$(0.83)	$(0.25)	$(0.41)
Weighted average shares outstanding, basic and diluted	61.6	60.0	59.0

See accompanying notes to consolidated financial statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended
(In millions)	June 27, 2014	June 28, 2013	June 29, 2012
Net loss	$(51.2)	$(15.0)	$(24.1)
Other comprehensive income (loss):
Cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges	(0.3)	0.1	0.9
Reclassification adjustment for realized net gain (loss) on cash flow hedges included in net loss	0.2	—	(0.8)
Net change in unrealized gain (loss) on hedging activities	(0.1)	0.1	0.1
Foreign currency translation gain (loss)	0.5	0.6	(1.4)
Other comprehensive income (loss)	0.4	0.7	(1.3)
Comprehensive loss	$(50.8)	$(14.3)	$(25.4)

See accompanying notes to consolidated financial statements

AVIAT NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share and par value amounts)	June 27, 2014	June 28, 2013
ASSETS
Current Assets
Cash and cash equivalents	$48.8	$90.0
Receivables, net	77.2	86.3
Unbilled costs	23.8	28.9
Inventories	38.1	35.0
Customer service inventories	11.4	16.2
Deferred income taxes	1.5	0.9
Other current assets	17.4	17.0
Total current assets	218.2	274.3
Long-Term Assets
Property, plant and equipment, net	29.3	28.8
Identifiable intangible assets, net	0.4	0.8
Deferred income taxes	3.4	1.4
Other assets	1.9	0.5
Total long-term assets	35.0	31.5
Total Assets	$253.2	$305.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	6.0	8.8
Accounts payable	46.1	50.6
Accrued compensation and benefits	10.1	12.4
Other accrued expenses	32.4	33.7
Advance payments and unearned income	33.3	18.6
Reserve for uncertain tax positions	—	3.6
Deferred income taxes	0.2	1.1
Restructuring liabilities	2.8	2.3
Total current liabilities	130.9	131.1
Long-Term Liabilities
Unearned income	8.5	8.5
Other long-term liabilities	5.0	2.3
Reserve for uncertain tax positions	1.0	12.3
Deferred income taxes	5.2	1.7
Total Liabilities	150.6	155.9
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; issued and outstanding 62,218,226 shares as of June 27, 2014 and 61,252,494 shares as of June 28, 2013	0.6	0.6
Additional paid-in-capital	807.0	803.5
Accumulated deficit	(702.1)	(650.9)
Accumulated other comprehensive loss	(2.9)	(3.3)
Total Stockholders’ Equity	102.6	149.9
Total Liabilities and Stockholders’ Equity	$253.2	$305.8
See accompanying notes to consolidated financial statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(In millions)	June 27, 2014	June 28, 2013	June 29, 2012
Operating Activities
Net loss	$(51.2)	$(15.0)	$(24.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of identifiable intangible assets	0.4	1.0	2.3
Depreciation and amortization of property, plant and equipment	7.1	5.6	4.9
Goodwill impairment charges	—	—	5.6
Bad debt expenses	0.8	2.5	3.9
Share-based compensation expense	3.4	6.4	5.2
Charges for inventory and customer service inventory write-downs	7.2	9.7	4.8
Loss (gain) on disposition of WiMAX business	—	(0.4)	1.9
Other non-cash items	(0.1)	(0.1)	—
Changes in operating assets and liabilities:
Receivables	8.2	1.9	38.4
Unbilled costs	5.1	(3.1)	(1.1)
Inventories	(7.0)	13.6	(9.0)
Customer service inventories	1.5	0.9	0.7
Accounts payable	(2.7)	(7.1)	(18.3)
Accrued expenses	(6.4)	(3.2)	(6.2)
Advance payments and unearned income	14.6	(14.1)	(4.6)
Income taxes payable or receivable	2.7	(1.6)	0.1
Reserve for uncertain tax positions and deferred taxes	(14.9)	11.5	(0.5)
Other assets and liabilities	2.0	(0.1)	4.4
Net cash provided by (used in) operating activities	(29.3)	8.4	8.4
Investing Activities
Cash disbursed related to sale of WiMAX business, net	—	(0.1)	(1.5)
Additions of property, plant and equipment	(9.4)	(10.4)	(5.9)
Net cash used in investing activities	(9.4)	(10.5)	(7.4)
Financing Activities
Proceeds from debt	—	—	8.3
Repayments of debt	(2.8)	(4.1)	(1.4)
Proceeds from share-based compensation awards	0.1	0.3	0.1
Redemption of preference shares	—	—	(8.3)
Payments on capital lease obligations	(0.1)	(0.1)	—
Net cash used in financing activities	(2.8)	(3.9)	(1.3)
Effect of exchange rate changes on cash and cash equivalents	0.3	—	(1.9)
Net decrease in cash and cash equivalents	(41.2)	(6.0)	(2.2)
Cash and cash equivalents, beginning of year	90.0	96.0	98.2
Cash and cash equivalents, end of year	$48.8	$90.0	$96.0
Supplemental disclosures of cash flow information:
Cash paid for interest	$0.4	$0.8	$1.3
Cash paid for income taxes	$14.7	$3.0	$1.3
Non-cash investing activities:
Property and equipment acquired under capital lease	$—	$0.4	$—

See accompanying notes to consolidated financial statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(In millions)
Balance as of July 1, 2011	60.6	$0.6	$791.6	$(611.8)	$(2.7)	$177.7
Net loss	—	—	—	(24.1)	—	(24.1)
Other comprehensive income (loss), net	—	—	—	—	(1.3)	(1.3)
Issuance of stock related to employee share-based awards	0.7	—	—	—	—	—
Share-based compensation	—	—	5.2	—	—	5.2
Balance as of June 29, 2012	61.3	0.6	796.8	(635.9)	(4.0)	157.5
Net loss	—	—	—	(15.0)	—	(15.0)
Other comprehensive income (loss), net	—	—	—	—	0.7	0.7
Issuance of stock related to employee share-based awards	—	—	0.3	—	—	0.3
Share-based compensation	—	—	6.4	—	—	6.4
Balance as of June 28, 2013	61.3	0.6	803.5	(650.9)	(3.3)	149.9
Net loss	—	—	—	(51.2)	—	(51.2)
Other comprehensive income (loss), net	—	—	—	—	0.4	0.4
Issuance of stock related to employee share-based awards	0.9	—	0.1	—	—	0.1
Share-based compensation	—	—	3.4	—	—	3.4
Balance as of June 27, 2014	62.2	$0.6	$807.0	$(702.1)	$(2.9)	$102.6

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
We were incorporated in Delaware in 2006 to combine the businesses of Harris Corporation’s Microwave Communications Division (“MCD”) and Stratex Networks, Inc. (“Stratex”). On January 28, 2010, we changed our corporate name from Harris Stratex Networks, Inc. to Aviat Networks, Inc. (“Aviat Networks,” “we,” “us,” and “our”) to more effectively reflect our business and communicate our brand identity to customers. Additionally, the change of our corporate name was to comply with the termination of the Harris Corporation (“Harris”) trademark licensing agreement resulting from the spin-off by Harris of its interest in our stock to its stockholders in May 2009.
Basis of Presentation
The consolidated financial statements include the accounts of Aviat Networks and its wholly-owned and majority owned subsidiaries. Significant intercompany transactions and accounts have been eliminated.
Our fiscal year ends on the Friday nearest June 30. This was June 27 for fiscal 2014, June 28 for fiscal 2013 and June 29 for fiscal 2012. All fiscal years presented each included 52 weeks. In these notes to consolidated financial statements, we refer to our fiscal years as “fiscal 2014”, “fiscal 2013” and “fiscal 2012.”
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
Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents that are restricted as to withdrawal or usage under the terms of contractual agreements are recorded as restricted cash. At June 27, 2014, restricted cash included cash balances in our disability insurance voluntary plan account that cannot be used by us for any operating purposes other than to pay benefits to the insured employees and was recorded in other assets in our consolidated balance sheets. The corresponding liabilities were recorded under other long-term liabilities in our consolidated balance sheets.
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
As of June 27, 2014 and June 28, 2013, all of our high-quality marketable debt securities were classified as cash equivalents.
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

	Fiscal Year
(In millions)	2014	2013	2012
Customer letters of credit discounted	$1.8	$36.8	$59.1
Interest expense	$—	$0.2	$0.3
During fiscal 2014, 2013 and 2012, we had one international customer in Africa, Mobile Telephone Networks Group (“MTN Group”) that accounted for 17%, 25% and 17%, respectively, of our total revenue. In addition, Verizon Wireless accounted for 11% of our total revenue during fiscal 2013. As of June 27, 2014 and June 28, 2013, MTN Group accounted for approximately 17% and 12%, respectively, of our accounts receivable. No other customers accounted for more than 10% of our revenue or accounts receivable for the years presented.
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
Customer Service Inventories
Our customer service inventories are stated at the lower of cost or market. We carry service parts because we generally provide product warranty for 12 to 36 months and earn revenue by providing enhanced and extended warranty and repair service during and beyond this warranty period. Customer service inventories consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use permanently or on a temporary basis while the defective unit is being repaired. We record adjustments to reduce the carrying value of customer service inventories to their net realizable value. Factors influencing these adjustments include product life cycles, end of service life plans and volume of enhanced or extended warranty service contracts. Estimates of net realizable value involve significant estimates and judgments about the future, and revisions would be required if these factors differ from our estimates.
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
We are required to compute our income taxes in each federal, state, and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes as well as operating loss and tax credit carry forwards. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Our judgments, assumptions, and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated balance sheets and consolidated statements of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance, if required. Our determination of our valuation allowance is based upon a number of assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in our consolidated statements of operations.
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
Other Accrued Expenses and Other Assets
No accrued liabilities or expenses within other accrued expenses in our consolidated balance sheets exceeded 5% of our total current liabilities as of June 27, 2014 or June 28, 2013. Other accrued expenses in our consolidated balance sheets primarily consists of accruals for sales commissions, warranties and severance. No current assets other than those already disclosed in the consolidated balance sheets exceeded 5% of our total current assets as of June 27, 2014 or June 28, 2013. No assets within other assets in the consolidated balance sheets exceeded 5% of total assets as of June 27, 2014 or June 28, 2013.
Warranties
On product sales we provide for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which we do business. In the case of products sold by us, our warranties generally start from the delivery date and continue for one to three years, depending on the terms.
Many of our products are manufactured to customer specifications and their acceptance is based on meeting those specifications. Factors that affect our warranty liabilities include the number of product units subject to warranty protection, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liabilities every quarter and make adjustments to the liabilities as necessary.

Network management software products generally carry a 30-day to 90-day warranty from the date of customer acceptance. Our liability under these warranties is to provide a corrected copy of any portion of the software found not to be in substantial compliance with the agreed-upon specifications.
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
Gains and losses resulting from foreign exchange transactions and translation of monetary assets and liabilities in non-functional currencies are included in cost of product sales and services in the accompanying consolidated statements of operations. Net foreign exchange losses recorded in our consolidated statements of operations during fiscal 2014, 2013 and 2012 totaled $0.8 million, $1.5 million and $1.5 million, respectively.
Retirement Benefits
As of June 27, 2014, we provided retirement benefits to substantially all employees primarily through our defined contribution retirement plans. These plans have matching and savings elements. Contributions by us to these retirement plans are based on profits and employees’ savings with no other funding requirements. We may make additional contributions to the plan at our discretion. However, effective from the second quarter of fiscal 2014, we halted making matching contributions to the plan for an indefinite period of time.
Contributions to retirement plans are expensed as incurred. Retirement plan expense amounted to $2.5 million, $2.9 million and $2.8 million in fiscal 2014, 2013 and 2012, respectively.
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
Cost of Product Sales and Services
Cost of sales consists primarily of materials, labor and overhead costs incurred internally and amounts incurred to contract manufacturers to produce our products, personnel and other implementation costs incurred to install our products and train customer personnel, and customer service and third party original equipment manufacturer costs to provide continuing support to our customers. Also included in cost of sales is the amortization of purchased technology intangible assets.
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
To estimate the fair value of our stock option awards, we use the Black-Scholes option pricing model. The determination of the fair value of stock option awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Due to the inherent limitations of option valuation models, including consideration of future events that are unpredictable and the estimation process utilized in determining the valuation of the share-based awards, the ultimate value realized by our employees may vary significantly from the amounts expensed in our financial statements. For restricted stock and performance share awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant.
We generally recognize compensation cost for share-based payment awards on a straight-line basis over the requisite service period. For awards with a performance condition vesting feature, we recognize share-based compensation costs for the performance awards when achievement of the performance conditions is considered probable. Any previously recognized compensation cost would be reversed if the performance condition is not satisfied or if it is not probable that the performance conditions will be achieved.
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
Restructuring Charges
Our restructuring charges represent expenses incurred in connection with certain cost reduction programs that we have implemented, and consist of the costs of employee termination benefits, facilities charges and other costs of exiting activities or geographies. A liability for costs associated with an exit or disposal activity is measured at its fair value when the liability is incurred. Expenses for one-time termination benefits are recognized at the date we notify the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. We recognize severance benefits provided as part of an ongoing benefit arrangement when the payment is probable and the amounts can be reasonably estimated. Liabilities related to an operating lease/contract are measured and recognized at fair value when the contract does not have any future economic benefit to the entity and the fair value of the liability is determined based on the present value of the remaining lease obligations, adjusted for the effects of deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property. The assumptions in determining such estimates include anticipated timing of sublease rentals and estimates of sublease rental receipts and related costs based on market conditions. We expense all other costs related to an exit or disposal activity as incurred.
Research and Development Costs
Our sponsored research and development costs, which include costs in connection with new product development, improvement of existing products, process improvement, and product use technologies, are charged to operations in the period in which they are incurred.
Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us beginning in our fiscal year

2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial position or results of operations.
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

Note 2. Accumulated Other Comprehensive Loss
The changes in components of our accumulated other comprehensive loss during fiscal 2014, 2013 and 2012 were as follows:

	Foreign Currency Translation Adjustment (“CTA”)	Hedging Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(In millions)
Balance as of July 1, 2011	$(2.6)	$(0.1)	$(2.7)
Foreign currency translation gain (loss)	(1.4)	—	(1.4)
Net unrealized gain (loss) on hedging activities	—	0.1	0.1
Balance as of June 29, 2012	(4.0)	—	(4.0)
Foreign currency translation gain (loss)	0.6	—	0.6
Net unrealized gain (loss) on hedging activities	—	0.1	0.1
Balance as of June 28, 2013	(3.4)	0.1	(3.3)
Foreign currency translation gain (loss)	0.5	—	0.5
Net unrealized gain (loss) on hedging activities	—	(0.1)	(0.1)
Balance as of June 27, 2014	$(2.9)	$—	$(2.9)

Note 3.    Net Loss per Share of Common Stock
As we incurred net loss for all periods in fiscal 2014, 2013 and 2012, all potential dilutive securities from stock options, restricted stocks and units and performance shares and units have been excluded from the diluted net loss per share calculations, as their effect would have been anti-dilutive. The following table summarizes the potential weighted average shares of common stock outstanding that have been excluded from the diluted net loss per share calculations:

	Fiscal Year
	2014	2013	2012
	(In millions)
Stock options	7.3	5.0	5.0
Restricted stocks and units and performance shares and units	0.4	1.2	2.0
Total potential shares of common stock excluded	7.7	6.2	7.0

Note 4. Balance Sheet Components
Receivables, net
Our net receivables are summarized below:

	June 27, 2014	June 28, 2013
	(In millions)
Accounts receivable	$84.6	$96.5
Less: allowances for collection losses	(7.4)	(10.2)
	$77.2	$86.3
Inventories
Our inventories are summarized below:

	June 27, 2014	June 28, 2013
	(In millions)
Finished products	$25.3	$22.3
Work in process	5.3	3.9
Raw materials and supplies	7.5	8.8
	$38.1	$35.0
Deferred cost of sales included within finished goods	$3.2	$3.1
Consigned inventories included within raw materials	$6.6	$7.9
During fiscal 2014, 2013 and 2012, we recorded charges to adjust our inventory and customer service inventory to the lower of cost or market. These charges were primarily due to excess and obsolete inventory resulting from product transitioning and discontinuance or customer insolvency. Such charges incurred during fiscal 2014, 2013 and 2012 were classified in cost of product sales as follows:

	Fiscal Year
	2014	2013	2012
	(In millions)
Excess and obsolete inventory charges	$4.0	$4.0	$3.1
Customer service inventory write-downs	3.2	1.5	1.7
	$7.2	$5.5	$4.8
As % of revenue	2.1%	1.2%	1.1%
During fiscal 2013, we also incurred $4.2 million charges to write down deferred costs of revenue that were unlikely to derive revenue due to disposition of our WiMAX business. The charges were included in discontinued operations in our consolidated statement of operations for fiscal 2013.

Property, Plant and Equipment, net
Our property, plant and equipment are summarized below:

	June 27, 2014	June 28, 2013
	(In millions)
Land	$0.7	$0.7
Buildings and leasehold improvements	10.3	10.6
Software	13.2	12.1
Machinery and equipment	47.1	48.8
	71.3	72.2
Less accumulated depreciation and amortization	(42.0)	(43.4)
	$29.3	$28.8
Depreciation and amortization expense related to property, plant and equipment, including amortization of internal use software , was $7.1 million, $5.6 million and $4.9 million, respectively, in fiscal 2014, 2013 and 2012.
Accrued Warranties
We accrue for the estimated cost to repair or replace products under warranty. Changes in our warranty liability, which is included as a component of other accrued expenses in the consolidated balance sheets, during fiscal 2014 and 2013 were as follows:

	Fiscal Year
	2014	2013
	(In millions)
Balance as of the beginning of the fiscal year	$3.3	$3.0
Warranty provision recorded during the period	5.2	5.8
Consumption during the period	(4.7)	(5.5)
Balance as of the end of the period	$3.8	$3.3

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
The carrying amounts, estimated fair values and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of June 27, 2014 and June 28, 2013 were as follows:

	June 27, 2014		June 28, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
	(In millions)
Assets:
Cash equivalents:
Bank certificates of deposit	$3.5	$3.5	$2.4	$2.4	Level 2
Money market funds	$10.2	$10.2	$39.2	$39.2	Level 1
Other current assets:
Foreign exchange forward contracts	$—	$—	$0.1	$0.1	Level 2
Liabilities:
Other accrued expenses:
Foreign exchange forward contracts	$—	$—	$0.1	$0.1	Level 2
We classify investments within Level 1 if quoted prices are available in active markets. Our Level 1 items include shares in money market funds purchased from two major financial institutions. As of June 27, 2014, these money market shares were valued at $1.00 net asset value per share by these financial institutions.
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
Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During fiscal 2014, 2013 and 2012, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.
Note 6. Credit Facility and Debt
On March 28, 2014, we entered into a Second Amended and Restated Loan Agreement with Silicon Valley Bank (the "SVB Credit Facility"). This agreement amends and restates our existing First Amended and Restated Loan and Security Agreement, which was entered into on September 27, 2013 and amended on October 29, 2013, November 20, 2013 and February 10, 2014, respectively, providing for certain amendments to the maximum borrowing limit and financial covenants. On September 27, 2013, we repaid the remaining $1.7 million outstanding balance of the original $8.3 million two-year term loan that we borrowed on January 30, 2012. As of June 27, 2014, our outstanding debt under the SVB Credit Facility consisted of the $6.0 million borrowings that we advanced under a previous SVB credit facility in fiscal 2011.
The SVB Credit Facility provides for a committed amount of up to $40.0 million, decreased from the $50.0 million credit limit under the first amended and restated credit facility, with a $30.0 million sublimit that can be borrowed by our Singapore subsidiary. Borrowings may be advanced under the SVB Credit Facility at the lesser of $40.0 million or a borrowing base equal to a specified percentage of the value of eligible accounts receivable and U.S. unbilled accounts of the Company, subject to certain reserves and eligibility criteria. The SVB Credit Facility can also be utilized to issue letters of credit. Principal, together with all accrued and unpaid interest, is due and payable on September 26, 2016. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of June 27, 2014, available credit under the SVB Credit Facility was $19.7 million reflecting the calculated borrowing base of $31.4 million less existing borrowings of $6.0 million and outstanding letters of credit of $5.7 million.
Borrowings under the SVB Credit Facility carry an interest rate computed at the daily prime rate as published in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. If a minimum adjusted quick ratio requirement is satisfied, LIBOR advances are offered at LIBOR plus a spread of 2.75%. Interest is due and payable in arrears monthly for prime rate loans and, for LIBOR rate loans, at the end of an interest period or at each three-month interval if the interest period is greater than three months. During fiscal 2014, the weighted average interest rate on our $6.0 million loan was 3.38%. The previous $8.3 million two-year term loan bore a fixed interest rate of 5% per annum.
The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with SVB may be directly applied to reduce outstanding obligations under the credit facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 2.00% above the applicable interest rate.
As of June 27, 2014, we were in compliance with the quarterly financial covenants contained in the SVB Credit Facility. However, as a result of the uncertainty on our ability to meet the financial covenants and the fact that the SVB Credit Facility contains subjective acceleration clauses that could be triggered by the lender, the $6.0 million borrowing was classified as a current liability as of June 27, 2014.
Note 7. Divestiture
In March 2011, our board of directors approved a plan for the sale of our WiMAX business. On September 2, 2011, we sold to EION Networks, Inc. (“EION”) our WiMAX business and related assets consisting of certain technology, inventory and equipment. As consideration for the sale of assets, EION agreed to pay us $0.4 million in cash and up to $2.8 million in additional cash payments contingent upon specific factors related to future WiMAX business performance. As of June 27, 2014, we had received $0.1 million of such contingent payments and do not expect any further payments from EION. EION is entitled to receive cash payments up to $2.0 million upon collections of certain WiMAX accounts receivable, of which $1.6 million has been paid by us to EION and $0.3 million was written off resulting from the write-down of the corresponding WiMAX accounts receivable as of June 27, 2014. As of June 27, 2014 and June 28, 2013, our accrued liabilities related to the disposition of WiMAX business were $0.1 million and $0.1 million, respectively.
In the third quarter of fiscal 2011, we began accounting for the WiMAX business as a discontinued operation and, therefore, the operating results of our WiMAX business were included in discontinued operations in our consolidated financial statements for all years presented. The loss incurred in fiscal 2013 was primarily due to write-down of certain WiMAX deferred cost of sales that were not transferred to EION and certain expenses we incurred to support a remaining customer obligation. The income recognized in fiscal 2014 was primarily due to the recovery of certain WiMAX customer receivables that was previously written down. We recognized a $0.4 million gain and a $1.9 million loss on disposition, which was included in our loss from discontinued operations, in fiscal 2013 and 2012, respectively.
Summary results of operations for the WiMAX business were as follows:

	Fiscal Year
	2014	2013	2012
	(In millions)
Revenues	$—	$0.1	$1.6
Income (loss) from operations of WiMAX	1.2	(4.3)	(6.5)
Gain (loss) on disposal	—	0.4	(1.9)
Income taxes	(0.3)	(0.2)	(0.2)
Income (loss) from discontinued operations, net of tax	$0.9	$(4.1)	$(8.6)

Note 8. Goodwill and Identifiable Intangible Assets
Goodwill
Our goodwill for fiscal 2012 resulted from our acquisition of Telsima Corporation in fiscal 2009, which was accounted for as a purchase business combination. The changes in the carrying amount of goodwill were as follows:

Amount
(In millions)
Balance as of July 1, 2011	$5.6
Goodwill impairment charges	(5.6)
Balance as of June 29, 2012	$—
In the second quarter of fiscal 2012, we concluded that a goodwill impairment indicator existed due to a significant decline in our market capitalization. Therefore we performed a goodwill impairment analysis and recorded a $5.6 million goodwill impairment charge in the quarter. As of June 27, 2014 and June 28, 2013, we did not have any goodwill in our consolidated balance sheets.
Identifiable Intangible Assets
A summary of our identifiable intangible assets is presented below:

	Purchased Technology	Customer Relationships	Total Identifiable Intangible Assets
	(In millions)
Net identifiable intangible assets as of June 29, 2012	$0.6	$1.2	$1.8
Less: amortization expense	(0.6)	(0.4)	(1.0)
Net identifiable intangible assets as of June 28, 2013	—	0.8	0.8
Less: amortization expense	—	(0.4)	(0.4)
Net identifiable intangible assets as of June 27, 2014	$—	$0.4	$0.4
Amortization expenses:
Fiscal 2014	$—	$0.4	$0.4
Fiscal 2013	$0.6	$0.4	$1.0
Fiscal 2012	$0.7	$0.3	$2.3
Weighted average estimated useful life (in years)	3.0	5.0
Our identifiable intangible assets are being amortized over their useful estimated economic lives, which range from one to five years.
At June 27, 2014, we estimate our future amortization of identifiable intangible assets with definite lives by year as follows:

Fiscal Year	Amount
(In millions)
2015	$0.4
$0.4

Note 9. Restructuring Activities

Fiscal 2014-2015 Plan
During the third quarter of fiscal 2014, in line with the decrease in revenue that we experienced and our reduced forecast for the immediate future, we initiated a restructuring plan (the “Fiscal 2014-2015 Plan”) to reduce our operating costs, primarily in North America, Europe and Asia. Activities under the Fiscal 2014-2015 Plan primarily include reductions in force and additional downsizing of our Santa Clara, California headquarters.
The following table summarizes our costs incurred during fiscal 2014, estimated additional costs to be incurred and estimated total costs expected to be incurred as of June 27, 2014 under the Fiscal 2014-2015 Plan:

	Costs Incurred During Fiscal Year Ended	Cumulative Costs Incurred Through June 27, 2014	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
	June 27, 2014
	(in millions)
Severance and benefits	$5.4	$5.4	$1.1	$6.5
Facilities and other	0.4	0.4	1.7	2.1
Total for Fiscal 2014-2015 Plan	$5.8	$5.8	$2.8	$8.6
During fiscal 2014, our severance and benefits charges under the Fiscal 2014-2015 Plan primarily related to reductions in force in Santa Clara, California, and several international locations. We intend to substantially complete the remaining restructuring activities under the Fiscal 2014-2015 Plan by the end of the second quarter of fiscal 2015.

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
The following table summarizes our costs incurred during fiscal 2014 and 2013, estimated additional costs to be incurred and estimated total costs expected to be incurred as of June 27, 2014 under the Fiscal 2013-2014 Plan:

	Costs Incurred During Fiscal Year Ended		Cumulative Costs Incurred Through June 27, 2014	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
	June 27, 2014	June 28, 2013
	(in millions)
Severance and benefits	$1.0	$1.8	$2.8	$—	$2.8
Facilities and other	4.3	—	4.3	0.7	5.0
Total for Fiscal 2013-2014 Plan	$5.3	$1.8	$7.1	$0.7	$7.8
During fiscal 2014 and 2013, our severance and benefits charges under the Fiscal 2013-2014 Plan primarily related to reductions in force in Santa Clara, California and several international locations of their finance and engineering functions. Facilities and other charges in of fiscal 2014 included obligations under a non-cancelable lease for facilities that we ceased to use at our Santa Clara, California headquarters and certain U.S. and international field offices. As of June 27, 2014, we completed a majority of the restructuring activities under the Fiscal 2013-2014 Plan.
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
The following table summarizes our costs incurred during fiscal 2013 and 2012 and total costs incurred under the Fiscal 2011 Plan:

	Costs Incurred During Fiscal Year Ended		Cumulative Costs Incurred Through June 28, 2013
	June 28, 2013	June 29, 2012
	(in millions)
Severance and benefits	$1.2	0.9	$12.6
Facilities and other	0.1	1.4	3.7
Total for Fiscal 2011 Plan	$1.3	$2.3	$16.3

Restructuring Liabilities
The information in the following table summarizes our restructuring activities during fiscal 2014, 2013 and 2012 and restructuring liability as of June 27, 2014:

	Severance and Benefits	Facilities and Other	Total
	(In millions)
Restructuring liability as of July 1, 2011	$3.2	$1.8	$5.0
Provision related to Fiscal 2011 Plan	0.9	1.4	2.3
Cash payments	(3.1)	(2.0)	(5.1)
Restructuring liability as of June 29, 2012	1.0	1.2	2.2
Provision related to Fiscal 2013-2014 Plan	1.8	—	1.8
Provision related to Fiscal 2011 Plan	1.2	0.1	1.3
Cash payments	(2.1)	(0.5)	(2.6)
Restructuring liability as of June 28, 2013	1.9	0.8	2.7
Provision related to Fiscal 2014-2015 Plan	5.4	0.4	5.8
Provision related to Fiscal 2013-2014 Plan	1.0	4.3	5.3
Cash payments	(6.8)	(1.8)	(8.6)
Restructuring liability as of June 27, 2014	$1.5	$3.7	$5.2
Current portion of restructuring liability as of June 27, 2014			$2.8
Long-term portion of restructuring liability (included in other long-term liabilities) as of June 27, 2014			$2.4

Note 10. Stockholders’ Equity
Stock Incentive Programs
2007 Stock Equity Plan
As of June 27, 2014, we had one stock incentive plan for our employees and nonemployee directors, the 2007 Stock Equity Plan, as amended and restated effective November 17, 2011 (the “2007 Stock Plan”). The 2007 Stock Plan provides for accelerated vesting of certain share-based awards if there is a change in control of the Company. The 2007 Stock Plan also provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units. We have various incentive programs under the 2007 Stock Plan, including annual and long-term incentive programs ("AIP" or "LTIP"), a global equity program ("GEP") and product development incentive programs (“PDIP”).
Under the 2007 Stock Plan, option exercise prices are equal to the fair market value on the date the options are granted using our closing stock price. Options may be exercised for a period set at the time of grant, which is generally seven years after the date of grant. Options generally vest in installments on one of three vesting schedules: (1) 50% one year from the grant date and 25% each year thereafter over a three-year period from the date of grant; (2) one-third annually over a three-year period from the date of grant; or (3) one-fourth annually over a four-year period from date of grant. Stock options are issued to directors annually and generally vest on the day before the annual shareholders' meeting.
Restricted stock is not transferable until vested and the restrictions lapse upon the achievement of continued employment or service over a specified time period. Restricted stock issued to employees generally vests either one-third annually over a three-year period from the date of grant or in full three years after the grant date. Restricted stock is issued to directors annually and generally vests on the day before the annual shareholders' meeting.
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
Upon the exercise of stock options, vesting of restricted stock awards and units, or vesting of performance share awards and units, we issue new shares of our common stock to our employees. All awards that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2007 Stock Plan and made available for future grants. Shares of our common stock remaining available for future issuance under the 2007 Stock Plan totaled 3,599,382 as of June 27, 2014.
Acquisition Plan
We assumed all of the former Stratex outstanding stock options as of January 26, 2007, as part of the Stratex acquisition. The outstanding former Stratex options became fully vested in fiscal 2011.
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees are entitled to purchase shares of our common stock at a 5% discount from the fair market value at the end of a three-month purchase period. As of June 27, 2014, 766,257 shares were reserved for future issuances under the ESPP. We issued 21,493 shares under the ESPP during fiscal 2014.
Share-Based Compensation
Total compensation expense for share-based awards included in our consolidated statements of operations for fiscal 2014, 2013 and 2012 was as follows:

	Fiscal Year
(In millions)	2014	2013	2012
By Expense Category:
Cost of product sales and services	$0.1	$0.5	$0.7
Research and development	0.3	1.0	0.9
Selling and administrative	3.0	4.9	3.6
Total share-based compensation expense	$3.4	$6.4	$5.2
By Types of Award:
Options	$1.9	$2.5	$2.6
Restricted stock awards	0.7	1.5	1.8
Performance shares	0.8	2.4	0.8
Total share-based compensation expense	$3.4	$6.4	$5.2
As of June 27, 2014, there was $2.7 million of total unrecognized compensation expense related to nonvested stock options and restricted stock awards and units granted under our 2007 Stock Equity Plan. This expense is expected to be recognized over a weighted-average period of 1.7 years.
Stock Options
A summary of the combined stock option activity under our equity plans during fiscal 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	($ in millions)
Options outstanding as of June 28, 2013	6,190,564	$3.95	4.85	$1.0
Granted	2,263,978	$2.36
Exercised	(27,958)	$2.09
Forfeited	(789,035)	$3.85
Expired	(88,550)	$20.18
Options outstanding as of June 27, 2014	7,548,999	$3.31	4.53	$0.0
Options exercisable as of June 27, 2014	4,344,589	$3.98	3.59	$0.0
Options vested and expected to vest as of June 27, 2014	7,211,372	$3.35	4.41	$0.0
The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on June 27, 2014 of $1.25 and the exercise price for in-the-money options that would have been received by the optionees if all options had been exercised on June 27, 2014. The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.
Additional information related to our stock options is summarized below:

	Fiscal Year
(In millions, except per share amounts)	2014	2013	2012
Weighted average grant date fair value per share granted	$1.06	$1.30	$1.22
Intrinsic value of options exercised	$—	$—	$—
Fair value of options vested	$2.2	$3.0	$3.0
The fair value of each option grant under our 2007 Stock Equity Plan was estimated using the Black-Scholes option pricing model on the date of grant. A summary of the significant weighted average assumptions we used in the Black-Scholes valuation model is as follows:

	Fiscal Year
	2014	2013	2012
Expected dividends	—%	—%	—%
Expected volatility	54.1%	64.9%	65.9%
Risk-free interest rate	1.26%	0.49%	0.73%
Expected term (years)	4.43	4.33	4.46
Expected volatility is based on implied volatility for the expected term of the options from our stock price. The expected term of the options is calculated using the simplified method described in the SEC’s Staff Accounting Bulletins Topic 14.D.2. We use the simplified method because we do not have sufficient stock option exercise data and the types of employees that receive share option grants have been significantly changed due to the implementation of our 2012 global equity plan, under which we granted share-based awards to employees who are not eligible for the long-term incentive programs. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is zero because we have not historically paid dividends on our common stock and have no intention to pay dividends in the foreseeable future. The following summarizes all of our stock options outstanding and exercisable as of June 27, 2014:

			Options Outstanding
			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
Actual Range of Exercise Prices						Number Exercisable	Weighted Average Exercise Price
				(Years)
$1.72	—	$2.11	1,357,137	4.72	$2.06	851,497	$2.08
$2.19	—	$2.37	1,768,886	5.14	$2.28	713,288	$2.34
$2.41	—	$2.60	1,708,065	5.65	$2.58	331,416	$2.56
$2.71	—	$4.36	1,369,577	3.76	$3.58	1,103,054	$3.78
$4.42	—	$6.44	1,244,431	2.32	$6.03	1,244,431	$6.03
$6.50	—	$24.60	100,903	2.31	$12.57	100,903	$12.57
$1.72	—	$24.60	7,548,999	4.43	$3.30	4,344,589	$3.97
Restricted Stock
A summary of the status of our restricted stock as of June 27, 2014 and changes during fiscal 2014 were as follows:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding as of June 28, 2013	562,045	$3.27
Granted	104,475	$1.96
Vested and released	(325,112)	$3.35
Forfeited	(26,750)	$2.66
Restricted stock outstanding as of June 27, 2014	314,658	$2.80
The fair value of each restricted stock grant is based on the closing price of our common stock on the date of grant and is amortized to compensation expense over its vesting period. The total fair value of restricted stock that vested during fiscal 2014, 2013 and 2012 was $0.7 million, $1.9 million and $0.6 million, respectively.
Performance Share Awards
A summary of the status of our performance shares as of June 27, 2014 and changes during fiscal 2014 were as follows:

	Shares	Weighted Average Grant Date Fair Value
Performance shares outstanding as of June 28, 2013	1,626,362	$2.91
Granted	—	N/A
Vested and released	(1,187,796)	$2.37
Forfeited due to target thresholds not achieved	(359,274)	$4.67
Forfeited due to terminations	(12,625)	$5.13
Performance shares outstanding as of June 27, 2014	66,667	$2.59
The fair value of each performance share is based on the closing price of our common stock on the date of grant and is amortized over its vesting period. We begin recognize share-based compensation costs for the performance shares when achievement of the performance conditions is considered probable. Any previously recognized compensation cost would be reversed if the performance condition is not satisfied or if it is not probable that the performance conditions will be achieved.
The total fair value of performance share awards that vested during fiscal 2014, 2013 and 2012 was $3.0 million, $0.9 million and $0.3 million, respectively.

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
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for 2014, 2013 and 2012 were as follows:

	Fiscal Year
(In millions)	2014	2013	2012
North America	$142.0	$180.5	$164.9
Africa and Middle East	108.9	182.2	147.7
Europe and Russia	36.0	48.0	53.6
Latin America and Asia Pacific	59.1	60.6	77.8
Total Revenue	$346.0	$471.3	$444.0

Revenue by country comprising more than 5% of our total revenue for fiscal 2014, 2013 and 2012 were as follows:

(In millions, except %)	Revenue	% of Total Revenue
Fiscal 2014:
United States	$139.2	40.2%
Nigeria	$52.2	15.1%
Fiscal 2013:
United States	$177.0	37.6%
Nigeria	$92.7	19.7%
Fiscal 2012:
United States	$161.6	36.4%
Nigeria	$94.5	21.3%
France	$27.9	6.3%

Our long-lived assets, consisting primarily of property, plant and equipment, by geographic areas based on the physical location of the assets as of June 27, 2014 and June 28, 2013 were as follows:

(In millions)	June 27, 2014	June 28, 2013
United States	$21.5	$22.0
United Kingdom	3.3	3.5
Other countries	4.5	3.8
Total	$29.3	$29.3

Note 12. Income Taxes
Income (loss) from continuing operations before provision for income taxes during fiscal year 2014, 2013 and 2012 is as follows:

	Fiscal Year
	2014	2013	2012
	(In millions)
United States	$(25.3)	$(4.8)	$(5.6)
Foreign	(25.3)	7.2	(8.4)
Total Income (loss) from continuing operations before income taxes	$(50.6)	$2.4	$(14.0)
Provision for income taxes from continuing operations for fiscal year 2014, 2013 and 2012 were summarized as follows:

	Fiscal Year
	2014	2013	2012
	(In millions)
Current provision (benefit):
United States	$(0.1)	$(0.1)	$0.1
Foreign	1.9	13.6	1.4
State and local	—	—	—
	1.8	13.5	1.5
Deferred provision (benefit):
United States	—	—	—
Foreign	(0.3)	(0.2)	—
State and local	—	—	—
	(0.3)	(0.2)	—
Total provision for income taxes from continuing operations	$1.5	$13.3	$1.5

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate from continuing operations for fiscal year 2014, 2013 and 2012:

	Fiscal Year
	2014	2013	2012
Statutory U.S. federal tax rate	(35.0)%	35.0%	(35.0)%
Valuation allowances	30.0%	67.4%	12.8%
Foreign non-deductible expenses	0.9%	11.1%	—%
State and local taxes, net of U.S. federal tax benefit	(1.3)%	(1.7)%	(1.7)%
Goodwill impairment not deductible	—%	—%	6.6%
Foreign income taxed at rates less than the U.S. statutory rate	8.5%	(63.9)%	4.4%
Dividend from foreign subsidiary	—%	—%	12.1%
Foreign branch income/withholding taxes	2.0%	27.5%	7.2%
Change in uncertain tax positions	(1.7)%	488.9%	—%
Other	(0.4)%	(10.1)%	4.3%
Effective tax rate	3.0%	554.2%	10.7%
The income tax expense from continuing operations for fiscal year 2014 was $1.5 million. The difference between our income tax expense from continuing operations and income tax expense at the statutory rate of 35% on our pre-tax loss of $50.6 million was primarily attributable to losses in tax jurisdictions in which we cannot recognize a tax benefit and increases in foreign withholding taxes.
The income tax expense from continuing operations for fiscal year 2013 was $13.3 million. The difference between our income tax expense from continuing operations and income tax benefit at the statutory rate of 35% on our pre-tax income of $2.4 million was primarily attributable to a $11.7 million increase in our reserve for uncertain tax positions, losses in tax jurisdictions in which we cannot recognize a tax benefit, and increases in foreign withholding taxes.

The income tax expense from continuing operations for fiscal year 2012 was $1.5 million. The difference between our income tax expense from continuing operations and income tax benefit at the statutory rate of 35% on our pre-tax loss of $14.0 million was primarily attributable to losses in tax jurisdictions in which we cannot recognize a tax benefit. The tax expense for fiscal year 2012 of $1.5 million was primarily attributable to profitable foreign entities for which we have accrued income taxes.
The components of deferred tax assets and liabilities were as follows:

	June 27, 2014		June 28, 2013
	Current	Non-Current	Current	Non-Current
	(In millions)
Deferred tax assets:
Inventory	$12.0	$—	$10.5	$—
Accruals and reserves	4.7	0.1	5.4	0.1
Bad debts	2.4	—	2.5	—
Depreciation	—	0.2	—	—
Amortization	—	4.1	—	24.5
Stock compensation	—	4.0	—	5.6
Deferred revenue	—	3.9	—	0.7
Unrealized exchange gain/loss	3.2	—	3.6	—
Other	1.1	4.2	—	4.8
Tax credit carryforwards	—	21.5	—	20.3
Tax loss carryforwards	—	134.2	—	122.3
Total deferred tax assets	23.4	172.2	22.0	178.3
Valuation allowance	(21.9)	(168.8)	(21.1)	(176.9)
Deferred tax assets net of valuation allowance	1.5	3.4	0.9	1.4
Deferred tax liabilities:
Branch undistributed earnings reserve	0.1	1.4	1.1	0.2
Depreciation	—	3.8	—	0.8
Other accruals	0.1	—	—	0.7
Total deferred tax liabilities	0.2	5.2	1.1	1.7
Net deferred tax assets (liabilities)	$1.3	$(1.8)	$(0.2)	$(0.3)
Our valuation allowance related to deferred income taxes, as reflected in our consolidated balance sheet, was $190.7 million as of June 27, 2014 and $198.0 million as of June 28, 2013. The decrease in valuation allowance in fiscal 2014 was primarily due to the decrease of net operating loss in certain foreign jurisdiction.
Tax loss and credit carryforwards as of June 27, 2014 have expiration dates ranging between one year and no expiration in certain instances. The amount of U.S. federal tax loss carryforwards as of June 27, 2014 was $292.2 million and begin to expire in fiscal 2023. Credit carryforwards as of June 27, 2014 were $27.3 million, and certain credits began to expire in fiscal 2017. The amount of foreign tax loss carryforwards as of June 27, 2014 was $104.1 million.
United States income taxes have not been provided on basis differences in foreign subsidiaries of $5.7 million and $5.5 million, respectively, as of June 27, 2014 and June 28, 2013, because of our intention to reinvest these earnings indefinitely. The residual U.S. tax liability, if such amounts were remitted, would be nominal.
We entered into a tax sharing agreement with Harris effective on January 26, 2007, the date of the acquisition of Stratex. The tax sharing agreement addresses, among other things, the settlement process associated with pre-merger tax liabilities and tax attributes that are attributable to the Microwave Communication Division when it was a division of Harris. There was no settlement payments recorded in fiscal year 2014, 2013 or 2012.
As of June 27, 2014 and June 28, 2013, we had unrecognized tax benefits of $28.2 million and $28.7 million, respectively, for various federal, foreign, and state income tax matters. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $1.0 million as of June 27, 2014. These unrecognized tax benefits are presented on the accompanying consolidated balance sheet net of the tax effects of net operating loss carryforwards.

We account for interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We accrued such interest of $0.1 million as of June 27, 2014 and $0.1 million as of June 28, 2013. No penalties have been accrued.
During the current year, we received an assessment letter from the Inland Revenue Authority of Singapore (“Singapore”) related to deductions claimed in prior years and made a prepayment of $13.2 million related to tax years 2007 through 2010, reflecting all of the taxes incrementally assessed by Singapore. We continue to defend our tax positions in Singapore and we continue to pursue remedies to object to this assessment. During the next twelve months, it is reasonably possible that an ultimate settlement will be achieved which will result in our unrecognized tax benefits changing by up to $14.0 million . We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits.
Our unrecognized tax benefit activity for fiscal 2014, 2013 and 2012 is as follows:

Amount
(In millions)
Unrecognized tax benefit as of July 1, 2011	$14.0
Additions for tax positions in prior periods	—
Decreases for tax positions in prior periods	(0.6)
Unrecognized tax benefit as of June 29, 2012	13.4
Additions for tax positions in current periods	0.7
Additions for tax positions in prior periods	15.0
Decreases for tax positions in prior periods	(0.4)
Unrecognized tax benefit as of June 28, 2013	28.7
Additions for tax positions in prior periods	8.7
Decreases for tax positions in prior periods	(12.1)
Increases related to change of foreign exchange rate	2.9
Unrecognized tax benefit as of June 27, 2014	$28.2
We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Singapore and Nigeria. The earliest years still open and subject to potential audits for these jurisdictions are as follows: U.S. —2003; Singapore — 2006; and Nigeria — 2011.
Note 13. Commitments and Contingencies

Operating Lease Commitments
We lease office and manufacturing facilities under non-cancelable operating leases expiring at various dates through April 2020. We lease approximately 129,000 square feet of office space in Santa Clara, California as our corporate headquarters. As of June 27, 2014, future minimum lease payments for our headquarters total $15.1 million through April 2020. We vacated approximately half of our Santa Clara headquarters building and made it available for sublease at September 27, 2013.
As of June 27, 2014, our future minimum lease payments under all non-cancelable operating leases with an initial lease term in excess of one year were as follows:

Fiscal Years	Amount
(In millions)
2015	$5.0
2016	4.1
2017	2.9
2018	2.9
2019	2.9
Thereafter	2.4
Total	$20.2
These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We sublease a portion of our facilities to third parties and total minimum rentals to be received in the future under our noncancelable subleases was $0.1 million as of June 27, 2014.
Rental expense for operating leases, including rentals on a month-to-month basis was $7.7 million, $8.5 million and $9.3 million in fiscal 2014, 2013 and 2012, respectively.

Purchase Orders and Other Commitments
From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of June 27, 2014, we had outstanding purchase obligations with our suppliers or contract manufacturers of $48.3 million.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of June 27, 2014, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of June 27, 2014, we had commercial commitments of $45.8 million outstanding that were not recorded in our consolidated balance sheets. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid on the performance guarantees.
Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our software products infringe the intellectual property rights of a third party. As of June 27, 2014, we have not received any notice that any customer is subject to an infringement claim arising from the use of our software products; we have not received any request to defend any customers from infringement claims arising from the use of our software products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our software products. Because the outcome of infringement disputes is related to the specific facts of each case, and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of June 27, 2014, we had not recorded any liabilities related to these indemnifications.

Legal Proceedings
From time to time, we may be involved in various legal claims and litigation that arise in the normal course of our operations. We record accruals for our outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, at least on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable.
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

Note 14. Quarterly Financial Data (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Our fiscal quarters end on the Friday nearest the end of the calendar quarter. Summarized quarterly data for fiscal 2014 and 2013 were as follows:

	Q1 Ended 9/27/2013	Q2 Ended 12/272013	Q3 Ended 3/28/2014	Q4 Ended 6/27/2014
	(In millions, except per share amounts)
Fiscal 2014
Revenue	$93.4	$85.8	$81.4	$85.4
Gross margin	$23.1	$21.3	$20.9	$19.8
Operating loss	$(13.4)	$(10.7)	$(14.8)	$(11.8)
Net loss	$(13.6)	$(9.9)	$(14.8)	$(12.9)
Per share data:
Basic and diluted net loss per common share	$(0.22)	$(0.16)	$(0.24)	$(0.21)

	Q1 Ended 9/28/2012	Q2 Ended 12/28/2012	Q3 Ended 3/29/2013	Q4 Ended 6/28/2013
	(In millions, except per share amounts)
Fiscal 2013
Revenue	$115.0	$129.0	$118.3	$109.0
Gross margin	$33.7	$38.7	$34.1	$33.6
Operating income (loss)	$0.7	$4.9	$(1.0)	$(2.9)
Net loss	$(2.2)	$(5.3)	$(1.7)	$(5.8)
Per share data:
Basic and diluted net loss per common share	$(0.04)	$(0.09)	$(0.03)	$(0.10)

The following tables summarize certain charges, expenses and loss (income) from discontinued operations included in our results of operations for each of the fiscal quarters presented:

	Q1 Ended 9/27/2013	Q2 Ended 12/272013	Q3 Ended 3/28/2014	Q4 Ended 6/27/2014
	(In millions)
Fiscal 2014
Amortization of purchased technology and intangible assets	$0.1	$0.1	$0.1	$0.1
Restructuring charges	4.5	0.3	4.2	2.1
Excess and obsolete inventory mark-downs	—	—	—	1.2
Transactional tax assessments	—	0.6	—	—
Share-based compensation expense	1.5	0.7	0.6	0.6
Warehouse consolidation costs	0.2	—	—	—
	$6.3	$1.7	$4.9	$4.0
Income from discontinued operations	$(0.1)	$(0.3)	$(0.3)	$(0.2)

	Q1 Ended 9/28/2012	Q2 Ended 12/28/2012	Q3 Ended 3/29/2013	Q4 Ended 6/28/2013
	(In millions)
Fiscal 2013
Amortization of purchased technology and intangible assets	$0.3	$0.2	$0.3	$0.2
Restructuring charges	0.3	0.2	0.4	2.2
Transactional tax assessments	0.7	—	0.7	—
Share-based compensation expense	1.5	1.9	1.4	1.6
Other	—	—	—	(0.7)
	$2.8	$2.3	$2.8	$3.3
Loss from discontinued operations	$1.4	$0.3	$0.1	$2.3

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
(a) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the Company’s assessment of the effectiveness of internal control over financial reporting, the Company's management identified the following material weaknesses that existed as of June 27, 2014:

•
COSO Components, Excluding Control Activities. We determined that our controls pertaining to the control environment, risk assessment, monitoring activities and information and communication activities did not operate effectively, resulting in a material weakness pertaining to these COSO components. Specifically, (i) with respect to the control environment, we did not maintain a sufficient complement of adequately trained personnel with an appropriate level of knowledge, experience, skills and training commensurate with our financial reporting requirements and business environment; (ii) with respect to risk assessment, we did not identify risks associated with (a) implementing our newly installed worldwide enterprise resource planning system, used for financial reporting purposes, including assessing the adequacy of staffing levels and training needs of our global accounting and financial reporting staff, segregation of duty conflicts and the adequacy and effectiveness of compensating controls; (b) the completeness and accuracy of information underlying accounting estimates used in management review controls and procedures, including appropriately documenting risk tolerance and precision of such controls; and (c) certain processes, further noted in the Control Activities discussion below, resulting in inadequately designed control activities; (iii) with respect to information and communication, we did not (a) sufficiently promote an appropriate level of control awareness or commit appropriate human or financial resources to support the development of necessary information systems, including system controls and training related to our newly installed worldwide enterprise resource planning system; and (b) ensure the completeness, accuracy and timeliness of communications between the project management and accounting functions regarding our percentage-of-completion contracts; and (iv) with respect to monitoring activities, (a) we did not design and maintain effective controls for the review, supervision and monitoring of our accounting operations and evaluating the adequacy of our internal control over financial reporting, including adequate documentation of control performance; (b) there were insufficient procedures to effectively determine the adequacy of our internal control over financial reporting; and (c) due to unanticipated turnover in the finance organization late in our fiscal year we did not maintain a sufficient number of accounting professionals with an appropriate level of knowledge, experience, skills and training to monitor our compliance with internal control over financial reporting at both our domestic and international locations. The deficiencies in these COSO components are interrelated and represent a material weakness. This material weakness contributed to the other material weaknesses described below and an environment where there was more than a remote likelihood that a material misstatement of the interim and annual consolidated financial statements could occur and not be prevented or detected. As a result, adjustments to various accounts were made to correct immaterial errors to the financial statements.

•
Control Activities - Manual journal entries. The design and operating effectiveness of our controls were inadequate to ensure that appropriate documentation was identified, accumulated and maintained to support manual journal entries and that such manual journal entries were independently reviewed and approved.

•
Control Activities - Account reconciliations. The design and operating effectiveness of our controls were inadequate to ensure that account reconciliations,including intercompany account reconciliations and eliminations, were reviewed and approved for accuracy and completeness and that we identified, accumulated and documented appropriate information necessary to support account balances.

•
Control Activities - Revenue Recognition on Percentage-of-Completion ("POC") Contracts. The design and operating effectiveness of our controls were inadequate to ensure that the reported amount and timing of revenue recognition was accurate.

Although no material errors were identified in our audited financial statements, these material weaknesses resulted in a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.
The material weaknesses identified by management could result in a material misstatement to our annual or interim financial statements that would not be prevented or detected. Management has concluded that our internal control over financial reporting was not effective as of June 27, 2014 due to the material weaknesses identified. We reviewed the results of management’s assessment with the Audit Committee of the Company’s Board of Directors.
KPMG LLP, our independent registered public accounting firm, has issued an attestation report regarding its assessment of our internal control over financial reporting as of June 27, 2014, as set forth at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.
(b) Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As of June 27, 2014, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon the evaluation and as a result of the material weaknesses described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 27, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.
(c) Changes in Internal Control over Financial Reporting
Other than the material weaknesses noted above, there were no changes in our internal control over financial reporting during the quarter ended June 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Subsequent to our June 27, 2014 fiscal year end, we began taking a number of actions, including designing and implementing new controls and revising existing controls, in order to remediate the material weaknesses described above. We expect to continue our remediation efforts, including testing of operating effectiveness of new controls, as described below under “Remedial Actions to Address Material Weaknesses” during the fiscal year ending July 3, 2015 and we plan to provide an update on the status of our remediation activities on a quarterly basis.
(d) Remedial Actions to Address Material Weaknesses
We continue to evaluate the effectiveness of our remediation efforts, including demonstrating that the new or improved controls operate effectively for a reasonable period of time. If appropriate, we expect to make further changes to our internal controls. The following actions have been taken, or we expect to take as soon as practicable, to strengthen our controls and organizational structure:

•
To address issues with recent employee turnover, we hired new accounting personnel with an appropriate level of knowledge, experience and skill sets commensurate with our newly installed enterprise resource planning system and business environment. We expect to continue to evaluate our needs for new and additional personnel. We leveraged the services of consulting firms and expect to continue to do so to assist us with strengthening our internal controls and documentation. We expect to provide training in order to enhance the level of communications and understanding of controls with key individuals that provide critical information used in financial accounting and reporting on matters relating to our business and operations.

•
We expect to enhance our risk assessment process. With regard to risks associated with our newly installed worldwide enterprise resource planning system, we have identified subject matter experts (“SME”) and SME backups for each of the eight functional areas in our finance organization. The SMEs are expected to lead an international team of users in training, developing global processes and in logging and tracking system issues. The SMEs are expected to also be responsible for documenting all processes and coordinating all training materials and expected to have sufficient resources at our disposal to accomplish their tasks. With regard to procedures to ensure the completeness and accuracy of information used in the performance of control activities, we expect toe enhance oversight of accounting estimates and the precision level of those estimates. We expect to update policies and procedures in key areas, particularly with respect to areas that involve management judgment and the use of estimates.

•
We are implementing processes to improve monitoring activities involving the review and supervision of our accounting operations. We expect this to involve (i)implementing increased and enhanced balance sheet reviews to allow more focus on quality account reconciliations; (ii) enhancing monitoring over international activities; and (iii) implementing more rigorous intercompany reconciliation procedures.

•
We have implemented a formal policy that expressly prohibits a manual journal entry being created and approved by the same employee. Further, we have implemented a process that includes the creation of a journal entry report that identifies the preparer and the approver of each journal entry. The report will be reviewed each month by senior accounting personnel so that any exceptions to the policy can be identified on a timely basis and appropriately addressed.

•
To improve the timeliness and accuracy of updates to revenue and cost estimates and the completeness and accuracy of POC revenue recognition, we implemented procedures to allow for more timely and accurate communications between field service project managers and accounting personnel and improved procedures.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
Information regarding our executive officers appears in Part I, Item 1 of this Annual Report on Form 10-K.
Board Members
The authorized size of the Board of Directors (the “Board”) is currently eight. Directors are nominated by the Governance and Nominating Committee of the Board. Except for Mr. Rau, who was elected to the Board on November 9, 2010, and Mr. Pangia, who was elected to the Board on July 18, 2011, all current directors have held office as directors since January 26, 2007, the date of the merger of the Microwave Communications Division (“MCD”) of Harris Corporation (“Harris”) with Stratex Networks, Inc. (“Stratex”), The Board is chaired by Mr. Kissner.
The current members of the Board are:

Name	Title and Positions
Charles D. Kissner	Director, Chairman of the Board
William A. Hasler	Director
Clifford H. Higgerson	Director
Michael A. Pangia	Director, President and CEO
Raghavendra Rau	Director
Dr. Mohsen Sohi	Director
Dr. James C. Stoffel	Lead Independent Director
Edward F. Thompson	Director
The Board has determined that each of our current directors except Mr. Kissner and Mr. Pangia has no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is otherwise independent in accordance with listing rules of the NASDAQ Stock Market (the “NASDAQ Listing Rules”).
All of our directors are requested to attend our annual meetings of stockholders. Seven of our directors attended the 2013 Annual Meeting.

Board and Committee Meetings and Attendance
During fiscal year 2014, the Board held nine meetings. Each of the board members attended at least 77% of the total number of Board meetings and at least 78% of the total number of meetings of the committee or committees on which the member served during fiscal year 2014.
Board Member Qualifications
Our Board believes that its members should encompass a range of talents, skills and expertise, which enables the Board to provide sound guidance with respect to the Company’s operations and interest. Our Board prefers a variety of professional experiences and backgrounds among its members. In addition to considering a candidate’s experiences and background, candidates are reviewed in the context of the current composition of the Board and evolving needs of our businesses. In particular, the Board has sought to include members that have experience in establishing, growing and leading communications companies in senior management positions and serving on the board of directors of other companies. In determining that each of the members of the Board is qualified to be a director, the Board has relied on the attributes listed below and, where applicable, on the direct personal knowledge of each of the members’ prior service on the Board.

Directors’ Biographies
The following is a brief description of the business experience and background of each nominee for director, including the capacities in which each has served during at least the past five years:
Mr. Charles D. Kissner, age 67, currently serves as our Chairman of the Board. Mr. Kissner served as our Executive Chairman from July 2011 to July 2012 and again from July 2014 to December 2014, and served as non-Executive Chairman from July 2012 to July 2014. Mr. Kissner served as CEO and Chairman of the Board of Aviat from July 2010 to July 2011. He was CEO of Stratex from July 1995 through May 2000, and again from October 2001 to May 2006. He was elected a director of Stratex in July 1995 and Chairman in August 1996. Mr. Kissner also served as Vice President and General Manager of M/A-COM, Inc., a manufacturer of radio and microwave communications products, from July 1993 to July 1995. Prior to that, he was President and CEO of Aristacom International Inc., a communications software company, and Executive Vice President and a Director of Fujitsu Network Switching, Inc. He also held a number of executive positions at AT&T (now Alcatel-Lucent). Mr. Kissner currently serves as Chairman of the board of directors of ShoreTel, Inc., an IP business telephony systems company. He also serves on the board of directors of Meru Networks Inc., a provider of advanced enterprise wireless networking systems, Rambus, Inc., a technology licensing company focusing on the development of technologies that enrich the end-user experience of electronic systems, and KQED Public Media, a non-profit organization.
Mr. Kissner brings extensive knowledge of our business, having served on our Board as non-executive Chairman for over three years. He also brings nearly fifteen years of relevant CEO experience having served in that capacity at technology driven companies such as Stratex and Aristacom. Mr. Kissner also brings extensive public company directorship and committee experience to the Board which has been an invaluable resource as our company regularly assesses its corporate governance, corporate compliance and risk management obligations. Mr. Kissner has also directly supervised nearly thirty merger and acquisition activities, which experience has been vital to the assessment and integration of acquisition opportunities.
Mr. William A. Hasler, age 73, has served as a member of the Board since January 2007. He also serves on the board of directors of Globalstar, Inc., a supplier of satellite communication services, and Rubicon, Ltd., which holds subsidiaries focused in forestry biotechnology. Mr. Hasler served as a member of the Stratex board of directors from August 2001 through January 2007, and was Chairman of the Nominating and Corporate Governance Committee and a member of the Audit Committee. Mr. Hasler served as Chairman of the board of directors of Solectron Corporation from 2003 to 2007 and was a member of that board from 1998 to 2007. He was co-CEO and a Director of Aphton Corp., a biopharmaceutical company, from 1998 to 2003. From 1991 to 1998, Mr. Hasler was Dean of both the Graduate and Undergraduate Schools of Business at the University of California, Berkeley. Prior to his deanship at UC Berkeley, Mr. Hasler was Vice Chairman of KPMG Peat Marwick. He also served as a trustee of Schwab Funds.
Mr. Hasler’s current and prior service on the boards of several technology-driven companies, including Ditech, Globalstar and Rubicon, and his prior service as Chairman of a large publicly traded company provide him with an extensive knowledge base of complex management, financial, operational and governance issues faced by public companies with international operations. He is a member of the audit committee of various public and private companies. Mr. Hasler has extensive experience in Silicon Valley companies and this experience brings our Board important knowledge and expertise related to corporate finance and accounting, strategic planning, manufacturing and operations. He brings valuable financial expertise, including extensive knowledge of accounting, auditing and investments in both public and private companies. Additionally, through his service on public company boards, Mr. Hasler has gained an understanding and expertise in public company governance.
Mr. Clifford H. Higgerson, age 75, has served as a member of the Board since January 2007. He has more than 40 years of experience in research, consulting, planning and venture investing primarily in the telecommunications industry, with an emphasis on carrier systems and equipment. In 2006, he became a partner with Walden International, a global venture capital firm focused on four key industry sectors: communications, electronics/digital consumer software and IT services, and semiconductors. Mr. Higgerson was a founding partner of ComVentures from 1986 to 2005, and has been a general partner with Vanguard Venture Partners since 1991. He currently serves as a member of the board of directors of Kotura Inc., Xtera Communications Inc., Ygnition Networks, Inc., Ormet Circuits, Inc., Thrupoint, Inc. and Geronimo Windpower. He served as a member of the Stratex board of directors from March 2006 to January 2007 and served on the Compensation and Strategic Business Development Committees. He previously served as a member of the board of directors of Hatteras Networks Inc. and World of Good.

Mr. Higgerson has more than 35 years of experience in research, consulting, planning and venture investing. He has served on the boards of other public companies and served as a chair of the audit committee for publicly listed companies. His prior Board experience and his experience in research, strategic planning and corporate finance in technology driven companies provide him with extensive knowledge of complex issues involved in new product development, strategic planning, and financial and governance issues faced by public companies. His extensive experience with private equity firms and investing provides him with critical experience related to capital raising, economic analysis and mergers and acquisitions.
Mr. Michael A Pangia, age 53, has been our President and CEO and a member of the Board since July 18, 2011. From March 2009 to July 2011, he served as our Chief Sales Officer where he was responsible for company-wide operations of the Global Sales and Services organization. Prior to joining Aviat, Mr. Pangia served as senior vice president, Global Sales Operations and Strategy, at Nortel, where he was responsible for all operational aspects of the Global Sales function. Prior to that, he was president of Nortel’s Asia region, where his key responsibilities included sales and overall business management for all countries in the region where Nortel did business.
Mr. Pangia’s current and prior service as a senior executive officer with large technology driven companies with international operations provide him with an extensive knowledge base of complex management, financial, operational and governance issues faced by public companies with global operations. He also brings a high level of financial literacy to the Board through both formal education and over 15 years’ experience in multiple finance functional areas, including cost accounting, financial planning and analysis, and mergers and acquisitions.
Mr. Raghavendra Rau, age 65, has served as a member of the Board since November 2010. Mr. Rau most recently served as CEO and a member on the board of directors of SeaChange International Inc., a provider of software based digital video platforms and related services to cable, telecommunications and broadcast television service providers worldwide. In addition, he is a member of the board of iProf, an e-learning company. Previously, Mr. Rau served as a member of the board of directors of Microtune, Inc., prior to its acquisition by Zoran, Inc., from May 2010 to December 2010. Mr. Rau served as Senior Vice President of the Mobile TV Solutions Business of Motorola, Inc. (“Motorola”), from May 2007 until January 2008, and as Senior Vice President of Strategy and Business Development, Networks & Enterprise of Motorola from March 2006 to May 2007. Mr. Rau served as Corporate Vice President of Global Marketing and Strategy for Motorola from 2005 to 2006, and as Corporate Vice President, Marketing and Professional Services, from 2001 to 2005. From October 1992 to 2001, Mr. Rau served in various positions within Motorola, including as Vice President of Strategic Business Planning and Vice President of Sales and Operations and held positions in Asia and Europe. Mr. Rau is a former Chairman of the QuEST Forum, a collaboration of service providers and suppliers dedicated to telecom supply chain quality and performance, and was a Director of the Center for Telecom Management at the University of Southern California. Mr. Rau also served on the Motorola Partnership Board of France Telecom.
Mr. Rau’s financial and business expertise, including his diversified background in global marketing, business strategy, venture capital and market development for communications and high-technology companies, provides him with the qualifications and skills to serve as a director.
Dr. James C. Stoffel, age 68, currently serves as our lead independent director and has served as a member of the Board since January 2007. Presently, Dr. Stoffel is on the board of directors of Harris Corporation, of which he has been a member since August 2003, and is also a member of its Business Conduct and Corporate Responsibility Committee and Corporate Governance Committee. Additionally, he serves as General Partner of Trillium International, LLC, a private equity company, and is a senior advisor to other private equity companies. He also serves on the boards of the following privately held companies:Display Data, Omni-ID Ltd., Quintel Ltd., Clear Momentum and Intrinsiq Ltd. Prior to his retirement, Dr. Stoffel was Senior Vice President, Chief Technical Officer and Director of Research and Development of Eastman Kodak Company (“Kodak”). He held this position from 2000 to April 2005. He joined Kodak in 1997 as Vice President and Director, Electronic Imaging Products Research and Development, and became Director of Research and Engineering in 1998. Prior to joining Kodak, he was with Xerox Corporation (“Xerox”), where he began his career in 1972. His most recent position with Xerox was Vice President, Corporate Research and Technology. Dr. Stoffel serves on the Advisory Board for Research and Graduate Studies at the University of Notre Dame and is a member of the advisory board of the Applied Science and Technology Research Institute, Hong Kong.
Dr. Stoffel’s prior service as a senior executive of large, publicly traded, technology driven companies, and his more than 30 years’ experience focused on technology development, provide him with an extensive knowledge of the complex technical research and development, management, financial and governance issues faced by a public company with international operations. This experience brings our Board important knowledge and expertise related to research and development, new product introductions, strategic planning, manufacturing, operations and corporate finance. His experience as an advisor to private equity firms also provides him with additional knowledge related to strategic planning, capital raising, mergers and acquisitions and economic analysis. Dr. Stoffel also has gained an understanding of public company governance and executive compensation through his service on public company boards, including as a lead independent director.
Mr. Edward F. Thompson, age 76, has served as a member of the Board since January 2007. He is currently a member of the board of directors of ShoreTel, Inc., an IP business telephony systems company, InnoPath Software, Inc., ReachLocal Inc., an internet marketing company and XBridge Systems, Inc. a mainframe data discovery company. He is on the Advisory Board of Santa Clara University’s Leavey School of Business. Mr. Thompson served as a member of the Stratex board of directors from November 2002 through January 2007, where he was Chairman of the Audit Committee, and served on the Nominating and Corporate Governance Committee. Mr. Thompson was a consultant to Fujitsu Labs of America from 1995 to 2011. From 1976 to 1994, he held various positions at Amdahl Corporation, a multinational manufacturer of large scale computer systems, including CFO and Corporate Secretary, as well as Chairman and CEO of Amdahl Capital Corporation. Mr. Thompson also held positions at U.S. Leasing International, Inc., Computer Sciences Corporation, International Business Machines and Lockheed Missiles and Space Company. Mr. Thompson has contributed as a director or advisor to a number of companies, including Fujitsu, Ltd. and several of its subsidiaries, and SonicWALL Inc., a provider of Internet security solutions.
Mr. Thompson brings a high level of financial literacy to the Board and substantial public company directorship and committee experience. He is currently designated as an audit committee financial expert and is the audit committee chair on all three public company boards on which he is a member, as well as privately held InnoPath Software. Mr. Thompson’s experience with accounting principles, financial reporting rules and regulations, evaluation of financial results and oversight of the financial reporting process of publicly traded companies makes him a valuable asset to the Board. Mr. Thompson also brings to the Board significant experience in international operations based upon his past experience as a senior advisor to Fujitsu, as a director of several Fujitsu subsidiaries and portfolio companies and as CFO of Amdahl.
Board Leadership
The Board does not have a policy regarding the separation of the roles of CEO and Chairman of the Board as the Board believes that it is in the best interests of the Company for the Board to make that determination based on the position and direction of the Company and the membership of the Board. The members of the Board possess considerable experience and unique knowledge of the challenges and opportunities that the Company faces, and are in the best position to evaluate the needs of the Company and how to best organize the capabilities of the directors and management to meet those needs.
When the CEO also serves as Chairman of the Board, our Corporate Governance Guidelines provide for the appointment of a lead independent director. Accordingly, when our Chairman Charles Kissner was appointed CEO in June 2010, the Board appointed James Stoffel, an independent director, as lead independent director. Although, currently, the roles of the CEO and the Chairman remain separate, upon the recommendation of the Governance and Nominating Committee, the Board has determined to continue the role of the lead independent director for the present time.
The lead independent director is responsible for coordinating the activities of the other independent directors and has the authority to preside at all meetings of the Board at which the Chairman is not present, including executive sessions of the independent directors. The lead independent director may also recommend the retention of outside advisors and consultants who report directly to the Board. The Board believes that appointing a lead independent director to serve along with a CEO and a non-executive Chairman of the Board has enhanced the Board’s oversight of, and independence from, Company management, the ability of the Board to carry out its roles and responsibilities on behalf of our stockholders and our overall corporate governance.
The Board has determined that having Mr. Kissner serve as Chairman is in the best interest of the Company at this time. This structure ensures a greater role for the independent directors in the oversight of the Company and active participation of the independent directors in setting agendas and establishing Board priorities and procedures, and is useful in establishing a system of corporate checks and balances. Separating the Chairman position from the CEO position allows the CEO to focus on setting the strategic direction of the Company and the day-to-day leadership and performance of the Company, while the Chairman leads the Board in its role of, among other things, providing advice to, and overseeing the performance of, the CEO. In addition, managing the Board can be a time-intensive responsibility, and this structure permits Mr. Pangia, our CEO, to focus on the management of the Company’s day-to-day operations.
The Board’s Role in Risk Oversight
Assessing and managing risk is the responsibility of the management of the Company. The Board, through the Governance and Nominating Committee, oversees and reviews certain aspects of the Company’s risk management efforts, focusing on the adequacy of the Company’s risk management and risk mitigation processes. At the Board’s request, management proposed a process for identifying, evaluating and monitoring material risks and such process has been approved by the Board and is currently in effect. This risk management program is overseen by senior management who, in connection with their regular review of the overall business, identify and prioritize a broad range of material risks (e.g., financial, strategic, compliance and operational). Senior management also discusses mitigation plans to address such material risks. Prioritized risks and management’s plans for mitigating such risks are regularly presented to the full Board for discussion and in order to ensure monitoring. In addition to the risk management program, the Board encourages management to promote a corporate culture that incorporates risk management into the Company’s corporate strategy and day-to-day business operations.
A discussion of risk factors in the Company’s compensation design can be found below under the heading “Risk Considerations in Our Compensation Program”.
Principles of Corporate Governance, Bylaws and Other Governance Documents

The Board has adopted Corporate Governance Guidelines and other corporate governance documents that supplement certain provisions of our Bylaws and relate to, among other things, the composition, structure, interaction and operation of the Board. Some of the key governance features of our Corporate Governance Guidelines, Bylaws and other governance documents are summarized below.

Majority Vote Policy in Director Elections. Aviat’s Corporate Governance Guidelines provide that any nominee for director in an uncontested election (i.e., an election where the number of nominees is not greater than the number of directors to be elected) who receives a greater number of votes “withheld” from his election than votes “for” such election must, promptly following certification of the stockholder vote, offer his resignation to the Board for consideration in accordance with the following procedures. All of these procedures will be completed within 90 days following certification of the stockholder vote.

The Board, through its Qualified Independent Directors (as defined below), will evaluate the best interests of the Company and its stockholders and decides the action to be taken with respect to such offered resignation, which can include, without limitation: (i) accepting the resignation; (ii) accepting the resignation effective as of a future date not later than 180 days following certification of the stockholder vote; (iii) rejecting the resignation but addressing what the Qualified Independent Directors believe to be the underlying cause of the withhold votes; (iv) rejecting the resignation but resolving that the director will not be re-nominated in the future for election; or (v) rejecting the resignation.

In reaching their decision, the Qualified Independent Directors will consider all factors they deem relevant, including but not limited to: (i) any stated reasons why stockholders withheld votes from such director; (ii) the extent to which the “withhold” votes exceed the votes “for” the election of the director and whether the “withhold” votes represent a majority of the outstanding shares of common stock; (iii) any alternatives for curing the underlying cause of the withheld votes; (iv) the director’s tenure; (v) the director’s qualifications; (vi) the director’s past and expected future contributions to the Company; (vii) the overall composition of the Board, including whether accepting the resignation would cause the Company to fail or potentially fail to comply with any applicable law, rule or regulation of the SEC or the NASDAQ Listing Rules; and (viii) whether such director’s continued service on the Board for a specified period of time is appropriate in light of current or anticipated events involving the Company.

Following the Board’s determination, the Company will, within four business days, disclose publicly in a document furnished or filed with the SEC the Board’s decision as to whether or not to accept the resignation offer. The disclosure will also include a description of the process by which the decision was reached, including, if applicable, the reason or reasons for rejecting the offered resignation.

A director who is required to offer his or her resignation in accordance with this policy may not be present during the deliberations or voting whether to accept his or her resignation or, except as otherwise provided below, a resignation offered by any other director in accordance with this policy. Prior to voting, the Qualified Independent Directors may afford the affected director an opportunity to provide any information or statement that he or she deems relevant.

For purposes of this policy, “Qualified Independent Directors” means all directors who (i) are independent directors (as defined in accordance with the NASDAQ Listing Rules); and (ii) are not required to offer their resignation in connection with an election in accordance with this majority voting policy. If there are fewer than three independent directors then serving on the Board who are not required to offer their resignations in accordance with this majority voting policy, then the Qualified Independent Directors means all of the independent directors, and each independent director who is required to offer his resignation in accordance with this majority voting policy must recuse himself from the deliberations and voting only with respect to his individual offer to resign.

All nominees for election as a director in an uncontested election are deemed to have agreed to abide by this majority voting policy and will offer to resign and will resign if requested to do so in accordance with this majority voting policy (and will, if requested, submit an irrevocable resignation letter, subject to this majority voting policy, as a condition to being nominated for election).

Prohibition Against Pledging Aviat Securities and Hedging Transactions. In accordance with Aviat’s Code of Conduct, directors and executive officers are prohibited from pledging Aviat securities and engaging in hedging transactions with respect to Aviat securities. Aviat specifically prohibits directors and executive officers from holding Aviat securities in any margin account for investment purposes or otherwise using Aviat securities as collateral for a loan. Such persons are also prohibited from purchasing certain instruments (including prepaid variable forward contracts, equity swaps, and collars) and engaging in transactions designed to hedge or offset any decrease in the value of Aviat securities.

Board Committees
The Board maintains an Audit Committee, a Compensation Committee and a Governance and Nominating Committee. Copies of the charters for the Audit Committee, the Compensation Committee and the Governance and Nominating Committee are available on our website www.investors.aviatnetworks.com/documents.cfm.
The following table shows, for fiscal year 2014, the Chairman and members of each committee, the number of committee meetings held and the principal functions performed by each committee.

Committee	Number of Meetings in Fiscal 2014	Members	Principal Functions
Audit	19	Edward F. Thompson* William A. Hasler Raghavendra Rau
• Selects our independent registered public accounting firm
• Reviews reports of our independent registered public accounting firm
• Reviews and pre-approves the scope and cost of all services, including all non-audit services, provided by the firm selected to conduct the audit
• Monitors the effectiveness of the audit process
• Reviews management’s assessment of the adequacy of financial reporting and operating controls
• Monitors corporate compliance program

Compensation	4	Dr. James C. Stoffel* Clifford H. Higgerson Dr. Mohsen Sohi	• Reviews our executive compensation policies and strategies • Oversees and evaluates our overall compensation structure and programs

Governance and Nominating	5	William A. Hasler* James C. Stoffel Clifford H. Higgerson
• Develops and implements policies and practices relating to corporate governance
• Reviews and monitors implementation of our policies and procedures
• Reviews the process by which management identifies and mitigates key areas of risk and reviews critical risk areas with the Board
• Assists in developing criteria for open positions on the Board
• Reviews and recommends nominees for election of directors to the Board
• Reviews and recommends policies, if needed for selection of candidates for directors

________________

* Chairman of Committee

Audit Committee
The Audit Committee is primarily responsible for selecting, and approving the services performed by, our independent registered public accounting firm, as well as reviewing our accounting practices, corporate financial reporting and system of internal controls over financial reporting. The Audit Committee currently consists of Messrs. Thompson (Chairman), Hasler and Rau. No material amendments to the Audit Committee Charter were made during fiscal year 2014. The Audit Committee is comprised of independent, non-employee members of our Board who are “financially sophisticated” under the NASDAQ Listing Rules.
The Board has determined that each of Messrs. Thompson and Hasler qualifies as an “audit committee financial expert,” as defined under Item 407(d)(5)(i) of Regulation S-K under the Securities Act of 1933 and the Exchange Act, but that status does not impose on either of them duties, liabilities or obligations that are greater than the duties, liabilities or obligations otherwise imposed on them as members of our Audit Committee and the Board.
Compensation Committee
The Compensation Committee has the authority and responsibility to approve our overall executive compensation strategy, to administer our annual and long-term compensation plans and to review and make recommendations to the

Board regarding executive compensation. The Compensation Committee is comprised of independent, non-employee members of the Board in accordance with NASDAQ Listing Rules. During fiscal year 2014, the Compensation Committee utilized Pearl Meyer & Partners, LLC (“Pearl Meyer”) as an independent, third-party consulting firm.
Compensation Committee Interlock and Insider Participation
The Compensation Committee currently consists of Messrs. Stoffel (Chairman), Higgerson and Sohi. None of these individuals is an officer or employee or former officer of the Company. None of our executive officers currently serves or in the past year has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.
Governance and Nominating Committee
The Governance and Nominating Committee currently consists of Messrs. Hasler (Chairman), Higgerson~~,~~ and Stoffel. Each member of the Governance and Nominating Committee meets the independence requirements of the NASDAQ Listing Rules.
The Governance and Nominating Committee develops and implements policies and practices related to corporate governance consistent with sound corporate governance principles. The Governance and Nominating Committee also reviews the process by which management identifies and mitigates key areas of risk and reviews critical risk areas with the Board.
The Governance and Nominating Committee also recommends candidates to the Board and periodically reviews whether a more formal selection policy should be adopted. There is no difference in the manner in which the committee members evaluate nominees for director based on whether the nominee is recommended by a stockholder. We currently do not pay a third party to identify or assist in identifying or evaluating potential nominees, although we may in the future utilize the services of such third parties.
In reviewing potential candidates for the Board, the Governance and Nominating Committee considers the individual’s experience and background. Candidates for the position of director should exhibit proven leadership capabilities, high integrity, exercise high level responsibilities within their chosen career, and possess an ability to quickly grasp complex principles of business, finance, international transactions and communications technologies. In general, candidates who have held an established executive level position in business, finance, law, education, research, government or civic activity will be preferred.
Although the Governance and Nominating Committee has not adopted a formal diversity policy with regard to the selection of director nominees, diversity is one of the factors that the committee considers in identifying director nominees. When identifying and recommending director nominees, the Governance and Nominating Committee views diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities or attributes that contribute to board diversity. As part of this process, the Governance and Nominating Committee evaluates how a particular candidate would strengthen and increase the diversity of the Board in terms of how that candidate may contribute to the Board’s overall balance of perspectives, backgrounds, knowledge, experience, skill sets and expertise in substantive matters pertaining to the Company’s business.
In making its recommendations, the Governance and Nominating Committee bears in mind that the foremost responsibility of a director of a corporation is to represent the interests of the stockholders as a whole. The Governance and Nominating Committee intends to continue to evaluate candidates for election to the Board on the basis of the foregoing criteria.
Stockholder Communications with the Board
Stockholders who wish to communicate directly with the Board may do so by submitting a comment via the Company’s website at www.investors.aviatnetworks.com/contactBoard.cfm or by sending a letter addressed to: Aviat Networks, Inc., c/o Corporate Secretary, 5200 Great America Parkway, Santa Clara, CA 95054. The Corporate Secretary monitors these communications and provides a summary of all received messages to the Board at its regularly scheduled meetings. When warranted by the nature of communications, the Corporate Secretary will request prompt attention by the appropriate committee or independent director of the Board, independent advisors or management. The Corporate Secretary may decide in her judgment whether a response to any stockholder communication is appropriate.
Code of Conduct
We implemented our Code of Conduct effective January 26, 2007. All of our employees, including the CEO, CFO and Principal Accounting Officer, are required to abide by the Code of Conduct to help ensure that our business is conducted in a consistently ethical and legal manner. The Audit Committee has adopted a written policy, and management has implemented a reporting system, intended to encourage our employees to bring to the attention of management and the Audit Committee any complaints regarding the integrity of our internal system of controls over financial reporting, or the accuracy or completeness of financial or other information related to our financial statements.
Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Directors, executive officers and greater than 10% holders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of Forms 3 and 4 received during fiscal year 2014, and Forms 5 (or any written representations) received with respect to fiscal year 2014, we believe that all directors, officers, executive officers and 10% stockholders complied with all applicable Section 16(a) filing requirements during fiscal year 2014.
Item 11. Executive Compensation
Compensation Discussion and Analysis

Overview and Summary

This Compensation Discussion and Analysis, which has been prepared by management, is intended to help our stockholders understand our executive compensation philosophy, objectives, elements, policies, practices, and decisions. It is also intended to provide context for the compensation information for our CEO, CFO and the three other most highly compensated executive officers (our “named executive officers”) detailed in the Summary Compensation Table below and in the other tables and narrative discussion that follow.

To understand our approach to executive compensation, you should read the entire Compensation Discussion and Analysis that follows. The following brief summary introduces the major topics covered:

•
the cornerstone of our executive compensation program is pay for performance. Accordingly, while we pay competitive base salaries and other benefits, the majority of our named executive officers’ compensation opportunity is based on variable pay.

•	the objectives of our executive compensation program are to reward superior performance, motivate our executives to achieve our goals and attract and retain a world-class management team.

•
the Compensation Committee oversees our compensation program. The Compensation Committee makes most executive compensation decisions, but also makes recommendations on certain aspects of the program to the full Board. The Compensation Committee is composed solely of independent directors. In its work, the Compensation Committee is assisted by independent compensation consultants engaged by the Compensation Committee.

•
in reviewing the elements of our executive compensation program - base salary, annual incentives, long-term incentives and post-termination compensation - our Compensation Committee reviews market data from similar companies.

•
our competitive positioning philosophy is to set compensation at the 50th percentile of compensation at peer group companies with allowances for internal factors such as tenure, individual performances and the specific importance of the job to the Company.

•
our annual incentive program is based on specific Company financial performance goals for the fiscal year, and includes provisions to “claw back” any excess amounts paid in the event of a later correction or restatement of our financial statements.

The Company believes the compensation program for the named executive officers supported our strategic priorities and aligned compensation earned with the Company’s financial performance in fiscal year 2014. Moreover, we believe that in emphasizing long term stockholder value creation over short term operating results the structure of our executive compensation program has benefited our Company.
Compensation Governance Best Practices

The Compensation Committee believes that a demonstrated commitment to best practices in compensation governance is itself an essential component of our approach to executive compensation. The following practices are some examples of this commitment:

•
Pay for Performance: A substantial portion of our executives’ compensation opportunity is tied to achieving specified corporate objectives. In fiscal year 2014, for example, 100% of the awards made to our executive officers under the Annual Incentive Plan (AIP) were performance based and at-risk, subject to achievement of earnings per share (“EPS”) objectives. Under the Long Term Incentive Plan (“LTIP”), 100% of fiscal year 2014 equity awards were in the form of stock options, which provide no value to our executives if our share price does not increase above the exercise price and vest ratably over three years, reinforcing the long-term focus of our executive compensation programs.

•
Mix of short term and long-term compensation: Short term compensation for our executive officers is comprised of base salaries and the AIP, which pays out only to the extent that the Company meets its financial targets. Long term compensation is composed of stock options which vest over a three year period.

•
Independent Compensation Consultant: The Compensation Committee directly retains the services of Pearl Meyer, an independent compensation consultant, to advise it in determining reasonable and market-based compensation policies.

•	Prohibition on hedging: Our executive officers, together with all other employees, are prohibited from engaging in hedging or similar transactions with respect to our securities.

•
No perquisites: Our executive officers are not provided with club memberships, personal use of corporate aircraft or any other perquisite or special benefits other than our occasional provision of relocation expense reimbursement.

•
No single trigger change of control acceleration: All change of control arrangements with our executive officers provide for acceleration of vesting for outstanding equity awards only in the event that we are both subject to a change in control and the executive officer’s employment terminates thereafter for specified reasons.

•	Strong compensation risk management: The Compensation Committee reviews and analyzes the risk profile of our compensation programs and practices at least annually.

Compensation Philosophy and Objectives

The primary objectives of our total executive compensation program are to recruit, retain, and develop exceptional executives, incentivize those individuals to achieve strategic, operational, and financial goals, rewarding superior performance and aligning the long term interests of our executives with our stockholders. The following principles guide our overall compensation program:

•	reward superior performance;

•	motivate our executives to achieve strategic, operational, and financial goals;

•	enable us to attract and retain a world-class management team; and

•	align outcomes and rewards with stockholder expectations.

The Compensation Committee annually reviews the executive compensation program to ensure our executive compensation policies and programs remain appropriately aligned with evolving business needs and to consider best compensation practices. Our executive compensation programs are reviewed to ensure that they achieve a balance between providing strong retention and performance incentives to our executives while accommodating a meaningful and continuing effort to manage both the Company’s share burn rate and the dilutive effects of equity awards to the Company’s stockholders.

Executive Compensation Process

The Compensation Committee is responsible for establishing and implementing executive compensation policies and programs in a manner consistent with our compensation objectives and principles. The Compensation Committee, which is comprised solely of independent directors, reviews and approves the features and design of our executive compensation program, and approves the compensation levels, individual bonus objectives and total compensation targets for our executive officers other than our CEO. The Board approves the compensation level, individual bonus objectives, and financial targets for our CEO. The Compensation Committee also monitors executive succession planning and monitors our performance as it relates to overall compensation policies for employees, including benefit and savings plans.

In discharging its responsibilities, the Compensation Committee may engage outside consultants and consult with our Human Resources Department as well as internal and external legal or accounting advisors, as the Compensation Committee determines to be appropriate. The Compensation Committee considers recommendations from our CEO and senior management when making decisions regarding our executive compensation program and compensation of our executive officers. Following each fiscal year end, our CEO, assisted by our Human Resources Department, assesses the performance of all named executive officers and other officers. Following this annual performance review process, our CEO recommends base salary and incentive and equity awards for our named executive officers and other officers to the Compensation Committee. Based on input from our CEO and management, as well as from independent consultants, if any are used, and, in the case of the CEO’s compensation, the Compensation Committee’s evaluation of the CEO’s performance, the Compensation Committee determines what changes, if any, should be made to the executive compensation program and either sets or recommends to the full Board the level of each compensation element for all of our officers.

Independent Compensation Consultant for Compensation Committee

The Compensation Committee has the authority under its charter to engage the services of outside advisors, experts and others to assist it. Accordingly, the Compensation Committee has hired Pearl Meyer as an independent consultant to advise the Committee on matters related to the compensation of the Company’s executive officers. All services that Pearl Meyer provided Aviat in fiscal year 2014 were approved by the Committee and were related to executive or Board compensation. Pearl Meyer provides an annual review of the Company’s compensation practices, reviews and makes recommendations regarding the compensation peer groups, and provides independent input to the Compensation Committee on programs and practices.

Compensation Committee Advisor Independence

The Compensation Committee has considered the independence of Pearl Meyer pursuant to the NASDAQ Listing Rules and related SEC rules finalized in 2012, and has found no conflict of interest in Pearl Meyer continuing to provide advice to the Compensation Committee. The Compensation Committee is also regularly advised by the Company’s primary outside counsel, Wilson Sonsini Goodrich & Rosati (“WSGR”). Pursuant to the NASDAQ Listing Rules and related SEC rules finalized in 2012, the Compensation Committee has found no conflict of interest in WSGR continuing to provide advice to the Compensation Committee. The Compensation Committee intends to reassess the independence of its advisors at least annually.

Consideration of Say on Pay Results

We conducted our advisory vote on executive compensation last year at our annual meeting. Although this vote was not binding on the Board or us, we believe that it is important for our stockholders to have an opportunity to express their views regarding our executive compensation philosophy, program and practices as disclosed in our proxy statement on an annual basis. The Board and our Compensation Committee value stockholders’ opinions and, to the extent there is any significant vote against the compensation of our named executive officers, the Compensation Committee will evaluate whether any actions are warranted or appropriate.

At our 2013 Annual Meeting, 93.85% of the votes cast on the advisory vote on executive compensation supported our named executive officers’ compensation as disclosed in the proxy statement. Our Compensation Committee reviewed the favorable results of this advisory vote, noting the widespread support from our stockholders. Although none of our Compensation Committee’s subsequent actions or decisions with respect to the compensation of our executive officers were directly attributable to the results of the vote, our Compensation Committee took the vote outcome into consideration in the course of its deliberations. Our Compensation Committee believes that stockholder feedback and concerns on executive compensation matters should be considered as part of its deliberations and intends to consider the results of future advisory votes in its compensation review process.

Competitive Benchmarking

Our compensation program for all of our officers is addressed in the context of competitive compensation practices. Our management and Compensation Committee consider external data to assist in benchmarking total target compensation. For fiscal year 2014, targets for total cash and cash based compensation (base salary and short-term incentive), long-term incentives and total direct compensation (base salary and short-term and long-term incentives) for all officers were set based on data collected from our peer group companies (for Messrs. Pangia, Hayes and Stumpe) and from a published survey source, the Radford Global Technology Survey for our other named executive officers . In considering data from the Radford Global Technology Survey , we focused on results for technology companies with annual revenues of less than $500 million . The peer group companies selected for benchmarking are reflective of our market for executive talent and business line competitors. Also, the overall composition of the peer group reflects companies of similar complexity and size to us.

For fiscal 2014, these peer group companies included:

ADTRAN Inc.	Aruba Networks, Inc.
Bel Fuse, Inc.	Black Box Corp.
Calix, Inc.	Comtech Telecommunications, Corp.
Extreme Networks, Inc.	Finisar Corp.
Harmonic Inc.	Infinera Corp.
Ixia	Plantronics Inc.
Riverbed Technology, Inc.	Sonus Networks, Inc.
Symmetricom, Inc.

The Compensation Committee annually reviews the appropriateness of the comparison group used for assessing the compensation of our CEO and other named executive officers. Modifications to the peer group since fiscal 2013 included removal of  Loral Space & Communications, Inc. following the divestiture of its principal subsidiary Space Systems/Loral, removal of Opnext, Inc. following its acquisition by Oclaro, removal of PowerWave Technologies following its Chapter 11 bankruptcy filing in January 2013, and removal of NETGEAR, Inc. and ViaSat, Inc. in recognition that these two companies had become dissimilar to us in size.  We also added Bel Fuse, Inc. and Infinera Corp. to replace these removals and also to better align the revenue size of each of our peer group companies with our own.

Data for our peer group companies was collected directly from these companies’ proxy statements.

Total Compensation Elements

Our executive compensation program includes four major elements:

•	base salary

•	annual cash incentive

•	long-term compensation - equity incentives

•	post-termination compensation

Each named executive officer’s performance is measured against factors such as long and short-term strategic goals and financial measures of our performance, including factors such as revenue, operating income, cash flow from operations and earnings per share.

Our compensation policy and practice is to target total compensation levels for all officers, including our named executive officers, nominally at the 50th percentile for similar positions as derived from the market composite data, assuming experience in the position and competent performance. The Compensation Committee may decide to target total compensation above or below the 50th percentile for similar positions in unique circumstances based on an individual’s background, experience, or position. Though compensation levels may differ among our named executive officers based upon competitive factors and the role, responsibilities and performance of each named executive officer, there are no material differences in our compensation policies or in the manner in which total direct compensation opportunity is determined for any of our named executive officers. Because our CEO has significantly greater duties, responsibilities and accountabilities than our other named executive officers, the total compensation opportunity for the CEO is higher than for our other named executive officers. In determining CEO and other named executive officer compensation, the Board also considers the ratio between our CEO’s compensation and the average compensation of our other named executive officers as compared with similar ratios for peer group companies. For fiscal year 2014, that ratio was 1.97 , compared to a median ratio of 1.37 in the peer group companies.

Base Salary

Base salaries are provided as compensation for day-to-day responsibilities and services to us. Executive salaries are reviewed annually. Our CEO generally makes recommendations to the Compensation Committee in August of each year regarding the base pay of each named executive officer (other than himself). The Compensation Committee considers each executive officer’s responsibilities, as well as the Company’s performance and recommended increases in base salary for select named executive officers and other officers. In fiscal year 2014, the CEO recommended and the Compensation Committee approved, that named executive base salaries be held flat at fiscal year 2013 levels. Additional details concerning the compensation for our named executive officers for fiscal year 2014 are set forth in the Summary Compensation Table.

Annual Incentive

The short-term incentive element of our executive compensation program is currently comprised of our Annual Incentive Plan, or AIP. The CEO reviews his recommendations for each named executive officer with the Compensation Committee, taking into account benchmarked market data obtained from Pearl Meyer, the Compensation Committee’s independent consultant. Based on recommendations by the CEO, and as specified in any applicable employment agreement, the Compensation Committee recommends to the Board an annual incentive compensation target, expressed as a percentage of base salary, for each executive officer in August. Each named executive officer’s target annual incentive percentage is benchmarked against the 50th percentile within the market composite for his or her specific role. The Compensation Committee also recommends to the Board specific Company financial performance measures and targets including the relative weighting and payout thresholds. The financial targets are aligned with our Board-approved annual operating plan, and during the year periodic reports are made to the Board about our performance compared with the targets. Under the AIP, a significant portion of the executive’s annual compensation is tied directly to our financial performance. The target amount of annual incentive compensation under our AIP, expressed as a percentage of base salary, generally increases with an executive’s level of management responsibility. AIP target incentive can represent up to 100% of the base cash compensation for our named executive officers and may be paid in the form of cash, stock or a combination of the two. If performance results meet target levels, our executives can earn up to a maximum of 100% of their target incentive. No incentive can be earned for performance below the minimum threshold. Equity awards under the AIP are granted under the 2007 Plan.

For fiscal year 2014, the AIP provided for a cash payout and contained minimum, target and maximum performance thresholds based on the performance measures, using EPS as the performance metric. The threshold amounts were established in August 2013, and the plan provided for no payout if the minimum threshold was not met, a 50% payout if the minimum threshold was met and a 100% payout if the target was achieved. If the maximum target threshold was met, the plan was capped at 150% payout. The EPS performance thresholds for fiscal year 2014 were based on a non-GAAP measure that excluded share-based compensation, amortization of purchased technology, transactional tax assessments, amortization of intangible assets, restructuring charges, excess and obsolete inventory writedowns associated with legacy products, costs related to liquidation of foreign subsidiaries, property plant and equipment impairment charges, adjustments to the pro forma tax rate, non-recurring income and other non-recurring charges.

Table 1

		Results-Driven Entitlement
Fiscal 2014 Annual Incentive Plan		Performance (As % of Financial Target)	Payout (As % of Award Target)
Metric	Tiers
Earnings Per Share	Minimum Threshold	50%	50%
	Target	100%	100%
	Maximum Threshold	150%	150%

In fiscal year 2014, the AIP did not guarantee payout of the target amounts, and the Compensation Committee considered the EPS performance thresholds to be challenging. During the 2014 fiscal year, we did not achieve the minimum threshold target for AIP awards; therefore, no named executive officer received a cash payout. The minimum threshold target required the Company to achieve an EPS target of $.26, a target of EPS of $.31 or a maximum target of $.36 in order to achieve the respective payouts.
Long-Term Compensation - Equity Incentives

The Compensation Committee uses the Long Term Incentive Plan (“LTIP”) as a means for determining awards of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, and other stock-based awards to our officers and other executives based on multi-year performance. All of the awards are granted under the 2007 Plan.

Our LTIP is designed to motivate our executives to focus on achievement of our long-term financial goals. Equity awards motivate our executives to achieve our long-term goals and to the extent our results affect our stock price, link such results with the performance of our stock over a three to four year period. Using equity awards helps us to retain executives, encourage share ownership and maintain a direct link between our executive compensation program and the value and appreciation in the value of our stock.

In fiscal year 2014, LTIP awards were composed solely of stock options. Stock options vested one third on the first anniversary of the grant date, with one third vesting each year thereafter. The Committee believes that stock options provide clear alignment with stockholder interests.

Performance Shares. In past fiscal years, the Compensation Committee recommended performance share awards that are earned, if the performance criteria are met, at the end of a three year plan cycle. The maximum possible entitlement to performance shares will occur if 100% of the target is achieved. In addition, irrespective of Company performance versus target, there is no entitlement to performance shares unless the award recipient continues to be employed throughout the multi-year period. Performance shares are subject to repurchase by the Company at $0.01 per share if eligible employment ends during the performance measurement period and to the extent the maximum performance is not achieved during the performance measurement period. For fiscal year 2014, upon recommendation of the Compensation Committee, all of the performance based restricted shares under the fiscal year 2011 LTIP, were repurchased by the Company since the Compensation Committee determined that the threshold targets had not been met. For compensation planning purposes, awards of performance-based restricted stock are valued at the fair market value of the shares on the date of award, which is the closing price on the NASDAQ Global Select Market on that date, without reduction to reflect vesting or other conditions.

Stock Options. The Compensation Committee believes that stock options directly align the interests of executives and stockholders as the options only result in gain to the recipient if our stock price increases above the exercise price of the options. In addition, options are intended to help retain key employees because they vest over a period of time, and to assist in the hiring of new executives by replacing the value of stock options that may have been forfeited as a result of leaving a former employer. Generally, options are granted with an exercise price equal to the fair market value of the common stock on the grant date, which is the closing price on the NASDAQ Global Select Market on that date. Typically, the Compensation Committee awards stock options that vest and become exercisable solely on the basis of continued employment, or other service, over three or four years. Duration of stock options (subject to the terms of the 2007 Plan) is seven years from grant date. For compensation planning purposes, awards of stock options are valued using the Black-Scholes valuation method, without reduction to reflect vesting or other conditions. In fiscal year 2014, the Black-Scholes valuations were approximately 50% of the grant-date exercise price value of the shares subject to the option.

Service-Based Restricted Stock. Service-based restricted stock awards are awards of stock at the start of a vesting period which is subject to repurchase for nominal consideration if the specified vesting conditions are not satisfied. In addition to their use as a component of the LTIP, awards of service-based restricted stock may be made on a selective basis to individual executives primarily to facilitate retention and succession planning or to replace the value of equity awards that may have been forfeited as a result of the executive’s leaving a former employer. For compensation planning purposes, awards of service-based restricted stock are valued at the fair market value of the shares on the date of award, which is the closing price on the NASDAQ Global Select Market on that date, without reduction to reflect vesting or other conditions. Typically, the Compensation Committee awards restricted stock that vests and becomes exercisable solely on the basis of continued employment, or other service, usually over three years, with 33 1/3 % vesting on the first anniversary of the date of the grant and an additional 33 1/3 % vesting on the second and third anniversaries of the date of the grant. Unvested shares are subject to repurchase by the Company at $0.01 per share if employment ends before the third anniversary of the grant date.

Recovery of Executive Compensation

Our executive compensation program permits us to recover or “clawback” all or a portion of any performance-based compensation if our financial statements are restated as a result of errors, omissions, or fraud. The amount which may be recovered will be the amount by which the affected compensation exceeded the amount that would have been payable had the financial statements been initially filed as restated, or any greater or lesser amount that the Compensation Committee or our Board shall determine. In no case will the amount to be recovered by us be less than the amount required to be repaid or recovered as a matter of law. Recovery of such amounts by us would be in addition to any actions imposed by law, enforcement agencies, regulators, or other authorities.

Hedging Prohibition

Our executive officers, as well as other employees, are prohibited from engaging in hedging or similar transactions with respect to our securities where the transaction is designed or intended to decrease the risks associated with holding our securities. This prohibition includes transactions involving puts, call, collars or other derivative securities.

Perquisites

Our executive officers participate in the same group insurance and employee benefit plans as our other full-time U.S. employees. We do not provide special benefits or other perquisites to our executive officers.

Stock Ownership Guidelines

While we do not have a minimum stock ownership requirement for members of the Board and our named executive officers, the corporate governance guidelines adopted by the Board encourage the ownership of our common stock. The Compensation Committee is satisfied that the stock and other equity holdings among our executive officers are sufficient at this time to provide appropriate motivation to align this group’s long-term interests with those of our stockholders.

Tax and Accounting Considerations

Tax Considerations. The Compensation Committee generally considers the federal income tax and financial accounting consequences of the various components of the executive compensation program in making decisions about executive compensation. The Compensation Committee believes that achieving the compensation objectives discussed above is more important than the benefit of tax deductibility and the executive compensation programs may, from time to time, limit the tax deductibility of compensation. Nevertheless, when not inconsistent with these objectives, the Compensation Committee endeavors to award compensation that will be deductible for income tax purposes. Internal Revenue Code Section 162(m) may limit the tax deductions that a public company can claim for compensation to some of its named executive officers. The Company does not guarantee that any compensation intended to qualify as deductible performance-based compensation under Section 162(m) so qualifies.

Accounting Considerations. The Compensation Committee also considers the accounting implications of various forms of executive compensation. In its financial statements, the Company records salaries and performance-based compensation such as bonuses as expenses in the amount paid or to be paid to the named executive officers. Accounting rules also require the Company to record an expense in its financial statements for equity awards, even though equity awards are not paid as cash to employees. The accounting expense of equity awards to employees is calculated in accordance with GAAP. The Compensation Committee believes that the many advantages of equity compensation, as discussed above, more than compensate for the non-cash accounting expense associated with them.

Benefits under the 401(k) Plan and Generally Available Benefit Programs

In fiscal year 2014, our named executive officers were eligible to participate in the health and welfare programs that are generally available to all full-time U.S.-based employees, including medical, dental, vision, life, short-term and long-term disability, employee assistance, flexible spending and accidental death and dismemberment.

In addition, the named executive officers and all other eligible U.S.-based employees can participate in our tax-qualified 401(k) Plan. Under the 401(k) Plan, all eligible employees can receive matching contributions from the Company; however, the Company suspended matching effective January 1, 2014 for an indefinite period of time. Our company-matching contribution for the 401(k) Plan during the first half of fiscal year 2014 was 100% of the first 5% of contributions by the employee to the 401(k) Plan. Employees under the age of 50 can contribute a maximum per participating employee of $17,500 during each calendar year, and employees over the age of 50 can contribute a maximum per participating employee of $23,000. We do not provide defined benefit pension plans or defined contribution retirement plans to the named executive officers or other employees other than the 401(k) Plan, or as required in certain countries other than the United States, for legal or competitive reasons.

We adopted an employee stock purchase plan effective November 19, 2009 and commencing on July 3, 2010, under which named executive officers and all other eligible U.S.-based employees can elect, on a quarterly basis, to apply a portion of their cash compensation to purchase shares of our common stock at a 5% discount. An employee’s total purchases in any year cannot exceed $25,000 in value or 15% of his or her salary, whichever is less. Furthermore, an employee may not purchase more than 608 shares of common stock annually under the employee stock purchase plan.

The 401(k) Plan, employee stock purchase plan and the other benefit programs allow us to remain competitive and enhance employee loyalty and productivity. These benefit programs are primarily intended to provide all eligible employees with competitive and quality healthcare, financial contributions for retirement and to enhance hiring and retention.

Post-Termination Compensation

Employment agreements have been established with each of our named executive officers. These agreements provide for certain payments and benefits to the employee if his or her employment with us is terminated. These arrangements are discussed in more detail below. We have determined that such payments and benefits are an integral part of a competitive compensation package for our named executive officers. For additional information regarding our employment agreements with our named executive officers, see the discussion under “Potential Payments Upon Termination or Change of Control.”
Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report on Form 10-K and in our proxy statement. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K and in our proxy statement.

Compensation Committee of the Board of Directors

Dr. James C. Stoffel, Chairman
Clifford H. Higgerson
Dr. Mohsen Sohi

Risk Considerations in Our Compensation Program

The Compensation Committee, pursuant to its charter, is responsible for reviewing and overseeing the compensation benefits structure applicable to our employees, generally. We do not believe that our compensation policies and practices for our employees give rise to risks that are reasonably likely to have a material adverse effect on our company. In reaching this conclusion, we considered the following factors:

•	Our compensation program is designed to provide a mix of both fixed and “at risk” incentive compensation.

•
The incentive elements of our compensation program (annual incentives and multi-year equity LTIP awards) are designed to reward both annual performance (under the annual incentive plan) and longer-term performance (under the LTIP). We believe this design mitigates any incentive for short-term risk-taking that could be detrimental to our company’s long-term best interests.

•
Maximum payouts under our annual incentive plan are currently capped at 100% of target payouts. We believe these limits mitigate excessive risk-taking, since the maximum amount that can be earned is limited.

•
Finally, our annual incentive plan and our long-term incentive plan both contain provisions under which awards may be recouped or forfeited if the recipient has not complied with our policies. In addition, our performance-based plans (cash incentive and performance shares) both contain provisions under which awards may be recouped or forfeited if the financial results for a period affecting the calculation of an award are later restated.

Summary Compensation Table

The following table summarizes the total compensation for each of our fiscal years ended June 27, 2014, June 28, 2013 and June 29, 2012 of our named executive officers, who consisted of our CEO, CFO and the next three other most highly compensated executive officers.

Name/Principal Position	Fiscal Year (1)	Salary (3)	Bonus (4)	Stock Awards (5)	Option Awards (6)	Non-Equity Incentive Plan Compensation(7)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings (8)	All Other Compensation (9)	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Michael Pangia, Chief Executive Officer (2)	2014	550,000	—	—	495,542	—	—	2,142	1,047,684
	2013	550,000	—	539,809	160,999	—	—	92,778	1,343,586
	2012	542,500	—	405,533	366,576	275,000	—	234,689	1,824,298
Edward Hayes Jr., Senior Vice President and Chief Financial Officer (2)	2014	360,000	—	—	243,265	—	—	6,284	609,549
	2013	360,000	—	264,997	79,036	—	—	14,996	719,029
	2012	235,385	75,000	355,937	458,068	96,250	—	54,426	1,275,066
Heinz H. Stumpe, Senior Vice President and Chief Sales Officer (formerly Chief Operations Officer) (2)	2014	345,000	—	—	217,588	—	—	2,415	565,003
	2013	340,385	—	237,026	70,693	—	—	2,379	650,483
	2012	325,000	—	92,430	97,476	97,500	—	2,260	614,666
Shaun McFall, Senior Vice President and Chief Marketing Officer	2014	320,000	—	—	187,405	—	—	5,940	513,345
	2013	315,385	—	204,146	60,887	—	—	14,170	594,588
	2012	300,000	—	85,320	89,977	90,000	—	9,181	574,478
Meena Elliott, Senior Vice President, General Counsel and Secretary	2014	300,000	—	—	162,178	—	—	4,569	466,747
	2013	300,000	—	176,665	52,691	—	—	13,414	542,770
	2012	295,385	—	85,320	89,977	90,000	—	13,584	574,266

(1)
Our fiscal year 2014 ended June 27, 2014, fiscal year 2013 ended June 28, 2013 and our fiscal year 2012 ended June 29, 2012. The amounts in this table represent total compensation paid or earned for our fiscal year as included in our annual financial statements.

(2)
Effective July 18, 2011, Mr. Pangia was appointed President and CEO. Effective October 31, 2011, Mr. Hayes was appointed Senior Vice President and CFO. Effective June 24, 2012, Mr. Stumpe was appointed Senior Vice President and Chief Sales Officer.

(3)
The annual base salary for Mr. Pangia as our CEO is $550,000. The amount in the Summary Compensation table for the fiscal year ended June 29, 2012 of $542,500 reflects Mr. Pangia’s salary as our Chief Sales Officer for the period July 2, 2011 through July 17, 2011 and as our CEO for the period July 18, 2011 through June 29, 2012.

The annual base salary for Mr. Hayes is $360,000. The amount in the Summary Compensation table for fiscal year 2012 of $235,385 reflects Mr. Hayes’ salary for the period October 31, 2011 through June 29, 2012. The annual base salary for Mr. Stumpe is $345,000 effective July 1, 2012. The annual base salary for Mr. McFall is $320,000 effective August 15, 2012.

(4)	Represents a one-time bonus earned by Mr. Hayes in respect of fiscal year 2012 performance for the achievement of certain management objectives.

(5)	The “Stock Awards” column shows the full grant date fair value of the performance shares (at target) and restricted stock granted in fiscal years 2013 and 2012, respectively.
The grant date fair value of the performance shares and restricted stock was determined under FASB ASC Topic 718 and represents the amount we would expense in our financial statements over the entire vesting schedule for the awards. The grant date fair value for performance awards and restricted stock was based on the closing market price of our common stock on the respective award dates, except for the performance shares granted during fiscal year 2011 as discussed above. The assumptions used for determining values are set forth in Notes 1 and 10 to our audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 27, 2014. These amounts reflect our accounting for these grants and do not correspond to the actual values that may be recognized by the named executive officers.

(6)
The “Option Awards” column shows the full grant date fair value of the stock options granted in fiscal years 2014, 2013 and 2012, respectively. The grant date fair value of the stock option awards was determined under FASB ASC Topic 718 and represents the amount we would expense in our financial statements over the entire vesting schedule for the awards. The assumptions used for determining values are set forth in Notes 1 and 10 to our audited consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 27, 2014. These amounts reflect our accounting for these grants and do not correspond to the actual values that may be recognized by the named executive officers.

(7)
There was no non-equity incentive compensation under the AIP for fiscal years 2014 and 2013, respectively. For fiscal year 2012, this figure represents amounts earned in respect of fiscal year 2012 performance under the fiscal year 2012 AIP as though 100% of revenue and operating income (non-GAAP) targets had been achieved with actual achievement of 100% of both targets.

(8)	We do not currently have our own pension plan or deferred compensation plan.

(9)	The following table describes the components of the “All Other Compensation” column.

		Life Insurance (a)	Housing and Auto Allowance	Vacation Payout in Cash	Severance & Related Benefits	Other Patent Income	Other Bonus (b)	Relocation Benefits (c)	Company Matching Contributions Under 401(k) Plan (d)	Total All Other Compensation
Name	Year	($)	($)	($)	($)	($)	($)	($)	($)	($)
Michael Pangia	2014	2,142	—	—	—	—	—	—	—	2,142
	2013	2,142	—	—	—	—	—	90,636	—	92,778
	2012	2,100	—	—	—	—	—	232,589	—	234,689
Edward J. Hayes	2014	2,534	—	—	—	—	—	—	3,750	6,284
	2013	2,534	—	—	—	—	—	—	12,462	14,996
	2012	1,657	—	—	—	—	50,000	—	2,769	54,426
Heinz H. Stumpe	2014	2,415	—	—	—	—	—	—	—	2,415
	2013	2,379	—	—	—	—	—	—	—	2,379
	2012	2,260	—	—	—	—	—	—	—	2,260
Shaun McFall	2014	1,190	—	—	—	—	—	—	4,750	5,940
	2013	1,170	—	—	—	—	—	—	13,000	14,170
	2012	1104	—	—	—	—	—	—	8,077	9,181
Meena Elliott	2014	1107	—	—	—	—	—	—	3,462	4,569
	2013	914	—	—	—	—	—	—	12,500	13,414
	2012	709	—	—	—	—	—	—	12,875	13,584
_____________________

(a)	Represents premiums paid for life insurance that represent taxable income for the named executive officer.

(b)	Represents a sign-on bonus paid to Mr. Hayes.

(c)	Represents taxable benefits paid in connection with the relocation of Mr. Pangia’s household to California from Georgia.

(d)	Represents matching contributions made by us to the 401(k) account of the respective named executive.
Grants of Plan-Based Awards in Fiscal Year 2014

The following table lists our grants and incentives during our fiscal year ended June 27, 2014 of plan-based awards, both equity and non-equity based and including our Annual Incentive Plan and Long-Term Incentive Plan, to the named executive officers listed in the Summary Compensation Table. There is no assurance that the grant date fair value of stock and option awards will ever be realized.

								All Other Stock Awards in Fiscal 2014
		Estimated Possible Payouts Under Short-Term Non-Equity Incentive Plan Awards in Fiscal 2014 (2)			Estimated Future Payments Under Equity Incentive Plan Awards in Fiscal 2014 (3)			Number of Shares of Stock or Units	Number of Securities Underlying Options (4)	Exercise or Base Price of Option Awards	Fair Value of Stock and Option Awards (5)
	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
Name	(1)	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Share)	($)
Michael Pangia	9/9/2013	—	—	—	—	—	—	—	416,667	2.60	495,542
Edward Hayes Jr.	9/9/2013	—	—	—	—	—	—	—	204,545	2.60	243,265
Heinz H. Stumpe	9/9/2013	—	—	—	—	—	—	—	182,955	2.60	217,588
Shaun McFall	9/9/2013	—	—	—	—	—	—	—	157,576	2.60	187,405
Meena Elliott	9/9/2013	—	—	—	—	—	—	—	136,364	2.60	162,178
_____________________

(1)	Grant Date of Common Stock under the 2007 Plan.

(2)	There were no Non-Equity Incentive Plan Awards granted under our fiscal year 2014 Annual Incentive Plan.

(3)	There were no Equity Incentive Plan Awards granted under our fiscal year 2014 Annual Incentive Plan.

(4)
Stock options vest in installments of 33 1/3% one year from the grant date, 33 1/3% two years from the grant date, and 33 13% three years from the grant date based on continuous employment through those dates.

(5)
The “Grant Date Fair Value of Stock and Option Awards” column shows the full grant date fair value of the stock options granted in fiscal year 2014. The grant date fair value of the stock options was determined under FASB ASC Topic 718 and represents the amount we would expense in our financial statements over the entire vesting schedule for the awards in the event the vesting provisions are achieved.

The assumptions used for determining values are set forth in Notes 1 and 10 to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended June 27, 2014. These amounts reflect our accounting for these grants and do not correspond to the actual values that may be recognized by the named executive officers.

Outstanding Equity Awards at Fiscal Year-End 2014

The following table provides information regarding outstanding unexercised stock options and unvested stock awards held by each of our named executive officers as of June 27, 2014. Each grant of options or unvested stock awards is shown separately for each named executive officer. The vesting schedule for each award of options is shown in the footnotes following this table based on the option grant date. The material terms of the option awards, other than exercise price and vesting are generally described in the 2007 Plan.

	Option Awards							Stock Awards
	[Awards Listed in Chronological Order] Award Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (3)	Market Value of Shares or Units of Stock that have not Vested (4)	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights that have not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested (3)
Name		(#)	(#)		(#)	($)		(#)	($)	(#)		($)
Michael Pangia	09/09/2013	—	416,667	(1)	—	2.60	9/9/2020	—	—	—		—
	11/29/2012	—	—		—	—	—	—	—	22,298	(5)	27,873
	10/03/2012	68,750	68,750	(2)	—	2.28	10/3/2019	—	—	—		—
	09/08/2011	225,965	75,322	(2)	—	2.37	9/8/2018	—	—	—		—
	09/08/2011	—	—		—	—	—	32,592	40,740	—		—
	11/11/2010	50,000	—	(2)	—	4.36	11/11/2017	—	—	—		—
	11/12/2009	49,052	—	(2)	—	6.00	11/12/2016	—	—	—		—
	03/30/2009	80,586	—	(2)	—	4.05	3/30/2016	—	—	—		—
Edward Hayes Jr.	09/09/2013	—	204,545	(1)	—	2.6	9/9/2020	—	—	—		—
	11/29/2012	—	—		—	—	—	—	—	10,946	(5)	13,683
	10/03/2012	33,750	33,750	(2)	—	2.28	10/3/2019	—	—	—		—
	10/31/2011	222,175	74,059	(2)	—	2.05	10/31/2018	—	__	—		—
	10/31/2011	101,959	33,987	(2)	—	2.05	10/31/2018	—	—	—		—
	10/31/2011	—	—		—	—	—	30,487	38,109	—		—
	10/31/2011	—	—		—	—	—	11,738	14,673	—		—
Heinz H. Stumpe	09/09/2013	—	182,955	(1)	—	2.6	9/9/20	—	—	—		—
	11/29/2012	—	—		—	—	—	—	—	9,791	(5)	12,239
	10/03/2012	30,187	30,188	(2)	—	2.28	10/3/2019	—	—	—		—
	09/08/2011	60,086	20,029	(2)	—	2.37	9/8/2018	—	—	—		—
	09/08/2011	—	—		—	—	—	4,333	5,416	—		—
	11/11/2010	55,000	—	(2)	—	4.36	11/11/2017	—	—	—		—
	11/12/2009	30,100	—	(2)	—	6.00	11/12/2016	—	—	—		—
	11/05/2008	37,326	—	(2)	—	5.97	11/5/2015	—	—	—		—
Shaun McFall	09/09/2013	—	157,576	(1)	—	2.6	9/9/2020	—	—	—		—
	11/29/2012	—	—		—	—	—	—	—	8,433	(5)	10,541
	10/03/2012	26,000	26,000	(2)	—	2.28	10/3/2019	—	—	—		—
	09/08/2011	55,464	18,488	(2)	—	2.37	9/8/2018	—	—	—		—
	09/08/2011	—	—		—	—	—	4,000	5,000	—		—
	11/11/2010	55,000	—	(2)	—	4.36	11/11/2017	—	—	—		—
	11/12/2009	26,198	—	(2)	—	6.00	11/12/2016	—	—	—		—
	11/05/2008	29,796	—	(2)	—	5.97	11/5/2015	—	—	—		—
Meena Elliott	09/09/2013	—	136,364	(1)	—	2.6	9/9/2020	—	—	—		—
	11/29/2012	—	—		—	—	—	—	—	7,298	(5)	9,123
	10/03/2012	22,500	22,500	(2)	—	2.28	10/3/2019	—	—	—		—
	09/08/2011	55,464	18,488	(2)	—	2.37	9/8/2018	—	—	—		—
	09/08/2011	—	—		—	—	—	4,000	5,000	—		—
	11/11/2010	40,000	—	(2)	—	4.36	11/11/2017	—	—	—		—
	11/12/2009	22,297	—	(2)	—	6.00	11/12/2016	—	—	—		—
	11/05/2008	16,428	—	(2)	—	5.97	11/5/2015	—	—	—		—

__________________________

(1)
Stock options vest in installments of 33 1/3% one year from the grant date, 33 1/3% two years from the grant date and 33 1/3% three years from the grant date based on continuous employment through those dates.

(2)	Stock options vest in installments of 50% one year from the grant date, 25% two years from the grant date and 25% three years from the grant date based on continuous employment through those dates.

(3)
Restricted stock that vests in installments of 33 1/3% one year from the grant date, 33 1/3% two years from the grant date and 33 1/3% three years from the grant date based on continuous employment through those dates.

(4)	Market value is based on the $2.21 closing price of a share of our common stock on June 27, 2014, as reported on the NASDAQ Global Select Market.

(5)
Performance shares were granted under the fiscal year 2013 LTIP, and vest if performance target is met: 1/3 upon performance target is met, 1/3 at the end of fiscal year 2014 and 1/3 at the end of fiscal 2015. The performance target is $0.17 of Non-GAAP EPS for fiscal 2013. The shares may vest following the end of our fiscal years 2013, 2014 and 2015, respectively, based on continuous employment and achievement of performance results as stated above. The first one-third of the performance shares vested on August 28, 2013.

Option Exercised and Stock Vested in Fiscal 2014

The following table provides information for each of our named executive officers regarding the number of shares of our common stock acquired upon the vesting of stock awards during fiscal year 2014. No options to purchase common stock were exercised during fiscal year 2014. Stock awards vesting during fiscal year 2014 consisted of restricted stock with service-based and performance-based vesting provisions.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Received on Vesting ($) (3)
Michael Pangia	—	—	40,926	(1)	101,006
			205,365	(2)	498,355
Edward Hayes Jr.	—	—	42,226	(1)	86,986
			100,816	(2)	244,647
Heinz H. Stumpe	—	—	13,499	(1)	29,786
			90,174	(2)	218,823
Shaun McFall	—	—	13,166	(1)	28,927
			77,665	(2)	188,467
Meena Elliott	—	—	10,666	(1)	23,852
			67,210	(2)	163,096
_________________________

(1)	Vested number of shares of service-based restricted common stock.

(2)	Vested number of shares of performance-based restricted common stock.

(3)	Amount shown is the aggregate market value of the vested shares of restricted common stock based on the closing price of our stock on the vesting date.
Potential Payments Upon Termination or Change of Control

Employment agreements have been established with each of the continuing named executive officers, which provide for such executives to receive certain payments and benefits if their employment with us is terminated. These arrangements are set forth in detail below assuming a termination event on June 27, 2014 based on our stock price on that date. The Board has determined that such payments and benefits are an integral part of a competitive compensation package for our executive officers.

The table below reflects the compensation and benefits due to each of the named executive officers in the event of termination of employment by us without cause or termination by the executive for good reason (other than within 18 months after a Change of Control, as defined below) and in the event of disability and in the event of termination of employment by us without cause or termination by the executive for good reason within 18 months after a Change of Control. The amounts shown in the table are estimates of the amounts that would be paid upon termination of employment. There are no compensation and benefits due to any named executive officer in the event of death, or of termination of employment by us for cause or voluntary termination. The actual amounts would be determined only at the time of the termination of employment.

Name	Conditions for Payouts	Number of Months (#)	Base per Month (1) ($)	Months Times Base ($)	Total Severance Payments ($)	Accelerated Equity Vesting (3) ($)	Continuation of Insurance Benefit (4) ($)	Out-Placement Services (5) ($)	Total ($)
Michael Pangia	Termination without cause or for good reason, or due to disability	12	45,833	550,000	550,000	—	20,362	30,000	600,362
	Within 18 months after Change of Control	24	45,833	1,100,000	1,100,000	873,505	40,724	30,000	2,044,229
Edward J. Hayes, Jr.	Termination without cause or for good reason, or due to disability	12	30,000	360,000	360,000	—	18,072	30,000	408,072
	Within 18 months after Change of Control	24	30,000	720,000	720,000	660,199	36,145	30,000	1,446,344
Heinz H. Stumpe	Termination without cause or for good reason, or due to disability	12	28,750	345,000	345,000	—	25,124	30,000	400,124
	Within 18 months after Change of Control	24	28,750	690,000	690,000	339,170	50,247	30,000	1,109,417
Shaun McFall	Termination without cause or for good reason, or due to disability	12	26,667	320,000	320,000	—	18,072	30,000	368,072
	Within 18 months after Change of Control	24	26,667	640,000	640,000	297,476	36,145	30,000	1,003,621
Meena Elliott	Termination without cause or for good reason, or due to disability	12	27,067	324,804	324,804	—	16,520	30,000	371,324
	Within 18 months after Change of Control	24	27,067	649,608	649,608	284,639	33,040	30,000	997,287
______________________

(1)	The monthly base salary represents the total gross monthly payments to each named executive officer at the current salary.

(2)	Reflects acceleration of outstanding equity awards as of June 27, 2014.

(3)	The insurance benefit provided is paid directly to the insurer benefit provider and includes amounts for COBRA.

(4)	The estimated dollar amounts for Outplacement Services would be paid directly to an outplacement provider selected by us.

The employment agreements with our named executive officers define a “Change of Control” as follows:

•
any merger, consolidation, share exchange or acquisition, unless immediately following such merger, consolidation, share exchange or acquisition of at least 50% of the total voting power (in respect of the election of directors, or similar officials in the case of an entity other than a corporation) of the entity resulting from such merger, consolidation or share exchange, or the entity which has acquired all or substantially all of our assets (in the case of an asset sale that satisfies the criteria of an acquisition) (in either case, the “Surviving Entity”), or

•
if applicable, the ultimate parent entity that directly or indirectly has beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 50% or more of the total voting power (in respect of the election of directors, or similar officials in the case of an entity other than a corporation) of the Surviving Entity is represented by our securities that were outstanding immediately prior to such merger, consolidation, share exchange or acquisition (or, if applicable, is represented by shares into which such Company securities were converted pursuant to such merger, consolidation, share exchange or acquisition), or

•
any person or group of persons (within the meaning of Section 13(d)(3) of the Exchange Act) directly or indirectly acquires beneficial ownership (determined pursuant to SEC Rule 13d-3 promulgated under the Exchange Act) of securities possessing more than 30% of the total combined voting power of our outstanding securities pursuant to a tender or exchange offer made directly to the our stockholders that the Board does not recommend such stockholders accept, other than: (i) an employee benefit plan of ours or any of our Affiliates; (ii) a trustee or other fiduciary holding securities under an employee benefit plan of our or any of our Affiliates; or (iii) an underwriter temporarily holding securities pursuant to an offering of such securities; or

•
over a period of 36 consecutive months or less, there is a change in the composition of the Board such that a majority of the Board members (rounded up to the next whole number, if a fraction) ceases, by reason of one or more proxy contests for the election of Board members, to be composed of individuals each of whom meet one of the following criteria: (i) have been a Board member continuously since the adoption of this Plan or the beginning of such 36-month period; (ii) have been appointed by Harris; or (iii) have been elected or nominated during such 36-month period by at least a majority of the Board members that belong to the same Class of director as such Board member; and (iv) satisfied one of the above criteria when they were elected or nominated; or

•	a majority of the Board determines that a Change of Control has occurred; or

•	the complete liquidation or dissolution of the Company.
Employment agreements are in effect for the other current named executive officers, which provide that if they are terminated without cause or should they resign for good reason or become disabled and they sign a general release they will be entitled to receive the following severance benefits:

•	severance payments at their final base salary for a period of 12 months following termination;

•
payment of premiums necessary to continue their group health insurance under COBRA (or to purchase other comparable health coverage on an individual basis if the employee is no longer eligible for COBRA coverage) until the earlier of (i) 12 months; or (ii) the date on which they first became eligible to participate in another employer’s group health insurance plan;

•	the prorated portion of any incentive bonus they would have earned during the incentive bonus period in which their employment was terminated;

•
any equity compensation subject to service-based vesting granted to the executive officer will stop vesting as of their termination date; however, they will be entitled to purchase any vested share(s) of stock that are subject to the outstanding options until the earlier of: (i) 12 months; or (ii) the date on which the applicable option(s) expire; and

•	outplacement assistance selected and paid for by us.

In addition, these agreements provide that if there is a Change of Control, and employment with us is terminated by us without cause or by the employee for good reason within 18 months after the Change of Control and they sign a general release of known and unknown claims in a form satisfactory to us, (i) the severance benefits described shall be increased by an additional 12 months; (ii) they will receive a payment equal to the greater of (a) the average of the annual incentive bonus payments received by them, if any, for the previous three years; or (b) their target incentive bonus for the year in which their employment terminates; and (iii) the vesting of all unvested stock option(s) and unvested equity-compensation awards subject to service-based vesting will accelerate, such that all of such stock option(s) and equity-compensation awards will be fully vested as of the date of their termination/resignation.
DIRECTOR COMPENSATION AND BENEFITS
The form and amount of director compensation is reviewed and assessed from time to time by the Compensation Committee with changes, if any, recommended to the Board for action. Director compensation may take the form of cash, equity, and other benefits ordinarily available to directors.
Directors who are not employees of ours received the following fees, as applicable, for their services on our Board during fiscal year 2014:

•	$60,000 basic annual cash retainer, payable on a quarterly basis, which a director may elect to receive in the form of shares of common stock;

•
$18,000 annual cash retainer, payable on a quarterly basis, for service as the lead independent director of our Board;$10,000 annual cash retainer, payable on a quarterly basis, for service as Chairman of the Audit Committee;

•	$5,000 annual cash retainer, payable on a quarterly basis, for service as Chairman of the Governance and Nominating Committee;

•	$8,000 annual cash retainer, payable on a quarterly basis, for service as Chairman of the Compensation Committee;

•	Annual grant of restricted shares of common stock valued (based on market prices on the date of grant) at $30,000, with 100% vesting in one year, subject to continuing service as a director; and

•
Annual grant of options to purchase common stock valued (based on U.S. GAAP (as defined below) values of the options on the date of grant) at $30,000, with an exercise price per share equal to the market price on the date of grant and with 100% vesting in one year, subject to continuing service as a director.

During fiscal year 2014, Mr. Kissner received $130,000 for services provided concerning strategic transactions and investor relations, and was not paid a cash retainer in connection with this service as a director or as Chairman.
Directors are eligible to defer payment of all or a portion of the retainer fees and restricted stock awards that are payable to them. Directors may choose either a lump sum or installment distribution of such fees and awards. Installment distributions are payable in annual installments over a period no longer than 10 years.
We reimburse each non-employee director for reasonable travel expenses incurred and in connection with attendance at Board and committee meetings on our behalf, and for expenses such as supplies and continuing director education costs, including travel for one course per year. Employee directors are not compensated for service as a director.

Fiscal 2014 Compensation of Non-Employee Directors
Our non-employee directors received the following aggregate amounts of compensation in respect of the fiscal year ended June 27, 2014.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation	Changes in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
William A. Hasler	65,000	29,253	29,239	—	—	—	123,492
Clifford H. Higgerson	60,000	29,253	29,239	—	—	—	118,492
Charles D. Kissner	130,000	29,253	29,239	—	—	—	188,492
Raghavendra Rau	60,000	29,253	29,239	—	—	—	118,492
Dr. Mohsen Sohi	60,000	29,253	29,239	—	—	—	118,492
Dr. James C. Stoffel	86,000	29,253	29,239	—	—	—	144,492
Edward F. Thompson	70,000	29,253	29,239	—	—	—	128,492
___________________

(1)
During fiscal year 2014, Mr. Kissner received $130,000 for services provided concerning strategic transactions and investor relations, and was not paid a cash retainer in connection with this service as a director or as Chairman.

(2)
The amounts shown in this column reflect the aggregate grant date fair value of the stock awards and option awards granted to our non-employee directors computed in accordance with FASB ASC Topic 718. The assumptions made in determining the fair values of our stock awards and option awards are set forth in Notes 1 and 10 to our fiscal 2014 Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K filed with the SEC on September 12, 2014.

As of June 27, 2014, our non-employee directors held the following numbers of unvested restricted shares of common stock and stock options, all of which were granted under the 2007 Plan:

Name	Unvested Stock Awards	Unvested Option Awards
William A. Hasler	14,925	36,403
Clifford H. Higgerson	14,925	36,403
Charles D. Kissner	14,925	36,403
Raghavendra Rau	14,925	36,403
Dr. Mohsen Sohi	14,925	36,403
Dr. James C. Stoffel	14,925	36,403
Edward F. Thompson	14,925	36,403

Indemnification
Our Bylaws require us to indemnify each of our directors and officers with respect to their activities as a director, officer, or employee of ours, or when serving at our request as a director, officer, or trustee of another corporation, trust, or other enterprise, against losses and expenses (including attorney fees, judgments, fines, and amounts paid in settlement) incurred by them in any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative, to which they are, or are threatened to be made, a party(ies) as a result of their service to us. In addition, we carry directors’ and officers’ liability insurance, which includes similar coverage for our directors and executive officers. We will indemnify each such director or officer for any one or a combination of the following, whichever is most advantageous to such director or officer:

•	The benefits provided by our Bylaws in effect on the date of the indemnification agreement or at the time expenses are incurred by the director or officer;

•	The benefits allowable under Delaware law in effect on the date the indemnification bylaw was adopted, or as such law may be amended;

•	The benefits available under liability insurance obtained by us; and

•	Such benefits as may otherwise be available to the director or officer under our existing practices.
Under our Bylaws, each director or officer will continue to be indemnified even after ceasing to occupy a position as an officer, director, employee or agent of ours with respect to suits or proceedings arising from his or her service with us.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information with respect to the beneficial ownership of our common stock as of November 18, 2014 by each person or entity known by us to beneficially own more than 5 percent of our common stock, by our directors, by our named executive officers and by all our directors and executive officers as a group. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons listed in the table below have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each of the beneficial owners identified is c/o Aviat Networks, Inc., 5200 Great America Parkway, Santa Clara, CA 95054. As of November 18, 2014, there were 62,223,790 shares of our common stock outstanding.

	Shares Beneficially Owned as of November 18, 2014(1)
	Number of Shares of Common Stock(2)		Percentage of Voting Power of Common Stock
Name and Address of Beneficial Owner
Steel Partners Holdings L.P. 590 Madison Avenue, 32nd Floor New York, NY	8,020,865	(3)	12.89%
PENN Capital Management Navy Yard Corporate Center Three Crescent Drive, Suite 400 Philadelphia, PA 19112	3,665,602	(4)	5.89%
Schneider Capital Management Corporation 460 E. Swedesford Road, Suite 2000 Wayne, PA 19087	3,654,866	(5)	5.87%
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road, Building One Austin, TX 78746	3,558,261	(6)	5.72%

Named Executive Officers and Directors
Meena Elliott	331,514	(7)	*
William A. Hasler	184,199	(8)	*
Clifford H. Higgerson	307,806	(9)	*
Edward J. Hayes, Jr.	784,246	(10)	1.26%
Charles D. Kissner	790,658	(11)	1.27%
Shaun McFall	408,035	(12)	*
Michael Pangia	1,113,516	(13)	1.79%
Raghavendra Rau	146,506	(14)	*
Dr. Mohsen Sohi	175,660	(8)	*
Dr. James C. Stoffel	175,511	(8)	*
Heinz H. Stumpe	425,787	(15)	*
Edward F. Thompson	178,011	(8)	*
All directors and executive officers as a group (12 persons)	5,021,449	(16)	8.07%
__________________________
* Less than one percent

(1)	Beneficial ownership is determined under the rules and regulations of the SEC, and generally includes voting or dispositive power with respect to such shares.

(2)
Shares of common stock that a person has the right to acquire within 60 days are deemed to be outstanding and beneficially owned by that person for the purpose of computing the total number of shares beneficially owned by that person and the percentage ownership of that person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group. Accordingly, the amounts in the table include shares of common stock that such person has the right to acquire within 60 days of November 18, 2014 by the exercise of stock options.

(3)
Based solely on a review of Amendment No. 5 to the Schedule 13D filed with the SEC on November 10, 2014 by Steel Excel Inc., Steel Partners Holdings L.P., SPH Group LLC, SPH Group Holdings LLC and Steel Partners Holdings GP Inc. Each of the foregoing entities reported shared voting and dispositive power with respect to all of such shares.

(4)
Based solely on a review of the Schedule 13G filed with the SEC on February 15, 2013 by PENN Capital Management. PENN Capital Management reported sole voting and dispositive power with respect to all such shares.

(5)
Based solely on a review of the Schedule 13G filed with the SEC on February 14, 2014 by Schneider Capital Management Corporation. Schneider Capital Management Corporation reported sole voting power with respect to 3,630,240 of such shares and sole dispositive power with respect to all of such shares.

(6)
Based solely on a review of Amendment No. 1 to the Schedule 13G filed with the SEC on February 10, 2014 by Dimensional Fund Advisors LP. Dimensional Fund Advisors LP reported sole voting power with respect to 3,449,131 of such shares and sole dispositive power with respect to all such shares.

(7)	Includes options to purchase 231,882 shares of common stock that are currently exercisable or will become exercisable within 60 days of November 18, 2014.

(8)	Includes options to purchase 103,820 shares of common stock that are currently exercisable or will become exercisable within 60 days of November 18, 2014.

(9)
Includes options to purchase 103,820 shares of common stock that are currently exercisable or will become exercisable within 60 days of November 18, 2014. Includes 107,895 shares held by, or in trusts for, members of Mr. Higgerson’s family. Also includes 24,400 shares held by Higgerson Investments. Mr. Higgerson disclaims beneficial ownership of the shares held in trust and held by Higgerson Investments.

(10)	Includes options to purchase 550,987 shares of common stock that are currently exercisable or will become exercisable within 60 days of November 18, 2014.

(11)
Includes options to purchase 345,636 shares of common stock that are currently exercisable or will become exercisable within 60 days of November 18, 2014. Includes 239,041 shares held by, or in trusts for, members of Mr. Kissner’s family. Mr. Kissner disclaims beneficial ownership of the shares held in trust.

(12)	Includes options to purchase 276,472 shares of common stock that are currently exercisable or will become exercisable within 60 days of November 18, 2014.

(13)	Includes options to purchase 722,939 shares of common stock that are currently exercisable or will become exercisable within 60 days of November 18, 2014.

(14)	Includes options to purchase 100,983 shares of common stock that are currently exercisable or will become exercisable within 60 days of November 18, 2014.

(15)	Includes options to purchase 308,807 shares of common stock that are currently exercisable or will become exercisable within 60 days of November 18, 2014.

(16)	Includes options to purchase 3,056,806 shares of common stock that are currently exercisable or will become exercisable within 60 days of November 18, 2014.
Equity Compensation Plan Summary
The following table provides information as of June 27, 2014, relating to our equity compensation plan pursuant to which grants of options, restricted stock and performance shares may be granted from time to time and the option plans and agreements assumed by us in connection with the Stratex acquisition:

Plan Category	Number of Securities to be Issued Upon Exercise of Options and Vesting of restricted Stock Units and Performance Share Units(1)	Weighted-Average Exercise Price of Outstanding Options(2)	Number of Securities Remaining Available for Further Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation plan approved by security holders(3)	7,708,529	$3.21	3,599,382
Equity Compensation plans not approved by security holders(4)	32,625	$24.60	—
Total	7,741,154	$3.30	3,599,382
 _________________________

(1)
Under the 2007 Stock Equity Plan, in addition to options, we have granted share-based compensation awards in the form of performance shares, restricted stock, performance share units and restricted stock units. As of June 27, 2014, there were 389,612 such awards outstanding under that plan. The outstanding awards consisted of (i) performance share awards at target and restricted stock awards, for which all 197,457 shares were issued and outstanding; and (ii) 192,155 performance share unit awards at target and restricted stock unit awards, for which all 192,155 were payable in shares but for which no shares were yet issued and outstanding. The

7,708,529 shares to be issued upon exercise of outstanding options and vesting of restricted stock units and performance share units as listed in the first column consisted of shares to be issued in respect of the exercise of 7,516,374 outstanding options and in respect of the 192,155 performance share unit awards and restricted stock units awards payable in shares.

(2)	Excluded weighted average fair value of restricted stock units and performance share units at issuance date.

(3)	Consisted solely of our 2007 Stock Equity Plan, as amended and restated effective November 17, 2011.

(4)
Consisted of common stock that may be issued pursuant to option plans and agreements assumed pursuant to the Stratex acquisition. The Stratex plans were duly approved by the stockholders of Stratex prior to the merger with us. No shares are available for further issuance.

(5)
For further information on our equity compensation plans see “Note 1. The Company and Summary of Significant Accounting Policies” and “Note 10. Stockholders’ Equity” in the notes to consolidated financial statements included in Item 8.

Item 13. Certain Relationships and Related Transactions, and Director Independence
During fiscal year 2014, we believe there were no transactions, or series of similar transactions, to which we were or are to be a party in which the amount exceeded $120,000, and in which any of our directors or executive officers, any holders of more than 5% of our common stock or any members of any such person’s immediate family, had or will have a direct or indirect material interest, other than compensation described in the sections titled “Director Compensation and Benefits” and “Executive Compensation.”
It is the policy and practice of our Board to review and assess information concerning transactions involving related persons. Related persons include our directors and executive officers and their immediate family members. If the determination is made that a related person has a material interest in a transaction involving us, then the disinterested members of our Board would review and approve or ratify it, and we would disclose the transaction in accordance with SEC rules and regulations. If the related person is a member of our Board, or a family member of a director, then that director would not participate in any discussion involving the transaction at issue.
Our Code of Conduct prohibits all employees, including our executive officers, from benefiting personally from any transactions with us other than approved compensation benefits.
Information regarding director independence appears in Part III, Item 10 of this Annual Report on Form 10-K.
Item 14. Principal Accountant Fees and Services
KPMG LLP has been approved by our Audit Committee to act as our independent registered public accounting firm for the fiscal year ending June 27, 2014.
Audit and other fees billed to us for the fiscal year ended June 27, 2014 and June 28, 2013 are as follows:

	Fiscal 2014(2)	Fiscal 2013(1)
Audit Fees(3)	$2,989,380	$1,428,917
Audit-Related Fees(4)	—	7,500
Tax Fees(5)	104,356	64,185
All Other Fees(6)	10,000	—
Total Fees for Services Provided	$3,103,736	$1,500,602
________________________

(1)
On September 6, 2012, the Audit Committee approved the engagement of KPMG LLP as its new independent registered public accounting firm for the year ending June 28, 2013. The appointment of KPMG LLP was ratified by our stockholders at our 2012 Annual Meeting held on November 13, 2012.

(2)	Includes the following fees billed to us by KPMG LLP for the period June 27, 2014 through December 19, 2014: audit fees totaling $1,488,698 and tax fees totaling $16,601.

(3)
Audit fees include fees associated with the annual audit, as well as reviews of our quarterly reports on Form 10-Q, SEC registration statements, accounting and reporting consultations and statutory audits required internationally for our subsidiaries.

(4)	Audit-related fees include fees for completion of certain statutory registration requirements.

(5)	Tax fees were for services related to tax compliance and tax planning services.

(6)	Other fees include fees billed for other services rendered not included within Audit Fees, Audit Related Fees or Tax Fees.
KPMG LLP did not perform any professional services related to financial information systems design and implementation for us in fiscal 2014 or fiscal 2013.
The Audit Committee has determined in its business judgment that the provision of non-audit services described above is compatible with maintaining KPMG LLP's independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report.
1. Financial Statements.
The financial statements of Aviat Networks, Inc. are set forth in Item 8 of this Annual Report on Form 10-K.
2. Financial Statement Schedules.
Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended June 27, 2014
All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements or notes thereto.
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

10.19	Intentionally omitted

10.19.1	Intentionally omitted

10.20	Intentionally omitted

10.20.1	Intentionally omitted

10.20.2	Intentionally omitted

10.20.3
Second Amended and Restated Loan and Security Agreement, dated as of March 28, 2014, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd., and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 31, 2014, File No. 001-33278)

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

10.24*	Intentionally omitted

10.24.1*	Intentionally omitted

10.24.2*	Intentionally omitted

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
Date: December 19, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Pangia	President and Chief Executive Officer (Principal Executive Officer)	December 19, 2014
Michael A. Pangia

/s/ Edward J. Hayes, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 19, 2014
Edward J. Hayes, Jr.

/s/ John J. Madigan	Vice President, Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)	December 19, 2014
John J. Madigan

/s/ Charles D. Kissner	Chairman of the Board	December 19, 2014
Charles D. Kissner

/s/ William A. Hasler	Director	December 19, 2014
William A. Hasler

/s/ Clifford H. Higgerson	Director	December 19, 2014
Clifford H. Higgerson

/s/ Raghavendra Rau	Director	December 19, 2014
Raghavendra Rau

/s/ Dr. Mohsen Sohi	Director	December 19, 2014
Dr. Mohsen Sohi

/s/ James C. Stoffel	Lead Independent Director	December 19, 2014
James C. Stoffel

/s/ Edward F. Thompson	Director	December 19, 2014
Edward F. Thompson

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
AVIAT NETWORKS, INC.
Years Ended June 27, 2014, June 28, 2013 and June 29, 2012

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions Describe		Balance at End of Period
	(In millions)
Allowances for collection losses:
Year ended June 27, 2014	$10.2	$1.5	$4.3	(A)	$7.4
Year ended June 28, 2013	$16.2	$2.8	$8.8	(B)	$10.2
Year ended June 29, 2012	$14.2	$3.9	$1.9	(C)	$16.2
 ____________________________

Note A	Consisted of changes to allowance for collection losses of $4.3 million for uncollectible accounts charged off, net of recoveries on accounts previously charged off.

Note B
Consisted of changes to allowance for collection losses of $0.1 million for foreign currency translation losses and $8.9 million for uncollectible accounts charged off, net of recoveries on accounts previously charged off.

Note C
Consisted of changes to allowance for collection losses of $0.7 million for foreign currency translation gains and $1.2 million for uncollectible accounts charged off, net of recoveries on accounts previously charged off.

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

10.19	Intentionally omitted

10.19.1	Intentionally omitted

10.20	Intentionally omitted

10.20.1	Intentionally omitted

10.20.2	Intentionally omitted

10.20.3
Second Amended and Restated Loan and Security Agreement, dated as of March 28, 2014, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd., and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 31, 2014, File No. 001-33278)

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

10.24*	Intentionally omitted

10.24.1*	Intentionally omitted

Ex. #	Description

10.24.2*	Intentionally omitted

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