Form 10-Q
period 2014-09-26
AVIAT NETWORKS, INC.
filed 2014-12-22
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2014
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
For the Quarterly Period Ended September 26, 2014

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended
(In millions, except per share amounts)	September 26, 2014	September 27, 2013
Revenues:
Revenue from product sales	$55.9	$63.5
Revenue from services	26.5	29.9
Total revenues	82.4	93.4
Cost of revenues:
Cost of product sales	41.4	47.6
Cost of services	19.2	22.7
Total cost of revenues	60.6	70.3
Gross margin	21.8	23.1
Operating expenses:
Research and development expenses	6.6	9.7
Selling and administrative expenses	19.2	22.2
Amortization of identifiable intangible assets	0.1	0.1
Restructuring charges	1.5	4.5
Total operating expenses	27.4	36.5
Operating loss	(5.6)	(13.4)
Interest income	0.1	—
Interest expense	(0.1)	(0.1)
Loss from continuing operations before income taxes	(5.6)	(13.5)
Provision for income taxes	0.3	0.2
Loss from continuing operations	(5.9)	(13.7)
Income from discontinued operations, net of tax	0.2	0.1
Net loss	$(5.7)	$(13.6)
Basic and diluted income (loss) per common share:
Continuing operations	$(0.10)	$(0.22)
Discontinued operations	$0.00	$0.00
Net loss	$(0.09)	$(0.22)
Weighted average shares outstanding, basic and diluted	62.0	60.9

See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Quarter Ended
(In millions)	September 26, 2014	September 27, 2013
Net loss	$(5.7)	$(13.6)
Other comprehensive income (loss):
Cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges	0.1	(0.3)
Reclassification adjustment for realized net gain (loss) on cash flow hedges included in net loss	0.0	0.0
Net change in unrealized gain or loss on cash flow hedges	0.1	(0.3)
Foreign currency translation gain (loss)	(1.3)	0.4
Other comprehensive income (loss)	(1.2)	0.1
Comprehensive loss	$(6.9)	$(13.5)

See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	September 26, 2014	June 27, 2014
ASSETS
Current Assets
Cash and cash equivalents	$42.4	$48.8
Receivables, net	84.5	77.2
Unbilled costs	23.6	23.8
Inventories	43.3	38.1
Customer service inventories	9.9	11.4
Deferred income taxes	1.7	1.5
Other current assets	18.2	17.4
Total current assets	223.6	218.2
Long-Term Assets
Property, plant and equipment, net	28.7	29.3
Identifiable intangible assets, net	0.3	0.4
Deferred income taxes	3.4	3.4
Other assets	1.8	1.9
Total long-term assets	34.2	35.0
Total Assets	$257.8	$253.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$6.0	$6.0
Accounts payable	47.7	46.1
Accrued compensation and benefits	8.4	10.1
Other accrued expenses	35.0	32.4
Advance payments and unearned income	41.9	33.3
Deferred income taxes	0.2	0.2
Restructuring liabilities	2.5	2.8
Total current liabilities	141.7	130.9
Long-Term Liabilities
Unearned income	8.1	8.5
Other long-term liabilities	5.4	5.0
Reserve for uncertain tax positions	1.0	1.0
Deferred income taxes	5.3	5.2
Total Liabilities	161.5	150.6
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock	—	—
Common stock	0.6	0.6
Additional paid-in-capital	807.6	807.0
Accumulated deficit	(707.8)	(702.1)
Accumulated other comprehensive loss	(4.1)	(2.9)
Total Stockholders’ Equity	96.3	102.6
Total Liabilities and Stockholders’ Equity	$257.8	$253.2

See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
(In millions)	September 26, 2014	September 27, 2013
Operating Activities
Net loss	$(5.7)	$(13.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of identifiable intangible assets	0.1	0.1
Depreciation and amortization of property, plant and equipment	1.6	1.4
Bad debt expenses	0.2	0.1
Share-based compensation expense	0.6	1.5
Charges for inventory and customer service inventory write-downs	2.1	1.7
Gain on disposition of the WiMAX business	(0.1)	—
Changes in operating assets and liabilities:
Receivables	(7.4)	(0.6)
Unbilled costs	0.2	(1.0)
Inventories	(6.7)	0.3
Customer service inventories	0.9	0.4
Accounts payable	1.9	(0.7)
Accrued expenses	1.2	(1.3)
Advance payments and unearned income	8.2	2.4
Income taxes payable or receivable	(0.1)	1.2
Reserve for uncertain tax positions and deferred taxes	(0.1)	—
Other assets and liabilities	(1.6)	3.5
Net cash used in operating activities	(4.7)	(4.6)
Investing Activities
Additions of property, plant and equipment	(1.2)	(3.8)
Net cash used in investing activities	(1.2)	(3.8)
Financing Activities
Repayments of debt	—	(2.8)
Payments on capital leases	(0.1)	(0.1)
Net cash used in financing activities	(0.1)	(2.9)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.6
Net Decrease in Cash and Cash Equivalents	(6.4)	(10.7)
Cash and Cash Equivalents, Beginning of Period	48.8	90.0
Cash and Cash Equivalents, End of Period	$42.4	$79.3

See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. The Company and Basis of Presentation
The Company
Aviat Networks, Inc. (the "Company,” “we,” “us,” and “our”) designs, manufactures and sells a range of wireless networking solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe. Our products include broadband wireless access base stations and customer premises equipment for fixed and mobile, point-to-point digital microwave radio systems for access, backhaul, trunking and license-exempt applications, supporting new network deployments, network expansion, and capacity upgrades.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of our management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter ended September 26, 2014 (the “first quarter of fiscal 2015”) are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2014.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. Significant intercompany transactions and accounts have been eliminated.
We operate on a 52-week or 53-week year ending on the Friday nearest June 30. The first quarter of fiscal 2015 and 2014 included 13 weeks in each quarter.

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
Summary of Significant Accounting Policies
There have been no material changes in our significant accounting policies as of and for the first quarter of fiscal 2015, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 27, 2014.

Recently Adopted Accounting Standards
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. This new guidance requires entities, if certain criteria are met, to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. We adopted this new guidance in the first quarter of fiscal 2015 and the adoption of this standard did not have an effect on our consolidated financial position or results of operations.
Recently Issued Accounting Standards
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us beginning in our fiscal year 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial position or results of operations.
Note 2. Accumulated Other Comprehensive Income (Loss)
The changes in components of our accumulated other comprehensive loss during the first quarter of fiscal 2015 are as follows:

	Foreign Currency Translation Adjustment (“CTA”)	Hedging Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(In millions)
Balance as of June 27, 2014	$(2.9)	$—	$(2.9)
Foreign currency translation loss	(1.3)	—	(1.3)
Net unrealized gain on cash flow hedges	—	0.1	0.1
Balance as of September 26, 2014	$(4.2)	$0.1	$(4.1)

Note 3. Net Loss Per Share of Common Stock
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

	Quarter Ended
	September 26, 2014	September 27, 2013
	(In millions)
Stock options	7.4	5.3
Restricted stock awards and units and performance shares and units	0.2	0.8
Total potential shares of common stock excluded	7.6	6.1

Note 4. Balance Sheet Components
Receivables, net
Our receivables are summarized below:

	September 26, 2014	June 27, 2014
	(In millions)
Accounts receivable	$92.0	$84.6
Less allowances for collection losses	(7.5)	(7.4)
	$84.5	$77.2
We regularly require letters of credit from certain customers and we generally discount these letters of credit with various financial institutions. Under these arrangements, collection risk is fully transferred to the financial institutions. We record the cost of discounting these letters of credit as interest expense. Total customer letters of credit being discounted and related interest expense were as follows:

	Quarter Ended
	September 26, 2014	September 27, 2013
	(In millions)
Customer letters of credit being discounted	$—	$1.8
Interest expense	$—	$—
Inventories
Our inventories are summarized below:

	September 26, 2014	June 27, 2014
	(In millions)
Finished products	$27.1	$25.3
Work in process	7.8	5.3
Raw materials and supplies	8.4	7.5
	$43.3	$38.1
Deferred cost of sales included within finished goods	$6.0	$3.2
Consigned inventories included within raw materials	$5.4	$6.6
We recorded charges to adjust our inventory and customer service inventory to the lower of cost or market. These charges were primarily due to excess and obsolete inventory resulting from product transitioning and discontinuance, or customer insolvency. During the first quarter of fiscal 2015 and 2014, such charges incurred were classified in cost of product sales as follows:

	Quarter Ended
	September 26, 2014	September 27, 2013
	(In millions, except percentages)
Excess and obsolete inventory and deferred cost of sales charges	$1.5	$1.3
Customer service inventory write-downs	0.6	0.4
	$2.1	$1.7
As % of revenue	2.5%	1.8%
Property, Plant and Equipment, net
Our property, plant and equipment, net are summarized below:

	September 26, 2014	June 27, 2014
	(In millions)
Land	$0.7	$0.7
Buildings and leasehold improvements	10.4	10.3
Software	13.2	13.2
Machinery and equipment	48.0	47.1
	72.3	71.3
Less accumulated depreciation and amortization	(43.6)	(42.0)
	$28.7	$29.3
Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was as follows:

	Quarter Ended
	September 26, 2014	September 27, 2013
	(In millions)
Depreciation and amortization	$1.6	$1.4
Accrued Warranties
We accrue for the estimated cost to repair or replace products under warranty at the time of sale. Changes in our warranty liability, which are included as a component of other accrued expenses in the consolidated balance sheets, during the first quarter of fiscal 2015 and 2014 were as follows:

	Quarter Ended
	September 26, 2014	September 27, 2013
	(In millions)
Balance as of the beginning of the fiscal year	$3.8	$3.3
Warranty provision for revenue recorded during the period	1.0	1.4
Consumption during the period	(1.3)	(1.4)
Balance as of the end of the period	$3.5	$3.3
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
The carrying amounts, estimated fair values and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of September 26, 2014 and June 27, 2014 were as follows:

	September 26, 2014		June 27, 2014		Valuation Inputs
	Cost	Fair Value	Cost	Fair Value
	(In millions)
Assets:
Cash equivalents:
Money market funds	$7.8	$7.8	$10.2	$10.2	Level 1
Bank certificates of deposit	$0.3	$0.3	$3.5	$3.5	Level 2
Other current assets:
Foreign exchange forward contracts	$0.1	$0.1	$—	$—	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items include shares in money market funds purchased from two major financial institutions. As of September 26, 2014 and June 27, 2014, these money market shares were valued at $1.00 net asset value per share by these financial institutions.
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
Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first quarter of fiscal 2015 and 2014, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.
Note 6. Credit Facility and Debt
On March 28, 2014, we entered into a Second Amended and Restated Loan Agreement with Silicon Valley Bank (the "SVB Credit Facility"). This agreement amends and restates our existing First Amended and Restated Loan and Security Agreement, which was entered into on September 27, 2013 and amended on October 29, 2013, November 20, 2013 and February 10, 2014, respectively, providing for certain amendments to the maximum borrowing limit and financial covenants. On September 27, 2013, we repaid the remaining $1.7 million outstanding balance of the original $8.3 million two-year term loan that we borrowed on January 30, 2012. As of September 26, 2014, our outstanding debt under the SVB Credit Facility consisted of the $6.0 million borrowings that we advanced under a previous SVB credit facility in fiscal 2011.
The SVB Credit Facility provides for a committed amount of up to $40.0 million, with a $30.0 million sublimit that can be borrowed by our Singapore subsidiary. Borrowings that may be advanced under the SVB Credit Facility at the lesser of $40.0 million or a borrowing base equal to a specified percentage of the value of eligible accounts receivable and U.S. unbilled accounts of the Company, subject to certain reserves and eligibility criteria. The SVB Credit Facility can also be utilized to issue letters of credit. Principal, together with all accrued and unpaid interest, is due and payable on September 26, 2016. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. We currently do not expect to repay any loans within the next 12 months. As of September 26, 2014, available credit under the SVB Credit Facility was $26.1 million reflecting the calculated borrowing base of $38.0 million less existing borrowings of $6.0 million and outstanding letters of credit of $5.9 million.

Borrowings under the SVB Credit Facility carry an interest rate computed at the daily prime rate as published in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. If a minimum adjusted quick ratio requirement is satisfied, LIBOR advances are offered at LIBOR plus a spread of 2.75%. Interest is due and payable in arrears monthly for prime rate loans and, for LIBOR rate loans, at the end of an interest period or at each three-month interval if the interest period is greater than three months. During the first quarter of fiscal 2015, the weighted average interest rate on our $6.0 million loan was 3.8%.
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
As of September 26, 2014, we were in compliance with the quarterly financial covenants contained in the SVB Credit Facility. However, as a result of uncertainty on our ability to meet the financial covenants and the fact that the SVB Credit Facility contains subjective acceleration clauses that could be triggered by the lender, the $6.0 million borrowing was classified as a current liability as of September 26, 2014.
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
The following table summarizes our costs incurred during the first quarter of fiscal 2015, estimated additional costs to be incurred and estimated total costs expected to be incurred as of September 26, 2014 under the Fiscal 2014-2015 Plan:

	Costs Incurred During Quarter Ended September 26, 2014	Cumulative Costs Incurred Through September 26, 2014	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred

	(In millions)
Severance and benefits	$0.3	$5.7	$0.8	$6.5
Facilities and other	1.3	1.7	0.4	2.1
Total for Fiscal 2014-2015 Plan	$1.6	$7.4	$1.2	$8.6
During the first quarter of fiscal 2015, our severance and benefits charges under the Fiscal 2014-2015 Plan primarily related to reductions in force in Santa Clara, California, and several international locations. We intend to substantially complete the remaining restructuring activities under the Fiscal 2014-2015 Plan by the end of the second quarter of fiscal 2015.
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

The following table summarizes our costs incurred during the first quarter of fiscal 2015 and 2014, estimated additional costs to be incurred and estimated total costs expected to be incurred as of September 26, 2014 under the Fiscal 2013-2014 Plan:

	Costs Incurred During Quarter Ended		Cumulative Costs Incurred Through September 26, 2014	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
	September 26, 2014	September 27, 2013
	(In millions)
Severance and benefits	$(0.1)	$0.6	$2.7	$—	$2.7
Facilities and other	—	3.9	4.3	0.7	5.0
Total for Fiscal 2013-2014 Plan	$(0.1)	$4.5	$7.0	$0.7	$7.7
During the first quarter of fiscal 2015, we wrote off certain accrued outplacement service benefits under the Fiscal 2013-2014 Plan. Facilities and other charges in the first quarter of fiscal 2015 included obligations under a non-cancelable lease for facilities that we ceased to use at our Santa Clara, California headquarters and certain U.S. and international field offices. We have completed a majority of the remaining restructuring activities in fiscal 2014. As of September 26, 2014, the remaining additional costs to be incurred under the Fiscal 2013-2014 Plan were related to our facility charges through the remaining lease term.
Restructuring Liabilities
Our restructuring liabilities consisted primarily of accrued severance and benefits as well as facilities restructuring reserves related to our office leases in California and North Carolina. The information in the following table summarizes the changes in our restructuring liabilities during the first quarter of fiscal 2015:

	Severance and Benefits	Facilities and Other	Total
	(In millions)
Restructuring liabilities as of June 27, 2014	$1.5	$3.7	$5.2
Provision and adjustments	0.2	1.3	1.5
Cash payments	(0.9)	(0.5)	(1.4)
Restructuring liabilities as of September 26, 2014	$0.8	$4.5	$5.3
Current portion of restructuring liabilities as of September 26, 2014			$2.5
Long-term portion included in other long-term liabilities as of September 26, 2014			$2.8
Note 8. Divestiture
In March 2011, our board of directors approved a plan for the sale of our WiMAX business. On September 2, 2011, we sold to EION Networks, Inc. (“EION”) our WiMAX business and related assets consisting of certain technology, inventory and equipment. As consideration for the sale of assets, EION agreed to pay us $0.4 million in cash and up to $2.8 million in additional cash payments contingent upon specific factors related to future WiMAX business performance. As of September 26, 2014, we received $0.1 million of such contingent payments and do not expect any further payments from EION. EION is entitled to receive cash payments up to $2.0 million upon collection of certain WiMAX accounts receivable. As of September 26, 2014, we have paid $1.6 million to EION and reduced $0.4 million of our liability to EION primarily resulting from the write-down of the corresponding WiMAX accounts receivable. As of September 26, 2014 and June 27, 2014, our accrued liabilities related to the disposition of the WiMAX business were zero and $0.1 million, respectively, and we do not expect to make any future payments to EION.
In the third quarter of fiscal 2011, we began accounting for the WiMAX business as a discontinued operation and, therefore, the operating results of our WiMAX business were included in discontinued operations in our condensed consolidated financial statements for all periods presented. The income recognized in the first quarter of fiscal 2015 was primarily due to the recovery of certain WiMAX customer receivables that was previously written down and a gain on disposition of WiMAX resulting from an adjustment on accrued liabilities to EION.

Summary results of operations for the WiMAX business were as follows:

	Quarter Ended
	September 26, 2014	September 27, 2013
	(In millions)
Revenues	$—	$—
Income from operations related to WiMAX	$0.1	$0.1
Gain on disposal	0.1	—
Income taxes	—	—
Income from discontinued operations	$0.2	$0.1
Note 9. Stockholders’ Equity
2007 Stock Equity Plan and Activities
As of September 26, 2014, we had one stock incentive plan for our employees and nonemployee directors, the 2007 Stock Equity Plan, as amended and restated effective November 17, 2011 (the “2007 Stock Plan”). The 2007 Stock Plan provides for accelerated vesting of certain share-based awards if there is a change in control of the Company. The 2007 Stock Plan also provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units. We have various incentive programs under the 2007 Stock Plan, including annual and long-term incentive programs ("AIP" or "LTIP"), a global equity program ("GEP") and product development incentive programs (“PDIP”).
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
During the first quarter of fiscal 2015, we granted options to purchase 216,787 shares of our common stock to employees under our 2007 Stock Plan.
Upon the exercise of stock options, vesting of restricted stock awards and units, or vesting of performance share awards and units, we issue new shares of our common stock to our employees. All awards that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2007 Stock Plan and made available for future grants. Shares of our common stock remaining available for future issuance under the 2007 Stock Plan totaled 3,782,401 as of September 26, 2014.

Share-Based Compensation
Total compensation expense for share-based awards included in our condensed consolidated statements of operations for the first quarter of fiscal 2015 and 2014 was as follows:

	Quarter Ended
(In millions)	September 26, 2014	September 27, 2013
By Expense Category:
Cost of revenues	$0.1	$0.1
Research and development	—	0.2
Selling and administrative	0.5	1.2
Total share-based compensation expense	$0.6	$1.5
By Types of Award:
Options	$0.5	$0.6
Restricted stock awards and units	0.1	0.3
Performance shares	—	0.6
Total share-based compensation expense	$0.6	$1.5
As of September 26, 2014, there was $2.1 million of total unrecognized compensation expense related to nonvested share-based awards granted under our 2007 Stock Plan. This expense is expected to be recognized over a weighted average period of 1.63 years.
The fair value of each option grant under our 2007 Stock Plan was estimated using the Black-Scholes option pricing model on the date of grant. A summary of the significant weighted average assumptions we used in the Black-Scholes valuation model is as follows:

	Quarter Ended
	September 26, 2014	September 27, 2013
Expected dividends	—%	—%
Expected volatility	53.3%	54.5%
Risk-free interest rate	1.35%	1.28%
Expected term (years)	3.81	4.49
Weighted average grant date fair value per share granted	$0.51	$1.18
Note 10. Segment and Geographic Information
We operate in one reportable business segment: the design, manufacturing and sale of a range of wireless networking products, solutions and services. We conduct business globally and our sales and support activities are managed on a geographic basis. Our Chief Executive Officer is our Chief Operating Decision Maker (the “CODM”).

We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for the first quarter of fiscal 2015 and 2014 was as follows:

	Quarter Ended
(In millions)	September 26, 2014	September 27, 2013
North America	$38.6	$33.7
Africa and Middle East	24.6	37.0
Europe and Russia	8.2	8.6
Latin America and Asia Pacific	11.0	14.1
Total Revenue	$82.4	$93.4
During the first quarter of fiscal 2015 and 2014, we had one international customer in Africa (Mobile Telephone Networks Group or "MTN Group") that accounted for more than 10% of our total revenue. MTN Group also accounted for more than 10% of our accounts receivable at September 26, 2014 and June 27, 2014.

Note 11. Income Taxes
Our effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where we cannot recognize tax benefits on current losses. During interim periods, we accrue tax expenses for foreign jurisdictions that are anticipated to be profitable for fiscal 2015.
The determination of our provision for the first quarter of fiscal 2015 and 2014 was based on our estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. The tax expense for the first quarter of fiscal 2015 was primarily attributable to tax expense related to profitable foreign subsidiaries.
We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Singapore and Nigeria. The earliest years that are open and subject to potential audits for these jurisdictions are as follows: U.S. — 2003; Singapore — 2006; and Nigeria — 2011.
We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign, and state income taxes. During the first quarter of fiscal 2015 and 2014, we accrued $0.0 million and $0.1 million of additional interest, respectively.
Note 12. Commitments and Contingencies

Operating Lease Commitments
We lease office and manufacturing facilities under non-cancelable operating leases expiring at various dates through April 2020. We lease approximately 129,000 square feet of office space in Santa Clara, California as our corporate headquarters. As of September 26, 2014, future minimum lease payments for our headquarters total $14.5 million through April 2020. As of September 26, 2014, approximately three-fourths of our Santa Clara headquarters building was vacated and available for sublease.
As of September 26, 2014, our future minimum lease payments under all non-cancelable operating leases with an initial lease term in excess of one year were as follows:

Fiscal Years Ending in June	Amounts
(In millions)
2015 (three quarters remaining)	$3.6
2016	4.1
2017	2.9
2018	2.9
2019	2.9
Thereafter (through April 2020)	2.4
Total	$18.8
These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We sublease a portion of our facilities to third parties and total minimum rentals to be received in the future under our non-cancelable subleases was $0.2 million as of September 26, 2014.
Rental expense for operating leases, including rentals on a month-to-month basis was as follows:

	Quarter Ended
	September 26, 2014	September 27, 2013
	(In millions)
Rent expense	$1.8	$2.2
Purchase Orders and Other Commitments
From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf, in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of September 26, 2014, we had outstanding purchase obligations with our suppliers or contract manufacturers of $36.7 million.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of September 26, 2014, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of September 26, 2014, we had commercial commitments of $48.0 million outstanding that were not recorded in our condensed consolidated balance sheets. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid on the performance guarantees.
Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our software products infringe the intellectual property rights of a third party. As of September 26, 2014, we have not received any notice that any customer is subject to an infringement claim arising from the use of our software products; we have not received any request to defend any customers from infringement claims arising from the use of our software products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our software products. Because the outcome of infringement disputes is related to the specific facts of each case, and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of September 26, 2014, we had not recorded any liabilities related to these indemnifications.
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
Other factors besides those listed here also could adversely affect us. See “Item 1A. Risk Factors” in our fiscal 2014 Annual Report on Form 10-K for more information regarding factors that may cause our results to differ materially from those expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q.
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

Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2014 and 2015 Results
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes. In the discussion below, our fiscal year ending July 3, 2015 is referred to as “fiscal 2015” or “2015” and fiscal year ended June 27, 2014 as “fiscal 2014” or “2014”.
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
Operations Review
The market for mobile backhaul continues to be our primary addressable market segment and, over the long term, the demand for increasing the backhaul capacity in our customers' networks continues to grow. In North America we supported long-term evolution ("LTE") deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. Internationally, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of some large 3G deployments, and the emergence of early stage LTE deployments. Our position continues to be to support our customers for LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. We continue to find that our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. However, as disclosed above and in the “Risk Factors” section in Item 1A of our fiscal 2014 Annual Report on Form 10-K, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we service.
During the third quarter of fiscal 2014, in line with the decrease in revenue that we experienced and our reduced forecast for the immediate future, we announced a new restructuring plan (the “Fiscal 2014-2015 Plan”). Our restructuring expenses incurred during the first quarter of fiscal 2015 primarily related to this plan and we intend to complete a majority of the remaining restructuring activities under the current plans by the end of second quarter of fiscal 2015. See “Restructuring Charges” below.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and Middle East, (2) Europe and Russia, and (3) Latin America and Asia Pacific. Revenue by region for the first quarter of fiscal 2015 and 2014 and the related changes are shown in the table below:

	Quarter Ended
(In millions, except percentages)	September 26, 2014	September 27, 2013	$ Change	% Change
North America	$38.6	$33.7	$4.9	14.5%
Africa and Middle East	24.6	37.0	(12.4)	(33.5)%
Europe and Russia	8.2	8.6	(0.4)	(4.7)%
Latin America and Asia Pacific	11.0	14.1	(3.1)	(22.0)%
Total Revenue	$82.4	$93.4	$(11.0)	(11.8)%
Our revenue in North America increased $4.9 million, or 14.5%, during the first quarter of fiscal 2015 compared with the same quarter of fiscal 2014. While revenue from wireless operator customers increased slightly, the majority of the increase in the first quarter of fiscal 2015 came from government and utility markets.
Our revenue in Africa and Middle East was down $12.4 million, or 33.5%, for the first quarter of fiscal 2015 compared with the same quarter of fiscal 2014. The majority of this decrease was from our business in Africa, where our customers continued to closely manage their capital spending.
Revenue in Europe and Russia decreased $0.4 million, or 4.7%, for the first quarter of fiscal 2015 compared with the same quarter of fiscal 2014. This increase came from normal variances in purchase patterns with our larger customers in the sector.
Revenue in Latin America and Asia Pacific decreased $3.1 million, or 22.0%, during the first quarter of fiscal 2015 compared with the same quarter in fiscal 2014. The decrease was primarily due to fewer deliveries to customers in Latin America in the first quarter of fiscal 2015, while our business in Asia Pacific was slightly up.
Our revenue from product sales was down by $7.6 million, or 12.0%, for the first quarter of fiscal 2015 compared with the same quarter in fiscal 2014. The decrease came primarily from weaker sales in Africa and Latin America, offset in part by stronger product sales in North America and Asia. Our services revenue was down by $3.4 million, or 11.4%, during the first quarter of fiscal 2015 compared with the same quarter of fiscal 2014, due to reduced service activities in North America.
During the first quarter of fiscal 2015 and 2014, the MTN Group in Africa accounted for more than 10% of our total revenue. We have entered into separate and distinct contracts with MTN Group as well as separate arrangements with various MTN Group subsidiaries. The loss of all business from the MTN Group could adversely affect our results of operations, cash flows and financial position.
Gross Margin

	Quarter Ended
(In millions, except percentages)	September 26, 2014	September 27, 2013	$ Change	% Change
Revenue	$82.4	$93.4	$(11.0)	(11.8)%
Cost of revenue	60.6	70.3	(9.7)	(13.8)%
Gross margin	$21.8	$23.1	$(1.3)	(5.6)%
% of revenue	26.5%	24.7%

Gross margin for the first quarter of fiscal 2015 was lower by $1.3 million, or 5.6%, compared with the same quarter of fiscal 2014. Most of the gross margin decrease came from lower sales volume in the quarter, primarily in Africa and Middle East and Latin America. These decreases were offset in part by an increase in North America margins.  Gross margin as a percentage of revenue increased in the first quarter of fiscal 2015 compared with the same quarter of fiscal 2014, primarily due to higher product and service gross margin rates in North America, offset in part by lower profitability in other regions, and reduced supply chain costs compared to the previous year period. Much of these gross margin rate variances were driven by changes in the mix of products and services delivered.
Research and Development Expenses

	Quarter Ended
(In millions, except percentages)	September 26, 2014	September 27, 2013	$ Change	% Change
Research and development	$6.6	$9.7	$(3.1)	(32.0)%
% of revenue	8.0%	10.4%
Our research and development (“R&D”) expenses decreased $3.1 million, or 32.0%, in the first quarter of fiscal 2015 compared with the same quarter in fiscal 2014, primarily due to a $1.8 million reduction in personnel and related expenses, a $0.6 million decrease in new product development costs, a $0.4 million decrease in facility expense due to restructuring of R&D in Santa Clara, California, and a $0.2 million decrease in share-based compensation expenses.
Selling and Administrative Expenses

	Quarter Ended
(In millions, except percentages)	September 26, 2014	September 27, 2013	$ Change	% Change
Selling and administrative	$19.2	$22.2	$(3.0)	(13.5)%
% of revenue	23.3%	23.8%
Our selling and administrative expenses declined $3.0 million, or 13.5%, in the first quarter of fiscal 2015 compared with the same period in fiscal 2014. The decrease for the first quarter of fiscal 2015 compared with the same quarter in fiscal 2014 was primarily due to a $2.2 million decrease in personnel and related expenses, a $0.7 million decrease in share-based compensation expenses resulting from employee terminations and full vesting of stock awards in prior periods, and a $0.5 million decrease in sales incentive compensation partially offset by a $0.3 million increase in amortization expense of our enterprise resource planning software, and $0.7 million increase in professional fees associated with the annual audit and quarterly review of our financial statements.
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
Our restructuring charges by plan for first quarter of fiscal 2015 and 2014 are summarized in the table below:

	Quarter Ended
(In millions, except percentages)	September 26, 2014	September 27, 2013	$ Change	% Change
Restructuring charges	$1.5	$4.5	$(3.0)	(66.7)%
By Plan:
Fiscal 2014-2015 Plan	$1.6	$—	$1.6
Fiscal 2013-2014 Plan	$(0.1)	$4.5	$(4.6)
Our restructuring expenses consisted primarily of severance and related benefit charges and facilities costs related to obligations under non-cancelable leases for facilities that we ceased to use. Restructuring charges for the first quarter of fiscal 2015 included a $1.3 million facilities charge related to ceasing to use a portion of our Santa Clara headquarters building and a $0.2 million employee termination charge. We have substantially completed our activities under the Fiscal 2013-2014 Plan and intend to complete a majority of the remaining restructuring activities under the Fiscal 2014-2015 Plan by the end of the second quarter of fiscal 2015.
Interest Income and Interest Expense

	Quarter Ended
(In millions)	September 26, 2014	September 27, 2013
Interest income	$0.1	$—
Interest expense	$(0.1)	$(0.1)
Interest income reflected interest earned on our cash equivalents which were comprised of money market funds and certificates of deposit.
Interest expense was primarily related to interest associated with borrowings, term loan and letters of credit under the SVB Credit Facility.
Income Taxes

	Quarter Ended
(In millions, except percentages)	September 26, 2014	September 27, 2013	$ Change
Loss from continuing operations before income taxes	$(5.6)	$(13.5)	$7.9
Provision for income taxes	$0.3	$0.2	$0.1
% of loss from continuing operations before income taxes	(5.4)%	(1.5)%

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

Income from Discontinued Operations

	Quarter Ended
(In millions)	September 26, 2014	September 27, 2013	$ Change
Income from discontinued operations, net of tax	$0.2	$0.1	$0.1
Our discontinued operations consist of the WiMAX business, which was sold to EION on September 2, 2011. We completed the business transition with EION in fiscal 2012. The income recognized in the first quarter of fiscal 2015 was primarily due to the recovery of certain WiMAX customer receivables that were previously written down and a $0.1 million write-off of accrued liabilities due to EION. The income recognized in the first quarter of fiscal 2014 was primarily due to recovery of certain WiMAX deferred cost of sales that was previously written down.

Liquidity and Capital Resources
Sources of Cash
As of September 26, 2014, our total cash and cash equivalents were $42.4 million. Approximately $7.4 million, or 18% of our total cash and cash equivalents, was held by entities domiciled in the United States. The remaining balance of $35.0 million, or 83%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries at September 26, 2014, $24.3 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested and would be subject to U.S. taxes if repatriated.
As of September 26, 2014, our principal sources of liquidity consisted of the $42.4 million in cash and cash equivalents, $26.1 million of available credit under our $40.0 million SVB Credit Facility, and future collections of receivables from customers. As of September 26, 2014, we were in compliance with the financial covenants contained in the SVB Credit Facility. We regularly require letters of credit from some customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically our primary sources of liquidity have been cash flows from operations, credit facilities and cash proceeds from sale of our equity securities. During the first quarter of fiscal 2015, our total cash and cash equivalents decreased by $6.4 million primarily due to $1.2 million of cash being used for capital expenditures and $4.7 million of cash used in operating activities.
Cash used in operating activities was $4.7 million in the first quarter of fiscal 2015, primarily due to our net loss of $5.7 million, adjusted by non-cash expense items of $4.5 million, increases in inventories of $6.7 million and accounts receivables of $7.4 million, partially offset by increases in accounts payable and accrued expenses of $3.1 million and in customer advance payments and unearned income of $8.2 million. The increase in inventories was primarily due to higher deferred cost of sales associated with higher unearned income and the timing of customer shipments. The increase in accounts receivable was due to the billings during the first quarter of fiscal 2015 exceeding collections, including higher billings associated with higher unearned income. The increases in accounts payable and accrued expenses were primarily due to the timing of payments to our contract manufacturers and suppliers for inventory purchases. The increase in customer advance payments and unearned income was due to the timing of revenue recognition on several large contracts and a large advanced payment from a customer in the first quarter of 2015. We used $1.4 million in cash during the first quarter of fiscal 2015 on expenses related to restructuring liabilities.
During the remainder of fiscal year 2015, we expect to spend approximately $5.1 million for capital expenditures, primarily on equipment for development of new products and to support customer managed services.
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
Available Credit Facility, Borrowings and Repayment of Debt
On March 28, 2014, we entered into the SVB Credit Facility. This agreement amends and restates our existing First Amended and Restated Loan and Security Agreement, which was entered into on September 27, 2013 and amended on October 29, 2013, November 20, 2013 and February 10, 2014, respectively, providing for certain amendments to the maximum borrowing limit and financial covenants. On September 27, 2013, we repaid the remaining $1.7 million outstanding balance of the original $8.3 million two-year term loan that we borrowed on January 30, 2012. As of September 26, 2014, our outstanding debt under the SVB Credit Facility consisted of the $6.0 million borrowings that we advanced under a previous SVB credit facility in fiscal 2011.
The SVB Credit Facility provides for a committed amount of up to $40.0 million, with a $30.0 million sublimit that can be borrowed by our Singapore subsidiary. Borrowings that may be advanced under the SVB Credit Facility at the lesser of $40.0 million or a borrowing base equal to a specified percentage of the value of eligible accounts receivable and U.S. unbilled accounts of the Company, subject to certain reserves and eligibility criteria. The SVB Credit Facility can also be utilized to issue letters of credit. Principal, together with all accrued and unpaid interest, is due and payable on September 26, 2016. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. We currently do not expect to repay any loans within the next 12 months. As of September 26, 2014, available credit under the SVB Credit Facility was $26.1 million reflecting the calculated borrowing base of $38.0 million less existing borrowings of $6.0 million and outstanding letters of credit of $5.9 million.
Borrowings under the SVB Credit Facility carry an interest rate computed at the daily prime rate as published in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. If a minimum adjusted quick ratio requirement is satisfied, LIBOR advances are offered at LIBOR plus a spread of 2.75%. Interest is due and payable in arrears monthly for prime rate loans and, for LIBOR rate loans, at the end of an interest period or at each three-month interval if the interest period is greater than three months. During the first quarter of fiscal 2015, the weighted average interest rate on our $6.0 million loan was 3.8%.
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
As of September 26, 2014, we were in compliance with the quarterly financial covenants contained in the SVB Credit Facility. However, as a result of uncertainty on our ability to meet the financial covenants and the fact that the SVB Credit Facility contains subjective acceleration clauses that could be triggered by the lender, the $6.0 million borrowing was classified as a current liability as of September 26, 2014.
Restructuring Payments
We have liabilities for restructuring activities totaling $5.3 million as of September 26, 2014, $2.5 million of which is classified as current liability and expected to be paid out in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.
Contractual Obligations and Commercial Commitments
The amounts disclosed in our fiscal 2014 Annual Report on Form 10-K include our commercial commitments and contractual obligations. During the first quarter of fiscal 2015, no material changes occurred in our contractual obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our fiscal 2014 Annual Report on Form 10-K. Please refer to Note 12, "Commitments and Contingencies" in this Quarterly Report on Form 10-Q.
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
Critical Accounting Estimates
For information about our critical accounting estimates, see the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2014 Annual Report on Form 10-K.

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
As of September 26, 2014, we had foreign currency forward contracts outstanding with a total notional amount of $23.2 million consisting of 11 different currencies. The following is a summary of the gross notional amount of our outstanding contracts grouped by the underlying foreign currency as of September 26, 2014:

Currency	Notional Contract Amount (Local Currency)	Notional Contract Amount (USD)
	(In millions)
Australian dollar	1.2	$1.0
Canadian dollar	1.2	1.1
Euro	7.7	10.0
Indian rupee	207.4	3.4
Philippine peso	145.4	3.3
Polish zloty	2.9	0.9
Singapore dollar	1.6	1.3
Republic of South Africa rand	15.9	1.4
Other currencies	N/A	0.8
Total of all currency forward contracts		$23.2

Net foreign exchange loss recorded in our consolidated statements of operations during the first quarter of fiscal 2015 and 2014 was as follows:

	Quarter Ended
(In millions)	September 26, 2014	September 27, 2013
Foreign exchange loss, net	$(0.4)	$(0.2)
A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of September 26, 2014 would have an impact of approximately $2.3 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
Certain of our international business was transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars is included as a component of stockholders’ equity. As of September 26, 2014 and June 27, 2014, the cumulative translation adjustment decreased our stockholders’ equity by $4.2 million and $2.9 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our credit facility.
Exposure on Cash Equivalents
We had $42.4 million in total cash and cash equivalents as of September 26, 2014. Cash equivalents totaled $8.1 million as of September 26, 2014 and were comprised of money market funds and certificates of deposit. Cash equivalents have been recorded at fair value on our balance sheet.
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
The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents held as of September 26, 2014 was five days, and these investments had an average yield of 0.9% per annum. A 10% change in interest rates on our cash and cash equivalents is not expected to have a material impact on our financial position, results of operations or cash flows.
Exposure on Borrowings
During the first quarter of fiscal 2015, we had $6.0 million of borrowings outstanding under the SVB Credit Facility that incurred interest at the prime rate plus a spread of 0.50% to 1.50%. During the first quarter of fiscal 2015, our weighted average interest rate was 3.8% and we recorded total interest expense of $0.1 million on these borrowings.
A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations or cash flows since interest on our borrowings is not material to our overall financial position.

Item 4. Controls and Procedures
(a) Material Weaknesses on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the Company’s assessment of the effectiveness of internal control over financial reporting, the Company identified the following material weaknesses that existed as of June 27, 2014 that continued to exist as of September 26, 2014:

•
COSO Components, Excluding Control Activities. We determined that our controls pertaining to the control environment, risk assessment, monitoring activities and information and communication activities did not operate effectively, resulting in a material weakness pertaining to these COSO components. Specifically, (i) with respect to the control environment, we did not maintain a sufficient complement of adequately trained personnel with an appropriate level of knowledge, experience, skills and training commensurate with our financial reporting requirements and business environment; (ii) with respect to risk assessment, we did not identify risks associated with (a) implementing our newly installed worldwide enterprise resource planning system, used for financial reporting purposes, including assessing the adequacy of staffing levels and training needs of our global accounting and financial reporting staff, segregation of duty conflicts and the adequacy and effectiveness of compensating controls; (b) the completeness and accuracy of information underlying accounting estimates used in management review controls and procedures, including appropriately documenting risk tolerance and precision of such controls;and (c) certain processes, further noted in the Control Activities discussion below, resulting in inadequately designed control activities; (iii) with respect to information and communication, we did not (a) sufficiently promote an appropriate level of control awareness or commit appropriate human or financial resources to support the development of necessary information systems, including system controls and training related to our newly installed worldwide enterprise resource planning system; and (b) ensure the completeness, accuracy and timeliness of communications between the project management and accounting functions regarding our percentage-of-completion contracts; and (iv) with respect to monitoring activities, (a) we did not design and maintain effective controls for the review, supervision and monitoring of our accounting operations and evaluating the adequacy of our internal control over financial reporting, including adequate documentation of control performance; (b) there were insufficient procedures to effectively determine the adequacy of our internal control over financial reporting; and (c) due to unanticipated turnover in the finance organization late in our fiscal year we did not maintain a sufficient number of accounting professionals with an appropriate level of knowledge, experience, skills and training to monitor our compliance with internal control over financial reporting at both our domestic and international locations. The deficiencies in these COSO components are interrelated and represent a material weakness. This material weakness contributed to the other material weaknesses described below and an environment where there was more than a remote likelihood that a material misstatement of the interim and annual consolidated financial statements could occur and not be prevented or detected. As a result, adjustments to various accounts were made to correct immaterial errors to the financial statements.

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
As of September 26, 2014, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon the evaluation and as a result of the material weaknesses described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 26, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level.
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
There were no changes in our internal control over financial reporting during the quarter ended September 26, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than progress with respect to the implementation of certain remediation efforts, as described below.

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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
Please refer to Legal Proceedings under Note 12, "Commitments and Contingencies" in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows and financial condition set forth under Item 1A, Risk Factors, in our fiscal 2014 Annual Report on Form 10-K.
We do not believe that there have been any other material additions or changes to the risk factors previously disclosed in our fiscal 2014 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 6. Exhibits
The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Descriptions

10.1
Letter Agreement, dated July 25, 2014, between Aviat Networks, Inc., and Charles D. Kissner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 28, 2014, File No. 001-33278)

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
Date: December 19, 2014

By:	/s/ John J. Madigan
John J. Madigan Vice President, Corporate Controller and Principal Accounting Officer (Principal accounting officer and duly authorized officer)

EXHIBIT INDEX
The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Descriptions

10.1
Letter Agreement, dated July 25, 2014, between Aviat Networks, Inc., and Charles D. Kissner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 28, 2014, File No. 001-33278)

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