Form 10-Q
period 2014-12-26
AVIAT NETWORKS, INC.
filed 2015-02-04
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock as of January 26, 2015 was 62,328,265 shares.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended December 26, 2014

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended		Two Quarters Ended
(In millions, except per share amounts)	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
Revenues:
Revenue from product sales	$58.0	$51.9	$113.9	$115.4
Revenue from services	34.5	33.9	61.0	63.8
Total revenues	92.5	85.8	174.9	179.2
Cost of revenues:
Cost of product sales	42.4	41.0	83.8	88.6
Cost of services	24.9	23.5	44.1	46.2
Total cost of revenues	67.3	64.5	127.9	134.8
Gross margin	25.2	21.3	47.0	44.4
Operating expenses:
Research and development expenses	6.4	9.4	13.0	19.1
Selling and administrative expenses	21.2	22.2	40.4	44.4
Amortization of identifiable intangible assets	0.1	0.1	0.2	0.2
Restructuring charges	—	0.3	1.5	4.8
Total operating expenses	27.7	32.0	55.1	68.5
Operating loss	(2.5)	(10.7)	(8.1)	(24.1)
Interest income	0.1	0.1	0.2	0.1
Interest expense	(0.2)	(0.1)	(0.3)	(0.2)
Loss from continuing operations before income taxes	(2.6)	(10.7)	(8.2)	(24.2)
Provision for (benefit from) income taxes	0.6	(0.5)	0.9	(0.3)
Loss from continuing operations	(3.2)	(10.2)	(9.1)	(23.9)
Income (loss) from discontinued operations, net of tax	(0.1)	0.3	0.1	0.4
Net loss	$(3.3)	$(9.9)	$(9.0)	$(23.5)
Basic and diluted income (loss) per common share:
Continuing operations	$(0.05)	$(0.17)	$(0.15)	$(0.39)
Discontinued operations	$(0.00)	$0.00	$0.00	$0.01
Net loss	$(0.05)	$(0.16)	$(0.14)	$(0.38)
Weighted average shares outstanding, basic and diluted	62.1	61.8	62.1	61.8

See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Quarter Ended		Two Quarters Ended
(In millions)	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
Net loss	$(3.3)	$(9.9)	$(9.0)	$(23.5)
Other comprehensive income (loss):
Cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges	0.1	(0.1)	0.2	(0.3)
Reclassification adjustment for realized net gain on cash flow hedges included in net loss	—	0.1	—	—
Net change in unrealized gain or loss on cash flow hedges	0.1	—	0.2	(0.3)
Foreign currency translation gain (loss)	(2.0)	0.1	(3.3)	0.5
Other comprehensive income (loss)	(1.9)	0.1	(3.1)	0.2
Comprehensive loss	$(5.2)	$(9.8)	$(12.1)	$(23.3)

See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	December 26, 2014	June 27, 2014
ASSETS
Current Assets
Cash and cash equivalents	$38.7	$48.8
Receivables, net	81.0	77.2
Unbilled costs	26.1	23.8
Inventories	35.5	38.1
Customer service inventories	8.9	11.4
Deferred income taxes	1.8	1.5
Other current assets	17.3	17.4
Total current assets	209.3	218.2
Long-Term Assets
Property, plant and equipment, net	27.5	29.3
Identifiable intangible assets, net	0.2	0.4
Deferred income taxes	3.3	3.4
Other assets	2.1	1.9
Total long-term assets	33.1	35.0
Total Assets	$242.4	$253.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$9.0	$6.0
Accounts payable	45.6	46.1
Accrued compensation and benefits	9.0	10.1
Other accrued expenses	34.6	32.4
Advance payments and unearned income	32.5	33.3
Deferred income taxes	0.2	0.2
Restructuring liabilities	2.3	2.8
Total current liabilities	133.2	130.9
Long-Term Liabilities
Unearned income	7.3	8.5
Other long-term liabilities	4.1	5.0
Reserve for uncertain tax positions	1.0	1.0
Deferred income taxes	5.3	5.2
Total Liabilities	150.9	150.6
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock	—	—
Common stock	0.6	0.6
Additional paid-in-capital	808.0	807.0
Accumulated deficit	(711.1)	(702.1)
Accumulated other comprehensive loss	(6.0)	(2.9)
Total Stockholders’ Equity	91.5	102.6
Total Liabilities and Stockholders’ Equity	$242.4	$253.2

See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Two Quarters Ended
(In millions)	December 26, 2014	December 27, 2013
Operating Activities
Net loss	$(9.0)	$(23.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of identifiable intangible assets	0.2	0.2
Depreciation and amortization of property, plant and equipment	3.5	3.5
Bad debt expense (recovery)	0.4	(0.2)
Share-based compensation expense	1.0	2.2
Charges for inventory and customer service inventory write-downs	3.5	3.2
Gain on disposition of the WiMAX business	(0.1)	—
Changes in operating assets and liabilities:
Receivables	(5.7)	10.8
Unbilled costs	(2.6)	(6.9)
Inventories	(0.3)	(4.2)
Customer service inventories	1.6	0.5
Accounts payable	0.6	(4.6)
Accrued expenses	2.7	1.2
Advance payments and unearned income	(1.7)	9.3
Income taxes payable or receivable	(0.4)	2.5
Reserve for uncertain tax positions and deferred taxes	(0.2)	(14.9)
Other assets and liabilities	(2.6)	3.3
Net cash used in operating activities	(9.1)	(17.6)
Investing Activities
Additions of property, plant and equipment	(2.4)	(5.4)
Net cash used in investing activities	(2.4)	(5.4)
Financing Activities
Proceeds from short-term debt	18.0	—
Repayments of short-term debt	(15.0)	(2.8)
Payments on capital leases	(0.1)	(0.1)
Proceeds from share-based compensation awards	—	0.1
Net cash provided by (used in) financing activities	2.9	(2.8)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	0.5
Net Decrease in Cash and Cash Equivalents	(10.1)	(25.3)
Cash and Cash Equivalents, Beginning of Period	48.8	90.0
Cash and Cash Equivalents, End of Period	$38.7	$64.7

See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. The Company and Basis of Presentation
The Company
Aviat Networks, Inc. (the “Company,” “we,” “us,” and “our”) designs, manufactures and sells a range of wireless networking solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe. Our products include broadband wireless access base stations and customer premises equipment for fixed and mobile, point-to-point digital microwave radio systems for access, backhaul, trunking and license-exempt applications, supporting new network deployments, network expansion, and capacity upgrades.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of our management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter and two quarters ended December 26, 2014 (the “second quarter and first two quarters of fiscal 2015”) are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2014.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. Significant intercompany transactions and accounts have been eliminated.
We operate on a 52-week or 53-week year ending on the Friday nearest June 30. The first two quarters of fiscal 2015 and 2014 included 13 weeks in each quarter.

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
Summary of Significant Accounting Policies
There have been no material changes in our significant accounting policies as of and for the first two quarters of fiscal 2015, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 27, 2014.

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
Note 2. Accumulated Other Comprehensive Income (Loss)
The changes in components of our accumulated other comprehensive loss during the first two quarters of fiscal 2015 are as follows:

	Foreign Currency Translation Adjustment (“CTA”)	Hedging Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(In millions)
Balance as of June 27, 2014	$(2.9)	$—	$(2.9)
Foreign currency translation loss	(3.3)	—	(3.3)
Net unrealized gain on cash flow hedges	—	0.2	0.2
Balance as of December 26, 2014	$(6.2)	$0.2	$(6.0)
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

	Quarter Ended		Two Quarters Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
	(In millions)
Stock options	7.1	7.5	7.3	6.0
Restricted stock awards and units and performance shares and units	0.1	0.5	0.1	0.6
Total potential shares of common stock excluded	7.2	8.0	7.4	6.6
Note 4. Balance Sheet Components
Receivables, net
Our receivables are summarized below:

	December 26, 2014	June 27, 2014
	(In millions)
Accounts receivable	$88.3	$84.6
Less allowances for collection losses	(7.3)	(7.4)
	$81.0	$77.2
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

	Quarter Ended		Two Quarters Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
	(In millions)
Customer letters of credit being discounted	$13.6	$—	$13.6	$1.8
Interest expense	$0.1	$—	$0.1	$—
Inventories
Our inventories are summarized below:

	December 26, 2014	June 27, 2014
	(In millions)
Finished products	$20.0	$25.3
Work in process	5.4	5.3
Raw materials and supplies	10.1	7.5
	$35.5	$38.1
Deferred cost of sales included within finished goods	$4.4	$3.2
Consigned inventories included within raw materials	$8.9	$6.6

We recorded charges to adjust our inventory and customer service inventory to the lower of cost or market. These charges were primarily due to excess and obsolete inventory resulting from product transitioning and discontinuance, or customer insolvency. During the first two quarters of fiscal 2015 and 2014, such charges incurred were classified in cost of product sales as follows:

	Quarter Ended		Two Quarters Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
	(In millions, except percentages)
Excess and obsolete inventory and deferred cost of sales charges	$1.1	$1.1	$2.6	$2.4
Customer service inventory write-downs	0.3	0.4	0.9	0.8
	$1.4	$1.5	$3.5	$3.2
As % of revenue	1.5%	1.7%	2.0%	1.8%
Property, Plant and Equipment, net
Our property, plant and equipment, net are summarized below:

	December 26, 2014	June 27, 2014
	(In millions)
Land	$0.7	$0.7
Buildings and leasehold improvements	10.4	10.3
Software	13.1	13.2
Machinery and equipment	47.5	47.1
	71.7	71.3
Less accumulated depreciation and amortization	(44.2)	(42.0)
	$27.5	$29.3
Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was as follows:

	Quarter Ended		Two Quarters Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
	(In millions)
Depreciation and amortization	$1.9	$2.1	$3.5	$3.5
Accrued Warranties
We accrue for the estimated cost to repair or replace products under warranty at the time of sale. Changes in our warranty liability, which are included as a component of other accrued expenses in the condensed consolidated balance sheets, during the first two quarters of fiscal 2015 and 2014 were as follows:

	Two Quarters Ended
	December 26, 2014	December 27, 2013
	(In millions)
Balance as of the beginning of the fiscal year	$3.8	$3.3
Warranty provision for revenue recorded during the period	2.6	2.8
Consumption during the period	(2.7)	(2.5)
Balance as of the end of the period	$3.7	$3.6

Note 5. Fair Value Measurements of Assets and Liabilities
We determine fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants as of the measurement date. We maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value and establish a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2 — Observable market-based inputs or observable inputs that are corroborated by market data; and

•	Level 3 — Unobservable inputs reflecting our own assumptions.
The carrying amounts, estimated fair values and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of December 26, 2014 and June 27, 2014 were as follows:

	December 26, 2014		June 27, 2014		Valuation Inputs
	Cost	Fair Value	Cost	Fair Value
	(In millions)
Assets:
Cash equivalents:
Money market funds	$5.5	$5.5	$10.2	$10.2	Level 1
Bank certificates of deposit	$0.2	$0.2	$3.5	$3.5	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items include shares in money market funds purchased from two major financial institutions. As of December 26, 2014 and June 27, 2014, these money market shares were valued at $1.00 net asset value per share by these financial institutions.
We classify items in Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources are available with reasonable levels of price transparency. Our bank certificates of deposit and foreign exchange forward contracts are classified within Level 2. Foreign currency forward contracts are measured at fair value using observable foreign currency exchange rates. The assets and liabilities related to our foreign currency forward contracts were not material as of December 26, 2014 and June 27, 2014.
Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first two quarters of fiscal 2015 and 2014, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.
Note 6. Credit Facility and Debt
On March 28, 2014, we entered into a Second Amended and Restated Loan Agreement with Silicon Valley Bank (the “SVB Credit Facility”), which was amended on September 25, 2014, October 30, 2014 and December 2, 2014 providing for the extensions of deadline for preparing and filing our fiscal 2014 financial statements with the Securities and Exchange Commission (the “SEC”). This agreement amends and restates our existing First Amended and Restated Loan and Security Agreement, which was entered into on September 27, 2013 and amended providing for certain amendments to the maximum borrowing limit and financial covenants. Our outstanding debt balance under the SVB Credit Facility was $9.0 million and $6.0 million as of December 26, 2014 and June 27, 2014.
The SVB Credit Facility provides for a committed amount of up to $40.0 million, with a $30.0 million sublimit that can be borrowed by our Singapore subsidiary. Borrowings that may be advanced under the SVB Credit Facility at the lesser of $40.0 million or a borrowing base equal to a specified percentage of the value of eligible accounts receivable and U.S. unbilled accounts of the Company, subject to certain reserves and eligibility criteria. The SVB Credit Facility can also be utilized to issue letters of credit. Principal, together with all accrued and unpaid interest, is due and payable on September 26, 2016. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of December 26, 2014, available credit under the SVB Credit Facility was $13.2 million reflecting the calculated borrowing base of $28.1 million less existing borrowings of $9.0 million and outstanding letters of credit of $5.9 million.

Borrowings under the SVB Credit Facility carry an interest rate computed at the daily prime rate as published in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. If a minimum adjusted quick ratio requirement is satisfied, LIBOR advances are offered at LIBOR plus a spread of 2.75%. Interest is due and payable in arrears monthly for prime rate loans and, for LIBOR rate loans, at the end of an interest period or at each three-month interval if the interest period is greater than three months. During the first two quarters of fiscal year 2015, the weighted average interest rate on our outstanding loan was 3.8%.
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
As of December 26, 2014, we were in compliance with the quarterly financial covenants contained in the SVB Credit Facility. However, as a result of uncertainty on our ability to meet the financial covenants and the fact that the SVB Credit Facility contains subjective acceleration clauses that could be triggered by the lender, the $9.0 million borrowing was classified as a current liability as of December 26, 2014.
Note 7. Restructuring Activities

Fiscal 2014-2015 Plan
During the third quarter of fiscal 2014, in line with the decrease in revenue that we experienced and our reduced forecast for the immediate future, we initiated a restructuring plan (the “Fiscal 2014-2015 Plan”) to reduce our operating costs, primarily in North America, Europe and Asia. Activities under the Fiscal 2014-2015 Plan primarily include reductions in force and additional facility downsizing of our Santa Clara, California headquarters.
The following table summarizes our costs incurred during the second quarter and first two quarters of fiscal 2015, estimated additional costs to be incurred and estimated total costs expected to be incurred as of December 26, 2014 under the Fiscal 2014-2015 Plan:

	Costs (Benefits) Incurred During Quarter Ended December 26, 2014	Costs Incurred During Two Quarters Ended December 26, 2014	Cumulative Costs Incurred Through December 26, 2014	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred

	(In millions)
Severance and benefits	$(0.2)	$0.1	$5.5	$1.0	$6.5
Facilities and other	0.1	1.4	1.8	0.3	2.1
Total for Fiscal 2014-2015 Plan	$(0.1)	$1.5	$7.3	$1.3	$8.6
During the second quarter of fiscal 2015, we decided to keep several U.S. employees who were previously included in the reduction of workforce and, therefore, accrued severance and benefits charges related to these employees were reversed during the quarter. We intend to substantially complete the remaining restructuring activities under the Fiscal 2014-2015 Plan in fiscal 2015.
Fiscal 2013-2014 Plan
During the fourth quarter of fiscal 2013, we initiated a restructuring plan (the “Fiscal 2013-2014 Plan”) to bring our cost structure in line with the changing business environment of the worldwide microwave radio and telecommunication markets, primarily in North America, Europe and Asia. Activities under the Fiscal 2013-2014 Plan include reductions in force and the downsizing of our Santa Clara, California headquarters and certain U.S. and international field offices to reduce our operating expenses.

The following table summarizes our costs incurred during the second quarter and first two quarters of fiscal 2015 and 2014, estimated additional costs to be incurred and estimated total costs expected to be incurred as of December 26, 2014 under the Fiscal 2013-2014 Plan:

	Costs Incurred During Quarter Ended		Costs (Benefits) Incurred During Two Quarters Ended		Cumulative Costs Incurred Through December 26, 2014	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
	(In millions)
Severance and benefits	$—	$0.3	$(0.1)	$0.9	$2.7	$—	$2.7
Facilities and other	0.1	—	0.1	3.9	4.4	0.6	5.0
Total for Fiscal 2013-2014 Plan	$0.1	$0.3	$—	$4.8	$7.1	$0.6	$7.7
During the first two quarters of fiscal 2015, we wrote off certain accrued outplacement service benefits under the Fiscal 2013-2014 Plan. Facilities and other charges in the first two quarters of fiscal 2015 included obligations under a non-cancelable lease for facilities that we ceased to use at our Santa Clara, California headquarters and certain international field offices. We substantially completed the restructuring activities under the Fiscal 2013-2014 Plan in fiscal 2014. As of December 26, 2014, the remaining additional costs to be incurred under the Fiscal 2013-2014 Plan primarily related to our facility charges through the applicable remaining lease term.
Restructuring Liabilities
Our restructuring liabilities consisted primarily of accrued severance and benefits as well as facilities restructuring reserves primarily related to our office leases in California. The information in the following table summarizes the changes in our restructuring liabilities during the first two quarters of fiscal 2015:

	Severance and Benefits	Facilities and Other	Total
	(In millions)
Restructuring liabilities as of June 27, 2014	$1.5	$3.7	$5.2
Provision and adjustments	0.0	1.5	1.5
Cash payments	(1.1)	(1.1)	(2.2)
Restructuring liabilities as of December 26, 2014	$0.4	$4.1	$4.5
Current portion of restructuring liabilities as of December 26, 2014			$2.3
Long-term portion included in other long-term liabilities as of December 26, 2014			$2.2
Note 8. Divestiture
In March 2011, our board of directors approved a plan for the sale of our WiMAX business. On September 2, 2011, we sold to EION Networks, Inc. (“EION”) our WiMAX business and related assets consisting of certain technology, inventory and equipment. As consideration for the sale of assets, EION agreed to pay us $0.4 million in cash and up to $2.8 million in additional cash payments contingent upon specific factors related to future WiMAX business performance. As of December 26, 2014, we received $0.1 million of such contingent payments and do not expect any further payments from EION. In addition, EION is entitled to receive cash payments up to $2.0 million upon collection of certain WiMAX accounts receivable. As of September 26, 2014, we have paid $1.6 million to EION and reduced $0.4 million of our liability to EION primarily resulting from the write-down of the corresponding WiMAX accounts receivable. Therefore, the accrued liabilities due to EION related to the disposition of the WiMAX business have been zero since September 26, 2014.
In the third quarter of fiscal 2011, we began accounting for the WiMAX business as a discontinued operation and, therefore, the operating results of our WiMAX business were included in discontinued operations in our condensed consolidated financial statements for all periods presented. The income recognized in the first two quarters of fiscal 2015 was primarily due to a gain on disposition of WiMAX resulting from a write-off of accrued liabilities due to EION.

Summary results of operations for the WiMAX business were as follows:

	Quarter Ended		Two Quarters Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
	(In millions)
Revenues	$—	$—	$—	$—
Income (loss) from operations related to WiMAX	$(0.1)	$0.3	$—	$0.4
Gain on disposal	—	—	0.1	—
Income taxes	—	—	—	—
Income (loss) from discontinued operations	$(0.1)	$0.3	$0.1	$0.4
Note 9. Stockholders’ Equity
2007 Stock Equity Plan and Activities
As of December 26, 2014, we had one stock incentive plan for our employees and nonemployee directors, the 2007 Stock Equity Plan, as amended and restated effective November 17, 2011 (the “2007 Stock Plan”). The 2007 Stock Plan provides for accelerated vesting of certain share-based awards if there is a change in control of the Company. The 2007 Stock Plan also provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units. We have various incentive programs under the 2007 Stock Plan, including annual and long-term incentive programs (“AIP” or “LTIP”), a global equity program (“GEP”) and product development incentive programs (“PDIP”).
Under the 2007 Stock Plan, option exercise prices are equal to the fair market value on the date the options are granted using our closing stock price. Options may be exercised for a period set at the time of grant, which is generally seven years after the date of grant. Options generally vest in installments on one of three vesting schedules: (1) 50% one year from the grant date and 25% each year thereafter over a three-year period from the date of grant; (2) one-third annually over a three-year period from the date of grant; or (3) one-fourth annually over a four-year period from date of grant. Stock options are issued to directors annually and generally vest on the day before the annual stockholders’ meeting.
Restricted stock is not transferable until vested and the restrictions lapse upon the achievement of continued employment or service over a specified time period. Restricted stock issued to employees generally vests either one-third annually over a three-year period from the date of grant or in full three years after the grant date. Restricted stock is issued to directors annually and generally vests on the day before the annual stockholders’ meeting.
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
During the first two quarters of fiscal 2015, we granted options to purchase 216,787 shares of our common stock to employees under our 2007 Stock Plan.
Upon the exercise of stock options, vesting of restricted stock awards and units, or vesting of performance share awards and units, we issue new shares of our common stock to our employees. All awards that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2007 Stock Plan and made available for future grants. Shares of our common stock remaining available for future issuance under the 2007 Stock Plan totaled 4,152,316 as of December 26, 2014.

Share-Based Compensation
Total compensation expense for share-based awards included in our condensed consolidated statements of operations for the second quarter of fiscal 2015 and 2014 was as follows:

	Quarter Ended		Two Quarters Ended
(In millions)	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
By Expense Category:
Cost of revenues	$—	$0.1	$0.1	$0.1
Research and development	—	—	—	0.2
Selling and administrative	0.4	0.6	0.9	1.9
Total share-based compensation expense	$0.4	$0.7	$1.0	$2.2
By Types of Award:
Options	$0.3	$0.5	$0.8	$1.0
Restricted stock awards and units	0.1	0.2	0.2	0.5
Performance shares	—	—	—	0.7
Total share-based compensation expense	$0.4	$0.7	$1.0	$2.2
As of December 26, 2014, there was $1.7 million of total unrecognized compensation expense related to nonvested share-based awards granted under our 2007 Stock Plan. This expense is expected to be recognized over a weighted average period of 1.48 years.
The fair value of each option grant under our 2007 Stock Plan was estimated using the Black-Scholes option pricing model on the date of grant. A summary of the significant weighted average assumptions we used in the Black-Scholes valuation model is as follows:

	Quarter Ended		Two Quarters Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
Expected dividends	N/A	—%	—%	—%
Expected volatility	N/A	53.5%	53.3%	54.3%
Risk-free interest rate	N/A	1.10%	1.35%	1.28%
Expected term (years)	N/A	4.50	3.81	4.50
Weighted average grant date fair value per share granted	N/A	$0.97	$0.51	$1.09
Note 10. Segment and Geographic Information
We operate in one reportable business segment: the design, manufacturing and sale of a range of wireless networking products, solutions and services. We conduct business globally and our sales and support activities are managed on a geographic basis. Our Chief Executive Officer is our Chief Operating Decision Maker (the “CODM”).
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for the second quarter and first two quarters of fiscal 2015 and 2014 were as follows:

	Quarter Ended		Two Quarters Ended
(In millions)	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
North America	$44.2	$33.8	$82.8	$67.5
Africa and Middle East	23.2	26.0	47.8	63.0
Europe and Russia	11.7	10.0	19.9	18.6
Latin America and Asia Pacific	13.4	16.0	24.4	30.1
Total Revenue	$92.5	$85.8	$174.9	$179.2
During the second quarter and first two quarters of fiscal 2015 and 2014, we had one international customer in Africa (Mobile Telephone Networks Group or “MTN Group”) that accounted for more than 10% of our total revenue. MTN Group also accounted for more than 10% of our accounts receivable at December 26, 2014 and June 27, 2014.
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
The determination of our provision for the first two quarters of fiscal 2015 and 2014 was based on our estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. The tax expense for the first two quarters of fiscal 2015 was primarily attributable to tax expense related to profitable foreign subsidiaries.
We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Singapore and Nigeria. The earliest years that are open and subject to potential audits for these jurisdictions are as follows: U.S. — 2003; Singapore — 2006; and Nigeria — 2011.
We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign, and state income taxes. Such interest expense we accrued for was not material for the second quarter and first two quarters of fiscal 2015 and fiscal 2014.
Note 12. Commitments and Contingencies

Operating Lease Commitments
We lease office and manufacturing facilities under non-cancelable operating leases expiring at various dates through April 2020. We lease approximately 129,000 square feet of office space in Santa Clara, California as our corporate headquarters. Beginning in the first quarter of fiscal 2015, approximately three-fourths of our Santa Clara headquarters building was vacated and made available for sublease. As of December 26, 2014, future minimum lease payments for our headquarters totaled $13.9 million.

As of December 26, 2014, our future minimum lease payments under all non-cancelable operating leases with an initial lease term in excess of one year were as follows:

Fiscal Years Ending in June	Amounts
(In millions)
2015 (two quarters remaining)	$2.3
2016	4.0
2017	2.8
2018	2.8
2019	2.8
Thereafter (through April 2020)	2.3
Total	$17.0
These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We sublease a portion of our facilities to third parties and total minimum rentals to be received in the future under our non-cancelable subleases was $0.1 million as of December 26, 2014.
Rental expense for operating leases, including rentals on a month-to-month basis, was as follows:

	Quarter Ended		Two Quarters Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
	(In millions)
Rent expense	$1.6	$1.6	$3.4	$3.8
Purchase Orders and Other Commitments
From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf, in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of December 26, 2014, we had outstanding purchase obligations with our suppliers or contract manufacturers of $31.6 million.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of December 26, 2014, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of December 26, 2014, we had commercial commitments of $49.3 million outstanding that were not recorded in our condensed consolidated balance sheets. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid on the performance guarantees.

Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our software products infringe the intellectual property rights of a third party. As of December 26, 2014, we have not received any notice that any customer is subject to an infringement claim arising from the use of our software products; we have not received any request to defend any customers from infringement claims arising from the use of our software products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our software products. Because the outcome of infringement disputes is related to the specific facts of each case, and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of December 26, 2014, we had not recorded any liabilities related to these indemnifications.
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
You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), along with provisions of the Private Securities Litigation Reform Act of 1995, and we undertake no obligation, other than as imposed by law, to update any forward-looking statements to reflect further developments or information obtained after the date of filing of this Quarterly Report on Form 10-Q or, in the case of any document incorporated by reference, the date of that document.

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
Although the general trend of increasing demand for bandwidth to support mobile networks applies in all markets, we expect to see quarter-to-quarter fluctuations within markets and with individual customers based on customers’ past purchasing patterns. Seasonality is also a factor that impacts our business. Our fiscal third quarter revenue and orders have historically been lower than the revenue and orders in our second fiscal quarter because many of our customers utilize a significant portion of their capital budgets at the end of their fiscal years, which is typically the calendar year end and coincides with our second fiscal quarter. The majority of our customers begin a new fiscal year on January 1, and capital expenditures tend to be lower in an organization’s first quarter than in its fourth quarter. We anticipate that this seasonality will continue. The seasonality between the second quarter and third quarter may be affected by a variety of additional factors, including changes in the global economy.
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
Operations Review
The market for mobile backhaul continues to be our primary addressable market segment and, over the long term, the demand for increasing the backhaul capacity in our customers’ networks continues to grow. In North America we supported long-term evolution (“LTE”) deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. Internationally, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of some large 3G deployments, and the emergence of early stage LTE deployments. Our position continues to be to support our customers for LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. We continue to find that our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. However, as disclosed above and in the “Risk Factors” section in Item 1A of our fiscal

2014 Annual Report on Form 10-K, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we service.
During the third quarter of fiscal 2014, in line with the decrease in revenue that we experienced and our reduced forecast for the immediate future, we announced a new restructuring plan (the “Fiscal 2014-2015 Plan”). Our restructuring expenses incurred during the first two quarters of fiscal 2015 primarily related to this plan. We intend to substantially complete the remaining restructuring activities under this plan in fiscal 2015. See “Restructuring Charges” below.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and Middle East, (2) Europe and Russia, and (3) Latin America and Asia Pacific. Revenue by region for the second quarter and first two quarters of fiscal 2015 and 2014 and the related changes are shown in the table below:

	Quarter Ended				Two Quarters Ended
(In millions, except percentages)	December 26, 2014	December 27, 2013	$ Change	% Change	December 26, 2014	December 27, 2013	$ Change	% Change
North America	$44.2	$33.8	$10.4	30.8%	$82.8	$67.5	$15.3	22.7%
Africa and Middle East	23.2	26.0	(2.8)	(10.8)%	47.8	63.0	(15.2)	(24.1)%
Europe and Russia	11.7	10.0	1.7	17.0%	19.9	18.6	1.3	7.0%
Latin America and Asia Pacific	13.4	16.0	(2.6)	(16.3)%	24.4	30.1	(5.7)	(18.9)%
Total Revenue	$92.5	$85.8	$6.7	7.8%	$174.9	$179.2	$(4.3)	(2.4)%
Our revenue in North America increased $10.4 million, or 30.8%, during the second quarter of fiscal 2015 compared with the same quarter of fiscal 2014. While revenue from wireless operator customers decreased slightly, the majority of the increase in the second quarter of fiscal 2015 came from government and utility markets. On a year-to-date basis, North America revenue increased $15.3 million, or 22.7%, compared to the same period in fiscal 2014. The increase in North America comes from the government and utility markets, while revenue from network operator customers was about the same compared with the same period in fiscal 2014.
Our revenue in Africa and Middle East was down $2.8 million, or 10.8%, for the second quarter of fiscal 2015 compared with the same quarter of fiscal 2014. The majority of this decrease was from our business in Africa, where our customers continued to closely manage their capital spending. On a year-to-date basis, Africa and Middle East revenue was down $15.2 million, or 24.1%, from the same period in fiscal 2014. Our major customers in the region reduced their capital spending during this period compared with the same period in fiscal 2014.
Revenue in Europe and Russia increased $1.7 million, or 17.0%, for the second quarter of fiscal 2015 compared with the same quarter of fiscal 2014, due to increase in customer orders. On a year-to-date basis, revenue in Europe and Russia increased $1.3 million, or 7.0%, from the same period in fiscal 2014. The increases came from higher sales to our larger customers in the region during the second quarter and first two quarters of fiscal 2015 compared with the same periods in fiscal 2014.
Revenue in Latin America and Asia Pacific decreased $2.6 million, or 16.3%, during the second quarter of fiscal 2015 compared with the same quarter in fiscal 2014. The decrease was primarily due to fewer deliveries to customers in Latin America in the second quarter of fiscal 2015, while our business in Asia Pacific was also slightly down due to lower customer orders. On a year-to-date basis, revenue in Latin America and Asia Pacific decreased $5.7 million, or 18.9%, from the same period in fiscal 2014, mostly due to lower product sales to our larger customers in Latin America.

	Quarter Ended				Two Quarters Ended
(In millions, except percentages)	December 26, 2014	December 27, 2013	$ Change	% Change	December 26, 2014	December 27, 2013	$ Change	% Change
Product sales	$58.0	$51.9	$6.1	11.8%	$113.9	$115.4	$(1.5)	(1.3)%
Services	34.5	33.9	0.6	1.8%	61.0	63.8	(2.8)	(4.4)%
Total Revenue	$92.5	$85.8	$6.7	7.8%	$174.9	$179.2	$(4.3)	(2.4)%
Our revenue from product sales increased $6.1 million, or 11.8%, for the second quarter of fiscal 2015 compared with the same quarter in fiscal 2014. The increase came primarily from stronger sales in North America and Europe, offset in part by weaker sales in Africa and Latin America. Our services revenue increased by $0.6 million, or 1.8%, during the second quarter of fiscal 2015 compared with the same quarter of fiscal 2014, due to increased service activities in North America and Africa.
Our revenue from product sales was down by $1.5 million, or 1.3%, for the first two quarters of fiscal 2015 compared with the same period in fiscal 2014. The decrease came primarily from weaker product sales in Africa and Latin America, offset in part by stronger product sales in North America, Europe and Asia. Our services revenue was down by $2.8 million, or 4.4%, during the first two quarters of fiscal 2015 compared with the same period of fiscal 2014, due to reduced service activities in North America, partially offset by increased service activities in Africa.
During the second quarter and first two quarters of fiscal 2015 and 2014, the MTN Group in Africa accounted for more than 10% of our total revenue. We have entered into separate and distinct contracts with MTN Group as well as separate arrangements with various MTN Group subsidiaries. The loss of all business from the MTN Group could adversely affect our results of operations, cash flows and financial position.
Gross Margin

	Quarter Ended				Two Quarters Ended
(In millions, except percentages)	December 26, 2014	December 27, 2013	$ Change	% Change	December 26, 2014	December 27, 2013	$ Change	% Change
Revenue	$92.5	$85.8	$6.7	7.8%	$174.9	$179.2	$(4.3)	(2.4)%
Cost of revenue	67.3	64.5	2.8	4.3%	127.9	134.8	(6.9)	(5.1)%
Gross margin	$25.2	$21.3	$3.9	18.3%	$47.0	$44.4	$2.6	5.9%
% of revenue	27.2%	24.8%			26.9%	24.8%
Gross margin for the second quarter of fiscal 2015 increased by $3.9 million, or 18.3%, compared with the same quarter of fiscal 2014. The increase in gross margin came from both higher sales volume in the quarter, primarily in North America and Europe, and increased profitability in North America and Asia. These increases were offset in part by decrease in gross margin in Africa.  Gross margin as a percentage of revenue increased in the second quarter of fiscal 2015 compared with the same quarter of fiscal 2014, primarily due to higher product and service gross margin rates in North America, Europe and Asia, offset in part by lower profitability in other regions. The company also experienced bigger foreign exchange losses on contracts denominated in currencies other than the U.S. dollar that partly offset the improved margins. We may see similar affects going forward.
On a year-to-date basis, gross margin was $2.6 million higher than the same period in fiscal 2014. Overall improved profitability in North America and Asia drove the improvement which was partially offset by decreased profitability in Africa, Middle East and Latin America.
Research and Development Expenses

	Quarter Ended				Two Quarters Ended
(In millions, except percentages)	December 26, 2014	December 27, 2013	$ Change	% Change	December 26, 2014	December 27, 2013	$ Change	% Change
Research and development	$6.4	$9.4	$(3.0)	(31.9)%	$13.0	$19.1	$(6.1)	(31.9)%
% of revenue	6.9%	11.0%			7.4%	10.7%

Our research and development (“R&D”) expenses decreased $3.0 million, or 31.9%, and $6.1 million, or 31.9%, respectively, in the second quarter and first two quarters of fiscal 2015 compared with the same periods in fiscal 2014. The decrease for the second quarter of fiscal 2015 compared with the same quarter in fiscal 2014 was primarily due to a $1.4 million reduction in personnel and related expenses, a $1.0 million decrease in new product development costs and a $0.3 million decrease in facility expense primarily due to restructuring of R&D in Santa Clara, California. The decrease for the first two quarters of fiscal 2015 compared with the same period in fiscal 2014 was primarily due to a $3.2 million reduction in personnel and related expenses, a $1.6 million decrease in new product development costs, a $0.7 million decrease in facility expense and a $0.2 million decrease in share-based compensation expenses primarily due to restructuring of R&D in Santa Clara, California.
Selling and Administrative Expenses

	Quarter Ended				Two Quarters Ended
(In millions, except percentages)	December 26, 2014	December 27, 2013	$ Change	% Change	December 26, 2014	December 27, 2013	$ Change	% Change
Selling and administrative	$21.2	$22.2	$(1.0)	(4.5)%	$40.4	$44.4	$(4.0)	(9.0)%
% of revenue	22.9%	25.9%			23.1%	24.8%
Our selling and administrative expenses declined $1.0 million, or 4.5%, and $4.0 million, or 9.0%, respectively, in the second quarter and first two quarters of fiscal 2015 compared with the same periods in fiscal 2014. The decrease for the second quarter of fiscal 2015 compared with the same quarter in fiscal 2014 was primarily due to a $1.5 million decrease in personnel and related expenses, a $0.6 million decrease in IT consulting expenses as result of the completion of the ERP system implementation, a $0.6 million lower travel expense, a $0.6 million decrease in sales incentive compensation and a $0.2 million decrease in share-based compensation expenses resulting from employee terminations and full vesting of prior stock awards. The decreases were partially offset by a $2.7 million increase in professional fees primarily associated with the annual audit and quarterly review of our financial statements. The decrease for the first two quarters of fiscal 2015 compared with the same period in fiscal 2014 was primarily due to a $3.7 million decrease in personnel and related expenses, a $1.2 million decrease in IT consulting expenses as result of the completion of the ERP system implementation, a $1.0 million lower travel expense, a $1.1 million decrease in sales incentive compensation and a $1.0 million decrease in share-based compensation expenses resulting from employee terminations and full vesting of prior stock awards. The decreases were partially offset by a $3.5 million increase in professional fees associated with the annual audit and quarterly review of our financial statements.
Restructuring Charges
During the third quarter of fiscal 2014, in line with the decrease in revenue that we experienced and our reduced forecast for the immediate future, we initiated the Fiscal 2014-2015 Plan to reduce our operating costs, primarily in North America, Europe and Asia. Activities under the Fiscal 2014-2015 Plan primarily include reductions in force and additional facility downsizing of our Santa Clara, California headquarters.
During the fourth quarter of fiscal 2013, we initiated the Fiscal 2013-2014 Plan that was intended to bring our cost structure in line with the changing business environment of the worldwide microwave radio and telecommunication markets, primarily in North America, Europe and Asia. Activities under the Fiscal 2013-2014 Plan included reductions in force and the downsizing of our Santa Clara, California headquarters and certain international field offices to reduce our operating expenses.
Our restructuring charges by plan for the second quarter and first two quarters of fiscal 2015 and 2014 are summarized in the table below:

	Quarter Ended				Two Quarters Ended
(In millions, except percentages)	December 26, 2014	December 27, 2013	$ Change	% Change	December 26, 2014	December 27, 2013	$ Change	% Change
Restructuring charges	$—	$0.3	$(0.3)	(100.0)%	$1.5	$4.8	$(3.3)	(68.8)%
By Plan:
Fiscal 2014-2015 Plan	$(0.1)	$—	$(0.1)		$1.5	$—	$1.5
Fiscal 2013-2014 Plan	$0.1	$0.3	$(0.2)		$—	$4.8	$(4.8)
Our restructuring expenses consisted primarily of severance and related benefit charges and facilities costs related to obligations under non-cancelable leases for facilities that we ceased to use. Restructuring charges for the second quarter of fiscal 2015 included a $0.2 million facilities charge related to ceasing to use a portion of our Santa Clara headquarters building, offset by a $0.2 million credit to severance and benefit charge primarily due to changes in the number of employee terminations. Restructuring charges for the first two quarters of fiscal 2015 included a $1.5 million facilities charge related to ceasing to use a portion of our Santa Clara headquarters building. As of December 26, 2014, we have substantially completed our activities under the Fiscal 2013-2014 Plan and intend to substantially complete the remaining restructuring activities under the Fiscal 2014-2015 Plan in fiscal 2015.
Interest Income and Interest Expense

	Quarter Ended		Two Quarters Ended
(In millions)	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
Interest income	$0.1	$0.1	$0.2	$0.1
Interest expense	$(0.2)	$(0.1)	$(0.3)	$(0.2)
Interest income reflected interest earned on our cash equivalents which were comprised of money market funds and certificates of deposit.
Interest expense was primarily related to interest associated with borrowings and term loan under the SVB Credit Facility and discounts on customer letters of credit.
Income Taxes

	Quarter Ended			Two Quarters Ended
(In millions, except percentages)	December 26, 2014	December 27, 2013	$ Change	December 26, 2014	December 27, 2013	$ Change
Loss from continuing operations before income taxes	$(2.6)	$(10.7)	$8.1	$(8.2)	$(24.2)	$16.0
Provision for (benefit from) income taxes	$0.6	$(0.5)	$1.1	$0.9	$(0.3)	$1.2
% of loss from continuing operations before income taxes	(23.1)%	4.7%		(11.0)%	1.2%

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

Income (Loss) from Discontinued Operations

	Quarter Ended			Two Quarters Ended
(In millions)	December 26, 2014	December 27, 2013	$ Change	December 26, 2014	December 27, 2013	$ Change
Income (loss) from discontinued operations, net of tax	$(0.1)	$0.3	$(0.4)	$0.1	$0.4	$(0.3)

Our discontinued operations consist of the WiMAX business, which was sold to EION on September 2, 2011. We completed the business transition with EION in fiscal 2012. The income recognized in the first two quarters of fiscal 2015 was primarily due to a $0.1 million write-off of accrued liabilities due to EION. The income recognized in the first two quarters of fiscal 2014 was primarily due to recovery of certain WiMAX deferred cost of sales that was previously written down.
Liquidity and Capital Resources
Sources of Cash
As of December 26, 2014, our total cash and cash equivalents were $38.7 million. Approximately $5.5 million, or 14%, of our total cash and cash equivalents, was held by entities domiciled in the United States. The remaining balance of $33.2 million, or 86%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries at December 26, 2014, $22.7 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested and would be subject to U.S. taxes if repatriated. Currently we do not expect significant U.S. taxes due to the U.S. net operating loss carryforward with a full valuation allowance.
As of December 26, 2014, our principal sources of liquidity consisted of the $38.7 million in cash and cash equivalents, $13.2 million of available credit under our $40.0 million SVB Credit Facility and future collections of receivables from customers. As of December 26, 2014, we were in compliance with the financial covenants contained in the SVB Credit Facility. We regularly require letters of credit from some customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically our primary sources of liquidity have been cash flows from operations, credit facilities and cash proceeds from sale of our equity securities. During the first two quarters of fiscal 2015, our total cash and cash equivalents decreased by $10.1 million primarily due to $9.1 million of cash used in operating activities and $2.4 million of cash used for capital expenditures, partially offset by the $3.0 million net proceeds from the SVB Credit Facility borrowings.
Cash used in operating activities was $9.1 million in the first two quarters of fiscal 2015, primarily due to our net loss of $9.0 million, adjusted by non-cash expense items of $8.5 million, increases in accounts receivables of $5.7 million and in unbilled costs of $2.6 million and decrease in customer advance payments and unearned income of $1.7 million, partially offset by decrease in customer service inventories of $1.6 million and increase in accounts payable and accrued expenses of $3.3 million. The increase in accounts receivable was due to the billings during the first two quarters of fiscal 2015 exceeding collections. The increase in unbilled costs was due to the timing of billing of projects. The decrease in customer advance payments and unearned income was due to the timing of revenue recognition on several large contracts. The decrease in customer service inventories was primarily due to usage of parts to fulfill warranty obligations. The increases in accounts payable and accrued expenses were primarily due to the accrued professional fees associated with the annual audit and quarterly review of our financial statements. We used $2.2 million in cash during the first two quarters of fiscal 2015 on expenses related to restructuring liabilities.
During the remainder of fiscal year 2015, we expect to spend approximately $3.3 million for capital expenditures, primarily on equipment for development of new products and to support customer managed services.
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

Available Credit Facility, Borrowings and Repayment of Debt
On March 28, 2014, we entered into the SVB Credit Facility which was amended subsequently providing for the extensions of deadline for preparing and filing our fiscal 2014 financial statements with the SEC. This agreement amends and restates our existing First Amended and Restated Loan and Security Agreement, which was entered into on September 27, 2013 and amended providing for certain amendments to the maximum borrowing limit and financial covenants. During the second quarter of fiscal 2015, we made additional net borrowings of $3.0 million and our outstanding debt under the SVB Credit Facility was $9.0 million as of December 26, 2014.
The SVB Credit Facility provides for a committed amount of up to $40.0 million, with a $30.0 million sublimit that can be borrowed by our Singapore subsidiary. Borrowings that may be advanced under the SVB Credit Facility at the lesser of $40.0 million or a borrowing base equal to a specified percentage of the value of eligible accounts receivable and U.S. unbilled accounts of the Company, subject to certain reserves and eligibility criteria. The SVB Credit Facility can also be utilized to issue letters of credit. Principal, together with all accrued and unpaid interest, is due and payable on September 26, 2016. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of December 26, 2014, available credit under the SVB Credit Facility was $13.2 million reflecting the calculated borrowing base of $28.1 million less existing borrowings of $9.0 million and outstanding letters of credit of $5.9 million.
Borrowings under the SVB Credit Facility carry an interest rate computed at the daily prime rate as published in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. If a minimum adjusted quick ratio requirement is satisfied, LIBOR advances are offered at LIBOR plus a spread of 2.75%. Interest is due and payable in arrears monthly for prime rate loans and, for LIBOR rate loans, at the end of an interest period or at each three-month interval if the interest period is greater than three months. During the first two quarters of fiscal 2015, the weighted average interest rate on our outstanding loan was 3.8%.
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
As of December 26, 2014, we were in compliance with the quarterly financial covenants contained in the SVB Credit Facility. However, as a result of uncertainty on our ability to meet the financial covenants and the fact that the SVB Credit Facility contains subjective acceleration clauses that could be triggered by the lender, the $9.0 million borrowing was classified as a current liability as of December 26, 2014.
Restructuring Payments
We have liabilities for restructuring activities totaling $4.5 million as of December 26, 2014, $2.3 million of which is classified as current liability and expected to be paid out in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.
Contractual Obligations and Commercial Commitments
The amounts disclosed in our fiscal 2014 Annual Report on Form 10-K include our commercial commitments and contractual obligations. During the first two quarters of fiscal 2015, other than the additional $3.0 million net borrowings under the SVB Credit Facility, no material changes occurred in our contractual obligations to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our fiscal 2014 Annual Report on Form 10-K. Please refer to Note 12, “Commitments and Contingencies” in this Quarterly Report on Form 10-Q.

Contingent Liabilities
Our Singapore subsidiary is in the process of evaluating its historical compliance with certain export regulations in Singapore. Depending on the results of this evaluation, we may take additional actions to ensure our compliance with these regulations in the future. As part of these additional actions, we could elect to make certain voluntary disclosures, which may, in certain circumstances, result in the imposition of various fines and penalties. Any fines and penalties will be based on the specific facts and findings of our evaluation, as well as negotiation with Singapore authorities. At this time, we cannot estimate the amount or range of any fines and penalties, if any should be imposed. Please refer to Note 12, “Commitments and Contingencies” in this Quarterly Report on Form 10-Q.
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
As of December 26, 2014, we had foreign currency forward contracts outstanding with a total notional amount of $21.8 million consisting of 12 different currencies. The following is a summary of the gross notional amount of our outstanding contracts grouped by the underlying foreign currency as of December 26, 2014:

Currency	Notional Contract Amount (Local Currency)	Notional Contract Amount (USD)
	(In millions)
Australian dollar	3.1	$2.5
Euro	3.8	4.6
Indian rupee	178.7	2.8
Philippine peso	165.9	3.7
Singapore dollar	1.6	1.2
Republic of South Africa rand	39.1	3.4
Thailand baht	33.3	1.0
Other currencies	N/A	2.6
Total of all currency forward contracts		$21.8

Net foreign exchange loss recorded in our consolidated statements of operations during the second quarter and first two quarters of fiscal 2015 and 2014 was as follows:

	Quarter Ended		Two Quarters Ended
(In millions)	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
Foreign exchange loss, net	$(0.9)	$(0.2)	$(1.3)	$(0.4)
A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of December 26, 2014 would have an impact of approximately $2.2 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
Certain of our international business was transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars is included as a component of stockholders’ equity. As of December 26, 2014 and June 27, 2014, the cumulative translation adjustment decreased our stockholders’ equity by $6.2 million and $2.9 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our credit facility.
Exposure on Cash Equivalents
We had $38.7 million in total cash and cash equivalents as of December 26, 2014. Cash equivalents totaled $5.7 million as of December 26, 2014 and were comprised of money market funds and certificates of deposit. Cash equivalents have been recorded at fair value on our balance sheet.
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
The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents held as of December 26, 2014 was four days, and these investments had an average yield of 1.9% per annum. A 10% change in interest rates on our cash and cash equivalents is not expected to have a material impact on our financial position, results of operations or cash flows.
Exposure on Borrowings
During the first two quarters of fiscal 2015, we had $9.0 million of borrowings outstanding under the SVB Credit Facility that incurred interest at the prime rate plus a spread of 0.50% to 1.50%. During the first two quarters of fiscal 2015, our weighted average interest rate was 3.8% and we recorded total interest expense of $0.2 million on these borrowings.
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
A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the Company’s assessment of the effectiveness of internal control over financial reporting, the Company identified the following material weaknesses that existed as of June 27, 2014 that continued to exist as of December 26, 2014:

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

•
Control Activities - Account reconciliations. The design and operating effectiveness of our controls were inadequate to ensure that account reconciliations, including intercompany account reconciliations and eliminations, were reviewed and approved for accuracy and completeness and that we identified, accumulated and documented appropriate information necessary to support account balances.

•
Control Activities - Revenue Recognition on Percentage-of-Completion (“POC”) Contracts. The design and operating effectiveness of our controls were inadequate to ensure that the reported amount and timing of revenue recognition was accurate.

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
As of December 26, 2014, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon the evaluation and as a result of the material weaknesses described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 26, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.
(c) Changes in Internal Control over Financial Reporting
Subsequent to our June 27, 2014 fiscal year end, we began taking a number of actions, including designing and implementing new controls and revising existing controls, in order to remediate the material weaknesses described above. We expect to continue our remediation efforts, including testing of operating effectiveness of new controls, as described below under “Remedial Actions to Address Material Weaknesses” during the fiscal year ending July 3, 2015 and provide an update on the status of our remediation activities on a quarterly basis.
There were no changes in our internal control over financial reporting during the quarter ended December 26, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than progress with respect to the implementation of certain remediation efforts, as described below.

(d) Remedial Actions to Address Material Weaknesses
We continue to evaluate the effectiveness of our remediation efforts, including demonstrating that the new or improved controls operate effectively for a reasonable period of time. If appropriate, we expect to make further changes to our internal controls. The following actions have been taken, or we expect to take as soon as practicable, to strengthen our controls and organizational structure:

•
To address issues with recent employee turnover, we hired new accounting personnel with an appropriate level of knowledge, experience and skill sets commensurate with our newly installed enterprise resource planning system and business environment. We expect to continue to evaluate our needs for new and additional personnel. We leveraged the services of consulting firms and expect to continue to do so to assist us with strengthening our internal controls and documentation. We expect to provide training beginning in the third quarter of fiscal 2015 in order to enhance the level of communications and understanding of controls with key individuals that provide critical information used in financial accounting and reporting on matters relating to our business and operations.

•
We expect to enhance our risk assessment process. With regard to risks associated with our newly installed worldwide enterprise resource planning system, we have identified subject matter experts (“SME”) and SME backups for each of the functional areas in our finance organization. The SMEs are expected to lead an international team of users in training, developing global processes and in logging and tracking system issues beginning in the third quarter of fiscal 2015. The SMEs are expected to also be responsible for documenting all processes and coordinating all training materials and expected to have sufficient resources at our disposal to accomplish their tasks. With regard to procedures to ensure the completeness and accuracy of information used in the performance of control activities, we expect to enhance oversight of accounting estimates and the precision level of those estimates. We expect to update policies and procedures in key areas, particularly with respect to areas that involve management judgment and the use of estimates.

•
In connection with the fiscal 2015 second quarter end close, we began implementing processes to improve the review and supervision of our accounting operations. These monitoring processes include (i) implementing increased and enhanced balance sheet reviews to allow more focus on quality account reconciliations; (ii) enhancing monitoring over international activities; and (iii) implementing more rigorous intercompany reconciliation procedures.

•
We have implemented a formal policy that expressly prohibits a manual journal entry being created and approved by the same employee. Further, effective with our fiscal 2015 second quarter end close, we implemented a process that includes a system-generated email alert being sent to senior accounting personnel when a journal entry is entered and posted by the same employee. Senior accounting personnel will follow up with the employee and have the journal entry reviewed by appropriate accounting personnel. After the implementation of this process, any exceptions to the policy can be identified on a timely basis and appropriately addressed.

•
To improve the timeliness and accuracy of updates to revenue and cost estimates and the completeness and accuracy of POC revenue recognition, we began implementing procedures in the first quarter of fiscal 2015 to allow for more timely and accurate communications between field service project managers and accounting personnel and improved procedures.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
Please refer to Legal Proceedings under Note 12, “Commitments and Contingencies” in this Quarterly Report on Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Descriptions

10.1
Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated as of September 29, 2014, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2014, File No. 001-33278)

10.2
Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated as of October 30, 2014, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 30, 2014, File No. 001-33278)

10.3
Amendment No. 3 to Second Amended and Restated Loan and Security Agreement, dated as of December 2, 2014, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8- K filed with the SEC on December 5, 2014, File No. 001-33278)

10.4	Employment Offer Letter, dated December 23, 2014, between Aviat Networks, Inc., and Michael Shabazian

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIAT NETWORKS, INC. (Registrant)
Date: February 4, 2015

By:	/s/ John J. Madigan
John J. Madigan Vice President, Corporate Controller and Principal Accounting Officer (Principal accounting officer and duly authorized officer)

EXHIBIT INDEX
The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Descriptions

10.1
Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated as of September 29, 2014, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2014, File No. 001-33278)

10.2
Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated as of October 30, 2014, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 30, 2014, File No. 001-33278)

10.3
Amendment No. 3 to Second Amended and Restated Loan and Security Agreement, dated as of December 2, 2014, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8- K filed with the SEC on December 5, 2014, File No. 001-33278)

10.4	Employment Offer Letter, dated December 23, 2014, between Aviat Networks, Inc., and Michael Shabazian

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document