Form 10-Q
period 2015-04-03
AVIAT NETWORKS, INC.
filed 2015-05-13
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock as of May 6, 2015 was 62,411,592 shares.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended April 3, 2015

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended		Three Quarters Ended
(In millions, except per share amounts)	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Revenues:
Revenue from product sales	$47.0	$50.1	$159.3	$165.5
Revenue from services	27.8	31.3	88.8	95.1
Total revenues	74.8	81.4	248.1	260.6
Cost of revenues:
Cost of product sales	36.9	39.6	119.8	128.2
Cost of services	20.3	20.9	64.4	67.1
Total cost of revenues	57.2	60.5	184.2	195.3
Gross margin	17.6	20.9	63.9	65.3
Operating expenses:
Research and development expenses	6.4	8.4	19.4	27.5
Selling and administrative expenses	18.0	23.0	58.4	67.4
Amortization of identifiable intangible assets	0.1	0.1	0.3	0.3
Restructuring charges	3.2	4.2	4.7	9.0
Total operating expenses	27.7	35.7	82.8	104.2
Operating loss	(10.1)	(14.8)	(18.9)	(38.9)
Interest income	0.1	0.3	0.3	0.4
Interest expense	—	(0.1)	(0.3)	(0.3)
Loss from continuing operations before income taxes	(10.0)	(14.6)	(18.9)	(38.8)
Provision for income taxes	1.5	0.5	2.4	0.2
Loss from continuing operations	(11.5)	(15.1)	(21.3)	(39.0)
Income from discontinued operations, net of tax	—	0.3	0.1	0.7
Net loss	$(11.5)	$(14.8)	$(21.2)	$(38.3)
Basic and diluted income (loss) per common share:
Continuing operations	$(0.18)	$(0.24)	$(0.34)	$(0.63)
Discontinued operations	$0.00	$0.00	$0.00	$0.01
Net loss	$(0.18)	$(0.24)	$(0.34)	$(0.62)
Weighted average shares outstanding, basic and diluted	62.3	61.9	62.2	61.5

See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Quarter Ended		Three Quarters Ended
(In millions)	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Net loss	$(11.5)	$(14.8)	$(21.2)	$(38.3)
Other comprehensive income (loss):
Cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges	0.2	—	0.4	(0.3)
Reclassification adjustment for realized net gain or loss on cash flow hedges included in net loss	(0.4)	0.1	(0.4)	0.1
Net change in unrealized gain (loss) on cash flow hedges	(0.2)	0.1	—	(0.2)
Foreign currency translation gain (loss)	(3.0)	0.5	(6.3)	1.0
Other comprehensive income (loss)	(3.2)	0.6	(6.3)	0.8
Comprehensive loss	$(14.7)	$(14.2)	$(27.5)	$(37.5)

See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	April 3, 2015	June 27, 2014
ASSETS
Current Assets
Cash and cash equivalents	$35.0	$48.8
Receivables, net	69.1	77.2
Unbilled costs	20.8	23.8
Inventories	38.5	38.1
Customer service inventories	7.8	11.4
Deferred income taxes	1.7	1.5
Other current assets	16.5	17.4
Total current assets	189.4	218.2
Long-Term Assets
Property, plant and equipment, net	25.4	29.3
Identifiable intangible assets, net	0.1	0.4
Deferred income taxes	3.4	3.4
Other assets	1.8	1.9
Total long-term assets	30.7	35.0
Total Assets	$220.1	$253.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$9.0	$6.0
Accounts payable	37.4	46.1
Accrued compensation and benefits	7.8	10.1
Other accrued expenses	29.9	32.4
Advance payments and unearned income	38.2	33.3
Deferred income taxes	0.2	0.2
Restructuring liabilities	4.7	2.8
Total current liabilities	127.2	130.9
Long-Term Liabilities
Unearned income	6.5	8.5
Other long-term liabilities	3.3	5.0
Reserve for uncertain tax positions	1.0	1.0
Deferred income taxes	5.3	5.2
Total Liabilities	143.3	150.6
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Preferred stock	—	—
Common stock	0.6	0.6
Additional paid-in-capital	808.7	807.0
Accumulated deficit	(723.3)	(702.1)
Accumulated other comprehensive loss	(9.2)	(2.9)
Total Stockholders’ Equity	76.8	102.6
Total Liabilities and Stockholders’ Equity	$220.1	$253.2

See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
(In millions)	April 3, 2015	March 28, 2014
Operating Activities
Net loss	$(21.2)	$(38.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of identifiable intangible assets	0.3	0.3
Depreciation and amortization of property, plant and equipment	5.3	5.3
Bad debt expense	0.5	0.7
Share-based compensation expense	1.7	2.8
Charges for inventory and customer service inventory write-downs	6.0	4.3
Gain on disposition of the WiMAX business	(0.1)	—
Changes in operating assets and liabilities:
Receivables	5.4	5.5
Unbilled costs	2.6	2.1
Inventories	(5.0)	(1.6)
Customer service inventories	1.6	0.2
Accounts payable	(6.6)	(9.5)
Accrued expenses	(2.0)	(5.6)
Advance payments and unearned income	3.6	10.4
Income taxes payable or receivable	(0.1)	2.2
Reserve for uncertain tax positions and deferred taxes	(0.1)	(14.8)
Other assets and liabilities	(1.4)	3.9
Net cash used in operating activities	(9.5)	(32.1)
Investing Activities
Additions of property, plant and equipment	(3.0)	(7.8)
Net cash used in investing activities	(3.0)	(7.8)
Financing Activities
Proceeds from short-term debt	42.0	—
Repayments of short-term debt	(39.0)	(2.8)
Payments on capital leases	(0.1)	(0.1)
Issuance of common stock under employee stock plans	—	0.1
Net cash provided by (used in) financing activities	2.9	(2.8)
Effect of exchange rate changes on cash and cash equivalents	(4.2)	0.2
Net Decrease in Cash and Cash Equivalents	(13.8)	(42.5)
Cash and Cash Equivalents, Beginning of Period	48.8	90.0
Cash and Cash Equivalents, End of Period	$35.0	$47.5

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of our management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter and three quarters ended April 3, 2015 (the “third quarter and first three quarters of fiscal 2015”) are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2014.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Significant intercompany transactions and accounts have been eliminated.
We operate on a 52-week or 53-week year ending on the Friday nearest June 30. The first two quarters of fiscal 2015 and the first three quarters of fiscal 2014 included 13 weeks in each quarter. The third quarter of fiscal 2015 included 14 weeks.

Revision of Previously Issued Condensed Consolidated Interim Financial Statements
The Company identified a misstatement in its condensed consolidated statement of operations for the second quarter of fiscal 2015 ended December 26, 2014 with respect to the recognition of certain revenue and cost of revenue prior to obtaining final evidence of the arrangement. This revision had no impact on operating cash flows for the two quarters ended December 26, 2014. The Company has assessed this misstatement on the financial statements and determined that, on both a qualitative and quantitative basis, the adjustment is immaterial to the condensed consolidated interim financial statements. Thus, the Company will not amend its previously filed second quarterly report on Form 10-Q and will adjust the financial statements on a prospective basis.
The following table summarizes the effect of this correction on the previously filed condensed consolidated statements of operations for the quarter and two quarters ended December 26, 2014, which will be revised in future filings for comparative purposes only:

	Quarter Ended December 26, 2014			Two Quarters Ended December 26, 2014
(In millions, except per share amounts)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Revenue from product sales	$58.0	$(1.6)	$56.4	$113.9	$(1.6)	$112.3
Total revenues	$92.5	$(1.6)	$90.9	$174.9	$(1.6)	$173.3
Cost of product sales	$42.4	$(0.9)	$41.5	$83.8	$(0.9)	$82.9
Total cost of revenues	$67.3	$(0.9)	$66.4	$127.9	$(0.9)	$127.0
Gross margin	$25.2	$(0.7)	$24.5	$47.0	$(0.7)	$46.3
Operating loss	$(2.5)	$(0.7)	$(3.2)	$(8.1)	$(0.7)	$(8.8)
Net loss	$(3.3)	$(0.7)	$(4.0)	$(9.0)	$(0.7)	$(9.7)
Net loss per share, basic and diluted	$(0.05)	$(0.01)	$(0.06)	$(0.14)	$(0.01)	$(0.16)

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
Summary of Significant Accounting Policies
There have been no material changes in our significant accounting policies as of and for the first three quarters of fiscal 2015, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 27, 2014.
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
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective for us beginning in our fiscal year 2018. Early application is not permitted. In April 2015, the FASB proposed a one-year delay in the effective date of ASU No. 2014-09 to 2018. Under this proposal, early adoption will be allowed, but not earlier than the original effective date. The principles may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently evaluating the adoption method and the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.
In August 2014, FASB issued a new standard on the disclosure of uncertainties about an entity’s ability to continue as a going concern. The guidance seeks to define management’s responsibility to decide whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods during the annual period. Early application is permitted. We are currently evaluating the effect of the adoption of the standard will have on our consolidated financial statements and related disclosures.
Note 2. Accumulated Other Comprehensive Income (Loss)
The changes in the components of our accumulated other comprehensive loss during the first three quarters of fiscal 2015 are as follows:

	Foreign Currency Translation Adjustment (“CTA”)	Unrealized Gains (Losses) on Cash Flow Hedges	Total Accumulated Other Comprehensive Loss
	(In millions)
Balance as of June 27, 2014	$(2.9)	$—	$(2.9)
Other comprehensive income (loss) before reclassifications	(6.3)	0.4	(5.9)
Amount reclassified from accumulated other comprehensive loss	—	(0.4)	(0.4)
Balance as of April 3, 2015	$(9.2)	$—	$(9.2)
During the first three quarters of fiscal 2015, the amount reclassified out of our accumulated other comprehensive loss of $0.4 million for realized gains on cash flow hedges were included within revenues for which the hedged transactions related in the condensed consolidated statements of operations.
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

	Quarter Ended		Three Quarters Ended
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
	(In millions)
Stock options	7.5	7.2	7.4	8.0
Restricted stock awards and units and performance shares and units	0.1	0.2	0.1	0.5
Total potential shares of common stock excluded	7.6	7.4	7.5	8.5

Note 4. Balance Sheet Components
Receivables, net
Our receivables are summarized below:

	April 3, 2015	June 27, 2014
	(In millions)
Accounts receivable	$75.8	$84.6
Less allowances for collection losses	(6.7)	(7.4)
	$69.1	$77.2
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

	Quarter Ended		Three Quarters Ended
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
	(In millions)
Customer letters of credit being discounted	$2.6	$—	$10.4	$1.8
Interest expense	$—	$—	$0.1	$—
Inventories
Our inventories are summarized below:

	April 3, 2015	June 27, 2014
	(In millions)
Finished products	$24.6	$25.3
Work in process	3.8	5.3
Raw materials and supplies	10.1	7.5
	$38.5	$38.1
Deferred cost of sales included within finished goods	$5.7	$3.2
Consigned inventories included within raw materials	$8.5	$6.6
We recorded charges to adjust our inventory and customer service inventory to the lower of cost or market. These charges were primarily due to excess and obsolete inventory resulting from product transitioning and discontinuance, or customer insolvency. During the first three quarters of fiscal 2015 and 2014, such charges incurred were classified in cost of product sales as follows:

	Quarter Ended		Three Quarters Ended
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
	(In millions, except percentages)
Excess and obsolete inventory and deferred cost of sales charges	$1.2	$0.9	$3.9	$1.6
Customer service inventory write-downs	0.8	1.9	2.1	2.7
	$2.0	$2.8	$6.0	$4.3
As % of revenue	2.7%	3.4%	2.4%	1.7%

Property, Plant and Equipment, net
Our property, plant and equipment, net are summarized below:

	April 3, 2015	June 27, 2014
	(In millions)
Land	$0.7	$0.7
Buildings and leasehold improvements	10.3	10.3
Software	13.4	13.2
Machinery and equipment	46.4	47.1
	70.8	71.3
Less accumulated depreciation and amortization	(45.4)	(42.0)
	$25.4	$29.3
Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, are as follows:

	Quarter Ended		Three Quarters Ended
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
	(In millions)
Depreciation and amortization	$1.8	$1.8	$5.3	$5.3
Accrued Warranties
We accrue for the estimated cost to repair or replace products under warranty at the time of sale. Changes in our warranty liability, which are included as a component of other accrued expenses in the condensed consolidated balance sheets, during the first three quarters of fiscal 2015 and 2014 were as follows:

	Three Quarters Ended
	April 3, 2015	March 28, 2014
	(In millions)
Balance as of the beginning of the fiscal year	$3.8	$3.3
Warranty provision for revenue recorded during the period	4.1	3.9
Consumption during the period	(3.9)	(3.6)
Balance as of the end of the period	$4.0	$3.6
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
The carrying amounts, estimated fair values and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of April 3, 2015 and June 27, 2014 were as follows:

	April 3, 2015		June 27, 2014		Valuation Inputs
	Cost	Fair Value	Cost	Fair Value
	(In millions)
Assets:
Cash equivalents:
Money market funds	$10.8	$10.8	$10.2	$10.2	Level 1
Bank certificates of deposit	$0.2	$0.2	$3.5	$3.5	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items include shares in money market funds purchased from two major financial institutions. As of April 3, 2015 and June 27, 2014, these money market shares were valued at $1.00 net asset value per share by these financial institutions.
We classify items in Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources are available with reasonable levels of price transparency. Our bank certificates of deposit and foreign exchange forward contracts are classified within Level 2. Foreign currency forward contracts are measured at fair value using observable foreign currency exchange rates. The assets and liabilities related to our foreign currency forward contracts were not material as of April 3, 2015 and June 27, 2014. We did not have any recurring assets whose fair value was measured using significant unobservable inputs.
Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first three quarters of fiscal 2015 and 2014, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.
Note 6. Credit Facility and Debt
On March 28, 2014, we entered into a Second Amended and Restated Loan Agreement with Silicon Valley Bank (as amended, the “SVB Credit Facility”). The SVB Credit Facility was amended on September 25, 2014, October 30, 2014 and December 2, 2014 to provide for extensions to the deadline for preparing and filing our fiscal 2014 financial statements with the Securities and Exchange Commission (the “SEC”). On February 27, 2015, the SVB Credit Facility was further amended to provide for certain amendments to the financial covenants, borrowing base and an early termination fee if the SVB Credit Facility is terminated prior to its expiration. This agreement amends and restates our existing First Amended and Restated Loan and Security Agreement, which was entered into on September 27, 2013 and amended providing for certain amendments to the maximum borrowing limit and financial covenants. Our outstanding debt balance under the SVB Credit Facility was $9.0 million and $6.0 million as of April 3, 2015 and June 27, 2014.
The SVB Credit Facility provides for a committed amount of up to $40.0 million, with a $30.0 million sublimit that can be borrowed by our Singapore subsidiary. Borrowings that may be advanced under the SVB Credit Facility at the lesser of $40.0 million or a borrowing base equal to a specified percentage of the value of eligible accounts receivable and U.S. unbilled accounts of the Company, subject to certain reserves and eligibility criteria. The SVB Credit Facility can also be utilized to issue letters of credit. Principal, together with all accrued and unpaid interest, is due and payable on September 26, 2016. If the SVB Credit Facility is terminated by us in certain circumstances prior to its expiration, we are subject to an early termination fee equal to 1% of the revolving line. As of April 3, 2015, available credit under the SVB Credit Facility was $15.1 million reflecting the calculated borrowing base of $29.2 million less existing borrowings of $9.0 million and outstanding letters of credit of $5.1 million.
Borrowings under the SVB Credit Facility carry an interest rate computed at the daily prime rate as published in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. If a minimum adjusted quick ratio requirement is satisfied, LIBOR advances are offered at LIBOR plus a spread of 2.75%. Interest is due and payable in arrears monthly for prime rate loans and, for LIBOR rate loans, at the end of an interest period or at each three-month interval if the interest period is greater than three months. During the first three quarters of fiscal year 2015, the weighted average interest rate on our outstanding loan was 3.75%.
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
As of April 3, 2015, we were in compliance with the quarterly financial covenants contained in the SVB Credit Facility. However, as a result of uncertainty on our ability to meet the financial covenants in future and the fact that the SVB Credit Facility contains subjective acceleration clauses that could be triggered by the lender, the $9.0 million borrowing was classified as a current liability as of April 3, 2015.
Note 7. Restructuring Activities

Fiscal 2015-2016 Plan
During the third quarter of fiscal 2015, with the intent to bring our operational cost structure in line with the changing dynamics of the microwave radio and telecommunications markets, we initiated a new restructuring plan (the “Fiscal 2015-2016 Plan”) to lower fixed overhead costs and operating expenses and to preserve cash flow. Activities under the Fiscal 2015-2016 Plan primarily include reductions in force across the Company, but primarily in operations outside the United States.
The following table summarizes our costs incurred during the third quarter of fiscal 2015, estimated additional costs to be incurred and estimated total costs expected to be incurred as of April 3, 2015 under the Fiscal 2015-2016 Plan:

	Costs Incurred During Quarter Ended	Costs Incurred During Three Quarters Ended	Cumulative Costs Incurred Through April 3, 2015	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
	April 3, 2015	April 3, 2015
	(In millions)
Severance and benefits	$2.5	$2.5	$2.5	$3.5	$6.0
Facilities and other	0.6	0.6	0.6	0.4	1.0
Total for Fiscal 2015-2016 Plan	$3.1	$3.1	$3.1	$3.9	$7.0
During the third quarter of fiscal 2015, we recorded $2.5 million in severance and related benefits costs and $0.6 million for a Slovenia government fund penalty charge related to the workforce reduction. We intend to substantially complete the remaining restructuring activities under the Fiscal 2015-2016 Plan by the first half of fiscal 2016.

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
The following table summarizes our costs incurred during the third quarter and first three quarters of fiscal 2015 and 2014, estimated additional costs to be incurred and estimated total costs expected to be incurred as of April 3, 2015 under the Fiscal 2014-2015 Plan:

	Costs Incurred During Quarter Ended		Costs Incurred During Three Quarters Ended		Cumulative Costs Incurred Through April 3, 2015	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
	(In millions)
Severance and benefits	$—	$3.8	$0.1	$3.8	$5.5	$—	$5.5
Facilities and other	—	0.2	1.4	0.2	1.8	0.3	2.1
Total for Fiscal 2014-2015 Plan	$—	$4.0	$1.5	$4.0	$7.3	$0.3	$7.6
We have substantially completed the restructuring activities under the Fiscal 2014-2015 Plan as of April 3, 2015. The remaining additional costs to be incurred under the Fiscal 2014-2015 Plan primarily included our facility charges related to the cease-to-use space at our Santa Clara, California headquarters through the remaining lease term.
Fiscal 2013-2014 Plan
During the fourth quarter of fiscal 2013, we initiated a restructuring plan (the “Fiscal 2013-2014 Plan”) that was intended to reduce our operating expenses primarily in North America, Europe and Asia. Activities under the Fiscal 2013-2014 Plan included reductions in force and the downsizing of our Santa Clara, California headquarters and certain international field offices.
The following table summarizes our costs incurred during the third quarter and first three quarters of fiscal 2015 and 2014, estimated additional costs to be incurred and estimated total costs expected to be incurred as of April 3, 2015 under the Fiscal 2013-2014 Plan:

	Costs Incurred During Quarter Ended		Costs Incurred During Three Quarters Ended		Cumulative Costs Incurred Through April 3, 2015	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
	(In millions)
Severance and benefits	$0.1	$0.1	$—	$1.0	$2.8	$—	$2.8
Facilities and other	—	0.1	0.1	4.0	4.4	0.6	5.0
Total for Fiscal 2013-2014 Plan	$0.1	$0.2	$0.1	$5.0	$7.2	$0.6	$7.8
We have substantially completed the restructuring activities under the Fiscal 2013-2014 Plan as of April 3, 2015. The remaining additional costs to be incurred under the Fiscal 2013-2014 Plan primarily included our facility charges related to the cease-to-use space at our Santa Clara, California headquarters through the remaining lease term.

Restructuring Liabilities
Our restructuring liabilities consisted primarily of accrued severance and benefits as well as facilities restructuring reserves primarily related to our office leases in California. The fair value of the facilities restructuring liability was determined based on the present value of the remaining lease obligations, adjusted for the effects of deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property. The assumptions in determining such estimates included anticipated timing of sublease rentals and estimates of sublease rental receipts and related costs based on market conditions. To the extent there are material differences between these estimates or assumptions and actual results, our restructuring liabilities and restructuring charges would be significantly affected.
The information in the following table summarizes the changes in our restructuring liabilities during the first three quarters of fiscal 2015:

	Severance and Benefits	Facilities and Other	Total
	(In millions)
Restructuring liabilities as of June 27, 2014	$1.5	$3.7	$5.2
Provision and adjustments	2.6	2.1	4.7
Cash payments	(2.0)	(1.6)	(3.6)
Restructuring liabilities as of April 3, 2015	$2.1	$4.2	$6.3
Current portion of restructuring liabilities as of April 3, 2015			$4.7
Long-term portion included in other long-term liabilities as of April 3, 2015			$1.6
Note 8. Divestiture
In March 2011, our board of directors approved a plan for the sale of our WiMAX business. On September 2, 2011, we sold to EION Networks, Inc. (“EION”) our WiMAX business and related assets consisting of certain technology, inventory and equipment. As consideration for the sale of assets, EION agreed to pay us $0.4 million in cash and up to $2.8 million in additional cash payments contingent upon specific factors related to future WiMAX business performance. We received $0.1 million in total of such contingent payments through June 27, 2014, and do not expect any further payments from EION. In addition, EION is entitled to receive cash payments up to $2.0 million upon collection of certain WiMAX accounts receivable. As of September 26, 2014, we made $1.6 million in total of such payments to EION and wrote-off the remaining $0.4 million balance resulting from the write-downs of the corresponding WiMAX accounts receivable.
In the third quarter of fiscal 2011, we began accounting for the WiMAX business as a discontinued operation and, therefore, the operating results of our WiMAX business were included in discontinued operations in our condensed consolidated financial statements for all periods presented. The income recognized in the first three quarters of fiscal 2015 primarily related to a write-off of accrued liabilities due to EION.
Summary results of operations for the WiMAX business were as follows:

	Quarter Ended		Three Quarters Ended
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
	(In millions)
Revenues	$—	$—	$—	$—
Income from operations related to WiMAX	$—	$0.3	$—	$0.7
Gain on disposal	—	—	0.1	—
Income taxes	—	—	—	—
Income from discontinued operations	$—	$0.3	$0.1	$0.7

Note 9. Stockholders’ Equity
2007 Stock Equity Plan and Activities
As of April 3, 2015, we had one stock incentive plan for our employees and nonemployee directors, the 2007 Stock Equity Plan, as amended and restated effective November 17, 2011 (the “2007 Stock Plan”). The 2007 Stock Plan provides for accelerated vesting of certain share-based awards if there is a change in control of the Company. The 2007 Stock Plan also provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units. We have various incentive programs under the 2007 Stock Plan, including annual and long-term incentive programs (“AIP” or “LTIP”), a global equity program (“GEP”) and product development incentive programs (“PDIP”).
Under the 2007 Stock Plan, option exercise prices are equal to the fair market value on the date the options are granted using our closing stock price. Options may be exercised for a period set at the time of grant, which is generally seven years after the date of grant. Options generally vest in installments on one of four vesting schedules: (1) 25% one year from the grant date and 1/48 each month thereafter over the remaining three-year period; (2) 50% one year from the grant date and 25% each year thereafter over a three-year period from the date of grant; (3) one-third annually over a three-year period from the date of grant; or (4) 25% annually over a four-year period from date of grant. Stock options are issued to directors annually and generally vest on the day before the annual stockholders’ meeting.
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
During the first three quarters of fiscal 2015, we granted options to purchase 1,378,501 shares of our common stock to employees under our 2007 Stock Plan. During the first three quarters of fiscal 2015, we awarded 803,210 performance units and 969,153 restricted stock units associated primarily with our fiscal 2015 AIP and LTIP under the 2007 Stock Plan.
Upon the exercise of stock options, vesting of restricted stock awards and units, or vesting of performance share awards and units, we issue new shares of our common stock to our employees. All awards that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2007 Stock Plan and made available for future grants. Shares of our common stock remaining available for future issuance under the 2007 Stock Plan totaled 967,609 as of April 3, 2015.

Share-Based Compensation
Total compensation expense for share-based awards included in our condensed consolidated statements of operations for the third quarter and first three quarters of fiscal 2015 and 2014 was as follows:

	Quarter Ended		Three Quarters Ended
(In millions)	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
By Expense Category:
Cost of revenues	$0.1	$0.1	$0.1	$0.2
Research and development	—	—	0.1	0.2
Selling and administrative	0.6	0.5	1.5	2.4
Total share-based compensation expense	$0.7	$0.6	$1.7	$2.8
By Types of Award:
Options	$0.4	$0.5	$1.2	$1.5
Restricted stock awards and units	0.3	0.1	0.5	0.6
Performance shares	—	—	—	0.7
Total share-based compensation expense	$0.7	$0.6	$1.7	$2.8
As of April 3, 2015, there was $4.6 million of total unrecognized compensation expense related to nonvested share-based awards granted under our 2007 Stock Plan. This expense is expected to be recognized over a weighted average period of 1.84 years.
The fair value of each option grant under our 2007 Stock Plan was estimated using the Black-Scholes option pricing model on the date of grant. A summary of the significant weighted average assumptions we used in the Black-Scholes valuation model is as follows:

	Quarter Ended		Three Quarters Ended
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Expected dividends	—%	—%	—%	—%
Expected volatility	54.0%	52.5%	53.9%	54.1%
Risk-free interest rate	1.09%	1.17%	1.13%	1.26%
Expected term (years)	4.33	3.90	4.25	4.40
Weighted average grant date fair value per share granted	$0.56	$0.81	$0.55	$1.06
Note 10. Segment and Geographic Information
We operate in one reportable business segment: the design, manufacturing and sale of a range of wireless networking products, solutions and services. We conduct business globally and our sales and support activities are managed on a geographic basis. Our Chief Executive Officer is our Chief Operating Decision Maker (the “CODM”).

We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for the third quarter and first three quarters of fiscal 2015 and 2014 were as follows:

	Quarter Ended		Three Quarters Ended
(In millions)	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
North America	$31.9	$37.4	$114.7	$104.9
Africa and Middle East	23.0	21.7	69.2	84.7
Europe and Russia	8.2	9.5	28.1	28.1
Latin America and Asia Pacific	11.7	12.8	36.1	42.9
Total Revenue	$74.8	$81.4	$248.1	$260.6
During the third quarter and first three quarters of fiscal 2015 and 2014, we had one international customer in Africa (Mobile Telephone Networks Group or “MTN Group”) that accounted for more than 10% of our total revenue. MTN Group also accounted for more than 10% of our accounts receivable at April 3, 2015 and June 27, 2014.
Note 11. Income Taxes
Our effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where we cannot recognize tax benefits on current losses. During interim periods, we accrued tax expenses for foreign jurisdictions that are anticipated to be profitable for fiscal 2015.
The determination of our provision for the first three quarters of fiscal 2015 and 2014 was based on our estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. The tax expense for the first three quarters of fiscal 2015 was primarily attributable to tax expense related to profitable foreign subsidiaries.
We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Singapore and Nigeria. The earliest years that are open and subject to potential audits for these jurisdictions are as follows: U.S. — 2003; Singapore — 2006; and Nigeria — 2011.
We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign and state income taxes. Such interest expense we accrued for was not material for the third quarter and first three quarters of fiscal 2015 and fiscal 2014.
Note 12. Commitments and Contingencies

Operating Lease Commitments
We lease office and manufacturing facilities under non-cancelable operating leases expiring at various dates through April 2020. We lease approximately 129,000 square feet of office space in Santa Clara, California as our corporate headquarters. Beginning in the first quarter of fiscal 2015, approximately three-fourths of our Santa Clara headquarters building was vacated and made available for sublease. As of April 3, 2015, future minimum lease payments for our headquarters totaled $13.3 million.

As of April 3, 2015, our future minimum lease payments under all non-cancelable operating leases with an initial lease term in excess of one year were as follows:

Fiscal Years Ending in June	Amounts
(In millions)
2015 (one quarter remaining)	$1.1
2016	4.2
2017	2.8
2018	2.8
2019	2.8
Thereafter (through April 2020)	2.3
Total	$16.0
These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We sublease a portion of our facilities to third parties and total minimum rentals to be received in the future under our non-cancelable subleases were $0.1 million as of April 3, 2015.
Rental expense for operating leases, including rentals on a month-to-month basis, was as follows:

	Quarter Ended		Three Quarters Ended
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
	(In millions)
Rent expense	$1.8	$2.1	$5.1	$5.9
Purchase Orders and Other Commitments
From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf, in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of April 3, 2015, we had outstanding purchase obligations with our suppliers or contract manufacturers of $32.4 million.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of April 3, 2015, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of April 3, 2015, we had commercial commitments of $35.5 million outstanding that were not recorded in our condensed consolidated balance sheets. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid on the performance guarantees.

Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our software products infringe the intellectual property rights of a third party. As of April 3, 2015, we have not received any notice that any customer is subject to an infringement claim arising from the use of our software products; we have not received any request to defend any customers from infringement claims arising from the use of our software products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our software products. Because the outcome of infringement disputes is related to the specific facts of each case, and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of April 3, 2015, we had not recorded any liabilities related to these indemnifications.
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
These forward-looking statements are based on estimates reflecting the current beliefs of the senior management of the Company. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to, the following:

•	material weaknesses identified in our system of internal control and associated remediation efforts and investments and other actions needed to remedy those material weaknesses;

•	continued price and margin erosion as a result of increased competition in the microwave transmission industry;

•	the impact of the volume, timing and customer, product and geographic mix of our product orders;

•	our ability to meet financial covenant requirements which could impact our liquidity;

•	our ability to meet projected new product development dates or anticipated cost reductions of new products;

•	our suppliers’ inability to perform and deliver on time as a result of their financial condition, component shortages or other supply chain constraints;

•	customer acceptance of new products;

•	the ability of our subcontractors to timely perform;

•	continued weakness in the global economy affecting customer spending;

•	retention of our key personnel;

•	our ability to manage and maintain key customer relationships;

•	uncertain economic conditions in the telecommunications sector combined with operator and supplier consolidation;

•	the timing of our receipt of payment for products or services from our customers;

•	our failure to protect our intellectual property rights or defend against intellectual property infringement claims by others;

•	the results of our restructuring efforts;

•	the effects of currency and interest rate risks; and

•	the impact of political turmoil in countries where we have significant business.
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
During the remainder of fiscal 2015, we expect to provide increased managed services, including network design, inventory management, final configuration and warehousing services, to certain customers in certain geographies. Our operating results may be impacted by providing these services to the extent that we may need to postpone the recognition of revenue and incur upfront and ongoing expenses that are not offset with additional revenue from product sales associated with these services until a future period.
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
During the third quarter of fiscal 2015, with the intent to bring the Company’s operational cost structure in line with the changing dynamics of the microwave radio and telecommunications markets, we initiated the Fiscal 2015-2016 Plan to lower fixed overhead costs and operating expenses and to preserve cash flow. Our restructuring expenses incurred during the third quarter of fiscal 2015 primarily related to this plan. We expect to substantially complete the remaining restructuring activities under this plan by the first half of fiscal 2016. See “Restructuring Charges” below.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and Middle East, (2) Europe and Russia, and (3) Latin America and Asia Pacific. Revenue by region for the third quarter and first three quarters of fiscal 2015 and 2014 and the related changes were shown in the table below:

	Quarter Ended				Three Quarters Ended
(In millions, except percentages)	April 3, 2015	March 28, 2014	$ Change	% Change	April 3, 2015	March 28, 2014	$ Change	% Change
North America	$31.9	$37.4	$(5.5)	(14.7)%	$114.7	$104.9	$9.8	9.3%
Africa and Middle East	23.0	21.7	1.3	6.0%	69.2	84.7	(15.5)	(18.3)%
Europe and Russia	8.2	9.5	(1.3)	(13.7)%	28.1	28.1	—	—%
Latin America and Asia Pacific	11.7	12.8	(1.1)	(8.6)%	36.1	42.9	(6.8)	(15.9)%
Total Revenue	$74.8	$81.4	$(6.6)	(8.1)%	$248.1	$260.6	$(12.5)	(4.8)%
Our revenue in North America was down $5.5 million, or 14.7%, during the third quarter of fiscal 2015 compared with the same quarter of fiscal 2014. The revenue reduction was from reduced orders from wireless operator customers. That decrease was partially offset by a small increase in sales from government and utility markets. On a year-to-date basis, North America revenue increased $9.8 million, or 9.3%, compared with the same period in fiscal 2014. The increase in North America came from the government and utility markets, while revenue from network operator customers was down compared with the same period in fiscal 2014.
Our revenue in Africa and Middle East increased $1.3 million, or 6.0%, for the third quarter of fiscal 2015 compared with the same quarter of fiscal 2014. While customers in the region continue to control their capital spending, we experienced a small increase from certain operators in the quarter. On a year-to-date basis, Africa and Middle East revenue was down $15.5 million, or 18.3%, from the same period in fiscal 2014, reflecting network operator capital spending restraint during this period compared with the same period in fiscal 2014.
Revenue in Europe and Russia decreased $1.3 million, or 13.7%, for the third quarter of fiscal 2015 compared with the same quarter of fiscal 2014. We have observed some reduction in customer spending in this region due to the devaluation of the Euro relative to the U.S. dollar over the past months. On a year-to-date basis, revenue in Europe and Russia remained approximately the same compared with the same period in fiscal 2014.
Revenue in Latin America and Asia Pacific decreased $1.1 million, or 8.6%, during the third quarter of fiscal 2015 compared with the same quarter in fiscal 2014. The decrease was primarily due to fewer deliveries to a large customer in Asia Pacific in the third quarter of fiscal 2015 compared with the same quarter in previous year. On a year-to-date basis, revenue in Latin America and Asia Pacific decreased $6.8 million, or 15.9%, from the same period in fiscal 2014, mostly due to lower product sales to our larger customers in Latin America.

	Quarter Ended				Three Quarters Ended
(In millions, except percentages)	April 3, 2015	March 28, 2014	$ Change	% Change	April 3, 2015	March 28, 2014	$ Change	% Change
Product sales	$47.0	$50.1	$(3.1)	(6.2)%	$159.3	$165.5	$(6.2)	(3.7)%
Services	27.8	31.3	(3.5)	(11.2)%	88.8	95.1	(6.3)	(6.6)%
Total Revenue	$74.8	$81.4	$(6.6)	(8.1)%	$248.1	$260.6	$(12.5)	(4.8)%
Our revenue from product sales decreased $3.1 million, or 6.2%, for the third quarter of fiscal 2015 compared with the same quarter in fiscal 2014. The decrease came primarily from lower sales in North America and Europe, offset in part by stronger sales in Africa and Asia Pacific. Our services revenue decreased by $3.5 million, or 11.2%, during the third quarter of fiscal 2015 compared with the same quarter of fiscal 2014, due primarily to reduced service activities in Asia Pacific and smaller reductions in North America and Europe.
Our revenue from product sales decreased by $6.2 million, or 3.7%, for the first three quarters of fiscal 2015 compared with the same period in fiscal 2014. The decrease came primarily from weaker product sales in Africa and Latin America, offset in part by stronger product sales in North America, Europe and Asia. Our services revenue was down by $6.3 million, or 6.6%, during the first three quarters of fiscal 2015 compared with the same period of fiscal 2014, due to reduced service activities in North America, Asia Pacific, Europe and Latin America, partially offset by increased service activities in Africa.
During the third quarter and first three quarters of fiscal 2015 and 2014, the MTN Group in Africa accounted for more than 10% of our total revenue. We have entered into separate and distinct contracts with MTN Group as well as separate arrangements with various MTN Group subsidiaries. The loss of all business from the MTN Group could adversely affect our results of operations, cash flows and financial position.
Gross Margin

	Quarter Ended				Three Quarters Ended
(In millions, except percentages)	April 3, 2015	March 28, 2014	$ Change	% Change	April 3, 2015	March 28, 2014	$ Change	% Change
Revenue	$74.8	$81.4	$(6.6)	(8.1)%	$248.1	$260.6	$(12.5)	(4.8)%
Cost of revenue	57.2	60.5	(3.3)	(5.5)%	184.2	195.3	(11.1)	(5.7)%
Gross margin	$17.6	$20.9	$(3.3)	(15.8)%	$63.9	$65.3	$(1.4)	(2.1)%
% of revenue	23.5%	25.7%			25.8%	25.1%
Gross margin for the third quarter and first three quarters of fiscal 2015 decreased by $3.3 million, or 15.8%, and $1.4 million, or 2.1%, respectively, compared with the same periods in fiscal 2014. The decrease in gross margin for the third quarter of fiscal 2015 compared with the same quarter in fiscal 2014 came from lower sales volume in the quarter, primarily in North America, Europe and Asia Pacific, decreased profitability in Europe and Asia Pacific and $1.1 million bigger foreign exchange losses on contracts denominated in currencies other than the U.S. dollar, primarily in Nigeria. The year-to-date decrease in gross margin came from decreased profitability in Africa, Middle East and Latin America and $2.4 million bigger foreign exchange losses, partially offset by improved profitability in North America and Asia, along with reduced supply chain costs compared with the same period in fiscal 2014.
Gross margin as a percentage of revenue decreased in the third quarter of fiscal 2015 compared with the same quarter of fiscal 2014, primarily due to lower gross margin rates in North America, Europe and Asia and increased foreign exchange losses, offset in part by better profitability in other regions and by reductions in supply chain expenses. On a year-to-date basis, gross margin as a percentage of revenue slightly increased primarily due to higher gross margin rates in North America, Europe and Asia, largely offset by lower profitability in other regions and increased foreign exchange losses compared with the same period in fiscal 2014.

Research and Development Expenses

	Quarter Ended				Three Quarters Ended
(In millions, except percentages)	April 3, 2015	March 28, 2014	$ Change	% Change	April 3, 2015	March 28, 2014	$ Change	% Change
Research and development	$6.4	$8.4	$(2.0)	(23.8)%	$19.4	$27.5	$(8.1)	(29.5)%
% of revenue	8.6%	10.3%			7.8%	10.6%
Our research and development (“R&D”) expenses decreased $2.0 million, or 23.8%, and $8.1 million, or 29.5%, respectively, in the third quarter and first three quarters of fiscal 2015 compared with the same periods in fiscal 2014. The decrease for the third quarter of fiscal 2015 compared with the same quarter in fiscal 2014 was primarily due to a $1.6 million reduction in personnel and related expenses, a $0.1 million decrease in new product development costs and a $0.2 million decrease in facility expense primarily due to restructuring of R&D in Santa Clara, California. The decrease for the first three quarters of fiscal 2015 compared with the same period in fiscal 2014 was primarily due to a $4.8 million reduction in personnel and related expenses, a $1.7 million decrease in new product development costs, a $0.9 million decrease in facility expense and a $0.1 million decrease in share-based compensation expenses primarily due to restructuring of R&D in Santa Clara, California.
Selling and Administrative Expenses

	Quarter Ended				Three Quarters Ended
(In millions, except percentages)	April 3, 2015	March 28, 2014	$ Change	% Change	April 3, 2015	March 28, 2014	$ Change	% Change
Selling and administrative	$18.0	$23.0	$(5.0)	(21.7)%	$58.4	$67.4	$(9.0)	(13.4)%
% of revenue	24.1%	28.3%			23.5%	25.9%
Our selling and administrative expenses declined $5.0 million, or 21.7%, and $9.0 million, or 13.4%, respectively, in the third quarter and first three quarters of fiscal 2015 compared with the same periods in fiscal 2014. The decrease for the third quarter of fiscal 2015 compared with the same quarter in fiscal 2014 was primarily due to a $1.4 million decrease in personnel and related expenses, $0.9 million lower bad debt expense, a $0.5 million decrease in IT consulting expenses as result of the completion of our ERP system implementation, a $0.6 million lower travel expense and a $0.9 million decrease in sales commission and incentive compensation due to lower sales volume. The decrease for the first three quarters of fiscal 2015 compared with the same period in fiscal 2014 was primarily due to a $5.1 million decrease in personnel and related expenses, a $1.5 million decrease in IT consulting expenses as result of the completion of our ERP system implementation, a $1.6 million lower travel expense, a $2.2 million decrease in sales commission and incentive compensation and a $0.9 million decrease in share-based compensation expenses resulting from employee terminations and full vesting of prior stock awards. The decreases were partially offset by a $3.3 million increase in professional fees associated with the annual audit and quarterly reviews of our financial statements.
Restructuring Charges
During the third quarter of fiscal 2015, with the intent to bring our operational cost structure in line with the changing dynamics of the microwave radio and telecommunications markets, we initiated the Fiscal 2015-2016 Plan to lower fixed overhead costs and operating expenses and to preserve cash flow. Activities under the Fiscal 2015-2016 Plan primarily include reductions in force across the Company, but primarily in operations outside the United States.
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
During the fourth quarter of fiscal 2013, we initiated the Fiscal 2013-2014 Plan that was intended to reduce our operating expenses primarily in North America, Europe and Asia. Activities under the Fiscal 2013-2014 Plan included reductions in force and the downsizing of our Santa Clara, California headquarters and certain international field offices.

Our restructuring charges by plan for the third quarter and first three quarters of fiscal 2015 and 2014 were summarized in the table below:

	Quarter Ended				Three Quarters Ended
(In millions, except percentages)	April 3, 2015	March 28, 2014	$ Change	% Change	April 3, 2015	March 28, 2014	$ Change	% Change
Restructuring charges	$3.2	$4.2	$(1.0)	(23.8)%	$4.7	$9.0	$(4.3)	(47.8)%
By Plan:
Fiscal 2015-2016 Plan	$3.1	$—	$3.1		$3.1	$—	$3.1
Fiscal 2014-2015 Plan	$—	$4.0	$(4.0)		$1.5	$4.0	$(2.5)
Fiscal 2013-2014 Plan	$0.1	$0.2	$(0.1)		$0.1	$5.0	$(4.9)
Our restructuring expenses consisted primarily of severance and related benefit charges and facilities costs related to obligations under non-cancelable leases for facilities that we ceased to use. Restructuring charges for the third quarter of fiscal 2015 were $3.1 million primarily related to employee termination charges under the Fiscal 2015-2016 Plan. Restructuring charges for the first three quarters of fiscal 2015 also included a $1.5 million facilities charge related to ceasing to use a portion of our Santa Clara headquarters building under the Fiscal 2014-2015 Plan.
Restructuring charges for the third quarter of fiscal 2014 primarily related to employee termination charges under the Fiscal 2014-2015 Plan. Restructuring charges for the first three quarters of fiscal 2014 also included a $4.0 million facilities charge related to ceasing to use a portion of our Santa Clara headquarters building and $1.0 million employee termination charges under the Fiscal 2013-2014 Plan.
As of April 3, 2015, we have substantially completed our activities under the Fiscal 2014-2015 Plan and Fiscal 2013-2014 Plan, and intend to complete the remaining restructuring activities under the Fiscal 2015-2016 Plan by the first half of fiscal 2016.
Interest Income and Interest Expense

	Quarter Ended		Three Quarters Ended
(In millions)	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Interest income	$0.1	$0.3	$0.3	$0.4
Interest expense	$—	$(0.1)	$(0.3)	$(0.3)
Interest income reflected interest earned on our cash equivalents which were comprised of money market funds and certificates of deposit.
Interest expense was primarily related to interest associated with borrowings and term loan under the SVB Credit Facility and discounts on customer letters of credit.
Income Taxes

	Quarter Ended			Three Quarters Ended
(In millions, except percentages)	April 3, 2015	March 28, 2014	$ Change	April 3, 2015	March 28, 2014	$ Change
Loss from continuing operations before income taxes	$(10.0)	$(14.6)	$4.6	$(18.9)	$(38.8)	$19.9
Provision for income taxes	$1.5	$0.5	$1.0	$2.4	$0.2	$2.2
% of loss from continuing operations before income taxes	(15.0)%	(3.4)%		(12.7)%	(0.5)%

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

Income from Discontinued Operations

	Quarter Ended			Three Quarters Ended
(In millions)	April 3, 2015	March 28, 2014	$ Change	April 3, 2015	March 28, 2014	$ Change
Income from discontinued operations, net of tax	$—	$0.3	$(0.3)	$0.1	$0.7	$(0.6)
Our discontinued operations consist of the WiMAX business, which was sold to EION on September 2, 2011. We completed the business transition with EION in fiscal 2012. The income recognized in the first three quarters of fiscal 2015 was primarily due to a $0.1 million write-off of accrued liabilities due to EION. The income recognized in the first three quarters of fiscal 2014 was primarily due to recovery of certain WiMAX deferred cost of sales that was previously written down.
Liquidity and Capital Resources
Sources of Cash
As of April 3, 2015, our total cash and cash equivalents were $35.0 million. Approximately $10.5 million, or 30%, of our total cash and cash equivalents, was held by entities domiciled in the United States. The remaining balance of $24.5 million, or 70%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries at April 3, 2015, $18.6 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested and would be subject to U.S. taxes if repatriated. Currently we do not expect significant U.S. taxes due to the U.S. net operating loss carryforward with a full valuation allowance.
As of April 3, 2015, our principal sources of liquidity consisted of the $35.0 million in cash and cash equivalents, $15.1 million of available credit under our $40.0 million SVB Credit Facility and future collections of receivables from customers. As of April 3, 2015, we were in compliance with the financial covenants contained in the SVB Credit Facility. We regularly require letters of credit from some customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically our primary sources of liquidity have been cash flows from operations, credit facilities and cash proceeds from sale of our equity securities. During the first three quarters of fiscal 2015, our total cash and cash equivalents decreased by $13.8 million primarily due to $9.5 million of cash used in operating activities, $3.0 million of cash used for capital expenditures and $4.2 million effect of exchange rate changes on cash and cash equivalents, partially offset by $3.0 million net proceeds from the SVB Credit Facility borrowings.
Cash used in operating activities was $9.5 million in the first three quarters of fiscal 2015, primarily due to our net loss of $21.2 million, adjusted by non-cash expense items of $13.7 million, increases in inventories of $5.0 million and decreases in accounts payable and accrued expenses of $8.6 million, partially offset by decreases in accounts receivable of $5.4 million, unbilled costs of $2.6 million and customer service inventories of $1.6 million, and increases in customer advance payments and unearned income of $3.6 million. The increase in inventories was primarily due to higher deferred cost of sales associated with higher unearned income and the timing of customer shipments. The decreases in accounts payable and accrued expenses were primarily due to the timing of vendor payments. The decrease in accounts receivable was due to the collections during the first three quarters of fiscal 2015 exceeding billings. The decrease in unbilled costs was due to the timing of billing of projects. The decrease in customer service inventories was primarily due to usage of parts to fulfill warranty obligations. The increase in customer advance payments and unearned income was due to the timing of revenue recognition on several large contracts. We used $3.6 million in cash during the first three quarters of fiscal 2015 on expenses related to restructuring liabilities.
During the remainder of fiscal year 2015, we expect to spend approximately $1.0 million for capital expenditures, primarily on equipment for development of new products and to support customer managed services.
We believe that our existing cash and cash equivalents, the available line of credit under the SVB Credit Facility and future cash collections from customers will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will generate cash flow from operations, we will be in compliance with the quarterly financial covenants contained in the SVB Credit Facility, or that anticipated operational improvements will be achieved. If we are not in compliance with the financial covenants, the availability of our credit facility is not certain or may be diminished. Over the longer term, if we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations that may arise in the future, we may be required to sell assets, reduce capital expenditures, or obtain financing. If we need to obtain additional financing, we cannot be assured that it will be available on favorable terms, or at all. Our ability to make scheduled principal payments or pay interest on or refinance any future indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the microwave communications market and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
Available Credit Facility, Borrowings and Repayment of Debt
On March 28, 2014, we entered into the SVB Credit Facility which was amended subsequently in 2014 providing for the extensions of the deadline for preparing and filing our fiscal 2014 financial statements with the SEC. On February 27, 2015, the SVB Credit Facility was further amended providing for certain amendments to the financial covenants, borrowing base and an early termination fee if the credit facility is terminated prior to its expiration. This agreement amends and restates our existing First Amended and Restated Loan and Security Agreement, which was entered into on September 27, 2013 and amended providing for certain amendments to the maximum borrowing limit and financial covenants. During the first three quarters of fiscal 2015, we made additional net borrowings of $3.0 million and our outstanding debt under the SVB Credit Facility was $9.0 million as of April 3, 2015.
The SVB Credit Facility provides for a committed amount of up to $40.0 million, with a $30.0 million sublimit that can be borrowed by our Singapore subsidiary. Borrowings that may be advanced under the SVB Credit Facility at the lesser of $40.0 million or a borrowing base equal to a specified percentage of the value of eligible accounts receivable and U.S. unbilled accounts of the Company, subject to certain reserves and eligibility criteria. The SVB Credit Facility can also be utilized to issue letters of credit. Principal, together with all accrued and unpaid interest, is due and payable on September 26, 2016. If the SVB Credit Facility is terminated by us in certain circumstances prior to its expiration, we are subject to an early termination fee equal to 1% of the revolving line. As of April 3, 2015, available credit under the SVB Credit Facility was $15.1 million reflecting the calculated borrowing base of $29.2 million less existing borrowings of $9.0 million and outstanding letters of credit of $5.1 million.
Borrowings under the SVB Credit Facility carry an interest rate computed at the daily prime rate as published in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. If a minimum adjusted quick ratio requirement is satisfied, LIBOR advances are offered at LIBOR plus a spread of 2.75%. Interest is due and payable in arrears monthly for prime rate loans and, for LIBOR rate loans, at the end of an interest period or at each three-month interval if the interest period is greater than three months. During the first three quarters of fiscal 2015, the weighted average interest rate on our outstanding loan was 3.75%.
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
As of April 3, 2015, we were in compliance with the quarterly financial covenants contained in the SVB Credit Facility. However, as a result of uncertainty on our ability to meet the financial covenants in future and the fact that the SVB Credit Facility contains subjective acceleration clauses that could be triggered by the lender, the $9.0 million borrowing was classified as a current liability as of April 3, 2015.

Restructuring Payments
We had liabilities for restructuring activities totaling $6.3 million as of April 3, 2015, $4.7 million of which was classified as current liability and expected to be paid out in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.
Contractual Obligations and Commercial Commitments
The amounts disclosed in our fiscal 2014 Annual Report on Form 10-K include our commercial commitments and contractual obligations. During the first three quarters of fiscal 2015, other than the additional $3.0 million net borrowings under the SVB Credit Facility, no material changes occurred in our contractual obligations to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our fiscal 2014 Annual Report on Form 10-K. Please refer to Note 12, “Commitments and Contingencies” in this Quarterly Report on Form 10-Q.
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
As of April 3, 2015, we had foreign currency forward contracts outstanding with a total notional amount of $15.3 million consisting of 11 different currencies. The following is a summary of the gross notional amount of our outstanding contracts grouped by the underlying foreign currency as of April 3, 2015:

Currency	Notional Contract Amount (Local Currency)	Notional Contract Amount (USD)
	(In millions)
Republic of South Africa rand	57.0	$4.8
Euro	4.3	4.7
Australia dollar	1.9	1.4
Thailand baht	33.2	1.0
Canadian dollar	1.2	0.9
Singapore dollar	1.1	0.8
Other currencies	N/A	1.7
Total of all currency forward contracts		$15.3
Net foreign exchange loss recorded in our consolidated statements of operations during the third quarter and first three quarters of fiscal 2015 and 2014 was as follows:

	Quarter Ended		Three Quarters Ended
(In millions)	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
Foreign exchange loss, net	$(1.3)	$(0.2)	$(2.8)	$(0.4)
A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of April 3, 2015 would have an impact of approximately $1.5 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
Certain of our international business was transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars for the first three quarters of fiscal 2015, mostly Nigeria Naira and Euro, was $6.3 million and was included as a component of stockholders’ equity. As of April 3, 2015 and June 27, 2014, the cumulative translation adjustment decreased our stockholders’ equity by $9.2 million and $2.9 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our credit facility.
Exposure on Cash Equivalents
We had $35.0 million in total cash and cash equivalents as of April 3, 2015. Cash equivalents totaled $11.0 million as of April 3, 2015 and were comprised of money market funds and certificates of deposit. Cash equivalents have been recorded at fair value on our balance sheet.
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
The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents held as of April 3, 2015 was four days, and these investments had an average yield of 2.5% per annum. A

10% change in interest rates on our cash and cash equivalents is not expected to have a material impact on our financial position, results of operations or cash flows.
Exposure on Borrowings
During the first three quarters of fiscal 2015, we had $9.0 million of borrowings outstanding under the SVB Credit Facility that incurred interest at the prime rate plus a spread of 0.50% to 1.50%. During the first three quarters of fiscal 2015, our weighted average interest rate was 3.75% and we recorded total interest expense of $0.2 million on these borrowings.
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
In connection with the Company’s assessment of the effectiveness of internal control over financial reporting, the Company identified the following material weaknesses that existed as of June 27, 2014 that continued to exist as of April 3, 2015:

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

In addition, during the interim quarter ended April 3, 2015, the Company identified the following material weakness that existed as of December 26, 2014 that continued to exist as of April 3, 2015:

•
Control Activities - Revenue Recognition on Product Sales. The design and operating effectiveness of our controls were inadequate to ensure that all non-standard terms and conditions appearing on customer purchase orders were properly identified and addressed to ensure that the reported amount and timing of revenue recognition was accurate.

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

As of April 3, 2015, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon the evaluation and as a result of the material weaknesses described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 3, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.
(c) Changes in Internal Control over Financial Reporting
Subsequent to our June 27, 2014 fiscal year end, we began taking a number of actions, including designing and implementing new controls and revising existing controls, in order to remediate the material weaknesses described above. We expect to continue our remediation efforts, including testing of the operating effectiveness of new controls, as described below under “Remedial Actions to Address Material Weaknesses” with respect to the material weaknesses identified during the fiscal year ended June 27, 2014 and in the interim periods through April 3, 2015 and provide an update on the status of our remediation activities on a quarterly basis.
There were no changes in our internal control over financial reporting during the quarter ended April 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than progress with respect to the implementation of certain remediation efforts, as described below.

(d) Remedial Actions to Address Material Weaknesses
We continue to evaluate the effectiveness of our remediation efforts, including demonstrating that the new or improved controls operate effectively for a reasonable period of time. If appropriate, we expect to make further changes to our internal controls. The following actions have been taken, or we are in the process of taking, to strengthen our controls and organizational structure:

•
To address issues with recent employee turnover, we hired new accounting personnel with an appropriate level of knowledge, experience and skill sets commensurate with our newly installed enterprise resource planning system and business environment. We expect to continue to evaluate our needs for new and additional personnel. We leveraged the services of consulting firms and expect to continue to do so to assist us with strengthening our internal controls and documentation. We have provided training beginning in the third quarter of fiscal 2015 in order to enhance the level of communications and understanding of controls with key individuals that provide critical information used in financial accounting and reporting on matters relating to our business and operations.

•
We have enhanced our risk assessment process. With regard to risks associated with our newly installed worldwide enterprise resource planning system, we have identified subject matter experts (“SME”) and SME backups for each of the functional areas in our finance organization. The SMEs are responsible for leading an international team of users in training, developing global processes and in logging and tracking system issues beginning in the third quarter of fiscal 2015. The SMEs are expected to also be responsible for documenting all processes and coordinating all training materials and expected to have sufficient resources at our disposal to accomplish their tasks. With regard to procedures to ensure the completeness and accuracy of information used in the performance of control activities, we are enhancing oversight of accounting estimates and the precision level of those estimates. We are updating policies and procedures in key areas, particularly with respect to areas that involve management judgment and the use of estimates.

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

•
We have implemented a formal policy that expressly prohibits a manual journal entry being created and approved by the same employee. Further, effective with our fiscal 2015 second quarter end close, we implemented a process that includes a system-generated email alert being sent to senior accounting personnel when a journal entry is entered and posted by the same employee. Senior accounting personnel will follow up with the employee and have the journal entry reviewed by appropriate accounting personnel. With the implementation of this process, any exceptions to the policy can be identified on a timely basis and appropriately addressed.

•
To improve the timeliness and accuracy of updates to revenue and cost estimates and the completeness and accuracy of POC revenue recognition, we began implementing procedures in the first quarter of fiscal 2015 to allow for more timely and accurate communications between field service project managers and accounting personnel and improved procedures.

•
To address the risk concerning any non-standard terms and conditions on customer purchase orders, we have implemented a new revenue control during the third quarter of fiscal 2015 which provides an additional level of review of customer purchase orders by the revenue assurance team to provide reasonable assurance that non-standard terms and conditions are identified and properly addressed on a timely basis.

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

10.1
Amendment No. 4 to Second Amended and Restated Loan and Security Agreement, dated as of February 27, 2015, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2015, File No. 001-33278)

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
Date: May 13, 2015

By:	/s/ John J. Madigan
John J. Madigan Vice President, Corporate Controller and Principal Accounting Officer (Principal accounting officer and duly authorized officer)

EXHIBIT INDEX
The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Descriptions

10.1
Amendment No. 4 to Second Amended and Restated Loan and Security Agreement, dated as of February 27, 2015, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2015, File No. 001-33278)

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