Form 10-K
period 2015-07-03
AVIAT NETWORKS, INC.
filed 2015-10-01
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 26, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $62.8 million based upon the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date. For purposes of this calculation, the registrant has assumed that its directors, executive officers and holders of 5% or more of the outstanding common stock are affiliates.
The number of shares outstanding of the registrant’s common stock as of September 17, 2015 was 62,498,401 shares.
_________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended July 3, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AVIAT NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended July 3, 2015

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
These forward-looking statements are based on estimates reflecting the current beliefs of the senior management of Aviat Networks. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to, the following:

•	material weaknesses identified in our system of internal control and associated remediation efforts and investments and other actions needed to remedy those material weaknesses;

•	continued price and margin erosion as a result of increased competition in the microwave transmission industry;

•	the impact of the volume, timing and customer, product and geographic mix of our product orders;

•	our ability to meet financial covenant requirements which could impact , among other things, our liquidity;

•	our ability to meet projected new product development dates or anticipated cost reductions of new products;

•	our suppliers’ inability to perform and deliver on time as a result of their financial condition, component shortages or other supply chain constraints;

•	customer acceptance of new products;

•	the ability of our subcontractors to timely perform;

•	continued weakness in the global economy affecting customer spending;

•	retention of our key personnel;

•	our ability to manage and maintain key customer relationships;

•	uncertain economic conditions in the telecommunications sector combined with operator and supplier consolidation;

•	the timing of our receipt of payment for products or services from our customers;

•	our failure to protect our intellectual property rights or defend against intellectual property infringement claims by others;

•	the results of our restructuring efforts;

•	the effects of currency and interest rate risks; and

•	the impact of political turmoil in countries where we have significant business.
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
Our principal executive offices are located at 5200 Great America Parkway, Santa Clara, California 95054, and our telephone number is (408) 567-7000. Our common stock is listed on the NASDAQ Global Select Market under the symbol AVNW. As of July 3, 2015, we employed approximately 740 people, compared with approximately 960 people as of June 27, 2014.
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
Revenue from our North America and international regions represented approximately 46% and 54%, respectively, of our revenue in fiscal 2015, 41% and 59%, respectively, of our revenue in fiscal 2014, and 38% and 62%, respectively, of our revenue in fiscal 2013. Information about our revenue attributable to our geographic regions is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 10 of the accompanying consolidated financial statements in this Annual Report on Form 10-K.
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

•
Connected Devices. The number of devices such as smart phones and tablets connected to the Mobile Network is far greater than the number of unique subscribers and is continuing to grow as consumers adopt multiple mobile device types. There is also rapid growth in the number and type of wireless enabled sensors and machines being connected to the Mobile Network creating new revenue streams for network operators in healthcare, agriculture, transportation and education. As a result, the data traffic crossing the backhaul infrastructure continues to grow rapidly.

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

Other Vertical Markets
In addition to mobile backhaul, we see demand for microwave technology in other vertical markets, including utility, public safety, financial institutions and broadcast.

•	Many utility companies around the world are actively investing in Smart Grid solutions and energy demand management, which drive the need for network modernization and increased capacity of networks.

•
The investments in network modernization in the public safety market can significantly enhance the capabilities of security agencies. Improving border patrol effectiveness, enabling inter-operable emergency communications services for local or state police, providing access to timely information from centralized databases, or utilizing video and imaging devices at the scene of an incident requires a high bandwidth and reliable network. The mission critical nature of Public Safety and National security networks can require that these networks are built, operated and maintained independently of other public network infrastructure and microwave is very well suited to this environment because it is a cost-effective alternative to fiber.

•
Microwave technology can be used to engineer long distance and more direct connections than Optical Cable. Microwave signals also travel through the air much faster than light through glass and the combined effect of shorter distance and higher speed reduces latency, which is valued for trading applications in the financial industry. Our products have already been used to create low latency connections between major centers in the U.S., Europe and Asia and we see long term interest in the creation of further low latency routes in various geographies around the world.

These factors are combining to create a range of opportunities for continued investment in networks favoring microwave and millimeter wave technologies. As we focus on our execution of the future generations of our technology, our goal is to make wireless a viable choice for an ever broadening range of network types.
Strategy
Over the past year, we made significant further enhancements to our product portfolio with new microwave and IP Routing solutions. We introduced the CTR 8311 and CTR 8312 variants of our CTR 8000 platform to complement the CTR 8540 specifically to address lower density network nodes. The CTR is a transformational microwave product line since it efficiently integrates microwave transport and IP routing in a single solution. The software defined functionality of the CTR platform allows us to expand its capability over time and create further revenue generating software releases in the future. We also introduced the highest power microwave radio in the industry as a variant of our North America flagship product the IRU 600.
We continued to develop our professional services portfolio as a key to our long term strategy and differentiation. During the year, we expanded the number of customer networks managed from our North America Network Operations Center (“NOC”) and opened an additional NOC in Mexico. We have also expanded our training and accreditation programs for microwave and IP network design, deployment and maintenance.
Our strategy includes partnering with companies with technical expertise in areas outside of our core competencies to meet our customers’ demand for an end-to-end solution. Our partner product strategy enables us to go beyond wireless transmission to address the vendor consolidation trend whereby customers are “buying more from fewer vendors” and in doing so providing expanding market share opportunity. A comprehensive solutions portfolio comprised of our wireless product and intelligent partner products can allow us to compete with vendors that offer turnkey solution portfolios and serve to focus our research and development (“R&D”) efforts on core competency wireless innovations. Having a broader portfolio will enable us to further differentiate our offerings from other independent microwave equipment suppliers.
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

•
Broad product and solution portfolio. We offer a comprehensive suite of wireless transmission networking systems for microwave and millimeter-wave networking applications. Our solution consists of tailored offerings of our own wireless products and our own integrated ancillary equipment or that of other manufacturers and providers of element and network management systems and professional services. These solutions address a wide range of transmission frequencies, ranging from 2.4 GHz to 90 GHz, and a wide range of transmission capacities, ranging up to over 4 Gbps. The major product families included in these solutions are CTR 8000, Eclipse, IRU 600, WTM 3000, WTM 6000 and ProVision, our network management software.

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

Business Operations
Sales and Service
Our primary route to market is through our own direct sales, service and support organization. This provides us with the best opportunity to leverage our role as a technology specialist and differentiate ourselves from competitors. Our focus on key customers and geographies allows us to consistently achieve high customer satisfaction ratings leading to a high level of customer retention and repeat business. Our highest concentrations of Sales and Service resources are in the United States, Western and Southern Africa, the Philippines, and the European Union. We maintain a presence in a number of other countries, some of which are based on customer locations and include Nigeria, Kenya, Ghana, Ivory Coast, Algeria, South Africa, the United Arab Emirates, Saudi Arabia, Australia, Malaysia, New Zealand, Singapore, Slovenia and the Philippines.
In addition to our direct channel to market, we also have informal, and in some cases formal, relationships with original equipment manufacturers (“OEMs”) and system integrators especially towards large and complex projects in National Security and Government related applications, which include Nigeria, Kenya, Ghana, Ivory Coast, Algeria, South Africa, the United Arab Emirates, Saudi Arabia, Australia, Malaysia, New Zealand, Singapore, Slovenia and the Philippines. Our role in these relationships ranges from equipment supply only to being a sub-contractor for a portion of the project scope where we will supply equipment and a variety of design, deployment and maintenance services.
We also use indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment on a global basis. These independent representatives may buy for resale or, in some cases, solicit orders from commercial or governmental customers for direct sales by us. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be above or below our list prices. These independent representatives generally receive a discount from our list prices and are free to set the final sales prices paid by the customer.
We have repair and service centers in India, Nigeria, Ghana, Mexico, the Philippines, the United Kingdom and the United States. We have customer service and support personnel who provide customers with training, installation, technical support, maintenance and other services on systems under contract. We install and maintain customer equipment directly in some cases and contract with third-party service providers in other cases, depending on the equipment being installed and customer requirements.
The specific terms and conditions of our product warranties vary depending upon the product sold and country in which we do business. On direct sales, warranty periods generally start on the delivery date and continue for one to three years.

Manufacturing
Our global manufacturing strategy follows an outsourced manufacturing model using contract manufacturing partners in both the United States and Asia. Our strategy is based on balancing cost and supplier performance as well as taking into account qualification for localization requirements of certain market segments such as the Buy America statute. We continue to perform our system integration and customer acceptance and testing in an Aviat Networks facility co-located with one of our contract manufacturers in the United States.
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
Backlog
Our backlog by geographic region is as follows:

	July 3, 2015	June 27, 2014
	(In millions)
North America	$88.2	$105.5
International	63.5	69.3
Total backlog	$151.7	$174.8
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
We expect to substantially fill the backlog as of July 3, 2015 during fiscal 2016, but we cannot be assured that this will occur. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix and the possibility of changes in delivery schedules and additions or cancellations of orders. The backlog figures exclude advance payments and unearned income amounts. As of July 3, 2015, Motorola Solutions, Inc. accounted for 11% of our total backlog and no other customers accounted for 10% or more of our total backlog.
Customers
Principal customers for our products and services include domestic and international wireless/mobile service providers, OEMs, and private network users such as public safety agencies, government institutions, and utility, pipeline, railroad and other industrial enterprises that operate wireless networks.
During fiscal 2015, the Mobile Telephone Networks Group (“MTN Group”) in Africa accounted for 14% of our total revenue compared with 17% in fiscal 2014 and 25% in fiscal 2013. We have entered into separate and distinct contracts with MTN Group as well as separate arrangements with MTN Group subsidiaries. The loss of all or a substantial portion of MTN Group’s business could adversely affect our results of operations, cash flows and financial position.
Although we have a large customer base, during any given fiscal year or quarter a small number of customers may account for a significant portion of our revenue. In certain circumstances, we sell our products to service providers through OEMs, which provide the service providers with access to financing and in some instances, protection from fluctuations in international currency exchange rates.
Competition
The microwave and millimeter wave wireless networking business is a specialized segment of the wireless telecommunications industry that is sensitive to technological advancements and is extremely competitive. Our principal competitors include business units of large mobile and IP network infrastructure manufacturers such as Ericsson, Huawei, NEC and Alcatel-Lucent, as well as a number of other smaller public and other microwave specialists companies such as Ceragon, DragonWave and privately-held SIAE.

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
Our research and development expenditures totaled $25.4 million, or 7.6% of revenue, in fiscal 2015, $35.5 million, or 10.3% of revenue, in fiscal 2014, and $39.4 million, or 8.4% of revenue, in fiscal 2013.
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
Our product development teams numbered 133 employees as of July 3, 2015, and were located in Santa Clara, California; Wellington, New Zealand; Singapore; Ljubljana, Slovenia; and Montreal, Canada.
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
Patents and Other Intellectual Property
We consider our patents and other intellectual property rights, in the aggregate, to constitute an important asset. We own a portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property. We also license intellectual property to and from third parties. As of September 17, 2015, we held 158 U.S. patents and 70 international patents and had 43 U.S. patent applications pending and 55 international patent applications pending. We do not consider our business to be materially dependent upon any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. From time to time, we might engage in litigation to enforce our patents and other intellectual property or defend against claims of alleged infringement. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. Numerous trademarks used on or in connection with our products are also considered to be valuable assets.
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
Environmental and Other Regulations
Our facilities and operations, in common with those of our industry in general, are subject to numerous domestic and international laws and regulations designed to protect the environment, particularly with regard to wastes and emissions. We believe that we have complied with these requirements and that such compliance has not had a material adverse effect on our results of operations, financial condition or cash flows. Based upon currently available information, we do not expect expenditures to protect the environment and to comply with current environmental laws and regulations over the next several years to have a material impact on our competitive or financial position, but can give no assurance that such expenditures will not exceed current expectations. From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, which is commonly known as the Superfund Act, and equivalent laws. Such notices may assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We are not presently aware of any such liability that could be material to our business, financial condition or operating results, but due to the nature of our business and environmental risks, we cannot provide assurance that any such material liability will not arise in the future.
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
Employees
As of July 3, 2015 we employed approximately 740 people, compared with approximately 960 as of the end of fiscal 2014 and approximately 1,000 as of the end of fiscal 2013. Approximately 270 of our employees are located in the U.S. We also utilized approximately 45 independent contractors as of July 3, 2015. None of our employees in the U.S. are represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our relations with our employees are good.

Executive Officers of the Registrant
The name, age, position held with us, and principal occupation and employment during at least the past 5 years for each of our executive officers as of September 30, 2015, are as follows:

Name and Age	Position Currently Held and Past Business Experience
Michael A. Pangia, 54
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

Ralph Marimon, 58
Mr. Marimon joined Aviat Networks in May 2015 as our Senior Vice President, Finance and Chief Financial Officer and is responsible for the finance and IT organizations. Before joining Aviat, Mr. Marimon served as VP, Finance and CFO of QuickLogic, a provider of ultra-low power, customizable semiconductor solutions for smartphone, tablet, wearable, and mobile enterprise OEMs, since 2008. Prior to QuickLogic, Mr. Marimon served as CFO within a variety of organizations including Anchor Bay Technologies, Inc., Tymphany Corporation, and Scientific Technologies Incorporated. From 1999 to 2003, he served at Com21 Corporation, a global supplier of system solutions for the broadband access market, where he was promoted from Corporate Controller to VP of Finance and CFO. Prior to Com21, Mr. Marimon was at KLA-Tencor Corporation for 11 years in a variety of senior executive financial management positions.

Meena Elliott, 52
Ms. Elliott was appointed Senior Vice President, Chief Legal and Administrative Officer, Corporate Secretary in February 2015 and is responsible for the global legal and human resources organizations. From September 2011 to February 2015, she served as Senior Vice President, General Counsel, Secretary and had responsibilities for the global legal organization and took on responsibilities for global human resources organizations in 2014. From July 2009 to August 2011, she served as Vice President, General Counsel and Secretary. She joined our company as Associate General Counsel and Assistant Secretary in January 2007 when Harris Corporation’s MCD and Stratex Networks merged. Ms. Elliott joined MCD as Division Counsel in March 2006. Prior to joining MCD, she was Chief Counsel at the Department of Commerce from 2002 to 2006.

Heinz H. Stumpe, 60
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

Shaun McFall, 55
Mr. McFall was appointed Chief Strategy Officer in 2015. He was our Chief Marketing Officer since July 2008. Previously, from 2000 to 2008, he served as Vice President, Marketing for Aviat Networks and Stratex Networks. He has been with us since 1989.

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
We have many business risks including those related to our financial performance, investments in our common stock, operating our business and legal matters. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also impair our business operations. If any of these risks actually occur, our financial condition and results of operations could be materially and adversely affected.
We have not been profitable and must increase our revenues and reduce costs if we hope to achieve profitability.
As measured under U.S. generally accepted accounting principles (“U.S. GAAP”), we incurred net losses of $24.6 million in fiscal 2015, $51.1 million in fiscal 2014 and $16.7 million in fiscal 2013 and have been unprofitable since we became a public company in January 2007. We also have incurred losses from operations in all fiscal years since we became a public company, although we previously generated cash from operations in fiscal 2013, 2012, 2010 and 2009.
Throughout fiscal 2015 we experienced strong price competition for new business in all regions while major customer consolidations also put pressure on revenue and gross margin. We saw pricing pressures in all markets, with increased pressure in international markets. In all markets, telecommunication operating companies consolidated through mergers or acquisitions, leading to fewer, but larger customers. This consolidation may have a negative impact on our revenue if Aviat is not selected as a vendor for the products and/or services we provide. In order to counter pricing pressures, we invested heavily in product improvements to reduce unit costs and enhance product features, exited manufacturing facilities and shifted production to fewer contract manufacturers, and worked with our vendors to attain more favorable pricing. If we are unable to reduce product unit costs associated with enhanced product features, including payments to contract manufacturers and other suppliers, we may not achieve profitability.
We cannot be certain that these actions or others that we may take in the future will result in operating profitability or net income as determined under U.S. GAAP.
Our success will depend on new products introduced to the marketplace in a timely manner, successfully completing product transitioning and achieving customer acceptance.
The market for our products and services is characterized by rapid technological change, evolving industry standards and frequent new product introductions. Our future success will depend, in part, on continuous, timely development and introduction of new products and enhancements that address evolving market requirements and are attractive to customers. If we fail to develop or introduce on a timely basis new products or product enhancements or features that achieve market acceptance, our business may suffer. Additionally, we work closely with a variety of third party partners to develop new product features and new platforms. Should our partners face delays in the development process, then the timing of the rollout of our new products may be significantly impacted which may negatively impact our revenue and gross margin. Another factor impacting our future success is the growth in the customer demand of our new products. Rapidly changing technology, frequent new products introductions and enhancements, short product life cycles and changes in customer requirements characterize the markets for our products. We believe that successful new product introductions provide a significant competitive advantage because of the significant resources committed by customers in adopting new products and their reluctance to change products after these resources have been expended. We have spent, and expect to continue to spend, significant resources on internal research and development to support our effort to develop and introduce new products and enhancements.
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

Our sales cycle may be lengthy, and the timing of sales, along with additional services such as warehousing, inventory management, installation and implementation of our products within our customers’ networks, may extend over more than one period, which can make our operating results difficult to predict.
We anticipate difficulty in accurately predicting the timing of the sale of products and amounts of revenue generated from sales of our products, primarily in developing countries. The establishment of a business relationship with a potential customer is a lengthy process, generally taking several months and sometimes longer. Following the establishment of the relationship, the negotiation of purchase terms can be time-consuming, and a potential customer may require an extended evaluation and testing period. We expect that our product sales cycle, which results in our products being designed into our customers’ networks, could take 12 to 24 months. A number of factors can contribute to the length of the sales cycle, including technical evaluations of our products, the design process required to integrate our products into our customers’ networks and warehousing and/or inventory management services that may be requested by certain large customers. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer payments. Specifically, should a customer require warehousing and/or inventory management services, such services may impact our operating results in any period due to the costs associated with providing such services and the fact that the timing of the revenue recognition may be delayed. As a result, in the event that a sale is not completed or is canceled or delayed, we may have incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results. Furthermore, because of our lengthy sales cycle, our recognition of revenue from our selling efforts may be substantially delayed, our ability to forecast our future revenue may be more limited and our revenue may fluctuate significantly from quarter to quarter.
Once a purchase agreement has been executed, the timing and amount of revenue, if applicable, may remain difficult to predict. The completion of services such as warehousing and inventory management, installation and testing of the customer’s networks and the completion of all other suppliers network elements are subject to the customer’s timing and efforts and other factors outside our control, each of which may prevent us from making predictions of revenue with any certainty and could cause us to experience substantial period-to-period fluctuations in our operating results.
Our average sales prices may decline in the future.
We are experiencing, and are likely to continue to experience, declining sales prices. This price pressure is likely to result in downward pricing pressure on our products and services. As a result, we are likely to experience declining average sales prices for our products. Our future profitability will depend upon our ability to improve manufacturing efficiencies, reduce costs of materials used in our products and to continue to introduce new lower-cost products and product enhancements and if we are unable to do so, we may not be able to respond to pricing pressures. If we are unable to respond to increased price competition, our business, financial condition and results of operations will be harmed. Because customers frequently negotiate supply arrangements far in advance of delivery dates, we may be required to commit to price reductions for our products before we are aware of how, or if, cost reductions can be obtained. As a result, current or future price reduction commitments and any inability on our part to respond to increased price competition could harm our business, financial condition and results of operations.
We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.
We believe that our existing cash and cash equivalents, the available line of credit under our credit facility and future cash collections from customers will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for the next 12 months and the foreseeable future. However, it is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our longer term capital needs. If this occurs, we may need to sell assets, reduce capital expenditures, or obtain additional equity or debt financing. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms if and when needed, our business, financial condition and results of operations could be harmed.
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
We continue to evaluate our business to determine the potential need to realign our resources as we continue to transform our business in order to achieve desired cost savings in an increasingly competitive market. In prior years and again in fiscal 2015, we have undertaken a series of steps to restructure our operations involving, among other things and depending on the year, reductions of our workforce, the relocation of our corporate headquarters and the reduction and outsourcing of manufacturing activities. We incurred restructuring charges of $4.9 million, $11.1 million and $3.1 million in fiscal 2015, 2014 and 2013, respectively.
We have based our restructuring efforts on assumptions and plans regarding the appropriate cost structure of our business based on our product mix and projected sales, among other factors. Some of our assumptions include the elimination of jobs and the outsourcing of certain functions to reduce our operating expenses. These assumptions may not be correct and we may not be able to operate in accordance with our plans. Should this occur we may determine that we must incur additional restructuring charges in the future. Moreover, we cannot assure you that we will realize all of the anticipated benefits of our restructuring actions or that we will not further reduce or otherwise adjust our workforce or exit, or dispose of, certain businesses and product lines. Any decision to further limit investment, exit, or disposal of businesses or product lines may result in the recording of additional restructuring charges. Consequently, the costs actually incurred in connection with the restructuring efforts may be higher than originally planned and may not lead to the anticipated cost savings and/or improved results. For example, if we consolidate additional facilities in the future, we may incur additional restructuring and related expenses, which could have a material adverse effect on our business, financial condition or results of operations.
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
Our quarterly results are expected to be difficult to predict and delays in product delivery or closing a sale can cause revenue, margins and net income or loss to fluctuate significantly from anticipated levels. A substantial portion of our contracts are completed in the latter part of a quarter and a significant percentage of these are large orders. Because a significant portion of our cost structure is largely fixed in the short term, revenue shortfalls tend to have a disproportionately negative impact on our profitability and can increase our inventory. The number of large new transactions also increases the risk of fluctuations in our quarterly results because a delay in even a small number of these transactions could cause our quarterly revenues and profitability to fall significantly short of our predictions. In addition, we may increase spending in response to competitive actions or in pursuit of new market opportunities. Accordingly, we cannot provide assurances that we will be able to achieve profitability in the future or that if profitability is attained, that we will be able to sustain profitability, particularly on a quarter-to-quarter basis.
Due to the volume of our international sales, we may be susceptible to a number of political, economic and geographic risks that could harm our business.
We are highly dependent on sales to customers outside the U.S. In fiscal 2015, 2014 and 2013, our sales to international customers accounted for 55%, 60% and 62%, respectively, of total revenue. Significant portions of our international sales are in less developed countries. Our international sales are likely to continue to account for a large percentage of our products and services revenue for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event could result in a significant decline in revenue. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.
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
The wireless access, interconnection and backhaul business is a specialized segment of the wireless telecommunications industry and is extremely competitive. Competition in this segment is intense, and we expect it to increase. Some of our competitors have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical and personnel resources than we have. In addition, some of our competitors have greater name recognition, broader product lines, a larger installed base of products and longer-standing customer relationships. Our competitors include established companies, such as Ericsson, Huawei, NEC and Alcatel-Lucent, as well as a number of other public and private companies, such as Ceragon, DragonWave and SIAE. Some of our competitors are OEMs or systems integrators through whom we market and sell our products, which means our business success may depend on these competitors to some extent. One or more of our largest customers could internally develop the capability to manufacture products similar to those manufactured or outsourced by us and, as a result, the demand for our products and services may decrease.
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
During fiscal 2015, 2014 and 2013, we recorded charges to reduce the carrying value of our inventory to the lower of cost or market totaling $9.3 million, $7.2 million and $9.7 million, respectively. Such charges equaled 2.8%, 2.1% and 2.1% of our revenue in fiscal 2015, 2014 and 2013, respectively. These charges were primarily due to excess and obsolete inventory, including deferred cost of sales, resulting from product transitioning and discontinuance.

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
The effects of the poor global financial and economic conditions has had, and may continue to have, significant effects on our customers and suppliers, and has in the past, and may in the future have, a material adverse effect on our business, operating results, financial condition and stock price.
The effects of poor global financial and economic conditions include, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide.
Poor economic conditions have adversely affected and may continue to adversely affect our customers’ access to capital and/or willingness to spend capital on our products, and/or their levels of cash liquidity and/or their ability and/or willingness to pay for products that they will order or have already ordered from us, or result in their ceasing operations. Further, we have experienced an increasing number of our customers, principally in emerging markets, requesting longer payment terms, lease or vendor financing arrangements, longer terms for the letters of credit securing purchases of our products and services, which could potentially negatively impact our orders, revenue conversion cycle, and cash flows.
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
In addition, poor economic conditions could materially adversely affect our suppliers’ access to capital and liquidity with which to maintain their inventories, production levels, and/or product quality, could cause them to raise prices or lower production levels, or result in their ceasing operations. Further, with respect to our credit facility discussed under “Liquidity, Capital Resources and Financial Strategies” in Item 7 of this Annual Report on Form 10-K, if continued uncertain economic conditions adversely affect Silicon Valley Bank, our ability to access the funds available under our credit facility could be materially adversely affected.
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
Sales of our products and services historically have been concentrated in a small number of customers. Principal customers for our products and services include domestic and international wireless/mobile service providers, OEMs, as well as private network users such as public safety agencies; government institutions; and utility, pipeline, railroad and other industrial enterprises that operate broadband wireless networks. We had revenue from one customer that exceeded 10% of our total revenue during fiscal 2015 and 2014, and two customers that each exceeded 10% of our total revenue during fiscal 2013. Although we have a large customer base, during any given quarter a small number of customers may account for a significant portion of our revenue.
It is possible that a significant portion of our future product sales also could become even more concentrated in a limited number of customers as currently, one of our customers, MTN Group, represented over 10% of our revenue. In addition, product sales to major customers have varied widely from period to period. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or our inability to gain additional customers could result in declines in our revenue or an inability to grow revenue. In addition, further consolidation of our potential customer base could result in purchasing decision delays as consolidating customers integrate their operations and could generally reduce our opportunities to win new customers to the extent that the number of potential customers decreases. Furthermore, as our customers become larger, they may have more leverage to negotiate better pricing which could adversely affect our revenues and gross margins.
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

•	diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions;

•	potential difficulties in completing projects associated with in-process research and development intangibles;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in each market have stronger market positions;

•	initial dependence on unfamiliar supply chains or relatively small supply partners;

•	insufficient revenue to offset increased expenses associated with acquisitions; and

•	the potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans.
Acquisitions may also cause us to:

•	issue common stock that would dilute our current stockholders;

•	use a substantial portion of our cash resources, or incur debt;

•	significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;

•	assume material liabilities;

•	record goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur tax expenses related to the effect of acquisitions on our intercompany R&D cost sharing arrangement and legal structure;

•	incur large and immediate write-offs and restructuring and other related expenses; and

•	become subject to intellectual property or other litigation.
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
Although a majority of our sales are made through our direct sales force, we also market our products through indirect sales channels such as independent agents, distributors, OEMs and systems integrators. These relationships enhance our ability to pursue major contract awards and, in some cases, are intended to provide our customers with easier access to financing and a greater variety of equipment and service capabilities, which an integrated system provider should be able to offer. We may not be able to maintain our current relationships or develop new ones. If additional relationships are developed, they may not be successful. Furthermore, as we consider increasing licensing revenue based on upgraded technology, we may not be successful in transitioning customers to the planned software upgrades. Our inability to establish or maintain these distribution and licensing relationships could restrict our ability to market our products and thereby result in significant reductions in revenue. If these revenue reductions occur, our business, financial condition and results of operations would be harmed.
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
In connection with the audit of our consolidated financial statements as of and for the year ended July 3, 2015, we have concluded that there are material weaknesses relating to our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Specifically, we identified material weaknesses relating to (i) our controls pertaining to risk assessment and monitoring activities; (ii) ensuring that account reconciliations were reviewed and approved for accuracy and completeness and that we identified, accumulated and documented appropriate information necessary to support account balances; (iii) ensuring that the terms and conditions of all negotiated customer discounts were agreed upon with the customer in advance of recognizing revenue to ensure that the reported amount and timing of revenue recognition was accurate; (iv) ensuring that all revenue recognized on shipments with FOB Destination terms was recognized in the proper period; (v) ensuring that the project accrual balances were accurate; and (vi) ensuring that the underlying quantities in support of inventory balances were accurate . For additional information on these matters, see Part II, Item 9A of this Annual Report on Form 10-K. As a result of these material weaknesses, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of July 3, 2015.
Subsequent to our July 3, 2015 fiscal year end, we began taking a number of actions, including designing and implementing new controls and revising existing controls, in order to remediate the material weaknesses described above. We expect to continue our remediation efforts, including testing of operating effectiveness of new controls during the fiscal year ending July 1, 2016. We expect to incur additional costs remediating these material weaknesses.
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
We may be subject to litigation regarding our intellectual property. This litigation could be costly to defend and resolve, and could prevent us from using or selling the challenged technology.
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
System security risks, data protection breaches, and cyber attacks could compromise our proprietary information, disrupt our internal operations and harm public perception of our security products, which could cause our business and reputation to suffer and adversely affect our stock price.
In the ordinary course of business, we store sensitive data, including intellectual property, our proprietary business information and proprietary information of our customers, suppliers and business partners, on our networks. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies, including ours, are subject to a wide variety of attacks on their networks on an ongoing basis. Despite our security measures, our information technology and infrastructure may be vulnerable to penetration or attacks by computer programmers and hackers, or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, and cause us reputational and financial harm. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our networks.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of July 3, 2015, we leased approximately 303,000 square feet of facilities worldwide, with approximately 61% in the United States, mostly in California, Texas, and North Carolina. Our corporate headquarters are located in Santa Clara, California, and consist of a building of approximately 129,000 square feet. The lease for our headquarters expires in April 2020 and we plan to sublease portions of the facility as part of our restructuring plans. We also lease approximately 54,000 square feet of office, assembly facilities and warehouse in certain locations in Texas. Internationally, we lease approximately 120,000 square feet of facilities throughout Europe, Canada, Central America, South America, Africa and Asia regions, including offices in Singapore, Slovenia, Philippine Islands, India, Mexico, South Africa, Algeria, Ghana, Ivory Coast, Kenya, Nigeria, France, Netherlands, Poland, Russia, Australia, Dubai, Saudi Arabia, Lebanon, China, Thailand, and Malaysia. In addition, we own approximately 108,000 square feet of facilities in Wellington, New Zealand and Lanarkshire, Scotland.
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

Item 3. Legal Proceedings
From time to time, we may be involved in various legal claims and litigation that arise in the normal course of our operations. We are aggressively defending all current litigation matters. Although there can be no assurances and the outcome of these matters is currently not determinable, we currently believe that none of these claims or proceedings are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation and/or substantial settlement charges. As a result, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, if any.
We record accruals for our outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, at least on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. We have not recorded any accrual for loss contingencies associated with such legal claims or litigation discussed above.
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
According to the records of our transfer agent, as of September 17, 2015, there were 4,110 holders of record of our common stock. The following table sets forth the high and low closing prices for a share of our common stock on NASDAQ Global Select Market for the periods indicated during our fiscal years 2015 and 2014:

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter	$1.78	$1.16	$2.74	$2.39
Second Quarter	$1.90	$1.32	$2.57	$1.97
Third Quarter	$1.52	$1.10	$2.31	$1.60
Fourth Quarter	$1.32	$1.12	$1.66	$1.00
Dividend Policy
We have not paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain any earnings for use in our business. In addition, the covenants of our credit facility may restrict us from paying dividends or making other distributions to our stockholders under certain circumstances.
Sales of Unregistered Securities
During the fourth quarter of fiscal 2015, we did not issue or sell any unregistered securities.
Issuer Repurchases of Equity Securities
During the fourth quarter of fiscal 2015, we did not repurchase any equity securities.
Performance Graph
The following graph and accompanying data compares the cumulative total return on our common stock with the cumulative total return of the Total Return Index for The NASDAQ Composite Market (U.S. Companies) and the NASDAQ Telecommunications Index for the five-year period ended July 3, 2015. The stock price performance shown on the graph below is not necessarily indicative of future price performance. Note that this graph and accompanying data is “furnished,” not “filed,” with the SEC.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Aviat Networks, Inc., the NASDAQ Composite Index
and the NASDAQ Telecommunications Index

	7/2/2010	7/1/2011	6/29/2012	6/28/2013	6/27/2014	7/3/2015
Aviat Networks, Inc.	100.00	113.14	80.00	74.86	35.71	37.71
NASDAQ Composite	100.00	135.88	143.18	168.38	220.33	253.92
NASDAQ Telecommunications	100.00	117.67	102.89	132.14	153.53	160.75
 ____________________________

*
Assumes (i) $100 invested on July 2, 2010 in Aviat Networks, Inc. common stock, the Total Return Index for The NASDAQ Composite Market (U.S. companies) and the NASDAQ Telecommunications Index; and (ii) immediate reinvestment of all dividends.

Item 6.   Selected Financial Data
The following table summarizes our selected historical financial information for each of the last five fiscal years that has been derived from our consolidated financial statements. Data presented for fiscal years 2015, 2014 and 2013 are included elsewhere in this Annual Report on Form 10-K. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes, included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	July 3, 2015	June 27, 2014(1)	June 28, 2013(1)	June 29, 2012(1) (Unaudited)	July 1, 2011(1) (Unaudited)
	(In millions)
Revenue from product sales and services	$335.9	$346.0	$471.3	$444.0	$452.1
Cost of product sales and services	255.2	260.8	332.9	312.6	321.0
Loss from continuing operations	(24.7)	(52.0)	(12.6)	(15.8)	(55.8)
Net loss	(24.6)	(51.1)	(16.7)	(24.4)	(87.5)
Net income attributable to noncontrolling interests, net of tax	0.1	—	—	—	—
Net loss attributable to Aviat Networks	(24.7)	(51.1)	(16.7)	(24.4)	(87.5)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.40)	$(0.84)	$(0.21)	$(0.27)	$(0.95)
Net loss	(0.40)	(0.83)	(0.28)	(0.41)	(1.49)

	As of
	July 3, 2015	June 27, 2014(1)	June 28, 2013(1)	June 29, 2012(1) (Unaudited)	July 1, 2011(1) (Unaudited)
	(In millions)
Total assets	$229.4	$253.2	$305.8	$329.6	$383.9
Long-term liabilities	16.9	19.7	24.8	24.7	15.1
Total net assets	83.9	111.9	159.1	168.4	188.9
___________________________

(1)	As revised, please refer to Note 2 to the consolidated financial statements in this Annual Report on Form 10-K.

The following table summarizes certain charges, expenses and gains included in our net losses for each of the fiscal years in the five-year period ended July 3, 2015:

	Fiscal Year Ended
	July 3, 2015	June 27, 2014	June 28, 2013	June 29, 2012	July 1, 2011
	(In millions)
Share-based compensation expense	$2.2	$3.4	$6.4	$5.2	$4.8
Goodwill impairment charges	—	—	—	5.6	—
Rebranding and transitional costs	—	—	—	—	0.9
Charges for product transition, product discontinuances and inventory mark-downs	—	1.2	—	1.0	6.6
Amortization of purchased technology and intangible assets	0.4	0.4	1.0	2.3	3.4
Restructuring charges	4.9	11.1	3.1	2.3	15.4
Amortization of the fair value adjustments related to fixed assets and inventory	—	—	—	—	0.2
NetBoss bad debt expenses and other	—	—	—	0.8	—
Loss on sale of NetBoss assets	—	—	—	—	4.6
Transactional tax assessments	—	0.6	1.4	0.6	2.8
Liquidation of entities	—	—	—	—	0.8
Other adjustments	—	0.2	(0.7)	—	(0.9)
	$7.5	$16.9	$11.2	$17.8	$38.6

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2015 and 2016 Results
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes. In the discussion below, our fiscal year ending July 1, 2016 is referred to as “fiscal 2016” or “2016”; our fiscal year ended July 3, 2015 is referred to as “fiscal 2015” or “2015”; our fiscal year ended June 27, 2014 is referred to as “fiscal 2014” or “2014”; and our fiscal year ended June 28, 2013 is referred to as “fiscal 2013” or “2013.”
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
Our strategic focus in fiscal 2016 will be to continue to accelerate innovation and optimize our product portfolio, improve costs and operational efficiencies, grow our revenue and create a sustainable, profitable business model. To do this, we continue to examine our products, markets, facilities, development programs, and operational flows to ensure we are focused on what we do well and what will differentiate us in the future. We will continue working to streamline management processes to attain the efficiency levels required by the markets in which we do business.
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
In line with industry trends, we expect to provide increased managed services, including network design, inventory management, final configuration and warehousing services, to certain customers in certain geographies. Our operating results may be impacted by providing these services to the extent that we may need to postpone the recognition of revenue and incur upfront and ongoing expenses that are not offset with additional revenue from product sales associated with these services until a future period.
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
During the third quarter of fiscal 2015, with the intent to bring the Company’s operational cost structure in line with the changing dynamics of the microwave radio and telecommunications markets, we initiated a restructuring plan (the “Fiscal 2015-2016 Plan”) to lower fixed overhead costs and operating expenses and to preserve cash flow. Our restructuring expenses incurred during fiscal 2015 primarily related to the Fiscal 2015-2016 Plan and a plan we initiated in fiscal 2014 (the “Fiscal 2014-2015 Plan”). We intend to complete a majority of the remaining restructuring activities under the current plans by the first half of fiscal 2016. See “Restructuring Charges” below.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and Middle East, (2) Europe and Russia and (3) Latin America and Asia Pacific. Revenue by region for fiscal 2015, 2014 and 2013 and the related changes were shown in the table below:

	Fiscal Year			$ Change		% Change
(In millions, except percentages)	2015	2014	2013	2015/2014	2014/2013	2015/2014	2014/2013
North America	$153.2	$142.0	$180.5	$11.2	$(38.5)	7.9%	(21.3)%
Africa and Middle East	97.1	108.9	182.2	(11.8)	(73.3)	(10.8)%	(40.2)%
Europe and Russia	36.0	36.0	48.0	—	(12.0)	—%	(25.0)%
Latin America and Asia Pacific	49.6	59.1	60.6	(9.5)	(1.5)	(16.1)%	(2.5)%
Total Revenue	$335.9	$346.0	$471.3	$(10.1)	$(125.3)	(2.9)%	(26.6)%
Our revenue in North America increased $11.2 million, or 7.9%, in fiscal 2015 compared with fiscal 2014. The increase in North America primarily resulted from increase of revenue from the government and utility markets, while revenue from network operator customers declined in fiscal 2015 compared with fiscal 2014.
Our revenue in North America decreased $38.5 million, or 21.3%, in fiscal 2014 compared with fiscal 2013. Revenue from wireless operator customers declined as they reach completion of their LTE network building period. We also saw lower revenue from private government and utility networks due to the timing of purchases and project deliveries to those customers.
Revenue in Africa and Middle East decreased $11.8 million, or 10.8%, in fiscal 2015 compared with fiscal 2014, reflecting network operator capital spending restraint in fiscal 2015 compared with fiscal 2014. Revenue in Europe and Russia remained approximately the same for fiscal 2015 compared with fiscal 2014. Revenue in Latin America and Asia Pacific declined $9.5 million, or 16.1%, in fiscal 2015 compared with fiscal 2014, mostly due to lower product sales to our larger customers in Latin America.
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

	Fiscal Year			$ Change		% Change
(In millions, except percentages)	2015	2014	2013	2015/2014	2014/2013	2015/2014	2014/2013
Product sales	$214.9	$222.6	$336.7	$(7.7)	$(114.1)	(3.5)%	(33.9)%
Services	121.0	123.4	134.6	(2.4)	(11.2)	(1.9)%	(8.3)%
Total Revenue	$335.9	$346.0	$471.3	$(10.1)	$(125.3)	(2.9)%	(26.6)%
Our revenue from product sales decreased $7.7 million, or 3.5%, in fiscal 2015 compared with fiscal 2014. The decrease came primarily from weaker product sales in Africa and Latin America, offset in part by stronger product sales in North America, Europe and Asia. Our service revenue decreased $2.4 million, or 1.9%, in fiscal 2015 compared with fiscal 2014, due to reduced service activities in Asia Pacific, Europe and Latin America, partially offset by increased service activities in Africa and North America.

Our revenue from product sales decreased $114.1 million, or 33.9%, in fiscal 2014 compared with fiscal 2013. The decrease was primarily due to reduced purchases of our products and services made by larger customers in Africa, North America and Europe compared to the previous year and continued reduction in fiscal 2014. Asia Pacific product sales were also down compared to fiscal 2013, with a small increase in Latin America. Our services revenue decreased $11.2 million, or 8.3%, in fiscal 2014 compared with fiscal 2013. The main reason for the decline was the reduced revenue in North America owing to the reduction in business with wireless network operators. Other regions had relatively flat service revenue performance between the years.
During fiscal 2015, the MTN Group in Africa accounted for 14% of our total revenue compared with 17% in fiscal 2014 and 25% in fiscal 2013. We have entered into separate and distinct contracts with MTN Group as well as separate arrangements with various MTN Group subsidiaries. For fiscal 2013, revenue from Verizon Wireless accounted for 11% of our total revenue. The loss of all or a substantial portion of MTN Group’s business could adversely affect our results of operations, cash flows and financial position.
Gross Margin

	Fiscal Year			$ Change		% Change
(In millions, except percentages)	2015	2014	2013	2015/2014	2014/2013	2015/2014	2014/2013
Revenue	$335.9	$346.0	$471.3	$(10.1)	$(125.3)	(2.9)%	(26.6)%
Cost of revenue	255.2	260.8	332.9	(5.6)	(72.1)	(2.1)%	(21.7)%
Gross margin	$80.7	$85.2	$138.4	(4.5)	(53.2)	(5.3)%	(38.4)%
% of revenue	24.0%	24.6%	29.4%
Product margin %	23.7%	22.4%	28.8%
Service margin %	24.5%	28.6%	30.7%
Gross margin for fiscal 2015 decreased $4.5 million, or 5.3%, compared with fiscal 2014, primarily due to decreased profitability in Africa, Middle East, Europe and Latin America and a $2.5 million increase in foreign exchange loss, partially offset by improved profitability in North America and Asia along with reduced supply chain costs compared with fiscal 2014. Gross margin as a percentage of revenue decreased in fiscal 2015 compared with fiscal 2014 primarily due to lower profitability in Africa, Middle East, Europe and Latin America and increased foreign exchange losses compared with fiscal 2014, partially offset by higher gross margin rates in North America and Asia. Product margin as a percentage of product revenue increased over fiscal 2014 primarily to a greater portion of the overall business coming from North America along with improved pricing in that market, and better pricing on sales in Asia. Service margin as a percentage of service revenue declined primarily due to a less profitable service business in international markets.
Gross margin for fiscal 2014 decreased $53.2 million, or 38.4%, compared with fiscal 2013, primarily due to reduced sales volume. Gross margin as a percentage of revenue decreased in fiscal 2014 compared with fiscal 2013 primarily due to competitive market pricing pressure for our products and services and spreading our fixed costs into lower product and services revenue volumes. Product margin as a percentage of product revenue declined in fiscal 2014 primarily due to pricing pressures in international markets and the absorption of fixed costs over a lower revenue volume. Service margin as a percentage of service revenue declined primarily due to a less profitable service business in North America.
Research and Development Expenses

	Fiscal Year			$ Change		% Change
(In millions, except percentages)	2015	2014	2013	2015/2014	2014/2013	2015/2014	2014/2013
Research and development expenses	$25.4	$35.5	$39.4	$(10.1)	$(3.9)	(28.5)%	(9.9)%
% of revenue	7.6%	10.3%	8.4%
Our R&D expenses decreased $10.1 million, or 28.5%, in fiscal 2015 compared with fiscal 2014. As a percentage of revenue, R&D expenses decreased to 7.6% in fiscal 2015 from 10.3% in fiscal 2014. The decrease in R&D expenses was primarily due to a $7.2 million reduction in personnel and related expenses, a $1.2 million decrease in new product development costs, a $2.0 million decrease in facility expense, a $0.2 million decrease in travel expense and a $0.2 million decrease in share-based compensation expenses primarily due to restructuring of R&D in Santa Clara, California.

We continue to invest in new product features, new functionality and lower cost platforms that we believe will enable our product lines to retain their technology leads in a cost effective manner.
Our R&D expenses decreased $3.9 million, or 9.9%, in fiscal 2014 compared with fiscal 2013. As a percentage of revenue, R&D expenses also increased to 10.3% in fiscal 2014 from 8.4% in fiscal 2013. The decrease in R&D expenses of $3.9 million consisted primarily of a $3.8 million decrease of personnel expenses as a result of the restructuring programs we implemented and a $0.7 million decrease in stock based compensation, partially offset by a $0.3 million increase in expenses related to our investment in new product development.
Selling and Administrative Expenses

	Fiscal Year			$ Change		% Change
(In millions, except percentages)	2015	2014	2013	2015/2014	2014/2013	2015/2014	2014/2013
Selling and administrative expenses	$76.0	$88.8	$95.5	$(12.8)	$(6.7)	(14.4)%	(7.0)%
% of revenue	22.6%	25.7%	20.3%
Our selling and administrative expenses decreased $12.8 million, or 14.4%, in fiscal 2015 compared with fiscal 2014. The decrease was due primarily to a $7.1 million decrease in personnel and related expenses, a $1.8 million decrease in IT consulting expenses as result of the completion of our ERP system implementation, a $1.7 million reduction in travel expenses, a $3.6 million decrease in sales commission and incentive compensation, and a $1.1 million decrease in share-based compensation expenses resulting from employee terminations and full vesting of prior stock awards. The decreases were partially offset by a $3.4 million increase in professional fees primarily associated with the annual audit of our fiscal 2014 financial statements. We will continue to seek ways to improve our operating efficiency in fiscal 2016.
Our selling and administrative expenses decreased $6.7 million, or 7.0%, in fiscal 2014 compared with fiscal 2013. The decrease was due primarily to a $2.9 million reduction in personnel expenses as a result of the restructuring programs we implemented, a $1.5 million reduction in bad debt expenses, a $1.9 million decrease in share-based compensation expenses and a $1.8 million decrease in agent commissions. This was partially offset by a $2.0 million increase in expenses for information technology projects.
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

Our restructuring charges by plan for fiscal 2015, 2014 and 2013 are summarized in the table below:

	Fiscal Year			$ Change		% Change
(In millions, except percentages)	2015	2014	2013	2015/2014	2014/2013	2015/2014	2014/2013
Restructuring charges:	$4.9	$11.1	$3.1	$(6.2)	$8.0	(55.9)%	258.1%
By Plan:
Fiscal 2015-2016 Plan	3.4	—	—	3.4	—	N/A	N/A
Fiscal 2014-2015 Plan	1.4	5.8	—	(4.4)	5.8	(75.9)%	N/A
Fiscal 2013-2014 Plan	0.1	5.3	1.8	(5.2)	3.5	(98.1)%	194.4%
Fiscal 2011 Plan	—	—	1.3	—	(1.3)	N/A	(100.0)%
Our restructuring expenses consisted primarily of severance and related benefit charges and facilities costs related to obligations under non-cancelable leases for facilities that we ceased to use. Restructuring charges for fiscal 2015 included a $2.8 million employee termination charge primarily related to the Fiscal 2015-2016 Plan, a $1.5 million facility charge related to ceasing to use portion of our Santa Clara headquarters building and a $0.6 million Slovenia government fund penalty charge related to the workforce reduction. Restructuring charges for fiscal 2014 included a $4.7 million facilities charge primarily related to ceasing to use a portion of our Santa Clara headquarters building and a $6.4 million employee termination charge primarily related to our Fiscal 2014-2015 Plan. Restructuring charges for fiscal 2013 included a $3.0 million employee termination charge primarily related to our Fiscal 2013-2014 Plan and Fiscal 2011 Plan.
We have substantially completed our activities under the Fiscal 2014-2015 Plan and the Fiscal 2013-2014 Plan and intend to substantially complete the remaining restructuring activities under the Fiscal 2015-2016 Plan by the end of the second quarter of fiscal 2016.
Other Income, Interest Income and Interest Expense

	Fiscal Year
(In millions)	2015	2014	2013
Other income, net	$—	$—	$0.7
Interest income	0.4	0.5	0.8
Interest expense	(0.4)	(0.4)	(0.8)
Other income of $0.7 million for fiscal 2013 reflected a nonrecurring benefit related to a customer contract.
Interest income reflected interest earned on our cash equivalents which were comprised of money market funds and certificates of deposit.
Interest expense was primarily related to interest associated with borrowings and term loans under the SVB Credit Facility and discounts on customer letters of credit.
Income Taxes

	Fiscal Year			$ Change
(In millions, except percentages)	2015	2014	2013	2015/2014	2014/2013
Income (loss) from continuing operations before income taxes	$(26.0)	$(50.5)	$0.7	$24.5	$(51.2)
Provision for income taxes	(1.3)	1.5	13.3	(2.8)	(11.8)
As % of income (loss) from continuing operations before income taxes	5.0%	(3.0)%	1,900.0%
The income tax benefit from continuing operations for fiscal 2015 was $1.3 million. The difference between our income tax benefit from continuing operations and income tax expense at the statutory rate of 35% on our pre-tax loss of $26.0 million was primarily attributable to losses in tax jurisdictions in which we cannot recognize a tax benefit, an increase in foreign withholding taxes and the $4.4 million benefit from the release of valuation allowance.

The income tax expense from continuing operations for fiscal 2014 was $1.5 million. The difference between our income tax expense from continuing operations and income tax benefit at the statutory rate of 35% on our pre-tax loss of $50.5 million was primarily attributable to losses in tax jurisdictions in which we cannot recognize a tax benefit and increase in foreign withholding taxes.
The income tax expense from continuing operations for fiscal 2013 was $13.3 million. The difference between our income tax expense from continuing operations and income tax benefit at the statutory rate of 35% on our pre-tax loss of $0.7 million was primarily attributable to a $11.7 million increase in our reserves for uncertain tax positions, losses in tax jurisdictions in which we cannot recognize a tax benefit and increase in foreign withholding taxes. The increase in our unrecognized tax benefits was the result of additional information obtained during the recent tax examinations in certain countries during fiscal 2013.
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain.
Income (loss) from Discontinued Operations

	Fiscal Year			$ Change
(In millions)	2015	2014	2013	2015/2014	2014/2013
Income (loss) from discontinued operations, net of tax	$0.1	$0.9	$(4.1)	$(0.8)	$5.0
Our discontinued operations consist of the WiMAX business, which was sold to EION Networks, Inc. (“EION”) on September 2, 2011. We completed the business transition with EION in fiscal 2012. The income recognized in fiscal 2015 was primarily due to a $0.1 million write-off of accrued liabilities due to EION. The income incurred in fiscal 2014 was primarily due to recovery of certain WiMAX customer receivables that was previously written down. The loss incurred in fiscal 2013 was primarily due to $4.2 million write-downs of certain WiMAX deferred cost of sales that were not transferred to EION and certain expenses we incurred to support a remaining customer obligation. The loss was partially offset by a $0.3 million write down of our payable to EION related to customer receivables and $0.1 million contingent payments we received from EION.
Liquidity, Capital Resources and Financial Strategies
Sources of Cash
As of July 3, 2015, our total cash and cash equivalents were $34.7 million. Approximately $11.7 million, or 33.7%, was held by entities domiciled in the United States. The remaining balance of $23.0 million, or 66.3%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries at July 3, 2015, $17.0 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to U.S. taxes which are currently nominal.
As of July 3, 2015, our principal sources of liquidity consisted of the $34.7 million in cash and cash equivalents, $26.9 million of available credit under our $40.0 million credit facility with Silicon Valley Bank (“SVB”), and future collections of receivables from customers. We regularly require letters of credit from some customers and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically our primary sources of liquidity have been cash flows from operations, credit facilities and cash proceeds from sale of our equity securities. During fiscal 2015, our total cash and cash equivalents decreased by $14.1 million primarily due to $9.0 million of cash used in operating activities, $3.7 million of cash used for capital expenditures and $4.3 million decrease due to foreign exchange rate impact, partially offset by $3.0 million net borrowing from our short-term debt arrangement.
Cash used in operating activities was $9.0 million in fiscal 2015, primarily due to our net loss of $24.6 million adjusted by non-cash expense items of $15.6 million, increases in accounts receivables of $13.5 million and inventories of $1.9 million and decreases in accounts payable and accrued expenses of $2.5 million, partially offset by decreases in unbilled costs of $6.1 million and in customer service inventories of $2.3 million, and increases in customer advance payments and unearned income of $9.3 million. The increase in accounts receivable was primarily due to higher revenue and billings to customer in the fourth quarter of fiscal 2015. The increase in inventories was primarily due to higher deferred cost of sales associated with higher unearned income and the timing of customer shipments. The decreases in accounts payable and accrued expenses were primarily due to the timing of vendor payments. The decrease in unbilled costs was due to the timing of billing of projects. The increase in customer advance payments and unearned income was due to the timing of revenue recognition on several large contracts. We used $5.6 million in cash during fiscal 2015 on expenses related to restructuring liabilities.
For fiscal 2016, we expect to spend approximately $4.0 million for capital expenditures, primarily on equipment for development and manufacturing of new products and to support customer managed services.
We believe that our existing cash and cash equivalents, the available line of credit under the SVB Credit Facility (as defined below) and future cash collections from customers will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for at least the next 12 months. There can be no assurance, however, that our business will generate cash flow from operations, we will be in compliance with the quarterly financial covenants contained in the SVB Credit Facility, or that anticipated operational improvements will be achieved. If we are not in compliance with the financial covenants, the availability of our credit facility is not certain or may be diminished. Over the longer term, if we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations that may arise in the future, we may be required to sell assets, reduce capital expenditures, or obtain financing. If we need to obtain additional financing, we cannot be assured that it will be available on favorable terms, or at all. Our ability to make scheduled principal payments or pay interest on or refinance any future indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the microwave communications market and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
Available Credit Facility, Borrowings and Repayment of Debt
On March 28, 2014, we entered into a Second Amended and Restated Loan Agreement with SVB (the “SVB Credit Facility”) which was amended subsequently in 2014 providing for the extensions of the deadline for preparing and filing our fiscal 2014 financial statements with the SEC. On February 27, 2015, the SVB Credit Facility was further amended providing for certain amendments to the financial covenants, borrowing base and an early termination fee if the credit facility is terminated prior to its expiration. This agreement amends and restates our First Amended and Restated Loan and Security Agreement, which was entered into on September 27, 2013 and amended on October 29, 2013, November 20, 2013 and February 10, 2014, respectively, which amendments provided for certain amendments to the maximum borrowing limit and financial covenants. As of September 27, 2013, we repaid the entire outstanding balance of the original $8.3 million two-year term loan that we borrowed on January 30, 2012. During fiscal 2015, we made net borrowings of $3.0 million and our outstanding debt under the SVB Credit Facility was $9.0 million as of July 3, 2015.
The SVB Credit Facility provides for a committed amount of up to $40.0 million, with a $30.0 million sublimit that can be borrowed by our Singapore subsidiary. Borrowings that may be advanced under the SVB Credit Facility at the lesser of $40.0 million or a borrowing base equal to a specified percentage of the value of eligible accounts receivable and U.S. unbilled accounts of the Company, subject to certain reserves and eligibility criteria. The SVB Credit Facility can also be utilized to issue letters of credit. Principal, together with all accrued and unpaid interest, is due and payable on September 26, 2016. If the SVB Credit Facility is terminated by us in certain circumstances prior to its expiration, we are subject to an early termination fee equal to 1% of the revolving line. As of July 3, 2015, available credit under the SVB Credit Facility was $26.9 million reflecting the calculated borrowing base of $40.0 million less existing borrowings of $9.0 million and outstanding letters of credit of $4.1 million.
Borrowings under the SVB Credit Facility carry an interest rate computed at the daily prime rate as published in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. If a minimum adjusted quick ratio requirement is satisfied, LIBOR advances are offered at LIBOR plus a spread of 2.75%. Interest is due and payable in arrears monthly for prime rate loans and, for LIBOR rate loans, at the end of an interest period or at each 3-month interval if the interest period is greater than three months. During fiscal 2015, the weighted average interest rate on our outstanding loan was 3.75%.
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

As of July 3, 2015, we were in compliance with the quarterly financial covenants contained in the SVB Credit Facility. However, as a result of uncertainty on our ability to meet the financial covenants in future and the fact that the SVB Credit Facility contains subjective acceleration clauses that could be triggered by the lender, the $9.0 million borrowing was classified as a current liability as of July 3, 2015.
Restructuring Payments
We have a liability for restructuring activities totaling $4.5 million as of July 3, 2015, of which $3.9 million is classified as current liability and expected to be paid out in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.
Contractual Obligations
As of July 3, 2015, cash payments due under our contractual obligations were estimated as follows:

	Obligations Due by Fiscal Year
(In millions)	Total	2016	2017-2018	2019-2020	After 2020	Other
Borrowings under credit facility	$9.0	$9.0	$—	$—	$—	$—
Purchase obligations(1)(3)	38.2	38.2	—	—	—	—
Operating lease commitments(3)	16.4	5.4	5.9	5.1	—	—
Reserve for uncertain tax positions(2)	1.0	—	—	—	—	1.0
Total contractual cash obligations	$64.6	$52.6	$5.9	$5.1	$—	$1.0
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
Commercial Commitments
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit and other arrangements with financial institutions and insurers primarily relating to the guarantee of future performance on certain tenders and contracts to provide products and services to customers. As of July 3, 2015, we had commercial commitments on outstanding surety bonds and standby letters of credit as follows:

	Expiration of Commitments by Fiscal Year
(In millions)	Total	2016	2017	2018	After 2018
Standby letters of credit used for:
Bids	$0.1	$0.1	$—	$—	$—
Payment guarantees	0.3	0.2	—	—	0.1
Performance	4.8	4.7	0.1	—	—
	5.2	5.0	0.1	—	0.1
Surety bonds used for:
Tax and payment guarantees	3.8	3.8	—	—	—
Performance	24.1	24.1	—	—	—
	27.9	27.9	—	—	—
Total commercial commitments	$33.1	$32.9	$0.1	$—	$0.1

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

Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of July 3, 2015, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.
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
We use foreign exchange forward contracts to hedge forecasted foreign currency transactions relating to forecasted sales and purchase transactions. Prior to the fourth quarter of fiscal 2015, these derivatives were designated as cash flow hedges and are carried at fair value. The effective portion of the gain or loss was initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, was subsequently reclassified into the income or expense line item to which the hedged transaction relates. Beginning the fourth quarter of fiscal 2015, we no longer prepared contemporaneous documentation of hedges therefore the foreign exchange hedges no longer qualified as cash flow hedge. The changes in fair value related to the hedges were recorded in income or expenses line items on our statements of operations. We also enter into foreign exchange forward contracts to mitigate the change in fair value of specific non-functional currency assets and liabilities on the balance sheet. All balance sheet hedges are marked to market through earnings every period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities.

As of July 3, 2015, we had foreign currency forward contracts outstanding with a total notional amount of $14.2 million consisting of 9 different currencies. The following is a summary of the gross notional amount of our outstanding contracts grouped by the underlying foreign currency as of July 3, 2015:

Currency	Notional Contract Amount (Local Currency)	Notional Contract Amount (USD)
	(In millions)
Australian dollar	2.6	$2.0
Canadian dollar	2.6	2.1
Euro	2.9	3.2
Polish Zloty	3.7	1.0
Republic of South Africa rand	52.9	4.3
Other currencies	N/A	1.6
Total of all currency forward contracts		$14.2
Net foreign exchange loss recorded in our consolidated statements of operations during fiscal 2015, 2014 and 2013 was as follows:

	Fiscal Year
(In millions)	2015	2014	2013
Foreign exchange loss, net	$(3.3)	$(0.8)	$(1.5)
A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of July 3, 2015 would have an impact of approximately $1.4 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
Certain of our international business was transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars is included as a component of stockholders’ equity. As of July 3, 2015 and June 27, 2014, the cumulative translation adjustment decreased our stockholders’ equity by $8.5 million and $2.9 million, respectively.
During fiscal 2015 the company experienced increased volatility in foreign currency markets, resulting in the increased year over year losses in foreign exchange and cumulative translation adjustments mentioned here, particularly in countries where there is no available market to hedge the local currency.  Market events at the time of this report would indicate that the volatility in currency markets will continue.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our credit facility.
Exposure on Cash Equivalents
We had $34.7 million in total cash and cash equivalents as of July 3, 2015. Cash equivalents totaled $13.1 million as of July 3, 2015 and were comprised of money market funds and certificates of deposit. Cash equivalents have been recorded at fair value on our balance sheet.
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
The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents held as of July 3, 2015 was five days, and these investments had an average yield of 1.4% per annum. A 10% change in interest rates on our cash and cash equivalents is not expected to have a material impact on our financial position, results of operations or cash flows.
Exposure on Borrowings
During fiscal 2015, we had $9.0 million of demand borrowings outstanding under our credit facility that incurred interest at the prime rate or prime rate plus a spread of 0.50% to 1.50%. During fiscal 2015, our weighted average interest rate was 3.75% and we recorded total interest expense of $0.3 million on these borrowings.
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
The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	revenue recognition and valuation of accounts receivable;

•	inventory valuation and provision for excess and obsolete inventory losses;

•	impairment of long-lived assets; and

•	income taxes and tax valuation allowances.
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

Revenue Recognition and Valuation of Accounts Receivable
We generate substantially all of our revenue from the sales or licensing of our microwave radio and wireless access systems, network management software, and professional services including installation and commissioning and training. Principal customers for our products and services include domestic and international wireless/mobile service providers, original equipment manufacturers, distributors, system integrators, as well as private network users such as public safety agencies, government institutions, and utility, pipeline, railroad and other industrial enterprises that operate broadband wireless networks. Our customers generally purchase a combination of our products and services as part of a multiple element arrangement. Our assessment of which revenue recognition guidance is appropriate to account for each element in an arrangement can involve significant judgment. This assessment has a significant impact on the amount and timing of revenue recognition.
Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. Contracts and customer purchase orders are generally used to determine the existence of an arrangement.

•	Delivery has occurred or services have been delivered. Shipping documents and customer acceptance, when applicable, are used to verify delivery.

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
In accordance with ASC 605-25, Revenue Recognition — Multiple-Element Arrangements, based on the terms and conditions of the product arrangements, we believe that our products and services can be accounted for separately as our products and services have value to our customers on a stand-alone basis. Accordingly, the arrangement consideration is allocated among deliverables based on their relative selling price. We generally determine relative selling price using estimated selling price (“ESP”). Revenue from each deliverable is recognized when all requirements are met for that specific deliverable. There is generally no customer right of return in our sales agreements. The sequence for typical multiple-element arrangements is as follows: we deliver our products, perform installation services and then provide post-contract support services.
The selling price for each element is based upon the following selling price hierarchy: Vendor-specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available or ESP if neither VSOE nor TPE are available. Generally, we are not able to determine TPE because our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. In determining ESP, we apply significant judgment as we weigh a variety of factors including our pricing policies, internal costs and gross margin objectives, method of distribution, information gathered from experience in customer negotiations, market research and information, recent technological trends, competitive landscape and geographies. The determination of ESP is approved by our management taking into consideration our pricing strategy. We regularly review VSOE, TPE and ESP and maintain internal controls over the establishment and updates of these estimates. We do not expect a material impact in future periods from changes in VSOE, TPE or ESP.
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
Accounts receivable is presented net of allowance for estimated uncollectible accounts to reflect any loss anticipated on the collection of accounts receivable balances. We calculate the allowance for doubtful accounts based on our history of write-offs, level of past due accounts and the economic status of the customers. We regularly review the adequacy of these allowances by considering internal factors such as historical experience, credit quality and age of the receivable balances as well as external factors such as economic conditions that may affect a customer’s ability to pay and their expected default frequency rates, which are published by major third-party credit-rating agencies and are generally updated on a quarterly basis. If a major customer’s creditworthiness deteriorates, actual defaults are higher than our historical experience, or other circumstances arise, then our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our operating results.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Aviat Networks, Inc.
Santa Clara, California:
We have audited the accompanying consolidated balance sheet of Aviat Networks, Inc. as of July 3, 2015 and the related consolidated statements of operations, comprehensive loss, equity and cash flows for the year ended July 3, 2015. In connection with our audit of the financial statements, we have also audited the financial statement schedule - Valuation and Qualifying Accounts as of and for the year ended July 3, 2015 listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aviat Networks, Inc. as of July 3, 2015 and the results of its operations and its cash flows for the year ended July 3, 2015, in conformity with U.S. generally accepted accounting principles.
Also, in our opinion, the financial statement schedule - Valuation and Qualifying Accounts as of and for the year ended July 3, 2015, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aviat Networks, Inc.’s internal control over financial reporting as of July 3, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria), and our report dated September 30, 2015 expressed an adverse opinion thereon.

/s/ BDO USA, LLP
San Jose, California
September 30, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Aviat Networks, Inc.
Santa Clara, California:
We have audited Aviat Networks, Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of July 3, 2015, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the Company’s risk assessment processes, monitoring activities, as well as control activities specific to account reconciliations, revenue recognition, revenue cut-off procedures, project accruals and inventory existence have been identified and included in management’s assessment in Item 9A(a). These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated September 30, 2015 on those consolidated financial statements.
In our opinion, Aviat Networks, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of July 3, 2015, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aviat Networks, Inc. as of July 3, 2015 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended July 3, 2015 and our report dated September 30, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
San Jose, California
September 30, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Aviat Networks, Inc.:
We have audited the accompanying consolidated balance sheet of Aviat Networks, Inc. and subsidiaries (“the Company”) as of June 27, 2014, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the two-year period ended June 27, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts and reserves. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aviat Networks, Inc. and subsidiaries as of June 27, 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended June 27, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Santa Clara, CA December 19, 2014

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In millions, except per share amounts)	July 3, 2015	June 27, 2014	June 28, 2013
Revenues:
Revenue from product sales	$214.9	$222.6	$336.7
Revenue from services	121.0	123.4	134.6
Total revenues	335.9	346.0	471.3
Cost of revenues:
Cost of product sales	163.9	172.7	239.6
Cost of services	91.3	88.1	93.3
Total cost of revenues	255.2	260.8	332.9
Gross margin	80.7	85.2	138.4
Operating expenses:
Research and development expenses	25.4	35.5	39.4
Selling and administrative expenses	76.0	88.8	95.5
Amortization of identifiable intangible assets	0.4	0.4	0.4
Restructuring charges	4.9	11.1	3.1
Total operating expenses	106.7	135.8	138.4
Operating income (loss)	(26.0)	(50.6)	—
Other income, net	—	—	0.7
Interest income	0.4	0.5	0.8
Interest expense	(0.4)	(0.4)	(0.8)
Income (loss) from continuing operations before income taxes	(26.0)	(50.5)	0.7
Provision for (benefit from) income taxes	(1.3)	1.5	13.3
Loss from continuing operations	(24.7)	(52.0)	(12.6)
Income (loss) from discontinued operations, net of tax	0.1	0.9	(4.1)
Net loss	(24.6)	(51.1)	(16.7)
Less: Net income attributable to noncontrolling interests, net of tax	0.1	—	—
Net loss attributable to Aviat Networks	$(24.7)	$(51.1)	$(16.7)

Amount attributable to Aviat Networks
Net loss from continuing operations, net of tax	$(24.8)	$(52.0)	$(12.6)
Net income (loss) from discounting operations, net of tax	$0.1	$0.9	$(4.1)

Basic and diluted loss per share attributable to Aviat Networks’ common stockholders:
Continuing operations	$(0.40)	$(0.84)	$(0.21)
Discontinued operations	$0.00	$0.01	$(0.07)
Net loss	$(0.40)	$(0.83)	$(0.28)
Weighted average shares outstanding, basic and diluted	62.2	61.6	60.0

See accompanying notes to consolidated financial statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended
(In millions)	July 3, 2015	June 27, 2014	June 28, 2013
Net loss	$(24.6)	$(51.1)	$(16.7)
Other comprehensive income (loss):
Cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges	0.4	(0.3)	0.1
Reclassification adjustments for (gain) loss included in net loss	(0.4)	0.2	—
Net change in unrealized gain (loss) on hedging activities	—	(0.1)	0.1
Net change in cumulative translation adjustment	(5.6)	0.5	0.6
Other comprehensive income (loss)	(5.6)	0.4	0.7
Comprehensive loss	(30.2)	(50.7)	(16.0)
Comprehensive income attributable to noncontrolling interests, net of tax	0.1	—	—
Comprehensive loss attributable to Aviat Networks	$(30.3)	$(50.7)	$(16)

See accompanying notes to consolidated financial statements

AVIAT NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share and par value amounts)	July 3, 2015	June 27, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$34.7	$48.8
Accounts receivables, net	88.2	77.2
Unbilled costs	17.3	23.8
Inventories	32.9	38.1
Customer service inventories	6.2	11.4
Deferred income taxes	1.5	1.5
Other current assets	15.0	17.4
Total current assets	195.8	218.2
Property, plant and equipment, net	24.3	29.3
Identifiable intangible assets, net	—	0.4
Deferred income taxes	7.6	3.4
Other assets	1.7	1.9
TOTAL ASSETS	$229.4	$253.2
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$9.0	$6.0
Accounts payable	46.6	46.1
Accrued compensation and benefits	7.5	10.1
Other accrued expenses	19.7	23.1
Advance payments and unearned income	41.7	33.3
Deferred income taxes	0.2	0.2
Restructuring liabilities	3.9	2.8
Total current liabilities	128.6	121.6
Unearned income	8.6	8.5
Other long-term liabilities	2.2	5.0
Reserve for uncertain tax positions	1.4	1.0
Deferred income taxes	4.7	5.2
Total liabilities	145.5	141.3
Commitments and contingencies (Note 13)
Equity:
Aviat Networks stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 62,498,401 and 62,218,226 shares issued and outstanding as of as of July 3, 2015 and June 27, 2014, respectively	0.6	0.6
Additional paid-in-capital	809.2	807.0
Accumulated deficit	(717.5)	(692.8)
Accumulated other comprehensive loss	(8.5)	(2.9)
Total Aviat Networks stockholders’ equity	83.8	111.9
Noncontrolling interests	0.1	—
Total equity	83.9	111.9
TOTAL LIABILITIES AND EQUITY	$229.4	$253.2
See accompanying notes to consolidated financial statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(In millions)	July 3, 2015	June 27, 2014	June 28, 2013
Operating Activities
Net loss	$(24.6)	$(51.1)	$(16.7)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of identifiable intangible assets	0.4	0.4	1.0
Depreciation and amortization of property, plant and equipment	7.2	7.1	5.6
Provision for receivables	0.9	0.8	2.5
Share-based compensation	2.2	3.4	6.4
Deferred income taxes benefit	(4.7)	(0.3)	(0.2)
Charges for inventory and customer service inventory write-downs	9.3	7.2	9.7
Gain on disposition of WiMAX business	(0.1)	—	(0.4)
Loss (gain) on disposition of property, plant and equipment, net	0.4	(0.1)	(0.1)
Changes in operating assets and liabilities:
Receivables	(13.5)	8.2	1.9
Unbilled costs	6.1	5.1	(3.1)
Inventories	(1.9)	(7.0)	13.6
Customer service inventories	2.3	1.5	0.9
Accounts payable	1.6	(2.7)	(7.1)
Accrued expenses	(4.1)	(6.5)	(1.5)
Advance payments and unearned income	9.3	14.6	(14.1)
Income taxes payable or receivable	1.4	(11.9)	10.1
Other assets and liabilities	(1.2)	2.0	(0.1)
Net cash provided by (used in) operating activities	(9.0)	(29.3)	8.4
Investing Activities
Payments related to disposition of WiMAX business, net	—	—	(0.1)
Payments for acquisition of property, plant and equipment	(3.7)	(9.4)	(10.4)
Net cash used in investing activities	(3.7)	(9.4)	(10.5)
Financing Activities
Proceeds from borrowings	54.0	—	—
Repayments of borrowings	(51.0)	(2.8)	(4.1)
Proceeds from issuance of common stock under employee stock plans	—	0.1	0.3
Payments on capital lease obligations	(0.1)	(0.1)	(0.1)
Net cash provided by (used in) financing activities	2.9	(2.8)	(3.9)
Effect of exchange rate changes on cash and cash equivalents	(4.3)	0.3	—
Net decrease in cash and cash equivalents	(14.1)	(41.2)	(6.0)
Cash and cash equivalents, beginning of year	48.8	90.0	96.0
Cash and cash equivalents, end of year	$34.7	$48.8	$90.0
Supplemental disclosures of cash flow information:
Cash paid for interest	$0.4	$0.4	$0.8
Cash paid for income taxes	$2.0	$14.7	$3.0
Non-cash investing activities:
Property and equipment acquired under capital lease	$—	$—	$0.4

See accompanying notes to consolidated financial statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Aviat Networks Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Aviat Networks Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	$ Amount
	(In millions)
Balance as of June 29, 2012	61.3	$0.6	$796.8	$(625.0)	$(4.0)	$168.4	$—	$168.4
Net loss	—	—	—	(16.7)	—	(16.7)	—	(16.7)
Other comprehensive income, net	—	—	—	—	0.7	0.7	—	0.7
Issuance of common stock under employee stock plans	—	—	0.3	—	—	0.3	—	0.3
Share-based compensation	—	—	6.4	—	—	6.4	—	6.4
Balance as of June 28, 2013	61.3	0.6	803.5	(641.7)	(3.3)	159.1	—	159.1
Net loss	—	—	—	(51.1)	—	(51.1)	—	(51.1)
Other comprehensive income, net	—	—	—	—	0.4	0.4	—	0.4
Issuance of common stock under employee stock plans	0.9	—	0.1	—	—	0.1	—	0.1
Share-based compensation	—	—	3.4	—	—	3.4	—	3.4
Balance as of June 27, 2014	62.2	0.6	807.0	(692.8)	(2.9)	111.9	—	111.9
Income (loss)	—	—	—	(24.7)	—	(24.7)	0.1	(24.6)
Other comprehensive loss, net	—	—	—	—	(5.6)	(5.6)	—	(5.6)
Issuance of common stock under employee stock plans	0.3	—	—	—	—	—	—	—
Share-based compensation	—	—	2.2	—	—	2.2	—	2.2
Balance as of July 3, 2015	62.5	$0.6	$809.2	$(717.5)	$(8.5)	$83.8	$0.1	$83.9

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
Our fiscal year ends on the Friday nearest June 30. This was July 3 for fiscal 2015, June 27 for fiscal 2014 and June 28 for fiscal 2013. Fiscal year 2015 included 53 weeks and fiscal years 2014 and 2013 presented each included 52 weeks. In these notes to consolidated financial statements, we refer to our fiscal years as “fiscal 2015”, “fiscal 2014” and “fiscal 2013.”
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
Reclassifications
Certain amounts in the fiscal 2014 and 2013 financial statements have been reclassified to conform with fiscal 2015 presentation.
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
We may invest our excess cash in high-quality marketable debt securities to ensure that cash is readily available for use in our current operations. Investments with original maturities greater than three months but less than one year are accounted for as short-term and are classified as such at the time of purchase. Marketable securities are classified as

“available-for-sale” and are classified as short-term because we view our entire portfolio as available for use in our current operations.
As of July 3, 2015 and June 27, 2014, all of our high-quality marketable debt securities were invested in prime money market funds and were classified as cash equivalents.
Cash and cash equivalents that are restricted as to withdrawal or usage under the terms of contractual agreements are recorded as restricted cash. At July 3, 2015, restricted cash included cash balances in our disability insurance voluntary plan account that cannot be used by us for any operating purposes other than to pay benefits to the insured employees and was recorded in other assets in our consolidated balance sheets. The corresponding liabilities were included in other long-term liabilities in our consolidated balance sheets.
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
Accounts receivable is presented net of allowance for estimated uncollectible accounts to reflect any loss anticipated on the collection of accounts receivable balances. We calculate the allowance based on our history of write-offs, level of past due accounts and the economic status of the customers. The fair value of our accounts receivable approximates their net realizable value.
We regularly require letters of credit from some customers and, from time to time, we discount these letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Under these arrangements, collection risk is fully transferred to the financial institutions. We record the financing charges on discounting these letters of credit as interest expense. Total customer letters of credit discounted and related interest expense were as follows:

	Fiscal Year
(In millions)	2015	2014	2013
Customer letters of credit discounted	$11.6	$1.8	$36.8
Interest expense	$0.1	$—	$0.2
During fiscal 2015, 2014 and 2013, we had one international customer in Africa, Mobile Telephone Networks Group (“MTN Group”) that accounted for 14%, 17% and 25%, respectively, of our total revenue. In addition, Verizon Wireless accounted for 11% of our total revenue during fiscal 2013. As of July 3, 2015 and June 27, 2014, MTN Group accounted for approximately 10% and 17%, respectively, of our accounts receivable. No other customers accounted for more than 10% of our revenue or accounts receivable for the years presented.
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
We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable, as the majority of our customers are large, well-established companies. However, in certain circumstances, we may require letters of credit, additional guarantees or advance payments. We maintain allowances for collection losses, but historically have not experienced any significant losses related to any particular geographic area. Our customers are primarily in the telecommunications industry, so our accounts receivable are concentrated within one industry and exposed to concentrations of credit risk within that industry. Accounts receivable are written off when attempts to collect outstanding amounts have been exhausted or there are other indicators that the amounts are no longer collectible.
We rely on third parties to manufacture our products and we purchase raw materials from third-party vendors. We outsourced our manufacturing services to two independent manufacturers. In addition, we purchase certain strategic component inventory which is consigned to our third-party manufacturers. Other components included in our products are sourced from various suppliers and are principally industry standard parts and components that are available from multiple vendors. The inability of a contract manufacturer or supplier to fulfill our supply requirements or changes in their financial or business condition could disrupt our ability to supply quality products to our customers, and thereby may have a material adverse effect on our business and operating results.
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
Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized on the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvements. The useful lives of the assets are generally as follows:

Buildings	40 years
Leasehold improvements	2 to 10 years
Software	3 to 5 years
Machinery and equipment	2 to 5 years
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
Other Accrued Expenses and Other Assets
No accrued liabilities or expenses within other accrued expenses in our consolidated balance sheets exceeded 5% of our total current liabilities as of July 3, 2015 or June 27, 2014. Other accrued expenses in our consolidated balance sheets primarily consists of accruals for sales commissions, warranties and severance. No current assets other than those already disclosed in the consolidated balance sheets exceeded 5% of our total current assets as of July 3, 2015 or June 27, 2014. No assets within other assets in the consolidated balance sheets exceeded 5% of total assets as of July 3, 2015 or June 27, 2014.
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
Noncontrolling interests
A noncontrolling interest represents the equity interest in a subsidiary that is not attributable, either directly or indirectly, to Aviat Networks and is reported as our equity, separately from our controlling interests. Revenues, expenses, gains, losses, net income (loss) and other comprehensive income (loss) are reported in the consolidated financial statements at the consolidated amounts, which include the amounts attributable to both the controlling and noncontrolling interests.
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
Gains and losses resulting from foreign exchange transactions and translation of monetary assets and liabilities in non-functional currencies are included in cost of product sales and services in the accompanying consolidated statements of operations. Net foreign exchange losses recorded in our consolidated statements of operations during fiscal 2015, 2014 and 2013 totaled $3.3 million, $0.8 million and $1.5 million, respectively.
Retirement Benefits
As of July 3, 2015, we provided retirement benefits to substantially all employees primarily through our defined contribution retirement plans. These plans have matching and savings elements. Contributions by us to these retirement plans are based on profits and employees’ savings with no other funding requirements. We halted making matching contributions to the U.S. plan from the second quarter of fiscal 2014 through the end of fiscal 2015. We may make additional contributions to the plans at our discretion.
Contributions to retirement plans are expensed as incurred. Retirement plan expense amounted to $1.7 million, $2.5 million and $2.9 million in fiscal 2015, 2014 and 2013, respectively.
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
Under our revenue recognition policy, revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. Contracts and/or customer purchase orders are generally used to determine the existence of an arrangement.

•	Delivery has occurred or services have been delivered. Shipping documents and customer acceptance, when applicable, are used to verify delivery.

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
When a sale involves multiple deliverables, the entire fee from the arrangement is allocated to each unit of accounting based on the relative selling price of each deliverable. When applying the relative selling price method, the accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of the selling price (“ESP”). Generally, we are not able to determine TPE because our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. When we are unable to establish a selling price using VSOE or TPE, we use ESP to allocate the arrangement fees to the deliverables. Revenue allocated to each element is then recognized when the other revenue recognition criteria are met for each element. There is generally no customer right of return in our sales agreements. The sequence for typical multiple element arrangements: we deliver our products, perform installation services and then provide post-contract support services.
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
Revenues related to long-term contracts for customized network solutions are recognized using the percentage-of-completion method. In using the percentage-of-completion method, we generally apply the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Recognition of profit on long-term contracts requires estimates of the total contract value, the total cost at completion and the measurement of progress towards completion. Significant judgment is required when estimating total contract costs and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings when identified. We establish billing terms at the time project deliverables and milestones are agreed. Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled costs in our consolidated balance sheets.
We also consider whether contracts should be combined when specific aggregation criteria are met including when the contracts are in substance an arrangement to perform a single project with a customer; the contracts are negotiated as a package in the same economic environment with an overall profit objective; and the contracts require interrelated activities with common costs that cannot be separately identified with, or reasonably allocated to the elements, phases or units of output and the contracts are performed concurrently or in a continuous sequence under the same project management at the same location or at different locations in the same general vicinity.
Royalty income is recognized on the basis of terms specified in the contractual agreements.
Cost of Product Sales and Services
Cost of sales consists primarily of materials, labor and overhead costs incurred internally and amounts incurred for contract manufacturers to produce our products, personnel and other implementation costs incurred to install our products and train customer personnel, and customer service and third party original equipment manufacturer costs to provide continuing support to our customers. Also included in cost of sales is the amortization of purchased technology intangible assets.
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

Share-Based Compensation
We have issued stock options, restricted stock and performance shares under our 2007 Stock Equity Plan and have assumed stock options from the acquisition of Stratex. We estimate the grant date fair value of our share-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term.
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
Restructuring Charges
Our restructuring charges represent expenses incurred in connection with certain cost reduction programs that we have implemented, and consist of the costs of employee termination costs, lease and other contract termination charges and other costs of exiting activities or geographies. A liability for costs associated with an exit or disposal activity is measured at its fair value when the liability is incurred. Expenses for one-time termination benefits are recognized at the date we notify the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. We recognize severance benefits provided as part of an ongoing benefit arrangement when the payment is probable and the amounts can be reasonably estimated. Liabilities related to termination of an operating lease or contract are measured and recognized at fair value when the contract does not have any future economic benefit to the entity and the fair value of the liability is determined based on the present value of the remaining lease obligations, adjusted for the effects of deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property. The assumptions in determining such estimates include anticipated timing of sublease rentals and estimates of sublease rental receipts and related costs based on market conditions. We expense all other costs related to an exit or disposal activity as incurred.
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
Recently Issued Accounting Standards
On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB deferred the effective date of the new revenue standard from December 15, 2016 to December 15, 2017, with early adoption permitted before annual periods beginning after December 15, 2016. Accordingly, the new standard is effective for us beginning in our fiscal year 2019. The principles may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently evaluating the transition methods and the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.
In July 2015, the FASB issued ASU No. 2015-11 (Subtopic 330) - Simplifying the Measurement of Inventory, which provides guidance to companies who account for inventory using either the first-in, first-out (“FIFO”) or average cost methods. The guidance states that companies should measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the effect of the adoption of the standard will have on our consolidated financial statements and related disclosures.
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

Note 2. Revision of Prior Years Consolidated Financial Statements
During the fourth quarter of fiscal year 2015, we identified and corrected errors that originated in prior periods and assessed the materiality of the errors using quantitative and qualitative factors. The errors misstated our accrued liability related to cost of services revenue. In prior years, we estimated certain direct costs related to service projects and recorded the related accrued liabilities. During the fourth quarter of fiscal 2015, we recomputed our accruals for service arrangements based on actual service work performed at the end of each reporting periods, including interim periods, and determined that the prior methodology was misstating our costs and accrued liabilities for the work performed on service projects.
Based on the analysis, we determined that the errors were immaterial to each of the prior reporting periods affected. However, we have concluded that correcting the errors in fiscal 2015 would materially misstate our fiscal 2015 consolidated financial statements. Accordingly, we have reflected the corrections of the prior period errors in the periods in which they originated and revised our consolidated balance sheet as of June 27, 2014 and our consolidated statements of operations, comprehensive loss, cash flows and equity for the years ended June 27, 2014 and June 28, 2013.
The total effects of the error corrections on our consolidated balance sheet as of June 27, 2014 and on our accumulated deficit as of June 29, 2012 were as follows:

	Previously Reported	Correction	Revised
	(In millions)
As of June 27, 2014:
Other accrued expenses	$32.4	$(9.3)	$23.1
Total current liabilities	$130.9	$(9.3)	$121.6
Total liabilities	$150.6	$(9.3)	$141.3

Accumulated deficit	$(702.1)	$9.3	$(692.8)
Accumulated other comprehensive loss	$(2.9)	$—	$(2.9)
Total Aviat Networks stockholders’ equity	$102.6	$9.3	$111.9
Total equity	$102.6	$9.3	$111.9

As of June 29, 2012:
Accumulated deficit	$(635.9)	$10.9	$(625.0)
The effects of the error corrections on our consolidated statements of operations and comprehensive loss for the years ended June 27, 2014 and June 28, 2013 were as follows:

	Year Ended June 27, 2014			Year Ended June 28, 2013
	Previously Reported	Correction	Revised	Previously Reported	Correction	Revised
	(In millions)
Cost of services	$88.2	$(0.1)	$88.1	$91.6	$1.7	$93.3
Total cost of revenues	260.9	(0.1)	260.8	331.2	1.7	332.9
Gross margin	85.1	0.1	85.2	140.1	(1.7)	138.4
Operating income (loss)	(50.7)	0.1	(50.6)	1.7	(1.7)	—
Income (loss) from continuing operations before income taxes	(50.6)	0.1	(50.5)	2.4	(1.7)	0.7
Loss from continuing operations	(52.1)	0.1	(52.0)	(10.9)	(1.7)	(12.6)
Net loss	$(51.2)	$0.1	$(51.1)	$(15.0)	$(1.7)	$(16.7)
Comprehensive loss	$(50.8)	$0.1	$(50.7)	$(14.3)	$(1.7)	$(16.0)

The effects of the error corrections on our consolidated statements of cash flows for the years ended June 27, 2014 and June 28, 2013 were as follows:

	Year Ended June 27, 2014			Year Ended June 28, 2013
	Previously Reported	Correction	Revised	Previously Reported	Correction	Revised
	(In millions)
Operating Activities
Net loss	$(51.2)	$0.1	$(51.1)	$(15.0)	$(1.7)	$(16.7)
Changes in operating assets and liabilities:
Accrued expenses	$(6.4)	$(0.1)	$(6.5)	$(3.2)	$1.7	$(1.5)
Net cash provided by (used in) operating activities	$(29.3)	$—	$(29.3)	$8.4	$—	$8.4
Note 3. Accumulated Other Comprehensive Loss
The changes in components of our accumulated other comprehensive loss during fiscal 2015, 2014 and 2013 were as follows:

	Foreign Currency Translation Adjustment (“CTA”)	Hedging Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(In millions)
Balance as of June 29, 2012	$(4.0)	$—	$(4.0)
Other comprehensive income (loss) before reclassification	0.6	0.1	0.7
(Gain) loss reclassified out of accumulated other comprehensive loss	—	—	—
Balance as of June 28, 2013	(3.4)	0.1	(3.3)
Other comprehensive income (loss) before reclassification	0.5	(0.3)	0.2
(Gain) loss reclassified out of accumulated other comprehensive loss	—	0.2	0.2
Balance as of June 27, 2014	(2.9)	—	(2.9)
Other comprehensive income (loss) before reclassification	(5.6)	0.4	(5.2)
(Gain) loss reclassified out of accumulated other comprehensive loss	—	(0.4)	(0.4)
Balance as of July 3, 2015	$(8.5)	$—	$(8.5)
In fiscal 2015, 2014 and 2013, the realized gain or loss on cash flow hedges were reclassified out of accumulated other comprehensive loss into the following line item locations in our consolidated statements of operations:

	Fiscal Year
	2015	2014	2013
	(In millions)
Reclassification adjustment for gain (loss) on cash flow hedges included in:
Revenues	$0.4	$(0.2)	$(0.1)
Cost of revenues	—	—	0.1
	$0.4	$(0.2)	$—
Beginning the fourth quarter of fiscal 2015, we no longer prepared contemporaneous documentation of hedges therefore the foreign exchange hedges no longer qualified as cash flow hedge. The changes in fair value related to the hedges were very insignificant for fiscal 2015 and were recorded in income or expense line item on our statements of operations to which the hedged transaction related.

Note 4.    Net Loss per Share of Common Stock
We compute net income (loss) per share attributable to Aviat Networks’ common stockholders using the two-class method. Basic net income (loss) per share is computed using the weighted average number of common shares and participating securities outstanding during the period. Our unvested restricted shares contain rights to receive non-forfeitable dividends and therefore are considered to be participating securities and would be included in the calculations of net income per basic and diluted common share. However, we incurred a net loss in all periods presented. In accordance with ASC subtopic 260-10, undistributed losses are not allocated to unvested restricted shares due to the fact that the unvested restricted shares are not contractually obligated to share in the losses of the company.
As we incurred net loss for all periods in fiscal 2015, 2014 and 2013, the effect of outstanding stock options, restricted stocks and units and performance shares and units were anti-dilutive and therefore were excluded from the diluted net loss per share calculations. The following table summarizes the potential shares of common stock that were excluded from the diluted net loss per share calculations:

	Fiscal Year
	2015	2014	2013
	(In millions)
Stock options	7.4	7.5	6.2
Restricted stocks and units and performance shares and units	1.8	0.4	2.2
Total potential shares of common stock excluded	9.2	7.9	8.4
Note 5. Balance Sheet Components
Accounts Receivables, net
Our net accounts receivable is summarized below:

	July 3, 2015	June 27, 2014
	(In millions)
Accounts receivable	$94.9	$84.6
Less: allowances for collection losses	(6.7)	(7.4)
	$88.2	$77.2
Inventories
Our inventories are summarized below:

	July 3, 2015	June 27, 2014
	(In millions)
Finished products	$21.1	$25.3
Work in process	3.8	5.3
Raw materials and supplies	8.0	7.5
	$32.9	$38.1
Deferred cost of revenue included within finished goods	$5.6	$3.2
Consigned inventories included within raw materials	$6.8	$6.6
During fiscal 2015, 2014 and 2013, we recorded charges to adjust our inventory and customer service inventory to the lower of cost or market. These charges were primarily due to excess and obsolete inventory resulting from product transitioning and discontinuance or customer insolvency. Such charges incurred during fiscal 2015, 2014 and 2013 were classified in cost of product sales as follows:

	Fiscal Year
	2015	2014	2013
	(In millions)
Excess and obsolete inventory charges	$6.4	$4.0	$4.0
Customer service inventory write-downs	2.9	3.2	1.5
	$9.3	$7.2	$5.5
As % of revenue	2.8%	2.1%	1.2%
During fiscal 2013, we also incurred $4.2 million charges to write down deferred cost of revenue that were unlikely to derive revenue due to disposition of our WiMAX business. The charges were included in discontinued operations in our consolidated statement of operations for fiscal 2013.
Property, Plant and Equipment, net
Our property, plant and equipment, net are summarized below :

	July 3, 2015	June 27, 2014
	(In millions)
Land	$0.7	$0.7
Buildings and leasehold improvements	9.7	10.3
Software	13.6	13.2
Machinery and equipment	45.2	47.1
	69.2	71.3
Less accumulated depreciation and amortization	(44.9)	(42.0)
	$24.3	$29.3
Depreciation and amortization expense related to property, plant and equipment, including amortization of internal use software , was $7.2 million, $7.1 million and $5.6 million, respectively, in fiscal 2015, 2014 and 2013.
Accrued Warranties
We accrue for the estimated cost to repair or replace products under warranty. Changes in our warranty liability, which is included as a component of other accrued expenses in the consolidated balance sheets, during fiscal 2015 and 2014 were as follows:

	Fiscal Year
	2015	2014
	(In millions)
Balance as of the beginning of the fiscal year	$3.8	$3.3
Warranty provision recorded during the period	5.6	5.2
Consumption during the period	(5.2)	(4.7)
Balance as of the end of the period	$4.2	$3.8
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

The carrying amounts, estimated fair values and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of July 3, 2015 and June 27, 2014 were as follows:

	July 3, 2015		June 27, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
	(In millions)
Assets:
Cash equivalents:
Bank certificates of deposit	$0.6	$0.6	$3.5	$3.5	Level 2
Money market funds	$12.5	$12.5	$10.2	$10.2	Level 1
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items include shares in money market funds purchased from two major financial institutions. As of July 3, 2015, these money market shares were valued at $1.00 net asset value per share by these financial institutions.
We classify items in Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources are available with reasonable levels of price transparency. Our bank certificates of deposit and foreign exchange forward contracts are classified within Level 2. Foreign currency forward contracts are measured at fair value using observable foreign currency exchange rates. The assets and liabilities related to our foreign currency forward contracts were not material as of July 3, 2015 and June 27, 2014. We did not have any recurring assets whose fair value was measured using significant unobservable inputs.
Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During fiscal 2015, 2014 and 2013, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.
Note 7. Credit Facility and Debt
On March 28, 2014, we entered into a Second Amended and Restated Loan Agreement with Silicon Valley Bank (as amended, the “SVB Credit Facility”). The SVB Credit Facility was amended on September 25, 2014, October 30, 2014 and December 2, 2014 to provide for extensions to the deadline for preparing and filing our fiscal 2014 financial statements with the Securities and Exchange Commission (the “SEC”). On February 27, 2015, the SVB Credit Facility was further amended to provide for certain amendments to the financial covenants, borrowing base and an early termination fee if the SVB Credit Facility is terminated prior to its expiration. This agreement amends and restates our existing First Amended and Restated Loan and Security Agreement, which was entered into on September 27, 2013 and amended providing for certain amendments to the maximum borrowing limit and financial covenants. As of July 3, 2015 and June 27, 2014, our outstanding debt balance under the SVB Credit Facility was $9.0 million and $6.0 million, respectively, and the weighted average interest rate was the same at 3.75%.
The SVB Credit Facility provides for a committed amount of up to $40.0 million, with a $30.0 million sublimit that can be borrowed by our Singapore subsidiary. Borrowings may be advanced under the SVB Credit Facility at the lesser of $40.0 million or a borrowing base equal to a specified percentage of the value of eligible accounts receivable and U.S. unbilled accounts of the Company, subject to certain reserves and eligibility criteria. The SVB Credit Facility can also be utilized to issue letters of credit. Principal, together with all accrued and unpaid interest, is due and payable on September 26, 2016. If the SVB Credit Facility is terminated by us in certain circumstances prior to its expiration, we are subject to an early termination fee equal to 1% of the revolving line. As of July 3, 2015, available credit under the SVB Credit Facility was $26.9 million reflecting the calculated borrowing base of $40.0 million less existing borrowings of $9.0 million and outstanding letters of credit of $4.1 million.
Borrowings under the SVB Credit Facility carry an interest rate computed at the daily prime rate as published in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. If a minimum adjusted quick ratio requirement is satisfied, LIBOR advances are offered at LIBOR plus a spread of 2.75%. Interest is due and payable in arrears monthly for prime rate loans and, for LIBOR rate loans, at the end of an interest period or at each three-month interval if the interest period is greater than three months. During fiscal 2015, the weighted average interest rate on our outstanding loan was 3.75%.
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
As of July 3, 2015 and June 27, 2014, we were in compliance with the quarterly financial covenants contained in the SVB Credit Facility. However, as a result of uncertainty on our ability to meet the financial covenants in future and the fact that the SVB Credit Facility contains subjective acceleration clauses that could be triggered by the lender, the $9.0 million borrowing was classified as a current liability as of July 3, 2015 and June 27, 2014.
During the fourth quarter of fiscal 2015, we obtained an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our subsidiary located there. This line of credit provides for $0.3 million in short-term advances at various interest rates, all of which was available as of July 3, 2015. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of July 3, 2015. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.
Note 8. Restructuring Activities
Fiscal 2015-2016 Plan
During the third quarter of fiscal 2015, with the intent to bring our operational cost structure in line with the changing dynamics of the microwave radio and telecommunications markets, we initiated a restructuring plan (the “Fiscal 2015-2016 Plan”) to lower fixed overhead costs and operating expenses and to preserve cash flow. Activities under the Fiscal 2015-2016 Plan primarily include reductions in force across the Company, but primarily in operations outside the United States.
The following table summarizes our costs incurred during fiscal 2015, estimated additional costs to be incurred and estimated total costs expected to be incurred as of July 3, 2015 under the Fiscal 2015-2016 Plan:

	Costs Incurred During Fiscal Year Ended	Cumulative Costs Incurred Through July 3, 2015	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
	July 3, 2015
	(in millions)
Severance and benefits	$2.8	$2.8	$1.4	$4.2
Facilities and other	0.6	0.6	0.2	0.8
Total for Fiscal 2015-2016 Plan	$3.4	$3.4	$1.6	$5.0
During fiscal 2015, we recorded $2.8 million in severance and related benefits costs and $0.6 million for a Slovenia government fund penalty charge related to the workforce reduction. We intend to substantially complete the remaining restructuring activities under the Fiscal 2015-2016 Plan by the first half of fiscal 2016.
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

The following table summarizes our costs incurred during fiscal 2014, estimated additional costs to be incurred and estimated total costs expected to be incurred as of July 3, 2015 under the Fiscal 2014-2015 Plan:

	Costs Incurred During Fiscal Year Ended		Cumulative Costs Incurred Through July 3, 2015	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
	July 3, 2015	June 27, 2014
	(in millions)
Severance and benefits	$—	$5.4	$5.4	$—	$5.4
Facilities and other	1.4	0.4	1.8	0.3	2.1
Total for Fiscal 2014-2015 Plan	$1.4	$5.8	$7.2	$0.3	$7.5
We have substantially completed the restructuring activities under the Fiscal 2014-2015 Plan as of July 3, 2015. The remaining additional costs to be incurred under the Fiscal 2014-2015 Plan primarily included our facility costs related to the cease-to-use space at our Santa Clara, California headquarters through the remaining lease term.
Fiscal 2013-2014 Plan
During the fourth quarter of fiscal 2013, we initiated a restructuring plan (the “Fiscal 2013-2014 Plan”) that was intended to reduce our operating expenses primarily in North America, Europe and Asia. Activities under the Fiscal 2013-2014 Plan included reductions in force and facility downsizing of our Santa Clara, California headquarters and certain international field offices.
The following table summarizes our costs incurred during fiscal 2014 and 2013, estimated additional costs to be incurred and estimated total costs expected to be incurred as of July 3, 2015 under the Fiscal 2013-2014 Plan:

	Costs Incurred During Fiscal Year Ended			Cumulative Costs Incurred Through July 3, 2015	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
	July 3, 2015	June 27, 2014	June 28, 2013
	(in millions)
Severance and benefits	$—	$1.0	$1.8	$2.8	$—	$2.8
Facilities and other	0.1	4.3	—	4.4	0.6	5.0
Total for Fiscal 2013-2014 Plan	$0.1	$5.3	$1.8	$7.2	$0.6	$7.8
We have substantially completed the restructuring activities under the Fiscal 2013-2014 Plan as of June 27, 2014. The remaining additional costs to be incurred under the Fiscal 2013-2014 Plan primarily included our facility costs related to the cease-to-use space at our Santa Clara, California headquarters through the remaining lease term.
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
The following table summarizes our costs incurred during fiscal 2013 and 2012 and total costs incurred under the Fiscal 2011 Plan:

	Costs Incurred During Fiscal Year Ended	Cumulative Costs Incurred Through June 28, 2013
	June 28, 2013

Severance and benefits	$1.2	$12.6
Facilities and other	0.1	3.7
Total for Fiscal 2011 Plan	$1.3	$16.3

The initiatives under the Fiscal 2011 Plan were completed in fiscal 2013.
Restructuring Liabilities
Our restructuring liabilities consisted primarily of accrued severance and benefits relating to one-time and ongoing benefit arrangements, as well as facility exit cost reserves primarily related to our office leases in California. The fair value of the liabilities related to operating lease terminations was determined based on the present value of the remaining lease obligations, adjusted for the effects of deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property. The assumptions in determining such estimates included anticipated timing of sublease rentals and estimates of sublease rental receipts and related costs based on market conditions. To the extent there are material differences between these estimates or assumptions and actual results, our restructuring liabilities and restructuring charges would be significantly affected.
The information in the following table summarizes our restructuring activities during fiscal 2015, 2014 and 2013 and restructuring liability as of July 3, 2015:

	Severance and Benefits	Facilities and Other	Total
	(In millions)
Restructuring liability as of June 29, 2012	$1.0	$1.2	$2.2
Provision related to Fiscal 2013-2014 Plan	1.8	—	1.8
Provision related to Fiscal 2011 Plan	1.2	0.1	1.3
Cash payments	(2.1)	(0.5)	(2.6)
Restructuring liability as of June 28, 2013	1.9	0.8	2.7
Provision related to Fiscal 2014-2015 Plan	5.4	0.4	5.8
Provision related to Fiscal 2013-2014 Plan	1.0	4.3	5.3
Cash payments	(6.8)	(1.8)	(8.6)
Restructuring liability as of June 27, 2014	1.5	3.7	5.2
Provision related to Fiscal 2015-2016 Plan	2.8	0.6	3.4
Provision related to Fiscal 2014-2015 Plan	—	1.4	1.4
Provision related to Fiscal 2013-2014 Plan	—	0.1	0.1
Cash payments	(3.5)	(2.1)	(5.6)
Restructuring liability as of July 3, 2015	$0.8	$3.7	$4.5
Current portion of restructuring liability as of July 3, 2015			$3.9
Long-term portion of restructuring liability (included in other long-term liabilities) as of July 3, 2015			$0.6
Note 9. Stockholders’ Equity
Stock Incentive Programs
2007 Stock Equity Plan
As of July 3, 2015, we had one stock incentive plan for our employees and nonemployee directors, the 2007 Stock Equity Plan, as amended and restated effective November 17, 2011 (the “2007 Stock Plan”). The 2007 Stock Plan provides for accelerated vesting of certain share-based awards if there is a change in control of the Company. The 2007 Stock Plan also provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units. We have various incentive programs under the 2007 Stock Plan, including annual and long-term incentive programs (“AIP” or “LTIP”), a global equity program (“GEP”) and product development incentive programs (“PDIP”).
Under the 2007 Stock Plan, option exercise prices are equal to the fair market value on the date the options are granted using our closing stock price. Options may be exercised for a period set at the time of grant, which is generally seven years after the date of grant. Options generally vest in installments on one of four vesting schedules: (1) 25% one year from the grant date and 1/48 each month thereafter over the remaining three-year period; (2) 50% one year from the grant date and 25% each year thereafter over the remaining two-year period; (3) one-third annually over a three-year period from the date of grant; or (4) 25% annually over a four-year period from date of grant. Stock options are issued to directors annually and generally vest on the day before the annual stockholders’ meeting.
Restricted stock is not transferable until vested and the restrictions lapse upon the achievement of continued employment or service over a specified time period. Restricted stock issued to employees generally vests on one of three vesting schedules: (1) one-third annually over a three-year period from the date of grant (2) 25% annually over a four-year period from date of grant; or (3) in full three years after the grant date. Restricted stock issued to directors annually and generally vests on the day before the annual stockholders’ meeting.
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
Upon the exercise of stock options, vesting of restricted stock awards and units, or vesting of performance share awards and units, we issue new shares of our common stock to our employees. All awards that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2007 Stock Plan and made available for future grants. Shares of our common stock remaining available for future issuance under the 2007 Stock Plan totaled 1,351,936 as of July 3, 2015.
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees are entitled to purchase shares of our common stock at a 5% discount from the fair market value at the end of a three-month purchase period. As of July 3, 2015, 755,636 shares were reserved for future issuances under the ESPP. We issued 10,621 shares under the ESPP during fiscal 2015.
Share-Based Compensation
Total compensation expense for share-based awards included in our consolidated statements of operations for fiscal 2015, 2014 and 2013 was as follows:

	Fiscal Year
(In millions)	2015	2014	2013
By Expense Category:
Cost of product sales and services	$0.2	$0.1	$0.5
Research and development	0.1	0.3	1.0
Selling and administrative	1.9	3.0	4.9
Total share-based compensation expense	$2.2	$3.4	$6.4
By Types of Award:
Options	$1.5	$1.9	$2.5
Restricted stock awards and units	0.7	0.7	1.5
Performance shares	—	0.8	2.4
Total share-based compensation expense	$2.2	$3.4	$6.4
Compensation expense for an award with only service conditions is recognized over the requisite service period, which is usually the vesting period of the award. For an award that have a graded vesting schedule, compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. The amount of compensation cost recognized at any date must at least equal the portion of the grant-date value of the award that is vested at that date. As of July 3, 2015, there was $2.1 million of total unrecognized compensation expense related to nonvested share-based awards units granted under our 2007 Stock Plan. This expense is expected to be recognized over a weighted-average period of 1.9 years.

Stock Options
A summary of the combined stock option activity under our equity plans during fiscal 2015 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	($ in millions)
Options outstanding as of June 27, 2014	7,548,999	$3.31	4.53	$0.0
Granted	1,378,501	$1.27
Exercised	—
Forfeited	(1,552,689)	$3.50
Expired	(840)	$16.27
Options outstanding as of July 3, 2015	7,373,971	$2.88	4.05	$0.0
Options exercisable as of July 3, 2015	4,848,127	$3.40	3.14	$0.0
Options vested and expected to vest as of July 3, 2015	7,129,857	$2.92	3.99	$0.0
The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on July 3, 2015 of $1.32 and the exercise price for in-the-money options that would have been received by the optionees if all options had been exercised on July 3, 2015. The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.
Additional information related to our stock options is summarized below:

	Fiscal Year
(In millions, except per share amounts)	2015	2014	2013
Weighted average grant date fair value per share granted	$0.55	$1.06	$1.30
Intrinsic value of options exercised	$—	$—	$—
Fair value of options vested	$2.0	$2.2	$3.0
The fair value of each option grant under our 2007 Stock Plan was estimated using the Black-Scholes option pricing model on the date of grant. A summary of the significant weighted average assumptions we used in the Black-Scholes valuation model is as follows:

	Fiscal Year
	2015	2014	2013
Expected dividends	—%	—%	—%
Expected volatility	53.9%	54.1%	64.9%
Risk-free interest rate	1.13%	1.26%	0.49%
Expected term (years)	4.25	4.43	4.33
Expected volatility is based on implied volatility for the expected term of the options from our stock price. The expected term of the options is calculated using the simplified method described in the SEC’s Staff Accounting Bulletin Topic 14.D.2. We use the simplified method because we do not have sufficient stock option exercise data and the types of employees that receive share option grants have been significantly changed due to the implementation of our GEP in fiscal 2012, under which we granted share-based awards to employees who are not eligible for the long-term incentive programs. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is zero because we have not historically paid dividends on our common stock and have no intention to pay dividends in the foreseeable future. The following summarizes all of our stock options outstanding and exercisable as of July 3, 2015:

			Options Outstanding			Options Exercisable
Actual Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
				(Years)
$1.23	—	$1.30	1,373,501	6.98	$1.27	162,591	$1.23
$1.72	—	$2.19	1,562,340	3.68	$2.11	1,158,664	$2.08
$2.28	—	$2.56	1,447,833	3.73	$2.41	1,236,988	$2.40
$2.60	—	$2.71	1,404,994	4.40	$2.63	707,162	$2.65
$2.97	—	$6.11	1,196,133	1.97	$5.04	1,193,552	$5.04
$6.44	—	$24.60	389,170	1.55	$7.75	389,170	$7.75
$1.23	—	$24.60	7,373,971	4.05	$2.88	4,848,127	$3.40
Restricted Stock
A summary of the status of our restricted stock as of July 3, 2015 and changes during fiscal 2015 were as follows:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding as of June 27, 2014	314,658	$2.80
Granted	1,069,153	$1.17
Vested and released	(384,810)	$2.17
Forfeited	(7,162)	$2.34
Restricted stock outstanding as of July 3, 2015	991,839	$1.30
The fair value of each restricted stock grant is based on the closing price of our common stock on the date of grant. The total fair value of restricted stock that vested during fiscal 2015, 2014 and 2013 was $0.6 million, $0.7 million and $1.9 million, respectively.
Performance Share Awards
A summary of the status of our performance shares as of July 3, 2015 and changes during fiscal 2015 were as follows:

	Shares	Weighted Average Grant Date Fair Value
Performance shares outstanding as of June 27, 2014	66,667	$2.59
Granted	803,210	$1.25
Vested and released	(47,820)	$2.59
Forfeited due to terminations	(18,847)	$2.59
Performance shares outstanding as of July 3, 2015	803,210	$1.25
The fair value of each performance share is based on the closing price of our common stock on the date of grant and is amortized over its vesting period. We begin to recognize share-based compensation costs for the performance shares when achievement of the performance conditions is considered probable. Any previously recognized compensation cost would be reversed if the performance condition is not satisfied or if it is not probable that the performance conditions will be achieved.
The total fair value of performance share awards that vested during fiscal 2015, 2014 and 2013 was $0.1 million, $3.0 million and $0.9 million, respectively.

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
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for 2015, 2014 and 2013 were as follows:

	Fiscal Year
(In millions)	2015	2014	2013
North America	$153.2	$142.0	$180.5
Africa and Middle East	97.1	108.9	182.2
Europe and Russia	36.0	36.0	48.0
Latin America and Asia Pacific	49.6	59.1	60.6
Total Revenue	$335.9	$346.0	$471.3
Revenue by country comprising more than 5% of our total revenue for fiscal 2015, 2014 and 2013 were as follows:

(In millions, except %)	Revenue	% of Total Revenue
Fiscal 2015:
United States	$151.1	45.0%
Nigeria	$36.5	10.9%
Fiscal 2014:
United States	$139.2	40.2%
Nigeria	$52.2	15.1%
Fiscal 2013:
United States	$177.0	37.6%
Nigeria	$92.7	19.7%
Our long-lived assets, consisting primarily of property, plant and equipment, by geographic areas based on the physical location of the assets as of July 3, 2015 and June 27, 2014 were as follows:

(In millions)	July 3, 2015	June 27, 2014
United States	$17.6	$21.5
United Kingdom	3.1	3.3
Other countries	3.6	4.5
Total	$24.3	$29.3
Note 11. Divestiture
In March 2011, our board of directors approved a plan for the sale of our WiMAX business. On September 2, 2011, we sold to EION Networks, Inc. (“EION”) our WiMAX business and related assets consisting of certain technology, inventory and equipment. As consideration for the sale of assets, EION agreed to pay us $0.4 million in cash and up to $2.8 million in additional cash payments contingent upon specific factors related to future WiMAX business performance. We had received $0.1 million in total of such contingent payments through June 27, 2014 and do not expect any further payments from EION. In addition, EION is entitled to receive cash payments up to $2.0 million upon collection of certain WiMAX accounts receivable. As of September 26, 2014, we made $1.6 million in total of such payments to EION and wrote-off the remaining $0.4 million balance resulting from the write-downs of the corresponding WiMAX accounts receivable. As of July 3, 2015 and June 27, 2014, our accrued liabilities related to the disposition of WiMAX business were zero and $0.1 million, respectively.

In the third quarter of fiscal 2011, we began accounting for the WiMAX business as a discontinued operation and, therefore, the operating results of our WiMAX business were included in discontinued operations in our consolidated financial statements for all years presented. The loss incurred in fiscal 2013 was primarily due to write-down of certain WiMAX deferred cost of sales that were not transferred to EION and certain expenses we incurred to support a remaining customer obligation. The income recognized in fiscal 2015 and 2014 was primarily due to the recovery of certain WiMAX customer receivables that was previously written down.
Summary results of operations for the WiMAX business were as follows:

	Fiscal Year
	2015	2014	2013
	(In millions)
Revenues	$—	$—	$0.1
Income (loss) from operations of WiMAX	—	1.2	(4.3)
Gain on disposal	0.1	—	0.4
Income taxes	—	(0.3)	(0.2)
Income (loss) from discontinued operations, net of tax	$0.1	$0.9	$(4.1)
Note 12. Income Taxes
Income (loss) from continuing operations before provision for income taxes during fiscal year 2015, 2014 and 2013 is as follows:

	Fiscal Year
	2015	2014	2013
	(In millions)
United States	$(18.6)	$(26.7)	$(5.2)
Foreign	(7.4)	(23.8)	5.9
Total Income (loss) from continuing operations before income taxes	$(26.0)	$(50.5)	$0.7
Provision for income taxes from continuing operations for fiscal year 2015, 2014 and 2013 were summarized as follows:

	Fiscal Year
	2015	2014	2013
	(In millions)
Current provision (benefit):
United States	$—	$(0.1)	$(0.1)
Foreign	3.4	1.9	13.6
State and local	—	—	—
	3.4	1.8	13.5
Deferred provision (benefit):
United States	(0.2)	—	—
Foreign	(4.5)	(0.3)	(0.2)
State and local	—	—	—
	(4.7)	(0.3)	(0.2)
Total provision (benefit) for income taxes from continuing operations	$(1.3)	$1.5	$13.3

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate from continuing operations for fiscal year 2015, 2014 and 2013:

	Fiscal Year
	2015	2014	2013
Statutory U.S. federal tax rate	(35.0)%	(35.0)%	35.0%
Valuation allowances	(15.1)%	30.0%	228.6%
Foreign non-deductible expenses	(0.3)%	0.9%	37.1%
State and local taxes, net of U.S. federal tax benefit	(1.9)%	(1.3)%	(5.7)%
Foreign income taxed at rates less than the U.S. statutory rate	38.5%	8.5%	(132.7)%
Foreign branch income/withholding taxes	5.2%	2.0%	92.9%
Change in uncertain tax positions	2.4%	(1.7)%	1,660.0%
Other	1.2%	(0.4)%	(15.2)%
Effective tax rate	(5.0)%	3.0%	1,900.0%
The income tax benefit from continuing operations for fiscal year 2015 was $1.3 million. The difference between our income tax benefit from continuing operations and income tax expense at the statutory rate of 35% on our pre-tax loss of $26.0 million was primarily attributable to losses in tax jurisdictions in which we cannot recognize a tax benefit and increases in foreign withholding taxes, offset with the $4.4 million tax benefit from the release of valuation allowance in jurisdictions where management believes the utilization of deferred tax assets was more likely than not based on the weighting of positive and negative evidence.
The income tax expense from continuing operations for fiscal year 2014 was $1.5 million. The difference between our income tax expense from continuing operations and income tax expense at the statutory rate of 35% on our pre-tax loss of $50.5 million was primarily attributable to losses in tax jurisdictions in which we cannot recognize a tax benefit and increases in foreign withholding taxes.
The income tax expense from continuing operations for fiscal year 2013 was $13.3 million. The difference between our income tax expense from continuing operations and income tax benefit at the statutory rate of 35% on our pre-tax income of $0.7 million was primarily attributable to a $11.7 million increase in our reserve for uncertain tax positions, losses in tax jurisdictions in which we cannot recognize a tax benefit, and increases in foreign withholding taxes. The increase in our unrecognized tax benefits was the result of additional information obtained during the recent tax examinations in certain countries during fiscal 2013.

The components of deferred tax assets and liabilities were as follows:

	July 3, 2015		June 27, 2014
	Current	Non-Current	Current	Non-Current
	(In millions)
Deferred tax assets:
Inventory	$7.7	$—	$12.0	$—
Accruals and reserves	4.7	0.1	4.7	0.1
Bad debts	1.4	—	2.4	—
Depreciation	—	—	—	0.2
Amortization	—	2.6	—	4.1
Stock compensation	—	3.3	—	4.0
Deferred revenue	—	1.9	—	3.9
Unrealized exchange gain/loss	3.6	—	3.2	—
Other	1.1	5.0	1.1	4.2
Tax credit carryforwards	—	17.9	—	21.5
Tax loss carryforwards	—	154.5	—	133.2
Total deferred tax assets before valuation allowance	18.5	185.3	23.4	171.2
Valuation allowance	(17.0)	(177.7)	(21.9)	(167.8)
Total deferred tax assets	1.5	7.6	1.5	3.4
Deferred tax liabilities:
Branch undistributed earnings reserve	0.1	1.2	0.1	1.4
Depreciation	—	3.5	—	3.8
Other accruals	0.1	—	0.1	—
Total deferred tax liabilities	0.2	4.7	0.2	5.2
Net deferred tax assets (liabilities)	$1.3	$2.9	$1.3	$(1.8)
Our valuation allowance related to deferred income taxes, as reflected in our consolidated balance sheet, was $194.7 million as of July 3, 2015 and $189.7 million as of June 27, 2014. The increase in valuation allowance in fiscal 2015 was primarily due to the losses in tax jurisdictions in which we cannot recognize tax benefits, partially offset by the $4.4 million valuation allowance released in certain foreign jurisdictions.
Tax loss and credit carryforwards as of July 3, 2015 have expiration dates ranging between one year and no expiration in certain instances. The amount of U.S. federal tax loss carryforwards as of July 3, 2015 and June 27, 2014 were $328.7 million and $291.6 million, respectively, and begin to expire in fiscal 2023. Credit carryforwards as of July 3, 2015 were $21.3 million, and certain credits will begin to expire in fiscal 2017. The amount of foreign tax loss carryforwards as of July 3, 2015 was $129.0 million.
United States income taxes have not been provided on basis differences in foreign subsidiaries of $5.4 million and $5.7 million, respectively, as of July 3, 2015 and June 27, 2014, because of our intention to reinvest these earnings indefinitely. The residual U.S. tax liability, if such amounts were remitted, would be nominal.
We entered into a tax sharing agreement with Harris effective on January 26, 2007, the date of the acquisition of Stratex. The tax sharing agreement addresses, among other things, the settlement process associated with pre-merger tax liabilities and tax attributes that are attributable to the Microwave Communication Division when it was a division of Harris. There was no settlement payments recorded in fiscal year 2015, 2014 or 2013.
As of July 3, 2015 and June 27, 2014, we had unrecognized tax benefits of $26.9 million and $28.2 million, respectively, for various federal, foreign, and state income tax matters. Unrecognized tax benefits decreased by $1.3 million. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $1.4 million and $1.0 million, respectively, as of July 3, 2015 and June 27, 2014. These unrecognized tax benefits are presented on the accompanying consolidated balance sheet net of the tax effects of net operating loss carryforwards.
We account for interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We accrued such interest of zero as of July 3, 2015 and $0.1 million as of June 27, 2014. No penalties have been accrued.

Our unrecognized tax benefit activity for fiscal 2015, 2014 and 2013 is as follows:

Amount
(In millions)
Unrecognized tax benefit as of June 29, 2012	$13.4
Additions for tax positions in current periods	0.7
Additions for tax positions in prior periods	15.0
Decreases for tax positions in prior periods	(0.4)
Unrecognized tax benefit as of June 28, 2013	28.7
Additions for tax positions in current periods	—
Additions for tax positions in prior periods	8.7
Decreases for tax positions in prior periods	(12.1)
Increases related to change of foreign exchange rate	2.9
Unrecognized tax benefit as of June 27, 2014	28.2
Additions for tax positions in prior periods	0.6
Decreases for tax positions in prior periods	(0.2)
Decreases related to change of foreign exchange rate	(1.7)
Unrecognized tax benefit as of July 3, 2015	$26.9
During the fiscal year 2014, we received an assessment letter from the Inland Revenue Authority of Singapore (“Singapore”) related to deductions claimed in prior years and made a prepayment of $13.2 million related to tax years 2007 through 2010, reflecting all of the taxes incrementally assessed by Singapore. We continue to defend our tax positions in Singapore and we continue to pursue remedies to object to this assessment. There was no settlement in fiscal year 2015. During the next twelve months, it is reasonably possible that an ultimate settlement will be achieved which would result in our unrecognized tax benefits changing by up to $14.0 million. We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits.
We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Singapore and Nigeria. The earliest years still open and subject to potential audits for these jurisdictions are as follows: U.S. —2003; Singapore — 2006; and Nigeria — 2011.
Note 13. Commitments and Contingencies
Operating Lease Commitments
We lease office and manufacturing facilities under non-cancelable operating leases expiring at various dates through April 2020. We lease approximately 129,000 square feet of office space in Santa Clara, California as our corporate headquarters. Beginning in the first quarter of fiscal 2015, approximately three-fourths of our Santa Clara headquarters building was vacated and made available for sublease. As of July 3, 2015, future minimum lease payments for our headquarters total $12.8 million through April 2020.
As of July 3, 2015, our future minimum lease payments under all non-cancelable operating leases with an initial lease term in excess of one year were as follows:

Fiscal Years	Amount
(In millions)
2016	$5.4
2017	3.2
2018	2.7
2019	2.8
2020	2.3
Total	$16.4
These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We sublease a portion of our facilities to third parties and total minimum rentals to be received in the future under our non-cancelable subleases were $0.1 million as of July 3, 2015.
Rental expense for operating leases, including rentals on a month-to-month basis was $6.5 million, $7.7 million and $8.5 million in fiscal 2015, 2014 and 2013, respectively.
Purchase Orders and Other Commitments
From time to time in the normal course of business, we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of July 3, 2015, we had outstanding purchase obligations with our suppliers or contract manufacturers of $38.2 million.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of July 3, 2015, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of July 3, 2015, we had commercial commitments of $33.1 million outstanding that were not recorded in our consolidated balance sheets. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid on the performance guarantees.
Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our software products infringe the intellectual property rights of a third party. As of July 3, 2015, we have not received any notice that any customer is subject to an infringement claim arising from the use of our software products; we have not received any request to defend any customers from infringement claims arising from the use of our software products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our software products. Because the outcome of infringement disputes is related to the specific facts of each case, and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of July 3, 2015, we had not recorded any liabilities related to these indemnifications.
Legal Proceedings
From time to time, we may be involved in various legal claims and litigation that arise in the normal course of our operations. We are aggressively defending all current litigation matters. Although there can be no assurances and the outcome of these matters is currently not determinable, we currently believe that none of these claims or proceedings are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation and/or substantial settlement charges. As a result, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, if any.
We record accruals for our outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, at least on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. We have not recorded any accrual for loss contingencies associated with such legal claims or litigation discussed above.

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

Note 14. Quarterly Financial Data (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Our fiscal quarters end on the Friday nearest the end of the calendar quarter. The third quarter of fiscal year 2015 included 14 weeks and other quarters each included 13 weeks. Summarized quarterly data for fiscal 2015 and 2014 were as follows:

	Q1 Ended 9/26/2014(1)	Q2 Ended 12/26/2014(1)(2)	Q3 Ended 4/3/2015(1)	Q4 Ended 7/3/2015
	(In millions, except per share amounts)
Fiscal 2015
Revenue	$82.4	$90.9	$74.8	$87.8
Gross margin	$22.0	$24.0	$16.0	$18.7
Operating income (loss)	$(5.4)	$(3.7)	$(11.7)	$(5.2)
Net income (loss)	$(5.5)	$(4.5)	$(13.1)	$(1.5)
Net income (loss) attributable to Aviat Networks	$(5.5)	$(4.5)	$(13.1)	$(1.6)
Per share data:
Basic net income (loss) per common share	$(0.09)	$(0.07)	$(0.21)	$(0.03)
Diluted net income (loss) per common share	$(0.09)	$(0.07)	$(0.21)	$(0.03)

	Q1 Ended 9/27/2013(1)	Q2 Ended 12/27/2013(1)	Q3 Ended 3/28/2014(1)	Q4 Ended 6/27/2014(1)
	(In millions, except per share amounts)
Fiscal 2014
Revenue	$93.4	$85.8	$81.4	$85.4
Gross margin	$23.2	$21.5	$21.1	$19.4
Operating loss	$(13.3)	$(10.5)	$(14.6)	$(12.2)
Net loss	$(13.5)	$(9.7)	$(14.6)	$(13.3)
Net loss attributable to Aviat Networks	$(13.5)	$(9.7)	$(14.6)	$(13.3)
Per share data:
Basic and diluted net loss per common share	$(0.22)	$(0.16)	$(0.24)	$(0.21)
_______________________

(1)	Revised to include the effects of the error corrections to costs of service revenue for the interim periods set forth in Note 2.

(2)
Reflects revised amounts for all lines presented, resulting from adjustments to second quarter’s revenue (a decrease of $1.6 million) and cost of sales (a decrease of $0.9 million) during the third quarter of fiscal 2015.

The effects of the error corrections set forth in Note 2 and adjustments to second quarter’s revenue and cost of revenue on the unaudited consolidated statements of operations for the interim periods within the years ended July 3, 2015 and June 27, 2014 were as follows:

	Previously Reported				Correction				Revised
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(In millions)
Fiscal 2015 (Unaudited)
Revenue	$82.4	$92.5	$74.8	N/A	$—	$(1.6)	$—	N/A	$82.4	$90.9	$74.8	N/A
Gross margin	21.8	25.2	17.6	N/A	0.2	(1.2)	(1.6)	N/A	22.0	24.0	16.0	N/A
Operating loss	(5.4)	(2.5)	(10.1)	N/A	—	(1.2)	(1.6)	N/A	(5.4)	(3.7)	(11.7)	N/A
Net loss	(5.7)	(3.3)	(11.5)	N/A	0.2	(1.2)	(1.6)	N/A	(5.5)	(4.5)	(13.1)	N/A
Net loss attributable to Aviat Networks	(5.7)	(3.3)	(11.5)	N/A	0.2	(1.2)	(1.6)	N/A	(5.5)	(4.5)	(13.1)	N/A
Fiscal 2014 (Unaudited)
Revenue	$93.4	$85.8	$81.4	$85.4	$—	$—	$—	$—	$93.4	$85.8	$81.4	$85.4
Gross margin	23.1	21.3	20.9	19.8	0.1	0.2	0.2	(0.4)	23.2	21.5	21.1	19.4
Operating loss	(13.4)	(10.7)	(14.8)	(11.8)	0.1	0.2	0.2	(0.4)	(13.3)	(10.5)	(14.6)	(12.2)
Net loss	(13.6)	(9.9)	(14.8)	(12.9)	0.1	0.2	0.2	(0.4)	(13.5)	(9.7)	(14.6)	(13.3)

The following tables summarize certain charges, expenses and loss (income) from discontinued operations included in our results of operations for each of the fiscal quarters presented:

	Q1 Ended 9/26/2014	Q2 Ended 12/26/2014	Q3 Ended 4/3/2015	Q4 Ended 7/3/2015
	(In millions)
Fiscal 2015
Amortization of purchased technology and intangible assets	$0.1	$0.1	$0.1	$0.1
Restructuring charges	1.5	—	3.2	0.2
Share-based compensation expense	0.6	0.4	0.7	0.5
	$2.2	$0.5	$4.0	$0.8
Income (loss) from discontinued operations	$0.2	$(0.1)	$—	$—

	Q1 Ended 9/27/2013	Q2 Ended 12/27/2013	Q3 Ended 3/28/2014	Q4 Ended 6/27/2014
	(In millions)
Fiscal 2014
Amortization of purchased technology and intangible assets	$0.1	$0.1	$0.1	$0.1
Restructuring charges	4.5	0.3	4.2	2.1
Charges for excess and obsolete inventory mark-downs	—	—	—	1.2
Transactional tax assessments	—	0.6	—	—
Share-based compensation expense	1.5	0.7	0.6	0.6
Warehouse consolidation costs	0.2	—	—	—
	$6.3	$1.7	$4.9	$4.0
Income from discontinued operations	$0.1	$0.3	$0.3	$0.2

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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the Company’s assessment of the effectiveness of internal control over financial reporting, the Company identified the following material weaknesses that existed as of July 3, 2015:

•
COSO Components - Risk Assessment and Monitoring Activities. We determined that our controls pertaining to risk assessment and monitoring activities did not operate effectively, resulting in a material weakness pertaining to these COSO components. Specifically, (i) with respect to risk assessment, we did not sufficiently identify and address risks associated with (a) the adequacy of training needs of employees whose job functions bear upon our accounting and financial reporting; (b) segregation of duty conflicts and the adequacy and effectiveness of compensating controls; and (c) certain processes, further noted in the Control Activities discussion below, resulting in inadequately designed control activities; and (ii) with respect to monitoring activities, (a) we did not design and maintain effective controls for the review, supervision and monitoring of our international accounting operations and for evaluating the adequacy of our internal control over financial reporting, including adequate documentation of control performance; and (b) there were insufficient procedures to effectively determine the adequacy of our internal control over financial reporting. The deficiencies in these COSO components are interrelated and represent a material weakness. This material weakness contributed to the other material weaknesses described below and an environment where there was more than a remote likelihood that a material misstatement of the interim and annual consolidated financial statements could occur and not be prevented or detected. As a result, adjustments to various accounts were made to correct errors that were determined to be immaterial to the prior period financial statements.

•
Control Activities - Account Reconciliations. The design and operating effectiveness of our controls were inadequate to ensure that account reconciliations were reviewed and approved for accuracy and completeness and that we identified, accumulated and documented appropriate information necessary to support account balances.

•
Control Activities - Revenue Recognition. The design and operating effectiveness of our controls were inadequate to ensure that the terms and conditions of all negotiated customer discounts were agreed upon with the customer in advance of recognizing revenue to ensure that the reported amount and timing of revenue recognition was accurate.

•
Control Activities - Revenue Cut-off Procedures. The design and operating effectiveness of our controls were inadequate to ensure that all revenue recognized on shipments made under FOB Destination terms was recognized in the proper period.

•	Control Activities - Project Accruals. The design and operating effectiveness of our controls were inadequate to ensure that the project accrual balances were accurate.

•
Control Activities - Inventory Existence. The design and operating effectiveness of our controls over inventory cycle counts and inventory at consigned locations were inadequate to ensure that the underlying quantities in support of inventory balances were accurate.

Errors identified in our financial statements and the aforementioned material weaknesses resulted in a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.
The material weaknesses identified by management could result in a material misstatement to our annual or interim financial statements that would not be prevented or detected. Management has concluded that our internal control over financial reporting was not effective as of July 3, 2015 due to the material weaknesses identified. We reviewed the results of management’s assessment with the Audit Committee of the Company’s Board of Directors.
BDO USA, LLP, our independent registered public accounting firm, has issued an attestation report regarding its assessment of our internal control over financial reporting as of July 3, 2015, as set forth at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.
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
As of July 3, 2015, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon the evaluation and as a result of the material weaknesses described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 3, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.
(c) Changes in Internal Control over Financial Reporting
Other than the material weaknesses noted above and the remediation actions described below, there were no changes in our internal control over financial reporting during the quarter ended July 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(d) Remedial Actions to Address Material Weaknesses
We continue to evaluate the effectiveness of our remediation efforts, including demonstrating that the new or improved controls operate effectively for a reasonable period of time. If appropriate, we expect to make further changes to our internal controls. The following actions have been taken, or we expect to take as soon as practicable, to strengthen our controls and organizational structure:

▪
We plan to provide additional training to employees whose job functions bear upon our accounting and financial reporting, including members of the sales and operations departments, in order to ensure that our employees develop a greater understanding of the control activities that they perform.

▪
We expect to enhance our risk assessment process. With regard to segregation of duty (“SOD”) conflicts associated with our worldwide enterprise resource planning system, we are streamlining and narrowing user system responsibilities in order to reduce the number of SOD conflicts and are developing processes to monitor all remaining SOD conflicts on an ongoing basis. With regard to control design deficiencies, we plan to perform a more robust assessment of risks impacting our accounting and financial reporting and implement new controls or revise existing controls to address such risks.

▪
We are implementing processes to improve monitoring activities involving the review and supervision of our accounting operations. We expect this to involve (i) implementing increased and enhanced balance sheet reviews to allow more focus on quality account reconciliations; and (ii) enhancing monitoring over international activities.

▪
To improve the accuracy of our revenue cut-off procedures, we are expanding the time period over which FOB Destination shipments are reviewed at quarter-end to provide additional assurance that revenue on all shipments made during the cut-off period is recognized in the proper period.

▪
To improve the accuracy of our inventory quantities, we are reviewing (i) our inventory cycle count procedures, (ii) our review and supervision of such procedures and (ii) our monitoring activities specifically pertaining to cycle counts to ensure that our cycle count procedures address all relevant risks, are adequately documented and are sufficiently supervised and monitored on an ongoing basis.

Item 9B. Other Information
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement with the SEC within 120 days after the end of our fiscal year ended July 3, 2015.
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
The following table provides information as of July 3, 2015, relating to our equity compensation plan pursuant to which grants of options, restricted stock and performance shares may be granted from time to time and the option plans and agreements assumed by us in connection with the Stratex acquisition:

Plan Category	Number of Securities to be Issued Upon Exercise of Options and Vesting of restricted Stock Units and Performance Share Units(1)	Weighted-Average Exercise Price of Outstanding Options(2)	Number of Securities Remaining Available for Further Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation plan approved by security holders(3)	9,107,014	$2.80	1,351,936
Equity Compensation plans not approved by security holders(4)	27,625	$24.60	—
Total	9,134,639	$2.88	1,351,936
 _________________________

(1)
Under the 2007 Stock Plan, in addition to options, we have granted share-based compensation awards in the form of performance shares, restricted stock, performance share units and restricted stock units. As of July 3, 2015, there were 1,780,932 such awards outstanding under that plan. The outstanding awards consisted of (i) performance share awards at target and restricted stock awards, for which all 20,264 shares were issued and outstanding; and (ii) 1,760,668 performance share unit awards at target and restricted stock unit awards, for which all 1,760,668 were payable in shares but for which no shares were yet issued and outstanding. The 9,107,014 shares to be issued upon exercise of outstanding options and vesting of restricted stock units and performance share units as listed in the first column consisted of shares to be issued in respect of the exercise of 7,346,346 outstanding options and in respect of the 1,760,668 performance share unit awards and restricted stock units awards payable in shares.

(2)	Excluded weighted average fair value of restricted stock units and performance share units at issuance date.

(3)	Consisted solely of our 2007 Stock Plan, as amended and restated effective November 17, 2011.

(4)
Consisted of common stock that may be issued pursuant to option plans and agreements assumed pursuant to the Stratex acquisition. The Stratex plans were duly approved by the stockholders of Stratex prior to the merger with us. No shares are available for further issuance.

For further information on our equity compensation plans see “Note 1. The Company and Summary of Significant Accounting Policies” and “Note 9. Stockholders’ Equity” in the notes to consolidated financial statements included in Item 8.
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
2. Financial Statement Schedules.
Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended July 3, 2015
All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements or notes thereto.
(b)Exhibits.
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

10.4	Intentionally omitted

Ex. #	Description

10.5	Intentionally omitted

10.6	Intentionally omitted

10.6.1	Intentionally omitted

10.7	Intentionally omitted

10.8	Intentionally omitted

10.9	Intentionally omitted

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

10.18*	Intentionally omitted

10.18.1	Intentionally omitted

10.18.2
Aviat Networks, Inc. 2007 Stock Equity Plan (as Amended and Restated Effective November 17, 2011) (incorporated by reference to Appendix A to Schedule 14A filed with the SEC on October 3, 2011, File No. 001-33278)

10.19	Intentionally omitted

10.19.1	Intentionally omitted

10.20	Intentionally omitted

10.20.1	Intentionally omitted

10.20.2	Intentionally omitted

10.20.3
Second Amended and Restated Loan and Security Agreement, dated as of March 28, 2014, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd., and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 31, 2014, File No. 001-33278)

10.20.4
Amendment #1 to Second Amended and Restated Loan and Security Agreement, dated as of September 25, 2014, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2014, File No. 001-33278)

Ex. #	Description

10.20.5
Amendment #2 to Second Amended and Restated Loan and Security Agreement, dated as of October 30,2014, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 30, 2014, File No. 001-33278)

10.20.6
Amendment #3 to Second Amended and Restated Loan and Security Agreement, dated as of December 2, 2014, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd., and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 5, 2014, File No. 001-33278)

10.20.7
Amendment #4 to Second Amended and Restated Loan and Security Agreement, dated February 27, 2015, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd., and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2015, File No. 001-33278)

10.21	Intentionally omitted

10.22*	Intentionally omitted

10.22.1*	Intentionally omitted

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

10.28*
Employment Agreement, dated July 18, 2011, between Aviat Networks, Inc. and Michael Pangia (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 20, 2011, File No. 001-33278)

10.29*
Employment Agreement, dated December 30, 2010, between Aviat Networks, Inc. and John Madigan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 4, 2011, File No. 001-33278)

10.30*
Employment Agreement, dated December 29, 2014, between Aviat Networks, Inc. and Michael Shahbazian (incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 29, 2014, File No. 001-33278)

10.31*
Employment Agreement, dated April 29, 2015, between Aviat Networks, Inc. and Ralph S. Marimon (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 14, 2015, File No. 001-33278)

10.32
Letter Agreement, dated as of January 11, 2015, among Aviat Networks, Inc., Steel Partners Holdings L.P., Lone Star Value Management, LLC and certain other parties (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 12, 2015, File No. 001-33278)

16.1	Intentionally omitted

Ex. #	Description

16.2	Letter from KPMG LLP to the Securities and Exchange Commission dated February 26, 2015 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2015)

21	List of Subsidiaries of Aviat Networks, Inc.

23.1	Consent of BDO USA, LLP

23.2	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 _____________________________

*	Management compensatory contract, arrangement or plan required to be filed as an exhibit pursuant to Item 15(b) of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIAT NETWORKS, INC. (Registrant)

By:	/s/ Michael A. Pangia
Michael A. Pangia President and Chief Executive Officer
Date: September 30, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Pangia	President and Chief Executive Officer (Principal Executive Officer)	September 30, 2015
Michael A. Pangia

/s/ Ralph S. Marimon	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	September 30, 2015
Ralph S. Marimon

/s/ John J. Madigan	Vice President, Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)	September 30, 2015
John J. Madigan

/s/ John Mutch	Chairman of the Board	September 30, 2015
John Mutch

/s/ William A. Hasler	Director	September 30, 2015
William A. Hasler

/s/ Charles D. Kissner	Director	September 30, 2015
Charles D. Kissner

/s/ James R. Henderson	Director	September 30, 2015
James R. Henderson

/s/ Robert G. Pearse	Director	September 30, 2015
Robert G. Pearse

/s/ John Quicke	Director	September 30, 2015
John Quicke

/s/ James C. Stoffel	Director	September 30, 2015
James C. Stoffel

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
AVIAT NETWORKS, INC.
Years Ended July 3, 2015, June 27, 2014 and June 28, 2013

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Balance at End of Period
	(In millions)
Allowances for collection losses:
Year ended July 3, 2015	$7.4	$1.3	$2.0	(A)	$6.7
Year ended June 27, 2014	$10.2	$1.5	$4.3	(B)	$7.4
Year ended June 28, 2013	$16.2	$2.8	$8.8	(C)	$10.2
 ____________________________

Note A
Consisted of changes to allowance for collection losses of $0.2 million for foreign currency translation losses and $1.8 million for uncollectible accounts charged off, net of recoveries on accounts previously charged off.

Note B	Consisted of changes to allowance for collection losses of $4.3 million for uncollectible accounts charged off, net of recoveries on accounts previously charged off.

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

10.18*	Intentionally omitted

10.18.1	Intentionally omitted

10.18.2
Aviat Networks, Inc. 2007 Stock Equity Plan (as Amended and Restated Effective November 17, 2011) (incorporated by reference to Appendix A to Schedule 14A filed with the SEC on October 3, 2011, File No. 001-33278)

10.19	Intentionally omitted

10.19.1	Intentionally omitted

10.20	Intentionally omitted

10.20.1	Intentionally omitted

10.20.2	Intentionally omitted

10.20.3
Second Amended and Restated Loan and Security Agreement, dated as of March 28, 2014, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd., and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 31, 2014, File No. 001-33278)

10.20.4
Amendment #1 to Second Amended and Restated Loan and Security Agreement, dated as of September 25, 2014, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2014, File No. 001-33278)

10.20.5
Amendment #2 to Second Amended and Restated Loan and Security Agreement, dated as of October 30,2014, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 30, 2014, File No. 001-33278)

10.20.6
Amendment #3 to Second Amended and Restated Loan and Security Agreement, dated as of December 2, 2014, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd., and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 5, 2014, File No. 001-33278)

10.20.7
Amendment #4 to Second Amended and Restated Loan and Security Agreement, dated February 27, 2015, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd., and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2015, File No. 001-33278)

10.21	Intentionally omitted

10.22*	Intentionally omitted

10.22.1*	Intentionally omitted

10.23*
Employment Agreement, dated as of April 1, 2006, between Harris Stratex Networks, Inc. and Heinz Stumpe (incorporated by reference to Exhibit 10.15.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2007 filed with the SEC on May 8, 2007, File No. 001-33278)

Ex. #	Description

10.24*	Intentionally omitted

10.24.1*	Intentionally omitted

10.24.2*	Intentionally omitted

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

10.28*
Employment Agreement, dated July 18, 2011, between Aviat Networks, Inc. and Michael Pangia (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 20, 2011, File No. 001-33278)

10.29*
Employment Agreement, dated December 30, 2010, between Aviat Networks, Inc. and John Madigan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 4, 2011, File No. 001-33278)

10.30*
Employment Agreement, dated December 29, 2014, between Aviat Networks, Inc. and Michael Shahbazian (incorporated by reference to the Current Report on Form 8-K filed with the SEC on December 29, 2014, File No. 001-33278)

10.31*
Employment Agreement, dated April 29, 2015, between Aviat Networks, Inc. and Ralph S. Marimon (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 14, 2015, File No. 001-33278)

10.32
Letter Agreement, dated as of January 11, 2015, among Aviat Networks, Inc., Steel Partners Holdings L.P., Lone Star Value Management, LLC and certain other parties (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 12, 2015, File No. 001-33278)

16.1	Intentionally omitted

16.2	Letter from KPMG LLP to the Securities and Exchange Commission dated February 26, 2015 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2015)

21	List of Subsidiaries of Aviat Networks, Inc.

23.1	Consent of BDO USA, LLP

23.2	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Ex. #	Description

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 ______________________________

*	Management compensatory contract, arrangement or plan required to be filed as an exhibit pursuant to Item 15(b) of this report.