Form 10-Q
period 2015-10-02
AVIAT NETWORKS, INC.
filed 2015-11-12
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock as of November 2, 2015 was 62,503,541 shares.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended October 2, 2015

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended
(In millions, except per share amounts)	October 2, 2015	September 26, 2014
Revenues:
Revenue from product sales	$53.7	$55.9
Revenue from services	25.9	26.5
Total revenues	79.6	82.4
Cost of revenues:
Cost of product sales	37.2	41.4
Cost of services	21.4	19.0
Total cost of revenues	58.6	60.4
Gross margin	21.0	22.0
Operating expenses:
Research and development expenses	5.5	6.6
Selling and administrative expenses	17.1	19.2
Amortization of identifiable intangible assets	—	0.1
Restructuring charges	—	1.5
Total operating expenses	22.6	27.4
Operating loss	(1.6)	(5.4)
Interest income	0.1	0.1
Interest expense	—	(0.1)
Loss from continuing operations before income taxes	(1.5)	(5.4)
Provision for income taxes	—	0.3
Loss from continuing operations	(1.5)	(5.7)
Income from discontinued operations, net of tax	0.3	0.2
Net loss	(1.2)	(5.5)
Less: Net income attributable to noncontrolling interests, net of tax	—	—
Net loss attributable to Aviat Networks	$(1.2)	$(5.5)

Amount attributable to Aviat Networks:
Loss from continuing operations, net of tax	$(1.5)	$(5.7)
Income from discontinued operations, net of tax	$0.3	$0.2

Income (loss) per share attributable to Aviat Networks’ common stockholders, basic and diluted:
Continuing operations	$(0.02)	$(0.09)
Discontinued operations	$0.00	$0.00
Net loss	$(0.02)	$(0.09)
Weighted average shares outstanding, basic and diluted	62.5	62.0

See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Quarter Ended
(In millions)	October 2, 2015	September 26, 2014
Net loss	$(1.2)	$(5.5)
Other comprehensive income (loss):
Cash flow hedges:
Change in unrealized gain (loss) on cash flow hedges	—	0.1
Reclassification adjustments for (gain) loss included in net loss	—	—
Net change in unrealized gain (loss) on hedging activities	—	0.1
Net change in cumulative translation adjustment	(0.8)	(1.3)
Other comprehensive loss	(0.8)	(1.2)
Comprehensive loss	(2.0)	(6.7)
Comprehensive income attributable to noncontrolling interests, net of tax	—	—
Comprehensive loss attributable to Aviat Networks	$(2.0)	$(6.7)

See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	October 2, 2015	July 3, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$35.8	$34.7
Accounts receivable, net	88.3	88.2
Unbilled costs	17.3	17.3
Inventories	34.4	32.9
Customer service inventories	5.3	6.2
Deferred income taxes	1.4	1.5
Other current assets	14.0	15.0
Total current assets	196.5	195.8
Property, plant and equipment, net	22.5	24.3
Deferred income taxes	7.3	7.6
Other assets	1.7	1.7
TOTAL ASSETS	$228.0	$229.4
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$9.0	$9.0
Accounts payable	48.7	46.6
Accrued compensation and benefits	7.3	7.5
Other accrued expenses	19.2	19.7
Advance payments and unearned income	40.0	40.5
Deferred income taxes	0.2	0.2
Restructuring liabilities	3.0	3.9
Total current liabilities	127.4	127.4
Unearned income	10.0	9.8
Other long-term liabilities	2.1	2.2
Reserve for uncertain tax positions	1.4	1.4
Deferred income taxes	4.7	4.7
Total liabilities	145.6	145.5
Commitments and contingencies (Note 11)
Equity:
Aviat Networks stockholders’ equity:
Preferred stock	—	—
Common stock	0.6	0.6
Additional paid-in-capital	809.7	809.2
Accumulated deficit	(718.7)	(717.5)
Accumulated other comprehensive loss	(9.3)	(8.5)
Total Aviat Networks stockholders’ equity	82.3	83.8
Noncontrolling interests	0.1	0.1
Total equity	82.4	83.9
TOTAL LIABILITIES AND EQUITY	$228.0	$229.4

See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
(In millions)	October 2, 2015	September 26, 2014
Operating Activities
Net loss	$(1.2)	$(5.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of identifiable intangible assets	—	0.1
Depreciation and amortization of property, plant and equipment	1.7	1.6
Provision for receivables	0.4	0.2
Share-based compensation	0.5	0.6
Deferred income tax benefit (expense)	0.4	(0.1)
Charges for inventory and customer service inventory write-downs	1.0	2.1
Gain on disposition of WiMAX business	—	(0.1)
Loss on disposition of property, plant and equipment, net	0.2	—
Changes in operating assets and liabilities:
Receivables	(0.8)	(7.4)
Unbilled costs	(0.1)	0.2
Inventories	(3.0)	(6.7)
Customer service inventories	0.6	0.9
Accounts payable	2.9	1.9
Accrued expenses	0.7	1.0
Advance payments and unearned income	0.2	8.2
Income taxes payable or receivable	(1.3)	(0.1)
Other assets and liabilities	(0.4)	(1.6)
Net cash provided by (used in) operating activities	1.8	(4.7)
Investing Activities
Payments for acquisition of property, plant and equipment	(0.4)	(1.2)
Net cash used in investing activities	(0.4)	(1.2)
Financing Activities
Proceeds from borrowings	9.0	5.0
Repayments of borrowings	(9.0)	(5.0)
Payments on capital lease obligations	—	(0.1)
Net cash used in financing activities	—	(0.1)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.4)
Net Increase (Decrease) in Cash and Cash Equivalents	1.1	(6.4)
Cash and Cash Equivalents, Beginning of Period	34.7	48.8
Cash and Cash Equivalents, End of Period	$35.8	$42.4

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of our management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter ended October 2, 2015 (the “first quarter of fiscal 2016”) are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2015.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Significant intercompany transactions and accounts have been eliminated.
We operate on a 52-week or 53-week year ending on the Friday nearest June 30. The first quarter of fiscal 2016 and the first quarter of fiscal 2015 included 13 weeks in each quarter.
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
Reclassification
We recorded a $1.2 million reclassification to increase long term unearned income and decrease current advance payments and unearned income as of July 3, 2015. This reclassification had no impact on our total assets, total liabilities, results of operations or cash flows.
Summary of Significant Accounting Policies
There have been no material changes in our significant accounting policies as of and for the first quarter of fiscal 2016, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 3, 2015.

Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB deferred the effective date of the new revenue standard from December 15, 2016 to December 15, 2017, with early adoption permitted before annual periods beginning after December 15, 2016. Accordingly, the new standard is effective for us beginning in our fiscal year 2019. The principles may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently evaluating the transition methods and the effect that this ASU will have on our consolidated financial statements and related disclosures.
In July 2015, the FASB issued ASU No. 2015-11 (Subtopic 330), Simplifying the Measurement of Inventory, which provides guidance to companies who account for inventory using either the first-in, first-out (“FIFO”) or average cost methods. The guidance states that companies should measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the effect of the adoption of the standard will have on our consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which provides guidance on the balance sheet presentation for debt issuance costs and debt discounts and debt premiums. To simplify the presentation of debt issuance costs, the standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We are currently evaluating the effect of the adoption of the standard will have on our consolidated financial statements and related disclosures.
In August 2014, FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern. This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods during the annual period. Early application is permitted. We are currently evaluating the effect of the adoption of the standard will have on our consolidated financial statements and related disclosures.
Note 2. Net Loss Per Share of Common Stock
We compute net income (loss) per share attributable to the Company’s common stockholders using the two-class method. Basic net income (loss) per share is computed using the weighted average number of common shares and participating securities outstanding during the period. Our unvested restricted shares contain rights to receive non-forfeitable dividends and therefore are considered to be participating securities and would be included in the calculations of net income per basic and diluted common share. However, we incurred a net loss in all periods presented. In accordance with ASC subtopic 260-10, undistributed losses are not allocated to unvested restricted shares due to the fact that the unvested restricted shares are not contractually obligated to share in the losses of the company.

As we incurred a net loss for all periods presented, the effect of outstanding stock options, restricted stocks and units and performance shares and units were anti-dilutive and therefore were excluded from the diluted net loss per share calculations. The following table summarizes the potential shares of common stock that were excluded from the diluted net loss per share calculations:

	Quarter Ended
	October 2, 2015	September 26, 2014
	(In millions)
Stock options	7.2	7.4
Restricted stocks and units and performance shares and units	1.0	0.3
Total potential shares of common stock excluded	8.2	7.7
Note 3. Balance Sheet Components
Accounts Receivable, net
Our net accounts receivable as of October 2, 2015 and July 3, 2015 was as follows:

	October 2, 2015	July 3, 2015
	(In millions)
Accounts receivable	$95.0	$94.9
Less allowances for collection losses	(6.7)	(6.7)
	$88.3	$88.2
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

	Quarter Ended
	October 2, 2015	September 26, 2014
	(In millions)
Customer letters of credit being discounted	$2.7	$—
Interest expense	$—	$—
Inventories
Our inventories as of October 2, 2015 and July 3, 2015 were as follows:

	October 2, 2015	July 3, 2015
	(In millions)
Finished products	$24.0	$21.1
Work in process	2.6	3.8
Raw materials and supplies	7.8	8.0
	$34.4	$32.9
Deferred cost of revenue included within finished goods	$10.0	$5.6
Consigned inventories included within raw materials	$6.6	$6.8

We recorded charges to adjust our inventory and customer service inventory to the lower of cost or market. These charges were primarily due to excess and obsolete inventory resulting from product transitioning and discontinuance. During the first quarter of fiscal 2016 and 2015, such charges incurred were classified in cost of product sales as follows:

	Quarter Ended
	October 2, 2015	September 26, 2014
	(In millions, except percentages)
Excess and obsolete inventory charges	$0.7	$1.5
Customer service inventory write-downs	0.3	0.6
	$1.0	$2.1
As % of revenue	1.3%	2.5%
Property, Plant and Equipment, net
Our property, plant and equipment, net as of October 2, 2015 and July 3, 2015 were as follows:

	October 2, 2015	July 3, 2015
	(In millions)
Land	$0.7	$0.7
Buildings and leasehold improvements	9.7	9.7
Software	13.6	13.6
Machinery and equipment	45.1	45.2
	69.1	69.2
Less accumulated depreciation and amortization	(46.6)	(44.9)
	$22.5	$24.3
Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was as follows:

	Quarter Ended
	October 2, 2015	September 26, 2014
	(In millions)
Depreciation and amortization	$1.7	$1.6
Accrued Warranties
We accrue for the estimated cost to repair or replace products under warranty at the time of sale. Changes in our warranty liability, which is included as a component of other accrued expenses in the condensed consolidated balance sheets, during the first quarter of fiscal 2016 and 2015 were as follows:

	Quarter Ended
	October 2, 2015	September 26, 2014
	(In millions)
Balance as of the beginning of the fiscal year	$4.2	$3.8
Warranty provision recorded during the period	1.5	1.0
Consumption during the period	(1.0)	(1.3)
Balance as of the end of the period	$4.7	$3.5

Note 4. Fair Value Measurements of Assets and Liabilities
We determine fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants as of the measurement date. We maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value and establish a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2 — Observable market-based inputs or observable inputs that are corroborated by market data; and

•	Level 3 — Unobservable inputs reflecting our own assumptions.
The carrying amounts, estimated fair values and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of October 2, 2015 and July 3, 2015 were as follows:

	October 2, 2015		July 3, 2015		Valuation Inputs
	Cost	Fair Value	Cost	Fair Value
	(In millions)
Assets:
Cash equivalents:
Money market funds	$13.7	$13.7	$12.5	$12.5	Level 1
Bank certificates of deposit	$0.2	$0.2	$0.6	$0.6	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items include shares in money market funds purchased from two major financial institutions. As of October 2, 2015 and July 3, 2015, these money market shares were valued at $1.00 net asset value per share by these financial institutions.
We classify items in Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources are available with reasonable levels of price transparency. Our bank certificates of deposit and foreign exchange forward contracts are classified within Level 2. Foreign currency forward contracts are measured at fair value using observable foreign currency exchange rates. The assets and liabilities related to our foreign currency forward contracts were not material as of October 2, 2015 and July 3, 2015. The changes in fair value related to our foreign currency forward contracts were recorded in the income or expense line item on our statements of operations. We did not have any recurring assets whose fair value was measured using significant unobservable inputs.
Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first quarter of fiscal 2016 and 2015, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.
Note 5. Credit Facility and Debt
On March 28, 2014, we entered into a Second Amended and Restated Loan Agreement with Silicon Valley Bank (as amended, the “SVB Credit Facility”). The SVB Credit Facility was amended in 2014 to provide for extensions to the deadline for preparing and filing our fiscal 2014 financial statements with the SEC. On February 27, 2015, the SVB Credit Facility was further amended to provide for certain amendments to the financial covenants, borrowing base and an early termination fee if the SVB Credit Facility is terminated prior to its expiration. This agreement amends and restates our existing First Amended and Restated Loan and Security Agreement, which was entered into on September 27, 2013 and amended providing for certain amendments to the maximum borrowing limit and financial covenants. The SVB Credit Facility expires on September 26, 2016 and our outstanding debt balance was $9.0 million as of both October 2, 2015 and July 3, 2015.
The SVB Credit Facility provides for a committed amount of up to $40.0 million, with a $30.0 million sublimit that can be borrowed by our Singapore subsidiary. Borrowings that may be advanced under the SVB Credit Facility at the lesser of $40.0 million or a borrowing base equal to a specified percentage of the value of eligible accounts receivable and U.S. unbilled accounts of the Company, subject to certain reserves and eligibility criteria. The SVB Credit Facility can also be utilized to issue letters of credit. Principal, together with all accrued and unpaid interest, is due and payable on September 26, 2016. If the SVB Credit Facility is terminated by us in certain circumstances prior to its expiration, we are subject to an early termination fee equal to 1% of the revolving line. As of October 2, 2015, available credit under the SVB Credit Facility was $19.4 million reflecting the calculated borrowing base of $32.5 million less existing borrowings of $9.0 million and outstanding letters of credit of $4.1 million.
Borrowings under the SVB Credit Facility carry an interest rate computed at the daily prime rate as published in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. If a minimum adjusted quick ratio requirement is satisfied, LIBOR advances are offered at LIBOR plus a spread of 2.75%. Interest is due and payable in arrears monthly for prime rate loans and, for LIBOR rate loans, at the end of an interest period or at each three-month interval if the interest period is greater than three months. During the first quarter of fiscal year 2016, the weighted average interest rate on our outstanding loan was 3.75%.
The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with SVB may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 2% above the applicable interest rate. As of October 2, 2015, we were in compliance with the quarterly financial covenants contained in the SVB Credit Facility.
During the fourth quarter of fiscal 2015, we obtained an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our subsidiary located there. This line of credit provides for $0.3 million in short-term advances at various interest rates, all of which was available as of October 2, 2015. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of October 2, 2015. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.
Note 6. Restructuring Activities
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
The following table summarizes our costs incurred during the first quarter of fiscal 2016, estimated additional costs to be incurred and estimated total costs expected to be incurred as of October 2, 2015 under the Fiscal 2015-2016 Plan:

	Costs Incurred During the Quarter Ended	Cumulative Costs Incurred Through October 2, 2015	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
	October 2, 2015
	(In millions)
Severance and benefits	$0.1	$2.9	$1.3	$4.2
Facilities and other	(0.1)	0.5	0.3	0.8
Total for Fiscal 2015-2016 Plan	$—	$3.4	$1.6	$5.0
During the first quarter of fiscal 2016, we recorded $0.1 million in severance and related benefits costs and a $0.1 million adjustment to the accrual on Slovenia government fund repayment related to workforce reduction. We intend to substantially complete the remaining restructuring activities under the Fiscal 2015-2016 Plan by the end of fiscal 2016.

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
The following table summarizes our costs incurred during the first quarter of fiscal 2016 and 2015, estimated additional costs to be incurred and estimated total costs expected to be incurred as of October 2, 2015 under the Fiscal 2014-2015 Plan:

	Costs Incurred During the Quarter Ended		Cumulative Costs Incurred Through October 2, 2015	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
	October 2, 2015	September 26, 2014
	(In millions)
Severance and benefits	$—	$0.3	$5.4	$—	$5.4
Facilities and other	—	1.3	1.8	0.3	2.1
Total for Fiscal 2014-2015 Plan	$—	$1.6	$7.2	$0.3	$7.5
We have substantially completed the restructuring activities under the Fiscal 2014-2015 Plan as of the end of fiscal 2015. The remaining additional costs to be incurred under the Fiscal 2014-2015 Plan primarily included our facility costs related to the cease-to-use space at our Santa Clara, California headquarters through the remaining lease term.
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
The following table summarizes our costs incurred during the first quarter of fiscal 2016 and 2015, estimated additional costs to be incurred and estimated total costs expected to be incurred as of October 2, 2015 under the Fiscal 2013-2014 Plan:

	Costs Incurred During the Quarter Ended		Cumulative Costs Incurred Through October 2, 2015	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
	October 2, 2015	September 26, 2014
	(In millions)
Severance and benefits	$—	$(0.1)	$2.8	$—	$2.8
Facilities and other	—	—	4.4	0.6	5.0
Total for Fiscal 2013-2014 Plan	$—	$(0.1)	$7.2	$0.6	$7.8
We have substantially completed the restructuring activities under the Fiscal 2013-2014 Plan as of fiscal 2014. The remaining additional costs to be incurred under the Fiscal 2013-2014 Plan primarily included our facility charges related to the cease-to-use space at our Santa Clara, California headquarters through the remaining lease term.
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

The information in the following table summarizes the changes in our restructuring liabilities during the first quarter of fiscal 2016:

	Severance and Benefits	Facilities and Other	Total
	(In millions)
Restructuring liabilities as of July 3, 2015	$0.8	$3.7	$4.5
Provision and adjustments related to Fiscal 2015-2016 Plan	0.1	(0.1)	—
Cash payments	(0.6)	(0.4)	(1.0)
Restructuring liabilities as of October 2, 2015	$0.3	$3.2	$3.5
Current portion of restructuring liabilities			$3.0
Long-term portion of restructuring liabilities included in other long-term liabilities			$0.5
Note 7. Stockholders’ Equity
2007 Stock Equity Plan and Activities
As of October 2, 2015, we had one stock incentive plan for our employees and nonemployee directors, the 2007 Stock Equity Plan, as amended and restated effective November 17, 2011 (the “2007 Stock Plan”). The 2007 Stock Plan provides for accelerated vesting of certain share-based awards if there is a change in control of the Company. The 2007 Stock Plan also provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units. As of October 2, 2015, we have various incentive programs under the 2007 Stock Plan, including annual and long-term incentive programs (“AIP” or “LTIP”) and a global equity program (“GEP”).
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
Restricted stock is not transferable until vested and the restrictions lapse upon the achievement of continued employment or service over a specified time period. Restricted stock issued to employees generally vests on one of three vesting schedules: (1) one-third annually over a three-year period from the date of grant; (2) 25% annually over a four-year period from the date of grant; or (3) in full three years after the date of grant. Restricted stock issued to directors annually and generally vests on the day before the annual stockholders’ meeting.
Vesting of performance shares under our AIP, LTIP or GEP is subject to financial performance criteria including revenue, operating income, or cash flow targets for the periods as defined in the programs and continued employment through the end of the applicable period.
During the first quarter of fiscal 2016, we canceled 803,210 shares of performance unit due to the related financial performance criteria not being satisfied. We also canceled options to purchase 151,770 shares of our common stock due to employee terminations. There were no share-based awards granted under our 2007 Stock Plan during the first quarter of fiscal 2016.
We issue new shares of our common stock to our employees upon the exercise of stock options, vesting of restricted stock awards and units or vesting of performance share awards and units. All awards that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2007 Stock Plan and made available for future grants. Shares of our common stock remaining available for future issuance under the 2007 Stock Plan totaled 2,578,564 as of October 2, 2015.

Share-Based Compensation
Total compensation expense for share-based awards included in our condensed consolidated statements of operations for the first quarter and first three quarters of fiscal 2016 and 2015 was as follows:

	Quarter Ended
(In millions)	October 2, 2015	September 26, 2014
By Expense Category:
Cost of revenues	$0.1	$0.1
Research and development	—	—
Selling and administrative	0.4	0.5
Total share-based compensation expense	$0.5	$0.6
By Types of Award:
Options	$0.3	$0.5
Restricted stock awards and units	0.2	0.1
Total share-based compensation expense	$0.5	$0.6
Compensation expense for an award with only service conditions is recognized over the requisite service period, which is usually the vesting period of the award. For an award that has a graded vesting schedule, compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. The amount of compensation cost recognized at any date must at least equal the portion of the grant-date value of the award that is vested at that date. As of October 2, 2015, there was $2.9 million of total unrecognized compensation expense related to nonvested share-based awards granted under our 2007 Stock Plan. This expense is expected to be recognized over a weighted average period of 1.87 years.
The fair value of each option grant under our 2007 Stock Plan was estimated using the Black-Scholes option pricing model on the date of grant. A summary of the significant weighted average assumptions we used in the Black-Scholes valuation model is as follows:

	Quarter Ended
	October 2, 2015	September 26, 2014
Expected dividends	N/A	—%
Expected volatility	N/A	53.3%
Risk-free interest rate	N/A	1.35%
Expected term (years)	N/A	3.81
Weighted average grant date fair value per share granted	N/A	$0.51
Note 8. Segment and Geographic Information
We operate in one reportable business segment: the design, manufacturing and sale of a range of wireless networking products, solutions and services. We conduct business globally and our sales and support activities are managed on a geographic basis. Our Chief Executive Officer is our Chief Operating Decision Maker (the “CODM”).

We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for the first quarter of fiscal 2016 and 2015 were as follows:

	Quarter Ended
(In millions)	October 2, 2015	September 26, 2014
North America	$35.2	$38.6
Africa and Middle East	27.3	24.6
Europe and Russia	6.5	8.2
Latin America and Asia Pacific	10.6	11.0
Total Revenue	$79.6	$82.4
During the first quarter of fiscal 2016 and 2015, we had one international customer in Africa (Mobile Telephone Networks Group or “MTN Group”) that accounted for more than 10% of our total revenue. MTN Group also accounted for more than 10% of our accounts receivable at October 2, 2015 and July 3, 2015. We have entered into separate and distinct contracts with MTN Group as well as separate arrangements with various MTN Group subsidiaries. The loss of all business from the MTN Group could adversely affect our results of operations, cash flows and financial position.
Note 9. Divestiture
In March 2011, our board of directors approved a plan for the sale of our WiMAX business. On September 2, 2011, we sold to EION Networks, Inc. (“EION”) our WiMAX business and related assets consisting of certain technology, inventory and equipment. As consideration for the sale of assets, EION agreed to pay us $0.4 million in cash and up to $2.8 million in additional cash payments contingent upon specific factors related to future WiMAX business performance. We received $0.1 million in total of such contingent payments through June 27, 2014, and did not expect any further payments from EION. In addition, EION is entitled to receive cash payments up to $2.0 million upon collection of certain WiMAX accounts receivable. As of September 26, 2014, we made $1.6 million in total of such payments to EION and wrote-off the remaining $0.4 million balance resulting from the write-downs of the corresponding WiMAX accounts receivable,;as such, our accrued liabilities related to the disposition of WiMAX business were reduced to zero.
In the third quarter of fiscal 2011, we began accounting for the WiMAX business as a discontinued operation and, therefore, the operating results of our WiMAX business were included in discontinued operations in our condensed consolidated financial statements for all periods presented. The income recognized in the first quarter of fiscal 2016 was primarily due to recovery of certain WiMAX customer receivables that were previously written down. Summary results of operations for the WiMAX business were as follows:

	Quarter Ended
	October 2, 2015	September 26, 2014
	(In millions)
Revenues	$—	$—
Income from operations related to WiMAX	$0.4	$0.1
Gain on disposal	—	0.1
Income taxes	(0.1)	—
Income from discontinued operations	$0.3	$0.2
Note 10. Income Taxes
Our effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where we cannot recognize tax benefits on current losses. During interim periods, we accrue tax expenses for foreign jurisdictions that are anticipated to be profitable for fiscal 2016.

The determination of our provision for the first quarter of fiscal 2016 and 2015 was based on our estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. The tax expense for the first quarter of fiscal 2016 was primarily attributable to tax expense related to profitable foreign subsidiaries.
We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Singapore and Nigeria. The earliest years that are open and subject to potential audits for these jurisdictions are as follows: U.S. — 2003; Singapore — 2006; and Nigeria — 2011.
We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign and state income taxes. Such interest expense we accrued for was not material for the first quarter of fiscal 2016 and fiscal 2015.
Note 11. Commitments and Contingencies
Operating Lease Commitments
We lease office and manufacturing facilities under non-cancelable operating leases expiring at various dates through April 2020. We lease approximately 129,000 square feet of office space in Santa Clara, California as our corporate headquarters. Beginning in the first quarter of fiscal 2015, approximately three-fourths of our Santa Clara headquarters building was vacated and made available for sublease. As of October 2, 2015, future minimum lease payments for our headquarters totaled $12.2 million.
As of October 2, 2015, our future minimum lease payments under all non-cancelable operating leases with an initial lease term in excess of one year were as follows:

Fiscal Years Ending in June	Amounts
(In millions)
2016 (three quarters remaining)	$3.8
2017	3.2
2018	2.7
2019	2.8
2020	2.3
Total	$14.8
These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We sublease a portion of our facilities to third parties and total minimum rentals to be received in the future under our non-cancelable subleases were $0.1 million as of October 2, 2015.
Rental expense for operating leases, including rentals on a month-to-month basis, was as follows:

	Quarter Ended
	October 2, 2015	September 26, 2014
	(In millions)
Rent expense	$1.4	$1.8
Purchase Orders and Other Commitments
From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf, in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of October 2, 2015, we had outstanding purchase obligations with our suppliers or contract manufacturers of $26.4 million. In addition, we had contractual obligations of approximately $1.0 million associated with a major service agreement as of October 2, 2015.

Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of October 2, 2015, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of October 2, 2015, we had commercial commitments of $17.0 million outstanding that were not recorded in our condensed consolidated balance sheets. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid on the performance guarantees.
Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our software products infringe the intellectual property rights of a third party. As of October 2, 2015, we have not received any notice that any customer is subject to an infringement claim arising from the use of our software products; we have not received any request to defend any customers from infringement claims arising from the use of our software products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our software products. Because the outcome of infringement disputes is related to the specific facts of each case, and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of October 2, 2015, we had not recorded any liabilities related to these indemnifications.
Legal Proceedings
From time to time, we may be involved in various legal claims and litigation that arise in the normal course of our operations. We are aggressively defending all current litigation matters. Although there can be no assurances and the outcome of these matters is not determinable, we currently believe that none of these claims or proceedings are likely to have a material adverse effect on our financial position. There are many uncertainties associated with any litigations and these matters or other third-party claims against us may cause us to incur costly litigation and/or substantial settlement charges. As a result, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, if any.
We record accruals for our outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, at least on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. We have not recorded any accrual for loss contingencies associated with any such legal claims or litigation discussed above.
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
These forward-looking statements are based on estimates reflecting the current beliefs of the senior management of the Company. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to, the following:

•	material weaknesses identified in our system of internal control and associated remediation efforts and investments and other actions needed to remedy those material weaknesses;

•	continued price and margin erosion as a result of increased competition in the microwave transmission industry;

•	the impact of the volume, timing and customer, product and geographic mix of our product orders;

•	our ability to meet financial covenant requirements, which could impact, among other things, our liquidity;

•	our ability to meet projected new product development dates or anticipated cost reductions of new products;

•	our suppliers’ inability to perform and deliver on time as a result of their financial condition, component shortages or other supply chain constraints;

•	customer acceptance of new products;

•	the ability of our subcontractors to timely perform;

•	continued weakness in the global economy affecting customer spending;

•	retention of our key personnel;

•	our ability to manage and maintain key customer relationships;

•	uncertain economic conditions in the telecommunications sector combined with operator and supplier consolidation;

•	the timing of our receipt of payment for products or services from our customers;

•	our failure to protect our intellectual property rights or defend against intellectual property infringement claims by others;

•	the results of our restructuring efforts;

•	the effects of currency and interest rate risks; and

•	the impact of political turmoil in countries where we have significant business.

Other factors besides those listed here also could adversely affect us. See “Item 1A. Risk Factors” in our fiscal 2015 Annual Report on Form 10-K for more information regarding factors that may cause our results to differ materially from those expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q.
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
Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2015 and 2016 Results
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes. In the discussion below, our fiscal year ending July 1, 2016 is referred to as “fiscal 2016” or “2016” and fiscal year ended July 3, 2015 is referred to as “fiscal 2015” or “2015”.
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

Operations Review
The market for mobile backhaul continues to be our primary addressable market segment and, over the long term, the demand for increasing the backhaul capacity in our customers’ networks continues to grow. In North America we supported long-term evolution (“LTE”) deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. Internationally, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of some large 3G deployments, and the emergence of early stage LTE deployments. Our position continues to be to support our customers for LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. We continue to find that our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. However, as disclosed above and in the “Risk Factors” section in Item 1A of our fiscal 2015 Annual Report on Form 10-K, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we service.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and Middle East, (2) Europe and Russia, and (3) Latin America and Asia Pacific. Revenue by region for the first quarter of fiscal 2016 and 2015 and the related changes were shown in the table below:

	Quarter Ended
(In millions, except percentages)	October 2, 2015	September 26, 2014	$ Change	% Change
North America	$35.2	$38.6	$(3.4)	(8.8)%
Africa and Middle East	27.3	24.6	2.7	11.0%
Europe and Russia	6.5	8.2	(1.7)	(20.7)%
Latin America and Asia Pacific	10.6	11.0	(0.4)	(3.6)%
Total Revenue	$79.6	$82.4	$(2.8)	(3.4)%
Our revenue in North America was down $3.4 million, or 8.8%, during the first quarter of fiscal 2016 compared with the same quarter of fiscal 2015. The revenue reduction was from reduced sales to wireless operator customers and a small decrease in sales to government and utility markets.
Our revenue in Africa and Middle East increased $2.7 million, or 11.0%, for the first quarter of fiscal 2016 compared with the same quarter of fiscal 2015. The increase in revenue came from sales to several customers in the Middle East in the quarter.
Revenue in Europe and Russia decreased $1.7 million, or 20.7%, for the first quarter of fiscal 2016 compared with the same quarter of fiscal 2015. We have observed some reduction in customer spending in this region due to the devaluation of the Euro relative to the U.S. dollar over the past months.
Revenue in Latin America and Asia Pacific decreased $0.4 million, or 3.6%, during the first quarter of fiscal 2016 compared with the same quarter in fiscal 2015. The decrease was primarily due to fewer deliveries to a large customer in Asia Pacific in the quarter compared with the same quarter in previous year, which was offset in part by an increase in sales to a large customer in Latin America.

	Quarter Ended
(In millions, except percentages)	October 2, 2015	September 26, 2014	$ Change	% Change
Product sales	$53.7	$55.9	$(2.2)	(3.9)%
Services	25.9	26.5	(0.6)	(2.3)%
Total Revenue	$79.6	$82.4	$(2.8)	(3.4)%

Our revenue from product sales decreased $2.2 million, or 3.9%, for the first quarter of fiscal 2016 compared with the same quarter in fiscal 2015. The decrease came primarily from lower sales volumes in North America, Europe and Asia Pacific, offset in part by increased product sales in Africa and Latin America. Our services revenue decreased by $0.6 million, or 2.3%, during the first quarter of fiscal 2016 compared with the same quarter of fiscal 2015, due primarily to reduced service activities in Middle East Africa and Europe, offset in part by increased service sales in North America.
During the first quarter of fiscal 2016 and 2015, the MTN Group in Africa accounted for more than 10% of our total revenue. We have entered into separate and distinct contracts with MTN Group as well as separate arrangements with various MTN Group subsidiaries. The loss of all business from the MTN Group could adversely affect our results of operations, cash flows and financial position.
Gross Margin

	Quarter Ended
(In millions, except percentages)	October 2, 2015	September 26, 2014	$ Change	% Change
Revenue	$79.6	$82.4	$(2.8)	(3.4)%
Cost of revenue	58.6	60.4	(1.8)	(3.0)%
Gross margin	$21.0	$22.0	$(1.0)	(4.5)%
% of revenue	26.4%	26.7%
Product margin %	30.7%	25.9%
Service margin %	17.4%	28.3%
Gross margin for the first quarter of fiscal 2016 decreased by $1.0 million, or 4.5%, compared with the same quarter in fiscal 2015. The decrease in gross margin came from lower margins on sales in Africa and North America. This decrease was offset in part by reduced supply chain costs in the quarter compared with the same quarter in previous year.
Gross margin as a percentage of revenue decreased slightly in the first quarter of fiscal 2016 compared with the same quarter of fiscal 2015, primarily due to lower gross margin rates in Africa and North America, partially offset by reductions in supply chain expenses. Product margin as a percentage of product revenue increased over the prior year quarter primarily due to reduced supply chain costs, partially offset by a decline in product profitability resulting from price declines and product mix differences in Africa and Asia Pacific. Service margin as a percentage of service revenue declined primarily due to a less profitable service business in North America and Africa.
Research and Development Expenses

	Quarter Ended
(In millions, except percentages)	October 2, 2015	September 26, 2014	$ Change	% Change
Research and development	$5.5	$6.6	$(1.1)	(16.7)%
% of revenue	6.9%	8.0%
Our research and development (“R&D”) expenses decreased $1.1 million, or 16.7%, in the first quarter of fiscal 2016 compared with the same quarter in fiscal 2015. The decrease was primarily due to a $1.4 million reduction in personnel and related expenses and a $0.3 million decrease in facility expense as a result of the restructuring programs we implemented, partially offset by a $0.6 million increase in product development costs. We continue to invest in new product features, new functionality and lower cost platforms that we believe will enable our product lines to retain their technology leads in a cost effective manner.

Selling and Administrative Expenses

	Quarter Ended
(In millions, except percentages)	October 2, 2015	September 26, 2014	$ Change	% Change
Selling and administrative	$17.1	$19.2	$(2.1)	(10.9)%
% of revenue	21.5%	23.3%
Our selling and administrative expenses declined $2.1 million, or 10.9%, in the first quarter of fiscal 2016 compared with the same quarter in fiscal 2015. The decrease was primarily due to a $1.4 million decrease in personnel and related expenses as a result of the restructuring programs we implemented, a $1.0 million decrease in professional fees related to patent expense and audit fees and a $0.1 million decrease in stock based compensation, partially offset by a $0.3 million increase in agent commissions for project wins and a $0.3 million increase in IT and facility expenses. We will continue to seek ways to improve our operating efficiency.
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
Our restructuring charges by plan for the first quarter of fiscal 2016 and 2015 were summarized in the table below:

	Quarter Ended
(In millions, except percentages)	October 2, 2015	September 26, 2014	$ Change	% Change
Restructuring charges	$—	$1.5	$(1.5)	(100.0)%
By Plan:
Fiscal 2015-2016 Plan	$—	$—	$—
Fiscal 2014-2015 Plan	$—	$1.6	$(1.6)
Fiscal 2013-2014 Plan	$—	$(0.1)	$0.1
Our restructuring expenses consisted primarily of severance and related benefit charges and facilities costs related to obligations under non-cancelable leases for facilities that we ceased to use. There were insignificant restructuring activities in the first quarter of fiscal 2016.
Restructuring charges for the first quarter of fiscal 2015 included a $1.3 million facilities charge related to ceasing to use a portion of our Santa Clara headquarters building and a $0.2 million employee termination charge.
As of October 2, 2015, we have substantially completed our activities under the Fiscal 2014-2015 Plan and Fiscal 2013-2014 Plan, and intend to complete the remaining restructuring activities under the Fiscal 2015-2016 Plan by the end of fiscal 2016.

Interest Income and Interest Expense

	Quarter Ended
(In millions)	October 2, 2015	September 26, 2014
Interest income	$0.1	$0.1
Interest expense	$—	$(0.1)
Interest income reflected interest earned on our cash equivalents which were comprised of money market funds and certificates of deposit.
Interest expense was primarily related to interest associated with borrowings and term loan under the SVB Credit Facility and discounts on customer letters of credit.
Income Taxes

	Quarter Ended
(In millions, except percentages)	October 2, 2015	September 26, 2014	$ Change
Loss from continuing operations before income taxes	$(1.5)	$(5.4)	$3.9
Provision for income taxes	$—	$0.3	$(0.3)
% of loss from continuing operations before income taxes	—%	(5.6)%
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
Income from Discontinued Operations

	Quarter Ended
(In millions)	October 2, 2015	September 26, 2014	$ Change
Income from discontinued operations, net of tax	$0.3	$0.2	$0.1
Our discontinued operations consist of the WiMAX business, which was sold to EION on September 2, 2011. We completed the business transition with EION in fiscal 2012. The income recognized in the first quarter of fiscal 2016 and fiscal 2015 were primarily due to recovery of certain WiMAX customer receivables that were previously written down. The income recognized in the first quarter of fiscal 2015 also included a $0.1 million write-off of accrued liabilities due to EION.
Liquidity and Capital Resources
Sources of Cash
As of October 2, 2015, our total cash and cash equivalents were $35.8 million. Approximately $13.5 million, or 38%, of our total cash and cash equivalents, was held by entities domiciled in the United States. The remaining balance of $22.3 million, or 62%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries at October 2, 2015, $16.6 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to U.S. taxes which are currently nominal.
As of October 2, 2015, our principal sources of liquidity consisted of the $35.8 million in cash and cash equivalents, $19.4 million of available credit under our $40.0 million SVB Credit Facility which expires on September 26, 2016 and future collections of receivables from customers. As of October 2, 2015, we were in compliance with the financial covenants contained in the SVB Credit Facility. We regularly require letters of credit from some customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically our primary sources of liquidity have been cash flows from operations, credit facilities and cash proceeds from sale of our equity securities. During the first quarter of fiscal 2016, our total cash and cash equivalents increased by $1.1 million primarily due to $1.8 million of cash provided by operating activities, partially offset by $0.4 million of cash used for capital expenditures and $0.3 million effect of exchange rate changes on cash and cash equivalents.
Cash provided by operating activities was $1.8 million in the first quarter of fiscal 2016, primarily due to our net loss of $1.2 million, adjusted by non-cash expense items of $4.2 million, increases in accounts payable and accrued expenses of $3.6 million and in customer advance payments and unearned income of $0.2 million, and decreases in customer service inventories of $0.6 million, partially offset by increases in inventories of $3.0 million, in accounts receivable of $0.8 million and in unbilled costs of $0.1 million and a decrease in income taxes payable of $1.3 million. The increases in accounts payable and accrued expenses were primarily due to the timing of vendor payments. The increase in customer advance payments and unearned income was due to the timing of revenue recognition on several large contracts. The decrease in customer service inventories was primarily due to usage of parts to fulfill warranty obligations. The increase in inventories was primarily due to higher deferred cost of sales associated with higher unearned income on projects and the timing of customer shipments. The increase in accounts receivable was due to the billing during the first quarter of fiscal 2016 exceeding collections. The increase in unbilled costs was due to the timing of billing of projects. The decrease in income taxes payable was due to our payments on income tax liabilities during the quarter. We used $1.0 million in cash during the first quarter of fiscal 2016 on expenses related to restructuring liabilities.
During the remainder of fiscal year 2016, we expect to spend approximately $3.0 million for capital expenditures, primarily on equipment for development and manufacturing of new products and to support customer managed services.
We believe that our existing cash and cash equivalents, the available line of credit under the SVB Credit Facility and future cash collections from customers will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for at least the next 12 months. Our SVB Credit Facility expires on September 26, 2016. While we intend to renew and expect the SVB Credit Facility to be renewed, there can be no assurance that the SVB Credit Facility will be renewed. In addition, there can be no assurance that our business will generate cash flow from operations, we will be in compliance with the quarterly financial covenants contained in the SVB Credit Facility, or that anticipated operational improvements will be achieved. If we are not in compliance with the financial covenants, the availability of our credit facility is not certain or may be diminished. Over the longer term, if we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations that may arise in the future, we may be required to sell assets, reduce capital expenditures, or obtain financing. If we need to obtain additional financing, we cannot be assured that it will be available on favorable terms, or at all. Our ability to make scheduled principal payments or pay interest on or refinance any future indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the microwave communications market and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
Available Credit Facility, Borrowings and Repayment of Debt
On March 28, 2014, we entered into the SVB Credit Facility which was amended subsequently in 2014 providing for the extensions of the deadline for preparing and filing our fiscal 2014 financial statements with the SEC. On February 27, 2015, the SVB Credit Facility was further amended providing for certain amendments to the financial covenants, borrowing base and an early termination fee if the credit facility is terminated prior to its expiration. This agreement amends and restates our First Amended and Restated Loan and Security Agreement, which was entered into on September 27, 2013 and amended providing for certain amendments to the maximum borrowing limit and financial covenants. The SVB Credit Facility expires on September 26, 2016, and our outstanding debt under the SVB Credit Facility was $9.0 million as of October 2, 2015.
The SVB Credit Facility provides for a committed amount of up to $40.0 million, with a $30.0 million sublimit that can be borrowed by our Singapore subsidiary. Borrowings that may be advanced under the SVB Credit Facility at the lesser of $40.0 million or a borrowing base equal to a specified percentage of the value of eligible accounts receivable and U.S. unbilled accounts of the Company, subject to certain reserves and eligibility criteria. The SVB Credit Facility can also be utilized to issue letters of credit. Principal, together with all accrued and unpaid interest, is due and payable on September 26, 2016. If the SVB Credit Facility is terminated by us in certain circumstances prior to its expiration, we are subject to an early termination fee equal to 1% of the revolving line. As of October 2, 2015, available credit under the

SVB Credit Facility was $19.4 million reflecting the calculated borrowing base of $32.5 million less existing borrowings of $9.0 million and outstanding letters of credit of $4.1 million.
Borrowings under the SVB Credit Facility carry an interest rate computed at the daily prime rate as published in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. If a minimum adjusted quick ratio requirement is satisfied, LIBOR advances are offered at LIBOR plus a spread of 2.75%. Interest is due and payable in arrears monthly for prime rate loans and, for LIBOR rate loans, at the end of an interest period or at each three-month interval if the interest period is greater than three months. During the first quarter of fiscal 2016, the weighted average interest rate on our outstanding loan was 3.75%.
The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with SVB may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 2% above the applicable interest rate. As of October 2, 2015, we were in compliance with the quarterly financial covenants contained in the SVB Credit Facility.
Restructuring Payments
We had liabilities for restructuring activities totaling $3.5 million as of October 2, 2015, $3.0 million of which was classified as current liability and expected to be paid out in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.
Contractual Obligations and Commercial Commitments
The amounts disclosed in our fiscal 2015 Annual Report on Form 10-K include our commercial commitments and contractual obligations. During the first quarter of fiscal 2016, no material changes occurred in our contractual obligations to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our fiscal 2015 Annual Report on Form 10-K. Please refer to Note 11, “Commitments and Contingencies” in this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
For information about our critical accounting estimates, see the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2015 Annual Report on Form 10-K.
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
We use foreign exchange forward contracts to hedge forecasted foreign currency transactions relating to forecasted sales and purchase transactions. Prior to the fourth quarter of fiscal 2015, these derivatives were designated as cash flow hedges and were carried at fair value. The effective portion of the gain or loss was initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, was subsequently reclassified into the income or expense line item to which the hedged transaction relates. Beginning the fourth quarter of fiscal 2015, we no longer prepared contemporaneous documentation of hedges. As are result, the foreign exchange hedges no longer qualified as cash flow hedges. The changes in fair value related to the hedges were recorded in the income or expenses line items on our statements of operations. We also enter into foreign exchange forward contracts to mitigate the change in fair value of specific non-functional currency assets and liabilities on the balance sheet. All balance sheet hedges are marked to market through earnings every period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities.
As of October 2, 2015, we had foreign currency forward contracts outstanding with a total notional amount of $6.8 million consisting of 7 different currencies. The following is a summary of the gross notional amount of our outstanding contracts grouped by the underlying foreign currency as of October 2, 2015:

Currency	Notional Contract Amount (Local Currency)	Notional Contract Amount (USD)
	(In millions)
Euro	1.9	$2.1
Republic of South Africa rand	20.4	1.5
Australia dollar	2.1	1.5
Singapore dollar	1.3	0.9
Other currencies	N/A	0.8
Total of all currency forward contracts		$6.8
Net foreign exchange loss recorded in our consolidated statements of operations during the first quarter of fiscal 2016 and 2015 was as follows:

	Quarter Ended
(In millions)	October 2, 2015	September 26, 2014
Foreign exchange gain (loss), net	$0.2	$(0.4)
A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of October 2, 2015 would have an impact of approximately $0.7 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
Certain of our international business was transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars for the first quarter of fiscal 2016, mostly Nigeria Naira and Euro, was $0.8 million and was included as a component of stockholders’ equity. As of October 2, 2015 and July 3, 2015, the cumulative translation adjustment decreased our stockholders’ equity by $9.3 million and $8.5 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our credit facility.
Exposure on Cash Equivalents
We had $35.8 million in total cash and cash equivalents as of October 2, 2015. Cash equivalents totaled $13.9 million as of October 2, 2015 and were comprised of money market funds and certificates of deposit. Cash equivalents have been recorded at fair value on our balance sheet.

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
The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents held as of October 2, 2015 was six days, and these investments had an average yield of 1.71% per annum. A 10% change in interest rates on our cash and cash equivalents is not expected to have a material impact on our financial position, results of operations or cash flows.
Exposure on Borrowings
During the first quarter of fiscal 2016, we had $9.0 million of borrowings outstanding under the SVB Credit Facility that incurred interest at the prime rate plus a spread of 0.50% to 1.50%. During the first quarter of fiscal 2016, our weighted average interest rate was 3.75% and the interest expense on these borrowings was insignificant.
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

In connection with the Company’s assessment of the effectiveness of internal control over financial reporting, the Company identified the following material weaknesses that existed as of July 3, 2015 that continued to exist as of October 2, 2015:

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
The material weaknesses identified by management could result in a material misstatement to our annual or interim financial statements that would not be prevented or detected. Management has concluded that our internal control over financial reporting was not effective as of July 3, 2015 and October 2, 2015, respectively, due to the material weaknesses identified. We reviewed the results of management’s assessment with the Audit Committee of the Company’s Board of Directors.
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
As of October 2, 2015, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon the evaluation and as a result of the material weaknesses described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 2, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurances of achieving their control objectives.
(c) Changes in Internal Control over Financial Reporting
Subsequent to our July 3, 2015 fiscal year end, we began taking a number of actions, including designing and implementing new controls and revising existing controls, in order to remediate the material weaknesses described above. We expect to continue our remediation efforts, including testing of the operating effectiveness of new controls, as described below under “Remedial Actions to Address Material Weaknesses” with respect to the material weaknesses identified during the fiscal year ended July 3, 2015 and provide an update on the status of our remediation activities on a quarterly basis.
There were no changes in our internal control over financial reporting during the quarter ended October 2, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than progress with respect to the implementation of certain remediation efforts, as described below.
(d) Remedial Actions to Address Material Weaknesses
We continue to evaluate the effectiveness of our remediation efforts, including demonstrating that the new or improved controls operate effectively for a reasonable period of time. If appropriate, we expect to make further changes to our internal controls. The following actions have been taken, are in process of being taken or we expect to take as soon as practicable, to strengthen our controls and organizational structure:

•
We are providing additional training to employees whose job functions bear upon our accounting and financial reporting, including members of the sales and operations departments, in order to ensure that our employees develop a greater understanding of the control activities that they perform.

▪
We are enhancing our risk assessment process. With regard to segregation of duty (“SOD”) conflicts associated with our worldwide enterprise resource planning system, we are streamlining and narrowing user system responsibilities in order to reduce the number of SOD conflicts and are developing processes to monitor all remaining SOD conflicts on an ongoing basis. With regard to control design deficiencies, we plan to perform a more robust assessment of risks impacting our accounting and financial reporting and implement new controls or revise existing controls to address such risks.

▪
We are implementing processes to improve monitoring activities involving the review and supervision of our accounting operations. We expect this to involve (i) implementing increased and enhanced balance sheet reviews to allow more focus on quality account reconciliations; (ii) enhancing monitoring over international activities; and (iii) enhancing monitoring of our project accrual balances.

▪
To improve the accuracy of our revenue cut-off procedures, we are expanding the time period over which FOB Destination shipments are reviewed at quarter-end to provide additional assurance that revenue on all shipments made during the cut-off period is recognized in the proper period.

▪
To improve the accuracy of our inventory quantities, we are reviewing (i) our inventory cycle count procedures; (ii) our review and supervision of such procedures; (iii) our controls over consigned inventory locations including procedures to validate inventory quantities held at third-party locations; and (iv) our monitoring activities specifically pertaining to cycle counts to ensure that our cycle count procedures address all relevant risks, are adequately documented and are sufficiently supervised and monitored on an ongoing basis.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
Please refer to Legal Proceedings under Note 11, “Commitments and Contingencies” in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows and financial condition set forth under Item 1A, Risk Factors, in our fiscal 2015 Annual Report on Form 10-K.
We do not believe that there have been any other material additions or changes to the risk factors previously disclosed in our fiscal 2015 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Descriptions

3.2	Amended and Restated Bylaws of Aviat Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 2, 2015, File No. 001-33278)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIAT NETWORKS, INC. (Registrant)
Date: November 12, 2015

By:	/s/ John J. Madigan
John J. Madigan Vice President, Corporate Controller and Principal Accounting Officer (Principal accounting officer and duly authorized officer)

EXHIBIT INDEX
The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Descriptions

3.2	Amended and Restated Bylaws of Aviat Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 2, 2015, File No. 001-33278)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document