Form 10-Q
period 2016-01-01
AVIAT NETWORKS, INC.
filed 2016-02-10
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock as of February 2, 2016 was 63,016,873 shares.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended January 1, 2016

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended		Two Quarters Ended
(In millions, except per share amounts)	January 1, 2016	December 26, 2014	January 1, 2016	December 26, 2014
Revenues:
Revenue from product sales	$44.7	$56.4	$98.4	$112.3
Revenue from services	25.7	34.5	51.6	61.0
Total revenues	70.4	90.9	150.0	173.3
Cost of revenues:
Cost of product sales	33.3	41.5	70.5	82.9
Cost of services	20.7	25.4	42.1	44.4
Total cost of revenues	54.0	66.9	112.6	127.3
Gross margin	16.4	24.0	37.4	46.0
Operating expenses:
Research and development expenses	5.2	6.4	10.7	13.0
Selling and administrative expenses	16.2	21.2	33.3	40.4
Amortization of identifiable intangible assets	—	0.1	—	0.2
Restructuring charges	—	—	—	1.5
Total operating expenses	21.4	27.7	44.0	55.1
Operating loss	(5.0)	(3.7)	(6.6)	(9.1)
Interest income	0.1	0.1	0.2	0.2
Interest expense	(0.1)	(0.2)	(0.1)	(0.3)
Loss from continuing operations before income taxes	(5.0)	(3.8)	(6.5)	(9.2)
Provision for income taxes	0.5	0.6	0.5	0.9
Loss from continuing operations	(5.5)	(4.4)	(7.0)	(10.1)
Income (loss) from discontinued operations, net of tax	—	(0.1)	0.3	0.1
Net loss	(5.5)	(4.5)	(6.7)	(10.0)
Less: Net income attributable to noncontrolling interests, net of tax	0.2	—	0.2	—
Net loss attributable to Aviat Networks	$(5.7)	$(4.5)	$(6.9)	$(10.0)

Amount attributable to Aviat Networks:
Loss from continuing operations, net of tax	$(5.7)	$(4.4)	$(7.2)	$(10.1)
Income (loss) from discontinued operations, net of tax	$—	$(0.1)	$0.3	$0.1

Loss per share attributable to Aviat Networks’ common stockholders, basic and diluted:
Continuing operations	$(0.09)	$(0.07)	$(0.12)	$(0.16)
Discontinued operations	$—	$(0.00)	$0.00	$0.00
Net loss	$(0.09)	$(0.07)	$(0.11)	$(0.16)
Weighted average shares outstanding, basic and diluted	62.8	62.1	62.6	62.1
See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Quarter Ended		Two Quarters Ended
(In millions)	January 1, 2016	December 26, 2014	January 1, 2016	December 26, 2014
Net loss	$(5.5)	$(4.5)	$(6.7)	$(10.0)
Other comprehensive loss:
Change in unrealized gain on cash flow hedges	—	0.1	—	0.2
Net change in unrealized gain on hedging activities	—	0.1	—	0.2
Net change in cumulative translation adjustment	(0.3)	(2.0)	(1.1)	(3.3)
Other comprehensive loss	(0.3)	(1.9)	(1.1)	(3.1)
Comprehensive loss	(5.8)	(6.4)	(7.8)	(13.1)
Comprehensive income attributable to noncontrolling interests, net of tax	0.2	—	0.2	—
Comprehensive loss attributable to Aviat Networks	$(6.0)	$(6.4)	$(8.0)	$(13.1)

See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	January 1, 2016	July 3, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$39.5	$34.7
Accounts receivable, net	76.4	83.5
Unbilled costs	13.2	17.3
Inventories	32.6	32.9
Customer service inventories	4.2	6.2
Deferred income taxes	1.4	1.5
Other current assets	12.1	15.0
Total current assets	179.4	191.1
Property, plant and equipment, net	21.2	24.3
Deferred income taxes	7.2	7.6
Other assets	1.5	1.7
TOTAL ASSETS	$209.3	$224.7
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$9.0	$9.0
Accounts payable	40.4	46.6
Accrued compensation and benefits	6.9	7.5
Other accrued expenses	18.0	19.7
Advance payments and unearned income	36.3	35.8
Deferred income taxes	0.2	0.2
Restructuring liabilities	2.5	3.9
Total current liabilities	113.3	122.7
Unearned income	10.9	9.8
Other long-term liabilities	2.0	2.2
Reserve for uncertain tax positions	1.4	1.4
Deferred income taxes	4.7	4.7
Total liabilities	132.3	140.8
Commitments and contingencies (Note 11)
Equity:
Aviat Networks stockholders’ equity:
Preferred stock	—	—
Common stock	0.6	0.6
Additional paid-in-capital	810.1	809.2
Accumulated deficit	(724.4)	(717.5)
Accumulated other comprehensive loss	(9.6)	(8.5)
Total Aviat Networks stockholders’ equity	76.7	83.8
Noncontrolling interests	0.3	0.1
Total equity	77.0	83.9
TOTAL LIABILITIES AND EQUITY	$209.3	$224.7

See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Two Quarters Ended
(In millions)	January 1, 2016	December 26, 2014
Operating Activities
Net loss	$(6.7)	$(10.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of identifiable intangible assets	—	0.2
Depreciation and amortization of property, plant and equipment	3.4	3.5
Provision for receivables	0.2	0.4
Share-based compensation	0.9	1.0
Deferred income tax benefit (expense)	0.5	(0.1)
Charges for inventory and customer service inventory write-downs	2.6	2.8
Gain on disposition of WiMAX business	—	(0.1)
Loss on disposition of property, plant and equipment, net	0.2	—
Changes in operating assets and liabilities:
Accounts receivables	6.4	(5.7)
Unbilled costs	4.0	(2.6)
Inventories	(3.1)	(0.5)
Customer service inventories	1.3	1.6
Accounts payable	(6.0)	0.6
Accrued expenses	(0.5)	4.6
Advance payments and unearned income	2.8	(1.7)
Income taxes payable or receivable	(0.7)	(0.5)
Other assets and liabilities	1.1	(2.6)
Net cash provided by (used in) operating activities	6.4	(9.1)
Investing Activities
Payments for acquisition of property, plant and equipment	(0.8)	(2.4)
Net cash used in investing activities	(0.8)	(2.4)
Financing Activities
Proceeds from borrowings	18.0	18.0
Repayments of borrowings	(18.0)	(15.0)
Payments on capital lease obligations	—	(0.1)
Net cash provided by financing activities	—	2.9
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(1.5)
Net Increase (Decrease) in Cash and Cash Equivalents	4.8	(10.1)
Cash and Cash Equivalents, Beginning of Period	34.7	48.8
Cash and Cash Equivalents, End of Period	$39.5	$38.7

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of our management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter ended January 1, 2016 (the “second quarter and first two quarters of fiscal 2016”) are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2015.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Significant intercompany transactions and accounts have been eliminated.
We operate on a 52-week or 53-week year ending on the Friday nearest June 30. The first two quarters of fiscal 2016 and fiscal 2015 included 13 weeks in each quarter.
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
Reclassification
During the first quarter of fiscal 2016, we recorded a $1.2 million reclassification to increase long term unearned income and decrease current advance payments and unearned income as of July 3, 2015. This reclassification had no impact on our total assets, total liabilities, results of operations or cash flows and has been included in the previously reported amounts in the table below.
During the second quarter of fiscal 2016, we recorded a $4.7 million reclassification to decrease both accounts receivable and current unearned income in our consolidated balance sheet as of July 3, 2015. This reclassification had no impact on our results of operations. In our consolidated statements of cash flow, the reclassification increased changes in accounts receivables and decreased changes in advance payments and unearned income by $4.7 million; however, the net cash used in operating activities was not impacted by this reclassification. This reclassification was immaterial to the previously issued financial statements; therefore, we revised our consolidated balance sheet for comparative purpose. The following table summarizes the effect of this reclassification on the previously filed consolidated balance sheet as of July 3, 2015:

	Previously Reported	Reclassification Adjustment	Revised
	(In millions)
As of July 3, 2015:
Accounts receivables, net	$88.2	$(4.7)	$83.5
Total current assets	$195.8	$(4.7)	$191.1
Total assets	$229.4	$(4.7)	$224.7

Advance payments and unearned income	$40.5	$(4.7)	$35.8
Total current liabilities	$127.4	$(4.7)	$122.7
Total liabilities	$145.5	$(4.7)	$140.8
Summary of Significant Accounting Policies
There have been no material changes in our significant accounting policies as of and for the first two quarters of fiscal 2016, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 3, 2015.
Recently Issued Accounting Standards
In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance retains the current accounting for classifying and measuring investments in debt securities and loans, but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. The guidance also changes the accounting for investments without a readily determinable fair value and that do not qualify for the practical expedient to estimate fair value. A policy election can be made for these investments whereby estimated fair value may be measured at cost and adjusted in subsequent periods for any impairment or changes in observable prices of identical or similar investments. This ASU is effective for fiscal years beginning after December 15, 2017. We are currently evaluating the impact this guidance will have on our consolidated financial statements and it will become effective for us at the beginning of our first quarter of fiscal 2019.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes, which amends the existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet. The amendments are effective for financial statements issued for the annual periods beginning after December 15, 2016 and interim periods within those annual periods, and may be applied either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the effect of the adoption of the standard will have on our consolidated financial statements and related disclosures.
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
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB deferred the effective date of this ASU from December 15, 2016 to December 15, 2017, with early adoption permitted before annual periods beginning after December 15, 2016. Accordingly, the new standard is effective for us beginning in our fiscal year 2019. The principles may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently evaluating the transition methods and the effect that this ASU will have on our consolidated financial statements and related disclosures.
Note 2. Net Loss Per Share of Common Stock
We compute net loss per share attributable to our common stockholders using the two-class method. Basic net loss per share is computed using the weighted average number of common shares and participating securities outstanding during the period. Our unvested restricted shares contain rights to receive non-forfeitable dividends and therefore are considered to be participating securities and would be included in the calculations of net income per basic and diluted common share. However, we incurred a net loss in all periods presented. Undistributed losses are not allocated to unvested restricted shares due to the fact that the unvested restricted shares are not contractually obligated to share the losses of the company.
As we incurred a net loss for all periods presented, the effect of outstanding stock options, restricted stocks and units and performance shares and units were anti-dilutive and therefore were excluded from the diluted net loss per share calculations. The following table summarizes the potential shares of common stock that were excluded from the diluted net loss per share calculations:

	January 1, 2016	December 26, 2014
	(In millions)
Stock options	6.9	7.0
Restricted stocks and units and performance shares and units	3.9	0.2
Total potential shares of common stock excluded	10.8	7.2

Note 3. Balance Sheet Components
Accounts Receivable, net
Our net accounts receivable as of January 1, 2016 and July 3, 2015 was as follows:

	January 1, 2016	July 3, 2015
	(In millions)
Accounts receivable	$82.9	$90.2
Less allowances for collection losses	(6.5)	(6.7)
	$76.4	$83.5
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

	Quarter Ended		Two Quarters Ended
	January 1, 2016	December 26, 2014	January 1, 2016	December 26, 2014
	(In millions)
Customer letters of credit being discounted	$15.8	$7.8	$18.5	$7.8
Interest expense	$0.1	$0.1	$0.1	$0.1
Inventories
Our inventories as of January 1, 2016 and July 3, 2015 were as follows:

	January 1, 2016	July 3, 2015
	(In millions)
Finished products	$21.5	$21.1
Work in process	3.3	3.8
Raw materials and supplies	7.8	8.0
	$32.6	$32.9
Deferred cost of revenue included within finished goods	$3.0	$2.2
Consigned inventories included within raw materials	$7.3	$6.8
We recorded charges to adjust our inventory and customer service inventory to the lower of cost or market. These charges were primarily due to excess and obsolete inventory resulting from product transitioning and discontinuance. During the first two quarters of fiscal 2016 and 2015, such charges incurred were classified in cost of product sales as follows:

	Quarter Ended		Two Quarters Ended
	January 1, 2016	December 26, 2014	January 1, 2016	December 26, 2014
	(In millions, except percentages)
Excess and obsolete inventory charges	$1.0	$0.9	$1.9	$1.9
Customer service inventory write-downs	0.4	0.3	0.7	0.9
	$1.4	$1.2	$2.6	$2.8
As % of revenue	2.0%	1.3%	1.7%	1.6%

Property, Plant and Equipment, net
Our property, plant and equipment, net as of January 1, 2016 and July 3, 2015 were as follows:

	January 1, 2016	July 3, 2015
	(In millions)
Land	$0.7	$0.7
Buildings and leasehold improvements	9.7	9.7
Software	13.6	13.6
Machinery and equipment	45.3	45.2
	69.3	69.2
Less accumulated depreciation and amortization	(48.1)	(44.9)
	$21.2	$24.3
Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was as follows:

	Quarter Ended		Two Quarters Ended
	January 1, 2016	December 26, 2014	January 1, 2016	December 26, 2014
	(In millions)
Depreciation and amortization	$1.7	$1.9	$3.4	$3.5
Accrued Warranties
We accrue for the estimated cost to repair or replace products under warranty at the time of sale. Changes in our warranty liability, which is included as a component of other accrued expenses in the condensed consolidated balance sheets, during the first two quarters of fiscal 2016 and 2015 were as follows:

	Two Quarters Ended
	January 1, 2016	December 26, 2014
	(In millions)
Balance as of the beginning of the fiscal year	$4.2	$3.8
Warranty provision recorded during the period	2.4	2.6
Consumption during the period	(1.8)	(2.7)
Balance as of the end of the period	$4.8	$3.7
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

The carrying amounts, estimated fair values and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of January 1, 2016 and July 3, 2015 were as follows:

	January 1, 2016		July 3, 2015		Valuation Inputs
	Cost	Fair Value	Cost	Fair Value
	(In millions)
Assets:
Cash equivalents:
Money market funds	$14.0	$14.0	$12.5	$12.5	Level 1
Bank certificates of deposit	$0.3	$0.3	$0.6	$0.6	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items include shares in money market funds purchased from two major financial institutions. As of January 1, 2016 and July 3, 2015, these money market shares were valued at $1.00 net asset value per share by these financial institutions.
We classify items in Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources are available with reasonable levels of price transparency. Our bank certificates of deposit and foreign exchange forward contracts are classified within Level 2. Foreign currency forward contracts are measured at fair value using observable foreign currency exchange rates. The assets and liabilities related to our foreign currency forward contracts were not material as of January 1, 2016 and July 3, 2015. The changes in fair value related to our foreign currency forward contracts were recorded in cost of revenues on our statements of operations.
As of January 1, 2016 and July 3, 2015, we did not have any assets or liabilities that were valued using Level 3 inputs.
Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first two quarters of fiscal 2016 and 2015, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.
Note 5. Credit Facility and Debt
On March 28, 2014, we entered into a Second Amended and Restated Loan Agreement with Silicon Valley Bank, which has been subsequently amended (the “SVB Credit Facility”). The SVB Credit Facility expires on September 26, 2016 and has a maximum borrowing capacity of $40.0 million, with a $30 million sublimit that can be borrowed by our Singapore subsidiary. Borrowings that may be advanced under the SVB Credit Facility at the lesser of $40.0 million or a borrowing base equal to a specified percentage of the value of eligible accounts receivable and U.S. unbilled accounts of the Company, subject to certain reserves and eligibility criteria. Our outstanding debt under the SVB Credit Facility was $9.0 million as of January 1, 2016. The SVB Credit Facility carries an interest rate computed at the daily prime rate as published in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. During the first two quarters of fiscal year 2016, the weighted average interest rate on our outstanding loan was 3.86%. As of January 1, 2016, available credit under the SVB Credit Facility was $11.3 million reflecting the calculated borrowing base of $27.4 million less existing borrowings of $9.0 million and outstanding letters of credit of $7.1 million. The borrowing base was computed at 65% of eligible accounts receivable and 50% of eligible unbilled accounts receivable as of January 1, 2016.
The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with SVB may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 2% above the applicable interest rate. As of January 1, 2016, we were in compliance with the quarterly financial covenants contained in the SVB Credit Facility.

In addition, we have an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our subsidiary located there. This line of credit provides for $0.3 million in short-term advances at various interest rates, all of which was available as of January 1, 2016. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of January 1, 2016. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.
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
The following table summarizes our costs incurred during the second quarter and first two quarters of fiscal 2016, estimated additional costs to be incurred and estimated total costs expected to be incurred as of January 1, 2016 under the Fiscal 2015-2016 Plan:

	Costs Incurred During Quarter Ended		Costs Incurred During the Two Quarters Ended		Cumulative Costs Incurred Through January 1, 2016	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
	January 1, 2016	December 26, 2014	January 1, 2016	December 26, 2014
	(In millions)
Severance and benefits	$—	$—	$0.1	$—	$2.9	$1.3	$4.2
Facilities and other	—	—	(0.1)	—	0.5	0.3	0.8
Total for Fiscal 2015-2016 Plan	$—	$—	$—	$—	$3.4	$1.6	$5.0
During the first two quarters of fiscal 2016, we recorded $0.1 million in severance and related benefits costs and a $0.1 million adjustment to the accrual on Slovenia government fund repayment related to workforce reduction. We intend to substantially complete the remaining restructuring activities under the Fiscal 2015-2016 Plan by the end of fiscal 2016.
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
The following table summarizes our costs incurred during the second quarter and first two quarters of fiscal 2016 and 2015, estimated additional costs to be incurred and estimated total costs expected to be incurred as of January 1, 2016 under the Fiscal 2014-2015 Plan:

	Costs Incurred During Quarter Ended		Costs Incurred During the Two Quarters Ended		Cumulative Costs Incurred Through January 1, 2016	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
	January 1, 2016	December 26, 2014	January 1, 2016	December 26, 2014
	(In millions)
Severance and benefits	$—	$(0.2)	$—	$0.1	$5.4	$—	$5.4
Facilities and other	—	0.1	—	1.4	1.8	0.3	2.1
Total for Fiscal 2014-2015 Plan	$—	$(0.1)	$—	$1.5	$7.2	$0.3	$7.5

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
The following table summarizes our costs incurred during the second quarter and first two quarters of fiscal 2016 and 2015, estimated additional costs to be incurred and estimated total costs expected to be incurred as of January 1, 2016 under the Fiscal 2013-2014 Plan:

	Costs Incurred During Quarter Ended		Costs Incurred During the Two Quarters Ended		Cumulative Costs Incurred Through January 1, 2016	Estimated Additional Costs to be Incurred	Total Restructuring Costs Expected to be Incurred
	January 1, 2016	December 26, 2014	January 1, 2016	December 26, 2014
	(In millions)
Severance and benefits	$—	$—	$—	$(0.1)	$2.8	$—	$2.8
Facilities and other	—	0.1	—	0.1	4.4	0.6	5.0
Total for Fiscal 2013-2014 Plan	$—	$0.1	$—	$—	$7.2	$0.6	$7.8
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
The information in the following table summarizes the changes in our restructuring liabilities during the first two quarters of fiscal 2016:

	Severance and Benefits	Facilities and Other	Total
	(In millions)
Restructuring liabilities as of July 3, 2015	$0.8	$3.7	$4.5
Provision and adjustments related to Fiscal 2015-2016 Plan	0.1	(0.1)	—
Cash payments	(0.7)	(0.8)	(1.5)
Restructuring liabilities as of January 1, 2016	$0.2	$2.8	$3.0
Current portion of restructuring liabilities			$2.5
Long-term portion of restructuring liabilities included in other long-term liabilities			$0.5

Note 7. Stockholders’ Equity
2007 Stock Equity Plan and Activities
We have one stock incentive plan for our employees and nonemployee directors, the 2007 Stock Equity Plan, as amended and restated effective November 13, 2015 (the “2007 Stock Plan”). As of January 1, 2016, we have various incentive programs under the 2007 Stock Plan, including annual and long-term incentive programs (“AIP” or “LTIP”) and a global equity program (“GEP”). The Company is authorized to issue up to 26.9 million shares of common stock under the 2007 Stock Plan.
During the first two quarters of fiscal 2016, we awarded 1,831,158 performance stock units and 1,681,335  restricted stock units associated with our fiscal 2016 LTIP under the 2007 Stock Plan. For the market-based performance stock units, the performance criteria are based on multiple target closing prices of the Company’s common stock for the fiscal years ending 2016, 2017 and 2018. Once the shares are earned for fiscal years ending 2016 and 2017, they will be vested on the last day of fiscal 2018. For the shares earned for the fiscal year ending 2018, they will be vested on the date that the Compensation Committee certifies achievement of the performance metrics. Vesting of these shares is dependent on continuous employment with us through the date the performance metric is achieved.
During the first two quarters of fiscal 2016, we cancelled 803,210 performance stock units due to the performance criteria not being achieved. We also cancelled 44,307 performance stock units, 79,284 share of restricted stock unit, and options to purchase 312,256 shares of our common stock due to employee terminations.
We issue new shares of our common stock to our employees upon the exercise of stock options, vesting of restricted stock awards and units or vesting of performance share awards and units. All awards that are cancelled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2007 Stock Plan and made available for future grants. Shares of our common stock remaining available for future issuance under the 2007 Stock Plan totaled 8,133,305 as of January 1, 2016.
Share-Based Compensation
Total compensation expense for share-based awards included in our condensed consolidated statements of operations for the second quarter and first two quarters of fiscal 2016 and 2015 was as follows:

	Quarter Ended		Two Quarters Ended
(In millions)	January 1, 2016	December 26, 2014	January 1, 2016	December 26, 2014
By Expense Category:
Cost of revenues	$—	$—	$0.1	$0.1
Research and development	0.1	—	0.1	—
Selling and administrative	0.3	0.4	0.7	0.9
Total share-based compensation expense	$0.4	$0.4	$0.9	$1.0
By Types of Award:
Options	$0.2	$0.3	$0.5	$0.8
Restricted and performance stock awards and units	0.2	0.1	0.4	0.2
Total share-based compensation expense	$0.4	$0.4	$0.9	$1.0
As of January 1, 2016, there was $3.2 million of total unrecognized compensation expense related to unvested share-based awards granted under our 2007 Stock Plan. This expense is expected to be recognized over a weighted average period of 2.46 years.
The fair value of each option grant under our 2007 Stock Plan was estimated using the Black-Scholes option pricing model on the date of grant. A summary of the significant weighted average assumptions we used in the Black-Scholes valuation model is as follows:

	Quarter Ended		Two Quarters Ended
	January 1, 2016	December 26, 2014	January 1, 2016	December 26, 2014
Expected dividends	N/A	N/A	N/A	—%
Expected volatility	N/A	N/A	N/A	53.3%
Risk-free interest rate	N/A	N/A	N/A	1.35%
Expected term (years)	N/A	N/A	N/A	3.81
Weighted average grant date fair value per share granted	N/A	N/A	N/A	$0.51
The fair value of each performance stock unit with market condition was estimated using a Monte-Carlo simulation model. A summary of the significant weighted average assumptions we used in the Monte Carlo simulation model is as follows:

	Quarter Ended		Two Quarters Ended
	January 1, 2016	December 26, 2014	January 1, 2016	December 26, 2014
Expected dividends	—%	N/A	—%	N/A
Expected volatility	52.43%	N/A	52.43%	N/A
Risk-free interest rate	1.21%	N/A	1.21%	N/A
Weighted average grant date fair value per share granted	0.21	N/A	0.21	N/A
The fair value of the performance stock units with market condition criteria is expensed over the derived service period for each separate vesting tranche. If the derived service period is rendered, the total fair value of the award at the date of the grant is recognized as compensation expense even if the market condition is not achieved.
Note 8. Segment and Geographic Information
We operate in one reportable business segment: the design, manufacturing and sale of a range of wireless networking products, solutions and services. We conduct business globally and our sales and support activities are managed on a geographic basis. Our Chief Executive Officer is our Chief Operating Decision Maker (the “CODM”).
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for the second quarter and first two quarters of fiscal 2016 and 2015 were as follows:

	Quarter Ended		Two Quarters Ended
(In millions)	January 1, 2016	December 26, 2014	January 1, 2016	December 26, 2014
North America	$31.9	$44.2	$67.1	$82.8
Africa and Middle East	23.7	21.6	51.0	46.2
Europe and Russia	5.6	11.7	12.1	19.9
Latin America and Asia Pacific	9.2	13.4	19.8	24.4
Total Revenue	$70.4	$90.9	$150.0	$173.3
Mobile Telephone Networks Group (MTN Group), Motorola Solutions, Inc. (Motorola) and Bharti Airtel (Airtel) accounted for more than 10% of our accounts receivable as of January 1, 2016. MTN Group also accounted for more than 10% of our accounts receivable as of July 3, 2015. During the second quarter of fiscal 2016, MTN Group and Motorola both accounted for more than 10% of our total revenue. During the second quarter of fiscal 2015 and first two quarters of fiscal 2016 and 2015, MTN Group accounted for more than 10% of our total revenue. We have entered into separate and distinct contracts with MTN Group, Motorola and Airtel, as well as separate arrangements with their various subsidiaries. The loss of all business from MTN Group, Motorola, or any other significant customers could adversely affect our results of operations, cash flows and financial position.

Note 9. Divestiture
We sold our WiMAX business on September 2, 2011. In the third quarter of fiscal 2011, we began accounting for the WiMAX business as a discontinued operation and, therefore, the operating results of our WiMAX business were included in discontinued operations in our condensed consolidated financial statements for all periods presented. The income recognized in the first two quarters of fiscal 2016 was primarily due to recovery of certain WiMAX customer receivables that were previously written down. Summary results of operations for the WiMAX business were as follows:

	Quarter Ended		Two Quarters Ended
	January 1, 2016	December 26, 2014	January 1, 2016	December 26, 2014
	(In millions)
Revenues	$—	$—	$—	$—
Income from operations related to WiMAX	—	(0.1)	0.4	—
Gain on disposal	—	—	—	0.1
Income taxes	—	—	(0.1)	—
Income from discontinued operations	$—	$(0.1)	$0.3	$0.1
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
The determination of our provision for the first two quarters of fiscal 2016 and 2015 was based on our estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. The tax expense for the first two quarters of fiscal 2016 was primarily attributable to tax expense related to profitable foreign subsidiaries.
We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Singapore and Nigeria. The earliest years that are open and subject to potential audits for these jurisdictions are as follows: U.S. — 2003; Singapore — 2006; and Nigeria — 2011.
We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign and state income taxes. Such interest expense we accrued for was not material for the second quarter and first two quarters of fiscal 2016 and fiscal 2015.
Note 11. Commitments and Contingencies
Operating Lease Commitments
We lease office and manufacturing facilities under non-cancelable operating leases expiring at various dates through April 2020. We lease approximately 129,000 square feet of office space in Santa Clara, California as our corporate headquarters. Beginning in the first quarter of fiscal 2015, approximately three-fourths of our Santa Clara headquarters building was vacated and made available for sublease. As of January 1, 2016, future minimum lease payments for our headquarters totaled $11.5 million.
As of January 1, 2016, our future minimum lease payments under all non-cancelable operating leases with an initial lease term in excess of one year were as follows:

Fiscal Years Ending in June	Amounts
(In millions)
2016 (two quarters remaining)	$2.8
2017	4.0
2018	3.2
2019	3.2
2020	2.6
Thereafter	0.4
Total	$16.2
These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions.
Rental expense for operating leases, including rentals on a month-to-month basis, was as follows:

	Quarter Ended		Two Quarters Ended
	January 1, 2016	December 26, 2014	January 1, 2016	December 26, 2014
	(In millions)
Rent expense	$1.2	$1.6	$2.6	$3.4
Purchase Orders and Other Commitments
From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf, in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of January 1, 2016, we had outstanding purchase obligations with our suppliers or contract manufacturers of $27.0 million. In addition, we had contractual obligations of approximately $0.7 million associated with a major service agreement as of January 1, 2016.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of January 1, 2016, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of January 1, 2016, we had commercial commitments of $19.9 million outstanding that were not recorded in our condensed consolidated balance sheets. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid on the performance guarantees.

Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our software products infringe the intellectual property rights of a third party. As of January 1, 2016, we have not received any notice that any customer is subject to an infringement claim arising from the use of our software products; we have not received any request to defend any customers from infringement claims arising from the use of our software products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our software products. Because the outcome of infringement disputes is related to the specific facts of each case, and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of January 1, 2016, we had not recorded any liabilities related to these indemnifications.
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
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including statements of, about, concerning or regarding: our plans, strategies and objectives for future operations; our restructuring efforts; our research and development efforts and new product releases and services; trends in revenue; drivers of our business and the markets in which we operate; future economic conditions, performance or outlook and changes in our industry and the markets we serve; the outcome of contingencies; the value of our contract awards; beliefs or expectations; the sufficiency of our cash and our capital needs and expenditures; our intellectual property protection; our compliance with regulatory requirements and the associated expenses; expectations regarding litigation; our intention not to pay cash dividends; seasonality of our business; the impact of foreign exchange and inflation; taxes; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by the use of forward-looking terminology, such as “anticipates,” “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “strategy,” “projects,” “targets,” “goals,” “seeing,” “delivering,” “continues,” “forecasts,” “future,” “predict,” “might,” “could,” “potential,” or the negative of these terms, and similar words or expressions.
These forward-looking statements are based on estimates reflecting the current beliefs of the senior management of the Company. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to, the following:

•	the possible delisting of our stock from the Nasdaq Stock Market;

•	material weaknesses identified in our system of internal control and associated remediation efforts and investments and other actions needed to remedy those material weaknesses;

•	continued price and margin erosion as a result of increased competition in the microwave transmission industry;

•	the impact of the volume, timing and customer, product and geographic mix of our product orders;

•	our ability to meet financial covenant requirements, which could impact, among other things, our liquidity;

•	our ability to meet projected new product development dates or anticipated cost reductions of new products;

•	our suppliers’ inability to perform and deliver on time as a result of their financial condition, component shortages or other supply chain constraints;

•	customer acceptance of new products;

•	the ability of our subcontractors to timely perform;

•	continued weakness in the global economy affecting customer spending;

•	retention of our key personnel;

•	our ability to manage and maintain key customer relationships;

•	uncertain economic conditions in the telecommunications sector combined with operator and supplier consolidation;

•	the timing of our receipt of payment for products or services from our customers;

•	our failure to protect our intellectual property rights or defend against intellectual property infringement claims by others;

•	the results of our restructuring efforts;

•	the effects of currency and interest rate risks; and

•	the impact of political turmoil in countries where we have significant business.
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
We work continuously to improve our established brands and to create new products that meet our customers’ evolving needs and preferences. Our fundamental business goal is to generate superior returns for our stockholders over the long term. We believe that increases in revenue, operating profits and earnings per share are the key measures of financial performance for our business. However, within the industry there continues to be strong price competition for new business and periodic large customer consolidations that intensify competition in all regions.
Our strategic focus in fiscal 2016 is to continue to accelerate innovation and optimize our product portfolio, improve costs and operational efficiencies, grow our revenue and create a sustainable, profitable business model. To do this, we continue to examine our products, markets, facilities, development programs, and operational flows to ensure we are focused on what we do well and what will differentiate us in the future. We will continue working to streamline management processes to attain the efficiency levels required by the markets in which we do business.
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
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and Middle East, (2) Europe and Russia, and (3) Latin America and Asia Pacific. Revenue by region for the second quarter and first two quarters of fiscal 2016 and 2015 and the related changes were shown in the table below:

	Quarter Ended				Two Quarters Ended
(In millions, except percentages)	January 1, 2016	December 26, 2014	$ Change	% Change	January 1, 2016	December 26, 2014	$ Change	% Change
North America	$31.9	$44.2	$(12.3)	(27.8)%	$67.1	$82.8	$(15.7)	(19.0)%
Africa and Middle East	23.7	21.6	2.1	9.7%	51.0	46.2	4.8	10.4%
Europe and Russia	5.6	11.7	(6.1)	(52.1)%	12.1	19.9	(7.8)	(39.2)%
Latin America and Asia Pacific	9.2	13.4	(4.2)	(31.3)%	19.8	24.4	(4.6)	(18.9)%
Total Revenue	$70.4	$90.9	$(20.5)	(22.6)%	$150.0	$173.3	$(23.3)	(13.4)%
Our revenue in North America was down $12.3 million, or 27.8%, during the second quarter of fiscal 2016 compared with the same quarter of fiscal 2015. North America revenue decreased primarily due to fewer orders from our wireless operator customers as they reached the end of their LTE network build cycle. In addition, we saw a decrease in sales volume to government and utility markets. On a year-to-date basis, North America revenue decreased $15.7 million, or 19.0%, compared with the same period in fiscal 2015. The year-to-date decrease in North America was due to similar causes as the quarter to quarter change.
Our revenue in Africa and Middle East increased $2.1 million, or 9.7%, for the second quarter of fiscal 2016 compared with the same quarter of fiscal 2015. The increase in revenue came from increased sales volume to several of our larger customers in Africa in the quarter. On a year-to-date basis, Africa and Middle East revenue increased $4.8 million, or 10.4%, from the same period in fiscal 2015. The increased revenue was primarily with our larger customers in Africa.
Revenue in Europe and Russia decreased $6.1 million, or 52.1%, for the second quarter of fiscal 2016 compared with the same quarter of fiscal 2015. Several of our larger customers in this region were winding down projects and decreasing purchases compared to the previous periods. Other customers decreased spending because of the substantial devaluation of their currency relative to the U.S. dollar. On a year-to-date basis, revenue in Europe and Russia was down $7.8 million, or 39.2%, from the same period in fiscal 2015. The decrease came from lower sales to our large customers in the region compared with the same periods in fiscal 2015.
Revenue in Latin America and Asia Pacific decreased $4.2 million, or 31.3%, during the second quarter of fiscal 2016 compared with the same quarter in fiscal 2015. The decrease was primarily due to fewer deliveries to a large customer in Asia Pacific in the quarter compared with the same quarter of fiscal 2015, and a drop in sales to government and resellers in Latin America. On a year-to-date basis, revenue in Latin America and Asia Pacific decreased $4.6 million, or 18.9%, from the same period in fiscal 2015, mostly due to lower product sales to our larger customers in both regions.

	Quarter Ended				Two Quarters Ended
(In millions, except percentages)	January 1, 2016	December 26, 2014	$ Change	% Change	January 1, 2016	December 26, 2014	$ Change	% Change
Product sales	$44.7	$56.4	$(11.7)	(20.7)%	$98.4	$112.3	$(13.9)	(12.4)%
Services	25.7	34.5	(8.8)	(25.5)%	51.6	61.0	(9.4)	(15.4)%
Total Revenue	$70.4	$90.9	$(20.5)	(22.6)%	$150.0	$173.3	$(23.3)	(13.4)%
Our revenue from product sales decreased $11.7 million, or 20.7%, for the second quarter of fiscal 2016 compared with the same quarter in fiscal 2015. The decrease came primarily from lower sales volumes in North America, Europe, Latin America and Asia Pacific, offset in part by increased product sales in Africa. Our services revenue decreased by $8.8 million, or 25.5%, during the second quarter of fiscal 2016 compared with the same quarter of fiscal 2015, primarily due to reduced service activities in all regions.
Our revenue from product sales decreased by $13.9 million, or 12.4%, for the first two quarters of fiscal 2016 compared with the same period in fiscal 2015. The decrease came primarily from weaker product sales in North America, Europe, Latin America and Asia Pacific, offset in part by stronger product sales in the Middle East and Africa. Our services revenue was down by $9.4 million, or 15.4%, during the first two quarters of fiscal 2016 compared with the same period of fiscal 2015, due to reduced service activities in all regions.
During the second quarter and first two quarters of fiscal 2016 and 2015, the MTN Group in Africa accounted for more than 10% of our total revenue. We have entered into separate and distinct contracts with MTN Group as well as separate arrangements with various MTN Group subsidiaries. The loss of all business from the MTN Group could adversely affect our results of operations, cash flows and financial position.
Gross Margin

	Quarter Ended				Two Quarters Ended
(In millions, except percentages)	January 1, 2016	December 26, 2014	$ Change	% Change	January 1, 2016	December 26, 2014	$ Change	% Change
Revenue	$70.4	$90.9	$(20.5)	(22.6)%	$150.0	$173.3	$(23.3)	(13.4)%
Cost of revenue	54.0	66.9	(12.9)	(19.3)%	112.6	127.3	(14.7)	(11.5)%
Gross margin	$16.4	$24.0	$(7.6)	(31.7)%	$37.4	$46.0	$(8.6)	(18.7)%
% of revenue	23.3%	26.4%			24.9%	26.5%
Product margin %	25.5%	26.4%			28.4%	26.2%
Service margin %	19.5%	26.4%			18.4%	27.2%
Gross margin for the second quarter and the first two quarters of fiscal 2016 decreased by $7.6 million, or 31.7%, and $8.6 million, or 18.7%, respectively, compared with the same periods in fiscal 2015. On the quarter-to-date basis, the decrease came primarily from reduced revenue volume and smaller profit margin. On the year-to-date basis, the decrease was mostly due to lower revenue volume. We also experienced reduced sales profitability in Asia Pacific, Africa and Middle East in the first two quarters of fiscal 2016 compared to the same period in fiscal 2015.
Gross margin as a percentage of revenue decreased in the second quarter of fiscal 2016 compared with the same quarter of fiscal 2015, primarily due to lower revenue volume in fiscal 2016 absorbing supply chain costs which were relatively flat between the periods. Product margin as a percentage of product revenue decreased over the prior year quarter primarily due to lower volume absorbing relatively flat supply chain costs. Service margin as a percentage of service revenue declined primarily due to less profitable service business in all sectors.
On a year-to-date basis, gross margin as a percentage of revenue decreased slightly primarily due to lower gross margin rates in services businesses in North America, Africa and Middle East compared with the same period in fiscal 2015. Product margin as a percentage of product revenue increased over the same period in fiscal 2015 primarily due to improved product margins in North America, Africa and Middle East, and reduced supply chain costs. Service margin as a percentage of service revenue declined due to less profitable service businesses in all sectors.

Research and Development Expenses

	Quarter Ended				Two Quarters Ended
(In millions, except percentages)	January 1, 2016	December 26, 2014	$ Change	% Change	January 1, 2016	December 26, 2014	$ Change	% Change
Research and development	$5.2	$6.4	$(1.2)	(18.8)%	$10.7	$13.0	$(2.3)	(17.7)%
% of revenue	7.4%	7.0%			7.1%	7.5%
Our research and development (“R&D”) expenses decreased $1.2 million, or 18.8%, and $2.3 million, or 17.7%, respectively, in the second quarter and the first two quarters of fiscal 2016 compared with the same periods in fiscal 2015. The decrease for the second quarter of fiscal 2016 compared with the same quarter in fiscal 2015 was primarily due to a $1.3 million reduction in personnel and related expenses and a $0.5 million decrease in facility expense as a result of the restructuring programs we implemented, partially offset by a $0.6 million increase in product development costs. The decrease for the first two quarters of fiscal 2016 compared with the same period in fiscal 2015 was primarily due to a $2.6 million reduction in personnel and related expenses, and a $0.6 million decrease in facility expense, partially offset by a $1.0 million increase in product development costs. We continue to invest in new product features, new functionality and lower cost platforms that we believe will enable our product lines to retain their technology leads in a cost effective manner.
Selling and Administrative Expenses

	Quarter Ended				Two Quarters Ended
(In millions, except percentages)	January 1, 2016	December 26, 2014	$ Change	% Change	January 1, 2016	December 26, 2014	$ Change	% Change
Selling and administrative	$16.2	$21.2	$(5.0)	(23.6)%	$33.3	$40.4	$(7.1)	(17.6)%
% of revenue	23.0%	23.3%			22.2%	23.3%
Our selling and administrative expenses declined $5.0 million, or 23.6%, and $7.1 million, or 17.6%, respectively, in the second quarter and the first two quarters of fiscal 2016 compared with the same periods in fiscal 2015. The decrease for the second quarter of fiscal 2016 compared with the same quarter in fiscal 2015 was primarily due to a $1.5 million decrease in personnel and related expenses as a result of the restructuring programs we implemented, a $3.2 million decrease in professional fees, a $0.4 million decrease in bad debt expense, a $0.1 million decrease in stock based compensation, and a $0.4 million decrease in agent commissions due to lower orders, partially offset by a $0.4 million increase in IT and facility expenses. We will continue to seek ways to improve our operating efficiency.
The decrease for the first two quarters of fiscal 2016 compared with the same period in fiscal 2015 was primarily due to a $2.9 million decrease in personnel and related expenses, a $4.2 million decrease in professional fees, a $0.2 million decrease in bad debt expense, a $0.1 million decrease in travel expense, and a $0.2 million decrease in share-based compensation expenses resulting from reversal of prior recognized expense due to employee terminations prior to the stock awards vested. The decreases were partially offset by a $0.7 million increase in IT and facility expenses.
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

Our restructuring charges by plan for the second quarter and first two quarters of fiscal 2016 and 2015 are summarized in the table below:

	Quarter Ended				Two Quarters Ended
(In millions, except percentages)	January 1, 2016	December 26, 2014	$ Change	% Change	January 1, 2016	December 26, 2014	$ Change	% Change
Restructuring charges	$—	$—	$—	N/A	$—	$1.5	$(1.5)	(100.0)%
By Plan:
Fiscal 2015-2016 Plan	$—	$—	$—		$—	$—	$—
Fiscal 2014-2015 Plan	$—	$(0.1)	$0.1		$—	$1.5	$(1.5)
Fiscal 2013-2014 Plan	$—	$0.1	$(0.1)		$—	$—	$—
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
As of January 1, 2016, we have substantially completed our activities under the Fiscal 2014-2015 Plan and Fiscal 2013-2014 Plan, and intend to complete the remaining restructuring activities under the Fiscal 2015-2016 Plan by the end of fiscal 2016.
Interest Income and Interest Expense

	Quarter Ended		Two Quarters Ended
(In millions)	January 1, 2016	December 26, 2014	January 1, 2016	December 26, 2014
Interest income	$0.1	$0.1	$0.2	$0.2
Interest expense	$(0.1)	$(0.2)	$(0.1)	$(0.3)
Interest income reflected interest earned on our cash equivalents which were comprised of money market funds and certificates of deposit.
Interest expense was primarily related to interest associated with borrowings and term loan under the SVB Credit Facility and discounts on customer letters of credit.
Income Taxes

	Quarter Ended			Two Quarters Ended
(In millions, except percentages)	January 1, 2016	December 26, 2014	$ Change	January 1, 2016	December 26, 2014	$ Change
Loss from continuing operations before income taxes	$(5.0)	$(3.8)	$(1.2)	$(6.5)	$(9.2)	$2.7
Provision for income taxes	$0.5	$0.6	$(0.1)	$0.5	$0.9	$(0.4)
% of loss from continuing operations before income taxes	(10.0)%	(15.8)%		(7.7)%	(9.8)%
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

Income (loss) from Discontinued Operations

	Quarter Ended			Two Quarters Ended
(In millions)	January 1, 2016	December 26, 2014	$ Change	January 1, 2016	December 26, 2014	$ Change
Income from discontinued operations, net of tax	$—	$(0.1)	$0.1	$0.3	$0.1	$0.2
Our discontinued operations consist of the WiMAX business, which was sold on September 2, 2011. The income recognized in the first two quarters of fiscal 2016 and fiscal 2015 were primarily due to recovery of certain WiMAX customer receivables that were previously written down. The income recognized in the first two quarters of fiscal 2015 also included a $0.1 million write-off of accrued liabilities due to the buyer.
Liquidity and Capital Resources
Sources of Cash
As of January 1, 2016, our total cash and cash equivalents were $39.5 million. Approximately $13.4 million, or 34%, of our total cash and cash equivalents was held by entities domiciled in the United States. The remaining balance of $26.1 million, or 66%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries at January 1, 2016, $19.4 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to U.S. taxes which are currently nominal.
As of January 1, 2016, our principal sources of liquidity consisted of the $39.5 million in cash and cash equivalents, $11.3 million of available credit under our $40.0 million SVB Credit Facility which expires on September 26, 2016 and future collections of receivables from customers. As of January 1, 2016, we were in compliance with the financial covenants contained in the SVB Credit Facility. We regularly require letters of credit from some customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically our primary sources of liquidity have been cash flows from operations, credit facilities and cash proceeds from sale of our equity securities. During the first two quarters of fiscal 2016, our total cash and cash equivalents increased by $4.8 million primarily due to $6.4 million of cash provided by operating activities, partially offset by $0.8 million of cash used for capital expenditures and $0.8 million effect of exchange rate changes on cash and cash equivalents.
Cash provided by operating activities was $6.4 million in the first two quarters of fiscal 2016 as compared to cash used in operating activities of $9.1 million in the first two quarters of fiscal 2015. In the condensed consolidated statements of cash flows, cash provided by operating activities is presented as net loss adjusted for non-cash items and changes in operating assets and liabilities. Net loss decreased by $3.3 million for the first two quarters of fiscal 2016 as compared to the same period in fiscal 2015. The net contribution of non-cash items to cash provided by operating activities increased by $0.1 million for the first two quarters of fiscal 2016 as compared to the same period in fiscal 2015. The net contribution of changes in operating assets and liabilities to cash provided by operating activities increased by $12.1 million for the first two quarters of fiscal 2016 as compared to the same period in fiscal 2015.
The $0.1 million increase in the net contribution of non-cash items to cash provided by operating activities was primarily due to a $0.6 million increase in deferred income taxes and a $0.2 million increase in loss on disposition of property, plant and equipment, net. These increases were offset by a $0.2 million decrease in provision for receivables of and a $0.2 million decrease in amortization of identifiable intangible assets as they were fully amortized in fiscal 2015.
Changes in operating assets and liabilities resulted in a net increase of $12.1 million to cash provided by operating activities for the first two quarters of fiscal 2016 as compared to the same period in 2015. Our net receivable balance fluctuates from period to period, depending on the amount and timing of sales and billing activities as well as cash collections. The change in unbilled costs was due to the timing of billing of projects. The increase in customer advance payments and unearned income was due to the timing of revenue recognition on several large contracts. The increase in inventories was primarily due to higher deferred cost of sales associated with higher unearned income on projects and the timing of customer shipments. The decrease in accounts payable and accrued expenses was primarily due to the timing of vendor payments. The decrease in customer service inventories was primarily due to usage of parts to fulfill warranty obligations. The decrease in income taxes payable was due to our payments on income tax liabilities during the period. We used $1.5 million in cash during the first two quarters of fiscal 2016 on expenses related to restructuring liabilities.

During the remainder of fiscal year 2016, we expect to spend approximately $2.2 million for capital expenditures, primarily on equipment for development and manufacturing of new products and to support customer managed services.
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
Available Credit Facility, Borrowings and Repayment of Debt
On March 28, 2014, we entered into a Second Amended and Restated Loan Agreement with Silicon Valley Bank, which has been subsequently amended (the “SVB Credit Facility”). The SVB Credit Facility expires on September 26, 2016 and has a maximum borrowing capacity of $40.0 million, with a $30 million sublimit that can be borrowed by our Singapore subsidiary. Borrowings that may be advanced under the SVB Credit Facility at the lesser of $40.0 million or a borrowing base equal to a specified percentage of the value of eligible accounts receivable and U.S. unbilled accounts of the Company, subject to certain reserves and eligibility criteria. Our outstanding debt under the SVB Credit Facility was $9.0 million as of January 1, 2016. The SVB Credit Facility carries an interest rate computed at the daily prime rate as published in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. During the first two quarters of fiscal year 2016, the weighted average interest rate on our outstanding loan was 3.86%. As of January 1, 2016, available credit under the SVB Credit Facility was $11.3 million reflecting the calculated borrowing base of $27.4 million less existing borrowings of $9.0 million and outstanding letters of credit of $7.1 million. The borrowing base was computed at 65% of eligible accounts receivable and 50% of eligible unbilled accounts receivable as of January 1, 2016.
The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with SVB may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 2% above the applicable interest rate. As of January 1, 2016, we were in compliance with the quarterly financial covenants contained in the SVB Credit Facility.
In addition, we have an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our subsidiary located there. This line of credit provides for $0.3 million in short-term advances at various interest rates, all of which was available as of January 1, 2016. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of January 1, 2016. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.
Restructuring Payments
We had liabilities for restructuring activities totaling $3.0 million as of January 1, 2016, $2.5 million of which was classified as current liability and expected to be paid out in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.

Contractual Obligations and Commercial Commitments
The amounts disclosed in our fiscal 2015 Annual Report on Form 10-K include our commercial commitments and contractual obligations. During the first two quarters of fiscal 2016, no material changes occurred in our contractual obligations to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our fiscal 2015 Annual Report on Form 10-K. Please refer to Note 11, “Commitments and Contingencies” in this Quarterly Report on Form 10-Q.
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
We use foreign exchange forward contracts to hedge forecasted foreign currency transactions relating to forecasted sales and purchase transactions. Prior to the fourth quarter of fiscal 2015, these derivatives were designated as cash flow hedges and were carried at fair value. The effective portion of the gain or loss was initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, was subsequently reclassified into the income or expense line item to which the hedged transaction relates. Beginning the fourth quarter of fiscal 2015, we no longer prepared contemporaneous documentation of hedges. As are result, the foreign exchange hedges no longer qualified as cash flow hedges. The changes in fair value related to the hedges were recorded in cost of revenues on our statements of operations. We also enter into foreign exchange forward contracts to mitigate the change in fair value of specific non-functional currency assets and liabilities on the balance sheet. All balance sheet hedges are marked to market through earnings every period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities.
As of January 1, 2016, we had foreign currency forward contracts outstanding with a total notional amount of $6.8 million consisting of 3 different currencies. The following is a summary of the gross notional amount of our outstanding contracts grouped by the underlying foreign currency as of January 1, 2016:

Currency	Notional Contract Amount (Local Currency)	Notional Contract Amount (USD)
	(In millions)
Euro	3.7	$4.1
Republic of South Africa rand	17.3	1.1
Australia dollar	2.2	1.6
Total of all currency forward contracts		$6.8
Net foreign exchange loss recorded in our consolidated statements of operations during the second quarter and first two quarters of fiscal 2016 and 2015 was as follows:

	Quarter Ended		Two Quarters Ended
(In millions)	January 1, 2016	December 26, 2014	January 1, 2016	December 26, 2014
Foreign exchange gain (loss), net	$(0.4)	$(0.9)	$(0.2)	$(1.3)
A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of January 1, 2016 would have an impact of approximately $0.7 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
Certain of our international business was transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars for the first two quarters of fiscal 2016, mostly South African Rand and Euro, was $1.1 million and was included as a component of stockholders’ equity. As of January 1, 2016 and July 3, 2015, the cumulative translation adjustment decreased our stockholders’ equity by $9.6 million and $8.5 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our credit facility.
Exposure on Cash Equivalents
We had $39.5 million in total cash and cash equivalents as of January 1, 2016. Cash equivalents totaled $14.3 million as of January 1, 2016 and were comprised of money market funds and certificates of deposit. Cash equivalents have been recorded at fair value on our balance sheet.
Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents held as of January 1, 2016 was three days, and these investments had an average yield of 2.04% per annum. A 10% change in interest rates on our cash and cash equivalents is not expected to have a material impact on our financial position, results of operations or cash flows.
Exposure on Borrowings
During the first two quarters of fiscal 2016, we had $9.0 million of borrowings outstanding under the SVB Credit Facility that incurred interest at the prime rate plus a spread of 0.50% to 1.50%. During the first two quarters of fiscal 2016, our weighted average interest rate was 3.86% and the interest expense on these borrowings was insignificant.
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
In connection with the Company’s assessment of the effectiveness of internal control over financial reporting, the Company identified the following material weaknesses that existed as of July 3, 2015 that continued to exist as of January 1, 2016:

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
The material weaknesses identified by management could result in a material misstatement to our annual or interim financial statements that would not be prevented or detected. Management has concluded that our internal control over financial reporting was not effective as of January 1, 2016, due to the material weaknesses identified. We reviewed the results of management’s assessment with the Audit Committee of the Company’s Board of Directors.
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
As of January 1, 2016, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon the evaluation and as a result of the material weaknesses described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 1, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level.
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
There were no changes in our internal control over financial reporting during the quarter ended January 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than progress with respect to the implementation of certain remediation efforts, as described below.
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
With the exception of the risk described below, we do not believe that there have been any other material additions or changes to the risk factors previously disclosed in our fiscal 2015 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
If our common stock is delisted from the Nasdaq Stock Market, our business, financial condition, results of operations and stock price could be adversely affected, the liquidity of our stock and our ability to obtain financing could be impaired, and, we may become subject to shareholder claims.
 On January 4, 2016, we received a notice from the Nasdaq Stock Market dated December 31, 2015 notifying us that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) because the Company’s common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until July 5, 2016, to regain compliance with the Rule. If at any time before that date the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will notify us that we have achieved compliance with the Rule. If we do not regain compliance, then Nasdaq will notify us that our common stock will be delisted from the Nasdaq Global Select Market, unless we request a hearing before a Nasdaq Hearings Panel. Alternatively, we may apply to transfer our common stock to the Nasdaq Capital Market if we satisfy the requirements for initial listing set forth the NASDAQ Listing Rule 5505(a), with the exception of the minimum bid price. If an application for transfer were approved, we would have an additional 180 calendar days to comply with the Rule in order for our common stock to remain listed on the Nasdaq Capital Market. We cannot provide any assurance that our stock price will recover within the permitted grace period.
 Any delisting of our common stock from the Nasdaq Stock Market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our ability to raise additional capital, reduce the price at which our common stock trades, and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect our business, financial condition and results of operations.
 In addition to possible delisting of our common stock from the NASDAQ Stock Market, the sustained decrease in the trading price of our common stock may increase our exposure to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.
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

AVIAT NETWORKS, INC. (Registrant)
Date: February 10, 2016

By:	/s/ Ralph S. Marimon
Ralph S. Marimon Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)

EXHIBIT INDEX
The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Descriptions

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document