Form 10-K
period 2016-07-01
AVIAT NETWORKS, INC.
filed 2016-09-09
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33278
______________________________
AVIAT NETWORKS, INC.
(Exact name of registrant as specified in its charter)
______________________________

Delaware	20-5961564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5200 Great America Parkway Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (408) 567-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share Preferred Shares Purchase Rights	NASDAQ Stock Market LLC (NASDAQ Global Select Market)
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 1, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $31.0 million based upon the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date. For purposes of this calculation, the registrant has assumed that its directors, executive officers and holders of 5% or more of the outstanding common stock are affiliates.
The number of shares outstanding of the registrant’s common stock as of August 18, 2016 was 5,261,041 shares.
_________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended July 1, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AVIAT NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended July 1, 2016

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
These forward-looking statements are based on estimates reflecting the current beliefs of the senior management of Aviat Networks. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to, the following:

•	continued price and margin erosion as a result of increased competition in the microwave transmission industry;

•	the impact of the volume, timing and customer, product and geographic mix of our product orders;

•	our ability to meet financial covenant requirements which could impact, among other things, our liquidity;

•	the timing of our receipt of payment for products or services from our customers;

•	our ability to meet projected new product development dates or anticipated cost reductions of new products;

•	our suppliers’ inability to perform and deliver on time as a result of their financial condition, component shortages or other supply chain constraints;

•	customer acceptance of new products;

•	the ability of our subcontractors to timely perform;

•	continued weakness in the global economy affecting customer spending;

•	retention of our key personnel;

•	our ability to manage and maintain key customer relationships;

•	uncertain economic conditions in the telecommunications sector combined with operator and supplier consolidation;

•	our failure to protect our intellectual property rights or defend against intellectual property infringement claims by others;

•	the results of our restructuring efforts;

•	the ability to preserve and use our net operating loss carryforwards;

•	the effects of currency and interest rate risks; and

•	the impact of political turmoil in countries where we have significant business.
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
Our principal executive offices are located at 5200 Great America Parkway, Santa Clara, California 95054, and our telephone number is (408) 567-7000. Our common stock is listed on the NASDAQ Global Select Market under the symbol AVNW. As of July 1, 2016, we employed approximately 720 people, compared with approximately 780 people as of July 3, 2015.
Overview and Description of the Business
We design, manufacture and sell a range of wireless networking products, solutions and services to mobile and fixed public network operators, private network operators, Federal, State and Local government agencies, transportation, energy and utility companies, public safety agencies and broadcast network operators around the world. We sell products and services directly to our customers and also use agents and resellers.
Our products utilize microwave and millimeter wave technologies to create point to point wireless links for short, medium and long distance interconnections. Our products incorporate Ethernet switching and IP routing capabilities to form complete networking solutions. We also provide network management software tools to enable our customers to deploy, monitor and manage our systems; third party equipment such as antennas, routers, optical transmission equipment and other equipment necessary to build and deploy a complete telecommunications transmission network. We provide a full suite of professional services for planning, deployment, operations and maintenance of our customers’ networks.
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
Revenue from our North America and international regions represented approximately 47% and 53%, respectively, of our revenue in fiscal 2016, 46% and 54%, respectively, of our revenue in fiscal 2015, and 41% and 59%, respectively, of our revenue in fiscal 2014. Information about our revenue attributable to our geographic regions is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Note 9. Segment and Geographic Information” of the accompanying consolidated financial statements in this Annual Report on Form 10-K.
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

•
New RAN Technologies. Mobile Radio Access Network (“RAN”) technologies are continually evolving. With evolution from 2G to 3G (HSPA), 4G (HSPA+ and LTE), and next 5G standards, technology is rapidly advancing and providing subscribers with higher speed access to the Internet, social media, and video streaming services. The rapid increases in data to be transported through the RAN and across the backhaul infrastructure drives requirements for higher data transport links necessitating upgrades to or replacement of the existing backhaul infrastructure.

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

•
IoT. The Internet of Things (“IoT”) brings the potential of massive deployment of wireless end points for sensing and reporting data and remotely controlling machines and devices. The increase of data volume drives investment in network infrastructure.

•
RAN Capacity. RAN frequency spectrum is a limited resource and shared between all of the devices and users within the coverage area of each base station. Meeting the combined demand of increasing subscribers and devices will require the deployment of much higher densities of base stations with smaller and smaller range (small cells) each requiring backhaul.

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

•
Expansion of Offered Services. Mobile network operators especially in emerging markets now own and operate the most modern communications networks within their respective regions. These network assets can be further leveraged to provide high speed broadband services to fixed locations such as small, medium and large business enterprises, airports, hotels, hospitals, and educational institutions. Microwave and millimeter wave backhaul is ideally suited to providing high speed broadband connections to these end points due to the lack of fiber infrastructure.

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

•
Microwave technology can be used to engineer long distance and more direct connections than Optical Cable. Microwave signals also travel through the air much faster than light through glass and the combined effect of shorter distance and higher speed reduces latency, which is valued for trading applications in the financial industry. Our products have already been used to create low latency connections between major centers in the United States (“U.S.”), Europe and Asia and we see long-term interest in the creation of further low latency routes in various geographies around the world.

•	The enhancement of Border Security and Surveillance networks to counter terrorism and insurgency is aided by the use of wireless technologies including microwave backhaul.
These factors are combining to create a range of opportunities for continued investment in backhaul and transport networks favoring microwave and millimeter wave technologies. As we focus on our execution of the future generations of our technology, our goal is to make wireless a viable choice for an ever broadening range of network types.
Strategy
Over the past year, we continued to invest in our microwave and IP Routing solutions, especially in expanding the software enabled features and functions of our CTR 8000 platform. The CTR is a transformational microwave product line since it efficiently integrates microwave transport and IP routing in a single solution. The software defined functionality of the CTR platform allows us to expand its capability over time and create further revenue generating software releases in the future. This is the first product in the industry to integrate Layer 3 MPLS and Microwave transmission functions in a single solution. We have continued to invest in our Eclipse IRU 600 platform which is targeted for our North America customer base with expansion of our industry leading power output capability across multiple frequency bands. We continue to invest in covering frequency bands to specifically address the needs of Federal Agencies facing the relocation of services from bands subject to Federal Communications Commission auction.
Our longer term technology development roadmap positions us for future network evolution and is crafted to maximize design re-use of critical hardware and software elements.
We continued to develop our professional services portfolio as a key to our long-term strategy and differentiation. During the year, we continued to expand the number of customer networks managed from our North America Network Operations Center. We began offering cloud based network management to select customers and we continue to offer training and accreditation programs for microwave and IP network design, deployment and maintenance.
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

•
Broad product and solution portfolio. We offer a comprehensive suite of wireless transmission networking systems for microwave and millimeter wave networking applications. Our solution consists of tailored offerings of our own wireless products and our own integrated ancillary equipment or that of other manufacturers and providers of element and network management systems and professional services. These solutions address a wide range of transmission frequencies, ranging from 2.4 GHz to 90 GHz, and a wide range of transmission capacities, ranging up to over 4 Gbps. The major product families included in these solutions are CTR 8000, Eclipse, IRU 600 and ProVision, our network management software including the AviatCloud solution.

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

•
Futureproof network. Our solutions are designed to protect the network operator’s investment by incorporating software-configurable capacity upgrades and plug-in modules that provide a smooth migration path to Carrier Ethernet and IP/MPLS (multiprotocol label switching)-based networking, without the need for costly equipment substitutions and additions. Our products include key technologies we believe will be needed by operators for their network evolution to support new broadband services.

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

•
AviatCloud. We have introduced AviatCloud which is an application based platform to automate and virtualize networks and their operations. Initial applications include cloud based network management and microwave network design. Further simplification of network planning, purchasing and lifecycle management will become available as we expand the scope of this application.

Business Operations
Sales and Service
Our primary route to market is through our own direct sales, service and support organization. This provides us with the best opportunity to leverage our role as a technology specialist and differentiate ourselves from competitors. Our focus on key customers and geographies allows us to consistently achieve high customer satisfaction ratings leading to a high level of customer retention and repeat business. Our highest concentrations of Sales and Service resources are in the United States, Western and Southern Africa, the Philippines, and the European Union. We maintain a presence in a number of other countries, some of which are based on customer locations and include, but not limited to, Nigeria, Kenya, Ghana, Ivory Coast, Algeria, South Africa, the United Arab Emirates, Saudi Arabia, Australia, Malaysia, New Zealand, Singapore, Slovenia and the Philippines.
In addition to our direct channel to market, we also have informal, and in some cases formal, relationships with original equipment manufacturers (“OEMs”) and system integrators especially towards large and complex projects in National Security and Government related applications, which include, but not limited to, Nigeria, Kenya, Ghana, Ivory Coast, Algeria, South Africa, the United Arab Emirates, Saudi Arabia, Australia, Malaysia, New Zealand, Singapore, Slovenia and the Philippines. Our role in these relationships ranges from equipment supply only to being a sub-contractor for a portion of the project scope where we will supply equipment and a variety of design, deployment and maintenance services.
We also use indirect sales channels, including dealers, resellers and sales representatives, in the marketing and sale of some lines of products and equipment on a global basis. These independent representatives may buy for resale or, in some cases, solicit orders from commercial or governmental customers for direct sales by us. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be above or below our list prices. These independent representatives generally receive a discount from our list prices and are free to set the final sales prices paid by the customer.
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
Backlog
Our backlog by geographic region is as follows:

(In thousands)	July 1, 2016	July 3, 2015
North America	$97,360	$88,242
International	56,271	63,489
Total backlog	$153,631	$151,731
Our backlog consists primarily of contracts or purchase orders for both product and service deliveries and extended service warranties. We regularly review our backlog to ensure that our customers continue to honor their purchase commitments and have the financial means to purchase and deploy our products and services in accordance with the terms of their purchase contracts.
We expect to substantially fill the backlog as of July 1, 2016 during fiscal 2017, but we cannot be assured that this will occur. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix and the possibility of changes in delivery schedules and additions or cancellations of orders. The backlog figures exclude advance payments and unearned income amounts.
Customers
Although we have a large customer base, during any given fiscal year or quarter, a small number of customers may account for a significant portion of our revenue.
During fiscal 2016, the Mobile Telephone Networks Group (“MTN Group”) in Africa accounted for 18% of our total revenue compared with 14% in fiscal 2015 and 17% in fiscal 2014. We have entered into separate and distinct contracts with MTN Group as well as separate arrangements with MTN Group subsidiaries. The loss of all or a substantial portion of MTN Group’s business could adversely affect our results of operations, cash flows and financial position.

Competition
The microwave and millimeter wave wireless networking business is a specialized segment of the wireless telecommunications industry that is sensitive to technological advancements and is extremely competitive. Our principal competitors include business units of large mobile and IP network infrastructure manufacturers such as Ericsson, Huawei, NEC and Nokia, as well as a number of other smaller public and other microwave specialists companies such as Ceragon, DragonWave and privately-held SIAE Microelectronica.
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
Our research and development expenditures totaled $20.8 million, or 7.7% of revenue, in fiscal 2016, $25.4 million, or 7.6% of revenue, in fiscal 2015, and $35.5 million, or 10.3% of revenue, in fiscal 2014.
Research and development are primarily directed to the development of new products and to building technological capability. We are an industry innovator and intend to continue to focus significant resources on product development in an effort to maintain our competitiveness and support our entry into new markets.
Our product development teams numbered 134 employees as of July 1, 2016, and were located in Santa Clara, California; Wellington, New Zealand; Ljubljana, Slovenia; and Montreal, Canada.
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

Examples of sole or limited source categories include metal fabrications and castings, for which we own the tooling and therefore limit our supplier relationships, ASIC’s and MMICs (types of integrated circuit used in manufacturing microwave radios), which we procure at volume discount from a single source. Our supply chain plan includes mitigation plans for alternative manufacturing sources and identified alternate suppliers.
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
Patents and Other Intellectual Property
We consider our patents and other intellectual property rights, in the aggregate, to constitute an important asset. We own a portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property. We also license intellectual property to and from third parties. As of July 1, 2016, we held 167 U.S. patents and 65 international patents and had 31 U.S. patent applications pending and 50 international patent applications pending. We do not consider our business to be materially dependent upon any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. From time to time, we might engage in litigation to enforce our patents and other intellectual property or defend against claims of alleged infringement. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. Numerous trademarks used on or in connection with our products are also considered to be valuable assets.
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
Employees
As of July 1, 2016 we employed approximately 720 people, compared with approximately 780 as of the end of fiscal 2015 and approximately 960 as of the end of fiscal 2014. Approximately 270 of our employees are located in the U.S. We also utilized approximately 70 independent contractors as of July 1, 2016. None of our employees in the U.S. are represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our employee relations are good.

Executive Officers of the Registrant
The name, age, position held with us, and principal occupation and employment during at least the past 5 years for each of our executive officers as of September 8, 2016, are as follows:

Name and Age	Position Currently Held and Past Business Experience
Michael A. Pangia, 55
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

Ralph Marimon, 59
Mr. Marimon joined Aviat Networks in May 2015 as our Senior Vice President, Finance and Chief Financial Officer and is responsible for the finance and IT organizations. Before joining Aviat, Mr. Marimon served as Vice President, Finance and Chief Financial Officer of QuickLogic, a provider of ultra-low power, customizable semiconductor solutions for smartphone, tablet, wearable, and mobile enterprise OEMs, since 2008. Prior to QuickLogic, Mr. Marimon served as Chief Financial Officer within a variety of organizations including Anchor Bay Technologies, Inc., Tymphany Corporation, and Scientific Technologies Incorporated. From 1999 to 2003, he served at Com21 Corporation, a global supplier of system solutions for the broadband access market, where he was promoted from Corporate Controller to Vice President of Finance and Chief Financial Officer. Prior to Com21, Mr. Marimon was at KLA-Tencor Corporation for 11 years in a variety of senior executive financial management positions.

Meena Elliott, 53
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

Heinz H. Stumpe, 61
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

Shaun McFall, 56
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
As measured under U.S. generally accepted accounting principles (“U.S. GAAP”), we incurred net losses of $29.6 million in fiscal 2016, $24.6 million in fiscal 2015 and $51.1 million in fiscal 2014 and have been unprofitable since we became a public company in January 2007. We also have incurred losses from operations in all fiscal years since we became a public company, although we previously generated cash from operations in fiscal 2013, 2012, 2010 and 2009.
Throughout fiscal 2016 we experienced strong price competition for new business in all regions while major customer consolidations from prior years also put pressure on revenue and gross margin. We saw pricing pressures in all markets, with increased pressure in international markets. Customer consolidation may have an increasing negative impact on our revenue if Aviat is not selected as a vendor for the products and/or services we provide. In order to counter pricing pressures, we invested heavily in product improvements to reduce unit costs and enhance product features, decreased overall company expenses, and worked with our vendors to attain more favorable pricing. If we are unable to reduce product unit costs associated with enhanced product features, including payments to contract manufacturers and other suppliers, or achieve the projected cost reductions, we may not achieve profitability.
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
We are highly dependent on sales to customers outside the U.S. In fiscal 2016, 2015 and 2014, our sales to international customers accounted for 55%, 55% and 60%, respectively, of total revenue. Significant portions of our international sales are in less developed countries. Our international sales are likely to continue to account for a large percentage of our products and services revenue for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event could result in a significant decline in revenue. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.
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

•	general economic and geopolitical conditions, including inflation and trade relationships;

•	war and acts of terrorism;

•	kidnapping and high crime rate;

•	natural disasters;

•	availabiltity of U.S. dollars especially in countries with economies highly dependent on resource exports, particularly oil; and

•	changes in export regulations.
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
We continue to evaluate our business to determine the potential need to realign our resources as we continue to transform our business in order to achieve desired cost savings in an increasingly competitive market. In prior years and again in fiscal 2016, we have undertaken a series of steps to restructure our operations involving, among other things and depending on the year, reductions of our workforce, the relocation of our corporate headquarters and the reduction and outsourcing of manufacturing activities. We incurred restructuring charges of $2.5 million, $4.9 million and $11.2 million in fiscal 2016, 2015 and 2014, respectively.
We have based our restructuring efforts on assumptions and plans regarding the appropriate cost structure of our business based on our product mix and projected sales, among other factors. Some of our assumptions include the elimination of jobs and the outsourcing of certain functions to reduce our operating expenses. These assumptions may not be accurate and we may not be able to operate in accordance with our plans. Should this occur we may determine that we must incur additional restructuring charges in the future. Moreover, we cannot assure you that we will realize all of the anticipated benefits of our restructuring actions or that we will not further reduce or otherwise adjust our workforce or exit, or dispose of, certain businesses and product lines. Any decision to further limit investment, exit, or disposal of businesses or product lines may result in the recording of additional restructuring charges. Consequently, the costs actually incurred in connection with the restructuring efforts may be higher than originally planned and may not lead to the anticipated cost savings and/or improved results. For example, if we consolidate additional facilities in the future, we may incur additional restructuring and related expenses, which could have a material adverse effect on our business, financial condition or results of operations.
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
Our success and ability to invest and grow depend largely on our ability to attract and retain highly skilled technical, professional, managerial, sales and marketing personnel. Historically, competition for these key personnel has been intense. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, delays in hiring required personnel, particularly engineering and sales personnel, or the loss of key personnel to competitors could make it difficult for us to meet key objectives, such as timely and effective product introductions and financial goals.
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
The wireless access, interconnection and backhaul business is a specialized segment of the wireless telecommunications industry and is extremely competitive. Competition in this segment is intense, and we expect it to increase. Some of our competitors have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical and personnel resources than we have. In addition, some of our competitors have greater name recognition, broader product lines, a larger installed base of products and longer-standing customer relationships. Our competitors include established companies, such as Ericsson, Huawei, NEC and Nokia, as well as a number of other public and private companies, such as Ceragon, DragonWave and SIAE. Some of our competitors are OEMs or systems integrators through whom we market and sell our products, which means our business success may depend on these competitors to some extent. One or more of our largest customers could internally develop the capability to manufacture products similar to those manufactured or outsourced by us and, as a result, the demand for our products and services may decrease.
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
During fiscal 2016, 2015 and 2014, we recorded charges to reduce the carrying value of our inventory which totaled $9.9 million, $8.0 million and $7.2 million, respectively. Such charges equaled 3.7%, 2.4% and 2.1% of our revenue in fiscal 2016, 2015 and 2014, respectively. These charges were primarily due to excess and obsolete inventory resulting from lower forecast, product transitioning or discontinuance.
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
Further, our inventory of finished products may accumulate as the result of inaccuracies in the forecasting process, cancellation of customer orders or our customers’ refusal to confirm the acceptance of our products. Our forecasting process is based on information discussed with customers concerning future orders. If a customer chooses to revise or hold on placing the order, we may see an unfavorable impact on our inventory given the customization that is involved in our products. Our contract manufacturers are required to purchase inventory based on manufacturing projections we provide to them. If actual orders from our customers are lower than these manufacturing projections, our contract manufacturers will have excess inventory of raw materials or finished products which we would be required to purchase. In addition, we require our contract manufacturers from time to time to purchase more inventory than is immediately required, and to partially assemble components, in order to shorten our delivery time in case of an increase in demand for our products. In the absence of such increase in demand, we may need to compensate our contract manufacturers. If we are required to purchase excess inventory from our contract manufacturers or otherwise compensate our contract manufacturers for purchasing excess inventory, our business, financial condition and results of operations could be materially adversely affected. We also may purchase components or raw materials from time to time for use by our contract manufacturers in the manufacturing of our products. These purchases are based on our own manufacturing projections. If our actual orders are lower than these manufacturing projections, we may accumulate excess inventory, which we may be required to write down. If we are forced to write down inventory other than in the normal course of business, our business, financial condition and results of operations could be materially adversely affected.
The effects of the poor global financial and economic conditions in certain markets has had, and may continue to have, significant effects on our customers and suppliers, and has in the past, and may in the future have, a material adverse effect on our business, operating results, financial condition and stock price.
The effects of poor global financial and economic conditions in certain markets include, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide.

Poor economic conditions in certain markets have adversely affected and may continue to adversely affect our customers’ access to capital and/or willingness to spend capital on our products, and/or their levels of cash liquidity and/or their ability and/or willingness to pay for products that they will order or have already ordered from us, or result in their ceasing operations. Further, we have experienced an increasing number of our customers, principally in emerging markets, requesting longer payment terms, lease or vendor financing arrangements, longer terms for the letters of credit securing purchases of our products and services, which could potentially negatively impact our orders, revenue conversion cycle, and cash flows.
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
In addition, poor economic conditions in certain markets could materially adversely affect our suppliers’ access to capital and liquidity with which to maintain their inventories, production levels, and/or product quality, could cause them to raise prices or lower production levels, or result in their ceasing operations. Further, with respect to our credit facility discussed under “Liquidity, Capital Resources and Financial Strategies” in Item 7 of this Annual Report on Form 10-K, if continued uncertain economic conditions adversely affect Silicon Valley Bank, our ability to access the funds available under our credit facility could be materially adversely affected.
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

As a result of changes in tax laws, treaties, rulings, regulations or agreements, or their interpretation, of any country in which we operate, the loss of a major tax dispute or a successful challenge to our operating structure, intercompany pricing policies or the taxable presence of our key subsidiaries in certain countries, or other factors, our effective tax rate could be highly volatile and could adversely affect our operating results.
We operate in multiple jurisdictions and our profits are taxed pursuant to the tax laws of these jurisdictions. Our future effective tax rate may be adversely affected by a number of factors, many of which are outside of our control, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;

•	ability to utilize net operating loss;

•	changes in available tax credits;

•	changes in share-based compensation expense;

•	changes in the valuation of our deferred tax assets and liabilities;

•	changes in domestic or international tax laws or the interpretation of such tax laws;

•	the resolution of issues arising from tax audits with various tax authorities;

•	the tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods; and

•	taxes that may be incurred upon a repatriation of cash from foreign operations.
Any significant increase in our future effective tax rates could impact our results of operations for future periods adversely.
Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes and other tax benefits may be limited.
Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limitation on the amount of taxable income that may be offset if a corporation experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when a company’s “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the company by more than 50 percentage points (by value) over a rolling three-year period. Additionally, various states have similar limitations on the use of state net operating losses (“NOL”) following an ownership change.
If we experience an ownership change, our ability to use our NOLs, any loss or deducting attributable to a “net unrealized built-in loss” and other tax attributes (collectively, the “Tax Benefits”) could be substantially limited, and the timing of the usage of the Tax Benefits could be substantially delayed, which could significantly impair the value of the Tax Benefits.  There is no assurance that we will be able to fully utilize the Tax Benefits and we could be required to record an additional valuation allowance related to the amount of the Tax Benefits that may not be realized, which could adversely impact our result of operations.
We believe that these Tax Benefits are a valuable asset for us. On September 6, 2016, our Board of Directors approved a Tax Benefit Preservation Plan (the “Plan”) in an effort to protect our Tax Benefits during the effective period of the Plan. Further, on September 6, 2016, our Board of Directors adopted certain amendments to our Amended and Restated Certificate of Incorporation, as amended (the “Charter Amendments”), which are intended to preserve the Tax Benefits by restricting certain transfers of our common stock. The Plan and the Charter Amendments will be submitted to a stockholder vote at our 2016 annual meeting of stockholders. If our stockholders do not approve the Plan, it will expire. If our stockholders do not approve the Charter Amendments, they will not become effective. Although the Plan and the Charter Amendments are intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the restrictions on transferability in the Plan and the Charter Amendments will prevent all transfers that could result in such an “ownership change.” There also can be no assurance that the transfer restrictions in the Charter Amendments, if they become effective, will be enforceable against all of our stockholders absent a court determination confirming such enforceability. The transfer restrictions may be subject to challenge on legal or equitable grounds.
The Plan and the Charter Amendments could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, us or a large block of our common stock. A third party that acquires 4.9% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the Plan through the issuance of common stock or common stock equivalents to all stockholders other than the acquiring person. The acquisition may also be void under the Charter Amendments.
The foregoing provisions may adversely affect the marketability of our common stock by discouraging potential investors from acquiring our stock. In addition, these provisions could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, or impede an attempt to acquire a significant or controlling interest in us, even if such events might be beneficial to us and our stockholders.
Our customers may not pay for products and services in a timely manner, or at all, which would decrease our cash flows and adversely affect our working capital.
Our business requires extensive credit risk management that may not be adequate to protect against customer nonpayment. A risk of non-payment by customers is a significant focus of our business. We expect a significant amount of future revenue to come from international customers in developing countries. We do not generally expect to obtain collateral for sales, although we require letters of credit or credit insurance as appropriate for international customers. For information regarding the percentage of revenue attributable to certain key customers, see the risks discussed in the following risk factor. Our historical accounts receivable balances have been concentrated in a small number of significant customers. Unexpected adverse events impacting the financial condition of our customers, bank failures or other unfavorable regulatory, economic or political events in the countries in which we do business may impact collections and adversely impact our business, require increased bad debt expense or receivable write-offs and adversely impact our cash flows, financial condition and operating results, which could also result in a breach of our bank covenants.
Because a significant amount of our revenue may come from a limited number of customers, the termination of any of these customer relationships may adversely affect our business.
Sales of our products and services historically have been concentrated in a small number of customers. Principal customers for our products and services include domestic and international wireless/mobile service providers, OEMs, as well as private network users such as public safety agencies; government institutions; and utility, pipeline, railroad and other industrial enterprises that operate broadband wireless networks. During fiscal 2016, 2015 and 2014, we had one international customer in Africa, MTN Group that accounted for 18%, 14% and 17%, respectively, of our total revenue. Although we have a large customer base, during any given quarter a small number of customers may account for a significant portion of our revenue.
It is possible that a significant portion of our future product sales also could become even more concentrated in a limited number of customers. In addition, product sales to major customers have varied widely from period to period. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, or our inability to gain additional customers could result in declines in our revenue or an inability to grow revenue. In addition, further consolidation of our potential customer base could result in purchasing decision delays as consolidating customers integrate their operations and could generally reduce our opportunities to win new customers to the extent that the number of potential customers decreases. Furthermore, as our customers become larger, they may have more leverage to negotiate better pricing which could adversely affect our revenues and gross margins.
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

•	diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions;

•	potential difficulties in completing projects associated with in-process research and development intangibles;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in each market have stronger market positions;

•	initial dependence on unfamiliar supply chains or relatively small supply partners;

•	insufficient revenue to offset increased expenses associated with acquisitions; and

•	the potential loss of key employees, customers, resellers, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans.
Acquisitions may also cause us to:

•	issue common stock that would dilute our current stockholders;

•	use a substantial portion of our cash resources, or incur debt;

•	significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;

•	assume material liabilities;

•	record goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur tax expenses related to the effect of acquisitions on our intercompany R&D cost sharing arrangement and legal structure;

•	incur large and immediate write-offs and restructuring and other related expenses; and

•	become subject to intellectual property or other litigation.
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
Although a majority of our sales are made through our direct sales force, we also market our products through indirect sales channels such as independent agents, resellers, OEMs and systems integrators. These relationships enhance our ability to pursue major contract awards and, in some cases, are intended to provide our customers with easier access to financing and a greater variety of equipment and service capabilities, which an integrated system provider should be able to offer. We may not be able to maintain our current relationships or develop new ones. If additional relationships are developed, they may not be successful. Furthermore, as we consider increasing licensing revenue based on upgraded technology, we may not be successful in transitioning customers to the planned software upgrades. Our inability to establish or maintain these distribution and licensing relationships could restrict our ability to market our products and thereby result in significant reductions in revenue. If these revenue reductions occur, our business, financial condition and results of operations would be harmed.
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

In previous periods, we identified material weaknesses in our internal control over financial reporting and, if we are unable to satisfy regulatory requirements relating to internal controls or if our internal control over financial reporting is not effective, our business and stock price could be adversely affected.
In connection with Section 404 of the Sarbanes-Oxley Act, we have identified in the past and may, in the future, identify deficiencies in our internal control over financial reporting. In connection with the audit of our consolidated financial statements as of and for the years ended July 3, 2015 and June 27, 2014, we have concluded that there were material weaknesses related to our internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of July 3, 2015 and June 27, 2014, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-An Integrated Framework (2013). Although we believe that we have remediated these material weaknesses as of July 1, 2016, if we identify additional material weaknesses in our internal controls are identified in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. We could also be subject to litigation which, whether meritorious or not, could be time consuming, costly or divert significant operational resources. Further, we could lose investor confidence in the accuracy and completeness of our financial reports, and our reputation, business, results of operations and stock price could be adversely affected.
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
Anti-takeover provisions of Delaware law, the Plan, and provisions in our Amended and Restated Certificate of Incorporation, as amended, and Amended and Restated Bylaws could make a third-party acquisition of us difficult.
Because we are a Delaware corporation, the anti-takeover provisions of Delaware law could make it more difficult for a third party to acquire control of us, even if the change in control would be supported by our stockholders. We are subject to the provisions of Section 203 of the General Corporation Law of Delaware, which prohibits us from engaging in certain business combinations, unless the business combination is approved in a prescribed manner. In addition, our Amended and Restated Certificate of Incorporation, as amended, and Amended and Restated Bylaws also contain certain provisions that may make a third-party acquisition of us difficult, including the ability of the Board of Directors to issue preferred stock and the requirement that nominations for directors and other proposals by stockholders must be made in advance of the meeting at which directors are elected or the proposals are voted upon.
In addition, the Plan and the Charter Amendments could make an acquisition of us more difficult, and certain acquisitions may also be void under the Charter Amendments. The risks associated with the Plan and the Charter Amendments are described in more detail above under the heading “Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes and other tax benefits may be limited.”
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of July 1, 2016, we leased approximately 294,000 square feet of facilities worldwide, with approximately 62% in the United States, mostly in California, Texas, and North Carolina. Our corporate headquarters is located in Santa Clara, California, and consists of a building of approximately 129,000 square feet. In June 2016, we entered into a lease agreement for our new corporate headquarters in Milpitas, California with a term of 60 months which consists of approximately 19,000 square feet office space. In the same month, we signed a lease termination agreement for our current headquarters lease. We expect to complete the move of our corporate headquarters to Milpitas, California by September 2016. We also lease approximately 54,000 square feet of office, assembly facilities and warehouse in certain locations in Texas. Internationally, we lease approximately 111,000 square feet of facilities throughout Europe, Canada, Central America, South America, Africa and Asia regions, including offices in Singapore, Slovenia, Philippine Islands, India, Mexico, Brazil, South Africa, Ghana, Ivory Coast, Kenya, Nigeria, Algeria, France, Netherlands, Poland, Russia, Australia, Dubai, Saudi Arabia, Lebanon, China, and Thailand. In addition, we own approximately 108,000 square feet of facilities in Wellington, New Zealand and Lanarkshire, Scotland.
We maintain our facilities in good operating condition, and believe that they are suitable and adequate for our current and projected needs. We continuously review our anticipated requirements for facilities and may, from time to time, acquire additional facilities, expand existing facilities, or dispose of existing facilities or parts thereof, as we deem necessary.
For more information about our lease obligations, see “Note 12. Commitments and Contingencies” of the notes to consolidated financial statements, which are included in Item 8 in this Annual Report on Form 10-K.

Item 3. Legal Proceedings
We are subject from time to time to disputes with customers concerning our products and services. In May 2016, we received notification of a claim for $1.0 million in damages from a customer in Austria alleging that certain of our products were defective. We are continuing to investigate this claim, and at this time an estimate of the reasonably possible loss or range of loss cannot be made. In August 2016, we received a correspondence from a customer in Africa demanding that certain inventory aggregating $1.0 million be repurchased under the terms of an inventory management agreement that we believe has expired. We are continuing to investigate this demand, and at this time an estimate of the reasonably possible loss or range of loss cannot be made. We believe that we have numerous contractual and legal defenses to these disputes, which are in their early stages, and we intend to dispute them vigorously.
From time to time, we may be involved in various other legal claims and litigation that arise in the normal course of our operations. We are aggressively defending all current litigation matters. Although there can be no assurances and the outcome of these matters is currently not determinable, we currently believe that none of these claims or proceedings are likely to have a material adverse effect on our financial position. We expect to defend each of these disputes vigorously. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation and/or substantial settlement charges. As a result, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, if any.
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
According to the records of our transfer agent, as of August 18, 2016, there were 2,666 holders of record of our common stock. The following table sets forth the high and low closing prices for a share of our common stock on NASDAQ Global Select Market for the periods indicated during our fiscal years 2016 and 2015, as adjusted for the 1-for-12 reverse stock split discussed in “Note 1. The Company and Summary of Significant Accounting Policies” of the notes to consolidated financial statements, which are included in Item 8 in this Annual Report on Form 10-K:

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter	$15.96	$12.48	$21.36	$13.92
Second Quarter	$14.04	$8.92	$22.80	$15.84
Third Quarter	$9.57	$6.60	$18.24	$13.20
Fourth Quarter	$9.31	$6.18	$15.84	$13.44
Dividend Policy
We have not paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain any earnings for use in our business. In addition, the covenants of our credit facility may restrict us from paying dividends or making other distributions to our stockholders under certain circumstances.
Sales of Unregistered Securities
During fiscal 2016, we did not issue or sell any unregistered securities.
Issuer Repurchases of Equity Securities
During fiscal 2016, we did not repurchase any equity securities.
Performance Graph
The following graph and accompanying data compares the cumulative total return on our common stock with the cumulative total return of the Total Return Index for The NASDAQ Composite Market (U.S. Companies) and the NASDAQ Telecommunications Index for the five-year period ended July 1, 2016. The stock price performance shown on the graph below is not necessarily indicative of future price performance. Note that this graph and accompanying data is “furnished,” not “filed,” with the SEC.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Aviat Networks, Inc., the NASDAQ Composite Index
and the NASDAQ Telecommunications Index

	7/1/2011	6/29/2012	6/28/2013	6/27/2014	7/3/2015	7/1/2016
Aviat Networks, Inc.	100.00	70.70	66.15	31.57	33.21	16.93
NASDAQ Composite	100.00	105.37	123.92	162.15	186.87	183.65
NASDAQ Telecommunications	100.00	87.44	112.30	130.47	136.62	138.62
 ____________________________

*
Assumes (i) $100 invested on July 1, 2011 in Aviat Networks, Inc. common stock, the Total Return Index for The NASDAQ Composite Market (U.S. companies) and the NASDAQ Telecommunications Index; and (ii) immediate reinvestment of all dividends.

Item 6.   Selected Financial Data
The following table summarizes our selected historical financial information for each of the last five fiscal years that has been derived from our consolidated financial statements. All per-share data have been retroactively adjusted for the 1-for-12 reverse stock split discussed in “Note 1. The Company and Summary of Significant Accounting Policies” of the notes to consolidated financial statements, which are included in Item 8 of this Annual Report of Form 10-K. Data presented for fiscal years 2016, 2015 and 2014 are included elsewhere in this Annual Report on Form 10-K. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes, included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
(In thousands)	July 1, 2016	July 3, 2015	June 27, 2014(1)	June 28, 2013(1)	June 29, 2012(Unaudited) (1)
Revenue from product sales and services	$268,690	$335,878	$346,032	$471,255	$444,032
Cost of product sales and services	206,973	255,188	260,844	332,913	312,639
Loss from continuing operations (2) (3)	(30,178)	(24,648)	(52,018)	(12,647)	(15,822)
Net loss (2) (3)	(29,637)	(24,554)	(51,100)	(16,725)	(24,466)
Net income attributable to noncontrolling interests, net of tax	270	71	—	—	—
Net loss attributable to Aviat Networks (2) (3)	(29,907)	(24,625)	(51,100)	(16,725)	(24,466)
Basic and diluted loss per common share:
Loss from continuing operations	$(5.81)	$(4.77)	$(10.13)	$(2.53)	$(3.22)
Net loss	(5.71)	(4.75)	(9.95)	(3.34)	(4.97)
_______________________

(1)	As revised, during the fourth quarter of fiscal 2015, these amounts have been revised as we identified and corrected errors around our accrued liability related to cost of services revenue.

(2)	Include share-based compensation expense $1.8 million, $2.2 million, $3.4 million, $6.4 million and $5.2 million for fiscal 2016, 2015, 2014, 2013 and 2012 respectively.

(3)	Include restructuring charges of $2.5 million, $4.9 million, $11.2 million, $3.1 million and $2.3 million for fiscal 2016, 2015, 2014, 2013 and 2012 respectively.

	As of
(In thousands)	July 1, 2016	July 3, 2015	June 27, 2014(1)	June 28, 2013(1)	June 29, 2012(Unaudited) (1)
Total assets	$166,111	$224,715	$253,184	$305,816	$329,634
Long-term liabilities	12,707	18,198	19,574	24,825	24,747
_______________________

(1)	As revised, during the fourth quarter of fiscal 2015, these amounts have been revised as we identified and corrected errors around our accrued liability related to cost of services revenue.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2015 and 2016 Results
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes. In the discussion below, our fiscal year ending June 30, 2017 is referred to as “fiscal 2017” or “2017”; our fiscal year ended July 1, 2016 is referred to as “fiscal 2016” or “2016”; our fiscal year ended July 3, 2015 is referred to as “fiscal 2015” or “2015”; and our fiscal year ended June 27, 2014 is referred to as “fiscal 2014” or “2014.”
Overview
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
Our strategic focus in fiscal 2017 will be to continue to accelerate innovation and optimize our product portfolio, improve costs and operational efficiencies, grow our revenue and create a sustainable, profitable business model. To do this, we continue to examine our products, markets, facilities, development programs, and operational flows to ensure we are focused on what we do well and what will differentiate us in the future. We will continue working to streamline management processes to attain the efficiency levels required by the markets in which we do business.
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
Operations Review
The market for mobile backhaul continues to be our primary addressable market segment and, over the long term, the demand for increasing the backhaul capacity in our customers’ networks continues to grow. In North America we supported long-term evolution (“LTE”) deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. Our international business was adversely affected in fiscal 2016 by constrained availability of U.S. dollars in countries with economies highly dependent on resource exports, particularly oil. This condition limited capital spending and slowed payments from customers in those locations. In international markets, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of some large 3G deployments, and the emergence of early stage LTE deployments. Our position continues to be to support our customers for LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. We continue to find that our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. However, as disclosed above and in the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we service.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and Middle East, (2) Europe and Russia and (3) Latin America and Asia Pacific. Revenue by region for fiscal 2016, 2015 and 2014 and the related changes were shown in the table below:

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2016	2015	2014	2016/2015	2015/2014	2016/2015	2015/2014
North America	$125,482	$153,239	$142,027	$(27,757)	$11,212	(18.1)%	7.9%
Africa and Middle East	82,742	97,112	108,906	(14,370)	(11,794)	(14.8)%	(10.8)%
Europe and Russia	20,539	35,990	36,043	(15,451)	(53)	(42.9)%	(0.1)%
Latin America and Asia Pacific	39,927	49,537	59,056	(9,610)	(9,519)	(19.4)%	(16.1)%
Total Revenue	$268,690	$335,878	$346,032	$(67,188)	$(10,154)	(20.0)%	(2.9)%
Our revenue in North America decreased $27.8 million, or 18.1%, in fiscal 2016 compared with fiscal 2015. While our order volume increased in North America compared to fiscal 2015, we experienced a shift in the mix of business away from wireless operator customers and toward private networks operated by governments and utilities. The decrease in the North America wireless operator customers revenue was due primarily to them reaching the end of their LTE network build cycle. In addition, orders from private networks generally have a longer cycle time from order placement to completion for revenue than orders from the wireless operators, owing to the larger degree of service content included with the private network projects. In fiscal 2016 we saw a decrease in revenue both from the lower volume of business with wireless operator customers and from the longer cycle time to revenue from the larger volume of business with private network customers. Revenue in North America increased $11.2 million, or 7.9%, in fiscal 2015 compared with fiscal 2014. The increase in North America primarily resulted from increase of revenue from the government and utility markets, while revenue from network operator customers declined in fiscal 2015 compared with fiscal 2014.
Revenue in Africa and Middle East decreased $14.4 million, or 14.8%, in fiscal 2016 compared with fiscal 2015. The fiscal 2016 decrease in revenue came from decreased sales volume to our private network customers in the Middle East and across several customers in Africa. Revenue with our major wireless operator customers in the region remained relatively low, and slightly down in fiscal 2016 compared to fiscal 2015. Revenue in Africa and Middle East decreased $11.8 million, or 10.8%, in fiscal 2015 compared with fiscal 2014, reflecting network operator capital spending restraint in fiscal 2015 compared with fiscal 2014.
Revenue in Europe and Russia was down $15.5 million, or 42.9%, in fiscal 2016 compared with fiscal 2015. The decrease came from lower sales to our large customers in the region compared with the same periods in fiscal 2015. Both the unfavorable currency exchange rate change on our U.S. dollar based prices and limited customer capital spending in the region contributed to lower revenue volume during fiscal 2016. Revenue in Europe and Russia remained approximately the same for fiscal 2015 compared with fiscal 2014.
Revenue in Latin America and Asia Pacific declined $9.6 million, or 19.4%, in fiscal 2016 compared with fiscal 2015, mostly due to lower product sales to several mid-size customers in Asia Pacific, partially offset by a large increase with one of our major customers in the region. The decrease was also attributable to a year-to-year reduction in sales to private network customers in Latin America. Revenue in Latin America and Asia Pacific declined $9.5 million, or 16.1%, in fiscal 2015 compared with fiscal 2014, mostly due to lower product sales to our customers in Latin America.

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2016	2015	2014	2016/2015	2015/2014	2016/2015	2015/2014
Product sales	$167,827	$214,874	$222,628	$(47,047)	$(7,754)	(21.9)%	(3.5)%
Services	100,863	121,004	123,404	(20,141)	(2,400)	(16.6)%	(1.9)%
Total Revenue	$268,690	$335,878	$346,032	$(67,188)	$(10,154)	(20.0)%	(2.9)%

Our revenue from product sales decreased $47.0 million, or 21.9%, in fiscal 2016 compared with fiscal 2015. Product volumes were lower in all sectors, but the majority of the decrease was in North America and Europe. In North America this decline reflected fewer orders from wireless operators and the extended cycle time to complete large projects. In Europe, this decline reflected constrained capital spending mentioned above. Our service revenue decreased $20.1 million, or 16.6%, in fiscal 2016 compared with fiscal 2015, due to reduced service activities in all sectors, but particularly in North America, Middle East and Africa.
Our revenue from product sales decreased $7.8 million, or 3.5%, in fiscal 2015 compared with fiscal 2014. The decrease came primarily from weaker product sales in Africa and Latin America, offset in part by stronger product sales in North America, Europe and Asia. Our services revenue decreased $2.4 million, or 1.9%, in fiscal 2015 compared with fiscal 2014, due to reduced service activities in Asia Pacific, Europe and Latin America, partially offset by increased service activities in Africa and North America.
During fiscal 2016, the MTN Group in Africa accounted for 18% of our total revenue compared with 14% in fiscal 2015 and 17% in fiscal 2014. We have entered into separate and distinct contracts with MTN Group as well as separate arrangements with various MTN Group subsidiaries. The loss of all or a substantial portion of MTN Group’s business could adversely affect our results of operations, cash flows and financial position.
Gross Margin

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2016	2015	2014	2016/2015	2015/2014	2016/2015	2015/2014
Revenue	$268,690	$335,878	$346,032	$(67,188)	$(10,154)	(20.0)%	(2.9)%
Cost of revenue	206,973	255,188	260,844	(48,215)	(5,656)	(18.9)%	(2.2)%
Gross margin	$61,717	$80,690	$85,188	$(18,973)	$(4,498)	(23.5)%	(5.3)%
% of revenue	23.0%	24.0%	24.6%
Product margin %	23.3%	23.7%	22.4%
Service margin %	22.4%	24.5%	28.6%
Gross margin for fiscal 2016 decreased $19.0 million, or 23.5%, compared with fiscal 2015, primarily due to decreased revenue volume across all business sectors during fiscal 2016, partially offset by reduced supply chain costs compared with fiscal 2015. Gross margin as a percentage of revenue decreased in fiscal 2016 compared with fiscal 2015 primarily due to the large drop in revenue volume relative to supply chain costs during the year. Product margin as a percentage of product revenue decreased from fiscal 2015 primarily due to supply chain costs being absorbed by a substantially smaller volume of product sales during the year and an increase in inventory write-down of $2.9 million. Service margin as a percentage of service revenue declined primarily due to a less profitable service business in international markets.
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
Research and Development Expenses

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2016	2015	2014	2016/2015	2015/2014	2016/2015	2015/2014
Research and development expenses	$20,806	$25,368	$35,478	$(4,562)	$(10,110)	(18.0)%	(28.5)%
% of revenue	7.7%	7.6%	10.3%

Our R&D expenses decreased $4.6 million, or 18.0%, in fiscal 2016 compared with fiscal 2015. The decrease in R&D expenses was primarily due to a $4.4 million reduction in personnel and related expenses due to the restructuring programs implemented, and $1.8 million facility expense reassigned to restructuring accounts. The decreases were partially offset by a $1.7 million increase in professional services and material spending for new products. We continue to invest in new product features, new functionality and lower cost platforms that we believe will enable our product lines to retain their technology leads in a cost effective manner.
Our R&D expenses decreased $10.1 million, or 28.5%, in fiscal 2015 compared with fiscal 2014. The decrease in R&D expenses was primarily due to a $7.2 million reduction in personnel and related expenses, a $1.2 million decrease in new product development costs, a $2.0 million decrease in facility expense, a $0.2 million decrease in travel expense and a $0.2 million decrease in share-based compensation expenses. These decreases were primarily due to restructuring initiatives implemented in Santa Clara, California.
Selling and Administrative Expenses

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2016	2015	2014	2016/2015	2015/2014	2016/2015	2015/2014
Selling and administrative expenses	$65,902	$76,005	$88,776	$(10,103)	$(12,771)	(13.3)%	(14.4)%
% of revenue	24.5%	22.6%	25.7%
Our selling and administrative expenses decreased $10.1 million, or 13.3%, in fiscal 2016 compared with fiscal 2015. The decrease was primarily due to a $3.8 million decrease in personnel and related expenses, a $6.5 million reduction in professional fees primarily associated with accounting, IT, legal, and marketing consulting services, a $1.4 million decrease in sales commission and incentive compensation, and a $0.4 million decrease in share-based compensation expenses. The decreases were partially offset by a $1.9 million increase in professional fees primarily associated with process improvements, and a $0.6 million increase in bad debt expenses. We will continue to seek ways to improve our operating efficiency in fiscal 2017.
Our selling and administrative expenses decreased $12.8 million, or 14.4%, in fiscal 2015 compared with fiscal 2014. The decrease was due primarily to a $7.1 million decrease in personnel and related expenses, a $1.8 million decrease in IT consulting expenses as result of the completion of our ERP system implementation, a $1.7 million reduction in travel expenses, a $3.6 million decrease in sales commission and incentive compensation, and a $1.0 million decrease in share-based compensation expenses resulting from employee terminations and full vesting of prior stock awards. The decreases were partially offset by a $3.4 million increase in professional fees.
Restructuring Charges
During the fourth quarter of fiscal 2016, we initiated a restructuring plan (the “Fiscal 2016-2017 Plan”) to streamline our operations and align expense with current revenue levels. Activities under the Fiscal 2016-2017 Plan primarily include reductions in force in marketing, selling and general and administrative functions across the Company.
During the third quarter of fiscal 2015, with the intent to bring our operational cost structure in line with the changing dynamics of the microwave radio and telecommunications markets, we initiated a restructuring plan (“the Fiscal 2015-2016 Plan”) to lower fixed overhead costs and operating expenses and to preserve cash flow. Activities under the Fiscal 2015-2016 Plan primarily include reductions in force across the Company, but primarily in operations outside the United States.
During the third quarter of fiscal 2014, in line with the decrease in revenue that we experienced and our reduced forecast for the immediate future, we initiated a restructuring plan (“the Fiscal 2014-2015 Plan”) to reduce our operating costs, primarily in North America, Europe and Asia. Activities under the Fiscal 2014-2015 Plan primarily include reductions in force and additional facility downsizing of our Santa Clara, California headquarters.
During the fourth quarter of fiscal 2013, we initiated a restructuring plan (the “Fiscal 2013-2014 Plan”) that was intended to reduce our operating expenses primarily in North America, Europe and Asia. Activities under the Fiscal 2013-2014 Plan included reductions in force and the downsizing of our Santa Clara, California headquarters and certain international field offices.

Our restructuring charges by plan for fiscal 2016, 2015 and 2014 are summarized in the table below:

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2016	2015	2014	2016/2015	2015/2014	2016/2015	2015/2014
Fiscal 2016-2017 Plan	$2,210	$—	$—	$2,210	$—	N/A	N/A
Fiscal 2015-2016 Plan	282	3,503	—	(3,221)	3,503	(91.9)%	N/A
Fiscal 2014-2015 Plan	77	1,277	5,852	(1,200)	(4,575)	(94.0)%	(78.2)%
Fiscal 2013-2014 Plan	(114)	87	5,407	(201)	(5,320)	(231.0)%	(98.4)%
Fiscal 2011 Plan	—	—	(61)	—	61	N/A	(100.0)%
Total	$2,455	$4,867	$11,198	$(2,412)	$(6,331)	(49.6)%	(56.5)%
Our restructuring expenses consisted primarily of severance and related benefit charges, facilities costs related to obligations under non-cancelable leases for facilities that we ceased to use, and lease termination charges. During June 2016, we entered into a lease termination agreement for our current headquarters lease in Santa Clara, California. We ceased using parts of the building under the Fiscal 2014-2015 Plan and under the Fiscal 2013-2014 Plan, and recognized lease impairment liabilities in fiscal 2015 and 2014, respectively.
Restructuring charges for fiscal 2016 included $2.5 million employee severance and benefits costs primarily related to the Fiscal 2016-2017 Plan and the Fiscal 2015-2016 Plan, a $1.9 million lease termination payable, offset by a $1.2 million deferred rent liability write-off and a net decrease of $0.7 million lease impairment liabilities both resulted from the termination of our Santa Clara headquarters building. Restructuring charges for fiscal 2015 included a $2.9 million employee termination charge primarily related to the Fiscal 2015-2016 Plan, a $1.4 million facility charge related to ceasing to use portion of our Santa Clara headquarters building and a $0.6 million Slovenia government fund penalty charge related to the workforce reduction. Restructuring charges for fiscal 2014 included a $4.8 million facilities charge primarily related to ceasing to use a portion of our Santa Clara headquarters building and a $6.4 million employee termination charge related to our Fiscal 2014-2015 Plan and Fiscal 2013-2014 Plan.
We intend to substantially complete the remaining restructuring activities under all Plans by the end of fiscal 2017.
Interest Income, Interest Expense and Other Expense

	Fiscal Year
(In thousands)	2016	2015	2014
Interest income	$252	$360	$480
Interest expense	(104)	(388)	(389)
Other expense	(1,245)	—	—
Interest income reflected interest earned on our cash equivalents which were comprised of money market funds and certificates of deposit.
Interest expense was primarily related to interest associated with borrowings and term loans under the Silicon Valley Bank (“SVB”) Credit Facility and discounts on customer letters of credit.
Other expense related to the foreign exchange loss on a dividend declared by our Nigeria entity (a partnership for U.S. tax purpose) to Aviat U.S. entity which was caused by a significant devaluation of the Nigerian Naira in June 2016.
Income Taxes

	Fiscal Year			$ Change
(In thousands, except percentages)	2016	2015	2014	2016/2015	2015/2014
Loss from continuing operations before income taxes	$(28,543)	$(25,958)	$(50,553)	$(2,585)	$24,595
Provision for (benefit from) income taxes	1,635	(1,310)	1,465	2,945	(2,775)
As % of loss from continuing operations before income taxes	(5.7)%	5.0%	(2.9)%

Our income tax expense (benefit) from continuing operations was $1.6 million of expense for fiscal 2016 compared to $1.3 million of benefit for fiscal 2015 and $1.5 million of expense for fiscal 2014. The difference between our income tax expense (benefit) from continuing operations and income tax expense at the statutory rate of 35% was primarily attributable to losses in tax jurisdictions in which we cannot recognize a tax benefit and increase in foreign withholding taxes. During fiscal 2015, we released approximately $4.4 million of its deferred tax valuation allowance in jurisdictions where management believed the utilization of deferred tax assets was more likely than not based on the weighting of positive and negative evidence which resulted in an income tax benefit in fiscal 2015.
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain.
Income from Discontinued Operations

	Fiscal Year			$ Change
(In thousands)	2016	2015	2014	2016/2015	2015/2014
Income from discontinued operations, net of tax	$541	$94	$918	$447	$(824)
Our discontinued operations consisted of the WiMAX business, which was sold to EION Networks, Inc. (“EION”) on September 2, 2011. We completed the business transition with EION in fiscal 2012. The income recognized in fiscal 2015 was primarily due to a $0.1 million write-off of accrued liabilities due to EION. The income recognized in fiscal 2016 and fiscal 2014 was primarily due to recovery of certain WiMAX customer receivables that were previously written down.
Liquidity, Capital Resources and Financial Strategies
As of July 1, 2016, our total cash and cash equivalents and short-term investments totaled $30.7 million. Approximately $18.5 million, or 60.2%, was held by entities domiciled in the United States. The remaining balance of $12.2 million, or 39.8%, was held by entities outside the United States. In June of 2016, the Nigeria Central Bank allowed the Naira to float freely after being fixed at approximately 197 Naira to one U.S. dollar. This event caused a devaluation in the Naira to approximately 280 Naira to one U.S. dollar and reduced our Nigerian cash balance by approximately $1.5 million. Of the amount of cash and cash equivalents held by our foreign subsidiaries at July 1, 2016, $8.2 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to U.S. taxes.
Operating Activities
Cash used in operating activities is net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash used in operating activities was $0.1 million for fiscal 2016, $9.0 million for fiscal 2015 and $29.3 million for fiscal 2014.
For fiscal 2016 compared to fiscal 2015, the $8.8 million decrease in cash used operating activities was due to changes in working capital and adjustments for non-cash items offset by a higher net loss. The adjustments for non-cash items were higher than fiscal 2015 due primarily to deferred income taxes, and inventory and customer service inventory write-downs, partially offset by lower depreciation and amortization of property, plant and equipment, amortization of identifiable intangible assets and share-based compensation.
Changes in assets and liabilities for fiscal 2016 compared to fiscal 2015 included a decrease in accounts receivable, unbilled costs, accounts payable, advance payments and unearned income and accrued expenses. These decreases were offset by an increase in inventories and other assets and liabilities. In addition, we used $3.3 million in cash during fiscal 2016 on expenses related to restructuring liabilities. Our accounts receivable and unbilled costs fluctuate from period to period depending on the amount and timing of billing activity and cash collections. The change in accounts payable and accrued expenses were due to timing of additional liabilities and payments in general. The change in advance payments and unearned income were due to timing of payment from customers and revenue recognition. Inventory balance fluctuates depending on demand.
For fiscal 2015 compared to fiscal 2014, the $20.3 million decrease in cash used in operating activities was due to lower net loss and adjustment for non-cash items, offset by changes in working capital.

Investing Activities
Investing cash flows consist primarily of capital expenditures. Net cash used in investing activities was $1.8 million for fiscal year 2016, $3.7 million for fiscal 2015 and $9.4 million for fiscal 2014.
For fiscal 2017, we expect to spend approximately $3.0 million for capital expenditures, primarily on equipment for development and manufacturing of new products and to support customer managed services.
Financing Activities
Financing cash flows consist primarily of proceeds and repayments of short-term debt and proceeds from sale of share of common stock through employee equity plans. Net cash provided by (used in) financing activities was $13 thousand for fiscal year 2016, $2.9 million for fiscal 2015 and $(2.8) million for fiscal 2014.
As of July 1, 2016, our principal sources of liquidity consisted of the $30.7 million in cash, cash equivalents and short-term investments, $4.8 million of available credit under our $30.0 million credit facility with Silicon Valley Bank (“SVB”) which expires on June 30, 2018, and future collections of receivables from customers. We regularly require letters of credit from some customers and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically our primary sources of liquidity have been cash flows from operations and credit facilities.
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
Available Credit Facility, Borrowings and Repayment of Debt
On March 28, 2014, we entered into a Second Amended and Restated Loan Agreement with SVB (the “SVB Credit Facility”). The SVB Credit Facility was amended on September 25, 2014, October 30, 2014 and December 2, 2014 to provide for extensions to the deadline for preparing and filing our fiscal 2014 financial statements with the SEC. On February 27, 2015, the SVB Credit Facility was further amended to provide for certain amendments to the financial covenants, borrowing base and an early termination fee if the SVB Credit Facility is terminated prior to its expiration. In March 2016, we amended the SVB Credit Facility to amend financial covenants and to reduce the maximum borrowing capacity from $40.0 million to $30.0 million. In June 2016, we amended the SVB Credit Facility to amend the minimum Earnings before Interest, Tax, Depreciation and Amortization (“EBITDA”) covenant; to create a new sub-limit for letters of credit issued under the revolving credit facility of $12.0 million; to reduce the advance rate applicable to Singapore Borrower’s eligible accounts in the calculation of the borrowing base of the revolving credit facility; to increase the interest rate margins applicable to revolving loans made to Singapore Borrower by 2.00% above the applicable margin; and to extend the facility maturity date to June 30, 2018. The SVB Credit Facility carries an interest rate computed at the daily prime rate as published in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. During fiscal 2016, the weighted average interest rate on our outstanding loan was 3.88%. As of July 1, 2016 and July 3, 2015, our outstanding debt balance under the SVB Credit Facility was $9.0 million in each fiscal year, and the interest rate was 4.00% and 3.75% respectively.
The SVB Credit Facility provides for a committed amount of up to $30.0 million, with a $30.0 million sublimit that can be borrowed by our Singapore subsidiary. Borrowings that may be advanced under the SVB Credit Facility at the lesser of $30.0 million or a borrowing base equal to a specified percentage of the value of eligible accounts receivable and U.S. unbilled accounts of the Company, subject to certain reserves and eligibility criteria. The SVB Credit Facility can also be utilized to issue letters of credit with a $12.0 million sublimit. If the SVB Credit Facility is terminated by us in certain circumstances prior to its expiration, we are subject to an early termination fee equal to 1% of the revolving line. As of July 1, 2016, available credit under the SVB Credit Facility was $4.8 million reflecting the calculated borrowing base of $20.0 million less existing borrowings of $9.0 million and outstanding letters of credit of $6.2 million.
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
As of July 1, 2016, we were in compliance with the quarterly financial covenants contained in the SVB Credit Facility, as amended. However, as a result of uncertainty on our ability to continue to meet the financial covenants in the future and the fact that the SVB Credit Facility contains subjective acceleration clauses that could be triggered by the lender, the $9.0 million borrowing was classified as a current liability as of July 1, 2016 and July 3, 2015.
Restructuring Payments
We have a liability for restructuring activities totaling $4.8 million as of July 1, 2016, of which $3.9 million is classified as current liability and expected to be paid in cash over the next 12 months. We expect to fund these future payments with available cash and cash equivalents and short-term investments.
Contractual Obligations
As of July 1, 2016, cash payments due under our contractual obligations were estimated as follows:

	Obligations Due by Fiscal Year
(In thousands)	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years	Other
Borrowings under credit facility	$9,000	$9,000	$—	$—	$—	$—
Purchase obligations(1)(4)	21,668	21,316	352	—	—	—
Other purchase obligations (3)(4)	2,160	1,334	826	—	—
Operating lease commitments(4)	11,722	4,217	3,548	1,726	2,231	—
Reserve for uncertain tax positions(2)	1,414	—	—	—	—	1,414
Total contractual cash obligations	$45,964	$35,867	$4,726	$1,726	$2,231	$1,414
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

(2)
Liabilities for uncertain tax positions of $1.4 million were included in long-term liabilities in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

(3)	Contractual obligation related to software licenses.

(4)	These items are not recorded on our consolidated balance sheet.

Commercial Commitments
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit and other arrangements with financial institutions and insurers primarily relating to the guarantee of future performance on certain tenders and contracts to provide products and services to customers. As of July 1, 2016, we had commercial commitments on outstanding surety bonds and standby letters of credit as follows:

	Expiration of Commitments by Fiscal Year
(In thousands)	Total	2017	2018	2019	After 2020
Standby letters of credit used for:
Bids	$4	$4	$—	$—	$—
Performance	6,511	3,777	176	2,538	20
Tax and payment guarantees	303	190	5	—	108
	6,818	3,971	181	2,538	128
Surety bonds used for:
Bids	8	8	—	—	—
Performance	19,328	8,146	—	11,182	—
Tax and payment guarantees	3,669	3,634	35	—	—
	23,005	11,788	35	11,182	—
Total commercial commitments	$29,823	$15,759	$216	$13,720	$128
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

Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of July 1, 2016, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.
Due to the downsizing of certain of our operations pursuant to restructuring plans or otherwise, some properties leased by us have been sublet to third parties. In the event any of these third parties vacate any of these premises, we would be legally obligated under master lease arrangements. We believe that the financial risk of default by such sublessors is not likely to be individually or in the aggregate material to our financial position, results of operations or cash flows.
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
As of July 1, 2016, we had foreign currency forward contracts outstanding with a total notional amount of $1.7 million consisting of two different currencies. The following is a summary of the gross notional amount of our outstanding contracts grouped by the underlying foreign currency as of July 1, 2016:

Currency	Notional Contract Amount (Local Currency)	Notional Contract Amount (USD)
	(In thousands)
British Pound	750	$1,005
Euro	600	669
Total of all currency forward contracts		$1,674
Net foreign exchange loss recorded in our consolidated statements of operations during fiscal 2016, 2015 and 2014 was as follows:

	Fiscal Year
(In thousands)	2016	2015	2014
Amount included in costs of revenues	$(556)	$(3,308)	$(772)
Amount included in other expense	(1,245)	—	—
Total foreign exchange loss, net	$(1,801)	$(3,308)	$(772)
A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of July 1, 2016 would have an impact of approximately $0.2 million on the fair value of such instruments. Certain of our international business was transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars is included as a component of stockholders’ equity. As of July 1, 2016 and July 3, 2015, the cumulative translation adjustment decreased our stockholders’ equity by $11.2 million and $8.7 million, respectively.
In June of 2016, the Nigeria Central Bank allowed the Naira to float freely after being fixed at approximately 197 Naira to one U.S. dollar. This event caused a devaluation in the Naira to approximately 280 Naira to one U.S. dollar resulting in the year over year losses in foreign exchange and cumulative translation adjustments for our Nigeria transactions.
During fiscal 2015 the company experienced increased volatility in foreign currency markets, resulting in the increased year over year losses in foreign exchange and cumulative translation adjustments, particularly in countries where there is no available market to hedge the local currency.

Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our credit facility.
Exposure on Cash Equivalents
We had $30.5 million in total cash and cash equivalents as of July 1, 2016. Cash equivalents totaled $18.8 million as of July 1, 2016 and were comprised of money market funds and certificates of deposit. Cash equivalents have been recorded at fair value on our balance sheet.
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
The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents held as of July 1, 2016 was 348 days, and these investments had an average yield of 6.77% per annum. A 10% change in interest rates on our cash and cash equivalents is not expected to have a material impact on our financial position, results of operations or cash flows.
Exposure on Borrowings
During fiscal 2016, we had $9.0 million of demand borrowings outstanding under our credit facility that incurred interest at the prime rate or prime rate plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. During fiscal 2016, our weighted average interest rate was 3.88% and we recorded total interest expense of less than $0.1million on these borrowings.
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
Revenue Recognition and Valuation of Accounts Receivable
We generate substantially all of our revenue from the sales or licensing of our microwave radio and wireless access systems, network management software, and professional services including installation, commissioning, maintenance and support services and training. Maintenance and support services are generally offered to our customers over a specified period of time and from sales and subsequent renewals of maintenance and support contracts. We recognize the related revenue ratably over the maintenance or service period. Professional services revenue consists of fees we earn related to consulting and educational services. We recognize revenue from professional services as the services are performed or upon written acceptance from customers, if applicable, assuming all other conditions for revenue recognition noted above have been met. Principal customers for our products and services include domestic and international wireless/mobile service providers, original equipment manufacturers, resellers, system integrators, as well as private network users such as public safety agencies, government institutions, and utility, pipeline, railroad and other industrial enterprises that operate broadband wireless networks. Our customers generally purchase a combination of our products and services as part of a multiple element arrangement. Our assessment of which revenue recognition guidance is appropriate to account for each element in an arrangement can involve significant judgment. This assessment has a significant impact on the amount and timing of revenue recognition.
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
In accordance with Financial Accounting Standards Board Accounting Standards Codification(“ASC”) 605-25, Revenue Recognition — Multiple-Element Arrangements, based on the terms and conditions of the product arrangements, we believe that our products and services can be accounted for separately as our products and services have value to our customers on a stand-alone basis. Accordingly, the arrangement consideration is allocated among deliverables based on their relative selling price. We generally determine relative selling price using estimated selling price (“ESP”). Revenue from each deliverable is recognized when all requirements are met for that specific deliverable.

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
We reserve for estimated product returns as an offset to revenue or deferred revenue based primarily on historical trends. Actual product returns may be different than what was estimated. These factors and unanticipated changes in the economic and industry environment could make actual results differ from our return estimates.
Accounts receivable is presented net of allowance for estimated uncollectible accounts to reflect any loss anticipated on the collection of accounts receivable balances. Unbilled amounts include amounts associated with percentage-of-completion accounting and other earned revenues not currently billable due to contractual provisions. We calculate the allowance for doubtful accounts based on our history of write-offs, level of past due accounts and the economic status of the customers. We regularly review the adequacy of these allowances by considering internal factors such as historical experience, credit quality and age of the receivable balances as well as external factors such as economic conditions that may affect a customer’s ability to pay and their expected default frequency rates, which are published by major third-party credit-rating agencies and are generally updated on a quarterly basis. If a major customer’s creditworthiness deteriorates, actual defaults are higher than our historical experience, or other circumstances arise, then our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our operating results.
Inventory Valuation and Provisions for Excess and Obsolete Losses
Our inventories have been valued at the lower of cost or market. We balance the need to maintain prudent inventory levels to ensure competitive delivery performance with the risk of excess or obsolete inventory due to changing technology and customer requirements, and new product introductions. The manufacturing of our products is handled primarily by contract manufacturers. Our contract manufacturers procure components and manufacture our products based on our forecast of product demand. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand, the stage of the product life cycle, anticipated end of product life and production requirements. Several factors may influence the sale and use of our inventories, including decisions to exit a product line, technological change, new product development and competing product offerings. These factors could result in a change in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may be overstated or understated. In the future, if we determine that our inventory is overvalued, we would be required to recognize such costs in cost of product sales and services in our consolidated statement of operations at the time of such determination. In the case of goods which have been written down below cost at the close of a fiscal quarter, such reduced amount is considered the new lower cost basis for subsequent accounting purposes, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We did not make any material changes in the valuation methodology during the past three fiscal years.
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
Impact of Recently Issued Accounting Pronouncements
See “Note 1. The Company and Summary of Significant Accounting Policies” in the notes to consolidated financial statements for a full description of recently issued accounting pronouncements, including the respective expected dates of adoption and effects on our consolidated financial position and results of operations.
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
Santa Clara, California:
We have audited the accompanying consolidated balance sheets of Aviat Networks, Inc. as of July 1, 2016 and July 3, 2015, and the related consolidated statements of operations, comprehensive loss, equity and cash flows for the years ended July 1, 2016 and July 3, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedule - Valuation and Qualifying Accounts as of and for the years ended July 1, 2016 and July 3, 2015 listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aviat Networks, Inc. as of July 1, 2016 and July 3, 2015 and the results of its operations and its cash flows for the years ended July 1, 2016 and July 3, 2015, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule - Valuation and Qualifying Accounts as of and for the years ended July 1, 2016 and July 3, 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ BDO USA, LLP
San Jose, California
September 8, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Aviat Networks, Inc.:
We have audited the accompanying consolidated statements of operations, comprehensive loss, equity and cash flows of Aviat Networks, Inc. and subsidiaries (“the Company”) for the year ended June 27, 2014. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Aviat Networks, Inc. and subsidiaries operations and their cash flows for the year ended June 27, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Santa Clara, California December 19, 2014

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share amounts)	July 1, 2016	July 3, 2015	June 27, 2014
Revenues:
Revenue from product sales	$167,827	$214,874	$222,628
Revenue from services	100,863	121,004	123,404
Total revenues	268,690	335,878	346,032
Cost of revenues:
Cost of product sales	128,727	163,890	172,783
Cost of services	78,246	91,298	88,061
Total cost of revenues	206,973	255,188	260,844
Gross margin	61,717	80,690	85,188
Operating expenses:
Research and development expenses	20,806	25,368	35,478
Selling and administrative expenses	65,902	76,005	88,776
Amortization of identifiable intangible assets	—	380	380
Restructuring charges	2,455	4,867	11,198
Total operating expenses	89,163	106,620	135,832
Operating loss	(27,446)	(25,930)	(50,644)
Interest income	252	360	480
Interest expense	(104)	(388)	(389)
Other expense	(1,245)	—	—
Loss from continuing operations before income taxes	(28,543)	(25,958)	(50,553)
Provision for (benefit from) income taxes	1,635	(1,310)	1,465
Loss from continuing operations	(30,178)	(24,648)	(52,018)
Income from discontinued operations, net of tax	541	94	918
Net loss	(29,637)	(24,554)	(51,100)
Less: Net income attributable to noncontrolling interests, net of tax	270	71	—
Net loss attributable to Aviat Networks	$(29,907)	$(24,625)	$(51,100)

Amount attributable to Aviat Networks
Net loss from continuing operations, net of tax	$(30,448)	$(24,719)	$(52,018)
Net income from discontinued operations, net of tax	$541	$94	$918

Basic and diluted loss per share attributable to Aviat Networks’ common stockholders:
Continuing operations	$(5.81)	$(4.77)	$(10.13)
Discontinued operations	$0.10	$0.02	$0.18
Net loss	$(5.71)	$(4.75)	$(9.95)
Weighted average shares outstanding, basic and diluted	5,238	5,184	5,136

See accompanying notes to consolidated financial statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended
(In thousands)	July 1, 2016	July 3, 2015	June 27, 2014
Net loss	$(29,637)	$(24,554)	$(51,100)
Other comprehensive income (loss):
Cash flow hedges:
Change in unrealized loss on cash flow hedges	—	(314)	(266)
Reclassification adjustments for (gain) loss included in net loss	(41)	321	162
Net change in unrealized (loss) gain on hedging activities	(41)	7	(104)
Net change in cumulative translation adjustment	(2,488)	(5,672)	470
Other comprehensive (loss) income	(2,529)	(5,665)	366
Comprehensive loss	(32,166)	(30,219)	(50,734)
Comprehensive income attributable to noncontrolling interests, net of tax	270	71	—
Comprehensive loss attributable to Aviat Networks	$(32,436)	$(30,290)	$(50,734)

See accompanying notes to consolidated financial statements

AVIAT NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)	July 1, 2016	July 3, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$30,479	$34,735
Short-term investments	222	—
Accounts receivable, net	63,449	83,532
Unbilled costs	5,117	17,289
Inventories	27,293	32,933
Customer service inventories	3,064	6,180
Deferred income taxes	—	1,462
Other current assets	10,790	14,997
Total current assets	140,414	191,128
Property, plant and equipment, net	18,162	24,255
Deferred income taxes	6,068	7,627
Other assets, including restricted cash	1,467	1,705
Total long-term assets	25,697	33,587
TOTAL ASSETS	$166,111	$224,715
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$9,000	$9,000
Accounts payable	33,217	46,580
Accrued expenses	23,205	27,214
Advance payments and unearned income	30,615	35,894
Deferred income taxes	—	169
Restructuring liabilities	3,910	3,851
Total current liabilities	99,947	122,708
Unearned income	8,387	9,837
Other long-term liabilities	1,409	2,243
Reserve for uncertain tax positions	1,414	1,435
Deferred income taxes	1,497	4,683
Total liabilities	112,654	140,906
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 5,261,041 and 5,208,200 shares issued and outstanding as of as of July 1, 2016 and July 3, 2015, respectively	53	52
Additional paid-in-capital	811,601	809,788
Accumulated deficit	(747,381)	(717,474)
Accumulated other comprehensive loss	(11,157)	(8,628)
Total Aviat Networks stockholders’ equity	53,116	83,738
Noncontrolling interests	341	71
Total equity	53,457	83,809
TOTAL LIABILITIES AND EQUITY	$166,111	$224,715
See accompanying notes to consolidated financial statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(In thousands)	July 1, 2016	July 3, 2015	June 27, 2014
Operating Activities
Net loss	$(29,637)	$(24,554)	$(51,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of identifiable intangible assets	—	380	380
Depreciation and amortization of property, plant and equipment	6,648	7,242	7,139
Provision for uncollectible receivables	1,532	880	835
Share-based compensation	1,836	2,187	3,421
Deferred tax assets, net	(334)	(4,711)	(337)
Charges for inventory and customer service inventory write-downs	9,868	8,043	7,171
Gain on disposition of WiMAX business	—	(85)	—
Loss (gain) on disposition of property, plant and equipment, net	827	384	(55)
Changes in operating assets and liabilities:
Accounts receivable	17,023	(8,816)	8,238
Unbilled costs	12,041	6,125	5,117
Inventories	(4,995)	(663)	(7,020)
Customer service inventories	2,419	2,285	1,509
Accounts payable	(13,976)	1,562	(2,739)
Accrued expenses	(599)	(4,140)	(6,452)
Advance payments and unearned income	(4,425)	4,666	14,602
Income taxes payable or receivable	2	1,450	(11,940)
Other assets and liabilities	1,644	(1,207)	1,979
Net cash used in operating activities	(126)	(8,972)	(29,252)
Investing Activities
Payments for acquisition of property, plant and equipment	(1,574)	(3,693)	(9,414)
Purchase of short-term investments	(222)	—	—
Net cash used in investing activities	(1,796)	(3,693)	(9,414)
Financing Activities
Proceeds from borrowings	36,000	54,000	—
Repayments of borrowings	(36,000)	(51,000)	(2,752)
Proceeds from issuance of common stock under employee stock plans	13	13	98
Payments on capital lease obligations	—	(140)	(144)
Net cash provided by (used in) financing activities	13	2,873	(2,798)
Effect of exchange rate changes on cash and cash equivalents	(2,347)	(4,246)	254
Net decrease in cash and cash equivalents	(4,256)	(14,038)	(41,210)
Cash and cash equivalents, beginning of year	34,735	48,773	89,983
Cash and cash equivalents, end of year	$30,479	$34,735	$48,773

Non-cash investing activities
Reclassification of property, plant and equipment to inventory	$1,094	$—	$—
Supplemental disclosures of cash flow information:
Cash paid for interest	$111	$387	$389
Cash paid for income taxes	$1,964	$2,042	$14,727

See accompanying notes to consolidated financial statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Aviat Networks Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Aviat Networks Stockholders’ Equity	Noncontrolling Interests	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of June 28, 2013	5,104,374	$51	$804,069	$(641,749)	$(3,329)	$159,042	$—	$159,042
Net loss				(51,100)		(51,100)		(51,100)
Other comprehensive income, net of tax					366	366		366
Issuance of common stock under employee stock plans	80,478	1	98			99		99
Share-based compensation			3,421			3,421		3,421
Balance as of June 27, 2014	5,184,852	52	807,588	(692,849)	(2,963)	111,828	—	111,828
Net (loss) income				(24,625)		(24,625)	71	(24,554)
Other comprehensive loss, net of tax					(5,665)	(5,665)		(5,665)
Issuance of common stock under employee stock plans	23,348		13			13		13
Share-based compensation			2,187			2,187		2,187
Balance as of July 3, 2015	5,208,200	52	809,788	(717,474)	(8,628)	83,738	71	83,809
Net (loss) income				(29,907)		(29,907)	270	(29,637)
Other comprehensive loss, net of tax					(2,529)	(2,529)		(2,529)
Issuance of common stock under employee stock plans	54,498	1	12			13		13
Fractional shares buyback and other	(1,657)		(35)			(35)		(35)
Share-based compensation			1,836			1,836		1,836
Balance as of July 1, 2016	5,261,041	$53	$811,601	$(747,381)	$(11,157)	$53,116	$341	$53,457

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
We were incorporated in Delaware in 2006 to combine the businesses of Harris Corporation’s Microwave Communications Division (“MCD”) and Stratex Networks, Inc. (“Stratex”). On January 28, 2010, we changed our corporate name from Harris Stratex Networks, Inc. to Aviat Networks, Inc. (“the Company”, “Aviat Networks,” “Aviat”, “we,” “us,” and “our”) to more effectively reflect our business and communicate our brand identity to customers. Additionally, the change of our corporate name was to comply with the termination of the Harris Corporation (“Harris”) trademark licensing agreement resulting from the spin-off by Harris of its interest in our stock to its stockholders in May 2009.
Basis of Presentation
The consolidated financial statements include the accounts of Aviat Networks and its wholly-owned and majority owned subsidiaries. Significant intercompany transactions and accounts have been eliminated.
Our fiscal year ends on the Friday nearest June 30. This was July 1 for fiscal 2016, July 3 for fiscal 2015 and June 27 for fiscal 2014. Fiscal years 2016 and 2014 presented each included 52 weeks, and fiscal year 2015 included 53 weeks. In these notes to consolidated financial statements, we refer to our fiscal years as “fiscal 2016”, “fiscal 2015” and “fiscal 2014.”
Use of Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make estimates, assumptions and judgments affecting the amounts reported and related disclosures. Estimates are based upon historical factors, current circumstances and the experience and judgment of our management. We evaluate our estimates and assumptions on an ongoing basis and may employ outside experts to assist us in making these evaluations. Changes in such estimates, based on more accurate information, or different assumptions or conditions, may affect amounts reported in future periods. Such estimates affect significant items, including revenue recognition, provision for uncollectible receivables, inventory valuation, valuation allowances for deferred tax assets, uncertainties in income taxes, restructuring obligations, product warranty obligations, share-based awards, contingencies, recoverability of long-lived assets and useful lives of property, plant and equipment.
Reclassifications
During the first quarter of fiscal 2016, we recorded a $1.2 million reclassification to increase long term unearned income and decrease current advance payments and unearned income as of July 3, 2015. This reclassification had no impact on our total assets, total liabilities, results of operations or cash flows.
During the second quarter of fiscal 2016, we recorded a $4.7 million reclassification to decrease both accounts receivable and current unearned income in our consolidated balance sheet as of July 3, 2015. This reclassification had no impact on our results of operations. In our consolidated statements of cash flow, the reclassification increased changes in accounts receivable and decreased changes in advance payments and unearned income by $4.7 million; however, the net cash used in operating activities was not impacted by this reclassification. This reclassification was immaterial to the previously issued financial statements; therefore, we revised our consolidated balance sheet for comparative purposes.

Reverse Stock Split
On June 14, 2016, we effected a reverse stock split of all of the outstanding shares of our common stock at a ratio of 1-for-12 (“Reverse Stock Split”). The authorized shares of 300 million and par value per share of the common stock at $0.01 per share remain unchanged after the reverse stock split. All share and per-share data in our consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect this reverse stock split.
To reflect the reverse stock split on shareholders' equity, we reclassified an amount equal to the par value of the reduced shares from the common stock par value account to the additional paid in capital account, resulting in no net impact to shareholders' equity on our consolidated balance sheets.
Cash, Cash Equivalents and Investments
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
We may invest our excess cash in high-quality marketable debt securities to ensure that cash is readily available for use in our current operations. Investments with original maturities greater than three months are accounted for as short-term and are classified as such at the time of purchase. Marketable securities are classified as “available-for-sale” and are classified as short-term because we view our entire portfolio as available for use in our current operations.
As of July 1, 2016 and July 3, 2015, all of our high-quality marketable debt securities were invested in prime money market funds and were classified as cash equivalents except for $0.2 million in short-term investments.
Cash and cash equivalents that are restricted as to withdrawal or usage under the terms of contractual agreements are recorded as restricted cash. At July 1, 2016, restricted cash included cash balances in our disability insurance voluntary plan account that cannot be used by us for any operating purposes other than to pay benefits to the insured employees and was recorded in other assets in our consolidated balance sheets and the corresponding liabilities were included in other long-term liabilities in our consolidated balance sheets. In addition, there was $0.6 million of restricted cash in one of our Africa subsidiaries related to a severance amount paid to a former employee in July 2016. We accrued the severance in restructuring liabilities as of July 1, 2016.
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
During fiscal 2016, 2015 and 2014, we had one international customer in Africa, Mobile Telephone Networks Group (“MTN Group”) that accounted for 18%, 14% and 17%, respectively, of our total revenue. As of July 1, 2016 and July 3, 2015, MTN Group accounted for approximately 22% and 10%, respectively, of our accounts receivable. As of July 1, 2016, Motorola also accounted for 11% of our accounts receivable. No other customers accounted for more than 10% of our revenue or accounts receivable for the years presented. The loss of any existing customer or a significant reduction in the level of sales to any existing customer could result in declines in our revenue.
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
We have entered into agreements relating to our foreign currency contracts with Silicon Valley Bank, a multinational financial institution. The amounts subject to credit risk arising from the possible inability of any such parties to meet the terms of their contracts are generally limited to the amounts, if any, by which such party’s obligations exceed our obligations to that party.
Inventories
Inventories are valued at the lower of cost or market. Cost is determined using standard cost, which approximates actual cost on a weighted-average first-in-first-out basis. We regularly review inventory quantities on hand and record adjustments to reduce the cost of inventory for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. Inventory adjustments are measured as the difference between the cost of the inventory and estimated market value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
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
Warranties
On product sales, we provide for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which we do business. In the case of products sold by us, our warranties generally start from the delivery date and continue for one to three years, depending on the terms.
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
Noncontrolling interests
A noncontrolling interest represents the equity interest in a subsidiary that is not attributable, either directly or indirectly, to Aviat Networks and is reported as our equity, separately from our controlling interests. The noncontrolling interests relate to our ownership interest in a subsidiary company in South Africa with a local partner, where we are the majority owner at 51%. Revenues, expenses, gains, losses, net loss and other comprehensive income (loss) are reported in the consolidated financial statements at the consolidated amounts, which include the amounts attributable to both the controlling and noncontrolling interests.
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
Foreign Currency Translation
The functional currency of our subsidiaries located in the United Kingdom, Singapore, Mexico, Algeria and New Zealand is the United States (“U.S.”) dollar. Determination of the functional currency is dependent upon the economic environment in which an entity operates as well as the customers and suppliers the entity conducts business with. Changes in facts and circumstances may occur which could lead to a change in the functional currency of that entity. Accordingly, all of the monetary assets and liabilities of these subsidiaries are re-measured into U.S. dollars at the current exchange rate as of the applicable balance sheet date, and all non-monetary assets and liabilities are re-measured at historical rates. Income and expenses are re-measured at the average exchange rate prevailing during the period. Gains and losses resulting from the re-measurement of these subsidiaries’ financial statements are included in the consolidated statements of operations.
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
Gains and losses resulting from foreign exchange transactions and revaluation of monetary assets and liabilities in non-functional currencies are included in either cost of product sales and services or other expense in the accompanying consolidated statements of operations, based on the nature of the transactions. Net foreign exchange loss recorded in our consolidated statements of operations during fiscal 2016, 2015 and 2014 was as follows:

	Fiscal Year
(In thousands)	2016	2015	2014
Amount included in costs of revenues	$(556)	$(3,308)	$(772)
Amount included in other expense	(1,245)	—	—
Total foreign exchange loss, net	$(1,801)	$(3,308)	$(772)
Retirement Benefits
As of July 1, 2016, we provided retirement benefits to substantially all employees primarily through our defined contribution retirement plans. These plans have matching and savings elements. Contributions by us to these retirement plans are based on profits and employees’ savings with no other funding requirements. We halted making matching contributions to the U.S. plan from the second quarter of fiscal 2014 through the end of fiscal 2015. We resumed making contributions to the plans in fiscal 2016.
Contributions to retirement plans are expensed as incurred. Retirement plan expense amounted to $2.0 million, $1.7 million and $2.5 million in fiscal 2016, 2015 and 2014, respectively.
Revenue Recognition
We generate substantially all of our revenue from the sales or licensing of our microwave radio and wireless access systems, network management software, and professional services including installation, commissioning, maintenance and support services and training. Principal customers for our products and services include domestic and international wireless/mobile service providers, original equipment manufacturers, resellers, system integrators, as well as private network users such as public safety agencies, government institutions, and utility, pipeline, railroad and other industrial enterprises that operate broadband wireless networks. Our customers generally purchase a combination of our products and services as part of a multiple element arrangement. Our assessment of which revenue recognition guidance is appropriate to account for each element in an arrangement can involve significant judgment.
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
Revenue from services includes certain installation, extended warranty, customer support, consulting, training and education. It also can include certain revenue generated from the resale of equipment purchased on behalf of customers for installation service contracts we perform for customers. Such equipment may include towers, antennas, and other related materials. Maintenance and support services are generally offered to our customers over a specified period of time and from sales and subsequent renewals of maintenance and support contracts. We recognize the related revenue ratably over the maintenance or service period. Professional services revenue consists of fees we earn related to consulting and educational services. We generally recognize revenue from professional services as the services are performed or upon written acceptance from customers, if applicable, assuming all other conditions for revenue recognition noted above have been met.
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
We reserve for estimated product returns as an offset to revenue or deferred revenue based primarily on historical trends. Actual product returns may be different than what was estimated. These factors and unanticipated changes in the economic and industry environment could make actual results differ from our return estimates.
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
Shipping and handling costs are included as a component of costs of product sales in our consolidated statements of operations because they are also included in revenue that we bill our customers.
Advertising Costs
We expense all advertising costs as incurred.  Advertising costs were immaterial during fiscal 2016, 2015 and 2014.
Presentation of Transactional Taxes Collected from Customers and Remitted to Government Authorities
We present transactional taxes such as sales and use tax collected from customers and remitted to governmental authorities on a net basis.
Research and Development Costs
Our research and development costs, which include costs in connection with new product development, improvement of existing products, process improvement, and product use technologies, are charged to operations in the period in which they are incurred.
Share-Based Compensation
We have issued stock options, restricted stock and performance shares under our 2007 Stock Equity Plan. We estimate the grant date fair value of our share-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term.
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
We generally recognize compensation cost for share-based payment awards on a straight-line basis over the requisite service period. For an award that have a graded vesting schedule, compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. For awards with a performance condition vesting feature, we recognize share-based compensation costs for the performance awards when achievement of the performance conditions is considered probable. Any previously recognized compensation cost would be reversed if the performance condition is not satisfied or if it is not probable that the performance conditions will be achieved. For awards with market condition vesting feature, we recognize share-based compensation costs over the period the requisite service is rendered, regardless of when, if ever, the market condition is satisfied.
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

Restructuring Charges
Our restructuring charges represent expenses incurred in connection with certain cost reduction programs that we have implemented, and consisted of the costs of employee termination costs, lease and other contract termination charges and other costs of exiting activities or geographies. A liability for costs associated with an exit or disposal activity is measured at its fair value when the liability is incurred. Expenses for one-time termination benefits are recognized at the date we notify the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. We recognize severance benefits provided as part of an ongoing benefit arrangement when the payment is probable and the amounts can be reasonably estimated. Liabilities related to termination of an operating lease or contract are measured and recognized at fair value when the contract does not have any future economic benefit to the entity and the fair value of the liability is determined based on the present value of the remaining lease obligations, adjusted for the effects of deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property. The assumptions in determining such estimates include anticipated timing of sublease rentals and estimates of sublease rental receipts and related costs based on market conditions. We expense all other costs related to an exit or disposal activity as incurred.
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
Recently Issued Accounting Standards
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15 Statement of Cash Flows, Clarification of Certain Cash Receipts and Cash Payments, which provides guidance on the presentation and classification of eight specific cash flow issues. Those issues are cash payment for debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instrument or other debt instrument with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; cash received from settlement of corporate-owned life insurance policies; distribution received from equity method investees; beneficial interest in securitization transactions; and classification of cash receipts and payments that have aspect of more than one class of cash flows. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 with early adoption permitted. We will be evaluating the effect of the adoption of the standard will have on our consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU No. 2014-09 (ASC Topic 606) Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under GAAP. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, and assets recognized from costs incurred to obtain or fulfill a contract will also be required. The FASB subsequently issued an update to this standard in August 2015, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, which provides deferral of the effective date by one year. The standard is now effective for us beginning in our fiscal 2019 and allows for either full retrospective or modified retrospective adoption.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016 and including interim reporting periods within such reporting period.
The FASB has since issued additional updates of its new standard on revenue recognition issued in May 2014. In March 2016, an amendment was issued to clarify the implementation guidance on principal versus agent consideration. ASU 2016-08 (ASC Topic 606) Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) requires entities to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation.  In April 2016, ASU 2016-10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing was issued to clarify the identification of performance obligations and the licensing implementation guidance in the initial standard. ASU 2016-12 (ASC Topic 606) Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients was issued in May 2016 related to its guidance on assessing collectability, presentation of sales tax, noncash consideration, and completed contracts and contract modification at transition, which reduce the potential for diversity in practice, and the cost and complexity of application at transition and on an ongoing basis. We are evaluating the effects of the new guidance and has not yet selected a transition method nor has it determined the potential effects of adoption on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topics 718), which requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 with early adoption permitted. We are evaluating the effect of the adoption of the standard will have on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topics 842), which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. This standard will become effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. We are evaluating the effect of the adoption of the standard will have on our consolidated financial statements and related disclosures.
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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes, which amends the existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet. The amendments are effective for financial statements issued for the annual periods beginning after December 15, 2016 and interim periods within those annual periods, and may be applied either prospectively or retrospectively. Early adoption is permitted. We have early adopted this accounting guidance on a prospective basis during the fourth quarter of fiscal 2016. Prior periods are therefore not adjusted.
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
In August 2014, FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern. This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods during those annual periods. Early application is permitted. We have early adopted this accounting guidance during the fourth quarter of fiscal 2016 and it has no financial impact on our consolidated financial statements and related disclosures.
Note 2. Accumulated Other Comprehensive Loss
The changes in components of our accumulated other comprehensive loss during fiscal 2016, 2015 and 2014 were as follows:

(In thousands)	Foreign Currency Translation Adjustment (“CTA”)	Hedging Derivatives	Total Accumulated Other Comprehensive Income (Loss)
Balance as of June 28, 2013	$(3,467)	$138	$(3,329)
Other comprehensive income (loss) before reclassification	470	(266)	204
Less: reclassification for amounts included in net loss	—	162	162
Balance as of June 27, 2014	(2,997)	34	(2,963)
Other comprehensive loss before reclassification	(5,672)	(314)	(5,986)
Less: reclassification for amounts included in net loss	—	321	321
Balance as of July 3, 2015	(8,669)	41	(8,628)
Other comprehensive loss before reclassification	(2,488)	—	(2,488)
Less: reclassification for amounts included in net loss	—	(41)	(41)
Balance as of July 1, 2016	$(11,157)	$—	$(11,157)

No income tax benefits were allocated to the other comprehensive loss in fiscal 2016, 2015 and 2014.
In fiscal 2016, 2015 and 2014, the realized gain or loss on cash flow hedges were reclassified out of accumulated other comprehensive loss into the following line item locations in our consolidated statements of operations:

	Fiscal Year
(In thousands)	2016	2015	2014
Reclassification adjustment for gain (loss) on cash flow hedges included in:
Revenues	$—	$(378)	$(163)
Cost of revenues	41	57	1
	$41	$(321)	$(162)
Beginning the fourth quarter of fiscal 2015, we no longer prepared contemporaneous documentation of hedges therefore the foreign exchange hedges no longer qualified as cash flow hedge. The changes in fair value related to the hedges were insignificant for fiscal 2015 and were recorded in income or expense line item on our statements of operations to which the hedged transaction related.
Note 3. Net Loss per Share of Common Stock
We compute net loss per share attributable to Aviat Networks’ common stockholders using the two-class method. Basic net loss per share is computed using the weighted average number of common shares and participating securities outstanding during the period. Our unvested restricted shares contain rights to receive non-forfeitable dividends and therefore are considered to be participating securities and would be included in the calculations of net income per basic and diluted common share. However, we incurred a net loss in all periods presented. In accordance with ASC subtopic 260-10, undistributed losses are not allocated to unvested restricted shares due to the fact that the unvested restricted shares are not contractually obligated to share in the losses of the company.
As we incurred net loss for all periods in fiscal 2016, 2015 and 2014, the effect of outstanding stock options, restricted stocks and units and performance shares and units were anti-dilutive and therefore were excluded from the diluted net loss per share calculations. The potential shares of common stock that were excluded from the diluted net loss per share calculations, as adjusted for the Reverse Stock Split, is as follows:

	Fiscal Year
(In thousands)	2016	2015	2014
Stock options	538	613	621
Restricted stocks and units and performance shares and units	258	42	51
Total potential shares of common stock excluded	796	655	672
Note 4. Balance Sheet Components
Accounts Receivable, net
Our net accounts receivable is summarized below:

(In thousands)	July 1, 2016	July 3, 2015
Accounts receivable	$71,416	$90,173
Less: allowances for collection losses	(7,967)	(6,641)
	$63,449	$83,532

Inventories
Our inventories are summarized below:

(In thousands)	July 1, 2016	July 3, 2015
Finished products	$20,044	$21,125
Work in process	5,104	3,775
Raw materials and supplies	2,145	8,033
Total inventories	$27,293	$32,933
Deferred cost of revenue included within finished goods	$5,984	$2,214
Consigned inventories included within raw materials	$2,035	$6,760
During fiscal 2016, 2015 and 2014, we recorded charges to adjust our inventory and customer service inventory due to excess and obsolete inventory resulting from lower sales forecast, product transitioning or discontinuance. Such charges incurred during fiscal 2016, 2015 and 2014 were classified in cost of product sales as follows:

	Fiscal Year
(In thousands)	2016	2015	2014
Excess and obsolete inventory charges	$9,175	$6,291	$3,955
Customer service inventory write-downs	693	1,752	3,216
	$9,868	$8,043	$7,171
As % of revenue	3.7%	2.4%	2.1%
Property, Plant and Equipment, net
Our property, plant and equipment, net are summarized below:

(In thousands)	July 1, 2016	July 3, 2015
Land	$710	$710
Buildings and leasehold improvements	11,714	9,727
Software	14,620	13,565
Machinery and equipment	42,960	45,197
	70,004	69,199
Less accumulated depreciation and amortization	(51,842)	(44,944)
	$18,162	$24,255
Depreciation and amortization expense related to property, plant and equipment, including amortization of internal use software, was $6.6 million, $7.2 million and $7.1 million, respectively, in fiscal 2016, 2015 and 2014.
Accrued Expenses
Our accrued expenses are summarized below:

(In thousands)	July 1, 2016	July 3, 2015
Accrued compensation and benefits	$7,161	$7,528
Accrued commissions	3,551	4,380
Accrued warranties	3,944	4,221
Other	8,549	11,085
	$23,205	$27,214

We accrue for the estimated cost to repair or replace products under warranty. Changes in our warranty liability, which is included as a component of accrued expenses in the consolidated balance sheets, during fiscal 2016 and 2015 were as follows:

	Fiscal Year
(In thousands)	2016	2015	2014
Balance as of the beginning of the fiscal year	$4,221	$3,777	$3,267
Warranty provision recorded during the period	3,462	5,595	5,234
Consumption during the period	(3,739)	(5,151)	(4,724)
Balance as of the end of the period	$3,944	$4,221	$3,777
Advanced payments and Unearned Income
Our advanced payments and unearned income are summarized below:

(In thousands)	July 1, 2016	July 3, 2015
Advanced payments	$12,124	$9,529
Unearned income	18,491	26,365
	$30,615	$35,894
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
The carrying amounts, estimated fair values and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of July 1, 2016 and July 3, 2015 were as follows:

	July 1, 2016		July 3, 2015
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Cash and cash equivalents:
Bank certificates of deposit	$11	$11	$598	$598	Level 2
Money market funds	$18,800	$18,800	$12,499	$12,499	Level 1
Short-term investments:
Bank certificates of deposit	$222	$222	$—	$—	Level 2
Other current assets:
Foreign exchange forward contracts	$5	$5	$64	$64	Level 2
Liabilities:
Other accrued expenses:
Foreign exchange forward contracts	$9	$9	$46	$46	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items include shares in money market funds purchased from two major financial institutions. As of July 1, 2016, these money market shares were valued at $1.00 net asset value per share by these financial institutions.
We classify items in Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources are available with reasonable levels of price transparency. Our bank certificates of deposit and foreign exchange forward contracts are classified within Level 2. Foreign currency forward contracts are measured at fair value using observable foreign currency exchange rates. The assets and liabilities related to our foreign currency forward contracts were not material as of July 1, 2016 and July 3, 2015. We did not have any recurring assets whose fair value was measured using significant unobservable inputs.
Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During fiscal 2016, 2015 and 2014, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.
Note 6. Credit Facility and Debt
On March 28, 2014, we entered into a Second Amended and Restated Loan Agreement with Silicon Valley Bank (the “SVB Credit Facility”). The SVB Credit Facility was amended on September 25, 2014, October 30, 2014 and December 2, 2014 to provide for extensions to the deadline for preparing and filing our fiscal 2014 financial statements with the SEC. On February 27, 2015, the SVB Credit Facility was further amended to provide for certain amendments to the financial covenants, borrowing base and an early termination fee if the SVB Credit Facility is terminated prior to its expiration. In March 2016, we amended the SVB Credit Facility to amend financial covenants and to reduce the maximum borrowing capacity from $40.0 million to $30.0 million. In June 2016, we amended the SVB Credit Facility to amend the minimum EBITDA covenant; to create a new sub-limit for letters of credit issued under the revolving credit facility of $12.0 million; to reduce the advance rate applicable to Singapore Borrower’s eligible accounts in the calculation of the borrowing base of the revolving credit facility; to increase the interest rate margins applicable to revolving loans made to Singapore Borrower by 2.00% above the applicable margin; and to extend the maturity date to June 30, 2018. The SVB Credit Facility carries an interest rate computed at the daily prime rate as published in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. During fiscal 2016, the weighted average interest rate on our outstanding loan was 3.88%. As of July 1, 2016 and July 3, 2015, our outstanding debt balance under the SVB Credit Facility was $9.0 million in each fiscal year, and the interest rate was 4.00% and 3.75% respectively.
The SVB Credit Facility provides for a committed amount of up to $30.0 million, with a $30.0 million sublimit that can be borrowed by our Singapore subsidiary. Borrowings may be advanced under the SVB Credit Facility at the lesser of $30.0 million or a borrowing base equal to a specified percentage of the value of eligible accounts receivable and U.S. unbilled accounts of the Company, subject to certain reserves and eligibility criteria. The SVB Credit Facility can also be utilized to issue letters of credit with a $12.0 million sublimit. If the SVB Credit Facility is terminated by us in certain circumstances prior to its expiration, we are subject to an early termination fee equal to 1% of the revolving line. As of July 1, 2016, available credit under the SVB Credit Facility was $4.8 million reflecting the calculated borrowing base of $20.0 million less existing borrowings of $9.0 million and outstanding letters of credit of $6.2 million.
The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with SVB may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 2.00% above the applicable interest rate. As of July 1, 2016, we were in compliance with the quarterly financial covenants contained in the SVB Credit Facility, as amended. However, as a result of uncertainty on our ability to continue to meet the financial covenants in the future and the fact that the SVB Credit Facility contains subjective acceleration clauses that could be triggered by the lender, the $9.0 million borrowing was classified as a current liability as of July 1, 2016 and July 3, 2015.
We also obtained an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our subsidiary located there in fiscal 2015. This line of credit provides for $0.3 million in short-term advances at various interest rates, all of which was available as of July 1, 2016. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of July 1, 2016. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.

Note 7. Restructuring Activities
The following tables summarize our restructuring related activities during fiscal year 2016, 2015 and 2014:

(In thousands)	Severance and Benefits
	Fiscal 2016-2017 Plan	Fiscal 2015-2016 Plan	Fiscal 2014-2015 Plan	Fiscal 2013-2014 Plan	Fiscal 2011 Plan	Total
Balance as of June 28, 2013	$—	$—	$—	$1,814	$81	$1,895
Charges, net	—	—	5,406	1,032	(28)	6,410
Cash payments	—	—	(4,116)	(2,632)	(53)	(6,801)
Balance as of June 27, 2014	—	—	1,290	214	—	1,504
Charges, net	—	2,862	(29)	(43)	—	2,790
Cash payments	—	(2,212)	(1,261)	(65)	—	(3,538)
Balance as of July 3, 2015	—	650	—	106	—	756
Charges, net	2,210	344	—	(6)	—	2,548
Cash payments	(698)	(637)	—	(32)	—	(1,367)
Balance as of July 1, 2016	$1,512	$357	$—	$68	$—	$1,937

(In thousands)	Facilities and Other
	Fiscal 2015-2016 Plan	Fiscal 2014-2015 Plan	Fiscal 2013-2014 Plan	Fiscal 2011 Plan	Total
Balance as of June 28, 2013	$—	$—	$472	$291	$763
Charges, net	—	446	4,375	(33)	4,788
Cash payments	—	(354)	(1,275)	(258)	(1,887)
Balance as of June 27, 2014	—	92	3,572	—	3,664
Charges, net	641	1,306	130	—	2,077
Cash payments	(8)	(608)	(1,371)	—	(1,987)
Balance as of July 3, 2015	633	790	2,331	—	3,754
Charges, net	(62)	77	(108)	—	(93)
Cash payments	(21)	(584)	(1,373)	—	(1,978)
Noncash adjustments	—	299	896	—	1,195
Balance as of July 1, 2016	$550	$582	$1,746	$—	$2,878
In June 2016, we entered into a lease termination agreement for our current headquarters lease in Santa Clara, California (“Termination Agreement”). The noncash adjustments in the table above represents a $1.2 million deferred rent credit write-off to the restructuring expenses. Under the Termination Agreement, the Company will surrender its current headquarters in exchange for a termination fee of $1.9 million payable over 14 months. The termination fee was included in the restructuring liabilities as of July 1, 2016 under the Fiscal 2014-2015 Plan and the Fiscal 2013-2014 Plan.
As of July 1, 2016, $3.9 million of the accrual balance was in short-term restructuring liabilities while $0.9 million was included in other long-term liabilities on the consolidated balance sheets.
Fiscal 2016-2017 Plan
During the fourth quarter of fiscal 2016, we initiated a restructuring plan (the “Fiscal 2016-2017 Plan”) to streamline our operations and align expense with current revenue levels. Activities under the Fiscal 2016-2017 Plan primarily include reductions in force in marketing, selling and general and administrative functions. We intend to substantially complete the remaining restructuring activities under the Fiscal 2016-2017 Plan by the third quarter of fiscal 2017.

Fiscal 2015-2016 Plan
During the third quarter of fiscal 2015, with the intent to bring our operational cost structure in line with the changing dynamics of the microwave radio and telecommunications markets, we initiated a restructuring plan (the “Fiscal 2015-2016 Plan”) to lower fixed overhead costs and operating expenses and to preserve cash flow. Activities under the Fiscal 2015-2016 Plan primarily include reductions in force across the Company, but primarily in operations outside the United States. We have substantially completed the restructuring activities under the Fiscal 2015-2016 Plan as of July 1, 2016. Payments related to the accrued restructuring liability balance for this plan is expected to be paid through fiscal 2020.
Fiscal 2014-2015 Plan
During the third quarter of fiscal 2014, in line with the decrease in revenue that we experienced and our reduced forecast for the immediate future, we initiated a restructuring plan (the “Fiscal 2014-2015 Plan”) to reduce our operating costs, primarily in North America, Europe and Asia. Activities under the Fiscal 2014-2015 Plan primarily include reductions in force and additional facility downsizing of our Santa Clara, California headquarters. We have substantially completed the restructuring activities under the Fiscal 2014-2015 Plan as of July 1, 2016. Payment related to the accrued restructuring liability balance for this plan will be paid through fiscal 2018.
Fiscal 2013-2014 Plan
During the fourth quarter of fiscal 2013, we initiated a restructuring plan (the “Fiscal 2013-2014 Plan”) that was intended to reduce our operating expenses primarily in North America, Europe and Asia. Activities under the Fiscal 2013-2014 Plan included reductions in force and facility downsizing of our Santa Clara, California headquarters and certain international field offices. We have substantially completed the restructuring activities under the Fiscal 2013-2014 Plan as of June 27, 2014. Payment related to the accrued restructuring liability balance for this plan will be paid through fiscal 2018.
Note 8. Stockholders’ Equity
As discussed in Note 1, on June 14, 2016, we effected a 1-for-12 reverse stock split of our common stock. All share and per share data in this note have been retroactively adjusted to reflect this reverse stock split.
Stock Incentive Programs
2007 Stock Equity Plan
As of July 1, 2016, we had one stock incentive plan for our employees and nonemployee directors, the 2007 Stock Equity Plan, as amended and restated effective November 17, 2011 (the “2007 Stock Plan”). The 2007 Stock Plan provides for accelerated vesting of certain share-based awards if there is a change in control of the Company. The 2007 Stock Plan also provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units. We have various incentive programs under the 2007 Stock Plan, including annual and long-term incentive programs (“AIP” or “LTIP”), a global equity program (“GEP”) and product development incentive programs (“PDIP”).
Under the 2007 Stock Plan, option exercise prices are equal to the fair market value on the date the options are granted using our closing stock price. Options may be exercised for a period set at the time of grant, which is generally seven years after the date of grant. Options generally vest in installments on one of four vesting schedules: (1) 25% one year from the grant date and 1/48 each month thereafter over the remaining three-year period; (2) 50% one year from the grant date and 25% each year thereafter over the remaining two-year period; (3) one-third annually over a three-year period from the date of grant; or (4) 25% annually over a four-year period from date of grant. In fiscal 2014, stock options were issued to directors and vested on the day before the annual stockholders’ meeting.
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
Upon the exercise of stock options, vesting of restricted stock awards and units, or vesting of performance share awards and units, we issue new shares of our common stock to our employees. All awards that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2007 Stock Plan and made available for future grants. Shares of our common stock remaining available for future issuance under the 2007 Stock Plan totaled 710,748 as of July 1, 2016.
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees are entitled to purchase shares of our common stock at a 5% discount from the fair market value at the end of a three-month purchase period. As of July 1, 2016, 62,039 shares were reserved for future issuances under the ESPP. We issued 1,346 shares under the ESPP during fiscal 2016.
Share-Based Compensation
Total compensation expense for share-based awards included in our consolidated statements of operations for fiscal 2016, 2015 and 2014 was as follows:

	Fiscal Year
(In thousands)	2016	2015	2014
By Expense Category:
Cost of product sales and services	$154	$151	$196
Research and development	110	108	273
Selling and administrative	1,572	1,928	2,952
Total share-based compensation expense	$1,836	$2,187	$3,421
By Types of Award:
Options	$837	$1,459	$1,909
Restricted stock awards and units	933	688	748
Performance shares and market condition shares	66	40	764
Total share-based compensation expense	$1,836	$2,187	$3,421
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

Stock Options
A summary of the combined stock option activity under our equity plans during fiscal 2016 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	($ in thousands)
Options outstanding as of July 3, 2015	614,232	$34.61	4.05	$0
Granted	—	N/A
Exercised	—	N/A
Forfeited	(143,308)	$31.69
Expired	(22,565)	$86.16
Options outstanding as of July 1, 2016	448,359	$32.95	3.37	$0
Options exercisable as of July 1, 2016	364,353	$35.52	3.01	$0
Options vested and expected to vest as of July 1, 2016	442,063	$33.17	3.34	$0
The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on July 1, 2016 of $8.05 and the exercise price for in-the-money options that would have been received by the optionees if all options had been exercised on July 1, 2016. The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options. As of July 1, 2016, there was $0.4 million of total unrecognized compensation expense related to nonvested stock options granted under our 2007 Stock Plan. This expense is expected to be recognized over a weighted-average period of 1.23 years.
Additional information related to our stock options is summarized below:

	Fiscal Year
(In thousands)	2016	2015	2014
Fair value of options vested	$1,395	$1,990	$2,234
The fair value of each option grant under our 2007 Stock Plan was estimated using the Black-Scholes option pricing model on the date of grant. A summary of the significant weighted average assumptions we used in the Black-Scholes valuation model is as follows:

	Fiscal Year
	2016	2015	2014
Expected dividends	N/A	—%	—%
Expected volatility	N/A	53.9%	54.1%
Risk-free interest rate	N/A	1.13%	1.26%
Expected term (years)	N/A	4.25	4.43
Weighted average grant date fair value per share granted	N/A	$6.60	$12.72
Expected volatility is based on implied volatility for the expected term of the options from our stock price. The expected term of the options is calculated using the simplified method described in the SEC’s Staff Accounting Bulletin Topic 14.D.2. We use the simplified method because we do not have sufficient stock option exercise data and the types of employees that receive share option grants have been significantly changed due to the implementation of our GEP in fiscal 2012, under which we granted share-based awards to employees who are not eligible for the long-term incentive programs. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is zero because we have not historically paid dividends on our common stock and have no intention to pay dividends in the foreseeable future. The following summarizes all of our stock options outstanding and exercisable as of July 1, 2016:

			Options Outstanding			Options Exercisable
Actual Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
				(Years)
$14.88	—	$15.60	87,501	5.50	$15.35	42,235	$15.35
$20.64	—	$26.28	73,297	3.79	$25.59	59,474	$25.45
$27.36	—	$30.72	100,045	2.76	$28.88	99,948	$28.88
$31.20	—	$31.20	74,462	4.19	$31.20	49,642	$31.20
$32.52	—	$72.00	87,137	1.68	$49.75	87,137	$49.75
$77.28	—	$80.76	25,917	0.63	$77.48	25,917	$77.48
$14.88	—	$80.76	448,359	3.37	$32.95	364,353	$35.52
Restricted Stock
A summary of the status of our restricted stock as of July 1, 2016 and changes during fiscal 2016 were as follows:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding as of July 3, 2015	79,767	$13.86
Granted	197,549	$11.84
Vested and released	(53,094)	$13.76
Forfeited	(13,624)	$13.55
Restricted stock outstanding as of July 1, 2016	210,598	$12.01
The fair value of each restricted stock grant is based on the closing price of our common stock on the date of grant. The total fair value of restricted stock that vested during fiscal 2016, 2015 and 2014 was $0.7 million, $0.6 million and $0.7 million, respectively. As of July 1, 2016, there was $1.5 million of total unrecognized compensation expense related to nonvested restricted stock units granted under our 2007 Stock Plan. This expense is expected to be recognized over a weighted-average period of 1.92 years.
Market -Based Stock Units
A summary of the status of our market-based stock units as of July 1, 2016 and changes during fiscal 2016 were as follows:

	Shares	Weighted Average Grant Date Fair Value
Market-based stock unit outstanding as of July 3, 2015	—	N/A
Granted	158,766	$2.56
Forfeited	(9,597)	$2.56
Market-based stock unit outstanding as of July 1, 2016	149,169	$2.56
The fair value of each market-based stock unit with market condition was estimated using a Monte-Carlo simulation model. A summary of the significant weighted average assumptions we used in the Monte Carlo simulation model is as follows:

	Fiscal Year
	2016	2015	2014
Expected Dividends	—%	N/A	N/A
Expected volatility	52.4%	N/A	N/A
Risk-free interest rate	1.21%	N/A	N/A
Weighted average grant date fair value per share granted	$2.56	N/A	N/A

The fair value of the market-based stock units with market condition criteria is expensed over the derived service period for each separate vesting tranche. If the derived service period is rendered, the total fair value of the award at the date of the grant is recognized as compensation expense even if the market condition is not achieved. As of July 1, 2016, there was $0.2 million of total unrecognized compensation expense related to nonvested market-based stock units granted under our 2007 Stock Plan. This expense is expected to be recognized over a weighted-average period of 2.10 years.
Performance Share Awards
A summary of the status of our performance shares as of July 1, 2016 and changes during fiscal 2016 were as follows:

	Shares	Weighted Average Grant Date Fair Value
Performance shares outstanding as of July 3, 2015	66,901	$14.98
Forfeited due to target thresholds not achieved	(66,725)	$14.98
Forfeited due to terminations	(176)	$14.98
Performance shares outstanding as of July 1, 2016	—	—
The fair value of each performance share was based on the closing price of our common stock on the date of grant and was amortized over its vesting period. We began to recognize share-based compensation costs for the performance shares when achievement of the performance conditions is considered probable. Any previously recognized compensation cost would be reversed if the performance condition is not satisfied or if it is not probable that the performance conditions will be achieved.
No performance shares award vested during fiscal 2016. The total fair value of performance share awards that vested during fiscal 2015 and 2014 was $0.1 million and $3.0 million, respectively.
Note 9. Segment and Geographic Information
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
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for 2016, 2015 and 2014 were as follows:

	Fiscal Year
(In thousands)	2016	2015	2014
North America	$125,482	$153,239	$142,027
Africa and Middle East	82,742	97,112	108,906
Europe and Russia	20,539	35,990	36,043
Latin America and Asia Pacific	39,927	49,537	59,056
Total Revenue	$268,690	$335,878	$346,032

Revenue by country comprising more than 5% of our total revenue for fiscal 2016, 2015 and 2014 were as follows:

(In thousands, except percentages)	Revenue	% of Total Revenue
Fiscal 2016:
United States	$121,283	45.1%
Nigeria	$28,862	10.7%
Fiscal 2015:
United States	$151,066	45.0%
Nigeria	$36,459	10.9%
Fiscal 2014:
United States	$139,234	40.2%
Nigeria	$52,189	15.1%
Our long-lived assets, consisting primarily of property, plant and equipment, by geographic areas based on the physical location of the assets as of July 1, 2016 and July 3, 2015 were as follows:

(In thousands)	July 1, 2016	July 3, 2015
United States	$11,353	$17,581
United Kingdom	2,946	3,094
New Zealand	2,618	1,797
Other countries	1,245	1,783
Total	$18,162	$24,255
Note 10. Divestiture
In March 2011, our board of directors approved a plan for the sale of our WiMAX business. On September 2, 2011, we sold to EION Networks, Inc. (“EION”) our WiMAX business and related assets consisting of certain technology, inventory and equipment. As consideration for the sale of assets, EION agreed to pay us $0.4 million in cash and up to $2.8 million in additional cash payments contingent upon specific factors related to future WiMAX business performance. We had received $0.1 million in total of such contingent payments through June 27, 2014 and do not expect any further payments from EION. In addition, EION is entitled to receive cash payments up to $2.0 million upon collection of certain WiMAX accounts receivable. As of September 26, 2014, we made $1.6 million in total of such payments to EION and wrote-off the remaining $0.4 million balance resulting from the write-downs of the corresponding WiMAX accounts receivable. As of July 1, 2016 and July 3, 2015, our accrued liabilities related to the disposition of WiMAX business were zero.
In the third quarter of fiscal 2011, we began accounting for the WiMAX business as a discontinued operation and, therefore, the operating results of our WiMAX business were included in discontinued operations in our consolidated financial statements for all years presented. The income recognized in fiscal 2015 was primarily due to a $0.1 million write-off of accrued liabilities due to EION. The income recognized in fiscal 2016 and 2014 was primarily due to the recovery of certain WiMAX customer receivables that was previously written down.
Summary results of operations for the WiMAX business were as follows:

	Fiscal Year
(In thousands)	2016	2015	2014
Income from operations of WiMAX	$652	$30	$1,225
Gain on disposal	—	85	—
Income taxes	(111)	(21)	(307)
Income from discontinued operations, net of tax	$541	$94	$918

Note 11. Income Taxes
Loss from continuing operations before provision for income taxes during fiscal year 2016, 2015 and 2014 is as follows:

	Fiscal Year
(In thousands)	2016	2015	2014
United States	$(4,248)	$(18,603)	$(26,735)
Foreign	(24,295)	(7,355)	(23,818)
Total loss from continuing operations before income taxes	$(28,543)	$(25,958)	$(50,553)
Provision for (benefit from) income taxes from continuing operations for fiscal year 2016, 2015 and 2014 were summarized as follows:

	Fiscal Year
(In thousands)	2016	2015	2014
Current provision (benefit):
Federal	$131	$—	$(125)
Foreign	1,814	3,378	1,932
State and local	24	23	(5)
	1,969	3,401	1,802
Deferred provision (benefit):
Federal	(468)	(216)	—
Foreign	134	(4,495)	(337)
	(334)	(4,711)	(337)
Total provision for (benefit from) income taxes from continuing operations	$1,635	$(1,310)	$1,465
The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate from continuing operations for fiscal year 2016, 2015 and 2014:

	Fiscal Year
	2016	2015	2014
Statutory U.S. federal tax rate	(35.0)%	(35.0)%	(35.0)%
Valuation allowances	23.1%	(15.1)%	30.0%
Foreign non-deductible expenses	0.4%	(0.3)%	0.9%
State and local taxes, net of U.S. federal tax benefit	(0.5)%	(1.9)%	(1.3)%
Foreign income taxed at rates less than the U.S. statutory rate	21.1%	38.5%	8.5%
Dividend from foreign subsidiary	(6.2)%	—%	—%
Foreign branch income/withholding taxes	1.0%	5.2%	2.0%
Change in uncertain tax positions	1.5%	2.4%	(1.7)%
Other	0.3%	1.2%	(0.5)%
Effective tax rate	5.7%	(5.0)%	2.9%
The income tax expense (benefit) from continuing operations for fiscal 2016 was $1.6 million of expense, for fiscal 2015 was $1.3 million of benefit and for fiscal 2014 was $1.5 million of expense. The difference between our income tax expense (benefit) from continuing operations and income tax expense at the statutory rate of 35% was primarily attributable to losses in tax jurisdictions in which we cannot recognize a tax benefit and increase in foreign withholding taxes. During fiscal 2015, the Company released approximately $4.4 million of its deferred tax valuation allowance in jurisdictions where management believed the utilization of deferred tax assets was more likely than not based on the weighting of positive and negative evidence which resulted in an income tax benefit in fiscal 2015.

The components of deferred tax assets and liabilities were as follows:

	July 1, 2016		July 3, 2015
(In thousands)	Current	Non-Current	Current	Non-Current
Deferred tax assets:
Inventory	$—	$6,652	$7,681	$—
Accruals and reserves	—	2,497	4,641	66
Bad debts	—	1,091	1,412	—
Amortization	—	3,148	—	2,589
Stock compensation	—	2,599	—	3,358
Deferred revenue	—	1,759	—	1,906
Unrealized exchange gain/loss	—	3,422	3,648	—
Other	—	6,623	1,123	5,030
Tax credit carryforwards	—	18,016	—	17,876
Tax loss carryforwards	—	167,468	—	154,270
Total deferred tax assets before valuation allowance	—	213,275	18,505	185,095
Valuation allowance	—	(202,824)	(17,043)	(177,468)
Total deferred tax assets	—	10,451	1,462	7,627
Deferred tax liabilities:
Branch undistributed earnings reserve	—	822	75	1,215
Depreciation	—	4,596	—	3,468
Other	—	462	94	—
Total deferred tax liabilities	—	5,880	169	4,683
Net deferred tax assets	$—	$4,571	$1,293	$2,944

As Reported on the Consolidated Balance Sheets
Deferred income taxes assets	$—	$6,068	$1,462	$7,627
Deferred income taxes liabilities	—	1,497	169	4,683
Total net deferred income taxes	$—	$4,571	$1,293	$2,944
Consistent with the intent of ASU 2015-17 to simplify the presentation of deferred income taxes, we have early adopted ASU 2015-17 on a prospective basis during the fourth quarter of fiscal year 2016. As a result of this accounting update, our current deferred tax assets were reclassified to non-current. Prior periods were not retrospectively adjusted.
Our valuation allowance related to deferred income taxes, as reflected in our consolidated balance sheet, was $202.8 million as of July 1, 2016 and $194.5 million as of July 3, 2015. The increase in valuation allowance in fiscal 2016 was primarily due to the losses in tax jurisdictions in which we cannot recognize tax benefits.
Tax loss and credit carryforwards as of July 1, 2016 have expiration dates ranging between one year and no expiration in certain instances. The amount of U.S. federal tax loss carryforwards as of July 1, 2016 and July 3, 2015 were $345.3 million and $328.7 million, respectively, and begin to expire in fiscal 2023. Credit carryforwards as of July 1, 2016 were $23.8 million, and certain credits will begin to expire in fiscal 2017. The amount of foreign tax loss carryforwards as of July 1, 2016 was $175.1 million.
United States income taxes have not been provided on basis differences in foreign subsidiaries of $5.6 million and $5.4 million, respectively, as of July 1, 2016 and July 3, 2015, because of our intention to reinvest these earnings indefinitely. The residual U.S. tax liability, if such amounts were remitted, would be nominal.
We entered into a tax sharing agreement with Harris effective on January 26, 2007, the date of the acquisition of Stratex. The tax sharing agreement addresses, among other things, the settlement process associated with pre-merger tax liabilities and tax attributes that are attributable to the Microwave Communication Division when it was a division of Harris. There were no settlement payments recorded in fiscal year 2016, 2015, or 2014.
As of July 1, 2016 and July 3, 2015, we had unrecognized tax benefits of $27.0 million and $26.9 million, respectively, for various federal, foreign, and state income tax matters. Unrecognized tax benefits decreased by $0.1 million. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $1.4 million and $1.4 million, respectively, as of July 1, 2016 and July 3, 2015. These unrecognized tax benefits are presented on the accompanying consolidated balance sheet net of the tax effects of net operating loss carryforwards.
We account for interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. The interest accrued was immaterial as of July 1, 2016 and $0.1 million as of July 3, 2015. No penalties have been accrued.
Our unrecognized tax benefit activity for fiscal 2016, 2015 and 2014 is as follows:

(In thousands)	Amount
Unrecognized tax benefit as of June 28, 2013	$28,698
Additions for tax positions in prior periods	8,705
Decreases for tax positions in prior periods	(12,055)
Increases related to change of foreign exchange rate	2,861
Unrecognized tax benefit as of June 27, 2014	28,209
Additions for tax positions in prior periods	673
Decreases for tax positions in prior periods	(227)
Decreases related to change of foreign exchange rate	(1,745)
Unrecognized tax benefit as of July 3, 2015	26,910
Additions for tax positions in current periods	397
Additions for tax positions in prior periods	246
Decreases related to change of foreign exchange rate	(515)
Unrecognized tax benefit as of July 1, 2016	$27,038
During the fiscal year 2014, we received an assessment letter from the Inland Revenue Authority of Singapore (“IRAS”) related to deductions claimed in prior years and made a payment of $13.2 million related to tax years 2007 through 2010, reflecting all of the taxes incrementally assessed by IRAS. Since the initial assessment, we continue to pursue remedies to challenge this assessment. There was no settlement in fiscal year 2016. During the next twelve months, it is reasonably possible that an ultimate settlement will be achieved which would result in our unrecognized tax benefits changing by up to $14.0 million. During the first quarter of fiscal year 2017, we received an initial refund of $3.7 million from IRAS. We will continue our discussion with IRAS to resolve the remaining tax positions. We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits.
We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Singapore and Nigeria. The earliest years still open and subject to potential audits for these jurisdictions are as follows: U.S. —2003; Singapore — 2006; Nigeria — 2011, and Ivory Coast — 2013.
Note 12. Commitments and Contingencies
Operating Lease Commitments
We lease office and manufacturing facilities under non-cancelable operating leases expiring at various dates through 2024. We lease approximately 129,000 square feet of office space in Santa Clara, California as our corporate headquarters. On June 8, 2016, we leased a new corporate headquarters in Milpitas, California with a term of 60 months. In the same month, we entered into a lease termination agreement for our current headquarters lease. We expect to complete the move of our corporate headquarters by September 2016. As of July 1, 2016, future minimum lease payments for our Santa Clara headquarters total $2.7 million.

As of July 1, 2016, our future minimum lease payments under all non-cancelable operating leases with an initial lease term in excess of one year were as follows:

Fiscal Years	Amount
(In thousands)
2017	$4,217
2018	2,333
2019	1,215
2020	852
2021	874
Thereafter	2,231
Total	$11,722
These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We sublease a portion of our facilities to third parties and total minimum rentals to be received in the future under our non-cancelable subleases were immaterial as of July 1, 2016.
Rental expense for operating leases, including rentals on a month-to-month basis was $5.1 million, $6.5 million and $7.7 million in fiscal 2016, 2015 and 2014, respectively.
Purchase Orders and Other Commitments
From time to time in the normal course of business, we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of July 1, 2016, we had outstanding purchase obligations with our suppliers or contract manufacturers of $21.7 million. In addition, we had contractual obligations of approximately $2.2 million associated with software licenses as of July 1, 2016.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of July 1, 2016, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of July 1, 2016, we had commercial commitments of $29.8 million outstanding that were not recorded in our consolidated balance sheets. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid on the performance guarantees.
Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our software products infringe the intellectual property rights of a third party. As of July 1, 2016, we have not received any notice that any customer is subject to an infringement claim arising from the use of our software products; we have not received any request to defend any customers from infringement claims arising from the use of our software products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our software products. Because the outcome of infringement disputes is related to the specific facts of each case, and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of July 1, 2016, we had not recorded any liabilities related to these indemnifications.
Legal Proceedings
We are subject from time to time to disputes with customers concerning our products and services. In May 2016, we received notification of a claim for $1.0 million in damages from a customer in Austria alleging that certain of our products were defective. We are continuing to investigate this claim, and at this time an estimate of the reasonably possible loss or range of loss cannot be made. In August 2016, we received a correspondence from a customer in Africa demanding that certain inventory aggregating $1.0 million be repurchased under the terms of an inventory management agreement that we believe has expired. We are continuing to investigate this demand, and at this time an estimate of the reasonably possible loss or range of loss cannot be made. We believe that we have numerous contractual and legal defenses to these disputes, which are in their early stages, and we intend to dispute them vigorously.
From time to time, we may be involved in various other legal claims and litigation that arise in the normal course of our operations. We are aggressively defending all current litigation matters. Although there can be no assurances and the outcome of these matters is currently not determinable, we currently believe that none of these claims or proceedings are likely to have a material adverse effect on our financial position. We expect to defend each of these disputes vigorously. There are many uncertainties associated with any litigation and these actions or other third-party claims against us may cause us to incur costly litigation and/or substantial settlement charges. As a result, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, if any.
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

Note 13. Quarterly Financial Data (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Our fiscal quarters end on the Friday nearest the end of the calendar quarter. The third quarter of fiscal year 2015 included 14 weeks and other quarters each included 13 weeks. Summarized quarterly data for fiscal 2016 and 2015 were as follows:

(In thousands, except per share amounts)	Q1 Ended 10/2/2015	Q2 Ended 1/1/2016	Q3 Ended 4/1/2016	Q4 Ended 7/1/2016
Fiscal 2016
Revenue	$79,555	$70,416	$60,467	$58,252
Gross margin	$21,011	$16,424	$14,413	$9,869
Operating loss	$(1,598)	$(4,998)	$(7,594)	$(13,256)
Net loss	$(1,154)	$(5,534)	$(7,808)	$(15,141)
Net loss attributable to Aviat Networks	$(1,203)	$(5,679)	$(7,874)	$(15,151)
Per share data:
Basic and diluted net loss per common share (1)	$(0.23)	$(1.09)	$(1.50)	$(2.88)

(In thousands, except per share amounts)	Q1 Ended 9/26/2014	Q2 Ended 12/26/2014	Q3 Ended 4/3/2015	Q4 Ended 7/3/2015
Fiscal 2015
Revenue	$82,441	$90,868	$74,839	$87,730
Gross margin	$22,042	$23,974	$16,046	$18,628
Operating loss	$(5,379)	$(3,748)	$(11,699)	$(5,104)
Net loss	$(5,466)	$(4,549)	$(13,167)	$(1,372)
Net loss attributable to Aviat Networks	$(5,466)	$(4,549)	$(13,167)	$(1,443)
Per share data:
Basic and diluted net loss per common share (1)	$(1.06)	$(0.88)	$(2.54)	$(0.28)
_______________________

(1)	All per share data in this note have been retroactively adjusted for the Reverse Stock Split discussed in Note 1.
The following tables summarize certain charges, expenses and loss (income) from discontinued operations included in our results of operations for each of the fiscal quarters presented:

(In thousands)	Q1 Ended 10/2/2015	Q2 Ended 1/1/2016	Q3 Ended 4/1/2016	Q4 Ended 7/1/2016
Fiscal 2016
Restructuring charges	$21	$34	$804	$1,596
Share-based compensation expense	493	429	460	454
	$514	$463	$1,264	$2,050
Income from discontinued operations	$359	$—	$94	$88

(In thousands)	Q1 Ended 9/26/2014	Q2 Ended 12/26/2014	Q3 Ended 4/3/2015	Q4 Ended 7/3/2015
Fiscal 2015
Amortization of intangible assets	$95	$95	$95	$95
Restructuring charges	1,497	(52)	3,218	204
Share-based compensation expense	580	449	696	462
	$2,172	$492	$4,009	$761
Income (loss) from discontinued operations	$141	$(62)	$(29)	$44

Note 14. Subsequent Events
During the first quarter of fiscal year 2017, we received an initial refund of $3.7 million from IRAS. For more information about the tax refund, see “Note 11. Income Taxes”.
On September 6, 2016, our Board of Directors (the “Board”) authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of our common stock, par value $0.01 per share (the “Common Shares”), to our stockholders of record as of the close of business on September 16, 2016. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company at an exercise price of $35.00 (the “Exercise Price”) per one one-thousandth of a Preferred Share, subject to adjustment. The complete terms of the Rights are set forth in a Tax Benefit Preservation Plan (the “Plan”), dated as of September 6, 2016, between the Company and Computershare Inc., as rights agent. By adopting the Plan, we are helping to preserve the value of certain deferred tax benefits, including those generated by net operating losses (collectively, the “Tax Benefits”), which could be lost in the event of an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended. The Plan reduces the likelihood that changes in our investor base have the unintended effect of limiting our use of the Tax Benefits.
Also, on September 6, 2016, our Board of Directors adopted certain amendments to our Amended and Restated Certificate of Incorporation, as amended (the “Charter Amendments”). The Charter Amendments are designed to preserve the Tax Benefits by restricting certain transfers of our common stock.
We intend to submit both the Plan and the Charter Amendments to a stockholder vote at our 2016 annual meeting of stockholders.  If our stockholders do not approve the Plan it will expire. If our stockholders do not approve the Charter Amendments, they will not become effective.
In connection with the adoption of the Plan, on September 7, 2016, we filed with the Secretary of State of the State of Delaware a Certificate of Elimination with respect to our existing Series A Junior Participating Preferred Stock (the “Existing Series A Preferred Stock”) to eliminate from our Amended and Restated Certificate of Incorporation, as amended, all references to the Existing Series A Preferred Stock. No shares of the Existing Series A Preferred Stock were ever issued or outstanding. In addition, on September 7, 2016, in connection with the adoption of the Plan, we filed with the Secretary of State of Delaware a Certificate of Designation of Rights Preferences and Privileges of Series A Participating Preferred Stock to set forth the rights, powers and preferences of our Series A Participating Preferred Stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, Aviat carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (the Exchange Act). Disclosure controls and procedures are controls and other procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including the Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of July 1, 2016.
Changes in Internal Controls over Financial Reporting:
Our management, with the oversight of our Audit Committee, has implemented the following remediation steps to address previously disclosed material weaknesses and to improve our internal control over financial reporting:

•
COSO Components - Risk Assessment and Monitoring Activities. We determined that our controls pertaining to risk assessment and monitoring activities as of July 3, 2015 (our prior fiscal year end) did not operate effectively, resulting in a material weakness pertaining to these COSO components. Specifically, (i) with respect to risk assessment, we did not sufficiently identify and address risks associated with (a) the adequacy of training needs of employees whose job functions bear upon our accounting and financial reporting; (b) segregation of duty conflicts and the adequacy and effectiveness of compensating controls; and (c) certain processes, further noted in the Control Activities discussion below, resulted in inadequately designed control activities; and (ii) with respect to monitoring activities, (a) we did not design and maintain effective controls for the review, supervision and monitoring of our international accounting operations and for evaluating the adequacy of our internal control over financial reporting, including adequate documentation of control performance; and (b) there were insufficient procedures to effectively determine the adequacy of our internal control over financial reporting. The deficiencies in these COSO components are interrelated and represent a material weakness. This material weakness contributed to the other material weaknesses described below and an environment where there was more than a remote likelihood that a material misstatement of the interim and annual consolidated financial statements could occur and not be prevented or detected. As a result, adjustments to various accounts were made to correct errors that were determined to be immaterial to the prior period financial statements.
Remedial actions.  Our Board of Directors directed our senior management to ensure that a proper, consistent tone from the top is communicated throughout the organization, which tone emphasizes the expectation that previously existing control deficiencies will be rectified through implementation of controls and process improvements to ensure strict compliance with US GAAP and regulatory requirements.  We made the following changes to effect a proper tone from the top through changes in our personnel, policies and processes:

•
Strengthened the oversight of the finance organization by hiring a new Vice President, Corporate Controller and Principal Accounting Officer, and a Senior Director of SEC Reporting and Compliance to supervise the design and execution of internal controls within the organization.

•	Enhanced the oversight of the SOX Compliance function through the leadership of the Senior Director of SEC Reporting and Compliance, who has direct access to our Audit Committee.

•	Aligned financial reporting control design with both the COSO 2013 framework and PCAOB standards, specifically related to management review controls.

•	Implemented changes in our IT infrastructure to require proper segregation of duties and change management procedures.

•	Completed the assessment of the existing roles and responsibilities and remediated system access and functionality issues.

•	Developed processes to monitor all remaining segregation of duties conflicts on an on-going basis.

•
Completed the related internal control design and implementation activities that included financial statement analytical reviews, review and approval controls in these areas, and an enhanced and expanded internal control certification by business process owners.

•	Increased and enhanced balance sheet reviews to allow more focus on quality account reconciliations and enhanced monitoring over international activities.

•	Increased communication of our accounting policies through on-going training.

•
Control Activities - Account Reconciliations. The design and operating effectiveness of our controls were inadequate to ensure that account reconciliations were reviewed and approved for accuracy and completeness and that we identified, accumulated and documented appropriate information necessary to support account balances.

Remedial actions. We enhanced our account reconciliation procedures and controls, which now include reviews of all balance sheet accounts in a timely manner. We also enhanced the documentation requirements in support of the account reconciliation review process including account reconciliations at our foreign locations, and ensured that the reports generated by our enterprise resource planning system which support the account reconciliations are complete and accurate.

•
Control Activities - Revenue Recognition. The design and operating effectiveness of our controls were inadequate to ensure that the terms and conditions of all negotiated customer discounts were agreed upon with the customer in advance of recognizing revenue to ensure that the reported amount and timing of revenue recognition was accurate.

Remedial actions. We provided additional training to employees whose job functions impact our financial reporting close process, including members of the sales and operations organizations, to ensure that our employees developed a greater understanding of revenue recognition rules and related control activities that they perform. We also enhanced and expanded our internal certification by requiring senior level employees and all Sales, Finance and Accounting personnel to complete detailed questionnaires quarterly. Any feedback received is reviewed by the accounting group so appropriate actions are initiated and resolved timely.

•
Control Activities - Revenue Cut-off Procedures. The design and operating effectiveness of our controls were inadequate to ensure that all revenue recognized on shipments made under FOB Destination terms was recognized in the proper period.

Remedial actions. We expanded the cut-off period over which FOB Destination shipments are reviewed at quarter end to ensure revenue is recognized in the proper period.

•	Control Activities - Project Accruals. The design and operating effectiveness of our controls were inadequate to ensure that the project accrual balances were accurate.
Remedial actions. We implemented additional internal reporting procedures, including enhancement of analytical reviews to assess the reasonableness of period-end accruals. We also enhanced and increased the frequency of cross-functional communication and coordination between finance and the rest of the Company to ensure current data are analyzed for the completeness and accuracy of the accrual.

•
Control Activities - Inventory Existence. The design and operating effectiveness of our controls over inventory cycle counts and inventory at consigned locations were inadequate to ensure that the underlying quantities in support of inventory balances were accurate.

Remedial actions. We reviewed and expanded our inventory count procedures for both cycle count and year end wall-to-wall count locations. In addition, we physically observed the inventory count and reviewed the count procedures, to ensure all relevant risks, procedures and count results are adequately documented, variances are investigated and adjusted, and are monitored on an on-going basis.
After completing our testing of the design and operating effectiveness of the new procedures, we concluded that we have remediated the previously identified material weaknesses as of July 1, 2016.
Except for the items noted above, we have made no changes to our internal control over financial reporting during the fiscal year ended July 1, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting because Aviat is a non-accelerated filer and is not subject to auditor attestation requirements under the applicable rules of the Securities Exchange Commission.
Limitations on the Effectiveness of Controls
The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. Internal control over financial reporting, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives will be met. Because of the inherent limitations in internal control over financial reporting, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement with the SEC within 120 days after the end of our fiscal year ended July 1, 2016.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in our definitive Proxy Statement and is incorporated herein by reference.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report.
1. Financial Statements
The financial statements of Aviat Networks, Inc. are set forth in Item 8 of this Annual Report on Form 10-K.
2. Financial Statement Schedules

Schedule	Page
Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended July 1, 2016	88
All other schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements or notes thereto.

(b)	Exhibits.
The information required by this Item is set forth on the Exhibit Index (following the Signatures section of this report) and is included, or incorporated by reference, in this Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIAT NETWORKS, INC. (Registrant)

Date:	September 8, 2016	By:	/s/ Ralph S. Marimon
Ralph S. Marimon
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Pangia	President and Chief Executive Officer (Principal Executive Officer)	September 8, 2016
Michael A. Pangia

/s/ Ralph S. Marimon	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	September 8, 2016
Ralph S. Marimon

/s/ Eric Chang	Vice President, Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)	September 8, 2016
Eric Chang

/s/ John Mutch	Chairman of the Board	September 8, 2016
John Mutch

/s/ William A. Hasler	Director	September 8, 2016
William A. Hasler

/s/ James R. Henderson	Director	September 8, 2016
James R. Henderson

/s/ Robert G. Pearse	Director	September 8, 2016
Robert G. Pearse

/s/ John Quicke	Director	September 8, 2016
John Quicke

/s/ James C. Stoffel	Director	September 8, 2016
James C. Stoffel

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
AVIAT NETWORKS, INC.
Years Ended July 1, 2016, July 3, 2015 and June 27, 2014

(In thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowances for collection losses:
Year ended July 1, 2016	$6,641	$2,431	$1,105	(A)	$7,967
Year ended July 3, 2015	$7,442	$1,302	$2,103	(B)	$6,641
Year ended June 27, 2014	$10,256	$1,535	$4,349	(C)	$7,442
 ____________________________
Note A - Consisted of changes to allowance for collection losses of $308 thousand for foreign currency translation losses and $797 thousand for uncollectible accounts charged off, net of recoveries on accounts previously charged off.
Note B - Consisted of changes to allowance for collection losses of $250 thousand for foreign currency translation losses and $1,853 thousand for uncollectible accounts charged off, net of recoveries on accounts previously charged off.
Note C - Consisted of changes to allowance for collection losses of $25 thousand for foreign currency translation losses and $4,324 thousand for uncollectible accounts charged off, net of recoveries on accounts previously charged off.

EXHIBIT INDEX
The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Ex. #	Description

2.1	Intentionally omitted
2.2	Intentionally omitted
2.3	Intentionally omitted
2.4
Asset Purchase Agreement by and among Aviat U.S., Inc. and EION Networks, Inc., dated as of September 2, 2011 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on September 9, 2011, File No. 001-33278)

3.1
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Aviat Networks, Inc., as filed with the Secretary of State of the State of Delaware on June 10, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 13, 2016, File No. 001-33278)

3.2
Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on September 7, 2016)

3.3	Amended and Restated Bylaws of Aviat Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 2, 2015, File No. 001-33278)
3.4
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
4.4
Tax Benefit Preservation Plan, dated September 6, 2016, by and between Aviat Networks, Inc. and Computershare Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2016)

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

10.11	Intentionally omitted
10.12*	Intentionally omitted
10.13*	Intentionally omitted
10.13.1*	Intentionally omitted

Ex. #	Description

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
10.18.2
Aviat Networks, Inc. 2007 Stock Equity Plan (as Amended and Restated Effective November 13, 2015)(incorporated by reference to Appendix A to Schedule 14A filed with the SEC on October 1, 2015, File No. 001-33278)

10.19	Intentionally omitted
10.19.1	Intentionally omitted
10.20	Intentionally omitted
10.20.1	Intentionally omitted
10.20.2	Intentionally omitted
10.20.3
Second Amended and Restated Loan and Security Agreement, dated as of March 28, 2014, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd., and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 31, 2014, File No. 001-33278)

10.20.4
Amendment #1 to Second Amended and Restated Loan and Security Agreement, dated as of September 25, 2014, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2014, File No. 001-33278)

10.20.5
Amendment #2 to Second Amended and Restated Loan and Security Agreement, dated as of October 30,2014, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 30, 2014, File No. 001-33278)

10.20.6
Amendment #3 to Second Amended and Restated Loan and Security Agreement, dated as of December 2, 2014, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd., and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 5, 2014, File No. 001-33278)

10.20.7
Amendment #4 to Second Amended and Restated Loan and Security Agreement, dated February 27, 2015, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd., and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2015, File No. 001-33278)

10.20.8
Amendment #5 to Second Amended and Restated Loan and Security Agreement, dated as of March 30, 2016, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 1, 2016, File No. 001-33278)

10.20.9
Amendment #6 to Second Amended and Restated Loan and Security Agreement, dated as of June 30, 2016, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporate by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 1, 2016, File No. 001-33278)

10.21	Intentionally omitted
10.22*	Intentionally omitted
10.22.1*	Intentionally omitted
10.23*
Employment Agreement, dated as of April 1, 2006, between Harris Stratex Networks, Inc. and Heinz Stumpe (incorporated by reference to Exhibit 10.15.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2007 filed with the SEC on May 8, 2007, File No. 001-33278)

10.24*	Intentionally omitted

Ex. #	Description

10.24.1*	Intentionally omitted
10.24.2*	Intentionally omitted
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

10.33*
Employment Agreement, dated January 20, 2016, between Aviat Networks, Inc. and Eric Chang (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 21, 2016, File No. 001-33278)

10.34	Lease Agreement, dated June 8, 2016, between Aviat Networks, Inc., through its wholly owned subsidiary Aviat U.S., Inc., and The Irvine Company LLC
10.35	Lease Termination Agreement, dated June 1, 2016, between Aviat Networks, Inc., through its wholly owned subsidiary Aviat U.S., Inc., and Aslan Newcastle Great America Owner, L.L.C.
16.1	Intentionally omitted
16.2	Letter from KPMG LLP to the Securities and Exchange Commission dated February 26, 2015 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2015)
21	List of Subsidiaries of Aviat Networks, Inc.
23.1	Consent of BDO USA, LLP
23.2	Consent of KPMG LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 ______________________________

*	Management compensatory contract, arrangement or plan required to be filed as an exhibit pursuant to Item 15(b) of this report.