Form 10-Q
period 2016-09-30
Aviat Networks Inc
filed 2016-11-14
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _______ to _______
Commission File Number 001-33278

AVIAT NETWORKS, INC. (Exact name of registrant as specified in its charter)

Delaware	20-5961564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

860 N. McCarthy Blvd., Suite 200, Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)
(408) 941-7100
(Registrant’s telephone number, including area code)
5200 Great America Parkway, Santa Clara, CA 95054
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock as of November 2, 2016 was 5,261,286 shares.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2016

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	September 30, 2016	October 2, 2015
Revenues:
Revenue from product sales	$34,724	$53,686
Revenue from services	23,483	25,869
Total revenues	58,207	79,555
Cost of revenues:
Cost of product sales	24,860	37,178
Cost of services	15,982	21,366
Total cost of revenues	40,842	58,544
Gross margin	17,365	21,011
Operating expenses:
Research and development expenses	4,943	5,476
Selling and administrative expenses	15,187	17,112
Restructuring charges	160	21
Total operating expenses	20,290	22,609
Operating loss	(2,925)	(1,598)
Interest income	54	82
Interest expense	(18)	(9)
Other expense	(182)	—
Loss from continuing operations before income taxes	(3,071)	(1,525)
Benefit from income taxes	(2,470)	(12)
Loss from continuing operations	(601)	(1,513)
Income from discontinued operations, net of tax	—	359
Net loss	(601)	(1,154)
Less: Net income attributable to noncontrolling interests, net of tax	28	49
Net loss attributable to Aviat Networks	$(629)	$(1,203)

Amount attributable to Aviat Networks:
Net loss from continuing operations, net of tax	$(629)	$(1,562)
Net income from discontinued operations, net of tax	$—	$359

Basic and diluted loss per share attributable to Aviat Networks’ common stockholders:
Continuing operations	$(0.12)	$(0.30)
Discontinued operations	$—	$0.07
Net loss	$(0.12)	$(0.23)
Weighted average shares outstanding, basic and diluted	5,295	5,206
See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
(In thousands)	September 30, 2016	October 2, 2015
Net loss	$(601)	$(1,154)
Other comprehensive loss:
Net change in unrealized loss on hedging activities	—	(41)
Net change in cumulative translation adjustments	(370)	(697)
Other comprehensive loss	(370)	(738)
Comprehensive loss	(971)	(1,892)
Comprehensive income attributable to noncontrolling interests, net of tax	28	49
Comprehensive loss attributable to Aviat Networks	$(999)	$(1,941)

See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	September 30, 2016	July 1, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$31,750	$30,479
Short-term investments	230	222
Accounts receivable, net	49,697	63,449
Unbilled costs	7,653	5,117
Inventories	24,074	27,293
Customer service inventories	2,783	3,064
Other current assets	11,394	10,790
Total current assets	127,581	140,414
Property, plant and equipment, net	18,130	18,162
Deferred income taxes	5,759	6,068
Other assets, including restricted cash	1,356	1,467
Total long-term assets	25,245	25,697
TOTAL ASSETS	$152,826	$166,111
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$8,000	$9,000
Accounts payable	29,296	33,217
Accrued expenses	22,668	23,205
Advance payments and unearned income	25,357	30,615
Restructuring liabilities	2,748	3,910
Total current liabilities	88,069	99,947
Unearned income	7,729	8,387
Other long-term liabilities	1,232	1,409
Reserve for uncertain tax positions	1,365	1,414
Deferred income taxes	1,484	1,497
Total liabilities	99,879	112,654
Commitments and contingencies (Note 11)
Equity:
Preferred stock	—	—
Common stock	53	53
Additional paid-in-capital	812,062	811,601
Accumulated deficit	(748,010)	(747,381)
Accumulated other comprehensive loss	(11,527)	(11,157)
Total Aviat Networks stockholders’ equity	52,578	53,116
Noncontrolling interests	369	341
Total equity	52,947	53,457
TOTAL LIABILITIES AND EQUITY	$152,826	$166,111
See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	September 30, 2016	October 2, 2015
Operating Activities
Net loss	$(601)	$(1,154)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	1,670	1,704
Provision for uncollectible receivables	110	378
Share-based compensation	458	493
Deferred tax assets, net	10	430
Charges for inventory and customer service inventory write-downs	761	1,107
Loss on disposition of property, plant and equipment	9	204
Changes in operating assets and liabilities:
Accounts receivable	13,894	3,085
Unbilled costs	(2,532)	(143)
Inventories	3,169	(3,328)
Customer service inventories	(7)	723
Accounts payable	(3,952)	2,883
Accrued expenses	(871)	742
Advance payments and unearned income	(6,748)	(3,713)
Income taxes payable or receivable	854	(1,297)
Other assets and liabilities	(2,387)	(336)
Net cash provided by operating activities	3,837	1,778
Investing Activities
Payments for acquisition of property, plant and equipment	(1,323)	(396)
Net cash used in investing activities	(1,323)	(396)
Financing Activities
Proceeds from borrowings	8,000	9,000
Repayments of borrowings	(9,000)	(9,000)
Proceeds from issuance of common stock under employee stock plans	2	6
Net cash (used in) provided by financing activities	(998)	6
Effect of exchange rate changes on cash and cash equivalents	(245)	(331)
Net Increase in Cash and Cash Equivalents	1,271	1,057
Cash and Cash Equivalents, Beginning of Period	30,479	34,735
Cash and Cash Equivalents, End of Period	$31,750	$35,792

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of our management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter ended September 30, 2016 (the “first quarter of fiscal 2017”) are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2016.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Significant intercompany transactions and accounts have been eliminated.
We operate on a 52-week or 53-week year ending on the Friday nearest June 30. The first quarter of fiscal 2017 and the first quarter of fiscal 2016 included 13 weeks in each quarter.
Use of Estimates
The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates, assumptions and judgments affecting the amounts reported and related disclosures. Estimates are based upon historical factors, current circumstances and the experience and judgment of our management. We evaluate our estimates and assumptions on an ongoing basis and may employ outside experts to assist us in making these evaluations. Changes in such estimates, based on more accurate information, or different assumptions or conditions, may affect amounts reported in future periods. Such estimates affect significant items, including revenue recognition, provision for uncollectible receivables, inventory valuation, valuation allowances for deferred tax assets, uncertainties in income taxes, restructuring obligations, product warranty obligations, share-based awards, contingencies, recoverability of long-lived assets and useful lives of property, plant and equipment.
Reverse Stock Split
In June 2016, we effected a reverse stock split of all of the outstanding shares of our common stock at a ratio of 1-for-12 (“Reverse Stock Split”). The authorized shares of 300 million and par value per share of the common stock at $0.01 per share remain unchanged after the reverse stock split. All share and per-share data in our unaudited condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect this reverse stock split.

Summary of Significant Accounting Policies
There have been no material changes in our significant accounting policies as of and for the first quarter of fiscal 2017, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 1, 2016.
Accounting Standards Adopted
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. To simplify the presentation of debt issuance costs, the standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for us beginning in our fiscal year 2017. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU includes an SEC staff announcement that the SEC staff would not object to an entity deferring and presenting the costs of securing a revolving line of credit as an asset, and amortizing the costs over the term of the line-of-credit arrangement, regardless of there are any outstanding borrowings on the line-of-credit arrangement. The subject of this ASU was not previously addressed by ASU No. 2015-03. We have adopted both accounting guidance during the first quarter of fiscal 2017 and applied its provisions retrospectively. The adoption of this standard had no material impact on our condensed consolidated financial statements and related disclosures.
Accounting Standards Not Yet Adopted
In October 2016, the FASB issued ASU 2016-16 (Topic 740), Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, which requires that an entity recognizes the tax expense from the sale of intra-entity sales of assets, other than inventory, in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminate in consolidation. The guidance will be effective for our fiscal year 2019. Early adoption is permitted. The ASU must be adopted using a modified retrospective method. We are evaluating the effect the adoption of the standard will have on our condensed financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15 (Topic 230) Statement of Cash Flows, Clarification of Certain Cash Receipts and Cash Payments, which provides guidance on the presentation and classification of eight specific cash flow issues. Those issues are cash payment for debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instrument or other debt instrument with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; cash received from settlement of corporate-owned life insurance policies; distribution received from equity method investees; beneficial interest in securitization transactions; and classification of cash receipts and payments that have aspect of more than one class of cash flows. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 with early adoption permitted. We are evaluating the effect of the adoption of the standard will have on our condensed consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU No. 2014-09 (ASC Topic 606) Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under GAAP. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, and assets recognized from costs incurred to obtain or fulfill a contract will also be required. The FASB subsequently issued an update to this standard in August 2015, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, which provides deferral of the effective date by one year. The standard will be effective for us beginning in our fiscal 2019 and allows for either full retrospective or modified retrospective adoption. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016 and including interim reporting periods within such reporting period. The FASB has since issued additional updates of its new standard on revenue recognition issued in May 2014. In March 2016, an amendment was issued to clarify the implementation guidance on principal versus agent consideration. ASU 2016-08 (ASC Topic 606) Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) requires entities to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation.  In April 2016, ASU 2016-10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing was

issued to clarify the identification of performance obligations and the licensing implementation guidance in the initial standard. ASU 2016-12 (ASC Topic 606) Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients was issued in May 2016 related to its guidance on assessing collectability, presentation of sales tax, noncash consideration, and completed contracts and contract modification at transition, which reduce the potential for diversity in practice, and the cost and complexity of application at transition and on an ongoing basis. We are evaluating the effects of the new guidance and have not yet selected a transition method nor have we determined the potential effects of adoption on our condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 with early adoption permitted. We are evaluating the effect of the adoption of the standard will have on our condensed consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. This standard will become effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. We are evaluating the effect the adoption of the standard will have on our condensed consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance retains the current accounting for classifying and measuring investments in debt securities and loans, but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. The guidance also changes the accounting for investments without a readily determinable fair value and do not qualify for the practical expedient to estimate fair value. A policy election can be made for these investments whereby estimated fair value may be measured at cost and adjusted in subsequent periods for any impairment or changes in observable prices of identical or similar investments. This ASU is effective for fiscal years beginning after December 15, 2017. We are evaluating the effect the adoption of the standard will have on our condensed consolidated financial statements and related disclosures.
In July 2015, the FASB issued ASU No. 2015-11 (Topic 330), Simplifying the Measurement of Inventory, which provides guidance to companies who account for inventory using either the first-in, first-out or average cost methods. The guidance states that companies should measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We are evaluating the effect the adoption of the standard will have on our condensed consolidated financial statements and related disclosures.
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

As we incurred a net loss for all periods presented, the effect of outstanding stock options, restricted stocks and units and performance shares and units were anti-dilutive, and therefore, were excluded from the diluted net loss per share calculations. The following table summarizes the potential shares of common stock that were excluded from the diluted net loss per share calculations, as adjusted for the reverse stock split:

	Three Months Ended
(In thousands)	September 30, 2016	October 2, 2015
Stock options	443	610
Restricted stocks and units and performance shares and units	334	80
Total potential shares of common stock excluded	777	690
Note 3. Balance Sheet Components
Accounts Receivable, net
Our net accounts receivable as of September 30, 2016 and July 1, 2016 were as follows:

(In thousands)	September 30, 2016	July 1, 2016
Accounts receivable	$57,895	$71,416
Less allowances for collection losses	(8,198)	(7,967)
	$49,697	$63,449
Inventories
Our inventories as of September 30, 2016 and July 1, 2016 were as follows:

(In thousands)	September 30, 2016	July 1, 2016
Finished products	$14,938	$20,044
Work in process	5,222	5,104
Raw materials and supplies	3,914	2,145
Total inventories	$24,074	$27,293
Deferred cost of revenue included within finished goods	$5,301	$5,984
Consigned inventories included within raw materials and supplies	$2,964	$2,035
We recorded charges to adjust our inventory and customer service inventory to the lower of cost or market. These charges were primarily due to excess and obsolete inventory resulting from product transitioning or discontinuance. During the first quarter of fiscal 2017 and 2016, such charges incurred were classified in cost of product sales as follows:

	Three Months Ended
(In thousands)	September 30, 2016	October 2, 2015
Excess and obsolete inventory charges	$474	$978
Customer service inventory write-downs	287	129
	$761	$1,107

Property, Plant and Equipment, net
Our property, plant and equipment, net as of September 30, 2016 and July 1, 2016 were as follows:

(In thousands)	September 30, 2016	July 1, 2016
Land	$710	$710
Buildings and leasehold improvements	11,639	11,714
Software	14,936	14,620
Machinery and equipment	44,345	42,960
	71,630	70,004
Less accumulated depreciation and amortization	(53,500)	(51,842)
	$18,130	$18,162
Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was as follows:

	Three Months Ended
(In thousands)	September 30, 2016	October 2, 2015
Depreciation and amortization	$1,670	$1,704
Accrued Expenses
Our accrued expenses are summarized below:

(In thousands)	September 30, 2016	July 1, 2016
Accrued compensation and benefits	$7,711	$7,161
Accrued commissions	2,672	3,551
Accrued warranties	3,704	3,944
Other	8,581	8,549
	$22,668	$23,205
Accrued Warranties
We accrue for the estimated cost to repair or replace products under warranty at the time of sale. Changes in our warranty liability, which is included as a component of accrued expenses in the condensed consolidated balance sheets, during the first quarter of fiscal 2017 and 2016 were as follows:

	Three Months Ended
(In thousands)	September 30, 2016	October 2, 2015
Balance as of the beginning of the period	$3,944	$4,221
Warranty provision recorded during the period	337	1,479
Consumption during the period	(577)	(978)
Balance as of the end of the period	$3,704	$4,722

Advanced payments and Unearned Income
Our advanced payments and unearned income are summarized below:

(In thousands)	September 30, 2016	July 1, 2016
Advanced payments	$10,382	$12,124
Unearned income	14,975	18,491
	$25,357	$30,615
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
The carrying amounts, estimated fair values and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and July 1, 2016 were as follows:

	September 30, 2016		July 1, 2016		Valuation Inputs
(In thousands)	Cost	Fair Value	Cost	Fair Value
Assets:
Cash equivalents:
Money market funds	$15,813	$15,813	$18,800	$18,800	Level 1
Bank certificates of deposit	$11	$11	$11	$11	Level 2
Short term investments:
Bank certificates of deposit	$230	$230	$222	$222	Level 2
Other current assets:
Foreign exchange forward contracts	$59	$59	$5	$5	Level 2
Liabilities:
Other accrued expenses:
Foreign exchange forward contracts	$38	$38	$9	$9	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items mainly are money market funds. As of September 30, 2016 and July 1, 2016, these money market funds were valued at $1.00 net asset value per share.
We classify items in Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources are available with reasonable levels of price transparency. Our bank certificates of deposit and foreign exchange forward contracts are classified within Level 2. Foreign currency forward contracts are measured at fair value using observable foreign currency exchange rates. The assets and liabilities related to our foreign currency forward contracts were not material as of September 30, 2016 and July 1, 2016. The changes in fair value related to our foreign currency forward contracts were recorded in cost of revenues on our condensed consolidated statements of operations.
As of September 30, 2016 and July 1, 2016, we did not have any recurring assets or liabilities that were valued using significant unobservable inputs.

Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first quarter of fiscal 2017 and 2016, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.
Note 5. Credit Facility and Debt
On March 28, 2014, we entered into a Second Amended and Restated Loan Agreement with Silicon Valley Bank (the “SVB Credit Facility”). The SVB Credit Facility expires on June 30, 2018. The SVB Credit Facility provides for a committed amount of up to $30.0 million, with a $30.0 million sublimit that can be borrowed by our Singapore subsidiary. Borrowings may be advanced under the SVB Credit Facility at the lesser of $30.0 million or a borrowing base equal to a specified percentage of the value of eligible accounts receivable and U.S. unbilled accounts of the Company, subject to certain reserves and eligibility criteria. The SVB Credit Facility can also be utilized to issue letters of credit with a $12.0 million sublimit. If the SVB Credit Facility is terminated by us in certain circumstances prior to its expiration, we are subject to an early termination fee equal to 1% of the revolving line.
Our outstanding debt under the SVB Credit Facility was $8.0 million and $9.0 million as of September 30, 2016 and July 1, 2016, respectively. The SVB Credit Facility carries an interest rate computed at the daily prime rate as published in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. During the first quarter of fiscal year 2017, the weighted average interest rate on our outstanding loan was 4.00%. As of September 30, 2016, available credit under the SVB Credit Facility was $2.0 million reflecting the calculated borrowing base of $16.1 million less existing borrowings of $8.0 million and outstanding letters of credit of $6.1 million.
The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with SVB may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 2% above the applicable interest rate. As of September 30, 2016, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility. However, as a result of uncertainty on our ability to continue to meet the financial covenants in the future and the fact that the SVB Credit Facility contains subjective acceleration clauses that could be triggered by the lender, the $8.0 million and $9.0 million borrowing was classified as a current liability as of September 30, 2016 and July 1, 2016.
In addition, we have an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our subsidiary located there. This line of credit provides for $0.3 million in short-term advances at various interest rates, all of which was available as of September 30, 2016 and July 1, 2016. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of September 30, 2016. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.

Note 6. Restructuring Activities
The following table summarizes our restructuring related activities during the three months ended September 30, 2016:

	Severance and Benefits			Facilities and Other			Total
(In thousands)	Fiscal 2016-2017 Plan	Fiscal 2015-2016 Plan	Fiscal 2013-2014 Plan	Fiscal 2015-2016 Plan	Fiscal 2014-2015 Plan	Fiscal 2013-2014 Plan
Accrual balance, July 1, 2016	$1,512	$357	$68	$550	$582	$1,746	$4,816
Charges, net	4	30	—	—	110	16	160
Cash payments	(811)	(313)	(4)	3	(228)	(369)	(1,722)
Accrual balance, September 30, 2016	$705	$74	$64	$553	$464	$1,393	$3,254
In June 2016, we entered into a lease termination agreement to end our headquarters lease in Santa Clara, California and in September 2016 we vacated the building. Under the lease termination agreement, we agreed to pay a termination fee of $1.9 million payable over 14 months. The termination fee was included in the restructuring liabilities as of September 30, 2016 under the Fiscal 2014-2015 Plan and the Fiscal 2013-2014 Plan.
As of September 30, 2016, $2.7 million of the accrual balance was in short-term restructuring liabilities while $0.5 million was included in other long-term liabilities on the condensed consolidated balance sheets.
Fiscal 2016-2017 Plan
During the fourth quarter of fiscal 2016, we initiated a restructuring plan (the “Fiscal 2016-2017 Plan”) to streamline our operations and align expenses with current revenue levels. Activities under the Fiscal 2016-2017 Plan primarily include reductions in workforce in marketing, selling and general and administrative functions.
Fiscal 2015-2016 Plan
During the third quarter of fiscal 2015, with the intent to bring our operational cost structure in line with the changing dynamics of the microwave radio and telecommunications markets, we initiated a restructuring plan (the “Fiscal 2015-2016 Plan”) to lower fixed overhead costs and operating expenses and to preserve cash flow. Activities under the Fiscal 2015-2016 Plan primarily include reductions in workforce across the Company, but primarily in operations outside the United States.
Fiscal 2014-2015 Plan
During the third quarter of fiscal 2014, in line with the decrease in revenue that we experienced and our reduced forecast for the immediate future, we initiated a restructuring plan (the “Fiscal 2014-2015 Plan”) to reduce our operating costs, primarily in North America, Europe and Asia. Activities under the Fiscal 2014-2015 Plan primarily include reductions in workforce and additional facility downsizing of our Santa Clara, California headquarters.
Fiscal 2013-2014 Plan
During the fourth quarter of fiscal 2013, we initiated a restructuring plan (the “Fiscal 2013-2014 Plan”) that was intended to reduce our operating expenses primarily in North America, Europe and Asia. Activities under the Fiscal 2013-2014 Plan included reductions in workforce and facility downsizing of our Santa Clara, California headquarters and certain international field offices.
Note 7. Stockholders’ Equity
2007 Stock Equity Plan and Activities
We have one stock incentive plan for our employees and nonemployee directors, the 2007 Stock Equity Plan, as amended and restated effective November 13, 2015 (the “2007 Stock Plan”). As of September 30, 2016, we have various incentive programs under the 2007 Stock Plan, including the long-term incentive programs (“LTIP”) and a global equity program (“GEP”).

During the first quarter of fiscal 2017, we awarded 72,941 performance stock units and 213,467 restricted stock units associated with our fiscal 2017 LTIP under the 2007 Stock Plan. For the performance share units, the performance criteria is ending the fiscal year 2017 with positive adjusted EBITDA. Once the performance share units are earned, they will be vested three years after the grant date. The restricted stock units granted will be vested in full three years after grant date.
During the first quarter of fiscal 2017, we cancelled 3,291 performance stock units, 3,669 restricted stock units, 983 shares of stock appreciation rights, and options to purchase 8,498 shares of our common stock due to employee terminations.
We issue new shares of our common stock to our employees upon the exercise of stock options, vesting of restricted stock awards and units or vesting of performance share awards and units. All awards that are cancelled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2007 Stock Plan and made available for future grants. Shares of our common stock remaining available for future issuance under the 2007 Stock Plan totaled 226,477 as of September 30, 2016.
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
Share-Based Compensation
Total compensation expense for share-based awards included in our condensed consolidated statements of operations for the first quarter of fiscal 2017 and 2016 was as follows:

	Three Months Ended
(In thousands)	September 30, 2016	October 2, 2015
By Expense Category:
Cost of revenues	$41	$36
Research and development	23	29
Selling and administrative	394	428
Total share-based compensation expense	$458	$493
By Types of Award:
Options	$146	$269
Restricted and performance stock awards and units	312	224
Total share-based compensation expense	$458	$493
As of September 30, 2016, there was $0.2 million of total unrecognized compensation expense related to nonvested stock options granted under our 2007 Stock Plan. This expense is expected to be recognized over a weighted average period of 1.4 years. As of September 30, 2016, there was $4.1 million of total unrecognized compensation expense related to nonvested stock awards and units granted under our 2007 Stock Plan. This expense is expected to be recognized over a weighted average period of 2.3 years.
Note 8. Segment and Geographic Information
We operate in one reportable business segment: the design, manufacturing and sale of a range of wireless networking products, solutions and services. We conduct business globally and our sales and support activities are managed on a geographic basis. Our Chief Executive Officer is our Chief Operating Decision Maker.
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for the first quarter of fiscal 2017 and 2016 were as follows:

	Three Months Ended
(In thousands)	September 30, 2016	October 2, 2015
North America	$28,584	$35,220
Africa and Middle East	14,349	27,288
Europe and Russia	4,507	6,442
Latin America and Asia Pacific	10,767	10,605
Total Revenue	$58,207	$79,555
Mobile Telephone Networks Group (MTN Group) accounted for 11% and 22% of our accounts receivable as of September 30, 2016 and July 1, 2016 respectively. Motorola Solutions, Inc. (Motorola) accounted for 11% of our accounts receivable as of July 1, 2016. During the first quarter of fiscal 2017 and 2016, MTN Group accounted for 10% and 18%, respectively, of our total revenue. We have entered into separate and distinct contracts with MTN Group and Motorola, as well as separate arrangements with various their various subsidiaries. The loss of all business from MTN Group or Motorola, or any other significant customers, could adversely affect our results of operations, cash flows and financial position.
Note 9. Divestiture
We sold our WiMAX business on September 2, 2011 and began accounting for the WiMAX business as a discontinued operation. The operating results of our WiMAX business were included in discontinued operations in our condensed consolidated financial statements for all periods presented. The income recognized in the first quarter of fiscal 2016 was primarily due to recovery of certain WiMAX customer receivables that were previously written down. No income was recognized in respect of the WiMAX business in the first quarter of fiscal 2017. Summary results of operations for the WiMAX business were as follows:

	Three Months Ended
(In thousands)	September 30, 2016	October 2, 2015
Income from operations related to WiMAX	$—	$433
Income taxes	—	(74)
Income from discontinued operations	$—	$359
Note 10. Income Taxes
Our effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates, certain jurisdictions where we cannot recognize tax benefits on current losses and tax benefit from a foreign tax refund. During interim periods, we accrue tax expenses for foreign jurisdictions that are anticipated to be profitable for fiscal 2017.
The determination of our provision for the first quarter of fiscal 2017 and 2016 was based on our estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. The tax expense for the first quarter of fiscal 2017 and 2016 were primarily attributable to tax expense related to profitable foreign subsidiaries.
During the fiscal year 2014, we received an assessment letter from the Inland Revenue Authority of Singapore (“IRAS”) related to deductions claimed in prior years and made a payment of $13.2 million related to tax years 2007 through 2010, reflecting all the taxes incrementally assessed by IRAS. Since the initial assessment, we continue to pursue remedies to challenge this assessment. During the first quarter of fiscal 2017, we received an initial refund of $3.7 million from IRAS which was recorded as a discrete tax benefit during the quarter. We will continue our discussion with IRAS to resolve the remaining tax positions. We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits.
We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Singapore and Nigeria. The earliest years that are open and subject to potential audits for these jurisdictions are as follows: U.S. — 2003; Singapore — 2006; and Nigeria — 2011.
We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign and state income taxes. Such interest expense was not material for the first quarter of fiscal 2017 and fiscal 2016.
Note 11. Commitments and Contingencies
Operating Lease Commitments
We lease office and manufacturing facilities under non-cancelable operating leases expiring at various dates through 2024. We lease approximately 19,000 square feet of office space in Milpitas, California with a term of 60 months as our corporate headquarters. In June 2016, we entered into a lease termination agreement for our previous headquarters lease in Santa Clara, California and the termination fees are included in the restructuring liabilities in the condensed consolidated balance sheets.
As of September 30, 2016, our future minimum lease payments under all non-cancelable operating leases with an initial lease term in excess of one year were as follows:

Fiscal Years Ending in June	Amounts
(In thousands)
2017 (three quarters remaining)	$1,550
2018	1,632
2019	1,279
2020	852
2020	874
Thereafter	2,231
Total	$8,418
These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions.
Rental expense for operating leases, including rentals on a month-to-month basis, was as follows:

	Three Months Ended
(In thousands)	September 30, 2016	October 2, 2015
Rent expense	$1,146	$1,372
Purchase Orders and Other Commitments
From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf, in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of September 30, 2016, we had outstanding purchase obligations with our suppliers or contract manufacturers of $24.5 million. In addition, we had contractual obligations of approximately $2.0 million associated with software licenses as of September 30, 2016.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of September 30, 2016, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of September 30, 2016, we had commercial commitments of $38.3 million outstanding that were not recorded in our condensed consolidated balance sheets. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid on the performance guarantees.
Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our software products infringe the intellectual property rights of a third party. As of September 30, 2016, we have not received any notice that any customer is subject to an infringement claim arising from the use of our software products; we have not received any request to defend any customers from infringement claims arising from the use of our software products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our software products. Because the outcome of infringement disputes is related to the specific facts of each case, and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of September 30, 2016, we had not recorded any liabilities related to these indemnifications.
Legal Proceedings
We are subject from time to time to disputes with customers concerning our products and services. In May 2016, we received notification of a claim for $1.0 million in damages from a customer in Austria alleging that certain of our products were defective. We are continuing to investigate this claim, and at this time an estimate of the reasonably possible loss or range of loss cannot be made. In August 2016, we received a correspondence from a customer in Africa demanding that certain inventory up to $1.0 million be repurchased under the terms of an inventory management agreement that we believe has expired. We are continuing to investigate this demand, and at this time an estimate of the reasonably possible loss or range of loss cannot be made. We believe that we have numerous contractual and legal defenses to these disputes, which are in their early stages, and we intend to dispute them vigorously.
From time to time, we may be involved in various other legal claims and litigation that arise in the normal course of our operations. We are aggressively defending all current litigation matters. Although there can be no assurances and the outcome of these matters is currently not determinable, we currently believe that none of these claims or proceedings are likely to have a material adverse effect on our financial position. We expect to defend each of these disputes vigorously. There are many uncertainties associated with any litigations and these actions or other third-party claims against us may cause us to incur costly litigation and/or substantial settlement charges. As a result, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, if any.
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
Contingent Liabilities
We record a loss contingency as a charge to operations when (i) it is probable that an asset has been impaired or a liability has been incurred at the date of the condensed consolidated financial statements; and (ii) the amount of the loss can be reasonably estimated. Disclosure in the notes to the condensed consolidated financial statements is required for loss contingencies that do not meet both those conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. We expense all legal costs incurred to resolve regulatory, legal and tax matters as incurred.
Periodically, we review the status of each significant matter to assess the potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated, we reflect the estimated loss in our results of operations. Significant judgment is required to determine the probability that a liability has been incurred or an asset impaired and whether such loss is reasonably estimable. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in our condensed consolidated financial statements. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.
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
Other factors besides those listed here also could adversely affect us. See “Item 1A. Risk Factors” in our fiscal 2016 Annual Report on Form 10-K filed with the SEC on September 9, 2016 for more information regarding factors that may cause our results to differ materially from those expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q.
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
Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2016 and 2017 Results
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes. In the discussion below, our fiscal year ending June 30, 2017 is referred to as “fiscal 2017” or “2017” and our fiscal year ended July 1, 2016 is referred to as “fiscal 2016” or “2016”.
We generate revenue by designing, developing, manufacturing and supporting a range of wireless networking products, solutions and services for mobile and fixed communications service providers, private network operators, federal, state and local government agencies, transportation, energy and utility companies, public safety agencies and broadcast network operators around the world. Our products include point-to-point digital microwave transmission systems designed for first/last mile access, middle mile/backhaul, and long distance trunking applications. We also provide network management software solutions to enable operators to deploy, monitor and manage our systems, third party equipment such as antennas, routers, optical transmission equipment and other equipment necessary to build and deploy a complete telecommunications transmission network. We provide a full suite of professional services for planning, deployment, operations and maintenance of our customers’ networks.
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
Our strategic focus in fiscal 2017 is to continue to accelerate innovation and optimize our product portfolio, improve costs and operational efficiencies, grow our revenue and create a sustainable, profitable business model. To do this, we continue to examine our products, markets, facilities, development programs, and operational flows to ensure we are focused on what we do well and what will differentiate us in the future. We will continue working to streamline management processes to attain the efficiency levels required by the markets in which we do business.
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
We continue to explore strategic alternatives to improve the market position and profitability of our product offerings in the marketplace, generate additional liquidity and enhance our valuation. We expect to pursue our goals during the next twelve months principally through organic growth and through other strategic alternatives. Some of these alternatives have included, and could continue to include, selective acquisitions, divestitures and the sale of assets. We have also provided, and may from time to time in the future provide, information to interested parties.
Operations Review
The market for mobile backhaul continues to be our primary addressable market segment and, over the long term, the demand for increasing the backhaul capacity in our customers’ networks continues to grow. In North America, we supported long-term evolution (“LTE”) deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. Our international business was adversely affected in fiscal 2016 by constrained availability of U.S. dollars in countries with economies highly dependent on resource exports, particularly oil. This condition limited capital spending and slowed payments from customers in those locations. Those conditions are continuing in early fiscal 2017. In international markets, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of some large 3G deployments, and the emergence of early stage LTE deployments. Our position continues to be to support our customers for LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. We continue to find that our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. However, as disclosed above and in the “Risk Factors” section in Item 1A of our fiscal 2016 Annual Report on Form 10-K, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we service.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and Middle East, (2) Europe and Russia, and (3) Latin America and Asia Pacific. Revenue by region for the first quarter of fiscal 2017 and 2016 and the related changes were shown in the table below:

	Three Months Ended
(In thousands, except percentages)	September 30, 2016	October 2, 2015	$ Change	% Change
North America	$28,584	$35,220	$(6,636)	(18.8)%
Africa and Middle East	14,349	27,288	(12,939)	(47.4)%
Europe and Russia	4,507	6,442	(1,935)	(30.0)%
Latin America and Asia Pacific	10,767	10,605	162	1.5%
Total Revenue	$58,207	$79,555	$(21,348)	(26.8)%

Our revenue in North America decreased $6.6 million, or 18.8%, during the first quarter of fiscal 2017 compared with the same quarter of fiscal 2016. North America revenue decreased primarily due to fewer orders from our wireless operator customers as they reached the end of their LTE network build cycle. In addition, we saw a small decrease in sales volume to government and utility markets.
Our revenue in Africa and the Middle East decreased $12.9 million, or 47.4%, for the first quarter of fiscal 2017 compared with the same quarter of fiscal 2016. The decrease in revenue due to lower sales volume to our large operator customers in Africa, including the MTN Group, and to our private network customers in the Middle East.
Revenue in Europe and Russia decreased $1.9 million, or 30.0%, for the first quarter of fiscal 2017 compared with the same quarter of fiscal 2016. The decrease was primarily due to lower sales to some of our large customers in the region.
Revenue in Latin America and Asia Pacific increased $0.2 million, or 1.5%, during the first quarter of fiscal 2017 compared with the same quarter in fiscal 2016. The increase was primarily due to increased deliveries to our larger customers in Asia Pacific, and an offset by a large project in Latin America that was completed in the same quarter of fiscal 2016.

	Three Months Ended
(In thousands, except percentages)	September 30, 2016	October 2, 2015	$ Change	% Change
Product sales	$34,724	$53,686	$(18,962)	(35.3)%
Services	23,483	25,869	(2,386)	(9.2)%
Total Revenue	$58,207	$79,555	$(21,348)	(26.8)%
Our revenue from product sales decreased $19.0 million, or 35.3%, for the first quarter of fiscal 2017 compared with the same quarter in fiscal 2016. Product volumes were lower in all sectors, except for Asia-Pacific. The majority of the decrease was in the Middle East, Africa and North America due to reduction in order volumes from mobile operators in those sectors. Our services revenue decreased by $2.4 million, or 9.2%, during the first quarter of fiscal 2017 compared with the same quarter of fiscal 2016. Most of the reduction was with customers in the Middle East and Africa, partially offset by an increase in Asia-Pacific.
During the first quarter of fiscal 2017 and 2016, MTN Group in Africa accounted for 10% and 18%, respectively, of our total revenue. We have entered into separate and distinct contracts with MTN Group as well as separate arrangements with various MTN Group subsidiaries. The loss of all business from MTN Group could adversely affect our results of operations, cash flows and financial position.
Gross Margin

	Three Months Ended
(In thousands, except percentages)	September 30, 2016	October 2, 2015	$ Change	% Change
Revenue	$58,207	$79,555	$(21,348)	(26.8)%
Cost of revenue	40,842	58,544	(17,702)	(30.2)%
Gross margin	$17,365	$21,011	$(3,646)	(17.4)%
% of revenue	29.8%	26.4%
Product margin %	28.4%	30.7%
Service margin %	31.9%	17.4%
Gross margin for the first quarter of fiscal 2017 decreased by $3.6 million, or 17.4%, compared with the same periods in fiscal 2016. The decrease came primarily from reduced margin contribution from lower revenue volume that exceeded improved profit margins on service revenues and reduced supply chain costs year over year.
Gross margin as a percentage of revenue increased in the first quarter of fiscal 2017 compared with the same quarter of fiscal 2016, primarily due to improved service margins and lower supply chain costs. Product margin as a percentage of product revenue decreased slightly from the prior year quarter primarily due to supply chain costs increasing as a percentage of sales, while supply chain actual costs fell relative to the prior year. Service margin as a percentage of service revenue increased primarily due to lower service costs leading to more profitable service business in most sectors.
Research and Development Expenses

	Three Months Ended
(In thousands, except percentages)	September 30, 2016	October 2, 2015	$ Change	% Change
Research and development	$4,943	$5,476	$(533)	(9.7)%
% of revenue	8.5%	6.9%
Our research and development expenses decreased $0.5 million, or 9.7%, in the first quarter of fiscal 2017 compared with the same period in fiscal 2016. The decrease for the first quarter of fiscal 2017 compared with the same quarter in fiscal 2016 was primarily due to a $0.4 million economic incentive grant credit in the first quarter of fiscal 2017 and a $0.2 million reductions in product development costs.
Selling and Administrative Expenses

	Three Months Ended
(In thousands, except percentages)	September 30, 2016	October 2, 2015	$ Change	% Change
Selling and administrative	$15,187	$17,112	$(1,925)	(11.2)%
% of revenue	26.1%	21.5%
Our selling and administrative expenses declined $1.9 million, or 11.2% in the first quarter of fiscal 2017 compared with the same period in fiscal 2016. The decrease for the first quarter of fiscal 2017 compared with the same quarter in fiscal 2016 was primarily due to a $1.3 million decrease in personnel and related expenses as a result of the restructuring programs we implemented, a $0.3 million decrease in professional fees, and a $0.7 million decrease in commission expenses. The decreases were partially offset by a $0.2 million accelerated depreciation of Santa Clara building leasehold improvements.
Restructuring Charges
Our restructuring charges for the first quarter of fiscal 2017 and 2016 are $0.2 million and less than $0.1 million, respectively. Our restructuring expenses consisted primarily of severance and related benefit charges, facilities costs related to obligations under non-cancelable leases for facilities that we ceased to use.
Interest Income, Interest Expense and Other Expense

	Three Months Ended
(In thousands, except percentages)	September 30, 2016	October 2, 2015	$ Change	% Change
Interest income	$54	$82	$(28)	(34.1)%
Interest expense	$(18)	$(9)	$(9)	100.0%
Other expense	$(182)	$—	$(182)	N/A
Interest income reflected interest earned on our cash equivalents which were comprised of money market funds and certificates of deposit.
Interest expense was primarily related to interest associated with borrowings and term loan under the SVB Credit Facility and discounts on customer letters of credit.
Other expense related to the foreign exchange loss on a dividend declared by our Nigeria entity (a partnership for U.S. tax purposes) to Aviat U.S. entity due to continuing devaluation of the Nigerian Naira in the first quarter of fiscal 2017.

Income Taxes

	Three Months Ended
(In thousands, except percentages)	September 30, 2016	October 2, 2015	$ Change	% Change
Loss from continuing operations before income taxes	$(3,071)	$(1,525)	$(1,546)	101.4%
Benefit from income taxes	$(2,470)	$(12)	$(2,458)
We estimate our annual effective tax rate at the end of each quarterly period, and we record the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances. During the first quarter of fiscal 2017, we received a tax refund of $3.7 million from the Inland Revenue Authority of Singapore related to an assessment we paid in fiscal year 2014 related to deductions claimed in tax years 2007 through 2010. This tax refund was recorded as a discrete tax benefit during the quarter. The determination of the effective tax rate reflects tax expense and benefit generated in certain foreign jurisdictions. However, jurisdictions with a year-to-date loss where no tax benefit can be recognized are excluded from the annual effective tax rate.
Income from Discontinued Operations

	Three Months Ended
(In thousands, except percentages)	September 30, 2016	October 2, 2015	$ Change	% Change
Income from discontinued operations, net of tax	$—	$359	$(359)	(100.0)%
Our discontinued operations consist of the WiMAX business, which was sold on September 2, 2011. The income recognized in the first quarter of fiscal 2016 was primarily due to recovery of certain WiMAX customer receivables that were previously written down.
Liquidity, Capital Resources and Financial Strategies
Sources of Cash
As of September 30, 2016, our total cash and cash equivalents were $31.8 million of which $16.2 million, or 51%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries at September 30, 2016, $12.2 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to U.S. taxes which are currently nominal.
As of September 30, 2016, our principal sources of liquidity consisted of the $31.8 million in cash and cash equivalents, $2.0 million of available credit under our $30.0 million SVB Credit Facility which expires on June 30, 2018 and future collections of receivables from customers. As of September 30, 2016, we were in compliance with the amended financial covenants contained in the SVB Credit Facility. However, as a result of uncertainty on our ability to continue to meet the financial covenants in the future and the fact that the SVB Credit Facility contains subjective acceleration clauses that could be triggered by the lender, the $8.0 million and $9.0 million borrowing was classified as a current liability as of September 30, 2016 and July 1, 2016. We regularly require letters of credit from some customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically our primary sources of liquidity have been cash flows from operations, credit facilities and cash proceeds from sale of our equity securities. During the first quarter of fiscal 2017, our total cash and cash equivalents increased by $1.3 million primarily due to $3.8 million of cash provided by operating activities, offset by $1.3 million of cash used for capital expenditures, $1.0 million of cash used in net repayment of SVB Credit Facility, and $0.2 million effect of exchange rate changes on cash and cash equivalents.
Cash provided by operating activities was $3.8 million in the first quarter of fiscal 2017 as compared to cash used in operating activities of $1.8 million in the first quarter of fiscal 2016. Cash provided by operating activities is presented as net loss adjusted for non-cash items and changes in operating assets and liabilities. Net loss decreased by $0.6 million, net contribution of non-cash items to cash provided by operating activities decreased by $1.3 million and net contribution of changes in operating assets and liabilities to cash provided by operating activities increased by $2.8 million for the first quarter of fiscal 2017 as compared to the same period in fiscal 2016.

The $0.6 million decrease in net loss includes a $3.7 million tax refund from the Inland Revenue Authority of Singapore related to a $13.2 million tax assessment we paid in fiscal year 2014. This tax refund was recorded as a discrete tax benefit when it was received during our first quarter of fiscal 2017.
The $1.3 million decrease in the net contribution of non-cash items to cash provided by operating activities was primarily due to a $0.3 million decrease in charges for inventory write-downs and provision for receivables each, respectively, a $0.4 million decrease in deferred income taxes, and a $0.2 million decrease in loss on disposition of property, plant and equipment.
Changes in operating assets and liabilities resulted in a net increase of $2.8 million to cash provided by operating activities for the first quarters of fiscal 2017 as compared to the same period in 2016. Accounts receivable and unbilled costs fluctuate from period to period, depending on the amount, timing of sales and billing activities as well as cash collections. The fluctuations in accounts payable and accrued expenses were primarily due to the timing liabilities incurred and vendor payments. The change in inventories and in customer service inventories were primarily due to demand. The decrease in customer advance payments and unearned income was due to the timing of payment from customers and revenue recognition. We used $1.7 million in cash during the first quarter of fiscal 2017 on expenses related to restructuring liabilities.
During the remainder of fiscal year 2017, we expect to spend approximately $1.7 million for capital expenditures, primarily on equipment for development and manufacturing of new products and to support customer managed services.
We believe that our existing cash and cash equivalents, the available line of credit under the SVB Credit Facility and future cash collections from customers will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for at least the next 12 months. Our SVB Credit Facility expires on June 30, 2018. While we intend to renew and expect the SVB Credit Facility to be renewed, there can be no assurance that the SVB Credit Facility will be renewed. In addition, there can be no assurance that our business will generate cash flow from operations, we will be in compliance with the quarterly financial covenants contained in the SVB Credit Facility, or that we will have a sufficient borrowing base under such facility, or that anticipated operational improvements will be achieved. If we are not in compliance with the financial covenants or do not have sufficient eligible accounts receivable to support our borrowing base, the availability of our credit facility is not certain or may be diminished. Over the longer term, if we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations that may arise in the future, we may be required to sell assets, reduce capital expenditures, or obtain financing. If we need to obtain additional financing, we cannot be assured that it will be available on favorable terms, or at all. Our ability to make scheduled principal payments or pay interest on or refinance any future indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the microwave communications market and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
Restructuring Payments
We had liabilities for restructuring activities totaling $3.3 million as of September 30, 2016, $2.7 million of which was classified as current liability and expected to be paid out in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.
Contractual Obligations and Commercial Commitments
The amounts disclosed in our fiscal 2016 Annual Report on Form 10-K filed with the SEC on September 9, 2016 include our commercial commitments and contractual obligations. During the first quarter of fiscal 2017, no material changes occurred in our contractual obligations to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our fiscal 2016 Annual Report on Form 10-K. Please refer to Note 11, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
For information about our critical accounting estimates, see the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2016 Annual Report on Form 10-K.

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
We use foreign exchange forward contracts to hedge forecasted foreign currency transactions relating to forecasted sales and purchase transactions. Prior to the fourth quarter of fiscal 2015, these derivatives were designated as cash flow hedges. The effective portion of the gain or loss was initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, was subsequently reclassified into the income or expense line item to which the hedged transaction relates. Beginning the fourth quarter of fiscal 2015, we no longer prepared contemporaneous documentation of hedges for the new foreign exchange forward contracts we entered into. As a result, the foreign exchange hedges no longer qualified as cash flow hedges. The changes in fair value related to the hedges were recorded in income or expenses line items on our statements of operations. The last qualifying cash flow hedges occurred in the first quarter of fiscal 2016 and we reclassified $41 thousands gain out of accumulated other comprehensive loss into cost of revenues during the first quarter of fiscal 2016.
We also enter into foreign exchange forward contracts to mitigate the change in fair value of specific non-functional currency assets and liabilities on the balance sheet. All balance sheet hedges are marked to market through earnings every period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities.
As of September 30, 2016, we had foreign currency forward contracts outstanding with a total notional amount of $6.8 million consisting of 3 different currencies. The following is a summary of the gross notional amount of our outstanding contracts grouped by the underlying foreign currency as of September 30, 2016:

Currency	Notional Contract Amount (Local Currency)	Notional Contract Amount (USD)
	(In thousands)
Japanese yen	500,046	$4,890
British pound	750	989
Australian dollar	1,200	922
Total of all currency forward contracts		$6,801
Net foreign exchange income (loss) recorded in our condensed consolidated statements of operations during the first quarter of fiscal 2017 and 2016 was as follows:

	Three Months Ended
(In thousands)	September 30, 2016	October 2, 2015
Amount included in costs of revenues	$(216)	$188
Amount included in other expense	$(210)	$—
A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of September 30, 2016 would have an impact of approximately $0.7 million on the fair value of such instruments.
Certain of our international business was transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars for the first quarter of fiscal 2017 was $0.4 million and was included as a component of stockholders’ equity. As of September 30, 2016 and July 1, 2016, the cumulative translation adjustment decreased our stockholders’ equity by $11.5 million and $11.2 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our credit facility.
Exposure on Cash Equivalents
We had $31.8 million in total cash and cash equivalents as of September 30, 2016. Cash equivalents totaled $15.8 million as of September 30, 2016 and were comprised of money market funds and bank certificates of deposit. Cash equivalents have been recorded at fair value on our balance sheet.
Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents held as of September 30, 2016 was 349 days, and these investments had an average yield of 6.81% per annum. A 10% change in interest rates on our cash and cash equivalents is not expected to have a material impact on our financial position, results of operations or cash flows.
Exposure on Borrowings
During the first quarter of fiscal 2017, we had $8.0 million of borrowings outstanding under the SVB Credit Facility that incurred interest at the prime rate plus a spread of 0.50% to 1.50% with such spread determined based on our adjusted quick ratio. During the first quarter of fiscal 2017, our weighted average interest rate was 4.00% and the interest expense on these borrowings was insignificant.
A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations or cash flows since interest on our borrowings is not material to our overall financial position.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016, are effective to provide reasonable assurance that the information. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There were no changes to our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during our first quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
Please refer to Legal Proceedings under Note 11, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows and financial condition set forth under Item 1A, Risk Factors, in our fiscal 2016 Annual Report on Form 10-K filed with the SEC on September 9, 2016 .
We do not believe that there have been any other material additions or changes to the risk factors previously disclosed in our fiscal 2016 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The information required by this Item is set forth on the Exhibit Index (following the Signature section of this report) and is included, or incorporated by reference, in this Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIAT NETWORKS, INC. (Registrant)
Date: November 14, 2016

By:	/s/ Eric Chang
Eric Chang Vice President, Corporate Controller and Principal Accounting Officer (Principal accounting officer and duly authorized officer)

EXHIBIT INDEX
The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Descriptions

3.1
Certificate of Elimination of the Series A Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2016, File No. 011-33278)

3.2
Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on September 7, 2016, File No. 011-33278)

4.1
Tax Benefit Preservation Plan, dated as of September 6, 2016, by and between Aviat Networks, Inc. and Computershare Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2016, File No. 011-33278)

10.1
Letter Agreement, dated September 13, 2016, among Aviat Networks, Inc., JDS1, LLC, Julian Singer and David S. Oros (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 15, 2016 and to Exhibit 10.1 to the Current Report Form 8-K/A filed with the SEC on September 16, 2016, File No. 001-33278)

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