Form 10-Q
period 2016-12-30
AVIAT NETWORKS, INC.
filed 2017-02-10
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock as of February 2, 2017 was 5,306,298 shares.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended December 30, 2016

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	December 30, 2016	July 1, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$34,978	$30,479
Short-term investments	229	222
Accounts receivable, net	56,201	63,449
Unbilled costs	7,535	5,117
Inventories	20,433	27,293
Customer service inventories	2,623	3,064
Other current assets	11,120	10,790
Total current assets	133,119	140,414
Property, plant and equipment, net	16,836	18,162
Deferred income taxes	5,727	6,068
Other assets	1,236	1,467
TOTAL ASSETS	$156,918	$166,111
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$8,000	$9,000
Accounts payable	31,962	33,217
Accrued expenses	23,044	23,205
Advance payments and unearned income	25,451	30,615
Restructuring liabilities	2,405	3,910
Total current liabilities	90,862	99,947
Unearned income	7,700	8,387
Other long-term liabilities	1,119	1,409
Reserve for uncertain tax positions	1,364	1,414
Deferred income taxes	1,492	1,497
Total liabilities	102,537	112,654
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 5,306,298 shares issued and outstanding at December 30, 2016; 5,261,041 shares issued and outstanding at July 1, 2016	53	53
Additional paid-in-capital	812,552	811,601
Accumulated deficit	(746,332)	(747,381)
Accumulated other comprehensive loss	(12,305)	(11,157)
Noncontrolling interests	413	341
Total equity	54,381	53,457
TOTAL LIABILITIES AND EQUITY	$156,918	$166,111
See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Revenues:
Revenue from product sales	$45,958	$44,675	$80,682	$98,361
Revenue from services	22,578	25,741	46,061	51,610
Total revenues	68,536	70,416	126,743	149,971
Cost of revenues:
Cost of product sales	31,003	33,330	55,863	70,508
Cost of services	16,417	20,662	32,399	42,028
Total cost of revenues	47,420	53,992	88,262	112,536
Gross margin	21,116	16,424	38,481	37,435
Operating expenses:
Research and development expenses	4,475	5,210	9,418	10,686
Selling and administrative expenses	14,056	16,178	29,243	33,290
Restructuring charges	72	34	232	55
Total operating expenses	18,603	21,422	38,893	44,031
Operating income (loss)	2,513	(4,998)	(412)	(6,596)
Interest income	72	55	126	137
Interest expense	(3)	(84)	(21)	(93)
Other income (expense)	5	—	(177)	—
Income (loss) from continuing operations before income taxes	2,587	(5,027)	(484)	(6,552)
Provision for (benefit from) income taxes	865	507	(1,605)	495
Income (loss) from continuing operations	1,722	(5,534)	1,121	(7,047)
Income from discontinued operations, net of tax	—	—	—	359
Net income (loss)	1,722	(5,534)	1,121	(6,688)
Net income attributable to noncontrolling interests, net of tax	44	145	72	194
Net income (loss) attributable to Aviat Networks	$1,678	$(5,679)	$1,049	$(6,882)

Amount attributable to Aviat Networks:
Net income (loss) from continuing operations, net of tax	$1,678	$(5,679)	$1,049	$(7,241)
Net income from discontinued operations, net of tax	$—	$—	$—	$359

Basic income (loss) per share attributable to Aviat Networks’ common stockholders:
Continuing operations	$0.32	$(1.09)	$0.20	$(1.39)
Discontinued operations	—	—	—	0.07
Net income (loss)	$0.32	$(1.09)	$0.20	$(1.32)
Weighted average shares outstanding, basic	5,284	5,230	5,273	5,218

Diluted income (loss) per share attributable to Aviat Networks’ common stockholders:
Continuing operations	$0.31	$(1.09)	$0.20	$(1.39)
Discontinued operations	—	—	—	0.07
Net income (loss)	$0.31	$(1.09)	$0.20	$(1.32)
Weighted average shares outstanding, diluted	5,400	5,230	5,328	5,218
See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Net income (loss)	$1,722	$(5,534)	$1,121	$(6,688)
Other comprehensive loss:
Net change in unrealized loss on hedging activities	—	—	—	(41)
Net change in cumulative translation adjustments	(778)	(293)	(1,148)	(990)
Other comprehensive loss	(778)	(293)	(1,148)	(1,031)
Comprehensive income (loss)	944	(5,827)	(27)	(7,719)
Comprehensive income attributable to noncontrolling interests, net of tax	44	145	72	194
Comprehensive income (loss) attributable to Aviat Networks	$900	$(5,972)	$(99)	$(7,913)

See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	December 30, 2016	January 1, 2016
Operating Activities
Net income (loss)	$1,121	$(6,688)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	3,136	3,376
(Recovery) provision for uncollectible receivables	(643)	179
Share-based compensation	946	922
Deferred tax assets, net	336	475
Charges for inventory and customer service inventory write-downs	1,097	2,305
Loss on disposition of property, plant and equipment	137	204
Changes in operating assets and liabilities:
Accounts receivable	7,891	6,435
Unbilled costs	(2,419)	3,948
Inventories	6,602	(3,140)
Customer service inventories	(92)	1,633
Accounts payable	(120)	(6,010)
Accrued expenses	(1,090)	(478)
Advance payments and unearned income	(6,394)	2,805
Income taxes payable or receivable	968	(728)
Other assets and liabilities	(2,636)	1,142
Net cash provided by operating activities	8,840	6,380
Investing Activities
Payments for acquisition of property, plant and equipment	(2,853)	(759)
Net cash used in investing activities	(2,853)	(759)
Financing Activities
Proceeds from borrowings	16,000	18,000
Repayments of borrowings	(17,000)	(18,000)
Proceeds from issuance of common stock under employee stock plans	5	9
Net cash (used in) provided by financing activities	(995)	9
Effect of exchange rate changes on cash and cash equivalents	(493)	(843)
Net Increase in Cash and Cash Equivalents	4,499	4,787
Cash and Cash Equivalents, Beginning of Period	30,479	34,735
Cash and Cash Equivalents, End of Period	$34,978	$39,522

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of our management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the three and six months ended December 30, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2016.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated.
We operate on a 52-week or 53-week year ending on the Friday closest to June 30. The first two quarters of fiscal 2017 and fiscal 2016 included 13 weeks in each quarter. Fiscal year 2017 will be comprised of 52 weeks and will end on June 30, 2017.
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

Summary of Significant Accounting Policies
There have been no material changes in our significant accounting policies as of and for the six months ended December 30, 2016, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 1, 2016.
Accounting Standards Adopted
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Topic 835-30), Simplifying the Presentation of Debt Issuance Costs. To simplify the presentation of debt issuance costs, the standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for us beginning in our fiscal year 2017. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU includes an SEC staff announcement that the SEC staff would not object to an entity deferring and presenting the costs of securing a revolving line of credit as an asset, and amortizing the costs over the term of the line-of-credit arrangement, regardless of there are any outstanding borrowings on the line-of-credit arrangement. The subject of this ASU was not previously addressed by ASU No. 2015-03. We have adopted both accounting guidance during the first quarter of fiscal 2017 and applied its provisions retrospectively. The adoption of this standard had no material impact on our condensed consolidated financial statements and related disclosures.
Accounting Standards Not Yet Adopted
In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The guidance addresses diversity in practice that exists in the classification and presentation of changes in restricted cash and require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  The guidance will be effective retrospectively for our fiscal year 2019. Early adoption is permitted.  We are evaluating the effect the adoption of the standard will have on our condensed financial statements and related disclosures.
In October 2016, the FASB issued ASU 2016-16 (Topic 740), Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, which requires that an entity recognizes the tax expense from the sale of intra-entity sales of assets, other than inventory, in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminate in consolidation. The guidance will be effective for our fiscal year 2019. Early adoption is permitted. The ASU must be adopted using a modified retrospective method. We are evaluating the effect the adoption of the standard will have on our condensed financial statements and related disclosures. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230), Clarification of Certain Cash Receipts and Cash Payments, which provides guidance on the presentation and classification of eight specific cash flow issues. Those issues are cash payment for debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instrument or other debt instrument with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; cash received from settlement of corporate-owned life insurance policies; distribution received from equity method investees; beneficial interest in securitization transactions; and classification of cash receipts and payments that have aspect of more than one class of cash flows. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
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

Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016 and including interim reporting periods within such reporting period. The FASB has since issued additional updates of its new standard on revenue recognition issued in May 2014. In March 2016, an amendment was issued to clarify the implementation guidance on principal versus agent consideration. ASU 2016-08 (ASC Topic 606) Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) requires entities to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation.  In April 2016, ASU 2016-10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing was issued to clarify the identification of performance obligations and the licensing implementation guidance in the initial standard. ASU 2016-12 (ASC Topic 606) Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients was issued in May 2016 related to its guidance on assessing collectability, presentation of sales tax, noncash consideration, and completed contracts and contract modification at transition, which reduce the potential for diversity in practice, and the cost and complexity of application at transition and on an ongoing basis. ASU 2016-20 (ASC Topic 606) Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers was issued in December 2016 provides clarity related to loan guarantees, contract costs -impairment testing, contract costs - interaction of impairment testing with other guidance, provisions for losses on construction-type and production-type contracts, scope exception for this topic and disclosure of remaining performance obligations. We are evaluating the effects of the new guidance and have not yet selected a transition method nor have we determined the potential effects of adoption on our condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, (Topic 718) Improvements to Employee Share-Based Payment Accounting, which requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 with early adoption permitted. We are evaluating the effect of the adoption the standard will have on our condensed consolidated financial statements and related disclosures.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance retains the current accounting for classifying and measuring investments in debt securities and loans, but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. The guidance also changes the accounting for investments without a readily determinable fair value and do not qualify for the practical expedient to estimate fair value. A policy election can be made for these investments whereby estimated fair value may be measured at cost and adjusted in subsequent periods for any impairment or changes in observable prices of identical or similar investments. This ASU is effective for fiscal years beginning after December 15, 2017. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
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

Note 2. Net Income (Loss) Per Share of Common Stock
Net income (loss) per share is computed using the two-class method, by dividing net income (loss) attributable to the Company by the weighted-average number of shares of the Company’s outstanding common stock. Our restricted shares contain rights to receive non-forfeitable dividends and therefore are considered to be participating securities and included in the calculations of net income per basic and diluted common share. Undistributed losses are not allocated to unvested restricted shares due to the fact that the unvested restricted shares are not contractually obligated to share the losses of the Company. The impact on earnings per share of the participating securities under the two-class method is immaterial.
The following table presents the computation of basic and diluted net income (loss) per share attributable to the common stockholders:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Numerator:
Net income (loss) from continuing operations, net of tax	$1,678	$(5,679)	$1,049	$(7,241)
Net income from discontinued operations, net of tax	—	—	—	359
Net income (loss) attributable to Aviat Networks	$1,678	$(5,679)	$1,049	$(6,882)

Denominator:
Weighted average shares outstanding, basic	5,284	5,230	5,273	5,218
Effect of potentially dilutive equivalent shares	116	—	55	—
Weighted average shares outstanding, diluted	5,400	5,230	5,328	5,218

Basic income (loss) per share attributable to Aviat Networks’ common stockholders:
Continuing operations	$0.32	$(1.09)	$0.20	$(1.39)
Discontinued operations	—	—	—	0.07
Net income (loss)	$0.32	$(1.09)	$0.20	$(1.32)

Diluted income (loss) per share attributable to Aviat Networks’ common stockholders:
Continuing operations	$0.31	$(1.09)	$0.20	$(1.39)
Discontinued operations	—	—	—	0.07
Net income (loss)	$0.31	$(1.09)	$0.20	$(1.32)
The following table summarizes the weighted-average equity awards that were excluded from the diluted net income (loss) per share calculations:

	Three Months Ended		Six Months Ended
(In thousands)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Stock options	427	589	435	600
Restricted stocks units and performance stock units	6	234	8	156
Total potential shares of common stock excluded	433	823	443	756

Note 3. Balance Sheet Components
Accounts Receivable, net
Our net accounts receivable as of December 30, 2016 and July 1, 2016 were as follows:

(In thousands)	December 30, 2016	July 1, 2016
Accounts receivable	$63,864	$71,416
Less allowances for collection losses	(7,663)	(7,967)
	$56,201	$63,449
Inventories
Our inventories as of December 30, 2016 and July 1, 2016 were as follows:

(In thousands)	December 30, 2016	July 1, 2016
Finished products	$14,706	$20,044
Work in process	3,024	5,104
Raw materials and supplies	2,703	2,145
Total inventories	$20,433	$27,293
Deferred cost of revenue included within finished goods	$4,947	$5,984
Consigned inventories included within raw materials and supplies	$1,887	$2,035
We recorded charges to adjust our inventory and customer service inventory to the lower of cost or market. These charges were primarily due to excess and obsolete inventory resulting from product transitioning or discontinuance. During the three and six months ended December 30, 2016 and January 1, 2016, such charges incurred were classified in cost of product sales as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Excess and obsolete inventory charges	$94	$979	$568	$1,957
Customer service inventory write-downs	242	219	529	348
	$336	$1,198	$1,097	$2,305
Property, Plant and Equipment, net
Our property, plant and equipment, net as of December 30, 2016 and July 1, 2016 were as follows:

(In thousands)	December 30, 2016	July 1, 2016
Land	$710	$710
Buildings and leasehold improvements	11,346	11,714
Software	14,370	14,620
Machinery and equipment	41,259	42,960
	67,685	70,004
Less accumulated depreciation and amortization	(50,849)	(51,842)
	$16,836	$18,162
Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Depreciation and amortization	$1,467	$1,672	$3,136	$3,376
Accrued Expenses
Our accrued expenses are summarized below:

(In thousands)	December 30, 2016	July 1, 2016
Accrued compensation and benefits	$7,663	$7,161
Accrued commissions	1,823	3,551
Accrued warranties	3,559	3,944
Other	9,999	8,549
	$23,044	$23,205
Accrued Warranties
We accrue for the estimated cost to repair or replace products under warranty at the time of sale. Changes in our warranty liability, which is included as a component of accrued expenses in the condensed consolidated balance sheets were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Balance as of the beginning of the period	$3,704	$4,722	$3,944	$4,221
Warranty provision recorded during the period	480	934	817	2,413
Consumption during the period	(625)	(859)	(1,202)	(1,837)
Balance as of the end of the period	$3,559	$4,797	$3,559	$4,797
Advanced payments and Unearned Income
Our advanced payments and unearned income are summarized below:

(In thousands)	December 30, 2016	July 1, 2016
Advanced payments	$10,407	$12,124
Unearned income	15,044	18,491
	$25,451	$30,615
Note 4. Fair Value Measurements of Assets and Liabilities
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants as of the measurement date. We maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value and establish a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2 — Observable market-based inputs or observable inputs that are corroborated by market data; and

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts, estimated fair values and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of December 30, 2016 and July 1, 2016 were as follows:

	December 30, 2016		July 1, 2016		Valuation Inputs
(In thousands)	Cost	Fair Value	Cost	Fair Value
Assets:
Cash equivalents:
Money market funds	$18,129	$18,129	$18,800	$18,800	Level 1
Bank certificates of deposit	$11	$11	$11	$11	Level 2
Short term investments:
Bank certificates of deposit	$228	$228	$222	$222	Level 2
Other current assets:
Foreign exchange forward contracts	$193	$193	$5	$5	Level 2
Liabilities:
Other accrued expenses:
Foreign exchange forward contracts	$309	$309	$9	$9	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items mainly are money market funds. As of December 30, 2016 and July 1, 2016, these money market funds were valued at $1.00 net asset value per share.
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
As of December 30, 2016 and July 1, 2016, we did not have any recurring assets or liabilities that were valued using significant unobservable inputs.
Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first six months of fiscal 2017 and 2016, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.
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
Our outstanding debt under the SVB Credit Facility was $8.0 million and $9.0 million as of December 30, 2016 and July 1, 2016, respectively. The SVB Credit Facility carries an interest rate computed at the daily prime rate as published in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. During the first six months of fiscal year 2017, the weighted average interest rate on our outstanding loan was 4.03%. As of December 30, 2016, available credit under the SVB Credit Facility was $5.1 million reflecting the calculated borrowing base of $20.0 million less existing borrowings of $8.0 million and outstanding letters of credit of $6.9 million.

The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with SVB may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 2% above the applicable interest rate. As of December 30, 2016, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility. However, as we have historically amended the agreement to revise financial covenants and the fact that the SVB Credit Facility contains subjective acceleration clauses that could be triggered by the lender, the $8.0 million and $9.0 million borrowing was classified as a current liability as of December 30, 2016 and July 1, 2016.
In addition, we have an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our subsidiary located there. This line of credit provides for $0.3 million in short-term advances at various interest rates, all of which was available as of December 30, 2016 and July 1, 2016. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of December 30, 2016. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.
Note 6. Restructuring Activities
The following table summarizes our restructuring related activities during the three and six months ended December 30, 2016:

	Severance and Benefits			Facilities and Other			Total
(In thousands)	Fiscal 2016-2017 Plan	Fiscal 2015-2016 Plan	Fiscal 2013-2014 Plan	Fiscal 2015-2016 Plan	Fiscal 2014-2015 Plan	Fiscal 2013-2014 Plan
Accrual balance, July 1, 2016	$1,512	$357	$68	$550	$582	$1,746	$4,815
Charges, net	4	30	—	—	110	16	160
Cash payments	(811)	(313)	(4)	3	(228)	(369)	(1,722)
Accrual balance, September 30, 2016	705	74	64	553	464	1,393	3,253
Charges, net	37	(25)	—	—	47	13	72
Cash payments	(235)	23	—	(38)	(145)	(306)	(701)
Accrual balance as of December 30, 2016	$507	$72	$64	$515	$366	$1,100	$2,624
In June 2016, we entered into a lease termination agreement to end our headquarters lease in Santa Clara, California and in September 2016 we vacated the building. Under the lease termination agreement, we agreed to pay a termination fee of $1.9 million payable over 14 months. The termination fee was included in the restructuring liabilities as of December 30, 2016 under the Fiscal 2014-2015 Plan and the Fiscal 2013-2014 Plan.
As of December 30, 2016, $2.4 million of the accrual balance was in short-term restructuring liabilities while $0.2 million was included in other long-term liabilities on the condensed consolidated balance sheets.
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

Fiscal 2015-2016 Plan
During the third quarter of fiscal 2015, with the intent to bring our operational cost structure in line with the changing dynamics of the microwave radio and telecommunications markets, we initiated a restructuring plan (the “Fiscal 2015-2016 Plan”) to lower fixed overhead costs and operating expenses and to preserve cash flow. Activities under the Fiscal 2015-2016 Plan primarily include reductions in workforce across the Company, but primarily in operations outside the United States. We substantially completed the restructuring activities under the Fiscal 2015-2016 Plan as of July 1, 2016. Payment related to the accrued restructuring liability balance for this plan will be paid through fiscal 2020.
Fiscal 2014-2015 Plan
During the third quarter of fiscal 2014, in line with the decrease in revenue that we experienced and our reduced forecast for the immediate future, we initiated a restructuring plan (the “Fiscal 2014-2015 Plan”) to reduce our operating costs, primarily in North America, Europe and Asia. Activities under the Fiscal 2014-2015 Plan primarily include reductions in workforce and additional facility downsizing of our Santa Clara, California headquarters. We substantially completed the restructuring activities under the Fiscal 2014-2015 Plan as of July 1, 2016. Payment related to the accrued restructuring liability balance for this plan will be paid through fiscal 2018.
Fiscal 2013-2014 Plan
During the fourth quarter of fiscal 2013, we initiated a restructuring plan (the “Fiscal 2013-2014 Plan”) that was intended to reduce our operating expenses primarily in North America, Europe and Asia. Activities under the Fiscal 2013-2014 Plan included reductions in workforce and facility downsizing of our Santa Clara, California headquarters and certain international field offices. We substantially completed the restructuring activities under the Fiscal 2013-2014 Plan as of June 27, 2014. Payment related to the accrued restructuring liability balance for this plan will be paid through fiscal 2018.
Note 7. Stockholders’ Equity
2007 Stock Equity Plan and Activities
We have one stock incentive plan for our employees and nonemployee directors, the 2007 Stock Equity Plan, as amended and restated effective November 13, 2015 (the “2007 Stock Plan”). During the six months ended December 30, 2016, we awarded 72,941 performance stock units, 50,000 market-based stock units and 213,467 restricted stock units associated with our fiscal 2017 Long-Term Incentive Plan under the 2007 Stock Plan. For the performance share units, the performance criteria is ending the fiscal year 2017 with positive adjusted earnings before interest, taxes, depreciation and amortization. Once the performance share units are earned, they will be vested three years after the grant date. For the market-based stock units, the performance goal is based on the Company’s common stock price at the end of calendar year 2018. The award units will be vested on the date that the Compensation Committee certifies achievement of the performance measure. The restricted stock units granted will be vested in full three years after the grant date.
During the six months ended December 30, 2016, we cancelled 6,253 market-based stock units, 10,370 restricted stock units, 983 shares of stock appreciation rights, and options to purchase 15,430 shares of our common stock due to employee terminations. In the same period, we cancelled 48,626 market-based stock units due to the non-achievement of specified market conditions and options to purchase 16,416 shares of our common stock expired.
We issue new shares of our common stock to our employees upon the exercise of stock options, vesting of restricted stock awards and units or vesting of performance share awards and units. All awards that are cancelled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2007 Stock Plan and made available for future grants. Shares of our common stock remaining available for future issuance under the 2007 Stock Plan totaled 262,191 as of December 30, 2016.
On September 6, 2016, our Board of Directors (the “Board”) authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of our common stock, par value $0.01 per share (the “Common Shares”), to our stockholders of record as of the close of business on September 16, 2016. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company at an exercise price of $35.00 (the “Exercise Price”) per one one-thousandth of a Preferred Share, subject to adjustment. Until the rights become exercisable, they will not be evidenced by separate certificates and will trade automatically with shares of the Company’s common stock. The Rights have a de minimus fair value. The complete terms of the Rights are set forth in a Tax Benefit Preservation Plan (the “Plan”), effective as of September 6, 2016, between the Company and Computershare Inc., as rights agent. By adopting the Plan, we are helping to preserve the value of certain deferred tax benefits, including those generated by net operating losses (collectively, the “Tax Benefits”), which could be lost in the event of an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended. The Plan reduces the likelihood that changes in our investor base have the unintended effect of limiting our use of the Tax Benefits.
Also, on September 6, 2016, our Board of Directors adopted certain amendments to our Amended and Restated Certificate of Incorporation, as amended (the “Charter Amendments”). The Charter Amendments are designed to preserve the Tax Benefits by restricting certain transfers of our common stock.
Both the Plan and the Charter Amendments were approved at our 2016 annual meeting of stockholders on November 16, 2016. No actions were taken under the Plan as of December 30, 2016.
Share-Based Compensation
Total compensation expense for share-based awards included in our condensed consolidated statements of operations for the three and six months ended December 30, 2016 and January 1, 2016 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
By Expense Category:
Cost of revenues	$62	$46	$102	$82
Research and development	38	34	62	63
Selling and administrative	388	349	782	777
Total share-based compensation expense	$488	$429	$946	$922
By Types of Award:
Options	$43	$213	$189	$482
Restricted and performance stock awards and units	445	216	757	440
Total share-based compensation expense	$488	$429	$946	$922
As of December 30, 2016, there was $0.2 million of total unrecognized compensation expense related to nonvested stock options granted under our 2007 Stock Plan. This expense is expected to be recognized over a weighted average period of 1.6 years. As of December 30, 2016, there was $4.3 million of total unrecognized compensation expense related to nonvested stock awards and units granted under our 2007 Stock Plan. This expense is expected to be recognized over a weighted average period of 2.2 years.
Note 8. Segment and Geographic Information
We operate in one reportable business segment: the design, manufacturing and sale of a range of wireless networking products, solutions and services. We conduct business globally and our sales and support activities are managed on a geographic basis. Our Chief Executive Officer is our Chief Operating Decision Maker.
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for the three and six months ended December 30, 2016 and January 1, 2016 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
North America	$39,353	$31,844	$67,937	$67,064
Africa and Middle East	16,770	23,703	31,119	50,991
Europe and Russia	2,810	5,617	7,317	12,059
Latin America and Asia Pacific	9,603	9,252	20,370	19,857
Total Revenue	$68,536	$70,416	$126,743	$149,971
Mobile Telephone Networks Group (MTN Group) accounted for 13% and 22% of our accounts receivable as of December 30, 2016 and July 1, 2016, respectively. Motorola Solutions, Inc. (Motorola) accounted for 12% and 11% of our accounts receivable as of December 30, 2016 and July 1, 2016, respectively. During the three and six months ended December 30, 2016, MTN Group accounted for 12% and 11%, respectively, of our total revenue. During the three and six months ended January 1, 2016, MTN Group accounted for 20% and 18%, respectively, of our total revenue. Motorola accounted for 10% of our total revenue during the three months ended January 1, 2016; however, Motorola did not account for 10% of our total revenue during the six months ended January 1, 2016. We have entered into separate and distinct contracts with MTN Group and Motorola, as well as separate arrangements with various their various subsidiaries. The loss of all business from MTN Group or Motorola, or any other significant customers, could adversely affect our results of operations, cash flows and financial position.
Note 9. Divestiture
We sold our WiMAX business on September 2, 2011 and began accounting for the WiMAX business as a discontinued operation. The operating results of our WiMAX business were included in discontinued operations in our condensed consolidated financial statements for all periods presented. The income recognized in the first six months of fiscal 2016 of $0.4 million, net of income taxes, was primarily due to recovery of certain WiMAX customer receivables that were previously written down. No income was recognized in respect of the WiMAX business in the first six months of fiscal 2017.
Note 10. Income Taxes
Our effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates, certain jurisdictions where we cannot recognize tax benefits on current losses and tax benefit from a foreign tax refund. During interim periods, we accrue tax expenses for jurisdictions that are anticipated to be profitable for fiscal 2017.
The determination of our provision for the first six months of fiscal 2017 and 2016 was based on our estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. The tax expense for the first six months of fiscal 2017 and 2016 were primarily attributable to tax expense related to profitable subsidiaries.
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
We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign and state income taxes. Such interest expense was not material for the three and six months ended December 30, 2016 and January 1, 2016.

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
As of December 30, 2016, our future minimum lease payments under all non-cancelable operating leases with an initial lease term in excess of one year were as follows:

Fiscal Years Ending in June	Amounts
(In thousands)
2017 (two quarters remaining)	$1,169
2018	1,736
2019	1,313
2020	852
2020	874
Thereafter	2,231
Total	$8,175
These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We sublease a portion of our facilities to third parties and the total minimum rents to be received in the future under our non-cancelable subleases were $0.1 million as of December 30, 2016. The future minimum lease payments are not reduced by the minimum sublease rents.
Rental expense for operating leases, including rentals on a month-to-month basis, was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Rent expense	$987	$1,050	$2,134	$2,621
Purchase Orders and Other Commitments
From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf, in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of December 30, 2016, we had outstanding purchase obligations with our suppliers or contract manufacturers of $22.6 million. In addition, we had contractual obligations of approximately $1.7 million associated with software licenses as of December 30, 2016.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of December 30, 2016, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of December 30, 2016, we had commercial commitments of $40.4 million outstanding that were not recorded in our condensed consolidated balance sheets. During the second fiscal quarter, we recorded a payout of $0.4 million on the performance guarantees to a contractor in the Middle East region. We believe the customer improperly drew on the performance bond and intend to pursue all remedies available to recover the payment. We do not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on the performance guarantees in the future.
Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our software products infringe the intellectual property rights of a third party. As of December 30, 2016, we have not received any notice that any customer is subject to an infringement claim arising from the use of our software products; we have not received any request to defend any customers from infringement claims arising from the use of our software products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our software products. Because the outcome of infringement disputes is related to the specific facts of each case, and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of December 30, 2016, we had not recorded any liabilities related to these indemnifications.
Legal Proceedings
We are subject from time to time to disputes with customers concerning our products and services. In May 2016, we received notification of a claim for $1.0 million in damages from a customer in Austria alleging that certain of our products were defective. We are continuing to investigate this claim, and at this time an estimate of the reasonably possible loss or range of loss cannot be made. In August 2016, we received correspondence from a customer in Africa demanding that certain inventory to be repurchased under the terms of an inventory management agreement that we believe has expired. We are continuing to investigate this demand, however, during the second fiscal quarter of 2017, we recorded $0.3 million charge based on an estimate of the probable loss. We believe that we have numerous contractual and legal defenses to these disputes, which are in their early stages, and we intend to dispute them vigorously.
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
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe and Russia, and (3) Latin America and Asia Pacific. Revenue by region for the three and six months ended December 30, 2016 and January 1, 2016 and the related changes were shown in the table below:

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 30, 2016	January 1, 2016	$ Change	% Change	December 30, 2016	January 1, 2016	$ Change	% Change
North America	$39,353	$31,844	$7,509	23.6%	$67,937	$67,064	$873	1.3%
Africa and Middle East	16,770	23,703	(6,933)	(29.2)%	31,119	50,991	(19,872)	(39.0)%
Europe and Russia	2,810	5,617	(2,807)	(50.0)%	7,317	12,059	(4,742)	(39.3)%
Latin America and Asia Pacific	9,603	9,252	351	3.8%	20,370	19,857	513	2.6%
Total Revenue	$68,536	$70,416	$(1,880)	(2.7)%	$126,743	$149,971	$(23,228)	(15.5)%
Our revenue in North America increased $7.5 million, or 23.6%, during the second quarter of fiscal 2017 compared with the same quarter of fiscal 2016. North America revenue increased primarily due to a large increase in revenue from completion of private network projects, offset in part by a decrease in revenue from mobile operators in the region. On a year-to-date basis, North America revenue increased $0.9 million, or 1.3%, compared with the same period in fiscal 2016. The year-to-date increase in North America was from private network customers, offset by a decrease in revenue from mobile operators.
Our revenue in Africa and the Middle East decreased $6.9 million, or 29.2%, for the second quarter of fiscal 2017 compared with the same quarter of fiscal 2016. The decrease in revenue was primarily due to lower sales volume to our large operator customers in Africa, including the MTN Group. The decrease was also attributable to a large sale to a private network customer in North Africa in the second quarter of fiscal 2016 that was not repeated in fiscal 2017. On a year-to-date basis, Africa and the Middle East revenue decreased $19.9 million, or 39.0%, compared with the same period in fiscal 2016. The year-to-date decrease in the region was also from lower sales to mobile operator customers in Africa and a decrease in revenue from private networks in the Middle East.
Revenue in Europe and Russia decreased $2.8 million, or 50.0%, for the second quarter of fiscal 2017 compared with the same quarter of fiscal 2016. The decrease was primarily due to lower sales to some of our large customers in the region. On a year-to-date basis, revenue in Europe and Russia was down $4.7 million, or 39.3%, from the same period in fiscal 2016. The decrease came from lower sales to our large customers in the region compared with the same periods in fiscal 2016.
Revenue in Latin America and Asia Pacific increased $0.4 million, or 3.8%, during the second quarter of fiscal 2017 compared with the same quarter in fiscal 2016. The increase was primarily due to increased deliveries to our larger customers in Latin America, offset by decreased sales in Asia Pacific. On a year-to-date basis, revenue in Latin America and Asia Pacific increased $0.5 million, or 2.6%, from the same period in fiscal 2016 for the same reasons.

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 30, 2016	January 1, 2016	$ Change	% Change	December 30, 2016	January 1, 2016	$ Change	% Change
Product sales	$45,958	$44,675	$1,283	2.9%	$80,682	$98,361	$(17,679)	(18.0)%
Services	22,578	25,741	(3,163)	(12.3)%	46,061	51,610	(5,549)	(10.8)%
Total Revenue	$68,536	$70,416	$(1,880)	(2.7)%	$126,743	$149,971	$(23,228)	(15.5)%
Our revenue from product sales increased $1.3 million, or 2.9%, for the second quarter of fiscal 2017 compared with the same quarter in fiscal 2016. Product volumes were higher in North America and Latin America, overcoming smaller decreases in other regions. Our services revenue decreased by $3.2 million, or 12.3%, during the second quarter of fiscal 2017 compared with the same quarter of fiscal 2016. Most of the reduction was with customers in the Middle East, Africa, and Asia Pacific, partially offset by an increase in North America and Latin America.
Our revenue from product sales decreased by $17.7 million, or 18.0%, for the first six months of fiscal 2017 compared with the same period in fiscal 2016. The decrease came primarily from weaker product sales in Africa, the Middle East, and Europe, offset in part by stronger sales in North America and Latin America. Our services revenue was down by $5.5 million, or 10.8%, during the first six months of fiscal 2017 compared with the same period of fiscal 2016, due to reduced service activities in most regions, except for Asia Pacific where we had a small increase in service sales.
Gross Margin

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 30, 2016	January 1, 2016	$ Change	% Change	December 30, 2016	January 1, 2016	$ Change	% Change
Revenue	$68,536	$70,416	$(1,880)	(2.7)%	$126,743	$149,971	$(23,228)	(15.5)%
Cost of revenue	47,420	53,992	(6,572)	(12.2)%	88,262	112,536	(24,274)	(21.6)%
Gross margin	$21,116	$16,424	$4,692	28.6%	$38,481	$37,435	$1,046	2.8%
% of revenue	30.8%	23.3%			30.4%	25.0%
Product margin %	32.5%	25.4%			30.8%	28.3%
Service margin %	27.3%	19.7%			29.7%	18.6%
Gross margin for the three and six months ended December 30, 2016 increased by $4.7 million, or 28.6%, and $1.0 million, or 2.8%, respectively, compared with the three and six months ended January 1, 2016. On the quarter-to-date basis and on a year-to-date basis, the margin increase was from lower supply chain costs and improved margin rates in services businesses in all sectors.
Gross margin as a percentage of revenue increased in the second quarter of fiscal 2017 compared with the same quarter of fiscal 2016, primarily due to improved service margins and lower supply chain costs. Product margin as a percentage of product revenue increased from the prior year quarter primarily due to lower supply chain costs. Service margin as a percentage of service revenue increased primarily due to lower service costs leading to more profitable service business in most sectors.

On a year-to-date basis, gross margin as a percentage of revenue increased due to lower supply chain costs in the current year and improved service margins. Gross margin rates in services businesses in all sectors improved compared with the same period in fiscal 2016. Product margin as a percentage of product revenue increased over the same period in fiscal 2016 primarily due to reduced supply chain costs. We attributed the margin improvement in the service business and our reduced supply chain costs to process improvement programs within the Company along with our restructuring program implemented over the past several quarters.
Research and Development Expenses

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 30, 2016	January 1, 2016	$ Change	% Change	December 30, 2016	January 1, 2016	$ Change	% Change
Research and development	$4,475	$5,210	$(735)	(14.1)%	$9,418	$10,686	$(1,268)	(11.9)%
% of revenue	6.5%	7.4%			7.4%	7.1%
Our research and development expenses decreased $0.7 million, or 14.1%, in the second quarter of fiscal 2017 compared with the same period in fiscal 2016. The decrease was primarily due to a $0.4 million economic incentive grant credit in the second quarter of fiscal 2017 and a $0.3 million reduction in product development costs.
Our research and development expenses decreased $1.3 million, or 11.9%, in the first six months of fiscal 2017 compared with the same period in fiscal 2016. The decrease for the first six months of fiscal 2017 compared with the same period in fiscal 2016 was primarily due to a $0.7 million economic incentive grant credit in the first six months of fiscal 2017 and a $0.6 million reduction in product development costs.
Selling and Administrative Expenses

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 30, 2016	January 1, 2016	$ Change	% Change	December 30, 2016	January 1, 2016	$ Change	% Change
Selling and administrative	$14,056	$16,178	$(2,122)	(13.1)%	$29,243	$33,290	$(4,047)	(12.2)%
% of revenue	20.5%	23.0%			23.1%	22.2%
Our selling and administrative expenses declined $2.1 million, or 13.1%, and $4.0 million, or 12.2%, respectively, in the three and six months ended December 30, 2016 compared with the same periods in fiscal 2016. The decrease for the second quarter of fiscal 2017 compared with the same quarter in fiscal 2016 was primarily due to a $1.9 million decrease in personnel and related expenses as a result of the restructuring programs we implemented, a $0.5 million decrease in professional fees. The decreases were partially offset by a $0.3 million increase in commission expenses.
The decrease for the first six months of fiscal 2017 compared with the same period in fiscal 2016 was primarily due to a $3.1 million decrease in personnel and related expenses, a $0.7 million decrease in professional fees, and a $0.4 million decrease in commission expenses. The decreases were partially offset by a $0.2 million accelerated depreciation of Santa Clara building leasehold improvements.
Restructuring Charges

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 30, 2016	January 1, 2016	$ Change	% Change	December 30, 2016	January 1, 2016	$ Change	% Change
Restructuring Charges	$72	$34	$38	111.8%	$232	$55	$177	321.8%
Our restructuring expenses consisted primarily of severance and related benefit charges, facilities costs related to obligations under non-cancelable leases for facilities that we ceased to use.

Interest Income, Interest Expense and Other Expense

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 30, 2016	January 1, 2016	$ Change	% Change	December 30, 2016	January 1, 2016	$ Change	% Change
Interest income	$72	$55	$17	30.9%	$126	$137	$(11)	(8.0)%
Interest expense	$(3)	$(84)	$81	(96.4)%	$(21)	$(93)	$72	(77.4)%
Other income (expense)	$5	$—	$5	N/A	$(177)	$—	$(177)	N/A
Interest income reflected interest earned on our cash equivalents which were comprised of money market funds and certificates of deposit.
Interest expense was primarily related to interest associated with borrowings and term loan under the SVB Credit Facility and discounts on customer letters of credit.
Other expense related to the foreign exchange gain (loss) on a dividend declared by our Nigeria entity (a partnership for U.S. tax purposes) to Aviat U.S. entity. The foreign exchange rate for Nigerian Naira dropped quickly in the first quarter of fiscal 2017, and stabilized in the second quarter of fiscal 2017.
Income Taxes

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 30, 2016	January 1, 2016	$ Change	% Change	December 30, 2016	January 1, 2016	$ Change	% Change
Income (loss) from continuing operations before income taxes	$2,587	$(5,027)	$7,614	(151.5)%	$(484)	$(6,552)	$6,068	(92.6)%
Provision for (benefit from) income taxes	$865	$507	$358	70.6%	$(1,605)	$495	$(2,100)	(424.2)%
We estimate our annual effective tax rate at the end of each quarterly period, and we record the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances. During the first quarter of fiscal 2017, we received a tax refund of $3.7 million from the Inland Revenue Authority of Singapore related to an assessment we paid in fiscal year 2014 related to deductions claimed in tax years 2007 through 2010. This tax refund was recorded as a discrete tax benefit during the quarter. The determination of the effective tax rate reflects tax expense and benefit generated in certain jurisdictions. However, jurisdictions with a year-to-date loss where no tax benefit can be recognized are excluded from the annual effective tax rate.
Income from Discontinued Operations
Our discontinued operations consist of the WiMAX business, which was sold on September 2, 2011. The $0.4 million income net of tax recognized in the first six months of fiscal 2016 was primarily due to recovery of certain WiMAX customer receivables that were previously written down.
Liquidity, Capital Resources and Financial Strategies
Sources of Cash
As of December 30, 2016, our total cash and cash equivalents were $35.0 million of which $17.9 million, or 51%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries at December 30, 2016, $13.3 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to U.S. taxes which are currently nominal.
As of December 30, 2016, our principal sources of liquidity consisted of the $35.2 million in cash, cash equivalents and short-term investments, $5.1 million of available credit under our $30.0 million SVB Credit Facility which expires on June 30, 2018 and future collections of receivables from customers. As of December 30, 2016, we were in compliance with the amended financial covenants contained in the SVB Credit Facility. However, as a result of uncertainty on our ability to continue to meet the financial covenants in the future and the fact that the SVB Credit Facility contains subjective acceleration clauses that could be triggered by the lender, the $8.0 million and $9.0 million borrowing was classified as a current liability as of December 30, 2016 and July 1, 2016. We regularly require letters of credit from some customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically our primary sources of liquidity have been cash flows from operations, credit facilities and cash proceeds from sale of our equity securities. During the first six months of fiscal 2017, our total cash and cash equivalents increased by $4.5 million primarily due to $8.8 million of cash provided by operating activities, offset by $2.9 million of cash used for capital expenditures, $1.0 million of cash used in net repayment of SVB Credit Facility, and $0.5 million effect of exchange rate changes on cash and cash equivalents.
Cash provided by operating activities was $8.8 million in the first six months of fiscal 2017 as compared to cash provided by operating activities of $6.4 million in the first six months of fiscal 2016. Cash provided by operating activities is presented as net income (loss) adjusted for non-cash items and changes in operating assets and liabilities. Net income increased by $7.8 million, net contribution of non-cash items to cash provided by operating activities decreased by $2.5 million and net contribution of changes in operating assets and liabilities to cash provided by operating activities decreased by $2.9 million for the first six months of fiscal 2017 as compared to the same period in fiscal 2016.
The $7.8 million increase in net income includes a $3.7 million tax refund from the Inland Revenue Authority of Singapore related to a $13.2 million tax assessment we paid in fiscal year 2014. This tax refund was recorded as a discrete tax benefit when it was received during our first quarter of fiscal 2017.
The $2.5 million decrease in the net contribution of non-cash items to cash provided by operating activities was primarily due to a $1.2 million decrease in charges for inventory write-downs, a $0.8 million decrease in bad debt expense, a $0.2 million decrease in depreciation and amortization of property, plant and equipment, a $0.1 million decrease in deferred income taxes, and a $0.1 million decrease in loss on disposition of property, plant and equipment.
Changes in operating assets and liabilities resulted in a net decrease of $2.9 million to cash provided by operating activities for the first six months of fiscal 2017 as compared to the same period in 2016. Accounts receivable and unbilled costs fluctuate from period to period, depending on the amount, timing of sales and billing activities as well as cash collections. The fluctuations in accounts payable and accrued expenses were primarily due to the timing liabilities incurred and vendor payments. The change in inventories and in customer service inventories were primarily due to demand. The decrease in customer advance payments and unearned income was due to the timing of payment from customers and revenue recognition. We used $2.4 million in cash during the first six months of fiscal 2017 on expenses related to restructuring liabilities.
During the remainder of fiscal year 2017, we expect to spend approximately $1.0 million for capital expenditures, primarily on equipment for development and manufacturing of new products and to support customer managed services.
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

Restructuring Payments
We had liabilities for restructuring activities totaling $2.6 million as of December 30, 2016, $2.4 million of which was classified as current liability and expected to be paid out in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.
Contractual Obligations and Commercial Commitments
The amounts disclosed in our fiscal 2016 Annual Report on Form 10-K filed with the SEC on September 9, 2016 include our commercial commitments and contractual obligations. During the first six months of fiscal 2017, no material changes occurred in our contractual obligations to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our fiscal 2016 Annual Report on Form 10-K. Please refer to Note 11 Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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

As of December 30, 2016, we had foreign currency forward contracts outstanding with a total notional amount of $6.0 million consisting of three different currencies. The following is a summary of the gross notional amount of our outstanding contracts grouped by the underlying foreign currency as of December 30, 2016:

Currency	Notional Contract Amount (Local Currency)	Notional Contract Amount (USD)
	(In thousands)
Japanese yen	447,034	$4,274
British pound	250	308
Australian dollar	1,377	1,466
Total of all currency forward contracts		$6,048
Net foreign exchange income (loss) recorded in our condensed consolidated statements of operations during the three and six months ended December 30, 2016 and 2016 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016
Amount included in costs of revenues	$(64)	$(361)	$(280)	$(173)
Amount included in other expense	$2	$—	$(208)	$—
A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of December 30, 2016 would have an impact of approximately $0.6 million on the fair value of such instruments.
Certain of our international business was transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars for the first six months of fiscal 2017 was $1.1 million and was included as a component of stockholders’ equity. As of December 30, 2016 and July 1, 2016, the cumulative translation adjustment decreased our stockholders’ equity by $12.3 million and $11.2 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our credit facility.
Exposure on Cash Equivalents
We had $35.0 million in total cash and cash equivalents as of December 30, 2016. Cash equivalents totaled $18.1 million as of December 30, 2016 and were comprised of money market funds and bank certificates of deposit. Cash equivalents have been recorded at fair value on our balance sheet.
Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents held as of December 30, 2016 was 75 days, and these investments had an average yield of 5.48% per annum. A 10% change in interest rates on our cash and cash equivalents is not expected to have a material impact on our financial position, results of operations or cash flows.
Exposure on Borrowings
During the first six months of fiscal 2017, we had $8.0 million of borrowings outstanding under the SVB Credit Facility that incurred interest at the prime rate plus a spread of 0.50% to 1.50% with such spread determined based on our adjusted quick ratio. During the first six months of fiscal 2017, our weighted average interest rate was 4.03% and the interest expense on these borrowings was insignificant.

A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations or cash flows since interest on our borrowings is not material to our overall financial position.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 30, 2016, are effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting
There were no changes to our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during our first six months of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
Please refer to Legal Proceedings under Note 11 Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows and financial condition set forth under Item 1A, Risk Factors, in our fiscal 2016 Annual Report on Form 10-K filed with the SEC on September 9, 2016.
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

AVIAT NETWORKS, INC. (Registrant)
Date: February 10, 2017

By:	/s/ Eric Chang
Eric Chang Vice President, Corporate Controller and Principal Accounting Officer (Principal accounting officer and duly authorized officer)

EXHIBIT INDEX
The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Descriptions

3.1	Amended and Restated Certificate of Incorporation of Aviat Networks, Inc., as amended
3.2	Amended and Restated Bylaws of Aviat Networks, Inc. (incorporate by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 2, 2015, File No. 001-33278)
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