Form 10-Q
period 2017-03-31
AVIAT NETWORKS, INC.
filed 2017-05-10
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act .  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock as of May 4, 2017 was 5,315,433 shares.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2017

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)	March 31, 2017	July 1, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$39,910	$30,479
Short-term investments	240	222
Accounts receivable, net	45,177	63,449
Unbilled costs	9,777	5,117
Inventories	20,338	27,293
Customer service inventories	2,178	3,064
Other current assets	11,147	10,790
Total current assets	128,767	140,414
Property, plant and equipment, net	15,713	18,162
Deferred income taxes	5,748	6,068
Other assets	1,296	1,467
TOTAL ASSETS	$151,524	$166,111
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$8,000	$9,000
Accounts payable	29,816	33,217
Accrued expenses	22,435	23,205
Advance payments and unearned income	23,218	30,615
Restructuring liabilities	1,691	3,910
Total current liabilities	85,160	99,947
Unearned income	7,561	8,387
Other long-term liabilities	1,047	1,409
Reserve for uncertain tax positions	1,411	1,414
Deferred income taxes	1,497	1,497
Total liabilities	96,676	112,654
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 5,314,860 shares issued and outstanding at March 31, 2017; 5,261,041 shares issued and outstanding at July 1, 2016	53	53
Additional paid-in-capital	813,120	811,601
Accumulated deficit	(746,731)	(747,381)
Accumulated other comprehensive loss	(12,076)	(11,157)
Noncontrolling interests	482	341
Total equity	54,848	53,457
TOTAL LIABILITIES AND EQUITY	$151,524	$166,111
See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Revenues:
Revenue from product sales	$39,099	$36,241	$119,781	$134,602
Revenue from services	19,601	24,226	65,662	75,836
Total revenues	58,700	60,467	185,443	210,438
Cost of revenues:
Cost of product sales	26,911	28,454	82,774	98,962
Cost of services	14,057	17,600	46,456	59,628
Total cost of revenues	40,968	46,054	129,230	158,590
Gross margin	17,732	14,413	56,213	51,848
Operating expenses:
Research and development expenses	4,264	5,063	13,682	15,749
Selling and administrative expenses	13,284	16,140	42,527	49,430
Restructuring charges	111	804	343	859
Total operating expenses	17,659	22,007	56,552	66,038
Operating income (loss)	73	(7,594)	(339)	(14,190)
Interest income	42	58	168	195
Interest expense	(7)	(5)	(28)	(98)
Other income	341	—	164	—
Income (loss) from continuing operations before income taxes	449	(7,541)	(35)	(14,093)
Provision for (benefit from) income taxes	779	361	(826)	856
(Loss) income from continuing operations	(330)	(7,902)	791	(14,949)
Income from discontinued operations, net of tax	—	94	—	453
Net (loss) income	(330)	(7,808)	791	(14,496)
Net income attributable to noncontrolling interests, net of tax	69	66	141	260
Net (loss) income attributable to Aviat Networks	$(399)	$(7,874)	$650	$(14,756)

Amount attributable to Aviat Networks:
Net (loss) income from continuing operations, net of tax	$(399)	$(7,968)	$650	$(15,209)
Net income from discontinued operations, net of tax	$—	$94	$—	$453

Basic (loss) income per share attributable to Aviat Networks’ common stockholders:
Continuing operations	$(0.08)	$(1.52)	$0.12	$(2.91)
Discontinued operations	—	0.02	—	0.09
Net (loss) income	$(0.08)	$(1.50)	$0.12	$(2.82)
Weighted average shares outstanding, basic	5,310	5,255	5,286	5,230

Diluted (loss) income per share attributable to Aviat Networks’ common stockholders:
Continuing operations	$(0.08)	$(1.52)	$0.12	$(2.91)
Discontinued operations	—	0.02	—	0.09
Net (loss) income	$(0.08)	$(1.50)	$0.12	$(2.82)
Weighted average shares outstanding, diluted	5,310	5,255	5,392	5,230
See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Net (loss) income	$(330)	$(7,808)	$791	$(14,496)
Other comprehensive loss:
Cash flow hedges:
Reclassification of realized gain	—	—	—	(41)
Net change in unrealized loss on hedging activities	—	—	—	(41)
Foreign currency translation:
Gain (loss) arising during period	578	380	(570)	(610)
Reclassification of gain on liquidation of subsidiary	(349)	—	(349)	—
Net change in cumulative translation adjustments	229	380	(919)	(610)
Other comprehensive income (loss)	229	380	(919)	(651)
Comprehensive loss	(101)	(7,428)	(128)	(15,147)
Comprehensive income attributable to noncontrolling interests, net of tax	69	66	141	260
Comprehensive loss attributable to Aviat Networks	$(170)	$(7,494)	$(269)	$(15,407)

See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	March 31, 2017	April 1, 2016
Operating Activities
Net income (loss)	$791	$(14,496)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	4,540	5,044
(Recovery) provision for uncollectible receivables	(874)	1,100
Share-based compensation	1,511	1,382
Deferred tax assets, net	320	498
Charges for inventory and customer service inventory write-downs	1,026	3,598
Loss on disposition of property, plant and equipment	116	621
Gain on liquidation of subsidiary	(349)	—
Changes in operating assets and liabilities:
Accounts receivable	19,220	16,495
Unbilled costs	(4,662)	9,184
Inventories	7,632	(4,367)
Customer service inventories	25	1,946
Accounts payable	(2,127)	(12,001)
Accrued expenses	(1,591)	(696)
Advance payments and unearned income	(9,375)	(1,999)
Income taxes payable or receivable	1,214	(667)
Other assets and liabilities	(3,467)	1,431
Net cash provided by operating activities	13,950	7,073
Investing Activities
Payments for acquisition of property, plant and equipment	(3,195)	(1,297)
Net cash used in investing activities	(3,195)	(1,297)
Financing Activities
Proceeds from borrowings	24,000	27,000
Repayments of borrowings	(25,000)	(27,000)
Proceeds from issuance of common stock under employee stock plans	9	11
Net cash (used in) provided by financing activities	(991)	11
Effect of exchange rate changes on cash and cash equivalents	(333)	(800)
Net Increase in Cash and Cash Equivalents	9,431	4,987
Cash and Cash Equivalents, Beginning of Period	30,479	34,735
Cash and Cash Equivalents, End of Period	$39,910	$39,722

See accompanying Notes to Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. The Company and Basis of Presentation
The Company
Aviat Networks, Inc. (the “Company,” “we,” “us,” and “our”) designs, manufactures and sells a range of wireless networking solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe. Due to the volume of our international sales, especially in developing countries, we may be susceptible to a number of political, economic and geographic risks that could harm our business as outlined in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 1, 2016. Our products include broadband wireless access base stations and customer premises equipment for fixed and mobile, point-to-point digital microwave radio systems for access, backhaul, trunking and license-exempt applications, supporting new network deployments, network expansion, and capacity upgrades.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of our management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the three and nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2016.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated.
We operate on a 52-week or 53-week year ending on the Friday closest to June 30. The first three quarters of fiscal 2017 and fiscal 2016 included 13 weeks in each quarter. Fiscal year 2017 will be comprised of 52 weeks and will end on June 30, 2017.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates, assumptions and judgments affecting the amounts reported and related disclosures. Estimates are based upon historical factors, current circumstances and the experience and judgment of our management. We evaluate our estimates and assumptions on an ongoing basis and may employ outside experts to assist us in making these evaluations. Changes in such estimates, based on more accurate information, or different assumptions or conditions, may affect amounts reported in future periods. Such estimates affect significant items, including revenue recognition, provision for uncollectible receivables, inventory valuation, valuation allowances for deferred tax assets, uncertainties in income taxes, restructuring obligations, product warranty obligations, share-based awards, contingencies, recoverability of long-lived assets and useful lives of property, plant and equipment.
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

Summary of Significant Accounting Policies
There have been no material changes in our significant accounting policies as of and for the nine months ended March 31, 2017, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 1, 2016.
Accounting Standards Adopted
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Topic 835-30), Simplifying the Presentation of Debt Issuance Costs. To simplify the presentation of debt issuance costs, the standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for us beginning in our fiscal year 2017. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU includes an SEC staff announcement that the SEC staff would not object to an entity deferring and presenting the costs of securing a revolving line of credit as an asset, and amortizing the costs over the term of the line-of-credit arrangement, regardless of there are any outstanding borrowings on the line-of-credit arrangement. The subject of this ASU was not previously addressed by ASU No. 2015-03. We have adopted both accounting guidance during the first quarter of fiscal 2017 and applied its provisions retrospectively. The adoption of this standard had no material impact on our financial statements and related disclosures.
Accounting Standards Not Yet Adopted
In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The guidance addresses diversity in practice that exists in the classification and presentation of changes in restricted cash and require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  The guidance will be effective retrospectively for our fiscal year 2019. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our financial statements.
In October 2016, the FASB issued ASU 2016-16 (Topic 740), Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, which requires that an entity recognizes the tax expense from the sale of intra-entity sales of assets, other than inventory, in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminate in consolidation. The guidance will be effective for our fiscal year 2019. Early adoption is permitted. The ASU must be adopted using a modified retrospective method. We are evaluating the effect the adoption of the standard will have on our financial statements and related disclosures. We do not expect the adoption of this standard to have a material impact on our financial statements.
In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230), Clarification of Certain Cash Receipts and Cash Payments, which provides guidance on the presentation and classification of eight specific cash flow issues. Those issues are cash payment for debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instrument or other debt instrument with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; cash received from settlement of corporate-owned life insurance policies; distribution received from equity method investees; beneficial interest in securitization transactions; and classification of cash receipts and payments that have aspect of more than one class of cash flows. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017 with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our financial statements.
In May 2014, the FASB issued ASU No. 2014-09 (ASC Topic 606) Revenue from Contracts with Customers, which along with amendments issued in 2015 and 2016, will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This accounting standard update, as amended, will be effective for us in the first quarter of fiscal year 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption. We are in the early stages of evaluating the provisions and transition alternatives of this standard and its impact on our business processes, business and accounting systems, and financial statements and related disclosures. Due to the complexity of the new standard and the nature of our contracts, the actual revenue recognition treatment required under the new standard may vary and will be dependent on contract-specific terms. We are continuing to evaluate the impact of this guidance and the transition alternatives on our financial statements.
In March 2016, the FASB issued ASU 2016-09, (Topic 718) Improvements to Employee Share-Based Payment Accounting, which requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. This standard will become effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. We expect that most of our operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon the adoption of ASU 2016-02. We are evaluating the effect the adoption of the standard will have on our financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance retains the current accounting for classifying and measuring investments in debt securities and loans, but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. The guidance also changes the accounting for investments without a readily determinable fair value and do not qualify for the practical expedient to estimate fair value. A policy election can be made for these investments whereby estimated fair value may be measured at cost and adjusted in subsequent periods for any impairment or changes in observable prices of identical or similar investments. This ASU is effective for fiscal years beginning after December 15, 2017. We do not expect the adoption of this standard to have a material impact on our financial statements.
In July 2015, the FASB issued ASU No. 2015-11 (Topic 330), Simplifying the Measurement of Inventory, which provides guidance to companies who account for inventory using either the first-in, first-out or average cost methods. The guidance states that companies should measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We are evaluating the effect the adoption of the standard will have on our financial statements.
Note 2. Net (Loss) Income Per Share of Common Stock
Net (loss) income per share is computed using the two-class method, by dividing net (loss) income attributable to us by the weighted-average number of shares of our outstanding common stock. Our restricted shares contain rights to receive non-forfeitable dividends and therefore are considered to be participating securities and included in the calculations of net income per basic and diluted common share. Undistributed losses are not allocated to unvested restricted shares due to the fact that the unvested restricted shares are not contractually obligated to share our losses. The impact on earnings per share of the participating securities under the two-class method is immaterial.

The following table presents the computation of basic and diluted net income (loss) per share attributable to the common stockholders:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Numerator:
Net (loss) income from continuing operations, net of tax	$(399)	$(7,968)	$650	$(15,209)
Net income from discontinued operations, net of tax	—	94	—	453
Net (loss) income attributable to Aviat Networks	$(399)	$(7,874)	$650	$(14,756)

Denominator:
Weighted average shares outstanding, basic	5,310	5,255	5,286	5,230
Effect of potentially dilutive equivalent shares	—	—	106	—
Weighted average shares outstanding, diluted	5,310	5,255	5,392	5,230

Basic (loss) income per share attributable to Aviat Networks’ common stockholders:
Continuing operations	$(0.08)	$(1.52)	$0.12	$(2.91)
Discontinued operations	—	0.02	—	0.09
Net (loss) income	$(0.08)	$(1.50)	$0.12	$(2.82)

Diluted (loss) income per share attributable to Aviat Networks’ common stockholders:
Continuing operations	$(0.08)	$(1.52)	$0.12	$(2.91)
Discontinued operations	—	0.02	—	0.09
Net (loss) income	$(0.08)	$(1.50)	$0.12	$(2.82)
The following table summarizes the weighted-average equity awards that were excluded from the diluted net (loss) income per share calculations:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Stock options	398	500	423	567
Restricted stocks units and performance stock units	455	209	13	150
Total potential shares of common stock excluded	853	709	436	717
Note 3. Balance Sheet Components
Accounts Receivable, net
Our net accounts receivable were as follows:

(In thousands)	March 31, 2017	July 1, 2016
Accounts receivable	$51,894	$71,416
Less allowances for collection losses	(6,717)	(7,967)
	$45,177	$63,449

Inventories
Our inventories were as follows:

(In thousands)	March 31, 2017	July 1, 2016
Finished products	$14,375	$20,044
Work in process	3,277	5,104
Raw materials and supplies	2,686	2,145
Total inventories	$20,338	$27,293
Deferred cost of revenue included within finished goods	$6,614	$5,984
Consigned inventories included within raw materials and supplies	$1,701	$2,035
We recorded charges to adjust our inventory and customer service inventory to the lower of cost or market. These charges were primarily due to excess and obsolete inventory resulting from product transitioning or discontinuance. During the three and nine months ended March 31, 2017 and April 1, 2016, we recorded a recovery of $0.4 million related to previously reserved inventory due to sell through. Recovery from sell through or charges incurred were classified in cost of product sales as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Excess and obsolete inventory (recovery) charges	$(399)	$1,089	$168	$3,046
Customer service inventory write-downs	328	204	858	552
	$(71)	$1,293	$1,026	$3,598
Property, Plant and Equipment, net
Our property, plant and equipment, net were as follows:

(In thousands)	March 31, 2017	July 1, 2016
Land	$710	$710
Buildings and leasehold improvements	11,362	11,714
Software	14,375	14,620
Machinery and equipment	41,572	42,960
	68,019	70,004
Less accumulated depreciation and amortization	(52,306)	(51,842)
	$15,713	$18,162
Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Depreciation and amortization	$1,404	$1,668	$4,540	$5,044

Accrued Expenses
Our accrued expenses are summarized below:

(In thousands)	March 31, 2017	July 1, 2016
Accrued compensation and benefits	$8,019	$7,161
Accrued commissions	1,839	3,551
Accrued warranties	3,500	3,944
Other	9,077	8,549
	$22,435	$23,205
Accrued Warranties
We accrue for the estimated cost to repair or replace products under warranty at the time of sale. Changes in our warranty liability, which is included as a component of accrued expenses in the unaudited condensed consolidated balance sheets were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Balance as of the beginning of the period	$3,559	$4,797	$3,944	$4,221
Warranty provision recorded during the period	597	603	1,413	3,016
Consumption during the period	(656)	(926)	(1,857)	(2,763)
Balance as of the end of the period	$3,500	$4,474	$3,500	$4,474
Advanced payments and Unearned Income
Our advanced payments and unearned income are summarized below:

(In thousands)	March 31, 2017	July 1, 2016
Advanced payments	$9,940	$12,124
Unearned income	13,278	18,491
	$23,218	$30,615
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

The carrying amounts, estimated fair values and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and July 1, 2016 were as follows:

	March 31, 2017		July 1, 2016		Valuation Inputs
(In thousands)	Cost	Fair Value	Cost	Fair Value
Assets:
Cash equivalents:
Money market funds	$24,759	$24,759	$18,800	$18,800	Level 1
Bank certificates of deposit	$146	$146	$11	$11	Level 2
Short term investments:
Bank certificates of deposit	$240	$240	$222	$222	Level 2
Other current assets:
Foreign exchange forward contracts	$5	$5	$5	$5	Level 2
Liabilities:
Other accrued expenses:
Foreign exchange forward contracts	$5	$5	$9	$9	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items mainly are money market funds. As of March 31, 2017 and July 1, 2016, these money market funds were valued at $1.00 net asset value per share.
We classify items in Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources are available with reasonable levels of price transparency. Our bank certificates of deposit and foreign exchange forward contracts are classified within Level 2. Foreign currency forward contracts are measured at fair value using observable foreign currency exchange rates. The changes in fair value related to our foreign currency forward contracts were recorded in cost of revenues on our unaudited condensed consolidated statements of operations.
As of March 31, 2017 and July 1, 2016, we did not have any recurring assets or liabilities that were valued using significant unobservable inputs.
Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first nine months of fiscal 2017 and 2016, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.
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
Our outstanding debt under the SVB Credit Facility was $8.0 million and $9.0 million as of March 31, 2017 and July 1, 2016, respectively. The SVB Credit Facility carries an interest rate computed at the daily prime rate as published in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. During the first nine months of fiscal year 2017, the weighted average interest rate on our outstanding loan was 4.10%. As of March 31, 2017, available credit under the SVB Credit Facility was $4.8 million reflecting the calculated borrowing base of $18.1 million less existing borrowings of $8.0 million and outstanding letters of credit of $5.3 million.
The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with SVB may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 2% above the applicable interest rate. As of March 31, 2017, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility. However, as we have historically amended the agreement to revise financial covenants and the fact that the SVB Credit Facility contains subjective acceleration clauses that could be triggered by the lender, the $8.0 million and $9.0 million borrowing were classified as a current liability as of March 31, 2017 and July 1, 2016, respectively.
In addition, we have an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our subsidiary located there. This line of credit provides for $0.3 million in short-term advances at various interest rates, all of which was available as of March 31, 2017 and July 1, 2016. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of March 31, 2017. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.
Note 6. Restructuring Activities
The following table summarizes our restructuring related activities during the first nine months of fiscal 2017:

	Severance and Benefits			Facilities and Other			Total
(In thousands)	Fiscal 2016-2017 Plan	Fiscal 2015-2016 Plan	Fiscal 2013-2014 Plan	Fiscal 2015-2016 Plan	Fiscal 2014-2015 Plan	Fiscal 2013-2014 Plan
Accrual balance, July 1, 2016	$1,512	$357	$68	$550	$582	$1,746	$4,815
Charges, net	4	30	—	—	110	16	160
Cash payments	(811)	(313)	(4)	3	(228)	(369)	(1,722)
Accrual balance, September 30, 2016	705	74	64	553	464	1,393	3,253
Charges, net	37	(25)	—	—	47	13	72
Cash payments	(235)	23	—	(38)	(145)	(306)	(701)
Accrual balance as of December 30, 2016	507	72	64	515	366	1,100	2,624
Charges, net	98	—	—	—	3	10	111
Cash payments	(423)	(3)	—	14	(101)	(306)	(819)
Accrual balance as of March 31, 2017	$182	$69	$64	$529	$268	$804	$1,916
In June 2016, we entered into a lease termination agreement to end our headquarters lease in Santa Clara, California and in September 2016 we vacated the building. Under the lease termination agreement, we agreed to pay a termination fee of $1.9 million payable over 14 months. The termination fee was included in the restructuring liabilities as of March 31, 2017 under the Fiscal 2014-2015 Plan and the Fiscal 2013-2014 Plan.
As of March 31, 2017, $1.7 million of the accrual balance was in short-term restructuring liabilities while $0.2 million was included in other long-term liabilities on the unaudited condensed consolidated balance sheets.
Fiscal 2016-2017 Plan
During the fourth quarter of fiscal 2016, we initiated a restructuring plan (the “Fiscal 2016-2017 Plan”) to streamline our operations and align expenses with current revenue levels. Activities under the Fiscal 2016-2017 Plan primarily include reductions in workforce in marketing, selling and general and administrative functions. We expect to complete the remaining restructuring activities under the Fiscal 2016-2017 Plan by the end of fiscal 2017. Payments related to the accrued restructuring liability balance for this plan will be paid through fiscal 2018.

Fiscal 2015-2016 Plan
During the third quarter of fiscal 2015, with the intent to bring our operational cost structure in line with the changing dynamics of the microwave radio and telecommunications markets, we initiated a restructuring plan (the “Fiscal 2015-2016 Plan”) to lower fixed overhead costs and operating expenses and to preserve cash flow. Activities under the Fiscal 2015-2016 Plan primarily include reductions in workforce across the Company, but primarily in operations outside the United States. We substantially completed the restructuring activities under the Fiscal 2015-2016 Plan as of July 1, 2016. Payments related to the accrued restructuring liability balance for this plan will be paid through fiscal 2020.
Fiscal 2014-2015 Plan
During the third quarter of fiscal 2014, in line with the decrease in revenue that we experienced and our reduced forecast for the immediate future, we initiated a restructuring plan (the “Fiscal 2014-2015 Plan”) to reduce our operating costs, primarily in North America, Europe and Asia. Activities under the Fiscal 2014-2015 Plan primarily include reductions in workforce and additional facility downsizing of our Santa Clara, California headquarters. We substantially completed the restructuring activities under the Fiscal 2014-2015 Plan as of July 1, 2016. Payments related to the accrued restructuring liability balance for this plan will be paid through fiscal 2018.
Fiscal 2013-2014 Plan
During the fourth quarter of fiscal 2013, we initiated a restructuring plan (the “Fiscal 2013-2014 Plan”) that was intended to reduce our operating expenses primarily in North America, Europe and Asia. Activities under the Fiscal 2013-2014 Plan included reductions in workforce and facility downsizing of our Santa Clara, California headquarters and certain international field offices. We substantially completed the restructuring activities under the Fiscal 2013-2014 Plan as of June 27, 2014. Payments related to the accrued restructuring liability balance for this plan will be paid through fiscal 2018.
Note 7. Stockholders’ Equity
2007 Stock Equity Plan and Activities
We have one stock incentive plan for our employees and nonemployee directors, the 2007 Stock Equity Plan, as amended and restated effective November 13, 2015 (the “2007 Stock Plan”). During the nine months ended March 31, 2017, we awarded 72,941 performance stock units, 50,000 market-based stock units and 237,874 restricted stock units associated with our fiscal 2017 Long-Term Incentive Plan under the 2007 Stock Plan. For the performance share units, the performance criteria is ending the fiscal year 2017 with positive adjusted earnings before interest, taxes, depreciation and amortization. Once the performance share units are earned, they will be vested three years after the grant date. For the market-based stock units, the performance goal is based on the Company’s common stock price at the end of calendar year 2018. The award units will be vested on the date that the Compensation Committee certifies achievement of the performance measure.
During the nine months ended March 31, 2017, we cancelled 7,219 market-based stock units, 14,277 restricted stock units, 983 shares of stock appreciation rights, and options to purchase 37,999 shares of our common stock due to employee terminations. In the same period, we cancelled 48,626 market-based stock units due to the non-achievement of specified market conditions and options to purchase 34,826 shares of our common stock expired.
We issue new shares of our common stock to our employees upon the exercise of stock options, vesting of restricted stock awards and units or vesting of performance share awards and units. All awards that are cancelled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2007 Stock Plan and made available for future grants. Shares of our common stock remaining available for future issuance under the 2007 Stock Plan totaled 268,191 as of March 31, 2017.
On September 6, 2016, our Board of Directors (the “Board”) authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of our common stock, par value $0.01 per share (the “Common Shares”), to our stockholders of record as of the close of business on September 16, 2016. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company at an exercise price of $35.00 (the “Exercise Price”) per one one-thousandth of a Preferred Share, subject to adjustment. Until the rights become exercisable, they will not be evidenced by separate certificates and will trade automatically with shares of the Company’s common stock. The Rights have a de minimis fair value. The complete terms of the Rights are set forth in a Tax Benefit Preservation Plan (the “Plan”), effective as of September 6, 2016, between the Company and Computershare Inc., as rights agent. By adopting the Plan, we are helping to preserve the value of certain deferred tax benefits, including those generated by net operating losses (collectively, the “Tax Benefits”), which could be lost in the event of an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended. The Plan reduces the likelihood that changes in our investor base have the unintended effect of limiting our use of the Tax Benefits.
Also, on September 6, 2016, our Board of Directors adopted certain amendments to our Amended and Restated Certificate of Incorporation, as amended (the “Charter Amendments”). The Charter Amendments are designed to preserve the Tax Benefits by restricting certain transfers of our common stock.
Both the Plan and the Charter Amendments were approved at our 2016 annual meeting of stockholders on November 16, 2016. No actions were taken under the Plan as of March 31, 2017.
Share-Based Compensation
Total compensation expense for share-based awards included in our unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2017 and April 1, 2016 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
By Expense Category:
Cost of revenues	$48	$44	$151	$125
Research and development	38	28	100	92
Selling and administrative	479	388	1,260	1,165
Total share-based compensation expense	$565	$460	$1,511	$1,382
By Types of Award:
Options	$36	$186	$225	$668
Restricted and performance stock awards and units	529	274	1,286	714
Total share-based compensation expense	$565	$460	$1,511	$1,382
As of March 31, 2017, there was $0.2 million of total unrecognized compensation expense related to nonvested stock options granted under our 2007 Stock Plan. This expense is expected to be recognized over a weighted average period of 1.3 years. As of March 31, 2017, there was $3.8 million of total unrecognized compensation expense related to nonvested stock awards and units granted under our 2007 Stock Plan. This expense is expected to be recognized over a weighted average period of 1.9 years.
Note 8. Segment and Geographic Information
We operate in one reportable business segment: the design, manufacturing and sale of a range of wireless networking products, solutions and services. We conduct business globally and our sales and support activities are managed on a geographic basis. Our Chief Executive Officer is our Chief Operating Decision Maker.

We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for the three and nine months ended March 31, 2017 and April 1, 2016 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
North America	$29,188	$27,151	$97,125	$94,215
Africa and Middle East	17,335	18,178	48,454	69,169
Europe and Russia	4,012	4,383	11,329	16,442
Latin America and Asia Pacific	8,165	10,755	28,535	30,612
Total Revenue	$58,700	$60,467	$185,443	$210,438
Mobile Telephone Networks Group (MTN Group) and Bharti Airtel (Airtel) accounted for 18% and 15%, respectively, of our accounts receivable as of March 31, 2017. MTN Group and Motorola Solutions, Inc. (Motorola) accounted for 22% and 11%, respectively, of our accounts receivable as of July 1, 2016. During the three and nine months ended March 31, 2017, MTN Group accounted for 19% and 13%, respectively, of our total revenue. During the three and nine months ended April 1, 2016, MTN Group accounted for 20% and 18%, respectively, of our total revenue. We have entered into separate and distinct contracts with MTN Group, Motorola and Airtel, as well as separate arrangements with their various subsidiaries. The loss of all business from MTN Group, Motorola, Airtel, or any other significant customers, could adversely affect our results of operations, cash flows and financial position.
Note 9. Divestiture
We sold our WiMAX business on September 2, 2011 and began accounting for the WiMAX business as a discontinued operation. The operating results of our WiMAX business were included in discontinued operations in our unaudited condensed consolidated financial statements for all periods presented. The income recognized in the first nine months of fiscal 2016 of $0.5 million, net of income taxes, was primarily due to recovery of certain WiMAX customer receivables that were previously written down. No income was recognized in respect of the WiMAX business in the first nine months of fiscal 2017.
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
The determination of our provision for the first nine months of fiscal 2017 and 2016 was based on our estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. The tax expense for the first nine months of fiscal 2017 and 2016 were primarily attributable to tax expense related to profitable subsidiaries.
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

We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign and state income taxes. Such interest expense was not material for the three and nine months ended March 31, 2017 and April 1, 2016.
Note 11. Commitments and Contingencies
Operating Lease Commitments
We lease office and manufacturing facilities under non-cancelable operating leases expiring at various dates through 2024. We lease approximately 19,000 square feet of office space in Milpitas, California with a term of 60 months as our corporate headquarters. In June 2016, we entered into a lease termination agreement for our previous headquarters lease in Santa Clara, California and the termination fees are included in the restructuring liabilities in the unaudited condensed consolidated balance sheets.
As of March 31, 2017, our future minimum lease payments under all non-cancelable operating leases with an initial lease term in excess of one year were as follows:

Fiscal Years Ending in June	Amounts
(In thousands)
2017 (one quarter remaining)	$549
2018	1,769
2019	1,284
2020	885
2021	907
Thereafter	2,231
Total	$7,625
These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We sublease a portion of our facilities to third parties and the total minimum rents to be received in the future under our non-cancelable subleases were $0.1 million as of March 31, 2017. The future minimum lease payments are not reduced by the minimum sublease rents.
Rental expense for operating leases, including rentals on a month-to-month basis, was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Rent expense	$878	$1,277	$3,130	$4,019
Purchase Orders and Other Commitments
From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf, in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of March 31, 2017, we had outstanding purchase obligations with our suppliers or contract manufacturers of $21.7 million. In addition, we had contractual obligations of approximately $1.4 million associated with software licenses as of March 31, 2017.

Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of March 31, 2017, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of March 31, 2017, we had commercial commitments of $33.8 million outstanding that were not recorded in our unaudited condensed consolidated balance sheets. During the second fiscal quarter, we recorded a payout in cost of revenues of $0.4 million on the performance guarantees to a contractor in the Middle East region. We believe the customer improperly drew on the performance bond and intend to pursue all remedies available to recover the payment. We do not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on the performance guarantees in the future.
Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our software products infringe the intellectual property rights of a third party. As of March 31, 2017, we have not received any notice that any customer is subject to an infringement claim arising from the use of our software products; we have not received any request to defend any customers from infringement claims arising from the use of our software products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our software products. Because the outcome of infringement disputes is related to the specific facts of each case, and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of March 31, 2017, we had not recorded any liabilities related to these indemnifications.
Legal Proceedings
We are subject from time to time to disputes with customers concerning our products and services. In May 2016, we received notification of a claim for $1.0 million in damages from a customer in Austria alleging that certain of our products were defective. We are continuing to investigate this claim, and at this time an estimate of the reasonably possible loss or range of loss cannot be made. We believe that we have numerous contractual and legal defenses to these disputes, and we intend to dispute them vigorously.
In August 2016, we received correspondence from a customer in Africa demanding that certain inventory be repurchased under the terms of an inventory management agreement that we believed had expired. We settled this matter for $0.2 million.
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

Contingent Liabilities
We record a loss contingency as a charge to operations when (i) it is probable that an asset has been impaired or a liability has been incurred at the date of the unaudited condensed consolidated financial statements; and (ii) the amount of the loss can be reasonably estimated. Disclosure in the notes to the unaudited condensed consolidated financial statements is required for loss contingencies that do not meet both those conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. We expense all legal costs incurred to resolve regulatory, legal and tax matters as incurred.
Periodically, we review the status of each significant matter to assess the potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated, we reflect the estimated loss in our results of operations. Significant judgment is required to determine the probability that a liability has been incurred or an asset impaired and whether such loss is reasonably estimable. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in our unaudited condensed consolidated financial statements. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.
Note 12. Subsequent Event
In April 2017, we recovered a deposit previously written off of $0.4 million for Canada’s non-Resident Goods and Services Tax/Harmonized Tax. The deposit was made to the Canadian tax agency in 2007. The refund will be recorded in our financial results for the fourth quarter of fiscal year 2017.
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
These forward-looking statements are based on estimates reflecting the current beliefs of the senior management of the Company. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to, the following:

•	continued price and margin erosion as a result of increased competition in the microwave transmission industry;

•	the impact of the volume, timing and customer, product and geographic mix of our product orders;

•	our ability to meet financial covenant requirements which could impact, among other things, our liquidity;

•	the timing of our receipt of payment for products or services from our customers;

•	our ability to meet projected new product development dates or anticipated cost reductions of new products;

•	our suppliers’ inability to perform and deliver on time as a result of their financial condition, component shortages or other supply chain constraints;

•	customer acceptance of new products;

•	the ability of our subcontractors to timely perform;

•	continued weakness in the global economy affecting customer spending;

•	retention of our key personnel;

•	our ability to manage and maintain key customer relationships;

•	uncertain economic conditions in the telecommunications sector combined with operator and supplier consolidation;

•	our failure to protect our intellectual property rights or defend against intellectual property infringement claims by others;

•	the results of our restructuring efforts;

•	the ability to preserve and use our net operating loss carryforwards;

•	the effects of currency and interest rate risks;

•	the conduct of unethical business practices in developing countries; and

•	the impact of political turmoil in countries where we have significant business.
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
Our strategic focus is to continue to accelerate innovation and optimize our product portfolio, improve costs and operational efficiencies, grow our revenue and create a sustainable, profitable business model. To do this, we continue to examine our products, markets, facilities, development programs, and operational flows to ensure we are focused on what we do well and what will differentiate us in the future. We will continue working to streamline management processes to attain the efficiency levels required by the markets in which we do business.
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
Operations Review
The market for mobile backhaul continues to be our primary addressable market segment and, over the long term, the demand for increasing the backhaul capacity in our customers’ networks continues to grow. In North America, we supported long-term evolution (“LTE”) deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of some large 3G deployments, and the emergence of early stage LTE deployments. Our international business was adversely affected in fiscal 2016 by constrained availability of U.S. dollars in countries with economies highly dependent on resource exports, particularly oil. This condition limited capital spending and slowed payments from customers in those locations. Those conditions are continuing in fiscal 2017. Our position continues to be to support our customers for LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. We continue to find that our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. However, as disclosed above and in the “Risk Factors” section in Item 1A of our fiscal 2016 Annual Report on Form 10-K, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we service.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe and Russia, and (3) Latin America and Asia Pacific. Revenue by region for the three and nine months ended March 31, 2017 and April 1, 2016 and the related changes were shown in the table below:

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 31, 2017	April 1, 2016	$ Change	% Change	March 31, 2017	April 1, 2016	$ Change	% Change
North America	$29,188	$27,151	$2,037	7.5%	$97,125	$94,215	$2,910	3.1%
Africa and Middle East	17,335	18,178	(843)	(4.6)%	48,454	69,169	(20,715)	(29.9)%
Europe and Russia	4,012	4,383	(371)	(8.5)%	11,329	16,442	(5,113)	(31.1)%
Latin America and Asia Pacific	8,165	10,755	(2,590)	(24.1)%	28,535	30,612	(2,077)	(6.8)%
Total Revenue	$58,700	$60,467	$(1,767)	(2.9)%	$185,443	$210,438	$(24,995)	(11.9)%
Our revenue in North America increased $2.0 million, or 7.5%, during the third quarter of fiscal 2017 compared with the same quarter of fiscal 2016. North America revenue increased primarily due to an increase in revenue from private network projects. Revenue from mobile operators was flat relative to the third quarter of fiscal 2016. On a year-to-date basis, North America revenue increased $2.9 million, or 3.1%, compared with the same period in fiscal 2016. The year-to-date increase in North America was from private network customers, offset by a decrease in revenue from mobile operators.
Our revenue in Africa and the Middle East decreased $0.8 million, or 4.6%, for the third quarter of fiscal 2017 compared with the same quarter of fiscal 2016. The decrease in revenue was primarily due to lower sales volume to our large operator customers in Africa, including the MTN Group. On a year-to-date basis, Africa and the Middle East revenue decreased $20.7 million, or 29.9%, compared with the same period in fiscal 2016. The year-to-date decrease in the region was also from lower sales to mobile operator customers in Africa and a decrease in revenue from private networks in the Middle East.
Revenue in Europe and Russia decreased $0.4 million, or 8.5%, for the third quarter of fiscal 2017 compared with the same quarter of fiscal 2016. The decrease was primarily due to lower sales to some of our large mobile operator customers in the region, offset in part by an increase in sales to private network customers. On a year-to-date basis, revenue in Europe and Russia was down $5.1 million, or 31.1%, from the same period in fiscal 2016. The decrease came from lower sales to our large customers in the region compared with the same periods in fiscal 2016.
Revenue in Latin America and Asia Pacific decreased $2.6 million, or 24.1%, during the third quarter of fiscal 2017 compared with the same quarter in fiscal 2016. The decrease was primarily due to decreased deliveries to our larger customers in Latin America. On a year-to-date basis, revenue in Latin America and Asia Pacific decreased $2.1 million, or 6.8%, from the same period in fiscal 2016 for the same reasons.

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 31, 2017	April 1, 2016	$ Change	% Change	March 31, 2017	April 1, 2016	$ Change	% Change
Product sales	$39,099	$36,241	$2,858	7.9%	$119,781	$134,602	$(14,821)	(11.0)%
Services	19,601	24,226	(4,625)	(19.1)%	65,662	75,836	(10,174)	(13.4)%
Total Revenue	$58,700	$60,467	$(1,767)	(2.9)%	$185,443	$210,438	$(24,995)	(11.9)%
Our revenue from product sales increased $2.9 million, or 7.9%, for the third quarter of fiscal 2017 compared with the same quarter in fiscal 2016. Product volumes were $4.5 million higher in North America, Africa and the Middle East, overcoming a $1.6 million decrease in other regions. Our services revenue was down by $4.6 million, or 19.1%, during the third quarter of fiscal 2017 compared with the same quarter of fiscal 2016, due to reduced service activities in all regions.
Our revenue from product sales decreased by $14.8 million, or 11.0%, for the first nine months of fiscal 2017 compared with the same period in fiscal 2016. The decrease came primarily from $19.8 million less product sales in Africa and the Middle East, Latin America and Asia, and Europe, offset in part by $5.0 million stronger sales in North America. Our services revenue was down by $10.2 million, or 13.4%, during the first nine months of fiscal 2017 compared with the same period of fiscal 2016, due to reduced service activities in all regions.

Gross Margin

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 31, 2017	April 1, 2016	$ Change	% Change	March 31, 2017	April 1, 2016	$ Change	% Change
Revenue	$58,700	$60,467	$(1,767)	(2.9)%	$185,443	$210,438	$(24,995)	(11.9)%
Cost of revenue	40,968	46,054	(5,086)	(11.0)%	129,230	158,590	(29,360)	(18.5)%
Gross margin	$17,732	$14,413	$3,319	23.0%	$56,213	$51,848	$4,365	8.4%
% of revenue	30.2%	23.8%			30.3%	24.6%
Product margin %	31.2%	21.5%			30.9%	26.5%
Service margin %	28.3%	27.4%			29.2%	21.4%
Gross margin for the three and nine months ended March 31, 2017 increased by $3.3 million, or 23.0%, and $4.4 million, or 8.4%, respectively, compared with the three and nine months ended April 1, 2016. On a quarter-to-date and on a year-to-date basis, the margin increase was from lower supply chain costs, a recovery of $0.4 million related to sell through of previously reserved inventory and improved sales margin rates from both product and services businesses.
Gross margin as a percentage of revenue increased in the third quarter of fiscal 2017 compared with the same quarter of fiscal 2016 primarily due to improved product and service sales margins and lower supply chain costs. Product margin as a percentage of product revenue increased from the prior year quarter primarily due to lower supply chain costs and a recovery of $0.4 million related to sell through of previously reserved inventory. Service margin as a percentage of service revenue increased primarily due to lower service costs leading to more profitable service business.
On a year-to-date basis, gross margin as a percentage of revenue increased due to lower supply chain costs in the current year and improved product and service sales margins. Gross margin rates in services businesses in most sectors improved compared with the same period in fiscal 2016. Product margin as a percentage of product revenue increased over the same period in fiscal 2016 primarily due to reduced supply chain costs. We attributed the margin improvement in the service business and our reduced supply chain costs to process improvement programs within the Company along with our restructuring program implemented over the past several quarters.
Research and Development Expenses

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 31, 2017	April 1, 2016	$ Change	% Change	March 31, 2017	April 1, 2016	$ Change	% Change
Research and development	$4,264	$5,063	$(799)	(15.8)%	$13,682	$15,749	$(2,067)	(13.1)%
% of revenue	7.3%	8.4%			7.4%	7.5%
Our research and development expenses decreased $0.8 million, or 15.8%, in the third quarter of fiscal 2017 compared with the same period in fiscal 2016. The decrease was primarily due to a $0.2 million economic incentive grant credit earned in the third quarter of fiscal 2017 and a $0.6 million reduction in product development costs.
Our research and development expenses decreased $2.1 million, or 13.1%, in the first nine months of fiscal 2017 compared with the same period in fiscal 2016. The decrease for the first nine months of fiscal 2017 compared with the same period in fiscal 2016 was primarily due to a $1.0 million economic incentive grant credit earned in the first nine months of fiscal 2017 and a $1.2 million reduction in product development costs.
Selling and Administrative Expenses

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 31, 2017	April 1, 2016	$ Change	% Change	March 31, 2017	April 1, 2016	$ Change	% Change
Selling and administrative	$13,284	$16,140	$(2,856)	(17.7)%	$42,527	$49,430	$(6,903)	(14.0)%
% of revenue	22.6%	26.7%			22.9%	23.5%
Our selling and administrative expenses declined $2.9 million, or 17.7%, and $6.9 million, or 14.0%, respectively, in the three and nine months ended March 31, 2017 compared with the same periods in fiscal 2016. The decrease for the third quarter of fiscal 2017 compared with the same quarter in fiscal 2016 was primarily due to a $2.9 million decrease in personnel and related expenses as a result of the restructuring programs we implemented.
The decrease for the first nine months of fiscal 2017 compared with the same period in fiscal 2016 was primarily due to a $6.6 million decrease in personnel and related expenses, and a $0.6 million decrease in professional fees. The decreases were partially offset by a $0.2 million accelerated depreciation of Santa Clara building leasehold improvements.
Restructuring Charges

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 31, 2017	April 1, 2016	$ Change	% Change	March 31, 2017	April 1, 2016	$ Change	% Change
Restructuring Charges	$111	$804	$(693)	(86.2)%	$343	$859	$(516)	(60.1)%
Our restructuring expenses consisted primarily of severance and related benefit charges, facilities costs related to obligations under non-cancelable leases for facilities that we ceased to use.
Interest Income, Interest Expense and Other Expense

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 31, 2017	April 1, 2016	$ Change	% Change	March 31, 2017	April 1, 2016	$ Change	% Change
Interest income	$42	$58	$(16)	(27.6)%	$168	$195	$(27)	(13.8)%
Interest expense	$(7)	$(5)	$(2)	40.0%	$(28)	$(98)	$70	(71.4)%
Other income	$341	$—	$341	N/A	$164	$—	$164	N/A
Interest income reflected interest earned on our cash equivalents which were comprised of money market funds and certificates of deposit.
Interest expense was primarily related to interest associated with borrowings under the SVB Credit Facility and discounts on customer letters of credit.
Other income in the three and nine months ended March 31, 2017 included a $0.3 million foreign currency translation gain reclassified from accumulated other comprehensive loss upon liquidation of a dormant foreign legal entity. The gain was offset by a foreign exchange loss on a dividend declared by our Nigeria entity (a partnership for U.S. tax purposes) to our Aviat U.S. entity of an insignificant amount in the three months ended March 31, 2017 and of $0.2 million in the nine months ended March 31, 2017.
Income Taxes

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 31, 2017	April 1, 2016	$ Change	% Change	March 31, 2017	April 1, 2016	$ Change	% Change
Income (loss) from continuing operations before income taxes	$449	$(7,541)	$7,990	(106.0)%	$(35)	$(14,093)	$14,058	(99.8)%
Provision for (benefit from) income taxes	$779	$361	$418	115.8%	$(826)	$856	$(1,682)	(196.5)%
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

Income from Discontinued Operations
Our discontinued operations consist of the WiMAX business, which was sold on September 2, 2011. The $0.5 million income net of tax recognized in the first nine months of fiscal 2016 was primarily due to recovery of certain WiMAX customer receivables that were previously written down.
Liquidity, Capital Resources and Financial Strategies
Sources of Cash
As of March 31, 2017, our total cash and cash equivalents were $39.9 million of which $15.8 million, or 40%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries at March 31, 2017, $11.4 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to U.S. taxes which are currently nominal.
As of March 31, 2017, our principal sources of liquidity consisted of the $40.2 million in cash, cash equivalents and short-term investments, $4.8 million of available credit under our $30.0 million SVB Credit Facility which expires on June 30, 2018 and future collections of receivables from customers. As of March 31, 2017, we were in compliance with the amended financial covenants contained in the SVB Credit Facility. However, as a result of uncertainty on our ability to continue to meet the financial covenants in the future and the fact that the SVB Credit Facility contains subjective acceleration clauses that could be triggered by the lender, the $8.0 million and $9.0 million borrowing was classified as a current liability as of March 31, 2017 and July 1, 2016. We regularly require letters of credit from some customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically our primary sources of liquidity have been cash flows from operations, credit facilities and cash proceeds from sale of our equity securities. During the first nine months of fiscal 2017, our total cash and cash equivalents increased by $9.4 million primarily due to $14.0 million of cash provided by operating activities, offset by $3.2 million of cash used for capital expenditures, $1.0 million of cash used in net repayment of SVB Credit Facility, and $0.3 million effect of exchange rate changes on cash and cash equivalents.
Cash provided by operating activities was $14.0 million in the first nine months of fiscal 2017 as compared to cash provided by operating activities of $7.1 million in the first nine months of fiscal 2016. Cash provided by operating activities is presented as net income (loss) adjusted for non-cash items and changes in operating assets and liabilities. Results from operations improved by $15.3 million as we had a net income of $0.8 million for the first nine months of fiscal 2017 compared to a net loss of $14.5 million for the first nine months of fiscal 2016, net contribution of non-cash items to cash provided by operating activities decreased by $6.0 million and net contribution of changes in operating assets and liabilities to cash provided by operating activities decreased by $2.5 million for the first nine months of fiscal 2017 as compared to the same period in fiscal 2016.
The $15.3 million increase in net income includes a $3.7 million tax refund from the Inland Revenue Authority of Singapore related to a $13.2 million tax assessment we paid in fiscal year 2014. This tax refund was recorded as a discrete tax benefit when it was received during our first quarter of fiscal 2017.
The $6.0 million decrease in the net contribution of non-cash items to cash provided by operating activities was primarily due to a $2.6 million decrease in charges for inventory write-downs, a $2.0 million decrease in bad debt expense, a $0.5 million decrease in depreciation and amortization of property, plant and equipment, a $0.5 million decrease in loss on disposition of property, plant and equipment and a $0.3 million gain on liquidation of a dormant subsidiary in the third quarter of fiscal 2017.
Changes in operating assets and liabilities resulted in a net decrease of $2.5 million to cash provided by operating activities for the first nine months of fiscal 2017 as compared to the same period in 2016. Accounts receivable and unbilled costs fluctuate from period to period, depending on the amount, timing of sales and billing activities as well as cash collections. The fluctuations in accounts payable and accrued expenses were primarily due to the timing of liabilities incurred and vendor payments. The change in inventories and in customer service inventories were primarily due to demand and our focus on improving our inventory management. The decrease in customer advance payments and unearned income was due to the timing of payment from customers and revenue recognition. We used $3.2 million in cash during the first nine months of fiscal 2017 on expenses related to restructuring liabilities.

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
Restructuring Payments
We had liabilities for restructuring activities totaling $1.9 million as of March 31, 2017, $1.7 million of which was classified as current liability and expected to be paid out in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.
Contractual Obligations and Commercial Commitments
The amounts disclosed in our fiscal 2016 Annual Report on Form 10-K filed with the SEC on September 9, 2016 include our commercial commitments and contractual obligations. During the first nine months of fiscal 2017, no material changes occurred in our contractual obligations to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our fiscal 2016 Annual Report on Form 10-K. Please refer to Note 11 Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
We use foreign exchange forward contracts to hedge forecasted foreign currency transactions relating to forecasted sales and purchase transactions. Prior to the fourth quarter of fiscal 2015, these derivatives were designated as cash flow hedges. The effective portion of the gain or loss was initially reported as a component of accumulated other comprehensive income (loss), and upon occurrence of the forecasted transaction, was subsequently reclassified into the income or expense line item to which the hedged transaction relates. Beginning the fourth quarter of fiscal 2015, we no longer prepared contemporaneous documentation of hedges for the new foreign exchange forward contracts we entered into. As a result, the foreign exchange hedges no longer qualified as cash flow hedges. The changes in fair value related to the hedges were recorded in income or expenses line items on our statements of operations. The last qualifying cash flow hedges occurred in the first quarter of fiscal 2016 and we reclassified $41 thousand gain out of accumulated other comprehensive loss into cost of revenues during the first quarter of fiscal 2016.
We also enter into foreign exchange forward contracts to mitigate the change in fair value of specific non-functional currency assets and liabilities on the balance sheet. All balance sheet hedges are marked to market through earnings every period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities.
As of March 31, 2017, we had foreign currency forward contracts outstanding with a total notional amount of $2.1 million consisting of three different currencies. The following is a summary of the gross notional amount of our outstanding contracts grouped by the underlying foreign currency as of March 31, 2017:

Currency	Notional Contract Amount (Local Currency)	Notional Contract Amount (USD)
	(In thousands)
Euro	1,200	$1,284
South Africa rand	6,687	511
New Zealand dollar	450	315
Total of all currency forward contracts		$2,110
Net foreign exchange income (loss) recorded in our unaudited condensed consolidated statements of operations during the three and nine months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Amount included in costs of revenues	$(322)	$(127)	$(602)	$(300)
Amount included in other income	$339	$—	$131	$—
A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of March 31, 2017 would have an impact of approximately $0.2 million on the fair value of such instruments.
Certain of our international business was transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars for the first nine months of fiscal 2017 was $0.9 million and was included as a component of stockholders’ equity. As of March 31, 2017 and July 1, 2016, the cumulative translation adjustment decreased our stockholders’ equity by $12.1 million and $11.2 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our credit facility.
Exposure on Cash Equivalents
We had $39.9 million in total cash and cash equivalents as of March 31, 2017. Cash equivalents totaled $24.9 million as of March 31, 2017 and were comprised of money market funds and bank certificates of deposit. Cash equivalents have been recorded at fair value on our balance sheet.

Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents held as of March 31, 2017 was 159 days, and these investments had an average yield of 6.64% per annum. A 10% change in interest rates on our cash and cash equivalents is not expected to have a material impact on our financial position, results of operations or cash flows.
Exposure on Borrowings
During the first nine months of fiscal 2017, we had $8.0 million of borrowings outstanding under the SVB Credit Facility that incurred interest at the prime rate plus a spread of 0.50% to 1.50% with such spread determined based on our adjusted quick ratio. During the first nine months of fiscal 2017, our weighted average interest rate was 4.10% and the interest expense on these borrowings was insignificant.
A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations or cash flows since interest on our borrowings is not material to our overall financial position.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017, are effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting
There were no changes to our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during our first nine months of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Date: May 10, 2017

By:	/s/ Eric Chang
Eric Chang Vice President, Corporate Controller and Principal Accounting Officer (Principal accounting officer and duly authorized officer)

EXHIBIT INDEX
The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Descriptions
3.1
Amended and Restated Certificate of Incorporation of Aviat Networks, Inc., as amended (incorporate by reference to Exhibit 3.1 to the Current Report on our Form 10-Q filed with the SEC on February 10, 2017, File No. 001-33278)

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