Form 10-K
period 2017-06-30
AVIAT NETWORKS, INC.
filed 2017-09-06
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017 or
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
Registrant’s telephone number, including area code: (408) 941-7100 Securities registered pursuant to Section 12(b) of the Act:
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $46.0 million. For purposes of this calculation, the registrant has assumed that its directors, executive officers and holders of 5% or more of the outstanding common stock are affiliates.
As of August 17, 2017, there was 5,317,957 shares of the registrant’s common stock outstanding.
_________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended June 30, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AVIAT NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2017

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
Our principal executive offices are located at 860 North McCarthy Boulevard, Suite 200, Milpitas, California 95035, and our telephone number is (408) 941-7100. Our common stock is listed on the NASDAQ Global Select Market under the symbol AVNW. As of June 30, 2017, we employed approximately 710 people, compared with approximately 720 people as of July 1, 2016.
Overview and Description of the Business
We design, manufacture and sell a range of wireless networking products, solutions and services to mobile and fixed public network operators, private network operators, Federal, State and Local government agencies, transportation, energy and utility companies, public safety agencies and broadcast network operators around the world. We sell products and services directly to our customers, and also, to a lesser extent, use agents and resellers.
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
Revenue from our North America and international regions represented approximately 55% and 45%, respectively, of our revenue in fiscal 2017, 47% and 53%, respectively, of our revenue in fiscal 2016, and 46% and 54%, respectively, of our revenue in fiscal 2015. Information about our revenue attributable to our geographic regions is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Note 9. Segment and Geographic Information” of the accompanying consolidated financial statements in this Annual Report on Form 10-K.
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
These factors are combining to create a range of opportunities for continued investment in backhaul and transport networks favoring microwave and millimeter wave technologies. As we focus on our execution of the future generations of our technology, our goal is to make wireless a viable choice for an ever-broadening range of network types.
Strategy
Over the past year, we focused on building a sustainably profitable business with future growth potential. We have invested in our people and processes to create a platform for operational excellence across sales, services, product development and supply chain areas while continuing to make investments in strengthening our product and services portfolio and expanding our reach into targeted market areas.
Our technology strategy has three main elements aligned to deliver a compelling Total Cost of Ownership (“TCO”) value proposition. The first is the integration of network routing functions into our wireless transport solution allowing our customers increased flexibility with a much better Total Cost. Second, we are expanding the data carrying capacity of our wireless products to address the increasing data demand in networks of all types. Third, in order to address the operational complexity of planning, deploying, owning and operating microwave networks, we are investing in a combination of software applications and services where our expertise can make a significant difference for our customers and partners.
We continued to develop our professional services portfolio as a key to our long-term strategy and differentiation. During the year, we continued to expand the number of customer networks managed from our North America Network Operations Center. We began offering cloud based network management to our customers and we continue to offer training and accreditation programs for microwave and IP network design, deployment and maintenance.
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
Products and Solutions
Our strong product and solutions portfolio is key to building and maintaining our marquee base of customers. We offer a comprehensive product and solutions portfolio that meets the needs of service providers and network operators in every region of the world and addresses a broad range of applications, frequencies, capacities and network topologies.

•
Broad product and solution portfolio. We offer a comprehensive suite of wireless transmission networking systems for microwave and millimeter wave networking applications. Our solution consists of tailored offerings of our own wireless products and our own integrated ancillary equipment or that of other manufacturers and providers of element and network management systems and professional services. These solutions address a wide range of transmission frequencies, ranging from 2.4 GHz to 90 GHz, and a wide range of transmission capacities, ranging up to over 10 Gbps. The major product families included in these solutions are CTR 8000, WTM 4000 and AviatCloud. Our CTR 8000 platform merges the functionality of an indoor microwave modem unit and a cell site router into a single integrated solution, simplifying IP/MPLS deployments and creating a better performing network. The newest addition to our product portfolio is the WTM 4000, the highest capacity microwave radio ever produced and purpose built for SDN. To address the issues of operational complexity in our customers’ networks, AviatCloud is an app-based platform to automate and virtualize networks and their operations.

•
Low total cost of ownership. Our wireless-based solutions are focused on low total cost of ownership, including savings on the combined costs of initial acquisition, installation and ongoing operation and maintenance. Our latest generation system designs reduce rack space requirements, require less power, are software-configurable to reduce spare parts requirements, and are simple to install, operate, upgrade and maintain. Our advanced wireless features can also enable operators to save on related costs, including spectrum fees and tower rental fees.

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

Business Operations
Sales and Service
Our primary route to market is through our own direct sales, service and support organization. This provides us with the best opportunity to leverage our role as a technology specialist and differentiate ourselves from competitors. Our focus on key customers and geographies allows us to consistently achieve high customer satisfaction ratings leading to a high level of customer retention and repeat business. Our highest concentrations of Sales and Service resources are in the United States, Western and Southern Africa, the Philippines, and the European Union. We maintain a presence in a number of other countries, some of which are based on customer locations and include, but not limited to, Canada, Mexico, Kenya, India, Saudi Arabia, Australia, New Zealand, and Singapore.
In addition to our direct channel to market, we also have informal, and in some cases formal, relationships with original equipment manufacturers (“OEMs”) and system integrators especially towards large and complex projects in National Security and Government related applications. Our role in these relationships ranges from equipment supply only to being a sub-contractor for a portion of the project scope where we will supply equipment and a variety of design, deployment and maintenance services.
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
Backlog
Our backlog by geographic region is as follows:

(In thousands)	June 30, 2017	July 1, 2016
North America	$102,971	$97,360
International	56,775	56,271
Total backlog	$159,746	$153,631
Our backlog consists primarily of contracts or purchase orders for both product and service deliveries and extended service warranties. Services include management’s initial estimate of the value of a customer’s commitment under a services contract. The calculation used by management involves estimates and judgments to gauge the extent of a customer’s commitment, including the type and duration of the agreement, and the presence of termination charges or wind down costs. Contract extensions and increases in scope are treated as backlog only to the extent of the incremental new value. We regularly review our backlog to ensure that our customers continue to honor their purchase commitments and have the financial means to purchase and deploy our products and services in accordance with the terms of their purchase contracts. Backlog estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue not materialized and adjustments for currency.
We expect to substantially fill the backlog as of June 30, 2017 during fiscal 2018, but we cannot be assured that this will occur. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix and the possibility of changes in delivery schedules and additions or cancellations of orders. The backlog figures exclude advance payments and unearned income amounts.
Customers
Although we have a large customer base, during any given fiscal year or quarter, a small number of customers may account for a significant portion of our revenue.
During fiscal 2017, Mobile Telephone Networks Group (“MTN Group”) in Africa accounted for 14% of our total revenue compared with 18% in fiscal 2016 and 14% in fiscal 2015. We have entered into separate and distinct contracts with MTN Group as well as separate arrangements with MTN Group subsidiaries. The loss of all or a substantial portion of MTN Group’s business could adversely affect our results of operations, cash flows and financial position.
Competition
The microwave and millimeter wave wireless networking business is a specialized segment of the telecommunications industry that is sensitive to technological advancements and is extremely competitive. Our principal competitors include business units of large mobile and IP network infrastructure manufacturers such as Ericsson, Huawei, NEC and Nokia, as well as a number of smaller microwave specialist companies such as Ceragon and SIAE Microelectronica.

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
Research and Development
We believe that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements is essential to our success. Accordingly, we allocate, and intend to continue to allocate, a significant portion of our resources to research and development efforts in key technology areas and innovation to differentiate our overall portfolio from our competition. The majority of such research and development resources will be focused on technologies in microwave and millimeter wave RF, digital single processing, networking protocols and software applications.
Our research and development expenditures totaled $18.7 million, or 7.7% of revenue, in fiscal 2017, $20.8 million, or 7.7% of revenue, in fiscal 2016, and $25.4 million, or 7.6% of revenue, in fiscal 2015.
Research and development are primarily directed to the development of new products and to building technological capability. We are an industry innovator and intend to continue to focus significant resources on product development in an effort to maintain our competitiveness and support our entry into new markets.
Our product development teams numbered 142 employees as of June 30, 2017, and were located in the United States, New Zealand, Slovenia and Canada.
Raw Materials and Supplies
Because of the range of our products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources of raw materials needed for our operations and for our products, such as electronic components, printed circuit boards, metals and plastics. We are dependent upon suppliers and subcontractors for a large number of components and subsystems and upon the ability of our suppliers and subcontractors to adhere to customer or regulatory materials restrictions and meet performance and quality specifications and delivery schedules.
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
Patents and Other Intellectual Property
We consider our patents and other intellectual property rights, in the aggregate, to constitute an important asset. We own a portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property. We also license intellectual property to and from third parties. As of June 30, 2017, we held 173 U.S. patents and 82 international patents and had 20 U.S. patent applications pending and 44 international patent applications pending. We do not consider our business to be materially dependent upon any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. From time to time, we might engage in litigation to enforce our patents and other intellectual property or defend against claims of alleged infringement. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. Numerous trademarks used on or in connection with our products are also considered to be valuable assets.
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
We have a comprehensive policy and procedures in effect concerning conflict minerals compliance.

Employees
As of June 30, 2017, we employed approximately 710 people, compared with approximately 720 as of the end of fiscal 2016 and approximately 780 as of the end of fiscal 2015. Approximately 270 of our employees are located in the U.S. We also utilized approximately 59 and 70 independent contractors as of June 30, 2017 and July 1, 2016, respectively. None of our employees in the U.S. are represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our employee relations are good.
Executive Officers of the Registrant
The name, age, position held with us, and principal occupation and employment during at least the past 5 years for each of our executive officers as of September 6, 2017, are as follows:

Name and Age	Position Currently Held and Past Business Experience
Michael A. Pangia, 56
Mr. Pangia has been our President and Chief Executive Officer and a member of our board of directors (the “Board”) since July 18, 2011. From March 2009 to July 2011, he served as our Chief Sales Officer responsible for company-wide operations of the global sales and services organization. Prior to joining Aviat Networks, from 2008 to 2009, Mr. Pangia served as Senior Vice President, global sales operations and strategy at Nortel, where he was responsible for all operational aspects of the global sales function. From 2006 to 2008, he was President of Nortel’s Asia region where his key responsibilities included sales and overall business management for all countries where Nortel did business in the region.

Ralph Marimon, 60
Mr. Marimon joined Aviat Networks in May 2015 as our Senior Vice President, Finance and Chief Financial Officer and is responsible for the finance and IT organizations. Before joining Aviat, Mr. Marimon served as Vice President, Finance and Chief Financial Officer of QuickLogic, a provider of ultra-low power, customizable semiconductor solutions for smartphone, tablet, wearable, and mobile enterprise OEMs, since 2008. Prior to QuickLogic, Mr. Marimon served as Chief Financial Officer within a variety of organizations including Anchor Bay Technologies, Inc., Tymphany Corporation, and Scientific Technologies Incorporated. From 1999 to 2003, he served at Com21 Corporation as Chief Financial Officer. Prior to Com21, Mr. Marimon was at KLA-Tencor Corporation for 11 years in a variety of senior executive financial management positions.

Meena Elliott, 54
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

Heinz H. Stumpe, 62
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

Shaun McFall, 57
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
We have not been profitable and must increase our revenues and/or reduce costs if we hope to achieve profitability.
As measured under U.S. generally accepted accounting principles (“U.S. GAAP”), we incurred net losses attributable to our stockholders of $0.8 million in fiscal 2017, $29.9 million in fiscal 2016 and $24.6 million in fiscal 2015 and have been unprofitable since we became a public company in January 2007. We also have incurred losses from operations in all fiscal years since we became a public company, although we generated cash from operations in fiscal 2017, 2016, 2013, 2012, 2010 and 2009.
Throughout fiscal 2017, we experienced strong price competition for new business in all regions while major customer consolidations from prior years also put pressure on revenue and gross margin. In addition, we saw pricing pressures in all markets, particularly in international markets. Customer consolidation may have an increasing negative impact on our revenue if Aviat is not selected as a vendor for the products and/or services we provide. In order to counter pricing pressures, we invested heavily in product improvements to reduce unit costs and enhance product features, decreased overall company expenses, and worked with our vendors to attain more favorable pricing. If we are unable to reduce product unit costs associated with enhanced product features, including payments to contract manufacturers and other suppliers, or achieve the projected cost reductions, we may not achieve profitability.
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
Once a purchase agreement has been executed, the timing and amount of revenue, if applicable, may remain difficult to predict. The completion of services such as warehousing and inventory management, installation and testing of the customer’s networks and the completion of all other suppliers’ network elements are subject to the customer’s timing and efforts and other factors outside our control, each of which may prevent us from making predictions of revenue with any certainty and could cause us to experience substantial period-to-period fluctuations in our operating results.
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
A substantial portion of our sales are to customers in the telecommunications industry. These customers may require their suppliers to provide extended payment terms, direct loans or other forms of financial support as a condition to obtaining commercial contracts. In addition, if local currencies cannot be hedged, we have an inherent exposure in our ability to convert monies at favorable rates from or to U.S. dollars. More generally, we expect to routinely enter into long-term contracts involving significant amounts to be paid by our customers over time. Pursuant to these contracts, we may deliver products and services representing an important portion of the contract price before receiving any significant payment from the customer. As a result of the financing that may be provided to customers and our commercial risk exposure under long-term contracts, our business could be adversely affected if the financial condition of our customers erodes. Over the past few years, certain of our customers have filed with the courts seeking protection under the bankruptcy or reorganization laws of the applicable jurisdiction, or have experienced financial difficulties. The financial healthiness may be exacerbated in many emerging markets, where our customers are being affected not only by recession, but by deteriorating local currencies and a lack of credit. Upon the financial failure of a customer, we may experience losses on credit extended to such customer, losses relating to our commercial risk exposure and the loss of the customer’s ongoing business. If customers fail to meet their obligations to us, we may experience reduced cash flows and losses in excess of reserves, which could materially adversely impact our results of operations and financial position.

Due to the volume of our international sales, we may be susceptible to a number of political, economic and geographic risks that could harm our business.
We are highly dependent on sales to customers outside the U.S. In each of fiscal 2017, 2016 and 2015, our sales to international customers accounted for 47%, 55% and 55%, respectively, of total revenue. Significant portions of our international sales are in less developed countries. Our international sales are likely to continue to account for a large percentage of our products and services revenue for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event could result in a significant decline in revenue. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.
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

•	the conduct of unethical business practices in developing countries;

•	general economic and geopolitical conditions, including inflation and trade relationships;

•	war and acts of terrorism;

•	kidnapping and high crime rate;

•	natural disasters;

•	availability of U.S. dollars especially in countries with economies highly dependent on resource exports, particularly oil; and

•	changes in export regulations.
While these factors and the impacts of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition and results of operations in the future.
We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.
We believe that our existing cash and cash equivalents, the available line of credit under our credit facility and future cash collections from customers will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for the next 12 months and the foreseeable future. However, it is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our longer-term capital needs. If this occurs, we may need to sell assets, reduce capital expenditures, or obtain additional equity or debt financing. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms if and when needed, our business, financial condition and results of operations could be harmed.
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
We continue to evaluate our business to determine the potential need to realign our resources as we continue to transform our business in order to achieve desired cost savings in an increasingly competitive market. In prior years, we have undertaken a series of steps to restructure our operations involving, among other things and depending on the year, reductions of our workforce, the relocation of our corporate headquarters and the reduction and outsourcing of manufacturing activities. We incurred restructuring charges of $0.6 million, $2.5 million and $4.9 million in fiscal 2017, 2016 and 2015, respectively.
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

As we transition to new product platforms, we face significant risk that the development of our new products may not be accepted by our current customers or by new customers. To the extent that we fail to introduce new and innovative products that are adopted by customers, we could fail to obtain an adequate return on these investments and could lose market share to our competitors, which could be difficult or impossible to regain. Similarly, we may face decreased revenue, gross margins and profitability due to a rapid decline in sales of current products as customers hold spending to focus purchases on new product platforms. We could incur significant costs in completing the transition, including costs of inventory write-downs of the current product as customers transition to new product platforms. In addition, products or technologies developed by others may render our products noncompetitive or obsolete and result in significant reduction in orders from our customers and the loss of existing and prospective customers.
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
During fiscal 2017, 2016 and 2015, we recorded charges to reduce the carrying value of our inventory which totaled $1.1 million, $9.9 million and $8.0 million, respectively. Such charges equaled 0.5%, 3.7% and 2.4% of our revenue in fiscal 2017, 2016 and 2015, respectively. These charges were primarily due to excess and obsolete inventory resulting from lower forecast, product transitioning or discontinuance.
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
The potential effects of these economic factors are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict and prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.

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
We believe that these Tax Benefits are a valuable asset for us. On September 6, 2016, the Board approved a Tax Benefit Preservation Plan (the “Plan”) in an effort to protect our Tax Benefits during the effective period of the Plan. Further, on September 6, 2016, the Board adopted certain amendments to our Amended and Restated Certificate of Incorporation, as amended (the “Charter Amendments”), which are intended to preserve the Tax Benefits by restricting certain transfers of our common stock. The Plan and the Charter Amendments were approved by our stockholders at our 2016 annual meeting of stockholders on November 16, 2016. Although the Plan and the Charter Amendments are intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the restrictions on transferability in the Plan and the Charter Amendments will prevent all transfers that could result in such an “ownership change.” There also can be no assurance that the transfer restrictions in the Charter Amendments will be enforceable against all of our stockholders absent a court determination confirming such enforceability. The transfer restrictions may be subject to challenge on legal or equitable grounds.
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
Sales of our products and services historically have been concentrated in a small number of customers. Principal customers for our products and services include domestic and international wireless/mobile service providers, OEMs, as well as private network users such as public safety agencies; government institutions; and utility, pipeline, railroad and other industrial enterprises that operate broadband wireless networks. During fiscal 2017, 2016 and 2015, we had one customer in Africa, MTN Group that accounted for 14%, 18% and 14%, respectively, of our total revenue. Although we have a large customer base, during any given quarter a small number of customers may account for a significant portion of our revenue.
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
We continually evaluate strategic transaction opportunities which could involve merger, restructuring, divestiture, sale and/or acquisition activities that could disrupt our operations and harm our operating results.
Our growth depends upon market growth, our ability to enhance our existing products and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions, or “tuck-ins,” product lines, technologies, and personnel. Strategic transactions involve numerous risks, including the following:

•
difficulties in integrating the operations, systems, technologies, products, and personnel of the combined companies, particularly companies with large and widespread operations and/or complex products;

•
diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from business combinations, sales, divestitures and /or restructurings;

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

•
the potential loss of key employees, customers, resellers, vendors and other business partners of our company or the companies with which we engage in strategic transactions following and continuing after announcement of an anticipated strategic transaction.

Strategic transactions may also cause us to:

•	issue common stock that would dilute our current stockholders or cause a change in control of the combined company;

•	use a substantial portion of our cash resources, or incur debt;

•	significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;

•	assume material liabilities;

•	record goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur tax expenses related to the effect of acquisitions on our intercompany R&D cost sharing arrangement and legal structure;

•	incur large and immediate write-offs and restructuring and other related expenses; and

•	become subject to intellectual property or other litigation.
Mergers, restructurings, sales and acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control. No assurance can be given that any future strategic transactions will be successful and will not materially adversely affect our business, operating results or financial condition. Failure to manage and successfully complete a strategic transaction could materially harm our business and operating results. Even when an acquired or acquiring company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.
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
Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) could adversely affect our financial condition and results of operations, and could require a significant expenditure of time, attention and resources, especially by senior management.
Our accounting and financial reporting policies conform to U.S. GAAP, which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB and the SEC and our independent registered public accounting firm. The FASB has recently proposed new financial accounting standards that may result in significant changes that could adversely affect our financial condition and results of operations.
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing U.S. GAAP regarding revenue recognition. In February 2016, the FASB issued ASU 2016-02, Leases, which requires all operating leases with lease terms longer than twelve months be recorded as lease assets and lease liabilities on our consolidated balance sheets. Implementing changes required by new standards, requirements or laws likely will require a significant expenditure of time, attention and resources. It is impossible to completely predict the impact, if any, on us of future changes to accounting standards and financial reporting and corporate governance requirements.
Refer to Note 1 - The Company and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for further discussion of these new accounting standards, including the implementation status and potential impact to our consolidated financial statements.
There are inherent limitations on the effectiveness of our controls.
We do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that resource constraints exist, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by individual acts of some persons, by collusion of two or more people, or by management’s override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate due to changes in conditions or deterioration in the degree of compliance with policies or procedures. If our controls become inadequate, we could fail to meet our financial reporting obligations, our reputation may be adversely affected, our business and operating results could be harmed, and the market price of our stock could decline.
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
Because we are a Delaware corporation, the anti-takeover provisions of Delaware law could make it more difficult for a third party to acquire control of us, even if the change in control would be supported by our stockholders. We are subject to the provisions of Section 203 of the General Corporation Law of Delaware, which prohibits us from engaging in certain business combinations, unless the business combination is approved in a prescribed manner. In addition, our Amended and Restated Certificate of Incorporation, as amended, and Amended and Restated Bylaws also contain certain provisions that may make a third-party acquisition of us difficult, including the ability of the Board to issue preferred stock and the requirement that nominations for directors and other proposals by stockholders must be made in advance of the meeting at which directors are elected or the proposals are voted upon.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of June 30, 2017, we leased approximately 178,000 square feet of facilities worldwide, with approximately 42% in the United States, mostly in California, Texas, and North Carolina. Our corporate headquarters is located in Milpitas, California, and consists of approximately 19,000 square feet office space. We also lease approximately 54,000 square feet of office, assembly facilities and warehouse in certain locations in Texas. Internationally, we lease approximately 104,000 square feet of facilities throughout Europe, Canada, Central America, South America, Africa and Asia regions, including offices in Singapore, Slovenia, Philippine Islands, India, Mexico, Brazil, Canada, South Africa, Ghana, Ivory Coast, Kenya, Nigeria, Algeria, France, Netherlands, Poland, Russia, Australia, Dubai, Saudi Arabia, Lebanon, China, and Thailand. In addition, we own approximately 108,000 square feet of facilities in Wellington, New Zealand and Lanarkshire, Scotland.
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
Item 3. Legal Proceedings
We are subject from time to time to disputes with customers concerning our products and services. In May 2016, we received notification of a claim for $1.0 million in damages from a customer in Austria alleging that certain of our products were defective. We are continuing to investigate this claim, and at this time an estimate of the reasonably possible loss or range of loss cannot be made. In August 2016, we received a correspondence from a customer in Africa demanding that certain inventory be repurchased under the terms of an inventory management agreement that we believed had previously expired. We settled this matter for $0.2 million in April 2017.
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

We record accruals for our outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, at least on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. Except for the matter above which was ultimately settled for $0.2 million, we have not recorded any accrual for loss contingencies associated with such legal claims or litigation discussed above.
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
According to the records of our transfer agent, as of August 17, 2017, there were 2,544 holders of record of our common stock. The following table sets forth the high and low closing prices for a share of our common stock on NASDAQ Global Select Market for the periods indicated during our fiscal years 2017 and 2016, as retroactively adjusted for the 1-for-12 reverse stock split discussed in “Note 1. The Company and Summary of Significant Accounting Policies” of the notes to consolidated financial statements, which are included in Item 8 in this Annual Report on Form 10-K:

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter	$9.93	$7.39	$15.96	$12.48
Second Quarter	$14.94	$8.43	$14.04	$8.92
Third Quarter	$15.86	$10.35	$9.57	$6.60
Fourth Quarter	$23.55	$14.30	$9.31	$6.18
Dividend Policy
We have not paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain any earnings for use in our business. In addition, the covenants of our credit facility may restrict us from paying dividends or making other distributions to our stockholders under certain circumstances.
Sales of Unregistered Securities
During fiscal 2017, we did not issue or sell any unregistered securities.
Issuer Repurchases of Equity Securities
During fiscal 2017, we did not repurchase any equity securities.
Performance Graph
The following graph and accompanying data compares the cumulative total return on our common stock with the cumulative total return of the Total Return Index for The NASDAQ Composite Market (U.S. Companies) and the NASDAQ Telecommunications Index for the five-year period ended June 30, 2017. The stock price performance shown on the graph below is not necessarily indicative of future price performance. Note that this graph and accompanying data is “furnished,” not “filed,” with the SEC.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Aviat Networks, Inc., the NASDAQ Composite Index
and the NASDAQ Telecommunications Index

	6/29/2012	6/28/2013	6/27/2014	7/3/2015	7/1/2016	6/30/2017
Aviat Networks, Inc.	$100.00	$93.57	$44.66	$46.98	$23.95	$51.77
NASDAQ Composite	$100.00	$117.60	$153.88	$177.34	$174.29	$222.67
NASDAQ Telecommunications	$100.00	$128.44	$149.22	$156.24	$158.51	$184.31
 ____________________________

*
Assumes (i) $100 invested on June 29, 2012 in Aviat Networks, Inc. common stock, the Total Return Index for The NASDAQ Composite Market (U.S. companies) and the NASDAQ Telecommunications Index; and (ii) immediate reinvestment of all dividends.

Item 6.   Selected Financial Data
The following table summarizes our selected historical financial information for each of the last five fiscal years that has been derived from our consolidated financial statements. All of the per-share data have been retroactively adjusted for the 1-for-12 reverse stock split discussed in “Note 1. The Company and Summary of Significant Accounting Policies” of the notes to consolidated financial statements, which are included in Item 8 of this Annual Report on Form 10-K. Data presented for fiscal years 2017, 2016 and 2015 are included elsewhere in this Annual Report on Form 10-K. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes, included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
(In thousands, except per share amounts)	June 30, 2017	July 1, 2016	July 3, 2015	June 27, 2014(1)	June 28, 2013(1)
Revenue from product sales and services	$241,874	$268,690	$335,878	$346,032	$471,255
Cost of product sales and services	166,402	206,973	255,188	260,844	332,913
Loss from continuing operations (2) (3)	(621)	(30,178)	(24,648)	(52,018)	(12,647)
Net loss (2) (3)	(621)	(29,637)	(24,554)	(51,100)	(16,725)
Net income attributable to noncontrolling interests, net of tax	202	270	71	—	—
Net loss attributable to Aviat Networks (2) (3)	(823)	(29,907)	(24,625)	(51,100)	(16,725)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.16)	$(5.81)	$(4.77)	$(10.13)	$(2.53)
Net loss	(0.16)	(5.71)	(4.75)	(9.95)	(3.34)
_______________________

(1)	As revised, during the fourth quarter of fiscal 2015, these amounts have been revised as we identified and corrected errors around our accrued liability related to cost of services revenue.

(2)	Include share-based compensation expense $2.1 million, $1.8 million, $2.2 million, $3.4 million and $6.4 million for fiscal 2017, 2016, 2015, 2014 and 2013 respectively.

(3)	Include restructuring charges of $0.6 million, $2.5 million, $4.9 million, $11.2 million and $3.1 million for fiscal 2017, 2016, 2015, 2014 and 2013 respectively.

	As of
(In thousands)	June 30, 2017	July 1, 2016	July 3, 2015	June 27, 2014(1)	June 28, 2013(1)
Total assets	$152,576	$166,111	$224,715	$253,184	$305,816
Long-term liabilities	12,218	12,707	18,198	19,574	24,825
_______________________

(1)	As revised, during the fourth quarter of fiscal 2015, these amounts have been revised as we identified and corrected errors around our accrued liability related to cost of services revenue.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2016 and 2017 Results
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes. In the discussion below, our fiscal year ending June 29, 2018 is referred to as “fiscal 2018” or “2018”; our fiscal year ended June 30, 2017 is referred to as “fiscal 2017” or “2017”; our fiscal year ended July 1, 2016 is referred to as “fiscal 2016” or “2016”; and our fiscal year ended July 3, 2015 is referred to as “fiscal 2015” or “2015.”
Overview
We generate revenue by designing, developing, manufacturing and supporting a range of wireless networking products, solutions and services for mobile and fixed communications service providers, private network operators, government agencies, transportation, energy and utility companies, public safety agencies and broadcast network operators across the world. Our products include point-to-point digital microwave transmission systems designed for first/last mile access, middle mile/backhaul, and long distance trunking applications. We also provide network management software solutions to enable operators to deploy, monitor and manage our systems, third party equipment such as antennas, routers, optical transmission equipment and other equipment necessary to build and deploy a complete telecommunications transmission network. We provide a full suite of professional services for planning, deployment, operations and maintenance of our customers’ networks.
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
Our strategic focus in fiscal 2018 will be to continue to accelerate innovation and optimize our product portfolio, improve costs and operational efficiencies, grow our revenue and create a sustainable, profitable business model. To do this, we continue to examine our products, markets, facilities, development programs, and operational flows to ensure we are focused on what we do well and what will differentiate us in the future. We will continue working to streamline management processes to attain the efficiency levels required by the markets in which we do business.
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
We continue to explore strategic alternatives to improve the market position and profitability of our product offerings in the marketplace, generate additional liquidity and enhance our valuation. We may pursue our goals during the next twelve months through organic growth and through strategic alternatives. Some of these alternatives have included, and could continue to include, selective acquisitions, divestitures and the sale of assets or securities. We have also provided, and may from time to time in the future provide, information to interested parties.

Operations Review
The market for mobile backhaul continues to be our primary addressable market segment and, over the long term, the demand for increasing the backhaul capacity in our customers’ networks continues to grow. In North America, we supported long-term evolution (“LTE”) deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of some large 3G deployments, and the emergence of early stage LTE deployments. Our international business was adversely affected in fiscal 2016 and fiscal 2017 by constrained availability of U.S. dollars in countries with economies highly dependent on resource exports, particularly oil. This condition, along with decline in local purchasing power because of the currency devaluation relative to U.S. dollars, limited capital spending and slowed payments from customers in those locations. Our position continues to be to support our customers for LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. We continue to find that our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. However, as disclosed above and in the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we service.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and Middle East, (2) Europe and Russia and (3) Latin America and Asia Pacific. Revenue by region for fiscal 2017, 2016 and 2015 and the related changes were shown in the table below:

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2017	2016	2015	2017/2016	2016/2015	2017/2016	2016/2015
North America	$132,078	$125,482	$153,239	$6,596	$(27,757)	5.3%	(18.1)%
Africa and Middle East	60,150	82,742	97,112	(22,592)	(14,370)	(27.3)%	(14.8)%
Europe and Russia	14,128	20,539	35,990	(6,411)	(15,451)	(31.2)%	(42.9)%
Latin America and Asia Pacific	35,518	39,927	49,537	(4,409)	(9,610)	(11.0)%	(19.4)%
Total Revenue	$241,874	$268,690	$335,878	$(26,816)	$(67,188)	(10.0)%	(20.0)%
Our revenue in North America increased $6.6 million, or 5.3%, in fiscal 2017 compared with fiscal 2016. The increase in North America was from private network customers, offset by decreased revenue from wireless operator customers. Private network business increased in fiscal 2017 due to new customers and substantial investments by certain customers in network upgrades. The decrease in revenue from our North America wireless operator customers was primarily due to them reaching the end of their LTE network build cycle. Revenue in North America decreased $27.8 million, or 18.1%, in fiscal 2016 compared with fiscal 2015. While our order volume increased in North America compared to fiscal 2015, we experienced a shift in the mix of business away from wireless operator customers and toward private networks operated by governments and utilities. In addition, orders from private networks generally have a longer cycle time from order placement to completion for revenue than orders from the wireless operators because of the larger degree of service content included with the private network projects. In fiscal 2016, we saw a decrease in revenue both from the lower volume of business with wireless operator customers and from the longer cycle time to revenue from the larger volume of business with private network customers.
Revenue in Africa and the Middle East decreased $22.6 million, or 27.3%, in fiscal 2017 compared with fiscal 2016 due to lower sales to mobile operator customers in Africa and a decrease in revenue from customers in the Middle East. Our sales to major African customers have declined for several years due to a combination of factors that vary within the region, including customer constraints on capital spending and decline in local purchasing power because of currency devaluation relative to U.S. dollars. Revenue in Africa and the Middle East decreased $14.4 million, or 14.8%, in fiscal 2016 compared with fiscal 2015. The fiscal 2016 decrease in revenue came from decreased sales volume to our private network customers in the Middle East and across several customers in Africa. Revenue with our major wireless operator customers in the region remained relatively low, and slightly down in fiscal 2016 compared to fiscal 2015.
Revenue in Europe and Russia was down $6.4 million, or 31.2%, in fiscal 2017 compared with fiscal 2016. The decrease came from lower sales to our large customers in the region compared with fiscal 2016. In addition, sales were negatively affected by decreased purchasing power coming from the general weakness of the Euro relative to the U.S.

dollar. Revenue in Europe and Russia was down $15.5 million, or 42.9% in fiscal 2016 compared with fiscal 2015 for similar reasons.
Revenue in Latin America and Asia Pacific declined $4.4 million, or 11.0%, in fiscal 2017 compared with fiscal 2016, primarily due to decreased deliveries to our larger customers in the Asia-Pacific region. Business in Latin America increased a small amount over the previous fiscal year. Revenue in Latin America and Asia-Pacific declined $9.6 million, or 19.4%, in fiscal 2016 compared with fiscal 2015, mostly due to lower product sales to several mid-size customers in Asia Pacific, partially offset by a large increase with one of our customers in the region. The decrease was also attributable to a year-to-year reduction in sales to private network customers in Latin America.

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2017	2016	2015	2017/2016	2016/2015	2017/2016	2016/2015
Product sales	$153,517	$167,827	$214,874	$(14,310)	$(47,047)	(8.5)%	(21.9)%
Services	88,357	100,863	121,004	(12,506)	(20,141)	(12.4)%	(16.6)%
Total Revenue	$241,874	$268,690	$335,878	$(26,816)	$(67,188)	(10.0)%	(20.0)%
Our revenue from product sales decreased $14.3 million, or 8.5%, in fiscal 2017 compared with fiscal 2016. Product sales were weaker in all international markets, with the exception of Latin America, for the same reasons as mentioned above in the regional comments. The $23.2 million decrease in international product sales was partially offset by an $8.9 million increase in North America product sales during fiscal 2017. Our service revenue decreased $12.5 million, or 12.4%, in fiscal 2017 compared with fiscal 2016 mainly due to the reduction in product sales. Service sales in North America decreased by $2.3 million, and service sales to our international customers decreased by $10.2 million.
Our revenue from product sales decreased $47.0 million, or 21.9%, in fiscal 2016 compared with fiscal 2015. Product volumes were lower in all sectors, but the majority of the decrease was in North America and Europe. In North America this decline reflected fewer orders from wireless operators and the extended cycle time to complete large projects. In Europe, this decline reflected constrained capital spending mentioned above. Our services revenue decreased $20.1 million, or 16.6%, in fiscal 2016 compared with fiscal 2015, due to reduced service activities in all sectors, but particularly in North America, Middle East and Africa.
Gross Margin

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2017	2016	2015	2017/2016	2016/2015	2017/2016	2016/2015
Revenue	$241,874	$268,690	$335,878	$(26,816)	$(67,188)	(10.0)%	(20.0)%
Cost of revenue	166,402	206,973	255,188	(40,571)	(48,215)	(19.6)%	(18.9)%
Gross margin	$75,472	$61,717	$80,690	$13,755	$(18,973)	22.3%	(23.5)%
% of revenue	31.2%	23.0%	24.0%
Product margin %	31.5%	23.3%	23.7%
Service margin %	30.7%	22.4%	24.5%
Gross margin for fiscal 2017 increased $13.8 million, or 22.3%, compared with fiscal 2016. Gross margin as a percentage of revenue for fiscal 2017 improved to 31.2%, compared with 23.0% in fiscal 2016. Gross margin improvement was primarily due to lower supply chain costs, a decrease in inventory write-down of $9.1 million and improved sales margin rates from both product and service businesses. Product margin as a percentage of product revenue increased over the same period in fiscal 2016 primarily due to reduced supply chain costs, a decrease in inventory write-down of $9.1 million and greater concentration of sales in higher margin regions. Gross margin as a percentage of service revenue also improved in all sectors compared with the same period in fiscal 2016. We attributed the margin improvement in the service business and our reduced supply chain costs to process improvement programs along with our restructuring program implemented over the past several quarters.
Gross margin for fiscal 2016 decreased $19.0 million, or 23.5%, compared with fiscal 2015. Gross margin as a percentage of revenue for fiscal 2016 decreased to 23.0%, compared with 24.0% in fiscal 2015. The decrease was primarily due to lower revenue volume across all business sectors during fiscal 2016 and an increase in inventory write-down of $2.9 million, partially offset by reduced supply chain costs compared with fiscal 2015. Product margin as a percentage of product revenue decreased from fiscal 2015 primarily due to supply chain costs being absorbed by a substantially smaller volume of product sales during the year and an increase in inventory write-down of $2.9 million. Service margin as a percentage of service revenue declined primarily due to a less profitable service business in international markets.
Research and Development Expenses

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2017	2016	2015	2017/2016	2016/2015	2017/2016	2016/2015
Research and development expenses	$18,684	$20,806	$25,368	$(2,122)	$(4,562)	(10.2)%	(18.0)%
% of revenue	7.7%	7.7%	7.6%
Our R&D expenses decreased $2.1 million, or 10.2%, in fiscal 2017 compared with fiscal 2016. The decrease in R&D expenses was primarily due to a $1.2 million reduction in professional services and material spending along with an increase of $1.1 million related to an international economic incentive grant credit earned in fiscal 2017. We continue to invest in new product features, new functionality and lower cost platforms that we believe will enable our product lines to retain their technology leads in a cost-effective manner.
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
Selling and Administrative Expenses

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2017	2016	2015	2017/2016	2016/2015	2017/2016	2016/2015
Selling and administrative expenses	$57,184	$65,902	$76,005	$(8,718)	$(10,103)	(13.2)%	(13.3)%
% of revenue	23.6%	24.5%	22.6%
Our selling and administrative expenses decreased $8.7 million, or 13.2%, in fiscal 2017 compared with fiscal 2016. The decrease was primarily due to a $7.6 million decrease in personnel and related expenses, and a $0.9 million reduction in professional fees primarily associated with accounting, IT, legal, and marketing consulting services. We will continue to seek ways to improve our operating efficiency in fiscal 2018.
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
Our restructuring charges by plan for fiscal 2017, 2016 and 2015 are summarized in the table below:

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2017	2016	2015	2017/2016	2016/2015	2017/2016	2016/2015
Fiscal 2016-2017 Plan	$345	$2,210	$—	$(1,865)	$2,210	(84.4)%	N/A
Fiscal 2015-2016 Plan	36	282	3,503	(246)	(3,221)	(87.2)%	(91.9)%
Fiscal 2014-2015 Plan	162	77	1,277	85	(1,200)	110.4%	(94.0)%
Fiscal 2013-2014 Plan	46	(114)	87	160	(201)	(140.4)%	(231.0)%
Total	$589	$2,455	$4,867	$(1,866)	$(2,412)	(76.0)%	(49.6)%
Our restructuring expenses consisted primarily of severance and related benefit charges, facilities costs related to obligations under non-cancelable leases for facilities that we ceased to use, and lease termination charges. During June 2016, we entered into a lease termination agreement for our previous headquarters lease in Santa Clara, California.
Restructuring charges for fiscal 2017 included $0.4 million employee severance and benefits costs primarily related to the Fiscal 2016-2017 Plan and $0.2 million facility charges primarily consisted of headquarters moving costs. Restructuring charges for fiscal 2016 included $2.5 million employee severance and benefits costs primarily related to the Fiscal 2016-2017 Plan and the Fiscal 2015-2016 Plan, a $1.9 million lease termination payable, offset by a $1.2 million deferred rent liability write-off and a net decrease of $0.7 million lease impairment liabilities both resulted from the termination of our Santa Clara headquarters building. Restructuring charges for fiscal 2015 included a $2.9 million employee termination charge primarily related to the Fiscal 2015-2016 Plan, a $1.4 million facility charge related to ceasing to use portion of our Santa Clara headquarters building and a $0.6 million Slovenia government fund penalty charge related to the workforce reduction.
We have substantially completed the restructuring activities under all plans by the end of fiscal 2017.
Interest Income, Interest Expense and Other Expense

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2017	2016	2015	2017/2016	2016/2015	2017/2016	2016/2015
Interest income	$261	$252	$360	$9	$(108)	4%	(30)%
Interest expense	(50)	(104)	(388)	54	284	(52)%	(73)%
Other income (expense)	169	(1,245)	—	1,414	(1,245)	(114)%	N/A
Interest income reflected interest earned on our cash equivalents which were comprised of money market funds and certificates of deposit.
Interest expense was primarily related to interest associated with borrowings under the Silicon Valley Bank (“SVB”) Credit Facility and discounts on customer letters of credit.
Other income in fiscal 2017 included a $0.3 million foreign currency translation gain reclassified from accumulated other comprehensive loss upon liquidation of a dormant foreign legal entity. This income was offset partially by a $0.2 million foreign exchange loss on a dividend declared by our Nigeria entity (a partnership for U.S. tax purposes) to our Aviat U.S. entity. Other expense in fiscal 2016 related to the foreign exchange loss on a dividend declared by our Nigeria entity to Aviat U.S. entity which was caused by a significant devaluation of the Nigerian Naira in June 2016.

Income Taxes

	Fiscal Year			$ Change
(In thousands, except percentages)	2017	2016	2015	2017/2016	2016/2015
Loss from continuing operations before income taxes	$(605)	$(28,543)	$(25,958)	$27,938	$(2,585)
Provision for (benefit from) income taxes	16	1,635	(1,310)	(1,619)	2,945
As % of loss from continuing operations before income taxes	(2.6)%	(5.7)%	5.0%
Our income tax expense (benefit) from continuing operations was $16 thousand of expense for fiscal 2017 compared to $1.6 million of expense for fiscal 2016 and $1.3 million of benefit for fiscal 2015. The difference between our income tax expense (benefit) from continuing operations and income tax expense at the statutory rate of 35% was primarily attributable to losses in tax jurisdictions in which we cannot recognize a tax benefit and increase in foreign withholding taxes. During fiscal 2017, we recorded a $3.7 million tax benefit from the audit assessment refund received from the Inland Revenue Authority of Singapore. During fiscal 2015, we released approximately $4.4 million of the deferred tax valuation allowance in jurisdictions where management believed the utilization of deferred tax assets was more likely than not based on the weighting of positive and negative evidence.
Income from Discontinued Operations

	Fiscal Year			$ Change
(In thousands)	2017	2016	2015	2017/2016	2016/2015
Income from discontinued operations, net of tax	$—	$541	$94	$(541)	$447
Our discontinued operations consisted of the WiMAX business, which was sold to EION Networks, Inc. (“EION”) on September 2, 2011. We completed the business transition with EION in fiscal 2012. The income recognized in fiscal 2016 was primarily due to recovery of certain WiMAX customer receivables that were previously written down. The income recognized in fiscal 2015 was primarily due to a $0.1 million write-off of accrued liabilities due to EION.
Liquidity, Capital Resources and Financial Strategies
As of June 30, 2017, our total cash and cash equivalents and short-term investments totaled $35.9 million. Approximately $22.0 million, or 61.4%, was held in the United States. The remaining balance of $13.9 million, or 38.6%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries at June 30, 2017, $9.7 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to U.S. taxes which would be nominal.
Operating Activities
Cash provided by (used in) operating activities is presented as net loss adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by (used in) operating activities was $9.4 million for fiscal 2017, $0.4 million for fiscal 2016 and $(9.6) million for fiscal 2015.
For fiscal 2017 compared to fiscal 2016, cash provided by operating activities improved by $9.0 million. Results from operations improved by $29.0 million as we had a lower net loss of $0.6 million in fiscal 2017 compared to a net loss of $29.6 million in fiscal 2016. Net contribution of non-cash items to cash provided by operating activities decreased by $12.0 million and net contribution of changes in operating assets and liabilities to cash provided by operating activities decreased by $8.0 million in fiscal 2017 as compared to fiscal 2016.
The $29.0 million decrease in net loss includes a $3.7 million tax refund from the Inland Revenue Authority of Singapore related to a $13.2 million tax assessment we paid in fiscal 2014. This tax refund was recorded as a discrete tax benefit when it was received during our first quarter of fiscal 2017.
The $12.0 million decrease in the net contribution of non-cash items to cash provided by operating activities was primarily due to a $8.7 million decrease in charges for inventory write-downs, a $2.1 million decrease in bad debt expense, a $0.8 million decrease in depreciation and amortization of property, plant and equipment, a $0.7 million decrease in loss on disposition of property, plant and equipment and a $0.3 million gain on liquidation of a dormant subsidiary in the third quarter of fiscal 2017.

Changes in operating assets and liabilities resulted in a decrease of $8.0 million for fiscal 2017 compared to fiscal 2016. The decrease in accounts receivable was primarily due to stronger collections, and unbilled receivables increased due to timing of billings. The fluctuation in accounts payable and accrued expenses was primarily due to timing of liabilities incurred and vendor payments. The change in inventories and in customer service inventories was primarily due to demand and our focus on improving our inventory management. The change in advance payments and unearned income was due to timing of payment from customers and revenue recognition. We used $3.7 million in cash during fiscal 2017 on expenses related to restructuring liabilities.
For fiscal 2016 compared to fiscal 2015, the $10.0 million increase in cash provided by operating activities was primarily due to a $9.0 million increase in working capital, a $4.4 million decrease in deferred income taxes benefits and a $1.8 million higher inventory and customer service inventory write-downs, offset by a $5.1 million higher net loss.
Investing Activities
Net cash used in investing activities was $4.0 million for fiscal year 2017, $1.8 million for fiscal 2016 and $3.7 million for fiscal 2015, which consisted primarily of capital expenditures.
For fiscal 2018, we expect to spend approximately $5.3 million for capital expenditures, primarily on equipment for development and manufacturing of new products and to support customer managed services.
Financing Activities
Financing cash flows consist primarily of proceeds and repayments of short-term debt and proceeds from sale of share of common stock through employee equity plans. Net cash provided by financing activities was $21 thousand for fiscal year 2017, $13 thousand for fiscal 2016 and $2.9 million for fiscal 2015.
As of June 30, 2017, our principal sources of liquidity consisted of the $35.9 million in cash, cash equivalents and short-term investments, $5.8 million of available credit under our $30.0 million credit facility with Silicon Valley Bank (“SVB”) which expires on June 30, 2018, and future collections of receivables from customers. We regularly require letters of credit from some customers and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically, our primary sources of liquidity have been cash flows from operations and credit facilities.
We believe that our existing cash and cash equivalents, the available line of credit under the SVB Credit Facility (as defined below) and future cash collections from customers will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for at least the next 12 months. Our SVB Credit Facility expires on June 30, 2018. While we intend and expect the SVB Credit Facility to be renewed, there can be no assurance that the SVB Credit Facility will be renewed. In addition, there can be no assurance, however, that our business will generate cash flow from operations, that we will be in compliance with the quarterly financial covenants contained in the SVB Credit Facility, or that we will have a sufficient borrowing base under such facility, or that anticipated operational improvements will be achieved. If we are not in compliance with the financial covenants or do not have sufficient eligible accounts receivable to support our borrowing base, the availability of our credit facility is not certain or may be diminished. Over the longer term, if we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations that may arise in the future, we may be required to sell assets, reduce capital expenditures, or obtain financing. If we need to obtain additional financing, we cannot be assured that it will be available on favorable terms, or at all. Our ability to make scheduled principal payments or pay interest on or refinance any future indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the microwave communications market and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
Available Credit Facility, Borrowings and Repayment of Debt
On March 28, 2014, we entered into a Second Amended and Restated Loan Agreement with SVB (the “SVB Credit Facility”). The SVB Credit Facility was amended on September 25, 2014, October 30, 2014 and December 2, 2014 to provide for extensions to the deadline for preparing and filing our fiscal 2014 financial statements with the SEC. On February 27, 2015, the SVB Credit Facility was further amended to provide for certain amendments to the financial covenants, borrowing base and an early termination fee if the SVB Credit Facility is terminated prior to its expiration. In March 2016, we amended the SVB Credit Facility to amend financial covenants and to reduce the maximum borrowing capacity from $40.0 million to $30.0 million. In June 2016, we amended the SVB Credit Facility to amend the minimum Earnings before Interest, Tax, Depreciation and Amortization (“EBITDA”) covenant; to create a new sub-limit for letters of credit issued under the revolving credit facility of $12.0 million; to reduce the advance rate applicable to Singapore Borrower’s eligible accounts in the calculation of the borrowing base of the revolving credit facility; to increase the interest rate margins applicable to revolving loans made to Singapore Borrower by 2.00% above the applicable margin; and to extend the facility maturity date to June 30, 2018. In June 2017, the SVB Credit Facility was amended to exclude certain guarantee, indemnity and similar agreements from the borrowing base calculations and to extend the effective date to July 15, 2017 for the requirement that we obtain credit insurance on the receivables of the Singapore Borrower to be included in the borrowing base.
The SVB Credit Facility carries an interest rate computed at the daily prime rate as published in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. During fiscal 2017, the weighted average interest rate on our outstanding loan was 4.21%. As of June 30, 2017 and July 1, 2016, our outstanding debt balance under the SVB Credit Facility was $9.0 million in each fiscal year, and the interest rate was 4.75% and 4.00% respectively.
The SVB Credit Facility provides for a committed amount of up to $30.0 million, with a $30.0 million sublimit that can be borrowed by our Singapore subsidiary. Borrowings that may be advanced under the SVB Credit Facility at the lesser of $30.0 million or a borrowing base equal to a specified percentage of the value of eligible accounts receivable and U.S. unbilled accounts of the Company, subject to certain reserves and eligibility criteria. The SVB Credit Facility can also be utilized to issue letters of credit with a $12.0 million sublimit. If the SVB Credit Facility is terminated by us in certain circumstances prior to its expiration, we are subject to an early termination fee equal to 1% of the revolving line. As of June 30, 2017, available credit under the SVB Credit Facility was $5.8 million reflecting the calculated borrowing base of $20.0 million less existing borrowings of $9.0 million and outstanding letters of credit of $5.2 million.
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
As of June 30, 2017, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility. However, we have historically amended the agreement to revise financial covenants and the fact that the SVB Credit Facility contains subjective acceleration clauses that could be triggered by the lender, the $9.0 million borrowing was classified as a current liability as of June 30, 2017 and July 1, 2016. We repaid the $9.0 million in July 2017.
Restructuring Payments
We had liabilities for restructuring activities totaling $1.7 million as of June 30, 2017, of which $1.5 million was classified as current liability and expected to be paid in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of June 30, 2017:

	Obligations Due by Fiscal Year
(In thousands)	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years	Other
Borrowings under credit facility	$9,000	$9,000	$—	$—	$—	$—
Purchase obligations (1)(4)	17,846	17,529	137	72	108	—
Other purchase obligations (3)(4)	1,364	1,364	—	—	—
Operating lease commitments (4)	7,555	1,997	2,419	1,116	2,023	—
Reserve for uncertain tax positions (2)	2,453	—	—	—	—	2,453
Total contractual cash obligations	$38,218	$29,890	$2,556	$1,188	$2,131	$2,453
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

(2)
Liabilities for uncertain tax positions of $2.5 million were included in long-term liabilities in the consolidated balance sheets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

(3)	Contractual obligation related to software licenses.

(4)	These items are not recorded on our consolidated balance sheets.
Commercial Commitments
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit and other arrangements with financial institutions and insurers primarily relating to the guarantee of future performance on certain tenders and contracts to provide products and services to customers. As of June 30, 2017, we had commercial commitments on outstanding surety bonds and standby letters of credit as follows:

	Expiration of Commitments by Fiscal Year
(In thousands)	Total	2018	2019	2020	After 2021
Standby letters of credit used for:
Payment guarantees	$267	$158	$—	$—	$109
Performance	6,226	3,635	2,577	14	—
Tax bonds	14	9	—	5	—
	6,507	3,802	2,577	19	109
Surety bonds used for:
Bids	100	100	—	—	—
Performance	23,984	13,354	10,630	—	—
Payment guarantees	760	725	35	—	—
Tax bonds	3,390	13	—	3,377	—
	28,234	14,192	10,665	3,377	—
Total commercial commitments	$34,741	$17,994	$13,242	$3,396	$109
Historically, we have not paid out any significant amount of our performance guarantees. As such, the outstanding commercial commitments have not been recorded in our consolidated balance sheets.

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

Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of June 30, 2017, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.
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
We use foreign exchange forward contracts to hedge forecasted foreign currency transactions relating to forecasted sales and purchase transactions. Prior to the fourth quarter of fiscal 2015, these derivatives were designated as cash flow hedges and are carried at fair value. The effective portion of the gain or loss was initially reported as a component of accumulated other comprehensive loss, and upon occurrence of the forecasted transaction, was subsequently reclassified into the income or expense line item to which the hedged transaction relates. Beginning the fourth quarter of fiscal 2015, we no longer prepared contemporaneous documentation of hedges for the new foreign exchange forward contracts we entered into. As a result, the foreign exchange hedges no longer qualified as cash flow hedges. The changes in fair value related to the hedges were recorded in income or expenses line items on our statements of operations. We also enter into foreign exchange forward contracts to mitigate the change in fair value of specific non-functional currency assets and liabilities on the balance sheets. All balance sheet hedges are marked to market through earnings every period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. The last qualifying cash flow hedges occurred in the first quarter of fiscal 2016 and we reclassified a $41 thousand gain out of accumulated other comprehensive loss into cost of revenues during the first quarter of fiscal 2016.
As of June 30, 2017, we had one foreign currency forward contract outstanding as follows:

Currency	Notional Contract Amount (Local Currency)	Notional Contract Amount (USD)
	(In thousands)
South African Rand	6,687	$511

Net foreign exchange loss recorded in our consolidated statements of operations during fiscal 2017, 2016 and 2015 was as follows:

	Fiscal Year
(In thousands)	2017	2016	2015
Amount included in costs of revenues	$(847)	$(556)	$(3,308)
Amount included in other income (expense)	135	(1,245)	—
Total foreign exchange loss, net	$(712)	$(1,801)	$(3,308)
A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of June 30, 2017 would have an impact of approximately $0.1 million on the fair value of such instruments. Certain of our international business are transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars is included as a component of stockholders’ equity. As of June 30, 2017 and July 1, 2016, the cumulative translation adjustment decreased our stockholders’ equity by $11.8 million and $11.2 million, respectively.
In 2017, we reclassified a $0.3 million foreign current translation gain from accumulated other comprehensive loss to other income (expense) upon liquidation of a dormant foreign legal entity.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, short-term investments and borrowings under our credit facility.
Exposure on Cash Equivalents and Short-term Investments
We had $35.9 million in total cash and cash equivalents and short-term investments as of June 30, 2017. Cash equivalents and short-term investments totaled $22.4 million as of June 30, 2017 and were comprised of money market funds and certificates of deposit. Cash equivalents and short-term investments have been recorded at fair value on our balance sheets.
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
The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents and short-term investments earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The investments held as of June 30, 2017 had a weighted average days to maturity of 285 days, and an average yield of 7.13% per annum. A 10% change in interest rates on our cash equivalents and short-term investments is not expected to have a material impact on our financial position, results of operations or cash flows.
Exposure on Borrowings
During fiscal 2017, we had $9.0 million of demand borrowings outstanding under our credit facility that incurred interest at the prime rate plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. During fiscal 2017, our weighted average interest rate was 4.21% and we recorded total interest expense of less than $0.1 million on these borrowings.
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
The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	revenue recognition and valuation of accounts receivable;

•	inventory valuation and provision for excess and obsolete inventory losses;

•	impairment of long-lived assets; and

•	income taxes valuation.
In some cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board.
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
Revenue Recognition and Valuation of Accounts Receivable
Application of the various accounting principles in GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting, including whether the deliverables specified in a multiple-deliverable arrangement should be treated as separate units of accounting. Additionally, we are required to make subjective estimates and apply judgment regarding matters that are inherently uncertain including the allocation of revenue to various components of our multiple element arrangements which may contain hardware, software, licenses, maintenance and service contracts.
Revenue recognition is also impacted by our ability to estimate expected returns and collectability. We consider various factors, including a review of specific transactions, the creditworthiness of the customers’ historical experience and market and economic conditions, when calculating these provisions and allowances. Evaluations are conducted each quarter to assess the adequacy of the estimates.
Recognition of profit on long-term contracts requires estimates of the total contract value, the total cost at completion and the measurement of progress towards completion. Significant judgment is required when estimating total contract costs and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are reflected in income in the period in which the circumstances that gave rise to the revision become known by the company.
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

Income Taxes Valuation
We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities of amounts reported in our consolidated balance sheets, as well as operating loss and tax credit carryforwards. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the opening and closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences may result in an increase or decrease to our tax provision in a subsequent period in which such determination is made.
We record deferred taxes by applying enacted statutory tax rates to the respective jurisdictions and follow specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheets and provide necessary valuation allowances as required. Future realization of deferred tax assets ultimately depends on meeting certain criteria in ASC 740, Income Taxes. One of the major criteria is the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Our judgments regarding future profitability may change due to many factors, including future market conditions and our ability to successfully execute our business plans and/or tax planning strategies. Should there be a change in our ability to recover our deferred tax assets, our tax provision would increase or decrease in the period in which the assessment is changed.
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
Milpitas, California:
We have audited the accompanying consolidated balance sheets of Aviat Networks, Inc. as of June 30, 2017 and July 1, 2016, and the related consolidated statements of operations, comprehensive loss, equity and cash flows for the years ended June 30, 2017, July 1, 2016 and July 3, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedule - Valuation and Qualifying Accounts as of and for the years ended June 30, 2017, July 1, 2016 and July 3, 2015 listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aviat Networks, Inc. as of June 30, 2017 and July 1, 2016 and the results of its operations and its cash flows for the years ended June 30, 2017, July 1, 2016 and July 3, 2015, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule - Valuation and Qualifying Accounts as of and for the years ended June 30, 2017, July 1, 2016 and July 3, 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ BDO USA, LLP
San Jose, California
September 6, 2017

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share amounts)	June 30, 2017	July 1, 2016	July 3, 2015
Revenues:
Revenue from product sales	$153,517	$167,827	$214,874
Revenue from services	88,357	100,863	121,004
Total revenues	241,874	268,690	335,878
Cost of revenues:
Cost of product sales	105,183	128,727	163,890
Cost of services	61,219	78,246	91,298
Total cost of revenues	166,402	206,973	255,188
Gross margin	75,472	61,717	80,690
Operating expenses:
Research and development expenses	18,684	20,806	25,368
Selling and administrative expenses	57,184	65,902	76,005
Amortization of identifiable intangible assets	—	—	380
Restructuring charges	589	2,455	4,867
Total operating expenses	76,457	89,163	106,620
Operating loss	(985)	(27,446)	(25,930)
Interest income	261	252	360
Interest expense	(50)	(104)	(388)
Other income (expense)	169	(1,245)	—
Loss from continuing operations before income taxes	(605)	(28,543)	(25,958)
Provision for (benefit from) income taxes	16	1,635	(1,310)
Loss from continuing operations	(621)	(30,178)	(24,648)
Income from discontinued operations, net of tax	—	541	94
Net loss	(621)	(29,637)	(24,554)
Less: Net income attributable to noncontrolling interests, net of tax	202	270	71
Net loss attributable to Aviat Networks	$(823)	$(29,907)	$(24,625)

Amount attributable to Aviat Networks
Net loss from continuing operations, net of tax	$(823)	$(30,448)	$(24,719)
Net income from discontinued operations, net of tax	$—	$541	$94

Basic and diluted loss per share attributable to Aviat Networks’ common stockholders:
Continuing operations	$(0.16)	$(5.81)	$(4.77)
Discontinued operations	$—	$0.10	$0.02
Net loss	$(0.16)	$(5.71)	$(4.75)
Weighted average shares outstanding, basic and diluted	5,292	5,238	5,184

See accompanying notes to consolidated financial statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended
(In thousands)	June 30, 2017	July 1, 2016	July 3, 2015
Net loss	$(621)	$(29,637)	$(24,554)
Other comprehensive income (loss):
Cash flow hedges:
Change in unrealized loss on cash flow hedges	—	—	(314)
Reclassification adjustments for (gain) loss included in net loss	—	(41)	321
Net change in unrealized (loss) gain on hedging activities	—	(41)	7
Foreign currency translation:
Loss arising during period	(279)	(2,488)	(5,672)
Reclassification of gain on liquidation of subsidiary	(349)	—	—
Net change in cumulative translation adjustment	(628)	(2,488)	(5,672)
Other comprehensive loss	(628)	(2,529)	(5,665)
Comprehensive loss	(1,249)	(32,166)	(30,219)
Comprehensive income attributable to noncontrolling interests, net of tax	202	270	71
Comprehensive loss attributable to Aviat Networks	$(1,451)	$(32,436)	$(30,290)

See accompanying notes to consolidated financial statements

AVIAT NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)	June 30, 2017	July 1, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$35,658	$30,479
Restricted cash	541	558
Short-term investments	264	222
Accounts receivable, net	45,945	63,449
Unbilled receivables	12,110	5,117
Inventories	21,794	27,293
Customer service inventories	1,871	3,064
Other current assets	6,402	10,232
Total current assets	124,585	140,414
Property, plant and equipment, net	16,406	18,162
Deferred income taxes	6,178	6,068
Other assets	5,407	1,467
Total long-term assets	27,991	25,697
TOTAL ASSETS	$152,576	$166,111
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$9,000	$9,000
Accounts payable	33,606	33,217
Accrued expenses	21,933	23,205
Advance payments and unearned income	20,004	30,615
Restructuring liabilities	1,475	3,910
Total current liabilities	86,018	99,947
Unearned income	7,062	8,387
Other long-term liabilities	1,022	1,409
Reserve for uncertain tax positions	2,453	1,414
Deferred income taxes	1,681	1,497
Total liabilities	98,236	112,654
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 5,317,766 and 5,261,041 shares issued and outstanding as of as of June 30, 2017 and July 1, 2016, respectively	53	53
Additional paid-in-capital	813,733	811,601
Accumulated deficit	(748,204)	(747,381)
Accumulated other comprehensive loss	(11,785)	(11,157)
Total Aviat Networks stockholders’ equity	53,797	53,116
Noncontrolling interests	543	341
Total equity	54,340	53,457
TOTAL LIABILITIES AND EQUITY	$152,576	$166,111
See accompanying notes to consolidated financial statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(In thousands)	June 30, 2017	July 1, 2016	July 3, 2015
Operating Activities
Net loss	$(621)	$(29,637)	$(24,554)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of identifiable intangible assets	—	—	380
Depreciation and amortization of property, plant and equipment	5,840	6,648	7,242
(Recovery) provision for uncollectible receivables	(580)	1,532	880
Share-based compensation	2,111	1,836	2,187
Deferred tax assets, net	75	(334)	(4,711)
Charges for inventory and customer service inventory write-downs	1,137	9,868	8,043
Gain on disposition of WiMAX business	—	—	(85)
Loss on disposition of property, plant and equipment, net	153	827	384
Gain on liquidation of subsidiary	(349)	—	—
Changes in operating assets and liabilities:
Accounts receivable	18,178	17,023	(8,816)
Unbilled receivables	(6,986)	12,041	6,125
Inventories	6,383	(4,995)	(663)
Customer service inventories	90	2,419	2,285
Accounts payable	608	(13,976)	1,562
Accrued expenses	(1,310)	(599)	(4,140)
Advance payments and unearned income	(13,099)	(4,425)	4,666
Income taxes payable or receivable	1,415	2	1,450
Other assets and liabilities	(3,640)	2,126	(1,833)
Net cash provided by (used in) operating activities	9,405	356	(9,598)
Investing Activities
Payments for acquisition of property, plant and equipment	(4,021)	(1,574)	(3,693)
Purchase of short-term investments	(139)	(222)	—
Maturities of short-term investments	122	—	—
Net cash used in investing activities	(4,038)	(1,796)	(3,693)
Financing Activities
Proceeds from borrowings	33,000	36,000	54,000
Repayments of borrowings	(33,000)	(36,000)	(51,000)
Proceeds from issuance of common stock under employee stock plans	21	13	13
Payments on capital lease obligations	—	—	(140)
Net cash provided by financing activities	21	13	2,873
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(244)	(2,347)	(4,246)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,144	(3,774)	(14,664)
Cash, cash equivalents and restricted cash, beginning of year	31,425	35,199	49,863
Cash, cash equivalents and restricted cash, end of year	$36,569	$31,425	$35,199

	Fiscal Year Ended
(In thousands)	June 30, 2017	July 1, 2016	July 3, 2015
Non-cash investing activities
Reclassification of property, plant and equipment to inventory	$—	$1,094	$—
Unpaid property, plant and equipment	$1,219	$1,261	$319
Supplemental disclosures of cash flow information:
Cash paid for interest	$94	$111	$387
Cash (refunded) paid for income taxes, net	$(313)	$1,964	$2,042

See accompanying notes to consolidated financial statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Aviat Networks Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Aviat Networks Stockholders’ Equity	Noncontrolling Interests	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of June 27, 2014	5,184,852	$52	$807,588	$(692,849)	$(2,963)	$111,828	$—	$111,828
Net (loss) income				(24,625)		(24,625)	71	(24,554)
Other comprehensive loss, net of tax					(5,665)	(5,665)		(5,665)
Issuance of common stock under employee stock plans	23,348	—	13			13		13
Share-based compensation			2,187			2,187		2,187
Balance as of July 3, 2015	5,208,200	52	809,788	(717,474)	(8,628)	83,738	71	83,809
Net (loss) income				(29,907)		(29,907)	270	(29,637)
Other comprehensive loss, net of tax					(2,529)	(2,529)		(2,529)
Issuance of common stock under employee stock plans	54,498	1	12			13		13
Fractional shares buyback and other	(1,657)		(35)			(35)		(35)
Share-based compensation			1,836			1,836		1,836
Balance as of July 1, 2016	5,261,041	53	811,601	(747,381)	(11,157)	53,116	341	53,457
Net (loss) income				(823)		(823)	202	(621)
Other comprehensive loss, net of tax					(628)	(628)		(628)
Issuance of common stock under employee stock plans	56,725	—	21			21		21
Share-based compensation			2,111			2,111		2,111
Balance as of June 30, 2017	5,317,766	$53	$813,733	$(748,204)	$(11,785)	$53,797	$543	$54,340

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
Basis of Presentation
The consolidated financial statements include the accounts of Aviat Networks and its wholly-owned and majority owned subsidiaries. Significant intercompany transactions and accounts have been eliminated. Certain amounts in the prior-years consolidated financial statements have been reclassified to conform to the current-year presentation
Our fiscal year ends on the Friday nearest June 30. This was June 30 for fiscal 2017, July 1 for fiscal 2016 and July 3 for fiscal 2015. Fiscal years 2017 and 2016 presented each included 52 weeks, and fiscal year 2015 included 53 weeks. In these notes to consolidated financial statements, we refer to our fiscal years as “fiscal 2017”, “fiscal 2016” and “fiscal 2015.”
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

Cash, Cash Equivalents, Restricted Cash and Short-Term Investments
We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are carried at amortized cost, which approximates fair value due to the short-term nature of these investments. Investments with an original maturity of greater than three months and less than 12 months are accounted for as short-term investments and are classified as such at the time of purchase.
We hold cash, cash equivalents and short-term investments at several major financial institutions, which often significantly exceed Federal Deposit Insurance Corporation insured limits. However, a substantial portion of the cash equivalents is invested in prime money market funds which are backed by the securities in the fund. Our short-term investments are comprised of time deposits and certificates of deposit. We classify our marketable securities as “available-for-sale” because we view our entire portfolio as available for use in our current operations.
As of June 30, 2017 and July 1, 2016, all of our high-quality marketable debt securities were invested in prime money market funds and were classified as cash equivalents except for $0.3 million and $0.2 million, respectively, in short-term investments.
Cash and cash equivalents that are restricted as to withdrawal or usage under the terms of contractual agreements are recorded as restricted cash. At June 30, 2017, our short-term restricted cash mainly included cash balances at one of our international subsidiaries. At July 1, 2016, our short-term restricted cash included $0.6 million of restricted cash in one of our Africa subsidiaries related to a severance amount paid to a former employee in the first quarter of fiscal 2017. We accrued the severance in restructuring liabilities as of July 1, 2016. Our long-term restricted cash included cash balance in our disability insurance voluntary plan account that cannot be used by us for any operating purposes other than to pay benefits to the insured employees and was recorded in other assets in our consolidated balance sheets and the corresponding liabilities were included in other long-term liabilities in our consolidated balance sheets.
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
During fiscal 2017, 2016 and 2015, we had one customer in Africa, Mobile Telephone Networks Group (“MTN Group”) that accounted for 14%, 18% and 14%, respectively, of our total revenue. As of June 30, 2017 and July 1, 2016, MTN Group accounted for approximately 26% and 22%, respectively, of our accounts receivable. As of July 1, 2016, Motorola accounted for approximately 11% of our accounts receivable. No other customers accounted for more than 10% of our revenue or accounts receivable for the years presented. The loss of all business from MTN Group, Motorola, or any other significant customers, could adversely affect our results of operations, cash flows and financial position.
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
We rely on third parties to manufacture our products and we purchase raw materials from third-party vendors. We outsource our manufacturing services to two independent manufacturers. In addition, we purchase certain strategic component inventory which is consigned to our third-party manufacturers. Other components included in our products are sourced from various suppliers and are principally industry standard parts and components that are available from multiple vendors. The inability of a contract manufacturer or supplier to fulfill our supply requirements or changes in their financial or business condition could disrupt our ability to supply quality products to our customers, and thereby may have a material adverse effect on our business and operating results.
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

Gains and losses resulting from foreign exchange transactions and revaluation of monetary assets and liabilities in non-functional currencies are included in either cost of product sales and services or other income (expense) in the accompanying consolidated statements of operations, based on the nature of the transactions. Net foreign exchange loss recorded in our consolidated statements of operations during fiscal 2017, 2016 and 2015 was as follows:

	Fiscal Year
(In thousands)	2017	2016	2015
Amount included in costs of revenues	$(847)	$(556)	$(3,308)
Amount included in other income (expense)	135	(1,245)	—
Total foreign exchange loss, net	$(712)	$(1,801)	$(3,308)
Retirement Benefits
As of June 30, 2017, we provided retirement benefits to substantially all employees primarily through our defined contribution retirement plans. These plans have matching and savings elements. Contributions by us to these retirement plans are based on profits and employees’ savings with no other funding requirements. We halted making matching contributions to the U.S. plan from the second quarter of fiscal 2014 through the end of fiscal 2015. We resumed making contributions to the plans in fiscal 2016.
Contributions to retirement plans are expensed as incurred. Retirement plan expense amounted to $1.8 million, $2.0 million and $1.7 million in fiscal 2017, 2016 and 2015, respectively.
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
Revenue from product sales is generated predominately from the sales of products manufactured by third-party manufacturers to whom we have outsourced our manufacturing processes. In general, printed circuit assemblies, mechanical housings, and packaged modules are manufactured by contract manufacturing partners, with periodic business reviews of material levels and obsolescence. Product assembly, product testing, complete system integration and system testing may either be performed within our own facilities or at the locations of our third-party manufacturers.
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
We recognize revenue when the earnings process is complete as evidenced by persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of allowances for returns, discounts and any taxes collected from customers and subsequently remitted to governmental authorities. Delivery does not occur until products have been shipped or services have been provided to the customer, title and risk of loss has transferred to the customer, and (if applicable) either customer acceptance has been obtained or customer acceptance provisions have lapsed. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved. Revenue from net product sales is recognized when title and risk of loss has transferred to the customer and there are no unfulfilled company obligations that affect the customer’s final acceptance of the arrangement. We recognize maintenance and support services revenue ratably over the maintenance or service period. Professional services revenue consists of fees we earn related to consulting and educational services. We recognize revenue from professional services as the services are performed or upon written acceptance from customers, if applicable, or acceptance provisions have lapsed assuming all other conditions for revenue recognition noted above have been met.

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
Revenues related to long-term contracts for customized network solutions are recognized using the percentage-of-completion method. In using the percentage-of-completion method, we generally apply the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Recognition of profit on long-term contracts requires estimates of the total contract value, the total cost at completion and the measurement of progress towards completion. Significant judgment is required when estimating total contract costs and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are reflected in income in the period in which the circumstances that gave rise to the revision become known by the company. We perform ongoing profitability analysis of our services contracts accounted for under the percentage-of-completion method in order to determine whether the latest estimates of revenues, costs and profits require updating. If at any time these estimates indicate that the contract will be unprofitable, the entire estimated loss for the remainder of the contract is recorded immediately. We establish billing terms at the time project deliverables and milestones are agreed. Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled receivables in our consolidated balance sheets.
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
Advertising Costs
We expense all advertising costs as incurred. Advertising costs were immaterial during fiscal 2017, 2016 and 2015.
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
Share-Based Compensation
We estimate the grant date fair value of our share-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. To estimate the fair value of our stock option awards, we use the Black-Scholes option pricing model. The determination of the fair value of stock option awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Due to the inherent limitations of option valuation models, including consideration of future events that are unpredictable and the estimation process utilized in determining the valuation of the share-based awards, the ultimate value realized by our employees may vary significantly from the amounts expensed in our financial statements. For restricted stock awards and units and performance share awards and units, we measure the grant date fair value based upon the market price of our common stock on the date of the grant. The fair value of each market-based stock unit with market conditions was estimated using the Monte-Carlo simulation model.
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
For awards with a performance condition vesting feature, we recognize share-based compensation costs for the performance awards and units when achievement of the performance conditions is considered probable. Any previously recognized compensation cost would be reversed if the performance condition is not satisfied or if it is not probable that the performance conditions will be achieved. For awards with a market condition vesting feature, we recognize share-based compensation costs over the period the requisite service is rendered, regardless of when, if ever, the market condition is satisfied.
During the fourth quarter of fiscal 2017, we adopted Accounting Standards Update (“ASU”) 2016-09 and elected to account for forfeitures as they occur. Refer to accounting standards adopted below for changes to the accounting for share-based compensation expense.
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
We use a two-step process to determine the amount of tax benefit to be recognized for uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.
Accounting Standards Adopted
In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The amendment provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification (“ASC”) 718.The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The amendment in this ASU should be applied prospectively to an award modified on or after the adoption date. We adopted this standard during the fourth quarter of fiscal 2017.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance addresses diversity in practice that exists in the classification and presentation of changes in restricted cash and requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  We adopted this standard during the fourth quarter of fiscal 2017 with no material impact on our consolidated financial statements and disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, Clarification of Certain Cash Receipts and Cash Payments, which provides guidance on the presentation and classification of eight specific cash flow issues.

We adopted this standard during the fourth quarter of fiscal 2017. There was no reclassification impact resulted from the adoption on our consolidated statements of cash flows for fiscal year 2016 and fiscal year 2015, and such statements have been presented in accordance with this new guidance.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture, statutory tax withholding requirements, and classification on the statement of cash flows. We adopted this standard during the fourth quarter of fiscal 2017 and elected to account for forfeitures as they occur using a modified retrospective transition method. The change from the current method of estimating forfeitures resulted in a cumulative-effect adjustment of approximately $9 thousand, which we recorded as expense in fiscal 2017. The guidance also requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the statement of operations prospectively when share-based awards vest or are settled. The adoption had no impact on our deferred tax assets and the fiscal 2017 opening accumulated deficit balance because we had no historical excess tax benefit related tax attributes. We also elected to apply the change in cash flow classification of excess tax benefits prospectively, resulting in no reclassification of our consolidated statements of cash flows.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 835-30), Simplifying the Presentation of Debt Issuance Costs. To simplify the presentation of debt issuance costs, the standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU includes an SEC staff announcement that the SEC staff would not object to an entity deferring and presenting the costs of securing a revolving line of credit as an asset, and amortizing the costs over the term of the line-of-credit arrangement, regardless of there are any outstanding borrowings on the line-of-credit arrangement. The subject of this ASU was not previously addressed by ASU No. 2015-03. We have adopted both accounting guidance during the first quarter of fiscal 2017 and applied its provisions retrospectively. The adoption of these standards had no material impact on our consolidated financial statements and related disclosures.
Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, which along with amendments issued in 2015 and 2016, will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This accounting standard update, as amended, will be effective for us in the first quarter of fiscal year 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption. We are in process of evaluating the impact of the standard update. The ultimate impact on revenue resulting from the application of the new standard will be subject to assessments that are dependent on many variables, including, but not limited to, the terms of our contractual arrangements and our mix of business. We have established a cross-functional implementation team to implement the standard update related to the recognition of revenue from contracts with customers. We have identified and are in the process of evaluating changes to our systems, processes and internal controls to meet the reporting and increased disclosure requirements associated with this standard update. We expect the timing of revenue recognition to change in certain areas, including our services segment’s installation revenue, which upon adoption will be recognized as revenue and costs over a period of time. Also, since we currently expense sales commissions as incurred, the requirement in the new standard to capitalize certain in-scope sales commissions is being evaluated to determine its potential impact in the consolidated financial statements in the year of adoption. We expect to adopt the new standard on a modified retrospective basis in the first quarter of fiscal 2019. We are continuing to assess all potential impacts of the guidance and given normal ongoing business dynamics, preliminary conclusions are subject to change.
In October 2016, the FASB issued ASU 2016-16 Income Taxes (Topic 740), Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, which requires that an entity recognizes the tax expense from the sale of intra-entity sales of assets, other than inventory, in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The guidance will be effective for our fiscal year 2019. Early adoption is permitted. The ASU must be adopted using a modified retrospective method. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. This standard will become effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. We expect that most of our operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon the adoption of ASU 2016-02. We are evaluating the effect the adoption of the standard will have on our consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance retains the current accounting for classifying and measuring investments in debt securities and loans, but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. The guidance also changes the accounting for investments without a readily determinable fair value and that do not qualify for the practical expedient to estimate fair value. A policy election can be made for these investments whereby estimated fair value may be measured at cost and adjusted in subsequent periods for any impairment or changes in observable prices of identical or similar investments. This ASU is effective for fiscal years beginning after December 15, 2017. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330), Simplifying the Measurement of Inventory, which provides guidance to companies who account for inventory using either the first-in, first-out (“FIFO”) or average cost methods. The guidance states that companies should measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
Note 2. Accumulated Other Comprehensive Loss
The changes in components of our accumulated other comprehensive loss during fiscal 2017, 2016 and 2015 were as follows:

(In thousands)	Foreign Currency Translation Adjustment (“CTA”)	Hedging Derivatives	Total Accumulated Other Comprehensive Income (Loss)
Balance as of June 27, 2014	$(2,997)	$34	$(2,963)
Other comprehensive loss before reclassification	(5,672)	(314)	(5,986)
Less: reclassification for amounts included in net loss	—	321	321
Balance as of July 3, 2015	(8,669)	41	(8,628)
Other comprehensive loss before reclassification	(2,488)	—	(2,488)
Less: reclassification for amounts included in net loss	—	(41)	(41)
Balance as of July 1, 2016	(11,157)	—	(11,157)
Other comprehensive loss before reclassification	(279)	—	(279)
Less: reclassification for amounts included in net loss	(349)	—	(349)
Balance as of June 30, 2017	$(11,785)	$—	$(11,785)
No income tax benefits were allocated to other comprehensive loss in fiscal 2017, 2016 and 2015.

In fiscal 2017, 2016 and 2015, the realized gain (loss) reclassified out of accumulated other comprehensive loss were included in the following line item locations in our consolidated statements of operations:

	Fiscal Year
(In thousands)	2017	2016	2015
Revenues	$—	$—	$(378)
Cost of revenues	—	41	57
Other income (expense)	349	—	—
	$349	$41	$(321)
Note 3. Net Loss per Share of Common Stock
Net loss per share is computed using the two-class method, by dividing net loss attributable to us by the weighted average number of common shares and participating securities outstanding during the period. Our restricted shares contain rights to receive non-forfeitable dividends and therefore are considered to be participating securities and included in the calculations of net income per basic and diluted common share. Undistributed losses are not allocated to unvested restricted shares because the unvested restricted shares are not contractually obligated to share our losses. The impact on earnings per share of the participating securities under the two-class method was immaterial.
As we incurred net loss for all periods in fiscal 2017, 2016 and 2015, the effect of outstanding stock options, restricted stock awards and units and performance share awards and units were anti-dilutive and therefore were excluded from the diluted net loss per share calculations. The following table summarizes the potential shares of common stock that were excluded from the diluted net loss per share calculations:

	Fiscal Year
(In thousands)	2017	2016	2015
Stock options	410	538	613
Restricted stock awards and units and performance share awards and units	403	258	42
Total potential shares of common stock excluded	813	796	655
Note 4. Balance Sheet Components
Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that reconciles to the corresponding amount in the Consolidated Statements of Cash Flows:

(In thousands)	June 30, 2017	July 1, 2016
Cash and cash equivalents	$35,658	$30,479
Restricted cash	541	558
Restricted cash included in Other assets	370	388
Total cash, cash equivalents, and restricted cash in the Statements of Cash Flows	$36,569	$31,425
Accounts Receivable, net
Our net accounts receivable is summarized below:

(In thousands)	June 30, 2017	July 1, 2016
Accounts receivable	$49,864	$71,416
Less: allowances for collection losses	(3,919)	(7,967)
	$45,945	$63,449

Inventories
Our inventories are summarized below:

(In thousands)	June 30, 2017	July 1, 2016
Finished products	$16,619	$20,044
Work in process	3,088	5,104
Raw materials and supplies	2,087	2,145
Total inventories	$21,794	$27,293
Deferred cost of revenue included within finished goods	$7,120	$5,984
Consigned inventories included within raw materials	$1,268	$2,035
During fiscal 2017, 2016 and 2015, we recorded charges to adjust our inventory and customer service inventory due to excess and obsolete inventory resulting from lower sales forecast, product transitioning or discontinuance. Such charges incurred during fiscal 2017, 2016 and 2015 were classified in cost of product sales as follows:

	Fiscal Year
(In thousands)	2017	2016	2015
Excess and obsolete inventory charges	$39	$9,175	$6,291
Customer service inventory write-downs	1,098	693	1,752
	$1,137	$9,868	$8,043
As % of revenue	0.5%	3.7%	2.4%
Property, Plant and Equipment, net
Our property, plant and equipment, net are summarized below:

(In thousands)	June 30, 2017	July 1, 2016
Land	$710	$710
Buildings and leasehold improvements	11,442	11,714
Software	14,803	14,620
Machinery and equipment	43,174	42,960
	70,129	70,004
Less accumulated depreciation and amortization	(53,723)	(51,842)
	$16,406	$18,162
Depreciation and amortization expense related to property, plant and equipment, including amortization of internal use software and capital lease equipment, was $5.8 million, $6.6 million and $7.2 million, respectively, in fiscal 2017, 2016 and 2015.
Accrued Expenses
Our accrued expenses are summarized below:

(In thousands)	June 30, 2017	July 1, 2016
Accrued compensation and benefits	$8,317	$7,161
Accrued agent commissions	1,911	3,551
Accrued warranties	3,056	3,944
Other	8,649	8,549
	$21,933	$23,205

We accrue for the estimated cost to repair or replace products under warranty. Changes in our warranty liability, which is included as a component of accrued expenses in the consolidated balance sheets were as follows:

	Fiscal Year
(In thousands)	2017	2016	2015
Balance as of the beginning of the fiscal year	$3,944	$4,221	$3,777
Warranty provision recorded during the period	1,604	3,462	5,595
Consumption during the period	(2,492)	(3,739)	(5,151)
Balance as of the end of the period	$3,056	$3,944	$4,221
Advanced payments and Unearned Income
Our advanced payments and unearned income are summarized below:

(In thousands)	June 30, 2017	July 1, 2016
Advanced payments	$8,760	$12,124
Unearned income	11,244	18,491
	$20,004	$30,615
Note 5. Fair Value Measurements of Assets and Liabilities
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants as of the measurement date. We maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value and establish a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2 — Observable market-based inputs or observable inputs that are corroborated by market data; and

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The carrying amounts, estimated fair values and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and July 1, 2016 were as follows:

	June 30, 2017		July 1, 2016
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Cash and cash equivalents:
Money market funds	$22,059	$22,059	$18,800	$18,800	Level 1
Bank certificates of deposit	$66	$66	$11	$11	Level 2
Short-term investments:
Bank certificates of deposit	$264	$264	$222	$222	Level 2
Other current assets:
Foreign exchange forward contracts	$—	$—	$5	$5	Level 2
Liabilities:
Other accrued expenses:
Foreign exchange forward contracts	$5	$5	$9	$9	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items mainly are money market funds purchased from two major financial institutions. As of June 30, 2017, these money market funds were valued at $1.00 net asset value per share by these financial institutions.

We classify items in Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources are available with reasonable levels of price transparency. Our bank certificates of deposit and foreign exchange forward contracts are classified within Level 2. Foreign currency forward contracts are measured at fair value using observable foreign currency exchange rates. The assets and liabilities related to our foreign currency forward contracts were not material as of June 30, 2017 and July 1, 2016. We did not have any recurring assets or liabilities that were valued using significant unobservable inputs.
Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During fiscal 2017, 2016 and 2015, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.
Note 6. Credit Facility and Debt
On March 28, 2014, we entered into a Second Amended and Restated Loan Agreement with Silicon Valley Bank (the “SVB Credit Facility”). The SVB Credit Facility was amended on September 25, 2014, October 30, 2014 and December 2, 2014 to provide for extensions to the deadline for preparing and filing our fiscal 2014 financial statements with the SEC. On February 27, 2015, the SVB Credit Facility was further amended to provide for certain amendments to the financial covenants, borrowing base and an early termination fee if the SVB Credit Facility is terminated prior to its expiration. In March 2016, we amended the SVB Credit Facility to amend financial covenants and to reduce the maximum borrowing capacity from $40.0 million to $30.0 million. In June 2016, we amended the SVB Credit Facility to amend the minimum EBITDA covenant; to create a new sub-limit for letters of credit issued under the revolving credit facility of $12.0 million; to reduce the advance rate applicable to Singapore Borrower’s eligible accounts in the calculation of the borrowing base of the revolving credit facility; to increase the interest rate margins applicable to revolving loans made to Singapore Borrower by 2.00% above the applicable margin; and to extend the maturity date to June 30, 2018. In June 2017, the SVB Credit Facility was amended to exclude certain guarantee, indemnity and similar agreements from the borrowing base calculations and to extend the effective date to July 15, 2017 for the requirement that we obtain credit insurance on the receivables of the Singapore Borrower to be included in the borrowing base. The SVB Credit Facility carries an interest rate computed at the daily prime rate as published in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. During fiscal 2017, the weighted average interest rate on our outstanding loan was 4.21%. As of June 30, 2017 and July 1, 2016, our outstanding debt balance under the SVB Credit Facility was $9.0 million, and the interest rate was 4.75% and 4.00% respectively.
The SVB Credit Facility provides for a committed amount of up to $30.0 million, with a $30.0 million sublimit that can be borrowed by our Singapore subsidiary. Borrowings may be advanced under the SVB Credit Facility at the lesser of $30.0 million or a borrowing base equal to a specified percentage of the value of eligible accounts receivable and U.S. unbilled accounts of the Company, subject to certain reserves and eligibility criteria. The SVB Credit Facility can also be utilized to issue letters of credit with a $12.0 million sublimit. If the SVB Credit Facility is terminated by us in certain circumstances prior to its expiration, we are subject to an early termination fee equal to 1.00% of the revolving line. As of June 30, 2017, available credit under the SVB Credit Facility was $5.8 million reflecting the calculated borrowing base of $20.0 million less existing borrowings of $9.0 million and outstanding letters of credit of $5.2 million.
The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with SVB may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 2.00% above the applicable interest rate. As of June 30, 2017, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility. However, we have historically amended the agreement to revise financial covenants and the fact that the SVB Credit Facility contains subjective acceleration clauses that could be triggered by the lender, the $9.0 million borrowing was classified as a current liability as of June 30, 2017 and July 1, 2016.
We also obtained an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our subsidiary located there in fiscal 2015. This line of credit provides for $0.3 million in short-term advances at various interest rates, all of which was available as of June 30, 2017. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of June 30, 2017. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.
Note 7. Restructuring Activities
The following tables summarize our restructuring related activities during fiscal year 2017, 2016 and 2015:

(In thousands)	Severance and Benefits
	Fiscal 2016-2017 Plan	Fiscal 2015-2016 Plan	Fiscal 2014-2015 Plan	Fiscal 2013-2014 Plan	Total
Balance as of June 27, 2014	$—	$—	$1,290	$214	$1,504
Charges, net	—	2,862	(29)	(43)	2,790
Cash payments	—	(2,212)	(1,261)	(65)	(3,538)
Balance as of July 3, 2015	—	650	—	106	756
Charges, net	2,210	344	—	(6)	2,548
Cash payments	(698)	(637)	—	(32)	(1,367)
Balance as of July 1, 2016	1,512	357	—	68	1,937
Charges, net	345	36	—	—	381
Cash payments	(1,542)	(294)	—	(4)	(1,840)
Balance as of June 30, 2017	$315	$99	$—	$64	$478

(In thousands)	Facilities and Other
	Fiscal 2015-2016 Plan	Fiscal 2014-2015 Plan	Fiscal 2013-2014 Plan	Total
Balance as of June 27, 2014	$—	$92	$3,572	$3,664
Charges, net	641	1,306	130	2,077
Cash payments	(8)	(608)	(1,371)	(1,987)
Balance as of July 3, 2015	633	790	2,331	3,754
Charges, net	(62)	77	(108)	(93)
Cash payments	(21)	(584)	(1,373)	(1,978)
Noncash adjustments	—	299	896	1,195
Balance as of July 1, 2016	550	582	1,746	2,878
Charges, net	—	162	46	208
Cash payments	13	(576)	(1,287)	(1,850)
Balance as of June 30, 2017	$563	$168	$505	$1,236
In June 2016, we entered into a lease termination agreement for our headquarters lease in Santa Clara, California (“Termination Agreement”). The noncash adjustments in the table above represents a $1.2 million deferred rent credit write-off to the restructuring expenses. Under the Termination Agreement, we agreed to pay a termination fee of $1.9 million payable over 14 months. The unpaid termination fee was included in the restructuring liabilities as of June 30, 2017 under the Fiscal 2014-2015 Plan and the Fiscal 2013-2014 Plan.
As of June 30, 2017, $1.5 million of the accrual balance was in short-term restructuring liabilities while $0.2 million was included in other long-term liabilities on the consolidated balance sheets.
Fiscal 2016-2017 Plan
During the fourth quarter of fiscal 2016, we initiated a restructuring plan (the “Fiscal 2016-2017 Plan”) to streamline our operations and align expenses with current revenue levels. Activities under the Fiscal 2016-2017 Plan primarily include reductions in workforce in marketing, selling and general and administrative functions. We have substantially complete the remaining restructuring activities under the Fiscal 2016-2017 Plan by the end of fiscal 2017. Payments related to the accrued restructuring liability balance for this plan will be paid through fiscal 2018.

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
Stock Incentive Programs
2007 Stock Equity Plan
As of June 30, 2017, we had one stock incentive plan for our employees and nonemployee directors, the 2007 Stock Equity Plan, as amended and restated effective November 13, 2015 (the “2007 Stock Plan”). The 2007 Stock Plan provides for accelerated vesting of certain share-based awards if there is a change in control of the Company. The 2007 Stock Plan also provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units. We have various incentive programs under the 2007 Stock Plan, including annual and long-term incentive programs (“AIP” or “LTIP”).
Under the 2007 Stock Plan, option exercise prices are equal to the fair market value on the date the options are granted using our closing stock price. Options granted in fiscal 2015 would be fully vested after 3.5 years from the grant date. We did not grant any options in fiscal 2017 and 2016. After vesting, options generally may be exercised within seven years after the date of grant.
Restricted stock unit is not transferable until vested and the restrictions lapse upon the achievement of continued employment or service over a specified time period. Restricted stock unit issued to employees generally vests between three to four years from the date of grant. Restricted stock unit issued to non-executive board members annually generally vests on the day before the annual stockholders’ meeting.
Vesting of performance share awards and unit is subject to the achievement of pre-determined financial performance criteria and continued employment through the end of the applicable period. Market-based stock units vest upon meeting certain pre-determined share price performance criteria and continued employment through the end of the applicable period. The performance criteria of the performance share awards and units and the market-based stock units can be achieved before the end of the vesting period.

We issue new shares of our common stock to our employees upon the exercise of stock options, vesting of restricted stock awards and units or vesting of performance share awards and units. All awards that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2007 Stock Plan and made available for future grants. Shares of our common stock remaining available for future issuance under the 2007 Stock Plan totaled 270,947 as of June 30, 2017.
On September 6, 2016, the Board authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of our common stock, par value $0.01 per share (the “Common Shares”), to our stockholders of record as of the close of business on September 16, 2016. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company at an exercise price of $35.00 (the “Exercise Price”) per one one-thousandth of a Preferred Share, subject to adjustment. Until the rights become exercisable, they will not be evidenced by separate certificates and will trade automatically with shares of the Company’s common stock. The Rights have a de minimis fair value. The complete terms of the Rights are set forth in a Tax Benefit Preservation Plan (the “Plan”), dated as of September 6, 2016, between the Company and Computershare Inc., as rights agent. By adopting the Plan, we are helping to preserve the value of certain deferred tax benefits, including those generated by net operating losses (collectively, the “Tax Benefits”), which could be lost in the event of an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended. The Plan reduces the likelihood that changes in our investor base have the unintended effect of limiting our use of the Tax Benefits.
Also, on September 6, 2016, our Board of Directors adopted certain amendments to our Amended and Restated Certificate of Incorporation, as amended (the “Charter Amendments”). The Charter Amendments are designed to preserve the Tax Benefits by restricting certain transfers of our common stock.
Both the Plan and the Charter Amendments were approved at our 2016 annual meeting of stockholders on November 16, 2016. No actions were taken under the Plan as of June 30, 2017.
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees are entitled to purchase shares of our common stock at a 5% discount from the fair market value at the end of a three-month purchase period. As of June 30, 2017, 61,065 shares were reserved for future issuances under the ESPP. We issued 974 shares under the ESPP during fiscal 2017.
Share-Based Compensation
Total following table presents the compensation expense for share-based awards included in our consolidated statements of operations for fiscal 2017, 2016 and 2015:

	Fiscal Year
(In thousands)	2017	2016	2015
By Expense Category:
Cost of product sales and services	$208	$154	$151
Research and development	138	110	108
Selling and administrative	1,765	1,572	1,928
Total share-based compensation expense	$2,111	$1,836	$2,187
By Types of Award:
Options	$260	$837	$1,459
Restricted stock awards and units	1,473	933	688
Performance share awards and units and market-based stock units	378	66	40
Total share-based compensation expense	$2,111	$1,836	$2,187

The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted-average basis, by type of award:

	June 30, 2017
	Unamortized Expense	Weighted Average Remaining Recognition Period
	(In thousands)	(Years)
Options	$152	1.09
Restricted stock awards and units	$2,485	1.79
Performance share awards and units and market-based stock units	$900	1.50
Stock Options
A summary of the combined stock option activity under our equity plans during fiscal 2017 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	(In thousands)
Options outstanding as of July 1, 2016	448,359	$32.95	3.37
Granted	—	N/A
Exercised	(573)	$14.88
Forfeited	(34,282)	$33.50
Expired	(40,799)	$74.40
Options outstanding as of June 30, 2017	372,705	$28.39	2.72	$167
Options vested and expected to vest as of June 30, 2017	372,705	$28.39	2.72	$167
Options exercisable as of June 30, 2017	348,506	$29.30	2.59	$118
The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on June 30, 2017 of $17.40 and the exercise price for in-the-money options that would have been received by the optionees if all options had been exercised on June 30, 2017. The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.
The fair value of each option grant under our 2007 Stock Plan was estimated using the Black-Scholes option pricing model on the date of grant. No options were granted during fiscal 2017 and 2016. A summary of the significant weighted average assumptions we used in the Black-Scholes valuation model is as follows:

Fiscal Year
2015
Expected dividends	—%
Expected volatility	53.9%
Risk-free interest rate	1.13%
Expected term (years)	4.25
Weighted average grant date fair value per share granted	$6.60

The following summarizes all of our stock options outstanding and exercisable as of June 30, 2017:

			Options Outstanding			Options Exercisable
Actual Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
				(Years)
$14.88	—	$15.60	82,615	4.59	$15.38	58,416	$15.38
$20.64	—	$27.36	83,863	2.56	$26.17	83,863	$26.17
$27.72	—	$30.72	70,725	1.64	$29.28	70,725	$29.28
$31.20	—	$31.20	74,462	3.19	$31.20	74,462	$31.20
$32.52	—	$62.16	56,222	1.10	$42.33	56,222	$42.33
$71.04	—	$71.04	4,818	0.69	$71.04	4,818	$71.04
$14.88	—	$71.04	372,705	2.72	$28.39	348,506	$29.30
Additional information related to our stock options is summarized below:

	Fiscal Year
(In thousands)	2017	2016	2015
Intrinsic value of options exercised	$3	$—	$—
Fair value of options vested	$654	$1,395	$1,990

Restricted Stock Awards and Units
A summary of the status of our restricted stock as of June 30, 2017 and changes during fiscal 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding as of July 1, 2016	210,596	$12.01
Granted	237,874	$9.66
Vested and released	(55,178)	$9.40
Forfeited	(14,277)	$12.29
Restricted stock outstanding as of June 30, 2017	379,015	$10.91
The fair value of each restricted stock grant is based on the closing price of our common stock on the date of grant. The total fair value of restricted stock that vested during fiscal 2017, 2016 and 2015 was $0.5 million, $0.7 million and $0.6 million, respectively.

Market -Based Stock Units
A summary of the status of our market-based stock units as of June 30, 2017 and changes during fiscal 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Market-based stock units outstanding as of July 1, 2016	149,169	$2.56
Granted	50,000	$6.83
Forfeited	(55,845)	$2.56
Market-based stock units outstanding as of June 30, 2017	143,324	$4.05
The fair value of each market-based stock unit with market condition was estimated using the Monte-Carlo simulation model. A summary of the significant weighted average assumptions we used in the Monte Carlo simulation model is as follows:

	Fiscal Year
	2017	2016	2015
Expected Dividends	—%	—%	N/A
Expected volatility	58.1%	52.4%	N/A
Risk-free interest rate	1.20%	1.21%	N/A
Weighted average grant date fair value per share granted	$6.83	$2.56	N/A
The fair value of the market-based stock units with market condition criteria is expensed over the derived service period for each separate vesting tranche. If the derived service period is rendered, the total fair value of the award at the date of the grant is recognized as compensation expense even if the market condition is not achieved.
Performance Share Awards and Units
A summary of the status of our performance shares awards and units as of June 30, 2017 and changes during fiscal 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Performance share awards and units outstanding as of July 1, 2016	—	N/A
Granted	72,941	$9.18
Forfeited	—	N/A
Performance share awards and units outstanding as of June 30, 2017	72,941	$9.18
No performance shares award or unit vested during fiscal 2017 and 2016. The total fair value of performance share awards and units that vested during fiscal 2015 was $0.1 million.
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

We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for 2017, 2016 and 2015 were as follows:

	Fiscal Year
(In thousands)	2017	2016	2015
North America	$132,078	$125,482	$153,239
Africa and Middle East	60,150	82,742	97,112
Europe and Russia	14,128	20,539	35,990
Latin America and Asia Pacific	35,518	39,927	49,537
Total Revenue	$241,874	$268,690	$335,878
Revenue by country comprising more than 5% of our total revenue for fiscal 2017, 2016 and 2015 were as follows:

(In thousands, except percentages)	Revenue	% of Total Revenue
Fiscal 2017:
United States	$127,889	52.9%
Nigeria	$18,147	7.5%
Philippines	$13,733	5.7%
Fiscal 2016:
United States	$121,283	45.1%
Nigeria	$28,862	10.7%
Fiscal 2015:
United States	$151,066	45.0%
Nigeria	$36,459	10.9%
Our long-lived assets, consisting primarily of property, plant and equipment, by geographic areas based on the physical location of the assets as of June 30, 2017 and July 1, 2016 were as follows:

(In thousands)	June 30, 2017	July 1, 2016
United States	$5,854	$11,353
United Kingdom	2,727	2,946
New Zealand	6,310	2,618
Other countries	1,515	1,245
Total	$16,406	$18,162
Note 10. Divestiture
In March 2011, our board of directors approved a plan for the sale of our WiMAX business. On September 2, 2011, we sold to EION Networks, Inc. (“EION”) our WiMAX business and related assets consisting of certain technology, inventory and equipment. As consideration for the sale of assets, EION agreed to pay us $0.4 million in cash and up to $2.8 million in additional cash payments contingent upon specific factors related to future WiMAX business performance. We had received $0.1 million in total of such contingent payments through June 27, 2014 and do not expect any further payments from EION. In addition, EION is entitled to receive cash payments up to $2.0 million upon collection of certain WiMAX accounts receivable. As of September 26, 2014, we made $1.6 million in total of such payments to EION and wrote-off the remaining $0.4 million balance resulting from the write-downs of the corresponding WiMAX accounts receivable. As of June 30, 2017 and July 1, 2016, we had no liabilities related to the disposition of WiMAX business.
In the third quarter of fiscal 2011, we began accounting for the WiMAX business as a discontinued operation and, therefore, the operating results of our WiMAX business were included in discontinued operations in our consolidated financial statements for all years presented. The income recognized in fiscal 2016 was primarily due to the recovery of certain WiMAX customer receivables that was previously written down. The income recognized in fiscal 2015 was primarily due to a $0.1 million write-off of accrued liabilities due to EION.
Summary results of operations for the WiMAX business were as follows:

	Fiscal Year
(In thousands)	2017	2016	2015
Income from operations of WiMAX	$—	$652	$30
Gain on disposal	—	—	85
Income taxes	—	(111)	(21)
Income from discontinued operations, net of tax	$—	$541	$94
Note 11. Income Taxes
Income (loss) from continuing operations before provision for income taxes during fiscal year 2017, 2016 and 2015 consisted of the following:

	Fiscal Year
(In thousands)	2017	2016	2015
United States	$10,979	$(4,248)	$(18,603)
Foreign	(11,584)	(24,295)	(7,355)
Total loss from continuing operations before income taxes	$(605)	$(28,543)	$(25,958)
Provision for (benefit from) income taxes from continuing operations for fiscal year 2017, 2016 and 2015 were summarized as follows:

	Fiscal Year
(In thousands)	2017	2016	2015
Current provision (benefit):
Federal	$(14)	$131	$—
Foreign	(52)	1,814	3,378
State and local	7	24	23
	(59)	1,969	3,401
Deferred provision (benefit):
Federal	168	(468)	(216)
Foreign	(93)	134	(4,495)
	75	(334)	(4,711)
Total provision for (benefit from) income taxes from continuing operations	$16	$1,635	$(1,310)

The provision for (benefit from) income taxes from continuing operations differed from the amount computed by applying the federal statutory rate of 35% to our income before provision for income taxes as follows:

	Fiscal Year
(In thousands)	2017	2016	2015
Tax benefit at statutory rate	$(196)	$(9,990)	$(9,065)
Valuation allowances	(1,346)	6,609	(3,900)
Foreign non-deductible expenses	628	103	(80)
State and local taxes, net of U.S. federal tax benefit	358	(134)	(500)
Foreign income taxed at rates less than the U.S. statutory rate	2,062	6,019	9,970
Dividend from foreign subsidiary	—	(1,781)	—
Foreign branch income/withholding taxes	1,116	292	1,350
Singapore refund	(3,778)	—	—
Change in uncertain tax positions	1,173	437	610
Other	(1)	80	305
Total provision for (benefit from) income taxes from continuing operations	$16	$1,635	$(1,310)
The income tax expense (benefit) from continuing operations was $16 thousand of expense for fiscal 2017, $1.6 million of expense for fiscal 2016 and $1.3 million of benefit for fiscal 2015. The difference between our income tax expense (benefit) from continuing operations and income tax expense at the statutory rate of 35% was primarily attributable to losses in tax jurisdictions in which we cannot recognize a tax benefit and increase in foreign withholding taxes. During fiscal 2017, we recorded a $3.7 million tax benefit from the audit assessment refund received from the Inland Revenue Authority of Singapore. During fiscal 2015, we released approximately $4.4 million of the deferred tax valuation allowance in jurisdictions where management believed the utilization of deferred tax assets was more likely than not based on the weighting of positive and negative evidence.

The components of deferred tax assets and liabilities were as follows:

(In thousands)	June 30, 2017	July 1, 2016
Deferred tax assets:
Inventory	$4,390	$6,652
Accruals and reserves	2,611	2,497
Bad debts	669	1,091
Amortization	1,870	3,148
Stock compensation	2,266	2,599
Deferred revenue	3,127	1,759
Unrealized exchange gain/loss	3,295	3,422
Other	3,715	6,623
Tax credit carryforwards	15,337	18,016
Tax loss carryforwards	168,115	167,468
Total deferred tax assets before valuation allowance	205,395	213,275
Valuation allowance	(197,951)	(202,824)
Total deferred tax assets	7,444	10,451
Deferred tax liabilities:
Branch undistributed earnings reserve	990	822
Depreciation	1,501	4,596
Other	456	462
Total deferred tax liabilities	2,947	5,880
Net deferred tax assets	$4,497	$4,571

As Reported on the Consolidated Balance Sheets
Deferred income tax assets	$6,178	$6,068
Deferred income tax liabilities	1,681	1,497
Total net deferred income taxes	$4,497	$4,571
Our valuation allowance related to deferred income taxes, as reflected in our consolidated balance sheets, was $198.0 million as of June 30, 2017 and $202.8 million as of July 1, 2016. The decrease in valuation allowance in fiscal 2017 was primarily due to the release of valuation allowance in certain foreign jurisdictions, partially offset by losses in tax jurisdictions in which we cannot recognize tax benefits.
Tax loss and credit carryforwards as of June 30, 2017 have expiration dates ranging between one year and no expiration in certain instances. The amount of U.S. federal tax loss carryforwards as of June 30, 2017 and July 1, 2016 were $339.8 million and $345.3 million, respectively, and begin to expire in fiscal 2023. The amount of U.S. federal and state tax credit carryforwards as of June 30, 2017 were $16.4 million, and certain credits will begin to expire in fiscal 2018. The amount of foreign tax loss carryforwards as of June 30, 2017 was $232.1 million and certain losses begin to expire in fiscal 2018. The amount of foreign tax credit carryforwards as of June 30, 2017 were $4.4 million, and certain credits will begin to expire in fiscal 2023.
United States income taxes have not been provided on basis differences in foreign subsidiaries of $5.0 million and $5.6 million, respectively, as of June 30, 2017 and July 1, 2016, because of our intention to reinvest these earnings indefinitely. The residual U.S. tax liability, if such amounts were remitted, would be nominal.
We entered into a tax sharing agreement with Harris effective on January 26, 2007, the date of the acquisition of Stratex. The tax sharing agreement addresses, among other things, the settlement process associated with pre-merger tax liabilities and tax attributes that are attributable to the Microwave Communication Division when it was a division of Harris. There were no settlement payments recorded in fiscal year 2017, 2016 or 2015.
As of June 30, 2017 and July 1, 2016, we had unrecognized tax benefits of $18.7 million and $27.0 million, respectively, for various federal, foreign, and state income tax matters. Unrecognized tax benefits decreased by $8.3 million. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $2.5 million and $1.4 million, respectively, as of June 30, 2017 and July 1, 2016. These unrecognized tax benefits are presented on the accompanying consolidated balance sheets net of the tax effects of net operating loss carryforwards.
We account for interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. The interest accrued was $0.2 million as of June 30, 2017 and immaterial as of July 1, 2016. No penalties have been accrued.
Our unrecognized tax benefit activity for fiscal 2017, 2016 and 2015 was as follows:

(In thousands)	Amount
Unrecognized tax benefit as of June 27, 2014	$28,209
Additions for tax positions in prior periods	673
Decreases for tax positions in prior periods	(227)
Decreases related to change of foreign exchange rate	(1,745)
Unrecognized tax benefit as of July 3, 2015	26,910
Additions for tax positions in current periods	397
Additions for tax positions in prior periods	246
Decreases related to change of foreign exchange rate	(515)
Unrecognized tax benefit as of July 1, 2016	27,038
Additions for tax positions in prior periods	626
Additions for tax positions in current periods	831
Decreases for tax positions in prior periods	(9,279)
Decreases related to change of foreign exchange rate	(477)
Unrecognized tax benefit as of June 30, 2017	$18,739
During the fiscal year 2014, we received an assessment letter from the Inland Revenue Authority of Singapore (“IRAS”) related to deductions claimed in prior years and made a payment of $13.2 million related to tax years 2007 through 2010, reflecting all of the taxes incrementally assessed by IRAS. While we disagreed with the IRAS assessment, the payment was a required step in order to continue our appeal. Since the initial assessment, we have continued to challenge this assessment. During the first quarter of fiscal year 2017, we received an initial refund of $3.7 million from IRAS and recognized a discrete benefit in the first quarter of fiscal year 2017. During the first quarter of fiscal 2018, we received an additional refund of $1.3 million from IRAS which represents a final settlement. We will recognize the refund as a discrete tax benefit in the first quarter of fiscal 2018. During the next twelve months, it is reasonably possible that our unrecognized tax benefits will be impacted by up to $3.0 million.
We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Singapore, Nigeria and the Ivory Coast. The earliest years still open and subject to potential audits for these jurisdictions are as follows: U.S. —2003; Singapore — 2006; Nigeria — 2011, and Ivory Coast — 2016.
Note 12. Commitments and Contingencies
Operating Lease Commitments
We lease office and manufacturing facilities under non-cancelable operating leases expiring at various dates through 2024. We lease approximately 19,000 square feet of office space in Milpitas, California as our corporate headquarters with a term of 60 months. As of June 30, 2017, future minimum lease payments for our Milpitas headquarters total $1.4 million.

As of June 30, 2017, our future minimum lease payments under all non-cancelable operating leases with an initial lease term in excess of one year were as follows:

Fiscal Years	Amount
(In thousands)
2018	$1,997
2019	1,431
2020	988
2021	908
2022	208
Thereafter	2,023
Total	$7,555
These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We sublease a portion of our facilities to third parties and the total minimum rents to be received in the future under our non-cancelable subleases were $0.1 million as of June 30, 2017. The future minimum lease payments are not reduced by the minimum sublease rents.
Rental expense for operating leases, including rentals on a month-to-month basis was $4.0 million, $5.1 million and $6.5 million in fiscal 2017, 2016 and 2015, respectively.
Purchase Orders and Other Commitments
From time to time in the normal course of business, we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of June 30, 2017, we had outstanding purchase obligations with our suppliers or contract manufacturers of $17.8 million. In addition, we had contractual obligations of approximately $1.4 million associated with software licenses as of June 30, 2017.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of June 30, 2017, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of June 30, 2017, we had commercial commitments of $34.7 million outstanding that were not recorded in our consolidated balance sheets. During the second fiscal quarter, we recorded a payout in cost of revenues of $0.4 million on the performance guarantees to a contractor in the Middle East region. We believe the customer improperly drew down on the performance bond and intend to pursue all remedies available to recover the payment. We do not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on the performance guarantees in the future.
Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our products infringe the intellectual property rights of a third party. As of June 30, 2017, we have not received any notice that any customer is subject to an infringement claim arising from the use of our products; we have not received any request to defend any customers from infringement claims arising from the use of our products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our products. Because the outcome of infringement disputes is related to the specific facts of each case, and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of June 30, 2017, we had not recorded any liabilities related to these indemnifications.
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
In August 2016, we received correspondence from a customer in Africa demanding that certain inventory be repurchased under the terms of an inventory management agreement that we believed had previously expired. We settled this matter for $0.2 million in April 2017.
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
We record accruals for our outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, at least on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. Except for the matter above which was ultimately settled for $0.2 million, we have not recorded any accrual for loss contingencies associated with such legal claims or litigation discussed above.
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

Note 13. Quarterly Financial Data (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Our fiscal quarters end on the Friday nearest the end of the calendar quarter. Summarized quarterly data for fiscal 2017 and 2016 were as follows:

(In thousands, except per share amounts)	Q1 Ended 9/30/2016	Q2 Ended 12/30/2016	Q3 Ended 3/31/2017	Q4 Ended 6/30/2017
Fiscal 2017
Revenue	$58,207	$68,536	$58,700	$56,431
Gross margin	17,365	21,116	17,732	19,259
Operating (loss) income	(2,925)	2,513	73	(646)
Net (loss) income	(601)	1,722	(330)	(1,412)
Net (loss) income attributable to Aviat Networks	(629)	1,678	(399)	(1,473)
Per share data:
Basic net (loss) income per common share	$(0.12)	$0.32	$(0.08)	$(0.28)
Diluted net (loss) income per common share	(0.12)	0.31	(0.08)	(0.28)

(In thousands, except per share amounts)	Q1 Ended 10/2/2015	Q2 Ended 1/1/2016	Q3 Ended 4/1/2016	Q4 Ended 7/1/2016
Fiscal 2016
Revenue	$79,555	$70,416	$60,467	$58,252
Gross margin	21,011	16,424	14,413	9,869
Operating loss	(1,598)	(4,998)	(7,594)	(13,256)
Net loss	(1,154)	(5,534)	(7,808)	(15,141)
Net loss attributable to Aviat Networks	(1,203)	(5,679)	(7,874)	(15,151)
Per share data:
Basic and diluted net loss per common share (1)	$(0.23)	$(1.09)	$(1.50)	$(2.88)
_______________________

(1)	All per share data in this note have been retroactively adjusted for the Reverse Stock Split discussed in Note 1.
The following tables summarize notable items included in our results of operations for each of the fiscal quarters presented:

(In thousands)	Q1 Ended 9/30/2016	Q2 Ended 12/30/2016	Q3 Ended 3/31/2017	Q4 Ended 6/30/2017
Fiscal 2017
Restructuring charges	$160	$72	$111	$246
Nigeria foreign exchange loss (gain) on dividend receivable	210	(2)	10	(5)
WTM inventory recovery	—	(83)	(48)	(45)
Performance bond expense	—	365	—	—
Gain on liquidation of subsidiary	—	—	(349)	—
Tax refund from Inland Revenue Authority of Singapore	(3,741)	—	—	—

(In thousands)	Q1 Ended 10/2/2015	Q2 Ended 1/1/2016	Q3 Ended 4/1/2016	Q4 Ended 7/1/2016
Fiscal 2016
Restructuring charges	$21	$34	$804	$1,596
Nigeria foreign exchange loss on dividend receivable	—	—	—	1,245
WTM inventory write-down	—	—	—	5,057

Note 14. Subsequent Events
In August 2017, we received an insurance recovery of $0.3 million which will be recorded as a reduction of operating expenses in the first quarter of 2018.
During the first quarter of fiscal 2018, we received a refund of $1.3 million from IRAS which represents a final settlement. We will recognize the tax refund as a discrete tax benefit in the first quarter of fiscal 2018. For more information about the tax refund, see “Note 11. Income Taxes”.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls Over Financial Reporting
There were no changes to our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP.
Management assessed our internal control over financial reporting as of June 30, 2017, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
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
Item 9B. Other Information
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement with the SEC within 120 days after the end of our fiscal year ended June 30, 2017.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report.
1. Financial Statements
The financial statements of Aviat Networks, Inc. are set forth in Item 8 of this Annual Report on Form 10-K.
2. Financial Statement Schedules

Schedule	Page
Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended July 1, 2016	86
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

AVIAT NETWORKS, INC. (Registrant)

Date:	September 6, 2017	By:	/s/ Ralph S. Marimon
Ralph S. Marimon
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Pangia	President and Chief Executive Officer (Principal Executive Officer)	September 6, 2017
Michael A. Pangia

/s/ Ralph S. Marimon	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	September 6, 2017
Ralph S. Marimon

/s/ Eric Chang	Vice President, Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)	September 6, 2017
Eric Chang

/s/ John Mutch	Chairman of the Board	September 6, 2017
John Mutch

/s/ Wayne Barr, Jr.	Director	September 6, 2017
Wayne Barr, Jr.

/s/ Kenneth Kong	Director	September 6, 2017
Kenneth Kong

/s/ John Quicke	Director	September 6, 2017
John Quicke

/s/ James C. Stoffel	Director	September 6, 2017
James C. Stoffel

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
AVIAT NETWORKS, INC.
Years Ended June 30, 2017, July 1, 2016 and July 3, 2015

(In thousands)	Balance at Beginning of Period	Charged to (Credit from) Costs and Expenses	Deductions		Balance at End of Period
Allowances for collection losses:
Year ended June 30, 2017	$7,967	$(484)	$3,564	(A)	$3,919
Year ended July 1, 2016	$6,641	$2,431	$1,105	(B)	$7,967
Year ended July 3, 2015	$7,442	$1,302	$2,103	(C)	$6,641
 ____________________________
Note A - Consisted of changes to allowance for collection losses of $607 thousand for foreign currency translation gain and $4,172 thousand for uncollectible accounts charged off, net of recoveries on accounts previously charged off.
Note B - Consisted of changes to allowance for collection losses of $308 thousand for foreign currency translation losses and $797 thousand for uncollectible accounts charged off, net of recoveries on accounts previously charged off.
Note C - Consisted of changes to allowance for collection losses of $250 thousand for foreign currency translation losses and $1,853 thousand for uncollectible accounts charged off, net of recoveries on accounts previously charged off.

EXHIBIT INDEX
The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Ex. #	Description

2.1
Asset Purchase Agreement by and among Aviat U.S., Inc. and EION Networks, Inc., dated as of September 2, 2011 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on September 9, 2011, File No. 001-33278)

3.1
Amended and Restated Certificate of Incorporation of Aviat Networks, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on February 10, 2017, File No. 001-33278)

3.2
Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on September 7, 2016. File No. 001-33278)

3.3	Amended and Restated Bylaws of Aviat Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 2, 2015, File No. 001-33278)
3.4
Certificate of Ownership and Merger Merging Aviat Networks, Inc. into Harris Stratex Networks, Inc., effective January 27, 2010, as filed with the Secretary of State of the State of Delaware on January 27, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 28, 2010, File No. 001-33278)

3.5
Certificate of Elimination of Series A Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2016, File No. 001-33278)

4.1
Tax Benefit Preservation Plan, dated as of September 6, 2016, by and between Aviat Networks, Inc. and Computershare Inc., as Rights Agent (incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2016, File No. 001-33278)

4.1.1
Specimen common stock certificate, adopted as of January 29, 2010 (incorporated by reference to Exhibit 4.1.1 to the Annual Report on Form 10-K for fiscal year end July 2, 2010 filed with the SEC on September 9, 2010, File No. 001-33278)

10.1
Letter Agreement, dated September 13, 2016, among Aviat Networks, Inc., JDS 1, LLC, Julian Singer and David S. Oros (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 15, 2016 and to Exhibit 10.1 to the Current Report Form 8-K/A filed with the SEC on September 16, 2016, File No. 001-33278)

10.2
Intellectual Property Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 1, 2007, File No. 001-33278)

10.3
Tax Sharing Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on February 1, 2007, File No. 001-33278)

10.4*
Standard Form of Executive Employment Agreement between Harris Stratex Networks, Inc. and certain executives (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on February 1, 2007, File No. 001-33278)

10.5
Aviat Networks, Inc. 2007 Stock Equity Plan (as Amended and Restated Effective November 13, 2015) (incorporated by reference to Appendix A to Schedule 14A filed with the SEC on October 1, 2015, File No. 001-33278)

10.6
Second Amended and Restated Loan and Security Agreement, dated as of March 28, 2014, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd., and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 31, 2014, File No. 001-33278)

10.6.1
Amendment #1 to Second Amended and Restated Loan and Security Agreement, dated as of September 25, 2014, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2014, File No. 001-33278)

10.6.2
Amendment #2 to Second Amended and Restated Loan and Security Agreement, dated as of October 30,2014, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 30, 2014, File No. 001-33278)

Ex. #	Description

10.6.3
Amendment #3 to Second Amended and Restated Loan and Security Agreement, dated as of December 2, 2014, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd., and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 5, 2014, File No. 001-33278)

10.6.4
Amendment #4 to Second Amended and Restated Loan and Security Agreement, dated February 27, 2015, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd., and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2015, File No. 001-33278)

10.6.5
Amendment #5 to Second Amended and Restated Loan and Security Agreement, dated as of March 30, 2016, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 1, 2016, File No. 001-33278)

10.6.6
Amendment #6 to Second Amended and Restated Loan and Security Agreement, dated as of June 30, 2016, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 1, 2016, File No. 001-33278)

10.6.7
Amendment#7 to Second Amended and Restated Loan and Security Agreement, dated as of June 28, 2017, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 29, 2017, File No. 001-33278)

10.7*
Employment Agreement, dated as of April 1, 2006, between Harris Stratex Networks, Inc. and Heinz Stumpe (incorporated by reference to Exhibit 10.15.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2007 filed with the SEC on May 8, 2007, File No. 001-33278)

10.8*
Employment Agreement, dated as of May 14, 2002, between Stratex Networks, Inc. and Shaun McFall (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the fiscal year ended July 3, 2009 filed with the SEC on September 4, 2009, File No. 001-33278)

10.8.1*
Amendment, effective April 1, 2006, to Employment Agreement, dated May 14, 2002, between Stratex Networks, Inc. and Shaun McFall (incorporated by reference to Exhibit 10.25.1 to the Annual Report on Form 10-K for the fiscal year ended July 3, 2009 filed with the SEC on September 4, 2009, File No. 001-33278)

10.9*
Employment Agreement, dated July 18, 2011, between Aviat Networks, Inc. and Michael Pangia (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 20, 2011, File No. 001-33278)

10.10*
Employment Agreement, dated April 29, 2015, between Aviat Networks, Inc. and Ralph S. Marimon (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 14, 2015, File No. 001-33278)

10.11
Letter Agreement, dated as of January 11, 2015, among Aviat Networks, Inc., Steel Partners Holdings L.P., Lone Star Value Management, LLC and certain other parties (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 12, 2015, File No. 001-33278)

10.12*
Employment Agreement, dated January 20, 2016, between Aviat Networks, Inc. and Eric Chang (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 21, 2016, File No. 001-33278)

10.13
Lease Agreement, dated June 8, 2016, between Aviat Networks, Inc., through its wholly owned subsidiary Aviat U.S., Inc., and The Irvine Company LLC (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for fiscal year end July 1, 2016 filed with the SEC on September 9, 2016, File No. 001-33278)

10.14
Lease Termination Agreement, dated June 1, 2016, between Aviat Networks, Inc., through its wholly owned subsidiary Aviat U.S., Inc., and Aslan Newcastle Great America Owner, L.L.C. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for fiscal year end July 1, 2016 filed with the SEC on September 9, 2016, File No. 001-33278)

21	List of Subsidiaries of Aviat Networks, Inc.
23.1	Consent of BDO USA, LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document

Ex. #	Description

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 ______________________________

*	Management compensatory contract, arrangement or plan required to be filed as an exhibit pursuant to Item 15(b) of this report.