Form 10-K/A
period 2017-06-30
AVIAT NETWORKS, INC.
filed 2017-10-06
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-K/A
(Amendment No. 1)
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33278
______________________________
AVIAT NETWORKS, INC.
(Exact name of registrant as specified in its charter)
______________________________

Delaware	20-5961564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
860 N. McCarthy Blvd., Suite 200, Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (408) 941-7100 Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share Preferred Shares Purchase Rights	The NASDAQ Global Select Market
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
As of September 27, 2017, there was 5,317,957 shares of the registrant’s common stock outstanding.
_________________________________
DOCUMENTS INCORPORATED BY REFERENCE
None

AVIAT NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K/A
For the Fiscal Year Ended June 30, 2017

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) supplements our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, which we filed with the Securities and Exchange Commission (“SEC”) on September 6, 2017 (the “Original Form 10-K”). We are filing this Amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.
Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC.
Unless indicated otherwise, throughout this Amendment, we refer to Aviat Networks, Inc. and its consolidated subsidiaries as “the Company,” “AVNW,” “Aviat Networks,” “Aviat”, “we,” “us” and “our”.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
Information regarding our executive officers appears in Part I, Item 1 of the Original Form 10-K.
Board Members
The authorized size of the Board of Directors (the “Board”) is currently six. Directors are nominated by the Governance and Nominating Committee of the Board.
The following are the current members of the Board:

Name	Title and Positions
John Mutch	Director, Chairman of the Board
Wayne Barr Jr.	Director
Kenneth Kong	Director
Michael A. Pangia	Director, President and Chief Executive Officer
John J. Quicke	Director
Dr. James C. Stoffel	Director
The Board has determined that each of our current directors except Mr. Pangia has no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is otherwise independent in accordance with listing rules of the NASDAQ Stock Market (the “NASDAQ Listing Rules”).
All of our directors are requested to attend our annual meetings of stockholders. Five of our directors serving at the time of our 2016 Annual Meeting attended either in person or via telephone.
Board and Committee Meetings and Attendance
In fiscal year 2017, the Board held ten meetings. Each of the Board members attended at least 90% of the Board meetings and at least 83% of the total number of meetings of the committee or committees on which the member served.
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
Our bylaws provide that a director may not be older than 75 years of age on the date of his or her election or appointment to the Board unless otherwise specifically approved by a resolution passed by the Board.
Directors’ Biographies
The following is a brief description of the business experience and background of each nominee for director, including the capacities in which each has served during at least the past five years:
Mr. John Mutch, age 61, currently serves as Chairman of the Board and has served on the Board since January 2015. He served on the Board of Directors of Steel Excel Inc. (“Steel Excel”), a provider of drilling and production services to the oil and gas industry and a provider of event-based sports services and other health-related services, from 2007 to 2016. From December 2008 to January 2014, he served as Chairman of the Board of Directors and Chief Executive Officer of Beyondtrust Software, a privately-held security software company. Mr. Mutch has been the founder and managing partner of MV Advisors LLC (“MV Advisors”), a strategic block investment firm that provides focused investment and strategic guidance to small and mid-cap technology companies, since December 2005. Prior to founding MV Advisors, in March 2003, Mr. Mutch was appointed by the U.S. Bankruptcy court to the Board of Directors of Peregrine Systems, Inc. (“Peregrine Systems”), a provider of enterprise asset and service management solutions. He assisted that company in a bankruptcy work-out proceeding and was named President and Chief Executive Officer in July 2003. Previous to running Peregrine Systems, Mr. Mutch served as President, Chief Executive Officer and a director of HNC Software, an enterprise analytics software provider. Before HNC Software, Mr. Mutch spent seven years at Microsoft Corporation in a variety of executive sales and marketing positions. Mr. Mutch previously served on the Boards of Directors of Phoenix Technologies Ltd., a leader in core systems software products, services and embedded technologies, Edgar Online, Inc., a provider of financial data, analytics and disclosure management solutions, Aspyra, Inc., a provider of clinical and diagnostic information systems for the healthcare industry, Overland Storage, Inc., a provider of unified data management and data protection solutions, and Brio Software, Inc., a provider of business intelligence software. He has served as a director at Agilysys, Inc., a provider of information technology solutions, since March 2009. As of April 2017, Mr. Mutch is serving as a director at Maxwell Technologies, Inc., a manufacturer of energy storage and power delivery solutions for automotive, heavy transportation, renewable energy, backup power, wireless communications and industrial and consumer electronics applications, and as of July 2017 he is serving as a director at YuMe, Inc., a provider of digital video brand advertising solutions.
Mr. Mutch brings to the Board extensive experience as an executive in the technology sector. He also has experience as a director at several public companies in the technology sector. He is or has been a member of the audit committee of various public and private companies, and brings valuable financial expertise to the Board.
Mr. Wayne Barr, Jr., age 53, has served as a member of the Board since November 2016. Mr. Barr is currently the chairman of the board of directors of Concurrent Computer Corporation, a global software and solutions company (NASDAQ: CCUR), a position he has held since July 2017.  He has served on the Concurrent board since August 2016 and serves on the compensation committee and nominating committee and is chairman of the audit committee of the Concurrent board.  Mr. Barr also serves on the board of directors of HC2 Holdings, Inc. (“HC2”), a diversified holding company, a position he has held since January 2014.  From January 2014 until July 2016, Mr. Barr served on the Audit Committee (chairman), Compensation Committee and Nominating and Governance Committee of the HC2 Board of Directors. Mr. Barr also serves as a director of four HC2 private portfolio companies. Mr. Barr has also served as the Managing Director of Alliance Group of NC, LLC, a full-service real estate brokerage firm in Raleigh, NC since January 2013, and as the Principal of Oakleaf Consulting Group LLC, a management consulting firm focusing on technology and telecommunications companies, since he founded the company in 2001. He previously served as a founder and President of Capital & Technology Advisors, Inc. from October 2003 until 2006 and served as Senior Managing Director of Communication Technology Advisors LLC from May 2001 to June 2005. From 1999 until 2001, Mr. Barr was a member of TechOne Capital Group, a private investment firm. From 1995 until 1999, Mr. Barr served as an Associate General Counsel of CAI Wireless Systems Inc., which was acquired by WorldCom Inc. in August 1999. He began his career as an attorney in private practice. Mr. Barr is a director of IoSat Holdings Ltd., a private satellite services provider.  Mr. Barr was a director of Evident Technologies Inc. from 2005 until 2016, and has served on the Boards of Directors of Globix Corporation from 2004 to 2005, Anacomp from 2002 to 2003, Leap Wireless International Inc. from 2003 to 2004 and NEON Communications Group, Inc. in 2005.
Mr. Barr brings to the Board his extensive experience as a senior executive and a member of various boards of directors.
Mr. Kenneth Kong, age 43, has served as a member of the Board since November 2016. He is a Senior Vice President at Steel Services, Ltd. (“Steel Services”), a management and advisory company that provides management services to Steel Partners Holdings, L.P. and its affiliates. As an investment professional at Steel Services, Mr. Kong sources and analyzes investment opportunities in publicly traded securities in a diverse number of industries. He is also a member of the Mergers and Acquisitions team at Steel Services focused on deal sourcing, due diligence and analysis.  Since joining the firm in 1997 as an investment analyst, Mr. Kong also performed in various key positions in managing investor relations, marketing and administration for Steel Partners II, L.P., Steel Partners Japan Strategic Fund, L.P. and Steel Partners China Access I, L.P.  From 2006 to 2016, he managed Steel Partners China Access I, L.P., a private investment fund focused on investing in publicly listed state-owned enterprises in the People’s Republic of China.  Mr. Kong currently serves as a Trustee BNS Holding Liquidating Trust, Inc. since 2012 and as a Director of Ore Holdings, Inc. since October 2010. Additionally, he has served as a Director on several private companies.
Mr. Kong’s brings to the Board an extensive knowledge of capital allocation and related matters.
Mr. Michael A Pangia, age 56, has been our President and CEO and a member of the Board since July 2011. From March 2009 to July 2011, he served as our Chief Sales Officer where he was responsible for company-wide operations of the Global Sales and Services organization. Prior to joining Aviat, Mr. Pangia served as senior vice president, Global Sales Operations and Strategy, at Nortel, where he was responsible for all operational aspects of the Global Sales function. Prior to that, he was president of Nortel’s Asia region, where his key responsibilities included sales and overall business management for all countries in the region where Nortel did business.
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
Mr. John J. Quicke, age 68, has served as a member of the Board since January 2015. Mr. Quicke has served as a director of Rowan Companies, plc, an offshore contract drilling company, since January 2009. Since January 2016, he has served as a consultant, and as Chairman, of Steel Energy Services LTD, a subsidiary of Steel Partners Holdings, L.P.. He served on the Board of Directors of Steel Excel, Inc. (“Steel Excel”) from 2007 to July 2016, and served as its Interim President and Chief Executive Officer from January 2010 to March 2013. In March 2013, he was named President and Chief Executive Officer of Steel Excel’s Steel Energy segment and served in that capacity until December 2015. Mr. Quicke served as Managing Director and operating partner of Steel Partners LLC, a subsidiary of Steel Partners Holdings L.P. from September 2005 until December 2015. Mr. Quicke has been associated with Steel Partners and its affiliates since September 2005. Previously, Mr. Quicke served in various capacities at Sequa Corporation, a diversified manufacturer, including Vice Chairman and Executive Officer, President, and as a director of the company. Mr. Quicke previously served as a Vice President and director of Handy & Harman Ltd. (“H&H”), director, President and Chief Executive Officer of DGT Holdings Corp. and as a director of Angelica Corporation, a provider of health care linen management services, Layne Christensen Company, a global solutions provider for essential natural resources, NOVT Corporation, a vascular brachytherapy business, JPS Industries, Inc., a manufacturer of mechanically formed glass and aramid substrate materials for specialty applications and H&H.
Mr. Quicke’s extensive experience, including board service on ten public companies over 20 years, over 25 years of significant operating experience, which includes participation in acquisition and disposition transactions, as well as his financial and accounting expertise, enable him to assist in the effective management of the Company.
Dr. James C. Stoffel, age 71, has served as a member of the Board since January 2007 and a lead independent director from July 2010 to February 2015. Presently, Dr. Stoffel is on the Board of Directors of Harris Corporation, of which he has been a member since August 2003, and is also a member of its Corporate Governance Committee. Additionally, since 2006 he has served as General Partner of Trillium International, LLC, a private equity company, and is a senior advisor to other private equity companies. He also serves on the boards of the following privately held companies: Display Data, Omni-ID Ltd., Quintel Ltd., and Intrinsiq Ltd. Prior to his retirement, Dr. Stoffel was Senior Vice President, Chief Technical Officer and Director of Research and Development of Eastman Kodak Company (“Kodak”). He held this position from 2000 to April 2005. He joined Kodak in 1997 as Vice President and Director, Electronic Imaging Products Research and Development, and became Director of Research and Engineering in 1998. Prior to joining Kodak, he was with Xerox Corporation (“Xerox”), where he began his career in 1972. His most recent position with Xerox was Vice President, Corporate Research and Technology. Dr. Stoffel serves on the Advisory Board for Research and Graduate Studies at the University of Notre Dame.
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
The Board has determined that having Mr. Mutch serve as Chairman is in the best interest of the Company at this time. This structure ensures a greater role for the independent directors in the oversight of the Company and active participation of the independent directors in setting agendas and establishing Board priorities and procedures, and is useful in establishing a system of corporate checks and balances. Separating the Chairman position from the CEO position allows the CEO to focus on setting the strategic direction of the Company and the day-to-day leadership and performance of the Company, while the Chairman leads the Board in its role of, among other things, providing advice to, and overseeing the performance of, the CEO. In addition, managing the

Board can be a time-intensive responsibility, and this structure permits Mr. Pangia, our CEO, to focus on the management of the Company’s day-to-day operations.
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
A discussion of risk factors in the Company’s compensation design can be found below under the heading “Risk Considerations in Our Compensation Program.”
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
Majority Voting in Director Elections. In an uncontested election of directors, to be elected to the Board, each nominee must receive the affirmative vote of shares representing a majority of the votes cast, meaning that the number of votes “FOR” a director nominee must exceed the number of votes “AGAINST” that director nominee.
Aviat’s Corporate Governance Guidelines provide that any director nominee in an uncontested election who does not receive a greater number of votes “FOR” his or her election than votes “AGAINST” such election must, promptly following certification of the stockholder vote, offer his or resignation to the Board for consideration in accordance with the following procedures. All of these procedures will be completed within 90 days following certification of the stockholder vote.
The Board, through its Qualified Independent Directors (as defined below), will evaluate the best interests of the Company and its stockholders and decide the action to be taken with respect to such offered resignation, which can include, without limitation: (i) accepting the resignation; (ii) accepting the resignation effective as of a future date not later than 180 days following certification of the stockholder vote; (iii) rejecting the resignation but addressing what the Qualified Independent Directors believe to be the underlying cause of the withhold votes; (iv) rejecting the resignation but resolving that the director will not be re-nominated in the future for election; or (v) rejecting the resignation.
In reaching their decision, the Qualified Independent Directors will consider all factors they deem relevant, including but not limited to: (i) any stated reasons why stockholders did not vote for such director; (ii) the extent to which the “AGAINST” votes exceed the votes “FOR” the election of the director and whether the “AGAINST” votes represent a majority of the outstanding shares of common stock; (iii) any alternatives for curing the underlying cause of the “AGAINST” votes; (iv) the director’s tenure; (v) the director’s qualifications; (vi) the director’s past and expected future contributions to the Company; (vii) the overall composition of the Board, including whether accepting the resignation would cause the Company to fail or potentially fail to comply with any applicable law, rule or regulation of the SEC or the NASDAQ Listing Rules; and (viii) whether such director’s continued service on the Board for a specified period of time is appropriate in light of current or anticipated events involving the Company.
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

For purposes of this policy, “Qualified Independent Directors” means all directors who (i) are independent directors (as defined in accordance with the NASDAQ Listing Rules) and (ii) are not required to offer their resignation in connection with an election in accordance with this policy. If there are fewer than three independent directors then serving on the Board who are not required to offer their resignations in accordance with this policy, then the Qualified Independent Directors means all of the independent directors, and each independent director who is required to offer his resignation in accordance with this policy must recuse himself from the deliberations and voting only with respect to his individual offer to resign.
All nominees for election as a director in an uncontested election are deemed to have agreed to abide by this policy and will offer to resign and will resign if requested to do so in accordance with this policy (and will if requested submit an irrevocable resignation letter, subject to this majority voting policy, as a condition to being nominated for election).
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
Board Committees
The Board maintains an Audit Committee, a Compensation Committee and a Governance and Nominating Committee as its regular committees. Copies of the charters for the Audit Committee, the Compensation Committee and the Governance and Nominating Committee are available on our website at www.investors.aviatnetworks.com/documents.cfm.
The following table shows, at the conclusion of fiscal year 2017, the Chairman and members of each committee, the number of committee meetings held and the principal functions performed by each committee.

Committee	Number of Meetings in Fiscal 2017	Members	Principal Functions
Audit	8	John Mutch* Wayne Barr. Jr John Quicke
• Selects our independent registered public accounting firm
• Reviews reports of our independent registered public accounting firm
• Reviews and pre-approves the scope and cost of all services, including all non-audit services, provided by the firm selected to conduct the audit
• Monitors the effectiveness of the audit process
• Reviews management’s assessment of the adequacy of financial reporting and operating controls
• Monitors corporate compliance program

Compensation	7	Dr. James C. Stoffel* John Quicke Kenneth Kong	• Reviews our executive compensation policies and strategies • Oversees and evaluates our overall compensation structure and programs

Governance and Nominating	4	John J. Quicke* Dr. James Stoffel John Mutch
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

______________________
* Chairman of Committee

Audit Committee
The Audit Committee is primarily responsible for selecting, and approving the services performed by, our independent registered public accounting firm, as well as reviewing our accounting practices, corporate financial reporting and system of internal controls over financial reporting. No material amendments to the Audit Committee Charter were made during fiscal year 2017. During fiscal year 2017, the Audit Committee was comprised of independent, non-employee members of our Board who were “financially sophisticated” under the NASDAQ Listing Rules.
The Board has determined that Mr. Mutch qualifies as an “audit committee financial expert,” as defined under Item 407(d)(5)(i) of Regulation S-K under the Securities Act of 1933 and the Exchange Act. Such status does not impose on any director duties, liabilities or obligations that are greater than the duties, liabilities or obligations otherwise imposed on a director as members of our Audit Committee and the Board.
Compensation Committee
The Compensation Committee has the authority and responsibility to approve our overall executive compensation strategy, to administer our annual and long-term compensation plans and to review and make recommendations to the Board regarding executive compensation. The Compensation Committee is comprised of independent, non-employee members of the Board in accordance with NASDAQ Listing Rules. During fiscal year 2017, the Compensation Committee utilized Pearl Meyer & Partners, LLC (“Pearl Meyer”) as an independent, third-party consulting firm.
Compensation Committee Interlock and Insider Participation
No member of the Compensation Committee was an officer or employee or former officer of the Company. None of our executive officers currently serves or in the past year has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.
Governance and Nominating Committee
Each member of the Governance and Nominating Committee met the independence requirements of the NASDAQ Listing Rules.
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

Stockholder Communications with the Board
Stockholders who wish to communicate directly with the Board may do so by submitting a comment via the Company’s website at www.investors.aviatnetworks.com/contactBoard.cfm or by sending a letter addressed to: Aviat Networks, Inc., c/o Corporate Secretary, 860 N. McCarthy Blvd., Suite 200, Milpitas, California 95035. The Corporate Secretary monitors these communications and provides a summary of all received messages to the Board at its regularly scheduled meetings. When warranted by the nature of communications, the Corporate Secretary will request prompt attention by the appropriate committee or independent director of the Board, independent advisors or management. The Corporate Secretary may decide in her judgment whether a response to any stockholder communication is appropriate.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Directors, executive officers and greater than 10% holders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of Forms 3 and 4 received during fiscal year 2017, and Forms 5 (or any written representations) received with respect to fiscal year 2017, we believe that all directors, officers, executive officers and 10% stockholders complied with all applicable Section 16(a) filing requirements during fiscal year 2017.
Family Relationships
There are no family relationships among our directors and executive officers.
Involvement in Certain Legal Proceedings
To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading SEC to have violated a federal or state securities or commodities law.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview and Summary
This Compensation Discussion and Analysis, which has been prepared by management, is intended to help our stockholders understand our executive compensation philosophy, objectives, policies, practices, and decisions. It is also intended to provide context for the compensation information for our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers (our “named executive officers”) detailed in the Summary Compensation Table below and in the other tables and narrative discussion that follow.
To understand our approach to executive compensation, you should read the entire Compensation Discussion and Analysis that follows. The following brief summary introduces the major topics covered:

•
The cornerstone of our executive compensation program is pay for performance. Accordingly, while we pay competitive base salaries and other benefits, our named executive officers’ compensation opportunity is heavily weighted toward variable pay.

•	The objectives of our executive compensation program are to reward superior performance, motivate our executives to achieve our goals and attract and retain a strong management team.

•
The Compensation Committee oversees our compensation program. The Compensation Committee makes the majority of executive compensation decisions, but also makes recommendations on certain aspects of the program to the full Board. The Compensation Committee is composed solely of independent directors. In its work, the Compensation Committee is assisted by independent compensation consultants engaged by the Compensation Committee.

•
In reviewing the elements of our executive compensation program - base salary, annual incentives, long-term incentives and post-termination compensation - our Compensation Committee reviews market data from similar companies.

•
Our competitive positioning philosophy is to set compensation at approximately the 50th percentile of compensation at peer group companies with allowances for internal factors such as tenure, individual performance and the nature of the relative scope and complexity of the role.

•
Our annual incentive program is based on specific Company financial performance goals for the fiscal year, and includes provisions to “claw back” any excess amounts paid in the event of a later correction or restatement of our financial statements.

•
We believe the compensation program for the named executive officers supported our strategic priorities and aligned compensation earned with the Company’s financial performance in fiscal year 2017. Moreover, we believe that in our emphasis on long term stockholder value creation results in an executive compensation program structure that is beneficial to our Company and our stockholders.

Compensation Governance Best Practices
The Compensation Committee believes that a demonstrated commitment to best practices in compensation governance is itself an essential component of our approach to executive compensation. The following practices are some examples of this commitment:

•
Pay for performance: A substantial portion of our executives’ compensation opportunity is tied to achieving specified corporate objectives. In fiscal year 2017, 100% of the Annual Incentive Plan (“AIP”) was performance based and at-risk, subject to achievement of certain financial objectives. Under our Long-Term Incentive Plan (“LTIP”), half of the equity awards were in the form of performance shares subject to achievement of a targeted financial measure.

•
Mix of short-term and long-term compensation: Short term compensation for our executive officers is comprised of base salaries and the AIP, which pays out only to the extent that the Company meets its financial targets. Our LTIP, representing long term compensation, is comprised of performance shares and service-based restricted stock. Performance shares are earned, if the performance criteria are met, at the end of a three-year plan cycle, while service-based restricted stock vests over a three-year period.

•
Independent compensation consultant: The Compensation Committee directly retains the services of Pearl Meyer, an independent compensation consultant, to advise it in determining reasonable and market-based compensation policies.

•
Prohibition on hedging and pledging: Our executive officers, together with all other employees, are prohibited from engaging in hedging, pledging or similar transactions with respect to our securities.

•
No perquisites: Our executive officers are not provided with club memberships, personal use of corporate aircraft or any other perquisite or special benefits other than our occasional provision of relocation expense reimbursement.

•
No single trigger change of control acceleration: Except for a market-based stock unit award of 50,000 shares made to Michael Pangia, our President and Chief Executive Officer, which is subject to accelerated vesting upon a change of control, as described below under “Potential Payments Upon Termination or Change of Control”, change of control arrangements in employment agreements with our executive officers provide for acceleration of vesting for outstanding equity awards only in the event that we are both subject to a change in control and the executive officer’s employment terminates thereafter for reasons specified in the employment agreements.

•
Clawback: We have a clawback policy that entitles us to recover all or a portion of any performance-based compensation, including cash and equity components, if our financial statements are restated as a result of errors, omissions or fraud.

•	Strong compensation risk management: The Compensation Committee reviews and analyzes the risk profile of our compensation programs and practices on an annual basis.
Compensation Philosophy and Objectives
The primary objectives of our total executive compensation program are to use compensation as a tool to recruit, retain, and develop outstanding executives and create long term value for our shareholders. The following principles guide our overall compensation program:

•	reward superior performance;

•	motivate our executives to achieve strategic, operational, and financial goals;

•	enable us to attract and retain a world-class management team; and

•	align outcomes and rewards with stockholder expectations.
Each year, the Compensation Committee reviews the executive compensation program to ensure our executive compensation policies and programs remain appropriately aligned with our evolving business needs and to consider best compensation practices. Our executive compensation programs are reviewed to ensure that they achieve a balance between providing strong retention and performance incentives to our executives while accommodating a meaningful and continuing effort to manage both the Company’s share burn rate and the dilutive effects of equity awards to the Company’s stockholders.
Executive Compensation Process
The Compensation Committee is responsible for establishing and implementing executive compensation policies and programs in a manner consistent with our compensation objectives and principles. The Compensation Committee, which is comprised solely of independent directors, reviews and approves the features and design of our executive compensation program, and approves the compensation levels, individual AIP objectives and total compensation targets for our executive officers other than our CEO. The independent members of the Board approve the compensation level, individual AIP objectives, and financial targets for our CEO. The Compensation Committee also monitors executive succession planning and monitors our performance as it relates to overall compensation policies for employees, including benefit and savings plans.
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
Independent Compensation Consultant for Compensation Committee
The Compensation Committee has the authority under its charter to engage the services of outside advisors, experts and others for assistance. Accordingly, the Compensation Committee has hired Pearl Meyer as an independent consultant to advise the Compensation Committee on matters related to the compensation of the Company’s executive officers. All services that Pearl Meyer provided Aviat in fiscal year 2017 were approved by the Compensation Committee and were related to executive or Board compensation. Pearl Meyer provides an annual review of the Company’s compensation practices, reviews and makes recommendations regarding Aviat’s compensation peer groups, and provides independent input to the Compensation Committee on programs and practices.
Compensation Committee Advisor Independence
The Compensation Committee has considered the independence of Pearl Meyer pursuant to the NASDAQ Listing Rules and related SEC rules finalized in 2012, and has found no conflict of interest in Pearl Meyer continuing to provide advice to the Compensation Committee. The Compensation Committee is also regularly advised by the Company’s primary outside counsel, Olshan Frome Wolosky LLP (“Olshan”). Pursuant to the NASDAQ Listing Rules and related SEC rules, the Compensation Committee has found no conflict of interest in Olshan continuing to provide advice to the Compensation Committee. The Compensation Committee reassesses the independence of its advisors annually.
Consideration of Say on Pay Results
Each year at our annual meeting, we conduct an advisory vote of our stockholders on our executive compensation program. Although this vote is not binding on the Board or us, we believe that it is important for our stockholders to have an opportunity to express their views regarding our executive compensation philosophy, program and practices as disclosed in our proxy statement on an annual basis. The Board and our Compensation Committee value stockholders’ opinions and, to the extent there is any significant vote against the compensation of our named executive officers, the Compensation Committee evaluates whether any actions are warranted or appropriate.
At our 2016 Annual Meeting, 98% of the votes cast on the advisory vote on executive compensation supported our named executive officers’ compensation as disclosed in the proxy statement. Our Compensation Committee evaluated these results, considered investor feedback and took into account many other factors in evaluating our executive compensation programs as discussed in the Compensation Discussion and Analysis. Although none of our Compensation Committee’s subsequent actions or decisions with respect to the compensation of our executive officers were directly attributable to the results of the vote, our Compensation Committee took the vote outcome into consideration in the course of its deliberations. Our Compensation Committee believes that stockholder feedback and concerns on executive compensation matters should be considered as part of its deliberations and intends to consider the results of future advisory votes in its compensation review process.
Competitive Benchmarking
Our compensation program for all of our officers is addressed in the context of competitive compensation practices. Our management and Compensation Committee consider external data to assist in benchmarking total target compensation. For fiscal year 2017, targets for total cash and cash-based compensation (base salary and short-term incentive compensation), long-term incentives and total direct compensation (base salary and short-term and long-term incentive compensation) for Messrs. Pangia, Marimon and Stumpe were set based on data collected from our peer group companies and from a published survey source, the Radford Global Technology Survey, for our other named executive officers. In considering data from the Radford Global Technology Survey, we focused on results for technology companies with annual revenues of less than $500 million. The peer group companies selected and used for compensation comparisons are reflective of our market for executive talent and business line competitors. Also, the overall composition of the peer group reflects companies of similar complexity and size to us.
For fiscal year 2017, these peer group companies included:

ADTRAN Inc.	Bel Fuse, Inc.
CalAmp Corp.	Calix, Inc.
Cohu, Inc.	Comtech Telecommunications Corp.
DragonWave, Inc.	Extreme Networks, Inc.
Harmonic Inc.	Infinera Corporation
Ixia	KVH Industries
MRV Communications	NeoPhotonics Corporation
Novatel Wireless, Inc.	ShoreTel, Inc.
Sonus Networks, Inc.
Each year, the Compensation Committee reviews the appropriateness of the comparison group used for assessing the compensation of our CEO and other named executive officers. We made significant modifications to the peer group since fiscal year 2016 so that our peer group roster better reflects our company size and business model, and also reflects merger and acquisition activity in our sector. We removed Aruba Networks and Emulex Corporation since they are no longer publicly traded, and added KVH Industries and Novatel Wireless to bolster our overall sample size and position peer median. revenue and market capitalization more closely to that of our company.
Data for our peer group companies was collected directly from these companies’ proxy statements.
Total Compensation Elements
Our executive compensation program includes four major elements:
•base salary
•annual incentive program

•long-term compensation — equity incentives
•post-termination compensation
Each named executive officer’s performance is measured against factors such as long and short-term strategic goals and financial measures of our performance, including factors such as revenue, operating income, cash flow from operations, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and earnings per share.
Our compensation policy and practice is to target total compensation levels for all officers, including our named executive officers, nominally at the 50th percentile for similar positions as derived from the market composite data, assuming experience in the position and competent performance. The Compensation Committee may decide to target total compensation above or below the 50th percentile for similar positions in unique circumstances based on an individual’s background, experience, and relative complexity and scope of the applicable role. Though compensation levels may differ among our named executive officers based upon competitive factors and the role, responsibilities and performance of each named executive officer, there are no material differences in our compensation policies or in the manner in which total direct compensation opportunity is determined for any of our named executive officers. Because our CEO has significantly greater duties, responsibilities and accountabilities than our other named executive officers, the total compensation opportunity for the CEO is higher than for our other named executive officers. In determining CEO and other named executive officer compensation, the Board also considers the ratio between our CEO’s compensation and the average compensation of our other named executive officers as compared with similar ratios for peer group companies. For fiscal year 2017, that ratio was 2.58, compared to a median ratio of 2.41 in the peer group companies.
Base Salary
Base salaries are provided as compensation for day-to-day responsibilities and services to us. Executive salaries are reviewed annually. Our CEO generally makes recommendations to the Compensation Committee in August of each year regarding the base pay of each named executive officer, other than himself. The Compensation Committee considers each executive officer’s responsibilities, as well as the Company’s performance and recommended increases in base salary for select named executive officers and other officers. In fiscal year 2017, the CEO recommended and the Compensation Committee approved, that the base salaries for named executive officers be held flat at fiscal 2016 levels. Our CEO’s base salary is unchanged since fiscal year 2011. Additional details concerning the compensation for our named executive officers for fiscal year 2017 are set forth in the Summary Compensation Table below.
Annual Incentive Plan
The short-term incentive element of our executive compensation program is currently comprised of our AIP. Our AIP is designed to motivate our executives to focus on achievement of our short-term financial goals. The CEO reviews his recommendations for each named executive officer with the Compensation Committee, taking into account market data obtained from Pearl Meyer, the Compensation Committee’s independent consultant. Based on recommendations by the CEO, and as specified in any applicable employment agreement, the Compensation Committee recommends to the Board an annual incentive compensation target, expressed as a percentage of base salary, for each executive officer in August. Each named executive officer’s target annual incentive percentage is benchmarked against the 50th percentile within the market composite for his or her specific role. The Compensation Committee also recommends to the Board specific Company financial performance measures and targets including the relative weighting and payout thresholds. The financial targets are aligned with our Board-approved annual operating plan, and during the year periodic reports are made to the Board about our performance compared with the targets. Under the AIP, a significant portion of the executive’s annual compensation is tied directly to our financial performance. The target amount of annual incentive compensation under our AIP, expressed as a percentage of base salary, generally increases with an executive’s level of management responsibility. AIP target incentive can represent up to 100% of the base salary compensation for our named executive officers and may be paid in the form of cash, stock or a combination of the two. For fiscal year 2017, AIP target incentives were set at 100% of base salary for Mr. Pangia, 70% of base salary for Mr. Stumpe and 65% of base salary for our other named executive officers. If performance results meet target levels, our executives can earn up to a maximum of 100% of their target incentive. No incentive can be earned for performance below the minimum threshold.
For fiscal year 2017, the AIP provided for an all cash payout. The performance metric was based on the achievement of an adjusted EBITDA target with a potential payout triggered at threshold adjusted EBITDA targets. The total available cash pool was restricted to specific percentages of adjusted EBITDA. Adjusted EBITDA was calculated by excluding charges for share-based compensation, restructuring and other one-time/non-recurring income or expenses from GAAP-based EBITDA. The threshold amounts were established and approved in August 2016. The plan provided for no payout if the minimum adjusted EBITDA threshold was not met, and a total available cash pool equal to 20% of adjusted EBITDA for achievement, between the minimum threshold and a target threshold.

Table 1
Fiscal Year 2017 Annual Incentive Plan - Minimum, Target and Maximum Thresholds

		Results-Driven Entitlement
Fiscal Year 2017 Annual Incentive Plan		Performance	Payout
Metric	Tiers	($)	(As % of Award Target)
Adjusted EBITDA	Minimum Threshold	$910,000	6%
	Target Threshold	$15,250,000	100%
	Maximum Threshold	$15,250,000	100%
In fiscal year 2017, the AIP did not guarantee payout of the specified threshold and target amounts, and the Compensation Committee considered the adjusted EBITDA thresholds to be challenging. During the 2017 fiscal year, we achieved the minimum threshold target for AIP awards; therefore, all named executive officers received a payout as shown in the summary compensation table.
Long-Term Compensation — Equity Incentives
The Compensation Committee uses the LTIP as a means for determining awards of stock appreciation rights, restricted shares, restricted stock units, performance shares, and other stock-based awards to our officers and other executives based on multi-year performance. All of the LTIP awards are granted under our 2007 Stock Equity Plan (“2007 Plan”).
Our LTIP is designed to motivate our executives to focus on achievement of our long-term financial goals. Equity awards motivate our executives to achieve our long-term goals and to the extent our results affect our stock price, link such results with the performance of our stock over a three to four-year period. Using equity awards helps us to retain executives, encourage share ownership and maintain a direct link between our executive compensation program and the value and appreciation in the value of our stock.
Performance Shares. In past fiscal years, the Compensation Committee recommended performance share awards that are earned, if the specified performance criteria are met, at the end of a three-year plan cycle. The maximum possible entitlement to performance shares will occur if 100% of the specified target is achieved. In addition, irrespective of Company performance versus target, there is no entitlement to performance shares unless the award recipient continues to be employed throughout the multi-year period. Performance shares are subject to repurchase by the Company at $0.01 per share if eligible employment ends during the performance measurement period and to the extent the maximum performance is not achieved during the performance measurement period.
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
In fiscal year 2017, LTIP awards were composed of 50% performance-based and 50% service-based restricted stock. The performance shares required both achievement of an adjusted EBITDA target specific to fiscal year 2017 performance and certain service requirements. The adjusted EBITDA target for fiscal year 2017 was set at $1.00. This measure was determined by taking into consideration that management’s primary focus was to achieve profitability by increasing operating efficiency and also considering adjusted EBITDA for the past three fiscal years, which were negative: In fiscal Year 2014 adjusted EBITDA was -$26.2million, in fiscal year 2015 adjusted EBITDA was -$11.0 million and in fiscal year 2016 adjusted EBITDA was -$11.7 million. During the 2017 fiscal year, we achieved the adjusted EBITDA target, therefore, the performance-based stock was earned.

•	Awards that are earned do not vest until the end of the three-year period which is after fiscal year 2020.

•	Vesting of service-based restricted stock required continued employment through the third anniversary of date of grant.
Recovery of Executive Compensation
Our executive compensation program permits us to recover or “clawback” all or a portion of any performance-based compensation, including equity awards, if our financial statements are restated as a result of errors, omissions, or fraud. The amount which may be recovered will be the amount by which the affected compensation exceeded the amount that would have been payable had the financial statements been initially filed as restated, or any greater or lesser amount that the Compensation Committee or our Board shall determine. In no case will the amount to be recovered by us be less than the amount required to be repaid or recovered as a matter of law. Recovery of such amounts by us would be in addition to any actions imposed by law, enforcement agencies, regulators, or other authorities.
Hedging and Pledging Prohibition
Our executive officers, as well as all other employees, are prohibited from engaging in hedging, pledging or similar transactions with respect to our securities where the transaction is designed or intended to decrease the risks associated with holding our securities. This prohibition includes transactions involving puts, call, collars or other derivative securities.
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
Benefits under the 401(k) Plan and Generally Available Benefit Programs
In fiscal year 2017, our named executive officers were eligible to participate in the health and welfare programs that are generally available to all full-time U.S.-based employees, including medical, dental, vision, life, short-term and long-term disability insurance, employee counseling assistance, flexible spending accounts and accidental death and dismemberment insurance.
In addition, the named executive officers and all other eligible U.S.-based employees can participate in our tax-qualified 401(k) Plan. Under the 401(k) Plan, all eligible employees can receive matching contributions from the Company of 2.5% of compensation contributed. Each employee under the age of 50 can contribute a maximum of $17,500 during each calendar year, and each employee over the age of 50 can contribute a maximum of $23,000. We do not provide defined benefit pension plans or defined contribution retirement plans to the named executive officers or other employees other than the 401(k) Plan, or as required in certain countries other than the United States, for legal or competitive reasons.
We adopted an employee stock purchase plan effective November 19, 2009 and commencing on July 3, 2010, under which named executive officers and all other eligible U.S.-based employees can elect, on a quarterly basis, to apply a portion of their cash compensation to purchase shares of our common stock at a 5% discount. An employee’s total purchases in any year cannot exceed $25,000 in value or 15% of his or her salary, whichever is less. Furthermore, an employee may not purchase more than 48 shares of common stock annually under the employee stock purchase plan.

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
Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis herein. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment and in our proxy statement.

Compensation Committee of the Board of Directors

Dr. James C. Stoffel, Chairman
Kenneth Kong
John J. Quicke
Risk Considerations in Our Compensation Program
The Compensation Committee, pursuant to its charter, is responsible for reviewing and overseeing the compensation benefits structure applicable to our employees, generally. We do not believe that our compensation policies and practices for our employees create risks that are reasonably likely to have a material adverse effect on our company. In reaching this conclusion, we considered the following factors:

•	Our compensation program is designed to provide a mix of both fixed and “at risk” incentive compensation.

•
The incentive elements of our compensation program (annual incentives and multi-year equity LTIP awards) are designed to reward both annual performance (under the AIP) and longer-term performance (under the LTIP). We believe this design mitigates any incentive for short-term risk-taking that could be detrimental to our company’s long-term best interests.

•
Maximum payouts under our AIP are currently capped at 100% of the target payout amounts set by the Compensation Committee. We believe these limits mitigate excessive risk-taking, since the maximum amount that can be earned is limited.

•
Finally, our AIP and our LTIP both contain provisions under which awards may be recouped or forfeited if the recipient has not complied with our policies. In addition, our performance-based plans (cash incentive and performance shares) both contain provisions under which awards may be recouped or forfeited if the financial results for a period affecting the calculation of an award are later restated.

Summary Compensation Table
The following table summarizes the total compensation for each of our fiscal years ended June 30, 2017, July 1, 2016 and July 3, 2015 of our named executive officers, who consisted of our CEO, CFO and three other most highly compensated executive officers.

Name/Principal Position	Fiscal Year (1)	Salary (3)	Stock Awards (4)	Option Awards (5)	Non-Equity Incentive Plan Compensation (6)	All Other Compensation (7)	Total
		($)	($)	($)	($)	($)	($)
Michael Pangia Chief Executive Officer	2017	550,000	741,032	—	324,522	4,005	1,619,559
	2016	550,000	333,086	—	—	3,073	886,159
	2015	571,154	—	149,286	—	2,224	722,664
Ralph Marimon Senior Vice President and Chief Financial Officer (2)	2017	294,231	141,638	—	115,058	2,616	553,543
	2016	300,000	118,094	—	—	2,064	420,158
	2015	33,462	114,000	—	—	238	147,700
Heinz H. Stumpe Senior Vice President and Chief Sales Officer	2017	345,000	175,402	—	142,495	3,707	666,604
	2016	345,000	146,255	—	—	3,707	494,962
	2015	358,269	—	65,550	—	3,204	427,023
Shaun McFall Senior Vice President, Chief Marketing and Strategy Officer	2017	320,000	151,057	—	122,728	10,666	604,451
	2016	320,000	125,968	—	—	9,270	455,238
	2015	332,308	—	56,457	—	1,792	390,557
Meena Elliott Senior Vice President, Chief Legal and Administrative Officer, Corporate Secretary	2017	320,000	151,057	—	122,728	7,785	601,570
	2016	320,000	125,968	—	—	6,421	452,389
	2015	319,616	—	48,857	—	1,227	369,700
_______________________

(1)
Our fiscal year 2017 ended June 30, 2017, fiscal year 2016 ended July 1, 2016 and fiscal year 2015 ended July 3, 2015. The amounts in the Summary Compensation Table represent total compensation paid or earned for our fiscal years as included in our annual financial statements.

(2)	Effective May 26, 2015, Mr. Marimon was appointed as our Senior Vice President and Chief Financial Officer.

(3)	The annual base salary for Mr. Pangia is $550, 000. The amounts shown take into account the extra pay period in our fiscal year 2015.
The annual base salary for Mr. Marimon is $300,000. The amounts for fiscal year 2017 represents one week of unpaid leave. The amounts for fiscal year 2015 reflects Mr. Marimon’s salary and other income for the period from May 26, 2015 to July 3, 2015.
The annual base salary for Mr. Stumpe is $345,000. The amounts shown take into account the extra pay period in our fiscal year 2015.
The annual base salary for Mr. McFall is $320,000. The amounts shown take into account the extra pay period in our fiscal year 2015.
The annual base salary for Ms. Elliott is $320,000 effective February 9, 2015. The amounts shown take into account the additional pay period for fiscal year 2015.

(4)	The “Stock Awards” column shows the full grant date fair value of the market-based shares, performance shares, and restricted stock granted in fiscal 2017 and fiscal 2016, respectively.
For fiscal 2015, the grant date fair value of the performance shares was reduced to zero or no value since subsequent to the grant date we estimated that the minimum threshold performance would not be achieved. If we had estimated that the fiscal 2015 performance shares would be earned by exceeding the target metrics, the following amounts would have been included in the amount under this column and as part of the named executive officers’ total compensation:

Mr. Pangia	$278,572
Mr. Stumpe	$87,595
Mr. McFall	$66,858
Ms. Elliott	$49,524
The grant date fair value of the market-based shares, performance shares and restricted stock was determined under FASB ASC Topic 718 and represents the amount we would expense in our financial statements over the entire vesting schedule for the awards. The grant date fair value of market-based shares was estimated using a Monte-Carlo simulation model. The grant date fair value for performance awards and restricted stock was based on the closing market price of our common stock on the respective award dates, except for the performance shares granted during fiscal year 2015 as discussed above. The assumptions used for determining values are set forth in Notes 1 and 8 to our audited consolidated financial statements in Part II, Item 8 of the Original Form 10-K. These amounts reflect our accounting for these grants and do not correspond to the actual values that may be recognized by the named executive officers.

(5)
The “Option Awards” column shows the full grant date fair value of the stock options granted in fiscal year 2015. No option was granted in fiscal 2017 or fiscal year 2016. The grant date fair value of the stock option awards was determined under FASB ASC Topic 718 and represents the amount we would expense in our financial statements over the entire vesting schedule for the awards. The assumptions used for determining values are set forth in Notes 1 and 8 to our audited consolidated financial statements in Part II, Item 8 of the Original Form 10-K. These amounts reflect our accounting for these grants and do not correspond to the actual values that may be recognized by the named executive officers.

(6)
The “Non-Equity Incentive Plan Compensation” column shows the cash bonus earned under the fiscal year 2017 annual incentive plan. The following amounts were paid on February 9, 2017 with the remainder amounts paid on October 6, 2017.

Mr. Stumpe	$36,225
Mr. McFall	$31,200
Ms. Elliott	$31,200

(7)	The following table describes the components of the “All Other Compensation” column.

		Life Insurance (a)	Company Matching Contributions Under 401(k) Plan (b)	Total All Other Compensation
Name	Year	($)	($)	($)
Michael Pangia	2017	4,005	—	4,005
	2016	3,073	—	3,073
	2015	2,224	—	2,224
Ralph Marimon	2017	2,616	—	2,616
	2016	2,064	—	2,064
	2015	238	—	238
Heinz H. Stumpe	2017	3,707	—	3,707
	2016	3,707	—	3,707
	2015	3,204	—	3,204
Shaun McFall	2017	2,224	8,442	10,666
	2016	2,224	7,046	9,270
	2015	1,792	—	1,792
Meena Elliott	2017	1,190	6,595	7,785
	2016	1,190	5,231	6,421
	2015	1,227	—	1,227
_____________________

(a)	Represents premiums paid for life insurance that represent taxable income for the named executive officer.

(b)	Represents matching contributions made by us to the 401(k) account of the respective named executive.

Grants of Plan-Based Awards in Fiscal Year 2017
The following table lists our grants and incentives during our fiscal year ended June 30, 2017 of plan-based awards, both equity and non-equity based and including our Annual Incentive Plan and Long-Term Incentive Plan, to the named executive officers listed in the Summary Compensation Table. There is no assurance that the grant date fair value of stock and option awards will ever be realized.

			Estimated Possible Payouts Under Short-Term Non-Equity Incentive Plan Awards in Fiscal Year 2017 (1)			Estimated Future Payments Under Equity Incentive Plan Awards in Fiscal Year 2017				All Other Stock Awards: Number of Shares of Stock or Units (4)	Fair Value of Stock and Option Awards (5)
	Type of Award	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
Name			($)	($)	($)	(#)	(#)	(#)		(#)	($)
Michael Pangia	Cash Bonus	8/23/2016	33,000	550,000	550,000	—	—	—		—	—
	RSU	9/22/2016	—	—	—	—	—	—		20,833	191,247
	PSU	9/22/2016				22,689	22,689	22,689	(2)		208,285
	PSU	12/30/2016	—	—	—	50,000	50,000	50,000	(3)	—	341,500
Ralph Marimon	Cash Bonus	8/23/2016	11,700	195,000	195,000	—	—	—		—	—
	RSU	9/22/2016	—	—	—	—	—	—		7,386	67,803
	PSU	9/22/2016	—	—	—	8,043	8,043	8,043	(2)	—	73,835
Heinz H. Stumpe	Cash Bonus	8/23/2016	14,490	241,500	241,500	—	—	—		—	—
	RSU	9/22/2016	—	—	—	—	—	—		9,147	83,969
	PSU	9/22/2016	—	—	—	9,960	9,960	9,960	(2)	—	91,433
Shaun McFall	Cash Bonus	8/23/2016	12,480	208,000	208,000	—	—	—		—	—
	RSU	9/22/2016	—	—	—	—	—	—		7,878	72,320
	PSU	9/22/2016	—	—	—	8,577	8,577	8,577	(2)	—	78,737
Meena Elliott	Cash Bonus	8/23/2016	12,480	208,000	208,000	—	—	—		—	—
	RSU	9/22/2016	—	—	—	—	—	—		7,878	72,320
	PSU	9/22/2016	—	—	—	8,577	8,577	8,577	(2)	—	78,737
______________________

(1)
The amounts shown under Estimated Possible Payouts Under Short-Term Non-Equity Incentive Plan Awards reflect possible payouts under our fiscal 2017 AIP. During fiscal 2017, we achieved 59% of the FY17 cash incentive target.

(2)
Performance-based share units eligible to vest were based on the Company’s adjusted EBITDA for fiscal year 2017. Once the shares are earned, they will vest 100% on the third anniversary of the grant date. Vesting of these shares is dependent on continuous employment with us through the vesting date.

(3)
Market-based share units eligible to vest were based on the target closing prices of the Company’s common stock for calendar year 2018. The shares will vest on the date that the Compensation Committee certifies achievement of the performance measure. Vesting of these shares is dependent on continuous employment with us through the vesting date.

(4)	Restricted stock units vest 100% on the third anniversary of the grant date.

(5)
The “Grant Date Fair Value of Stock and Option Awards” column shows the full grant date fair value of the stock options granted in fiscal year 2017. The grant date fair value of the stock options was determined under FASB ASC Topic 718 and represents the amount we would expense in our financial statements over the entire vesting schedule for the awards in the event the vesting provisions are achieved.

The assumptions used for determining values are set forth in Notes 1 and 8 to our audited consolidated financial statements in Part II, Item 8 of the Original Form 10-K. These amounts reflect our accounting for these grants and do not correspond to the actual values that may be recognized by the named executive officers.

Outstanding Equity Awards at Fiscal Year-End 2017
The following table provides information regarding outstanding unexercised stock options and unvested stock awards held by each of our named executive officers as of June 30, 2017. Each grant of options or unvested stock awards is shown separately for each named executive officer. The vesting schedule for each award of options is shown in the footnotes following this table based on the option grant date. The material terms of the option awards, other than exercise price and vesting are generally described in the 2007 Plan.

	Option Awards						Stock Awards
	Award Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested		Market Value of Shares or Units of Stock that have not Vested (9)	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights that have not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested (9)
Name		(#)	(#)		($)		(#)		($)	(#)		($)
Michael Pangia	12/30/2016	—	—		—	—				50,000	(6)	870,000
	09/22/2016									22,689	(7)	394,788.6
	09/22/2016						20,833	(4)	362,494
	11/20/2015	—	—		—	—				15,126	(8)	263,192.4
	10/23/2015	—	—		—	—	20,833	(4)	362,494
	02/02/2015	15,460	6,365	(1)	15.60	2/2/2022	—		—	—		—
	09/09/2013	34,722	—	(2)	31.20	9/9/2020	—		—	—		—
	10/03/2012	11,458	—	(3)	27.36	10/3/2019	—		—	—		—
	09/08/2011	25,107	—	(3)	28.44	9/8/2018	—		—	—		—
	11/11/2010	4,166	—	(3)	52.32	11/11/2017	—		—	—		—
Ralph Marimon	09/22/2016	—	—		—	—				8,043	(7)	139,948
	09/22/2016						7,386	(4)	128,516
	11/20/2015	—	—		—	—				5,362	(8)	93,299
	10/23/2015	—	—		—	—	7,386	(4)	128,516
	05/26/2015	—	—		—	—	4,166	(5)	72,488	—		—
Heinz H. Stumpe	09/22/2016	—	—		—	—				9,960	(7)	173,304
	09/22/2016						9,147	(4)	159,158
	11/20/2015	—	—		—	—				6,640	(8)	115,536
	10/23/2015	—	—		—	—	9,147	(4)	159,158
	02/02/2015	6,788	2,795	(1)	15.60	2/2/2022	—		—	—		—
	09/09/2013	15,246	—	(2)	31.20	9/9/20	—		—	—		—
	10/03/2012	5,031	—	(3)	27.36	10/3/2019	—		—	—		—
	09/08/2011	6,676	—	(3)	28.44	9/8/2018	—		—	—		—
	11/11/2010	4,583	—	(3)	52.32	11/11/2017	—		—	—		—
Shaun McFall	09/22/2016	—	—		—	—				8,577	(7)	149,240
	09/22/2016						7,878	(4)	137,077
	11/20/2015	—	—		—	—				5,718	(8)	99,493
	10/23/2015	—	—		—	—	7,878	(4)	137,077
	02/02/2015	5,847	2,407	(1)	15.60	2/2/2022	—		—	—		—
	09/09/2013	13,131	—	(2)	31.20	9/9/2020	—		—	—		—
	10/03/2012	4,333	—	(3)	27.36	10/3/2019	—		—	—		—
	09/08/2011	6,162	—	(3)	28.44	9/8/2018	—		—	—		—
	11/11/2010	4,583	—	(3)	52.32	11/11/2017	—		—	—		—
Meena Elliott	09/22/2016	—	—		—	—				8,577	(7)	149,240
	09/22/2016						7,878	(4)	137,077
	11/20/2015	—	—		—	—				5,718	(8)	99,493
	10/23/2015	—	—		—	—	7,878	(4)	137,077
	02/02/2015	5,059	2,083	(1)	15.60	2/2/2022	—		—	—		—
	09/09/2013	11,363	—	(2)	31.20	9/9/2020	—		—	—		—
	10/03/2012	3,750	—	(3)	27.36	10/3/2019	—		—	—		—
	09/08/2011	6,162	—	(3)	28.44	9/8/2018	—		—	—		—
	11/11/2010	3,333	—	(3)	52.32	11/11/2017	—		—	—		—
______________________

(1)	Stock options vest in installments of 25% on August 1, 2015, and 1/48 each month thereafter over the remaining three-year period based on continuous employment through those dates.

(2)
Stock options vest in installments of 33 1/3% one year from the grant date, 33 1/3% two years from the grant date and 33 1/3% three years from the grant date based on continuous employment through those dates.

(3)	Stock options vest in installments of 50% one year from the grant date, 25% two years from the grant date and 25% three years from the grant date based on continuous employment through those dates.

(4)	Restricted stock units vest 100% on the third anniversary of the grant date.

(5)
Restricted stock units vest in installments of 25% one year from the grant date, and 25% annually on each anniversary thereafter over the remaining three-year period based on continuous employment through those dates.

(6)
Market-based share units eligible to vest were based on the target closing prices of the Company’s common stock for calendar year 2018, subject to acceleration under a change in control prior to January 1, 2019. The shares will vest on the date that the Compensation Committee certifies achievement of the performance measure. Vesting of these shares is dependent on continuous employment with us through the vesting date.

(7)
Performance-based share units eligible to vest were based on the Company’s adjusted EBITDA for fiscal year 2017. Once the shares are earned, they will veste100% on the third anniversary of the grant date. Vesting of these shares is dependent on continuous employment with us through the vesting date.

(8)
Market-based share units eligible to vest were based on multiple target closing prices of the Company’s common stock for fiscal year 2016, fiscal year 2017, and fiscal year 2018, respectively. Once the shares are earned for fiscal year 2016 and 2017, they will be vested on the last day of fiscal 2018. For the shares earned for the fiscal year ending 2018, they will be vested on the date that the Compensation Committee certifies achievement of the performance metrics. Vesting of these shares is dependent on continuous employment with us through the vesting dates.

(9)	Market value is based on the $17.40 closing price of a share of our common stock on June 30, 2017, as reported on the NASDAQ Global Select Market.
Option Exercised and Stock Vested in Fiscal 2017
The following table provides information for each of our named executive officers regarding the number of shares of our common stock acquired upon the vesting of stock awards during fiscal year 2017. No options to purchase common stock were exercised during fiscal year 2017. Stock awards vesting during fiscal year 2017 consisted of restricted stock with service-based vesting provisions.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#) (1)	Value Received on Vesting ($) (2)
Ralph Marimon	2,083	37,536
_________________________

(1)	Vested number of shares of service-based restricted stock units.

(2)	Amount shown is the aggregate market value of the vested shares of restricted stock units based on the closing price of our stock on the vesting date.
Potential Payments Upon Termination or Change of Control
We have employment agreements with each of the continuing named executive officers, which provide for such executives to receive certain payments and benefits if their employment with us is terminated. These arrangements are set forth in detail below and assume a termination event on June 30, 2017 and refer to our stock price on that date. The Board has determined that such payments and benefits are an integral part of a competitive compensation package for our executive officers.
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

Name	Conditions for Payouts	Base Salary Component (1)	Cash Incentive Component (2)	Accelerated Equity Vesting (3)	Insurance Benefit (4)	Out-Placement Services (5)	Total
Michael Pangia	Termination without cause or for good reason, or due to disability	$550,000	$324,522	$719,565	$21,140	$30,000	$1,645,227
	Within 18 months after Change of Control	$1,100,000	$550,000	$2,292,254	$42,280	$30,000	$4,014,534
Ralph Marimon	Termination without cause or for good reason, or due to disability	$300,000	$115,058	$245,218	$14,588	$30,000	$704,864
	Within 18 months after Change of Control	$300,000	$195,000	$562,768	$14,588	$30,000	$1,102,356
Heinz H. Stumpe	Termination without cause or for good reason, or due to disability	$345,000	$106,270	$315,901	$22,025	$30,000	$819,196
	Within 18 months after Change of Control	$690,000	$205,275	$624,405	$44,050	$30,000	$1,593,730
Shaun McFall	Termination without cause or for good reason, or due to disability	$320,000	$91,528	$272,064	$26,093	$30,000	$739,685
	Within 18 months after Change of Control	$640,000	$176,800	$537,745	$52,186	$30,000	$1,436,731
Meena Elliott	Termination without cause or for good reason, or due to disability	$320,000	$91,528	$270,646	$18,775	$30,000	$730,949
	Within 18 months after Change of Control	$640,000	$176,800	$535,743	$37,550	$30,000	$1,420,093
______________________

(1)	The base salary component represents the total gross monthly payments to each named executive officer at the current salary.

(2)	The cash incentive component represents the cash bonus due under the fiscal year 2017 annual incentive plan.

(3)	Reflects acceleration of outstanding equity awards as of June 30, 2017, with final determination to be made by the Compensation Committee.

(4)	The insurance benefit provided is paid directly to the insurer benefit provider and includes amounts for COBRA.

(5)	The estimated dollar amounts for outplacement services would be paid directly to an outplacement provider selected by us.
The employment agreements with our named executive officers define a “Change of Control” as follows:

•
any merger, consolidation, share exchange or acquisition, unless immediately following such merger, consolidation, share exchange or acquisition, at least 50% of the total voting power (in respect of the election of directors, or similar officials in the case of an entity other than a corporation) of (i) the entity resulting from such merger, consolidation or share exchange, or the entity which has acquired all or substantially all of our assets (in the case of an asset sale that satisfies the criteria of an acquisition) (in either case, the “Surviving Entity”) or (ii) if applicable, the ultimate parent entity that directly or indirectly has beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 50% or more of the total voting power (in respect of the election of directors, or similar officials in the case of an entity other than a corporation) of the Surviving Entity is represented by our securities that were outstanding immediately prior to such merger, consolidation, share exchange or acquisition (or, if applicable, is represented by shares into which such Company securities were converted pursuant to such merger, consolidation, share exchange or acquisition); or

•
any person or group of persons (within the meaning of Section 13(d)(3) of the Exchange Act) directly or indirectly acquires beneficial ownership (determined pursuant to SEC Rule 13d-3 promulgated under the Exchange Act) of securities possessing more than 30% (50% in the case of Mr. Marimon) of the total combined voting power of our outstanding securities other than: (i) an employee benefit plan of ours or any of our affiliates; (ii) a trustee or other fiduciary holding securities under an employee benefit plan of our or any of our affiliates; or (iii) an underwriter temporarily holding securities pursuant to an offering of such securities; or

•
over a period of 36 consecutive months or less, there is a change in the composition of the Board such that a majority of the Board members (rounded up to the next whole number, if a fraction) ceases, by reason of one or more proxy contests for the election of Board members, to be composed of individuals each of whom meet one of the following criteria: (i) have been a Board member continuously since the adoption of this plan or the beginning of such 36-month period; or (ii) have been elected or nominated during such 36-month period by at least a majority of the Board members and satisfied the criteria of this bullet when they were elected or nominated; or

•	a majority of the Board determines that a Change of Control has occurred; or

•	the complete liquidation or dissolution of the Company.
Employment agreements are in effect for the named executive officers and provide that if they are terminated without cause or should they resign for good reason or become disabled and they sign a general release they will be entitled to receive the following severance benefits:

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
In addition, these agreements provide that if there is a Change of Control, and employment with us is terminated by us without cause or by the employee for good reason within 18 months after the Change of Control and they sign a general release of known and unknown claims in a form satisfactory to us, (i) the severance benefits described shall be increased by an additional 12 months for Ms. Elliott and Messrs. Pangia, Stumpe and McFall; (ii) they will receive a payment equal to the greater of (a) the average of the annual incentive bonus payments received by them, if any, for the previous three years; or (b) their target incentive bonus for the year in which their employment terminates; and (iii) the vesting of all unvested stock option(s) and unvested equity-compensation awards subject to service-based vesting will accelerate, such that all of such stock option(s) and equity-compensation awards will be fully vested as of the date of their termination/resignation.
DIRECTOR COMPENSATION AND BENEFITS
The form and amount of director compensation is reviewed and assessed from time to time by the Compensation Committee with changes, if any, recommended to the Board for action. Director compensation may take the form of cash, equity, and other benefits ordinarily available to directors.
Directors who are not employees of ours received the following fees, as applicable, for their services on our Board during fiscal year 2017:

•	$60,000 basic annual cash retainer, payable on a quarterly basis, which a director may elect to receive in the form of shares of common stock;

•	$25,000 annual cash retainer, payable on a quarterly basis, for service as Chairman of the Board;

•	$10,000 annual cash retainer, payable on a quarterly basis, for service as Chairman of the Audit Committee;

•	$5,000 annual cash retainer, payable on a quarterly basis, for service as Chairman of the Governance and Nominating Committee;

•	$8,000 annual cash retainer, payable on a quarterly basis, for service as Chairman of the Compensation Committee; and

•
Annual grant of restricted shares of common stock valued (based on market prices on the date of grant) at $60,000, with 100% vesting at the earlier of (1) the day before the annual stockholders’ meeting, or (2) one year from grant date, subject to continuing service as a director.

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
Fiscal Year 2017 Compensation of Non-Employee Directors
Our non-employee directors received the following aggregate amounts of compensation in respect of fiscal year 2017:

Name	Fees Earned or Paid in Cash	Stock Awards (2)	Total
	($)	($)	($)
Wayne Barr (1)	30,000	61,741	91,741
Kenneth Kong (1)	30,000	61,741	91,741
John Mutch	95,000	61,741	156,741
John J. Quicke	65,000	61,741	126,741
Dr. James C. Stoffel	68,000	61,741	129,741
__________________

(1)	Mr. Barr and Kong became directors in November 2016.

(2)
The amounts shown in this column reflect the aggregate grant date fair value of the stock awards and option awards granted to our non-employee directors computed in accordance with FASB ASC Topic 718. The assumptions made in determining the fair values of our stock awards and option awards are set forth in Notes 1 and 8 to our fiscal year 2017 Consolidated Financial Statements in Part II, Item 8 of the Original Form 10-K.

As of June 30, 2017, our non-employee directors held the following numbers of unvested restricted shares of common stock and stock options, all of which were granted under the 2007 Plan:

Name	Unvested Stock Awards
Wayne Barr Jr.	4,474
Kenneth Kong	4,474
John Mutch	4,474
John J. Quicke	4,474
Dr. James C. Stoffel	4,474
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
In addition, the Company has entered into indemnification agreement with each director and officer.

Equity Compensation Plan Summary
The following table provides information as of June 30, 2017, relating to our equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Further Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation plan approved by security holders (1)	967,985	(2)	$28.39	(3)	270,947
Equity Compensation plans not approved by security holders	—		$—		—
Total	967,985		$28.39		270,947
_____________________

(1)	Consists solely of the 2007 Plan.

(2)
The number includes 372,705 shares to be issued upon exercise of options, 379,015 shares to be issued upon vesting of restricted stock units, 72,941 shares to be issued upon vesting of performance stock units, and 143,324 shares to be issued upon vesting of market-based stock units.

(3)	Excludes weighted average fair value of restricted stock units, performance stock units, and market-based stock units at issuance date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
Except as noted below, the following table sets forth information with respect to the beneficial ownership of our common stock as of September 21, 2017 by each person or entity known by us to beneficially own more than 5 percent of our common stock, by our directors, by our nominees for director, by our named executive officers and by all our directors, nominees for director and executive officers as a group. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons listed in the table below have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each of the beneficial owners identified is c/o Aviat Networks, Inc., 860 N. McCarthy Blvd., Suite 200, Milpitas, California 95035. As of September 21, 2017, there were 5,317,957 shares of our common stock outstanding.

	Shares Beneficially Owned as of September 21, 2017(1)
	Number of Shares of Common Stock (2)		Percentage of Voting Power of Common Stock
Name and Address of Beneficial Owner
Steel Partners Holdings L.P.	670,240	(3)	12.6%
590 Madison Avenue, 32nd Floor New York, NY
Schneider Capital Management Corporation	518,792	(4)	9.8%
460 E. Swedesford Road, Suite 2000 Wayne, PA 19087
Royce and Associates, LLC	383,597	(5)	7.2%
745 Fifth Avenue New York, NY 10151
Group comprised of Julian Singer, JDS1, LLC and David S. Oros	345,291	(6)	6.5%
c/o Julian Singer 2200 Fletcher Avenue, Suite 501 Fort Lee, NJ 07024
Renaissance Technologies	289,383	(7)	5.4%
600 Route 25A East Setauket, New York 11733

Named Executive Officers, Nominees for Director, and Directors
Wayne Barr, Jr.	4,474	(8)	*
Meena Elliott	38,478	(9)	*
Kenneth Kong	4,474	(8)	*
Ralph S. Marimon	3,188	(10)	*
Shaun McFall	45,878	(11)	*
John Mutch	19,245	(8)	*
Michael Pangia	125,734	(12)	2.3%
John J. Quicke	27,579	(8)	*
Dr. James C. Stoffel	30,219	(13)	*
Heinz H. Stumpe	46,866	(14)	*
All directors, nominee for director and executive officers as a group (10 persons)	346,135	(15)	6.2%
__________________________
* Less than one percent

(1)	Beneficial ownership is determined under the rules and regulations of the SEC, and generally includes voting or dispositive power with respect to such shares.

(2)
Shares of common stock that a person has the right to acquire within 60 days are deemed to be outstanding and beneficially owned by that person for the purpose of computing the total number of shares beneficially owned by that person and the percentage ownership of that person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group. Accordingly, the amounts in the table include shares of common stock that such person has the right to acquire within 60 days of September 21, 2017 by the exercise of stock options.

(3)
Based solely on a review of Amendment No. 6 to the Schedule 13D filed with the SEC on January 13, 2015 by Steel Excel Inc., Steel Partners Holdings L.P., SPH Group LLC, SPH Group Holdings LLC and Steel Partners Holdings GP Inc. Each of the foregoing entities reported shared voting and dispositive power with respect to all of such shares.

(4)
Based solely on a review of the Schedule 13F filed with the SEC on August 14, 2017 by Schneider Capital Management Corporation. Schneider Capital Management Corporation reported sole voting power with respect to 461,040 of such shares and sole dispositive power with respect to all of such shares.

(5)
Based solely on a review of the Schedule 13F filed with the SEC on August 7, 2017 by Royce & Associates, LLC. Royce & Associates, LLC reported sole voting and dispositive power with respect to all such shares.

(6)
Based solely on a review of the Schedule 13D filed with the SEC on September 14, 2016, by Julian Singer, JDS1, LLC and David S. Oros. Mr. Singer and JDS1, LLC reported sole voting and dispositive power with respect to 295,291 shares. Mr. Oros reported sole voting and dispositive power with respect to 50,000 shares.

(7)
Based solely on a review of the Schedule 13F filed with the SEC on August 11, 2017, by Renaissance Technologies LLC. Renaissance Technologies LLC reported sole voting power with respect to 264,902 of such shares, and sole dispositive power with respect to all such shares.

(8)	Includes 4,474 shares of common stock that are subject to restricted stock units that will vest within 60 days of September 21, 2017.

(9)	Includes 30,411 shares of common stock that are subject to option that may be exercised within 60 days of September 21, 2017.

(10)	Information is as of September 21, 2017. There were no option or restricted stock units that may be exercised or that will vest within 60 days of September 21, 2017.

(11)	Includes 34,916 shares of common stock that are subject to option that may be exercised within 60 days of September 21, 2017.

(12)	Includes 93,186 shares of common stock that are subject to option that may be exercised within 60 days of September 21, 2017.

(13)	Includes 12,397 shares of common stock that are subject to option or restricted stock units that may be exercised or that will vest within 60 days of September 21, 2017.

(14)	Includes 39,322 shares of common stock that are subject to option that may be exercised within 60 days of September 21, 2017.

(15)	Includes 228,128 shares of common stock that are subject to option or restricted stock units that may be exercised or that will vest within 60 days of September 21, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence
During fiscal year 2017, we believe there were no transactions, or series of similar transactions, to which we were or are to be a party in which the amount exceeded $120,000, and in which any of our directors or executive officers, any holders of more than 5% of our common stock or any members of any such person’s immediate family, had or will have a direct or indirect material interest, other than compensation described in the sections titled “Director Compensation and Benefits” and “Executive Compensation.”
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
Information regarding director independence appears in Part III, Item 10 of this Amendment.

Item 14. Principal Accountant Fees and Services
BDO was our independent registered public accounting firm for the fiscal year ending June 30, 2017 and July 1, 2016. The following table sets forth the fees billed for services rendered by our auditors, BDO, for each of our last two fiscal years:

	Fiscal Year 2017(1)	Fiscal Year 2016(1)
Audit Fees (2)	$1,278,000	$1,408,000
Audit-Related Fees (3)	—	—
Tax Fees (4)	52,000	9,000
All Other Fees (5)	—	—
Total Fees for Services Provided	$1,330,000	$1,417,000
________________________

(1)	Includes fees to be billed to us by BDO and BDO’s international affiliates for fiscal 2017 and 2016 integrated audit and quarterly reviews.

(2)
Audit fees include fees associated with the annual audit, as well as reviews of our quarterly reports on Form 10-Q, SEC registration statements, accounting and reporting consultations and statutory audits required internationally for our subsidiaries.

(3)	Fees for audit-related services that are not categorized as audit fees.

(4)	Tax fees were for services related to tax compliance and tax planning services.

(5)	Other fees include fees billed for other services rendered not included within Audit Fees, Audit Related Fees or Tax Fees.
BDO did not perform any professional services related to financial information systems design and implementation for us in fiscal year 2017 or fiscal year 2016.
The Audit Committee has determined in its business judgment that the provision of non-audit services described above is compatible with maintaining BDO’s independence.
Audit Committee Pre-Approval Policy
Section 10A(i)(1) of the Exchange Act and related SEC rules require that all auditing and permissible non-audit services to be performed by a company’s principal accountants be approved in advance by the Audit Committee of the Board, subject to a “de minimis” exception set forth in the SEC rules (the “De Minimis Exception”). Pursuant to Section 10A(i)(3) of the Exchange Act and related SEC rules, the Audit Committee has established procedures by which the Chairperson of the Audit Committee may pre-approve such services provided the pre-approval is detailed as to the particular service or category of services to be rendered and the Chairperson reports the details of the services to the full Audit Committee at its next regularly scheduled meeting. All audit-related and non-audit services in fiscal year 2017 and 2016, if any, were pre-approved by the Audit Committee at regularly scheduled meetings of the Audit Committee, or through the process described in this paragraph, and none of such services was performed pursuant to the De Minimis Exception.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIAT NETWORKS, INC. (Registrant)

Date:	October 6, 2017	By:	/s/ Ralph S. Marimon
Ralph S. Marimon
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Ex. #	Description

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer