Form 10-Q
period 2017-09-29
AVIAT NETWORKS, INC.
filed 2017-11-13
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act .  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock as of October 30, 2017 was 5,318,218 shares.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 29, 2017

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and par value amounts)	September 29, 2017	June 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$39,103	$35,658
Restricted cash	541	541
Short-term investments	265	264
Accounts receivable, net	43,635	45,945
Unbilled receivables	8,297	12,110
Inventories	23,143	21,794
Customer service inventories	1,633	1,871
Other current assets	7,246	6,402
Total current assets	123,863	124,585
Property, plant and equipment, net	16,934	16,406
Deferred income taxes	5,735	6,178
Other assets	5,682	5,407
TOTAL ASSETS	$152,214	$152,576
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$9,000	$9,000
Accounts payable	34,443	33,606
Accrued expenses	21,478	21,933
Advance payments and unearned income	20,087	20,004
Restructuring liabilities	827	1,475
Total current liabilities	85,835	86,018
Unearned income	6,745	7,062
Other long-term liabilities	1,024	1,022
Reserve for uncertain tax positions	2,408	2,453
Deferred income taxes	1,781	1,681
Total liabilities	97,793	98,236
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 5,318,218 shares issued and outstanding at September 29, 2017; 5,317,766 shares issued and outstanding at June 30, 2017	53	53
Additional paid-in-capital	814,314	813,733
Accumulated deficit	(748,861)	(748,204)
Accumulated other comprehensive loss	(11,720)	(11,785)
Noncontrolling interests	635	543
Total equity	54,421	54,340
TOTAL LIABILITIES AND EQUITY	$152,214	$152,576
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	September 29, 2017	September 30, 2016
Revenues:
Revenue from product sales	$35,067	$34,724
Revenue from services	21,115	23,483
Total revenues	56,182	58,207
Cost of revenues:
Cost of product sales	23,663	24,860
Cost of services	15,223	15,982
Total cost of revenues	38,886	40,842
Gross margin	17,296	17,365
Operating expenses:
Research and development expenses	4,798	4,943
Selling and administrative expenses	13,722	15,187
Restructuring charges	2	160
Total operating expenses	18,522	20,290
Operating loss	(1,226)	(2,925)
Interest income	58	54
Interest expense	(6)	(18)
Other expense	(30)	(182)
Loss before income taxes	(1,204)	(3,071)
Benefit from income taxes	(639)	(2,470)
Net loss	(565)	(601)
Less: Net income attributable to noncontrolling interests, net of tax	92	28
Net loss attributable to Aviat Networks’ common stockholders	$(657)	$(629)

Net loss per share of common stock outstanding, basic and diluted	$(0.12)	$(0.12)
Weighted average shares outstanding, basic and diluted	5,316	5,259
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
(In thousands)	September 29, 2017	September 30, 2016
Net loss	$(565)	$(601)
Other comprehensive income (loss):
Net change in cumulative translation adjustments	65	(370)
Other comprehensive income (loss)	65	(370)
Comprehensive loss	(500)	(971)
Less: Comprehensive income attributable to noncontrolling interests, net of tax	92	28
Comprehensive loss attributable to Aviat Networks	$(592)	$(999)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	September 29, 2017	September 30, 2016
Operating Activities
Net loss	$(565)	$(601)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	1,282	1,670
Provision for uncollectible receivables	7	110
Share-based compensation	574	458
Deferred tax assets, net	574	10
Charges for inventory and customer service inventory write-downs	153	761
Loss on disposition of property, plant and equipment	1	9
Changes in operating assets and liabilities:
Accounts receivable	2,339	13,894
Unbilled receivables	3,815	(2,532)
Inventories	(1,582)	3,169
Customer service inventories	47	(7)
Accounts payable	429	(3,952)
Accrued expenses	(313)	(871)
Advance payments and unearned income	83	(6,748)
Income taxes payable or receivable	(198)	854
Other assets and liabilities	(1,742)	(2,941)
Net cash provided by operating activities	4,904	3,283
Investing Activities
Payments for acquisition of property, plant and equipment	(1,378)	(1,323)
Net cash used in investing activities	(1,378)	(1,323)
Financing Activities
Proceeds from borrowings	9,000	8,000
Repayments of borrowings	(9,000)	(9,000)
Proceeds from issuance of common stock under employee stock plans	7	2
Net cash provided by (used in) financing activities	7	(998)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(97)	(245)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	3,436	717
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	36,569	31,425
Cash, Cash Equivalents and Restricted Cash, End of Period	$40,005	$32,142

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. The Company and Basis of Presentation
The Company
Aviat Networks, Inc. (the “Company,” “we,” “us,” and “our”) designs, manufactures and sells a range of wireless networking solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe. Due to the volume of our international sales, especially in developing countries, we may be susceptible to a number of political, economic and geographic risks that could harm our business as outlined in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. Our products include broadband wireless access base stations and customer premises equipment for fixed and mobile, point-to-point digital microwave radio systems for access, backhaul, trunking and license-exempt applications, supporting new network deployments, network expansion, and capacity upgrades.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of our management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the three months ended September 29, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated. Certain amounts in the consolidated financial statements of the prior period have been reclassified to conform to the presentation for the current period.
We operate on a 52-week or 53-week year ending on the Friday closest to June 30. The first quarter of fiscal 2018 and fiscal 2017 included 13 weeks in each quarter. Fiscal year 2018 will be comprised of 52 weeks and will end on June 29, 2018.
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
Summary of Significant Accounting Policies
There have been no material changes in our significant accounting policies as of and for the three months ended September 29, 2017, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Accounting Standards Adopted
In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16 (Topic 740), Accounting for Income Taxes: Intra-Entity Transfers of Assets Other than Inventory, which requires that an entity recognizes the tax expense from the sale of intra-entity sales of assets, other than inventory, in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminate in consolidation. We adopted this update during the first quarter of fiscal 2018. The adoption had no material impact on our unaudited condensed consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11 (Topic 330), Simplifying the Measurement of Inventory, which provides guidance to companies who account for inventory using either the first-in, first-out or average cost methods. The guidance states that companies should measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We adopted this update prospectively during the first quarter of fiscal 2018. The adoption had no material impact on our unaudited condensed consolidated financial statements.
Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, which along with amendments issued in 2015 and 2016, will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This accounting standard update, as amended, will be effective for us in the first quarter of fiscal year 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption. We continue to evaluate the impact of the new standard on our Consolidated Financial Statements and disclosures. The ultimate impact on revenue resulting from the application of the new standard will be subject to assessments that are dependent on many variables, including, but not limited to, the terms of our contractual arrangements and our mix of business. We have established a cross-functional implementation team to implement the standard update related to the recognition of revenue from contracts with customers. We have identified and are int he process of evaluating changes to our systems, processes and internal controls to meet the reporting and increased disclosure requirements associated with this standard update. We expect the timing of revenue recognition to change in certain areas, including our services segment’s installation revenue, which upon adoption will be recognized as revenue and costs over a period of time. Also, since we currently expense sales commissions as incurred, the requirement in the new standard to capitalize certain in-scope sales commissions is being evaluated to determine its potential impact in our financial statements in the year of adoption. We expect to adopt the new standard on a modified retrospective basis in the first quarter of fiscal 2019. We are continuing to assess all potential impacts of the guidance on our consolidated financial statements and given normal ongoing business dynamics, preliminary conclusions are subject to change.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. This standard will become effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. We expect that most of our operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon the adoption of ASU 2016-02. We are evaluating the effect the adoption of the standard will have on our consolidated financial statements.
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

Note 2. Net Loss Per Share of Common Stock
Net loss per share is computed using the two-class method, by dividing net loss attributable to us by the weighted-average number of shares of our outstanding common stock and participating securities outstanding. Our restricted shares contain rights to receive non-forfeitable dividends and therefore are considered to be participating securities and included in the calculations of net income per basic and diluted common share. However, we incurred a net loss in all periods presented. Undistributed losses are not allocated to unvested restricted shares due to the fact that the unvested restricted shares are not contractually obligated to share our losses. The impact on earnings per share of the participating securities under the two-class method is immaterial.
The following table summarizes the weighted-average equity awards that were excluded from the diluted net loss per share calculations:

	Three Months Ended
(In thousands)	September 29, 2017	September 30, 2016
Stock options	372	443
Restricted stocks units and performance stock units	450	334
Total potential shares of common stock excluded	822	777
Note 3. Balance Sheet Components
Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of our cash, cash equivalents, and restricted cash:

(In thousands)	September 29, 2017	June 30, 2017
Cash and cash equivalents	$39,103	$35,658
Restricted cash	541	541
Restricted cash included in Other assets	361	370
Total cash, cash equivalents, and restricted cash	$40,005	$36,569
Accounts Receivable, net
Our net accounts receivable were as follows:

(In thousands)	September 29, 2017	June 30, 2017
Accounts receivable	$47,816	$49,864
Less allowances for collection losses	(4,181)	(3,919)
	$43,635	$45,945

Inventories
Our inventories were as follows:

(In thousands)	September 29, 2017	June 30, 2017
Finished products	$18,037	$16,619
Work in process	3,068	3,088
Raw materials and supplies	2,038	2,087
Total inventories	$23,143	$21,794
Deferred cost of revenue included within finished goods	$5,898	$7,120
Consigned inventories included within raw materials and supplies	$1,196	$1,268
During the three months ended September 29, 2017 and September 30, 2016, we recorded recovery or charges to adjust our inventory and customer service inventory due to excess and obsolete inventory resulting from lower sales forecast, product transitioning or discontinuance. During the three months ended September 29, 2017, we recorded a recovery of $37 thousand related to previously reserved inventory due to sell through. Such recovery or charges during the three months ended September 29, 2017 and September 30, 2016 were classified in cost of product sales as follows:

	Three Months Ended
(In thousands)	September 29, 2017	September 30, 2016
Excess and obsolete inventory (recovery) charges	$(37)	$474
Customer service inventory write-downs	190	287
	$153	$761
Property, Plant and Equipment, net
Our property, plant and equipment, net were as follows:

(In thousands)	September 29, 2017	June 30, 2017
Land	$710	$710
Buildings and leasehold improvements	11,445	11,442
Software	15,464	14,803
Machinery and equipment	44,476	43,174
	72,095	70,129
Less accumulated depreciation and amortization	(55,161)	(53,723)
	$16,934	$16,406
Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was as follows:

	Three Months Ended
(In thousands)	September 29, 2017	September 30, 2016
Depreciation and amortization	$1,282	$1,670

Accrued Expenses
Our accrued expenses are summarized below:

(In thousands)	September 29, 2017	June 30, 2017
Accrued compensation and benefits	$9,049	$8,317
Accrued agent commissions	1,619	1,911
Accrued warranties	2,964	3,056
Other	7,846	8,649
	$21,478	$21,933
Accrued Warranties
We accrue for the estimated cost to repair or replace products under warranty at the time of sale. Changes in our warranty liability, which is included as a component of accrued expenses in the unaudited condensed consolidated balance sheets were as follows:

	Three Months Ended
(In thousands)	September 29, 2017	September 30, 2016
Balance as of the beginning of the period	$3,056	$3,944
Warranty provision recorded during the period	431	337
Consumption during the period	(523)	(577)
Balance as of the end of the period	$2,964	$3,704
Advanced payments and Unearned Income
Our advanced payments and unearned income are summarized below:

(In thousands)	September 29, 2017	June 30, 2017
Advanced payments	$7,122	$8,760
Unearned income	12,965	11,244
	$20,087	$20,004
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

The carrying amounts, estimated fair values and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of September 29, 2017 and June 30, 2017 were as follows:

	September 29, 2017		June 30, 2017		Valuation Inputs
(In thousands)	Cost	Fair Value	Cost	Fair Value
Assets:
Cash equivalents:
Money market funds	$17,134	$17,134	$22,059	$22,059	Level 1
Bank certificates of deposit	$—	$—	$66	$66	Level 2
Short term investments:
Bank certificates of deposit	$264	$240	$264	$264	Level 2
Other current assets:
Foreign exchange forward contracts	$25	$5	$—	$—	Level 2
Liabilities:
Other accrued expenses:
Foreign exchange forward contracts	$5	$5	$5	$5	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items mainly are money market funds. As of September 29, 2017 and June 30, 2017, these money market funds were valued at $1.00 net asset value per share.
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
As of September 29, 2017 and June 30, 2017, we did not have any recurring assets or liabilities that were valued using significant unobservable inputs.
Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first three months of fiscal 2018 and 2017, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.
Note 5. Credit Facility and Debt
On March 28, 2014, we entered into a Second Amended and Restated Loan Agreement with Silicon Valley Bank (the “SVB Credit Facility”). The SVB Credit Facility expires on June 30, 2018. The SVB Credit Facility provides for a committed amount of up to $30.0 million, with a $30.0 million sublimit that can be borrowed by our Singapore subsidiary. Borrowings may be advanced under the SVB Credit Facility at the lesser of $30.0 million or a borrowing base equal to a specified percentage of the value of eligible accounts receivable and U.S. unbilled accounts of the Company, subject to certain reserves and eligibility criteria. The SVB Credit Facility can also be utilized to issue letters of credit with a $12.0 million sublimit. If the SVB Credit Facility is terminated by us in certain circumstances prior to its expiration, we are subject to an early termination fee equal to 1% of the revolving line. In September 2017, the SVB Credit Facility was amended to allow up to 30% of our Singapore subsidiary’s accounts receivable to be included in the calculation of the borrowing base and the inclusion of the accounts receivable of certain high credit quality customers that are aged 90 to 120 days to be included in the calculation of the borrowing base.
Our outstanding debt under the SVB Credit Facility was $9.0 million as of September 29, 2017 and June 30, 2017. The SVB Credit Facility carries an interest rate computed at the daily prime rate as published in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. During the first three months of fiscal year 2017, the weighted average interest rate on our outstanding loan was 4.75%. As of September 29, 2017, available credit under the SVB Credit Facility was $7.9 million reflecting the calculated borrowing base of $19.6 million less existing borrowings of $9.0 million and outstanding letters of credit of $2.7 million.

The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with SVB may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 2% above the applicable interest rate. As of September 29, 2017, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility.
In addition, we have an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our subsidiary located there. This line of credit provides for $0.3 million in short-term advances at various interest rates, all of which was available as of September 29, 2017 and June 30, 2017. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of September 29, 2017. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.
Note 6. Restructuring Activities
The following table summarizes our restructuring related activities during the first three months of fiscal 2018:

	Severance and Benefits			Facilities and Other			Total
(In thousands)	Fiscal 2016-2017 Plan	Fiscal 2015-2016 Plan	Fiscal 2013-2014 Plan	Fiscal 2015-2016 Plan	Fiscal 2014-2015 Plan	Fiscal 2013-2014 Plan
Accrual balance, June 30, 2017	$315	$99	$64	$563	$168	$505	$1,714
Charges, net	(3)	—	—	—	1	4	2
Cash payments	(253)	—	—	—	(102)	(306)	(661)
Foreign exchange impact	(1)	2	—	18	—	—	19
Accrual balance, September 29, 2017	$58	$101	$64	$581	$67	$203	$1,074
As of September 29, 2017, $0.8 million of the accrual balance was in short-term restructuring liabilities while $0.2 million was included in other long-term liabilities on the unaudited condensed consolidated balance sheets.
We completed the restructuring activities under each of the plans referenced in the table above. Remaining payments for these plans will be paid through fiscal 2020.
Note 7. Stockholders’ Equity
As of September 29, 2017, we had one stock incentive plan for our employees and nonemployee directors, the 2007 Stock Equity Plan, as amended and restated effective November 13, 2015 (the “2007 Stock Plan”). During the first three months of fiscal 2018, we issued 261 shares of common stock under the Employee Stock Purchase Plan (ESPP), and 191 shares of common stock for options exercised.

Total compensation expense for share-based awards included in our unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended
(In thousands)	September 29, 2017	September 30, 2016
By Expense Category:
Cost of revenues	$44	$41
Research and development	39	23
Selling and administrative	491	394
Total share-based compensation expense	$574	$458
By Types of Award:
Options	$34	$146
Restricted and performance stock awards and units	540	312
Total share-based compensation expense	$574	$458
As of September 29, 2017, there was $0.1 million of total unrecognized compensation expense related to nonvested stock options granted under our 2007 Stock Plan. This expense is expected to be recognized over a weighted average period of 0.8 years. As of September 29, 2017, there was $2.8 million of total unrecognized compensation expense related to nonvested stock awards and units granted under our 2007 Stock Plan. This expense is expected to be recognized over a weighted average period of 1.4 years.
Note 8. Segment and Geographic Information
We operate in one reportable business segment: the design, manufacturing and sale of a range of wireless networking products, solutions and services. We conduct business globally and our sales and support activities are managed on a geographic basis. Our Chief Executive Officer is our Chief Operating Decision Maker.
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for the three months ended September 29, 2017 and September 30, 2016 were as follows:

	Three Months Ended
(In thousands)	September 29, 2017	September 30, 2016
North America	$31,002	$28,584
Africa and Middle East	13,462	14,349
Europe and Russia	4,446	4,507
Latin America and Asia Pacific	7,272	10,767
Total Revenue	$56,182	$58,207
Motorola Solutions, Inc. (Motorola) and Mobile Telephone Networks Group (MTN Group) accounted for 16% and 14%, respectively, of our accounts receivable as of September 29, 2017. MTN Group also accounted for 26% of our accounts receivable as of June 30, 2017. During the three months ended September 29, 2017 and September 30, 2016, MTN Group accounted for 14% and 10%, respectively, of our total revenue. We have entered into separate and distinct contracts with MTN Group and Motorola, as well as separate arrangements with their various subsidiaries. The loss of all business from MTN Group, Motorola, or any other significant customers, could adversely affect our results of operations, cash flows and financial position.
Note 9. Income Taxes
Our effective tax rate varies from the U.S. federal statutory rate of 35% due to results of foreign operations that are subject to income taxes at different statutory rates, certain jurisdictions where we cannot recognize tax benefits on current losses and tax benefit from a foreign tax refund. During interim periods, we accrue tax expenses for jurisdictions that are anticipated to be profitable for fiscal 2018.

The determination of our provision for the first three months of fiscal 2018 and 2017 was based on our estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. The tax expense for the first three months of fiscal 2018 and 2017 were primarily attributable to tax expense related to profitable subsidiaries, net against the foreign tax refunds received from the Inland Revenue Authority of Singapore (“IRAS”).
During the fiscal year 2014, we received an assessment letter from IRAS related to deductions claimed in prior years and made a payment of $13.2 million related to tax years 2007 through 2010, reflecting all the taxes incrementally assessed by IRAS. Since the initial assessment, we continued to challenge this assessment. During the first quarter of fiscal 2017, we received an initial refund of $3.7 million from IRAS. During the first quarter of fiscal 2018, we received an additional refund of $1.3 million from IRAS which represents a final settlement. These refunds were recorded as a discrete tax benefit during the quarter the respective payment was received.
We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Singapore, Nigeria and the Ivory Coast. The earliest years that are open and subject to potential audits for these jurisdictions are as follows: U.S. — 2003; Singapore — 2011; Nigeria — 2011, and Ivory Coast — 2016.
We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign and state income taxes. Such interest expense was not material for the three months ended September 29, 2017 and September 30, 2016.
Note 10. Commitments and Contingencies
Operating Lease Commitments
We lease office and manufacturing facilities under non-cancelable operating leases expiring at various dates through 2024. We lease approximately 19,000 square feet of office space in Milpitas, California as our corporate headquarters.
As of September 29, 2017, our future minimum lease payments under all non-cancelable operating leases with an initial lease term in excess of one year were as follows:

Fiscal Years	Amounts
(In thousands)
2018 (three quarters remaining)	$1,975
2019	1,443
2020	988
2021	908
2022	208
Thereafter	2,023
Total	$7,545
These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We sublease a portion of our facilities to third parties and the total minimum rents to be received in the future under our non-cancelable subleases were $0.1 million as of September 29, 2017. The future minimum lease payments are not reduced by the minimum sublease rents.
Rental expense for operating leases, including rentals on a month-to-month basis, was as follows:

	Three Months Ended
(In thousands)	September 29, 2017	September 30, 2016
Rent expense	$927	$1,201
Purchase Orders and Other Commitments
From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf, in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of September 29, 2017, we had outstanding purchase obligations with our suppliers or contract manufacturers of $21.8 million. In addition, we had contractual obligations of approximately $0.9 million associated with software licenses as of September 29, 2017.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of September 29, 2017, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of September 29, 2017, we had commercial commitments of $45.8 million outstanding that were not recorded in our unaudited condensed consolidated balance sheets. We do not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on the performance guarantees in the future.
Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our products infringe the intellectual property rights of a third party. As of September 29, 2017, we have not received any notice that any customer is subject to an infringement claim arising from the use of our products; we have not received any request to defend any customers from infringement claims arising from the use of our products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our products. Because the outcome of infringement disputes is related to the specific facts of each case, and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of September 29, 2017, we had not recorded any liabilities related to these indemnifications.
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
Other factors besides those listed here also could adversely affect us. See “Item 1A. Risk Factors” in our fiscal 2017 Annual Report on Form 10-K filed with the SEC on September 6, 2017 for more information regarding factors that may cause our results to differ materially from those expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q.
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
Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2018 and 2017 Results
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes. In the discussion below, our fiscal year ending June 29, 2018 is referred to as “fiscal 2018” or “2018” and our fiscal year ended June 30, 2017 is referred to as “fiscal 2017” or “2017”.
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
We continue to explore strategic alternatives to improve the market position and profitability of our product offerings in the marketplace, generate additional liquidity and enhance our valuation. We may pursue our goals during the next twelve months through organic growth and through strategic alternatives. Some of these alternatives have included, and could continue to include, selective acquisitions, divestitures, the sale of assets or securities, a sale or merger of our company or a restructuring of our company. We have also provided, and may from time to time in the future provide, information to interested parties.
Operations Review
The market for mobile backhaul continues to be our primary addressable market segment and, over the long term, the demand for increasing the backhaul capacity in our customers’ networks continues to grow. In North America, we supported long-term evolution (“LTE”) deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of some large 3G deployments, and the emergence of early stage LTE deployments. Our international business continues to be adversely affected by constrained availability of U.S. dollars in countries with economies highly dependent on resource exports, particularly oil. This condition, along with decline in local purchasing power because of currency devaluations relative to the U.S. dollar, limits capital spending and slows payments from customers in those locations. Our position continues to be to support our customers for LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. We continue to find that our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. However, as disclosed above and in the “Risk Factors” section in Item 1A of our fiscal 2017 Annual Report on Form 10-K, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we service.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and Middle East, (2) Europe and Russia, and (3) Latin America and Asia Pacific. Revenue by region for the three months ended September 29, 2017 and September 30, 2016 and the related changes were shown in the table below:

	Three Months Ended
(In thousands, except percentages)	September 29, 2017	September 30, 2016	$ Change	% Change
North America	$31,002	$28,584	$2,418	8.5%
Africa and Middle East	13,462	14,349	(887)	(6.2)%
Europe and Russia	4,446	4,507	(61)	(1.4)%
Latin America and Asia Pacific	7,272	10,767	(3,495)	(32.5)%
Total Revenue	$56,182	$58,207	$(2,025)	(3.5)%
Our revenue in North America increased $2.4 million, or 8.5%, during the first three months of fiscal 2018 compared with the same period of fiscal 2017. North America revenue increased primarily due to completion of various private network projects along with an increase in deliveries to mobile operators.

Our revenue in Africa and the Middle East decreased $0.9 million, or 6.2%, for the first three months of fiscal 2018 compared with the same period of fiscal 2017. The decrease in revenue was primarily due to lower sales volume to our large operator customers in East Africa.
Revenue in Latin America and Asia Pacific decreased $3.5 million, or 32.5%, during the first three months of fiscal 2018 compared with the same period in fiscal 2017. The decrease was primarily due to decreased deliveries to our larger customers in the Asia Pacific region.

	Three Months Ended
(In thousands, except percentages)	September 29, 2017	September 30, 2016	$ Change	% Change
Product sales	$35,067	$34,724	$343	1.0%
Services	21,115	23,483	(2,368)	(10.1)%
Total Revenue	$56,182	$58,207	$(2,025)	(3.5)%
Our revenue from product sales increased $0.3 million, or 1.0%, for the first three months of fiscal 2018 compared with the same period in fiscal 2017. Product volumes were $3.2 million higher in North America, offset by a $2.9 million decrease in other regions. Our services revenue decreased by $2.4 million, or 10.1%, during the first three months of fiscal 2018 compared with the same period of fiscal 2017, due to reduced service activities in most regions except for Europe.
Gross Margin

	Three Months Ended
(In thousands, except percentages)	September 29, 2017	September 30, 2016	$ Change	% Change
Revenue	$56,182	$58,207	$(2,025)	(3.5)%
Cost of revenue	38,886	40,842	(1,956)	(4.8)%
Gross margin	$17,296	$17,365	$(69)	(0.4)%
% of revenue	30.8%	29.8%
Product margin %	32.5%	28.4%
Service margin %	27.9%	31.9%
Gross margin for the three months ended September 29, 2017 decreased by $0.1 million, or 0.4%, compared with the three months ended September 30, 2016. The margin decrease resulted from lower profitability of service projects in all regions which was offset by better product margins coming from reduced supply chain costs.
Gross margin as a percentage of revenue increased in the first three months of fiscal 2018 compared with the same period in fiscal 2017 due to improved product margin and lower supply chain costs. Product margin as a percentage of product revenue increased from the prior year quarter primarily due to lower supply chain costs. Service margin as a percentage of service revenue decreased due to lower profitability of our field services projects.
Research and Development Expenses

	Three Months Ended
(In thousands, except percentages)	September 29, 2017	September 30, 2016	$ Change	% Change
Research and development	$4,798	$4,943	$(145)	(2.9)%
% of revenue	8.5%	8.5%
Our research and development expenses decreased $0.1 million, or 2.9%, in the first three months of fiscal 2018 compared with the same period in fiscal 2017. The decrease was due to a $0.3 million reduction in professional costs, and a $0.1 million reduction in facility costs, offset by a $0.3 million increase in compensation expenses.

Selling and Administrative Expenses

	Three Months Ended
(In thousands, except percentages)	September 29, 2017	September 30, 2016	$ Change	% Change
Selling and administrative	$13,722	$15,187	$(1,465)	(9.6)%
% of revenue	24.4%	26.1%
Our selling and administrative expenses declined $1.5 million, or 9.6%, in the three months ended September 29, 2017 compared with the same periods in fiscal 2017. The decrease for the first three months of fiscal 2018 compared with the same quarter in fiscal 2017 was primarily due to reduction in compensation costs, professional services expenses and savings under facilities costs due to our relocation to a new facility.
Restructuring Charges

	Three Months Ended
(In thousands, except percentages)	September 29, 2017	September 30, 2016	$ Change	% Change
Restructuring Charges	$2	$160	$(158)	(98.8)%
Our restructuring expenses in the three months ended September 30, 2016 consisted primarily of the facility costs related to our previous headquarters in Santa Clara.
Interest Income, Interest Expense and Other Expense

	Three Months Ended
(In thousands, except percentages)	September 29, 2017	September 30, 2016	$ Change	% Change
Interest income	$58	$54	$4	7.4%
Interest expense	$(6)	$(18)	$12	(66.7)%
Other expense	$(30)	$(182)	$152	(83.5)%
Interest income reflected interest earned on our cash equivalents which were comprised of money market funds and certificates of deposit.
Interest expense was primarily related to interest associated with borrowings under the SVB Credit Facility and discounts on customer letters of credit.
Other expense in the three months ended September 30, 2016 were primarily comprised of a foreign exchange loss on a dividend declared by our Nigeria entity (a partnership for U.S. tax purposes) to our Aviat U.S. entity.
Income Taxes

	Three Months Ended
(In thousands, except percentages)	September 29, 2017	September 30, 2016	$ Change	% Change
Loss before income taxes	$(1,204)	$(3,071)	$1,867	(60.8)%
Benefit from income taxes	$(639)	$(2,470)	$1,831	(74.1)%
We estimate our annual effective tax rate at the end of each quarterly period, and we record the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances. During the first quarter of fiscal 2017, we received a tax refund of $3.7 million from the Inland Revenue Authority of Singapore (“IRAS”) related to an assessment we paid in fiscal year 2014 related to deductions claimed in tax years 2007 through 2010. During the first quarter of fiscal 2018, we received an additional refund of $1.3 million from IRAS which represents a final settlement. Both tax refunds were recorded as a discrete tax benefit during the quarter the respective payment was received. The determination of the effective tax rate reflects tax expense and benefit generated in certain jurisdictions. However, jurisdictions with a year-to-date loss where no tax benefit can be recognized are excluded from the annual effective tax rate.

Liquidity, Capital Resources and Financial Strategies
Sources of Cash
As of September 29, 2017, our total cash, cash equivalents and short-term investments were $39.4 million. Approximately $15.5 million, or 39.3% was held in the United States. The remaining balance of $23.9 million, or 61%, was held by entities outside the United States. Of the amount of cash, cash equivalents and short-term investments held by our foreign subsidiaries as of September 29, 2017, $4.4 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to U.S. taxes, which would be nominal.
Cash provided by operating activities was $4.9 million in the first three months of fiscal 2018 as compared to cash provided by operating activities of $3.3 million in the first three months of fiscal 2017. Cash provided by operating activities is presented as net loss adjusted for non-cash items and changes in operating assets and liabilities. Net contribution of non-cash items to cash provided by operating activities decreased by $0.4 million and net contribution of changes in operating assets and liabilities to cash provided by operating activities increased by $2.0 million for the first three months of fiscal 2018 as compared to the same period in fiscal 2017.
The $0.4 million decrease in the net contribution of non-cash items to cash provided by operating activities was primarily due to a $0.6 million decrease in charges for inventory write-downs, a $0.1 million decrease in bad debt expense, a $0.4 million decrease in depreciation and amortization of property, plant and equipment, offset by a $0.6 million increase in deferred tax expense, and a $0.1 million increase in share-based compensation expense.
Changes in operating assets and liabilities resulted in a net increase of $2.0 million to cash provided by operating activities for the first three months of fiscal 2018 as compared to the same period in 2017. Accounts receivable and unbilled costs fluctuate from period to period, depending on the amount, timing of sales and billing activities as well as cash collections. The fluctuations in accounts payable and accrued expenses were primarily due to the timing of liabilities incurred and vendor payments. The change in inventories and in customer service inventories were primarily due to demand and our focus on improving our inventory management. The decrease in customer advance payments and unearned income was due to the timing of payment from customers and revenue recognition. We used $0.7 million in cash during the first three months of fiscal 2018 on expenses related to restructuring liabilities.
During the remainder of fiscal year 2018, we expect to spend approximately $6.0 million for capital expenditures, primarily on equipment for development and manufacturing of new products and to support customer managed services.
As of September 29, 2017, our principal sources of liquidity consisted of the $39.4 million in cash, cash equivalents and short-term investments, $7.9 million of available credit under our $30.0 million SVB Credit Facility which expires on June 30, 2018 and future collections of receivables from customers. We regularly require letters of credit from some customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically our primary sources of liquidity have been cash flows from operations and credit facilities.
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

Restructuring Payments
We had liabilities for restructuring activities totaling $1.1 million as of September 29, 2017, $0.8 million of which was classified as current liabilities and expected to be paid out in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.
Contractual Obligations and Commercial Commitments
The amounts disclosed in our fiscal 2017 Annual Report on Form 10-K filed with the SEC on September 6, 2017 include our commercial commitments and contractual obligations. During the first three months of fiscal 2018, no material changes occurred in our contractual obligations to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our fiscal 2017 Annual Report on Form 10-K. Please refer to Note 10 Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
For information about our critical accounting estimates, see the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2017 Annual Report on Form 10-K.
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
As of September 29, 2017, we had foreign currency forward contracts outstanding with a total notional amount of $1.8 million consisting of three different currencies as follows:

Currency	Notional Contract Amount (Local Currency)	Notional Contract Amount (USD)
	(In thousands)
New Zealand dollar	1,000	$727
Great Britain pound	500	656
Euro	350	415
Total of all currency forward contracts		$1,798

Net foreign exchange income (loss) recorded in our unaudited condensed consolidated statements of operations during the first three months of fiscal 2018 and 2017 was as follows:

	Three Months Ended
(In thousands)	September 29, 2017	September 30, 2016
Amount included in costs of revenues	$9	$(216)
Amount included in other expense	(30)	(210)
Total foreign exchange loss, net	$(21)	$(426)
A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of September 29, 2017 would have an impact of approximately $0.2 million on the fair value of such instruments.
Certain of our international business are transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars for the first three months of fiscal 2018 was $0.1 million and was included as a component of stockholders’ equity. As of September 29, 2017 and June 30, 2017, the cumulative translation adjustment decreased our stockholders’ equity by $11.7 million and $11.8 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our credit facility.
Exposure on Cash Equivalents and Short-term Investments
We had $39.4 million in total cash, cash equivalents and short-term investments as of September 29, 2017. Cash equivalents and short-term investments totaled $17.4 million as of September 29, 2017 and were comprised of money market funds and bank certificates of deposit. Cash equivalents and short-term investments have been recorded at fair value on our balance sheet.
Our cash equivalents and short-term investments earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents and short-term investments held as of September 29, 2017 was 155 days, and these investments had an average yield of 6.81% per annum. A 10% change in interest rates on our cash equivalents and short-term investments is not expected to have a material impact on our financial position, results of operations or cash flows.
Exposure on Borrowings
During the first three months of fiscal 2018, we had $9.0 million of borrowings outstanding under the SVB Credit Facility that incurred interest at the prime rate plus a spread of 0.50% to 1.50% with such spread determined based on our adjusted quick ratio. During the first three months of fiscal 2018, our weighted average interest rate was 4.75% and the interest expense on these borrowings was insignificant.
A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations or cash flows since interest on our borrowings is not material to our overall financial position.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 29, 2017, are effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls Over Financial Reporting
There were no changes to our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during our first three months of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
Please refer to Legal Proceedings under Note 10 Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows and financial condition set forth under Item 1A, Risk Factors, in our fiscal 2017 Annual Report on Form 10-K filed with the SEC on September 6, 2017.
We do not believe that there have been any other material additions or changes to the risk factors previously disclosed in our fiscal 2017 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
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
Date: November 13, 2017

By:	/s/ Eric Chang
Eric Chang Vice President, Corporate Controller and Principal Accounting Officer (Principal accounting officer and duly authorized officer)

EXHIBIT INDEX
The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Descriptions
3.1
Amended and Restated Certificate of Incorporation of Aviat Networks, Inc., as amended (incorporate by reference to Exhibit 3.1 to the Current Report on Form 10-Q filed with the SEC on February 10, 2017, File No. 001-33278)

3.2	Amended and Restated Bylaws of Aviat Networks, Inc. (incorporate by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 2, 2015, File No. 001-33278)
4.1
Tax Benefit Preservation Plan, dated as of September 6, 2016, by and between Aviat Networks, Inc. and Computershare Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2016, File No. 011-33278)

10.1
Amendment No. 8 to Second Amended and Restated Loan and Security Agreement, dated as of September 21, 2017, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 22, 2017, File No. 001-33278)

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