Form 10-Q
period 2017-12-29
AVIAT NETWORKS, INC.
filed 2018-02-08
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act .  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock as of February 1, 2018 was 5,340,851 shares.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended December 29, 2017

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and par value amounts)	December 29, 2017	June 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$40,352	$35,658
Restricted cash	1,772	541
Short-term investments	276	264
Accounts receivable, net	43,098	45,945
Unbilled receivables	9,487	12,110
Inventories	24,556	21,794
Customer service inventories	1,637	1,871
Other current assets	7,065	6,402
Total current assets	128,243	124,585
Property, plant and equipment, net	16,931	16,406
Deferred income taxes	5,705	6,178
Other assets	9,331	5,407
TOTAL ASSETS	$160,210	$152,576
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$9,000	$9,000
Accounts payable	33,098	33,606
Accrued expenses	19,842	21,933
Advanced payments and unearned income	25,273	20,004
Restructuring liabilities	308	1,475
Total current liabilities	87,521	86,018
Unearned income	6,509	7,062
Other long-term liabilities	1,052	1,022
Reserve for uncertain tax positions	2,473	2,453
Deferred income taxes	1,743	1,681
Total liabilities	99,298	98,236
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 5,340,851 shares issued and outstanding at December 29, 2017; 5,317,766 shares issued and outstanding at June 30, 2017	53	53
Additional paid-in-capital	814,898	813,733
Accumulated deficit	(743,790)	(748,204)
Accumulated other comprehensive loss	(11,164)	(11,785)
Noncontrolling interests	915	543
Total equity	60,912	54,340
TOTAL LIABILITIES AND EQUITY	$160,210	$152,576
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Revenues:
Revenue from product sales	$37,719	$45,958	$72,786	$80,682
Revenue from services	24,004	22,578	45,119	46,061
Total revenues	61,723	68,536	117,905	126,743
Cost of revenues:
Cost of product sales	23,784	31,003	47,447	55,863
Cost of services	16,049	16,417	31,272	32,399
Total cost of revenues	39,833	47,420	78,719	88,262
Gross margin	21,890	21,116	39,186	38,481
Operating expenses:
Research and development expenses	5,144	4,475	9,942	9,418
Selling and administrative expenses	14,104	14,056	27,826	29,243
Restructuring (recovery) charges	(252)	72	(250)	232
Total operating expenses	18,996	18,603	37,518	38,893
Operating income (loss)	2,894	2,513	1,668	(412)
Interest income	42	72	100	126
Interest expense	(13)	(3)	(19)	(21)
Other (expense) income	(136)	5	(166)	(177)
Income (loss) before income taxes	2,787	2,587	1,583	(484)
(Benefit from) provision for income taxes	(2,564)	865	(3,203)	(1,605)
Net income	5,351	1,722	4,786	1,121
Less: Net income attributable to noncontrolling interests, net of tax	280	44	372	72
Net income attributable to Aviat Networks’ common stockholders	$5,071	$1,678	$4,414	$1,049

Net income per share of common stock outstanding:
Basic	$0.95	$0.32	$0.83	$0.20
Diluted	$0.90	$0.31	$0.79	$0.20
Weighted average shares outstanding:
Basic	5,329	5,284	5,323	5,273
Diluted	5,624	5,400	5,616	5,328
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Net income	$5,351	$1,722	$4,786	$1,121
Other comprehensive income (loss):
Net change in cumulative translation adjustments	556	(778)	621	(1,148)
Other comprehensive income (loss)	556	(778)	621	(1,148)
Comprehensive income (loss)	5,907	944	5,407	(27)
Less: Comprehensive income attributable to noncontrolling interests, net of tax	280	44	372	72
Comprehensive income (loss) attributable to Aviat Networks	$5,627	$900	$5,035	$(99)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	December 29, 2017	December 30, 2016
Operating Activities
Net income	$4,786	$1,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	2,590	3,136
Provision for (recovery from) uncollectible receivables	14	(643)
Share-based compensation	1,154	946
Deferred tax assets, net	(2,737)	336
Charges for inventory and customer service inventory write-downs	205	1,097
Loss on disposition of property, plant and equipment	28	137
Changes in operating assets and liabilities:
Accounts receivable	3,490	7,891
Unbilled receivables	2,626	(2,419)
Inventories	(2,098)	6,602
Customer service inventories	(83)	(92)
Accounts payable	(381)	(120)
Accrued expenses	(1,672)	(1,090)
Advance payments and unearned income	3,801	(6,394)
Income taxes payable or receivable	(232)	968
Other assets and liabilities	(2,320)	(3,154)
Net cash provided by operating activities	9,171	8,322
Investing Activities
Payments for acquisition of property, plant and equipment	(3,342)	(2,853)
Net cash used in investing activities	(3,342)	(2,853)
Financing Activities
Proceeds from borrowings	18,000	16,000
Repayments of borrowings	(18,000)	(17,000)
Proceeds from issuance of common stock under employee stock plans	11	5
Net cash provided by (used in) financing activities	11	(995)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	72	(493)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	5,912	3,981
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	36,569	31,425
Cash, Cash Equivalents and Restricted Cash, End of Period	$42,481	$35,406

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of our management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the three and six months ended December 29, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated. Certain amounts in the consolidated financial statements of the prior period have been reclassified to conform to the presentation for the current period.
We operate on a 52-week or 53-week year ending on the Friday closest to June 30. The first two quarters of fiscal 2018 and fiscal 2017 included 13 weeks in each quarter. Fiscal year 2018 will be comprised of 52 weeks and will end on June 29, 2018.
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
Summary of Significant Accounting Policies
There have been no material changes in our significant accounting policies as of and for the six months ended December 29, 2017, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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
Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers with amendments issued in 2015 and 2016. This standard update will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption.
We are on schedule in establishing new accounting policies, implementing systems and processes (including more extensive use of estimates), and internal controls necessary to support the requirements of the new standard. We have completed our preliminary assessment of the financial statement impact of the new standard and will continue to update that assessment as more information becomes available. We expect the timing of revenue recognition to change in certain areas, including our services segment’s installation revenue, which upon adoption will be recognized as revenue and costs over a period of time. The performance obligations of certain arrangements are expected to be satisfied at the time of title transfer and risk of loss to the customer which is generally upon shipment, rather than at customer acceptance. Additionally, the analysis of our contracts under the new revenue recognition standard supports the recognition of revenue over time under the cost-to-cost method for some of our contracts, which is consistent with our current revenue recognition model. Revenue on these contracts will continue to be recognized over time because of the continuous transfer of control to the customer. Under the new standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as we incur costs. In addition, the number of our performance obligations within our financial accounting and reporting model under the existing standard is not expected to be materially different under the new standard. This preliminary assessment is based on the types and number of revenue arrangements currently in place. The exact impact of the new standard will be dependent on facts and circumstances at adoption and could vary from quarter to quarter.
We currently expense sales commissions as incurred, and the requirement in the new standard is to capitalize certain in-scope sales commissions. This requirement is being evaluated to determine its potential impact on our financial statements in the year of adoption. We expect to adopt the new standard on a modified retrospective basis in the first quarter of fiscal 2019. We are continuing to assess all potential impacts of the guidance on our unaudited condensed consolidated financial statements and given normal ongoing business dynamics, preliminary conclusions are subject to change.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. This standard will become effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. We expect that most of our operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon the adoption of ASU 2016-02. We are evaluating the effect the adoption of the standard will have on our unaudited condensed consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance retains the current accounting for classifying and measuring investments in debt securities and loans, but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. The guidance also changes the accounting for investments without a readily determinable fair value and do not qualify for the practical expedient to estimate fair value. A policy election can be made for these investments whereby estimated fair value may be measured at cost and adjusted in subsequent periods for any impairment or changes in observable prices of identical or similar investments. This ASU is effective for fiscal years beginning after December 15, 2017. We do not expect the adoption of this standard to have a material impact on our unaudited condensed consolidated financial statements.
Note 2. Net Income Per Share of Common Stock
Net income per share is computed using the two-class method, by dividing net income attributable to us by the weighted-average number of shares of our outstanding common stock and participating securities outstanding. Our restricted shares contain rights to receive non-forfeitable dividends and therefore are considered to be participating securities and included in the calculations of net income per basic and diluted common share. Undistributed losses are not allocated to unvested restricted shares as the unvested restricted shares are not contractually obligated to share our losses. The impact on earnings per share of the participating securities under the two-class method is immaterial.
The following table presents the computation of basic and diluted net income per share attributable to our common stockholders:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Numerator:
Net income attributable to Aviat Networks	$5,071	$1,678	$4,414	$1,049

Denominator:
Weighted average shares outstanding, basic	5,329	5,284	5,323	5,273
Effect of potentially dilutive equivalent shares	295	116	293	55
Weighted average shares outstanding, diluted	5,624	5,400	5,616	5,328

Net income per share of common stock outstanding:
Basic	$0.95	$0.32	$0.83	$0.20
Diluted	$0.90	$0.31	$0.79	$0.20
The following table summarizes the weighted-average equity awards that were excluded from the diluted net income per share calculations:

	Three Months Ended		Six Months Ended
(In thousands)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Stock options	357	427	341	435
Restricted stock units and performance stock units	—	6	—	8
Total potential shares of common stock excluded	357	433	341	443

Note 3. Balance Sheet Components
Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of our cash, cash equivalents and restricted cash:

(In thousands)	December 29, 2017	June 30, 2017
Cash and cash equivalents	$40,352	$35,658
Restricted cash	1,772	541
Restricted cash included in Other assets	357	370
Total cash, cash equivalents, and restricted cash	$42,481	$36,569
Accounts Receivable, net
Our net accounts receivable were as follows:

(In thousands)	December 29, 2017	June 30, 2017
Accounts receivable	$46,696	$49,864
Less allowances for collection losses	(3,598)	(3,919)
	$43,098	$45,945
Inventories
Our inventories were as follows:

(In thousands)	December 29, 2017	June 30, 2017
Finished products	$19,823	$16,619
Work in process	2,963	3,088
Raw materials and supplies	1,770	2,087
Total inventories	$24,556	$21,794
Deferred cost of revenue included within finished goods	$8,354	$7,120
Consigned inventories included within raw materials and supplies	$948	$1,268
We record recovery or charges to adjust our inventory and customer service inventory due to excess and obsolete inventory resulting from lower sales forecasts, product transitioning or discontinuance. During the three and six months ended December 29, 2017, we recorded a net recovery of $0.1 million and $0.1 million, respectively, related to previously reserved inventory due to sell through. During the three and six months ended December 30, 2016, we recorded a net write down charge of $0.1 million and $0.6 million, respectively. Such recovery or charges during the three and six months ended December 29, 2017 and December 30, 2016 were classified in cost of product sales as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Excess and obsolete inventory (recovery) charges	$106	$94	$(143)	$568
Customer service inventory write-downs	158	242	348	529
	$264	$336	$205	$1,097

Property, Plant and Equipment, net
Our property, plant and equipment, net were as follows:

(In thousands)	December 29, 2017	June 30, 2017
Land	$710	$710
Buildings and leasehold improvements	11,391	11,442
Software	15,486	14,803
Machinery and equipment	45,924	43,174
	73,511	70,129
Less accumulated depreciation and amortization	(56,580)	(53,723)
	$16,931	$16,406
Depreciation and amortization expense related to property, plant and equipment was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Depreciation and amortization	$1,308	$1,467	$2,590	$3,136
Accrued Expenses
Our accrued expenses are summarized below:

(In thousands)	December 29, 2017	June 30, 2017
Accrued compensation and benefits	$7,342	$8,317
Accrued warranties	3,168	3,056
Other	9,332	10,560
	$19,842	$21,933
Accrued Warranties
We accrue for the estimated cost to repair or replace products under warranty at the time of sale. Changes in our warranty liability, which is included as a component of accrued expenses in the unaudited condensed consolidated balance sheets were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Balance as of the beginning of the period	$2,964	$3,704	$3,056	$3,944
Warranty provision recorded during the period	797	480	1,228	817
Consumption during the period	(593)	(625)	(1,116)	(1,202)
Balance as of the end of the period	$3,168	$3,559	$3,168	$3,559

Advanced payments and Unearned Income
Our advanced payments and unearned income are summarized below:

(In thousands)	December 29, 2017	June 30, 2017
Advanced payments	$9,870	$8,760
Unearned income	15,403	11,244
	$25,273	$20,004
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
The carrying amounts, estimated fair values and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of December 29, 2017 and June 30, 2017 were as follows:

	December 29, 2017		June 30, 2017		Valuation Inputs
(In thousands)	Cost	Fair Value	Cost	Fair Value
Assets:
Cash equivalents:
Money market funds	$22,423	$22,423	$22,059	$22,059	Level 1
Bank certificates of deposit	$—	$—	$66	$66	Level 2
Short term investments:
Bank certificates of deposit	$276	$276	$264	$264	Level 2
Other current assets:
Foreign exchange forward contracts	$124	$124	$—	$—	Level 2
Liabilities:
Other accrued expenses:
Foreign exchange forward contracts	$—	$—	$5	$5	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items mainly are money market funds. As of December 29, 2017 and June 30, 2017, these money market funds were valued at $1.00 net asset value per share.
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
As of December 29, 2017 and June 30, 2017, we did not have any recurring assets or liabilities that were valued using significant unobservable inputs.

Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first six months of fiscal 2018 and 2017, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.
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
Our outstanding debt under the SVB Credit Facility was $9.0 million as of December 29, 2017 and June 30, 2017. The SVB Credit Facility carries an interest rate computed at the daily prime rate as published in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. During the first six months of fiscal year 2018, the weighted average interest rate on our outstanding loan was 4.79%. As of December 29, 2017, available credit under the SVB Credit Facility was $11.7 million reflecting the calculated borrowing base of $23.3 million less existing borrowings of $9.0 million and outstanding letters of credit of $2.6 million.
The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with SVB may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 2% above the applicable interest rate. As of December 29, 2017, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility.
In addition, we have an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our subsidiary located there. This line of credit provides for $0.3 million in short-term advances at various interest rates, all of which was available as of December 29, 2017 and June 30, 2017. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of December 29, 2017. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.

Note 6. Restructuring Activities
The following table summarizes our restructuring related activities during the first six months of fiscal 2018:

	Severance and Benefits			Facilities and Other			Total
(In thousands)	Fiscal 2016-2017 Plan	Fiscal 2015-2016 Plan	Fiscal 2013-2014 Plan	Fiscal 2015-2016 Plan	Fiscal 2014-2015 Plan	Fiscal 2013-2014 Plan
Accrual balance, June 30, 2017	$315	$99	$64	$563	$168	$505	$1,714
Charges, net	(3)	—	—	—	1	4	2
Cash payments	(253)	—	—	—	(102)	(306)	(661)
Foreign exchange impact	(1)	2	—	18	—	—	19
Accrual balance, September 29, 2017	$58	$101	$64	$581	$67	$203	$1,074
Charges (recovery), net	—	—	—	(252)	—	—	(252)
Cash payments	(2)	—	—	—	(67)	(203)	(272)
Foreign exchange impact	—	1	—	7	—	—	8
Accrual balance, December 29, 2017	$56	$102	$64	$336	$—	$—	$558
As of December 29, 2017, $0.3 million of the accrual balance was in short-term restructuring liabilities while $0.2 million was included in other long-term liabilities on the unaudited condensed consolidated balance sheets. In January 2018, we reached an agreement with a certain foreign government which allowed us to reduce our estimated payments relating to the fiscal 2014-2015 restructuring plan by $0.3 million. We recorded this reduction in the second quarter of fiscal 2018.
We have completed the restructuring activities under each of the plans referenced in the table above. Remaining payments for these plans will be paid through fiscal year 2020.
Note 7. Equity
As of December 29, 2017, we had one stock incentive plan for our employees and nonemployee directors, the 2007 Stock Equity Plan, as amended and restated effective November 13, 2015 (the “2007 Stock Plan”). During the first six months of fiscal 2018, we issued 524 shares of common stock under the Employee Stock Purchase Plan (ESPP), and 191 shares of common stock for options exercised.
Total compensation expense for share-based awards included in our unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
By Expense Category:
Cost of revenues	$55	$62	$99	$102
Research and development	39	38	78	62
Selling and administrative	486	388	977	782
Total share-based compensation expense	$580	$488	$1,154	$946
By Types of Award:
Options	$34	$43	$68	$189
Restricted and performance stock awards and units	546	445	1,086	757
Total share-based compensation expense	$580	$488	$1,154	$946
As of December 29, 2017, there was $0.1 million of total unrecognized compensation expense related to nonvested stock options granted under our 2007 Stock Plan. This expense is expected to be recognized over a weighted average period of 0.59 years. As of December 29, 2017, there was $2.5 million of total unrecognized compensation expense related to nonvested stock awards and units granted under our 2007 Stock Plan. This expense is expected to be recognized over a weighted average period of 1.21 years.
Note 8. Segment and Geographic Information
We operate in one reportable business segment: the design, manufacturing and sale of a range of wireless networking products, solutions and services. We conduct business globally and our sales and support activities are managed on a geographic basis. Our Chief Executive Officer is our Chief Operating Decision Maker.
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for the three and six months ended December 29, 2017 and December 30, 2016 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
North America	$36,985	$39,353	$67,987	$67,937
Africa and Middle East	12,682	16,770	26,144	31,119
Europe and Russia	3,814	2,810	8,260	7,317
Latin America and Asia Pacific	8,242	9,603	15,514	20,370
Total Revenue	$61,723	$68,536	$117,905	$126,743
During the three and six months ended December 29, 2017, Mobile Telephone Networks Group (MTN Group) accounted 11% and 13%, respectively, of our total revenue. During the three and six months ended December 30, 2016, MTN Group accounted for 12% and 11%, respectively, of our total revenue. Motorola Solutions, Inc. (Motorola) and MTN Group and T-Mobile accounted for 16%, 11% and 11%, respectively, of our accounts receivable as of December 29, 2017. MTN Group also accounted for 26% of our accounts receivable as of June 30, 2017. We have entered into separate and distinct contracts with MTN Group and Motorola, as well as separate arrangements with their various subsidiaries. The loss of all business from MTN Group, Motorola, or any other significant customers, could adversely affect our results of operations, cash flows and financial position.
Note 9. Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect our fiscal year ending June 29, 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate, (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years, and (3) elimination of the corporate Alternative Minimum Tax (“AMT”). The Tax Act reduces the federal corporate tax rate to 21.0% in the fiscal year ending June 29, 2018. Section 15 of the Internal Revenue Code stipulates that our fiscal year ending June 29, 2018 will have a blended corporate tax rate of 28.1%, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year.
Our effective tax rate varies from the U.S. federal statutory rate of 28.1% due to results of foreign operations that are subject to income taxes at different statutory rates, certain jurisdictions where we cannot recognize tax benefits on current losses, tax benefit from a foreign tax refund and release of valuation allowance. During interim periods, we accrue tax expenses for jurisdictions that are anticipated to be profitable for fiscal 2018.
The determination of our tax benefit for the first six months of fiscal 2018 and 2017 was based on our estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. The tax benefit for the first six months of fiscal 2018 was primarily attributable to the foreign tax refunds received from the Inland Revenue Authority of Singapore (“IRAS”) and release of valuation allowance related to the refundable AMT credit as provided under the Tax Act, offset by tax expense related to profitable subsidiaries. The tax benefit for the first six months of fiscal 2017 was primarily attributable to the foreign tax refund received from the IRAS, offset by the tax expense related to profitable subsidiaries.
During the fiscal year 2014, we received an assessment letter from IRAS related to deductions claimed in prior years and made a payment of $13.2 million related to tax years 2007 through 2010, reflecting all the taxes incrementally assessed by IRAS. Since the initial assessment, we continued to challenge this assessment. During the first quarter of fiscal 2017, we received an initial refund of $3.7 million from IRAS. During the first quarter of fiscal 2018, we received an additional refund of $1.3 million from IRAS which represents a final settlement. These refunds were recorded as a discrete tax benefit during the quarter the respective payment was received. During the second quarter of fiscal 2018, we recorded a valuation allowance release of $3.3 million related to refundable AMT credit under the Tax Act as a discrete benefit and recorded as a long-term receivable in our Other Assets in the unaudited condensed consolidated balance sheet. Under the Tax Act, any carryforward AMT tax credits can be refunded if not fully utilized by fiscal year 2022. We expect to receive the refund of this tax benefit starting in our fiscal year 2020.
We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Singapore, Nigeria and the Ivory Coast. The earliest years that are open and subject to potential audits for these jurisdictions are as follows: U.S. — 2003; Singapore — 2011; Nigeria — 2011, and Ivory Coast — 2016.
We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign and state income taxes. Such interest expense was not material for the three and six months ended December 29, 2017 and December 30, 2016.
The SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
In connection with our initial analysis of the impact of the Tax Act, we have recorded a discrete net tax benefit of $3.3 million in the period ended December 29, 2017. This net benefit relates to a valuation allowance release of refundable AMT credit. For various reasons that are discussed more fully below, we have not fully completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of elements for which our analysis is not yet complete, we recorded provisional adjustments. If we were not yet able to make reasonable estimates of the impact of certain elements, we have not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act.
Our accounting for the following elements of the Tax Act is incomplete. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:
Reduction of U.S. Federal Corporate Tax Rate: The Tax Act reduces the corporate tax rate to 21.0%, effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $53.8 million, respectively, with a corresponding net adjustment to valuation allowance of $53.8 million for the period ended December 29, 2017. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.
Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We are able to make a reasonable estimate of the Transition Tax and currently do not believe we will be charged this tax, due to preliminary calculations of net negative E&P for our foreign subsidiaries subjected to this tax. However, we are continuing to gather additional information to more precisely compute the amount of the Transition Tax.
Our accounting for the following elements of the Tax Act is incomplete, and we were not yet able to make reasonable estimates of the effects. Therefore, no provisional adjustments were recorded.

Global Intangible Low Taxed Income (“GILTI”): The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of, (1) 10.0% of the aggregate of the U.S. shareholder’s pro-rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder, (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.
Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either, (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or, (2) factoring such amounts into a company’s measurement of its deferred taxed (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on not only our current structure and estimated future results of global operations but also our intent and ability to modify our structure and/or our business, we are not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, we have not made any adjustments related to the potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.
Valuation Allowances: The company must assess whether valuation allowances assessments are affected by various aspects of the Tax Act (e.g., deemed repatriation of deferred foreign income, GILTI inclusions, new categories of FTCs, AMT repeal). During the second quarter of fiscal 2018, we recorded a valuation allowance release of $3.3 million related to refundable AMT credit under the Tax Act as a discrete benefit. Under the Tax Act, any carryforward AMT tax credits can be refunded if not fully utilized by fiscal year 2022.
Note 10. Commitments and Contingencies
Operating Lease Commitments
We lease office and manufacturing facilities under non-cancelable operating leases expiring at various dates through 2024. We lease approximately 19,000 square feet of office space in Milpitas, California as our corporate headquarters.
As of December 29, 2017, our future minimum lease payments under all non-cancelable operating leases with an initial lease term in excess of one year were as follows:

Fiscal Years	Amounts
(In thousands)
2018 (two quarters remaining)	$1,244
2019	1,692
2020	1,204
2021	962
2022	208
Thereafter	2,022
Total	$7,332
These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We sublease a portion of our facilities to third parties and the total minimum rents to be received in the future under our non-cancelable subleases were $0.1 million as of December 29, 2017. The future minimum lease payments are not reduced by the minimum sublease rents.
Rental expense for operating leases, including rentals on a month-to-month basis, was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Rent expense	$959	$987	$1,898	$2,134
Purchase Orders and Other Commitments
From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf, in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of December 29, 2017, we had outstanding purchase obligations with our suppliers or contract manufacturers of $20.4 million. In addition, we had contractual obligations of approximately $0.7 million associated with software licenses as of December 29, 2017.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of December 29, 2017, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of December 29, 2017, we had commercial commitments of $51.9 million outstanding that were not recorded in our unaudited condensed consolidated balance sheets. We do not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on the performance guarantees in the future.

Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our products infringe the intellectual property rights of a third party. As of December 29, 2017, we have not received any notices that any customer is subject to an infringement claim arising from the use of our products; we have not received any requests to defend any customers from infringement claims arising from the use of our products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our products. Because the outcome of infringement disputes is related to the specific facts of each case, and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of December 29, 2017, we had not recorded any liabilities related to these indemnifications.
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
Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2018 and 2017 Results
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes. In the discussion herein, our fiscal year ending June 29, 2018 is referred to as “fiscal 2018” or “2018” and our fiscal year ended June 30, 2017 is referred to as “fiscal 2017” or “2017”.
We design, manufacture and sell a range of wireless networking products, solutions and services to mobile and fixed public network operators, federal, state and local government agencies, transportation, energy and utility companies, public safety agencies and broadcast network operations around the world. Our products utilize microwave and millimeter wave technologies to create point to point wireless links for short, medium and long distance interconnections. Our wireless systems deliver urban, suburban, regional and country-wide communication links as the primary alternative to fiber optic connections. In dense urban and suburban areas, short range wireless solutions are faster to deploy and lower cost per mile than new fiber deployments. In developing nations, fiber infrastructure is scarce and wireless systems are used for both long and short distance connections. Wireless systems are easier to implement than optical fiber in areas with rugged terrain, and are able to provide connections over bodies of water, such as between islands or between oil and gas production platforms. We also provide network management software solutions to enable operators to deploy, monitor and manage our systems, third party equipment such as antennas, routers, optical transmission equipment and other equipment necessary to build and deploy a complete telecommunications transmission network. We provide a full suite of professional services for planning, deployment, operations and maintenance of our customers’ networks.
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
Although the general trend of increasing demand for bandwidth to support mobile networks applies in all markets and creates demand for our solutions, we expect to see quarter-to-quarter fluctuations within markets and with individual customers based on customers’ past purchasing patterns. Seasonality is also a factor that impacts our business. Our fiscal third quarter revenue and orders have historically been lower than the revenue and orders in our second fiscal quarter because many of our customers utilize a significant portion of their capital budgets at the end of their fiscal years, which is typically the calendar year end and coincides with our second fiscal quarter. The majority of our customers begin a new fiscal year on January 1, and capital expenditures tend to be lower in an organization’s first quarter than in its fourth quarter. We anticipate that this seasonality will continue. The seasonality between the second quarter and third quarter may be affected by a variety of additional factors, including changes in the global economy.
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
We continue to explore strategic alternatives to improve the market position and profitability of our product offerings in the marketplace, generate additional liquidity and enhance our valuation. We may pursue our goals during the next twelve months through organic growth and through strategic alternatives. Some of these alternatives have included, and could continue to include, selective acquisitions of business segments or entire businesses, divestitures, the sale of assets or securities, a sale or merger of our company or a restructuring of our company. We have also provided, and may from time to time in the future provide, information to interested parties.

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
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe and Russia, and (3) Latin America and Asia Pacific. Revenue by region for the three and six months ended December 29, 2017 and December 30, 2016 and the related changes were shown in the table below:

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 29, 2017	December 30, 2016	$ Change	% Change	December 29, 2017	December 30, 2016	$ Change	% Change
North America	$36,985	$39,353	$(2,368)	(6.0)%	$67,987	$67,937	$50	0.1%
Africa and Middle East	12,682	16,770	(4,088)	(24.4)%	26,144	31,119	(4,975)	(16.0)%
Europe and Russia	3,814	2,810	1,004	35.7%	8,260	7,317	943	12.9%
Latin America and Asia Pacific	8,242	9,603	(1,361)	(14.2)%	15,514	20,370	(4,856)	(23.8)%
Total Revenue	$61,723	$68,536	$(6,813)	(9.9)%	$117,905	$126,743	$(8,838)	(7.0)%
Our revenue in North America decreased $2.4 million, or 6.0%, during the second quarter of fiscal 2018 compared with the same period of fiscal 2017. The volume of private network projects coming to completion decreased year-to-year but that was partially offset by a year-to-year increase in revenue with mobile operator customers in the sector. On a year-to-date basis, North America revenue increased slightly by $0.1 million, or 0.1%, compared with the same period in fiscal 2017.
Our revenue in Africa and the Middle East decreased $4.1 million, or 24.4%, for the second quarter of fiscal 2018 compared with the same period of fiscal 2017. The decrease in revenue was primarily due to lower sales volume to our large operator customers in Africa. On a year-to-date basis, Africa and the Middle East revenue decreased $5.0 million, or 16.0%, compared with the same period in fiscal 2017. The year-to-date decrease in the region was also from lower sales to mobile operator customers in Africa.
Revenue in Europe and Russia increased $1.0 million, or 35.7%, for the second quarter of fiscal 2018 compared with the same quarter of fiscal 2017. The increase was from sales to a new mobile operator customer in the region. On a year-to-date basis, revenue in Europe and Russia was up $0.9 million, or 12.9%, from the same period in fiscal 2017. The increase was from sales to a new mobile operator customer in the region.
Revenue in Latin America and Asia Pacific decreased $1.4 million, or 14.2%, during the second quarter of fiscal 2018 compared with the same period in fiscal 2017. The decrease was primarily due to decreased deliveries to our larger customers in Latin America. On a year-to-date basis, revenue in Latin America and Asia Pacific decreased $4.9 million, or 23.8%, from the same period in fiscal 2017 mainly due to decreased sales to large mobile operator customers in Asia Pacific.

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 29, 2017	December 30, 2016	$ Change	% Change	December 29, 2017	December 30, 2016	$ Change	% Change
Product sales	$37,719	$45,958	$(8,239)	(17.9)%	$72,786	$80,682	$(7,896)	(9.8)%
Services	24,004	22,578	1,426	6.3%	45,119	46,061	(942)	(2.0)%
Total Revenue	$61,723	$68,536	$(6,813)	(9.9)%	$117,905	$126,743	$(8,838)	(7.0)%
Our revenue from product sales decreased $8.2 million, or 17.9%, for the second quarter of fiscal 2018 compared with the same period in fiscal 2017. Product volumes were $2.5 million lower in North America and $5.7 million lower in other regions. Our services revenue increased by $1.4 million, or 6.3%, during the second quarter of fiscal 2018 compared with the same period of fiscal 2017, due to increased service activities in all regions except for Latin America.
Our revenue from product sales decreased by $7.9 million, or 9.8%, for the first six months of fiscal 2018 compared with the same period in fiscal 2017. The decrease came primarily from weaker product sales in Africa, the Middle East, Latin America and Asia Pacific, offset in part by stronger sales in North America and Europe. Our services revenue decreased by $0.9 million, or 2.0%, during the first six months of fiscal 2018 compared with the same period of fiscal 2017, due to reduced service activities in most regions, except for the Middle East Africa and Europe where we had a small increase in service sales.
Gross Margin

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 29, 2017	December 30, 2016	$ Change	% Change	December 29, 2017	December 30, 2016	$ Change	% Change
Revenue	$61,723	$68,536	$(6,813)	(9.9)%	$117,905	$126,743	$(8,838)	(7.0)%
Cost of revenue	39,833	47,420	(7,587)	(16.0)%	78,719	88,262	(9,543)	(10.8)%
Gross margin	$21,890	$21,116	$774	3.7%	$39,186	$38,481	$705	1.8%
% of revenue	35.5%	30.8%			33.2%	30.4%
Product margin %	36.9%	32.5%			34.8%	30.8%
Service margin %	33.1%	27.3%			30.7%	29.7%
Gross margin for the three and six months ended December 29, 2017 increased by $0.8 million, or 3.7%, and $0.7 million, or 1.8%, respectively, compared with the three and six months ended December 30, 2016. The margin increase resulted from improved product margins primarily in Africa and improved profitability of service projects in Africa, as well as an increase share of business in the North America market.
Gross margin as a percentage of revenue increased in the second quarter of fiscal 2018 compared with the same period in fiscal 2017 due to improved product and service margins, as well as an increase in the share of business in North America. Product margin as a percentage of product revenue increased from the prior year quarter primarily due to improvements of product margins in Africa facilitated by relative stability in exchange rates as well as the increased share of business in North America. Service margin as a percentage of service revenue increased due to continued efforts to improve execution of our field services projects, primarily in Africa.
On a year-to-date basis, gross margin as a percentage of revenue increased due to lower supply chain costs and higher margin on both product and service. Gross margin rates in our services businesses in most international sectors improved compared with the same period in fiscal 2017. Product margin as a percentage of product revenue increased in the first six months of fiscal 2018 over the same period in fiscal 2017 primarily due to reduced supply chain costs as well as the above-mentioned shift in the portion of our business coming from North America relative to international markets, and from improved product margins in Africa and Asia-Pacific.

Research and Development Expenses

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 29, 2017	December 30, 2016	$ Change	% Change	December 29, 2017	December 30, 2016	$ Change	% Change
Research and development	$5,144	$4,475	$669	14.9%	$9,942	$9,418	$524	5.6%
% of revenue	8.3%	6.5%			8.4%	7.4%
Our research and development expenses increased $0.7 million, or 14.9%, in the second quarter of fiscal 2018 compared with the same period in fiscal 2017. The increase was due to a $0.5 million increase in professional service expense and a $0.2 million increase in compensation and related employee expenses.
Our research and development expenses increased $0.5 million, or 5.6%, in the first six months of fiscal 2018 compared with the same period in fiscal 2017. The increase was primarily due to a $0.5 million increase in compensation and related employee expenses and $0.2 million additional spending in professional service expense. The increase was offset by $0.1 million due to a higher economic incentive grant credit in the first six months of fiscal 2018.
Selling and Administrative Expenses

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 29, 2017	December 30, 2016	$ Change	% Change	December 29, 2017	December 30, 2016	$ Change	% Change
Selling and administrative	$14,104	$14,056	$48	0.3%	$27,826	$29,243	$(1,417)	(4.8)%
% of revenue	22.9%	20.5%			23.6%	23.1%
Our selling and administrative expenses increased $48.0 thousand, or 0.3%, in the second quarter of fiscal 2018 compared with the same periods in fiscal 2017. The increase for the second quarter of fiscal 2018 compared with the same quarter in fiscal 2017 was primarily due to a $0.8 million bad debt recovery in the second quarter of fiscal 2017 that was not repeated in the current quarter and was offset by $0.2 million in savings in professional services expense and a $0.6 million savings in facilities costs due to our relocation to a new facility in fiscal 2017.
The decrease for the first six months of fiscal 2018 compared with the same period in fiscal 2017 was primarily due to a $1.0 million decrease in facility costs, a $0.4 million decrease in professional fees, a $0.3 million decrease in personnel costs and a $0.3 million decrease in depreciation expenses. The decrease was offset by a $0.7 million bad debt recovery in the first six months of fiscal 2017 that was not repeated in the first six months of fiscal 2018.
Restructuring Charges

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 29, 2017	December 30, 2016	$ Change	% Change	December 29, 2017	December 30, 2016	$ Change	% Change
Restructuring (recovery) charges	$(252)	$72	$(324)	(450.0)%	$(250)	$232	$(482)	(207.8)%
Our restructuring expenses in the three and six months ended December 30, 2016 consisted primarily of the facility costs related to our previous headquarters in Santa Clara. During the second quarter of fiscal 2018, based on communications with certain foreign government, we reduced our estimated payments relating to the fiscal 2014-2015 restructuring plan by $0.3 million.
Interest Income, Interest Expense and Other (Expense) Income

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 29, 2017	December 30, 2016	$ Change	% Change	December 29, 2017	December 30, 2016	$ Change	% Change
Interest income	$42	$72	$(30)	(41.7)%	$100	$126	$(26)	(20.6)%
Interest expense	$(13)	$(3)	$(10)	333.3%	$(19)	$(21)	$2	(9.5)%
Other (expense) income	$(136)	$5	$(141)	N/A	$(166)	$(177)	$11	N/A
Interest income reflected interest earned on our cash equivalents which were comprised of money market funds and certificates of deposit.

Interest expense was primarily related to interest associated with borrowings under the SVB Credit Facility and discounts on customer letters of credit.
Other (expense) income were primarily comprised of a foreign exchange loss related to a dividend declared by our Nigeria entity (a partnership for U.S. tax purposes) to our Aviat U.S. entity.
Income Taxes

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 29, 2017	December 30, 2016	$ Change	% Change	December 29, 2017	December 30, 2016	$ Change	% Change
Income (loss) before income taxes	$2,787	$2,587	$200	7.7%	$1,583	$(484)	$2,067	(427.1)%
(Benefit from) provision for income taxes	$(2,564)	$865	$(3,429)	N/A	$(3,203)	$(1,605)	$(1,598)	99.6%
We estimate our annual effective tax rate at the end of each quarterly period, and we record the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances. During the first quarter of fiscal 2017, we received a tax refund of $3.7 million from the IRAS related to an assessment we paid in fiscal year 2014 related to deductions claimed in tax years 2007 through 2010. During the first quarter of fiscal 2018, we received an additional refund of $1.3 million from IRAS which represents a final settlement. Both tax refunds were recorded as a discrete tax benefit during the quarter the respective payment was received. During the second quarter of fiscal 2018, we recorded a valuation allowance release of $3.3 million related to refundable AMT credit under the Tax Act as a discrete benefit. We expect to receive the refund of this tax benefit starting in our fiscal year 2020. The determination of the effective tax rate reflects tax expense and benefit generated in certain jurisdictions. However, jurisdictions with a year-to-date loss where no tax benefit can be recognized are excluded from the annual effective tax rate.
Due to the uncertainty regarding the timing and extent of our future profitability, we continue to record a full valuation allowance to offset our U.S. deferred tax assets which primarily represent future income tax benefits associated with our operating losses because we do not currently believe that it is more likely than not that these assets will be realized. In the future, if we conclude that sufficient positive evidence (including our estimate of future taxable income) exists to support a reversal of all or a portion of the valuation allowance, we expect that a significant portion of any release of the valuation allowance will be recorded as an income tax benefit at the time of release.

Liquidity, Capital Resources and Financial Strategies
Sources of Cash
As of December 29, 2017, our total cash, cash equivalents, restricted cash, and short-term investments were $42.8 million. Approximately $19.2 million, or 44.9% was held in the United States. The remaining balance of $23.5 million, or 55.1%, was held by entities outside the United States. As of December 29, 2017, $1.0 million was classified as restricted cash as it was being held by the bank under forward contracts specifically for the repayment of a dividend declared by our Nigeria entity (a partnership for U.S. tax purposes) to our Aviat U.S. entity. These forward contracts were settled in January 2018.
Cash provided by operating activities was $9.2 million in the first six months of fiscal 2018 as compared to cash provided by operating activities of $8.3 million in the first six months of fiscal 2017. Cash provided by operating activities is presented as net income adjusted for non-cash items and changes in operating assets and liabilities. Net contribution of non-cash items to cash provided by operating activities decreased by $3.8 million and net contribution of changes in operating assets and liabilities to cash provided by operating activities increased by $0.9 million for the first six months of fiscal 2018 as compared to the same period in fiscal 2017.
The $3.8 million decrease in the net contribution of non-cash items to cash provided by operating activities was primarily due to a $3.1 million net decrease in deferred tax expense of which $3.3 million was related to the release of a valuation allowance for Alternative Minimum Tax, a $0.9 million decrease in charges for inventory write-downs, a $0.5 million decrease in depreciation and amortization of property, plant and equipment, offset by a $0.7 million decrease in bad debt recovery, and a $0.2 million increase in share-based compensation expense.

Changes in operating assets and liabilities resulted in a net increase of $0.9 million to cash provided by operating activities for the first six months of fiscal 2018 as compared to the same period in 2017. Accounts receivable and unbilled costs fluctuate from period to period, depending on the amount, timing of sales and billing activities as well as cash collections. The fluctuations in accounts payable and accrued expenses were primarily due to the timing of liabilities incurred and vendor payments. The change in inventories and in customer service inventories were primarily due to demand and our focus on improving our inventory management. The decrease in customer advance payments and unearned income was due to the timing of payment from customers and revenue recognition. We used $0.9 million in cash during the first six months of fiscal 2018 on expenses related to restructuring liabilities.
During the remainder of fiscal year 2018, we expect to spend approximately $2.3 million for capital expenditures, primarily on equipment for development and manufacturing of new products and to support customer managed services.
As of December 29, 2017, our principal sources of liquidity consisted of the $40.6 million in cash, cash equivalents and short-term investments, $11.7 million of available credit under our $30.0 million SVB Credit Facility which expires on June 30, 2018 and future collections of receivables from customers. We regularly require letters of credit from some customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically our primary sources of liquidity have been cash flows from operations and credit facilities.
We believe that our existing cash and cash equivalents, the available line of credit under the SVB Credit Facility and future cash collections from customers will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for at least the next 12 months. Our SVB Credit Facility expires on June 30, 2018. While we intend to renew the SVB Credit Facility and expect the SVB Credit Facility to be renewed, there can be no assurance that the SVB Credit Facility will be renewed. In addition, there can be no assurance that our business will generate cash flow from operations, we will be in compliance with the quarterly financial covenants contained in the SVB Credit Facility, or that we will have a sufficient borrowing base under such facility, or that anticipated operational improvements will be achieved. If we are not in compliance with the financial covenants or do not have sufficient eligible accounts receivable to support our borrowing base, the availability of our credit facility is not certain or may be diminished. Over the longer term, if we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations that may arise in the future, we may be required to sell assets, reduce capital expenditures, or obtain financing. If we need to obtain additional financing, we cannot be assured that it will be available on favorable terms, or at all. Our ability to make scheduled principal payments or pay interest on or refinance any future indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the microwave communications market and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
Restructuring Payments
We had liabilities for restructuring activities totaling $0.6 million as of December 29, 2017, $0.3 million of which was classified as current liabilities and expected to be paid out in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.
Contractual Obligations and Commercial Commitments
The amounts disclosed in our fiscal 2017 Annual Report on Form 10-K filed with the SEC on September 6, 2017 include our commercial commitments and contractual obligations. During the first six months of fiscal 2018, no material changes occurred in our contractual obligations to purchase goods and services and to make payments under operating leases or our contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our fiscal 2017 Annual Report on Form 10-K. As of December 29, 2017, we had commercial commitments of $51.9 million outstanding that were not recorded in our unaudited condensed consolidated balance sheets. This is an increase of $17.1 million from the amount disclosed in our fiscal 2017 Annual Report on Form 10-K. Please refer to Note 10 Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q.
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
As of December 29, 2017, we had foreign currency forward contracts outstanding with a total notional amount of $4.7 million consisting of two currencies as follows:

Currency	Notional Contract Amount (Local Currency)	Notional Contract Amount (USD)
	(In thousands)
New Zealand dollar	5,400	$3,702
Nigeria Naira	331,200	1,000
Total of all currency forward contracts		$4,702
Net foreign exchange income (loss) recorded in our unaudited condensed consolidated statements of operations during the first six months of fiscal 2018 and 2017 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Amount included in costs of revenues	$(107)	$(64)	$(98)	$(280)
Amount included in other expense	(136)	2	(137)	(208)
Total foreign exchange loss, net	$(243)	$(62)	$(235)	$(488)
A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of December 29, 2017 would have an impact of approximately $0.4 million on the fair value of such instruments.
Certain of our international business are transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars for the first six months of fiscal 2018 was $0.6 million and was included as a component of stockholders’ equity. As of December 29, 2017 and June 30, 2017, the cumulative translation adjustment decreased our equity by $11.2 million and $11.8 million, respectively.

Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our credit facility.
Exposure on Cash Equivalents and Short-term Investments
We had $42.8 million in total cash, cash equivalents and short-term investments as of December 29, 2017. Cash equivalents and short-term investments totaled $22.7 million as of December 29, 2017 and were comprised of money market funds and bank certificates of deposit. Cash equivalents and short-term investments have been recorded at fair value on our balance sheet.
Our cash equivalents and short-term investments earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents and short-term investments held as of December 29, 2017 was 156 days, and these investments had an average yield of 7.18% per annum. A 10% change in interest rates on our cash equivalents and short-term investments is not expected to have a material impact on our financial position, results of operations or cash flows.
Exposure on Borrowings
During the first six months of fiscal 2018, we had $9.0 million of borrowings outstanding under the SVB Credit Facility that incurred interest at the prime rate plus a spread of 0.50% to 1.50% with such spread determined based on our adjusted quick ratio. During the first six months of fiscal 2018, our weighted average interest rate was 4.79% and the interest expense on these borrowings was insignificant.
A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations or cash flows since interest on our borrowings is not material to our overall financial position.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 29, 2017, are effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls Over Financial Reporting
There were no changes to our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during our first six months of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Date: February 8, 2018

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