Form 10-Q
period 2018-03-30
AVIAT NETWORKS, INC.
filed 2018-05-14
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act .  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock as of April 30, 2018 was 5,349,309 shares.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 30, 2018

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and par value amounts)	March 30, 2018	June 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$37,264	$35,658
Restricted cash	1,273	541
Short-term investments	276	264
Accounts receivable, net	38,459	45,945
Unbilled receivables	14,409	12,110
Inventories	22,087	21,794
Customer service inventories	1,609	1,871
Other current assets	5,967	6,402
Total current assets	121,344	124,585
Property, plant and equipment, net	16,915	16,406
Deferred income taxes	5,737	6,178
Other assets	9,888	5,407
TOTAL ASSETS	$153,884	$152,576
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$9,000	$9,000
Accounts payable	31,661	33,606
Accrued expenses	21,117	21,933
Advanced payments and unearned income	20,553	20,004
Restructuring liabilities	198	1,475
Total current liabilities	82,529	86,018
Unearned income	6,935	7,062
Other long-term liabilities	1,064	1,022
Reserve for uncertain tax positions	2,497	2,453
Deferred income taxes	1,610	1,681
Total liabilities	94,635	98,236
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 5,349,309 shares issued and outstanding at March 30, 2018; 5,317,766 shares issued and outstanding at June 30, 2017	53	53
Additional paid-in-capital	815,437	813,733
Accumulated deficit	(746,413)	(748,204)
Accumulated other comprehensive loss	(10,976)	(11,785)
Noncontrolling interests	1,148	543
Total equity	59,249	54,340
TOTAL LIABILITIES AND EQUITY	$153,884	$152,576
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Revenues:
Revenue from product sales	$40,686	$39,099	$113,472	$119,781
Revenue from services	21,407	19,601	66,526	65,662
Total revenues	62,093	58,700	179,998	185,443
Cost of revenues:
Cost of product sales	28,704	26,911	76,151	82,774
Cost of services	15,257	14,057	46,529	46,456
Total cost of revenues	43,961	40,968	122,680	129,230
Gross margin	18,132	17,732	57,318	56,213
Operating expenses:
Research and development expenses	4,754	4,264	14,696	13,682
Selling and administrative expenses	14,745	13,284	42,571	42,527
Restructuring (recovery) charges	(2)	111	(252)	343
Total operating expenses	19,497	17,659	57,015	56,552
Operating (loss) income	(1,365)	73	303	(339)
Interest income	49	42	149	168
Interest expense	(5)	(7)	(24)	(28)
Other (expense) income	(54)	341	(220)	164
(Loss) income before income taxes	(1,375)	449	208	(35)
Provision for (benefit from) income taxes	1,015	779	(2,188)	(826)
Net (loss) income	(2,390)	(330)	2,396	791
Less: Net income attributable to noncontrolling interests, net of tax	233	69	605	141
Net (loss) income attributable to Aviat Networks’ common stockholders	$(2,623)	$(399)	$1,791	$650

Net (loss) income per share of common stock outstanding:
Basic	$(0.49)	$(0.08)	$0.34	$0.12
Diluted	$(0.49)	$(0.08)	$0.32	$0.12
Weighted average shares outstanding:
Basic	5,344	5,310	5,331	5,286
Diluted	5,344	5,310	5,632	5,392
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Net (loss) income	$(2,390)	$(330)	$2,396	$791
Other comprehensive income (loss):
Net change in cumulative translation adjustments	188	229	809	(919)
Other comprehensive income (loss)	188	229	809	(919)
Comprehensive (loss) income	(2,202)	(101)	3,205	(128)
Less: Comprehensive income attributable to noncontrolling interests, net of tax	233	69	605	141
Comprehensive (loss) income attributable to Aviat Networks	$(2,435)	$(170)	$2,600	$(269)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	March 30, 2018	March 31, 2017
Operating Activities
Net income	$2,396	$791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	3,981	4,540
Provision for (recovery from) uncollectible receivables	48	(874)
Share-based compensation	1,689	1,511
Deferred tax assets, net	(2,823)	320
Charges for inventory and customer service inventory write-downs	376	1,026
Loss on disposition of property, plant and equipment	28	116
Gain on liquidation of subsidiary	—	(349)
Changes in operating assets and liabilities:
Accounts receivable	8,068	19,220
Unbilled receivables	(2,299)	(4,662)
Inventories	954	7,632
Customer service inventories	(351)	25
Accounts payable	(1,399)	(2,127)
Accrued expenses	(569)	(1,591)
Advanced payments and unearned income	(806)	(9,375)
Income taxes payable or receivable	(72)	1,214
Other assets and liabilities	(1,942)	(3,998)
Net cash provided by operating activities	7,279	13,419
Investing Activities
Payments for acquisition of property, plant and equipment	(5,048)	(3,195)
Net cash used in investing activities	(5,048)	(3,195)
Financing Activities
Proceeds from borrowings	27,000	24,000
Repayments of borrowings	(27,000)	(25,000)
Proceeds from issuance of common stock under employee stock plans	15	9
Net cash provided by (used in) financing activities	15	(991)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	60	(333)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	2,306	8,900
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	36,569	31,425
Cash, Cash Equivalents and Restricted Cash, End of Period	$38,875	$40,325

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of our management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the three and nine months ended March 30, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated.
We operate on a 52-week or 53-week year ending on the Friday closest to June 30. The first three quarters of fiscal 2018 and fiscal 2017 included 13 weeks in each quarter. Fiscal year 2018 will be comprised of 52 weeks and will end on June 29, 2018.
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
Summary of Significant Accounting Policies
There have been no material changes in our significant accounting policies as of and for the nine months ended March 30, 2018, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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
Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers with amendments issued in 2015 and 2016. This standard update will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption. We will adopt the new standard using the modified retrospective method at the beginning of our first quarter of fiscal 2019 with the cumulative effect recognized as an adjustment to the opening balance of our accumulated deficit (net of tax) as of June 30, 2018. Prior periods will not be retroactively adjusted and will continue to be reported under the accounting standards in effect for those periods. However, we will include additional disclosures of the amount by which each financial statement line item is impacted by the new standard as compared to the standard that was in effect prior to the adoption.
We are on schedule in establishing new accounting policies, implementing systems and processes (including more extensive use of estimates), and internal controls necessary to support the requirements of the new standard. We have completed our preliminary assessment of the financial statement impact of the new standard and will continue to update that assessment as more information becomes available. We expect the timing of revenue recognition to change in certain areas, including our services segment’s installation revenue (and related costs), which upon adoption, will be recognized over a period of time rather than at a point in time. Certain product revenues are also expected to be accelerated to reflect when the control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. The remaining deferred revenue and related deferred costs (net of tax) as of the adoption date relating to the satisfied portion of the performance obligations of these contracts in process will be recorded through accumulated deficit as of June 30, 2018.
Additionally, the analysis of our contracts under the new revenue recognition standard supports the recognition of revenue over time under the cost-to-cost method for some of our contracts, which is consistent with our current revenue recognition model. Revenue on these contracts will continue to be recognized over time based on a percentage-of-completion basis because of the continuous transfer of control to the customer as they meet one or more of the criteria established in the new revenue standard. Under the new standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as we incur costs. The ongoing effect of recording revenue on a percentage-of-completion basis within these businesses is not expected to be material. In addition, the number of our performance obligations within our financial accounting and reporting model under the existing standard is not expected to be materially different under the new standard. This preliminary assessment is based on the types and number of revenue arrangements currently in place. The exact impact of the new standard will be dependent on facts and circumstances at the point of adoption and could vary from quarter to quarter. We are still finalizing the calculation of the impact of this change to our accumulated deficit as of June 30, 2018.
We have considered the impact of the guidance in ASC 340-40, Other Assets and Deferred Costs; Contracts with Customers, and the interpretations of the FASB Transition Resource Group for Revenue Recognition (TRG) with respect to capitalization and amortization of incremental costs of obtaining a contract (e.g., sales commission). In conjunction with this interpretation, we have elected to implement the practical expedient clause allowing for incremental costs to be recognized as an expense when incurred if the period of the asset recognition is one year or less, and amortized over the period of performance, if the period of the asset recognition is greater than one year. We are continuing to assess all potential impacts of the guidance on our unaudited condensed consolidated financial statements and given normal ongoing business dynamics, preliminary conclusions are subject to change.
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
The following table presents the computation of basic and diluted net (loss) income per share attributable to our common stockholders:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Numerator:
Net (loss) income attributable to Aviat Networks	$(2,623)	$(399)	$1,791	$650

Denominator:
Weighted average shares outstanding, basic	5,344	5,310	5,331	5,286
Effect of potentially dilutive equivalent shares	—	—	301	106
Weighted average shares outstanding, diluted	5,344	5,310	5,632	5,392

Net (loss) income per share of common stock outstanding:
Basic	$(0.49)	$(0.08)	$0.34	$0.12
Diluted	$(0.49)	$(0.08)	$0.32	$0.12

The following table summarizes the weighted-average equity awards that were excluded from the diluted net income per share calculations since they were antidilutive:

	Three Months Ended		Nine Months Ended
(In thousands)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Stock options	343	398	333	423
Restricted stock units and performance stock units	437	455	—	—
Total potential shares of common stock excluded	780	853	333	423
Note 3. Balance Sheet Components
Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of our cash, cash equivalents and restricted cash:

(In thousands)	March 30, 2018	June 30, 2017
Cash and cash equivalents	$37,264	$35,658
Restricted cash	1,273	541
Restricted cash included in Other assets	338	370
Total cash, cash equivalents, and restricted cash	$38,875	$36,569
The restricted cash in the amount of $1.3 million above became unrestricted in April 2018.
Accounts Receivable, net
Our net accounts receivable were as follows:

(In thousands)	March 30, 2018	June 30, 2017
Accounts receivable	$41,152	$49,864
Less allowances for collection losses	(2,693)	(3,919)
	$38,459	$45,945
Inventories
Our inventories were as follows:

(In thousands)	March 30, 2018	June 30, 2017
Finished products	$17,216	$16,619
Work in process	2,883	3,088
Raw materials and supplies	1,988	2,087
Total inventories	$22,087	$21,794
Deferred cost of revenue included within finished goods	$5,628	$7,120
Consigned inventories included within raw materials and supplies	$1,237	$1,268
We record recovery or charges to adjust our inventory and customer service inventory due to excess and obsolete inventory resulting from lower sales forecasts, product transitioning or discontinuance. During the three and nine months ended March 30, 2018, we recorded a net recovery of $0.1 million and $0.3 million, respectively, related to previously reserved inventory due to sell through. During the three and nine months ended March 31, 2017, we recorded a net recovery of $0.4 million and a net write down charge of $0.2 million, respectively. Such recovery or charges during the three and nine months ended March 30, 2018 and March 31, 2017 were classified in cost of product sales as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Excess and obsolete inventory (recovery) charges	$(138)	$(399)	$(280)	$168
Customer service inventory write-downs	309	328	656	858
	$171	$(71)	$376	$1,026
Property, Plant and Equipment, net
Our property, plant and equipment, net were as follows:

(In thousands)	March 30, 2018	June 30, 2017
Land	$710	$710
Buildings and leasehold improvements	11,445	11,442
Software	15,502	14,803
Machinery and equipment	47,399	43,174
	75,056	70,129
Less accumulated depreciation and amortization	(58,141)	(53,723)
	$16,915	$16,406
Depreciation and amortization expense related to property, plant and equipment was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Depreciation and amortization	$1,391	$1,404	$3,981	$4,540
Accrued Expenses
Our accrued expenses are summarized below:

(In thousands)	March 30, 2018	June 30, 2017
Accrued compensation and benefits	$8,082	$8,317
Accrued warranties	3,172	3,056
Other	9,863	10,560
	$21,117	$21,933
Accrued Warranties
We accrue for the estimated cost to repair or replace products under warranty at the time of sale. Changes in our warranty liability, which is included as a component of accrued expenses in the unaudited condensed consolidated balance sheets were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Balance as of the beginning of the period	$3,168	$3,559	$3,056	$3,944
Warranty provision recorded during the period	589	597	1,817	1,413
Consumption during the period	(585)	(656)	(1,701)	(1,857)
Balance as of the end of the period	$3,172	$3,500	$3,172	$3,500
Advanced payments and Unearned Income
Our advanced payments and unearned income are summarized below:

(In thousands)	March 30, 2018	June 30, 2017
Advanced payments	$6,727	$8,760
Unearned income	13,826	11,244
	$20,553	$20,004
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
The carrying amounts, estimated fair values and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of March 30, 2018 and June 30, 2017 were as follows:

	March 30, 2018		June 30, 2017		Valuation Inputs
(In thousands)	Cost	Fair Value	Cost	Fair Value
Assets:
Cash equivalents:
Money market funds	$17,789	$17,789	$22,059	$22,059	Level 1
Bank certificates of deposit	$13	$13	$66	$66	Level 2
Short term investments:
Bank certificates of deposit	$276	$276	$264	$264	Level 2
Other current assets:
Foreign exchange forward contracts	$153	$153	$—	$—	Level 2
Liabilities:
Other accrued expenses:
Foreign exchange forward contracts	$2	$2	$5	$5	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items mainly are money market funds. As of March 30, 2018 and June 30, 2017, these money market funds were valued at $1.00 net asset value per share.

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
As of March 30, 2018 and June 30, 2017, we did not have any recurring assets or liabilities that were valued using significant unobservable inputs.
Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first nine months of fiscal 2018 and 2017, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.
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
Our outstanding debt under the SVB Credit Facility was $9.0 million as of March 30, 2018 and June 30, 2017. The SVB Credit Facility carries an interest rate computed at the daily prime rate as published in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. During the first nine months of fiscal year 2018, the weighted average interest rate on our outstanding loan was 4.90%. As of March 30, 2018, available credit under the SVB Credit Facility was $6.9 million reflecting the calculated borrowing base of $18.6 million less existing borrowings of $9.0 million and outstanding letters of credit of $2.7 million.
The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with SVB may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 2% above the applicable interest rate. As of March 30, 2018, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility.
In addition, we have an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our subsidiary located there. This line of credit provides for $0.3 million in short-term advances at various interest rates, all of which was available as of March 30, 2018 and June 30, 2017. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of March 30, 2018. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.

Note 6. Restructuring Activities
The following table summarizes our restructuring related activities during the first nine months of fiscal 2018:

	Severance and Benefits			Facilities and Other			Total
(In thousands)	Fiscal 2016-2017 Plan	Fiscal 2015-2016 Plan	Fiscal 2013-2014 Plan	Fiscal 2015-2016 Plan	Fiscal 2014-2015 Plan	Fiscal 2013-2014 Plan
Accrual balance, June 30, 2017	$315	$99	$64	$563	$168	$505	$1,714
Charges (recovery), net	(3)	—	—	—	1	4	2
Cash payments	(253)	—	—	—	(102)	(306)	(661)
Foreign exchange impact	(1)	2	—	18	—	—	19
Accrual balance, September 29, 2017	$58	$101	$64	$581	$67	$203	$1,074
(Recovery) charges, net	—	—	—	(252)	—	—	(252)
Cash payments	(2)	—	—	—	(67)	(203)	(272)
Foreign exchange impact	—	1	—	7	—	—	8
Accrual balance, December 29, 2017	$56	$102	$64	$336	$—	$—	$558
(Recovery) charges, net	(2)	—	—	—	—	—	(2)
Cash payments	(19)	(66)	—	(13)	—	—	(98)
Foreign exchange impact	—	—	—	(2)	—	—	(2)
Accrual balance, March 30, 2018	$35	$36	$64	$321	$—	$—	$456
As of March 30, 2018, $0.2 million of the accrual balance was in short-term restructuring liabilities while $0.3 million was included in other long-term liabilities on the unaudited condensed consolidated balance sheets. In January 2018, we reached an agreement with a certain foreign government which allowed us to reduce our estimated payments relating to the fiscal 2014-2015 restructuring plan by $0.3 million. We recorded this reduction in the second quarter of fiscal 2018.
We have completed the restructuring activities under each of the plans referenced in the table above. Remaining payments for these plans will be paid through fiscal year 2020.
Note 7. Equity
As of March 30, 2018, we had two stock incentive plans for our employees and nonemployee directors, the 2018 Incentive Plan and the 2007 Stock Equity Plan, as amended and restated effective November 13, 2015 (the “2007 Stock Plan”). The 2018 Incentive Plan was approved by the stockholders’ during the fiscal year 2017 Annual Stockholders’ Meeting and it added 500,000 shares to the equity pool of shares available to grant to employees. During the first nine months of fiscal 2018, we issued 785 shares of common stock under the Employee Stock Purchase Plan (ESPP), and 191 shares of common stock for options exercised.

Total compensation expense for share-based awards included in our unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
By Expense Category:
Cost of revenues	$53	$48	$152	$151
Research and development	36	38	114	100
Selling and administrative	446	479	1,423	1,260
Total share-based compensation expense	$535	$565	$1,689	$1,511
By Types of Award:
Options	$36	$36	$104	$225
Restricted and performance stock awards and units	499	529	1,585	1,286
Total share-based compensation expense	$535	$565	$1,689	$1,511
As of March 30, 2018, there was less than $0.1 million of total unrecognized compensation expense related to nonvested stock options granted under our 2007 Stock Plan. This expense is expected to be recognized over a weighted average period of 0.34 years. As of March 30, 2018, there was $2.0 million of total unrecognized compensation expense related to nonvested stock awards and units granted under our 2007 Stock Plan. This expense is expected to be recognized over a weighted average period of 0.97 years.
Note 8. Segment and Geographic Information
We operate in one reportable business segment: the design, manufacturing and sale of a range of wireless networking products, solutions and services. We conduct business globally and our sales and support activities are managed on a geographic basis. Our Chief Executive Officer is our Chief Operating Decision Maker.
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for the three and nine months ended March 30, 2018 and March 31, 2017 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
North America	$31,756	$29,188	$99,743	$97,125
Africa and Middle East	17,623	17,335	43,767	48,454
Europe and Russia	3,638	4,012	11,898	11,329
Latin America and Asia Pacific	9,076	8,165	24,590	28,535
Total Revenue	$62,093	$58,700	$179,998	$185,443
During the three and nine months ended March 30, 2018, Mobile Telephone Networks Group (MTN Group) accounted 17% and 14%, respectively, of our total revenue. During the three and nine months ended March 31, 2017, MTN Group accounted for 19% and 13%, respectively, of our total revenue. MTN Group accounted for 18% of our accounts receivable as of both March 30, 2018 and June 30, 2017. We have a contract with MTN Group, as well as separate arrangements with its various subsidiaries. The loss of all business from MTN Group, or any other significant customers, could adversely affect our results of operations, cash flows and financial position.
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
The determination of our tax benefit for the first nine months of fiscal 2018 and 2017 was based on our estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. The tax benefit for the first nine months of fiscal 2018 was primarily attributable to the foreign tax refunds received from the Inland Revenue Authority of Singapore (“IRAS”) of $1.3 million and the release of a valuation allowance related to the refundable AMT credit of $3.3 million as provided under the Tax Act, offset by tax expense related to profitable subsidiaries. The tax benefit for the first nine months of fiscal 2017 was primarily attributable to a foreign tax refund received from the IRAS of $3.7 million, offset by the tax expense related to profitable subsidiaries.
During the fiscal year 2014, we received an assessment letter from IRAS related to deductions claimed in prior years and made a payment of $13.2 million related to tax years 2007 through 2010, reflecting all the taxes incrementally assessed by IRAS. Since the initial assessment, we continued to challenge this assessment. During the first quarter of fiscal 2017, we received an initial refund of $3.7 million from IRAS. During the first quarter of fiscal 2018, we received an additional refund of $1.3 million from IRAS which represents a final settlement. These refunds were recorded as a discrete tax benefit during the quarter the respective payment was received. During the second quarter of fiscal 2018, we recorded a valuation allowance release of $3.3 million related to refundable AMT credit under the Tax Act as a discrete benefit and recorded as a long-term receivable in our “Other assets” in our unaudited condensed consolidated balance sheet. Under the Tax Act, any carryforward AMT tax credits can be refunded if not fully utilized by fiscal year 2022. We expect to receive the refund of this tax benefit starting in our fiscal year 2020.
We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions include the U.S., Singapore, Nigeria and the Ivory Coast. The earliest years that are open and subject to potential audits for these jurisdictions are as follows: U.S. — 2003; Singapore — 2011; Nigeria — 2011, and Ivory Coast — 2016.
We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign and state income taxes. Such interest expense was not material for the three and nine months ended March 30, 2018 and March 31, 2017.
The SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
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
Reduction of U.S. Federal Corporate Tax Rate: The Tax Act reduces the corporate tax rate to 21.0%, effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $53.8 million with a corresponding net adjustment to valuation allowance of $53.8 million for the period ended December 29, 2017. While we are able to make a reasonable estimate of the impact of the reduction in the corporate rate, such estimate may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.
Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of our relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We are able to make a reasonable estimate of the Transition Tax and currently do not believe we will be charged this tax, due to preliminary calculations of net negative E&P for our foreign subsidiaries subjected to this tax. However, we are continuing to gather additional information to more precisely compute the amount of the Transition Tax.
Our accounting for the following elements of the Tax Act is incomplete, and we are not yet able to make reasonable estimates of the effects. Therefore, no provisional adjustments have been recorded.
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
Valuation Allowances: The company must assess whether valuation allowance assessments are affected by various aspects of the Tax Act (e.g., deemed repatriation of deferred foreign income, GILTI inclusions, new categories of FTCs, AMT repeal). During the second quarter of fiscal 2018, we recorded a valuation allowance release of $3.3 million related to refundable AMT credit under the Tax Act as a discrete benefit. Under the Tax Act, any carryforward AMT tax credits can be refunded if not fully utilized by fiscal year 2022.
Note 10. Commitments and Contingencies
Operating Lease Commitments
We lease office and manufacturing facilities under non-cancelable operating leases expiring at various dates through 2024. We lease approximately 19,000 square feet of office space in Milpitas, California as our corporate headquarters.
As of March 30, 2018, our future minimum lease payments under all non-cancelable operating leases with an initial lease term in excess of one year were as follows:

Fiscal Years	Amounts
(In thousands)
2018 (one quarter remaining)	$583
2019	1,843
2020	1,232
2021	928
2022	208
Thereafter	2,023
Total	$6,817
These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We sublease a portion of our facilities to third parties and the total minimum rents to be received in the future under our non-cancelable subleases were $0.1 million as of March 30, 2018. The future minimum lease payments are not reduced by the minimum sublease rents.
Rental expense for operating leases, including rentals on a month-to-month basis, was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Rent expense	$906	$987	$2,804	$2,134
Purchase Orders and Other Commitments
From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf, in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of March 30, 2018, we had outstanding purchase obligations with our suppliers or contract manufacturers of $20.0 million. In addition, we had contractual obligations of approximately $0.3 million associated with software licenses as of March 30, 2018.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of March 30, 2018, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of March 30, 2018, we had commercial commitments of $54.7 million outstanding that were not recorded on our unaudited condensed consolidated balance sheets. We do not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on the performance guarantees in the future.

Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our products infringe the intellectual property rights of a third party. As of March 30, 2018, we have not received any notices that any customer is subject to an infringement claim arising from the use of our products; we have not received any requests to defend any customers from infringement claims arising from the use of our products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our products. Because the outcome of infringement disputes is related to the specific facts of each case, and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of March 30, 2018, we had not recorded any liabilities related to these indemnifications.
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
Note 11. Subsequent Event
On May 13, 2018, our Board of Directors authorized a stock repurchase program. Under the program, we may purchase up to $7.5 million of our common stock beginning May 17, 2018. We intend to repurchase shares through authorized Rule 10b5-1 plans (which would permit us to repurchase shares when we might otherwise be precluded from doing so under insider trading laws), open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Security Exchange Act of 1934. We may choose to suspend or discontinue the repurchase program at any time. The repurchase program does not obligate us to purchase any particular number of shares.

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
Although the general trend of increasing bandwidth to support communication networks applies in all markets and creates demand for our solutions, we expect to see quarter-to-quarter fluctuations within markets and with individual customers based on customers’ past purchasing patterns. Seasonality is also a factor that impacts our business. Our fiscal third quarter revenue and orders have historically been lower than the revenue and orders in our second fiscal quarter because many of our customers utilize a significant portion of their capital budgets at the end of their fiscal years, which is typically the calendar year end and coincides with our second fiscal quarter. The majority of our customers begin a new fiscal year on January 1, and capital expenditures tend to be lower in an organization’s first quarter than in its fourth quarter. We anticipate that this seasonality will continue. The seasonality between the second quarter and third quarter may be affected by a variety of additional factors, including changes in the global economy.
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
Operations Review
The market for mobile backhaul continues to be our primary addressable market segment and, over the long term, the demand for increasing the backhaul capacity in our customers’ networks continues to grow. In North America, we supported long-term evolution (“LTE”) deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of some large 3G deployments, and the emergence of early stage LTE deployments. Our international business continues to be affected by fluctuations in currency valuation relative to the U.S. dollar, which may limit local purchasing power and capital spending, slow the payments from customers in those affected locations and cause variations in our overall operating costs. Our position continues to be to support our customers for LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. We continue to find that our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. However, as disclosed above and in the “Risk Factors” section in Item 1A of our fiscal 2017 Annual Report on Form 10-K, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we service.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe and Russia, and (3) Latin America and Asia Pacific. Revenue by region for the three and nine months ended March 30, 2018 and March 31, 2017 and the related changes were shown in the table below:

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 30, 2018	March 31, 2017	$ Change	% Change	March 30, 2018	March 31, 2017	$ Change	% Change
North America	$31,756	$29,188	$2,568	8.8%	$99,743	$97,125	$2,618	2.7%
Africa and Middle East	17,623	17,335	288	1.7%	43,767	48,454	(4,687)	(9.7)%
Europe and Russia	3,638	4,012	(374)	(9.3)%	11,898	11,329	569	5.0%
Latin America and Asia Pacific	9,076	8,165	911	11.2%	24,590	28,535	(3,945)	(13.8)%
Total Revenue	$62,093	$58,700	$3,393	5.8%	$179,998	$185,443	$(5,445)	(2.9)%
Our revenue in North America increased $2.6 million, or 8.8%, during the third quarter of fiscal 2018 compared with the same period of fiscal 2017. On a year-to-date basis, North America revenue increased by $2.6 million, or 2.7%, compared with the same period in fiscal 2017. In the quarter and year-to-date our sales to both private networks and mobile operator increased compared to fiscal 2017.
Our revenue in Africa and the Middle East increased $0.3 million, or 1.7%, for the third quarter of fiscal 2018 compared with the same period of fiscal 2017. The increase in revenue was primarily due to higher sales volume to our private network customers in the region. On a year-to-date basis, Africa and the Middle East revenue decreased $4.7 million, or 9.7%, compared with the same period in fiscal 2017. The year-to-date decrease in the region was primarily from lower sales to mobile operator customers in Africa.
Revenue in Europe and Russia decreased $0.4 million, or 9.3%, for the third quarter of fiscal 2018 compared with the same quarter of fiscal 2017. The decrease was due to lower sales to private network customers in the region. On a year-to-date basis, revenue in Europe and Russia increased $0.6 million, or 5.0%, from the same period in fiscal 2017. The increase was from higher sales to mobile operator customers.
Revenue in Latin America and Asia Pacific increased $0.9 million, or 11.2%, during the third quarter of fiscal 2018 compared with the same period in fiscal 2017. The increase was primarily due to higher sales volume to our customers in both regions. On a year-to-date basis, revenue in Latin America and Asia Pacific decreased $3.9 million, or 13.8%, from the same period in fiscal 2017 mainly due to decreased sales to large mobile operator customers in Asia Pacific and larger customers in Latin America.

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 30, 2018	March 31, 2017	$ Change	% Change	March 30, 2018	March 31, 2017	$ Change	% Change
Product sales	$40,686	$39,099	$1,587	4.1%	$113,472	$119,781	$(6,309)	(5.3)%
Services	21,407	19,601	1,806	9.2%	66,526	65,662	864	1.3%
Total Revenue	$62,093	$58,700	$3,393	5.8%	$179,998	$185,443	$(5,445)	(2.9)%
Our revenue from product sales increased $1.6 million, or 4.1%, for the third quarter of fiscal 2018 compared with the same period in fiscal 2017. Product volumes increased over the same quarter in fiscal 2017 in North America and Latin America and Asia Pacific with lesser reductions in Europe and Middle East Africa. Our services revenue increased by $1.8 million, or 9.2%, during the third quarter of fiscal 2018 compared with the same period of fiscal 2017, due to increased service activities in all regions except for Latin America.
Our revenue from product sales decreased by $6.3 million, or 5.3%, for the first nine months of fiscal 2018 compared with the same period in fiscal 2017. The decrease came primarily from weaker product sales in all international regions, offset in part by stronger sales in North America. Our services revenue increased by $0.9 million, or 1.3%, during the first nine months of fiscal 2018 compared with the same period of fiscal 2017, due to higher service activities in most regions, except for the Latin America and Asia Pacific.
Gross Margin

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 30, 2018	March 31, 2017	$ Change	% Change	March 30, 2018	March 31, 2017	$ Change	% Change
Revenue	$62,093	$58,700	$3,393	5.8%	$179,998	$185,443	$(5,445)	(2.9)%
Cost of revenue	43,961	40,968	2,993	7.3%	122,680	129,230	(6,550)	(5.1)%
Gross margin	$18,132	$17,732	$400	2.3%	$57,318	$56,213	$1,105	2.0%
% of revenue	29.2%	30.2%			31.8%	30.3%
Product margin %	29.4%	31.2%			32.9%	30.9%
Service margin %	28.7%	28.3%			30.1%	29.2%
Gross margin for the three and nine months ended March 30, 2018 increased by $0.4 million, or 2.3%, and $1.1 million, or 2.0%, respectively, compared with the three and nine months ended March 31, 2017. The margin increase in the quarter resulted from improved service margins primarily in Middle East Africa and North America. The year to year increase came from improved profitability of service projects in Middle East Africa, as well as a decrease in supply chain costs.
Gross margin as a percentage of revenue decreased in the third quarter of fiscal 2018 compared with the same period in fiscal 2017 due to reduced product margins offset in part by an increased in service margins. Product margin as a percentage of product revenue decreased from the prior year quarter primarily due to lower project margins delivering in the quarter. Service margin as a percentage of service revenue increased due to continued efforts to improve execution of our field services and after sales support projects.
On a year-to-date basis, gross margin as a percentage of revenue increased due to lower supply chain costs and higher margin on both product and service. Gross margin rates in our services businesses in most international sectors improved compared with the same period in fiscal 2017 and North America is slightly down from fiscal 2017. Product margin as a percentage of product revenue increased in the first nine months of fiscal 2018 over the same period in fiscal 2017 primarily due to reduced supply chain costs as well as improved product margins in Africa and Asia-Pacific.
Research and Development Expenses

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 30, 2018	March 31, 2017	$ Change	% Change	March 30, 2018	March 31, 2017	$ Change	% Change
Research and development	$4,754	$4,264	$490	11.5%	$14,696	$13,682	$1,014	7.4%
% of revenue	7.7%	7.3%			8.2%	7.4%

Our research and development expenses increased $0.5 million, or 11.5%, in the third quarter of fiscal 2018 compared with the same period in fiscal 2017. The increase was due to a $0.1 million increase in professional service expense and a $0.4 million increase in compensation and related employee expenses as we hired additional employees to support various research and development projects and incurred higher health insurance costs.
Our research and development expenses increased $1.0 million, or 7.4%, in the first nine months of fiscal 2018 compared with the same period in fiscal 2017. The increase was primarily due to a $0.9 million increase in compensation and related employee expenses as we hired additional employees to support various research and development projects and incurred higher health insurance costs and $0.5 million additional spending in professional service expense. The increase was offset by $0.2 million of higher economic incentive grant credit in the first nine months of fiscal 2018 and a $0.2 million decrease in depreciation expense due to time lapsed.
Selling and Administrative Expenses

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 30, 2018	March 31, 2017	$ Change	% Change	March 30, 2018	March 31, 2017	$ Change	% Change
Selling and administrative	$14,745	$13,284	$1,461	11.0%	$42,571	$42,527	$44	0.1%
% of revenue	23.7%	22.6%			23.7%	22.9%
Our selling and administrative expenses increased $1.5 million, or 11.0%, in the third quarter of fiscal 2018 compared with the same periods in fiscal 2017. The increase for the third quarter of fiscal 2018 compared with the same quarter in fiscal 2017 was primarily due to a $1.3 million increase in compensation and related employee expenses due to increase in health insurance costs, a $0.3 million increase in sales commissions and a $0.1 million increase in professional services expense offset by a $0.2 million savings in facilities costs due to our relocation to a new facility in fiscal 2017.
The slight increase for the first nine months of fiscal 2018 compared with the same period in fiscal 2017 was primarily due to a $0.9 million increase in bad debt expense as the recovery of bad debt of $0.9 million in the first nine months of fiscal 2017 was not repeated in the first nine months of fiscal 2018 and a $0.8 million increase in compensation and related employee expenses due to increase in health insurance costs. These increases were offset by a $1.1 million decrease in facility costs, a $0.3 million decrease in professional fees, and a $0.2 million decrease in depreciation expenses.
Restructuring Charges

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 30, 2018	March 31, 2017	$ Change	% Change	March 30, 2018	March 31, 2017	$ Change	% Change
Restructuring (recovery) charges	$(2)	$111	$(113)	(101.8)%	$(252)	$343	$(595)	(173.5)%
Our restructuring expenses in the three and nine months ended March 31, 2017 consisted primarily of the facility costs related to our previous headquarters in Santa Clara. During the second quarter of fiscal 2018, based on communications with a certain foreign government, we reduced our estimated payments relating to the fiscal 2014-2015 restructuring plan by $0.3 million.
Interest Income, Interest Expense and Other (Expense) Income

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 30, 2018	March 31, 2017	$ Change	% Change	March 30, 2018	March 31, 2017	$ Change	% Change
Interest income	$49	$42	$7	16.7%	$149	$168	$(19)	(11.3)%
Interest expense	$(5)	$(7)	$2	(28.6)%	$(24)	$(28)	$4	(14.3)%
Other (expense) income	$(54)	$341	$(395)	(115.8)%	$(220)	$164	$(384)	(234.1)%
Interest income reflected interest earned on our cash equivalents which were comprised of money market funds and certificates of deposit.
Interest expense was primarily related to interest associated with borrowings under the SVB Credit Facility and discounts on customer letters of credit.

Other (expense) income was primarily comprised of a foreign exchange loss related to a dividend declared by our Nigeria entity (a partnership for U.S. tax purposes) to our Aviat U.S. entity.
Income Taxes

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 30, 2018	March 31, 2017	$ Change	% Change	March 30, 2018	March 31, 2017	$ Change	% Change
(Loss) income before income taxes	$(1,375)	$449	$(1,824)	(406.2)%	$208	$(35)	$243	(694.3)%
Provision for (benefit from) income taxes	$1,015	$779	$236	30.3%	$(2,188)	$(826)	$(1,362)	164.9%
We estimate our annual effective tax rate at the end of each quarterly period, and we record the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances. During the first quarter of fiscal 2017, we received a tax refund of $3.7 million from the IRAS related to an assessment we paid in fiscal year 2014 related to deductions claimed in tax years 2007 through 2010. During the first quarter of fiscal 2018, we received an additional refund of $1.3 million from IRAS which represented a final settlement. Both tax refunds were recorded as a discrete tax benefit during the quarter the respective payment was received. During the second quarter of fiscal 2018, we recorded a valuation allowance release of $3.3 million related to refundable AMT credit under the Tax Act as a discrete benefit. We expect to receive the refund of this tax benefit starting in our fiscal year 2020. The determination of the effective tax rate reflects tax expense and benefit generated in certain jurisdictions. However, jurisdictions with a year-to-date loss where no tax benefit can be recognized are excluded from the annual effective tax rate.
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
Liquidity, Capital Resources and Financial Strategies
Sources of Cash
As of March 30, 2018, our total cash, cash equivalents, restricted cash, and short-term investments were $38.8 million. Approximately $17.1 million, or 44.0% was held in the United States. The remaining balance of $21.7 million, or 56.0%, was held by entities outside the United States. As of March 30, 2018, $1.3 million was classified as restricted cash as it was being held by the bank; however, this amount was released in April 2018.
Cash provided by operating activities was $7.3 million in the first nine months of fiscal 2018 as compared to cash provided by operating activities of $13.4 million in the first nine months of fiscal 2017. Cash provided by operating activities is presented as net income adjusted for non-cash items and changes in operating assets and liabilities. Net contribution of non-cash items to cash provided by operating activities decreased by $3.0 million and net contribution of changes in operating assets and liabilities to cash provided by operating activities increased by $4.8 million for the first nine months of fiscal 2018 as compared to the same period in fiscal 2017.
The $3.0 million decrease in the net contribution of non-cash items to cash provided by operating activities was primarily due to a $3.1 million net decrease in deferred tax expense of which $3.3 million was related to the release of a valuation allowance for Alternative Minimum Tax, a $0.7 million decrease in charges for inventory write-downs, a $0.6 million decrease in depreciation and amortization of property, plant and equipment, offset by a $0.9 million change in provision for receivables as we had a bad debt recovery of $0.9 million in the first nine months of fiscal 2017 and a $0.2 million increase in share-based compensation expense.
Changes in operating assets and liabilities resulted in a net increase of $4.8 million to cash provided by operating activities for the first nine months of fiscal 2018 as compared to the same period in 2017. Accounts receivable and unbilled costs fluctuate from period to period, depending on the amount, timing of sales and billing activities as well as cash collections. The fluctuations in accounts payable and accrued expenses were primarily due to the timing of liabilities incurred and vendor payments. The change in inventories and in customer service inventories were primarily due to demand and our focus on improving our inventory management. The decrease in customer advanced payments and unearned income was due to the timing of payment from customers and revenue recognition. We used $1.0 million in cash during the first nine months of fiscal 2018 on expenses related to restructuring liabilities.
During the remainder of fiscal year 2018, we expect to spend approximately $1.0 million for capital expenditures, primarily on equipment for development and manufacturing of new products and to support customer managed services.
As of March 30, 2018, our principal sources of liquidity consisted of the $37.5 million in cash, cash equivalents and short-term investments, $6.9 million of available credit under our $30.0 million SVB Credit Facility which expires on June 30, 2018 and future collections of receivables from customers. We regularly require letters of credit from some customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically our primary sources of liquidity have been cash flows from operations and credit facilities.
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
Restructuring Payments
We had liabilities for restructuring activities totaling $0.5 million as of March 30, 2018, $0.2 million of which was classified as current liabilities and expected to be paid out in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.
Contractual Obligations and Commercial Commitments
The amounts disclosed in our fiscal 2017 Annual Report on Form 10-K filed with the SEC on September 6, 2017 include our commercial commitments and contractual obligations. During the first nine months of fiscal 2018, no material changes occurred in our contractual obligations to purchase goods and services and to make payments under operating leases or our contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our fiscal 2017 Annual Report on Form 10-K. As of March 30, 2018, we had commercial commitments of $54.7 million outstanding that were not recorded in our unaudited condensed consolidated balance sheets. This is an increase of $20.0 million from the amount disclosed in our fiscal 2017 Annual Report on Form 10-K. Please refer to Note 10 Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q.
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
We use foreign exchange forward contracts to hedge forecasted foreign currency transactions relating to forecasted sales and purchase transactions. Beginning the fourth quarter of fiscal 2015, we no longer prepared contemporaneous documentation of hedges for the new foreign exchange forward contracts we entered. As a result, the foreign exchange hedges no longer qualified as cash flow hedges. The changes in fair value related to the hedges were recorded in income or expenses line items on our statements of operations.
We also enter into foreign exchange forward contracts to mitigate the change in fair value of specific non-functional currency assets and liabilities on the balance sheet. All balance sheet hedges are marked to market through earnings every period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities.
As of March 30, 2018, we had foreign currency forward contracts outstanding with a total notional amount of $5.3 million consisting of four currencies as follows:

Currency	Notional Contract Amount (Local Currency)	Notional Contract Amount (USD)
	(In thousands)
Canadian	250	$192
Euro	350	432
New Zealand dollar	5,900	4,207
South African rand	5,746	493
Total of all currency forward contracts		$5,324
Net foreign exchange (loss) income recorded in our unaudited condensed consolidated statements of operations during the three and nine months of fiscal 2018 and 2017 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Amount included in costs of revenues	$58	$(322)	$(40)	$(602)
Amount included in other expense	(51)	339	(188)	131
Total foreign exchange loss, net	$7	$17	$(228)	$(471)
A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of March 30, 2018 would have an impact of approximately $0.5 million on the fair value of such instruments.
Certain of our international business are transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars for the first nine months of fiscal 2018 was $0.8 million and was included as a component of stockholders’ equity. As of March 30, 2018 and June 30, 2017, the cumulative translation adjustment decreased our equity by $11.0 million and $11.8 million, respectively.

Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our credit facility.
Exposure on Cash Equivalents and Short-term Investments
We had $38.8 million in total cash, cash equivalents and short-term investments as of March 30, 2018. Cash equivalents and short-term investments totaled $18.1 million as of March 30, 2018 and were comprised of money market funds and bank certificates of deposit. Cash equivalents and short-term investments have been recorded at fair value on our balance sheet.
Our cash equivalents and short-term investments earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The weighted average days to maturity for cash equivalents and short-term investments held as of March 30, 2018 was 71 days, and these investments had an average yield of 7.12% per annum. A 10% change in interest rates on our cash equivalents and short-term investments is not expected to have a material impact on our financial position, results of operations or cash flows.
Exposure on Borrowings
During the first nine months of fiscal 2018, we had $9.0 million of borrowings outstanding under the SVB Credit Facility that incurred interest at the prime rate plus a spread of 0.50% to 1.50% with such spread determined based on our adjusted quick ratio. During the first nine months of fiscal 2018, our weighted average interest rate was 4.90% and the interest expense on these borrowings was insignificant.
A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations or cash flows since interest on our borrowings is not material to our overall financial position.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 30, 2018, are effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls Over Financial Reporting
There were no changes to our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during our first nine months of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Date: May 14, 2018

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

4.2	Aviat Networks, Inc. 2018 Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on February 12, 2018, File No. 001-33278)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document