Form 10-K
period 2018-06-29
AVIAT NETWORKS, INC.
filed 2018-08-28
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2018 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of December 29, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $45.0 million. For purposes of this calculation, the registrant has assumed that its directors, executive officers and holders of 5% or more of the outstanding common stock are affiliates.
As of August 15, 2018, there was 5,370,278 shares of the registrant’s common stock outstanding.
_________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended June 29, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AVIAT NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 29, 2018

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
These forward-looking statements are based on estimates reflecting the current beliefs of the senior management of Aviat Networks. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to, the following:

•	continued price and margin erosion as a result of increased competition in the microwave transmission industry;

•	the impact of the volume, timing and customer, product and geographic mix of our product orders;

•	our ability to meet financial covenant requirements which could impact, among other things, our liquidity;

•	the timing of our receipt of payment for products or services from our customers;

•	our ability to meet projected new product development dates or anticipated cost reductions of new products;

•	our suppliers’ inability to perform and deliver on time as a result of their financial condition, component shortages or other supply chain constraints;

•	customer acceptance of new products;

•	the ability of our subcontractors to perform in a timely manner;

•	continued weakness in the global economy affecting customer spending;

•	retention of our key personnel;

•	our ability to manage and maintain key customer relationships;

•	uncertain economic conditions in the telecommunications sector combined with operator and supplier consolidations;

•	our failure to protect our intellectual property rights or defend against intellectual property infringement claims by others;

•	the results of our restructuring efforts;

•	the ability to preserve and use our net operating loss carryforwards;

•	the effects of currency and interest rate risks;

•	the conduct of unethical business practices in developing countries; and

•	the impact of political turmoil in countries where we have significant business.
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
Our principal executive offices are located at 860 North McCarthy Boulevard, Suite 200, Milpitas, California 95035, and our telephone number is (408) 941-7100. Our common stock is listed on the NASDAQ Global Select Market under the symbol AVNW. As of June 29, 2018, we employed approximately 704 people, compared with approximately 710 people as of June 30, 2017.
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
Our products utilize microwave and millimeter wave technologies to create point to point wireless links for short, medium and long-distance interconnections. Our products incorporate Ethernet switching and IP routing capabilities optimized for a microwave and millimeter wave environment and also for hybrid applications of microwave and optical fiber transport, to form complete networking solutions. We provide network management software tools and applications to enable deployment, monitoring, management and optimization of our systems. We also source, qualify supply and support third party equipment such as antennas, routers, optical transmission equipment and other equipment necessary to build and deploy a complete telecommunications transmission network. We provide a full suite of professional services for planning, deployment, operations, optimization and maintenance of our customers’ networks.
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
Revenue from our North America and international regions represented approximately 54% and 46%, respectively, of our revenue in fiscal 2018, 55% and 45%, respectively, of our revenue in fiscal 2017, and 47% and 53%, respectively, of our revenue in fiscal 2016. Information about our revenue attributable to our geographic regions is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Note 9. Segment and Geographic Information” of the accompanying consolidated financial statements in this Annual Report on Form 10-K.
Market Overview
We believe that future demand for microwave and millimeter wave transmission systems will be influenced by a number of factors across several market segments.
Mobile Networks
As mobile networks expand, add subscribers and increase the number of wirelessly connected devices, sensors and machines, they require ongoing investment in backhaul infrastructure. Whether mobile network operators choose to self-build this backhaul infrastructure or lease backhaul services from other network providers, the evolution of the network drives demand for transmission technologies such as microwave and millimeter wave wireless backhaul. Within this overall scope there are multiple individual drivers for investment in backhaul infrastructure.

•	New RAN Technologies. Mobile Radio Access Network (“RAN”) technologies are continually evolving. With the evolution from 2G to 3G (HSPA), 4G (HSPA+ and LTE), and developing 5G standards, technology is

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
These factors are combining to create a range of opportunities for continued investment in backhaul and transport networks favoring microwave and millimeter wave technologies. As we focus on executing future generations of our technology, our goal is to make wireless technology a viable choice for an ever-broadening range of network types.
Strategy
We anticipate top line growth in fiscal 2019 based on progress made in expanding our solutions portfolio, increasing addressable markets and applications, along with the gains we have already made in expanding our customer footprint. As we continue executing our technology roadmap, we are engaging more deeply with customers on the evolution of use cases and applications as 5th Generation mobile and broadband networks edge closer to implementation and begin to factor more strongly in the vendor selection process. We are confident in our ability to address future 5G market needs.
Over the past year, we focused on building a sustainable and profitable business with growth potential. We have invested in our people and processes to create a platform for operational excellence across sales, services, product development and supply chain areas while continuing to make investments in strengthening our product and services portfolio and expanding our reach into targeted market areas.
Our technology strategy has three main elements aligned to deliver a compelling Total Cost of Ownership (“TCO”) value proposition. The first is the integration of network routing functions into our wireless transport solution allowing our customers increased flexibility with a much better total cost solution. Second, we are expanding the data-carrying capacity of our wireless products to address the increasing data demand in networks of all types. Third, in order to address the operational complexity of planning, deploying, owning and operating microwave networks, we are investing in a combination of software applications, tools and services where simplification, process automation and our unique expertise in wireless technology can make a significant difference for our customers and partners.
We continued to develop our professional services portfolio as key to our long-term strategy and differentiation. During the year, we continued to expand the number of customer networks managed from our North America Network Operations Center. We began offering cloud-based network management to our customers and we continue to offer training and accreditation programs for microwave and IP network design, deployment and maintenance.
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

•
Broad product and solution portfolio. We offer a comprehensive suite of wireless transmission networking systems for microwave and millimeter wave networking applications. Our solution consists of tailored offerings of our own wireless products and our own integrated ancillary equipment or that of other manufacturers and providers of element and network management systems and professional services. These solutions address a wide range of transmission frequencies, ranging from 2.4 GHz to 90 GHz, and a wide range of transmission capacities, ranging up to and over 10 Gbps. The major product families included in these solutions are CTR 8000, WTM 4000 and AviatCloud. Our CTR 8000 platform merges the functionality of an indoor microwave modem unit and a cell site router into a single integrated solution, simplifying IP/MPLS deployments and creating a better performing network. The newest addition to our product portfolio is the WTM 4000, the highest capacity microwave radio ever produced and purpose built for SDN. We have introduced a number of important variants to the WTM 4000 platform and will continue to do so over the next several quarters, expanding addressable market opportunities and increasing the competitiveness of our entire portfolio. To address the issues of operational complexity in our customers’ networks, AviatCloud is an app-based platform to automate and virtualize networks and their operations.

•
Low total cost of ownership. Our wireless-based solutions are focused on achieving a low total cost of ownership, including savings on the combined costs of initial acquisition, installation and ongoing operation and maintenance. Our latest generation system designs reduce rack space requirements, require less power, are software-configurable to reduce spare parts requirements, and are simple to install, operate, upgrade and maintain. Our advanced wireless features can also enable operators to save on related costs, including spectrum fees and tower rental fees.

•
Futureproof network. Our solutions are designed to protect the network operator’s investment by incorporating software-configurable capacity upgrades and plug-in modules that provide a smooth migration path to Carrier Ethernet and IP/MPLS (multiprotocol label switching) based networking, without the need for costly equipment substitutions and additions. Our products include key technologies we believe will be needed by operators for their network evolution to support new broadband services.

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

•
Complete professional services. In addition to our product offerings, we provide network planning and design, site surveys and builds, systems integration, installation, maintenance, network monitoring, training, customer service and many other professional services. Our services cover the entire evaluation, purchase, deployment and operational cycle and enable us to be one of the few complete, turnkey solution providers in the industry.

Business Operations
Sales and Service
Our primary route to market is through our own direct sales, service and support organization. This provides us with the best opportunity to leverage our role as a technology specialist and differentiate ourselves from competitors. Our focus on key customers and geographies allows us to consistently achieve high customer satisfaction ratings leading to a high level of customer retention and repeat business. Our highest concentrations of Sales and Service resources are in the United States, Western and Southern Africa, the Philippines, and the European Union. We maintain a presence in a number of other countries, some of which are based in customer locations and include, but not limited to, Canada, Mexico, Kenya, India, Saudi Arabia, Australia, New Zealand, and Singapore.
In addition to our direct channel to market, we also have informal, and in some cases formal, relationships with original equipment manufacturers (“OEMs”) and system integrators especially focused towards large and complex projects in National Security and Government related applications. Our role in these relationships ranges from equipment supply only to being a sub-contractor for a portion of the project scope where we will supply equipment and a variety of design, deployment and maintenance services.
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
We have repair and service centers in India, Nigeria, Ghana, Mexico, the Philippines, the United Kingdom and the United States. We have customer service and support personnel who provide customers with training, installation, technical support, maintenance and other services on systems under contract. We install and maintain customer equipment directly, in some cases, and contract with third-party service providers in other cases, depending on the equipment being installed and customer requirements.
The specific terms and conditions of our product warranties vary depending upon the product sold and country in which we do business. On direct sales, warranty periods generally start on the delivery date and continue for one to three years.
Manufacturing
Our global manufacturing strategy follows an outsourced manufacturing model using contract manufacturing partners in both the United States and Asia. Our strategy is based on balancing cost and supplier performance as well as taking into account qualification for localization requirements of certain market segments, such as the Buy America statute.
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
Backlog
Our backlog was approximately $162.4 million and $159.7 million at June 29, 2018 and June 30, 2017 consisting primarily of contracts or purchase orders for both product and service deliveries and extended service warranties. Our backlog including deferred revenue was approximately $178.8 million and $176.2 million at June 29, 2018 and June 30, 2017, respectively. Services include management’s initial estimate of the value of a customer’s commitment under a services contract. The calculation used by management involves estimates and judgments to gauge the extent of a customer’s commitment, including the type and duration of the agreement, and the presence of termination charges or wind down costs. Contract extensions and increases in scope are treated as backlog only to the extent of the new incremental value. We regularly review our backlog to ensure that our customers continue to honor their purchase commitments and have the financial means to purchase and deploy our products and services in accordance with the terms of their purchase contracts. During fiscal 2018 we de-booked approximately $8.0 million of bookings related to fiscal year 2017 and fiscal year 2016. Backlog estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue not materialized and adjustments for currency.
We expect to substantially fill the backlog as of June 29, 2018 during fiscal 2019, but we cannot be assured that this will occur. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix and the possibility of changes in delivery schedules and additions or cancellations of orders.
Customers
Although we have a large customer base, during any given fiscal year or quarter, a small number of customers may account for a significant portion of our revenue.
During fiscal 2018, Mobile Telephone Networks Group (“MTN Group”) in Africa accounted for 13% of our total revenue compared with 14% in fiscal 2017 and 18% in fiscal 2016. We have entered into separate and distinct contracts with MTN Group as well as separate arrangements with MTN Group subsidiaries. The loss of all or a substantial portion of MTN Group’s business could adversely affect our results of operations, cash flows and financial position.
Competition
The microwave and millimeter wave wireless networking business is a specialized segment of the telecommunications industry that is sensitive to technological advancements and is extremely competitive. Our principal competitors include business units of large mobile and IP network infrastructure manufacturers such as Ericsson, Huawei, NEC Corporation and Nokia Corporation, as well as a number of smaller microwave specialist companies such as Ceragon Networks Ltd. and SIAE Microelectronica S.p.A.
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
The smaller independent private and public specialist competitors typically leverage new technologies and low products costs but are generally less capable of offering a complete solution including professional services, especially in the North America and Africa regions which form the majority of our addressed market.
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
Research and Development
We believe that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements is essential to our success. Accordingly, we allocate, and intend to continue to allocate, a significant portion of our resources to research and development efforts in key technology areas and innovation to differentiate our overall portfolio from our competition. The majority of such research and development resources will be focused on technologies in microwave and millimeter wave RF, digital signal processing, networking protocols and software applications.
Our research and development expenditures totaled $19.8 million, or 8.1% of revenue, in fiscal 2018, $18.7 million, or 7.7% of revenue, in fiscal 2017, and $20.8 million, or 7.7% of revenue, in fiscal 2016.
Research and development are primarily directed to the development of new products and to building technological capability. We are an industry innovator and intend to continue to focus significant resources on product development in an effort to maintain our competitiveness and support our entry into new markets.
Our product development teams numbered 143 employees as of June 29, 2018, and were located in the United States, New Zealand, Slovenia and Canada.
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
Although we have been affected by performance issues of some of our suppliers and subcontractors, we have not been materially adversely affected by the inability to obtain raw materials or products. In general, any performance issues causing short-term material shortages are within the normal frequency and impact range experienced by high-tech manufacturing companies and are due primarily to the highly technical nature of many of our purchased components.

Patents and Other Intellectual Property
We consider our patents and other intellectual property rights, in the aggregate, to constitute an important asset. We own a portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property. We also license intellectual property to and from third parties. As of June 29, 2018, we held 176 U.S. patents and 92 international patents and had 20 U.S. patent applications pending and 33 international patent applications pending. We do not consider our business to be materially dependent upon any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. From time to time, we might engage in litigation to enforce our patents and other intellectual property or defend against claims of alleged infringement. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. Numerous trademarks used on or in connection with our products are also considered to be valuable assets.
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
Environmental and Other Regulations
Our facilities and operations, in common with those of our industry in general, are subject to numerous domestic and international laws and regulations designed to protect the environment, particularly with regard to wastes and emissions. We believe that we have complied with these requirements and that such compliance has not had a material adverse effect on our results of operations, financial condition or cash flows. Based upon currently available information, we do not expect expenditures to protect the environment and to comply with current environmental laws and regulations over the next several years to have a material impact on our competitive or financial position but can give no assurance that such expenditures will not exceed current expectations. From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, which is commonly known as the Superfund Act, and equivalent laws. Such notices may assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We are not presently aware of any such liability that could be material to our business, financial condition or operating results, but due to the nature of our business and environmental risks, we cannot provide assurance that any such material liability will not arise in the future.
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
Employees
As of June 29, 2018, we employed approximately 704 people, compared with approximately 710 as of the end of fiscal 2017 and approximately 720 as of the end of fiscal 2016. Approximately 260 of our employees are located in the U.S. We also utilized approximately 32 and 59 independent contractors as of June 29, 2018 and June 30, 2017, respectively.

None of our employees in the U.S. are represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our employee relations are good.
Executive Officers of the Registrant
The name, age, position held with us, and principal occupation and employment during at least the past 5 years for each of our executive officers as of August 28, 2018, are as follows:

Name and Age	Position Currently Held and Past Business Experience
Michael A. Pangia, 57
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

Stan Gallagher, 55
Mr. Gallagher joined Aviat Networks in June 2018 as our Senior Vice President, Chief Operating Officer and Principal Financial Officer. Mr. Gallagher is responsible for the operations, finance and IT organizations. Before joining Aviat, Mr. Gallagher was a Director and Operational Excellence/Supply Chain Management Lead at Synergetics Installations Worldwide, Inc. since 2012, and a Senior Consultant with LeadFirst Leadership Development Consultants since 2010. From 2007 to 2010, Mr. Gallagher held a number of leadership positions with various subsidiaries of General Electric.

Meena Elliott, 55
Ms. Elliott was appointed Senior Vice President, Chief Legal and Administrative Officer, Corporate Secretary in February 2015 and is responsible for the global legal and human resources organizations. From September 2011 to February 2015, she served as Senior Vice President, General Counsel, Secretary and had responsibilities for the global legal organization and took on responsibilities for global human resources organizations in 2014. From July 2009 to August 2011, she served as Vice President, General Counsel and Secretary. She joined our company as Associate General Counsel and Assistant Secretary in January 2007 when Harris Corporation’s MCD and Stratex Networks merged. Ms. Elliott joined Harris Corporation as General Counsel of the MCD division in March 2006. Prior to joining Harris Corporation, she was Chief Counsel at the Department of Commerce from 2002. Prior to 2002, she held several executive roles at Energizer and XM Satellite Radio.

Heinz H. Stumpe, 63
Mr. Stumpe was appointed Senior Vice President, International in July 2018. Mr. Stumpe was Chief Sales Officer from June 2012 to July 2018. Before his appointment as Chief Sales Officer, Mr. Stumpe was our Senior Vice President and Chief Operation Officer since June 30, 2008. Previously, he was Vice President, Global Operations for Aviat Networks and Stratex Networks. He joined Stratex Networks as Director of Marketing in 1996. He was promoted to Vice President, Global Accounts in 1999, Vice President, Strategic Accounts in 2002 and Vice President, Global Operations in April 2006.

Shaun McFall, 58
Mr. McFall was appointed Senior Vice President, Corporate Development in July 2018. Mr. McFall was Chief Strategy Officer from 2015 to July 2018. He was our Chief Marketing Officer since July 2008. Previously, from 2000 to 2008, he served as Vice President, Marketing for Aviat Networks and Stratex Networks. He has been with us since 1989.

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
We are highly dependent on sales to customers outside the U.S. In each of fiscal 2018, 2017 and 2016, our sales to international customers accounted for 47%, 47% and 55%, respectively, of total revenue. Significant portions of our international sales are in less developed countries. Our international sales are likely to continue to account for a large percentage of our products and services revenue for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event could result in a significant decline in revenue. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.
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
We continue to evaluate our business to determine the potential need to realign our resources as we continue to transform our business in order to achieve desired cost savings in an increasingly competitive market. In prior years, we have undertaken a series of steps to restructure our operations involving, among other things and depending on the year, reductions of our workforce, the relocation of our corporate headquarters and the reduction and outsourcing of manufacturing activities. We incurred restructuring charges of $1.3 million, $0.6 million and $2.5 million in fiscal 2018, 2017 and 2016, respectively.
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
We must increase our revenues and/or reduce costs if we hope to maintain profitability.
As measured under U.S. generally accepted accounting principles (“U.S. GAAP”), we recorded net income attributable to our stockholders of $1.8 million in fiscal 2018, compared to net losses attributable to our stockholders of $0.8 million in fiscal 2017 and $29.9 million in fiscal 2016. We generated cash from operations in fiscal 2018, 2017 and 2016.
Throughout fiscal 2018, we experienced strong price competition for new business in all regions while major customer consolidations from prior years also put pressure on revenue and gross margin. In addition, we saw pricing pressures in all markets, particularly in international markets. Customer consolidation may have an increasing negative impact on our revenue if Aviat is not selected as a vendor for the products and/or services we provide. In order to counter pricing pressures, we invested heavily in product improvements to reduce unit costs and enhance product features, decreased overall company expenses, and worked with our vendors to attain more favorable pricing. If we are unable to reduce product unit costs associated with enhanced product features, including payments to contract manufacturers and other suppliers, or achieve the projected cost reductions, we may not achieve profitability.
We cannot be certain that these actions or others that we may take will allow us to maintain operating profitability or net income as determined under U.S. GAAP in the future.
Our quarterly results may be volatile, which can adversely affect the trading price of our common stock.
Our quarterly operating results may vary significantly for a variety of reasons, many of which are outside our control. These factors could harm our business and include, among others:

•	seasonality in the purchasing habits of our customers;

•	the volume and timing of product orders and the timing of completion of our product deliveries and installations;

•	our ability and the ability of our key suppliers to respond to changes on demand as needed;

•	margin variability based on geographic and product mix;

•	our suppliers’ inability to perform and deliver on time as a result of their financial condition, component shortages or other supply chain constraints;

•	retention of key personnel;

•	the length of our sales cycle;

•	litigation costs and expenses;

•	continued timely rollout of new product functionality and features;

•	increased competition resulting in downward pressure on the price of our products and services;

•	unexpected delays in the schedule for shipments of existing products and new generations of the existing platforms;

•	maintaining appropriate inventory levels and purchase commitments;

•	failure to realize expected cost improvement throughout our supply chain;

•	order cancellations or postponements in product deliveries resulting in delayed revenue recognition;

•	restructuring and streamlining of our operations;

•	war and acts of terrorism;

•	natural disasters;

•	the ability of our customers to obtain financing to enable their purchase of our products;

•	fluctuations in international currency exchange rates;

•	regulatory developments including denial of export and import licenses;

•	general economic conditions worldwide that affect demand and financing for microwave and millimeter wave telecommunications networks; and

•	the timing and size of future restructuring plans and write-offs.

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
The market for our products and services is characterized by rapid technological change, evolving industry standards and frequent new product introductions. Our future success will depend, in part, on continuous, timely development and introduction of new products and enhancements that address evolving market requirements and are attractive to customers. If we fail to develop or introduce, on a timely basis, new products or product enhancements or features that achieve market acceptance, our business may suffer. Additionally, we work closely with a variety of third party partners to develop new product features and new platforms. Should our partners face delays in the development process, then the timing of the rollout of our new products may be significantly impacted which may negatively impact our revenue and gross margin. Another factor impacting our future success is the growth in the customer demand of our new products. Rapidly changing technology, frequent new product introductions and enhancements, short product life cycles and changes in customer requirements characterize the markets for our products. We believe that successful new product introductions provide a significant competitive advantage because of the significant resources committed by customers in adopting new products and their reluctance to change products after these resources have been expended. We have spent, and expect to continue to spend, significant resources on internal research and development to support our effort to develop and introduce new products and enhancements.
As we transition to new product platforms, we face significant risk that the development of our new products may not be accepted by our current customers or by new customers. To the extent that we fail to introduce new and innovative products that are adopted by customers, we could fail to obtain an adequate return on these investments and could lose market share to our competitors, which could be difficult or impossible to regain. Similarly, we may face decreased revenue, gross margins and profitability due to a rapid decline in sales of current products as customers hold spending to focus purchases on new product platforms. We could incur significant costs in completing the transition, including costs of inventory write-downs of the current product as customers transition to new product platforms. In addition, products or technologies developed by others may render our products non-competitive or obsolete and result in significant reduction in orders from our customers and the loss of existing and prospective customers.
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
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing U.S. GAAP regarding revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Upon our adoption of ASU 2014-09 beginning with our fiscal year commencing on June 30, 2018, the timing of revenue recognition will change.
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
We are experiencing, and are likely to continue to experience, declining sales prices. This price pressure is likely to result in downward pricing pressure on our products and services. As a result, we are likely to experience declining average sales prices for our products. Our future profitability will depend upon our ability to improve manufacturing efficiencies, to reduce the costs of materials used in our products and to continue to introduce new lower-cost products and product enhancements and if we are unable to do so, we may not be able to respond to pricing pressures. If we are unable to respond to increased price competition, our business, financial condition and results of operations will be harmed. Because customers frequently negotiate supply arrangements far in advance of delivery dates, we may be required to commit to price reductions for our products before we are aware of how, or if, cost reductions can be obtained. As a result, current or future price reduction commitments and any inability on our part to respond to increased price competition could harm our business, financial condition and results of operations.
Credit and commercial risks and exposures could increase if the financial condition of our customers declines.
A substantial portion of our sales are to customers in the telecommunications industry. These customers may require their suppliers to provide extended payment terms, direct loans or other forms of financial support as a condition to obtaining commercial contracts. In addition, if local currencies cannot be hedged, we have an inherent exposure in our ability to convert monies at favorable rates from or to U.S. dollars. More generally, we expect to routinely enter into long-term contracts involving significant amounts to be paid by our customers over time. Pursuant to these contracts, we may deliver products and services representing an important portion of the contract price before receiving any significant payment from the customer. As a result of the financing that may be provided to customers and our commercial risk exposure under long-term contracts, our business could be adversely affected if the financial condition of our customers erodes. Over the past few years, certain of our customers have filed with the courts seeking protection under the bankruptcy or reorganization laws of the applicable jurisdiction or have experienced financial difficulties. The financial healthiness may be exacerbated in many emerging markets, where our customers are being affected not only by recession, but by deteriorating local currencies and a lack of credit. Upon the financial failure of a customer, we may experience losses on credit extended to such customer, losses relating to our commercial risk exposure and the loss of the customer’s ongoing business. If customers fail to meet their obligations to us, we may experience reduced cash flows and losses in excess of reserves, which could materially adversely impact our results of operations and financial position.
We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.
We believe that our existing cash and cash equivalents, the available line of credit under our credit facility and future cash collections from customers will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for the next 12 months and the foreseeable future. However, it is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our longer-term capital needs. If this occurs, we may need to sell assets, reduce capital expenditures, or obtain additional equity or debt financing. We have no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms if and when needed, our business, financial condition and results of operations could be harmed.
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
Employees, whether or not directly affected by any restructuring actions that we undertake, may seek employment with our business partners, customers or competitors. We cannot assure that the confidential nature of our proprietary information will not be compromised by any such employees who terminate their employment with us. Further, we believe that our future success will depend in large part upon our ability to attract, motivate and retain highly skilled personnel. We may have difficulty attracting and retaining such personnel as a result of a perceived risk of future workforce reductions, and we may terminate the employment of employees as part of a restructuring and later determine that such employees were important to the success of the ongoing business.
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
The wireless access, interconnection and backhaul business is a specialized segment of the wireless telecommunications industry and is extremely competitive. Competition in this segment is intense, and we expect it to increase. Some of our competitors have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical and personnel resources than we have. In addition, some of our competitors have greater name recognition, broader product lines, a larger installed base of products and longer-standing customer relationships. Our competitors include established companies, such as Ericsson, Huawei, NEC and Nokia, as well as a number of other public and private companies, such as Ceragon and SIAE. Some of our competitors are OEMs or systems integrators through whom we market and sell our products, which means our business success may depend on these competitors to some extent. One or more of our largest customers could internally develop the capability to manufacture products similar to those manufactured or outsourced by us and, as a result, the demand for our products and services may decrease.
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
In seeking to reduce their expenses, we have also seen significant pressure from our customers to lower prices for our products as they try to improve their operating performance and procure additional capital equipment within their reduced budget levels. To the extent that we lower prices on our products and services, our orders, revenues, and gross margins may be negatively impacted. Additionally, certain emerging markets are particularly sensitive to pricing as a key differentiator. Where price is a primary decision driver, we may not be able to effectively compete, or we may choose not to compete due to unacceptable margins.
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

We operate in multiple jurisdictions and our profits are taxed pursuant to the tax laws of these jurisdictions. Our future effective tax rate may be adversely affected by a number of factors, many of which are outside of our control, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;

•	ability to utilize net operating loss;

•	changes in available tax credits;

•	changes in share-based compensation expense;

•	changes in the valuation of our deferred tax assets and liabilities;

•	changes in domestic or international tax laws or the interpretation of such tax laws including the impact of the Tax Cuts and Jobs Act of 2017;

•	the resolution of issues arising from tax audits with various tax authorities;

•	the tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods; and

•	taxes that may be incurred upon a repatriation of cash from foreign operations.
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
Recent U.S. federal income tax reform could affect our business and financial results.
On December 22, 2017, President Trump signed into law the statute originally named the “Tax Cuts and Jobs Act” (the “2017 Tax Act”) which enacts a broad range of changes to the Code. The 2017 Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating losses, allows for the expensing of certain capital expenditures, and puts into effect a number of changes impacting operations outside of the United States including, but not limited to, the imposition of a one-time tax on accumulated post-1986 deferred foreign income that has not previously been subject to tax, and modifications to the treatment of certain intercompany transactions. The impact of this tax legislation on our company is uncertain and could affect our financial results.
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
Sales of our products and services historically have been concentrated in a small number of customers. Principal customers for our products and services include domestic and international wireless/mobile service providers, OEMs, as well as private network users such as public safety agencies; government institutions; and utility, pipeline, railroad and other industrial enterprises that operate broadband wireless networks. During fiscal 2018, 2017 and 2016, we had one customer in Africa, MTN Group that accounted for 13%, 14% and 18%, respectively, of our total revenue. Although we have a large customer base, during any given quarter a small number of customers may account for a significant portion of our revenue.
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
Our ability to compete will depend, in part, on our ability to obtain and enforce intellectual property protection for our technology in the U.S. and internationally. We rely upon a combination of trade secrets, trademarks, copyrights, patents and contractual rights to protect our intellectual property. In addition, we enter into confidentiality and invention assignment agreements with our employees and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information. We cannot give assurances that any steps taken by us will be adequate to deter misappropriation or impede independent third-party development of similar technologies. In the event that such intellectual property arrangements are insufficient, our business, financial condition and results of operations could be harmed. We cannot provide assurances that the protection provided to our intellectual property by the laws and courts of particular nations will be substantially similar to the protection and remedies available under U.S. law. Furthermore, we cannot provide assurances that third parties will not assert infringement claims against us based on intellectual property rights and laws in other nations that are different from those established in the U.S.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of June 29, 2018, we leased approximately 164,000 square feet of facilities worldwide, with approximately 37% in the United States, mostly in California, Texas, and North Carolina. Our corporate headquarters is located in Milpitas, California, and consists of approximately 19,000 square feet office space. We also lease approximately 41,000 square feet of office, assembly facilities and warehouse in certain locations in Texas. Internationally, we lease approximately 103,000 square feet of facilities throughout Europe, Canada, Central America, South America, Africa and Asia regions, including offices in Singapore, Slovenia, Philippine Islands, India, Mexico, Brazil, Canada, South Africa, Ghana, Ivory Coast, Kenya, Nigeria, Algeria, France, Netherlands, Poland, Russia, Australia, Dubai, Saudi Arabia, Lebanon, China, and Thailand. In addition, we own approximately 108,000 square feet of facilities in Wellington, New Zealand and Lanarkshire, Scotland.
We maintain our facilities in good operating condition and believe that they are suitable and adequate for our current and projected needs. We continuously review our anticipated requirements for facilities and may, from time to time, acquire additional facilities, expand existing facilities, or dispose of existing facilities or parts thereof, as we deem necessary.
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
According to the records of our transfer agent, as of August 15, 2018, there were 2,406 holders of record of our common stock. The following table sets forth the high and low closing prices for a share of our common stock on NASDAQ Global Select Market for the periods indicated during our fiscal years 2018 and 2017. The Company and Summary of Significant Accounting Policies” of the notes to consolidated financial statements, which are included in Item 8 in this Annual Report on Form 10-K:

	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
First Quarter	$19.47	$14.75	$9.93	$7.39
Second Quarter	$17.07	$12.90	$14.94	$8.43
Third Quarter	$17.93	$14.72	$15.86	$10.35
Fourth Quarter	$18.75	$15.61	$23.55	$14.30
Dividend Policy
We have not paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain any earnings for use in our business. In addition, the covenants of our credit facility may restrict us from paying dividends or making other distributions to our stockholders under certain circumstances.
Sales of Unregistered Securities
During fiscal 2018, we did not issue or sell any unregistered securities.
Issuer Repurchases of Equity Securities
During fiscal 2018, we repurchased 500 shares of our common stock.
Performance Graph
The following graph and accompanying data compares the cumulative total return on our common stock with the cumulative total return of the Total Return Index for The NASDAQ Composite Market (U.S. Companies) and the NASDAQ Telecommunications Index for the five-year period ended June 29, 2018. The stock price performance shown on the graph below is not necessarily indicative of future price performance. Note that this graph and accompanying data is “furnished,” not “filed,” with the SEC.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Aviat Networks, Inc., the NASDAQ Composite Index
and the NASDAQ Telecommunications Index

	6/28/2013	6/27/2014	7/3/2015	7/1/2016	6/30/2017	6/29/2018
Aviat Networks, Inc.	$100.00	$47.73	$50.21	$25.60	$55.33	$52.05
NASDAQ Composite	$100.00	$130.85	$150.80	$148.20	$189.34	$234.02
NASDAQ Telecommunications	$100.00	$116.18	$121.65	$123.41	$143.51	$173.62
 ____________________________

*
Assumes (i) $100 invested on June 28, 2013 in Aviat Networks, Inc. common stock, the Total Return Index for The NASDAQ Composite Market (U.S. companies) and the NASDAQ Telecommunications Index; and (ii) immediate reinvestment of all dividends.

Item 6.   Selected Financial Data
The following table summarizes our selected historical financial information for each of the last five fiscal years that has been derived from our consolidated financial statements. All of the per-share data have been retroactively adjusted for the 1-for-12 reverse stock split discussed in “Note 1. The Company and Summary of Significant Accounting Policies” of the notes to consolidated financial statements, which are included in Item 8 of this Annual Report on Form 10-K. Data presented for fiscal years 2018, 2017 and 2016 are included elsewhere in this Annual Report on Form 10-K. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes, included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
(In thousands, except per share amounts)	June 29, 2018	June 30, 2017	July 1, 2016	July 3, 2015	June 27, 2014(1)
Revenue from product sales and services	$242,506	$241,874	$268,690	$335,878	$346,032
Cost of product sales and services	162,003	166,402	206,973	255,188	260,844
Income (loss) from continuing operations (2) (3)	2,302	(621)	(30,178)	(24,648)	(52,018)
Net income (loss) (2) (3)	2,302	(621)	(29,637)	(24,554)	(51,100)
Net income attributable to noncontrolling interests, net of tax	457	202	270	71	—
Net income (loss) attributable to Aviat Networks (2) (3)	1,845	(823)	(29,907)	(24,625)	(51,100)
Basic and diluted income (loss) per common share:
Income (loss) from continuing operations - basic	$0.35	$(0.16)	$(5.81)	$(4.77)	$(10.13)
Net income (loss) - basic	$0.35	$(0.16)	$(5.71)	$(4.75)	$(9.95)
Net income (loss) - diluted	$0.33	$—	$—	$—	$—
_______________________

(1)	As revised, during the fourth quarter of fiscal 2015, these amounts have been revised as we identified and corrected errors around our accrued liability related to cost of services revenue.

(2)	Include share-based compensation expense of $2.4 million, $2.1 million, $1.8 million, $2.2 million and $3.4 million for fiscal 2018, 2017, 2016, 2015 and 2014 respectively.

(3)	Include restructuring charges of $1.3 million, $0.6 million, $2.5 million, $4.9 million and $11.2 million for fiscal 2018, 2017, 2016, 2015 and 2014 respectively.

	As of
(In thousands)	June 29, 2018	June 30, 2017	July 1, 2016	July 3, 2015	June 27, 2014(1)
Total assets	$156,061	$152,576	$166,111	$224,715	$253,184
Long-term liabilities	12,077	12,218	12,707	18,198	19,574
_______________________

(1)	As revised, during the fourth quarter of fiscal 2015, these amounts have been revised as we identified and corrected errors around our accrued liability related to cost of services revenue.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2017 and 2018 Results
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes. In the discussion below, our fiscal year ending June 28, 2019 is referred to as “fiscal 2019” or “2019”; our fiscal year ended June 29, 2018 is referred to as “fiscal 2018” or “2018”; our fiscal year ended June 30, 2017 is referred to as “fiscal 2017” or “2017”; and our fiscal year ended July 1, 2016 is referred to as “fiscal 2016” or “2016.”
Overview
We generate revenue by designing, developing, manufacturing and supporting a range of wireless networking products, solutions and services for mobile and fixed communications service providers, private network operators, government agencies, transportation, energy and utility companies, public safety agencies and broadcast network operators across the world. Our products include point-to-point microwave and millimeter-wave radio transmission systems designed for first/last mile access, middle mile/backhaul, and long distance trunking applications. We have a portfolio of our own IP routers optimized for both wireless transport and mixed optical fiber and wireless transport applications. We provide network management software tools and applications to enable the deployment, monitoring and management of our systems. Beyond the portfolio of solutions developed in-house we source, qualify, supply and, support third party equipment such as antennas, routers, optical transmission equipment and other technology and equipment necessary to build and deploy a complete telecommunications transmission network. We also provide a full suite of professional services for planning, deployment, operations and maintenance of our customers’ networks.
We anticipate a return to top line growth in fiscal 2019 based on progress made in expanding our solutions portfolio, increasing addressable markets and applications, along with the gains we have already made in expanding our customer footprint. As we continue to execute on our technology roadmap we are engaging more deeply with customers on the evolution of use cases and applications as 5th Generation mobile and broadband networks edge closer to implementation and begin to factor more strongly in the vendor selection process. We are confident in our ability to address future 5G market needs. We will continue to examine our products, markets, facilities, development programs, and operational flows to ensure we are focused on what we do well and what will differentiate us in the future. We will continue working to streamline management processes to attain the efficiency levels required by the markets in which we do business.
The trend of increasing demand for bandwidth is well established and set to continue across all geographic and vertical markets creating opportunities for network enhancements, expansions and modernizations.
We expect to provide increased managed services to our customers, including but not limited to network design, network monitoring, optimization, asset tracking, inventory management, final configuration and warehousing services.
We work continuously to improve our established brands and to create new products that meet our customers’ evolving needs and preferences. Our fundamental business goal is to generate superior returns for our stockholders over the long term. We believe that increases in revenue, operating profits and earnings per share are the key measures of financial performance for our business.
Within the industry there continues to be strong price competition for new business. Periodic large service provider customer consolidations can increase opportunity or intensify competition from time to time or may increase the uncertainty in the timing of purchases and vendor selections.
We continue to explore strategic alternatives to improve the market position and profitability of our product offerings in the marketplace, generate additional liquidity and enhance our valuation. We may pursue our goals through organic growth and through strategic alternatives. Some of these alternatives have included, and could continue to include, selective acquisitions, divestitures and the sale of assets or securities. We have provided and may from time to time in the future provide, information to interested parties regarding our business and operations.

Operations Review
The market for mobile backhaul continued to be our primary addressable market segment globally in fiscal 2018. In North America, we supported long-term evolution (“LTE”) deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of some large 3G deployments, and LTE deployments. Our international business was adversely affected in fiscal 2016 and fiscal 2017 by constrained availability of U.S. dollars in countries with economies highly dependent on resource exports, particularly oil. This condition, along with decline in local purchasing power because of currency devaluations relative to U.S. dollars, limited capital spending and slowed payments from customers in those locations. Our position continues to be to support our customers for LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. We continue to find that our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. However, as disclosed above and in the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we service.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe and Russia and (3) Latin America and Asia Pacific. Revenue by region for fiscal 2018, 2017 and 2016 and the related changes are shown in the table below:

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2018	2017	2016	2018/2017	2017/2016	2018/2017	2017/2016
North America	$131,078	$132,078	$125,482	$(1,000)	$6,596	(0.8)%	5.3%
Africa and the Middle East	58,459	60,150	82,742	(1,691)	(22,592)	(2.8)%	(27.3)%
Europe and Russia	18,205	14,128	20,539	4,077	(6,411)	28.9%	(31.2)%
Latin America and Asia Pacific	34,764	35,518	39,927	(754)	(4,409)	(2.1)%	(11.0)%
Total Revenue	$242,506	$241,874	$268,690	$632	$(26,816)	0.3%	(10.0)%
Our revenue in North America decreased $1.0 million, or 0.8%, in fiscal 2018 compared with fiscal 2017. While our overall North America revenue was nearly flat, the decrease came from our private networks customers. Revenue in North America increased $6.6 million, or 5.3%, in fiscal 2017 compared with fiscal 2016. Private network business increased in fiscal 2017 due to new customers and substantial investments by certain customers in network upgrades, offset in part by a decrease in revenue from our North America wireless operator customers which was primarily due to them reaching the end of their LTE network build cycle.
Revenue in Africa and the Middle East decreased $1.7 million, or 2.8%, in fiscal 2018 compared with fiscal 2017. While we saw substantial revenue from a long running Middle East project during this fiscal year, our sales to major African customers have declined for several years due to a combination of factors that vary within the region, including customer constraints on capital spending and a decline in local purchasing power because of currency devaluation relative to U.S. dollars. Revenue in Africa and the Middle East decreased $22.6 million, or 27.3%, in fiscal 2017 compared with fiscal 2016, due to lower sales to mobile operator customers in Africa and a decrease in revenue from customers in the Middle East.
Revenue in Europe and Russia increased $4.1 million, or 28.9%, in fiscal 2018 compared with fiscal 2017. The increase was due to the addition of a mobile network operator customer in the region which boosted our revenues compared to the prior year. Revenue in Europe and Russia was down $6.4 million, or 31.2% in fiscal 2017 compared with fiscal 2016. The decrease came from lower sales to our large customers in the region compared with fiscal 2016. In addition, sales were negatively affected by decreased purchasing power coming from the general weakness of the Euro relative to the U.S. dollar.

Revenue in Latin America and Asia Pacific decreased $0.8 million, or 2.1%, in fiscal 2018 compared with fiscal 2017. Increased sales in the Asia Pacific region came from both new customers and new products introduced during fiscal 2018. That increase was offset by a decline in sales in Latin America during fiscal 2018. Revenue in Latin America and Asia-Pacific decreased $4.4 million, or 11.0%, in fiscal 2017 compared with fiscal 2016, primarily due to decreased deliveries to our larger customers in the Asia Pacific region. Business in Latin America increased a small amount over the previous fiscal year.

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2018	2017	2016	2018/2017	2017/2016	2018/2017	2017/2016
Product sales	$151,685	$153,517	$167,827	$(1,832)	$(14,310)	(1.2)%	(8.5)%
Services	90,821	88,357	100,863	2,464	(12,506)	2.8%	(12.4)%
Total Revenue	$242,506	$241,874	$268,690	$632	$(26,816)	0.3%	(10.0)%
Our revenue from product sales decreased $1.8 million, or 1.2%, in fiscal 2018 compared with fiscal 2017. Product sales were weaker in all markets, with the exceptions of the Middle East, Europe and Asia Pacific. We experienced a gain in Europe mainly due to the addition of a new mobile operator customer during the fiscal year. The increase was offset by decreases in Africa, North America and Latin America as compared to fiscal 2017. Our service revenue increased $2.5 million, or 2.8%, in fiscal 2018 compared with fiscal 2017 due to increased sales in the Middle East, Europe and North America.
Our revenue from product sales decreased $14.3 million, or 8.5%, in fiscal 2017 compared with fiscal 2016. Product sales were weaker in all international markets, with the exception of Latin America. The $23.2 million decrease in international product sales was partially offset by an $8.9 million increase in North America product sales during fiscal 2017. Our services revenue decreased $12.5 million, or 12.4%, in fiscal 2017 compared with fiscal 2016 mainly due to the reduction of product sales. Fiscal 2017 service sales in North America decreased by $2.3 million, and service sales to our international customers decreased by $10.2 million.
Gross Margin

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2018	2017	2016	2018/2017	2017/2016	2018/2017	2017/2016
Revenue	$242,506	$241,874	$268,690	$632	$(26,816)	0.3%	(10.0)%
Cost of revenue	162,003	166,402	206,973	(4,399)	(40,571)	(2.6)%	(19.6)%
Gross margin	$80,503	$75,472	$61,717	$5,031	$13,755	6.7%	22.3%
% of revenue	33.2%	31.2%	23.0%
Product margin %	34.0%	31.5%	23.3%
Service margin %	31.9%	30.7%	22.4%
Gross margin for fiscal 2018 increased $5.0 million, or 6.7%, compared with fiscal 2017. Gross margin as a percentage of revenue for fiscal 2018 improved to 33.2%, compared with 31.2% in fiscal 2017. Gross margin improvement was primarily due to improved sales margin rates from both product and service businesses due to improvements in service delivery performance and product mix. Product margin as a percentage of product revenue and service margin as a percentage of revenue increased over the same period in fiscal 2017 largely due to improved margins in the Middle East and Africa.
Gross margin for fiscal 2017 increased $13.8 million, or 22.3%, compared with fiscal 2016. Gross margin as a percentage of revenue for fiscal 2017 increased to 31.2%, compared with 23.0% in fiscal 2016. Gross margin improvement was primarily due to lower supply chain costs, a decrease in inventory write-down of $9.1 million and improved sales margin rates from both product and service businesses. Product margin as a percentage of product revenue increased over the same period in fiscal 2016 primarily due to reduced supply chain costs, a decrease in inventory write-down of $9.1 million and greater concentration of sales in higher margin regions. Gross margin as a percentage of service revenue also improved in all sectors compared with the same period in fiscal 2016. We attributed the fiscal 2017 margin improvement in the service business and our reduced supply chain costs to process improvement programs along with our restructuring program implemented over the period.

Research and Development Expenses

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2018	2017	2016	2018/2017	2017/2016	2018/2017	2017/2016
Research and development expenses	$19,750	$18,684	$20,806	$1,066	$(2,122)	5.7%	(10.2)%
% of revenue	8.1%	7.7%	7.7%
Our R&D expenses increased $1.1 million, or 5.7%, in fiscal 2018 compared with fiscal 2017. The increase in R&D expenses was primarily due to a $0.9 million increased in salaries and benefits as a result of foreign exchange, and a $0.2 million increase in professional services and material spending. We continue to invest in new product features, new functionality and lower cost platforms that we believe will enable our product lines to retain their technology leads in a cost-effective manner.
Our R&D expenses decreased $2.1 million, or 10.2%, in fiscal 2017 compared with fiscal 2016. The decrease in R&D expenses was primarily due to a $1.2 million reduction in professional services and material spending along with an increase of $1.1 million related to an international economic incentive grant credit earned in fiscal 2017.
Selling and Administrative Expenses

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2018	2017	2016	2018/2017	2017/2016	2018/2017	2017/2016
Selling and administrative expenses	$58,157	$57,184	$65,902	$973	$(8,718)	1.7%	(13.2)%
% of revenue	24.0%	23.6%	24.5%
Our selling and administrative expenses increased $1.0 million, or 1.7%, in fiscal 2018 compared with fiscal 2017. The increase was primarily due to a $0.6 million increase in salaries and benefits as a result of foreign exchange and an increase of $0.8 million in sales commissions. The increase was offset by a $0.6 million reduction in professional fees primarily associated with accounting, IT, legal, and marketing consulting services. We will continue to seek ways to improve our operating efficiency in fiscal 2018.
Our selling and administrative expenses decreased $8.7 million, or 13.2%, in fiscal 2017 compared with fiscal 2016. The decrease was primarily due to a $7.6 million decrease in personnel and related expenses, and a $0.9 million reduction in professional fees primarily associated with accounting, IT, legal, and marketing consulting services.
Restructuring Charges
During the fourth quarter of fiscal 2018, our Board approved a restructuring plan (the “Fiscal 2018-2019 Plan”) to consolidate back-office support functions and align resources by geography to lower our expense structure. We expect to complete the restructuring activities under the Fiscal 2018-2019 Plan by the end of fiscal 2019. Payments related to the accrued restructuring liability balance for this plan are expected to be fully paid in fiscal 2019 and fiscal 2020.
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
Our restructuring charges by plan for fiscal 2018, 2017 and 2016 are summarized in the table below:

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2018	2017	2016	2018/2017	2017/2016	2018/2017	2017/2016
Fiscal 2018-2019 Plan	$1,532	$—	$—	$1,532	$—	N/A	N/A
Fiscal 2016-2017 Plan	(5)	345	2,210	(350)	(1,865)	(101.4)%	(84.4)%
Fiscal 2015-2016 Plan	(253)	36	282	(289)	(246)	(802.8)%	(87.2)%
Fiscal 2014-2015 Plan	1	162	77	(161)	85	(99.4)%	110.4%
Fiscal 2013-2014 Plan	4	46	(114)	(42)	160	(91.3)%	(140.4)%
Total	$1,279	$589	$2,455	$(842)	$(1,866)	117.1%	(76.0)%
Our restructuring expenses consisted primarily of severance and related benefit charges, facilities costs related to obligations under non-cancelable leases for facilities that we ceased to use, and lease termination charges. During June 2016, we entered into a lease termination agreement for our previous headquarters lease in Santa Clara, California.
Restructuring charges for fiscal 2018 included $1.5 million employee severance and benefits costs primarily related to the Fiscal 2018-2019 Plan and a reduction in previously estimated payment accrual of $0.3 million. Restructuring charges for fiscal 2017 included $0.4 million employee severance and benefits costs primarily related to the Fiscal 2016-2017 Plan and a $0.2 million facility charges primarily consisted of headquarters moving costs. Restructuring charges for fiscal 2016 included a $2.5 million employee severance and benefits costs primarily related to the Fiscal 2016-2017 Plan and the Fiscal 2015-2016 Plan, a $1.9 million lease termination payable, offset by a $1.2 million deferred rent liability write-off and a net decrease of $0.7 million lease impairment liabilities both resulted from the termination of our Santa Clara headquarters building.
Interest Income, Interest Expense and Other Expense

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2018	2017	2016	2018/2017	2017/2016	2018/2017	2017/2016
Interest income	$198	$261	$252	$(63)	$9	(24)%	4%
Interest expense	(29)	(50)	(104)	21	54	(42)%	(52)%
Other (expense) income	(220)	169	(1,245)	(389)	1,414	(230)%	(114)%
Interest income reflected interest earned on our cash equivalents which were comprised of money market funds and certificates of deposit.
Interest expense was primarily related to interest associated with borrowings under the Silicon Valley Bank (“SVB”) Credit Facility and discounts on customer letters of credit.
Other expense included $0.2 million, $0.3 million and $1.2 million in fiscal 2018, 2017 and 2016, respectively, related to the foreign exchange loss on a dividend declared by our Nigeria entity (a partnership for U.S. tax purposes) to Aviat U.S. entity which was caused by a significant devaluation of the Nigerian Naira in June 2016. Other income in fiscal 2017 included a $0.3 million foreign currency translation gain reclassified from accumulated other comprehensive loss upon liquidation of a dormant foreign legal entity.

Income Taxes

	Fiscal Year			$ Change
(In thousands, except percentages)	2018	2017	2016	2018/2017	2017/2016
Income (loss) from continuing operations before income taxes	$1,266	$(605)	$(28,543)	$1,871	$27,938
(Benefit from) provision for income taxes	(1,036)	16	1,635	(1,052)	(1,619)
As % of loss from continuing operations before income taxes	(81.8)%	(2.6)%	(5.7)%
Our (benefit from) provision for income taxes was $1.0 million of benefit for fiscal 2018, $16,000 of expense for fiscal 2017 and $1.6 million of expense for fiscal 2016. During fiscal 2018 and fiscal 2017, we received refunds of $1.3 million and $3.7 million, respectively, from the Inland Revenue Authority of Singapore related to a $13.2 million tax assessment we paid in fiscal year 2014. Both tax refunds were recorded as a tax benefit during the year the respective payment was received. During fiscal 2018, we recorded a valuation allowance release of $3.3 million related to refundable alternative minimum tax (“AMT”) credit under the Tax Cuts and Jobs Act (the “2017 the Tax Act”). We expect to receive the refund of this tax benefit starting in our fiscal year 2020. The 2017 Tax Act reduced the corporate tax rate from 35% to 21%, effective January 1, 2018. Since we have a fiscal year end during the middle of the calendar year, it is subject to rules relating to transitional tax rates. As a result, our fiscal 2018 federal statutory rate was a blended rate of 28.1%. The difference between our (benefit from) provision for income tax and income tax expense (benefit) at the statutory rate of 28.1% was due to results of foreign operations that are subject to income taxes at different statutory rates, certain jurisdictions where we cannot recognize tax benefits on current losses, foreign withholding taxes, and tax benefits from a foreign tax refund and release of valuation allowance.
Income from Discontinued Operations

	Fiscal Year			$ Change
(In thousands)	2018	2017	2016	2018/2017	2017/2016
Income from discontinued operations, net of tax	$—	$—	$541	$—	$(541)
Our discontinued operations consisted of the WiMAX business, which was sold to EION Networks, Inc. (“EION”) on September 2, 2011. We completed the business transition with EION in fiscal 2012. The income recognized in fiscal 2016 was primarily due to recovery of certain WiMAX customer receivables that were previously written down.
Liquidity, Capital Resources and Financial Strategies
As of June 29, 2018, our cash and cash equivalents and short-term investments totaled $37.4 million. Approximately $14.2 million, or 37.9%, was held in the United States. The remaining balance of $23.2 million, or 62.1%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries at June 29, 2018, $21.3 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to U.S. taxes which would be nominal.
Operating Activities
Cash provided by operating activities is presented as net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $8.2 million for fiscal 2018, $9.4 million for fiscal 2017 and $0.4 million for fiscal 2016.
For fiscal 2018 compared to fiscal 2017, cash provided by operating activities declined by $1.2 million. Net contribution of non-cash items to cash provided by operating activities decreased by $3.6 million and net contribution of changes in operating assets and liabilities to cash provided by operating activities decreased by $0.6 million in fiscal 2018 as compared to fiscal 2017.
The $3.6 million decrease in the net contribution of non-cash items to cash provided by operating activities was primarily due to a $3.2 million net decrease in deferred income tax expense of which $3.3 million was related to the release of a valuation allowance for Alternative Minimum Tax, a $0.8 million decrease in charges for inventory write-downs, a $0.6 million decrease in depreciation and amortization of property, plant and equipment, and a $0.1 million decrease in loss on disposition of property, plant and equipment. The decreases were offset by a $0.6 million increase in bad debt expense and a $0.3 million gain on liquidation of a dormant subsidiary in the third quarter of fiscal 2017.
Changes in operating assets and liabilities resulted in a decrease of $0.6 million for fiscal 2018 compared to fiscal 2017. The decrease in accounts receivable was primarily due to stronger collections, and unbilled receivables increased due to timing of billings. The fluctuation in accounts payable and accrued expenses was primarily due to timing of liabilities incurred and vendor payments. The change in inventories and in customer service inventories was primarily due to demand and our focus on improving our inventory management. The change in advance payments and unearned income was due to timing of payment from customers and revenue recognition. We used $1.1 million in cash during fiscal 2018 on expenses related to restructuring liabilities.
For fiscal 2017 compared to fiscal 2016, the $9.0 million increase in cash provided by operating activities was primarily due to a $8.0 million decrease in working capital, a $0.4 million decrease in deferred income taxes benefits and a $8.7 million higher inventory and customer service inventory write-downs, a $2.1 million decrease in bad debt expense and a $0.8 million decrease in depreciation and amortization expense of property, plant and equipment offset by $29.0 million of higher net income.
Investing Activities
Net cash used in investing activities was $6.3 million for fiscal year 2018, $4.0 million for fiscal 2017 and $1.8 million for fiscal 2016, which consisted primarily of capital expenditures.
For fiscal 2019, we expect to spend approximately $6.0 million for capital expenditures, primarily on equipment for development and manufacturing of new products and to support customer managed services.
Financing Activities
Financing cash flows consist primarily of proceeds and repayments of short-term debt, repurchase of stock and proceeds from sale of share of common stock through employee equity plans. Net cash provided by financing activities was $12,000 for fiscal year 2018, $21,000 for fiscal 2017 and $13,000 for fiscal 2016.
As of June 29, 2018, our principal sources of liquidity consisted of the $37.4 million in cash, cash equivalents and short-term investments, $8.5 million of available credit under our $30.0 million credit facility with Silicon Valley Bank (“SVB Credit Facility”) which expires on June 29, 2019, and future collections of receivables from customers. We regularly require letters of credit from some customers and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically, our primary sources of liquidity have been cash flows from operations and credit facilities.
We believe that our existing cash and cash equivalents, the available line of credit under the SVB Credit Facility and future cash collections from customers will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for at least the next 12 months. Our SVB Credit Facility expires on June 29, 2019. While we intend and expect the SVB Credit Facility to be renewed, there can be no assurance that the SVB Credit Facility will be renewed. In addition, there can be no assurance, however, that our business will generate cash flow from operations, that we will be in compliance with the quarterly financial covenants contained in the SVB Credit Facility, or that we will have a sufficient borrowing base under such facility, or that anticipated operational improvements will be achieved. If we are not in compliance with the financial covenants or do not have sufficient eligible accounts receivable to support our borrowing base, the availability of our credit facility is not certain or may be diminished. Over the longer term, if we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations that may arise in the future, we may be required to sell assets, reduce capital expenditures, or obtain financing. If we need to obtain additional financing, we cannot be assured that it will be available on favorable terms, or at all. Our ability to make scheduled principal payments or pay interest on or refinance any future indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the microwave communications market and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
Available Credit Facility, Borrowings and Repayment of Debt
On June 29, 2018, we entered into a Third Amended and Restated Loan Agreement with Silicon Valley Bank with respect to our SVB Credit Facility. The SVB Credit Facility provides for a $30.0 million accounts receivable formula based revolving credit facility that can be borrowed by the U.S. company, with a $30.0 million sublimit that can be borrowed by our Singapore subsidiary. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of all borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the accounts receivable formula based revolving credit facility can also be utilized to issue letters of credit with a $15.0 million sublimit. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of June 29, 2018, available credit under the SVB Credit Facility was $8.5 million reflecting the calculated borrowing base of $18.4 million less existing borrowings of $9.0 million and outstanding letters of credit of $0.9 million.
The SVB Credit Facility carries an interest rate, at our option, computed (i) at the prime rate reported in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio; or (ii) if we satisfy a minimum adjusted quick ratio, a LIBOR rate determined in accordance with the SVB Credit Facility, plus a spread of 2.75%. Any outstanding Singapore subsidiary borrowed loans shall bear interest at an additional 2.00% above the applicable prime or LIBOR rate. During fiscal 2018, the weighted average interest rate on our outstanding loan was 5%. As of June 29, 2018 and June 30, 2017, our outstanding debt balance under the SVB Credit Facility was $9.0 million, and the interest rate was 5.50% and 4.75%, respectively.
The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with SVB may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 5.00% above the applicable interest rate.
As of June 29, 2018, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility. The $9.0 million borrowing was classified as a current liability as of June 29, 2018 and June 30, 2017. We repaid the $9.0 million in July 2018.
We also obtained an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our subsidiary located there in fiscal 2015. This line of credit provides for $0.3 million in short-term advances at various interest rates, all of which was available as of June 29, 2018. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of June 29, 2018. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.
Restructuring Payments
We had liabilities for restructuring activities totaling $1.9 million as of June 29, 2018, of which $1.4 million was classified as current liability and expected to be paid in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of June 29, 2018:

	Obligations Due by Fiscal Year
(In thousands)	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years	Other
Borrowings under credit facility	$9,000	$9,000	$—	$—	$—	$—
Purchase obligations (1)(4)	25,131	24,263	724	72	72	—
Other purchase obligations (3)(4)	1,108	1,108	—	—	—
Operating lease commitments (4)	6,279	1,878	2,170	358	1,873	—
Reserve for uncertain tax positions (2)	2,941	—	—	—	—	2,941
Total contractual cash obligations	$44,459	$36,249	$2,894	$430	$1,945	$2,941
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

(2)
Liabilities for uncertain tax positions of $2.9 million were included in long-term liabilities in the consolidated balance sheets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

(3)	Contractual obligation related to software licenses.

(4)	These items are not recorded on our consolidated balance sheets.
Commercial Commitments
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit and other arrangements with financial institutions and insurers primarily relating to the guarantee of future performance on certain tenders and contracts to provide products and services to customers. As of June 29, 2018, we had commercial commitments on outstanding surety bonds and standby letters of credit as follows:

	Expiration of Commitments by Fiscal Year
(In thousands)	Total	2019	2020	2021	After 2021
Standby letters of credit used for:
Bids	$35	$35	$—	$—	$—
Payment guarantees	260	158	—	—	102
Performance	1,326	1,228	98	—	—
Tax bonds	13	6	4	3	—
	1,634	1,427	102	3	102
Surety bonds used for:
Bids	26	26	—	—	—
Performance	46,220	29,122	17,098	—	—
Payment guarantees	739	739	—	—	—
Tax bonds	2,892	3	2,889	—	—
	49,877	29,890	19,987	—	—
Total commercial commitments	$51,511	$31,317	$20,089	$3	$102

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

Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of June 29, 2018, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.
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
We use foreign exchange forward contracts to hedge forecasted foreign currency transactions relating to forecasted sales and purchase transactions. Prior to the fourth quarter of fiscal 2015, these derivatives were designated as cash flow hedges and are carried at fair value. The effective portion of the gain or loss was initially reported as a component of accumulated other comprehensive loss, and upon occurrence of the forecasted transaction, was subsequently reclassified into the income or expense line item to which the hedged transaction relates. Beginning the fourth quarter of fiscal 2015, we no longer prepared contemporaneous documentation of hedges for the new foreign exchange forward contracts we entered into. As a result, the foreign exchange hedges no longer qualified as cash flow hedges. The changes in fair value related to the hedges were recorded in income or expenses line items on our statements of operations. We also enter into foreign exchange forward contracts to mitigate the change in fair value of specific non-functional currency assets and liabilities on the balance sheets. All balance sheet hedges are marked to market through earnings every period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. The last qualifying cash flow hedges occurred in the first quarter of fiscal 2016 and we reclassified a $41,000 gain out of accumulated other comprehensive loss into cost of revenues during the first quarter of fiscal 2016.
As of June 29, 2018, we had two foreign currency forward contracts outstanding as follows:

Currency	Notional Contract Amount (Local Currency)	Notional Contract Amount (USD)
	(In thousands)
New Zealand dollar	5,400	$3,811
Japanese yen	28,620	$260
Total of all currency forward contracts		$4,071

Net foreign exchange gain (loss) recorded in our consolidated statements of operations during fiscal 2018, 2017 and 2016 was as follows:

	Fiscal Year
(In thousands)	2018	2017	2016
Amount included in costs of revenues	$402	$(847)	$(556)
Amount included in other (expense) income	(188)	135	(1,245)
Total foreign exchange gain (loss), net	$214	$(712)	$(1,801)
A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of June 29, 2018 would have an impact of approximately $0.4 million on the fair value of such instruments. Certain of our international business are transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars is included as a component of stockholders’ equity. As of June 29, 2018 and June 30, 2017, the cumulative translation adjustment decreased our stockholders’ equity by $12.6 million and $11.8 million, respectively.
In 2017, we reclassified a $0.3 million foreign current translation gain from accumulated other comprehensive loss to other (expense) income upon liquidation of a dormant foreign legal entity.
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
Exposure on Cash Equivalents and Short-term Investments
We had $37.4 million in total cash and cash equivalents and short-term investments as of June 29, 2018. Cash equivalents and short-term investments totaled $15.5 million as of June 29, 2018 and were comprised of money market funds and certificates of deposit. Cash equivalents and short-term investments have been recorded at fair value on our balance sheets.
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
The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents and short-term investments earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The investments held as of June 29, 2018, had weighted-average days to maturity of 39 days, and an average yield of 7.36% per annum. A 10% change in interest rates on our cash equivalents and short-term investments is not expected to have a material impact on our financial position, results of operations or cash flows.
Exposure on Borrowings
During fiscal 2018, we had $9.0 million of demand borrowings outstanding under our credit facility that incurred interest at the prime rate plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. During fiscal 2018, our weighted average interest rate was 5% and we recorded total interest expense of less than $0.1 million on these borrowings.

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
Recognition of profit on long-term contracts requires estimates of the total contract value, the total cost at completion and the measurement of progress towards completion. Significant judgment is required when estimating total contract costs and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are reflected in income in the period in which the circumstances that gave rise to the revision become known to us.
Inventory Valuation and Provisions for Excess and Obsolete Losses
Our inventories have been valued at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We balance the need to maintain prudent inventory levels to ensure competitive delivery performance with the risk of excess or obsolete inventory due to changing technology and customer requirements, and new product introductions. The manufacturing of our products is handled primarily by contract manufacturers. Our contract manufacturers procure components and manufacture our products based on our forecast of product demand. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand, the stage of the product life cycle, anticipated end of product life and production requirements. Several factors may influence the sale and use of our inventories, including decisions to exit a product line, technological change, new product development and competing product offerings. These factors could result in a change in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may be overstated or understated. In the future, if we determine that our inventory is overvalued, we would be required to recognize such costs in cost of product sales and services in our consolidated statement of operations at the time of such determination. In the case of goods which have been written down below cost at the close of a fiscal quarter, such reduced amount is considered the new lower cost basis for subsequent accounting purposes, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We did not make any material changes in the valuation methodology during the past three fiscal years.
Our customer service inventories are stated at the lower of cost and net realizable value. We carry service parts because we generally provide product warranty for 12 to 36 months and earn revenue by providing enhanced and extended warranty and repair service during and beyond this warranty period. Customer service inventories consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use permanently or on a temporary basis while the defective unit is being repaired. We record adjustments to reduce the carrying value of customer service inventories to their net realizable value. Factors influencing these adjustments include product life cycles, end of service life plans and volume of enhanced or extended warranty service contracts. Estimates of net realizable value involve significant estimates and judgments about the future, and revisions would be required if these factors differ from our estimates.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Aviat Networks, Inc.
Milpitas, California:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Aviat Networks, Inc. (the “Company”) as of June 29, 2018 and June 30, 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended June 29, 2018, the related notes and the financial statement schedule - Valuation and Qualifying Accounts (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 29, 2018 and June 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 29, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2015.

San Jose, California
August 28, 2018

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share amounts)	June 29, 2018	June 30, 2017	July 1, 2016
Revenues:
Revenue from product sales	$151,685	$153,517	$167,827
Revenue from services	90,821	88,357	100,863
Total revenues	242,506	241,874	268,690
Cost of revenues:
Cost of product sales	100,112	105,183	128,727
Cost of services	61,891	61,219	78,246
Total cost of revenues	162,003	166,402	206,973
Gross margin	80,503	75,472	61,717
Operating expenses:
Research and development expenses	19,750	18,684	20,806
Selling and administrative expenses	58,157	57,184	65,902
Restructuring charges	1,279	589	2,455
Total operating expenses	79,186	76,457	89,163
Operating income (loss)	1,317	(985)	(27,446)
Interest income	198	261	252
Interest expense	(29)	(50)	(104)
Other (expense) income	(220)	169	(1,245)
Income (loss) from continuing operations before income taxes	1,266	(605)	(28,543)
(Benefit from) provision for income taxes	(1,036)	16	1,635
Income (loss) from continuing operations	2,302	(621)	(30,178)
Income from discontinued operations, net of tax	—	—	541
Net income (loss)	2,302	(621)	(29,637)
Less: Net income attributable to noncontrolling interests, net of tax	457	202	270
Net income (loss) attributable to Aviat Networks	$1,845	$(823)	$(29,907)

Amount attributable to Aviat Networks
Net income (loss) from continuing operations, net of tax	$1,845	$(823)	$(30,448)
Net income from discontinued operations, net of tax	$—	$—	$541

Basic income (loss) per share attributable to Aviat Networks’ common stockholders:
Continuing operations	$0.35	$(0.16)	$(5.81)
Discontinued operations	$—	$—	$0.10
Net income (loss)	$0.35	$(0.16)	$(5.71)

Diluted income (loss) per share attributable to Aviat Networks’ common stockholders:
Continuing operations	$0.33	$(0.16)	$(5.81)
Discontinued operations	$—	$—	$0.10
Net income (loss)	$0.33	$(0.16)	$(5.71)

Weighted average shares outstanding, basic and diluted
Basic	5,336	5,292	5,238
Diluted	5,647	5,292	5,238
See accompanying notes to consolidated financial statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
(In thousands)	June 29, 2018	June 30, 2017	July 1, 2016
Net income (loss)	$2,302	$(621)	$(29,637)
Other comprehensive income (loss):
Cash flow hedges:
Reclassification adjustments for (gain) loss included in net income (loss)	—	—	(41)
Net change in unrealized (loss) gain on hedging activities	—	—	(41)
Foreign currency translation:
Loss arising during period	(820)	(279)	(2,488)
Reclassification of gain on liquidation of subsidiary	—	(349)	—
Net change in cumulative translation adjustment	(820)	(628)	(2,488)
Other comprehensive loss	(820)	(628)	(2,529)
Comprehensive income (loss)	1,482	(1,249)	(32,166)
Comprehensive income attributable to noncontrolling interests, net of tax	457	202	270
Comprehensive income (loss) attributable to Aviat Networks	$1,025	$(1,451)	$(32,436)

See accompanying notes to consolidated financial statements

AVIAT NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)	June 29, 2018	June 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$37,425	$35,658
Restricted cash	3	541
Short-term investments	—	264
Accounts receivable, net	43,068	45,945
Unbilled receivables	14,167	12,110
Inventories	21,290	21,794
Customer service inventories	1,507	1,871
Other current assets	6,006	6,402
Total current assets	123,466	124,585
Property, plant and equipment, net	17,179	16,406
Deferred income taxes	5,600	6,178
Other assets	9,816	5,407
Total long-term assets	32,595	27,991
TOTAL ASSETS	$156,061	$152,576
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$9,000	$9,000
Accounts payable	30,878	33,606
Accrued expenses	25,864	21,933
Advance payments and unearned income	19,300	20,004
Restructuring liabilities	1,426	1,475
Total current liabilities	86,468	86,018
Unearned income	6,593	7,062
Other long-term liabilities	1,250	1,022
Reserve for uncertain tax positions	2,941	2,453
Deferred income taxes	1,293	1,681
Total liabilities	98,545	98,236
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 5,351,155 and 5,317,766 shares issued and outstanding as of as of June 29, 2018 and June 30, 2017, respectively	54	53
Additional paid-in-capital	816,426	813,733
Accumulated deficit	(746,359)	(748,204)
Accumulated other comprehensive loss	(12,605)	(11,785)
Total Aviat Networks stockholders’ equity	57,516	53,797
Noncontrolling interests	—	543
Total equity	57,516	54,340
TOTAL LIABILITIES AND EQUITY	$156,061	$152,576
See accompanying notes to consolidated financial statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(In thousands)	June 29, 2018	June 30, 2017	July 1, 2016
Operating Activities
Net income (loss)	$2,302	$(621)	$(29,637)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization of property, plant and equipment	5,199	5,840	6,648
(Recovery) provision for uncollectible receivables	(17)	(580)	1,532
Share-based compensation	2,357	2,111	1,836
Deferred tax assets, net	(3,155)	75	(334)
Charges for inventory and customer service inventory write-downs	364	1,137	9,868
Loss on disposition of property, plant and equipment, net	75	153	827
Gain on liquidation of subsidiary	—	(349)	—
Changes in operating assets and liabilities:
Accounts receivable	2,828	18,178	17,023
Unbilled receivables	(2,067)	(6,986)	12,041
Inventories	615	6,383	(4,995)
Customer service inventories	(445)	90	2,419
Accounts payable	(2,225)	608	(13,976)
Accrued expenses	2,772	(1,310)	(599)
Advance payments and unearned income	(995)	(13,099)	(4,425)
Income taxes payable or receivable	1,253	1,415	2
Other assets and liabilities	(652)	(3,640)	2,126
Net cash provided by operating activities	8,209	9,405	356
Investing Activities
Payments for acquisition of property, plant and equipment	(6,563)	(4,021)	(1,574)
Purchase of short-term investments	—	(139)	(222)
Maturities of short-term investments	264	122	—
Net cash used in investing activities	(6,299)	(4,038)	(1,796)
Financing Activities
Proceeds from borrowings	36,000	33,000	36,000
Repayments of borrowings	(36,000)	(33,000)	(36,000)
Proceeds from issuance of common stock under employee stock plans	20	21	13
Payments for repurchase of Company stock	(8)	—	—
Net cash provided by financing activities	12	21	13
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(727)	(244)	(2,347)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,195	5,144	(3,774)
Cash, cash equivalents and restricted cash, beginning of year	36,569	31,425	35,199
Cash, cash equivalents and restricted cash, end of year	$37,764	$36,569	$31,425

	Fiscal Year Ended
(In thousands)	June 29, 2018	June 30, 2017	July 1, 2016
Non-cash investing activities
Reclassification of property, plant and equipment to inventory	$—	$—	$1,094
Unpaid property, plant and equipment	$805	$1,219	$1,261
Noncontrolling interests buyout	$603	$—	$—
Supplemental disclosures of cash flow information:
Cash paid for interest	$29	$94	$111
Cash paid (refunded) for income taxes, net	$1,282	$(313)	$1,964

See accompanying notes to consolidated financial statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Aviat Networks Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Aviat Networks Stockholders’ Equity	Noncontrolling Interests	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of July 3, 2015	5,208,200	$52	$809,788	$(717,474)	$(8,628)	$83,738	$71	$83,809
Net (loss) income				(29,907)		(29,907)	270	(29,637)
Other comprehensive loss, net of tax					(2,529)	(2,529)		(2,529)
Issuance of common stock under employee stock plans	54,498	1	12			13		13
Fractional shares buyback and other	(1,657)		(35)			(35)		(35)
Share-based compensation			1,836			1,836		1,836
Balance as of July 1, 2016	5,261,041	53	811,601	(747,381)	(11,157)	53,116	341	53,457
Net (loss) income				(823)		(823)	202	(621)
Other comprehensive loss, net of tax					(628)	(628)		(628)
Issuance of common stock under employee stock plans	56,725	—	21			21		21
Share-based compensation			2,111			2,111		2,111
Balance as of June 30, 2017	5,317,766	53	813,733	(748,204)	(11,785)	53,797	543	54,340
Net income				1,845		1,845	457	2,302
Other comprehensive loss, net of tax					(820)	(820)		(820)
Issuance of common stock under employee stock plans	33,889	1	19			20		20
Stock repurchase	(500)		(8)			(8)		(8)
Share-based compensation			2,357			2,357		2,357
Noncontrolling interests buyout			325			325	$(1,000)	$(675)
Balance as of June 29, 2018	5,351,155	$54	$816,426	$(746,359)	$(12,605)	$57,516	$—	$57,516

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
Basis of Presentation
The consolidated financial statements include the accounts of Aviat Networks and its wholly-owned and majority owned subsidiaries. Significant intercompany transactions and accounts have been eliminated. Certain amounts in the prior-years consolidated financial statements have been reclassified to conform to the current-year presentation.
Our fiscal year ends on the Friday nearest June 30. This was June 29 for fiscal 2018, June 30 for fiscal 2017 and July 1 for fiscal 2016. Fiscal years 2018, 2017 and 2016 presented each included 52 weeks. In these notes to consolidated financial statements, we refer to our fiscal years as “fiscal 2018”, “fiscal 2017” and “fiscal 2016.”
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

Cash, Cash Equivalents, Restricted Cash and Short-Term Investments
We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are carried at amortized cost, which approximates fair value due to the short-term nature of these investments. Investments with an original maturity of greater than three months are accounted for as short-term investments and are classified as such at the time of purchase.
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
As of June 29, 2018 and June 30, 2017, all of our high-quality marketable debt securities were invested in prime money market funds and were classified as cash equivalents except for $0.3 million classified as short-term investments as of June 30, 2017. There were no short-term investments as of June 29, 2018.
Cash and cash equivalents that are restricted as to withdrawal or usage under the terms of contractual agreements are recorded as restricted cash. At June 30, 2017, our short-term restricted cash of $0.5 million mainly included cash balances of one of our international subsidiaries. Our long-term restricted cash included the cash balance in our disability insurance voluntary plan account that cannot be used by us for any operating purposes other than to pay benefits to the insured employees and was recorded in other assets in our consolidated balance sheets and the corresponding liabilities were included in other long-term liabilities in our consolidated balance sheets.
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
During fiscal 2018, 2017 and 2016, we had one customer in Africa, Mobile Telephone Networks Group (“MTN Group”) that accounted for 13%, 14% and 18%, respectively, of our total revenue. As of June 29, 2018 and June 30, 2017, MTN Group accounted for approximately 13% and 26%, respectively, of our accounts receivable. No other customers accounted for more than 10% of our revenue or accounts receivable for the years presented. The loss of all business from MTN Group or any other significant customers, could adversely affect our results of operations, cash flows and financial position.
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
Inventories
Inventories are valued at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Cost is determined using standard cost, which approximates actual cost on a weighted-average first-in-first-out basis. We regularly review inventory quantities on hand and record adjustments to reduce the cost of inventory for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. Inventory adjustments are measured as the difference between the cost of the inventory and net realizable value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
Customer Service Inventories
Our customer service inventories are stated at the lower of cost and net realizable value. We carry service parts because we generally provide product warranty for 12 to 36 months and earn revenue by providing enhanced and extended warranty and repair service during and beyond this warranty period. Customer service inventories consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use permanently or on a temporary basis while the defective unit is being repaired. We record adjustments to reduce the carrying value of customer service inventories to their net realizable value. Factors influencing these adjustments include product life cycles, end of service life plans and volume of enhanced or extended warranty service contracts. Estimates of net realizable value involve significant estimates and judgments about the future, and revisions would be required if these factors differ from our estimates.
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
Warranties
On product sales, we provide for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which we do business. In the case of products sold by us, our warranties generally start from the delivery date and continue for one to three years, depending on the terms.
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
Noncontrolling Interests
A noncontrolling interest represents the equity interest in a subsidiary that is not attributable, either directly or indirectly, to Aviat Networks and is reported as our equity, separately from our controlling interests. The noncontrolling interests relate to our ownership interest in a subsidiary company in South Africa with a local partner, where we are the majority owner at 51%. Revenues, expenses, gains, losses, net loss and other comprehensive income (loss) are reported in the consolidated financial statements at the consolidated amounts, which include the amounts attributable to both the controlling and noncontrolling interests. During the fourth quarter of fiscal year 2018, we acquired the remaining interest of this subsidiary for $0.6 million which was recorded as “Accrued expenses” on our Consolidated Balance Sheets as of June 29, 2018. This amount will be fully paid through four installments during fiscal 2019.
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
Gains and losses resulting from foreign exchange transactions and revaluation of monetary assets and liabilities in non-functional currencies are included in either cost of product sales and services or other income (expense) in the accompanying consolidated statements of operations, based on the nature of the transactions. Net foreign exchange gain (loss) recorded in our consolidated statements of operations during fiscal 2018, 2017 and 2016 was as follows:

	Fiscal Year
(In thousands)	2018	2017	2016
Amount included in costs of revenues	$402	$(847)	$(556)
Amount included in other (expense) income	(188)	135	(1,245)
Total foreign exchange gain (loss), net	$214	$(712)	$(1,801)
Retirement Benefits
As of June 29, 2018, we provided retirement benefits to substantially all employees primarily through our defined contribution retirement plans. These plans have matching and savings elements. Contributions by us to these retirement plans are based on profits and employees’ savings with no other funding requirements. Contributions to retirement plans are expensed as incurred. Retirement plan expense amounted to $1.9 million, $1.8 million and $2.0 million in fiscal 2018, 2017 and 2016, respectively.
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
While our customers generally do not have the right of return, we reserve for estimated product returns as an offset to revenue or deferred revenue based primarily on historical trends. Actual product returns may be different than what was estimated. These factors and unanticipated changes in the economic and industry environment could make actual results differ from our return estimates.
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
Advertising Costs
We expense all advertising costs as incurred. Advertising costs were immaterial during fiscal 2018, 2017 and 2016.

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
Restructuring Charges
Our restructuring charges represent expenses incurred in connection with certain cost reduction programs that we have implemented, and consisted of the costs of employee termination costs, lease and other contract termination charges and other costs of exiting activities or geographies. A liability for costs associated with an exit or disposal activity is measured at its fair value when the liability is incurred. Expenses for one-time termination benefits are recognized at the date we notify the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. We recognize severance benefits provided as part of an ongoing benefit arrangement when the payment is probable, and the amounts can be reasonably estimated. Liabilities related to termination of an operating lease or contract are measured and recognized at fair value when the contract does not have any future economic benefit to the entity and the fair value of the liability is determined based on the present value of the remaining lease obligations, adjusted for the effects of deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property. The assumptions in determining such estimates include anticipated timing of sublease rentals and estimates of sublease rental receipts and related costs based on market conditions. We expense all other costs related to an exit or disposal activity as incurred.

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
Accounting Standards Adopted
In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16 Income Taxes (Topic 740), Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, which requires that an entity recognizes the tax expense from the sale of intra-entity sales of assets, other than inventory, in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. We adopted this update during the first quarter of fiscal 2018. The adoption had no material impact on our consolidated financial statements and disclosures.
In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330), Simplifying the Measurement of Inventory, which provides guidance to companies who account for inventory using either the first-in, first-out (“FIFO”) or average cost methods. The guidance states that companies should measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We adopted this update during the first quarter of fiscal 2018. The adoption had no material impact on our consolidated financial statements and disclosures.
Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09 (Topic 606), Revenue from Contracts with Customers with amendments issued in 2015 and 2016. This standard will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption. We will adopt the new standard using the modified retrospective method at the beginning of our first quarter of fiscal 2019 with the cumulative effect recognized as an adjustment to the opening balance of our accumulated deficit (net of tax) as of June 30, 2018. Prior periods will not be retroactively adjusted and will continue to be reported under the accounting standards in effect for those periods.
Upon adoption, we expect to record a cumulative effect to June 30, 2018 opening accumulated deficit consisting of backlog between $17.6 million and $18.7 million that will not be recognized as revenue, less related costs of revenues and taxes resulting in a net decrease to accumulated deficit between $5.3 million to $6.4 million. However, this assessment is preliminary as we will continue to assess and complete the review of all potential impacts of the standard including the tax related impact during the first quarter of fiscal 2019. The most significantly impacted areas are the following:

•
Bill and Hold Sales: Certain customer arrangements consist of bill and hold characteristics under which we bill a customer for a product but we retain physical possession of the product until it is transferred to the customer at a point in time in the future. Under Topic 606, certain customer contracts allow a customer to obtain control of a product even though that product remains in our physical possession. The change under Topic 606 requires consideration of the indicators of when control has been transferred and sets forth additional criteria to be met in a bill-and-hold arrangement resulting in revenue being recognized earlier. Upon adoption, we expect to record a cumulative effect adjustment to June 30, 2018 opening accumulated deficit consisting of backlog between $11.4 million to $11.6 million that will not be recognized as revenue, less related cost of product sales and taxes resulting in a net decrease to accumulated deficit of between $2.4 million and $2.6 million.

•
Professional Services Revenue: We will change our revenue recognition for installation services which is currently recognized as services are completed or upon written acceptance from customers, if applicable, or acceptance provisions have lapsed. Under Topic 606, revenue from installation services will be recognized over time using the input method. The use of the input method requires us to make reasonably dependable estimates. We use the input method based on costs incurred, where revenue is calculated based on the percentage of total costs incurred in relation to total estimated costs at completion of the contract. The input method is reasonable because the costs incurred best reflect our efforts toward satisfying the performance obligation over time. Upon adoption, we expect to record a cumulative effect adjustment to June 30, 2018 opening accumulated deficit consisting of backlog between $4.3 million to $4.8 million that will not be recognized as revenue, less related cost of services and taxes resulting in a net decrease to accumulated deficit of between $1.1 million and $1.6 million.

•
Transfer of Control: Certain of our contracts include penalties, acceptance provisions or other price variability that precluded revenue recognition under Topic 605 because of the requirement for amounts to be fixed or determinable. Topic 606 requires us to estimate and account for variable consideration as a reduction of the transaction price. Upon adoption, we expect to record a cumulative effect adjustment to June 30, 2018 opening accumulated deficit consisting of backlog between $1.2 million to $1.6 million that will not be recognized as revenue, less related cost of revenues and taxes resulting in a net decrease to accumulated deficit of between $1.1 million to $1.5 million.

Additionally, under Topic 606, prepayments received from customers for contracts subject to termination without penalty will be recorded as a refund liability on the consolidated balance sheets. Under previous guidance, prepayments received from customers were recorded in advanced payments and unearned income on the consolidated balance sheets.
We do not expect that the new standard will result in substantive changes in our deliverables or the amounts of revenue allocated between multiple deliverables, with the exception of the items discussed above with the primary impacts due to a reduction in deferred revenue for revenue streams that are recognized earlier under the new standard and capitalization of incremental costs to obtain customer contracts.
In addition, revenue allocation under Topic 606 requires an allocation of revenue between deliverables or performance obligations within an arrangement. Under Topic 605 the allocation of revenue to delivered items was restricted to the amount which was not contingent on future deliverables; however, Topic 606 removes this restriction such that related to the delivery of additional items or meeting other specified performance conditions, may result in revenue being recognized earlier.
Topic 606 is also expected to impact software revenue. Under Topic 605, we defer revenue for software licenses where vendor-specific objective evidence ("VSOE") of fair value had not been established for undelivered item and recognize this revenue straight line over the maintenance period. Under Topic 606, for arrangements containing software, revenue deferred for the undelivered elements will be based on a relative standalone selling price allocation, generally resulting in software arrangement revenue being recognized earlier. Upon adoption, we expect to record a cumulative effect adjustment to June 30, 2018 opening accumulated deficit consisting of backlog of $0.7 million that will not be recognized as revenue, less taxes resulting in a net decrease to accumulated deficit of $0.7 million.

Previously, we expensed our sales commission expense as incurred. Under Topic 606, the Company will capitalize and amortize incremental commission costs to obtain the contract over a benefit period. We have elected a practical expedient to exclude contracts with a benefit period of a year or less from this deferral requirement. Upon adoption, we expect to record a cumulative effect adjustment to reduce our June 30, 2018 opening accumulated deficit relating to sales commissions by between $0.7 million to $0.8 million.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance retains the current accounting for classifying and measuring investments in debt securities and loans but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. The guidance also changes the accounting for investments without a readily determinable fair value and that do not qualify for the practical expedient to estimate fair value. A policy election can be made for these investments whereby estimated fair value may be measured at cost and adjusted in subsequent periods for any impairment or changes in observable prices of identical or similar investments. This ASU is effective for fiscal years beginning after December 15, 2017. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
Note 2. Accumulated Other Comprehensive Loss
The changes in components of our accumulated other comprehensive loss during fiscal 2018, 2017 and 2016 were as follows:

(In thousands)	Foreign Currency Translation Adjustment (“CTA”)	Hedging Derivatives	Total Accumulated Other Comprehensive Income (Loss)
Balance as of July 3, 2015	$(8,669)	$41	$(8,628)
Other comprehensive loss before reclassification	(2,488)	—	(2,488)
Less: reclassification for amounts included in net loss	—	(41)	(41)
Balance as of July 1, 2016	(11,157)	—	(11,157)
Other comprehensive loss before reclassification	(279)	—	(279)
Less: reclassification for amounts included in net loss	(349)	—	(349)
Balance as of June 30, 2017	(11,785)	—	(11,785)
Other comprehensive loss	(820)	—	(820)
Balance as of June 29, 2018	$(12,605)	$—	$(12,605)
No income tax benefits were allocated to other comprehensive loss in fiscal 2018, 2017 and 2016.
In fiscal 2018, 2017 and 2016, the realized gain (loss) reclassified out of accumulated other comprehensive loss was included in the following line item locations in our consolidated statements of operations:

	Fiscal Year
(In thousands)	2018	2017	2016
Revenues	$—	$—	$—
Cost of revenues	—	—	41
Other income	—	349	—
	$—	$349	$41

Note 3. Net Income (Loss) per Share of Common Stock
Net income (loss) per share is computed using the two-class method, by dividing net income (loss) attributable to us by the weighted average number of shares of our outstanding common stock and participating securities outstanding. Our restricted shares contain rights to receive non-forfeitable dividends and therefore are considered to be participating securities and included in the calculations of net income per basic and diluted common share. Undistributed losses are not allocated to unvested restricted shares because the unvested restricted shares are not contractually obligated to share our losses. The impact on earnings per share of the participating securities under the two-class method was immaterial.
The following table presents the computation of basic and diluted net income (loss) per share attributable to our common stockholders:

	Fiscal Year
(In thousands, except per share amounts)	2018	2017	2016
Numerator:
Net income (loss) attributable to Aviat Networks	$1,845	$(823)	$(29,907)

Denominator:
Weighted average shares outstanding, basic	5,336	5,292	5,238
Effect of potentially dilutive equivalent shares	311	—	—
Weighted average shares outstanding, diluted	5,647	5,292	5,238

Net income (loss) per share of common stock outstanding:
Basic	$0.35	$(0.16)	$(5.71)
Diluted	$0.33	$(0.16)	$(5.71)
The following table summarizes the weighted-average equity awards that were excluded from the diluted net income (loss) per share calculations since they were antidilutive:

	Fiscal Year
(In thousands)	2018	2017	2016
Stock options	270	410	538
Restricted stock units and performance stock units	—	403	258
Total shares of common stock excluded	270	813	796
Note 4. Balance Sheet Components
Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that reconciles to the corresponding amount in the Consolidated Statements of Cash Flows:

(In thousands)	June 29, 2018	June 30, 2017
Cash and cash equivalents	$37,425	$35,658
Restricted cash	3	541
Restricted cash included in Other assets	336	370
Total cash, cash equivalents, and restricted cash in the Statements of Cash Flows	$37,764	$36,569

Accounts Receivable, net
Our net accounts receivable is summarized below:

(In thousands)	June 29, 2018	June 30, 2017
Accounts receivable	$44,656	$49,864
Less: allowances for collection losses	(1,588)	(3,919)
Total accounts receivable, net	$43,068	$45,945
Inventories
Our inventories are summarized below:

(In thousands)	June 29, 2018	June 30, 2017
Finished products	$15,496	$16,619
Work in process	3,246	3,088
Raw materials and supplies	2,548	2,087
Total inventories	$21,290	$21,794
Deferred cost of revenue included within finished goods	$3,667	$7,120
Consigned inventories included within raw materials	$1,492	$1,268
During fiscal 2018, 2017 and 2016, we recorded charges to adjust our inventory and customer service inventory due to excess and obsolete inventory resulting from lower sales forecast, product transitioning or discontinuance. Such (recovery) charges incurred during fiscal 2018, 2017 and 2016 were classified in cost of product sales as follows:

	Fiscal Year
(In thousands)	2018	2017	2016
Excess and obsolete inventory (recovery) charges	$(443)	$39	$9,175
Customer service inventory write-downs	807	1,098	693
	$364	$1,137	$9,868
As % of revenue	0.2%	0.5%	3.7%
Property, Plant and Equipment, net
Our property, plant and equipment, net are summarized below:

(In thousands)	June 29, 2018	June 30, 2017
Land	$710	$710
Buildings and leasehold improvements	11,597	11,442
Software	15,498	14,803
Machinery and equipment	48,076	43,174
	75,881	70,129
Less accumulated depreciation and amortization	(58,702)	(53,723)
	$17,179	$16,406
Depreciation and amortization expense related to property, plant and equipment, including amortization of internal use software and capital lease equipment, was $5.2 million, $5.8 million and $6.6 million, respectively, in fiscal 2018, 2017 and 2016.

Accrued Expenses
Our accrued expenses are summarized below:

(In thousands)	June 29, 2018	June 30, 2017
Accrued compensation and benefits	$8,574	$8,317
Accrued agent commissions	1,774	1,911
Accrued warranties	3,196	3,056
Other	12,320	8,649
	$25,864	$21,933
We accrue for the estimated cost to repair or replace products under warranty. Changes in our warranty liability, which is included as a component of accrued expenses in the consolidated balance sheets were as follows:

	Fiscal Year
(In thousands)	2018	2017	2016
Balance as of the beginning of the fiscal year	$3,056	$3,944	$4,221
Warranty provision recorded during the period	2,529	1,604	3,462
Consumption during the period	(2,389)	(2,492)	(3,739)
Balance as of the end of the period	$3,196	$3,056	$3,944
Advanced payments and Unearned Income
Our advanced payments and unearned income are summarized below:

(In thousands)	June 29, 2018	June 30, 2017
Advanced payments	$7,151	$8,760
Unearned income	12,149	11,244
	$19,300	$20,004
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
The carrying amounts, estimated fair values and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of June 29, 2018 and June 30, 2017 were as follows:

	June 29, 2018		June 30, 2017
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Cash and cash equivalents:
Money market funds	$13,871	$13,871	$22,059	$22,059	Level 1
Bank certificates of deposit	$1,645	$1,645	$66	$66	Level 2
Short-term investments:
Bank certificates of deposit	$—	$—	$264	$264	Level 2
Other current assets:
Foreign exchange forward contracts	$—	$—	$—	$—	Level 2
Liabilities:
Other accrued expenses:
Foreign exchange forward contracts	$158	$158	$5	$5	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items mainly are money market funds purchased from two major financial institutions. As of June 29, 2018, these money market funds were valued at $1.00 net asset value per share by these financial institutions.
We classify items in Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources are available with reasonable levels of price transparency. Our bank certificates of deposit and foreign exchange forward contracts are classified within Level 2. Foreign currency forward contracts are measured at fair value using observable foreign currency exchange rates. The assets and liabilities related to our foreign currency forward contracts were not material as of June 29, 2018 and June 30, 2017. We did not have any recurring assets or liabilities that were valued using significant unobservable inputs.
Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During fiscal 2018, 2017 and 2016, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.
Note 6. Credit Facility and Debt
On June 29, 2018, we entered into a Third Amended and Restated Loan Agreement with Silicon Valley Bank (the “SVB Credit Facility”). The SVB Credit Facility expires on June 29, 2019. The SVB Credit Facility provides for a $30.0 million accounts receivable formula based revolving credit facility that can be borrowed by our U.S. company, with a$30.0 million sublimit that can be borrowed by our Singapore subsidiary. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of the borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the accounts receivable formula based revolving credit facility can also be utilized to issue letters of credit with a $15.0 million sublimit. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of June 29, 2018, available credit under the SVB Credit Facility was $8.5 million reflecting the calculated borrowing base of $18.4 million less existing borrowings of $9.0 million and outstanding letters of credit of $0.9 million.
The SVB Credit Facility carries an interest rate, at our option, computed (i) at the prime rate reported in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio; or (ii) if we satisfy a minimum adjusted quick ratio, a LIBOR rate determined in accordance with the SVB Credit Facility, plus a spread of 2.75%. Any outstanding Singapore subsidiary borrowed loans shall bear interest at an additional 2.00% above the applicable prime or LIBOR rate. During fiscal 2018, the weighted average interest rate on our outstanding loan was 5%. As of June 29, 2018 and June 30, 2017, our outstanding debt balance under the SVB Credit Facility was $9.0 million, and the interest rate was 5.50% and 4.75%, respectively.
The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with Silicon Valley Bank may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 5.00% above the applicable interest rate. As of June 29, 2018, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility. The $9.0 million borrowing was classified as a current liability as of June 29, 2018 and June 30, 2017. We repaid the $9.0 million in July 2018.
Note 7. Restructuring Activities
The following tables summarize our restructuring related activities during fiscal year 2018, 2017 and 2016:

(In thousands)	Severance and Benefits
	Fiscal 2018-2019 Plan	Fiscal 2016-2017 Plan	Fiscal 2015-2016 Plan	Fiscal 2013-2014 Plan	Total
Balance as of July 3, 2015	$—	$—	$650	$106	$756
Charges, net	—	2,210	344	(6)	2,548
Cash payments	—	(698)	(637)	(32)	(1,367)
Balance as of July 1, 2016	—	1,512	357	68	1,937
Charges, net	—	345	36	—	381
Cash payments	—	(1,542)	(294)	(4)	(1,840)
Balance as of June 30, 2017	—	315	99	64	478
Charges, net	1,532	(5)	—	—	1,527
Cash payments	—	(295)	(66)	—	(361)
Foreign current translation gain (loss)	—	(1)	3	—	2
Balance as of June 29, 2018	$1,532	$14	$36	$64	$1,646

(In thousands)	Facilities and Other
	Fiscal 2015-2016 Plan	Fiscal 2014-2015 Plan	Fiscal 2013-2014 Plan	Total
Balance as of July 3, 2015	$633	$790	$2,331	$3,754
Charges, net	(62)	77	(108)	(93)
Cash payments	(21)	(584)	(1,373)	(1,978)
Non-cash adjustments	—	299	896	1,195
Balance as of July 1, 2016	550	582	1,746	2,878
Charges, net	—	162	46	208
Cash payments	13	(576)	(1,287)	(1,850)
Balance as of June 30, 2017	563	168	505	1,236
Charges, net	(253)	1	4	(248)
Cash payments	(63)	(169)	(509)	(741)
Foreign current translation gain	19	—	—	19
Balance as of June 29, 2018	$266	$—	$—	$266
As of June 29, 2018, $1.4 million of the accrual balance was in short-term restructuring liabilities while $0.5 million was included in other long-term liabilities on the consolidated balance sheets.
Fiscal 2018-2019 Plan
During the fourth quarter of fiscal 2018, our Board of Directors approved a restructuring plan (the “Fiscal 2018-2019 Plan”) to consolidate back-office support functions and align resources by geography to lower our expense structure. We expect to complete the restructuring activities under the Fiscal 2018-2019 Plan by the end of fiscal 2019. Payments related to the accrued restructuring liability balance for this plan are expected to be fully paid in fiscal 2019 and fiscal 2020.
In June 2016, we entered into a lease termination agreement for our headquarters lease in Santa Clara, California (“Termination Agreement”). The noncash adjustments in the table above represents a $1.2 million deferred rent credit write-off to the restructuring expenses. Under the Termination Agreement, we agreed to pay a termination fee of $1.9 million payable over 14 months. The termination fee was included in the restructuring liabilities as of July 1, 2016 under the Fiscal 2014-2015 Plan and the Fiscal 2013-2014 Plan and fully paid during fiscal 2018.
Fiscal 2016-2017 Plan
During the fourth quarter of fiscal 2016, we initiated a restructuring plan (the “Fiscal 2016-2017 Plan”) to streamline our operations and align expenses with current revenue levels. Activities under the Fiscal 2016-2017 Plan primarily include reductions in workforce in marketing, selling and general and administrative functions. We completed the restructuring activities under the Fiscal 2016-2017 Plan by the end of fiscal 2017. Payments related to the accrued restructuring liability balance for this plan will be fully paid in the first quarter of fiscal 2019.
Fiscal 2015-2016 Plan
In January 2018, we reached a settlement with certain foreign government for grant liabilities which allowed us to reduce our estimated payments relating to the fiscal 2014-2015 restructuring plan by $0.3 million. During the third quarter of fiscal 2015, with the intent to bring our operational cost structure in line with the changing dynamics of the microwave radio and telecommunications markets, we initiated a restructuring plan (the “Fiscal 2015-2016 Plan”) to lower fixed overhead costs and operating expenses and to preserve cash flow. Activities under the Fiscal 2015-2016 Plan primarily included reductions in workforce across the Company, but primarily in operations outside the United States. We completed the restructuring activities under the Fiscal 2015-2016 Plan as of July 1, 2016. Payments related to the accrued restructuring liability balance for this plan is expected to be paid through fiscal 2020.
Fiscal 2014-2015 Plan
During the third quarter of fiscal 2014, in line with the decrease in revenue that we experienced and our reduced forecast for the immediate future, we initiated a restructuring plan (the “Fiscal 2014-2015 Plan”) to reduce our operating costs, primarily in North America, Europe and Asia. Activities under the Fiscal 2014-2015 Plan primarily included reductions in workforce and additional facility downsizing of our Santa Clara, California headquarters. We completed the restructuring activities under the Fiscal 2014-2015 Plan as of July 1, 2016. Payments related to the accrued restructuring liability balance for this plan were fully paid in fiscal 2018.
Fiscal 2013-2014 Plan
During the fourth quarter of fiscal 2013, we initiated a restructuring plan (the “Fiscal 2013-2014 Plan”) that was intended to reduce our operating expenses primarily in North America, Europe and Asia. Activities under the Fiscal 2013-2014 Plan included reductions in workforce and facility downsizing of our Santa Clara, California headquarters and certain international field offices. We completed the restructuring activities under the Fiscal 2013-2014 Plan as of June 27, 2014. Payments related to the accrued restructuring liability balance for this plan will be paid through fiscal 2019.
Note 8. Stockholders’ Equity
As discussed in Note 1, on June 14, 2016, we effected a 1-for-12 reverse stock split of our common stock. All share and per share data in this note have been retroactively adjusted to reflect this reverse stock split.
Stock Repurchase Program
In May 2018, our board of directors approved a repurchase program pursuant to which authorized repurchase of up to $7,500,000 of our common stock. All repurchased shares are returned to our available shares to issue pool. During the fourth quarter of fiscal 2018, we repurchased 500 shares for a total of $7,750.

Stock Incentive Programs
Stock Equity Plan
During fiscal 2018, we had two stock incentive plans for our employees and nonemployee directors, the 2018 Incentive Plan and the 2007 Stock Equity Plan (the “2007 Stock Plan”). The 2018 Incentive Plan (the “2018 Plan”) was approved by the stockholders’ at the fiscal year 2017 Annual Stockholders’ Meeting and it added 500,000 shares to the equity pool of shares available to grant to employees and nonemployee directors. The 2018 Plan replaced the 2007 Plan as our primary long-term incentive programs (“LTIP”). The 2007 Plan was discontinued following stockholder approval of the 2018 Plan, but the outstanding awards under the 2007 Plan will continue to remain in effect in accordance with their terms; provided that, as shares are returned under the 2007 Plan upon cancellation, termination or otherwise of awards outstanding under the 2007 Plan, such shares will be available for grant under the 2018 Plan. The 2018 Plan provides for accelerated vesting of certain share-based awards if there is a change in control of the Company. The 2018 Plan also provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units. We have various incentive programs under the 2018 Plan, including annual incentive programs (“AIP”) and LTIP.
Under the 2018 Plan and the 2007 Stock Plan, option exercise prices are equal to the fair market value on the date the options are granted using our closing stock price. After vesting, options generally may be exercised within seven years after the date of grant.
Restricted stock units are not transferable until vested and the restrictions lapse upon the achievement of continued employment or service over a specified time period. Restricted stock units issued to employees generally vest between three to four years from the date of grant. Restricted stock units issued to non-executive board members annually generally vest on the day before the annual stockholders’ meeting.
Vesting of performance share awards and units is subject to the achievement of pre-determined financial performance criteria and continued employment through the end of the applicable period. Market-based stock units vest upon meeting certain pre-determined share price performance criteria and continued employment through the end of the applicable period. The performance criteria of the performance share awards and units and the market-based stock units can be achieved before the end of the vesting period.
We issue new shares of our common stock to our employees upon the exercise of stock options, vesting of restricted stock awards and units or vesting of performance share awards and units. All awards that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2018 Plan and made available for future grants. Shares of our common stock remaining available for future issuance under the 2018 Plan totaled 860,054 as of June 29, 2018.
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
Both the Plan and the Charter Amendments were approved at our 2016 annual meeting of stockholders on November 16, 2016. No actions were taken under the Plan as of June 29, 2018.

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees are entitled to purchase shares of our common stock at a 5% discount from the fair market value at the end of a three-month purchase period. As of June 29, 2018, 60,017 shares were reserved for future issuances under the ESPP. We issued 1,048 shares under the ESPP during fiscal 2018.
Share-Based Compensation
Total following table presents the compensation expense for share-based awards included in our consolidated statements of operations for fiscal 2018, 2017 and 2016:

	Fiscal Year
(In thousands)	2018	2017	2016
By Expense Category:
Cost of product sales and services	$201	$208	$154
Research and development	147	138	110
Selling and administrative	2,009	1,765	1,572
Total share-based compensation expense	$2,357	$2,111	$1,836
By Types of Award:
Options	$139	$260	$837
Restricted stock awards and units	1,696	1,473	933
Performance share awards and units and market-based stock units	522	378	66
Total share-based compensation expense	$2,357	$2,111	$1,836
The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted-average basis, by type of award:

	June 29, 2018
	Unamortized Expense	Weighted Average Remaining Recognition Period
	(In thousands)	(Years)
Options	$12	0.09
Restricted stock awards and units	$1,204	0.90
Performance share awards and units and market-based stock units	$374	0.77

Stock Options
A summary of the combined stock option activity under our equity plans during fiscal 2018 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	(In thousands)
Options outstanding as of June 30, 2017	372,705	$28.39	2.72	$167
Granted	—	N/A
Exercised	(191)	$14.88
Forfeited	(113)	$14.88
Expired	(36,216)	$51.69
Options outstanding as of June 29, 2018	336,185	$25.90	1.94	$81
Options vested and expected to vest as of June 29, 2018	336,185	$25.90	1.94	$81
Options exercisable as of June 29, 2018	332,753	$26.00	1.92	$77
The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on June 29, 2018 of $16.37 and the exercise price for in-the-money options that would have been received by the optionees if all options had been exercised on June 29, 2018.
The fair value of each option grant under our 2007 Stock Plan was estimated using the Black-Scholes option pricing model on the date of grant. No options were granted during fiscal 2018, fiscal 2017 and fiscal 2016.
The following summarizes all of our stock options outstanding and exercisable as of June 29, 2018:

			Options Outstanding			Options Exercisable
Actual Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
				(Years)
$14.88	—	$15.60	82,008	3.60	$15.24	78,576	$15.24
$20.64	—	$26.28	57,455	1.69	$25.68	57,455	$25.68
$27.36	—	$28.44	68,970	0.58	$28.05	68,970	$28.05
$29.40	—	$30.72	25,161	1.38	$30.71	25,161	$30.71
$31.20	—	$31.20	74,462	2.20	$31.20	74,462	$31.20
$32.52	—	$43.44	28,129	0.73	$33.34	28,129	$33.34
$14.88	—	$43.44	336,185	1.94	$25.90	332,753	$26.00
Additional information related to our stock options is summarized below:

	Fiscal Year
(In thousands)	2018	2017	2016
Intrinsic value of options exercised	$1	$3	$—
Fair value of options vested	$140	$654	$1,395

Restricted Stock Awards and Units
A summary of the status of our restricted stock as of June 29, 2018 and changes during fiscal 2018 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding as of June 30, 2017	379,015	$10.91
Granted	23,775	$15.50
Vested and released	(32,650)	$13.61
Forfeited	(6,963)	$11.16
Restricted stock outstanding as of June 29, 2018	363,177	$10.96
The fair value of each restricted stock grant is based on the closing price of our common stock on the date of grant. The total fair value of restricted stock that vested during fiscal 2018, 2017 and 2016 was $0.4 million, $0.5 million and $0.7 million, respectively.
Market -Based Stock Units
A summary of the status of our market-based stock units as of June 29, 2018 and changes during fiscal 2018 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Market-based stock units outstanding as of June 30, 2017	143,324	$4.05
Granted	—	$—
Forfeited	(47,235)	$2.70
Market-based stock units outstanding as of June 29, 2018	96,089	$3.55
The fair value of each market-based stock unit with market condition was estimated using the Monte-Carlo simulation model. A summary of the significant weighted average assumptions we used in the Monte Carlo simulation model is as follows:

	Fiscal Year
	2018	2017	2016
Expected Dividends	N/A	—%	—%
Expected volatility	N/A	58.1%	52.4%
Risk-free interest rate	N/A	1.20%	1.21%
Weighted average grant date fair value per share granted	N/A	$6.83	$2.56
The fair value of the market-based stock units with market condition criteria is expensed over the derived service period for each separate vesting tranche. If the derived service period is rendered, the total fair value of the award at the date of the grant is recognized as compensation expense even if the market condition is not achieved.
Performance Share Awards and Units
A summary of the status of our performance shares awards and units as of June 29, 2018 and changes during fiscal 2018 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Performance share awards and units outstanding as of June 30, 2017	72,941	$9.18
Granted	—	N/A
Forfeited	—	N/A
Performance share awards and units outstanding as of June 29, 2018	72,941	$9.18
No performance share awards or units vested during fiscal 2018 and 2017.
Note 9. Segment and Geographic Information
We operate in one reportable business segment: the design, manufacturing and sale of a range of wireless networking products, solutions and services. We conduct business globally and our sales and support activities are managed on a geographic basis. Our Chief Executive Officer is the Chief Operating Decision Maker (the “CODM”). Our CODM manages our business primarily by function globally and reviews financial information on a consolidated basis, accompanied by disaggregated information about revenues by geographic region, for purposes of allocating resources and evaluating financial performance. The profitability of our geographic regions is not a determining factor in allocating resources and the CODM does not evaluate profitability below the level of the consolidated company.
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for 2018, 2017 and 2016 were as follows:

	Fiscal Year
(In thousands)	2018	2017	2016
North America	$131,078	$132,078	$125,482
Africa and Middle East	58,459	60,150	82,742
Europe and Russia	18,205	14,128	20,539
Latin America and Asia Pacific	34,764	35,518	39,927
Total Revenue	$242,506	$241,874	$268,690
Revenue by country comprising more than 5% of our total revenue for fiscal 2018, 2017 and 2016 were as follows:

(In thousands, except percentages)	Revenue	% of Total Revenue
Fiscal 2018:
United States	$128,269	52.9%
South Africa	$13,929	5.7%
Philippines	$13,838	5.7%
Fiscal 2017:
United States	$127,889	52.9%
Nigeria	$18,147	7.5%
Philippines	$13,733	5.7%
Fiscal 2016:
United States	$121,283	45.1%
Nigeria	$28,862	10.7%

Our long-lived assets, consisting primarily of property, plant and equipment, by geographic areas based on the physical location of the assets as of June 29, 2018 and June 30, 2017 were as follows:

(In thousands)	June 29, 2018	June 30, 2017
United States	$5,084	$5,854
United Kingdom	2,708	2,727
New Zealand	7,747	6,310
Other countries	1,640	1,515
Total	$17,179	$16,406
Note 10. Divestiture
In March 2011, our board of directors approved a plan for the sale of our WiMAX business. On September 2, 2011, we sold to EION Networks, Inc. (“EION”) our WiMAX business and related assets consisting of certain technology, inventory and equipment. As consideration for the sale of assets, EION agreed to pay us $0.4 million in cash and up to $2.8 million in additional cash payments contingent upon specific factors related to future WiMAX business performance. We had received $0.1 million in total of such contingent payments through June 27, 2014 and do not expect any further payments from EION. In addition, EION was entitled to receive cash payments up to $2.0 million upon collection of certain WiMAX accounts receivable. As of September 26, 2014, we made $1.6 million in total of such payments to EION and wrote-off the remaining $0.4 million balance resulting from the write-downs of the corresponding WiMAX accounts receivable. As of June 29, 2018 and June 30, 2017, we had no liabilities related to the disposition of WiMAX business.
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
Summary results of operations for the WiMAX business were as follows:

	Fiscal Year
(In thousands)	2018	2017	2016
Income from operations of WiMAX	$—	$—	$652
Income taxes	—	—	(111)
Income from discontinued operations, net of tax	$—	$—	$541
Note 11. Income Taxes
Income (loss) from continuing operations before provision for income taxes during fiscal year 2018, 2017 and 2016 consisted of the following:

	Fiscal Year
(In thousands)	2018	2017	2016
United States	$7,718	$10,979	$(4,248)
Foreign	(6,452)	(11,584)	(24,295)
Total income (loss) from continuing operations before income taxes	$1,266	$(605)	$(28,543)
Provision for (benefit from) income taxes from continuing operations for fiscal year 2018, 2017 and 2016 were summarized as follows:

	Fiscal Year
(In thousands)	2018	2017	2016
Current provision (benefit):
Federal	$—	$(14)	$131
Foreign	2,043	(52)	1,814
State and local	76	7	24
	2,119	(59)	1,969
Deferred provision (benefit):
Federal	(3,397)	168	(468)
Foreign	242	(93)	134
	(3,155)	75	(334)
Total provision for (benefit from) income taxes from continuing operations	$(1,036)	$16	$1,635
The provision for (benefit from) income taxes from continuing operations differed from the amount computed by applying the federal statutory rate of 28.1% to our income before provision for income taxes as follows:

	Fiscal Year
(In thousands)	2018	2017	2016
Tax provision (benefit) at statutory rate	$442	$(196)	$(9,990)
Valuation allowances	(53,308)	(1,346)	6,609
Non-deductible expenses	348	628	103
State and local taxes, net of U.S. federal tax benefit	441	358	(134)
Foreign income taxed at rates less than the U.S. statutory rate	22	2,062	6,019
Dividend from foreign subsidiary	—	—	(1,781)
Foreign withholding taxes	1,287	1,116	292
Singapore refund	(1,325)	(3,778)	—
Change in uncertain tax positions	508	1,173	437
Impact from tax reform	50,115	—	—
Other	434	(1)	80
Total (benefit from) provision for income taxes	$(1,036)	$16	$1,635
Our (benefit from) provision for income taxes was $1.0 million of benefit for fiscal 2018, $16,000 of expense for fiscal 2017 and $1.6 million of expense for fiscal 2016. During fiscal 2018 and fiscal 2017, we received refunds of $1.3 million and $3.7 million, respectively, from the Inland Revenue Authority of Singapore (“IRAS”) related to a $13.2 million tax assessment we paid in fiscal year 2014. Both tax refunds were recorded as a tax benefit during the year the respective payment was received. During fiscal 2018, we recorded a valuation allowance release of $3.3 million related to refundable alternative minimum tax (“AMT”) credit under the Tax Cuts and Jobs Act (the “2017 Tax Act”). We expect to receive the refund of this tax benefit starting in our fiscal year 2020. The 2017 Tax Act reduced the corporate tax rate from 35% to 21%, effective January 1, 2018. Since we have a fiscal year end during the middle of the calendar year, it is subject to rules relating to transitional tax rates. As a result, our fiscal 2018 federal statutory rate was a blended rate of 28.1%. The difference between our provision (benefit) for income tax and income tax expense (benefit) at the statutory rate of 28.1% was due to results of foreign operations that are subject to income taxes at different statutory rates, certain jurisdictions where we cannot recognize tax benefits on current losses, foreign withholding taxes, and tax benefits from a foreign tax refund and release of valuation allowance.

The components of deferred tax assets and liabilities were as follows:

(In thousands)	June 29, 2018	June 30, 2017
Deferred tax assets:
Inventory	$2,145	$4,390
Accruals and reserves	999	2,611
Bad debts	285	669
Amortization	1,984	1,870
Stock compensation	1,646	2,266
Deferred revenue	1,896	3,127
Unrealized exchange gain/loss	11	3,295
Other	3,335	3,715
Tax credit carryforwards	9,887	15,337
Tax loss carryforwards	123,073	168,115
Total deferred tax assets before valuation allowance	145,261	205,395
Valuation allowance	(138,384)	(197,951)
Total deferred tax assets	6,877	7,444
Deferred tax liabilities:
Branch undistributed earnings reserve	796	990
Depreciation	1,491	1,501
Other	283	456
Total deferred tax liabilities	2,570	2,947
Net deferred tax assets	$4,307	$4,497

As Reported on the Consolidated Balance Sheets
Deferred income tax assets	$5,600	$6,178
Deferred income tax liabilities	1,293	1,681
Total net deferred income tax assets	$4,307	$4,497
Our valuation allowance related to deferred income taxes, as reflected in our consolidated balance sheets, was $138.4 million as of June 29, 2018 and $198.0 million as of June 30, 2017. The decrease in the valuation allowance in fiscal 2018 was primarily due to the Tax Act which reduced the corporate tax rate to 21.0%, effective January 1, 2018, and valuation allowance release related to refundable AMT credit. The reduced rate under the Tax Act required us to revalue our deferred tax assets and liabilities and record a corresponding net adjustment to the valuation allowance for the year ended June 29, 2018. Due to the uncertainty regarding the timing and extent of our future profitability, we continue to record a full valuation allowance to offset our U.S. deferred tax assets which primarily represent future income tax benefits associated with our operating losses because we do not currently believe that it is more likely than not that these assets will be realized. In the future, if we conclude that sufficient positive evidence (including our estimate of future taxable income) exists to support a reversal of all or a portion of the valuation allowance, we expect that a significant portion of any release of the valuation allowance will be recorded as an income tax benefit at the time of release.
Tax loss and credit carryforwards as of June 29, 2018 have expiration dates ranging between one year and no expiration in certain instances. The amount of U.S. federal tax loss carryforwards as of June 29, 2018 and June 30, 2017 were $332.5 million and $339.8 million, respectively, and begin to expire in fiscal 2023. The amount of U.S. federal and state tax credit carryforwards as of June 29, 2018 was $10.5 million, and certain credits will begin to expire in fiscal 2019. The amount of foreign tax loss carryforwards as of June 29, 2018 was $214.9 million and certain losses begin to expire in fiscal 2019. The amount of foreign tax credit carryforwards as of June 29, 2018 were $4.1 million, and certain credits will begin to expire in fiscal 2023.
United States income taxes have not been provided on basis differences in foreign subsidiaries of $0.6 million and $5.0 million, respectively, as of June 29, 2018 and June 30, 2017, because of our intention to reinvest these earnings indefinitely. The residual U.S. tax liability, if such amounts were remitted, would be nominal.

We entered into a tax sharing agreement with Harris effective on January 26, 2007, the date of the acquisition of Stratex. The tax sharing agreement addresses, among other things, the settlement process associated with pre-merger tax liabilities and tax attributes that are attributable to the Microwave Communication Division when it was a division of Harris. There were no settlement payments recorded in fiscal year 2018, 2017 or 2016.
As of June 29, 2018 and June 30, 2017, we had unrecognized tax benefits of $16.1 million and $18.7 million, respectively, for various federal, foreign, and state income tax matters. Unrecognized tax benefits decreased by $2.6 million. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $2.9 million and $2.5 million, respectively, as of June 29, 2018 and June 30, 2017. These unrecognized tax benefits are presented on the accompanying consolidated balance sheets net of the tax effects of net operating loss carryforwards.
We account for interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. The interest accrued was $0.3 million as of June 29, 2018 and $0.2 million as of June 30, 2017. No penalties have been accrued.
Our unrecognized tax benefit activity for fiscal 2018, 2017 and 2016 was as follows:

(In thousands)	Amount
Unrecognized tax benefit as of July 3, 2015	$26,910
Additions for tax positions in current periods	397
Additions for tax positions in prior periods	246
Decreases related to change of foreign exchange rate	(515)
Unrecognized tax benefit as of July 1, 2016	27,038
Additions for tax positions in prior periods	626
Additions for tax positions in current periods	831
Decreases for tax positions in prior periods	(9,279)
Decreases related to change of foreign exchange rate	(477)
Unrecognized tax benefit as of June 30, 2017	18,739
Additions for tax positions in prior periods	509
Additions for tax positions in current periods	349
Decreases for tax positions in prior periods	(3,481)
Decreases related to change of foreign exchange rate	31
Unrecognized tax benefit as of June 29, 2018	$16,147
During the fiscal year 2014, we received an assessment letter from the IRAS related to deductions claimed in prior years and made a payment of $13.2 million related to tax years 2007 through 2010, reflecting all of the taxes incrementally assessed by IRAS. While we disagreed with the IRAS assessment, the payment was a required step in order to continue our appeal. Since the initial assessment, we have continued to challenge this assessment. During the first quarter of fiscal year 2017, we received an initial refund of $3.7 million from IRAS and recognized a discrete benefit in the first quarter of fiscal year 2017. During the first quarter of fiscal 2018, we received an additional refund of $1.3 million from IRAS which represents a final settlement.
We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions where audits are pending include the U.S., Singapore, Nigeria, Saudi Arabia and the Ivory Coast. The earliest years that are open and subject to potential audits for these jurisdictions are as follows: U.S. - 2003; Singapore - 2011; Nigeria - 2011: Saudi Arabia - 2010, and Ivory Coast - 2016.
We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign and state income taxes. Such interest expense was not material for the years ended June 29, 2018, June 30, 2017 and July 1, 2016.
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
In connection with our initial analysis of the impact of the Tax Act, we have recorded a net tax benefit of $3.3 million in the year ended June 29, 2018. This net benefit relates to a valuation allowance release of refundable AMT credit. For various reasons that are discussed more fully below, we have not fully completed our accounting for the income tax effects of certain elements of the Tax Act. If we were able to make reasonable estimates of the effects of elements for which our analysis is not yet complete, we record provisional adjustments. If we were not yet able to make reasonable estimates of the impact of certain elements, we did not record any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act.
Our accounting for the following elements of the Tax Act is incomplete. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:
Reduction of U.S. Federal Corporate Tax Rate: The Tax Act reduces the corporate tax rate to 21.0%, effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $50.7 million with a corresponding net adjustment to valuation allowance of $50.7 million for the year ended June 29, 2018. While we are able to make a reasonable estimate of the impact of the reduction in the corporate rate, such estimate may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.
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
Note 12. Commitments and Contingencies
Operating Lease Commitments
We lease office and manufacturing facilities under non-cancelable operating leases expiring at various dates through 2024. We lease approximately 19,000 square feet of office space in Milpitas, California as our corporate headquarters with a term of 60 months. As of June 29, 2018, future minimum lease payments for our Milpitas headquarters total $1.1 million.

As of June 29, 2018, our future minimum lease payments under all non-cancelable operating leases with an initial lease term in excess of one year were as follows:

Fiscal Years	Amount
(In thousands)
2019	$1,878
2020	1,232
2021	938
2022	208
2023	150
Thereafter	1,873
Total	$6,279
These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We sublease a portion of our facilities to third parties and the total minimum rents to be received in the future under our non-cancelable subleases were $0.1 million as of June 29, 2018. The future minimum lease payments are not reduced by the minimum sublease rents.
Rental expense for operating leases, including rentals on a month-to-month basis was $3.7 million, $4.0 million and $5.1 million in fiscal 2018, 2017 and 2016, respectively.
Purchase Orders and Other Commitments
From time to time in the normal course of business, we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of June 29, 2018, we had outstanding purchase obligations with our suppliers or contract manufacturers of $25.1 million. In addition, we had contractual obligations of approximately $1.1 million associated with software licenses as of June 29, 2018.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of June 29, 2018, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of June 29, 2018, we had commercial commitments of $51.5 million outstanding that were not recorded in our consolidated balance sheets. During the second quarter of fiscal 2017, we recorded a payout in cost of revenues of $0.4 million on the performance guarantees to a contractor in the Middle East region. We believe the customer improperly drew down on the performance bond and intend to pursue all remedies available to recover the payment. We do not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on the performance guarantees in the future.
Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our products infringe the intellectual property rights of a third party. As of June 29, 2018, we have not received any notice that any customer is subject to an infringement claim arising from the use of our products; we have not received any request to defend any customers from infringement claims arising from the use of our products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of June 29, 2018, we had not recorded any liabilities related to these indemnifications.
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

Note 13. Quarterly Financial Data (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Our fiscal quarters end on the Friday nearest the end of the calendar quarter. Summarized quarterly data for fiscal 2018 and 2017 were as follows:

(In thousands, except per share amounts)	Q1 Ended 9/29/2017	Q2 Ended 12/29/2017	Q3 Ended 3/29/2018	Q4 Ended 6/29/2018
Fiscal 2018
Revenue	$56,182	$61,723	$62,093	$62,508
Gross margin	17,296	21,890	18,132	23,185
Operating (loss) income	(1,226)	2,894	(1,365)	1,014
Net (loss) income	(565)	5,351	(2,390)	(94)
Net (loss) income attributable to Aviat Networks	(657)	5,071	(2,623)	54
Per share data:
Basic net (loss) income per common share	$(0.12)	$0.95	$(0.49)	$0.01
Diluted net (loss) income per common share	(0.12)	0.90	(0.49)	0.01

(In thousands, except per share amounts)	Q1 Ended 9/30/2016	Q2 Ended 12/30/2016	Q3 Ended 3/31/2017	Q4 Ended 6/30/2017
Fiscal 2017
Revenue	$58,207	$68,536	$58,700	$56,431
Gross margin	17,365	21,116	17,732	19,259
Operating (loss) income	(2,925)	2,513	73	(646)
Net (loss) income	(601)	1,722	(330)	(1,412)
Net (loss) income attributable to Aviat Networks	(629)	1,678	(399)	(1,473)
Per share data:
Basic net (loss) income per common share	$(0.12)	$0.32	$(0.08)	$(0.28)
Diluted net (loss) income per common share	(0.12)	0.31	(0.08)	(0.28)
_______________________

The following tables summarize items included in our results of operations for each of the fiscal quarters presented:

(In thousands)	Q1 Ended 9/29/2017	Q2 Ended 12/29/2017	Q3 Ended 3/29/2018	Q4 Ended 6/29/2018
Fiscal 2018
Restructuring charges	$2	$(252)	$(2)	$1,531
Nigeria foreign exchange loss on dividend receivable	1	136	51	—
WTM inventory recovery	(9)	(181)	(127)	(195)
Strategic alternative costs	394	483	43	—
AMT credit related to valuation allowance release	—	(3,303)	—	—
Tax refund from Inland Revenue Authority of Singapore	(1,322)	—	—	—

(In thousands)	Q1 Ended 9/30/2016	Q2 Ended 12/30/2016	Q3 Ended 3/31/2017	Q4 Ended 6/30/2017
Fiscal 2017
Restructuring charges	$160	$72	$111	$246
Nigeria foreign exchange loss (gain) on dividend receivable	210	(2)	10	(5)
WTM inventory recovery	—	(83)	(48)	(45)
Performance bond expense	—	365	—	—
Gain on liquidation of subsidiary	—	—	(349)	—
Tax refund from Inland Revenue Authority of Singapore	(3,741)	—	—	—
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with participation of our Chief Executive Officer (CEO) and Principal Financial Officer (PFO), as of the end of the period covered by this report, our CEO and PFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls Over Financial Reporting
There were no changes to our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended June 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Management, including our CEO and PFO, assessed our internal control over financial reporting as of June 29, 2018, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
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
Inherent Limitations on Effectiveness of Controls
Our management, including the CEO and PFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
Item 9B. Other Information
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement with the SEC within 120 days after the end of our fiscal year ended June 29, 2018.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report.
1. Financial Statements
The financial statements of Aviat Networks, Inc. are set forth in Item 8 of this Annual Report on Form 10-K.
2. Financial Statement Schedules

Schedule	Page
Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended June 29, 2018	86
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

AVIAT NETWORKS, INC. (Registrant)

Date:	August 28, 2018	By:	/s/ Walter Stanley Gallagher, Jr.
Walter Stanley Gallagher, Jr.
Senior Vice President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Pangia	President and Chief Executive Officer (Principal Executive Officer)	August 28, 2018
Michael A. Pangia

/s/ Walter Stanley Gallagher, Jr.	Senior Vice President and Chief Operating Officer (Principal Financial Officer)	August 28, 2018
Walter Stanley Gallagher, Jr.

/s/ Eric Chang	Vice President, Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)	August 28, 2018
Eric Chang

/s/ John Mutch	Chairman of the Board	August 28, 2018
John Mutch

/s/ Wayne Barr, Jr.	Director	August 28, 2018
Wayne Barr, Jr.

/s/ Kenneth Kong	Director	August 28, 2018
Kenneth Kong

/s/ John Quicke	Director	August 28, 2018
John Quicke

/s/ James C. Stoffel	Director	August 28, 2018
James C. Stoffel

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
AVIAT NETWORKS, INC.
Years Ended June 29, 2018, June 30, 2017 and July 1, 2016

(In thousands)	Balance at Beginning of Period	Charged to (Credit from) Costs and Expenses	Deductions		Balance at End of Period
Allowances for collection losses:
Year ended June 29, 2018	$3,919	$(513)	$1,818	(A)	$1,588
Year ended June 30, 2017	$7,967	$(484)	$3,564	(B)	$3,919
Year ended July 1, 2016	$6,641	$2,431	$1,105	(C)	$7,967
 ____________________________
Note A - Consisted of changes to allowance for collection losses of $3,000 for foreign currency translation gain and $1,820,000 for uncollectible accounts charged off, net of recoveries on accounts previously charged off.
Note B - Consisted of changes to allowance for collection losses of $607,000 for foreign currency translation losses and $4,172,000 for uncollectible accounts charged off, net of recoveries on accounts previously charged off.
Note C - Consisted of changes to allowance for collection losses of $308,000 for foreign currency translation losses and $797,000 for uncollectible accounts charged off, net of recoveries on accounts previously charged off.

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

10.6.2
Amendment #2 to Second Amended and Restated Loan and Security Agreement, dated as of October 30,2014, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 30, 2014, File No. 001-33278)

10.6.3
Amendment #3 to Second Amended and Restated Loan and Security Agreement, dated as of December 2, 2014, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd., and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 5, 2014, File No. 001-33278)

10.6.4
Amendment #4 to Second Amended and Restated Loan and Security Agreement, dated February 27, 2015, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd., and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2015, File No. 001-33278)

10.6.5
Amendment #5 to Second Amended and Restated Loan and Security Agreement, dated as of March 30, 2016, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 1, 2016, File No. 001-33278)

10.6.6
Amendment #6 to Second Amended and Restated Loan and Security Agreement, dated as of June 30, 2016, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 1, 2016, File No. 001-33278)

10.6.7
Amendment#7 to Second Amended and Restated Loan and Security Agreement, dated as of June 28, 2017, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 29, 2017, File No. 001-33278)

10.6.8
Amended #8 to Second Amended and Restated Loan and Security Agreement, dated as of September 21, 2017, by and among Aviat Networks, Inc., Aviat U.S. Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Forms 8-K filed with the SEC on September 22, 2017, File No. 001-33278)

10.6.9
Third Amended and Restated Loan and Security Agreement, dated as of June 29, 2018, by and among Aviat Networks, Inc., Aviat U.S. Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley bank (incorporated by reference to Exhibit 10.1 to the Current Report on Forms 8-K filed with the SEC on June 29, 2018, File No. 001-33278)

10.7*
Employment Agreement, dated as of April 1, 2006, between Harris Stratex Networks, Inc. and Heinz Stumpe (incorporated by reference to Exhibit 10.15.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2007 filed with the SEC on May 8, 2007, File No. 001-33278)

10.8*
Employment Agreement, dated as of May 14, 2002, between Stratex Networks, Inc. and Shaun McFall (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the fiscal year ended July 3, 2009 filed with the SEC on September 4, 2009, File No. 001-33278)

10.8.1*
Amendment, effective April 1, 2006, to Employment Agreement, dated May 14, 2002, between Stratex Networks, Inc. and Shaun McFall (incorporated by reference to Exhibit 10.25.1 to the Annual Report on Form 10-K for the fiscal year ended July 3, 2009 filed with the SEC on September 4, 2009, File No. 001-33278)

10.9*
Employment Agreement, dated July 18, 2011, between Aviat Networks, Inc. and Michael Pangia (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 20, 2011, File No. 001-33278)

10.10*
Employment Agreement, dated April 29, 2015, between Aviat Networks, Inc. and Ralph S. Marimon (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 14, 2015, File No. 001-33278)

10.11
Letter Agreement, dated as of January 11, 2015, among Aviat Networks, Inc., Steel Partners Holdings L.P., Lone Star Value Management, LLC and certain other parties (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 12, 2015, File No. 001-33278)

10.12*
Employment Agreement, dated January 20, 2016, between Aviat Networks, Inc. and Eric Chang (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 21, 2016, File No. 001-33278)

10.12.1*
Amendment to Employment Agreement, dated June 20, 2018, between Aviat Networks, Inc. and Eric Chang (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 25, 2018, File No. 001-33278)

Ex. #	Description

10.13
Employment Agreement, dated June 20, 2018, between Aviat Networks, Inc. and Stan Gallagher (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 25, 2018, File No. 001-33278)

10.14
Lease Agreement, dated June 8, 2016, between Aviat Networks, Inc., through its wholly owned subsidiary Aviat U.S., Inc., and The Irvine Company LLC (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for fiscal year end July 1, 2016 filed with the SEC on September 9, 2016, File No. 001-33278)

10.15
Lease Termination Agreement, dated June 1, 2016, between Aviat Networks, Inc., through its wholly owned subsidiary Aviat U.S., Inc., and Aslan Newcastle Great America Owner, L.L.C. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for fiscal year end July 1, 2016 filed with the SEC on September 9, 2016, File No. 001-33278)

21	List of Subsidiaries of Aviat Networks, Inc.
23.1	Consent of BDO USA, LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 ______________________________

*	Management compensatory contract, arrangement or plan required to be filed as an exhibit pursuant to Item 15(b) of this report.