Form 10-Q
period 2018-09-28
AVIAT NETWORKS, INC.
filed 2018-11-13
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2018
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
__________________________
Indicate by checkmark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act .  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock as of October 31, 2018 was 5,424,548 shares.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 28, 2018

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and par value amounts)	September 28, 2018	June 29, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$28,397	$37,425
Restricted cash	3	3
Accounts receivable, net	50,874	43,068
Unbilled receivables	28,675	14,167
Inventories	8,682	21,290
Customer service inventories	1,324	1,507
Other current assets	7,351	6,006
Total current assets	125,306	123,466
Property, plant and equipment, net	16,889	17,179
Deferred income taxes	5,073	5,600
Other assets	11,923	9,816
TOTAL ASSETS	$159,191	$156,061
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$9,000	$9,000
Accounts payable	33,336	30,878
Accrued expenses	25,242	25,864
Advance payments and unearned income	13,670	19,300
Restructuring liabilities	1,923	1,426
Total current liabilities	83,171	86,468
Unearned income	7,562	6,593
Other long-term liabilities	1,253	1,250
Reserve for uncertain tax positions	3,343	2,941
Deferred income taxes	1,538	1,293
Total liabilities	96,867	98,545
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 5,349,778 shares issued and outstanding at September 28, 2018; 5,351,155 shares issued and outstanding at June 29, 2018, respectively	53	54
Additional paid-in-capital	816,483	816,426
Accumulated deficit	(741,487)	(746,359)
Accumulated other comprehensive loss	(12,725)	(12,605)
Total equity	62,324	57,516
TOTAL LIABILITIES AND EQUITY	$159,191	$156,061
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	September 28, 2018	September 29, 2017
Revenues:
Revenue from product sales	$39,125	$35,067
Revenue from services	21,379	21,115
Total revenues	60,504	56,182
Cost of revenues:
Cost of product sales	26,799	23,663
Cost of services	15,780	15,223
Total cost of revenues	42,579	38,886
Gross margin	17,925	17,296
Operating expenses:
Research and development expenses	4,937	4,798
Selling and administrative expenses	13,706	13,722
Restructuring charges	796	2
Total operating expenses	19,439	18,522
Operating loss	(1,514)	(1,226)
Interest income	51	58
Interest expense	(5)	(6)
Other expense	—	(30)
Loss before income taxes	(1,468)	(1,204)
Benefit from income taxes	(718)	(639)
Net loss	(750)	(565)
Less: Net income attributable to noncontrolling interests, net of tax	—	92
Net loss attributable to Aviat Networks	$(750)	$(657)

Net loss per share of common stock outstanding:
Basic	$(0.14)	$(0.12)
Diluted	$(0.14)	$(0.12)
Weighted average shares outstanding:
Basic	5,366	5,316
Diluted	5,366	5,316
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
(In thousands)	September 28, 2018	September 29, 2017
Net loss	$(750)	$(565)
Other comprehensive (loss) income:
Net change in cumulative translation adjustments	(134)	65
Other comprehensive (loss) income	(134)	65
Comprehensive loss	(884)	(500)
Less: Comprehensive income attributable to noncontrolling interests, net of tax	—	92
Comprehensive loss attributable to Aviat Networks	$(884)	$(592)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	September 28, 2018	September 29, 2017
Operating Activities
Net loss	$(750)	$(565)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	1,288	1,282
(Recovery) provision for uncollectible receivables	(102)	7
Share-based compensation	436	574
Deferred tax assets, net	227	574
Charges for inventory and customer service inventory write-downs	177	153
Loss on disposition of property, plant and equipment, net	8	1
Changes in operating assets and liabilities:
Accounts receivable	(5,693)	2,339
Unbilled receivables	(5,875)	3,815
Inventories	951	(1,582)
Customer service inventories	(23)	47
Accounts payable	3,022	429
Accrued expenses	(447)	(313)
Advance payments and unearned income	1,728	83
Income taxes payable or receivable	344	(198)
Other assets and liabilities	(2,101)	(1,742)
Net cash (used in) provided by operating activities	(6,810)	4,904
Investing Activities
Payments for acquisition of property, plant and equipment	(1,802)	(1,378)
Net cash used in investing activities	(1,802)	(1,378)
Financing Activities
Proceeds from borrowings	9,000	9,000
Repayments of borrowings	(9,000)	(9,000)
Payments for repurchase of Company stock	(389)	—
Proceeds from issuance of common stock under employee stock plans	10	7
Net cash (used in) provided by financing activities	(379)	7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(67)	(97)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(9,058)	3,436
Cash, cash equivalents and restricted cash, beginning of period	37,764	36,569
Cash, cash equivalents and restricted cash, end of period	$28,706	$40,005

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

AVIAT NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. The Company and Basis of Presentation
The Company
Aviat Networks, Inc. (the “Company,” “we,” “us,” and “our”) designs, manufactures and sells a range of wireless networking solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe. Due to the volume of our international sales, especially in developing countries, we may be susceptible to a number of political, economic and geographic risks that could harm our business as outlined in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2018. Our products include broadband wireless access base stations and customer premises equipment for fixed and mobile, point-to-point digital microwave radio systems for access, backhaul, trunking and license-exempt applications, supporting new network deployments, network expansion, and capacity upgrades.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of our management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the three months ended September 28, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2018.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated. Certain amounts in the consolidated financial statements of the prior period have been reclassified to conform to the presentation for the current period.
We operate on a 52-week or 53-week year ending on the Friday closest to June 30. The first quarter of fiscal 2019 and fiscal 2018 included 13 weeks in each quarter. Fiscal year 2019 will be comprised of 52 weeks and will end on June 28, 2019.
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
Summary of Significant Accounting Policies
There have been no material changes in our significant accounting policies as of and for the three months ended September 28, 2018, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 29, 2018, with the exception of our revenue recognition policy. Effective June 30, 2018, we adopted Accounting Standards Update No. 2014-09 (ASC 606), Revenue from Contracts with Customers, as amended. See Note 3, “Revenue Recognition” to the Notes to Condensed Consolidated Financial Statements for discussion of the impact of the adoption of this standard on our policies for revenue.
Comparability

We adopted ASC 606, effective June 30, 2018, using the modified retrospective method. Prior period financial statements were not retrospectively restated. The condensed consolidated balance sheet as of June 29, 2018 and results of operations for the three months ended September 29, 2017 were prepared using accounting standards that were different than those in effect for the three months ended September 28, 2018. As a result, the condensed consolidated balance sheets as of September 28, 2018 and June 29, 2018 are not directly comparable, nor are the results of operations for the three months ended of September 28, 2018 and September 29, 2017.
Accounting Standards Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued ASC 606 which supersedes nearly all current U.S. GAAP guidance on this topic and eliminates industry-specific guidance. Revenue recognition under ASC 606 depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In addition, the FASB amended its guidance related to the capitalization and amortization of the incremental costs of obtaining a contract with a customer. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption. We adopted ASC 606 using the modified retrospective method as of June 30, 2018 with the cumulative effect recognized as an adjustment to the opening balance of our accumulated deficit (net of tax). Prior periods have not been retroactively adjusted and will continue to be reported under the accounting standards in effect for those periods. See Note 3, “Revenue Recognition” to the Notes to Condensed Consolidated Financial Statements for more information.
In January 2016, the FASB issued Accounting Standards Update (ASU) 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance retains the current accounting for classifying and measuring investments in debt securities and loans but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. The guidance also changes the accounting for investments without a readily determinable fair value and do not qualify for the practical expedient to estimate fair value. A policy election can be made for these investments whereby estimated fair value may be measured at cost and adjusted in subsequent periods for any impairment or changes in observable prices of identical or similar investments. This ASU is effective for fiscal years beginning after December 15, 2017. We adopted this update during the first quarter of fiscal 2019. The adoption had no material impact on our unaudited condensed consolidated financial statements.
Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842) Targeted Improvements, each issued in July 2018 (collectively, Topic 842), all of which provides guidance on the recognition, measurement, presentation, and disclosure of leases. Topic 842 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. This standard will become effective for fiscal years beginning after December 15, 2018 including interim periods within those years, with early adoption permitted. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. Although we are currently evaluating the impact the pronouncement will have on our condensed consolidated financial statements and related disclosures, we expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.
In June 2018, the FASB issued ASU 2018-07, Compensation -Stock Compensation: Improvement to Nonemployees Share-Based Payment Accounting (ASU 2018-07), which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those years, with early adoption permitted. We do not expect the adoption of this guidance will have a material impact on our condensed consolidated financial position, results of operations or cash flows.
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements.

Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. We anticipate our first presentation of changes in stockholders' equity will be included in our Form 10-Q for the quarter ending March 29, 2019.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard will become effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The standard can be adopted either using the prospective or retrospective transition approach. We are evaluating the effect the adoption of the standard will have on our condensed consolidated financial statements.
Note 2. Net Loss Per Share of Common Stock
Net loss per share is computed using the two-class method, by dividing net loss income attributable to us by the weighted-average number of shares of our outstanding common stock and participating securities outstanding. Our restricted shares contain rights to receive non-forfeitable dividends and therefore are considered to be participating securities and included in the calculations of net income per basic and diluted common share. Undistributed losses are not allocated to unvested restricted shares as the unvested restricted shares are not contractually obligated to share our losses. The impact on earnings per share of the participating securities under the two-class method was immaterial.
The following table summarizes the weighted-average equity awards that were excluded from the diluted net loss per share calculations since they were anti-dilutive:

	Three Months Ended
(In thousands)	September 28, 2018	September 29, 2017
Stock options	364	372
Restricted stock units and performance stock units	420	450
Total shares of common stock excluded	784	822
Note 3. Revenue Recognition
Effective June 30, 2018, we adopted ASC 606, using the modified retrospective method applied to those contracts that were not completed as of June 29, 2018. Results for the reporting periods after June 29, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under ASC 605.
We recognize revenue by applying the following five-step approach: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, we satisfy a performance obligation.
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
Contracts and customer purchase orders are used to determine the existence of an arrangement. In addition, shipping documents and customer acceptances, when applicable, are used to verify delivery and transfer of control. We typically satisfy our performance obligations upon shipment or delivery of product depending on the contractual terms. Payment terms to customers generally range from net 30 to 120 days from invoice, which are considered to be standard payment terms. We assess our ability to collect from our customers based primarily on the creditworthiness and past payment history of the customer.
While our customers do not have the right of return, we reserve for estimated product returns as an offset to revenue based primarily on historical trends. Actual product returns may be different than what was estimated. These factors and unanticipated changes in economic and industry condition could make actual results differ from our return estimates.
We present transactional taxes such as sales and use tax collected from customers and remitted to government authorities on a net basis.
ASC 606 Adoption
We recorded a net reduction to the opening balance of our accumulated deficit of $5.6 million as of June 30, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to our bill-and-hold and services revenue. Our revenue was $60.5 million for the three months ended September 28, 2018 under ASC 606 compared to $49.9 million under ASC 605. The details of the significant changes and quantitative impact of our adoption of ASC 606 are set out below:

•
Bill-and-Hold Sales: Certain customer arrangements consist of bill-and-hold characteristics under which transfer of control have been met (including title and significant risk and reward of ownership passing to the customers). Therefore, the customers can direct the use of the bill-and-hold inventory while we retain physical possession of the product until it is installed at a customer site at a point in time in the future. The change under ASC 606 requires consideration of the indicators of when control has been transferred and sets forth additional criteria to be met in a bill-and-hold arrangement potentially resulting in revenue being recognized earlier than under ASC 605. Upon adoption of ASC 606, we recorded a cumulative effect adjustment to June 30, 2018 opening accumulated deficit consisting of bill-and-hold backlog of $10.5 million that will not be recognized as revenue, less related cost of product sales and income taxes, resulting in a net decrease to accumulated deficit of $1.7 million.

•
Professional Services Revenue: We historically recognized certain professional services revenue upon completion under ASC 605 which changed to over time revenue recognition under ASC 606. We use the input method based on costs incurred, where revenue is calculated based on the percentage of total costs incurred in relation to total estimated costs at completion of the contract. The input method is reasonable because the costs incurred best reflect our efforts toward satisfying the performance obligation over time. The use of the input method requires us to make reasonably dependable estimates. Upon adoption of ASC 606, we recorded a cumulative effect adjustment to June 30, 2018 opening accumulated deficit of $4.7 million that will not be recognized as revenue, less related cost of services and income taxes resulting in a net decrease to accumulated deficit of $1.6 million.

•
Transfer of Control: Certain of our contracts include penalties, acceptance provisions or other price variability that precluded revenue recognition under ASC 605 because of the requirement for amounts to be fixed or determinable. ASC 606 requires us to estimate and account for variable consideration as a reduction of the transaction price. Upon adoption of ASC 606, we recorded a cumulative effect adjustment to June 30, 2018 opening accumulated deficit of $0.6 million that will not be recognized as revenue, less related cost of revenues and income taxes resulting in a net decrease to accumulated deficit of $0.4 million.

In addition, revenue allocation under ASC 606 requires an allocation of revenue between deliverables, or performance obligations, within an arrangement. Under ASC 605, the allocation of revenue was restricted to the amount which was not contingent on future deliverables; however, ASC 606 removes this restriction. Upon adoption of ASC 606, we recorded a cumulative effect adjustment to decrease June 30, 2018 opening accumulated deficit by $0.5 million.
Under ASC 605, we deferred revenue for stand-alone software licenses where vendor-specific objective evidence ("VSOE") of fair value had not been established for undelivered items, and revenue was recognized straight line over the term of the maintenance agreement. Under ASC 606, software revenue is allocated to delivered and undelivered elements based on relative fair value resulting in more software arrangement revenue being recognized earlier. Upon adoption of ASC 606, we recorded a cumulative effect adjustment to decrease June 30, 2018 opening accumulated deficit by $0.7 million.
Previously, we expensed the majority of our commission expense as incurred. Under the new standard, we capitalize and amortize incremental commission costs to obtain the contract over a benefit period. We elected a practical expedient to exclude contracts with a benefit period of a year or less from this deferral requirement. Upon adoption of ASC 606, we recorded a cumulative effect adjustment to decrease June 30, 2018 opening accumulated deficit by $0.7 million.
Termination Rights
The contract term is determined on the basis of the period over which the parties to the contract have present enforceable rights and obligations. Certain customer contracts include a termination for convenience clause that allows the customer to terminate services without penalty, upon advance notification. We concluded that the duration of support contracts does not extend beyond the non-cancellable portion of the contract.
Variable Consideration
The consideration associated with customer contracts is generally fixed. Variable consideration includes discounts, rebates, refunds, credits, incentives, penalties, or other similar items. The amount of consideration that can vary is not a substantial portion of total consideration.
Variable consideration estimates will be re-assessed at each reporting period until a final outcome is determined. The changes to the original transaction price due to a change in estimated variable consideration will be applied on a retrospective basis, with the adjustment recorded in the period in which the change occurs. Changes to variable consideration will be tracked and material changes disclosed.
Stand-alone Selling Price
Stand-alone selling price is the price at which an entity would sell a good or service on a stand-alone (or separate) basis at contract inception. Under the model, the observable price of a good or service sold separately provides the best evidence of stand-alone selling price. However, in certain situations, stand-alone selling prices will not be readily observable and the entity must estimate the stand-alone selling price.
When allocating on a relative stand-alone selling price basis, any discount provided in the contract is allocated proportionately to all of the performance obligations in the contract.
The majority of products and services that we offer have readily observable selling prices. For products and services that do not, we estimate stand-alone selling price using the market assessment approach based on expected selling price and adjust those prices as necessary to reflect our costs and margins. As part of our stand-alone selling price policy, we review product pricing on a periodic basis to identify any significant changes and revise our expected selling price assumptions as appropriate.
Shipping and Handling
Shipping and handling costs are included as a component of costs of product sales in our condensed consolidated statements of operations because they are also included in revenue that we bill our customers.
Costs to Obtain a Contract
We have assessed the treatment of costs to obtain or fulfill a contract with a customer. Sales commissions have historically been expensed as incurred. Under ASC 606, we capitalize sales commissions related to multi-year service contracts and amortize the asset over the period of benefit, which is the estimated service period. Sales commissions paid on contract renewals, including service contract renewals, is commensurate with the sales commissions paid on the initial contracts.
We elected ASC 606's practical expedient to expense sales commissions as incurred when the amortization period of the related asset is one year or less. These costs are recorded as sales and marketing expense and included on the condensed consolidated balance sheet as accrued expenses until paid.
Contract Balances
The following table provides information about receivables and liabilities from contracts with customers (in thousands):

	September 28, 2018	At Adoption on June 30, 2018
Contract Assets
Accounts receivable, net	$50,874	$45,571
Unbilled receivables	$28,675	$22,794
Capitalized commissions	$567	$656
Contract Liabilities
Advance payments and unearned revenue	$13,670	$12,700
Unearned revenue, long-term	$7,562	$7,295
As of September 28, 2018, we had $21.2 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 60% will be recognized as revenue in the next nine months of fiscal year 2019 and the remainder thereafter. During the three months ended September 28, 2018, we recognized approximately $3.0 million in maintenance service revenue which were included in deferred revenue at June 28, 2018.
Impacts on Financial Statements
The following tables summarize the impacts of adopting ASC 606 on the condensed consolidated statement of operations for the three months ended September 28, 2018 and our condensed consolidated balance sheet as of June 29, 2018 (in thousands):

	Three Months Ended September 28, 2018
	As Reported	Adjustments	Balances without Adoption of ASC 606
Income Statement
Revenue
Product sales	$39,125	$(8,945)	$30,180
Services	21,379	(1,624)	19,755
	$60,504	$(10,569)	$49,935
Costs and expenses
Cost of product sales	$26,799	$(5,371)	$21,428
Cost of services	$15,780	(786)	$14,994
	$42,579	$(6,157)	$36,422

Selling and administrative	$13,706	$(87)	$13,619

Net loss	$(750)	(4,079)	$(4,829)

See Note 9, “Segment and Geographic Information” to the Notes to Condensed Consolidated Financial Statements for discussion on the impact of additional information, including disaggregated revenue disclosures.

	Balance as of June 29, 2018	Adjustments due to ASC 606	As Adjusted Balance at June 30, 2018
Balance Sheet
Assets
Accounts receivable, net	$43,068	$2,503	$45,571
Unbilled receivables	$14,167	$8,627	$22,794
Inventory	$21,290	$(11,516)	$9,774
Other current assets	$6,006	$476	$6,482
Deferred income taxes	$5,600	$(545)	$5,055
Other assets	$9,816	$180	$9,996

Liabilities
Advance payments and unearned revenue	$19,300	$(6,600)	$12,700
Unearned revenue - long term	$6,593	$702	$7,295

Equity
Accumulated deficit	$(746,359)	$5,623	$(740,736)
Note 4. Balance Sheet Components
Cash, Cash Equivalents and Restricted Cash
The following table provides a summary of our cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in the Condensed Consolidated Statement of Cash Flows:

(In thousands)	September 28, 2018	June 29, 2018
Cash and cash equivalents	$28,397	$37,425
Restricted cash	3	3
Restricted cash included in Other assets	306	336
Total cash, cash equivalents, and restricted cash in the Statement of Cash Flows	$28,706	$37,764
Accounts Receivable, net
Our net accounts receivable are summarized below:

(In thousands)	September 28, 2018	June 29, 2018
Accounts receivable	$52,822	$44,656
Less allowances for collection losses	(1,948)	(1,588)
Total accounts receivable, net	$50,874	$43,068

Inventories
Our inventories are summarized below:

(In thousands)	September 28, 2018	June 29, 2018
Finished products	$5,814	$15,496
Work in process	51	3,246
Raw materials and supplies	2,817	2,548
Total inventories	$8,682	$21,290
Deferred cost of revenue included within finished goods	$—	$3,667
Consigned inventories included within raw materials and supplies	$1,721	$1,492
We record recovery or charges to adjust our inventory and customer service inventory due to excess and obsolete inventory resulting from lower sales forecast, product transitioning or discontinuance. During the three months ended September 28, 2018 and September 29, 2017, we recorded a net recovery of $25,000 and $37,000, respectively, in each case related to previously reserved inventory due to sell through. Such recovery or charges during the three months ended September 28, 2018 and September 29, 2017 were classified in cost of product sales as follows:

	Three Months Ended
(In thousands)	September 28, 2018	September 29, 2017
Excess and obsolete inventory (recovery) charges	$(25)	$(37)
Customer service inventory write-downs	202	190
	$177	$153
Property, Plant and Equipment, net
Our property, plant and equipment, net are summarized below:

(In thousands)	September 28, 2018	June 29, 2018
Land	$710	$710
Buildings and leasehold improvements	11,632	11,597
Software	16,143	15,498
Machinery and equipment	48,075	48,076
	76,560	75,881
Less accumulated depreciation and amortization	(59,671)	(58,702)
	$16,889	$17,179
Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was as follows:

	Three Months Ended
(In thousands)	September 28, 2018	September 29, 2017
Depreciation and amortization	$1,288	$1,282

Accrued Expenses
Our accrued expenses are summarized below:

(In thousands)	September 28, 2018	June 29, 2018
Accrued compensation and benefits	$9,038	$8,574
Accrued agent commissions	1,844	1,774
Accrued warranties	3,216	3,196
Other	11,144	12,320
	$25,242	$25,864
Accrued Warranties
We accrue for the estimated cost to repair or replace products under warranty. Changes in our warranty liability, which is included as a component of accrued expenses in the unaudited condensed consolidated balance sheets were as follows:

	Three Months Ended
(In thousands)	September 28, 2018	September 29, 2017
Balance as of the beginning of the period	$3,196	$3,056
Warranty provision recorded during the period	547	431
Consumption during the period	(527)	(523)
Balance as of the end of the period	$3,216	$2,964
Advanced payments and Unearned Income
Our advanced payments and unearned income are summarized below:

(In thousands)	September 28, 2018	June 29, 2018
Advanced payments	$1,800	$7,151
Unearned income	11,870	12,149
	$13,670	$19,300
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

The carrying amounts, estimated fair values and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of September 28, 2018 and June 29, 2018 were as follows:

	September 28, 2018		June 29, 2018		Valuation Inputs
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents:
Money market funds	$10,430	$10,430	$13,871	$13,871	Level 1
Bank certificates of deposit	$1,397	$1,397	$1,645	$1,645	Level 2
Other current assets:
Foreign exchange forward contracts	$4	$4	$—	$—	Level 2
Liabilities:
Other accrued expenses:
Foreign exchange forward contracts	$152	$152	$158	$158	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items mainly are money market funds. As of September 28, 2018 and June 29, 2018, these money market funds were valued at $1.00 net asset value per share.
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
As of September 28, 2018 and June 29, 2018, we did not have any recurring assets or liabilities that were valued using significant unobservable inputs.
Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first three months of fiscal 2019 and 2018, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.
Note 6. Credit Facility and Debt
On June 29, 2018, we entered into a Third Amended and Restated Loan Agreement with Silicon Valley Bank (the SVB Credit Facility). The SVB Credit Facility expires on June 29, 2019. The SVB Credit Facility provides for a $30.0 million accounts receivable formula-based revolving credit facility that can be borrowed by our U.S. company, with a $30.0 million sublimit that can be borrowed by our Singapore subsidiary. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of the borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the SVB Credit Facility can also be utilized to issue letters of credit with a $12.0 million sublimit. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of September 28, 2018, available credit under the SVB Credit Facility was $10.4 million, reflecting the calculated borrowing base of $20.1 million less existing borrowings of $9.0 million and outstanding letters of credit of $0.9 million.
The SVB Credit Facility carries an interest rate computed, at our option, based on either (i) at the prime rate reported in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio; or (ii) if we satisfy a minimum adjusted quick ratio, a LIBOR rate determined in accordance with the SVB Credit Facility, plus a spread of 2.75%. Any outstanding Singapore subsidiary borrowed loans shall bear interest at an additional 2.00% above the applicable prime or LIBOR rate. During fiscal 2018, the weighted average interest rate on our outstanding loan was 5.58%. As of September 28, 2018 and June 29, 2018, our outstanding debt balance under the SVB Credit Facility was $9.0 million, and the interest rate was 5.75% and 5.50%, respectively.
The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with Silicon Valley Bank may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 5% above the applicable interest rate. As of September 28, 2018, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility. The $9.0 million borrowing was classified as a current liability as of September 28, 2018 and June 28, 2019.
On September 28, 2018, we entered into Amendment No. 1 (the Amendment) to the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Among other things, the Amendment provides for the definition of Quick Assets set forth in the Agreement to be modified to include up to the lesser of (a) 50% of unbilled accounts receivable or (b) $7.0 million.
Note 7. Restructuring Activities
The following table summarizes our restructuring related activities during the first three months of fiscal 2019:

	Severance and Benefits				Facilities and Other	Total
(In thousands)	Fiscal 2018-2019Plan	Fiscal 2016-2017 Plan	Fiscal 2015-2016 Plan	Fiscal 2013-2014 Plan	Fiscal 2015-2016 Plan
Accrual balance, June 29, 2018	$1,532	$14	$36	$64	$266	$1,912
Charges, net	796	—	—	—	—	796
Cash payments	(227)	(12)	(36)	—	(23)	(298)
Foreign exchange impact	—	—	—	—	2	2
Accrual balance, September 28, 2018	$2,101	$2	$—	$64	$245	$2,412
As of September 28, 2018, $1.9 million of the accrual balance was in short-term restructuring liabilities while $0.5 million was included in other long-term liabilities on the unaudited condensed consolidated balance sheets.
We expect to complete the restructuring activities under our fiscal 2018-2019 restructuring plan by the end of fiscal 2019. Payments related to the accrued restructuring liability balance for this plan are expected to be fully paid through fiscal 2020.
For further information, see “Note 7. Restructuring Activities” in Part II, Item 8 of our 2018 Form 10-K.
Note 8. Equity
Stock Repurchase Program
In May 2018, our board of directors approved a repurchase program for the repurchase of up to $7.5 million of our common stock. During the first quarter of 2019, we repurchased on the open market approximately 23,579 shares of our common stock at an average price of $16.55 per share, including commission for an aggregate purchase price of approximately $0.4 million. All repurchased shares were retired. As of September 28, 2018, $7.1 million remained available under our stock repurchase program.

Stock Incentive Programs
As of September 28, 2018, we had two stock incentive plans (both Plans) for our employees and nonemployee directors, the 2018 Incentive Plan and the 2007 Stock Equity Plan, as amended and restated effective November 13, 2015. The 2018 Incentive Plan was approved by the stockholders during the fiscal year 2017 Annual Stockholders’ Meeting and it added 500,000 shares to the equity pool of shares available to grant to employees. During the first three months of fiscal 2019, we issued 78,236 performance restricted stock units and 156,466 of stock options. During the first three months of fiscal 2019, we issued 249 shares of common stock under our Employee Stock Purchase Plan (ESPP), and 416 shares of common stock for options exercised.

Total compensation expense for share-based awards included in our unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended
(In thousands)	September 28, 2018	September 29, 2017
By Expense Category:
Cost of revenues	$48	$44
Research and development	36	39
Selling and administrative	352	491
Total share-based compensation expense	$436	$574
By Types of Award:
Options	$38	$34
Restricted and performance stock awards and units	398	540
Total share-based compensation expense	$436	$574
As of September 28, 2018, there was approximately $1.4 million of total unrecognized compensation expense related to nonvested stock options granted under both Plans. This expense is expected to be recognized over a weighted average period of 2.94 years. As of September 28, 2018, there was $1.9 million of total unrecognized compensation expense related to nonvested stock awards and units granted under both Plans. This expense is expected to be recognized over a weighted average period of 1.00 year.
Note 9. Segment and Geographic Information
We operate in one reportable business segment: the design, manufacturing and sale of a range of wireless networking products, solutions and services. We conduct business globally and our sales and support activities are managed on a geographic basis. Our Chief Executive Officer is our Chief Operating Decision Maker.
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for the three months ended September 28, 2018 and September 29, 2017 was as follows:

	Three Months Ended
(In thousands)	September 28, 2018	September 29, 2017
North America (1)	$27,763	$31,002
Africa and Middle East (1)	14,147	13,462
Europe and Russia (1)	3,712	4,446
Latin America and Asia Pacific (1)	14,882	7,272
Total Revenue	$60,504	$56,182
(1) Prior period amounts have not been adjusted under the modified retrospective method for the adoption of ASC 606.
During the three months ended September 28, 2018, Mobile Telephone Networks Group (MTN Group) and Globe Telecom, Inc. (Globe) accounted 13% and 11%, of our total revenue, respectively. As of September 28, 2018, MTN Group also accounted for 24% of our accounts receivable. During the three months ended September 29, 2017, Motorola and MTN Group accounted for 16% and 14%, of our total revenue, respectively. We have entered into separate and distinct contracts with MTN Group, Globe and Motorola, as well as separate arrangements with their various subsidiaries. The loss of all business from MTN Group, Globe or Motorola, or any other significant customers, could adversely affect our results of operations, cash flows and financial position.

Note 10. Income Taxes
Our effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates, certain jurisdictions where we cannot recognize tax benefits on current losses, and tax benefit from release of valuation allowance. During interim periods, we accrue tax expenses for jurisdictions that are anticipated to be profitable for fiscal 2019.
The determination of our income taxes for the three months ended September 28, 2018 and September 29, 2017 was based on our estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. The tax benefit for the three months ended September 28, 2018 was primarily due to tax expense related to profitable subsidiaries, net against the release of valuation allowance due to the potential foreign tax refund to be received from the Department of Federal Revenue of Brazil. The tax benefit for the three months ended September 29, 2017 was primarily attributable to tax expense related to profitable subsidiaries, net against the foreign tax refunds received from the Inland Revenue Authority of Singapore (“IRAS”).
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
During the first quarter of fiscal 2019, we received notification from the Federal Revenue of Brazil that our withholding tax refund request had been approved. We recorded a net discrete income tax benefit of $1.6 million for the release of valuation allowance previously recorded on the deferred tax asset for the withholding tax credits. This consisted of an income tax benefit of $1.9 million for the refundable withholding tax credit, less tax expense of $0.3 million from recognizing an ASC 740-10 reserve previously recorded as a reduction to the withholding tax credits.
We have a number of open income tax audits covering various tax years, which vary from jurisdiction to jurisdiction. Our major tax jurisdictions where audits are pending include the U.S., Singapore, Nigeria, Saudi Arabia and the Ivory Coast. The earliest years that are open and subject to potential audits for these jurisdictions are as follows: U.S. - 2003; Singapore - 2011; Nigeria - 2011: Saudi Arabia - 2010, and Ivory Coast - 2016.
We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign and state income taxes. Such interest expense was not material for the three months ended September 28, 2018 and September 29, 2017.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin (SAB) No. 118, which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (Tax Act). SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
In connection with our initial analysis of the impact of the Tax Act, we recorded provisional estimates related to the remeasurement of deferred taxes and the Deemed Repatriation Transition Tax in our financial statements for the year ended June 29, 2018. As of September 28, 2018, we have not fully completed the accounting for the impacts of the Tax Act and no adjustments to these provisional estimates have been recorded. The accounting for the impact of the Tax Act may change to additional factors such as the issuance of further regulatory guidance, changes in interpretations, the collection and analysis of additional information, and any deferred adjustments related to the filing of our 2017 federal and state income tax returns.
For tax years beginning after December 31, 2017, the 2017 Tax Act introduced new provisions of U.S. taxation of certain Global Intangible Low-Taxed Income (GILTI). As of September 28, 2018, we have not yet determined our policy election with respect to whether to record deferred taxes for temporary basis differences expected to reverse as GILTI in future periods, or account for taxes on GILTI using the period cost method. However as of September 30, 2018 we currently do not expect to generate a GILTI inclusion due to a forecasted overall net loss for our foreign subsidiaries.

Note 11. Commitments and Contingencies
Operating Lease Commitments
We lease office and manufacturing facilities under non-cancelable operating leases expiring at various dates through 2024. We lease approximately 19,000 square feet of office space in Milpitas, California as our corporate headquarters.
As of September 28, 2018, our future minimum lease payments under all non-cancelable operating leases with an initial lease term in excess of one year were as follows:

Fiscal Years	Amounts
(In thousands)
2019 (three quarters remaining)	$1,394
2020	1,239
2021	917
2022	196
2023	150
Thereafter	1,873
Total	$5,769
These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We sublease a portion of our facilities to third parties and the total minimum rents to be received in the future under our non-cancelable subleases were $0.1 million as of September 28, 2018. The future minimum lease payments are not reduced by the minimum sublease rents.
Rental expense for operating leases, including rentals on a month-to-month basis, was as follows:

	Three Months Ended
(In thousands)	September 28, 2018	September 29, 2017
Rent expense	$913	$927
Purchase Orders and Other Commitments
From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf, in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of September 28, 2018, we had outstanding purchase obligations with our suppliers or contract manufacturers of $18.2 million. In addition, we had contractual obligations of approximately $0.7 million associated with software licenses as of September 28, 2018.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of September 28, 2018, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of September 28, 2018, we had commercial commitments of $55.9 million outstanding that were not recorded on our unaudited condensed consolidated balance sheets. We do not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on the performance guarantees in the future.
Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our products infringe the intellectual property rights of a third party. As of September 28, 2018, we have not received any notice that any customer is subject to an infringement claim arising from the use of our products; we have not received any request to defend any customers from infringement claims arising from the use of our products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of September 28, 2018, we had not recorded any liabilities related to these indemnifications.
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
Other factors besides those listed here also could adversely affect us. See “Item 1A. Risk Factors” in our fiscal 2018 Annual Report on Form 10-K filed with the SEC on August 28, 2018 for more information regarding factors that may cause our results to differ materially from those expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q.
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
Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2019 and 2018 Results
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes. In the discussion herein, our fiscal year ending June 28, 2019 is referred to as “fiscal 2019” or “2019” and our fiscal year ended June 29, 2018 is referred to as “fiscal 2018” or “2018”.
We generate revenue by designing, developing, manufacturing and supporting a range of wireless networking products, solutions and services for mobile and fixed communications service providers, private network operators, government agencies, transportation, energy and utility companies, public safety agencies and broadcast network operators across the world. Our products include point-to-point microwave and millimeter-wave radio transmission systems designed for first/last mile access, middle mile/backhaul, and long distance trunking applications. We have a portfolio of our own Internet Protocol routers optimized for both wireless transport and mixed optical fiber and wireless transport applications. We provide network management software tools and applications to enable the deployment, monitoring and management of our systems. Beyond the portfolio of solutions developed in-house we source, qualify, supply and, support third party equipment such as antennas, routers, optical transmission equipment and other technology and equipment necessary to build and deploy a complete telecommunications transmission network. We also provide a full suite of professional services for planning, deployment, operations and maintenance of our customers’ networks.
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
Operations Review
The market for mobile backhaul continues to be our primary addressable market segment and, over the long term, the demand for increasing the backhaul capacity in our customers’ networks continues to grow. In North America, we supported long-term evolution (“LTE”) deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of some large 3G deployments, and the emergence of early stage LTE deployments. Our international business continues to be affected by fluctuations in currency valuation relative to the U.S. dollar, which may limit local purchasing power and capital spending, slow the payments from customers in those affected locations and cause variations in our overall operating costs. Our position continues to be to support our customers for LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. We continue to find that our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. However, as disclosed above and in the “Risk Factors” section in Item 1A of our fiscal 2018 Annual Report on Form 10-K, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we service.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe and Russia, and (3) Latin America and Asia Pacific. Revenue by region for the three months ended September 28, 2018 and September 29, 2017 and the related changes are shown in the table below:

	Three Months Ended
(In thousands, except percentages)	September 28, 2018	September 29, 2017	$ Change	% Change
North America	$27,763	$31,002	$(3,239)	(10.4)%
Africa and Middle East	14,147	13,462	685	5.1%
Europe and Russia	3,712	4,446	(734)	(16.5)%
Latin America and Asia Pacific	14,882	7,272	7,610	104.6%
Total Revenue	$60,504	$56,182	$4,322	7.7%
During the first quarter of fiscal 2019, we recognized revenue based on ASC 606 but revenue for the first quarter of fiscal 2018 was recognized based on ASC 605. Therefore, the periods are not directly comparable. For additional information regarding the impact of the new accounting standard on our revenue, please refer to “Part I, Item 1, Financial statements - Note 3. Revenue Recognition”.
Our revenue in North America decreased $3.2 million, or 10.4%, during the first three months of fiscal 2019 compared with the same period of fiscal 2018. The decrease in North America revenue was due to the timing of completion of customer project milestones.
Our revenue in Africa and the Middle East increased $0.7 million, or 5.1%, for the first three months of fiscal 2019 compared with the same period of fiscal 2018. The increase in revenue was primarily due to increased sales to customers in West Africa.
Revenue in Europe and Russia decreased $0.7 million, or 16.5%, for the first three months of fiscal 2019 compared with the same quarter of fiscal 2018. The decrease was due to lower sales to private network customers in the region.
Revenue in Latin America and Asia Pacific increased $7.6 million, or 104.6%, during the first three months of fiscal 2019 compared with the same period in fiscal 2018. The increase was primarily due to higher sales volume to several mobile operator customers in Asia Pacific.

	Three Months Ended
(In thousands, except percentages)	September 28, 2018	September 29, 2017	$ Change	% Change
Product sales	$39,125	$35,067	$4,058	11.6%
Services	21,379	21,115	264	1.3%
Total Revenue	$60,504	$56,182	$4,322	7.7%
Our revenue from product sales increased $4.1 million, or 11.6%, for the first three months of fiscal 2019 compared with the same period in fiscal 2018. Product volume increased over the same quarter in fiscal 2018 in Asia Pacific, the Middle East and Africa, offset by smaller decreases in North America and Europe. Our services revenue increased by $0.3 million, or 1.3%, during the first three months of fiscal 2019 compared with the same period of fiscal 2018. Increased sales in Europe, Latin America, the Middle East and Africa were offset in part by smaller decreases in the other regions.
Gross Margin

	Three Months Ended
(In thousands, except percentages)	September 28, 2018	September 29, 2017	$ Change	% Change
Revenue	$60,504	$56,182	$4,322	7.7%
Cost of revenue	42,579	38,886	3,693	9.5%
Gross margin	$17,925	$17,296	$629	3.6%
% of revenue	29.6%	30.8%
Product margin %	31.5%	32.5%
Service margin %	26.2%	27.9%
Gross margin for the three months ended September 28, 2018 increased by $0.6 million, or 3.6% compared with the three ended September 29, 2017. The gross margin increased from the prior year quarter primarily due to an increase in product sales in Asia Pacific.
Gross margin as a percentage of revenue decreased in the first three months of fiscal 2019 compared with the same period in fiscal 2018 primarily due to lower concentration of revenue from North America. Product margin as a percentage of product revenue decreased from the prior year quarter primarily due to lower concentration of revenue from North America. Service margin as a percentage of service revenue decreased due to decreased margins on certain installation projects in the quarter.
Research and Development Expenses

	Three Months Ended
(In thousands, except percentages)	September 28, 2018	September 29, 2017	$ Change	% Change
Research and development	$4,937	$4,798	$139	2.9%
% of revenue	8.2%	8.5%
Our research and development expenses increased $0.1 million, or 2.9%, in the first three months of fiscal 2019 compared with the same period in fiscal 2018. The increase was primarily due to higher product development activities.
Selling and Administrative Expenses

	Three Months Ended
(In thousands, except percentages)	September 28, 2018	September 29, 2017	$ Change	% Change
Selling and administrative	$13,706	$13,722	$(16)	(0.1)%
% of revenue	22.7%	24.4%
Our selling and administrative expenses were relatively flat in the first three months of fiscal 2019 compared with the same period in fiscal 2018.
Restructuring Charges

	Three Months Ended
(In thousands, except percentages)	September 28, 2018	September 29, 2017	$ Change	% Change
Restructuring charges	$796	$2	$794	NM
During the fourth quarter of fiscal 2018, our board of directors approved a restructuring plan (the “Fiscal 2018-2019 Plan”) to consolidate back-office support functions and align resources by geography to lower our expense structure. We expect to substantially complete the restructuring activities under the Fiscal 2018-2019 Plan by the end of fiscal 2019. Payments related to the accrued restructuring liability balance for the Fiscal 2018-2019 Plan are expected to be fully paid in fiscal 2020.
Interest Income, Interest Expense and Other Expense

	Three Months Ended
(In thousands, except percentages)	September 28, 2018	September 29, 2017	$ Change	% Change
Interest income	$51	$58	$(7)	(12.1)%
Interest expense	$(5)	$(6)	$1	(16.7)%
Other expense	$—	$(30)	$30	(100.0)%
Interest income reflected interest earned on our cash equivalents which were comprised of money market funds and certificates of deposit.
Interest expense was primarily related to interest associated with borrowings under the SVB Credit Facility and discounts on customer letters of credit.
Other expense during the first quarter of fiscal 2018 was primarily comprised of a foreign exchange loss related to a dividend declared by our Nigeria entity (a partnership for U.S. tax purposes) to our Aviat U.S. entity.
Income Taxes

	Three Months Ended
(In thousands, except percentages)	September 28, 2018	September 29, 2017	$ Change	% Change
Loss before income taxes	$(1,468)	$(1,204)	$(264)	21.9%
Benefit from income taxes	$(718)	$(639)	$(79)	12.4%
We estimate our annual effective tax rate at the end of each quarterly period, and we record the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances. During the first quarter of fiscal 2019, we recorded a net discrete tax benefit of $1.6 million for the release of valuation allowance on a deferred tax asset recorded for $1.9 million of refundable withholding tax credit to be received from the Department of Federal Revenue of Brazil, less tax expense of $0.3 million from recognizing an ASC 740-10 reserve previously recorded as a reduction against the deferred tax for the withholding tax credit. During the first quarter of fiscal 2018, we received a refund of $1.3 million from the Singapore IRAS which represented a final settlement. The determination of the effective tax rate reflects tax expense and benefit generated in certain jurisdictions. However, jurisdictions with a year-to-date loss where no tax benefit can be recognized are excluded from the annual effective tax rate.
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
Liquidity, Capital Resources and Financial Strategies
Sources of Cash
As of September 28, 2018, our total cash, cash equivalents and restricted cash were $28.4 million. Approximately $10.2 million, or 35.8% was held in the United States. The remaining balance of $18.2 million, or 64.2%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries at September 28, 2018, $16.7 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to U.S. taxes which would be nominal.
Cash used in operating activities was $6.8 million for the first three months of fiscal 2019, compared to cash provided by operating activities of $4.9 million for the first three months of fiscal 2018. Cash used in or provided by operating activities is presented as net loss adjusted for non-cash items and changes in operating assets and liabilities. Net contribution of non-cash items decreased cash by $0.6 million and net changes in operating assets and liabilities decreased cash by $11.0 million for the first three months of fiscal 2019 as compared to the same period in fiscal 2018.
The $0.6 million decrease in the net contribution of non-cash items was primarily due to a $0.3 million net decrease in deferred tax expense, a $0.1 million recovery for uncollectible receivables and a $0.1 million decrease in share-based compensation expense.
Changes in operating assets and liabilities resulted in a net decrease of $11.0 million to cash for the first three months of fiscal 2019, compared to the same period in 2018. Accounts receivable and unbilled costs fluctuate from period to period, depending on the amount, timing of sales and billing activities as well as cash collections. The fluctuations in accounts payable and accrued expenses were primarily due to the timing of liabilities incurred and vendor payments. The change in inventories and in customer service inventories were primarily due to demand and our focus on improving our inventory management. The decrease in customer advanced payments and unearned income was due to the timing of payment from customers and revenue recognition. We used $0.3 million in cash during the first three months of fiscal 2019 on expenses related to restructuring liabilities.
During the remainder of fiscal year 2019, we expect to spend approximately $4.5 million for capital expenditures, primarily on equipment for development and manufacturing of new products and to support customer managed services.
As of September 28, 2018, our principal sources of liquidity consisted of the $28.4 million in cash, cash equivalents and short-term investments, $10.4 million of available credit under our $30.0 million SVB Credit Facility which expires on June 29, 2019 and future collections of receivables from customers. We regularly require letters of credit from some customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically our primary sources of liquidity have been cash flows from operations and credit facilities.
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
In addition, we have an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our subsidiary located there. This line of credit provides for $0.3 million in short-term advances at various interest rates, all of which was available as of September 28, 2018 and June 29, 2018. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of September 28, 2018. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.
Restructuring Payments
We had liabilities for restructuring activities totaling $2.4 million as of September 28, 2018, $1.9 million of which was classified as current liabilities and expected to be paid out in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.

Contractual Obligations and Commercial Commitments
The amounts disclosed in our fiscal 2018 Annual Report on Form 10-K filed with the SEC on August 28, 2018 include our commercial commitments and contractual obligations. During the first three months of fiscal 2019, no material changes occurred in our contractual obligations to purchase goods and services and to make payments under operating leases or our contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our fiscal 2018 Annual Report on Form 10-K. As of September 28, 2018, we had commercial commitments of $55.9 million outstanding that were not recorded on our unaudited condensed consolidated balance sheets. This is an increase of $4.4 million from the amount disclosed in our fiscal 2018 Annual Report on Form 10-K. Please refer to “Note 11 Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
For information about our critical accounting estimates, see the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2018 Annual Report on Form 10-K other than for the impact of adopting new revenue accounting standards. Effective June 30, 2018, we adopted ASC 606. See “Note 3, Revenue Recognition” to the Condensed Consolidated Financial Statements for discussion of the impact of the adoption of ASC 606 on our policies for revenue.
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
As of September 28, 2018, we had foreign currency forward contracts outstanding with a total notional amount of $2.9 million consisting of two currencies as follows:

Currency	Notional Contract Amount (Local Currency)	Notional Contract Amount (USD)
	(In thousands)
New Zealand dollar	3,600	$2,541
Great Britain pound	250	324
Total of all currency forward contracts		$2,865
Net foreign exchange (loss) income recorded in our unaudited condensed consolidated statements of operations during the three and nine months of fiscal 2019 and 2018 was as follows:

	Three Months Ended
(In thousands)	September 28, 2018	September 29, 2017
Amount included in costs of revenues	$(219)	$9
Amount included in other expense	—	(30)
Total foreign exchange loss, net	$(219)	$(21)
A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of September 28, 2018 would have an impact of approximately $0.3 million on the fair value of such instruments.
Certain of our international business are transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars for the first three months of fiscal 2019 was $0.1 million and was included as a component of stockholders’ equity. As of September 28, 2018 and June 29, 2018, the cumulative translation adjustment decreased our equity by $12.7 million and $12.6 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our credit facility.
Exposure on Cash Equivalents
We had $28.4 million in total cash, cash equivalents as of September 28, 2018. Cash equivalents totaled $11.8 million as of September 28, 2018 and were comprised of money market funds and bank certificates of deposit. Cash equivalents investments have been recorded at fair value on our balance sheet.
Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. The weighted average days to maturity for cash equivalents held as of September 28, 2018 was 66 days, and these investments had an average yield of 7.33% per annum. A 10% change in interest rates on our cash equivalents and short-term investments is not expected to have a material impact on our financial position, results of operations or cash flows.
Exposure on Borrowings
During the first three months of fiscal 2019, we had $9.0 million of borrowings outstanding under the SVB Credit Facility that incurred interest at the prime rate plus a spread of 0.50% to 1.50% with such spread determined based on our adjusted quick ratio. During the first three months of fiscal 2019, our weighted average interest rate was 5.58% and the interest expense on these borrowings was insignificant.
A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations or cash flows since interest on our borrowings is not material to our overall financial position.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with participation of our Chief Executive Officer (CEO) and Principal Financial Officer (PFO), as of the end of the period covered by this report, our CEO and PFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 28, 2018, are effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls Over Financial Reporting

In the first quarter of fiscal 2018, we implemented certain internal controls over financial reporting in connection with our adoptions of ASC 606. There were no other changes in our internal control over financial reporting during the three months ended September 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
Please refer to Legal Proceedings under “Note 11 Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements (Unaudited) in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows and financial condition set forth under Item 1A, Risk Factors, in our fiscal 2018 Annual Report on Form 10-K filed with the SEC on August 28, 2018.
We do not believe that there have been any other material additions or changes to the risk factors previously disclosed in our fiscal 2018 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of stock repurchases for the three months ended September 28, 2018:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Program (1) (in thousands)
June 30, 2018 through July 27, 2018	—	—	—	—
July 28, 2018 through August 24, 2018	2,545	$15.52	2,545	$7,453
August 25, 2018 through September 28, 2018	21,034	$16.67	21,034	$7,102
Total	23,579

(1) Stock Repurchase Programs

In May 2018, our board of directors approved a repurchase program for the repurchase of up to $7.5 million of our common stock. During the three months ended September 28, 2018, we repurchased $0.4 million of our common stock in the open market. As of September 28, 2018, $7.1 million remained available under our stock repurchase program.
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
Date: November 13, 2018

By:	/s/ Walter Stanley Gallagher, Jr.
Walter Stanley Gallagher, Jr. Senior Vice President, Chief Operating Officer (Principal financial officer and duly authorized officer)

By:	/s/ Eric Chang
Eric Chang Vice President, Corporate Controller and Principal Accounting Officer (Principal accounting officer and duly authorized officer)

EXHIBIT INDEX
The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Descriptions
3.1
Amended and Restated Certificate of Incorporation of Aviat Networks, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 10-Q filed with the SEC on February 10, 2017, File No. 001-33278)

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
10.1
Amendment No. 1 to Third Amended and Restated Loan and Security Agreement dated as of September 28, 2018, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 4, 2018, File No. 001-33278)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document