Form 10-Q
period 2019-03-29
AVIAT NETWORKS, INC.
filed 2019-05-13
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	AVNW	The Nasdaq Stock Market LLC
The number of shares outstanding of the registrant’s Common Stock as of April 30, 2019 was 5,377,630 shares.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 29, 2019

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and par value amounts)	March 29, 2019	June 29, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$36,053	$37,425
Restricted cash	—	3
Accounts receivable, net	45,622	43,068
Unbilled receivables	28,474	14,167
Inventories	10,309	21,290
Customer service inventories	949	1,507
Other current assets	4,664	6,006
Total current assets	126,071	123,466
Property, plant and equipment, net	16,849	17,179
Deferred income taxes	12,185	5,600
Other assets	12,098	9,816
TOTAL ASSETS	$167,203	$156,061
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$9,000	$9,000
Accounts payable	34,165	30,878
Accrued expenses	22,234	25,864
Advance payments and unearned revenue	18,507	19,300
Restructuring liabilities	1,459	1,426
Total current liabilities	85,365	86,468
Unearned revenue	8,071	6,593
Other long-term liabilities	953	1,250
Reserve for uncertain tax positions	3,654	2,941
Deferred income taxes	1,553	1,293
Total liabilities	99,596	98,545
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 5,375,942 shares issued and outstanding at March 29, 2019; 5,351,155 shares issued and outstanding at June 29, 2018	54	54
Additional paid-in-capital	815,421	816,426
Accumulated deficit	(734,837)	(746,359)
Accumulated other comprehensive loss	(13,031)	(12,605)
Total equity	67,607	57,516
TOTAL LIABILITIES AND EQUITY	$167,203	$156,061
See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Revenues:
Revenue from product sales	$34,615	$40,686	$115,696	$113,472
Revenue from services	19,422	21,407	63,933	66,526
Total revenues	54,037	62,093	179,629	179,998
Cost of revenues:
Cost of product sales	23,712	28,704	76,670	76,151
Cost of services	14,070	15,257	46,289	46,529
Total cost of revenues	37,782	43,961	122,959	122,680
Gross margin	16,255	18,132	56,670	57,318
Operating expenses:
Research and development expenses	5,350	4,754	15,603	14,696
Selling and administrative expenses	13,408	14,745	41,405	42,571
Restructuring (recovery) charges	—	(2)	796	(252)
Total operating expenses	18,758	19,497	57,804	57,015
Operating (loss) income	(2,503)	(1,365)	(1,134)	303
Interest income	73	49	167	149
Interest expense	(7)	(5)	(88)	(24)
Other expense, net	(1)	(54)	(1)	(220)
(Loss) income before income taxes	(2,438)	(1,375)	(1,056)	208
(Benefit from) provision for income taxes	(6,777)	1,015	(6,955)	(2,188)
Net income (loss)	4,339	(2,390)	5,899	2,396
Less: Net income attributable to noncontrolling interest, net of tax	—	233	—	605
Net income (loss) attributable to Aviat Networks	$4,339	$(2,623)	$5,899	$1,791

Net income (loss) per share of common stock outstanding:
Basic	$0.81	$(0.49)	$1.10	$0.34
Diluted	$0.78	$(0.49)	$1.05	$0.32
Weighted-average shares outstanding:
Basic	5,381	5,344	5,382	5,331
Diluted	5,577	5,344	5,634	5,632
See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Net income (loss)	$4,339	$(2,390)	$5,899	$2,396
Other comprehensive (loss) income:
Net change in cumulative translation adjustments	(88)	188	(426)	809
Other comprehensive (loss) income	(88)	188	(426)	809
Comprehensive income (loss)	4,251	(2,202)	5,473	3,205
Less: Comprehensive income attributable to noncontrolling interest, net of tax	—	233	—	605
Comprehensive income (loss) attributable to Aviat Networks	$4,251	$(2,435)	$5,473	$2,600

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	March 29, 2019	March 30, 2018
Operating Activities
Net income	$5,899	$2,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment and capitalized software	3,408	3,981
(Recovery from) provision for uncollectible receivables	(264)	48
Share-based compensation	1,396	1,689
Deferred tax assets, net	(6,870)	(2,823)
Charges for inventory and customer service inventory write-downs	404	376
Loss on disposition of property, plant and equipment, net	20	28
Changes in operating assets and liabilities:
Accounts receivable	(236)	8,068
Unbilled receivables	(5,674)	(2,299)
Inventories	(698)	954
Customer service inventories	(170)	(351)
Accounts payable	3,954	(1,399)
Accrued expenses	(3,085)	(569)
Advance payments and unearned revenue	7,197	(806)
Income taxes payable or receivable	366	(72)
Other assets and liabilities	(307)	(1,942)
Net cash provided by operating activities	5,340	7,279
Investing Activities
Payments for acquisition of property, plant and equipment	(4,083)	(5,048)
Net cash used in investing activities	(4,083)	(5,048)
Financing Activities
Proceeds from borrowings	27,000	27,000
Repayments of borrowings	(27,000)	(27,000)
Payments for repurchase of Company stock	(1,870)	—
Payments for taxes related to net settlement of equity awards	(561)	—
Proceeds from issuance of common stock under employee stock plans	30	15
Net cash (used in) provided by financing activities	(2,401)	15
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(305)	60
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,449)	2,306
Cash, cash equivalents, and restricted cash, beginning of period	37,764	36,569
Cash, cash equivalents, and restricted cash, end of period	$36,315	$38,875

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended March 29, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Aviat Networks Stockholders’ Equity	Noncontrolling Interests	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of December 28, 2018	5,399,357	$54	$815,392	$(739,176)	$(12,943)	$63,327	$—	$63,327
Net income	—	—	—	4,339	—	4,339	—	4,339
Other comprehensive loss, net of tax	—	—	—	—	(88)	(88)	—	(88)
Issuance of common stock under employee stock plans	8,168	—	11	—	—	11	—	11
Shares withheld for taxes related to vesting of equity awards	(622)	—	(7)	—	—	(7)	—	(7)
Stock repurchase	(30,961)	—	(433)	—	—	(433)	—	(433)
Share-based compensation	—	—	458	—	—	458	—	458
Balance as of March 29, 2019	5,375,942	$54	$815,421	$(734,837)	$(13,031)	$67,607	$—	$67,607

	Three Months Ended March 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Aviat Networks Stockholders’ Equity	Noncontrolling Interests	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of December 29, 2017	5,340,851	$53	$814,898	$(743,790)	$(11,164)	$59,997	$915	$60,912
Net loss	—	—	—	(2,623)	—	(2,623)	233	(2,390)
Other comprehensive income, net of tax	—	—	—	—	188	188	—	188
Issuance of common stock under employee stock plans	8,458	—	4	—	—	4	—	4
Share-based compensation	—	—	535	—	—	535	—	535
Balance as of March 30, 2018	5,349,309	$53	$815,437	$(746,413)	$(10,976)	$58,101	$1,148	$59,249

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Nine Months Ended March 29, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Aviat Networks Stockholders’ Equity	Noncontrolling Interests	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of June 29, 2018	5,351,155	$54	$816,426	$(746,359)	$(12,605)	$57,516	$—	$57,516
Cumulative-effect adjustment for ASC Topic 606	—	—	—	5,623	—	5,623	—	5,623
Net income	—	—	—	5,899	—	5,899	—	5,899
Other comprehensive loss, net of tax	—	—	—	—	(426)	(426)	—	(426)
Issuance of common stock under employee stock plans	182,421	1	29	—	—	30	—	30
Shares withheld for taxes related to vesting of equity awards	(35,088)	—	(561)	—	—	(561)	—	(561)
Stock repurchase	(122,546)	(1)	(1,869)	—	—	(1,870)	—	(1,870)
Share-based compensation	—	—	1,396	—	—	1,396	—	1,396
Balance as of March 29, 2019	5,375,942	$54	$815,421	$(734,837)	$(13,031)	$67,607	$—	$67,607

	Nine Months Ended March 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Aviat Networks Stockholders’ Equity	Noncontrolling Interests	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of June 30, 2017	5,317,766	$53	$813,733	$(748,204)	$(11,785)	$53,797	$543	$54,340
Net income	—	—	—	1,791	—	1,791	605	2,396
Other comprehensive income, net of tax	—	—	—	—	809	809	—	809
Issuance of common stock under employee stock plans	31,543	—	15	—	—	15	—	15
Share-based compensation	—	—	1,689	—	—	1,689	—	1,689
Balance as of March 30, 2018	5,349,309	$53	$815,437	$(746,413)	$(10,976)	$58,101	$1,148	$59,249

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. The Company and Basis of Presentation
The Company
Aviat Networks, Inc. (the “Company,” “we,” “us,” and “our”) designs, manufactures, and sells a range of wireless networking solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies, and broadcast system operators across the globe. Due to the volume of our international sales, especially in developing countries, we may be susceptible to a number of political, economic, and geographic risks that could harm our business as outlined in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2018. Our products include broadband wireless access base stations and customer premises equipment for fixed and mobile, point-to-point digital microwave radio systems for access, backhaul, trunking, and license-exempt applications, supporting new network deployments, network expansion, and capacity upgrades.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of our management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the three and nine months ended March 29, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2018.
The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated.
We operate on a 52-week or 53-week year ending on the Friday closest to June 30. The first three quarters of fiscal 2019 and fiscal 2018 included 13 weeks in each quarter. Fiscal year 2019 will be comprised of 52 weeks and will end on June 28, 2019.
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
Summary of Significant Accounting Policies
There have been no material changes in our significant accounting policies as of and for the nine months ended March 29, 2019, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 29, 2018, with the exception of our revenue recognition policy. Effective June 30, 2018, we adopted Accounting Standards Update (ASU) No. 2014-09 (Accounting Standards Codification 606 or ASC 606), Revenue from Contracts with Customers, as amended. See Note 3, “Revenue Recognition” to the Notes to unaudited Condensed Consolidated Financial Statements for discussion of the impact of the adoption of this standard on our policies for revenue.

Comparability
We adopted ASC 606, effective June 30, 2018, using the modified retrospective method. Prior-period financial statements were not retrospectively restated. The Consolidated Balance Sheet as of June 29, 2018 and results of operations for the three and nine months ended March 30, 2018 were prepared using accounting standards that were different than those in effect for the three and nine months ended March 29, 2019. As a result, the balance sheets as of March 29, 2019 and June 29, 2018 are not directly comparable, nor are the results of operations for the three and nine months ended March 29, 2019 and March 30, 2018.
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
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. We adopted this update during the first quarter of fiscal 2019. For our first presentation of changes in stockholders’ equity, see our unaudited Condensed Consolidated Statements of Equity included in this Form 10-Q for the quarter ended March 29, 2019.
Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842) Targeted Improvements, each issued in July 2018, as well as ASU 2019-01, Leases (Topic 842) Codification Improvements issued in March 2019 (collectively, Topic 842), all of which provides guidance on the recognition, measurement, presentation, and disclosure of leases. Topic 842 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. This standard will become effective for fiscal years beginning after December 15, 2018 including interim periods within those years, with early adoption permitted. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. Although we are currently evaluating the impact the pronouncement will have on our unaudited Condensed Consolidated Financial Statements and related disclosures, we expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.
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
The following table presents the computation of basic and diluted net income (loss) per share attributable to our common stockholders:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Numerator:
Net income (loss) attributable to Aviat Networks	$4,339	$(2,623)	$5,899	$1,791

Denominator:
Weighted-average shares outstanding, basic	5,381	5,344	5,382	5,331
Effect of potentially dilutive equivalent shares	196	—	252	301
Weighted-average shares outstanding, diluted	5,577	5,344	5,634	5,632

Net income (loss) per share of common stock outstanding:
Basic	$0.81	$(0.49)	$1.10	$0.34
Diluted	$0.78	$(0.49)	$1.05	$0.32
The following table summarizes the weighted-average equity awards that were excluded from the diluted net income (loss) per share calculations since they were anti-dilutive:

	Three Months Ended		Nine Months Ended
(In thousands)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Stock options	394	343	375	333
Restricted stock units and performance stock units	52	437	39	—
Total shares of common stock excluded	446	780	414	333

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
Revenue from product sales is generated predominately from the sales of products manufactured by third-party manufacturers to whom we have outsourced our manufacturing processes. Printed circuit assemblies, mechanical housings, and packaged modules are manufactured by contract manufacturing partners, with periodic business reviews of material levels and obsolescence. Product assembly, product testing, complete system integration, and system testing may either be performed within our own facilities or at the locations of our third-party manufacturers.
Revenue from services includes certain installation, extended warranty, customer support, consulting, training, and education. Maintenance and support services are generally offered to our customers over a specified period of time and from sales and subsequent renewals of maintenance and support contracts. The services noted are recognized based on an over-time recognition model using the cost input method.
Revenues related to certain contracts for customized network solutions are recognized over time using the cost input method. In using this input method, we generally apply the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Recognition of profit on these contracts requires estimates of the total contract value, the total cost at completion, and the measurement of progress towards completion. Significant judgment is required when estimating total contract costs and progress to completion on the arrangements, as well as whether a loss is expected to be incurred on the contract. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are reflected in income in the period in which the circumstances that gave rise to the revision become known by the Company. We perform ongoing profitability analysis of our service contracts accounted for under this method in order to determine whether the latest estimates of revenues, costs, and profits require updating. If at any time these estimates indicate that the contract will be unprofitable, the entire estimated loss for the remainder of the contract is recorded immediately. We establish billing terms at the time project deliverables and milestones are agreed. Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled receivables on the unaudited Condensed Consolidated Balance Sheet.
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
ASC 606 Adoption
We recorded a net reduction to the opening balance of our accumulated deficit of $5.6 million as of June 30, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to our bill-and-hold and services revenue. Our revenue was $54.0 million and $179.6 million for the three and nine months ended March 29, 2019, respectively, under ASC 606, compared to $54.1 million and $167.0 million, respectively, under ASC 605. The details of the significant changes and quantitative impact of our adoption of ASC 606 are set out below:

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

•
Transfer of Control: Certain of our contracts include penalties, acceptance provisions, or other price variability that precluded revenue recognition under ASC 605 because of the requirement for amounts to be fixed or determinable. ASC 606 requires us to estimate and account for variable consideration as a reduction of the transaction price. Upon adoption of ASC 606, we recorded a cumulative effect adjustment to June 30, 2018 opening accumulated deficit of $0.6 million that will not be recognized as revenue, less related cost of revenues and income taxes, resulting in a net decrease to accumulated deficit of $0.4 million.

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
We elected ASC 606’s practical expedient to expense sales commissions as incurred when the amortization period of the related asset is one year or less. These costs are recorded as sales and marketing expense and included on the unaudited Condensed Consolidated Balance Sheet as accrued expenses until paid. Our amortization expense was not material for the three and nine months ended March 29, 2019.
Contract Balances, Performance Obligations, and Backlog
The following table provides information about receivables and liabilities from contracts with customers (in thousands):

	March 29, 2019	At Adoption on June 30, 2018
Contract Assets
Accounts receivable, net	$45,622	$45,571
Unbilled receivables	$28,474	$22,794
Capitalized commissions	$589	$656
Contract Liabilities
Advance payments and unearned revenue	$18,507	$12,700
Unearned revenue, long-term	$8,071	$7,295
Significant changes in the contract balances may arise as a result of recognition over time for services, transfer of control for equipment, and periodic payments (both in arrears and in advance).
From time to time, we may experience unforeseen events that could result in a change to the scope or price associated with an arrangement. We would update the transaction price and measure of progress for the performance obligation and recognize the change as a cumulative catch-up to revenue. Because of the nature and type of contracts we engage in, the timeframe to completion and satisfaction of current and future performance obligations can shift; however, this will have no impact on our future obligation to bill and collect.

As of March 29, 2019, we had $26.6 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 25% is expected to be recognized as revenue in the next three months of fiscal year 2019 and the remainder thereafter. During the three and nine months ended March 29, 2019, we recognized approximately $1.7 million and $7.1 million, respectively, in maintenance service revenue which was included in unearned revenue at June 29, 2018.
Our remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially satisfied, consisting of deferred revenue and backlog. Our backlog represents orders received from customers for future product shipments and services. Our backlog is subject to future events that could cause the amount or timing of the related revenue to change, and, in certain cases, may be canceled. Orders in backlog may be fulfilled several quarters following receipt or may relate to multi-year support service obligations.
Impacts on Financial Statements
The following tables summarize the impacts of adopting ASC 606 on the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 29, 2019 and our Consolidated Balance Sheet as of June 29, 2018 (in thousands):

	Three Months Ended March 29, 2019
	As Reported	Adjustments	Balances without Adoption of ASC 606
Income Statement
Revenues:
Revenue from product sales	$34,615	$304	$34,919
Revenue from services	19,422	(227)	19,195
Total revenues	$54,037	$77	$54,114
Cost of revenues:
Cost of product sales	$23,712	$334	$24,046
Cost of services	14,070	(354)	13,716
Total cost of revenues	$37,782	$(20)	$37,762

Selling and administrative expenses	$13,408	$(39)	$13,369

Net income	$4,339	$366	$4,705

	Nine Months Ended March 29, 2019
	As Reported	Adjustments	Balances without Adoption of ASC 606
Income Statement
Revenues:
Revenue from product sales	$115,696	$(10,215)	$105,481
Revenue from services	63,933	(2,370)	61,563
Total revenues	$179,629	$(12,585)	$167,044
Cost of revenues:
Cost of product sales	$76,670	$(5,394)	$71,276
Cost of services	46,289	(1,884)	44,405
Total cost of revenues	$122,959	$(7,278)	$115,681

Selling and administrative expenses	$41,405	$(74)	$41,331

Net income	$5,899	$(4,954)	$945
See Note 9, “Segment and Geographic Information” to the Notes to unaudited Condensed Consolidated Financial Statements for discussion on the impact of additional information, including disaggregated revenue disclosures.

	Balances as of June 29, 2018	Adjustments due to ASC 606	As Adjusted Balances as of June 30, 2018
Balance Sheet
Assets
Accounts receivable, net	$43,068	$2,503	$45,571
Unbilled receivables	$14,167	$8,627	$22,794
Inventories	$21,290	$(11,516)	$9,774
Other current assets	$6,006	$476	$6,482
Deferred income taxes	$5,600	$(545)	$5,055
Other assets	$9,816	$180	$9,996

Liabilities
Advance payments and unearned revenue	$19,300	$(6,600)	$12,700
Unearned revenue - long term	$6,593	$702	$7,295

Equity
Accumulated deficit	$(746,359)	$5,623	$(740,736)

The effects of the adoption of the new revenue recognition guidance on our March 29, 2019 unaudited Condensed Consolidated Balance Sheet were as follows:

	As of March 29, 2019
	As Reported	Adjustments due to ASC 606	Balances without adoption of ASC 606
Balance Sheet
Assets
Accounts receivable, net	$45,622	$(7,473)	$38,149
Unbilled receivables	$28,474	$(15,943)	$12,531
Inventories	$10,309	$18,530	$28,839
Other current assets	$4,664	$(340)	$4,324
Deferred income taxes	$12,185	$545	$12,730
Other assets	$12,098	$(299)	$11,799

Liabilities
Accrued expenses	$22,234	$(369)	$21,865
Advance payments and unearned revenue	$18,507	$7,023	$25,530
Unearned revenue - long term	$8,071	$(1,021)	$7,050
Reserve for uncertain tax positions	$3,654	$(37)	$3,617

Equity
Accumulated deficit	$(734,837)	$(10,576)	$(745,413)

Note 4. Balance Sheet Components
Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of our cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that reconciles to the corresponding amount in the Condensed Consolidated Statement of Cash Flows:

(In thousands)	March 29, 2019	June 29, 2018
Cash and cash equivalents	$36,053	$37,425
Restricted cash	—	3
Restricted cash included in other assets	262	336
Total cash, cash equivalents, and restricted cash in the Statement of Cash Flows	$36,315	$37,764
Accounts Receivable, net
Our net accounts receivable are summarized below:

(In thousands)	March 29, 2019	June 29, 2018
Accounts receivable	$47,644	$44,656
Less: Allowances for collection losses	(2,022)	(1,588)
Total accounts receivable, net	$45,622	$43,068

Inventories
Our inventories are summarized below:

(In thousands)	March 29, 2019	June 29, 2018
Finished products	$6,649	$15,496
Work in process	—	3,246
Raw materials and supplies	3,660	2,548
Total inventories	$10,309	$21,290
Deferred cost of revenue included within finished goods	$—	$3,667
Consigned inventories included within raw materials and supplies	$1,641	$1,492
We record recovery or charges to adjust our inventory and customer service inventory due to excess and obsolete inventory resulting from lower sales forecast, product transitioning, or discontinuance. During the three and nine months ended March 29, 2019, we recorded a net recovery of $64,000 and $311,000, respectively, in each case related to previously reserved inventory due to sell through. Such recovery or charges during the three and nine months ended March 29, 2019 and March 30, 2018 were classified in cost of product sales as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Excess and obsolete inventory (recovery) charges	$(64)	$(138)	$(311)	$(280)
Customer service inventory write-downs	313	309	715	656
Total inventory (recovery) charges	$249	$171	$404	$376
Property, Plant and Equipment, net
Our property, plant and equipment, net are summarized below:

(In thousands)	March 29, 2019	June 29, 2018
Land	$710	$710
Buildings and leasehold improvements	11,663	11,597
Software	17,439	15,498
Machinery and equipment	48,339	48,076
Total property, plant and equipment, gross	78,151	75,881
Less: Accumulated depreciation and amortization	(61,302)	(58,702)
Total property, plant and equipment, net	$16,849	$17,179
Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Depreciation and amortization	$1,024	$1,391	$3,408	$3,981

Accrued Expenses
Our accrued expenses are summarized below:

(In thousands)	March 29, 2019	June 29, 2018
Accrued compensation and benefits	$7,319	$8,574
Accrued agent commissions	2,288	1,774
Accrued warranties	3,434	3,196
Other	9,193	12,320
Total accrued expenses	$22,234	$25,864
Accrued Warranties
We accrue for the estimated cost to repair or replace products under warranty. Changes in our warranty liability, which is included as a component of accrued expenses in the unaudited Condensed Consolidated Balance Sheets were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Balance as of the beginning of the period	$3,416	$3,168	$3,196	$3,056
Warranty provision recorded during the period	466	589	1,632	1,817
Consumption during the period	(448)	(585)	(1,394)	(1,701)
Balance as of the end of the period	$3,434	$3,172	$3,434	$3,172
Advance Payments and Unearned Revenue
Our advance payments and unearned revenue are summarized below:

(In thousands)	March 29, 2019	June 29, 2018
Advance payments	$1,836	$7,151
Unearned revenue	16,671	12,149
Total advance payments and unearned revenue	$18,507	$19,300
Excluded from the balances above are $8.1 million and $6.6 million in long-term unearned revenue as of March 29, 2019 and June 29, 2018, respectively.
Note 5. Fair Value Measurements of Assets and Liabilities
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market in the absence of a principal market) for the asset or liability in an orderly transaction between market participants as of the measurement date. We maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value and establish a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2 — Observable market-based inputs or observable inputs that are corroborated by market data; and

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts, estimated fair values, and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of March 29, 2019 and June 29, 2018 were as follows:

	March 29, 2019		June 29, 2018		Valuation Inputs
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents:
Money market funds	$17,443	$17,443	$13,871	$13,871	Level 1
Bank certificates of deposit	$2,063	$2,063	$1,645	$1,645	Level 2
Other current assets:
Foreign exchange forward contracts	$—	$—	$—	$—	Level 2
Liabilities:
Other accrued expenses:
Foreign exchange forward contracts	$15	$15	$158	$158	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items mainly are money market funds. As of March 29, 2019 and June 29, 2018, these money market funds were valued at $1.00 net asset value per share.
We classify items in Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes, or alternative pricing sources are available with reasonable levels of price transparency. Our bank certificates of deposit and foreign exchange forward contracts are classified within Level 2. Foreign currency forward contracts are measured at fair value using observable foreign currency exchange rates. The changes in fair value related to our foreign currency forward contracts were recorded in cost of revenues on our unaudited Condensed Consolidated Statements of Operations.
As of March 29, 2019 and June 29, 2018, we did not have any recurring assets or liabilities that were valued using significant unobservable inputs.
Our policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first nine months of fiscal 2019 and 2018, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.

Note 6. Credit Facility and Debt
On June 29, 2018, we entered into a Third Amended and Restated Loan Agreement with Silicon Valley Bank (the SVB Credit Facility). The SVB Credit Facility expires on June 29, 2019. The SVB Credit Facility provides for a $30.0 million accounts receivable formula-based revolving credit facility that can be borrowed by our U.S. company, with a $30.0 million sublimit that can be borrowed by our Singapore subsidiary. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of the borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the SVB Credit Facility can also be utilized to issue letters of credit with a $12.0 million sublimit. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of March 29, 2019, available credit under the SVB Credit Facility was $9.8 million, reflecting the calculated borrowing base of $19.7 million less existing borrowings of $9.0 million and outstanding letters of credit of $0.9 million.
The SVB Credit Facility carries an interest rate computed, at our option, based on either (i) at the prime rate reported in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio; or (ii) if we satisfy a minimum adjusted quick ratio, a LIBOR rate determined in accordance with the SVB Credit Facility, plus a spread of 2.75%. Any outstanding Singapore subsidiary borrowed loans shall bear interest at an additional 2.00% above the applicable prime or LIBOR rate. During the first nine months of fiscal 2019, the weighted-average interest rate on our outstanding loan was 5.90%. As of March 29, 2019 and June 29, 2018, our outstanding debt balance under the SVB Credit Facility was $9.0 million, and the interest rate was 6.00% and 5.50%, respectively.

The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with Silicon Valley Bank may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 5% above the applicable interest rate. As of March 29, 2019, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility. The $9.0 million borrowing was classified as a current liability as of March 29, 2019 and June 29, 2018, and repaid in April 2019 and July 2018, respectively.
On September 28, 2018, we entered into Amendment No. 1 (the Amendment) to the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Among other things, the Amendment provides for the definition of Quick Assets set forth in the Agreement to be modified to include up to the lesser of (a) 50% of unbilled accounts receivable or (b) $7.0 million.
In addition, we have a short-term line of credit for up to $0.4 million from a bank in New Zealand to support the operations of our subsidiary located there. This line of credit provides for up to $0.3 million in short-term advances at various interest rates, all of which was available as of March 29, 2019 and June 29, 2018. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of March 29, 2019. This line of credit may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.
Note 7. Restructuring Activities
The following table summarizes our restructuring-related activities during the nine months ended March 29, 2019:

	Severance and Benefits				Facilities and Other	Total
(In thousands)	Fiscal 2018-2019 Plan	Fiscal 2016-2017 Plan	Fiscal 2015-2016 Plan	Fiscal 2013-2014 Plan	Fiscal 2015-2016 Plan
Accrual balance, June 29, 2018	$1,532	$14	$36	$64	$266	$1,912
Charges, net	796	—	—	—	—	796
Cash payments	(227)	(12)	(36)	—	(23)	(298)
Foreign exchange impact	—	—	—	—	2	2
Accrual balance, September 28, 2018	2,101	2	—	64	245	2,412
Cash payments	(242)	—	—	—	—	(242)
Foreign exchange impact	—	—	—	—	(6)	(6)
Accrual balance, December 28, 2018	1,859	2	—	64	239	2,164
Cash payments	(360)	—	—	—	—	(360)
Foreign exchange impact	—	—	—	—	(3)	(3)
Accrual balance, March 30, 2019	$1,499	$2	$—	$64	$236	$1,801
As of March 29, 2019, $1.5 million of the accrual balance was in short-term restructuring liabilities while $0.3 million was included in other long-term liabilities on the unaudited Condensed Consolidated Balance Sheets.
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
The following table summarizes the repurchases of our common stock:

	Three Months Ended	Nine Months Ended
(In thousands, except share amounts)	March 29, 2019	March 29, 2019
Number of shares repurchased	30,961	122,546
Aggregate purchase price, including commissions	$434	$1,873

All repurchased shares were retired. As of March 29, 2019, $5.6 million remained available under our stock repurchase program.

Stock Incentive Programs
As of March 29, 2019, we had two stock incentive plans (both Plans) for our employees and nonemployee directors, the 2018 Incentive Plan and the 2007 Stock Equity Plan, as amended and restated effective November 13, 2015. The 2018 Incentive Plan was approved by the stockholders during the fiscal year 2017 Annual Stockholders’ Meeting and it added 500,000 shares to the equity pool of shares available to grant to employees. During the three months ended December 28, 2018, we granted 15,584 restricted stock units. During the three months ended September 28, 2018, we granted 78,236 performance restricted stock units and 156,466 options to purchase shares of our common stock.
Total compensation expense for share-based awards included in our unaudited Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
By Expense Category:
Cost of revenues	$44	$53	$144	$152
Research and development	42	36	123	114
Selling and administrative	372	446	1,129	1,423
Total share-based compensation expense	$458	$535	$1,396	$1,689
By Types of Award:
Options	$116	$36	$271	$104
Restricted and performance stock awards and units	342	499	1,125	1,585
Total share-based compensation expense	$458	$535	$1,396	$1,689
As of March 29, 2019, there was approximately $1.1 million of total unrecognized compensation expense related to nonvested stock options granted under both Plans. This expense is expected to be recognized over a weighted-average period of 2.44 years. As of March 29, 2019, there was $1.3 million of total unrecognized compensation expense related to nonvested stock awards and units granted under both Plans. This expense is expected to be recognized over a weighted-average period of 0.99 year.
Note 9. Segment and Geographic Information
We operate in one reportable business segment: the design, manufacturing, and sale of a range of wireless networking products, solutions, and services. We conduct business globally, and our sales and support activities are managed on a geographic basis. Our Chief Executive Officer is our Chief Operating Decision Maker.

We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for the three and nine months ended March 29, 2019 and March 30, 2018 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
North America (1)	$28,581	$31,756	$93,660	$99,743
Africa and the Middle East (1)	11,079	17,623	39,058	43,767
Europe and Russia (1)	3,326	3,638	10,271	11,898
Latin America and Asia Pacific (1)	11,051	9,076	36,640	24,590
Total revenue	$54,037	$62,093	$179,629	$179,998
(1) Prior-period amounts have not been adjusted under the modified retrospective method for the adoption of ASC 606.
During the three months ended March 29, 2019, Mobile Telephone Networks Group (MTN Group) and Globe Telecom, Inc. (Globe) accounted for 13% and 12%, respectively, of our total revenue. During the nine months ended March 29, 2019, MTN Group accounted for 12% of our total revenue. During the three and nine months ended March 30, 2018, MTN Group accounted for 17% and 14%, respectively, of our total revenue. As of March 29, 2019, MTN Group and Globe also accounted for 27% and 10%, respectively, of our accounts receivable. As of June 29, 2018, MTN Group accounted for 13% of our accounts receivable. No other customers accounted for more than 10% of our revenue or accounts receivable for the periods presented. We have entered into separate and distinct contracts with Globe and MTN Group, as well as separate arrangements with their various subsidiaries. The loss of all business from Globe and MTN Group, or any other significant customers, could adversely affect our unaudited Condensed Consolidated Financial Statements.
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
The determination of our income taxes for the nine months ended March 29, 2019 and March 30, 2018 was based on our estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. Our tax benefit for the three and nine months ended March 29, 2019 was primarily due to the release of certain U.S. federal, state, and foreign valuation allowances. The tax benefit for the nine months ended March 30, 2018 was primarily attributable to the foreign tax refunds received from the Inland Revenue Authority of Singapore (IRAS) of $1.3 million and the release of a valuation allowance related to the refundable AMT credit of $3.3 million, as provided under the U.S. Tax Cuts and Jobs Act of 2017 (Tax Act), offset by tax expense related to profitable subsidiaries.
Realization of deferred tax assets is dependent upon future earnings in applicable tax jurisdictions. In the past, due to our U.S. operating losses in previous years and continuing U.S. earnings volatility which did not allow sustainable profitability, we had established and maintained a full valuation allowance for our U.S. deferred tax assets. While there has been a trend of positive evidence that has been strengthening in recent years, it was not sufficiently persuasive to outweigh the negative evidence in future periods. During the third quarter of fiscal 2019, we are anticipating our third consecutive profitable year from a U.S. pre-tax book income perspective. Accordingly, during the period, we determined that it is more likely than not that we will realize a portion of our U.S. deferred tax assets, primarily relating to certain net operating loss carryforwards and current temporary differences. The positive evidence as of March 29, 2019, which outweighed the negative evidence to release a portion of the valuation allowance, included our fiscal 2019 and three-year cumulative U.S. profitability driven by continued demand for our products in North America that have historically resulted in higher margins than international sales, reductions in operating expenses resulting from our previous restructurings, and our forecasted U.S. operating profits in future periods. The negative evidence primarily relates to certain net operating loss carryforwards and credits that are expected to expire prior to utilization. We believe that our positive evidence is strong. The improved financial performance as it relates to U.S. profitability in recent years is an objectively verifiable piece of positive evidence and is the result of a number of factors which have been present to a greater or lesser extent in prior years but have only recently gathered sufficient weight to deliver objectively verifiable, consistent U.S. pre-tax book profits. In performing our analysis, we used the most updated plans and estimates that we currently use to manage the underlying business and calculated the utilization of our deferred tax assets. Accordingly, during the third quarter of fiscal 2019, we released $7.1 million of valuation allowance as a discrete item on certain deferred tax assets. The remaining valuation allowance relates to deferred tax assets, for which we believe it is not more likely than not to be realized in future periods. Our valuation allowance decreased from the prior year by approximately $7.1 million.
Realization of our deferred tax assets is dependent on generating sufficient pre-tax book income in future periods. Although we believe it is more likely than not that future income will be sufficient to allow us to recover the value of a portion of our U.S. deferred tax assets, realization is not assured and future events could cause us to change our judgment. If future events cause us to conclude that it is not more likely than not that we will be able to recover more or less of the current anticipated portion of deferred tax assets, we would be required to either decrease or increase the valuation allowance on our deferred tax assets at that time, which would result in a charge to income tax expense (benefit) and a material increase or decrease in net income in the period in which we change our judgment.
We entered into a tax sharing agreement with Harris Corporation (Harris) effective on January 26, 2007, the acquisition date of Stratex. The tax sharing agreement addresses, among other things, the settlement process associated with pre-merger tax liabilities and tax attributes that were attributable to the Microwave Communication Division when it was a division of Harris. There have been no settlement payments recorded since the acquisition date.
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
We have a number of open income tax audits covering various tax years, which vary from jurisdiction to jurisdiction. Our major tax jurisdictions where audits are pending include Singapore, Nigeria, and Saudi Arabia. The earliest years that are open and subject to potential audits are as follows: U.S. - 2003; Singapore - 2011; Nigeria - 2006: Saudi Arabia - 2010, and Ivory Coast - 2016.
We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign and state income taxes. Such interest expense was not material for the three and nine months ended March 29, 2019 and March 30, 2018.
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
For tax years beginning after December 31, 2017, the Tax Act introduced new provisions of U.S. taxation of certain Global Intangible Low-Taxed Income (GILTI). As of March 29, 2019, we have not yet determined our policy election with respect to whether to record deferred taxes for temporary basis differences expected to reverse as GILTI in future periods, or account for taxes on GILTI using the period cost method. However, we do not expect to generate a GILTI inclusion due to a forecasted overall net loss for our foreign subsidiaries.

Note 11. Commitments and Contingencies
Operating Lease Commitments
We lease office and manufacturing facilities under non-cancelable operating leases expiring at various dates through 2028. We lease approximately 19,000 square feet of office space in Milpitas, California, as our corporate headquarters.
As of March 29, 2019, our future minimum lease payments under all non-cancelable operating leases with an initial lease term in excess of one year were as follows:

Fiscal Years	Amounts
(In thousands)
2019 (one quarter remaining)	$533
2020	1,742
2021	1,205
2022	451
2023	242
Thereafter	2,334
Total	$6,507
These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives, or unusual provisions or conditions. We sublease a portion of our facilities to third parties, and the total minimum rents to be received in the future under our non-cancelable subleases were $0.1 million as of March 29, 2019. The future minimum lease payments are not reduced by the minimum sublease rents.
Rent expense for operating leases, including rentals on a month-to-month basis, was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Rent expense	$901	$906	$2,822	$2,804
Purchase Orders and Other Commitments
From time to time in the normal course of business, we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf, in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of March 29, 2019, we had outstanding purchase obligations with our suppliers or contract manufacturers of $18.5 million. In addition, we had contractual obligations of approximately $1.4 million associated with software licenses as of March 29, 2019.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies, or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations, and similar transactions, or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of March 29, 2019, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements, and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of March 29, 2019, we had commercial commitments of $59.0 million outstanding that were not recorded on our unaudited Condensed Consolidated Balance Sheets. We do not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on the performance guarantees in the future.

Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our products infringe the intellectual property rights of a third party. As of March 29, 2019, we have not received any notice that any customer is subject to an infringement claim arising from the use of our products; we have not received any request to defend any customers from infringement claims arising from the use of our products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of March 29, 2019, we had not recorded any liabilities related to these indemnifications.
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
Contingent Liabilities
We record a loss contingency as a charge to operations when (i) it is probable that an asset has been impaired or a liability has been incurred at the date of the unaudited Condensed Consolidated Financial Statements; and (ii) the amount of the loss can be reasonably estimated. Disclosure in the Notes to the unaudited Condensed Consolidated Financial Statements is required for loss contingencies that do not meet both those conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. We expense all legal costs incurred to resolve regulatory, legal, and tax matters as incurred.
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
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including statements of, about, concerning or regarding: our plans, strategies and objectives for future operations, including with respect to growing our business and sustaining profitability; our restructuring efforts; our research and development efforts and new product releases and services; trends in revenue; drivers of our business and the markets in which we operate; future economic conditions, performance or outlook, and changes in our industry and the markets we serve; the outcome of contingencies; the value of our contract awards; beliefs or expectations; the sufficiency of our cash and our capital needs and expenditures; our intellectual property protection; our compliance with regulatory requirements and the associated expenses; expectations regarding litigation; our intention not to pay cash dividends; seasonality of our business; the impact of foreign exchange and inflation; taxes; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by the use of forward-looking terminology, such as “anticipates,” “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “strategy,” “projects,” “targets,” “goals,” “seeing,” “delivering,” “continues,” “forecasts,” “future,” “predict,” “might,” “could,” “potential,” or the negative of these terms, and similar words or expressions.
These forward-looking statements are based on estimates reflecting the current beliefs of the senior management of the Company. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to, the following:

•	continued price and margin erosion as a result of increased competition in the microwave transmission industry;

•	the impact of the volume, timing, and customer, product, and geographic mix of our product orders;

•	our ability to meet financial covenant requirements which could impact, among other things, our liquidity;

•	the timing of our receipt of payment for products or services from our customers;

•	our ability to meet projected new product development dates or anticipated cost reductions of new products;

•	our suppliers’ inability to perform and deliver on time as a result of their financial condition, component shortages, or other supply chain constraints;

•	customer acceptance of new products;

•	the ability of our subcontractors to timely perform;

•	continued weakness in the global economy affecting customer spending;

•	retention of our key personnel;

•	our ability to manage and maintain key customer relationships;

•	uncertain economic conditions in the telecommunications sector combined with operator and supplier consolidation;

•	our failure to protect our intellectual property rights or defend against intellectual property infringement claims by others;

•	the results of our restructuring efforts;

•	the ability to preserve and use our net operating loss carryforwards;

•	the effects of currency and interest rate risks;

•	the conduct of unethical business practices in developing countries; and

•	the impact of political turmoil in countries where we have significant business.
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
We generate revenue by designing, developing, manufacturing, and supporting a range of wireless networking products, solutions, and services for mobile and fixed communications service providers, private network operators, government agencies, transportation, energy and utility companies, public safety agencies, and broadcast network operators across the world. Our products include point-to-point microwave and millimeter-wave radio transmission systems designed for first/last mile access, middle mile/backhaul, and long-distance trunking applications. We have a portfolio of our own internet protocol routers optimized for both wireless transport and mixed optical fiber and wireless transport applications. We provide network management software tools and applications to enable the deployment, monitoring, and management of our systems. Beyond the portfolio of solutions developed in-house we source, qualify, supply, and support third-party equipment such as antennas, routers, optical transmission equipment, and other technology and equipment necessary to build and deploy a complete telecommunications transmission network. We also provide a full suite of professional services for planning, deployment, operations, and maintenance of our customers’ networks.
We have made significant progress in expanding our solutions portfolio, increasing addressable markets and applications, along with the gains we have already made in expanding our customer footprint. As we continue to execute on our technology roadmap, we are engaging more deeply with customers on the evolution of use cases and applications as 5th Generation mobile and broadband networks edge closer to implementation and begin to factor more strongly in the vendor selection process. We are confident in our ability to address future 5G market needs. We will continue to examine our products, markets, facilities, development programs, and operational flows to ensure we are focused on what we do well and what will differentiate us in the future. We will continue working to streamline management processes to attain the efficiency levels required by the markets in which we do business.
The trend of increasing demand for bandwidth is well established and set to continue across all geographic and vertical markets creating opportunities for network enhancements, expansions, and modernizations.
We expect to provide increased managed services to our customers, including but not limited to network design, network monitoring, optimization, asset tracking, inventory management, final configuration, and warehousing services.
We work continuously to improve our established brands and to create new products that meet our customers’ evolving needs and preferences. Our fundamental business goal is to generate superior returns for our stockholders over the long term. We believe that increases in revenue, operating profits, and earnings per share are the key measures of financial performance for our business.
Within the industry there continues to be strong price competition for new business. Periodic large service provider customer consolidations can increase opportunity or intensify competition from time to time or may increase the uncertainty in the timing of purchases and vendor selections.
We continue to explore strategic alternatives to improve the market position and profitability of our product offerings in the marketplace, generate additional liquidity, and enhance our valuation. We may pursue our goals through organic growth and through strategic alternatives. Some of these alternatives have included, and could continue to include, selective acquisitions, divestitures, and the sale of assets or securities. We have provided, and may from time to time in the future provide, information to interested parties regarding our business and operations in connection with various potential transactions.
Operations Review
The market for mobile backhaul continues to be our primary addressable market segment and, over the long term, the demand for increasing the backhaul capacity in our customers’ networks continues to grow. In North America, we supported long-term evolution (LTE) deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of some large 3G deployments, and the emergence of early-stage LTE deployments. Our international business continues to be affected by fluctuations in currency valuation relative to the U.S. dollar, which may limit local purchasing power and capital spending, slow the payments from customers in those affected locations, and cause variations in our overall operating costs. Our position continues to be to support our customers for LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. We continue to find that our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. However, as disclosed above and in the “Risk Factors” section in Item 1A of our fiscal 2018 Annual Report on Form 10-K, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we service.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe and Russia, and (3) Latin America and Asia Pacific. Revenue by region for the three and nine months ended March 29, 2019 and March 30, 2018 and the related changes were as follows:

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 29, 2019	March 30, 2018	$ Change	% Change	March 29, 2019	March 30, 2018	$ Change	% Change
North America	$28,581	$31,756	$(3,175)	(10.0)%	$93,660	$99,743	$(6,083)	(6.1)%
Africa and the Middle East	11,079	17,623	(6,544)	(37.1)%	39,058	43,767	(4,709)	(10.8)%
Europe and Russia	3,326	3,638	(312)	(8.6)%	10,271	11,898	(1,627)	(13.7)%
Latin America and Asia Pacific	11,051	9,076	1,975	21.8%	36,640	24,590	12,050	49.0%
Total revenue	$54,037	$62,093	$(8,056)	(13.0)%	$179,629	$179,998	$(369)	(0.2)%
During the third quarter and first nine months of fiscal 2019, we recognized revenue based on ASC 606 but revenue for the third quarter and first nine months of fiscal 2018 was recognized based on ASC 605. Therefore, the periods are not directly comparable. For additional information regarding the impact of the new accounting standard on our revenue, please refer to “Note 3, Revenue Recognition” of the Notes to unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Our revenue in North America decreased by $3.2 million, or 10.0%, during the third quarter of fiscal 2019 compared with the same period of fiscal 2018. Revenue in North America decreased by $6.1 million, or 6.1%, during the first nine months of fiscal 2019 compared with the same period of fiscal 2018. The decrease in North America revenue during the third quarter and first nine months of fiscal 2019 was due to the timing of customer projects and fewer orders from mobile operators.
Our revenue in Africa and the Middle East decreased by $6.5 million, or 37.1%, for the third quarter of fiscal 2019 compared with the same period of fiscal 2018. Revenue in Africa and the Middle East decreased by $4.7 million, or 10.8%, during the first nine months of fiscal 2019 compared with the same period of fiscal 2018. The decrease in revenue was primarily due to decreased sales to our large mobile operator customers in the region and completion of a large Middle East project in fiscal 2018 that was not repeated in fiscal 2019.
Revenue in Europe and Russia decreased by $0.3 million, or 8.6%, for the third quarter of fiscal 2019 compared with the same quarter of fiscal 2018. Revenue in Europe and Russia decreased by $1.6 million, or 13.7%, during the first nine months of fiscal 2019 compared with the same period of fiscal 2018. The decrease was due to lower sales to mobile and private network customers in the region.
Revenue in Latin America and Asia Pacific increased by $2.0 million, or 21.8%, during the third quarter of fiscal 2019 compared with the same period in fiscal 2018. Revenue in Latin America and Asia Pacific increased by $12.1 million, or 49.0%, during the first nine months of fiscal 2019 compared with the same period of fiscal 2018. The increase was primarily due to higher sales volume to several mobile operator customers in Asia Pacific.

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 29, 2019	March 30, 2018	$ Change	% Change	March 29, 2019	March 30, 2018	$ Change	% Change
Product sales	$34,615	$40,686	$(6,071)	(14.9)%	$115,696	$113,472	$2,224	2.0%
Services	19,422	21,407	(1,985)	(9.3)%	63,933	66,526	(2,593)	(3.9)%
Total revenue	$54,037	$62,093	$(8,056)	(13.0)%	$179,629	$179,998	$(369)	(0.2)%

Our revenue from product sales decreased by $6.1 million, or 14.9%, for the third quarter of fiscal 2019 compared with the same period in fiscal 2018. Product volume decreased over the same quarter in fiscal 2018 in all sectors, except for Asia Pacific. Our services revenue decreased by $2.0 million, or 9.3%, during the third quarter of fiscal 2019 compared with the same period of fiscal 2018. We experienced decreased sales in all sectors, except for Asia Pacific.
Our revenue from product sales increased by $2.2 million, or 2.0%, for the first nine months of fiscal 2019 compared with the same period in fiscal 2018. Product volume increased primarily with mobile operators in Asia Pacific by $12.5 million offsetting volume reductions of $10.3 million in the other sectors compared with fiscal 2018. Our services revenue decreased by $2.6 million, or 3.9%, during the first nine months of fiscal 2019 compared with the same period of fiscal 2018. Decreased sales in North America and Africa and the Middle East were offset in part by increased sales in other sectors.
Gross Margin

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 29, 2019	March 30, 2018	$ Change	% Change	March 29, 2019	March 30, 2018	$ Change	% Change
Revenue	$54,037	$62,093	$(8,056)	(13.0)%	$179,629	$179,998	$(369)	(0.2)%
Cost of revenue	37,782	43,961	(6,179)	(14.1)%	122,959	122,680	279	0.2%
Gross margin	$16,255	$18,132	$(1,877)	(10.4)%	$56,670	$57,318	$(648)	(1.1)%
% of revenue	30.1%	29.2%			31.5%	31.8%
Product margin %	31.5%	29.4%			33.7%	32.9%
Service margin %	27.6%	28.7%			27.6%	30.1%
Gross margin for the third quarter and first nine months of fiscal 2019 decreased by $1.9 million, or 10.4%, and $0.6 million, or 1.1%, respectively, compared with the same periods in fiscal 2018. Our gross margin decreased from the prior-year quarter, primarily due to reduced product and service sales volume offset in part by improvement in product margins and reduced supply chain costs. For the first nine months of fiscal 2019, gross margins decreased on less profitable services, offset in part by increased margin from product sales and decreased supply chain costs.
Gross margin as a percentage of revenue increased in the third quarter of fiscal 2019 compared with the same period in fiscal 2018, primarily due to improved profitability of product sales in the quarter and lower supply chain costs. Product margin as a percentage of product revenue improved in the third quarter of fiscal 2019 compared with the same period in fiscal 2018, primarily due to reduced supply chain costs and better margins on product sales. Service margin as a percentage of service revenue decreased in the third quarter of fiscal 2019 compared with the same period in fiscal 2018, primarily due to lower absorption of fixed costs and lower project margins.
Gross margin as a percentage of revenue decreased in the first nine months of fiscal 2019 compared with the same period in fiscal 2018, primarily due to lower margin rates for services. Product margin as a percentage of product revenue improved in the first nine months of fiscal 2019 compared with the same period in fiscal 2018, primarily due to lower supply chain costs. Service margin as a percentage of service revenue decreased in the first nine months of fiscal 2019 compared with the same period in fiscal 2018, primarily due to decreased margins in North America and Africa and the Middle East.

Research and Development Expenses

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 29, 2019	March 30, 2018	$ Change	% Change	March 29, 2019	March 30, 2018	$ Change	% Change
Research and development	$5,350	$4,754	$596	12.5%	$15,603	$14,696	$907	6.2%
% of revenue	9.9%	7.7%			8.7%	8.2%
Our research and development expenses increased by $0.6 million, or 12.5%, in the third quarter of fiscal 2019 compared with the same period in fiscal 2018. The increase was primarily due to increased product development activities.
Our research and development expenses increased by $0.9 million, or 6.2%, in the first nine months of fiscal 2019 compared with the same period in fiscal 2018. The increase was primarily due to the increased level of product development activity.

Selling and Administrative Expenses

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 29, 2019	March 30, 2018	$ Change	% Change	March 29, 2019	March 30, 2018	$ Change	% Change
Selling and administrative	$13,408	$14,745	$(1,337)	(9.1)%	$41,405	$42,571	$(1,166)	(2.7)%
% of revenue	24.8%	23.7%			23.1%	23.7%
Our selling and administrative expenses decreased by $1.3 million, or 9.1%, in the third quarter of fiscal 2019 compared with the same period in fiscal 2018. The decrease was primarily due to lower variable compensation.

Our selling and administrative expenses decreased by $1.2 million, or 2.7%, in the first nine months of fiscal 2019 compared with the same period in fiscal 2018. The decrease was primarily due to lower variable compensation.
Restructuring Charges

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 29, 2019	March 30, 2018	$ Change	% Change	March 29, 2019	March 30, 2018	$ Change	% Change
Restructuring (recovery) charges	$—	$(2)	$2	—%	$796	$(252)	$1,048	(415.9)%
Expenses incurred in the first nine months of fiscal 2019 were due to the implementation of the Fiscal 2018-2019 Plan. We expect to substantially complete the restructuring activities under the Fiscal 2018-2019 Plan by the end of fiscal 2019. Payments related to the accrued restructuring liability balance for this plan are expected to be fully paid by the end of fiscal 2020.
Interest Income, Interest Expense, and Other (Expense) Income, Net

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 29, 2019	March 30, 2018	$ Change	% Change	March 29, 2019	March 30, 2018	$ Change	% Change
Interest income	$73	$49	$24	49.0%	$167	$149	$18	12.1%
Interest expense	$(7)	$(5)	$(2)	40.0%	$(88)	$(24)	$(64)	266.7%
Other expense, net	$(1)	$(54)	$53	(98.1)%	$(1)	$(220)	$219	(99.5)%
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
Income Taxes

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 29, 2019	March 30, 2018	$ Change	% Change	March 29, 2019	March 30, 2018	$ Change	% Change
(Loss) income before income taxes	$(2,438)	$(1,375)	$(1,063)	77.3%	$(1,056)	$208	$(1,264)	(607.7)%
(Benefit from) provision for income taxes	$(6,777)	$1,015	$(7,792)	(767.7)%	$(6,955)	$(2,188)	$(4,767)	217.9%
We estimate our annual effective tax rate at the end of each quarterly period, and we record the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances.

The tax benefit for the nine months ended March 29, 2019 was primarily due to tax expense related to profitable subsidiaries, net against the release of valuation allowance due to the potential foreign tax refund to be received from the Department of Federal Revenue of Brazil and a partial release of valuation allowance related to U.S. deferred tax assets. During the first quarter of fiscal 2019, we recorded a net discrete tax benefit of $1.6 million for the release of valuation allowance on a deferred tax asset recorded for $1.9 million of refundable withholding tax credit to be received from the Department of Federal Revenue of Brazil, less tax expense of $0.3 million from recognizing an ASC 740-10 reserve previously recorded as a reduction against the deferred tax for the withholding tax credit. During the second quarter of fiscal 2019, we reduced the refundable withholding tax credit to $1.8 million, primarily due to foreign exchange differences, and recorded a discrete income tax expense of $0.1 million.
During the third quarter of fiscal 2019, we recorded a partial release of valuation allowance related to U.S. deferred tax assets based on sufficient positive objective evidence that we would generate sufficient future income in the U.S. to realize a portion of the deferred tax assets. The positive evidence as of March 29, 2019 included our fiscal 2019 and three-year cumulative U.S. profitability driven by continued demand for our products in North America that have historically resulted in higher margins than international sales, reductions in operating expenses resulting from our previous restructurings, and our forecasted U.S. operating profits in future periods. Realization of our deferred tax assets is primarily dependent upon future income in applicable tax jurisdictions. If our assumptions and consequently our estimates change in the future, our valuation allowances may be increased or decreased, resulting in a respective increase or decrease in income tax expense.
During the first quarter of fiscal 2018, we received a refund of $1.3 million from IRAS which represented a final settlement. The determination of the effective tax rate reflects tax expense and benefit generated in certain jurisdictions. However, jurisdictions with a year-to-date loss where no tax benefit can be recognized are excluded from the annual effective tax rate. During the second quarter of fiscal 2018, we recorded the release of a valuation allowance related to the refundable AMT credit of $3.3 million, as provided under the Tax Act, as a discrete benefit, and included in other assets as a long-term receivable on the unaudited Condensed Consolidated Balance Sheet in this Quarterly Report on Form 10-Q. Under the Tax Act, any carryforward AMT tax credits can be refunded if not fully utilized by fiscal year 2022. We expect to receive the refund of this tax benefit starting in our fiscal year 2020.

Liquidity, Capital Resources, and Financial Strategies
Sources of Cash
As of March 29, 2019, our total cash, cash equivalents, and restricted cash were $36.1 million. Approximately $17.5 million, or 48.5%, was held in the United States. The remaining balance of $18.6 million, or 51.5%, was held outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries at March 29, 2019, $17.3 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to U.S. taxes which would be nominal.
Cash provided by operating activities was $5.3 million for the first nine months of fiscal 2019, compared to cash provided by operating activities of $7.3 million for the first nine months of fiscal 2018. Cash used in or provided by operating activities is presented as net income adjusted for non-cash items and changes in operating assets and liabilities. Net contribution of non-cash items decreased cash by $5.2 million and net changes in operating assets and liabilities decreased cash by $0.2 million for the first nine months of fiscal 2019 as compared to the same period in fiscal 2018.
The $5.2 million decrease in the net contribution of non-cash items was primarily due to a $4.0 million net decrease in deferred tax expense, a $0.6 million decrease in depreciation and amortization, a $0.3 million recovery for uncollectible receivables, and a $0.3 million decrease in share-based compensation expense.
Changes in operating assets and liabilities resulted in a net decrease of $0.2 million to cash for the first nine months of fiscal 2019, compared to the same period in 2018. Accounts receivable and unbilled costs fluctuate from period to period, depending on the amount, timing of sales and billing activities, as well as cash collections and the impact from the adoption of ASC 606. The fluctuations in accounts payable and accrued expenses were primarily due to the timing of liabilities incurred and vendor payments. The change in inventories and in customer service inventories were primarily due to demand, our focus on improving our inventory management, and the impact from the adoption of ASC 606. The increase in customer advance payments and unearned revenue was due to the timing of payment from customers and revenue recognition. We used $0.9 million in cash during the first nine months of fiscal 2019 on expenses related to restructuring liabilities.

Cash used in investing activities was $4.1 million and $5.0 million for the first nine months of fiscal 2019 and 2018, respectively, related to the acquisition of property, plant and equipment. During the remainder of fiscal year 2019, we expect to spend approximately $1.0 million for capital expenditures, primarily on equipment for development and manufacturing of new products and to support customer managed services.
Cash used in financing activities was $2.4 million for the first nine months of fiscal 2019, primarily related to the repurchase of common stock.
As of March 29, 2019, our principal sources of liquidity consisted of $36.1 million in cash, cash equivalents, and short-term investments; $9.8 million of available credit under our $30.0 million SVB Credit Facility, which expires on June 29, 2019; and future collections of receivables from customers. We regularly require letters of credit from some customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically, our primary sources of liquidity have been cash flows from operations and credit facilities.
We believe that our existing cash and cash equivalents, the available line of credit under the SVB Credit Facility, and future cash collections from customers will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for at least the next 12 months. Our SVB Credit Facility expires on June 29, 2019. In addition, there can be no assurance that our business will generate cash flow from operations, we will be in compliance with the quarterly financial covenants contained in the SVB Credit Facility, or that we will have a sufficient borrowing base under such facility, or that anticipated operational improvements will be achieved. If we are not in compliance with the financial covenants or do not have sufficient eligible accounts receivable to support our borrowing base, the availability of our credit facility is not certain or may be diminished. Over the longer term, if we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations that may arise in the future, we may be required to sell assets, reduce capital expenditures, or obtain financing. If we need to obtain additional financing, we cannot be assured that it will be available on favorable terms, or at all. Our ability to make scheduled principal payments or pay interest on or refinance any future indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the microwave communications market and to general economic, political, financial, competitive, legislative, and regulatory factors beyond our control.
As of March 29, 2019, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility. The $9.0 million borrowing was classified as a current liability as of March 29, 2019 and June 29, 2018 and repaid in April 2019 and July 2018, respectively.
In addition, we have an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our subsidiary located there. This line of credit provides for $0.3 million in short-term advances at various interest rates, all of which was available as of March 29, 2019 and June 29, 2018. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of March 29, 2019. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.
Restructuring Payments
We had liabilities for restructuring activities totaling $1.8 million as of March 29, 2019, $1.5 million of which was classified as current liabilities and expected to be paid out in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.
Contractual Obligations and Commercial Commitments
The amounts disclosed in our fiscal 2018 Annual Report on Form 10-K filed with the SEC on August 28, 2018 include our commercial commitments and contractual obligations. During the first nine months of fiscal 2019, no material changes occurred in our contractual obligations to purchase goods and services and to make payments under operating leases or our contingent liabilities on outstanding letters of credit, guarantees, and other arrangements as disclosed in our fiscal 2018 Annual Report on Form 10-K. As of March 29, 2019, we had commercial commitments of $59.0 million outstanding that were not recorded on our unaudited Condensed Consolidated Balance Sheets. This is an increase of $7.5 million from the amount disclosed in our fiscal 2018 Annual Report on Form 10-K. Please refer to “Note 11 Commitments and Contingencies” of the Notes to unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.
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
As of March 29, 2019, we had foreign currency forward contracts outstanding with a total notional amount of $3.5 million consisting of three currencies as follows:

Currency	Notional Contract Amount (Local Currency)	Notional Contract Amount (USD)
	(In thousands)
Canadian dollar	500	$373
Euro	1,584	1,792
Great Britain pound	1,000	1,315
Total of all currency forward contracts		$3,480
Net foreign exchange income (loss), net recorded in our unaudited Condensed Consolidated Statements of Operations during the three and nine months of fiscal 2019 and 2018 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Amount included in costs of revenues	$22	$58	$193	$(40)
Amount included in other expense	—	(51)	—	(188)
Total foreign exchange income (loss), net	$22	$7	$193	$(228)
A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of March 29, 2019 would have an impact of approximately $0.3 million on the fair value of such instruments.

Certain of our international business are transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars for the first nine months of fiscal 2019 was $0.4 million and was included as a component of stockholders’ equity. As of March 29, 2019 and June 29, 2018, the cumulative translation adjustment decreased our equity by $13.0 million and $12.6 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our credit facility.
Exposure on Cash Equivalents
We had $36.1 million in total cash and cash equivalents as of March 29, 2019. Cash equivalents totaled $19.5 million as of March 29, 2019 and were comprised of money market funds and bank certificates of deposit. Cash equivalents investments have been recorded at fair value on our balance sheet.
Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. The weighted-average days to maturity for cash equivalents held as of March 29, 2019 was 37 days, and these investments had an average yield of approximately 8% per annum. A 10% change in interest rates on our cash equivalents is not expected to have a material impact on our financial position, results of operations, or cash flows.
Exposure on Borrowings
Our borrowings outstanding under the SVB Credit Facility incurred interest at the prime rate plus a spread of 0.50% to 1.50% with such spread determined based on our adjusted quick ratio. During the first nine months of fiscal 2019, our weighted-average interest rate was 5.90%, and the interest expense on these borrowings was insignificant.
A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations, or cash flows since interest on our borrowings is not material to our overall financial position.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with participation of our Chief Executive Officer (CEO) and Principal Financial Officer (PFO), as of the end of the period covered by this report, our CEO and PFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 29, 2019, are effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our CEO and PFO, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting
In the first quarter of fiscal 2019, we implemented certain internal controls over financial reporting in connection with our adoption of ASC 606. There were no other changes in our internal control over financial reporting during the first nine months ended March 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of stock repurchases for the three months ended March 29, 2019:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Program (1) (in thousands)
December 29, 2018 through January 25, 2019	24,875	$13.98	24,875	$5,705
January 26, 2019 through February 22, 2019	6,086	$14.14	6,086	$5,619
February 23, 2019 through March 29, 2019	—	$—	—	$5,619
Total	30,961

(1) Stock Repurchase Programs
In May 2018, our board of directors approved a repurchase program, which does not have an expiration date, for the repurchase of up to $7.5 million of our common stock. During the three months ended March 29, 2019, we repurchased $0.4 million of our common stock in the open market. As of March 29, 2019, $5.6 million remained available under our stock repurchase program.
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
Date: May 13, 2019

By:	/s/ Walter Stanley Gallagher, Jr.
Walter Stanley Gallagher, Jr. Senior Vice President, Chief Operating Officer (Principal financial officer and duly authorized officer)

By:	/s/ Eric Chang
Eric Chang Vice President, Corporate Controller and Principal Accounting Officer (Principal accounting officer and duly authorized officer)