Form 10-K
period 2019-06-28
AVIAT NETWORKS, INC.
filed 2019-08-27
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2019 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33278
______________________________
AVIAT NETWORKS, INC.
(Exact name of registrant as specified in its charter)
______________________________

Delaware		20-5961564
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
860 N. McCarthy Blvd., Suite 200, Milpitas, California		95035
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (408) 941-7100 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	AVNW	NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
_____________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of December 28, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $46.0 million. For purposes of this calculation, the registrant has assumed that its directors, executive officers and holders of 5% or more of the outstanding common stock are affiliates.
As of July 31, 2019, there was 5,364,851 shares of the registrant’s common stock outstanding.
_________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended June 28, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AVIAT NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 28, 2019

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
Our principal executive offices are located at 860 North McCarthy Boulevard, Suite 200, Milpitas, California 95035, and our telephone number is (408) 941-7100. Our common stock is listed on the NASDAQ Global Select Market under the symbol AVNW. As of June 28, 2019, we have 708 employees compared with 704 employees as of June 29, 2018.
Overview and Description of the Business
We design, manufacture and sell a range of wireless networking products, solutions and services to two principal customer types.

1.
Communications Service Providers (CSPs): These include mobile and fixed telecommunications network operators, broadband and internet service providers and network operators which generate revenues from the communications services that they provide.

2.
Private network operators: These are customers which do not resell communications services but build networks for reasons of economics, autonomy, and or security to support a wide variety of mission critical performance applications. Examples include, federal, state and local government agencies, transportation agencies, energy and utility companies, public safety agencies and broadcast network operators around the world.

We sell products and services directly to our customers, and, to a lesser extent, use agents and resellers.
Our products utilize microwave and millimeter wave technologies to create point to point wireless links for short, medium and long-distance interconnections. Our products incorporate Ethernet switching and IP routing capabilities optimized for a microwave and millimeter wave environment and for hybrid applications of microwave and optical fiber transport, to form complete networking solutions. We provide software tools and applications to enable deployment, monitoring, network management and optimization of our systems as well as to automate network design and procurement. We also source, qualify supply and support third party equipment such as antennas, routers, optical transmission equipment and other equipment necessary to build and deploy a complete telecommunications transmission network. We provide a full suite of professional services for planning, deployment, operations, optimization and maintenance of our customers’ networks.
Our wireless systems deliver urban, suburban, regional and country-wide communications links as the primary alternative to fiber optic connections. In dense urban and suburban areas, short range wireless solutions are faster to deploy and lower cost per mile than new fiber deployments. In developing nations, fiber infrastructure is scarce and wireless systems are used for both long and short distance connections. Wireless systems also have advantages over optical fiber in areas with rugged terrain, and to provide connections over bodies of water such as between islands or to offshore oil and gas production platforms. Though the air wireless transmission is also inherently lower in latency than transmission through optical cables and can be leveraged in time sensitive networking applications.
Revenue from our North America and international regions represented approximately 54% and 46%, respectively, of our revenue in fiscal 2019, 54% and 46%, respectively, of our revenue in fiscal 2018, and 55% and 45%, respectively, of our revenue in fiscal 2017. Information about our revenue attributable to our geographic regions is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Note 9. Segment and Geographic Information” of the accompanying consolidated financial statements in this Annual Report on Form 10-K.

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

•
New RAN Technologies. Mobile Radio Access Network (“RAN”) technologies are continually evolving. With the evolution from 2G to 3G (HSPA), 4G (HSPA+ and LTE), and the rapidly emerging 5G standards, technology is continuously advancing and providing subscribers with higher speed access to the Internet, social media, and video streaming services. The rapid increases in data to be transported through the RAN and across the backhaul infrastructure drives requirements for higher data transport links necessitating upgrades to or replacement of the existing backhaul infrastructure.

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

•
Network Densification. RAN frequency spectrum is a limited resource and shared between all of the devices and users within the coverage area of each base station. Meeting the combined demand of increasing subscribers and devices will require the deployment of much higher densities of base stations with smaller and smaller range (small cells) each requiring interconnection and proportionally driving increased demand for wireless backhaul and or fronthaul solutions as the primary alternative to optical fiber connectivity.

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

•
Many utility companies around the world are actively investing in “Smart Grid” solutions and energy demand management, which drive the need for network modernization and increased capacity of networks.

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
We are focused on building a sustainable and profitable business with growth potential. We have invested in our people and processes to create a platform for operational excellence across sales, services, product development and supply chain areas while continuing to make investments in strengthening our product and services portfolio and expanding our reach into targeted market areas.
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

Products and Solutions
Our strong product and solutions portfolio is key to building and maintaining our marquee base of customers. We offer a comprehensive product and solutions portfolio that meets the needs of service providers and network operators in every region of the world and that addresses a broad range of applications, frequencies, capacities and network topologies.

•
Broad product and solution portfolio. We offer a comprehensive suite of wireless transmission systems for microwave and millimeter wave networking applications. These solutions utilize a wide range of transmission frequencies, ranging from 5 GHz to 90 GHz, and can deliver a wide range of transmission capacities, ranging up to 20 Gigabits per second (Gbps). The major product families included in these solutions are CTR 8000, WTM 4000 and AviatCloud. Our CTR 8000 platform merges the functionality of an indoor microwave modem unit and a cell site router into a single integrated solution, simplifying IP/MPLS deployments and creating a better performing network. The newest addition to our product portfolio is the WTM 4000, the highest capacity microwave radio ever produced, and purpose built for SDN. We have now introduced multiple important variants to the WTM 4000 platform; WTM4100 & 4200 providing single and dual frequency microwave links with advanced XPIC and MIMO capabilities; WTM4500 for multi-channel aggregation of microwave channels in long distance applications; WTM4800 is the latest addition to address 5G network requirements and is capable of operating in the 80GHz E Band at up to 20Gbps capacity, with the unique ability to operate in multi-band mode simultaneously using microwave and E Band frequencies for maximum robustness. To address the issues of operational complexity in our customers’ networks, AviatCloud is an app-based platform to automate and virtualize networks and their operations.

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
We have introduced a direct online sales option through our online “AviatStore” for our WTM radio platform, initially in North America and targeted at wireless internet service providers delivering broadband services in rural and underserved areas. We provide online design tools for radio link planning and on-line ordering tools, which we fulfill directly from our AviatStore with multiple options of product available for next day shipment. Shipments from AviatStore commenced late in 2018 and increased in our third and fourth fiscal quarters.
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
Backlog
Our backlog was approximately $160.1 million at June 28, 2019 and $145.4 million (adjusted for Accounting Standards Codification 606 adoption) at June 29, 2018 consisting primarily of contracts or purchase orders for both product and service deliveries and extended service warranties. Services include management’s initial estimate of the value of a customer’s commitment under a services contract. The calculation used by management involves estimates and judgments to gauge the extent of a customer’s commitment, including the type and duration of the agreement, and the presence of termination charges or wind down costs. Contract extensions and increases in scope are treated as backlog only to the extent of the new incremental value. We regularly review our backlog to ensure that our customers continue to honor their purchase commitments and have the financial means to purchase and deploy our products and services in accordance with the terms of their purchase contracts. Backlog estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidation, adjustments for revenue not materialized and adjustments for currency.
We expect to substantially fill the backlog as of June 28, 2019 during fiscal 2020, but we cannot be assured that this will occur. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix and the possibility of changes in delivery schedules and additions or cancellations of orders.

Customers
Although we have a large customer base, during any given fiscal year or quarter, a small number of customers may account for a significant portion of our revenue.
During fiscal 2019 Mobile Telephone Networks Group (“MTN Group”) in Africa accounted for 11% of our total revenue compared with 13% in fiscal 2018 and 14% in fiscal 2017. We have entered into separate and distinct contracts with MTN Group as well as separate arrangements with MTN Group subsidiaries. The loss of all or a substantial portion of MTN Group’s business could adversely affect our results of operations, cash flows and financial position.
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
Our research and development expenditures totaled $21.1 million, or 8.7% of revenue, in fiscal 2019, $19.8 million, or 8.1% of revenue, in fiscal 2018, and $18.7 million, or 7.7% of revenue, in fiscal 2017.
Research and development are primarily directed to the development of new products and to building technological capability. We are an industry innovator and intend to continue to focus significant resources on product development in an effort to maintain our competitiveness and support our entry into new markets.
Our product development teams totaled 153 employees as of June 28, 2019, and were located in the United States, New Zealand, Slovenia and Canada.
Raw Materials and Supplies
Because of the range of our products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources of raw materials needed for our operations and for our products, such as electronic components, printed circuit boards, metals and plastics. We are dependent upon suppliers and subcontractors for a large number of components and subsystems and upon the ability of our suppliers and subcontractors to adhere to customers’ or regulatory materials’ restrictions and to meet performance and quality specifications and delivery schedules.
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
Patents and Other Intellectual Property
We consider our patents and other intellectual property rights, in the aggregate, to constitute an important asset. We own a portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property. We also license intellectual property to and from third parties. As of June 28, 2019, we held 270 U.S. patents and 220 international patents and had 23 U.S. patent applications pending and 32 international patent applications pending. We do not consider our business to be materially dependent upon any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. From time to time, we might engage in litigation to enforce our patents and other intellectual property or defend against claims of alleged infringement. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. Numerous trademarks used on or in connection with our products are also considered to be valuable assets.
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
Employees
As of June 28, 2019, we employed 708 people compared with 704 people as of the end of fiscal 2018, and 710 as of the end of fiscal 2017. As of June 28, 2019, 268 of our employees are located in the U.S. We also utilized 30 and 32 independent contractors as of June 28, 2019 and June 29, 2018, respectively. None of our employees in the U.S. are represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our employee relations are good.
Executive Officers of the Registrant
The name, age, position held with us, and principal occupation and employment during at least the past 5 years for each of our executive officers as of August 27, 2019, are as follows:

Name and Age	Position Currently Held and Past Business Experience
Michael A. Pangia, 58
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

Stan Gallagher, 56
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

Shaun McFall, 59
Mr. McFall was appointed Senior Vice President, Corporate Development in July 2018. Mr. McFall was Chief Strategy Officer from 2015 to July 2018. He was our Chief Marketing Officer since July 2008. Previously, from 2000 to 2008, he served as Vice President, Marketing for Aviat Networks and Stratex Networks. He has been with us since 1989.

Eric Chang, 46
Mr. Chang joined Aviat Networks in February 2016 as our Vice President, Corporate Controller and Principal Accounting Officer responsible for worldwide accounting, reporting, compliance and taxation. Prior to joining Aviat Networks, from 2013 to 2016, Mr. Chang was the Senior Director, Corporate Controller at Micrel, Incorporated. From 2007 to 2013, he served as Senior Director, Assistant Controller and Business Unit Controller at Atmel Corporation. From 2003 to 2007, he was at Ernst & Young LLP, most recent as Senior Audit Manager.

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
We have many business risks including those related to our financial performance, investments in our common stock, operating our business and legal matters. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also impair our business operations. If any of these risks occur, our financial condition and results of operations could be materially and adversely affected.
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
We are highly dependent on sales to customers outside the U.S. In each of fiscal 2019, 2018 and 2017, our sales to international customers accounted for 47% of total revenue. Significant portions of our international sales are in less developed countries. Our international sales are likely to continue to account for a large percentage of our products and services revenue for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event could result in a significant decline in revenue. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.
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
We continue to evaluate our business to determine the potential need to realign our resources as we continue to transform our business in order to achieve desired cost savings in an increasingly competitive market. In prior years, we have undertaken a series of steps to restructure our operations involving, among other things and depending on the year, reductions of our workforce, the relocation of our corporate headquarters and the reduction and outsourcing of manufacturing activities. We incurred restructuring charges of $0.7 million, $1.3 million and $0.6 million in fiscal 2019, 2018 and 2017, respectively.
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
As measured under U.S. generally accepted accounting principles (“U.S. GAAP”), we recorded net income attributable to our stockholders of $9.7 million in fiscal 2019, compared to net income attributable to our stockholders of $1.8 million in fiscal 2018 and net losses attributable to our stockholders of $0.8 million in fiscal 2017. We generated cash from operations in fiscal 2019, 2018 and 2017.
Throughout fiscal 2019, we experienced strong price competition for new business in all regions while major customer consolidations from prior years also put pressure on revenue and gross margin. In addition, we saw pricing pressures in all markets, particularly in international markets. Customer consolidation may have an increasing negative impact on our revenue if Aviat is not selected as a vendor for the products and/or services we provide. In order to counter pricing pressures, we invested heavily in product improvements to reduce unit costs and enhance product features, decreased overall company expenses, and worked with our vendors to attain more favorable pricing. If we are unable to reduce product unit costs associated with enhanced product features, including payments to contract manufacturers and other suppliers, or achieve the projected cost reductions, we may not achieve profitability.
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
We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.
In May 2018, our Board of Directors approved a stock repurchase program for the repurchase of up to $7.5 million. The repurchase program may be suspended or discontinued at any time and we are not obligated to repurchase a specified number of shares. Our repurchase program even if fully implemented, may not enhance long-term stockholder value. During fiscal 2019, we repurchased $2.3 million of our common stock in the open market. As of June 28, 2019, $5.2 million remained available under our stock repurchase program.
Our success will depend on new products introduced to the marketplace in a timely manner, successfully completing product transitioning and achieving customer acceptance.
The market for our products and services is characterized by rapid technological change, evolving industry standards and frequent new product introductions. Our future success will depend, in part, on continuous, timely development and introduction of new products and enhancements that address evolving market requirements and are attractive to customers. If we fail to develop or introduce, on a timely basis, new products or product enhancements or features that achieve market acceptance, our business may suffer. Additionally, we work closely with a variety of third-party partners to develop new product features and new platforms. Should our partners face delays in the development process, then the timing of the rollout of our new products may be significantly impacted which may negatively impact our revenue and gross margin. Another factor impacting our future success is the growth in the customer demand of our new products. Rapidly changing technology, frequent new product introductions and enhancements, short product life cycles and changes in customer requirements characterize the markets for our products. We believe that successful new product introductions provide a significant competitive advantage because of the significant resources committed by customers in adopting new products and their reluctance to change products after these resources have been expended. We have spent, and expect to continue to spend, significant resources on internal research and development to support our effort to develop and introduce new products and enhancements.
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
Our accounting and financial reporting policies conform to U.S. GAAP, which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB and the SEC and our independent registered public accounting firm. New financial accounting standards which may be adopted by FASB could result in significant changes to our accounting and/or financial reporting practices that could adversely affect our financial condition and results of operations.

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
The effects of global financial and economic conditions in certain markets has had, and may continue to have, significant effects on our customers and suppliers, and has in the past, and may in the future have, a material adverse effect on our business, operating results, financial condition and stock price.
The effects of global financial and economic conditions in certain markets include, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide.
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
In addition, economic conditions in certain markets could materially adversely affect our suppliers’ access to capital and liquidity with which to maintain their inventories, production levels, and/or product quality, could cause them to raise prices or lower production levels, or result in their ceasing operations. Further, with respect to our credit facility discussed under “Liquidity, Capital Resources and Financial Strategies” in Item 7 of this Annual Report on Form 10-K, if continued uncertain economic conditions adversely affect Silicon Valley Bank, our ability to access the funds available under our credit facility could be materially adversely affected.
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
Sales of our products and services historically have been concentrated in a small number of customers. Principal customers for our products and services include domestic and international wireless/mobile service providers, OEMs, as well as private network users such as public safety agencies; government institutions; and utility, pipeline, railroad and other industrial enterprises that operate broadband wireless networks. During fiscal 2019, 2018 and 2017, we had one customer in Africa, MTN Group that accounted for 11%, 13% and 14%, respectively, of our total revenue. Although we have a large customer base, during any given quarter a small number of customers may account for a significant portion of our revenue.
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
We may be affected by the allocation and auction of the radio frequency spectrum by governmental authorities both in the U.S. and internationally. The unavailability of sufficient radio frequency spectrum may inhibit the future growth of wireless communications networks. In addition, to operate in a jurisdiction, we must obtain regulatory approval for our products and each jurisdiction in which we market our products has its own regulations governing radio communications. If we are unable to obtain sufficient allocation of radio frequency spectrum by the appropriate governmental authority or obtain the proper regulatory approval for our products, our business, financial condition and results of operations may be harmed.
Our business is subject to changing regulation of corporate governance, public disclosure and anti-bribery measures which have resulted in increased costs and may continue to result in additional costs in the future and/or potential liabilities.
We are subject to rules and regulations of federal and state regulatory authorities, The NASDAQ Stock Market LLC (“NASDAQ”) and financial market entities charged with the protection of investors and the oversight of companies whose securities are publicly traded, and foreign and domestic legislative bodies. During the past few years, these entities, including the Public Company Accounting Oversight Board, the SEC, NASDAQ and several foreign governments, have issued requirements, laws and regulations and continue to develop additional requirements, laws and regulations, most notably the Sarbanes-Oxley Act of 2002 (“SOX”), and recent laws and regulations regarding bribery and unfair competition. Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of substantial management time and attention from revenue-generating activities to compliance activities.
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
We may be subject to litigation regarding our intellectual property. This litigation could be costly to defend and resolve and could prevent us from using or selling the challenged technology.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of June 28, 2019, we leased approximately 158,000 square feet of facilities worldwide, with approximately 39% in the United States, mostly in California, and Texas. Our corporate headquarters is located in Milpitas, California, and consists of approximately 19,000 square feet office space. We also lease approximately 41,000 square feet of office, assembly facilities and warehouse in multiple locations in Texas. Internationally, we lease approximately 96,000 square feet of facilities throughout Europe, Canada, South America, Africa and Asia regions, including offices in Singapore, Slovenia, Philippine

Islands, India, Mexico, Brazil, Canada, South Africa, Ghana, Ivory Coast, Kenya, Nigeria, Algeria, France, Netherlands, Poland, Russia, Australia, Dubai, Saudi Arabia, Lebanon, China, and Thailand. In addition, we own approximately 108,000 square feet of facilities in Wellington, New Zealand and Lanarkshire, Scotland.
We maintain our facilities in good operating condition and believe that they are suitable and adequate for our current and projected needs. We continuously review our anticipated requirements for facilities and may, from time to time, acquire additional facilities, expand existing facilities, or dispose of existing facilities or parts thereof, as we deem necessary.
For more information about our lease obligations, see “Note 11. Commitments and Contingencies” of the notes to consolidated financial statements, which are included in Item 8 in this Annual Report on Form 10-K.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information on Common Stock
Our common stock, with a par value of $0.01 per share, is listed and primarily traded on the NASDAQ Global Select Market, under the ticker symbol AVNW (prior to January 28, 2010 our ticker symbol was HSTX). There was no established trading market for shares of our common stock prior to January 29, 2007.
According to the records of our transfer agent, as of July 31, 2019, there were 2,325 holders of record of our common stock.
Dividend Policy
We have not paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain any earnings for use in our business. In addition, the covenants of our credit facility may restrict us from paying dividends or making other distributions to our stockholders under certain circumstances.
Sales of Unregistered Securities
During fiscal 2019, we did not issue or sell any unregistered securities.
Issuer Repurchases of Equity Securities
Following is a summary of stock repurchases for the fourth quarter of fiscal 2019:

Period	Total Number of Shares Repurchased	Weighted Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Program (1) (in thousands)
March 30, 2019 through April 26, 2019	—	$—	—	$5,623
April 27, 2019 through May 24, 2019	6,243	$12.77	6,243	$5,544
May 25, 2019 through June 28, 2019	27,480	$13.16	27,480	$5,183
Total	33,723	$13.09	33,723
(1) Stock Repurchase Programs
In May 2018, our board of directors approved a repurchase program, which does not have an expiration date, for the repurchase of up to $7.5 million of our common stock. During the fourth quarter of fiscal 2019, we repurchased $0.4 million of our common stock in the open market. As of June 28, 2019, $5.2 million remained available under our stock repurchase program.
Performance Graph
The following graph and accompanying data compare the cumulative total return on our common stock with the cumulative total return of the Total Return Index for The NASDAQ Composite Market (U.S. Companies) and the NASDAQ Telecommunications Index for the five-year period ended June 28, 2019. The stock price performance shown on the graph below is not necessarily indicative of future price performance. Note that this graph and accompanying data is “furnished,” not “filed,” with the SEC.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Aviat Networks, Inc., the NASDAQ Composite Index
and the NASDAQ Telecommunications Index

	6/27/2014	7/3/2015	7/1/2016	6/30/2017	6/29/2018	6/28/2019
Aviat Networks, Inc.	$100.00	$105.20	$53.63	$115.92	$109.06	$91.27
NASDAQ Composite	$100.00	$115.25	$113.26	$144.70	$178.85	$192.77
NASDAQ Telecommunications	$100.00	$104.71	$106.23	$123.53	$149.44	$179.54
 ____________________________

*
Assumes (i) $100 invested on June 27, 2014 in Aviat Networks, Inc. common stock, the Total Return Index for The NASDAQ Composite Market (U.S. companies) and the NASDAQ Telecommunications Index; and (ii) immediate reinvestment of all dividends.

Item 6. Selected Financial Data
The following table summarizes our selected historical financial information for each of the last five fiscal years that has been derived from our consolidated financial statements. All of the per-share data have been retroactively adjusted for the 1-for-12 reverse stock split discussed in footnote 3 below. Data presented for fiscal years 2019, 2018 and 2017 are included elsewhere in this Annual Report on Form 10-K. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes, included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
(In thousands, except per share amounts)	June 28, 2019	June 29, 2018	June 30, 2017	July 1, 2016	July 3, 2015
Revenue from product sales and services	$243,858	$242,506	$241,874	$268,690	$335,878
Cost of product sales and services	164,588	162,003	166,402	206,973	255,188
Income (loss) from continuing operations (1) (2)	9,738	2,302	(621)	(30,178)	(24,648)
Net income (loss) (1) (2)	9,738	2,302	(621)	(29,637)	(24,554)
Net income attributable to noncontrolling interests, net of tax	—	457	202	270	71
Net income (loss) attributable to Aviat Networks (1) (2)	9,738	1,845	(823)	(29,907)	(24,625)
Basic and diluted income (loss) per common share(3):
Income (loss) from continuing operations - basic	$1.81	$0.35	$(0.16)	$(5.81)	$(4.77)
Net income (loss) - basic	$1.81	$0.35	$(0.16)	$(5.71)	$(4.75)
Net income (loss) - diluted	$1.73	$0.33	$(0.16)	$(5.71)	$(4.75)
_______________________

(1)	Include share-based compensation expense of $1.7 million, $2.4 million, $2.1 million, $1.8 million and $2.2 million for fiscal 2019, 2018, 2017, 2016, and 2015, respectively.

(2)	Include restructuring charges of $0.7 million, $1.3 million, $0.6 million, $2.5 million, and $4.9 million for fiscal 2019, 2018, 2017, 2016, and 2015, respectively.

(3)
On June 14, 2016, we effected a reverse stock split of all of the outstanding shares of our common stock at a ratio of 1-for-12 (“Reverse Stock Split”). The authorized number of shares of 300 million and par value per share of our common stock of $0.01 per share remained unchanged after the Reverse Stock Split.

	As of
(In thousands)	June 28, 2019	June 29, 2018	June 30, 2017	July 1, 2016	July 3, 2015
Total assets	$169,193	$156,061	$152,576	$166,111	$224,715
Long-term liabilities	15,466	12,077	12,218	12,707	18,198
_______________________

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2018 and 2019 Results
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes. In the discussion below, our fiscal year ending July 3, 2020 is referred to as “fiscal 2020” or “2020”; our fiscal year ended June 28, 2019 is referred to as “fiscal 2019” or “2019”; our fiscal year ended June 29, 2018 is referred to as “fiscal 2018” or “2018”; and our fiscal year ended June 30, 2017 is referred to as “fiscal 2017” or “2017.”
Overview
We anticipate our overall revenue in fiscal 2020 to be higher in North America, offset by lower revenue from our international regions. This expectation is based on actual order volumes in fiscal 2019 and our observation of customer spending patterns going into fiscal 2020. We have a healthy backlog entering fiscal 2020 for North America private network projects and we anticipate continuing our strong momentum across these verticals. We have made inroads into the U.S. rural broadband and wireless internet service provider areas and there is evidence now of investment to support 5G deployments with our U.S. service provider customers. Internationally, we are taking a more conservative view of our revenue opportunity based on a variety of factors that have led to an overall capital spending decline and increased competitive intensity, especially from vendors based in China. While there is an attractive pipeline of international revenue opportunity, it has less clarity on timing and we are consequently lessening our international expectations with respect to fiscal 2020.
Operations Review
The market for mobile backhaul continued to be our primary addressable market segment globally in fiscal 2019. In North America, we supported long-term evolution (LTE) deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of some large 3G deployments, and LTE deployments. Our position continues to be to support our customers for 5G and LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. We continue to find that our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. However, as disclosed above and in the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we service.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe and Russia and (3) Latin America and Asia Pacific. Revenue by region for fiscal 2019, 2018 and 2017 and the related changes are shown in the table below:

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2019	2018	2017	2019/2018	2018/2017	2019/2018	2018/2017
North America	$132,884	$131,078	$132,078	$1,806	$(1,000)	1.4%	(0.8)%
Africa and the Middle East	48,305	58,459	60,150	(10,154)	(1,691)	(17.4)%	(2.8)%
Europe and Russia	16,933	18,205	14,128	(1,272)	4,077	(7.0)%	28.9%
Latin America and Asia Pacific	45,736	34,764	35,518	10,972	(754)	31.6%	(2.1)%
Total Revenue	$243,858	$242,506	$241,874	$1,352	$632	0.6%	0.3%
During fiscal 2019, we recognized revenue based on Accounting Standard Codification (“ASC”) 606 but revenue for fiscal 2018 was recognized based on ASC 605. Therefore, the periods are not directly comparable. For additional information regarding the impact of ASC 606 on our revenue, please refer to “Note 3, Revenue Recognition” of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Our revenue from North America increased by $1.8 million, or 1.4%, in fiscal 2019 compared with fiscal 2018. The increase in North America revenue during fiscal 2019 was due to stronger order flow from private network customers, overcoming a small decrease in orders from mobile operators. Revenue from North America decreased $1.0 million, or 0.8%, in fiscal 2018 compared with fiscal 2017. While our overall North America revenue was nearly flat, the decrease during fiscal 2018 was due to our private networks customers.
Our revenue from Africa and the Middle East decreased by $10.2 million, or 17.4%, in fiscal 2019 compared with fiscal 2018. The decrease in revenue was primarily due to decreased sales to our large mobile operator customers in the region and completion of a large Middle East project in fiscal 2018 that was not repeated in fiscal 2019. Revenue from Africa and the Middle East decreased $1.7 million, or 2.8%, in fiscal 2018 compared with fiscal 2017. While we saw substantial revenue from a long running Middle East project during fiscal 2018, our sales to major African customers declined.
Revenue from Europe and Russia decreased by $1.3 million, or 7.0%, in fiscal 2019 compared with fiscal 2018. The decrease was due to lower sales to mobile and private network customers in the region. Revenue in Europe and Russia increased $4.1 million, or 28.9%, in fiscal 2018 compared with fiscal 2017. The increase during fiscal 2018 was due to the addition of a mobile network operator customer in the region which boosted our revenues compared to the prior year.
Revenue from Latin America and Asia Pacific increased by $11.0 million, or 31.6%, in fiscal 2019 compared with fiscal 2018. The increase was primarily due to higher sales volume from certain mobile operator customers in Asia Pacific. Revenue from Latin America and Asia-Pacific decreased $0.8 million, or 2.1%, in fiscal 2018 compared with fiscal 2017. Increased sales in the Asia Pacific region during fiscal 2018 were offset by decreased sales in Latin America.

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2019	2018	2017	2019/2018	2018/2017	2019/2018	2018/2017
Product sales	$156,724	$151,685	$153,517	$5,039	$(1,832)	3.3%	(1.2)%
Services	87,134	90,821	88,357	(3,687)	2,464	(4.1)%	2.8%
Total Revenue	$243,858	$242,506	$241,874	$1,352	$632	0.6%	0.3%
Our revenue from product sales increased by $5.0 million, or 3.3%, in fiscal 2019 compared with fiscal 2018. Product volume increased primarily with mobile operators in Asia Pacific and a small increase in North America offsetting volume reductions in the other regions compared with fiscal 2018. Our services revenue decreased by $3.7 million, or 4.1%, in fiscal 2019 compared with fiscal 2018. Decreased sales in Africa and the Middle East were offset in part by increased sales in other regions.
Our revenue from product sales decreased $1.8 million, or 1.2%, in fiscal 2018 compared with fiscal 2017. Product sales were weaker in all markets during fiscal 2018, with the exceptions of the Middle East, Europe and Asia Pacific. We experienced a gain in Europe mainly due to the addition of a new mobile operator customer during fiscal 2018. The increase was offset by decreases in Africa, North America and Latin America as compared to fiscal 2017. Our services revenue increased $2.5 million, or 2.8%, in fiscal 2018 compared with fiscal 2017 due to increased sales in the Middle East, Europe and North America.
Gross Margin

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2019	2018	2017	2019/2018	2018/2017	2019/2018	2018/2017
Revenue	$243,858	$242,506	$241,874	$1,352	$632	0.6%	0.3%
Cost of revenue	164,588	162,003	166,402	2,585	(4,399)	1.6%	(2.6)%
Gross margin	$79,270	$80,503	$75,472	$(1,233)	$5,031	(1.5)%	6.7%
% of revenue	32.5%	33.2%	31.2%
Product margin %	33.9%	34.0%	31.5%
Service margin %	29.9%	31.9%	30.7%
Gross margin for fiscal 2019 decreased by $1.2 million, or 1.5%, compared with fiscal 2018. Gross margin as a percentage of revenue for fiscal 2019 decreased to 32.5%, compared with 33.2% in fiscal 2018, primarily due to lower margin rates for services. Service margin as a percentage of service revenue declined in fiscal 2019 compared to fiscal 2018, primarily due to decreased margins in North America, the Middle East and Africa.

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
Research and Development Expenses

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2019	2018	2017	2019/2018	2018/2017	2019/2018	2018/2017
Research and development expenses	$21,111	$19,750	$18,684	$1,361	$1,066	6.9%	5.7%
% of revenue	8.7%	8.1%	7.7%
Our R&D expenses increased by $1.4 million, or 6.9%, in fiscal 2019 compared with fiscal 2018. The increase was primarily due to increased development activity on new product lines.
Our R&D expenses increased $1.1 million, or 5.7%, in fiscal 2018 compared with fiscal 2017. The increase in R&D expenses was primarily due to a $0.9 million increase in salaries and benefits as a result of foreign exchange, and a $0.2 million increase in professional services and material spending. We continue to invest in new product features, new functionality and lower cost platforms that we believe will enable our product lines to retain their technology leads in a cost-effective manner.
Selling and Administrative Expenses

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2019	2018	2017	2019/2018	2018/2017	2019/2018	2018/2017
Selling and administrative expenses	$56,055	$58,157	$57,184	$(2,102)	$973	(3.6)%	1.7%
% of revenue	23.0%	24.0%	23.6%
Our selling and administrative expenses decreased by $2.1 million, or 3.6%, in fiscal 2019 compared with fiscal 2018. The decrease was primarily due to lower variable compensation.
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
Restructuring Charges
During the fourth quarter of fiscal 2018, our Board approved a restructuring plan (the “Fiscal 2018-2019 Plan”) to consolidate back-office support functions and align resources by geography to lower our expense structure. We completed the restructuring activities under the Fiscal 2018-2019 Plan at the end of fiscal 2019. Payments related to the accrued restructuring liability balance for this plan are expected to be fully paid in fiscal 2020.
Our restructuring charges by plan for fiscal 2019, 2018 and 2017 are summarized in the table below:

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2019	2018	2017	2019/2018	2018/2017	2019/2018	2018/2017
Fiscal 2018-2019 Plan	$736	$1,532	$—	$(796)	$1,532	(52.0)%	N/A
Fiscal 2016-2017 Plan	—	(5)	345	5	(350)	N/A	(101.4)%
Other prior years plans	—	(248)	244	248	(492)	N/A	(201.6)%
Total	$736	$1,279	$589	$(543)	$690	(42.5)%	117.1%

Restructuring charges in fiscal 2019 of $0.7 million relates to employee severance and benefits to complete the Fiscal 2018-2019 Plan. Restructuring charges for fiscal 2018 included $1.5 million of employee severance and benefits costs primarily related to the Fiscal 2018-2019 Plan and a reduction in the previously estimated accrual of $0.3 million. Restructuring charges for fiscal 2017 included $0.4 million of employee severance and benefits costs primarily related to a fiscal 2016-2017 restructuring plan and a $0.2 million facility charge primarily consisting of headquarters moving costs. Payments related to our accrued restructuring liability balances for the 2018-2019 Plan are expected to be fully paid in fiscal 2020.
Interest Income, Interest Expense and Other Expense

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2019	2018	2017	2019/2018	2018/2017	2019/2018	2018/2017
Interest income	$267	$198	$261	$69	$(63)	35%	(24)%
Interest expense	(102)	(29)	(50)	(73)	21	252%	(42)%
Other income (expense), net	17	(220)	169	237	(389)	N/A	N/A
Interest income reflected interest earned on our cash equivalents which were comprised of money market funds and bank certificates of deposit.
Interest expense was primarily related to interest associated with borrowings under our Silicon Valley Bank (“SVB”) credit facility and discounts on customer letters of credit.
Other expense included $0.2 million and $0.3 million in fiscal 2018 and 2017, respectively, related to the foreign exchange loss on a dividend declared by our Nigeria entity (a partnership for U.S. tax purposes) to our Aviat U.S. entity which was caused by a significant devaluation of the Nigerian Naira in June 2016. Other income in fiscal 2017 included a $0.3 million foreign currency translation gain reclassified from accumulated other comprehensive loss upon liquidation of a dormant foreign legal entity.
Income Taxes

	Fiscal Year			$ Change
(In thousands, except percentages)	2019	2018	2017	2019/2018	2018/2017
Income (loss) before income taxes	$1,550	$1,266	$(605)	$284	$1,871
(Benefit from) provision for income taxes	(8,188)	(1,036)	16	(7,152)	(1,052)
As % of income (loss) before income taxes	(528.3)%	(81.8)%	(2.6)%
Our (benefit from) provision for income taxes was $8.2 million of benefit for fiscal 2019, $1.0 million of benefit for fiscal 2018 and $16 thousand of expense for fiscal 2017. Our tax benefit for fiscal 2019 was primarily due to the release of certain U.S. federal and state valuation allowances of $7.5 million and a refundable foreign withholding tax credit, partially offset by losses in tax jurisdictions in which we cannot recognize tax benefits. During the first quarter of fiscal 2019, we received notification from the Department of Federal Revenue of Brazil that our withholding tax refund request had been approved. We recorded a net discrete income tax benefit of $1.6 million for the release of valuation allowance previously recorded as a deferred tax asset for the withholding tax credits. This consisted of an income tax benefit of $1.9 million for the refundable withholding tax credit, less tax expense of $0.3 million from recognizing an ASC 740-10 reserve previously recorded as a reduction to the withholding tax credits.
During fiscal 2018, we received refund of $1.3 million from the Inland Revenue Authority of Singapore (“IRAS”) related to a $13.2 million tax assessment we paid in fiscal year 2014. The tax refund was recorded as a discrete tax benefit during the year the payment was received. During fiscal 2018, we recorded a valuation allowance release of $3.3 million related to refundable alternative minimum tax credit under the Tax Cuts and Jobs Act (the “2017 Tax Act”). We expect to receive the refund of this tax benefit starting in our fiscal year 2021. The 2017 Tax Act reduced the corporate tax rate from 35% to 21%, effective January 1, 2018. Since we have a fiscal year end during the middle of the calendar year, we are subject to rules relating to transitional tax rates. As a result, our fiscal 2018 federal statutory rate was a blended rate of 28.1%.

Liquidity, Capital Resources and Financial Strategies
As of June 28, 2019, our cash and cash equivalents and short-term investments totaled $31.9 million. Approximately $15.0 million, or 47.0%, was held in the United States. The remaining balance of $16.9 million, or 53.0%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries at June 28, 2019, $14.9 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to foreign withholding taxes.
Operating Activities
Cash provided by operating activities is presented as net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $2.9 million for fiscal 2019, $8.2 million for fiscal 2018 and $9.4 million for fiscal 2017.
For fiscal 2019 compared to fiscal 2018, cash provided by operating activities declined by $5.3 million. The net contribution of non-cash items to cash provided by operating activities decreased by $7.2 million and the net contribution of changes in operating assets and liabilities to cash provided by operating activities decreased by $5.5 million in fiscal 2019 as compared to fiscal 2018.
The $7.2 million decrease in the net contribution of non-cash items to cash provided by operating activities was primarily due to a $5.6 million net change in deferred tax assets, a $0.7 million decrease in depreciation and amortization, a $0.6 million decrease in share based compensation, and a $0.3 million decrease from the recovery of an uncollectible receivable.
Changes in operating assets and liabilities resulted in a decrease of $5.5 million for fiscal 2019 compared to fiscal 2018. Accounts receivable and unbilled costs fluctuate from period to period, depending on the amount, timing of sales and billing activities and cash collections. The fluctuations in accounts payable and accrued expenses during fiscal 2019 were primarily due to the timing of liabilities incurred and vendor payments. The change in inventories and in customer service inventories during fiscal 2019 were primarily due to demand, our focus on improving our inventory management, and the impact from the adoption of ASC 606. The decrease in customer advance payments and unearned revenue during fiscal 2019 was due to the timing of payment from customers and revenue recognition. We used $1.3 million in cash during fiscal 2019 on expenses related to restructuring liabilities.
For fiscal 2018 compared to fiscal 2017, cash provided by operating activities declined by $1.2 million. The net contribution of non-cash items to cash provided by operating activities decreased by $3.6 million and the net contribution of changes in operating assets and liabilities to cash provided by operating activities decreased by $0.6 million in fiscal 2018 as compared to fiscal 2017.
Investing Activities
Net cash used in investing activities was $5.2 million for fiscal year 2019, $6.3 million for fiscal 2018 and $4.0 million for fiscal 2017, which consisted primarily of capital expenditures.
For fiscal 2020, we expect to spend approximately $5.0 million for capital expenditures, primarily on equipment for development and manufacturing of new products and to support customer managed services.
Financing Activities
Financing cash flows consist primarily of proceeds and repayments of short-term debt, repurchase of stock and proceeds from sale of share of common stock through employee equity plans. Net cash used in financing activities was $3.0 million for fiscal year 2019 primarily due to $2.3 million for the repurchases of our common stock and a $0.7 million payment for taxes related to the net settlement of equity awards. Net cash provided by financing activities was $12,000 for fiscal 2018 and $21,000 for fiscal 2017.
As of June 28, 2019, our principal sources of liquidity consisted of the $31.9 million in cash, cash equivalents and short-term investments, $15.1 million of available credit under our $25.0 million credit facility with Silicon Valley Bank (“SVB Credit Facility”) which expires on June 29, 2020, and future collections of receivables from customers. We regularly require letters of credit from certain customers and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically, our primary sources of liquidity have been cash flows from operations and credit facilities.
We believe that our existing cash and cash equivalents, the available line of credit under the SVB Credit Facility and future cash collections from customers will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for at least the next 12 months. Our SVB Credit Facility expires on June 29, 2020. While we intend and expect the SVB Credit Facility to be renewed, there can be no assurance that the SVB Credit Facility will be renewed. In addition, there can be no assurance that our business will generate cash flow from operations, that we will be in compliance with the quarterly financial covenants contained in the SVB Credit Facility, or that we will have a sufficient borrowing base under such facility. If we are not in compliance with the financial covenants or do not have sufficient eligible accounts receivable to support our borrowing base, the availability of our credit facility is not certain or may be diminished. Over the longer term, if we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations that may arise in the future, we may be required to sell assets, reduce capital expenditures, or obtain financing. If we need to obtain additional financing, we cannot be assured that it will be available on favorable terms, or at all. Our ability to make scheduled principal payments or pay interest on or refinance any future indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the microwave communications market and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
Available Credit Facility, Borrowings and Repayment of Debt
On June 10, 2019, we entered into Amendment No. 2 to Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank. The SVB Credit Facility provides for a $25.0 million accounts receivable formula based revolving credit facility that can be borrowed by the U.S. company, with a $25.0 million sublimit that can be borrowed by our Singapore subsidiary. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of all borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the accounts receivable formula based revolving credit facility can also be utilized to issue letters of credit with a $12.0 million sublimit. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of June 28, 2019, available credit under the SVB Credit Facility was $15.1 million reflecting the calculated borrowing base of $25.0 million less existing borrowings of $9.0 million and outstanding letters of credit of $0.9 million.
The SVB Credit Facility carries an interest rate, at our option, computed (i) at the prime rate reported in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio; or (ii) if we satisfy a minimum adjusted quick ratio, a LIBOR rate determined in accordance with the SVB Credit Facility, plus a spread of 2.75%. Any outstanding Singapore subsidiary borrowed loans shall bear interest at an additional 2.00% above the applicable prime or LIBOR rate. During fiscal 2019, the weighted average interest rate on our outstanding loan was 5.91%. As of June 28, 2019 and June 29, 2018, our outstanding debt balance under the SVB Credit Facility was $9.0 million, and the interest rate was 6.00% and 5.50%, respectively.
The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with SVB may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, enter into a transaction resulting in a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 5.00% above the applicable interest rate.
As of June 28, 2019, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility. The $9.0 million borrowing was classified as a current liability as of June 28, 2019 and June 29, 2018. We repaid the $9.0 million in July 2019.
We also obtained an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our subsidiary located there in fiscal 2015. This line of credit provides for $0.3 million in short-term advances at various interest rates, all of which was available as of June 28, 2019. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of June 28, 2019.

This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.
Restructuring Payments
We had liabilities for restructuring activities totaling $1.3 million as of June 28, 2019, of which $1.1 million was classified as current liability and expected to be paid in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.
Contractual Obligations
The following table summarizes our contractual obligations and commitments as of June 28, 2019:

	Obligations Due by Fiscal Year
(In thousands)	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years	Other
Borrowings under credit facility	$9,000	$9,000	$—	$—	$—	$—
Purchase obligations (1)(4)	16,272	15,986	178	72	36	—
Other purchase obligations (3)(4)	3,101	3,101	—	—	—	—
Operating lease commitments (4)	6,358	2,052	1,724	492	2,090	—
Reserve for uncertain tax positions (2)	3,606	—	—	—	—	3,606
Total contractual cash obligations	$38,337	$30,139	$1,902	$564	$2,126	$3,606
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

(2)
Liabilities for uncertain tax positions of $3.6 million were included in long-term liabilities in the consolidated balance sheets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.

(3)	Contractual obligation related to software as a service and software maintenance support.

(4)	These items are not recorded on our consolidated balance sheets.

Commercial Commitments
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit and other arrangements with financial institutions and insurers primarily relating to the guarantee of future performance on certain tenders and contracts to provide products and services to customers. As of June 28, 2019, we had commercial commitments on outstanding surety bonds and standby letters of credit as follows:

	Expiration of Commitments by Fiscal Year
(In thousands)	Total	2020	2021	2022	After 2022
Standby letters of credit used for:
Bids	$35	$—	$35	$—	$—
Payment guarantees	263	263	—	—	—
Performance	582	564	18	—	—
	880	827	53	—	—
Surety bonds used for:
Performance	56,651	49,465	7,186	—	—
Payment guarantees	100	—	—	—	100
Tax bonds	2,903	2,901	2	—	—
	59,654	52,366	7,188	—	100
Total commercial commitments	$60,534	$53,193	$7,241	$—	$100
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

•
any obligation, including a contingent obligation, under a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of June 28, 2019, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.
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
As of June 28, 2019, we had two foreign currency forward contracts outstanding as follows:

Currency	Notional Contract Amount (Local Currency)	Notional Contract Amount (USD)
	(In thousands)
New Zealand dollar	500	$329
British pound	500	$647
Total of all currency forward contracts		$976
Net foreign exchange gain (loss) recorded in our consolidated statements of operations during fiscal 2019, 2018 and 2017 was as follows:

	Fiscal Year
(In thousands)	2019	2018	2017
Amount included in costs of revenues	$(664)	$402	$(847)
Amount included in other (expense) income	—	(188)	135
Total foreign exchange (loss) gain, net	$(664)	$214	$(712)
A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of June 28, 2019 would have an impact of approximately $0.1 million on the fair value of such instruments.
Certain of our international business are transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars is included as a component of stockholders’ equity. As of June 28, 2019 and June 29, 2018, the cumulative translation adjustment decreased our stockholders’ equity by $12.7 million and $12.6 million, respectively.
In 2017, we reclassified a $0.3 million foreign current translation gain from accumulated other comprehensive loss to other income (expense) upon liquidation of a dormant foreign legal entity.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, short-term investments and borrowings under our credit facility.
Exposure on Cash Equivalents and Short-term Investments
We had $31.9 million in total cash and cash equivalents and short-term investments as of June 28, 2019. Cash equivalents and short-term investments totaled $17.1 million as of June 28, 2019 and were comprised of money market funds and certificates of deposit. Cash equivalents and short-term investments have been recorded at fair value on our balance sheets.
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
The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents and short-term investments earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The investments held as of June 28, 2019, had weighted-average days to maturity of 41 days, and an average yield of 7.63% per annum. A 10% change in interest rates on our cash equivalents and short-term investments is not expected to have a material impact on our financial position, results of operations or cash flows.
Exposure on Borrowings
During fiscal 2019, we had $9.0 million of demand borrowings outstanding under our credit facility that incurred interest at the prime rate plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. During fiscal 2019, our weighted average interest rate was 5.91% and we recorded total interest expense of less than $0.1 million on these borrowings.
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
We recorded a net reduction to the opening balance of our accumulated deficit of $5.6 million as of June 30, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to our bill-and-hold and services revenue. Our revenue was $243.9 million for fiscal 2019 under ASC 606, compared to $231.4 million under ASC 605.

The details of the significant changes and quantitative impact of our adoption of ASC 606 are set out below:

•
Bill-and-Hold Sales: Certain customer arrangements consist of bill-and-hold characteristics under which transfer of control has been met (including the passing of title and significant risk and reward of ownership to the customers). Therefore, the customers can direct the use of the bill-and-hold inventory while we retain physical possession of the product until it is installed at a customer site at a point in time in the future. ASC 606 requires consideration of the indicators of when control has been transferred and sets forth additional criteria to be met in a bill-and-hold arrangement potentially resulting in revenue being recognized earlier than under ASC 605. Upon adoption of ASC 606, we recorded a cumulative effect adjustment to June 30, 2018 opening accumulated deficit consisting of bill-and-hold backlog of $10.5 million that will not be recognized as revenue under ASC 606, less related cost of product sales and income taxes, resulting in a net decrease to accumulated deficit of $1.7 million.

•
Professional Services Revenue: We historically recognized certain professional services revenue upon completion under ASC 605 which changed to over time revenue recognition under ASC 606. We use the input method based on costs incurred, where revenue is calculated based on the percentage of total costs incurred in relation to total estimated costs at completion of the contract. The input method is reasonable because the costs incurred best reflect our efforts toward satisfying the performance obligation over time. The use of the input method requires us to make reasonably dependable estimates. Upon adoption of ASC 606, we recorded a cumulative effect adjustment to June 30, 2018 opening accumulated deficit of $4.7 million that will not be recognized as revenue under ASC 606, less related cost of services and income taxes, resulting in a net decrease to accumulated deficit of $1.6 million.

•
Transfer of Control: Certain of our contracts include penalties, acceptance provisions, or other price variability that precluded revenue recognition under ASC 605 because of the requirement for amounts to be fixed or determinable. ASC 606 requires us to estimate and account for variable consideration as a reduction of the transaction price. Upon adoption of ASC 606, we recorded a cumulative effect adjustment to June 30, 2018 opening accumulated deficit of $0.6 million that will not be recognized as revenue under ASC 606, less related cost of revenues and income taxes, resulting in a net decrease to accumulated deficit of $0.4 million.

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
Previously, we expensed the majority of our commission expense as incurred. Under ASC 606, we capitalize and amortize incremental commission costs to obtain the contract over a benefit period. We elected a practical expedient to exclude contracts with a benefit period of a year or less from this deferral requirement. Upon adoption of ASC 606, we recorded a cumulative effect adjustment to decrease June 30, 2018 opening accumulated deficit by $0.7 million.
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
Realization of deferred tax assets is dependent upon future earnings in applicable tax jurisdictions. In the past, due to our U.S. operating losses in previous years and continuing U.S. earnings volatility which did not allow sustainable profitability, we had established and maintained a full valuation allowance for our U.S. deferred tax assets. While there has been a trend of positive evidence that has been strengthening in recent years, it was not sufficiently persuasive to outweigh the negative evidence in future periods. During the third quarter of fiscal 2019, we generated our third consecutive profitable year from a U.S. pre-tax book income perspective. Accordingly, we determined that it was more likely than not that we will realize a portion of our U.S. deferred tax assets, primarily relating to certain net operating loss carryforwards and current temporary differences. The positive evidence as of March 29, 2019, which outweighed the negative evidence to release a portion of the valuation allowance, included our fiscal 2019 and three-year cumulative U.S. profitability driven by continued demand for our products in North America that have historically resulted in higher margins than international sales, reductions in operating expenses resulting from our previous restructurings, and our forecasted U.S. operating profits in future periods. The negative evidence primarily relates to certain net operating loss carryforwards and credits that are expected to expire prior to utilization. We believed that our positive evidence was strong. The improved financial performance as it relates to U.S. profitability in recent years is an objectively verifiable piece of positive evidence and is the result of a number of factors which have been present to a greater or lesser extent in prior years but have only recently gathered sufficient weight to deliver objectively verifiable, consistent U.S. pre-tax book profits. In performing our analysis, we used the most updated plans and estimates that we currently use to manage the underlying business and calculated the utilization of our deferred tax assets. Accordingly, during fiscal 2019, we released $7.5 million of valuation allowance as a discrete item on certain deferred tax assets. The remaining valuation allowance relates to deferred tax assets, for which we believe it is not more likely than not to be realized in future periods.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Aviat Networks, Inc.
Milpitas, California:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Aviat Networks, Inc. (the “Company”) as of June 28, 2019 and June 29, 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended June 28, 2019, the related notes and the financial statement schedule - Valuation and Qualifying Accounts (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 28, 2019 and June 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 28, 2019, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its accounting method for recognizing revenue from contracts with customers during the year ended June 28, 2019, due to the adoption of Topic 606, Revenue from Contracts With Customers.
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

San Jose, California
August 27, 2019

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share amounts)	June 28, 2019	June 29, 2018	June 30, 2017
Revenues:
Revenue from product sales	$156,724	$151,685	$153,517
Revenue from services	87,134	90,821	88,357
Total revenues	243,858	242,506	241,874
Cost of revenues:
Cost of product sales	103,517	100,112	105,183
Cost of services	61,071	61,891	61,219
Total cost of revenues	164,588	162,003	166,402
Gross margin	79,270	80,503	75,472
Operating expenses:
Research and development expenses	21,111	19,750	18,684
Selling and administrative expenses	56,055	58,157	57,184
Restructuring charges	736	1,279	589
Total operating expenses	77,902	79,186	76,457
Operating income (loss)	1,368	1,317	(985)
Interest income	267	198	261
Interest expense	(102)	(29)	(50)
Other income (expense), net	17	(220)	169
Income (loss) before income taxes	1,550	1,266	(605)
(Benefit from) provision for income taxes	(8,188)	(1,036)	16
Net income (loss)	9,738	2,302	(621)
Less: Net income attributable to noncontrolling interest, net of tax	—	457	202
Net income (loss) attributable to Aviat Networks	$9,738	$1,845	$(823)

Net income (loss) per share attributable to Aviat Networks:
Basic	$1.81	$0.35	$(0.16)
Diluted	$1.73	$0.33	$(0.16)
Weighted average shares outstanding:
Basic	5,377	5,336	5,292
Diluted	5,618	5,647	5,292
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
(In thousands)	June 28, 2019	June 29, 2018	June 30, 2017

Net income (loss)	$9,738	$2,302	$(621)
Other comprehensive loss:
Foreign currency translation:
Loss arising during period	(131)	(820)	(279)
Reclassification of gain on liquidation of subsidiary to other income	—	—	(349)
Net change in cumulative translation adjustment	(131)	(820)	(628)
Other comprehensive loss	(131)	(820)	(628)
Comprehensive income (loss)	9,607	1,482	(1,249)
Less: Comprehensive income attributable to noncontrolling interests, net of tax	—	457	202
Comprehensive income (loss) attributable to Aviat Networks	$9,607	$1,025	$(1,451)
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)	June 28, 2019	June 29, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$31,946	$37,425
Restricted cash	—	3
Accounts receivable, net	51,937	43,068
Unbilled receivables	27,780	14,167
Inventories	8,573	21,290
Customer service inventories	936	1,507
Other current assets	4,825	6,006
Total current assets	125,997	123,466
Property, plant and equipment, net	17,255	17,179
Deferred income taxes	13,864	5,600
Other assets	12,077	9,816
TOTAL ASSETS	$169,193	$156,061
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$9,000	$9,000
Accounts payable	35,605	30,878
Accrued expenses	22,555	25,864
Advance payments and unearned revenue	13,962	19,300
Restructuring liabilities	1,089	1,426
Total current liabilities	82,211	86,468
Unearned revenue	9,662	6,593
Other long-term liabilities	820	1,250
Reserve for uncertain tax positions	3,606	2,941
Deferred income taxes	1,378	1,293
Total liabilities	97,677	98,545
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 5,359,695 and 5,351,155 shares issued and outstanding as of June 28, 2019 and June 29, 2018, respectively	54	54
Additional paid-in-capital	815,196	816,426
Accumulated deficit	(730,998)	(746,359)
Accumulated other comprehensive loss	(12,736)	(12,605)
Total equity	71,516	57,516
TOTAL LIABILITIES AND EQUITY	$169,193	$156,061
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(In thousands)	June 28, 2019	June 29, 2018	June 30, 2017
Operating Activities
Net income (loss)	$9,738	$2,302	$(621)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	4,468	5,199	5,840
(Recovery from) provision for uncollectible receivables	(359)	(17)	(580)
Share-based compensation	1,723	2,357	2,111
Deferred tax assets, net	(8,760)	(3,155)	75
Charges for inventory and customer service inventory write-downs	553	364	1,137
Loss on disposition of property, plant and equipment, net	4	75	153
Gain on liquidation of subsidiary	—	—	(349)
Changes in operating assets and liabilities:
Accounts receivable	(6,395)	2,828	18,178
Unbilled receivables	(4,976)	(2,067)	(6,986)
Inventories	1,228	615	6,383
Customer service inventories	(357)	(445)	90
Accounts payable	5,074	(2,225)	608
Accrued expenses	(2,585)	2,772	(1,310)
Advance payments and unearned revenue	4,170	(995)	(13,099)
Income taxes payable or receivable	338	1,253	1,415
Other assets and liabilities	(920)	(652)	(3,640)
Net cash provided by operating activities	2,944	8,209	9,405
Investing Activities
Payments for acquisition of property, plant and equipment	(5,246)	(6,563)	(4,021)
Purchase of short-term investments	—	—	(139)
Maturities of short-term investments	—	264	122
Net cash used in investing activities	(5,246)	(6,299)	(4,038)
Financing Activities
Proceeds from borrowings	36,000	36,000	33,000
Repayments of borrowings	(36,000)	(36,000)	(33,000)
Payments for repurchase of Company stock	(2,316)	(8)	—
Payments for taxes related to net settlement of equity awards	(671)	—	—
Proceeds from issuance of common stock under employee stock plans	35	20	21
Net cash (used in) provided by financing activities	(2,952)	12	21
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(309)	(727)	(244)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,563)	1,195	5,144
Cash, cash equivalents, and restricted cash, beginning of year	37,764	36,569	31,425
Cash, cash equivalents, and restricted cash, end of year	$32,201	$37,764	$36,569

	Fiscal Year Ended
(In thousands)	June 28, 2019	June 29, 2018	June 30, 2017
Non-cash investing activities:
Unpaid property, plant and equipment	$578	$805	$1,219
Noncontrolling interests buyout	$—	$603	$—
Supplemental disclosures of cash flow information:
Cash paid for interest	$70	$29	$94
Cash paid (refunded) for income taxes, net	$687	$1,282	$(313)

See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Aviat Networks Stockholders’ Equity	Noncontrolling Interests	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of July 1, 2016	5,261,041	$53	$811,601	$(747,381)	$(11,157)	$53,116	$341	$53,457
Net (loss) income	—	—	—	(823)	—	(823)	202	(621)
Other comprehensive loss, net of tax	—	—	—	—	(628)	(628)	—	(628)
Issuance of common stock under employee stock plans	56,725	—	21	—	—	21	—	21
Share-based compensation	—	—	2,111	—	—	2,111	—	2,111
Balance as of June 30, 2017	5,317,766	53	813,733	(748,204)	(11,785)	53,797	543	54,340
Net income	—	—	—	1,845	—	1,845	457	2,302
Other comprehensive loss, net of tax	—	—	—	—	(820)	(820)	—	(820)
Issuance of common stock under employee stock plans	33,889	1	19	—	—	20	—	20
Stock repurchase	(500)	—	(8)	—	—	(8)	—	(8)
Share-based compensation	—	—	2,357	—	—	2,357	$—	2,357
Noncontrolling interests buyout	—	—	325	—	—	325	(1,000)	(675)
Balance as of June 29, 2018	5,351,155	54	816,426	(746,359)	(12,605)	57,516	—	57,516
Cumulative-effect adjustment for ASC Topic 606	—	—	—	5,623	—	5,623	—	5,623
Net income	—	—	—	9,738	—	9,738	—	9,738
Other comprehensive loss, net of tax	—	—	—	—	(131)	(131)	—	(131)
Issuance of common stock under employee stock plans	172,703	2	33	—	—	35	—	35
Shares withheld for taxes related to vesting of equity awards	(7,894)	(1)	(671)	—	—	(672)	—	(672)
Stock repurchase	(156,269)	(1)	(2,315)	—	—	(2,316)	—	(2,316)
Share-based compensation	—	—	1,723	—	—	1,723	—	1,723
Balance as of June 28, 2019	5,359,695	$54	$815,196	$(730,998)	$(12,736)	$71,516	$—	$71,516
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
Our fiscal year ends on the Friday nearest June 30. This was June 28 for fiscal 2019, June 29 for fiscal 2018 and June 30 for fiscal 2017. Fiscal years 2019, 2018 and 2017 presented each included 52 weeks. In these notes to consolidated financial statements, we refer to our fiscal years as “fiscal 2019”, “fiscal 2018” and “fiscal 2017.”
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
Cash, Cash Equivalents and Restricted Cash
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
As of June 28, 2019 and June 29, 2018, all of our high-quality marketable debt securities were invested in prime money market funds.
Cash and cash equivalents that are restricted as to withdrawal or usage under the terms of contractual agreements are recorded as restricted cash. Our long-term restricted cash included the cash balance in our disability insurance voluntary plan account that cannot be used by us for any operating purposes other than to pay benefits to the insured employees and was recorded in other assets on our consolidated balance sheets and the corresponding liabilities were included in other long-term liabilities on our consolidated balance sheets.

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
We regularly require letters of credit from certain customers and, from time to time, we discount these letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Under these arrangements, collection risk is fully transferred to the financial institutions. We record the financing charges on discounting these letters of credit as interest expense.
During fiscal 2019, 2018 and 2017, we had one customer in Africa, Mobile Telephone Networks Group (“MTN Group”) that accounted for 11%, 13% and 14%, respectively, of our total revenue. As of June 28, 2019 and June 29, 2018, MTN Group accounted for approximately 11% and 13%, respectively, of our accounts receivable. No other customers accounted for more than 10% of our revenue or accounts receivable for the years presented. The loss of all business from MTN Group or any other significant customers, could adversely affect our results of operations, cash flows and financial position.
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

Noncontrolling Interests
A noncontrolling interest represents the equity interest in a subsidiary that is not attributable, either directly or indirectly, to Aviat Networks and is reported as our equity, separately from our controlling interests. The noncontrolling interests related to our ownership interest in a subsidiary company in South Africa with a local partner, where we were the majority owner at 51% prior to our acquisition of the remaining interest of this subsidiary in the fourth quarter of 2018. Revenues, expenses, gains, losses, net loss and other comprehensive income (loss) are reported in the consolidated financial statements at the consolidated amounts, which include the amounts attributable to both the controlling and noncontrolling interests. During the fourth quarter of fiscal year 2018, we acquired the remaining interest of this subsidiary for $0.6 million which was recorded as “Accrued expenses” on our consolidated balance sheets as of June 29, 2018. This amount was fully paid during fiscal 2019.
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
Gains and losses resulting from foreign exchange transactions and revaluation of monetary assets and liabilities in non-functional currencies are included in either cost of product sales and services or other income (expense) in the accompanying consolidated statements of operations, based on the nature of the transactions. Net foreign exchange gain (loss) recorded in our consolidated statements of operations during fiscal 2019, 2018 and 2017 was as follows:

	Fiscal Year
(In thousands)	2019	2018	2017
Amount included in costs of revenues	$(664)	$402	$(847)
Amount included in other (expense) income	—	(188)	135
Total foreign exchange (loss) gain, net	$(664)	$214	$(712)
Retirement Benefits
As of June 28, 2019, we provided retirement benefits to substantially all employees primarily through our defined contribution retirement plans. These plans have matching and savings elements. Contributions by us to these retirement plans are based on profits and employees’ savings with no other funding requirements. Contributions to retirement plans are expensed as incurred. Retirement plan expense amounted to $2.0 million, $1.9 million and $1.8 million in fiscal 2019, 2018 and 2017, respectively.
Revenue Recognition
Effective June 30, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, using the modified retrospective method applied to those contracts that were not completed as of June 29, 2018. Results for the reporting periods after June 29, 2018 are presented under ASC 606, while prior‑period amounts are not adjusted and continue to be reported in accordance with our historical accounting under ASC 605.
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
Revenues related to certain contracts for customized network solutions are recognized over time using the cost input method. In using the cost input method, we generally apply the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Recognition of profit on these contracts requires estimates of the total contract value, the total cost at completion, and the measurement of progress towards completion. Significant judgment is required when estimating total contract costs and progress to completion on the arrangements, as well as whether a loss is expected to be incurred on the contract. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are reflected in income in the period in which the circumstances that gave rise to the revision become known to us. We perform ongoing profitability analysis of our service contracts accounted for under this method in order to determine whether the latest estimates of revenues, costs, and profits require updating. If at any time these estimates indicate that the contract will be unprofitable, the entire estimated loss for the remainder of the contract is recorded immediately. We establish billing terms at the time project deliverables and milestones are agreed. Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled receivables on our consolidated balance sheet.
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
Advertising Costs
We expense all advertising costs as incurred. Advertising costs were immaterial during fiscal 2019, 2018 and 2017.

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
Accounting Standards Adopted
In May 2014, the FASB issued ASC 606 which supersedes nearly all current U.S. GAAP guidance on this topic and eliminates industry-specific guidance. Revenue recognition under ASC 606 depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In addition, the FASB amended its guidance related to the capitalization and amortization of the incremental costs of obtaining a contract with a customer. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption. We adopted ASC 606 using the modified retrospective method as of June 30, 2018 with the cumulative effect recognized as an adjustment to the opening balance of our accumulated deficit (net of tax). Prior periods have not been retroactively adjusted and will continue to be reported under the accounting standards in effect for those periods. See Note 3, “Revenue Recognition” to the Notes to consolidated financial statements for more information.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance retains the current accounting for classifying and measuring investments in debt securities and loans but requires equity investments to be measured at fair value with subsequent changes recognized in net income, except for those accounted for under the equity method or requiring consolidation. The guidance also changes the accounting for investments without a readily determinable fair value and do not qualify for the practical expedient to estimate fair value. A policy election can be made for these investments whereby estimated fair value may be measured at cost and adjusted in subsequent periods for any impairment or changes in observable prices of identical or similar investments. This ASU is effective for fiscal years beginning after December 15, 2017. We adopted this update during the first quarter of fiscal 2019. The adoption had no material impact on our consolidated financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented on the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. We adopted this update during the third quarter of fiscal 2019.
Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01, (collectively, Topic 842), all of which provides guidance on the recognition, measurement, presentation, and disclosure of leases. Topic 842 requires lessees to recognize operating and financing leases with a term greater than one year as a right-of-use assets and corresponding lease liabilities. The guidance will become effective for us beginning in the first quarter of our fiscal 2020. We are evaluating the impact the pronouncement will have on its consolidated balance sheet and related disclosures, we expect that most of its operating lease commitments will be subject to the new standard and will result in the recognition of right-of-use assets and lease liabilities on its consolidated balance sheet as of June 29, 2019. Additionally, we will elect the package of practical expedients as permitted by the guidance. We are also evaluating the effect of the additional recognition and disclosure requirements under the standard on its current processes and controls.
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation: Improvement to Nonemployees Share-Based Payment Accounting (ASU 2018-07), which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those years, with early adoption permitted. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). The update eliminates, adds, and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 will be effective for us in our first quarter of fiscal 2020 and early adoption is permitted of the entire standard or only the provisions that eliminate or modify disclosure requirements. We are evaluating the impact the adoption of ASU 2018-13 will have on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard will become effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. The standard can be adopted either using the prospective or retrospective transition approach. We are evaluating the impact the adoption of the standard will have on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 is effective for us in our first quarter of fiscal 2021, and earlier adoption is permitted. We are evaluating the impact the adoption of Topic 326 will have on our consolidated financial statements.

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
The following table presents the computation of basic and diluted net income (loss) per share attributable to our common stockholders:

	Fiscal Year
(In thousands, except per share amounts)	2019	2018	2017
Numerator:
Net income (loss) attributable to Aviat Networks	$9,738	$1,845	$(823)

Denominator:
Weighted average shares outstanding, basic	5,377	5,336	5,292
Effect of potentially dilutive equivalent shares	241	311	—
Weighted average shares outstanding, diluted	5,618	5,647	5,292

Net income (loss) per share attributable to Aviat Networks:
Basic	$1.81	$0.35	$(0.16)
Diluted	$1.73	$0.33	$(0.16)
The following table summarizes the weighted-average equity awards that were excluded from the diluted net income (loss) per share calculations since they were antidilutive:

	Fiscal Year
(In thousands)	2019	2018	2017
Stock options	390	270	410
Restricted stock units and performance stock units	32	—	403
Total shares of common stock excluded	422	270	813
Note 3. Revenue Recognition
ASC 606 Adoption
We recorded a net reduction to the opening balance of our accumulated deficit of $5.6 million as of June 30, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to our bill-and-hold and services revenue. Our revenue was $243.9 million for fiscal 2019 under ASC 606, compared to $231.4 million under ASC 605.
The details of the significant changes and quantitative impact of our adoption of ASC 606 are set out below:

•
Bill-and-Hold Sales: Certain customer arrangements consist of bill-and-hold characteristics under which transfer of control has been met (including the passing of title and significant risk and reward of ownership to the customers). Therefore, the customers can direct the use of the bill-and-hold inventory while we retain physical possession of the product until it is installed at a customer site at a point in time in the future. ASC 606 requires consideration of the indicators of when control has been transferred and sets forth additional criteria to be met in a bill-and-hold arrangement potentially resulting in revenue being recognized earlier than under ASC 605. Upon adoption of ASC 606, we recorded a cumulative effect adjustment to June 30, 2018 opening accumulated deficit consisting of bill-and-hold backlog of $10.5 million that will not be recognized as revenue under ASC 606, less related cost of product sales and income taxes, resulting in a net decrease to accumulated deficit of $1.7 million.

•
Professional Services Revenue: We historically recognized certain professional services revenue upon completion under ASC 605 which changed to over time revenue recognition under ASC 606. We use the input method based on costs incurred, where revenue is calculated based on the percentage of total costs incurred in relation to total estimated costs at completion of the contract. The input method is reasonable because the costs incurred best reflect our efforts toward satisfying the performance obligation over time. The use of the input method requires us to make reasonably dependable estimates. Upon adoption of ASC 606, we recorded a cumulative effect adjustment to June 30, 2018 opening accumulated deficit of $4.7 million that will not be recognized as revenue under ASC 606, less related cost of services and income taxes, resulting in a net decrease to accumulated deficit of $1.6 million.

•
Transfer of Control: Certain of our contracts include penalties, acceptance provisions, or other price variability that precluded revenue recognition under ASC 605 because of the requirement for amounts to be fixed or determinable. ASC 606 requires us to estimate and account for variable consideration as a reduction of the transaction price. Upon adoption of ASC 606, we recorded a cumulative effect adjustment to June 30, 2018 opening accumulated deficit of $0.6 million that will not be recognized as revenue under ASC 606, less related cost of revenues and income taxes, resulting in a net decrease to accumulated deficit of $0.4 million.

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
Previously, we expensed the majority of our commission expense as incurred. Under ASC 606, we capitalize and amortize incremental commission costs to obtain the contract over a benefit period. We elected a practical expedient to exclude contracts with a benefit period of a year or less from this deferral requirement. Upon adoption of ASC 606, we recorded a cumulative effect adjustment to decrease June 30, 2018 opening accumulated deficit by $0.7 million.
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
We elected ASC 606’s practical expedient to expense sales commissions as incurred when the amortization period of the related asset is one year or less. These costs are recorded as sales and marketing expense and included on the consolidated balance sheet as accrued expenses until paid. Our amortization expense was not material for fiscal 2019.
Contract Balances, Performance Obligations, and Backlog
The following table provides information about receivables and liabilities from contracts with customers (in thousands):

	June 28, 2019	At Adoption on June 30, 2018
Contract Assets
Accounts receivable, net	$51,937	$45,571
Unbilled receivables	$27,780	$22,794
Capitalized commissions	$955	$656
Contract Liabilities
Advance payments and unearned revenue	$13,962	$12,700
Unearned revenue, long-term	$9,662	$7,295
Significant changes in contract balances may arise as a result of recognition over time for services, transfer of control for equipment, and periodic payments (both in arrears and in advance).
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
As of June 28, 2019, we had $23.6 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 60.0% is expected to be recognized as revenue in fiscal 2020 and the remainder thereafter. During fiscal 2019, we recognized approximately $8.0 million in maintenance service revenue which was included in advance payments and unearned revenue at June 29, 2018.
Remaining Performance Obligations
The aggregate amount of transaction price allocated to the unsatisfied performance obligations (or partially unsatisfied) was approximately $71.7 million at June 28, 2019. Of this amount, we expect to recognize approximately 70% as revenue during fiscal 2020, with the remaining amount to be recognized as revenue within two to five years.

Impacts on Financial Statements
The following tables summarize the impacts of adopting ASC 606 on our consolidated statements of operations for fiscal 2019 and our consolidated balance sheet as of June 28, 2019 (in thousands):

	Fiscal 2019
(In thousands)	As Reported	Adjustments	Balances without Adoption of ASC 606
Income Statement
Revenues:
Revenue from product sales	$156,724	$(7,387)	$149,337
Revenue from services	87,134	(5,098)	82,036
Total revenues	$243,858	$(12,485)	$231,373
Cost of revenues:
Cost of product sales	$103,517	$(4,967)	$98,550
Cost of services	61,071	(3,355)	57,716
Total cost of revenues	$164,588	$(8,322)	$156,266

Selling and administrative expenses	$56,055	$295	$56,350

Net income	$9,738	$(7,253)	$2,485
See Note 9, “Segment and Geographic Information” to the Notes to Consolidated Financial Statements for discussion on the impact of additional information, including disaggregated revenue disclosures.

(In thousands)	Balances as of June 29, 2018	Adjustments due to ASC 606	As Adjusted Balances as of June 30, 2018
Balance Sheet
Assets
Accounts receivable, net	$43,068	$2,503	$45,571
Unbilled receivables	$14,167	$8,627	$22,794
Inventories	$21,290	$(11,516)	$9,774
Other current assets	$6,006	$476	$6,482
Deferred income taxes	$5,600	$(545)	$5,055
Other assets	$9,816	$180	$9,996

Liabilities
Advance payments and unearned revenue	$19,300	$(6,600)	$12,700
Unearned revenue - long term	$6,593	$702	$7,295

Equity
Accumulated deficit	$(746,359)	$5,623	$(740,736)

The effects of the adoption of the new revenue recognition guidance on our June 28, 2019 consolidated balance sheet were as follows:

	As of June 28, 2019
(In thousands)	As Reported	Adjustments due to ASC 606	Balances without Adoption of ASC 606
Balance Sheet
Assets
Accounts receivable, net	$51,937	$(6,079)	$45,858
Unbilled receivables	$27,780	$(16,567)	$11,213
Inventories	$8,573	$19,289	$27,862
Other current assets	$4,825	$(587)	$4,238
Deferred income taxes	$13,864	$(2,274)	$11,590
Other assets	$12,077	$(368)	$11,709

Liabilities
Accrued expenses	$22,555	$(45)	$22,510
Advance payments and unearned revenue	$13,962	$8,414	$22,376
Unearned revenue - long term	$9,662	$(2,022)	$7,640
Reserve for uncertain tax positions	$3,606	$(55)	$3,551

Equity
Accumulated deficit	$(730,998)	$(12,877)	$(743,875)
Note 4. Balance Sheet Components
Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that reconciles to the corresponding amount in the Consolidated Statements of Cash Flows:

(In thousands)	June 28, 2019	June 29, 2018
Cash and cash equivalents	$31,946	$37,425
Restricted cash	—	3
Restricted cash included in Other assets	255	336
Total cash, cash equivalents, and restricted cash in the Statements of Cash Flows	$32,201	$37,764
Accounts Receivable, net
Our net accounts receivable are summarized below:

(In thousands)	June 28, 2019	June 29, 2018
Accounts receivable	$53,539	$44,656
Less: allowances for collection losses	(1,602)	(1,588)
Total accounts receivable, net	$51,937	$43,068

Inventories
Our inventories are summarized below:

(In thousands)	June 28, 2019	June 29, 2018
Finished products	$4,894	$15,496
Work in process	—	3,246
Raw materials and supplies	3,679	2,548
Total inventories	$8,573	$21,290
Deferred cost of revenue included within finished goods	$—	$3,667
Consigned inventories included within raw materials	$1,649	$1,492
During fiscal 2019, 2018 and 2017, we recorded charges to adjust our inventory and customer service inventory due to excess and obsolete inventory resulting from lower sales forecasts, product transitioning or discontinuance. Such (recovery) charges incurred during fiscal 2019, 2018 and 2017 were classified in cost of product sales as follows:

	Fiscal Year
(In thousands)	2019	2018	2017
Excess and obsolete inventory (recovery) charges	$(352)	$(443)	$39
Customer service inventory write-downs	905	807	1,098
	$553	$364	$1,137
As % of revenue	0.2%	0.2%	0.5%
Property, Plant and Equipment, net
Our property, plant and equipment, net is summarized below:

(In thousands)	June 28, 2019	June 29, 2018
Land	$710	$710
Buildings and leasehold improvements	11,668	11,597
Software	17,556	15,498
Machinery and equipment	49,733	48,076
	79,667	75,881
Less accumulated depreciation and amortization	(62,412)	(58,702)
	$17,255	$17,179
Included in the total plant, property and equipment above were $2.8 million and $3.5 million of assets in progress which have not been placed in service as of June 28, 2019 and June 29, 2018, respectively. Depreciation and amortization expense related to property, plant and equipment, including amortization of internal use software and capital lease equipment, was $4.5 million, $5.2 million and $5.8 million, respectively, in fiscal 2019, 2018 and 2017.
Accrued Expenses
Our accrued expenses are summarized below:

(In thousands)	June 28, 2019	June 29, 2018
Accrued compensation and benefits	$7,583	$8,574
Accrued agent commissions	2,035	1,774
Accrued warranties	3,323	3,196
Other	9,614	12,320
	$22,555	$25,864
We accrue for the estimated cost to repair or replace products under warranty. Changes in our warranty liability, which is included as a component of accrued expenses in the consolidated balance sheets, were as follows:

	Fiscal Year
(In thousands)	2019	2018	2017
Balance as of the beginning of the fiscal year	$3,196	$3,056	$3,944
Warranty provision recorded during the period	1,974	2,529	1,604
Consumption during the period	(1,847)	(2,389)	(2,492)
Balance as of the end of the period	$3,323	$3,196	$3,056
Advance payments and Unearned Income
Our advance payments and unearned income are summarized below:

(In thousands)	June 28, 2019	June 29, 2018
Advance payments	$1,534	$7,151
Unearned income	12,428	12,149
	$13,962	$19,300
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
The carrying amounts, estimated fair values and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of June 28, 2019 and June 29, 2018 were as follows:

	June 28, 2019		June 29, 2018
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Cash and cash equivalents:
Money market funds	$15,121	$15,121	$13,871	$13,871	Level 1
Bank certificates of deposit	$1,989	$1,989	$1,645	$1,645	Level 2
Liabilities:
Other accrued expenses:
Foreign exchange forward contracts	$7	$7	$158	$158	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items mainly are money market funds purchased from two major financial institutions. As of June 28, 2019, these money market funds were valued at $1.00 net asset value per share by these financial institutions.
We classify items in Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources are available with reasonable levels of price transparency. Our bank certificates of deposit and foreign exchange forward contracts are classified within Level 2. Foreign currency forward contracts are measured at fair value using observable foreign currency exchange rates. The assets and liabilities related to our foreign currency forward contracts were not material as of June 28, 2019 and June 29, 2018. We did not have any recurring assets or liabilities that were valued using significant unobservable inputs.
Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During fiscal 2019, 2018 and 2017, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.
Note 6. Credit Facility and Debt
On June 10, 2019, we entered into Amendment No. 2 to Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Credit Facility”). The SVB Credit Facility expires on June 29, 2020. The SVB Credit Facility provides for a $25.0 million accounts receivable formula based revolving credit facility that can be borrowed by our U.S. company, with a $25.0 million sublimit that can be borrowed by our Singapore subsidiary. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of the borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the accounts receivable formula based revolving credit facility can also be utilized to issue letters of credit with a $12.0 million sublimit. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of June 28, 2019, available credit under the SVB Credit Facility was $15.1 million reflecting the calculated borrowing base of $25.0 million less existing borrowings of $9.0 million and outstanding letters of credit of $0.9 million.
The SVB Credit Facility carries an interest rate, at our option, computed (i) at the prime rate reported in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio; or (ii) if we satisfy a minimum adjusted quick ratio, a LIBOR rate determined in accordance with the SVB Credit Facility, plus a spread of 2.75%. Any outstanding Singapore subsidiary borrowed loans shall bear interest at an additional 2.00% above the applicable prime or LIBOR rate. During fiscal 2019, the weighted average interest rate on our outstanding loan was 5.91%. As of June 28, 2019 and June 29, 2018, our outstanding debt balance under the SVB Credit Facility was $9.0 million, and the interest rate was 6.00% and 5.50%, respectively.
The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with Silicon Valley Bank may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 5.00% above the applicable interest rate. As of June 28, 2019, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility. The $9.0 million borrowing was classified as a current liability as of June 28, 2019 and June 29, 2018. We repaid the $9.0 million outstanding as of June 28, 2019 in July 2019.
Note 7. Restructuring Activities
The following tables summarize our restructuring related activities during fiscal year 2019, 2018 and 2017:

(In thousands)	Severance and Benefits
	Fiscal 2018-2019 Plan	Fiscal 2016-2017 Plan	Fiscal 2015-2016 Plan	Fiscal 2013-2014 Plan	Total
Balance as of July 1, 2016	$—	$1,512	$357	$68	$1,937
Charges, net	—	345	36	—	381
Cash payments	—	(1,542)	(294)	(4)	(1,840)
Balance as of June 30, 2017	—	315	99	64	478
Charges, net	1,532	(5)	—	—	1,527
Cash payments	—	(295)	(66)	—	(361)
Foreign currency translation gain (loss)	—	(1)	3	—	2
Balance as of June 29, 2018	1,532	14	36	64	1,646
Charges, net	736	—	—	—	736
Cash payments	(1,245)	(12)	(36)	—	(1,293)
Balance as of June 28, 2019	$1,023	$2	$—	$64	$1,089

(In thousands)	Facilities and Other
	Fiscal 2015-2016 Plan	Fiscal 2014-2015 Plan	Fiscal 2013-2014 Plan	Total
Balance as of July 1, 2016	$550	$582	$1,746	$2,878
Charges, net	—	162	46	208
Cash payments	13	(576)	(1,287)	(1,850)
Balance as of June 30, 2017	563	168	505	1,236
Charges, net	(253)	1	4	(248)
Cash payments	(63)	(169)	(509)	(741)
Foreign currency translation gain	19	—	—	19
Balance as of June 29, 2018	266	—	—	266
Cash payments	(23)	—	—	(23)
Foreign currency translation gain	(5)	—	—	(5)
Balance as of June 28, 2019	$238	$—	$—	$238
As of June 28, 2019, $1.1 million of the accrual balance was in short-term restructuring liabilities while $0.2 million was included in other long-term liabilities on the consolidated balance sheets.
Fiscal 2018-2019 Plan
During the fourth quarter of fiscal 2018, our Board of Directors approved a restructuring plan (the “Fiscal 2018-2019 Plan”) to consolidate back-office support functions and align resources by geography to lower our expense structure. We completed the restructuring activities under the Fiscal 2018-2019 Plan at the end of fiscal 2019. Payments related to the accrued restructuring liability balance for this plan are expected to be fully paid in fiscal 2020.

Fiscal 2016-2017 Plan
During the fourth quarter of fiscal 2016, we initiated a restructuring plan (the “Fiscal 2016-2017 Plan”) to streamline our operations and align expenses with current revenue levels. Activities under the Fiscal 2016-2017 Plan primarily include reductions in workforce in marketing, selling and general and administrative functions. We completed the restructuring activities under the Fiscal 2016-2017 Plan by the end of fiscal 2017. Payments related to the accrued restructuring liability balance for this plan are expected to be fully paid in fiscal 2020.
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
Fiscal 2015-2016 Plan
In January 2018, we reached a settlement with certain foreign government for grant liabilities which allowed us to reduce our estimated payments relating to the fiscal 2014-2015 restructuring plan by $0.3 million. During the third quarter of fiscal 2015, with the intent to bring our operational cost structure in line with the changing dynamics of the microwave radio and telecommunications markets, we initiated a restructuring plan (the “Fiscal 2015-2016 Plan”) to lower fixed overhead costs and operating expenses and to preserve cash flow. Activities under the Fiscal 2015-2016 Plan primarily included reductions in workforce across the Company, but primarily in operations outside the United States. We completed the restructuring activities under the Fiscal 2015-2016 Plan as of July 1, 2016. Payments related to the accrued restructuring liability balance for this plan are expected to be paid in fiscal 2021.
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
Fiscal 2013-2014 Plan
During the fourth quarter of fiscal 2013, we initiated a restructuring plan (the “Fiscal 2013-2014 Plan”) that was intended to reduce our operating expenses primarily in North America, Europe and Asia. Activities under the Fiscal 2013-2014 Plan included reductions in workforce and facility downsizing of our Santa Clara, California headquarters and certain international field offices. We completed the restructuring activities under the Fiscal 2013-2014 Plan as of June 27, 2014. Payments related to the accrued restructuring liability balance for this plan are expected to be fully paid in fiscal 2020.
Note 8. Stockholders’ Equity
Stock Repurchase Program
In May 2018, our board of directors approved a repurchase program pursuant to which authorized repurchase of up to $7.5 million of our common stock.
The following table summarizes the repurchase of our common stock:

(In thousands, except share and per-share amounts)	Shares	Weighted Average Price Paid per Share	Aggregate purchase price
Fiscal 2019	156,269	$14.78	$2,309
Fiscal 2018	500	$15.54	$8

All repurchased shares were retired. As of June 28, 2019, $5.2 million remained available under our stock repurchase program.
Stock Incentive Programs
Stock Equity Plan
At June 28, 2019, we had one stock incentive plan for our employees and nonemployee directors, the 2018 Incentive Plan. The 2018 Incentive Plan (the “2018 Plan”) was approved by the stockholders’ at the fiscal year 2017 Annual Stockholders’ Meeting and it added 500,000 shares to the equity pool of shares available to grant to employees and nonemployee directors. The 2018 Plan replaced the 2007 Plan as our primary long-term incentive program (“LTIP”). The 2007 Plan was discontinued following stockholder approval of the 2018 Plan, but the outstanding awards under the 2007 Plan will continue to remain in effect in accordance with their terms; provided that, as shares are returned under the 2007 Plan upon cancellation, termination or otherwise of awards outstanding under the 2007 Plan, such shares will be available for grant under the 2018 Plan. The 2018 Plan provides for accelerated vesting of certain share-based awards if there is a change in control of the Company. The 2018 Plan also provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units.
Under the 2018 Plan, option exercise prices are equal to the fair market value on the date the options are granted using our closing stock price. After vesting, options generally may be exercised within seven years after the date of grant.
Restricted stock units are not transferable until vested and the restrictions lapse upon the achievement of continued employment or service over a specified time period. Restricted stock units issued to employees generally vest three years from the date of grant. Restricted stock units issued to non-executive board members annually generally vest on the day before the annual stockholders’ meeting.
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
We issue new shares of our common stock to our employees upon the exercise of stock options, vesting of restricted stock awards and units or vesting of performance share awards and units. All awards that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares under the 2018 Plan and made available for future grants. Shares of our common stock remaining available for future issuance under the 2018 Plan totaled 880,614 as of June 28, 2019.
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

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees are entitled to purchase shares of our common stock at a 5% discount from the fair market value at the end of a three-month purchase period. As of June 28, 2019, 58,846 shares were reserved for future issuances under the ESPP. We issued 1,171 shares under the ESPP during fiscal 2019.
Share-Based Compensation
Total following table presents the compensation expense for share-based awards included in our consolidated statements of operations for fiscal 2019, 2018 and 2017:

	Fiscal Year
(In thousands)	2019	2018	2017
By Expense Category:
Cost of product sales and services	$170	$201	$208
Research and development	150	147	138
Selling and administrative	1,403	2,009	1,765
Total share-based compensation expense	$1,723	$2,357	$2,111
By Types of Award:
Options	$389	$139	$260
Restricted stock awards and units	879	1,696	1,473
Performance share awards and units and market-based stock units	455	522	378
Total share-based compensation expense	$1,723	$2,357	$2,111
The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted-average basis, by type of award:

	June 28, 2019
	Unamortized Expense	Weighted Average Remaining Recognition Period
	(In thousands)	(Years)
Options	$1,022	2.19
Restricted stock awards and units	$258	0.31
Performance share awards and units	$373	1.27

Stock Options
A summary of the combined stock option activity under our equity plans during fiscal 2019 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	(In thousands)
Options outstanding as of June 29, 2018	336,185	$25.90	1.94	$81
Granted	156,466	$17.80
Exercised	(1,166)	$14.88
Forfeited	(19)	$14.88
Expired	(122,462)	$27.84
Options outstanding as of June 28, 2019	369,004	$21.85	3.37	$—
Options vested and expected to vest as of June 28, 2019	369,004	$21.85	3.37	$—
Options exercisable as of June 28, 2019	212,538	$24.84	1.30	$—
The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on June 28, 2019 of $13.70 and the exercise price for in-the-money options that would have been received by the optionees if all options had been exercised on June 28, 2019.
The fair value of each option grant under our 2018 Stock Plan was estimated using the Black-Scholes option pricing model on the date of grant. No options were granted during fiscal 2018 and fiscal 2017.
The following summarizes all of our stock options outstanding and exercisable as of June 28, 2019:

			Options Outstanding			Options Exercisable
Actual Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
				(Years)
$14.88	—	$15.60	69,868	2.22	$15.40	69,868	$15.40
$17.80	—	$17.80	156,466	6.19	$17.80	—	$—
$23.52	—	$30.72	77,386	0.75	$27.66	77,386	$27.66
$31.20	—	$31.20	63,099	0.97	$31.20	63,099	$31.20
$39.84	—	$39.84	291	0.53	$39.84	291	$39.84
$43.44	—	$43.44	1,894	0.58	$43.44	1,894	$43.44
$14.88	—	$43.44	369,004	3.37	$21.85	212,538	$24.84
Additional information related to our stock options is summarized below:

	Fiscal Year
(In thousands)	2019	2018	2017
Intrinsic value of options exercised	$2	$1	$3
Fair value of options vested	$23	$140	$654

Restricted Stock Awards and Units
A summary of the status of our restricted stock as of June 28, 2019 and changes during fiscal 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding as of June 29, 2018	363,177	$10.96
Granted	15,584	$14.71
Vested and released	(177,186)	$12.49
Forfeited	(30,008)	$9.86
Restricted stock outstanding as of June 28, 2019	171,567	$9.90
The fair value of each restricted stock grant is based on the closing price of our common stock on the date of grant. The total fair value of restricted stock that vested during fiscal 2019, 2018 and 2017 was $2.2 million, $0.4 million and $0.5 million, respectively.
Market-Based Stock Units
A summary of the status of our market-based stock units as of June 28, 2019 and changes during fiscal 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Market-based stock units outstanding as of June 29, 2018	96,089	$3.55
Forfeited	(96,089)	$3.55
Market-based stock units outstanding as of June 28, 2019	—
The fair value for each market-based stock unit with market condition was estimated using the Monte-Carlo simulation model and for each stock option the Black-Scholes option pricing model was used. A summary of the significant weighted average assumptions we used is as follows:

	Fiscal Year
	2019	2018	2017
Expected Dividends	—%	N/A	—%
Expected volatility	59.0%	N/A	58.1%
Risk-free interest rate	2.80%	N/A	1.20%
Weighted average grant date fair value per share granted	$8.93	N/A	$6.83
The fair value of the market-based stock units with market condition criteria is expensed over the derived service period for each separate vesting tranche. If the derived service period is rendered, the total fair value of the award at the date of the grant is recognized as compensation expense even if the market condition is not achieved.
Performance Share Awards and Units
A summary of the status of our performance shares awards and units as of June 28, 2019 and changes during fiscal 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Performance share awards and units outstanding as of June 29, 2018	72,941	$9.18
Granted	78,236	$17.80
Released	(26,580)	$9.18
Performance share awards and units outstanding as of June 28, 2019	124,597	$14.59
No performance share awards or units vested during fiscal 2018.
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
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for 2019, 2018 and 2017 were as follows:

	Fiscal Year
(In thousands)	2019	2018	2017
North America	$132,884	$131,078	$132,078
Africa and Middle East	48,305	58,459	60,150
Europe and Russia	16,933	18,205	14,128
Latin America and Asia Pacific	45,736	34,764	35,518
Total Revenue	$243,858	$242,506	$241,874
Revenue by country comprising more than 5% of our total revenue for fiscal 2019, 2018 and 2017 were as follows:

(In thousands, except percentages)	Revenue	% of Total Revenue
Fiscal 2019:
United States	$129,929	53.3%
Philippines	$24,368	10.0%
Fiscal 2018:
United States	$128,269	52.9%
South Africa	$13,929	5.7%
Philippines	$13,838	5.7%
Fiscal 2017:
United States	$127,889	52.9%
Nigeria	$18,147	7.5%
Philippines	$13,733	5.7%

Our long-lived assets, consisting primarily of property, plant and equipment, by geographic areas based on the physical location of the assets as of June 28, 2019 and June 29, 2018 were as follows:

(In thousands)	June 28, 2019	June 29, 2018
United States	$4,984	$5,084
United Kingdom	2,654	2,708
New Zealand	8,368	7,747
Other countries	1,249	1,640
Total	$17,255	$17,179
Note 10. Income Taxes
Income (loss) before provision for income taxes during fiscal year 2019, 2018 and 2017 consisted of the following:

	Fiscal Year
(In thousands)	2019	2018	2017
United States	$5,827	$7,718	$10,979
Foreign	(4,277)	(6,452)	(11,584)
Total income (loss) before income taxes	$1,550	$1,266	$(605)
Provision for (benefit from) income taxes from continuing operations for fiscal year 2019, 2018 and 2017 were summarized as follows:

	Fiscal Year
(In thousands)	2019	2018	2017
Current provision (benefit):
Federal	$—	$—	$(14)
Foreign	527	2,043	(52)
State and local	45	76	7
	572	2,119	(59)
Deferred provision (benefit):
Federal	(7,482)	(3,397)	168
Foreign	(1,278)	242	(93)
	(8,760)	(3,155)	75
Total (benefit from) provision for income taxes	$(8,188)	$(1,036)	$16

The provision for (benefit from) income taxes differed from the amount computed by applying the federal statutory rate of 21.0%, 28.1% and 35% for fiscal 2019, 2018 and 2017, respectively, to our income before provision for income taxes as follows:

	Fiscal Year
(In thousands)	2019	2018	2017
Tax provision (benefit) at statutory rate	$308	$442	$(196)
Valuation allowances	(12,743)	(53,308)	(1,346)
Non-deductible expenses	664	348	628
State and local taxes, net of U.S. federal tax benefit	2,008	441	358
Foreign income taxed at rates less than the U.S. statutory rate	1,488	22	2,062
Tax credit/deductions - generated and expired	1,938	—	—
Foreign withholding taxes	911	1,287	1,116
Brazil withholding tax receivable	(1,877)	—	—
Singapore refund	—	(1,325)	(3,778)
Change in uncertain tax positions	859	508	1,173
Impact from tax reform	—	50,115	—
Other	(1,744)	434	(1)
Total (benefit from) provision for income taxes	$(8,188)	$(1,036)	$16
Our (benefit from) provision for income taxes was $8.2 million of benefit for fiscal 2019, $1.0 million of benefit for fiscal 2018 and $16 thousand of expense for fiscal 2017. Our tax benefit for fiscal 2019 was primarily due to the release of certain U.S. federal and state valuation allowances of $7.5 million and refundable foreign withholding tax credit, partially offset by losses in tax jurisdictions in which we cannot recognize tax benefits. During the first quarter of fiscal 2019, we received notification from the Department of Federal Revenue of Brazil that our withholding tax refund request had been approved. We recorded a net discrete income tax benefit of $1.6 million for the release of valuation allowance previously recorded as a deferred tax asset for the withholding tax credits. This consisted of an income tax benefit of $1.9 million for the refundable withholding tax credit, less tax expense of $0.3 million from recognizing an ASC 740-10 reserve previously recorded as a reduction to the withholding tax credits.
During fiscal 2018, we received a refund of $1.3 million from the Inland Revenue Authority of Singapore (“IRAS”) related to a $13.2 million tax assessment we paid in fiscal year 2014. The tax refund was recorded as a discrete tax benefit during the year the payment was received. During fiscal 2018, we recorded a valuation allowance release of $3.3 million related to refundable alternative minimum tax credit under the Tax Cuts and Jobs Act (the “2017 Tax Act”). We expect to receive the refund of this tax benefit starting in our fiscal year 2021. The 2017 Tax Act reduced the corporate tax rate from 35% to 21%, effective January 1, 2018. Since we have a fiscal year end during the middle of the calendar year, it is subject to rules relating to transitional tax rates. As a result, our fiscal 2018 federal statutory rate was a blended rate of 28.1%.

The components of deferred tax assets and liabilities were as follows:

(In thousands)	June 28, 2019	June 29, 2018
Deferred tax assets:
Inventory	$1,032	$2,145
Accruals and reserves	1,127	999
Bad debts	98	285
Amortization	1,916	1,984
Stock compensation	(13)	1,646
Deferred revenue	2,583	1,896
Unrealized exchange gain/loss	(44)	11
Other	4,587	3,335
Tax credit carryforwards	6,105	9,887
Tax loss carryforwards	141,409	141,972
Total deferred tax assets before valuation allowance	158,800	164,160
Valuation allowance	(143,583)	(157,283)
Total deferred tax assets	15,217	6,877
Deferred tax liabilities:
Branch undistributed earnings reserve	801	796
Depreciation	1,681	1,491
Other	249	283
Total deferred tax liabilities	2,731	2,570
Net deferred tax assets	$12,486	$4,307

As Reported on the Consolidated Balance Sheets
Deferred income tax assets	$13,864	$5,600
Deferred income tax liabilities	1,378	1,293
Total net deferred income tax assets	$12,486	$4,307
Our valuation allowance related to deferred income taxes, as reflected in our consolidated balance sheets, was $143.6 million as of June 28, 2019 and $157.3 million as of June 29, 2018. The change in valuation allowance for June 28, 2019 and June 29, 2018 was a decrease of $13.7 million and $40.7 million, as revised for the correction of immaterial items described below, respectively. The decrease in the valuation allowance in fiscal 2019 was primarily due to the release of certain U.S. federal, state, and foreign valuation allowances, partially offset by losses in tax jurisdictions in which we cannot recognize tax benefits.
We corrected the prior year balance of deferred tax assets relating to tax loss carryforwards as well as the valuation allowance related to those assets by an equal and offsetting amount. The tax loss carryforwards and valuation allowance as of June 29, 2018 have both been increased in the table above by $19.0 million relating to L3 Harris Technologies, Inc. (“formerly Harris”) tax loss carryforwards from a tax sharing agreement (see below) which had previously been reflected on a net basis. We carry a full valuation allowance against these Harris tax loss carryforwards, therefore these immaterial adjustments to the disclosures had no effect on the consolidated balance sheets, statements of operations and cash flows for any periods presented.
We entered into a tax sharing agreement with Harris effective on January 26, 2007, the date of the acquisition of Stratex. The tax sharing agreement addresses, among other things, the settlement process associated with pre-merger tax liabilities and tax attributes, including tax loss carryforwards that are attributable to the Microwave Communication Division when it was a division of Harris. There were no settlement payments recorded since the acquisition date.
Realization of deferred tax assets is dependent upon future earnings in applicable tax jurisdictions. In the past, due to our U.S. operating losses in previous years and continuing U.S. earnings volatility which did not allow sustainable profitability, we had established and maintained a full valuation allowance for our U.S. deferred tax assets. While there has been a trend of positive evidence that has been strengthening in recent years, it was not sufficiently persuasive to outweigh the negative evidence in future periods. During the third quarter of fiscal 2019, we generated our third consecutive profitable year from a U.S. pre-tax book income perspective. Accordingly, we determined that it was more likely than not that we will realize a portion of our U.S. deferred tax assets, primarily relating to certain net operating loss carryforwards and current temporary differences. The positive evidence as of March 29, 2019, which outweighed the negative evidence to release a portion of the valuation allowance, included our fiscal 2019 and three-year cumulative U.S. profitability driven by continued demand for our products in North America that have historically resulted in higher margins than international sales, reductions in operating expenses resulting from our previous restructurings, and our forecasted U.S. operating profits in future periods. The negative evidence primarily relates to certain net operating loss carryforwards and credits that are expected to expire prior to utilization. We believed that our positive evidence is strong. The improved financial performance as it relates to U.S. profitability in recent years is an objectively verifiable piece of positive evidence and is the result of a number of factors which have been present to a greater or lesser extent in prior years but have only recently gathered sufficient weight to deliver objectively verifiable, consistent U.S. pre-tax book profits. In performing our analysis, we used the most updated plans and estimates that we currently use to manage the underlying business and calculated the utilization of our deferred tax assets. Accordingly, during fiscal 2019, we released $7.5 million of valuation allowance as a discrete item on certain deferred tax assets. During fiscal 2018, we released $3.4 million of valuation allowance as a discrete item related to refundable alternative minimum tax credit under the Tax Cuts and Jobs Act. The remaining valuation allowance relates to deferred tax assets, for which we believe it is not more likely than not to be realized in future periods.
Tax loss and credit carryforwards as of June 28, 2019 have expiration dates ranging between one year and no expiration in certain instances. The amount of U.S. federal tax loss carryforwards as of June 28, 2019 and June 29, 2018 were $408.2 million ($329.7 million and $78.5 million related to Harris tax attributes) and $408.9 million ($332.5 million and $76.4 million to Harris tax attributes), respectively, and begin to expire in fiscal 2023. The amount of U.S. federal and state tax credit carryforwards as of June 28, 2019 was $8.7 million, and certain credits will begin to expire in fiscal 2020. The amount of foreign tax loss carryforwards as of June 28, 2019 was $212.8 million and certain losses begin to expire in fiscal 2020. The amount of foreign tax credit carryforwards as of June 28, 2019 were $2.6 million, and certain credits will begin to expire in fiscal 2023.
United States income taxes have not been provided on basis differences in foreign subsidiaries of $0.8 million and $0.6 million, respectively, as of June 28, 2019 and June 29, 2018, because of our intention to reinvest these earnings indefinitely. The residual U.S. tax liability, if such amounts were remitted, would be nominal.
As of June 28, 2019 and June 29, 2018, we had unrecognized tax benefits of $16.5 million and $16.1 million, respectively, for various federal, foreign, and state income tax matters. Unrecognized tax benefits increased by $0.4 million. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $3.6 million and $2.9 million, respectively, as of June 28, 2019 and June 29, 2018. These unrecognized tax benefits are presented on the accompanying consolidated balance sheets net of the tax effects of net operating loss carryforwards.
We account for interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. The interest accrued was $0.3 million as of June 28, 2019 and $0.3 million as of June 29, 2018. No penalties have been accrued.

Our unrecognized tax benefit activity for fiscal 2019, 2018 and 2017 was as follows:

(In thousands)	Amount
Unrecognized tax benefit as of July 1, 2016	$27,038
Additions for tax positions in prior periods	626
Additions for tax positions in current periods	831
Decreases for tax positions in prior periods	(9,279)
Decreases related to change of foreign exchange rate	(477)
Unrecognized tax benefit as of June 30, 2017	18,739
Additions for tax positions in prior periods	509
Additions for tax positions in current periods	349
Decreases for tax positions in prior periods	(3,481)
Decreases related to change of foreign exchange rate	31
Unrecognized tax benefit as of June 29, 2018	16,147
Additions for tax positions in prior periods	287
Additions for tax positions in current periods	1,501
Decreases for tax positions in prior periods	(1,451)
Decreases related to change of foreign exchange rate	33
Unrecognized tax benefit as of June 28, 2019	$16,517
We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions that are open and subject to potential audits include the U.S., Singapore, Nigeria, Saudi Arabia and the Ivory Coast. The earliest years for these jurisdictions are as follows: U.S. - 2003; Singapore - 2011; Nigeria - 2006: Saudi Arabia - 2010, and Ivory Coast - 2016.
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
For tax years beginning after December 31, 2017, the Tax Act introduced new provisions of U.S. taxation of certain Global Intangible Low-Taxed Income (GILTI). As of June 28, 2019, we have made a policy election to account for taxes on GILTI using the period cost method. For fiscal 2019, we did not generate a GILTI inclusion due to an overall net loss for our foreign subsidiaries.
Note 11. Commitments and Contingencies
Operating Lease Commitments

We lease office and manufacturing facilities under non-cancelable operating leases expiring at various dates through 2028. We lease approximately 19,000 square feet of office space in Milpitas, California as our corporate headquarters with a term of 60 months. As of June 28, 2019, future minimum lease payments for our Milpitas headquarters total $0.7 million.
As of June 28, 2019, our future minimum lease payments under all non-cancelable operating leases with an initial lease term in excess of one year were as follows:

Fiscal Years	Amount
(In thousands)
2020	$2,052
2021	1,268
2022	456
2023	243
2024	249
Thereafter	2,090
Total	$6,358
These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We sublease a portion of our facilities to third parties and the total minimum rents to be received in the future under our non-cancelable subleases were $0.1 million as of June 28, 2019. The future minimum lease payments are not reduced by the minimum sublease rents.
Rental expense for operating leases, including rentals on a month-to-month basis was $3.7 million, $3.7 million and $4.0 million in fiscal 2019, 2018 and 2017, respectively.
Purchase Orders and Other Commitments
From time to time in the normal course of business, we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of June 28, 2019, we had outstanding purchase obligations with our suppliers or contract manufacturers of $16.3 million. In addition, we had contractual obligations of approximately $3.1 million associated with software as a service and software maintenance support as of June 28, 2019.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of June 28, 2019, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of June 28, 2019, we had commercial commitments of $60.5 million outstanding that were not recorded on our consolidated balance sheets. During the second quarter of fiscal 2017, we recorded a payout in cost of revenues of $0.4 million on the performance guarantees to a contractor in the Middle East region. We believe the customer improperly drew down on the performance bond and intend to pursue all remedies available to recover the payment. We do not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on the performance guarantees in the future.
Indemnifications

Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our products infringe the intellectual property rights of a third party. As of June 28, 2019, we have not received any notice that any customer is subject to an infringement claim arising from the use of our products; we have not received any request to defend any customers from infringement claims arising from the use of our products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of June 28, 2019, we had not recorded any liabilities related to these indemnifications.
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

Note 12. Quarterly Financial Data (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Our fiscal quarters end on the Friday nearest the end of the calendar quarter. Summarized quarterly data for fiscal 2019 and 2018 were as follows:

(In thousands, except per share amounts)	Q1 Ended 9/28/2018	Q2 Ended 12/28/2018	Q3 Ended 3/29/2019	Q4 Ended 6/28/2019
Fiscal 2019
Revenue	$60,504	$65,088	$54,037	$64,229
Gross margin	17,925	22,490	16,255	22,600
Operating (loss) income	(1,514)	2,883	(2,503)	2,502
Net (loss) income	(750)	2,310	4,339	3,839
Net (loss) income attributable to Aviat Networks	(750)	2,310	4,339	3,839
Per share data:
Basic net (loss) income per common share	$(0.14)	$0.43	$0.81	$0.71
Diluted net (loss) income per common share	(0.14)	0.41	0.78	0.69

(In thousands, except per share amounts)	Q1 Ended 9/29/2017	Q2 Ended 12/29/2017	Q3 Ended 3/30/2018	Q4 Ended 6/29/2018
Fiscal 2018
Revenue	$56,182	$61,723	$62,093	$62,508
Gross margin	17,296	21,890	18,132	23,185
Operating (loss) income	(1,226)	2,894	(1,365)	1,014
Net (loss) income	(565)	5,351	(2,390)	(94)
Net (loss) income attributable to Aviat Networks	(657)	5,071	(2,623)	54
Per share data:
Basic net (loss) income per common share	$(0.12)	$0.95	$(0.49)	$0.01
Diluted net (loss) income per common share	(0.12)	0.90	(0.49)	0.01

The following tables summarize charges (recoveries) included in our results of operations for each of the fiscal quarters presented:

(In thousands)	Q1 Ended 9/28/2018	Q2 Ended 12/28/2018	Q3 Ended 3/29/2019	Q4 Ended 6/28/2019
Fiscal 2019
Restructuring charges (recovery)	$796	$—	$—	$(60)
WTM inventory recovery	(88)	(2)	—	(65)
Strategic alternative costs	—	—	491	102
Tax receivable from Department of Federal Revenue of Brazil	(1,646)	—	—	—
Release of valuation allowance	—	—	(7,054)	(432)

(In thousands)	Q1 Ended 9/29/2017	Q2 Ended 12/29/2017	Q3 Ended 3/30/2018	Q4 Ended 6/29/2018
Fiscal 2018
Restructuring charges (recovery)	$2	$(252)	$(2)	$1,531
Nigeria foreign exchange loss on dividend receivable	1	136	51	—
WTM inventory recovery	(9)	(181)	(127)	(195)
Strategic alternative costs	394	483	43	—
AMT credit related to valuation allowance release	—	(3,303)	—	—
Tax refund from Inland Revenue Authority of Singapore	(1,322)	—	—	—
Note 13. Subsequent Event
On August 21, 2019 our Board of Directors approved a restructuring plan (the “2020 Plan”) to primarily consolidate product development, right size our resources to support our International business and other support functions. The 2020 Plan is anticipated to entail a reduction in force of approximately 48 employees to be implemented during our fiscal 2020 while adding certain employees in key areas. We estimate our restructuring charges will be approximately $1.7 million, the majority of which are expected to be incurred in the first half of fiscal 2020, relating to one-time severance charges, continuation of health benefits and outplacement services. We anticipate we will generate approximately $1.7 million in annualized savings in fiscal 2021. The majority of these savings will be allocated to growth-related initiatives.
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

Changes in Internal Controls Over Financial Reporting
There were no changes to our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended June 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management, including our CEO and PFO, assessed our internal control over financial reporting as of June 28, 2019, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
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
Item 9B. Other Information
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement with the SEC within 120 days after the end of our fiscal year ended June 28, 2019.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report.
1. Financial Statements
The financial statements of Aviat Networks, Inc. are set forth in Item 8 of this Annual Report on Form 10-K.
2. Financial Statement Schedules

Schedule	Page
Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended June 28, 2019	86
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

AVIAT NETWORKS, INC. (Registrant)

Date:	August 27, 2019	By:	/s/ Walter Stanley Gallagher, Jr.
Walter Stanley Gallagher, Jr.
Senior Vice President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Pangia	President and Chief Executive Officer (Principal Executive Officer)	August 27, 2019
Michael A. Pangia

/s/ Walter Stanley Gallagher, Jr.	Senior Vice President and Chief Operating Officer (Principal Financial Officer)	August 27, 2019
Walter Stanley Gallagher, Jr.

/s/ Eric Chang	Vice President, Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)	August 27, 2019
Eric Chang

/s/ John Mutch	Chairman of the Board	August 27, 2019
John Mutch

/s/ Kenneth Kong	Director	August 27, 2019
Kenneth Kong

/s/ John Quicke	Director	August 27, 2019
John Quicke

/s/ James C. Stoffel	Director	August 27, 2019
James C. Stoffel

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
AVIAT NETWORKS, INC.
Years Ended June 28, 2019, June 29, 2018 and June 30, 2017

(In thousands)	Balance at Beginning of Period	Charged to (Credit from) Costs and Expenses	Deductions		Balance at End of Period
Allowances for collection losses:
Year ended June 28, 2019	$1,588	$120	$106	(A)	$1,602
Year ended June 29, 2018	$3,919	$(513)	$1,818	(B)	$1,588
Year ended June 30, 2017	$7,967	$(484)	$3,564	(C)	$3,919
 ____________________________
Note A - Consisted of changes to allowance for collection losses of $0 for foreign currency translation gain and $107,000 for uncollectible accounts charged off, net of recoveries on accounts previously charged off.
Note B - Consisted of changes to allowance for collection losses of $3,000 for foreign currency translation gain and $1,820,000 for uncollectible accounts charged off, net of recoveries on accounts previously charged off.
Note C - Consisted of changes to allowance for collection losses of $607,000 for foreign currency translation losses and $4,172,000 for uncollectible accounts charged off, net of recoveries on accounts previously charged off.

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
10.1
Letter Agreement, dated September 13, 2016, among Aviat Networks, Inc., JDS 1, LLC, Julian Singer and David S. Oros (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 15, 2016 and to Exhibit 10.1 to the Current Report Form 8-K/A filed with the SEC on September 16, 2016, File No. 001-33278)

10.2
Intellectual Property Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 1, 2007, File No. 001-33278)

10.3
Tax Sharing Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on February 1, 2007, File No. 001-33278)

10.4*
Standard Form of Executive Employment Agreement between Harris Stratex Networks, Inc. and certain executives (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on February 1, 2007, File No. 001-33278)

10.5
Aviat Networks, Inc. 2007 Stock Equity Plan (as Amended and Restated Effective November 13, 2015) (incorporated by reference to Appendix A to Schedule 14A filed with the SEC on October 1, 2015, File No. 001-33278)

10.6
Third Amended and Restated Loan and Security Agreement, dated as of June 29, 2018, by and among Aviat Networks, Inc., Aviat U.S. Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley bank (incorporated by reference to Exhibit 10.1 to the Current Report on Forms 8-K filed with the SEC on June 29, 2018, File No. 001-33278)

10.6.1
Amended #1 to Third Amended and Restated Loan and Security Agreement, dated as of September 28, 2018, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Forms 8-K filed with the SEC on October 4, 2018, File No. 001-33278)

10.6.2
Amended #2 to Third Amended and Restated Loan and Security Agreement, dated as of June 10, 2019, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Forms 8-K filed with the SEC on June 12, 2019, File No. 001-33278)

Ex. #	Description

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