Form 10-Q
period 2019-09-27
AVIAT NETWORKS, INC.
filed 2019-11-07
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	AVNW	The Nasdaq Global Select Market
The number of shares outstanding of the registrant’s Common Stock as of October 31, 2019 was 5,426,886 shares.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 27, 2019

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and par value amounts)	September 27, 2019	June 28, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$34,485	$31,946
Accounts receivable, net	43,198	51,937
Unbilled receivables	30,378	27,780
Inventories	11,111	8,573
Customer service inventories	1,077	936
Other current assets	5,718	4,825
Total current assets	125,967	125,997
Property, plant and equipment, net	17,478	17,255
Deferred income taxes	13,930	13,864
Right of use assets	6,696	—
Other assets	12,262	12,077
TOTAL ASSETS	$176,333	$169,193
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$9,000	$9,000
Accounts payable	31,834	35,605
Accrued expenses	23,284	22,555
Short-term lease liabilities	4,194	—
Advance payments and unearned revenue	18,030	13,962
Restructuring liabilities	1,975	1,089
Total current liabilities	88,317	82,211
Unearned revenue	8,859	9,662
Long-term lease liabilities	2,806	—
Other long-term liabilities	610	820
Reserve for uncertain tax positions	4,957	3,606
Deferred income taxes	810	1,378
Total liabilities	106,359	97,677
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 5,444,671 shares issued and outstanding at September 27, 2019; 5,359,695 shares issued and outstanding at June 28, 2019	54	54
Additional paid-in-capital	814,113	815,196
Accumulated deficit	(730,944)	(730,998)
Accumulated other comprehensive loss	(13,249)	(12,736)
Total equity	69,974	71,516
TOTAL LIABILITIES AND EQUITY	$176,333	$169,193
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	September 27, 2019	September 28, 2018
Revenues:
Revenue from product sales	$36,594	$39,125
Revenue from services	22,020	21,379
Total revenues	58,614	60,504
Cost of revenues:
Cost of product sales	20,822	26,799
Cost of services	15,236	15,780
Total cost of revenues	36,058	42,579
Gross margin	22,556	17,925
Operating expenses:
Research and development expenses	5,216	4,937
Selling and administrative expenses	14,644	13,706
Restructuring charges	1,177	796
Total operating expenses	21,037	19,439
Operating income (loss)	1,519	(1,514)
Interest income	86	51
Interest expense	(3)	(5)
Income (loss) before income taxes	1,602	(1,468)
Provision for (benefit from) income taxes	1,548	(718)
Net income (loss)	$54	$(750)

Net income (loss) per share of common stock outstanding:
Basic	$0.01	$(0.14)
Diluted	$0.01	$(0.14)
Weighted-average shares outstanding:
Basic	5,347	5,366
Diluted	5,530	5,366
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
(In thousands)	September 27, 2019	September 28, 2018
Net income (loss)	$54	$(750)
Other comprehensive loss:
Net change in cumulative translation adjustments	(513)	(120)
Other comprehensive loss	(513)	(120)
Comprehensive loss	$(459)	$(870)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	September 27, 2019	September 28, 2018
Operating Activities
Net income (loss)	$54	$(750)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	1,038	1,288
Recovery from uncollectible receivables	(35)	(102)
Share-based compensation	407	436
Deferred tax assets, net	(634)	227
Charges for inventory and customer service inventory write-downs	337	177
Loss on disposition of property, plant and equipment, net	3	8
Changes in operating assets and liabilities:
Accounts receivable	8,570	(5,693)
Unbilled receivables	(2,594)	(5,875)
Inventories	(2,665)	951
Customer service inventories	(326)	(23)
Accounts payable	(3,779)	3,022
Accrued expenses	540	(447)
Advance payments and unearned revenue	3,152	1,728
Income taxes payable or receivable	1,803	344
Other assets and liabilities	(222)	(2,101)
Net cash provided by (used in) operating activities	5,649	(6,810)
Investing Activities
Payments for acquisition of property, plant and equipment	(1,302)	(1,802)
Net cash used in investing activities	(1,302)	(1,802)
Financing Activities
Proceeds from borrowings	9,000	9,000
Repayments of borrowings	(9,000)	(9,000)
Payments for repurchase of Company stock	(748)	(389)
Payments for taxes related to net settlement of equity awards	(746)	—
Proceeds from issuance of common stock under employee stock plans	4	10
Net cash used in financing activities	(1,490)	(379)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(318)	(67)
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,539	(9,058)
Cash, cash equivalents, and restricted cash, beginning of period	32,201	37,764
Cash, cash equivalents, and restricted cash, end of period	$34,740	$28,706

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended September 27, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of June 28, 2019	5,359,695	$54	$815,196	$(730,998)	$(12,736)	$71,516
Net income	—	—	—	54	—	54
Other comprehensive loss, net of tax	—	—	—	—	(513)	(513)
Issuance of common stock under employee stock plans	192,812	2	2	—	—	4
Shares withheld for taxes related to vesting of equity awards	(52,384)	(1)	(745)	—	—	(746)
Stock repurchase	(55,452)	(1)	(747)	—	—	(748)
Share-based compensation	—	—	407	—	—	407
Balance as of September 27, 2019	5,444,671	$54	$814,113	$(730,944)	$(13,249)	$69,974

	Three Months Ended September 28, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of June 29, 2018	5,351,155	$54	$816,426	$(746,359)	$(12,605)	$57,516
Cumulative-effect adjustment for ASC Topic 606	—	—	—	5,622	—	5,622
Net loss	—	—	—	(750)	—	(750)
Other comprehensive loss, net of tax	—	—	—	—	(120)	(120)
Issuance of common stock under employee stock plans	22,202	—	10	—	—	10
Stock repurchase	(23,579)	(1)	(389)	—	—	(390)
Share-based compensation	—	—	436	—	—	436
Balance as of September 28, 2018	5,349,778	$53	$816,483	$(741,487)	$(12,725)	$62,324

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. The Company and Basis of Presentation
The Company
Aviat Networks, Inc. (the “Company,” “we,” “us,” and “our”) designs, manufactures, and sells a range of wireless networking solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies, and broadcast system operators across the globe. Due to the volume of our international sales, especially in developing countries, we may be susceptible to a number of political, economic, and geographic risks that could harm our business as outlined in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 28, 2019. Our products include broadband wireless access base stations and customer premises equipment for fixed and mobile, point-to-point digital microwave radio systems for access, backhaul, trunking, and license-exempt applications, supporting new network deployments, network expansion, and capacity upgrades.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of our management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the three months ended September 27, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2019.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated.
We operate on a 52-week or 53-week year ending on the Friday closest to June 30. The first quarter of fiscal 2020 and fiscal 2019 included 13 weeks in each quarter. Fiscal year 2020 will be comprised of 53 weeks and will end on July 3, 2020.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates, assumptions and judgments affecting the amounts reported and related disclosures. Estimates are based upon historical factors, current circumstances and the experience and judgment of our management. We evaluate our estimates and assumptions on an ongoing basis and may employ outside experts to assist us in making these evaluations. Changes in such estimates, based on more accurate information, or different assumptions or conditions, may affect amounts reported in future periods. Such estimates affect significant items, including revenue recognition, provision for uncollectible receivables, inventory valuation, valuation allowances for deferred tax assets, uncertainties in income taxes, lease liabilities, restructuring obligations, product warranty obligations, share-based awards, contingencies, recoverability of long-lived assets and useful lives of property, plant and equipment.
Summary of Significant Accounting Policies
There have been no material changes in our significant accounting policies as of and for the three months ended September 27, 2019, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 28, 2019, with the exception of our adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02) (“ASC 842”). See Note 4, “Leases” to the Notes to unaudited condensed consolidated financial statements for discussion of the impact of the adoption of this standard on our policies for leases.

Accounting Standards Adopted
In February 2016, the FASB issued ASC 842, which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. We adopted ASC 842, effective June 29, 2019, using the modified retrospective transition method with the cumulative effect recognized as an adjustment to the opening balance of our accumulated deficit. Prior-period financial statements were not retrospectively restated. We elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification, assessment on whether a contract was or contains a lease, and initial direct costs for leases that existed prior to June 28, 2019. We also elected not to recognize right-of-use (“ROU”) assets and lease liabilities for leases with an initial term of 12 months or less. We elected not to apply the hindsight practical expedient when determining lease term and assessing impairment of ROU assets. See Note 4, “Leases” to the Notes to our unaudited condensed consolidated financial statements for more information.
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation: Improvement to Nonemployees Share-Based Payment Accounting (ASU 2018-07), which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. This ASU is effective for fiscal years beginning after December 15, 2018. We adopted this update during the first quarter of fiscal 2020. The adoption had no material impact on our unaudited condensed consolidated financial statements.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). The update eliminates, adds, and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 will be effective for us in our first quarter of fiscal 2021 and early adoption is permitted of the entire standard or only the provisions that eliminate or modify disclosure requirements. We are evaluating the impact the adoption of ASU 2018-13 will have on our unaudited condensed consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 will be effective for us in our first quarter of fiscal 2021, and earlier adoption is permitted. We are evaluating the impact the adoption of Topic 326 will have on our unaudited condensed consolidated financial statements.
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

The following table presents the computation of basic and diluted net income (loss) per share attributable to our common stockholders:

	Three Months Ended
(In thousands, except per share amounts)	September 27, 2019	September 28, 2018
Numerator:
Net income (loss)	$54	$(750)

Denominator:
Weighted-average shares outstanding, basic	5,347	5,366
Effect of potentially dilutive equivalent shares	183	—
Weighted-average shares outstanding, diluted	5,530	5,366

Net income (loss) per share of common stock outstanding:
Basic	$0.01	$(0.14)
Diluted	$0.01	$(0.14)
The following table summarizes the weighted-average equity awards that were excluded from the diluted net income (loss) per share calculations since they were anti-dilutive:

	Three Months Ended
(In thousands)	September 27, 2019	September 28, 2018
Stock options	378	364
Restricted stock units and performance stock units	35	420
Total shares of common stock excluded	413	784

Note 3. Revenue Recognition

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

Bill-and-Hold Sales

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

We elected the practical expedient to expense sales commissions as incurred when the amortization period of the related asset is one year or less. These costs are recorded as sales and marketing expense and included on our unaudited condensed consolidated balance sheet as accrued expenses until paid. Our amortization expense was not material for the three months ended September 27, 2019.
Contract Balances, Performance Obligations, and Backlog

The following table provides information about receivables and liabilities from contracts with customers (in thousands):

	September 27, 2019	June 28, 2019
Contract Assets
Accounts receivable, net	$43,198	$51,937
Unbilled receivables	30,378	27,780
Capitalized commissions	933	955
Contract Liabilities
Advance payments and unearned revenue	18,030	13,962
Unearned revenue, long-term	8,859	9,662
Significant changes in contract balances may arise as a result of recognition over time for services, transfer of control for equipment, and periodic payments (both in arrears and in advance).
From time to time, we may experience unforeseen events that could result in a change to the scope or price associated with an arrangement. When such events occur, we update the transaction price and measure of progress for the performance obligation and recognize the change as a cumulative catch-up to revenue. Because of the nature and type of contracts we engage in, the timeframe to completion and satisfaction of current and future performance obligations can shift; however, this will have no impact on our future obligation to bill and collect.
As of September 27, 2019 we had $26.9 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 50% is expected to be recognized as revenue in fiscal 2020 and the remainder thereafter. During the three months ended September 27, 2019 we recognized approximately $3.2 million in maintenance service revenue which was included in advance payments and unearned revenue at the beginning of the reporting period.
Remaining Performance Obligations
The aggregate amount of transaction price allocated to our unsatisfied performance obligations (or partially unsatisfied) was approximately $76.4 million at September 27, 2019. Of this amount, we expect to recognize approximately 70% as revenue during the next 12 months, with the remaining amount to be recognized as revenue within two to five years.

Note 4. Leases
On June 29, 2019, the first day of our fiscal 2020, we adopted ASC 842 using the modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of accumulated deficit to be recognized on the date of adoption with prior periods not restated.
We lease facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 20 years and contain leasehold improvement incentives, rent holidays and escalation clauses. In addition, some of these leases have renewal options for up to 3 years.
We determine if an arrangement contains a lease at inception. These operating leases are included in "Right of use assets" on our September 27, 2019 unaudited condensed consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligation to make lease payments are included in "Short-term lease liabilities" and "Long-term lease liabilities" on our September 27, 2019 unaudited condensed consolidated balance sheets. We did not enter into any finance leases during the quarter ended September 27, 2019.
Operating lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we used the incremental borrowing rate based on the remaining lease term at commencement date in determining the present value of future payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives and initial direct costs incurred. Variable lease payments are expensed as incurred and are not included within the ROU asset and lease liability calculation. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Certain of our lease arrangements include non-lease components and we account for non-lease components together with lease components for all such lease arrangements.
Leases with an initial term of 12 months or less are not recorded on our balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.
Adoption of ASC 842
Upon our adoption of ASC 842, we recorded total ROU assets of $7.9 million, with corresponding liabilities of $8.3 million, on our unaudited condensed consolidated balance sheets. The ROU assets include adjustments for prepayments and accrued lease payments. The adoption did not impact our prior year condensed consolidated statements of operations and statements of cash flows. As of September 27, 2019, total ROU assets were approximately $6.7 million, and short-term lease liabilities and long-term lease liabilities were approximately $4.2 million and $2.8 million, respectively. Cash paid for lease liabilities was $1.3 million for the three months ended September 27, 2019.
The following summarizes our lease costs, lease term and discount rate for the three months ended September 27, 2019 (in thousands, except for weighted average):

Amount
(In thousands)
Operating lease costs	$320
Short-term lease costs	484
Variable lease costs	63
Total lease costs	$867

Weighted average remaining lease term	4.5 years
Weighted average discount rate	6.6%
As of September 27, 2019, our future minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year were as follows (in thousands):

Amount
(In thousands)
Remainder of 2020	$3,965
2021	1,505
2022	468
2023	230
2024	231
Thereafter	2,011
Total lease payments	8,410
Less: interest	(1,410)
Present value of lease liabilities	$7,000
Prior to our adoption of the new lease accounting standard, as of June 28, 2019, our future minimum lease payments under all non-cancelable operating leases were as follows:

Fiscal years	Amount
(In thousands)
2020	$2,052
2021	1,268
2022	456
2023	243
2024	249
Thereafter	2,090
Total	$6,358
Note 5. Balance Sheet Components
Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of our cash, cash equivalents, and restricted cash reported within our unaudited condensed consolidated balance sheets that reconciles to the corresponding amount in our unaudited condensed consolidated statement of cash flows:

(In thousands)	September 27, 2019	June 28, 2019
Cash and cash equivalents	$34,485	$31,946
Restricted cash included in other assets	255	255
Total cash, cash equivalents, and restricted cash in the Statement of Cash Flows	$34,740	$32,201
Accounts Receivable, net
Our net accounts receivable are summarized below:

(In thousands)	September 27, 2019	June 28, 2019
Accounts receivable	$44,735	$53,539
Less: Allowances for collection losses	(1,537)	(1,602)
Total accounts receivable, net	$43,198	$51,937
Inventories
Our inventories are summarized below:

(In thousands)	September 27, 2019	June 28, 2019
Finished products	$7,333	$4,894
Raw materials and supplies	3,778	3,679
Total inventories	$11,111	$8,573
Consigned inventories included within raw materials and supplies	$1,324	$1,649
We record recovery or charges to adjust our inventory and customer service inventory due to excess and obsolete inventory resulting from lower sales forecast, product transitioning, or discontinuance. During the three months ended September 27, 2019 and September 28, 2018, we recorded a net charge of $146,000 and a net recovery of $25,000, respectively, in each case related to previously reserved inventory due to sell through. Such recovery or charges during the three months ended September 27, 2019 and September 28, 2018 were classified in cost of product sales as follows:

	Three Months Ended
(In thousands)	September 27, 2019	September 28, 2018
Excess and obsolete inventory charges (recovery)	$146	$(25)
Customer service inventory write-downs	191	202
Total inventory charges	$337	$177
Property, Plant and Equipment, net
Our property, plant and equipment, net are summarized below:

(In thousands)	September 27, 2019	June 28, 2019
Land	$710	$710
Buildings and leasehold improvements	11,663	11,668
Software	17,663	17,556
Machinery and equipment	50,699	49,733
Total property, plant and equipment, gross	80,735	79,667
Less: Accumulated depreciation and amortization	(63,257)	(62,412)
Total property, plant and equipment, net	$17,478	$17,255

Included in the total plant, property and equipment above were $3.2 million and $2.8 million of assets in progress which have not been placed in service as of September 27, 2019 and June 28, 2019, respectively. Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was as follows:

	Three Months Ended
(In thousands)	September 27, 2019	September 28, 2018
Depreciation and amortization	$1,038	$1,288

Accrued Expenses
Our accrued expenses are summarized below:

(In thousands)	September 27, 2019	June 28, 2019
Accrued compensation and benefits	$8,223	$7,583
Accrued agent commissions	2,063	2,035
Accrued warranties	3,412	3,323
Other	9,586	9,614
Total accrued expenses	$23,284	$22,555
Accrued Warranties
We accrue for the estimated cost to repair or replace products under warranty. Changes in our warranty liability, which is included as a component of accrued expenses in our unaudited condensed consolidated balance sheets were as follows:

	Three Months Ended
(In thousands)	September 27, 2019	September 28, 2018
Balance as of the beginning of the period	$3,323	$3,196
Warranty provision recorded during the period	504	547
Consumption during the period	(415)	(527)
Balance as of the end of the period	$3,412	$3,216
Advance Payments and Unearned Revenue
Our advance payments and unearned revenue are summarized below:

(In thousands)	September 27, 2019	June 28, 2019
Advance payments	$4,173	$1,534
Unearned revenue	13,857	12,428
Total advance payments and unearned revenue	$18,030	$13,962
Excluded from the balances above are $8.9 million and $9.7 million in long-term unearned revenue as of September 27, 2019 and June 28, 2019, respectively.
Note 6. Fair Value Measurements of Assets and Liabilities
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market in the absence of a principal market) for the asset or liability in an orderly transaction between market participants as of the measurement date. We maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value and establish a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2 — Observable market-based inputs or observable inputs that are corroborated by market data; and

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts, estimated fair values, and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of September 27, 2019 and June 28, 2019 were as follows:

	September 27, 2019		June 28, 2019		Valuation Inputs
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents:
Money market funds	$17,562	$17,562	$15,121	$15,121	Level 1
Bank certificates of deposit	$1,983	$1,983	$1,989	$1,989	Level 2
Other current assets:
Foreign exchange forward contracts	$2	$2	$—	$—	Level 2
Liabilities:
Other accrued expenses:
Foreign exchange forward contracts	$107	$107	$7	$7	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items mainly are money market funds. As of September 27, 2019 and June 28, 2019, these money market funds were valued at $1.00 net asset value per share.
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
As of September 27, 2019 and June 28, 2019, we did not have any recurring assets or liabilities that were valued using significant unobservable inputs.
Our policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first three months of fiscal 2020 and 2019, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.
Note 7. Credit Facility and Debt
On June 10, 2019, we entered into Amendment No. 2 to Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Credit Facility”). The SVB Credit Facility expires on June 29, 2020. The SVB Credit Facility provides for a $25.0 million accounts receivable formula-based revolving credit facility that can be borrowed by our U.S. company, with a $25.0 million sublimit that can be borrowed by our Singapore subsidiary. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of the borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the accounts receivable formula based revolving credit facility can also be utilized to issue letters of credit with a $12.0 million sublimit. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of September 27, 2019, available credit under the SVB Credit Facility was $14.7 million, reflecting the calculated borrowing base of $25.0 million less existing borrowings of $9.0 million and outstanding letters of credit of $1.3 million.
The SVB Credit Facility carries an interest rate computed, at our option, based on either (i) at the prime rate reported in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio; or (ii) if we satisfy a minimum adjusted quick ratio, a LIBOR rate determined in accordance with the SVB Credit Facility, plus a spread of 2.75%. Any outstanding Singapore subsidiary borrowed loans shall bear interest at an additional 2.00% above the applicable prime or LIBOR rate. During the first three months of fiscal 2020, the weighted-average interest rate on our outstanding loan was 5.50%. As of September 27, 2019 and June 28, 2019, our outstanding debt balance under the SVB Credit Facility was $9.0 million, and the interest rate was 5.50% and 6.00%, respectively.
The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with Silicon Valley Bank may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 5.00% above the applicable interest rate. As of September 27, 2019, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility. The $9.0 million borrowing was classified as a current liability as of September 27, 2019 and June 28, 2019, and repaid in October 2019 and July 2019, respectively.
On September 28, 2018, we entered into Amendment No. 1 (the “Amendment”) to the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Among other things, the Amendment provides for the definition of Quick Assets set forth in the Agreement to be modified to include up to the lesser of (a) 50% of unbilled accounts receivable or (b) $7.0 million.
In addition, we have a short-term line of credit for up to $0.3 million from a bank in New Zealand to support the operations of our subsidiary located there. This line of credit provides for up to $0.2 million in short-term advances at various interest rates, all of which was available as of September 27, 2019 and June 28, 2019. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of September 27, 2019. This line of credit may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.
Note 8. Restructuring Activities
The following table summarizes our restructuring-related activities during the three months ended September 27, 2019:

	Severance and Benefits				Facilities and Other	Total
(In thousands)	Fiscal 2020 Plan	Fiscal 2018-2019 Plan	Fiscal 2016-2017 Plan	Fiscal 2013-2014 Plan	Fiscal 2015-2016 Plan
Accrual balance, June 28, 2019	$—	$1,023	$2	$64	$238	$1,327
Charges (recovery), net	1,280	(103)	—	—	—	1,177
Cash payments	(60)	(229)	(2)	—	—	(291)
Foreign exchange impact	—	—	—	—	(9)	(9)
Accrual balance, September 27, 2019	$1,220	$691	$—	$64	$229	$2,204
As of September 27, 2019, $2.0 million of the accrual balance was in short-term restructuring liabilities while $0.2 million was included in other long-term liabilities on our unaudited condensed consolidated balance sheets.
During the fourth quarter of fiscal 2019, our Board of Directors approved a restructuring plan (the “Fiscal 2020 Plan”) to primarily consolidate product development, right size our resources to support our international business and other support functions. Payments related to the accrued restructuring liability balance for this plan are expected to be fully paid in fiscal 2021.
We completed the restructuring activities under our fiscal 2018-2019 restructuring plan (the “Fiscal 2018-2019 Plan”) by the end of fiscal 2019. Payments related to the accrued restructuring liability balance for this plan are expected to be fully paid by the end of fiscal 2020.
For further information, see “Note 7. Restructuring Activities” in Part II, Item 8 of our 2019 Form 10-K.

Note 9. Equity
Stock Repurchase Program
In May 2018, our board of directors approved a repurchase program, which does not have an expiration date, for the repurchase of up to $7.5 million of our common stock.
The following table summarizes the repurchases of our common stock:

	Three Months Ended
(In thousands, except share amounts)	September 27, 2019	September 28, 2018
Number of shares repurchased	55,452	23,579
Aggregate purchase price, including commissions	$748	$390

All repurchased shares were retired. As of September 27, 2019, $4.4 million remained available under our stock repurchase program.

Stock Incentive Programs
As of September 27, 2019, we had two stock incentive plans for our employees and nonemployee directors, the 2018 Incentive Plan and the 2007 Stock Equity Plan, as amended and restated effective November 13, 2015. During the three months ended September 27, 2019, we granted to our employees 63,030 restricted stock units, 51,706 performance restricted stock units and 126,118 options to purchase shares of our common stock.
Total compensation expense for share-based awards included in our unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended
(In thousands)	September 27, 2019	September 28, 2018
By Expense Category:
Cost of revenues	$44	$48
Research and development	27	36
Selling and administrative	336	352
Total share-based compensation expense	$407	$436
By Types of Award:
Options	$110	$38
Restricted and performance stock awards and units	297	398
Total share-based compensation expense	$407	$436
As of September 27, 2019, there was approximately $1.5 million of total unrecognized compensation expense related to nonvested stock options granted which are expected to be recognized over a weighted-average period of 2.6 years. As of September 27, 2019, there was $2.1 million of total unrecognized compensation expense related to nonvested stock awards which are expected to be recognized over a weighted-average period of 2.4 years.
Note 10. Segment and Geographic Information
We operate in one reportable business segment: the design, manufacturing, and sale of a range of wireless networking products, solutions, and services. We conduct business globally, and our sales and support activities are managed on a geographic basis. Our Chief Executive Officer is our Chief Operating Decision Maker.
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for the three months ended September 27, 2019 and September 28, 2018 was as follows:

	Three Months Ended
(In thousands)	September 27, 2019	September 28, 2018
North America	$39,767	$27,763
Africa and the Middle East	10,593	14,147
Europe and Russia	3,407	3,712
Latin America and Asia Pacific	4,847	14,882
Total revenue	$58,614	$60,504
During the three months ended September 27, 2019, Motorola Solutions, Inc. accounted for 12% of our total revenue. During the three months ended September 28, 2018, Mobile Telephone Networks Group (MTN Group) and Globe Telecom, Inc. (Globe) accounted for 13% and 11% of our total revenue, respectiely. As of September 27, 2019, MTN Group accounted for 12% of our accounts receivable. As of June 28, 2019, MTN Group and Globe accounted for 10% and 11% of our accounts receivable, respectively. We have entered into separate and distinct contracts with Globe and MTN Group, as well as separate arrangements with their various subsidiaries. The loss of all business from Globe and MTN Group, or any other significant customers, could adversely affect our unaudited condensed consolidated financial statements.
Note 11. Income Taxes
Our effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where we cannot recognize tax benefits on current losses. During interim periods, we accrue tax expenses for jurisdictions that are anticipated to be profitable for fiscal 2020.
The determination of our income taxes for the three months ended September 27, 2019 and September 28, 2018 was based on our estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. Our tax expense for the three months ended September 27, 2019 was primarily due to tax expense related to profitable subsidiaries and a $0.6 million increase in our reserves for uncertain tax positions. The tax benefit for the three months ended September 28, 2018 was primarily due to tax expense related to profitable subsidiaries, net against the $1.6 million release of valuation allowance due to the potential foreign tax refund to be received from the Department of Federal Revenue of Brazil.
We continue to record a partial valuation allowance on our U.S. deferred tax assets which primarily represent future income tax benefits associated with our operating losses. Realization of our deferred tax assets is dependent on generating sufficient pre-tax book income in future periods. Although we believe it is more likely than not that future income will be sufficient to allow us to recover the value of a portion of our U.S. deferred tax assets, realization is not assured and future events could cause us to change our judgment. If future events cause us to conclude that it is not more likely than not that we will be able to recover more or less of the current anticipated portion of deferred tax assets, we would be required to either decrease or increase the valuation allowance on our deferred tax assets at that time, which would result in a charge to income tax expense (benefit) and a material increase or decrease in net income in the period in which we change our judgment. During the first quarter of fiscal 2020, we did not record any adjustment to valuation allowance on our U.S. deferred tax assets.
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
We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign and state income taxes. Such interest expense was not material for the three months ended September 27, 2019 and September 28, 2018.

Note 12. Commitments and Contingencies
Purchase Orders and Other Commitments
From time to time in the normal course of business, we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf, in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of September 27, 2019, we had outstanding purchase obligations with our suppliers or contract manufacturers of $21.1 million. In addition, we had contractual obligations of approximately $2.4 million associated with software licenses as of September 27, 2019.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies, or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations, and similar transactions, or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of September 27, 2019, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements, and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of September 27, 2019, we had commercial commitments of $60.3 million outstanding that were not recorded on our unaudited condensed consolidated balance sheets. We do not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on the performance guarantees in the future.
Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our products infringe the intellectual property rights of a third party. As of September 27, 2019, we have not received any notice that any customer is subject to an infringement claim arising from the use of our products; we have not received any request to defend any customers from infringement claims arising from the use of our products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of September 27, 2019, we had not recorded any liabilities related to these indemnifications.
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
In March 2016, an enforcement action by the Indian Department of Revenue, Ministry of Finance was brought against Aviat Networks (India) Private Limited (Aviat India) relating to the non-realization of intercompany receivables and non-payment of intercompany payables, which originated from 1999 to 2012, within the time frames dictated by the Indian regulations under the Foreign Exchange Management Act ("FEMA").  In November 2017, the Indian Department of Revenue, Ministry of Finance also initiated a similar action against Telsima Communications Private Limited (Telsima India) relating to the non-realization of intercompany receivables and non-payment of intercompany payables which originated from the period prior to our acquisition of Telsima India in February 2009.  In September 2019, our directors of Aviat India appeared before the Ministry of Finance Enforcement Directorate.  No settlement offers were discussed at the meeting and the matter is still ongoing with no subsequent hearing date currently scheduled.   We have accrued an immaterial amount representing the estimated probable loss for which we would settle the matter.  We currently cannot form an estimate of the range of loss in excess of our amounts already accrued. If the outcome of this matter is greater than the current immaterial amount accrued, we intend to dispute it vigorously.

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
These forward-looking statements are based on estimates reflecting the current beliefs of the senior management of the Company. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to, the following:

•	continued price and margin erosion as a result of increased competition in the microwave transmission industry;

•	the impact of the volume, timing, and customer, product, and geographic mix of our product orders;

•	our ability to meet financial covenant requirements which could impact, among other things, our liquidity;

•	the timing of our receipt of payment for products or services from our customers;

•	our ability to meet projected new product development dates or anticipated cost reductions of new products;

•	our suppliers’ inability to perform and deliver on time as a result of their financial condition, component shortages, or other supply chain constraints;

•	customer acceptance of new products;

•	the ability of our subcontractors to timely perform;

•	continued weakness in the global economy affecting customer spending;

•	retention of our key personnel;

•	our ability to manage and maintain key customer relationships;

•	uncertain economic conditions in the telecommunications sector combined with operator and supplier consolidation;

•	our failure to protect our intellectual property rights or defend against intellectual property infringement claims by others;

•	the results of our restructuring efforts;

•	the ability to preserve and use our net operating loss carryforwards;

•	the effects of currency and interest rate risks;

•	the conduct of unethical business practices in developing countries;

•	the impact of political turmoil in countries where we have significant business; and

•	our ability to implement our stock repurchase program or that it will enhance long-term stockholder value.
Other factors besides those listed here also could adversely affect us. See “Item 1A. Risk Factors” in our fiscal 2019 Annual Report on Form 10-K filed with the SEC on August 27, 2019 for more information regarding factors that may cause our results to differ materially from those expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q.
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
Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2020 and 2019 Results
The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes. In the discussion herein, our fiscal year ending July 3, 2020 is referred to as “fiscal 2020” or “2020” and our fiscal year ended June 28, 2019 is referred to as “fiscal 2019” or “2019.”
Overview
We anticipate our overall revenue in fiscal 2020 to be higher in North America, offset by lower revenue from our international regions. This expectation is based on actual order volumes in fiscal 2019 and our observation of customer spending patterns going into fiscal 2020. We have a healthy backlog entering fiscal 2020 for our North America private network projects and we anticipate continuing our strong momentum across these verticals. We have made inroads into the U.S. rural broadband and wireless internet service provider areas and there is evidence now of investment to support 5G deployments with our U.S. service provider customers. Internationally, we are taking a more conservative view of our revenue opportunity based on a variety of factors that have led to an overall capital spending decline and increased competitive intensity, especially from vendors based in China. While there is an attractive pipeline of international revenue opportunity, it has less clarity on timing and we are consequently lowering our international expectations with respect to fiscal 2020.

Operations Review
The market for mobile backhaul continues to be our primary addressable market segment globally in fiscal 2020. In North America, we supported long-term evolution (“LTE”) deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of some large 3G deployments, and LTE deployments. Our position continues to be to support our customers for 5G and LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. We continue to find that our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. However, as disclosed above and in the “Risk Factors” section in Item 1A of our fiscal 2019 Annual Report on Form 10-K, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we service.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe and Russia, and (3) Latin America and Asia Pacific. Revenue by region for the three months ended September 27, 2019 and September 28, 2018 and the related changes were as follows:

	Three Months Ended
(In thousands, except percentages)	September 27, 2019	September 28, 2018	$ Change	% Change
North America	$39,767	$27,763	$12,004	43.2%
Africa and the Middle East	10,593	14,147	(3,554)	(25.1)%
Europe and Russia	3,407	3,712	(305)	(8.2)%
Latin America and Asia Pacific	4,847	14,882	(10,035)	(67.4)%
Total revenue	$58,614	$60,504	$(1,890)	(3.1)%
Our revenue in North America increased by $12.0 million, or 43.2%, during the first quarter of fiscal 2020 compared with the same quarter of fiscal 2019. The increase in North America revenue during the first quarter of fiscal 2020 was due to an increase in private network projects as well as an increase in mobile operator sales compared to fiscal 2019.
Our revenue in Africa and the Middle East decreased by $3.6 million, or 25.1%, for the first quarter of fiscal 2020 compared with the same quarter of fiscal 2019. The decrease in revenue was primarily due to decreased sales to our large mobile operator customers in the region.
Revenue in Europe and Russia decreased by $0.3 million, or 8.2%, for the first quarter of fiscal 2020 compared with the same quarter of fiscal 2019. The decrease was due to lower sales to mobile and private network customers in the region.
Revenue in Latin America and Asia Pacific decreased by $10.0 million, or 67.4%, during the first quarter of fiscal 2020 compared with the same quarter of fiscal 2019. The decrease was from lower sales to mobile operator customers compared to fiscal 2019.

	Three Months Ended
(In thousands, except percentages)	September 27, 2019	September 28, 2018	$ Change	% Change
Product sales	$36,594	$39,125	$(2,531)	(6.5)%
Services	22,020	21,379	641	3.0%
Total revenue	$58,614	$60,504	$(1,890)	(3.1)%
Our revenue from product sales decreased by $2.5 million, or 6.5%, for the first quarter of fiscal 2020 compared with the same quarter of fiscal 2019. Increased product sales in North America were offset by a larger volume decrease in international sectors compared to the same quarter in fiscal 2020. Our services revenue increased by $0.6 million, or 3.0%, during the first quarter of fiscal 2020 compared with the same quarter of fiscal 2019. Increased service sales in North America were offset in part by lower sales in most international sectors relative to fiscal 2019.

Gross Margin

	Three Months Ended
(In thousands, except percentages)	September 27, 2019	September 28, 2018	$ Change	% Change
Revenue	$58,614	$60,504	$(1,890)	(3.1)%
Cost of revenue	36,058	42,579	(6,521)	(15.3)%
Gross margin	$22,556	$17,925	$4,631	25.8%
% of revenue	38.5%	29.6%
Product margin %	43.1%	31.5%
Service margin %	30.8%	26.2%
Gross margin for the first quarter of fiscal 2020 increased by $4.6 million, or 25.8% compared with the same quarter of fiscal 2019. Our gross margin increased from the prior-year quarter, primarily due to the substantial increase in North America sales volume, offset in part by reduced volume in our international sectors. For the first quarter of fiscal 2020, overall gross margin increased on greater product margin and greater services margin in our North America sector.
Gross margin as a percentage of revenue increased in the first quarter of fiscal 2020 compared with the same quarter of fiscal 2019, primarily due to improved profitability of both product sales and services sales in the quarter. Product margin as a percentage of product revenue improved in the first quarter of fiscal 2020 compared with the same quarter of fiscal 2019 from improved margin rates in North America and international sectors. Service margin as a percentage of service revenue increased in the first quarter of fiscal 2020 compared with the same period in fiscal 2019 due to improved margin rates in our North America and international sectors.
Research and Development Expenses

	Three Months Ended
(In thousands, except percentages)	September 27, 2019	September 28, 2018	$ Change	% Change
Research and development	$5,216	$4,937	$279	5.7%
% of revenue	8.9%	8.2%
Our research and development expenses increased by $0.3 million, or 5.7%, in the first quarter of fiscal 2020 compared with the same quarter of fiscal 2019. The increase was primarily due to increased product development activities.
Selling and Administrative Expenses

	Three Months Ended
(In thousands, except percentages)	September 27, 2019	September 28, 2018	$ Change	% Change
Selling and administrative	$14,644	$13,706	$938	6.8%
% of revenue	25.0%	22.7%
Our selling and administrative expenses increased by $0.9 million, or 6.8%, in the first quarter of fiscal 2020 compared with the same period in fiscal 2019. The increase was primarily due to higher variable compensation and other legal related costs.
Restructuring Charges

	Three Months Ended
(In thousands, except percentages)	September 27, 2019	September 28, 2018	$ Change	% Change
Restructuring charges	$1,177	$796	$381	47.9%
During the fourth quarter of fiscal 2019, our Board of Directors approved a restructuring plan (the “Fiscal 2020 Plan”) to primarily consolidate product development, right size our resources to support our International business and other support functions. Payments related to the accrued restructuring liability balance for this plan are expected to be fully paid in fiscal 2021.

Interest Income and Interest Expense

	Three Months Ended
(In thousands, except percentages)	September 27, 2019	September 28, 2018	$ Change	% Change
Interest income	$86	$51	$35	68.6%
Interest expense	$(3)	$(5)	$2	(40.0)%
Interest income reflected interest earned on our cash equivalents which were comprised of money market funds and bank certificates of deposit.
Interest expense was primarily related to interest associated with borrowings under the SVB Credit Facility and discounts on customer letters of credit.
Income Taxes

	Three Months Ended
(In thousands, except percentages)	September 27, 2019	September 28, 2018	$ Change	% Change
Income (loss) before income taxes	$1,602	$(1,468)	$3,070	(209.1)%
Provision for (benefit from) income taxes	$1,548	$(718)	$2,266	(315.6)%
We estimate our annual effective tax rate at the end of each quarterly period, and we record the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances.
The tax expense for the first quarter of fiscal 2020 was primarily due to tax expense related to profitable subsidiaries and a $0.6 million increase in our reserves for uncertain tax positions. During the first quarter of fiscal 2019, we recorded a net discrete tax benefit of $1.6 million for the release of valuation allowance on a deferred tax asset recorded for $1.9 million of refundable withholding tax credit to be received from the Department of Federal Revenue of Brazil, less tax expense of $0.3 million from recognizing an ASC 740-10 reserve previously recorded as a reduction against the deferred tax for the withholding tax credit.
We continue to record a partial valuation allowance on our U.S. deferred tax assets which primarily represent future income tax benefits associated with our operating losses. Realization of our deferred tax assets is dependent on generating sufficient pre-tax book income in future periods. Although we believe it is more likely than not that future income will be sufficient to allow us to recover the value of a portion of our U.S. deferred tax assets, realization is not assured and future events could cause us to change our judgment. If future events cause us to conclude that it is not more likely than not that we will be able to recover more or less of the current anticipated portion of deferred tax assets, we would be required to either decrease or increase the valuation allowance on our deferred tax assets at that time, which would result in a charge to income tax expense (benefit) and a material increase or decrease in net income in the period in which we change our judgment. During the first quarter of fiscal 2020, we did not record any adjustment to valuation allowance on our U.S. deferred tax assets.

Liquidity, Capital Resources, and Financial Strategies
Sources of Cash
As of September 27, 2019, our total cash and cash equivalents were $34.5 million. Approximately $16.5 million, or 47.8%, was held in the United States. The remaining balance of $18.0 million, or 52.2%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries at September 27, 2019, $17.1 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to foreign withholding taxes.
Operating Activities
Cash provided by or used in operating activities is presented as net income (loss) adjusted for non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities was $5.6 million for the first three months of fiscal 2020, compared to cash used in operating activities of $6.8 million for the first three months of fiscal 2019. The net contribution of non-cash items decreased cash by $0.9 million and net changes in operating assets and liabilities increased cash by $12.6 million for the first three months of fiscal 2020 as compared to the same period in fiscal 2019.
The $0.9 million decrease in the net contribution of non-cash items was primarily due to a $0.9 million net change in deferred tax expense, a $0.3 million decrease in depreciation and amortization, a $0.1 million recovery for uncollectible receivables, and a $0.2 million charge for inventory write-downs.
Changes in operating assets and liabilities resulted in a net increase of $12.6 million to cash for the first three months of fiscal 2020, compared to the same period in 2019. Accounts receivable and unbilled costs fluctuate from period to period, depending on the amount, timing of sales and billing activities and cash collections. The fluctuations in accounts payable and accrued expenses were primarily due to the timing of liabilities incurred and vendor payments. The change in inventories and in customer service inventories were primarily due to demand and our focus on improving our inventory management. The increase in customer advance payments and unearned revenue was due to the timing of payment from customers and revenue recognition. We used $0.3 million in cash during the first three months of fiscal 2020 on expenses related to restructuring liabilities.
Investing Activities
Net cash used in investing activities was $1.3 million and $1.8 million for the first three months of fiscal 2020 and 2019, respectively, which consisted of capital expenditures. During the remainder of fiscal year 2020, we expect to spend approximately $4.8 million for capital expenditures, primarily on equipment for development and manufacturing of new products and to support customer managed services.
Financing Activities
Financing cash flows consist primarily of proceeds and repayments of short-term debt, repurchase of stock and proceeds from sale of share of common stock through employee equity plans. Net cash used in financing activities was $1.5 million for the first three months of fiscal 2020, primarily due to $0.7 million for repurchases of our common stock and a $0.7 million payment for taxes related to the net settlement of equity awards.
As of September 27, 2019, our principal sources of liquidity consisted of $34.5 million in cash, cash equivalents, and short-term investments; $14.7 million of available credit under our $25.0 million SVB Credit Facility, which expires on June 29, 2020; and future collections of receivables from customers. We regularly require letters of credit from certain customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically, our primary sources of liquidity have been cash flows from operations and credit facilities.
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
As of September 27, 2019, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility. The $9.0 million borrowing was classified as a current liability as of September 27, 2019 and June 28, 2019 and repaid in October 2019 and July 2019, respectively.
In addition, we have an uncommitted short-term line of credit of $0.3 million from a bank in New Zealand to support the operations of our subsidiary located there. This line of credit provides for $0.2 million in short-term advances at various interest rates, all of which was available as of September 27, 2019 and June 28, 2019. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of September 27, 2019. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.
Restructuring Payments
We had liabilities for restructuring activities totaling $2.2 million as of September 27, 2019, $2.0 million of which was classified as current liabilities and expected to be paid out in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.
Contractual Obligations and Commercial Commitments
The amounts disclosed in our fiscal 2019 Annual Report on Form 10-K filed with the SEC on August 27, 2019 include our commercial commitments and contractual obligations. During the first three months of fiscal 2020, no material changes occurred in our contractual obligations to purchase goods and services and to make payments under operating leases or our contingent liabilities on outstanding letters of credit, guarantees, and other arrangements as disclosed in our fiscal 2019 Annual Report on Form 10-K. As of September 27, 2019, we had commercial commitments of $60.3 million outstanding that were not recorded on our unaudited condensed consolidated balance sheets. This is a decrease of $0.3 million from the amount disclosed in our fiscal 2019 Annual Report on Form 10-K. Please refer to “Note 12 Commitments and Contingencies” of the Notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
For information about our critical accounting estimates, see the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2019 Annual Report on Form 10-K other than for the impact of adopting new lease accounting standards.

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

As of September 27, 2019, we had foreign currency forward contracts outstanding with a total notional amount of $5.3 million consisting of five currencies as follows:

Currency	Notional Contract Amount (Local Currency)	Notional Contract Amount (USD)
	(In thousands)
Canadian dollar	250	$188
Euro	400	446
New Zealand dollar	5,400	3,488
Singapore dollar	750	542
Great Britain pound	500	631
Total of all currency forward contracts		$5,295
Net foreign exchange income (loss), net recorded in our unaudited condensed consolidated statements of operations during the three months ended September 27, 2019 and September 28, 2018 was as follows:

	Three Months Ended
(In thousands)	September 27, 2019	September 28, 2018
Amount included in costs of revenues	$216	$(219)
A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of September 27, 2019 would have an impact of approximately $0.5 million on the fair value of such instruments.
Certain of our international business are transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars for the first three months of fiscal 2020 was $0.5 million and was included as a component of stockholders’ equity. As of September 27, 2019 and June 28, 2019, the cumulative translation adjustment decreased our equity by $13.2 million and $12.7 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our credit facility.
Exposure on Cash Equivalents
We had $34.5 million in total cash and cash equivalents as of September 27, 2019. Cash equivalents totaled $19.5 million as of September 27, 2019 and were comprised of money market funds and bank certificates of deposit. Cash equivalents investments have been recorded at fair value on our balance sheet.
Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. The weighted-average days to maturity for cash equivalents held as of September 27, 2019 was 42 days, and these investments had an average yield of approximately 7% per annum. A 10% change in interest rates on our cash equivalents is not expected to have a material impact on our financial position, results of operations, or cash flows.
Exposure on Borrowings
Our borrowings outstanding under the SVB Credit Facility incurred interest at the prime rate plus a spread of 0.50% to 1.50% with such spread determined based on our adjusted quick ratio. During the first three months of fiscal 2019, our weighted-average interest rate was 5.50%, and the interest expense on these borrowings was insignificant.
A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations, or cash flows since interest on our borrowings is not material to our overall financial position.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with participation of our Interim Chief Executive Officer and President, Chief Operating Officer and Principal Financial Officer (our “CEO and PFO”), as of the end of the period covered by this report, our CEO and PFO has concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 27, 2019, are effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our CEO and PFO, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting
There were no changes to our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the first three months ended September 27, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our CEO and PFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
Please refer to Legal Proceedings under “Note 12 Commitments and Contingencies” of the Notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows, and financial condition set forth under Item 1A, Risk Factors, in our fiscal 2019 Annual Report on Form 10-K filed with the SEC on August 27, 2019.
We do not believe that there have been any other material additions or changes to the risk factors previously disclosed in our fiscal 2019 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of stock repurchases for the three months ended September 27, 2019:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Program (1) (in thousands)
June 29, 2019 through July 26, 2019	18,792	$13.30	18,792	$4,934
July 27, 2019 through August 23, 2019	17,830	$13.08	17,830	$4,701
August 24, 2019 through September 27, 2019	18,830	$14.09	18,830	$4,436
Total	55,452

(1) Stock Repurchase Programs
In May 2018, our board of directors approved a repurchase program, which does not have an expiration date, for the repurchase of up to $7.5 million of our common stock. During the three months ended September 27, 2019, we repurchased $0.7 million of our common stock in the open market. As of September 27, 2019, $4.4 million remained available under our stock repurchase program.
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

3.2	Amended and Restated Bylaws of Aviat Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 2, 2015, File No. 001-33278)
3.3	Amendment of the Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 20, 2019, File No. 001-33278)
4.1
Tax Benefit Preservation Plan, dated as of September 6, 2016, by and between Aviat Networks, Inc. and Computershare Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2016, File No. 011-33278)

4.2	Aviat Networks, Inc. 2018 Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on February 12, 2018, File No. 001-33278)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIAT NETWORKS, INC. (Registrant)
Date: November 7, 2019

By:	/s/ Walter Stanley Gallagher, Jr.
Walter Stanley Gallagher, Jr. Interim Chief Executive Officer and President, Chief Operating Officer and Principal Financial Officer

By:	/s/ Eric Chang
Eric Chang Senior Vice President, Corporate Controller and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Descriptions
3.1
Amended and Restated Certificate of Incorporation of Aviat Networks, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 10-Q filed with the SEC on February 10, 2017, File No. 001-33278)

3.2	Amended and Restated Bylaws of Aviat Networks, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 2, 2015, File No. 001-33278)
3.3	Amendment of the Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 20, 2019, File No. 001-33278)
4.1
Tax Benefit Preservation Plan, dated as of September 6, 2016, by and between Aviat Networks, Inc. and Computershare Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2016, File No. 011-33278)

4.2	Aviat Networks, Inc. 2018 Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on February 12, 2018, File No. 001-33278)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document