Form 10-Q
period 2019-12-27
AVIAT NETWORKS, INC.
filed 2020-02-06
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _______ to _______
Commission File Number 001-33278

AVIAT NETWORKS, INC. (Exact name of registrant as specified in its charter)

Delaware	20-5961564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Parker Dr., Suite C100A, Austin, Texas	78728
(Address of principal executive offices)	(Zip Code)
(408) 941-7100
(Registrant’s telephone number, including area code)

860 N. McCarthy Blvd., Suite 200, Milpitas, California 95035
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
The number of shares outstanding of the registrant’s Common Stock as of January 31, 2020 was 5,397,283 shares.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended December 27, 2019

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and par value amounts)	December 27, 2019	June 28, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$38,067	$31,946
Accounts receivable, net	44,387	51,937
Unbilled receivables	27,343	27,780
Inventories	13,300	8,573
Customer service inventories	1,174	936
Other current assets	6,055	4,825
Total current assets	130,326	125,997
Property, plant and equipment, net	17,800	17,255
Deferred income taxes	13,818	13,864
Right of use assets	5,592	—
Other assets	12,283	12,077
TOTAL ASSETS	$179,819	$169,193
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$9,000	$9,000
Accounts payable	38,344	35,605
Accrued expenses	22,071	22,555
Short-term lease liabilities	3,310	—
Advance payments and unearned revenue	19,137	13,962
Restructuring liabilities	1,688	1,089
Total current liabilities	93,550	82,211
Unearned revenue	8,726	9,662
Long-term lease liabilities	2,590	—
Other long-term liabilities	610	820
Reserve for uncertain tax positions	5,062	3,606
Deferred income taxes	814	1,378
Total liabilities	111,352	97,677
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 5,414,480 shares issued and outstanding at December 27, 2019; 5,359,695 shares issued and outstanding at June 28, 2019	54	54
Additional paid-in-capital	813,867	815,196
Accumulated deficit	(732,615)	(730,998)
Accumulated other comprehensive loss	(12,839)	(12,736)
Total equity	68,467	71,516
TOTAL LIABILITIES AND EQUITY	$179,819	$169,193
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
Revenues:
Revenue from product sales	$34,152	$41,956	$70,746	$81,081
Revenue from services	21,845	23,132	43,865	44,511
Total revenues	55,997	65,088	114,611	125,592
Cost of revenues:
Cost of product sales	22,968	26,159	43,790	52,958
Cost of services	14,710	16,439	29,946	32,219
Total cost of revenues	37,678	42,598	73,736	85,177
Gross margin	18,319	22,490	40,875	40,415
Operating expenses:
Research and development expenses	4,978	5,316	10,194	10,253
Selling and administrative expenses	14,457	14,291	29,101	27,997
Restructuring charges	381	—	1,558	796
Total operating expenses	19,816	19,607	40,853	39,046
Operating (loss) income	(1,497)	2,883	22	1,369
Interest income	120	43	206	94
Interest expense	(1)	(76)	(4)	(81)
(Loss) income before income taxes	(1,378)	2,850	224	1,382
Provision for (benefit from) income taxes	293	540	1,841	(178)
Net (loss) income	$(1,671)	$2,310	$(1,617)	$1,560

Net (loss) income per share of common stock outstanding:
Basic	$(0.31)	$0.43	$(0.30)	$0.29
Diluted	$(0.31)	$0.41	$(0.30)	$0.28
Weighted-average shares outstanding:
Basic	5,427	5,397	5,387	5,382
Diluted	5,427	5,627	5,387	5,663
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
Net (loss) income	$(1,671)	$2,310	$(1,617)	$1,560
Other comprehensive income (loss):
Net change in cumulative translation adjustments	410	(218)	(103)	(338)
Other comprehensive income (loss)	410	(218)	(103)	(338)
Comprehensive (loss) income	$(1,261)	$2,092	$(1,720)	$1,222

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	December 27, 2019	December 28, 2018
Operating Activities
Net (loss) income	$(1,617)	$1,560
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	2,115	2,384
Recovery from uncollectible receivables	(54)	(212)
Share-based compensation	808	938
Deferred tax assets, net	(517)	169
Charges for inventory and customer service inventory write-downs	514	156
Loss on disposition of property, plant and equipment, net	10	15
Changes in operating assets and liabilities:
Accounts receivable	7,354	(3,336)
Unbilled receivables	498	(9,533)
Inventories	(4,875)	962
Customer service inventories	(589)	(23)
Accounts payable	2,384	4,628
Accrued expenses	(297)	(2,735)
Advance payments and unearned revenue	4,121	4,205
Income taxes payable or receivable	1,800	139
Other assets and liabilities	(850)	117
Net cash provided by (used in) operating activities	10,805	(566)
Investing Activities
Payments for acquisition of property, plant and equipment	(2,417)	(3,236)
Net cash used in investing activities	(2,417)	(3,236)
Financing Activities
Proceeds from borrowings	18,000	18,000
Repayments of borrowings	(18,000)	(18,000)
Payments for repurchase of common stock	(1,401)	(1,436)
Payments for taxes related to net settlement of equity awards	(746)	(536)
Proceeds from issuance of common stock under employee stock plans	10	—
Net cash used in financing activities	(2,137)	(1,972)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(129)	(164)
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,122	(5,938)
Cash, cash equivalents, and restricted cash, beginning of period	32,201	37,764
Cash, cash equivalents, and restricted cash, end of period	$38,323	$31,826

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended December 27, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of September 27, 2019	5,444,671	$54	$814,113	$(730,944)	$(13,249)	$69,974
Net loss	—	—	—	(1,671)	—	(1,671)
Other comprehensive income, net of tax	—	—	—	—	410	410
Issuance of common stock under employee stock plans	15,896	—	6	—	—	6
Stock repurchase	(46,087)	—	(653)	—	—	(653)
Share-based compensation	—	—	401	—	—	401
Balance as of December 27, 2019	5,414,480	$54	$813,867	$(732,615)	$(12,839)	$68,467

	Three Months Ended December 28, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of September 28, 2018	5,349,778	$53	$816,483	$(741,487)	$(12,725)	$62,324
Net income	—	—	—	2,310	—	2,310
Other comprehensive loss, net of tax	—	—	—	—	(218)	(218)
Issuance of common stock under employee stock plans	152,051	1	7	—	—	8
Shares withheld for taxes related to vesting of equity awards	(34,466)	—	(554)	—	—	(554)
Stock repurchase	(68,006)	—	(1,046)	—	—	(1,046)
Share-based compensation	—	—	502	—	—	502
Balance as of December 28, 2018	5,399,357	$54	$815,392	$(739,177)	$(12,943)	$63,326

	Six Months Ended December 27, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of June 28, 2019	5,359,695	54	815,196	(730,998)	(12,736)	71,516
Net loss	—	—	—	(1,617)	—	(1,617)
Other comprehensive loss, net of tax	—	—	—	—	(103)	(103)
Issuance of common stock under employee stock plans	208,708	2	8	—	—	10
Shares withheld for taxes related to vesting of equity awards	(52,384)	(1)	(745)	—	—	(746)
Stock repurchase	(101,539)	(1)	(1,400)	—	—	(1,401)
Share-based compensation	—	—	808	—	—	808
Balance as of December 27, 2019	5,414,480	$54	$813,867	$(732,615)	$(12,839)	$68,467

	Six Months Ended December 28, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of June 29, 2018	5,351,155	54	816,426	(746,359)	(12,605)	57,516
Cumulative-effect adjustment for ASC Topic 606	—	—	—	5,622	—	5,622
Net income	—	—	—	1,560	—	1,560
Other comprehensive loss, net of tax	—	—	—	—	(338)	(338)
Issuance of common stock under employee stock plans	174,253	1	17	—	—	18
Shares withheld for taxes related to vesting of equity awards	(34,466)	—	(554)	—	—	(554)
Stock repurchase	(91,585)	(1)	(1,435)	—	—	(1,436)
Share-based compensation	—	—	938	—	—	938
Balance as of December 28, 2018	5,399,357	$54	$815,392	$(739,177)	$(12,943)	$63,326

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of our management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the three and six months ended December 27, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2019.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated.
We operate on a 52-week or 53-week year ending on the Friday closest to June 30. The first two quarters of fiscal 2020 and fiscal 2019 included 13 weeks in each quarter. Fiscal year 2020 will be comprised of 53 weeks and will end on July 3, 2020.
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
Summary of Significant Accounting Policies
There have been no material changes in our significant accounting policies as of and for the six months ended December 27, 2019, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 28, 2019, with the exception of our adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (ASU 2016-02) (“ASC 842”). See Note 4, “Leases” to the Notes to unaudited condensed consolidated financial statements for discussion of the impact of the adoption of this standard on our policies for leases.

Accounting Standards Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASC 842, which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. We adopted ASC 842, effective June 29, 2019, using the modified retrospective transition method with the cumulative effect recognized as an adjustment to the opening balance of our accumulated deficit. Prior-period financial statements were not retrospectively restated. We elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification, assessment of whether a contract was or contains a lease, and initial direct costs for leases that existed prior to June 28, 2019. We also elected not to recognize right-of-use (“ROU”) assets and lease liabilities for leases with an initial term of 12 months or less. We elected not to apply the hindsight practical expedient when determining lease term and assessing impairment of ROU assets. See Note 4, “Leases” to the Notes to our unaudited condensed consolidated financial statements for more information.
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
Accounting Standards Not Yet Adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 will be effective for us in our first quarter of fiscal 2021, with early adoption permitted. The standard can be adopted either using the prospective or retrospective transition approach. We are evaluating the effect the adoption of the standard will have on our unaudited condensed consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 will be effective for us in our first quarter of fiscal 2024, and earlier adoption is permitted. We are evaluating the impact the adoption of Topic 326 will have on our unaudited condensed consolidated financial statements.
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

The following table presents the computation of basic and diluted net (loss) income per share attributable to our common stockholders:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
Numerator:
Net (loss) income	$(1,671)	$2,310	$(1,617)	$1,560

Denominator:
Weighted-average shares outstanding, basic	5,427	5,397	5,387	5,382
Effect of potentially dilutive equivalent shares	—	230	—	281
Weighted-average shares outstanding, diluted	5,427	5,627	5,387	5,663

Net (loss) income per share of common stock outstanding:
Basic	$(0.31)	$0.43	$(0.30)	$0.29
Diluted	$(0.31)	$0.41	$(0.30)	$0.28
The following table summarizes the weighted-average equity awards that were excluded from the diluted net (loss) income per share calculations since they were anti-dilutive:

	Three Months Ended		Six Months Ended
(In thousands)	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
Stock options	406	412	392	376
Restricted stock units and performance stock units	171	52	156	32
Total shares of common stock excluded	577	464	548	408

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

We elected the practical expedient to expense sales commissions as incurred when the amortization period of the related asset is one year or less. These costs are recorded as sales and marketing expense and included on our unaudited condensed consolidated balance sheet as accrued expenses until paid. Our amortization expense was not material for the three and six months ended December 27, 2019.
Contract Balances, Performance Obligations, and Backlog

The following table provides information about receivables and liabilities from contracts with customers (in thousands):

	December 27, 2019	June 28, 2019
Contract Assets
Accounts receivable, net	$44,387	$51,937
Unbilled receivables	27,343	27,780
Capitalized commissions	1,206	955
Contract Liabilities
Advance payments and unearned revenue	19,137	13,962
Unearned revenue, long-term	8,726	9,662
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
As of December 27, 2019, we had $27.9 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 45% is expected to be recognized as revenue in fiscal 2020 and the remainder thereafter. During the three and six months ended December 27, 2019 we recognized approximately $2.4 million and $5.6 million, respectively, in maintenance service revenue which was included in advance payments and unearned revenue at the beginning of the reporting period.
Remaining Performance Obligations
The aggregate amount of transaction price allocated to our unsatisfied performance obligations (or partially unsatisfied) was approximately $73.8 million at December 27, 2019. Of this amount, we expect to recognize approximately 70% as revenue during the next 12 months, with the remaining amount to be recognized as revenue within two to five years.

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
We determine if an arrangement contains a lease at inception. These operating leases are included in "Right of use assets" on our December 27, 2019 unaudited condensed consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligation to make lease payments are included in "Short-term lease liabilities" and "Long-term lease liabilities" on our December 27, 2019 unaudited condensed consolidated balance sheets. We did not enter into any finance leases during the six months ended December 27, 2019.
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
Adoption of ASC 842
Upon our adoption of ASC 842, we recorded total ROU assets of $7.9 million, with corresponding liabilities of $8.3 million, on our unaudited condensed consolidated balance sheets. The ROU assets include adjustments for prepayments and accrued lease payments. The adoption did not impact our prior year condensed consolidated statements of operations and statements of cash flows. As of December 27, 2019, total ROU assets were approximately $5.6 million, and short-term lease liabilities and long-term lease liabilities were approximately $3.3 million and $2.6 million, respectively. Cash paid for lease liabilities was $1.3 million and $2.5 million for the three and six months ended December 27, 2019, respectively. During the three and six months ended December 27, 2019, we obtained $0.1 million of right-of-use assets in exchange for new operating lease obligations.
The following summarizes our lease costs, lease term and discount rate for the three and six months ended December 27, 2019 (in thousands, except for weighted average):

	Three Months Ended	Six Months Ended
	December 27, 2019	December 27, 2019
	(In thousands)
Operating lease costs	$526	$846
Short-term lease costs	287	771
Variable lease costs	93	156
Total lease costs	$906	$1,773

Weighted average remaining lease term	4.9 years
Weighted average discount rate	6.6%

As of December 27, 2019, our future minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year were as follows (in thousands):

Amount
(In thousands)
Remainder of 2020	$2,708
2021	1,537
2022	502
2023	244
2024	232
Thereafter	2,016
Total lease payments	7,239
Less: interest	(1,339)
Present value of lease liabilities	$5,900
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
Note 5. Balance Sheet Components
Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of our cash, cash equivalents, and restricted cash reported within our unaudited condensed consolidated balance sheets that reconciles to the corresponding amount in our unaudited condensed consolidated statement of cash flows:

(In thousands)	December 27, 2019	June 28, 2019
Cash and cash equivalents	$38,067	$31,946
Restricted cash included in other assets	256	255
Total cash, cash equivalents, and restricted cash in the Statement of Cash Flows	$38,323	$32,201

Accounts Receivable, net
Our net accounts receivable are summarized below:

(In thousands)	December 27, 2019	June 28, 2019
Accounts receivable	$46,248	$53,539
Less: Allowances for collection losses	(1,861)	(1,602)
Total accounts receivable, net	$44,387	$51,937
Inventories
Our inventories are summarized below:

(In thousands)	December 27, 2019	June 28, 2019
Finished products	$8,296	$4,894
Raw materials and supplies	5,004	3,679
Total inventories	$13,300	$8,573
Consigned inventories included within raw materials and supplies	$1,502	$1,649
We record recovery or charges to adjust our inventory and customer service inventory due to excess and obsolete inventory resulting from lower sales forecast, product transitioning, or discontinuance. The recovery or charges during the three and six months ended December 27, 2019 and December 28, 2018 were classified in cost of product sales as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
Excess and obsolete inventory charges (recovery)	$23	$(221)	$169	$(246)
Customer service inventory write-downs	154	200	345	402
Total inventory charges	$177	$(21)	$514	$156
Property, Plant and Equipment, net
Our property, plant and equipment, net are summarized below:

(In thousands)	December 27, 2019	June 28, 2019
Land	$710	$710
Buildings and leasehold improvements	11,688	11,668
Software	17,680	17,556
Machinery and equipment	52,027	49,733
Total property, plant and equipment, gross	82,105	79,667
Less: Accumulated depreciation and amortization	(64,305)	(62,412)
Total property, plant and equipment, net	$17,800	$17,255

Included in the total plant, property and equipment above were $3.6 million and $2.8 million of assets in progress which have not been placed in service as of December 27, 2019 and June 28, 2019, respectively. Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
Depreciation and amortization	$1,077	$1,096	$2,115	$2,384
Accrued Expenses
Our accrued expenses are summarized below:

(In thousands)	December 27, 2019	June 28, 2019
Accrued compensation and benefits	$7,729	$7,583
Accrued agent commissions	1,961	2,035
Accrued warranties	3,197	3,323
Other	9,184	9,614
Total accrued expenses	$22,071	$22,555
Accrued Warranties
We accrue for the estimated cost to repair or replace products under warranty. Changes in our warranty liability, which is included as a component of accrued expenses in our unaudited condensed consolidated balance sheets were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
Balance as of the beginning of the period	$3,412	$3,216	$3,323	$3,196
Warranty provision recorded during the period	253	620	757	1,166
Consumption during the period	(468)	(420)	(883)	(946)
Balance as of the end of the period	$3,197	$3,416	$3,197	$3,416
Advance Payments and Unearned Revenue
Our advance payments and unearned revenue are summarized below:

(In thousands)	December 27, 2019	June 28, 2019
Advance payments	$2,173	$1,534
Unearned revenue	16,964	12,428
Total advance payments and unearned revenue	$19,137	$13,962
Excluded from the balances above are $8.7 million and $9.7 million in long-term unearned revenue as of December 27, 2019 and June 28, 2019, respectively.

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
The carrying amounts, estimated fair values, and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of December 27, 2019 and June 28, 2019 were as follows:

	December 27, 2019		June 28, 2019		Valuation Inputs
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents:
Money market funds	$19,179	$19,179	$15,121	$15,121	Level 1
Bank certificates of deposit	$3,539	$3,539	$1,989	$1,989	Level 2
Liabilities:
Other accrued expenses:
Foreign exchange forward contracts	$—	$—	$7	$7	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items mainly are money market funds. As of December 27, 2019 and June 28, 2019, these money market funds were valued at $1.00 net asset value per share.
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
As of December 27, 2019 and June 28, 2019, we did not have any recurring assets or liabilities that were valued using significant unobservable inputs.
Our policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first six months of fiscal 2020 and 2019, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.
Note 7. Credit Facility and Debt
On June 10, 2019, we entered into Amendment No. 2 to Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Credit Facility”). The SVB Credit Facility expires on June 29, 2020. The SVB Credit Facility provides for a $25.0 million accounts receivable formula-based revolving credit facility that can be borrowed by our U.S. company, with a $25.0 million sublimit that can be borrowed by our Singapore subsidiary. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of the borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the accounts receivable formula based revolving credit facility can also be utilized to issue letters of credit with a $12.0 million sublimit. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of December 27, 2019, available credit under the SVB Credit Facility was $14.5 million, reflecting the calculated borrowing base of $25.0 million less existing borrowings of $9.0 million and outstanding letters of credit of $1.5 million.

The SVB Credit Facility carries an interest rate computed, at our option, based on either (i) at the prime rate reported in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio; or (ii) if we satisfy a minimum adjusted quick ratio, a LIBOR rate determined in accordance with the SVB Credit Facility, plus a spread of 2.75%. Any outstanding Singapore subsidiary borrowed loans shall bear interest at an additional 2.00% above the applicable prime or LIBOR rate. During the first six months of fiscal 2020, the weighted-average interest rate on our outstanding loan was 5.46%. As of December 27, 2019 and June 28, 2019, our outstanding debt balance under the SVB Credit Facility was $9.0 million, and the interest rate was 5.25% and 6.00%, respectively.
The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with Silicon Valley Bank may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 5.00% above the applicable interest rate. As of December 27, 2019, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility. The $9.0 million borrowing was classified as a current liability as of December 27, 2019 and June 28, 2019, and repaid in January 2020 and July 2019, respectively.
On September 28, 2018, we entered into Amendment No. 1 (the “Amendment”) to the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Among other things, the Amendment provides for the definition of Quick Assets set forth in the Agreement to be modified to include up to the lesser of (a) 50% of unbilled accounts receivable or (b) $7.0 million.
In addition, we have a short-term line of credit for up to $0.3 million from a bank in New Zealand to support the operations of our subsidiary located there. This line of credit provides for up to $0.2 million in short-term advances at various interest rates, all of which was available as of December 27, 2019 and June 28, 2019. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of December 27, 2019. This line of credit may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.
Note 8. Restructuring Activities
The following table summarizes our restructuring-related activities during the six months ended December 27, 2019:

	Severance and Benefits				Facilities and Other	Total
(In thousands)	Fiscal 2020 Plan	Fiscal 2018-2019 Plan	Fiscal 2016-2017 Plan	Fiscal 2013-2014 Plan	Fiscal 2015-2016 Plan
Accrual balance, June 28, 2019	$—	$1,023	$2	$64	$238	$1,327
Charges (recovery), net	1,280	(103)	—	—	—	1,177
Cash payments	(60)	(229)	(2)	—	—	(291)
Foreign exchange impact	—	—	—	—	(9)	(9)
Accrual balance, September 27, 2019	1,220	691	—	64	229	2,204
Charges, net	381	—	—	—	—	381
Cash payments	(385)	(280)	—	—	—	(665)
Accrual balance, December 27, 2019	$1,216	$411	$—	$64	$229	$1,920
As of December 27, 2019, $1.7 million of the accrual balance was in short-term restructuring liabilities while $0.2 million was included in other long-term liabilities on our unaudited condensed consolidated balance sheets.
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
The following table summarizes the repurchases of our common stock:

	Three Months Ended		Six Months Ended
(In thousands, except share amounts)	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
Number of shares repurchased	46,087	68,006	101,539	91,585
Aggregate purchase price, including commissions	$653	$1,046	$1,401	$1,436

All repurchased shares were retired. As of December 27, 2019, $3.8 million remained available under our stock repurchase program.

Stock Incentive Programs
As of December 27, 2019, we had two stock incentive plans for our employees and nonemployee directors, the 2018 Incentive Plan and the 2007 Stock Equity Plan, as amended and restated effective November 13, 2015. During the three months ended December 27, 2019, we granted restricted stock units for the issuance of 21,172 shares of our common stock. During the six months ended December 27, 2019, we granted restricted stock units for the issuance of 84,202 shares of our common stock, performance restricted stock units for the issuance of 51,706 shares of our common stock and options to purchase 126,118 shares of our common stock.
Total compensation expense for share-based awards included in our unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
By Expense Category:
Cost of revenues	$52	$52	$96	$100
Research and development	32	45	59	81
Selling and administrative	317	405	653	757
Total share-based compensation expense	$401	$502	$808	$938
By Types of Award:
Options	$153	$116	$263	$155
Restricted and performance stock awards and units	248	386	545	783
Total share-based compensation expense	$401	$502	$808	$938
As of December 27, 2019, there was approximately $1.3 million of total unrecognized compensation expense related to non-vested stock options granted which are expected to be recognized over a weighted-average period of 2.3 years. As of December 27, 2019, there was $2.1 million of total unrecognized compensation expense related to non-vested stock awards which are expected to be recognized over a weighted-average period of 2.2 years.

Note 10. Segment and Geographic Information
We operate in one reportable business segment: the design, manufacturing, and sale of a range of wireless networking products, solutions, and services. Our financial performance is regularly reviewed by our chief operating decision maker who is our chief executive officer.
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for the three and six months ended December 27, 2019 and December 28, 2018 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
North America	$36,472	$37,316	$76,239	$65,079
Africa and the Middle East	8,856	13,832	19,449	27,979
Europe and Russia	2,418	3,233	5,825	6,945
Latin America and Asia Pacific	8,251	10,707	13,098	25,589
Total revenue	$55,997	$65,088	$114,611	$125,592
During the three months ended December 27, 2019, no customer accounted for over 10% of our total revenue. During the six months ended December 27, 2019, Motorola Solutions, Inc. accounted for 10% of our total revenue. During both the three and six months ended December 28, 2018, Mobile Telephone Networks Group (MTN Group) accounted for 12% of our total revenue. As of December 27, 2019, MTN Group accounted for 13% of our accounts receivable. As of June 28, 2019, MTN Group and Globe Telecom, Inc. (Globe) accounted for 10% and 11% of our accounts receivable, respectively. We have entered into separate and distinct contracts with Globe and MTN Group, as well as separate arrangements with their various subsidiaries. The loss of a significant portion of business from Globe and MTN Group, or any other significant customers, could adversely affect our unaudited condensed consolidated financial statements.
Note 11. Income Taxes
Our effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where we cannot recognize tax benefits on current losses. During interim periods, we accrue tax expenses for jurisdictions that are anticipated to be profitable for fiscal 2020.
The determination of our income taxes for the six months ended December 27, 2019 and December 28, 2018 was based on our estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. Our tax expense for the six months ended December 27, 2019 was primarily due to tax expense related to profitable subsidiaries and a $0.6 million increase in our reserves for uncertain tax positions. The tax benefit for the six months ended December 28, 2018 was primarily due to tax expense related to profitable subsidiaries, net against the $1.6 million release of valuation allowance due to the potential foreign tax refund to be received from the Department of Federal Revenue of Brazil.
We continue to record a partial valuation allowance on our U.S. deferred tax assets which primarily represent future income tax benefits associated with our operating losses. Realization of our deferred tax assets is dependent on generating sufficient pre-tax book income in future periods. Although we believe it is more likely than not that future income will be sufficient to allow us to recover the value of a portion of our U.S. deferred tax assets, realization is not assured and future events could cause us to change our judgment. If future events cause us to conclude that it is not more likely than not that we will be able to recover more or less of the current anticipated portion of deferred tax assets, we would be required to either decrease or increase the valuation allowance on our deferred tax assets at that time, which would result in a charge to income tax expense (benefit) and a material increase or decrease in net income in the period in which we change our judgment. During the second quarter of fiscal 2020, we did not record any adjustment to valuation allowance on our U.S. deferred tax assets.
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
We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign and state income taxes. Such interest expense was not material for the three and six months ended December 27, 2019 and December 28, 2018.
Note 12. Commitments and Contingencies
Purchase Orders and Other Commitments
From time to time in the normal course of business, we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf, in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of December 27, 2019, we had outstanding purchase obligations with our suppliers or contract manufacturers of $18.6 million. In addition, we had contractual obligations of approximately $2.1 million associated with software licenses as of December 27, 2019.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies, or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations, and similar transactions, or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of December 27, 2019, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements, and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of December 27, 2019, we had commercial commitments of $61.2 million outstanding that were not recorded on our unaudited condensed consolidated balance sheets. We do not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on the performance guarantees in the future.
Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our products infringe the intellectual property rights of a third party. As of December 27, 2019, we have not received any notice that any customer is subject to an infringement claim arising from the use of our products; we have not received any request to defend any customers from infringement claims arising from the use of our products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of December 27, 2019, we had not recorded any liabilities related to these indemnifications.
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

Overview
We anticipate our overall revenue in fiscal 2020 to be higher in North America, offset by lower revenue from our international regions. This expectation is based on actual order volumes in fiscal 2019 and our observation of customer spending patterns going into fiscal 2020. In the first six months of fiscal 2020, we added to the healthy backlog we had entering fiscal 2020 for our North America private network projects and we anticipate continuing our strong momentum across these verticals. We have made inroads into the U.S. rural broadband and wireless internet service provider areas and there is evidence now of investment to support 5G deployments with our U.S. service provider customers. Internationally, we took a more conservative view of our revenue opportunity based on a variety of factors that have led to an overall capital spending decline and increased competitive intensity, especially from vendors based in China. While there is an attractive pipeline of international revenue opportunity, it has less clarity on timing and we are maintaining our lower international expectations with respect to fiscal 2020.
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
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe and Russia, and (3) Latin America and Asia Pacific. Revenue by region for the three and six months ended December 27, 2019 and December 28, 2018 and the related changes were as follows:

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 27, 2019	December 28, 2018	$ Change	% Change	December 27, 2019	December 28, 2018	$ Change	% Change
North America	$36,472	$37,316	$(844)	(2.3)%	$76,239	$65,079	$11,160	17.1%
Africa and the Middle East	8,856	13,832	(4,976)	(36.0)%	19,449	27,979	(8,530)	(30.5)%
Europe and Russia	2,418	3,233	(815)	(25.2)%	5,825	6,945	(1,120)	(16.1)%
Latin America and Asia Pacific	8,251	10,707	(2,456)	(22.9)%	13,098	25,589	(12,491)	(48.8)%
Total revenue	$55,997	$65,088	$(9,091)	(14.0)%	$114,611	$125,592	$(10,981)	(8.7)%
Our revenue in North America decreased by $0.8 million, or 2.3%, during the second quarter of fiscal 2020 compared with the same quarter of fiscal 2019. Revenue in North America increased by $11.2 million, or 17.1%, during the first six months of fiscal 2020 compared with the same period of fiscal 2019. The increase in North America revenue during the first six months of fiscal 2020 was due to an increase in private network projects as well as an increase in mobile operator sales compared to fiscal 2019.
Our revenue in Africa and the Middle East decreased by $5.0 million, or 36.0%, for the second quarter of fiscal 2020 compared with the same quarter of fiscal 2019. Revenue in Africa and the Middle East decreased by $8.5 million, or 30.5%, during the first six months of fiscal 2020 compared with the same period of fiscal 2019. The decrease in revenue was primarily due to decreased sales to our large mobile operator customers in the region.
Revenue in Europe and Russia decreased by $0.8 million, or 25.2%, for the second quarter of fiscal 2020 compared with the same quarter of fiscal 2019. Revenue in Europe and Russia decreased by $1.1 million, or 16.1%, during the first six months of fiscal 2020 compared with the same period of fiscal 2019. The decrease was due to lower sales to mobile operator customers in the region.

Revenue in Latin America and Asia Pacific decreased by $2.5 million, or 22.9%, during the second quarter of fiscal 2020 compared with the same quarter of fiscal 2019. Revenue in Latin America and Asia Pacific decreased by $12.5 million, or 48.8%, during the first six months of fiscal 2020 compared with the same period of fiscal 2019. The decrease was from lower sales to mobile operator customers compared to fiscal 2019.

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 27, 2019	December 28, 2018	$ Change	% Change	December 27, 2019	December 28, 2018	$ Change	% Change
Product sales	$34,152	$41,956	$(7,804)	(18.6)%	$70,746	$81,081	$(10,335)	(12.7)%
Services	21,845	23,132	(1,287)	(5.6)%	43,865	44,511	(646)	(1.5)%
Total revenue	$55,997	$65,088	$(9,091)	(14.0)%	$114,611	$125,592	$(10,981)	(8.7)%
Our revenue from product sales decreased by $7.8 million, or 18.6%, for the second quarter of fiscal 2020 compared with the same quarter of fiscal 2019. Product sales decreased compared to the same quarter in fiscal 2020 in all reporting sectors. Our services revenue decreased by $1.3 million, or 5.6%, during the second quarter of fiscal 2020 compared with the same quarter of fiscal 2019. Lower international service sales were offset in part by increased service sales in North America relative to fiscal 2019.
Our revenue from product sales decreased by $10.3 million, or 12.7%, for the first six months of fiscal 2020 compared with the same period of fiscal 2019. Increased product sales in North America were offset by a larger volume decrease in international sectors compared to the same period in fiscal 2019. Our services revenue decreased by $0.6 million, or 1.5%, during the first six months of fiscal 2020 compared with the same period of fiscal 2019. Decreased sales in international sectors were offset in part by an increase in North America sales compared to the same period in fiscal 2019.

During the three and six months ended December 27, 2019, our product revenue was adversely impacted by a cyberattack at one of our contract manufacturing vendors, which constrained capacity by approximately three weeks and led to lower than expected results. However, the issue has been fully remediated.
Gross Margin

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 27, 2019	December 28, 2018	$ Change	% Change	December 27, 2019	December 28, 2018	$ Change	% Change
Revenue	$55,997	$65,088	$(9,091)	(14.0)%	$114,611	$125,592	$(10,981)	(8.7)%
Cost of revenue	37,678	42,598	(4,920)	(11.5)%	73,736	85,177	(11,441)	(13.4)%
Gross margin	$18,319	$22,490	$(4,171)	(18.5)%	$40,875	$40,415	$460	1.1%
% of revenue	32.7%	34.6%			35.7%	32.2%
Product margin %	32.7%	37.7%			38.1%	34.7%
Service margin %	32.7%	28.9%			31.7%	27.6%
Gross margin for the second quarter of fiscal 2020 decreased by $4.2 million, or 18.5% compared with the same quarter of fiscal 2019. Our gross margin decreased from the prior-year quarter, primarily due to lower mix of product revenue and increased supply chain costs. Gross margin for the first six months of fiscal 2020 increased by $0.5 million, or 1.1%. For the first six months of fiscal 2020, gross margin improved over the same period in fiscal 2019 primarily due to a higher volume of business in North America and improved profit margin in that sector, offset in part by increased supply chain costs.

Product margin as a percentage of product revenue decreased in the second quarter of fiscal 2020 compared with the same quarter of fiscal 2019 primarily due to lower mix of product revenue and increased supply chain costs. Service margin as a percentage of service revenue increased in the second quarter of fiscal 2020 compared with the same period in fiscal 2019 due to higher margin rates for certain projects in our North America and international sectors.

Product margin and service margin as a percentage of product revenue improved in the first six months of fiscal 2020 compared with the same quarter of fiscal 2019 due to higher volume of business in North America and higher margin rates for certain projects, offset in part by increased supply chain costs.

Research and Development Expenses

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 27, 2019	December 28, 2018	$ Change	% Change	December 27, 2019	December 28, 2018	$ Change	% Change
Research and development	$4,978	$5,316	$(338)	(6.4)%	$10,194	$10,253	$(59)	(0.6)%
% of revenue	8.9%	8.2%			8.9%	8.2%
Our research and development expenses decreased by $0.3 million, or 6.4%, in the second quarter of fiscal 2020 compared with the same quarter of fiscal 2019. The decrease was primarily due to timing of product development activities. Our research and development expenses were relatively flat for the first six months of fiscal 2020 compared to the first six months of fiscal 2019.
Selling and Administrative Expenses

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 27, 2019	December 28, 2018	$ Change	% Change	December 27, 2019	December 28, 2018	$ Change	% Change
Selling and administrative	$14,457	$14,291	$166	1.2%	$29,101	$27,997	$1,104	3.9%
% of revenue	25.8%	22.0%			25.4%	22.3%
Our selling and administrative expenses increased by $0.2 million, or 1.2%, in the second quarter of fiscal 2020 compared with the same period in fiscal 2019. The increase was primarily due to higher variable compensation and other legal related costs. Our selling and administrative expenses increased by $1.1 million, or 3.9%, in the first six months of fiscal 2020 compared with the same period in fiscal 2019. The increase was primarily due to higher variable compensation and other legal related costs.
Restructuring Charges

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 27, 2019	December 28, 2018	$ Change	% Change	December 27, 2019	December 28, 2018	$ Change	% Change
Restructuring charges	$381	$—	$381	—%	$1,558	$796	$762	95.7%
During the fourth quarter of fiscal 2019, our Board of Directors approved a restructuring plan (the “Fiscal 2020 Plan”) to primarily consolidate product development, right size our resources to support our International business and other support functions. Payments related to the accrued restructuring liability balance for this plan are expected to be fully paid in fiscal 2021.
Interest Income and Interest Expense

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 27, 2019	December 28, 2018	$ Change	% Change	December 27, 2019	December 28, 2018	$ Change	% Change
Interest income	$120	$43	$77	179.1%	$206	$94	$112	119.1%
Interest expense	$(1)	$(76)	$75	(98.7)%	$(4)	$(81)	$77	(95.1)%
Interest income reflected interest earned on our cash equivalents which were comprised of money market funds and bank certificates of deposit.
Interest expense was primarily related to interest associated with borrowings under the SVB Credit Facility and discounts on customer letters of credit.

Income Taxes

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 27, 2019	December 28, 2018	$ Change	% Change	December 27, 2019	December 28, 2018	$ Change	% Change
(Loss) income before income taxes	$(1,378)	$2,850	$(4,228)	(148.4)%	$224	$1,382	$(1,158)	(83.8)%
Provision for (benefit from) income taxes	$293	$540	$(247)	(45.7)%	$1,841	$(178)	$2,019	(1,134.3)%
We estimate our annual effective tax rate at the end of each quarterly period, and we record the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances.
The tax expense for the first six months of fiscal 2020 was primarily due to tax expense related to profitable subsidiaries and a $0.6 million increase in our reserves for uncertain tax positions. During the first quarter of fiscal 2019, we recorded a net discrete tax benefit of $1.6 million for the release of valuation allowance on a deferred tax asset recorded for $1.9 million of refundable withholding tax credit to be received from the Department of Federal Revenue of Brazil, less tax expense of $0.3 million from recognizing an ASC 740-10 reserve previously recorded as a reduction against the deferred tax for the withholding tax credit.
We continue to record a partial valuation allowance on our U.S. deferred tax assets which primarily represent future income tax benefits associated with our operating losses. Realization of our deferred tax assets is dependent on generating sufficient pre-tax book income in future periods. Although we believe it is more likely than not that future income will be sufficient to allow us to recover the value of a portion of our U.S. deferred tax assets, realization is not assured and future events could cause us to change our judgment. If future events cause us to conclude that it is not more likely than not that we will be able to recover more or less of the current anticipated portion of deferred tax assets, we would be required to either decrease or increase the valuation allowance on our deferred tax assets at that time, which would result in a charge to income tax expense (benefit) and a material increase or decrease in net income in the period in which we change our judgment. During the second quarter of fiscal 2020, we did not record any adjustment to valuation allowance on our U.S. deferred tax assets.
Liquidity, Capital Resources, and Financial Strategies
Sources of Cash
As of December 27, 2019, our total cash and cash equivalents were $38.1 million. Approximately $18.7 million, or 49.1%, was held in the United States. The remaining balance of $19.4 million, or 50.9%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries at December 27, 2019, $18.7 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to foreign withholding taxes.
Operating Activities
Cash provided by or used in operating activities is presented as net (loss) income adjusted for non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities was $10.8 million for the first six months of fiscal 2020, compared to cash used in operating activities of $0.6 million for the first six months of fiscal 2019 primarily related to a net change in deferred tax expense. The net contribution of non-cash items decreased cash by $0.6 million and net changes in operating assets and liabilities increased cash by $15.1 million for the first six months of fiscal 2020 as compared to the same period in fiscal 2019.
Changes in operating assets and liabilities resulted in a net increase of $15.1 million to cash for the first six months of fiscal 2020, compared to the same period in 2019. Accounts receivable and unbilled costs fluctuate from period to period, depending on the amount, timing of sales and billing activities and cash collections. The fluctuations in accounts payable and accrued expenses were primarily due to the timing of liabilities incurred and vendor payments. The change in inventories and in customer service inventories were primarily due to demand and our focus on improving our inventory management. The increase in customer advance payments and unearned revenue was due to the timing of payment from customers and revenue recognition. We used $1.0 million in cash during the first six months of fiscal 2020 on expenses related to restructuring liabilities.

Investing Activities
Net cash used in investing activities was $2.4 million and $3.2 million for the first six months of fiscal 2020 and 2019, respectively, which consisted of capital expenditures. During the remainder of fiscal year 2020, we expect to spend approximately $3.6 million for capital expenditures, primarily on equipment for development and manufacturing of new products and to support customer managed services.
Financing Activities
Financing cash flows consist primarily of proceeds and repayments of short-term debt, repurchase of stock and proceeds from sale of share of common stock through employee equity plans. Net cash used in financing activities was $2.1 million for the first six months of fiscal 2020, primarily due to $1.4 million for repurchases of our common stock and a $0.7 million payment for taxes related to the net settlement of equity awards.
As of December 27, 2019, our principal sources of liquidity consisted of $38.1 million in cash and cash equivalents; $14.5 million of available credit under our $25.0 million SVB Credit Facility, which expires on June 29, 2020; and future collections of receivables from customers. We regularly require letters of credit from certain customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically, our primary sources of liquidity have been cash flows from operations and credit facilities.
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
As of December 27, 2019, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility. The $9.0 million borrowing was classified as a current liability as of December 27, 2019 and June 28, 2019 and repaid in January 2020 and July 2019, respectively.
In addition, we have an uncommitted short-term line of credit of $0.3 million from a bank in New Zealand to support the operations of our subsidiary located there. This line of credit provides for $0.2 million in short-term advances at various interest rates, all of which was available as of December 27, 2019 and June 28, 2019. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of December 27, 2019. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.
Restructuring Payments
We had liabilities for restructuring activities totaling $1.9 million as of December 27, 2019, $1.7 million of which was classified as current liabilities and expected to be paid out in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.
Contractual Obligations and Commercial Commitments
The amounts disclosed in our fiscal 2019 Annual Report on Form 10-K filed with the SEC on August 27, 2019 include our commercial commitments and contractual obligations. During the first six months of fiscal 2020, no material changes occurred in our contractual obligations to purchase goods and services and to make payments under operating leases or our contingent liabilities on outstanding letters of credit, guarantees, and other arrangements as disclosed in our fiscal 2019 Annual Report on Form 10-K. As of December 27, 2019, we had commercial commitments of $61.2 million outstanding that were not recorded on our unaudited condensed consolidated balance sheets. Please refer to “Note 12 Commitments and Contingencies” of the Notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
As of December 27, 2019, we had no foreign currency forward contracts outstanding. Net foreign exchange income (loss), net recorded in our unaudited condensed consolidated statements of operations during the three and six months ended December 27, 2019 and December 28, 2018 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
Amount included in costs of revenues	$272	$(48)	$56	$171
Certain of our international business are transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars for the first six months of fiscal 2020 was $0.1 million and was included as a component of stockholders’ equity. As of December 27, 2019 and June 28, 2019, the cumulative translation adjustment decreased our equity by $12.8 million and $12.7 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our credit facility.
Exposure on Cash Equivalents
We had $38.1 million in total cash and cash equivalents as of December 27, 2019. Cash equivalents totaled $22.7 million as of December 27, 2019 and were comprised of money market funds and bank certificates of deposit. Cash equivalents investments have been recorded at fair value on our balance sheet.

Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. The weighted-average days to maturity for cash equivalents held as of December 27, 2019 was 26.5 days, and these investments had an average yield of approximately 6.38% per annum. A 10% change in interest rates on our cash equivalents is not expected to have a material impact on our financial position, results of operations, or cash flows.
Exposure on Borrowings
Our borrowings outstanding under the SVB Credit Facility incurred interest at the prime rate plus a spread of 0.50% to 1.50% with such spread determined based on our adjusted quick ratio. During the first six months of fiscal 2020, our weighted-average interest rate was 5.46%, and the interest expense on these borrowings was insignificant.
A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations, or cash flows since interest on our borrowings is not material to our overall financial position.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with participation of our President and Chief Executive Officer (“CEO”), and Chief Operating Officer and Principal Financial Officer (“PFO”), as of the end of the period covered by this report, our CEO and PFO has concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 27, 2019, are effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our CEO and PFO, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting
There were no changes to our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended December 27, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of stock repurchases for the three months ended December 27, 2019:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Program (1) (in thousands)
September 28, 2019 through October 25, 2019	17,785	$14.06	17,785	$4,187
October 26, 2019 through November 22, 2019	15,099	$14.17	15,099	$3,973
November 23, 2019 through December 27, 2019	13,203	$14.26	13,203	$3,786
Total	46,087

(1) Stock Repurchase Programs
In May 2018, our board of directors approved a repurchase program, which does not have an expiration date, for the repurchase of up to $7.5 million of our common stock. During the three months ended December 27, 2019, we repurchased $0.7 million of our common stock in the open market. As of December 27, 2019, $3.8 million remained available under our stock repurchase program.
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
10.1
Employment Agreement, dated January 2, 2020, between Aviat Networks, Inc. and Peter Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 2, 2020, File No. 001-33278)

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer and Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIAT NETWORKS, INC. (Registrant)
Date: February 6, 2020

By:	/s/ Walter Stanley Gallagher, Jr.
Walter Stanley Gallagher, Jr. Chief Operating Officer and Principal Financial Officer

By:	/s/ Eric Chang
Eric Chang Senior Vice President, Corporate Controller and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Descriptions
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
10.1
Employment Agreement, dated January 2, 2020, between Aviat Networks, Inc. and Peter Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 2, 2020, File No. 001-33278)

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer and Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document