Form 10-Q
period 2020-04-03
AVIAT NETWORKS, INC.
filed 2020-05-12
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock as of April 30, 2020 was 5,393,030.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended April 3, 2020

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and par value amounts)	April 3, 2020	June 28, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$39,208	$31,946
Accounts receivable, net	48,148	51,937
Unbilled receivables	23,420	27,780
Inventories	14,190	8,573
Customer service inventories	1,264	936
Other current assets	11,164	4,825
Total current assets	137,394	125,997
Property, plant and equipment, net	17,602	17,255
Deferred income taxes	13,780	13,864
Right of use assets	4,608	—
Other assets	6,377	12,077
TOTAL ASSETS	$179,761	$169,193
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$9,000	$9,000
Accounts payable	38,434	35,605
Accrued expenses	23,170	22,555
Short-term lease liabilities	2,396	—
Advance payments and unearned revenue	21,485	13,962
Restructuring liabilities	1,538	1,089
Total current liabilities	96,023	82,211
Unearned revenue	8,210	9,662
Long-term lease liabilities	2,493	—
Other long-term liabilities	620	820
Reserve for uncertain tax positions	4,654	3,606
Deferred income taxes	818	1,378
Total liabilities	112,818	97,677
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 5,393,030 shares issued and outstanding at April 3, 2020; 5,359,695 shares issued and outstanding at June 28, 2019	54	54
Additional paid-in-capital	813,986	815,196
Accumulated deficit	(731,884)	(730,998)
Accumulated other comprehensive loss	(15,213)	(12,736)
Total equity	66,943	71,516
TOTAL LIABILITIES AND EQUITY	$179,761	$169,193
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Revenues:
Revenue from product sales	$40,930	$34,615	$111,676	$115,696
Revenue from services	20,449	19,422	64,314	63,933
Total revenues	61,379	54,037	175,990	179,629
Cost of revenues:
Cost of product sales	24,676	23,712	68,466	76,670
Cost of services	14,742	14,070	44,688	46,289
Total cost of revenues	39,418	37,782	113,154	122,959
Gross margin	21,961	16,255	62,836	56,670
Operating expenses:
Research and development expenses	4,875	5,350	15,069	15,603
Selling and administrative expenses	15,233	13,408	44,334	41,405
Restructuring charges	617	—	2,175	796
Total operating expenses	20,725	18,758	61,578	57,804
Operating income (loss)	1,236	(2,503)	1,258	(1,134)
Interest income	112	73	318	167
Interest expense	(19)	(7)	(23)	(88)
Other (expense) income, net	—	(1)	—	(1)
Income (loss) before income taxes	1,329	(2,438)	1,553	(1,056)
Provision for (benefit from) income taxes	598	(6,777)	2,439	(6,955)
Net income (loss)	$731	$4,339	$(886)	$5,899

Net income (loss) per share of common stock outstanding:
Basic	$0.14	$0.81	$(0.16)	$1.10
Diluted	$0.13	$0.78	$(0.16)	$1.05
Weighted-average shares outstanding:
Basic	5,395	5,381	5,390	5,382
Diluted	5,457	5,577	5,390	5,634
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Net income (loss)	$731	$4,339	$(886)	$5,899
Other comprehensive loss:
Net change in cumulative translation adjustments	(2,374)	(88)	(2,477)	(426)
Other comprehensive loss	(2,374)	(88)	(2,477)	(426)
Comprehensive (loss) income	$(1,643)	$4,251	$(3,363)	$5,473

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	April 3, 2020	March 29, 2019
Operating Activities
Net (loss) income	$(886)	$5,899
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	3,226	3,408
(Provision) recovery from uncollectible receivables	18	(264)
Share-based compensation	1,315	1,396
Deferred tax assets, net	(475)	(6,870)
Charges for inventory and customer service inventory write-downs	751	404
Loss on disposition of property, plant and equipment, net	14	20
Changes in operating assets and liabilities:
Accounts receivable	2,977	(236)
Unbilled receivables	4,644	(5,674)
Inventories	(5,810)	(698)
Customer service inventories	(930)	(170)
Accounts payable	3,170	3,954
Accrued expenses	140	(3,085)
Advance payments and unearned revenue	6,157	7,197
Income taxes payable or receivable	1,372	366
Other assets and liabilities	(1,058)	(307)
Net cash provided by operating activities	14,625	5,340
Investing Activities
Payments for acquisition of property, plant and equipment	(3,945)	(4,083)
Net cash used in investing activities	(3,945)	(4,083)
Financing Activities
Proceeds from borrowings	27,000	27,000
Repayments of borrowings	(27,000)	(27,000)
Payments for repurchase of common stock	(1,772)	(1,870)
Payments for taxes related to net settlement of equity awards	(764)	(561)
Proceeds from issuance of common stock under employee stock plans	11	30
Net cash used in financing activities	(2,525)	(2,401)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(895)	(305)
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,260	(1,449)
Cash, cash equivalents, and restricted cash, beginning of period	32,201	37,764
Cash, cash equivalents, and restricted cash, end of period	$39,461	$36,315

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended April 3, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of December 27, 2019	5,414,480	$54	$813,867	$(732,615)	$(12,839)	$68,467
Net income	—	—	—	731	—	731
Other comprehensive loss, net of tax	—	—	—	—	(2,374)	(2,374)
Issuance of common stock under employee stock plans	6,715	—	1	—	—	1
Shares withheld for taxes related to vesting of equity awards	(1,681)	—	(18)	—	—	(18)
Stock repurchase	(26,484)	—	(371)	—	—	(371)
Share-based compensation	—	—	507	—	—	507
Balance as of April 3, 2020	5,393,030	$54	$813,986	$(731,884)	$(15,213)	$66,943

	Three Months Ended March 29, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of December 28, 2018	5,399,357	$54	$815,392	$(739,176)	$(12,943)	$63,327
Net income	—	—	—	4,339	—	4,339
Other comprehensive loss, net of tax	—	—	—	—	(88)	(88)
Issuance of common stock under employee stock plans	8,168	—	11	—	—	11
Shares withheld for taxes related to vesting of equity awards	(622)	—	(7)	—	—	(7)
Stock repurchase	(30,961)	—	(433)	—	—	(433)
Share-based compensation	—	—	458	—	—	458
Balance as of March 29, 2019	5,375,942	$54	$815,421	$(734,837)	$(13,031)	$67,607

	Nine Months Ended April 3, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of June 28, 2019	5,359,695	54	815,196	(730,998)	(12,736)	71,516
Net loss	—	—	—	(886)	—	(886)
Other comprehensive loss, net of tax	—	—	—	—	(2,477)	(2,477)
Issuance of common stock under employee stock plans	215,423	2	9	—	—	11
Shares withheld for taxes related to vesting of equity awards	(54,065)	(1)	(763)	—	—	(764)
Stock repurchase	(128,023)	(1)	(1,771)	—	—	(1,772)
Share-based compensation	—	—	1,315	—	—	1,315
Balance as of April 3, 2020	5,393,030	$54	$813,986	$(731,884)	$(15,213)	$66,943

	Nine Months Ended March 29, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of June 29, 2018	5,351,155	54	816,426	(746,359)	(12,605)	57,516
Cumulative-effect adjustment for ASC Topic 606	—	—	—	5,623	—	5,623
Net income	—	—	—	5,899	—	5,899
Other comprehensive loss, net of tax	—	—	—	—	(426)	(426)
Issuance of common stock under employee stock plans	182,421	1	29	—	—	30
Shares withheld for taxes related to vesting of equity awards	(35,088)	—	(561)	—	—	(561)
Stock repurchase	(122,546)	(1)	(1,869)	—	—	(1,870)
Share-based compensation	—	—	1,396	—	—	1,396
Balance as of March 29, 2019	5,375,942	$54	$815,421	$(734,837)	$(13,031)	$67,607

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. The Company and Basis of Presentation
The Company
Aviat Networks, Inc. (the “Company,” “we,” “us,” and “our”) designs, manufactures, and sells a range of wireless networking solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies, and broadcast system operators across the globe. Due to the volume of our international sales, especially in developing countries, we may be susceptible to a number of political, economic, and geographic risks that could harm our business as outlined in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 28, 2019. Our products include broadband wireless access base stations and customer premises equipment for fixed and mobile, point-to-point digital microwave radio systems for access, backhaul, trunking, license-exempt applications, supporting new network deployments, network expansion, and capacity upgrades.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information, and we have made estimates, assumptions and judgments affecting the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes, as discussed in greater detail below. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of our management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the three and nine months ended April 3, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2019.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated.
We operate on a 52-week or 53-week year ending on the Friday closest to June 30. The nine months ended April 3, 2020 consisted of 40 weeks while the nine months ended 2019 included 39 weeks. The three months ended April 3, 2020 and March 29, 2019 consisted of 14 weeks and 13 weeks, respectively. Fiscal year 2020 will be comprised of 53 weeks and will end on July 3, 2020.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates, assumptions and judgments affecting the amounts reported and related disclosures. Estimates are based upon historical factors, current circumstances and the experience and judgment of our management. We evaluate our estimates and assumptions on an ongoing basis and may employ outside experts to assist us in making these evaluations. Changes in such estimates, based on more accurate information, or different assumptions or conditions, may affect amounts reported in future periods. Such estimates affect significant items, including revenue recognition, provision for uncollectible receivables, inventory valuation, valuation allowances for deferred tax assets, uncertainties in income taxes, lease liabilities, restructuring obligations, product warranty obligations, share-based awards, contingencies, recoverability of long-lived assets and useful lives of property, plant and equipment. The actual results that we experience may differ materially from our estimates.
Summary of Significant Accounting Policies
There have been no material changes in our significant accounting policies as of and for the nine months ended April 3, 2020, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended June 28, 2019, with the exception of our adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842)

(ASU 2016-02) (“ASC 842”). See Note 4, “Leases” to the Notes to unaudited condensed consolidated financial statements for discussion of the impact of the adoption of this standard on our policies for leases.
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
Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This guidance provides optional guidance related to reference rate reform, which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for our borrowing instruments, which use LIBOR as a reference rate, and was effective March 12, 2020 through December 31, 2022. We are currently evaluating the potential impact of ASU 2020-04 will have on our unaudited condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). This guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles and also simplifies areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws and rate changes. ASU 2019-12 will be effective for us in our first quarter of fiscal 2022. We are currently evaluating the potential impact that adopting ASU 2019-12 will have on our unaudited condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 will be effective for us in our first quarter of fiscal 2021, with early adoption permitted. The standard can be adopted either using the prospective or retrospective transition approach. We are evaluating the potential impact adopting ASU 2018-15 will have on our unaudited condensed consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance: ASU 2018-19,

ASU 2019-04, and ASU 2019-05 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 will be effective for us in our first quarter of fiscal 2024, and earlier adoption is permitted. We are evaluating the impact adopting Topic 326 will have on our unaudited condensed consolidated financial statements.

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
The following table presents the computation of basic and diluted net income (loss) per share attributable to our common stockholders:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Numerator:
Net income (loss)	$731	$4,339	$(886)	$5,899

Denominator:
Weighted-average shares outstanding, basic	5,395	5,381	5,390	5,382
Effect of potentially dilutive equivalent shares	62	196	—	252
Weighted-average shares outstanding, diluted	5,457	5,577	5,390	5,634

Net income (loss) per share of common stock outstanding:
Basic	$0.14	$0.81	$(0.16)	$1.10
Diluted	$0.13	$0.78	$(0.16)	$1.05
The following table summarizes the weighted-average equity awards that were excluded from the diluted net income (loss) per share calculations since they were anti-dilutive:

	Three Months Ended		Nine Months Ended
(In thousands)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Stock options	327	394	369	375
Restricted stock units and performance stock units	98	52	143	39
Total shares of common stock excluded	425	446	512	414

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

Revenue from services includes certain installation, extended warranty, customer support, consulting, training, and education. Maintenance and support services are generally offered to our customers over a specified period of time and from sales and subsequent renewals of maintenance and support contracts. The services noted are recognized based on an over-time recognition model using the cost-input method.

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

We elected the practical expedient to expense sales commissions as incurred when the amortization period of the related asset is one year or less. These costs are recorded as sales and marketing expense and included on our unaudited condensed consolidated balance sheet as accrued expenses until paid. Our amortization expense was not material for the three and nine months ended April 3, 2020.
Contract Balances, Performance Obligations, and Backlog

The following table provides information about receivables and liabilities from contracts with customers (in thousands):

	April 3, 2020	June 28, 2019
Contract Assets
Accounts receivable, net	$48,148	$51,937
Unbilled receivables	23,420	27,780
Capitalized commissions	1,031	955
Contract Liabilities
Advance payments and unearned revenue	21,485	13,962
Unearned revenue, long-term	8,210	9,662
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
As of April 3, 2020, we had $29.7 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 30% is expected to be recognized as revenue in the remainder of fiscal 2020 and the balance thereafter. During the three and nine months ended April 3, 2020 we recognized approximately $1.8 million and $7.4 million, respectively, in maintenance service revenue which was included in advance payments and unearned revenue at the beginning of the reporting period.
Remaining Performance Obligations
The aggregate amount of transaction price allocated to our unsatisfied (or partially unsatisfied) performance obligations was approximately $71.8 million at April 3, 2020. Of this amount, we expect to recognize approximately 60% as revenue during the next 12 months, with the remaining amount to be recognized as revenue within two to five years.

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
We determine if an arrangement contains a lease at inception. These operating leases are included in "Right of use assets" on our April 3, 2020 unaudited condensed consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligation to make lease payments are included in "Short-term lease liabilities" and "Long-term lease liabilities" on our April 3, 2020 unaudited condensed consolidated balance sheets. We did not enter into any finance leases during the nine months ended April 3, 2020.
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
Adoption of ASC 842
Upon our adoption of ASC 842, we recorded total ROU assets of $7.9 million, with corresponding liabilities of $8.3 million, on our unaudited condensed consolidated balance sheets. The ROU assets include adjustments for prepayments and accrued lease payments. The adoption did not impact our prior year condensed consolidated statements of operations and statements of cash flows. As of April 3, 2020, total ROU assets were approximately $4.6 million, and short-term lease liabilities and long-term lease liabilities were approximately $2.4 million and $2.5 million, respectively. Cash paid for lease liabilities was $1.4 million and $4.0 million for the three and nine months ended April 3, 2020, respectively. During the three and nine months ended April 3, 2020, we obtained $0.2 million and $0.3 million, respectively, of right-of-use assets in exchange for new operating lease obligations.

The following summarizes our lease costs, lease term and discount rate for three and nine months ended April 3, 2020 (in thousands, except for weighted average):

	Three Months Ended	Nine Months Ended
	April 3, 2020	April 3, 2020
	(In thousands)
Operating lease costs	$444	$1,290
Short-term lease costs	393	1,164
Variable lease costs	95	251
Total lease costs	$932	$2,705

Weighted average remaining lease term	5.6 years
Weighted average discount rate	6.7%
Rent expense for operating leases, including rentals on a month-to-month basis, for the three and nine months ended March 29, 2019 were $0.9 million and $2.8 million, respectively.
As of April 3, 2020, our future minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year were as follows (in thousands):

Amount
(In thousands)
Remainder of 2020	$1,274
2021	1,618
2022	583
2023	320
2024	231
Thereafter	2,010
Total lease payments	6,036
Less: interest	(1,147)
Present value of lease liabilities	$4,889
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

Note 5. Balance Sheet Components
Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of our cash, cash equivalents, and restricted cash reported within our unaudited condensed consolidated balance sheets that reconciles to the corresponding amount in our unaudited condensed consolidated statement of cash flows:

(In thousands)	April 3, 2020	June 28, 2019
Cash and cash equivalents	$39,208	$31,946
Restricted cash included in other assets	253	255
Total cash, cash equivalents, and restricted cash in the Statement of Cash Flows	$39,461	$32,201
Accounts Receivable, net
Our net accounts receivable are summarized below:

(In thousands)	April 3, 2020	June 28, 2019
Accounts receivable	$49,973	$53,539
Less: Allowances for collection losses	(1,825)	(1,602)
Total accounts receivable, net	$48,148	$51,937
Inventories
Our inventories are summarized below:

(In thousands)	April 3, 2020	June 28, 2019
Finished products	$8,489	$4,894
Raw materials and supplies	5,701	3,679
Total inventories	$14,190	$8,573
Consigned inventories included within raw materials and supplies	$2,620	$1,649
We currently rely on a few vendors for substantially all of our inventory purchases.
We record recovery or charges to adjust our inventory and customer service inventory due to excess and obsolete inventory resulting from lower sales forecast, product transitioning, or discontinuance. The recovery or charges during the three and nine months ended April 3, 2020 and March 29, 2019 were classified in cost of product sales as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Excess and obsolete inventory (recovery) charges	$(13)	$(64)	$156	$(311)
Customer service inventory write-downs	250	313	595	715
Total inventory charges	$237	$249	$751	$404

Property, Plant and Equipment, net
Our property, plant and equipment, net are summarized below:

(In thousands)	April 3, 2020	June 28, 2019
Land	$710	$710
Buildings and leasehold improvements	11,723	11,668
Software	17,603	17,556
Machinery and equipment	52,288	49,733
Total property, plant and equipment, gross	82,324	79,667
Less: Accumulated depreciation and amortization	(64,722)	(62,412)
Total property, plant and equipment, net	$17,602	$17,255

Included in the total plant, property and equipment above were $3.9 million and $2.8 million of assets in progress which have not been placed in service as of April 3, 2020 and June 28, 2019, respectively. Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Depreciation and amortization	$1,111	$1,024	$3,226	$3,408
Accrued Expenses
Our accrued expenses are summarized below:

(In thousands)	April 3, 2020	June 28, 2019
Accrued compensation and benefits	$8,501	$7,583
Accrued agent commissions	2,160	2,035
Accrued warranties	3,250	3,323
Other	9,259	9,614
Total accrued expenses	$23,170	$22,555
Accrued Warranties
We accrue for the estimated cost to repair or replace products under warranty. Changes in our warranty liability, which is included as a component of accrued expenses in our unaudited condensed consolidated balance sheets were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Balance as of the beginning of the period	$3,197	$3,416	$3,323	$3,196
Warranty provision recorded during the period	492	466	1,249	1,632
Consumption during the period	(439)	(448)	(1,322)	(1,394)
Balance as of the end of the period	$3,250	$3,434	$3,250	$3,434

Advance Payments and Unearned Revenue
Our advance payments and unearned revenue are summarized below:

(In thousands)	April 3, 2020	June 28, 2019
Advance payments	$3,313	$1,534
Unearned revenue	18,172	12,428
Total advance payments and unearned revenue	$21,485	$13,962
Excluded from the balances above are $8.2 million and $9.7 million in long-term unearned revenue as of April 3, 2020 and June 28, 2019, respectively.

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
The carrying amounts, estimated fair values, and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of April 3, 2020 and June 28, 2019 were as follows:

	April 3, 2020		June 28, 2019		Valuation Inputs
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents:
Money market funds	$21,393	$21,393	$15,121	$15,121	Level 1
Bank certificates of deposit	$3,282	$3,282	$1,989	$1,989	Level 2
Other current assets:
Foreign exchange forward contracts	$41	$41	$—	$—	Level 2
Liabilities:
Other accrued expenses:
Foreign exchange forward contracts	$296	$296	$7	$7	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items mainly are money market funds. As of April 3, 2020 and June 28, 2019, these money market funds were valued at $1.00 net asset value per share.
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
As of April 3, 2020 and June 28, 2019, we did not have any recurring assets or liabilities that were valued using significant unobservable inputs.

Our policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first nine months of fiscal 2020 and 2019, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.

Note 7. Credit Facility and Debt
On June 10, 2019, we entered into Amendment No. 2 to Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Credit Facility”). On May 4, 2020, we entered into Amendment No. 3 to Third Amended and Restated Loan and Security Agreement which extended the expiration date to June 28, 2021. The SVB Credit Facility provides for a $25.0 million accounts receivable formula-based revolving credit facility that can be borrowed by our U.S. company, with a $25.0 million sublimit that can be borrowed by our Singapore subsidiary. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of the borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the accounts receivable formula based revolving credit facility can also be utilized to issue letters of credit with a $12.0 million sublimit. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of April 3, 2020, available credit under the SVB Credit Facility was $14.5 million, reflecting the calculated borrowing base of $25.0 million less existing borrowings of $9.0 million and outstanding letters of credit of $1.5 million.
The SVB Credit Facility carries an interest rate computed, at our option, based on either (i) at the prime rate reported in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio; or (ii) if we satisfy a minimum adjusted quick ratio, a LIBOR rate determined in accordance with the SVB Credit Facility, plus a spread of 2.75%. Any outstanding Singapore subsidiary borrowed loans shall bear interest at an additional 2.00% above the applicable prime or LIBOR rate. During the first nine months of fiscal 2020, the weighted-average interest rate on our outstanding loan was 4.24%. As of April 3, 2020 and June 28, 2019, our outstanding debt balance under the SVB Credit Facility was $9.0 million, and the interest rate was 3.75% and 6.00%, respectively.
The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with Silicon Valley Bank may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 5.00% above the applicable interest rate. As of April 3, 2020, we were in compliance with the quarterly financial covenants contained in the SVB Credit Facility, as amended. The $9.0 million borrowing was classified as a current liability as of April 3, 2020 and June 28, 2019.
On September 28, 2018, we entered into Amendment No. 1 (the “Amendment”) to the Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank. Among other things, the Amendment provides for the definition of Quick Assets set forth in the Agreement to be modified to include up to the lesser of (a) 50% of unbilled accounts receivable or (b) $7.0 million.
In addition, we have a short-term line of credit for up to $0.3 million from a bank in New Zealand to support the operations of our subsidiary located there. This line of credit provides for up to $0.2 million in short-term advances at various interest rates, all of which was available as of April 3, 2020 and June 28, 2019. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of April 3, 2020. This line of credit may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.

Note 8. Restructuring Activities
The following table summarizes our restructuring-related activities during the nine months ended April 3, 2020:

	Severance and Benefits					Facilities and Other	Total
(In thousands)	Q3 2020 Plan	Fiscal 2020 Plan	Fiscal 2018-2019 Plan	Fiscal 2016-2017 Plan	Fiscal 2013-2014 Plan	Fiscal 2015-2016 Plan
Accrual balance, June 28, 2019	$—	$—	$1,023	$2	$64	$238	$1,327
Charges (recovery), net	—	1,280	(103)	—	—	—	1,177
Cash payments	—	(60)	(229)	(2)	—	—	(291)
Foreign exchange impact	—	—	—	—	—	(9)	(9)
Accrual balance, September 27, 2019	—	1,220	691	—	64	229	2,204
Charges, net	—	381	—	—	—	—	381
Cash payments	—	(385)	(280)	—	—	—	(665)
Accrual balance, December 27, 2019		1,216	411	—	64	229	1,920
Charges, net	595	22	—	—	—	—	617
Cash payments	(15)	(598)	(157)	—	—	—	(770)
Accrual balance, April 3, 2020	$580	$640	$254	$—	$64	$229	$1,767
As of April 3, 2020, $1.5 million of the accrual balance was in short-term restructuring liabilities while $0.3 million was included in other long-term liabilities on our unaudited condensed consolidated balance sheets.
During the third quarter of fiscal 2020, our Board of Directors approved a restructuring plan (the “Q3 2020 Plan”) in order to continue to reduce its operating costs and improve profitability to optimize its business model and increase efficiencies. Payments related to the accrued restructuring liability balance for this plan are expected to be fully paid in fiscal 2021.
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
For further information, see “Note 7. Restructuring Activities” in Part II, Item 8 of our 2019 Form 10-K.

Note 9. Equity
Stock Repurchase Program
In May 2018, our board of directors approved a stock repurchase program, which does not have an expiration date, for the repurchase of up to $7.5 million of our common stock.
The following table summarizes the repurchases of our common stock:

	Three Months Ended		Nine Months Ended
(In thousands, except share amounts)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Number of shares repurchased	26,484	30,961	128,023	122,546
Aggregate purchase price, including commissions	$373	$434	$1,773	$1,873

All repurchased shares were retired. As of April 3, 2020, $3.4 million remained available under our stock repurchase program. In February 2020, we suspended the stock repurchase program.

Stock Incentive Programs
As of April 3, 2020, we had two stock incentive plans for our employees and nonemployee directors, the 2018 Incentive Plan and the 2007 Stock Equity Plan, as amended and restated effective November 13, 2015. During the three months ended April 3, 2020, we granted 46,500 market-based stock units. During the nine months ended April 3, 2020, we granted 84,202 restricted stock units, 51,706 performance restricted stock units, 46,500 market-based stock units and 126,118 stock options to purchase shares of our common stock.
Total compensation expense for share-based awards included in our unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
By Expense Category:
Cost of revenues	$53	$44	$149	$144
Research and development	33	42	92	123
Selling and administrative	421	372	1,074	1,129
Total share-based compensation expense	$507	$458	$1,315	$1,396
By Types of Award:
Options	$197	$116	$460	$271
Restricted and performance stock awards and units	310	342	855	1,125
Total share-based compensation expense	$507	$458	$1,315	$1,396
As of April 3, 2020, there was approximately $1.1 million of total unrecognized compensation expense related to non-vested stock options granted which are expected to be recognized over a weighted-average period of 2.1 years. As of April 3, 2020, there was $1.7 million of total unrecognized compensation expense related to non-vested stock awards which are expected to be recognized over a weighted-average period of 2.1 years.

Note 10. Segment and Geographic Information
We operate in one reportable business segment: the design, manufacturing, and sale of a range of wireless networking products, solutions, and services. Our financial performance is regularly reviewed by our chief operating decision maker who is our chief executive officer.
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for the three and nine months ended April 3, 2020 and March 29, 2019 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
North America	$37,250	$28,581	$113,489	$93,660
Africa and the Middle East	9,230	11,079	28,679	39,058
Europe and Russia	1,903	3,326	7,728	10,271
Latin America and Asia Pacific	12,996	11,051	26,094	36,640
Total revenue	$61,379	$54,037	$175,990	$179,629
During the nine months ended April 3, 2020, Motorola Solutions, Inc. accounted for 10% of our total revenue. No customer accounted for 10% of our total revenue during the three months ended April 3, 2020. During the three months ended March 29, 2019, Mobile Telephone Networks Group (MTN Group) and Globe Telecom, Inc. (Globe) accounted for 13% and 12%, respectively, of our total revenue. During the nine months ended March 29, 2019, MTN Group accounted for 12% of our total revenue. As of April 3, 2020, MTN Group and Digitec accounted for 16% and 11% of our accounts receivable, respectively. As of June 28, 2019, MTN Group and Globe accounted for 10% and 11% of our accounts receivable, respectively. We have entered into separate and distinct contracts with Globe and MTN Group, as well as separate arrangements with their various subsidiaries. The loss of a significant portion of business from any significant customers could adversely affect our unaudited condensed consolidated financial statements.

Note 11. Income Taxes
Our effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where we cannot recognize tax benefits on current losses. During interim periods, we accrue tax expenses for jurisdictions that are anticipated to be profitable for fiscal 2020.
The determination of our income taxes for the nine months ended April 3, 2020 and March 29, 2019 was based on our estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. Our tax expense for the nine months ended April 3, 2020 was primarily due to tax expense related to profitable subsidiaries and a $0.4 million increase in our reserves for uncertain tax positions. The tax benefit for the nine months ended March 29, 2019 was primarily due to tax expense related to profitable subsidiaries, net against the $1.6 million release of valuation allowance due to the potential foreign tax refund to be received from the Department of Federal Revenue of Brazil.
We continue to record a partial valuation allowance on our U.S. deferred tax assets which primarily represent future income tax benefits associated with our operating losses. Realization of our deferred tax assets is dependent on generating sufficient pre-tax book income in future periods. Although we believe it is more likely than not that future income will be sufficient to allow us to recover the value of a portion of our U.S. deferred tax assets, realization is not assured and future events could cause us to change our judgment. If future events cause us to conclude that it is not more likely than not that we will be able to recover more or less of the current anticipated portion of deferred tax assets, we would be required to either decrease or increase the valuation allowance on our deferred tax assets at that time, which would result in a charge to income tax expense (benefit) and a material increase or decrease in net income in the period in which we change our judgment. During the third quarter of fiscal 2020, we did not record any adjustment to valuation allowance on our U.S. deferred tax assets.
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
We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign and state income taxes. Such interest expense was not material for the three and nine months ended April 3, 2020 and March 29, 2019.
On March 27, 2020, the US enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act which provided certain tax relief measures including, but not limited to, (1) a five-year net operating loss carryback, (2) changes in the deduction of interest, (3) acceleration of alternative minimum tax credit (AMT) refunds, and (4) a technical correction to allow accelerated deductions for qualified improvement property. The Tax Cuts and Jobs Act repealed the corporate AMT credit and allowed taxpayers to claim any unused AMT credit over four tax years beginning in tax year 2018. The CARES Act allows for acceleration of the refundable AMT credit up to 100% of the AMT credit to be refunded in tax year 2018. In connection with our analysis of the impact of the CARES Act, we have reclassified the refundable AMT credit of $3.4 million from long-term to short-term receivable and recorded no income tax effects on the other tax relief measures of the CARES Act. We continue to examine the elements of CARES Act and the impact they may have on our future business.

Note 12. Commitments and Contingencies
Purchase Orders and Other Commitments
From time to time in the normal course of business, we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf, in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of April 3, 2020, we had outstanding purchase obligations with our suppliers or contract manufacturers of $22.7 million. In addition, we had contractual obligations of approximately $2.1 million associated with software licenses as of April 3, 2020.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies, or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations, and similar transactions, or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of April 3, 2020, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements, and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of April 3, 2020, we had commercial commitments of $57.7 million outstanding that were not recorded on our unaudited condensed consolidated balance sheets. We do not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on the performance guarantees in the future.
Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our products infringe the intellectual property rights of a third party. As of April 3, 2020, we have not received any notice that any customer is subject to an infringement claim arising from the use of our products; we have not received any request to defend any customers from infringement claims arising from the use of our products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of April 3, 2020, we had not recorded any liabilities related to these indemnifications.
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
COVID-19
In March 2020, the World Health Organization characterized a recent pandemic of respiratory illness caused by novel coronavirus disease, known as COVID-19, as a pandemic. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 virus. The COVID-19 virus may have an impact on our operations, supply chains and distribution systems and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking or requiring. The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. Management is actively monitoring the impact of COVID-19 on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce.
Our first priority remains the health and safety of our employees and their families. Employees whose tasks can be done off-site have been instructed to work from home. Our manufacturing sites support essential businesses and remain operational. We are maintaining social distancing for workers on-site and have enhanced cleaning protocols and usage of personal protective equipment, where appropriate.
The impact to our supply chain lead times and ability to fulfill orders was minimal for the three months ended April 3, 2020. However, depending on pandemic-related factors like the uncertain duration of temporary manufacturing restrictions as well as our ability to perform field services during shelter in place orders, we could experience constraints and delays in fulfilling customer orders in future periods. We are monitoring, assessing and adapting to the situation and preparing for implications to our business, supply chain and customer demand. We expect these challenges to continue until business and economic activities return to more normal levels. The financial results for the three and nine months ended April 3, 2020 reflect some of the reduced activity experienced during the period in various locations around the world and are not necessary indicative of the results for the full year.

Note 13. Subsequent Event

The United States and other countries are experiencing a major global health pandemic related to the outbreak of a novel strain of coronavirus, COVID-19. Due to the current economic uncertainty stemming from the impact of the COVID-19 pandemic, on April 21, 2020, we entered into a Paycheck Protection Program Note (the “Note”) effective April 21, 2020 with Silicon Valley Bank as the lender (“Lender”) in an aggregate principal amount of $5.9 million pursuant to the Paycheck Protection Program under the CARES Act (the “PPP Loan”). Subject to the terms of the Note, the PPP Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred. Commencing seven months after the effective date of the PPP Loan, we are required to pay the Lender equal monthly payments of principal and interest as required to fully amortize the PPP Loan by April 21, 2022. The PPP Loan is unsecured and guaranteed by the Small Business Administration (the “SBA”).

On April 22, 2020, we received proceeds of $5.9 million from the PPP Loan. At the time when we applied for the PPP Loan, we had qualified to receive the funds pursuant to the then published qualification requirements. On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance regarding qualification requirements for public companies. Based on our assessment of the new guidance, we repaid the principal and interest on the PPP Loan.

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
These forward-looking statements are based on estimates reflecting the current beliefs of the senior management of the Company. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in this document. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to, the following:

•	the impact of COVID-19 on our business, operations and cash flows;

•	continued price and margin erosion as a result of increased competition in the microwave transmission industry;

•	the impact of the volume, timing, and customer, product, and geographic mix of our product orders;

•	our ability to meet financial covenant requirements which could impact, among other things, our liquidity;

•	the timing of our receipt of payment for products or services from our customers;

•	our ability to meet projected new product development dates or anticipated cost reductions of new products;

•	our suppliers’ inability to perform and deliver on time as a result of their financial condition, component shortages, or other supply chain constraints;

•	customer acceptance of new products;

•	the ability of our subcontractors to timely perform;

•	continued weakness in the global economy affecting customer spending;

•	retention of our key personnel;

•	our ability to manage and maintain key customer relationships;

•	uncertain economic conditions in the telecommunications sector combined with operator and supplier consolidation;

•	our failure to protect our intellectual property rights or defend against intellectual property infringement claims by others;

•	the results of our restructuring efforts;

•	the ability to preserve and use our net operating loss carryforwards;

•	the effects of currency and interest rate risks;

•	the effects of current and future government regulations, including the effects of current restrictions on various commercial and economic activities in response to the COVID-19 pandemic;

•	general economic conditions, including uncertainty regarding the timing, pace and extent of an economic recovery in the United States and other countries where we conduct business;

•	the conduct of unethical business practices in developing countries;

•	the impact of political turmoil in countries where we have significant business; and

•	our ability to implement our stock repurchase program or that it will enhance long-term stockholder value.
Other factors besides those listed here also could adversely affect us. See “Item 1A. Risk Factors” in our fiscal 2019 Annual Report on Form 10-K filed with the SEC on August 27, 2019 for more information regarding factors that may cause our results to differ materially from those expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q.
You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), along with provisions of the Private Securities Litigation Reform Act of 1995, and we expressly disclaim any obligation, other than as required by law, to update any forward-looking statements to reflect further developments or information obtained after the date of filing of this Quarterly Report on Form 10-Q or, in the case of any document incorporated by reference, the date of that document.

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
Overview
We anticipate our overall revenue in fiscal 2020 to be higher in North America barring any unforeseen impacts from customers budgets and timelines and the ability to execute field services, offset by lower revenue from our international regions, compared to fiscal 2019. This expectation is based on actual order volumes in fiscal 2019 and our observation of customer spending patterns to date during fiscal 2020. In the first nine months of fiscal 2020, we added to the backlog we had entering fiscal 2020 for our North America private network projects and we anticipate continuing momentum across these verticals. We have made inroads into the U.S. rural broadband and wireless internet service provider areas and there is evidence now of investment to support 5G deployments with our U.S. service provider customers. Internationally, we take a more conservative view of our revenue opportunity based on a variety of factors that have led to an overall capital spending decline and increased competitive intensity, especially from vendors based in China. While there is an attractive pipeline of international revenue opportunity, it has less clarity on timing and we are maintaining our lower international expectations with respect to fiscal 2020.

In March 2020, the World Health Organization characterized a recent pandemic of respiratory illness caused by novel coronavirus disease, known as COVID-19, as a pandemic. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 virus. The COVID-19 virus has had and is likely to continue to have an impact on our operations, supply chains and distribution systems and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking or requiring. The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. Management is actively monitoring the impact of COVID-19 on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce.
Our first priority remains the health and safety of our employees and their families. Employees whose tasks can be done offsite have been instructed to work from home. Our manufacturing sites remain operational, and we are maintaining social distancing and have enhanced cleaning protocols and usage of personal protective equipment, where appropriate.
The impact to our supply chain lead times and ability to fulfill orders was minimal for the three months ended April 3, 2020. However, depending on pandemic-related factors like the uncertain duration of temporary manufacturing restrictions as well as our ability to perform field services during shelter in place orders, we could experience constraints and delays in fulfilling customer orders in future periods. We are monitoring, assessing and adapting to the situation and preparing for implications to our business, supply chain and customer demand. We expect these challenges to continue until business and economic activities return to more normal levels. The financial results for the three and nine months ended April 3, 2020 reflect some of the reduced activity experienced during the period in various locations around the world and are not necessary indicative of the results for the full year.

Operations Review
The market for mobile backhaul continues to be our primary addressable market segment globally in fiscal 2020. In North America, we supported long-term evolution (“LTE”) deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of some large 3G deployments, and LTE deployments. We continue to support our customers for 5G and LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. We continue to find that our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. However, as disclosed above and in the “Risk Factors” section in Item 1A of our fiscal 2019 Annual Report on Form 10-K, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we service, including the ongoing effects of the COVID-19 pandemic.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe and Russia, and (3) Latin America and Asia Pacific. The three and nine months ended April 3, 2020 consisted of an additional week compared to the same periods of fiscal 2019. Revenue by region for the three and nine months ended April 3, 2020 and March 29, 2019 and the related changes were as follows:

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	April 3, 2020	March 29, 2019	$ Change	% Change	April 3, 2020	March 29, 2019	$ Change	% Change
North America	$37,250	$28,581	$8,669	30.3%	$113,489	$93,660	$19,829	21.2%
Africa and the Middle East	9,230	11,079	(1,849)	(16.7)%	28,679	39,058	(10,379)	(26.6)%
Europe and Russia	1,903	3,326	(1,423)	(42.8)%	7,728	10,271	(2,543)	(24.8)%
Latin America and Asia Pacific	12,996	11,051	1,945	17.6%	26,094	36,640	(10,546)	(28.8)%
Total revenue	$61,379	$54,037	$7,342	13.6%	$175,990	$179,629	$(3,639)	(2.0)%
Our revenue in North America increased by $8.7 million, or 30.3%, during the third quarter of fiscal 2020 compared with the same period of fiscal 2019. Revenue in North America increased by $19.8 million, or 21.2%, during the first nine months of fiscal 2020 compared with the same period of fiscal 2019. The increase in North America revenue during the three and nine months of fiscal 2020 was due to an increase in private network projects as well as an increase in mobile operator sales compared to fiscal 2019.
Our revenue in Africa and the Middle East decreased by $1.8 million, or 16.7%, for the third quarter of fiscal 2020 compared with the same period of fiscal 2019. Revenue in Africa and the Middle East decreased by $10.4 million, or 26.6%, during the first nine months of fiscal 2020 compared with the same period of fiscal 2019. The decrease in revenue was primarily due to decreased sales to our large mobile operator customers in the region.
Revenue in Europe and Russia decreased by $1.4 million, or 42.8%, for the third quarter of fiscal 2020 compared with the same period of fiscal 2019. Revenue in Europe and Russia decreased by $2.5 million, or 24.8%, during the first nine months of fiscal 2020 compared with the same period of fiscal 2019. The decrease was due to lower sales to mobile operator customers in the region.
Revenue in Latin America and Asia Pacific increased by $1.9 million, or 17.6%, during the third quarter of fiscal 2020 compared with the same period of fiscal 2019. The increase came from additional sales to mobile customers in fiscal 2020. Revenue in Latin America and Asia Pacific decreased by $10.5 million, or 28.8%, during the first nine months of fiscal 2020 compared with the same period of fiscal 2019. The decrease was due to lower sales to mobile operator customers in the region.

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	April 3, 2020	March 29, 2019	$ Change	% Change	April 3, 2020	March 29, 2019	$ Change	% Change
Product sales	$40,930	$34,615	$6,315	18.2%	$111,676	$115,696	$(4,020)	(3.5)%
Services	20,449	19,422	1,027	5.3%	64,314	63,933	381	0.6%
Total revenue	$61,379	$54,037	$7,342	13.6%	$175,990	$179,629	$(3,639)	(2.0)%
Our revenue from product sales increased by $6.3 million, or 18.2%, for the third quarter of fiscal 2020 compared with the same quarter of fiscal 2019. Product sales increased compared to the same period in fiscal 2019 in North America, offset in part by a small decrease in international sectors. Our services revenue increased by $1.0 million, or 5.3%, during the third quarter of fiscal 2020 compared with the same period of fiscal 2019. Higher North America service sales were offset in part by lower service sales in international sectors relative to fiscal 2019.
During the three months ended December 27, 2019, our product revenue was adversely impacted by a cyberattack at one of our contract manufacturing vendors, which constrained capacity by approximately three weeks and led to lower than expected results. The shortfall in product revenue related to the three months ended December 27, 2019 was recognized in the third quarter of fiscal 2020.
Our revenue from product sales decreased by $4.0 million, or 3.5%, for the first nine months of fiscal 2020 compared with the same period of fiscal 2019. Increased product sales in North America were offset by a larger volume decrease in international sectors compared to the same period in fiscal 2019. Our services revenue increased by $0.4 million, or 0.6%, during the first nine months of fiscal 2020 compared with the same period of fiscal 2019. Increased sales in North America were offset by a decrease in international sectors sales compared to the same period in fiscal 2019.
Gross Margin

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	April 3, 2020	March 29, 2019	$ Change	% Change	April 3, 2020	March 29, 2019	$ Change	% Change
Revenue	$61,379	$54,037	$7,342	13.6%	$175,990	$179,629	$(3,639)	(2.0)%
Cost of revenue	39,418	37,782	1,636	4.3%	113,154	122,959	(9,805)	(8.0)%
Gross margin	$21,961	$16,255	$5,706	35.1%	$62,836	$56,670	$6,166	10.9%
% of revenue	35.8%	30.1%			35.7%	31.5%
Product margin %	39.7%	31.5%			38.7%	33.7%
Service margin %	27.9%	27.6%			30.5%	27.6%
Gross margin for the third quarter of fiscal 2020 increased by $5.7 million, or 35.1% compared with the same quarter of fiscal 2019. Our gross margin increased from the same period last year primarily due to a shift in product sales toward higher margin markets. Gross margin for the first nine months of fiscal 2020 increased by $6.2 million, or 10.9% primarily due to a higher volume of business in higher margin markets and higher margin rates for certain projects, offset in part by increased supply chain costs.

Product margin as a percentage of product revenue increased in the third quarter of fiscal 2020 compared with the same period of fiscal 2019 primarily due to a shift in product sales toward higher margin markets. Service margin as a percentage of service revenue increased slightly in the third quarter of fiscal 2020 compared with the same period in fiscal 2019.

Product margin as a percentage of product revenue improved in the first nine months of fiscal 2020, compared with the same period of fiscal 2019 due to higher volume of business in higher margin markets. This increase was offset in part by increased supply chain costs. Service margin as a percentage of service revenue improved in the first nine months of fiscal 2020 compared with the same period of fiscal 2019 primarily due to higher margin rates for certain projects.
Research and Development Expenses

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	April 3, 2020	March 29, 2019	$ Change	% Change	April 3, 2020	March 29, 2019	$ Change	% Change
Research and development	$4,875	$5,350	$(475)	(8.9)%	$15,069	$15,603	$(534)	(3.4)%
% of revenue	7.9%	9.9%			8.6%	8.7%
Our research and development expenses decreased by $0.5 million, or 8.9%, in the third quarter of fiscal 2020 compared with the same period of fiscal 2019. Our research and development expenses decreased by $0.5 million, or 3.4%, for the first nine months of fiscal 2020 compared to the same period of fiscal 2019. These decreases were primarily due to timing and consolidation of product development activities, offset in part by payroll costs related to an extra calendar week in the three and nine months of fiscal 2020 calendar, compared to the same periods of fiscal 2019.
Selling and Administrative Expenses

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	April 3, 2020	March 29, 2019	$ Change	% Change	April 3, 2020	March 29, 2019	$ Change	% Change
Selling and administrative	$15,233	$13,408	$1,825	13.6%	$44,334	$41,405	$2,929	7.1%
% of revenue	24.8%	24.8%			25.2%	23.1%
Our selling and administrative expenses increased by $1.8 million, or 13.6%, in the third quarter of fiscal 2020 compared with the same period in fiscal 2019. Our selling and administrative expenses increased by $2.9 million, or 7.1%, in the first nine months of fiscal 2020 compared with the same period in fiscal 2019. These increases were primarily related to payroll costs related to an extra calendar week in the three and nine months of fiscal 2020 calendar, higher variable compensation and other legal-related costs, compared to the same periods of fiscal 2019.
Restructuring Charges

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	April 3, 2020	March 29, 2019	$ Change	% Change	April 3, 2020	March 29, 2019	$ Change	% Change
Restructuring charges	$617	$—	$617	—%	$2,175	$796	$1,379	173.2%
During the third quarter of fiscal 2020, our Board of Directors approved a restructuring plan (the “Q3 2020 Plan”) in order to continue to reduce its operating costs and improve profitability to optimize its business model and increase efficiencies. We recorded restructuring charges of $0.6 million related to the Q3 2020 Plan in the third quarter of fiscal 2020. Payments related to the accrued restructuring liability balance for this plan are expected to be fully paid in fiscal 2021.
During the fourth quarter of fiscal 2019, our Board of Directors approved a restructuring plan (the “Fiscal 2020 Plan”) to primarily consolidate product development and, right size our resources to support our international business and other support functions. We recorded restructuring charges of $1.7 million related to the Fiscal 2020 Plan in the nine months ended April 3, 2020. Payments related to the accrued restructuring liability balance for this plan are expected to be fully paid in fiscal 2021.

Interest Income, Interest Expense and Other (Expense) Income, Net

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	April 3, 2020	March 29, 2019	$ Change	% Change	April 3, 2020	March 29, 2019	$ Change	% Change
Interest income	$112	$73	$39	53.4%	$318	$167	$151	90.4%
Interest expense	$(19)	$(7)	$(12)	171.4%	$(23)	$(88)	$65	(73.9)%
Other (expense) income, net	$—	$(1)	$1	—%	$—	$(1)	$1	—%
Interest income reflected interest earned on our cash equivalents which were comprised of money market funds and bank certificates of deposit.
Interest expense was primarily related to interest associated with borrowings under the SVB Credit Facility.
Income Taxes

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	April 3, 2020	March 29, 2019	$ Change	% Change	April 3, 2020	March 29, 2019	$ Change	% Change
Income (loss) before income taxes	$1,329	$(2,438)	$3,767	(154.5)%	$1,553	$(1,056)	$2,609	(247.1)%
Provision for (benefit from) income taxes	$598	$(6,777)	$7,375	(108.8)%	$2,439	$(6,955)	$9,394	(135.1)%
We estimate our annual effective tax rate at the end of each quarterly period, and we record the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances.
The tax expense for the first nine months of fiscal 2020 was primarily due to tax expense related to profitable subsidiaries and a $0.4 million increase in our reserves for uncertain tax positions. During the first quarter of fiscal 2019, we recorded a net discrete tax benefit of $1.6 million for the release of valuation allowance on a deferred tax asset recorded for $1.9 million of refundable withholding tax credit to be received from the Department of Federal Revenue of Brazil, less tax expense of $0.3 million from recognizing an ASC 740-10 reserve previously recorded as a reduction against the deferred tax for the withholding tax credit.
We continue to record a partial valuation allowance on our U.S. deferred tax assets which primarily represent future income tax benefits associated with our operating losses. Realization of our deferred tax assets is dependent on generating sufficient pre-tax book income in future periods. Although we believe it is more likely than not that future income will be sufficient to allow us to recover the value of a portion of our U.S. deferred tax assets, realization is not assured and future events could cause us to change our judgment. If future events cause us to conclude that it is not more likely than not that we will be able to recover more or less of the current anticipated portion of deferred tax assets, we would be required to either decrease or increase the valuation allowance on our deferred tax assets at that time, which would result in a charge to income tax expense (benefit) and a material increase or decrease in net income in the period in which we change our judgment. During the third quarter of fiscal 2020, we did not record any adjustment to valuation allowance on our U.S. deferred tax assets.

Liquidity, Capital Resources, and Financial Strategies
Sources of Cash
As of April 3, 2020, our total cash and cash equivalents were $39.2 million. Approximately $21.4 million, or 54.6%, was held in the United States. The remaining balance of $17.8 million, or 45.4%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries at April 3, 2020, $17.4 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to foreign withholding taxes.
Operating Activities
Cash provided by or used in operating activities is presented as net (loss) income adjusted for non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities was $14.6 million for the first nine months of fiscal 2020, compared to cash used in operating activities of $5.3 million for the first nine months of fiscal 2019; this difference was primarily related to a net change in deferred tax expense. The net contribution of non-cash items decreased cash by $6.8 million and net changes in operating assets and liabilities increased cash by $9.3 million for the first nine months of fiscal 2020 as compared to the same period in fiscal 2019.
Changes in operating assets and liabilities resulted in a net increase of $9.3 million to cash for the first nine months of fiscal 2020, compared to the same period in 2019. Accounts receivable and unbilled costs fluctuate from period to period, depending on the amount, timing of sales and billing activities and cash collections. The fluctuations in accounts payable and accrued expenses were primarily due to the timing of liabilities incurred and managing timing of vendor payments. The change in inventories and in customer service inventories were primarily due to demand and our focus on inventory management. The increase in customer advance payments and unearned revenue was due to the timing of payment from customers and revenue recognition. We used $1.7 million in cash during the first nine months of fiscal 2020 on expenses related to restructuring liabilities.
Investing Activities
Net cash used in investing activities was $3.9 million and $4.1 million for the first nine months of fiscal 2020 and 2019, respectively, which consisted of capital expenditures. During the remainder of fiscal year 2020, we expect to spend approximately $1.4 million for capital expenditures, primarily on equipment for development and manufacturing of new products and to support customer managed services.
Financing Activities
Financing cash flows consist primarily of proceeds and repayments of short-term debt, repurchase of stock and proceeds from sale of share of common stock through employee equity plans. Net cash used in financing activities was $2.5 million for the first nine months of fiscal 2020, primarily due to $1.8 million for repurchases of our common stock and a $0.8 million payment for taxes related to the net settlement of equity awards.
As of April 3, 2020, our principal sources of liquidity consisted of $39.2 million in cash and cash equivalents; $14.5 million of available credit under our $25.0 million SVB Credit Facility and future collections of receivables from customers. On May 4, 2020, we entered into Amendment No. 3 to Third Amended and Restated Loan and Security Agreement which extended the expiration date to June 28, 2021. We regularly require letters of credit from certain customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically, our primary sources of liquidity have been cash flows from operations and credit facilities.
We believe that our existing cash and cash equivalents, the available line of credit under the SVB Credit Facility, and future cash collections from customers will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for at least the next 12 months. On May 4, 2020, we entered into Amendment No. 3 to Third Amended and Restated Loan and Security Agreement which extended the expiration date to June 28, 2021. In addition, there can be no assurance that our business will generate cash flow from operations, that we will be in compliance with the quarterly financial covenants contained in the SVB Credit Facility, that we will have a sufficient borrowing base under such facility, or that anticipated operational improvements will be achieved. If we are not in compliance with the financial covenants or do not have sufficient eligible accounts receivable to support our borrowing base, our borrowing base under the SVB Credit Facility may be diminished. Over the longer term, if we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations that may arise in the future, we may be required to sell assets, reduce capital expenditures, or obtain financing. If we need to obtain additional financing, we cannot be assured that it will be available on favorable terms, or at all. Our ability to make scheduled principal payments or pay interest on or refinance any future indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the microwave communications market and to general economic, political, financial, competitive, legislative, and regulatory factors beyond our control such as COVID-19.
As of April 3, 2020, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility. The $9.0 million borrowing was classified as a current liability as of April 3, 2020 and June 28, 2019.
In addition, we have an uncommitted short-term line of credit of $0.3 million from a bank in New Zealand to support the operations of our subsidiary located there. This line of credit provides for $0.2 million in short-term advances at various interest rates, all of which was available as of April 3, 2020 and June 28, 2019. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of April 3, 2020. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.

Restructuring Payments
We had liabilities for restructuring activities totaling $1.8 million as of April 3, 2020, $1.5 million of which was classified as current liabilities and expected to be paid out in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.
Contractual Obligations
The amounts disclosed in our fiscal 2019 Annual Report on Form 10-K filed with the SEC on August 27, 2019 include our commercial commitments and contractual obligations. During the first nine months of fiscal 2020, no material changes occurred in our contractual obligations to purchase goods and services or to make payments under operating leases or our contingent liabilities on outstanding letters of credit, guarantees, and other arrangements as disclosed in our fiscal 2019 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of April 3, 2020, we had commercial commitments of $57.7 million.
Please refer to “Note 12 Commitments and Contingencies” of the Notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for Contractual Obligations and Off-Balance Sheet Arrangements.

Critical Accounting Estimates
For information about our critical accounting estimates, see the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2019 Annual Report on Form 10-K other than for the impact of adopting new lease accounting standards. Please refer to “Note 4 Leases” of the Notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

As of April 3, 2020, we had four foreign currency forward contracts outstanding as follows:

Currency	Notional Contract Amount (Local Currency)	Notional Contract Amount (USD)
	(In thousands)
Canadian dollar	600	$440
Euro	3,028	3,358
New Zealand dollar	5,000	3,206
Singapore dollar	1,200	860
Total of all currency forward contracts		$7,864

Net foreign exchange (income) loss, net recorded in our unaudited condensed consolidated statements of operations during the three and nine months ended April 3, 2020 and March 29, 2019 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Amount included in costs of revenues	$(534)	$22	$(478)	$193
Certain of our international business is transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars for the first nine months of fiscal 2020 and 2019 were $2.5 million and $0.4 million, respectively, was included as a component of stockholders’ equity. As of April 3, 2020 and June 28, 2019, the cumulative translation adjustment decreased our equity by $15.2 million and $12.7 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our credit facility.
Exposure on Cash Equivalents
We had $39.2 million in total cash and cash equivalents as of April 3, 2020. Cash equivalents totaled $24.7 million as of April 3, 2020 and were comprised of money market funds and bank certificates of deposit. Cash equivalents investments have been recorded at fair value on our balance sheet.
Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. The weighted-average days to maturity for cash equivalents held as of April 3, 2020 was 37.7 days, and these investments had an average yield of approximately 5.98% per annum. A 10% change in interest rates on our cash equivalents is not expected to have a material impact on our financial position, results of operations, or cash flows.
Exposure on Borrowings
Our borrowings outstanding under the SVB Credit Facility incurred interest at the prime rate plus a spread of 0.50% to 1.50% with such spread determined based on our adjusted quick ratio. During the first nine months of fiscal 2020, our weighted-average interest rate was 4.24%, and the interest expense on these borrowings was insignificant.
A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations, or cash flows since interest on our borrowings is not material to our overall financial position.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with participation of our President and Chief Executive Officer (“CEO”), and Chief Financial officer (“CFO”), as of the end of the period covered by this report, our CEO and CFO has concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of April 3, 2020, are effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting
There were no changes to our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended April 3, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
Please refer to Legal Proceedings under “Note 12 Commitments and Contingencies” of the Notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

The recent COVID-19 pandemic and related economic repercussions have had, and are expected to continue to have, a significant impact on our business, and depending on the duration of the pandemic could have a material adverse effect on our business, liquidity, consolidated results of operations and consolidated financial condition.

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in all industries around the world. These events have directly affected our business and have exacerbated the potential negative impact from many of the risks described in our Form 10-K for the year ended June 28, 2019, including those relating to the global economy, our sales cycle, our global supply chain, and our employees. For example, we are facing logistical challenges including border closures, travel restrictions and an inability to commute to certain facilities and job sites, as we provide services and products to our customers. We are also experiencing inefficiencies surrounding stay-at-home orders and remote work arrangements.

Given the nature and significance of the events described above, we are not able to enumerate all potential risks to our business; however, we believe that in addition to the impacts described above, other current and potential impacts of these recent events include, but are not limited to:

•	disruption to our supply chain for certain components essential to our business, including restrictions on importing and exporting products;

•	liquidity challenges, including impacts related to delayed customer payments;

•	cybersecurity issues, as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity;

•	litigation risk and possible loss contingencies related to COVID-19 and its impact, including with respect to commercial contracts, employee matters and insurance arrangements;

•	reduction of our global workforce to adjust to market conditions, including severance payments, retention issues, and an inability to hire employees when market conditions improve;

•	infections and quarantining of our employees and the personnel of our customers, suppliers and other third parties in areas in which we operate;

•	actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects; and

•	a structural shift in the global economy and changes in the way people work, travel and interact, or in connection with a global recession or depression.

The combination of events described above have had, and are expected to continue to have, a significant impact on our business, and depending on the duration of the pandemic could have a material adverse effect on our business, liquidity, consolidated results of operations and consolidated financial condition. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2020 and 2019 Results.”
Investors should also carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows, and financial condition set forth under Item 1A, Risk Factors, in our fiscal 2019 Annual Report on Form 10-K filed with the SEC on August 27, 2019.
We do not believe that there have been any other material additions or changes to the risk factors previously disclosed in our fiscal 2019 Annual Report on Form 10-K, except as disclosed as above, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following is a summary of stock repurchases for the three months ended April 3, 2020:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Program (1) (in thousands)
December 28, 2019 through January 24, 2020	17,197	$14.20	17,197	$3,541
January 25, 2020 through February 28, 2020	9,287	$13.72	9,287	$3,414
February 29, 2020 through April 3, 2020	—	$—	—	$3,414
Total	26,484

(1) Stock Repurchase Programs
In May 2018, our board of directors approved a stock repurchase program, which does not have an expiration date, for the repurchase of up to $7.5 million of our common stock. During the three months ended April 3, 2020, we repurchased $0.4 million of our common stock in the open market. As of April 3, 2020, $3.4 million remained available under our stock repurchase program. In February 2020, we suspended the stock repurchase program.

Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Descriptions
2.1	Restructuring Plan (Current Report on Form 8-K filed with the SEC on March 23, 2020, File No. 001-33278)
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

4.2+	Aviat Networks, Inc. 2018 Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on February 12, 2018, File No. 001-33278)
10.1+
Employment Agreement, dated January 2, 2020, between Aviat Networks, Inc. and Peter Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 2, 2020, File No. 001-33278)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Constitutes management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIAT NETWORKS, INC. (Registrant)
Date: May 12, 2020

By:	/s/ Eric Chang
Eric Chang Chief Financial Officer (duly authorized officer)