Form 10-K
period 2020-07-03
AVIAT NETWORKS, INC.
filed 2020-08-27
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 3, 2020 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33278
______________________________
AVIAT NETWORKS, INC.
(Exact name of registrant as specified in its charter)
______________________________

Delaware	20-5961564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Parker Drive, Suite C100A,	Austin,	Texas	78728
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code: (408) 941-7100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	AVNW	NASDAQ Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of December 28, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $65.0 million. For purposes of this calculation, the registrant has assumed that its directors, executive officers and holders of 10% or more of the outstanding common stock are affiliates.
As of August 21, 2020, there were 5,401,668 shares of the registrant’s common stock outstanding.
_________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its fiscal 2020 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended July 3, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AVIAT NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended July 3, 2020

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
These forward-looking statements are based on estimates reflecting the current beliefs of the senior management of Aviat Networks, Inc. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to, the following:
•the impact of COVID-19 on our business, operations and cash flows;
•continued price and margin erosion as a result of increased competition in the microwave transmission industry;
•the impact of the volume, timing, and customer, product, and geographic mix of our product orders;
•our ability to meet financial covenant requirements which could impact, among other things, our liquidity;
•the timing of our receipt of payment for products or services from our customers;
•our ability to meet projected new product development dates or anticipated cost reductions of new products;
•our suppliers’ inability to perform and deliver on time as a result of their financial condition, component shortages, the effects of COVID-19 or other supply chain constraints;
•customer acceptance of new products;
•the ability of our subcontractors to timely perform;
•continued weakness in the global economy affecting customer spending;
•retention of our key personnel;
•our ability to manage and maintain key customer relationships;
•uncertain economic conditions in the telecommunications sector combined with operator and supplier consolidation;
•our failure to protect our intellectual property rights or defend against intellectual property infringement claims by others;
•the results of our restructuring efforts;
•the ability to preserve and use our net operating loss carryforwards;
•the effects of currency and interest rate risks;
•the effects of current and future government regulations, including the effects of current restrictions on various commercial and economic activities in response to the COVID-19 pandemic;
•general economic conditions, including uncertainty regarding the timing, pace and extent of an economic recovery in the United States and other countries where we conduct business;
•the conduct of unethical business practices in developing countries;
•the impact of political turmoil in countries where we have significant business;

•the impact of tariffs, the adoption of trade restrictions affecting our products or suppliers, a United States withdrawal from or significant renegotiation of trade agreements, the occurrence of trade wars, the closing of border crossings, and other changes in trade regulations or relationships; and
•our ability to implement our stock repurchase program or that it will enhance long-term stockholder value.
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

PART I
Item 1. Business
Aviat Networks, Inc., together with its subsidiaries, is a global supplier of microwave networking solutions, backed by an extensive suite of professional services and support. Aviat Networks, Inc. may be referred to as “the Company,” “AVNW,” “Aviat Networks,” “Aviat,” “we,” “us” and “our” in this Annual Report on Form 10-K.
We were incorporated in Delaware in 2006 to combine the businesses of Harris Corporation’s Microwave Communications Division (“MCD”) and Stratex Networks, Inc. (“Stratex”). On January 28, 2010, we changed our corporate name from Harris Stratex Networks, Inc. to Aviat Networks, Inc.
Our principal executive offices are located at 200 Parker Dr., Suite C100A, Austin, Texas 78728, and our telephone number is (408) 941-7100. Our common stock is listed on the NASDAQ Global Select Market under the symbol AVNW. As of July 3, 2020, we had 674 employees compared with 708 employees as of June 28, 2019.
Overview and Description of the Business
We design, manufacture and sell a range of wireless networking products, solutions and services to two principal customer types.
1.Communications Service Providers (CSPs): These include mobile and fixed telecommunications network operators, broadband and internet service providers and network operators which generate revenues from the communications services that they provide.
2.Private network operators: These are customers which do not resell communications services but build networks for reasons of economics, autonomy, and or security to support a wide variety of mission critical performance applications. Examples include federal, state and local government agencies, transportation agencies, energy and utility companies, public safety agencies and broadcast network operators around the world.
We sell products and services directly to our customers, and, to a lesser extent, agents and resellers.
Our products utilize microwave and millimeter wave technologies to create point to point wireless links for short, medium and long-distance interconnections. Our products incorporate Ethernet switching and IP routing capabilities optimized for a microwave and millimeter wave environment and for hybrid applications of microwave and optical fiber transport, to form complete networking solutions. We provide software tools and applications to enable deployment, monitoring, network management and optimization of our systems as well as to automate network design and procurement. We also source, qualify, supply and support third party equipment such as antennas, routers, optical transmission equipment and other equipment necessary to build and deploy a complete telecommunications transmission network. We provide a full suite of professional services for planning, deployment, operations, optimization and maintenance of our customers’ networks.
Our wireless systems deliver urban, suburban, regional and country-wide communications links as the primary alternative to fiber optic connections. In dense urban and suburban areas, short range wireless solutions are faster to deploy and lower cost per mile than new fiber deployments. In developing nations, fiber infrastructure is scarce and wireless systems are used for both long and short distance connections. Wireless systems also have advantages over optical fiber in areas with rugged terrain, and to provide connections over bodies of water such as between islands or to offshore oil and gas production platforms. Through the air wireless transmission is also inherently lower in latency than transmission through optical cables and can be leveraged in time sensitive networking applications.
Revenue from our North America and international regions represented approximately 64% and 36% of our revenue in fiscal 2020, respectively, 54% and 46% of our revenue in fiscal 2019, respectively, and 54% and 46% of our revenue in fiscal 2018, respectively. Information about our revenue attributable to our geographic regions is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Note 9. Segment and Geographic Information” of the accompanying consolidated financial statements in this Annual Report on Form 10-K.

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
•5G Deployments. Mobile Radio Access Network (“RAN”) technologies are continually evolving. With the evolution from 4G (HSPA+ and LTE) to 5G, technology is continuously advancing and providing subscribers with higher speed access to the Internet, social media, and video streaming services. The rapid increases in data to be transported through the RAN and across the backhaul infrastructure drives requirements for higher data transport links necessitating upgrades to or replacement of the existing backhaul infrastructure.
•Subscriber Growth. Traffic on the backhaul infrastructure increases as the number of unique subscribers grows.
•Connected Devices. The number of devices such as smart phones and tablets connected to the mobile network is far greater than the number of unique subscribers and is continuing to grow as consumers adopt multiple mobile device types. There is also rapid growth in the number and type of wireless enabled sensors and machines being connected to the mobile network creating new revenue streams for network operators in healthcare, agriculture, transportation and education. As a result, the data traffic crossing the backhaul infrastructure continues to grow rapidly.
•IoT. The Internet of Things (“IoT”) brings the potential of massive deployment of wireless end points for sensing and reporting data and remotely controlling machines and devices. The increase of data volume drives investment in network infrastructure.
•Network Densification. RAN frequency spectrum is a limited resource and shared between all of the devices and users within the coverage area of each base station. Meeting the combined demand of increasing subscribers and devices will require the deployment of much higher densities of base stations with smaller and smaller range (small cells) each requiring interconnection and proportionally driving increased demand for wireless backhaul and or fronthaul solutions as the primary alternative to optical fiber connectivity.
•Geographic Coverage. Expanding the geographic area covered by a mobile network requires the deployment of additional cellular base station sites. Each additional base station site also needs to be connected to the core of the mobile network through expansion of the backhaul system.
•License Mandates. Mobile Operators are licensed telecommunications service providers. Licenses will typically mandate a minimum geographic footprint within a specific period of time and/or a minimum proportion of a national or regional population served. This can pace backhaul infrastructure investment and cause periodic spikes in demand.
•Expansion of Offered Services. Mobile network operators especially in emerging markets now own and operate the most modern communications networks within their respective regions. These network assets can be further leveraged to provide high speed broadband services to fixed locations such as small, medium and large business enterprises, airports, hotels, hospitals, and educational institutions. Microwave and millimeter wave backhaul is ideally suited to providing high speed broadband connections to these end points due to the lack of fiber infrastructure.
Other Vertical Markets
In addition to mobile backhaul, we see demand for microwave technology in other vertical markets, including utility, public safety, financial institutions and broadcast.
•Many utility companies around the world are actively investing in “Smart Grid” solutions and energy demand management, which drive the need for network modernization and increased capacity of networks.
•The investments in network modernization in the public safety market can significantly enhance the capabilities of security agencies. Improving border patrol effectiveness, enabling inter-operable emergency communications services for local or state police, providing access to timely information from centralized databases, or utilizing video and imaging devices at the scene of an incident requires a high bandwidth and reliable network. The mission critical nature of public safety and national security networks can require that these networks are built, operated and maintained independently of other public network infrastructure and microwave is very well suited to this environment because it is a cost-effective alternative to fiber.
•Microwave technology can be used to engineer long distance and more direct connections than optical cable. Microwave signals also travel through the air much faster than light through glass and the combined effect of shorter distance and higher speed reduces latency, which is valued for trading applications in the financial industry. Our products have already been used to create low latency connections between major centers in the United States (“U.S.”), Europe and Asia and we see long-term interest in the creation of further low latency routes in various geographies around the world.
•Evolution to IP. Network Infrastructure capacity, efficiency and flexibility is greatly enhanced by transitioning from legacy SDH (synchronous digital hierarchy) / SONET (synchronous optical network) / TDM (time division multiplexing) to IP (internet protocol) infrastructure. Our products offer integrated IP transport and routing functionality increasing the value they bring in the backhaul network.
•The enhancement of border security and surveillance networks to counter terrorism and insurgency is aided by the use of wireless technologies including microwave backhaul.
These factors are combining to create a range of opportunities for continued investment in backhaul and transport networks favoring microwave and millimeter wave technologies. As we focus on executing future generations of our technology, our goal is to make wireless technology a viable choice for an ever-broadening range of network types.
Strategy
As we continue executing our technology roadmap, we are engaging more deeply with customers on the evolution of use cases and applications as 5G mobile and broadband networks edge closer to implementation and begin to factor more strongly in the vendor selection process. We are confident in our ability to address current and future 5G market needs.
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
We continue to develop our professional services portfolio as key to our long-term strategy and differentiation. We offer a portfolio of hosted expert services and we continue to offer training and accreditation programs for microwave and IP network design, deployment and maintenance.
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
•Broad product and solution portfolio. We offer a comprehensive suite of wireless transmission systems for microwave and millimeter wave networking applications. These solutions utilize a wide range of transmission frequencies, ranging from 5 GHz to 90 GHz, and can deliver a wide range of transmission capacities, ranging up to 20 Gigabits per second (Gbps). The major product families included in these solutions are CTR 8000, WTM 4000 and AviatCloud. Our CTR 8000 platform merges the functionality of an indoor microwave modem unit and a cell site router into a single integrated solution, simplifying IP/MPLS deployments and creating a better performing network. The newest addition to our product portfolio is the WTM 4000, the highest capacity microwave radio ever produced, and purpose built for software-defined networks (“SDN.”) SDN technology is an approach to networking management that enables dynamic, programmatically efficient networking configuration in order to improve networking performance and monitoring, making it more like cloud computing than traditional networking management. We have now introduced multiple important variants to the WTM 4000 platform; WTM4100 & 4200 providing single and dual frequency microwave links with advanced XPIC and MIMO capabilities; WTM4500 for multi-channel aggregation of microwave channels in long distance applications; WTM4800 is the latest addition to address 5G network requirements and is capable of operating in the 80GHz E Band at up to 20Gbps capacity, with a unique Multi-Band capability which simultaneously uses microwave and E Band frequencies for maximum robustness. WTM 4800 is the industry’s only single box multi-band solution for lowest total cost of ownership deployments. To address the issues of operational complexity in our customers’ networks, AviatCloud is a platform with secure hosted software and services to automate networks and their operations.
•Low total cost of ownership. Our wireless-based solutions are focused on achieving a low total cost of ownership, including savings on the combined costs of initial acquisition, installation and ongoing operation and maintenance. Our latest generation system designs reduce rack space requirements, require less power, are software-configurable to reduce spare parts requirements, and are simple to install, operate, upgrade and maintain. Our advanced wireless features can also enable operators to save on related costs, including spectrum fees and tower rental fees.
•Futureproof network. Our solutions are designed to protect the network operator’s investment by incorporating software-configurable capacity upgrades and plug-in modules that provide a smooth migration path to Carrier Ethernet and IP/MPLS (multiprotocol label switching) based networking, without the need for costly equipment substitutions and additions. Our products include key technologies we believe will be needed by operators for their network evolution to support new broadband services.
•Flexible, easily configurable products. We use flexible architectures with a high level of software configurable features. This design approach produces high-performance products with reusable components while at the same time allowing for a manufacturing strategy with a high degree of flexibility, improved cost and reduced time-to-market. The software features of our products offer our customers a greater degree of flexibility in installing, operating and maintaining their networks.
•Comprehensive network management. We offer a range of flexible network management solutions, from element management to enterprise-wide network management and service assurance that we can optimize to work with our wireless systems.
•Complete professional services. In addition to our product offerings, we provide network planning and design, site surveys and builds, systems integration, installation, maintenance, network monitoring, training, customer service and many other professional services. Our services cover the entire evaluation, purchase, deployment and operational cycle and enable us to be one of the few complete, turnkey solution providers in the industry.
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
In addition to our direct channel to market, we also have informal, and in some cases formal, relationships with original equipment manufacturers (“OEMs”) and system integrators especially focused towards large and complex projects in national security and government-related applications. Our role in these relationships ranges from equipment supply only to being a sub-contractor for a portion of the project scope where we will supply equipment and a variety of design, deployment and maintenance services.
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
We have introduced a direct online sales option through our online “AviatStore” for our WTM radio platform, initially in North America and targeted at wireless internet service providers delivering broadband services in rural and underserved areas. We provide online design tools for radio link planning and on-line ordering tools, which we fulfill directly from our AviatStore with multiple options of product available for next day shipment. Shipments from AviatStore commenced late in 2018.
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
Manufacturing
Our global manufacturing strategy follows an outsourced manufacturing model using contract manufacturing partners in both the United States and Asia. Our strategy is based on balancing cost and supplier performance as well as taking into account qualification for localization requirements of certain market segments, such as the Buy American Act.
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
Backlog
Our backlog was approximately $210 million at July 3, 2020 and $160.1 million at June 28, 2019 consisting primarily of contracts or purchase orders for both product and service deliveries and extended service warranties. Services include management’s initial estimate of the value of a customer’s commitment under a services contract. The calculation used by management involves estimates and judgments to gauge the extent of a customer’s commitment, including the type and duration of the agreement, and the presence of termination charges or wind down costs. Contract extensions and increases in scope are treated as backlog only to the extent of the new incremental value. We regularly review our backlog to ensure that our customers continue to honor their purchase commitments and have the financial means to purchase and deploy our products and services in accordance with the terms of their purchase contracts. Backlog estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidation, adjustments for revenue not materialized and adjustments for currency.
We expect to substantially fill the backlog as of July 3, 2020 during fiscal 2021, but we cannot be assured that this will occur. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix and the possibility of changes in delivery schedules and additions or cancellations of orders.
Customers
Although we have a large customer base, during any given fiscal year or quarter, a small number of customers may account for a significant portion of our revenue.
Mobile Telephone Networks Group (“MTN Group”) in Africa accounted for 11% of total revenue in fiscal 2019 and 13% in fiscal 2018. No customer accounted for more than 10% of our revenue in fiscal 2020. We have entered into separate and distinct contracts with MTN Group as well as separate arrangements with MTN Group subsidiaries.

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
The smaller independent private and public specialist competitors typically leverage new technologies and low product costs but are generally less capable of offering a complete solution including professional services, especially in the North America and Africa regions which form the majority of our addressed market.
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
Our research and development expenditures totaled $19.3 million, or 8.1% of revenue, in fiscal 2020, $21.1 million, or 8.7% of revenue, in fiscal 2019, and $19.8 million, or 8.1% of revenue, in fiscal 2018.
Research and development are primarily directed to the development of new products and to build technological capability. We are an industry innovator and intend to continue to focus significant resources on product development in an effort to maintain our competitiveness and support our entry into new markets.
Our product development teams totaled 149 employees as of July 3, 2020, and were located primarily in New Zealand and Slovenia.
Raw Materials and Supplies
Because of the range of our products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources of raw materials needed for our operations and for our products, such as electronic components, printed circuit boards, metals and plastics. We are dependent upon suppliers and subcontractors for a large number of components and subsystems and upon the ability of our suppliers and subcontractors to adhere to customers’ requirements or regulatory restrictions and to meet performance and quality specifications and delivery schedules.
Our strategy for procuring raw material and supplies includes dual sourcing on strategic assemblies and components. In general, we believe this reduces our risk with regard to the potential financial difficulties in our supply base. In some instances, we are dependent upon one or a few sources, either because of the specialized nature of a particular item or because of local content preference requirements pursuant to which we operate on a given project. Examples of sole or limited source categories include metal fabrications and castings, for which we own the tooling and therefore limit our supplier relationships, and ASIC’s and MMICs (types of integrated circuit used in manufacturing microwave radios), which we procure at volume discount from a single source. Our supply chain plan includes mitigation plans for alternative manufacturing sites which would also mitigate COVID-19 risks.
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
Patents and Other Intellectual Property
We consider our patents and other intellectual property rights, in the aggregate, to constitute an important asset. We own a portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property. We also license intellectual property to and from third parties. As of July 3, 2020, we held 413 U.S. patents and 496 international patents and had 10 U.S. patent applications pending and 22 international patent applications pending. We do not consider our business to be materially dependent upon any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. From time to time, we might engage in litigation to enforce our patents and other intellectual property or defend against claims of alleged infringement. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. Numerous trademarks used on or in connection with our products are also considered to be valuable assets.
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
Radio communications are also subject to governmental regulation. Equipment produced by us is subject to domestic and international requirements to avoid interference among users of radio frequencies and to permit interconnection of telecommunications equipment. We believe that we have complied with such rules and regulations with respect to our existing products, and we intend to comply with such rules and regulations with respect to our future products. Reallocation of the frequency spectrum could impact our business, financial condition and results of operations.
We have a comprehensive policy and procedures in effect concerning conflict minerals compliance.
Employees
As of July 3, 2020, we employed 674 people compared with 708 people as of the end of fiscal 2019, and 704 as of the end of fiscal 2018. As of July 3, 2020, 272 of our employees were located in the U.S. Of the 674 employees employed as of July 3, 2020, 656 were full-time employees. We also utilized 18 and 30 independent contractors as of July 3, 2020 and June 28, 2019, respectively. None of our employees in the U.S. are represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our employee relations are good.
Executive Officers of the Registrant
The name, age, position held with us, and principal occupation and employment during at least the past 5 years for each of our executive officers as of August 27, 2020, are as follows:

Name and Age	Position Currently Held and Past Business Experience
Peter A. Smith, 54	Mr. Smith was appointed President and Chief Executive Officer in January 2020. Prior to joining Aviat Networks, Mr. Smith served as Senior Vice President, US Windows and Canada for Jeld-Wen from March 2017 to December 2019. Prior to Jeld-Wen, he served as President of Polypore International’s Transportation and Industrial segment from October 2013 to March 2017. Previously, he served as Chief Executive Officer and a director of Voltaix Inc. from September 2011 to October 2013. Earlier in his career, Mr. Smith held various executive leadership positions at Fortune 100 and Fortune 500 companies, including Cooper Industries, Dover Knowles Electronics and Honeywell Specialty Materials. Mr. Smith also served on the board of Soleras Advanced Coatings from August 2015 to October 2018. He has both a Bachelor of Science degree in Material (Ceramics) Engineering and PhD in Material Science and Engineering from Rutgers University, and holds a Master of Business Administration degree from Arizona State University.

Eric Chang, 47
Mr. Chang was appointed Senior Vice President and Chief Financial Officer in April 2020. Mr. Chang joined Aviat Networks in February 2016 as our Vice President, Corporate Controller and Principal Accounting Officer. Prior to joining Aviat Networks, from 2013 to 2016, Mr. Chang was the Senior Director, Corporate Controller at Micrel, Incorporated. From 2007 to 2013, he served as Senior Director, Assistant Controller and Business Unit Controller at Atmel Corporation. From 2003 to 2007, he was at Ernst & Young LLP, most recent as Senior Audit Manager. Mr. Chang is a Certified Public Accountant in California and holds a Bachelor of Science degree in Accounting and Computer Information Systems from Indiana University Kelley School of Business.

There is no family relationship between any of our executive officers or directors, and there are no arrangements or understandings between any of our executive officers or directors and any other person pursuant to which any of them was appointed or elected as an officer or director, other than arrangements or understandings with our directors.
Website Access to Aviat Networks’ Reports; Available Information
We maintain a website at http://www.aviatnetworks.com. Our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge on our website as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Our website and the information posted thereon are not incorporated into this Annual Report on Form 10-K or any current or other periodic report that we file or furnish to the SEC.
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

Item 1A. Risk Factors
The nature of the business activities conducted by the Company subjects us to certain hazards and risks. The following is a summary of some of the material risks relating to the Company’s business activities. Other risks are described in “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this Annual Report on Form 10-K and in our other public filings.
We face many business risks, including those related to our financial performance, investments in our common stock, operating our business and legal matters. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks occur, our financial condition and results of operations could be materially and adversely affected. In that case, the market price of the Company’s common stock could decline.
Our sales cycle may be lengthy, and the timing of sales, along with additional services such as warehousing, inventory management, installation and implementation of our products within our customers’ networks, may extend over more than one period, which can make our operating results difficult to predict.
We experience difficulty in accurately predicting the timing of the sale of products and amounts of revenue generated from sales of our products, primarily in developing countries. The establishment of a business relationship with a potential customer is a lengthy process, usually taking several months or more. Following the establishment of the relationship, the negotiation of purchase terms can be time-consuming, and a potential customer may require an extended evaluation and testing period. Once a purchase agreement has been executed, the timing and amount of revenue, if applicable, may remain difficult to predict. Our typical product sales cycle, which results in our products being designed into our customers’ networks, can take 12 to 24 months. A number of factors contribute to the length of the sales cycle, including technical evaluations of our products, the design process required to integrate our products into our customers’ networks and warehousing and inventory management services that may be requested by certain large customers. The completion of services such as installation and testing of the customer’s networks and the completion of all other suppliers’ network elements are subject to the customer’s timing and efforts and other factors outside our control, each of which may prevent us from making predictions of revenue with any certainty and could cause us to experience substantial period-to-period fluctuations in our operating results.
Additionally, in anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer payments. Specifically, warehousing and inventory management services can affect our operating results in any period due to the costs associated with providing such services and the fact that the timing of the revenue recognition may be delayed. In the event that a sale is not completed or is canceled or delayed, we may have already incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results. Because of the challenges of our lengthy sales cycle, our recognition of revenue from our selling efforts may be substantially delayed, our ability to forecast our future revenue may be more limited and our revenue may fluctuate significantly from quarter to quarter.
Due to the volume of our international sales, we may be susceptible to a number of political, economic and geographic risks that could harm our business.

We are highly dependent on sales to customers outside the U.S. In fiscal 2020, our sales to international customers accounted for 38% of total revenue. Significant portions of our international sales are in less developed countries. Our international sales are likely to continue to account for a large percentage of our products and services revenue for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event could result in a significant decline in revenue. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.
Some of the risks and challenges of doing business internationally include:
•unexpected changes in regulatory requirements;
•fluctuations in international currency exchange rates including its impact on unhedgeable currencies and our forecast variations for hedgeable currencies;
•imposition of tariffs and other barriers and restrictions;
•management and operation of an enterprise spread over various countries;
•the burden of complying with a variety of laws and regulations in various countries;
•application of the income tax laws and regulations of multiple jurisdictions, including relatively low-rate and relatively high-rate jurisdictions, to our sales and other transactions, which results in additional complexity and uncertainty;
•the conduct of unethical business practices in developing countries;
•general economic and geopolitical conditions, including inflation and trade relationships;
•restrictions on travel to locations where we conduct business, including those imposed due to COVID-19;
•war and acts of terrorism;
•kidnapping and high crime rate;
•natural disasters;
•availability of U.S. dollars especially in countries with economies highly dependent on resource exports, particularly oil; and
•changes in export regulations.
While these factors and the impacts of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition and results of operations in the future.
The ongoing global COVID-19 pandemic could adversely affect our business, financial condition and results of operations.
In March 2020, the World Health Organization characterized the current respiratory illness caused by novel coronavirus disease, known as COVID-19, as a pandemic. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. The COVID-19 pandemic has, and is expected to continue to have, an impact on our operations, supply chains and distribution systems. The extent to which the COVID-19 pandemic continues to affect our business, prospects and results of operations will depend on future developments, many of which are highly uncertain, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. Management is actively monitoring the impact of COVID-19 on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce.
Our first priority remains the health and safety of our employees and their families. Employees whose tasks can be done off-site have been instructed to work from home. Our sites support essential businesses and remain operational. We are maintaining social distancing for workers on-site and have enhanced cleaning protocols and usage of personal protective equipment, where appropriate. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19, and our ability to perform critical functions could be harmed as a result.
The impact to our supply chain lead times and ability to fulfill orders was minimal for the second half of fiscal 2020. However, depending on pandemic-related factors like the uncertain duration of temporary manufacturing restrictions as well as our ability to perform field services during shelter in place orders, we could/may continue to experience constraints and delays in fulfilling customer orders in future periods.
While the ultimate effects of the pandemic on our business are uncertain, the pandemic and related government actions, including restrictions on travel, temporary closure of businesses and stay at home orders have, and are likely to continue to have, an adverse impact on global economic conditions and consumer confidence and spending, which could materially affect demand for our products. Our customers could become more conservative in response to the pandemic and economic conditions and may seek to reduce their purchases. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with existing customers, our ability to attract new customers and the financial condition of our customers. Decreases in demand for our products without a corresponding decrease in costs would negatively impact our operating margins and financial results.
We are monitoring, assessing and adapting to the situation and have prepared for implications to our business, supply chain and customer demand. We expect these challenges to continue until business and economic activities return to more normal levels. The financial results for the fiscal year reflect some of the reduced activity experienced during the period in various locations around the world and are not necessary indicative of the results for the next fiscal period or fiscal year.
To the extent the COVID-19 pandemic continues to adversely affect the global economy, and/or adversely affects our business, operations or financial performance, it may also have the effect of increasing the likelihood and/or magnitude of other risks described in the “Risk Factors” set forth in this Item 1A.
The negative effects of COVID-19 on the global economy may adversely affect our business, results of operations and financial condition.
Our business and operating results are affected by the global business environment and economic conditions, including changes in interest rates, availability of capital from credit providers, consumer confidence, rates of inflation, geopolitical issues and other macro-economic factors. The United States and global economies continue to experience a period of economic and financial uncertainty, in part due to COVID-19 and the related public health actions taken by many governments and businesses. The pandemic is negatively affecting, and is expected to continue to negatively affect, at least in the short term, global economic conditions, and a continued economic downturn could lead to decreased customer demand, inability to execute installs and/or service, or the inability of our customers to pay for our products, the inability of suppliers to deliver the components necessary to manufacture our products, and reduced access to capital from credit providers and through the capital markets, among other things, which could adversely affect our business, results of operations and financial condition. Additionally, a prolonged economic downturn may exacerbate certain other risks described in the “Risk Factors” set forth in this Item 1A that affect our business, results of operations and financial condition.
Natural disasters or other catastrophic events could have an adverse effect on our business.
Natural disasters, such as hurricanes, earthquakes, fires, and floods, could adversely affect our operations and financial performance. Such events could result in physical damage to one or more of our facilities, the temporary closure of one or more of our facilities or those of our suppliers, a temporary lack of an adequate work force in a market, a temporary or long-term disruption in the supply of products from local or overseas suppliers, a temporary disruption in the transport of goods from overseas, and delays in the delivery of goods. Public health issues, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of suppliers or customers, or have an adverse impact on customer demand. As a result of any of these events, we may be required to suspend operations in some or all of our locations, which could have an adverse effect on our business, financial condition, results of operations, and cash flows. These events could also reduce demand for our products or make it difficult or impossible to receive components from suppliers. Although we maintain business interruption insurance and other insurance intended to cover some or all of these risks, such insurance may be inadequate, whether because of coverage amount, policy limitations, the financial viability of the insurance companies issuing such policies, or other reasons.
Tension in U.S.-China trade relations may adversely impact our supply chain operations and business.

The U.S. government has taken certain actions that change U.S. trade policies, including recently-imposed tariffs affecting certain products manufactured in China. Some components manufactured by our Chinese suppliers are subject to tariffs if imported into the United States. In addition, the Chinese government has taken certain reciprocal actions, including recently imposed tariffs affecting certain products manufactured in the United States. Certain of our products manufactured in our U.S. operations have been included in the tariffs imposed on imports into China from the United States. Although some of the products and components we import are affected by the tariffs, at this time, we do not expect these tariffs to have a material impact on our business, financial condition or results of operations. It is unknown whether and to what extent additional new tariffs (or other new laws or regulations) will be adopted that increase the cost of importing and/or exporting products and components from China to the United States and vice versa. Further, the effect of any such new tariffs or retaliatory actions on our industry and customers is unknown and difficult to predict. As additional new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take retaliatory trade actions, such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.
We may undertake further restructuring activities, which may adversely impact our operations, and we may not realize all of the anticipated benefits of these activities or any potential future restructurings. Any restructuring activities may harm our business.
We continue to evaluate our business to determine the potential need to realign our resources as we continue to transform our business in order to achieve desired cost savings in an increasingly competitive market. In prior years, we have undertaken a series of steps to restructure our operations involving, among other things and depending on the year, reductions of our workforce, the relocation of our corporate headquarters and the reduction and outsourcing of manufacturing activities. We incurred restructuring charges of $4.0 million, $0.7 million and $1.3 million in fiscal 2020, 2019 and 2018, respectively.
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
As measured under U.S. generally accepted accounting principles (“U.S. GAAP”), we recorded net income attributable to our stockholders of $0.3 million in fiscal 2020, compared to $9.7 million in fiscal 2019 and $1.8 million in fiscal 2018. We generated cash from operations of $17.5 million, $2.9 million and $8.2 million in fiscal 2020, 2019 and 2018, respectively.
Throughout fiscal 2020, we experienced strong price competition for new business in all regions while major customer consolidations from prior years also put pressure on revenue and gross margin. In addition, we saw pricing pressures in all markets, particularly in international markets. Customer consolidation may have an increasing negative impact on our revenue if Aviat is not selected as a vendor for the products and/or services we provide. In order to counter pricing pressures, we invested heavily in product improvements to reduce unit costs and enhance product features, decreased overall company expenses, and worked with our vendors to attain more favorable pricing. If we are unable to reduce product unit costs associated with enhanced product features, including payments to contract manufacturers and other suppliers, or achieve the projected cost reductions, we may not achieve profitability.
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

Our quarterly operating results may vary significantly for a variety of reasons, many of which are outside our control. These factors could harm our business and include, among others:
•seasonality in the purchasing habits of our customers;
•the volume and timing of product orders and the timing of completion of our product deliveries and installations;
•our ability and the ability of our key suppliers to respond to changes on demand as needed;
•margin variability based on geographic and product mix;
•our suppliers’ inability to perform and deliver on time as a result of their financial condition, component shortages or other supply chain constraints;
•retention of key personnel;
•the length of our sales cycle;
•litigation costs and expenses;
•continued timely rollout of new product functionality and features;
•increased competition resulting in downward pressure on the price of our products and services;
•unexpected delays in the schedule for shipments of existing products and new generations of the existing platforms;
•maintaining appropriate inventory levels and purchase commitments;
•failure to realize expected cost improvement throughout our supply chain;
•order cancellations or postponements in product deliveries, including due to the COVID-19 pandemic, resulting in delayed revenue recognition;
•restructuring and streamlining of our operations;
•war and acts of terrorism;
•natural disasters;
•diseases or pandemics, such as the COVID-19 pandemic, and corresponding governmental actions;
•the ability of our customers to obtain financing to enable their purchase of our products;
•fluctuations in international currency exchange rates;
•regulatory developments including denial of export and import licenses;
•general economic conditions worldwide that affect demand and financing for microwave and millimeter wave telecommunications networks; and
•the timing and size of future restructuring plans and write-offs.
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
        In May 2018, our Board of Directors approved a stock repurchase program for the repurchase of up to $7.5 million. The repurchase program has been suspended temporarily since February 2020. Our repurchase program even if fully implemented, may not enhance long-term stockholder value. During fiscal 2020 and 2019, we repurchased $1.8 million and $2.3 million of our common stock in the open market respectively. As of July 3, 2020, $3.4 million remained available for repurchase under our stock repurchase program.
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
A substantial portion of our sales are to customers in the telecommunications industry. These customers may require their suppliers, including the Company, to provide extended payment terms, direct loans or other forms of financial support as a condition to obtaining commercial contracts. In addition, if local currencies cannot be hedged, we have an inherent exposure in our ability to convert monies at favorable rates from or to U.S. dollars. More generally, we expect to routinely enter into long-term contracts involving significant amounts to be paid by our customers over time. Pursuant to these contracts, we may deliver products and services representing an important portion of the contract price before receiving any significant payment from the customer. As a result of the financing that may be provided to customers and our commercial risk exposure under long-term contracts, our business could be adversely affected if the financial condition of our customers erodes. Over the past few years, certain of our customers have filed with the courts seeking protection under the bankruptcy or reorganization laws of the applicable jurisdiction or have experienced financial difficulties. Our customers’ financial conditions face additional challenges in many emerging markets, where our customers are being affected not only by recession, but by deteriorating local currencies and a lack of credit and, more broadly, by the COVID-19 pandemic and related economic effects. Upon the financial failure of a customer, we may experience losses on credit extended to such customer, losses relating to our commercial risk exposure and the loss of the customer’s ongoing business. If customers fail to meet their obligations to us, we may experience reduced cash flows and losses in excess of reserves, which could materially adversely impact our results of operations and financial position.
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
If we raise additional funds through the issuance of equity or convertible debt securities, the ownership of our existing stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders.
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
Our ability to sell our products and compete successfully is highly dependent on the quality of our customer service and support, and our failure to offer high quality service and support could have a material adverse effect on our sales and results of operations.
Once our products are delivered, our customers depend on our service and support to resolve any issues relating to our products. Our support personnel includes employees in various geographic locations, who provide general technical support to our customers. A high level of support is important for the successful marketing and sale of our products. If we do not effectively help our customers quickly resolve issues or provide effective ongoing support, it could adversely affect our ability to sell our products to existing customers as well as demand for maintenance and renewal contracts and could harm our reputation with existing and potential customers.
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

In addition, economic conditions in certain markets could materially adversely affect our suppliers’ access to capital and liquidity with which to maintain their inventories, production levels, or product quality, could cause them to raise prices or lower production levels, or result in their ceasing operations. Further, with respect to our credit facility discussed under “Liquidity, Capital Resources and Financial Strategies” in Item 7 of this Annual Report on Form 10-K, if continued uncertain economic conditions adversely affect Silicon Valley Bank, our ability to access the funds available under our credit facility could be materially adversely affected.
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
We outsource all of our manufacturing and a substantial portion of our repair service operations to independent contract manufacturers and other third parties. Our contract manufacturers typically manufacture our products based on rolling forecasts of our product needs that we provide to them on a regular basis. The contract manufacturers are responsible for procuring components necessary to build our products based on our rolling forecasts, building and assembling the products, testing the products in accordance with our specifications and then shipping the products to us. We configure the products to our customer requirements, conduct final testing and then ship the products to our customers. There can be no assurance that we will not encounter problems with our contract manufacturer related to these manufacturing services or that we will be able to replace a contract manufacturer that is not able to meet our demand.
In addition, if we fail to effectively manage our relationships with our contract manufacturers or other service providers, or if they do not fully comply with their contractual obligations or should experience delays, disruptions, component procurement problems or quality control problems, then our ability to ship products to our customers or otherwise fulfill our contractual obligations to our customers could be delayed or impaired which would adversely affect our business, financial results and customer relationships.
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
Changes in tax laws, treaties, rulings, regulations or agreements, or their interpretation in any country in which we operate; the loss of a major tax dispute; a successful challenge to our operating structure, intercompany pricing policies or the taxable presence of our key subsidiaries in certain countries; or other factors could cause volatility in our effective tax rate and could adversely affect our operating results.
We operate in multiple jurisdictions and our profits are taxed pursuant to the tax laws of these jurisdictions. Our future effective tax rate may be adversely affected by a number of factors, many of which are outside of our control, including:
•the jurisdictions in which profits are determined to be earned and taxed;
•adjustments to estimated taxes upon finalization of various tax returns;
•increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;
•our ability to utilize net operating loss;
•changes in available tax credits;

•changes in share-based compensation expense;
•changes in the valuation of our deferred tax assets and liabilities;
•changes in domestic or international tax laws, treaties, rulings, regulations or agreements or the interpretation of such tax laws, treaties, rulings, regulations or agreements, including the impact of the Tax Cuts and Jobs Act of 2017;
•the resolution of issues arising from tax audits with various tax authorities, including the loss of a major tax dispute;
•local tax authority challenging our operating structure, intercompany pricing policies or the taxable presence of our key subsidiaries in certain countries;
•the tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods; and
•taxes that may be incurred upon a repatriation of cash from foreign operations.
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
If we experience an ownership change, our ability to use our NOLs, any loss or deduction attributable to a “net unrealized built-in loss” and other tax attributes (collectively, the “Tax Benefits”) could be substantially limited, and the timing of the usage of the Tax Benefits could be substantially delayed, which could significantly impair the value of the Tax Benefits. There is no assurance that we will be able to fully utilize the Tax Benefits and we could be required to record an additional valuation allowance related to the amount of the Tax Benefits that may not be realized, which could adversely impact our result of operations.
We believe that these Tax Benefits are a valuable asset for us. On March 3, 2020, the Board approved a Tax Benefit Preservation Plan (the “Plan”) in an effort to protect our Tax Benefits during the effective period of the Plan. Further, on March 3, 2020, the Board adopted certain rights to the agreement which are intended to preserve the Tax Benefits by restricting certain transfers of our common stock. The Company expects to submit the Plan to a stockholder vote at the Company’s 2020 Annual Meeting of Stockholders. Although the Plan and the Charter Amendments are intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the restrictions on transferability in the Plan and the Charter Amendments will prevent all transfers that could result in such an “ownership change.” There also can be no assurance that the transfer restrictions in the Charter Amendments will be enforceable against all of our stockholders absent a court determination confirming such enforceability. The transfer restrictions may be subject to challenge on legal or equitable grounds.
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
Sales of our products and services historically have been concentrated in a small number of customers. Principal customers for our products and services include domestic and international wireless/mobile service providers, OEMs, as well as private network users such as public safety agencies; government institutions; and utility, pipeline, railroad and other industrial enterprises that operate broadband wireless networks. During fiscal 2019 and 2018, we had one customer in Africa, MTN Group, that accounted for 11% and 13% of our total revenue, respectively. No customer accounted for more than 10% of our total revenue in fiscal 2020. Although we have a large customer base, during any given quarter a small number of customers may account for a significant portion of our revenue.
In addition, the telecommunications industry has experienced significant consolidation among its participants, and we expect this trend to continue. Some operators in this industry have experienced financial difficulty and have filed, or may file, for bankruptcy protection. Other operators may merge and one or more of our competitors may supply products to the customers of the combined company following those mergers. This consolidation could result in purchasing decision delays and decreased opportunities for us to supply products to companies following any consolidation. This consolidation may also result in lost opportunities for cost reduction and economies of scale, and could generally reduce our opportunities to win new customers to the extent that the number of potential customers decreases. Furthermore, as our customers become larger, they may have more leverage to negotiate better pricing which could adversely affect our revenues and gross margins.
It is possible that a significant portion of our future product sales could become even more concentrated in a limited number of customers due to the factors described above. Product sales to major customers have varied widely from period to period. The loss of any existing customer, a significant reduction in the level of sales to any existing customer, the consolidation of existing customers, or our inability to gain additional customers could result in declines in our revenue or an inability to grow revenue.
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
Our growth depends upon market growth, our ability to enhance our existing products and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions, or “tuck-ins,” product lines, technologies, and personnel. Strategic transactions involve numerous risks, including the following:
•difficulties in integrating the operations, systems, technologies, products, and personnel of the combined companies, particularly companies with large and widespread operations and/or complex products;
•diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from business combinations, sales, divestitures and /or restructurings;
•potential difficulties in completing projects associated with in-process research and development intangibles;
•difficulties in entering markets in which we have no or limited direct prior experience and where competitors in each market have stronger market positions;
•initial dependence on unfamiliar supply chains or relatively small supply partners;
•insufficient revenue to offset increased expenses associated with acquisitions; and

•the potential loss of key employees, customers, resellers, vendors and other business partners of our company or the companies with which we engage in strategic transactions following and continuing after announcement of an anticipated strategic transaction.
Strategic transactions may also cause us to:
•issue common stock that would dilute our current stockholders or cause a change in control of the combined company;
•use a substantial portion of our cash resources, or incur debt;
•significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;
•assume material liabilities;
•record goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges;
•incur amortization expenses related to certain intangible assets;
•incur tax expenses related to the effect of acquisitions on our intercompany R&D cost sharing arrangement and legal structure;
•incur large and immediate write-offs and restructuring and other related expenses; and
•become subject to intellectual property or other litigation.
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
Our business is subject to changing regulation of corporate governance, public disclosure and anti-bribery measures which have resulted in increased costs and may continue to result in additional costs or potential liabilities in the future.
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
In the ordinary course of business, we store sensitive data, including intellectual property, our proprietary business information and proprietary information of our customers, suppliers and business partners, on our networks. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies, including ours, are subject to a wide variety of attacks on their networks on an ongoing basis. Despite our security measures, our information technology and infrastructure may be vulnerable to penetration or attacks by computer programmers and hackers, or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, and cause us reputational and financial harm. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our networks. Due to the COVID-19 pandemic, an increased number of our employees are working from home and connecting to our networks remotely, which we believe may further increase the risk of, and our vulnerability to, a cyber-attack or breach on our network.
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
As cyber-attacks become more sophisticated, the need to develop our infrastructure to secure our business can lead to increased cybersecurity protection costs. Such costs may include making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants. These efforts come at the potential cost of revenues and human resources that could be utilized to continue to enhance our product offerings, and such increased costs may adversely affect our operating margins.
Additionally, certain of our suppliers have in the past and may in the future experience cybersecurity attacks that can constrain their capacity and ability to meet our product demands. If our contract manufacturers and suppliers suffer future cyberattacks, our ability to ship products to our customers or otherwise fulfill our contractual obligations to our customers could be delayed or impaired which would adversely affect our business, financial results and customer relationships.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of July 3, 2020, we leased approximately 164,000 square feet of facilities worldwide, with approximately 37% in the United States, mostly in California, and Texas. Our corporate headquarters is located in Austin, Texas, and consists of approximately 18,000 square feet office space. We also lease approximately 24,000 square feet of office, assembly facilities and warehouse in multiple locations in Texas and 19,000 square feet of office space in Milpitas, California. Internationally, we lease approximately 103,000 square feet of facilities throughout Europe, North America, South America, Africa and Asia regions, including offices in Singapore, Slovenia, Philippine Islands, India, Mexico, Brazil, Canada, South Africa, Ghana, Ivory Coast, Kenya, Nigeria, Algeria, Congo, France, Netherlands, Russia, Australia, Dubai, Saudi Arabia, Lebanon, China, and Thailand. In addition, we own approximately 108,000 square feet of facilities in Wellington, New Zealand and Lanarkshire, Scotland.
We maintain our facilities in good operating condition and believe that they are suitable and adequate for our current and projected needs. We continuously review our anticipated requirements for facilities and may, from time to time, acquire additional facilities, expand existing facilities, or dispose of existing facilities or parts thereof, as we deem necessary.
For more information about our leases, see “Note 4. Leases” of the notes to consolidated financial statements, which are included in Item 8 in this Annual Report on Form 10-K.

Item 3. Legal Proceedings
We are subject from time to time to disputes with customers concerning our products and services. In May 2016, we received notification of a claim for damages from a customer alleging that certain of our products were defective. Although we believe that we have numerous contractual and legal defenses to these disputes, at this time we have accrued an immaterial amount representing the estimated probable loss for which we would settle the matter. We currently cannot form an estimate of the range of loss in excess of our amounts already accrued. If the outcome of this matter is greater than the current immaterial amount accrued, we intend to dispute it vigorously.
In March 2016, an enforcement action by the Indian Department of Revenue, Ministry of Finance was brought against our subsidiary Aviat Networks (India) Private Limited (“Aviat India”) relating to the non-realization of intercompany receivables and non-payment of intercompany payables, which originated from 1999 to 2012, within the time frames dictated by the Indian regulations under the Foreign Exchange Management Act ("FEMA"). In November 2017, the Indian Department of Revenue, Ministry of Finance also initiated a similar action against Telsima

Communications Private Limited (“Telsima India”), a subsidiary of the Company, relating to the non-realization of intercompany receivables and non-payment of intercompany payables which originated from the period prior to our acquisition of Telsima India in February 2009. In September 2019, our directors of Aviat India appeared before the Ministry of Finance Enforcement Directorate. No settlement offers were discussed at the meeting and the matter is still ongoing with no subsequent hearing date currently scheduled. We have accrued an immaterial amount representing the estimated probable loss for which we would settle the matter. We currently cannot form an estimate of the range of loss in excess of our amounts already accrued. If the outcome of this matter is greater than the current immaterial amount accrued, we intend to dispute it vigorously.
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
According to the records of our transfer agent, as of August 21, 2020, there were 2,204 holders of record of our common stock.
Dividend Policy
We have not paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain any earnings for use in our business. In addition, the covenants of our credit facility may restrict us from paying dividends or making other distributions to our stockholders under certain circumstances.
Sales of Unregistered Securities
During fiscal 2020, we did not issue or sell any unregistered securities.
Issuer Repurchases of Equity Securities
In May 2018, our board of directors approved a repurchase program, which does not have an expiration date, for the repurchase of up to $7.5 million of our common stock. In February 2020, we temporarily suspended the stock repurchase program. During the fourth quarter of fiscal 2020, we did not repurchase any shares of our common stock in the open market. As of July 3, 2020, $3.4 million remained available for repurchases under our stock repurchase program.
Performance Graph
The following graph and accompanying data compare the cumulative total return on our common stock with the cumulative total return of the Total Return Index for The NASDAQ Composite Market (U.S. Companies) and the NASDAQ Telecommunications Index for the five-year period ended July 3, 2020. The stock price performance shown on the graph below is not necessarily indicative of future price performance. Note that this graph and accompanying data is “furnished,” not “filed,” with the SEC.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Aviat Networks, Inc., the NASDAQ Composite Index
and the NASDAQ Telecommunications Index

250
200
150
100
50
0
07/03/15
07/01/16
06/30/17
06/29/18
06/28/19
07/03/20
Aviat Networks, Inc.
NASDAQ Composite
NASDAQ Telecommunications

	7/3/2015	7/1/2016	6/30/2017	6/29/2018	6/28/2019	7/3/2020
Aviat Networks, Inc.	$100.00	$50.98	$110.20	$103.67	$86.76	$117.73
NASDAQ Composite	$100.00	$98.28	$125.56	$155.19	$167.27	$215.50
NASDAQ Telecommunications	$100.00	$101.45	$117.97	$142.72	$171.47	$179.06
 ____________________________

*	Assumes (i) $100 invested on June 3, 2015 in Aviat Networks, Inc. common stock, the Total Return Index for The NASDAQ Composite Market (U.S. companies) and the NASDAQ Telecommunications Index; and (ii) immediate reinvestment of all dividends.

Item 6. Selected Financial Data
The following table summarizes our selected historical financial information for each of the last five fiscal years that has been derived from our consolidated financial statements. All of the per-share data have been retroactively adjusted for the 1-for-12 reverse stock split discussed in footnote 3 below. Data presented for fiscal years 2020, 2019 and 2018 are included elsewhere in this Annual Report on Form 10-K. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes, included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
(In thousands, except per share amounts)	July 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017	July 1, 2016
Revenue from product sales and services	$238,642	$243,858	$242,506	$241,874	$268,690
Cost of product sales and services	153,946	164,588	162,003	166,402	206,973
Income (loss) from continuing operations (1) (2)	257	9,738	2,302	(621)	(30,178)
Net income (loss) (1) (2)	257	9,738	2,302	(621)	(29,637)
Net income attributable to noncontrolling interests, net of tax	—	—	457	202	270
Net income (loss) attributable to Aviat Networks (1) (2)	257	9,738	1,845	(823)	(29,907)
Basic and diluted net income (loss) per common share(3):
Net income (loss) - basic	$0.05	$1.81	$0.35	$(0.16)	$(5.71)
Net income (loss) - diluted	$0.05	$1.73	$0.33	$(0.16)	$(5.71)
_______________________

(1)Includes share-based compensation expense of $1.7 million, $1.7 million, $2.4 million, $2.1 million and $1.8 million for fiscal 2020, 2019, 2018, 2017, and 2016, respectively.
(2)Includes restructuring charges of $4.0 million, $0.7 million, $1.3 million, $0.6 million, and $2.5 million for fiscal 2020, 2019, 2018, 2017, and 2016, respectively.
(3)On June 14, 2016, we effected a reverse stock split of all of the outstanding shares of our common stock at a ratio of 1-for-12 (“Reverse Stock Split”). The authorized number of shares of 300 million and par value per share of our common stock of $0.01 per share remained unchanged after the Reverse Stock Split.

	As of
(In thousands)	July 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017	July 1, 2016
Total assets	$179,801	$169,193	$156,061	$152,576	$166,111
Long-term liabilities	17,150	15,466	12,077	12,218	12,707
_______________________

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2020 and 2019 Results
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes. In the discussion below, our fiscal year ending July 2, 2021 is referred to as “fiscal 2021” or “2021”; our fiscal year ended July 3, 2020 is referred to as “fiscal 2020” or “2020”; our fiscal year ended June 28, 2019 is referred to as “fiscal 2019” or “2019”; and our fiscal year ended June 29, 2018 is referred to as “fiscal 2018” or “2018.” Our fiscal year ends on the Friday nearest to June 30. Fiscal 2020 presented included 53 weeks while fiscal 2019 and fiscal 2018 each included 52 weeks. This one extra week has impacted both our fiscal 2020 revenue and expenses.
Overview
We anticipate modest growth in revenue in fiscal 2021. We have a healthy backlog entering fiscal 2021 for North America private network projects and we anticipate continuing our strong momentum across these verticals. We have made inroads into the U.S. rural broadband and wireless internet service provider areas and there is further evidence now of investment to support 5G deployments with our U.S. service provider customers. Internationally, we are continuing a more conservative view of our revenue opportunity based on a variety of factors that have led to an overall capital spending decline and increased competitive intensity, especially from vendors based in China.

Operations Review
The market for mobile backhaul continued to be our primary addressable market segment globally in fiscal 2020. In North America, we supported long-term evolution (LTE) deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of some large 3G deployments, and LTE deployments. Our position continues to be to support our customers for 5G and LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. We continue to find that our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. However, as disclosed above and in the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we service.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe and Russia and (3) Latin America and Asia Pacific. Revenue by region for fiscal 2020, 2019 and 2018 and the related changes are shown in the table below:

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2020	2019	2018	2020/2019	2019/2018	2020/2019	2019/2018
North America	$151,709	$132,884	$131,078	$18,825	$1,806	14.2%	1.4%
Africa and the Middle East	37,595	48,305	58,459	(10,710)	(10,154)	(22.2)%	(17.4)%
Europe and Russia	11,157	16,933	18,205	(5,776)	(1,272)	(34.1)%	(7.0)%
Latin America and Asia Pacific	38,181	45,736	34,764	(7,555)	10,972	(16.5)%	31.6%
Total Revenue	$238,642	$243,858	$242,506	$(5,216)	$1,352	(2.1)%	0.6%

During fiscal 2020 and 2019, we recognized revenue based on Accounting Standards Codification (“ASC”) 606 but revenue for fiscal 2018 was recognized based on ASC 605. Therefore, the periods are not directly comparable. See “Critical Accounting Estimates—Revenue Recognition” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on our revenue recognition.

Our revenue from North America increased by $18.8 million, or 14.2%, in fiscal 2020 compared with fiscal 2019. The increase in North America revenue during fiscal 2020 was due to revenue growth with private network customers, as well as increased sales to mobile operators. Revenue from North America increased $1.8 million, or 1.4%, in fiscal 2019 compared with fiscal 2018. The increase in North America revenue during fiscal 2019 was due to stronger order flow from private network customers.
Our revenue from Africa and the Middle East decreased by $10.7 million, or 22.2%, in fiscal 2020 compared with fiscal 2019. The decrease in revenue was primarily due to decreased sales to our large mobile operator customers in the region. Revenue from Africa and the Middle East decreased $10.2 million, or 17.4%, in fiscal 2019 compared with fiscal 2018. The decrease in revenue was primarily due to decreased sales to our large mobile operator customers in the region and completion of a one-time large Middle East project in fiscal 2018.
Revenue from Europe and Russia decreased by $5.8 million, or 34.1%, in fiscal 2020 compared with fiscal 2019. The decrease was due to lower sales to mobile operator customers, offset in part by increased sales to private network customers in the region. Revenue in Europe and Russia decreased $1.3 million, or 7.0%, in fiscal 2019 compared with fiscal 2018. The decrease during fiscal 2019 was due to lower sales to mobile and private network customers in the region.
Revenue from Latin America and Asia Pacific decreased by $7.6 million, or 16.5%, in fiscal 2020 compared with fiscal 2019. The decrease was primarily due to lower sales volume from certain mobile operator customers in Asia Pacific offset in part by increased revenue in Latin America. Revenue from Latin America and Asia-Pacific increased $11.0 million, or 31.6%, in fiscal 2019 compared with fiscal 2018. The increase was primarily due to higher sales volume from certain mobile operator customers in Asia Pacific.

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2020	2019	2018	2020/2019	2019/2018	2020/2019	2019/2018
Product sales	$153,793	$156,724	$151,685	$(2,931)	$5,039	(1.9)%	3.3%
Services	84,849	87,134	90,821	(2,285)	(3,687)	(2.6)%	(4.1)%
Total Revenue	$238,642	$243,858	$242,506	$(5,216)	$1,352	(2.1)%	0.6%

Our revenue from product sales decreased by $2.9 million, or 1.9%, in fiscal 2020 compared with fiscal 2019. Product volume decreased with customers in international markets and was offset in part by increased product sales in North America. Our services revenue decreased by $2.3 million, or 2.6%, in fiscal 2020 compared with fiscal 2019. Decreased sales in international markets were offset in part by increased sales in North America.
Our revenue from product sales increased $5.0 million, or 3.3%, in fiscal 2019 compared with fiscal 2018. Product volume increased primarily with mobile operators in Asia Pacific and a small increase in North America offsetting volume reductions in the other regions compared with fiscal 2018. Our services revenue decreased by $3.7 million, or 4.1%, in fiscal 2019 compared with fiscal 2018. Decreased sales in Africa and the Middle East were offset in part by increased sales in other regions.
Gross Margin

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2020	2019	2018	2020/2019	2019/2018	2020/2019	2019/2018
Revenue	$238,642	$243,858	$242,506	$(5,216)	$1,352	(2.1)%	0.6%
Cost of revenue	153,946	164,588	162,003	(10,642)	2,585	(6.5)%	1.6%
Gross margin	$84,696	$79,270	$80,503	$5,426	$(1,233)	6.8%	(1.5)%
% of revenue	35.5%	32.5%	33.2%
Product margin %	38.0%	33.9%	34.0%
Service margin %	30.9%	29.9%	31.9%

Gross margin for fiscal 2020 increased by $5.4 million, or 6.8%, compared with fiscal 2019. Gross margin as a percentage of revenue for fiscal 2020 increased to 35.5%, compared with 32.5% in fiscal 2019, primarily due to higher margin rates for product sales and implementation of cost savings initiatives. The increased volume of product sales in North America, which generally has a higher gross margin compared to international, contributed most of the overall gross margin improvement in fiscal 2020.
Gross margin for fiscal 2019 decreased $1.2 million, or 1.5%, compared with fiscal 2018. Gross margin as a percentage of revenue for fiscal 2019 decreased to 32.5%, compared with 33.2% in fiscal 2018, primarily due to lower margin rates for services. Service margin as a percentage of service revenue declined in fiscal 2019 compared to fiscal 2018, primarily due to decreased margins in North America, the Middle East and Africa.
Research and Development Expenses

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2020	2019	2018	2020/2019	2019/2018	2020/2019	2019/2018
Research and development expenses	$19,284	$21,111	$19,750	$(1,827)	$1,361	(8.7)%	6.9%
% of revenue	8.1%	8.7%	8.1%

Our research and development (“R&D”) expenses decreased by $1.8 million, or 8.7%, in fiscal 2020 compared with fiscal 2019. The decrease was primarily due to consolidation of product development, lower variable compensation and costs reduction initiatives associated with COVID-19, offset in part by expenses associated with one extra week in our fiscal 2020 calendar.
Our R&D expenses increased $1.4 million, or 6.9%, in fiscal 2019 compared with fiscal 2018. The increase was primarily due to increased development activity on new product lines.
Selling and Administrative Expenses

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2020	2019	2018	2020/2019	2019/2018	2020/2019	2019/2018
Selling and administrative expenses	$57,985	$56,055	$58,157	$1,930	$(2,102)	3.4%	(3.6)%
% of revenue	24.3%	23.0%	24.0%

Our selling and administrative expenses increased by $1.9 million, or 3.4%, in fiscal 2020 compared with fiscal 2019. The increase was primarily due to higher variable compensation and expenses associated with one extra week in our fiscal 2020 calendar, partially offset by cost reductions initiatives associated with COVID-19.
Our selling and administrative expenses decreased $2.1 million, or 3.6%, in fiscal 2019 compared with fiscal 2018. The decrease was primarily due to lower variable compensation.
Restructuring Charges
During the fourth quarter of fiscal 2020, our Board of Directors approved a restructuring plan (the “Q4 2020 Plan”) in order to continue to reduce our operating costs and improve profitability to optimize our business model and increase efficiencies. The Q4 2020 Plan is being implemented starting with our fourth fiscal quarter of 2020 through the second fiscal quarter of 2021. We recorded restructuring charges of $1.9 million related to the Q4 2020 Plan in fiscal 2020. Payments related to the accrued restructuring liability balance for this plan are expected to be fully paid in fiscal 2021.
During the third quarter of fiscal 2020, our Board of Directors approved a restructuring plan (the “Q3 2020 Plan”) in order to reduce our operating costs and improve profitability to optimize our business model and increase efficiencies. We recorded restructuring charges of $0.6 million related to the Q3 2020 Plan in fiscal 2020. Payments related to the accrued restructuring liability balance for this plan are expected to be fully paid in fiscal 2021.
During the fourth quarter of fiscal 2019, our Board of Directors approved a restructuring plan (the “Fiscal 2020 Plan”) to primarily consolidate product development, right size our resources to support our International business and other support functions. Payments related to the accrued restructuring liability balance for this plan are expected to be fully paid in fiscal 2021.
During the fourth quarter of fiscal 2018, our Board of Directors approved a restructuring plan (the “Fiscal 2018-2019 Plan”) to consolidate back-office support functions and align resources by geography to lower our expense structure. We completed the restructuring activities under the Fiscal 2018-2019 Plan at the end of fiscal 2019. The remaining payments related to the accrued restructuring liability balance for this plan are expected to be fully paid in fiscal 2021.
Our restructuring charges by plan for fiscal 2020, 2019 and 2018 are summarized in the table below:

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2020	2019	2018	2020/2019	2019/2018	2020/2019	2019/2018
Q4 2020 Plan	$1,879	$—	$—	$1,879	$—	N/A	N/A
Q3 2020 Plan	$595	$—	$—	$595	$—	N/A	N/A
Fiscal 2020 Plan	$1,725	$—	$—	$1,725	$—	N/A	N/A
Fiscal 2018-2019 Plan	$(150)	$736	$1,532	$(886)	$(796)	(120.4)%	N/A
Fiscal 2016-2017 Plan	—	—	(5)	—	5	N/A	(100.0)%
Other prior years plans	—	—	(248)	—	248	N/A	(100.0)%
Total	$4,049	$736	$1,279	$3,313	$(543)	450.1%	(42.5)%

Restructuring charges in fiscal 2020 of $4.0 million relate to employee severance and benefits for the Q4 2020 Plan, Q3 2020 Plan and the Fiscal 2020 Plan. Restructuring charges for fiscal 2019 included $0.7 million of employee severance and benefits costs related to the Fiscal 2018-2019 Plan. Restructuring charges for fiscal 2018 included $1.5 million of employee severance and benefits costs primarily related to the Fiscal 2018-2019 Plan and a reduction in the previously estimated accrual of $0.3 million of an older plan.
Interest Income, Interest Expense and Other Income (Expense), Net

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2020	2019	2018	2020/2019	2019/2018	2020/2019	2019/2018
Interest income	$385	$267	$198	$118	$69	44%	35%
Interest expense	(54)	(102)	(29)	48	(73)	(47)%	252%
Other income (expense), net	—	17	(220)	(17)	237	N/A	N/A

Interest income reflected interest earned on our cash equivalents which were comprised of money market funds and bank certificates of deposit.
Interest expense was primarily related to interest associated with borrowings under our Silicon Valley Bank (“SVB”) credit facility and discounts on customer letters of credit.
Other expense in fiscal 2018 included $0.2 million related to the foreign exchange loss on a dividend declared by our Nigeria entity (a partnership for U.S. tax purposes) to our Aviat U.S. entity.
Income Taxes

	Fiscal Year			$ Change
(In thousands, except percentages)	2020	2019	2018	2020/2019	2019/2018
Income before income taxes	$3,709	$1,550	$1,266	$2,159	$284
Provision for (benefit from) income taxes	3,452	(8,188)	(1,036)	11,640	(7,152)
As % of income before income taxes	93.1%	(528.3)%	(81.8)%

Our provision for (benefit from) income taxes was $3.5 million of expense for fiscal 2020, $8.2 million of benefit for fiscal 2019 and $1.0 million of benefit for fiscal 2018. The tax expense for fiscal 2020 was primarily due to tax expense related to profitable foreign subsidiaries and an increase in our reserve for uncertain tax positions.

Our tax benefit for fiscal 2019 was primarily due to the release of certain U.S. federal and state valuation allowances of $7.5 million and a refundable foreign withholding tax credit, partially offset by losses in tax jurisdictions in which we cannot recognize tax benefits. During the first quarter of fiscal 2019, we received notification from the Department of Federal Revenue of Brazil that our withholding tax refund request had been approved. We recorded a net discrete income tax benefit of $1.6 million for the release of valuation allowance previously recorded as a deferred tax asset for the withholding tax credits. This consisted of an income tax benefit of $1.9 million for the refundable withholding tax credit, less tax expense of $0.3 million from recognizing an ASC 740-10 reserve previously recorded as a reduction to the withholding tax credits. We expect to receive the refundable withholding tax credit during our fiscal year 2021.
Liquidity, Capital Resources and Financial Strategies
As of July 3, 2020, our cash and cash equivalents and short-term investments totaled $41.6 million. Approximately $25.2 million, or 60.5%, was held in the United States. The remaining balance of $16.4 million, or 39.5%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries at July 3, 2020, $16.0 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to foreign withholding taxes.
Operating Activities
Cash provided by operating activities is presented as net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $17.5 million for fiscal 2020, $2.9 million for fiscal 2019 and $8.2 million for fiscal 2018.
For fiscal 2020 compared to fiscal 2019, cash provided by operating activities increased by $14.5 million. The net contribution of non-cash items to cash provided by operating activities increased by $9.3 million and the net contribution of changes in operating assets and liabilities to cash provided by operating activities increased by $10.3 million in fiscal 2020 as compared to fiscal 2019.
The $9.3 million increase in the net contribution of non-cash items to cash provided by operating activities was primarily attributable to a $8.6 million net change in deferred tax assets.
Changes in operating assets and liabilities resulted in an increase of $10.3 million to cash provided by operating activities for fiscal 2020 compared to fiscal 2019. Accounts receivable and unbilled costs fluctuate from period to period, depending on the amount and timing of sales and billing activities and cash collections. The fluctuations in accounts payable and accrued expenses during fiscal 2020 were primarily due to the timing of liabilities incurred and vendor payments. The change in inventories and in customer service inventories during fiscal 2020 were primarily driven by forecasted demand and to secure component parts in shortage. The increase in customer advance payments and unearned revenue during fiscal 2020 was due to the timing of payment from customers and revenue recognition. We used $2.6 million in cash during fiscal 2020 on expenses related to restructuring liabilities.
For fiscal 2019 compared to fiscal 2018, cash provided by operating activities declined by $5.3 million. The net contribution of non-cash items to cash provided by operating activities decreased by $7.2 million and the net contribution of changes in operating assets and liabilities to cash provided by operating activities decreased by $5.5 million in fiscal 2019 as compared to fiscal 2018.
The $7.2 million decrease in the net contribution of non-cash items to cash provided by operating activities was primarily attributable to a $5.6 million net change in deferred tax assets, a $0.7 million decrease in depreciation and amortization and a $0.6 million decrease in share based compensation.
Investing Activities
Net cash used in investing activities was $4.6 million for fiscal year 2020, $5.2 million for fiscal 2019 and $6.3 million for fiscal 2018, which consisted primarily of capital expenditures.

For fiscal 2021, we expect to spend between $5.0 million to $6.0 million for capital expenditures, primarily on equipment for development and manufacturing of new products and IT infrastructure.
Financing Activities
Financing cash flows consist primarily of proceeds and repayments of short-term debt, repurchase of stock and proceeds from the sale of shares of common stock through employee equity plans. Net cash used in financing activities was $2.5 million for fiscal year 2020, which was primarily attributable to $1.8 million for the repurchases of our common stock and a $0.8 million payment for taxes related to the net settlement of equity awards. Net cash used by financing activities was $3.0 million for fiscal 2019 and net cash provided by financing activities was $12,000 for fiscal 2018.
As of July 3, 2020, our principal sources of liquidity consisted of the $41.6 million in cash and cash equivalents, $13.3 million of available credit under our $23.8 million credit facility with Silicon Valley Bank (“SVB Credit Facility”) which matures on June 28, 2021, and future collections of receivables from customers. We regularly require letters of credit from certain customers and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically, our primary sources of liquidity have been cash flows from operations and credit facilities.
We believe that our existing cash and cash equivalents, the available line of credit under the SVB Credit Facility and future cash collections from customers will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for at least the next 12 months. On May 4, 2020, we entered into Amendment No. 3 to Third Amended and Restated Loan and Security Agreement which extended the expiration date to June 28, 2021. While we intend to continue to renew the SVB Credit Facility annually, there can be no assurance that the SVB Credit Facility will be renewed. In addition, there can be no assurance that our business will generate cash flow from operations, that we will be in compliance with the quarterly financial covenants contained in the SVB Credit Facility, or that we will have a sufficient borrowing base under such facility. If we are not in compliance with the financial covenants or do not have sufficient eligible accounts receivable to support our borrowing base, the availability of our credit facility is not certain or may be diminished. Over the longer term, if we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations that may arise in the future, we may be required to sell assets, reduce capital expenditures, or obtain financing. If we need to obtain additional financing, we cannot be assured that it will be available on favorable terms, or at all. Our ability to make scheduled principal payments or pay interest on or refinance any future indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the microwave communications market and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
Available Credit Facility, Borrowings and Repayment of Debt
On May 4, 2020, we entered into Amendment No. 3 to Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank. The SVB Credit Facility provides for a $23.8 million accounts receivable formula-based revolving credit facility that can be borrowed by the U.S. company, with a $25.0 million sub-limit that can be borrowed by our U.S. and Singapore entities. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of all borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the accounts receivable formula-based revolving credit facility can also be utilized to issue letters of credit with a $12.0 million sub-limit. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of July 3, 2020, available credit under the SVB Credit Facility was $13.3 million reflecting the calculated borrowing base of $23.8 million less existing borrowings of $9.0 million and outstanding letters of credit of $1.5 million.
The SVB Credit Facility carries an interest rate, at our option, computed (i) at the prime rate reported in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio; or (ii) if we satisfy a minimum adjusted quick ratio, a LIBOR rate determined in accordance with the SVB Credit Facility, plus a spread of 2.75%. Any outstanding Singapore subsidiary-borrowed loans shall bear interest at an additional 2.00% above the applicable prime or LIBOR rate. During fiscal 2020, the weighted-average interest rate on our outstanding loan was 3.97%. As of July 3, 2020 and June 28, 2019, our outstanding debt balance under the SVB Credit Facility was $9.0 million, and the interest rate was 3.75% and 6.00%, respectively.
The SVB Credit Facility contains monthly and quarterly financial covenants for minimum adjusted quick ratio and minimum profitability (EBITDA) requirements, respectively. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with SVB may be directly applied to reduce outstanding obligations under the SVB

Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, enter into a transaction resulting in a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 5.00% above the applicable interest rate.
As of July 3, 2020, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility. The $9.0 million borrowing was classified as a current liability as of July 3, 2020 and June 28, 2019. We repaid the $9.0 million in July 2020.
Due to the current economic uncertainty stemming from the impact of the COVID-19 pandemic, on April 21, 2020, we entered into a Paycheck Protection Program Note (the “Note”) with Silicon Valley Bank as the lender (“Lender”) in an aggregate principal amount of $5.9 million pursuant to the Paycheck Protection Program under the CARES Act (the “PPP Loan”). On April 22, 2020, we received proceeds of $5.9 million from the PPP Loan. At the time when we applied for the PPP Loan, we had qualified to receive the funds pursuant to the then-published qualification requirements. On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance regarding qualification requirements for public companies. Based on our assessment of the new guidance, on May 5, 2020, we repaid the principal and interest on the PPP Loan.
We also obtained an uncommitted short-term line of credit of $0.3 million from a bank in New Zealand to support the operations of our subsidiary located there in fiscal 2015. This line of credit provides for $0.2 million in short-term advances at various interest rates, all of which was available as of July 3, 2020. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of July 3, 2020. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.
Restructuring Payments
We had liabilities for restructuring activities totaling $2.7 million as of July 3, 2020, which was classified as current liability and expected to be paid in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of July 3, 2020:

	Obligations Due by Fiscal Year
(In thousands)	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years	Other
Borrowings under credit facility	$9,000	$9,000	$—	$—	$—	$—
Purchase obligations (1)(4)	22,088	21,851	165	72	—	—
Other purchase obligations (3)(4)	1,626	1,626	—	—	—	—
Operating lease commitments	4,933	1,711	970	472	1,780	—
Reserve for uncertain tax positions (2)	5,759	—	—	—	—	5,759
Total contractual cash obligations	$43,406	$34,188	$1,135	$544	$1,780	$5,759
 ___________________________
(1)From time to time in the normal course of business we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements.
(2)Liabilities for uncertain tax positions of $5.8 million were included in long-term liabilities in the consolidated balance sheets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.
(3)Contractual obligation related to software as a service and software maintenance support.
(4)These items are not recorded on our consolidated balance sheets.
Commercial Commitments
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit and other arrangements with financial institutions and insurers primarily relating to the guarantee of future performance on certain tenders and contracts to provide products and services to customers. As of July 3, 2020, we had commercial commitments on outstanding surety bonds and standby letters of credit as follows:

	Expiration of Commitments by Fiscal Year
(In thousands)	Total	2021	2022	2023	After 2023
Standby letters of credit used for:
Bids	$35	$35	$—	$—	$—
Payment guarantees	781	781	—	—	—
Performance	686	555	131	—	—
	1,502	1,371	131	—	—
Surety bonds used for:
Performance	53,389	51,907	1,482	—	—
Payment guarantees	98	—	—	—	98
Tax bonds	2,247	8	2,239	—	—
	55,734	51,915	3,721	—	98
Total commercial commitments	$57,236	$53,286	$3,852	$—	$98

Historically, we have not paid out any significant amount of our performance guarantees. As such, the outstanding commercial commitments have not been recorded in our consolidated balance sheets.

Off-Balance Sheet Arrangements
In accordance with the definition under SEC rules (Item 303(a)(4)(ii) of Regulation S-K), any of the following qualify as off-balance sheet arrangements:
•any obligation under certain guarantee contracts;
•a retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
•any obligation, including a contingent obligation, under certain derivative instruments; and
•any obligation, including a contingent obligation, arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.
Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of July 3, 2020, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.
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
As of July 3, 2020, we had three foreign currency forward contracts outstanding as follows:

Currency	Notional Contract Amount (Local Currency)	Notional Contract Amount (USD)
	(In thousands)
New Zealand dollar	1,000	$643
British pound	600	742
Singapore dollar	300	216
Total of all currency forward contracts		$1,601

Net foreign exchange gain (loss) recorded in our consolidated statements of operations during fiscal 2020, 2019 and 2018 was as follows:

	Fiscal Year
(In thousands)	2020	2019	2018
Amount included in costs of revenues	$419	$(664)	$402
Amount included in other (expense) income, net	—	—	(188)
Total foreign exchange gain (loss), net	$419	$(664)	$214

A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of July 3, 2020 would have an impact of approximately $0.2 million on the fair value of such instruments.
Certain of our international business are transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars is included as a component of stockholders’ equity. As of July 3, 2020 and June 28, 2019, the cumulative translation adjustment decreased our stockholders’ equity by $15.2 million and $12.7 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, short-term investments and borrowings under our credit facility.
Exposure on Cash Equivalents and Short-term Investments
We had $41.6 million in total cash and cash equivalents and short-term investments as of July 3, 2020. Cash equivalents and short-term investments totaled $21.4 million as of July 3, 2020 and were comprised of money market funds and certificates of deposit. Cash equivalents and short-term investments have been recorded at fair value on our balance sheets.
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
The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents and short-term investments earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The investments held as of July 3, 2020, had weighted-average days to maturity of 40 days, and an average yield of 5.72% per annum. A 10% change in interest rates on our cash equivalents and short-term investments is not expected to have a material impact on our financial position, results of operations or cash flows.
Exposure on Borrowings
During fiscal 2020, we had $9.0 million of demand borrowings outstanding under our credit facility that incurred interest at the prime rate plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. During fiscal 2020, our weighted average interest rate was 3.97% and we recorded total interest expense of less than $0.1 million on these borrowings.
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

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
•revenue recognition and valuation of accounts receivable;
•inventory valuation and provision for excess and obsolete inventory losses;
•impairment of long-lived assets; and
•income taxes valuation.
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
Contracts and customers purchase orders are used to determine the existence of an arrangement.
Revenue from product sales, recognized at a point-in-time, is generated predominately from the sales of products manufactured by third-party manufacturers to whom we have outsourced our manufacturing processes. Printed circuit assemblies, mechanical housings, and packaged modules are manufactured by contract manufacturing partners, with periodic business reviews of material levels and obsolescence. Product assembly, product testing, complete system integration, and system testing may either be performed within our own facilities or at the locations of our third-party manufacturers.
Revenue from services includes certain network planning and design, engineering, installation and commissioning, extended warranty, customer support, consulting, training, and education. Maintenance and support services are generally offered to our customers and recognized over a specified period of time and from sales and subsequent renewals of maintenance and support contracts. The network planning and design, engineering and installation related services noted are recognized based on an over-time recognition model using the cost-input method.
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
Variable consideration estimates are re-assessed at each reporting period until a final outcome is determined. The changes to the original transaction price due to a change in estimated variable consideration will be applied on a retrospective basis, with the adjustment recorded in the period in which the change occurs. Changes to variable consideration will be tracked and material changes disclosed.
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
We elected the practical expedient to expense sales commissions as incurred when the amortization period of the related asset is one year or less. These costs are recorded as sales and marketing expense and included in our consolidated balance sheet as accrued expenses until paid. Our amortization expense was not material for the fiscal year ended July 3, 2020.

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
Realization of deferred tax assets is dependent upon future earnings in applicable tax jurisdictions. Prior to fiscal 2019, due to our U.S. operating losses in previous years and continuing U.S. earnings volatility which did not allow sustainable profitability, we had established and maintained a full valuation allowance for our U.S. deferred tax assets. While there had been a trend of positive evidence that had been strengthening in prior to fiscal 2019, it was not sufficiently persuasive to outweigh the negative evidence in future periods. During the third quarter of fiscal 2019, we generated our third consecutive profitable year from a U.S. pre-tax book income perspective. Accordingly, we determined that it was more likely than not that we would realize a portion of our U.S. deferred tax assets, primarily relating to certain net operating loss carryforwards and current temporary differences. The positive evidence as of March 29, 2019, which outweighed the negative evidence to release a portion of the valuation allowance, included our fiscal 2019 and three-year cumulative U.S. profitability driven by continued demand for our products in North America that have historically resulted in higher margins than international sales, reductions in operating expenses resulting from our previous restructurings, and our forecasted U.S. operating profits in future periods. The negative evidence primarily relates to certain net operating loss carryforwards and credits that are expected to expire prior to utilization. We believed that our positive evidence was strong and continues to be strong in fiscal 2020. The improved financial performance as it relates to U.S. profitability in recent years is an objectively verifiable piece of positive evidence and is the result of a number of factors which have been present to a greater or lesser extent in prior years but had only gathered sufficient weight to deliver objectively verifiable, consistent U.S. pre-tax book profits in fiscal 2019. In performing our analysis, we used the most updated plans and estimates that we currently use to manage the underlying business and calculated the utilization of our deferred tax assets. Accordingly, during fiscal 2019, we released $7.5 million of U.S. valuation allowance as a discrete item on certain deferred tax assets. The remaining valuation allowance relates to deferred tax assets, for which we believe it is not more likely than not to be realized in future periods. We performed this analysis in fiscal 2020, which resulted in no additional U.S. valuation allowance release.
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
Austin, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Aviat Networks, Inc. (the “Company”) as of July 3, 2020 and June 28, 2019, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three fiscal years in the period ended July 3, 2020, the related notes and the financial statement schedule - Valuation and Qualifying Accounts (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 3, 2020 and June 28, 2019, and the results of its operations and its cash flows for each of the three fiscal years in the period ended July 3, 2020, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 1 and Note 4 to the consolidated financial statements, the Company has changed its accounting method for accounting for leases in fiscal year 2020 due to the adoption of Topic 842: Leases, using a modified retrospective approach, and as discussed in Note 1 to the consolidated financial statements, the Company changed its method for recognizing revenue in fiscal year 2019 due to the adoption of Topic 606: Revenue from Contracts with Customers.
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

San Jose, California
August 27, 2020

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share amounts)	July 3, 2020	June 28, 2019	June 29, 2018
Revenues:
Revenue from product sales	$153,793	$156,724	$151,685
Revenue from services	84,849	87,134	90,821
Total revenues	238,642	243,858	242,506
Cost of revenues:
Cost of product sales	95,321	103,517	100,112
Cost of services	58,625	61,071	61,891
Total cost of revenues	153,946	164,588	162,003
Gross margin	84,696	79,270	80,503
Operating expenses:
Research and development expenses	19,284	21,111	19,750
Selling and administrative expenses	57,985	56,055	58,157
Restructuring charges	4,049	736	1,279
Total operating expenses	81,318	77,902	79,186
Operating income	3,378	1,368	1,317
Interest income	385	267	198
Interest expense	(54)	(102)	(29)
Other income (expense), net	—	17	(220)
Income before income taxes	3,709	1,550	1,266
Provision for (benefit from) income taxes	3,452	(8,188)	(1,036)
Net income	257	9,738	2,302
Less: Net income attributable to noncontrolling interest, net of tax	—	—	457
Net income attributable to Aviat Networks	$257	$9,738	$1,845

Net income per share:
Basic	$0.05	$1.81	$0.35
Diluted	$0.05	$1.73	$0.33
Weighted average shares outstanding:
Basic	5,391	5,377	5,336
Diluted	5,468	5,618	5,647
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Fiscal Year Ended
(In thousands)	July 3, 2020	June 28, 2019	June 29, 2018
Net income	$257	$9,738	$2,302
Other comprehensive loss:
Net change in cumulative translation adjustments	(2,233)	(131)	(820)
Other comprehensive loss	(2,233)	(131)	(820)
Comprehensive (loss) income	(1,976)	9,607	1,482
Less: Comprehensive income attributable to noncontrolling interests, net of tax	—	—	457
Comprehensive (loss) income attributable to Aviat Networks	$(1,976)	$9,607	$1,025
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)	July 3, 2020	June 28, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$41,618	$31,946
Accounts receivable, net	44,661	51,937
Unbilled receivables	28,085	27,780
Inventories	13,997	8,573
Customer service inventories	1,234	936
Other current assets	10,355	4,825
Total current assets	139,950	125,997
Property, plant and equipment, net	16,911	17,255
Deferred income taxes	12,799	13,864
Right of use assets	3,474	—
Other assets	6,667	12,077
TOTAL ASSETS	$179,801	$169,193
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$9,000	$9,000
Accounts payable	31,995	35,605
Accrued expenses	26,920	22,555
Short-term lease liabilities	1,445	—
Advance payments and unearned revenue	21,872	13,962
Restructuring liabilities	2,738	1,089
Total current liabilities	93,970	82,211
Unearned revenue	8,142	9,662
Long-term lease liabilities	2,303	—
Other long-term liabilities	401	820
Reserve for uncertain tax positions	5,759	3,606
Deferred income taxes	545	1,378
Total liabilities	111,120	97,677
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 5,400,487 and 5,359,695 shares issued and outstanding as of July 3, 2020 and June 28, 2019, respectively	54	54
Additional paid-in-capital	814,337	815,196
Accumulated deficit	(730,741)	(730,998)
Accumulated other comprehensive loss	(14,969)	(12,736)
Total equity	68,681	71,516
TOTAL LIABILITIES AND EQUITY	$179,801	$169,193
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(In thousands)	July 3, 2020	June 28, 2019	June 29, 2018
Operating Activities
Net income	$257	$9,738	$2,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	4,387	4,468	5,199
Provision for (recovery from) uncollectible receivables	23	(359)	(17)
Share-based compensation	1,686	1,723	2,357
Deferred tax assets, net	(172)	(8,760)	(3,155)
Charges for inventory and customer service inventory write-downs	945	553	364
Loss on disposition of property, plant and equipment, net	56	4	75
Noncash lease expense	4,416	—	—
Changes in operating assets and liabilities:
Accounts receivable	7,043	(6,395)	2,828
Unbilled receivables	(304)	(4,976)	(2,067)
Inventories	(5,651)	1,228	615
Customer service inventories	(1,023)	(357)	(445)
Accounts payable	(3,122)	5,074	(2,225)
Accrued expenses	4,285	(2,585)	2,772
Advance payments and unearned revenue	6,304	4,170	(995)
Income taxes payable or receivable	1,978	338	1,253
Other assets and liabilities	(3,615)	(920)	(652)
Net cash provided by operating activities	17,493	2,944	8,209
Investing Activities
Payments for acquisition of property, plant and equipment	(4,608)	(5,246)	(6,563)
Maturities of short-term investments	—	—	264
Net cash used in investing activities	(4,608)	(5,246)	(6,299)
Financing Activities
Proceeds from borrowings	41,911	36,000	36,000
Repayments of borrowings	(41,911)	(36,000)	(36,000)
Payments for repurchase of common stock	(1,772)	(2,316)	(8)
Payments for taxes related to net settlement of equity awards	(802)	(671)	—
Proceeds from issuance of common stock under employee stock plans and exercises of stock options	29	35	20
Net cash (used in) provided by financing activities	(2,545)	(2,952)	12
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(669)	(309)	(727)
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,671	(5,563)	1,195
Cash, cash equivalents, and restricted cash, beginning of year	32,201	37,764	36,569
Cash, cash equivalents, and restricted cash, end of year	$41,872	$32,201	$37,764

	Fiscal Year Ended
(In thousands)	July 3, 2020	June 28, 2019	June 29, 2018
Non-cash investing activities:
Unpaid property, plant and equipment	$277	$578	$805
Noncontrolling interests buyout	$—	$—	$603
Supplemental disclosures of cash flow information:
Cash paid for interest	$60	$70	$29
Cash paid for income taxes, net	$1,057	$687	$1,282
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Aviat Networks Stockholders’ Equity	Noncontrolling Interests	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of June 30, 2017	5,317,766	$53	$813,733	$(748,204)	$(11,785)	$53,797	$543	$54,340
Net income	—	—	—	1,845	—	1,845	457	2,302
Other comprehensive loss, net of tax	—	—	—	—	(820)	(820)	—	(820)
Issuance of common stock under employee stock plans	33,889	1	19	—	—	20	—	20
Stock repurchase	(500)	—	(8)	—	—	(8)	—	(8)
Share-based compensation	—	—	2,357	—	—	2,357	—	2,357
Noncontrolling interests buyout	—	—	325	—	—	325	(1,000)	(675)
Balance as of June 29, 2018	5,351,155	54	816,426	(746,359)	(12,605)	57,516	—	57,516
Cumulative-effect adjustment for ASC Topic 606	—	—	—	5,623	—	5,623	—	5,623
Net income	—	—	—	9,738	—	9,738	—	9,738
Other comprehensive loss, net of tax	—	—	—	—	(131)	(131)	—	(131)
Issuance of common stock under employee stock plans	172,703	2	33	—	—	35	—	35
Shares withheld for taxes related to vesting of equity awards	(7,894)	(1)	(671)	—	—	(672)	—	(672)
Stock repurchase	(156,269)	(1)	(2,315)	—	—	(2,316)	—	(2,316)
Share-based compensation	—	—	1,723	—	—	1,723	—	1,723
Balance as of June 28, 2019	5,359,695	54	815,196	(730,998)	(12,736)	71,516	—	71,516
Net income	—	—	—	257	—	257	—	257
Other comprehensive loss, net of tax	—	—	—	—	(2,233)	(2,233)	—	(2,233)
Issuance of common stock under employee stock plans	224,224	2	15	—	—	17	—	17
Shares withheld for taxes related to vesting of equity awards	(56,241)	(1)	(801)	—	—	(802)	—	(802)
Stock repurchase	(128,023)	(1)	(1,771)	—	—	(1,772)	—	(1,772)
Share-based compensation	—	—	1,686	—	—	1,686	—	1,686
Exercise of options	832	—	12	—	—	12	—	12
Balance as of July 3, 2020	5,400,487	$54	$814,337	$(730,741)	$(14,969)	$68,681	$—	$68,681
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
Our fiscal year ends on the Friday nearest June 30. This was July 3 for fiscal 2020, June 28 for fiscal 2019 and June 29 for fiscal 2018. Fiscal 2020 presented included 53 weeks while fiscal 2019 and fiscal 2018 presented each included 52 weeks. In these notes to consolidated financial statements, we refer to our fiscal years as “fiscal 2020”, “fiscal 2019” and “fiscal 2018.”
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
As of July 3, 2020 and June 28, 2019, all of our high-quality marketable debt securities were invested in prime money market funds.

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
During fiscal 2020, there were no customers that accounted for more than 10% of our total revenue. During fiscal 2019 and 2018, Mobile Telephone Networks Group (“MTN Group”) in Africa accounted for 11% and 13%, respectively, of our total revenue. As of July 3, 2020 and June 28, 2019, MTN Group accounted for approximately 21% and 13%, respectively, of our accounts receivable.
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
Inventories
Inventories are valued at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Cost is determined using standard cost, which approximates actual cost on a weighted-average first-in-

first-out basis. We regularly review inventory quantities on hand and record adjustments to reduce the cost of inventory for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. Inventory adjustments are measured as the difference between the cost of the inventory and net realizable value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
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
We determine if an arrangement contains a lease at inception. These operating leases are included in Right of use assets (ROU assets) on our July 3, 2020 consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligation to make lease payments are included in "Short-term lease liabilities" and "Long-term lease liabilities" on our July 3, 2020 consolidated balance sheets. We did not enter into any finance leases during fiscal 2020.
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
Gains and losses resulting from foreign exchange transactions and revaluation of monetary assets and liabilities in non-functional currencies are included in either cost of product sales and services or other (expense) income, net in the accompanying consolidated statements of operations, based on the nature of the transactions. Net foreign exchange gain (loss) recorded in our consolidated statements of operations during fiscal 2020, 2019 and 2018 was as follows:

	Fiscal Year
(In thousands)	2020	2019	2018
Amount included in costs of revenues	$419	$(664)	$402
Amount included in other (expense) income, net	—	—	(188)
Total foreign exchange gain (loss), net	$419	$(664)	$214

Retirement Benefits
As of July 3, 2020, we provided retirement benefits to substantially all employees primarily through our defined contribution retirement plans. These plans have matching and savings elements. Contributions by us to these retirement plans are based on profits and employees’ savings with no other funding requirements. Contributions to retirement plans are expensed as incurred. Retirement plan expense amounted to $1.7 million, $2.0 million and $1.9 million in fiscal 2020, 2019 and 2018, respectively.
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
Revenue from product sales, recognized at a point-in-time, is generated predominately from the sales of products manufactured by third-party manufacturers to whom we have outsourced our manufacturing processes. Printed circuit assemblies, mechanical housings, and packaged modules are manufactured by contract manufacturing partners, with periodic business reviews of material levels and obsolescence. Product assembly, product testing, complete system integration, and system testing may either be performed within our own facilities or at the locations of our third-party manufacturers.
Revenue from services includes certain network planning and design, engineering, installation and commissioning, extended warranty, customer support, consulting, training, and education. Maintenance and support services are generally offered to our customers and recognized over a specified period of time and from sales and subsequent renewals of maintenance and support contracts. The network planning and design, engineering and installation related services noted are recognized based on an over-time recognition model using the cost-input method.
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
Advertising Costs
We expense all advertising costs as incurred. Advertising costs were immaterial during fiscal 2020, 2019 and 2018.
Presentation of Transactional Taxes Collected from Customers and Remitted to Government Authorities
We present transactional taxes such as sales and use tax collected from customers and remitted to governmental authorities on a net basis.
Research and Development Costs
Our research and development costs, which include costs in connection with new product development, improvement of existing products, process improvement, and product use technologies, are generally charged to operations in the period in which they are incurred. For certain of our software projects under development, we capitalize the development costs during the period between determining technological feasibility of the product and commercial release. We amortize the capitalized development cost upon commercial release, generally over three years. To date, the amount of development costs capitalized have not been material.

Share-Based Compensation
We estimate the grant date fair value of our share-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. To estimate the fair value of our stock option awards, we use the Black-Scholes option pricing model. The determination of the fair value of stock option awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Due to the inherent limitations of option valuation models, including consideration of future events that are unpredictable and the estimation process utilized in determining the valuation of the share-based awards, the ultimate value realized by our employees may vary significantly from the amounts expensed in our financial statements. For restricted stock awards and units and performance share awards and units, we measure the grant date fair value based upon the market price of our common stock on the date of the grant. The fair value of each market-based stock unit with market conditions was estimated using the Monte-Carlo simulation model. We elected to account for forfeitures as they occur.
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
Accounting Standards Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASC 842, which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). For lessees, leases will continue to be classified as either operating or financing in the income statement. We adopted ASC 842, effective June 29, 2019, using the modified retrospective transition method with the cumulative effect recognized as an adjustment to the opening balance of our accumulated deficit. Prior-period financial statements were not retrospectively restated. We elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification, assessment of whether a contract was or contains a lease, and initial direct costs for leases that existed prior to June 28, 2019. We also elected not to recognize right-of-use (“ROU”) assets and lease liabilities for leases with an initial term of 12 months or less. We elected not to apply the hindsight practical expedient when determining lease term and assessing impairment of ROU assets. See Note 4, “Leases” to the Notes to our consolidated financial statements for more information.
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation: Improvement to Nonemployees Share-Based Payment Accounting (ASU 2018-07), which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. This ASU is effective for fiscal years beginning after December 15, 2018. We adopted this update during the first quarter of fiscal 2020. The adoption had no material impact on our consolidated financial statements.
Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This guidance provides optional guidance related to reference rate reform, which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for our borrowing instruments, which use LIBOR as a reference rate, and was effective March 12, 2020 through December 31, 2022. We are currently evaluating the potential impact of ASU 2020-04 will have on our consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). This guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles and also simplifies areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws and rate changes. ASU 2019-12 will be effective for us in our first quarter of fiscal 2022. We are currently evaluating the potential impact that adopting ASU 2019-12 will have on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 will be effective for us in our first quarter of fiscal 2021, with early adoption permitted. The standard can be adopted either using the prospective or retrospective transition approach. We are evaluating the potential impact adopting ASU 2018-15 will have on our consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 will be effective for us in our first quarter of fiscal 2024, and earlier adoption is permitted. We are evaluating the impact adopting Topic 326 will have on our consolidated financial statements.

Note 2. Net Income per Share of Common Stock
Net income per share is computed using the two-class method, by dividing net income attributable to us by the weighted average number of shares of our outstanding common stock and participating securities outstanding. Our restricted shares contain rights to receive non-forfeitable dividends and therefore are considered to be participating securities and included in the calculations of net income per basic and diluted common share. Undistributed losses are not allocated to unvested restricted shares because the unvested restricted shares are not contractually obligated to share our losses. The impact on earnings per share of the participating securities under the two-class method was immaterial.

The following table presents the computation of basic and diluted net income per share attributable to our common stockholders:

	Fiscal Year
(In thousands, except per share amounts)	2020	2019	2018
Numerator:
Net income attributable to Aviat Networks	$257	$9,738	$1,845

Denominator:
Weighted average shares outstanding, basic	5,391	5,377	5,336
Effect of potentially dilutive equivalent shares	77	241	311
Weighted average shares outstanding, diluted	5,468	5,618	5,647

Net income per share attributable to Aviat Networks:
Basic	$0.05	$1.81	$0.35
Diluted	$0.05	$1.73	$0.33

The following table summarizes the weighted-average equity awards that were excluded from the diluted net income per share calculations since they were antidilutive:

	Fiscal Year
(In thousands)	2020	2019	2018
Stock options	356	390	270
Restricted stock units and performance stock units	2	32	—
Total shares of common stock excluded	358	422	270

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
Revenue from product sales, recognized at a point-in-time, is generated predominately from the sales of products manufactured by third-party manufacturers to whom we have outsourced our manufacturing processes. Printed circuit assemblies, mechanical housings, and packaged modules are manufactured by contract manufacturing partners, with periodic business reviews of material levels and obsolescence. Product assembly, product testing, complete system integration, and system testing may either be performed within our own facilities or at the locations of our third-party manufacturers.
Revenue from services includes certain network planning and design, engineering, installation and commissioning, extended warranty, customer support, consulting, training, and education. Maintenance and support services are generally offered to our customers and recognized over a specified period of time and from sales and subsequent renewals of maintenance and support contracts. The network planning and design, engineering and installation related services noted are recognized based on an over-time recognition model using the cost-input method.
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
Variable consideration estimates are re-assessed at each reporting period until a final outcome is determined. The changes to the original transaction price due to a change in estimated variable consideration are applied on a retrospective basis, with the adjustment recorded in the period in which the change occurs. Changes to variable consideration are tracked and material changes disclosed.
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
Costs to Obtain a Contract
We have assessed the treatment of costs to obtain or fulfill a contract with a customer. Under ASC 606, we capitalize sales commissions related to multi-year service contracts, and amortize the asset over the period of benefit, which is the estimated service period. Sales commissions paid on contract renewals, including service contract renewals, is commensurate with the sales commissions paid on the initial contracts. The capitalized sales commissions are included in Other Current Assets and Other Assets on the consolidated balance sheets.
We elected the practical expedient to expense sales commissions as incurred when the amortization period of the related asset is one year or less. These costs are recorded as sales and marketing expense and included in our consolidated balance sheet as accrued expenses until paid. Our amortization expense was not material for the fiscal years ended July 3, 2020 and June 28, 2019.
Contract Balances, Performance Obligations, and Backlog
The following table provides information about receivables and liabilities from contracts with customers (in thousands):

	July 3, 2020	June 28, 2019
Contract Assets
Accounts receivable, net	$44,661	$51,937
Unbilled receivables	$28,085	$27,780
Capitalized commissions	$1,157	$955
Contract Liabilities
Advance payments and unearned revenue	$21,872	$13,962
Unearned revenue, long-term	$8,142	$9,662

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
As of July 3, 2020, we had $30.0 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 70% is expected to be recognized as revenue in fiscal 2021 and the remainder thereafter. During fiscal 2020, we recognized approximately $14.0 million which was included in advance payments and unearned revenue at June 28, 2019.
Remaining Performance Obligations
The aggregate amount of transaction price allocated to the unsatisfied performance obligations (or partially unsatisfied) was approximately $83.4 million at July 3, 2020. Of this amount, we expect to recognize approximately 60% as revenue during fiscal 2021, with the remaining amount to be recognized as revenue within two to five years.

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
The details of the significant changes and quantitative impact of our adoption of ASC 606 are set out below:
•Bill-and-Hold Sales: ASC 606 requires consideration of the indicators of when control has been transferred and sets forth additional criteria to be met in a bill-and-hold arrangement potentially resulting in revenue being recognized earlier than under ASC 605. Upon adoption of ASC 606, we recorded a cumulative effect adjustment to June 30, 2018 opening accumulated deficit consisting of bill-and-hold backlog of $10.5 million that will not be recognized as revenue under ASC 606, less related cost of product sales and income taxes, resulting in a net decrease to accumulated deficit of $1.7 million.
•Professional Services Revenue: We historically recognized certain professional services revenue upon completion under ASC 605 which changed to over time revenue recognition under ASC 606. We use the input method based on costs incurred, where revenue is calculated based on the percentage of total costs incurred in relation to total estimated costs at completion of the contract. The input method is reasonable because the costs incurred best reflect our efforts toward satisfying the performance obligation over time. The use of the input method requires us to make reasonably dependable estimates. Upon adoption of ASC 606, we recorded a cumulative effect adjustment to June 30, 2018 opening accumulated deficit of $4.7 million that will not be recognized as revenue under ASC 606, less related cost of services and income taxes, resulting in a net decrease to accumulated deficit of $1.6 million.
•Transfer of Control: Certain of our contracts include penalties, acceptance provisions, or other price variability that precluded revenue recognition under ASC 605 because of the requirement for amounts to be fixed or determinable. ASC 606 requires us to estimate and account for variable consideration as a reduction of the transaction price. Upon adoption of ASC 606, we recorded a cumulative effect adjustment to June 30, 2018 opening accumulated deficit of $0.6 million that will not be recognized as revenue under ASC 606, less related cost of revenues and income taxes, resulting in a net decrease to accumulated deficit of $0.4 million.
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

See Note 10, “Segment and Geographic Information” to the Notes to Consolidated Financial Statements for discussion on the impact of additional information, including disaggregated revenue disclosures.

(In thousands)	Balances as of June 29, 2018	Adjustments due to ASC 606	As Adjusted as of June 30, 2018
Balance Sheet
Assets
Accounts receivable, net	$43,068	$2,503	$45,571
Unbilled receivables	$14,167	$8,627	$22,794
Inventories	$21,290	$(11,516)	$9,774
Other current assets	$6,006	$476	$6,482
Deferred income taxes	$5,600	$(545)	$5,055
Other assets	$9,816	$180	$9,996

Liabilities
Advance payments and unearned revenue	$19,300	$(6,600)	$12,700
Unearned revenue - long term	$6,593	$702	$7,295

Equity
Accumulated deficit	$(746,359)	$5,623	$(740,736)

The effects of the adoption of the new revenue recognition guidance on our June 28, 2019 consolidated balance sheet were as follows:

	Adoption of ASC 606
(In thousands)	As Reported	Adjustments due to ASC 606	Balances without Adoption of ASC 606
Balance Sheet
Assets
Accounts receivable, net	$51,937	$(6,079)	$45,858
Unbilled receivables	$27,780	$(16,567)	$11,213
Inventories	$8,573	$19,289	$27,862
Other current assets	$4,825	$(587)	$4,238
Deferred income taxes	$13,864	$(2,274)	$11,590
Other assets	$12,077	$(368)	$11,709

Liabilities
Accrued expenses	$22,555	$(45)	$22,510
Advance payments and unearned revenue	$13,962	$8,414	$22,376
Unearned revenue - long term	$9,662	$(2,022)	$7,640
Reserve for uncertain tax positions	$3,606	$(55)	$3,551

Equity
Accumulated deficit	$(730,998)	$(12,877)	$(743,875)

Note 4. Leases
On June 29, 2019, the first day of our fiscal 2020, we adopted ASC 842 using the modified retrospective transition method as of the effective date, which requires a cumulative-effect adjustment, if any, to the opening balance of accumulated deficit to be recognized on the date of adoption with prior periods not restated.
We lease facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 20 years and contain leasehold improvement incentives, rent holidays and escalation clauses. In addition, some of these leases have renewal options for up to 3 years. We lease approximately 18,000 square feet of office space in Austin, Texas as our corporate headquarters with an original term of 36 months.
We determine if an arrangement contains a lease at inception. These operating leases are included in "Right of use assets" (ROU assets) on our July 3, 2020 consolidated balance sheet and represent our right to use the underlying asset for the lease term. Our obligation to make lease payments are included in "Short-term lease liabilities" and "Long-term lease liabilities" on our July 3, 2020 consolidated balance sheet. We did not enter into any finance leases during fiscal 2020.
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

Adoption of ASC 842
Upon our adoption of ASC 842, we recorded total ROU assets of $7.9 million, with corresponding liabilities of $8.3 million, on our consolidated balance sheet. The ROU assets include adjustments for prepayments and accrued lease payments. The adoption did not impact our prior year consolidated statements of operations and statements of cash flows. As of July 3, 2020, total ROU assets were approximately $3.5 million, and short-term lease liabilities and long-term lease liabilities were approximately $1.4 million and $2.3 million, respectively. Cash paid for lease liabilities was $5.3 million for fiscal 2020. During fiscal 2020, we obtained $0.3 million, of right-of-use assets in exchange for new operating lease obligations.
The following summarizes our lease costs, lease term and discount rate for fiscal 2020 (in thousands, except for weighted average):

Fiscal 2020
Operating lease costs	$5,241
Short-term lease costs	1,541
Variable lease costs	351
Total lease costs	$7,133

Weighted average remaining lease term	6.8

Weighted average discount rate	6.8%
Rental expense for operating leases, including rentals on a month-to-month basis was $3.7 million for each of fiscal 2020, 2019 and 2018.
As of July 3, 2020, our future minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year were as follows (in thousands):

Fiscal years	Amount
2021	$1,651
2022	617
2023	353
2024	233
2025	239
Thereafter	1,780
Total lease payments	4,873
Less: interest	(1,125)
Present value of lease liabilities	$3,748

Prior to our adoption of the new lease accounting standard, as of June 28, 2019, our future minimum lease payments under all non-cancelable operating leases were as follows (in thousands):

Fiscal years	Amount
2020	$2,052
2021	1,268
2022	456
2023	243
2024	249
Thereafter	2,090
Total	$6,358

Note 5. Balance Sheet Components
Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that reconciles to the corresponding amount in the Consolidated Statements of Cash Flows:

(In thousands)	July 3, 2020	June 28, 2019
Cash and cash equivalents	$41,618	$31,946
Restricted cash included in Other assets	254	255
Total cash, cash equivalents, and restricted cash in the Statements of Cash Flows	$41,872	$32,201

Accounts Receivable, net
Our net accounts receivable are summarized below:

(In thousands)	July 3, 2020	June 28, 2019
Accounts receivable	$46,502	$53,539
Less: Allowances for collection losses	(1,841)	(1,602)
Total accounts receivable, net	$44,661	$51,937

Inventories
Our inventories are summarized below:

(In thousands)	July 3, 2020	June 28, 2019
Finished products	$9,055	$4,894
Raw materials and supplies	4,942	3,679
Total inventories	$13,997	$8,573
Consigned inventories included within raw materials	$1,931	$1,649

During fiscal 2020, 2019 and 2018, we recorded charges to adjust our inventory and customer service inventory due to excess and obsolete inventory resulting from lower sales forecasts, product transitioning or discontinuance. Such charges incurred during fiscal 2020, 2019 and 2018 were classified in cost of product sales as follows:

	Fiscal Year
(In thousands)	2020	2019	2018
Excess and obsolete inventory charges (recovery)	$233	$(352)	$(443)
Customer service inventory write-downs	712	905	807
Total charges	$945	$553	$364

Property, Plant and Equipment, net
Our property, plant and equipment, net is summarized below:

(In thousands)	July 3, 2020	June 28, 2019
Land	$710	$710
Buildings and leasehold improvements	11,737	11,668
Software	17,887	17,556
Machinery and equipment	52,293	49,733
	82,627	79,667
Less accumulated depreciation and amortization	(65,716)	(62,412)
Total Property, Plant and Equipment, net	$16,911	$17,255

Included in the total plant, property and equipment above were $3.5 million and $2.8 million of assets in progress which have not been placed in service as of July 3, 2020 and June 28, 2019, respectively. Depreciation and amortization expense related to property, plant and equipment, including amortization of internal use software and capital lease equipment, was $4.4 million, $4.5 million and $5.2 million in fiscal 2020, 2019 and 2018, respectively.
Accrued Expenses
Our accrued expenses are summarized below:

(In thousands)	July 3, 2020	June 28, 2019
Accrued compensation and benefits	$11,814	$7,583
Accrued agent commissions	2,356	2,035
Accrued warranties	3,196	3,323
Other	9,554	9,614
	$26,920	$22,555

We accrue for the estimated cost to repair or replace products under warranty. Changes in our warranty liability, which is included as a component of accrued expenses in the consolidated balance sheets, were as follows:

	Fiscal Year
(In thousands)	2020	2019	2018
Balance as of the beginning of the fiscal year	$3,323	$3,196	$3,056
Warranty provision recorded during the period	1,564	1,974	2,529
Consumption during the period	(1,691)	(1,847)	(2,389)
Balance as of the end of the period	$3,196	$3,323	$3,196

Advance payments and Unearned Income

Our advance payments and unearned income are summarized below:

(In thousands)	July 3, 2020	June 28, 2019
Advance payments	$2,529	$1,534
Unearned income	19,343	12,428
	$21,872	$13,962

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
•Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities;
•Level 2 — Observable market-based inputs or observable inputs that are corroborated by market data; and
•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The carrying amounts, estimated fair values and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of July 3, 2020 and June 28, 2019 were as follows:

	July 3, 2020		June 28, 2019
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Cash and cash equivalents:
Money market funds	$18,189	$18,189	$15,121	$15,121	Level 1
Bank certificates of deposit	$3,250	$3,250	$1,989	$1,989	Level 2
Liabilities:
Other accrued expenses:
Foreign exchange forward contracts	$14	$14	$7	$7	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items mainly are money market funds purchased from two major financial institutions. As of July 3, 2020, these money market funds were valued at $1.00 net asset value per share by these financial institutions.
We classify items in Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources are available with reasonable levels of price transparency. Our bank certificates of deposit and foreign exchange forward contracts are classified within Level 2. Foreign currency forward contracts are measured at fair value using observable foreign currency exchange rates. The assets and liabilities related to our foreign currency forward contracts were not material as of July 3, 2020 and June 28, 2019. We did not have any recurring assets or liabilities that were valued using significant unobservable inputs.
Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During fiscal 2020, 2019 and 2018, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.

Note 7. Credit Facility and Debt
On May 4, 2020, we entered into Amendment No. 3 to Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Credit Facility”) which extended the expiration date to June 28, 2021. The SVB Credit Facility provides for a $23.8 million accounts receivable formula based revolving credit facility that can be borrowed by our U.S. company, with a $25.0 million sublimit that can be borrowed by our U.S. and Singapore entities. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of the borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the accounts receivable formula based revolving credit facility can also be utilized to issue letters of credit with a $12.0 million sub limit. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of July 3, 2020, available credit under the SVB Credit Facility was $13.3 million reflecting the calculated borrowing base of $23.8 million less existing borrowings of $9.0 million and outstanding letters of credit of $1.5 million.
The SVB Credit Facility carries an interest rate, at our option, computed (i) at the prime rate reported in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio; or (ii) if we satisfy a minimum adjusted quick ratio, a LIBOR rate determined in accordance with the SVB Credit Facility, plus a spread of 2.75%. Any outstanding Singapore subsidiary borrowed loans shall bear interest at an additional 2.00% above the applicable prime or LIBOR rate. During fiscal 2020, the weighted average interest rate on our outstanding loan was 3.97%. As of July 3, 2020 and June 28, 2019, our outstanding debt balance under the SVB Credit Facility was $9.0 million, and the interest rate was 3.75% and 6.00%, respectively.
The SVB Credit Facility contains monthly and quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with Silicon Valley Bank may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 5.00% above the applicable interest rate. As of July 3, 2020, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility. The $9.0 million borrowing was classified as a current liability as of July 3, 2020 and June 28, 2019. We repaid the $9.0 million outstanding as of July 3, 2020 in July 2020.
Due to the current economic uncertainty stemming from the impact of the COVID-19 pandemic, on April 21, 2020, we entered into a Paycheck Protection Program Note (the “Note”) with Silicon Valley Bank as the lender (“Lender”) in an aggregate principal amount of $5.9 million pursuant to the Paycheck Protection Program under the CARES Act (the “PPP Loan”). On April 22, 2020, we received proceeds of $5.9 million from the PPP Loan. At the time when we applied for the PPP Loan, we had qualified to receive the funds pursuant to the then published qualification requirements. On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance regarding qualification requirements for public companies. Based on our assessment of the new guidance, on May 5, 2020, we repaid the principal and interest on the PPP Loan.
We also obtained an uncommitted short-term line of credit of $0.3 million from a bank in New Zealand to support the operations of our subsidiary located there in fiscal 2015. This line of credit provides for $0.2 million in short-term advances at various interest rates, all of which was available as of July 3, 2020. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of July 3, 2020. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.

Note 8. Restructuring Activities
The following table summarizes our restructuring related activities during fiscal year 2020, 2019 and 2018:

(In thousands)	Severance and Benefits					Facilities and Other
	Q4 2020 Plan	Q3 2020 Plan	Fiscal 2020 Plan	Fiscal 2018-2019 Plan	Prior Years' Plans	Fiscal 2015-2016 Plan	Prior Years' Plans	Total
Balance as of June 30, 2017	$—	$—	$—	$—	$478	$563	$673	$1,714
Charges, net	—	—	—	1,532	(5)	(253)	5	1,279
Cash payments	—	—	—	—	(361)	(63)	(678)	(1,102)
Foreign currency translation loss	—	—	—	—	2	19	—	21
Balance as of June 29, 2018	—	—	—	1,532	114	266	—	1,912
Charges, net	—	—	—	736	—	—	—	736
Cash payments	—	—	—	(1,245)	(48)	(23)	—	(1,316)
Foreign currency translation gain	—	—	—	—	—	(5)	—	(5)
Balance as of June 28, 2019	—	—	—	1,023	66	238	—	1,327
Charges, net	1,879	595	1,725	(150)	—	—	—	4,049
Cash payments	(322)	(164)	(1,365)	(783)	(2)	—	—	(2,636)
Foreign current translation gain	—	—	—	—	—	(2)	—	(2)
Balance as of July 3, 2020	$1,557	$431	$360	$90	$64	$236	$—	$2,738

As of July 3, 2020, the sum of the accrual balance of $2.7 million was in short-term restructuring liabilities on the consolidated balance sheets.
Q4 2020 Plan
During the fourth quarter of fiscal 2020, our Board of Directors approved a restructuring plan (the “Q4 2020 Plan”) in order to continue to reduce our operating costs and improve profitability to optimize our business model and increase efficiencies. The Q4 2020 Plan is being implemented starting with our fourth fiscal quarter of 2020 through the second fiscal quarter of 2021. Payments related to the accrued restructuring liability balance for this plan are expected to be fully paid in fiscal 2021.
Q3 2020 Plan
During the third quarter of fiscal 2020, our Board of Directors approved a restructuring plan (the “Q3 2020 Plan”) in order to reduce our operating costs and improve profitability to optimize our business model and increase efficiencies. Payments related to the accrued restructuring liability balance for this plan are expected to be fully paid in fiscal 2021.
Fiscal 2020 Plan
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

Fiscal 2015-2016 Plan
In January 2018, we reached a settlement with certain foreign government for grant liabilities which allowed us to reduce our estimated payments relating to prior years’ restructuring plan by $0.3 million. During the third quarter of fiscal 2015, with the intent to bring our operational cost structure in line with the changing dynamics of the microwave radio and telecommunications markets, we initiated a restructuring plan (the “Fiscal 2015-2016 Plan”) to lower fixed overhead costs and operating expenses and to preserve cash flow. Activities under the Fiscal 2015-2016 Plan primarily included reductions in workforce across the Company, but primarily in operations outside the United States. We completed the restructuring activities under the Fiscal 2015-2016 Plan as of July 1, 2016. Payments related to the accrued restructuring liability balance for this plan are expected to be paid in fiscal 2021.

Note 9. Stockholders’ Equity
Stock Repurchase Program
In May 2018, our board of directors approved a repurchase program pursuant to which authorized repurchase of up to $7.5 million of our common stock.
The following table summarizes the repurchase of our common stock:

(In thousands, except share and per-share amounts)	Shares	Weighted-Average Price Paid per Share	Aggregate purchase price
Fiscal 2020	128,023	$13.82	$1,769
Fiscal 2019	156,269	$14.78	$2,309

All repurchased shares were retired. As of July 3, 2020, $3.4 million remained available for repurchase under our stock repurchase program. The repurchase program has been suspended temporarily since February 2020.
Stock Incentive Programs
Stock Equity Plan
At July 3, 2020, we had one stock incentive plan for our employees and non-employee directors, the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan was approved by the stockholders at the fiscal year 2017 Annual Stockholders’ Meeting and it added 500,000 shares to the equity pool of shares available to grant to employees and non-employee directors. The 2018 Plan replaced the 2007 Plan as our primary long-term incentive program (“LTIP”). The 2007 Plan was discontinued following stockholder approval of the 2018 Plan, but the outstanding awards under the 2007 Plan will continue to remain in effect in accordance with their terms; provided that, as shares are returned under the 2007 Plan upon cancellation, termination or otherwise of awards outstanding under the 2007 Plan, such shares will be available for grant under the 2018 Plan. The 2018 Plan also provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units.
Under the 2018 Plan, option exercise prices are equal to the fair market value of our common stock on the date the options are granted using our closing stock price. After vesting, options generally may be exercised within seven years after the date of grant.
Restricted stock units are not transferable until vested and the restrictions lapse upon the achievement of continued employment or service over a specified time period. Restricted stock units issued to employees generally vest three years from the date of grant (three-year cliff or annually over three years). Restricted stock units issued to non-executive board members annually generally vest on the day before the annual stockholders’ meeting.
Vesting of performance share awards and units is subject to the achievement of predetermined financial performance criteria and continued employment through the end of the applicable period. Market-based stock units vest upon meeting certain predetermined share price performance criteria and continued employment through the end of the applicable period.

We issue new shares of our common stock to our employees upon the exercise of stock options, vesting of restricted stock awards and units or vesting of performance share awards and units. All awards that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares and made available for future grants under the 2018 Plan. Shares of our common stock remaining available for future issuance under the 2018 Plan totaled 653,764 as of July 3, 2020.
On September 6, 2016, our Board of Directors authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of our common stock, par value $0.01 per share (the “Common Shares”), to our stockholders of record as of the close of business on September 16, 2016 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company at an exercise price of $35.00 (the “Exercise Price”) per one one-thousandth of a Preferred Share, subject to adjustment. Until the rights become exercisable, they will not be evidenced by separate certificates and will trade automatically with shares of the Company’s common stock. The Rights have a de minimis fair value. The complete terms of the Rights are set forth in a Tax Benefit Preservation Plan (the “Plan”), dated as of September 6, 2016, between the Company and Computershare Inc., as rights agent. By adopting the Plan, we are helping to preserve the value of certain deferred tax benefits, including those generated by net operating losses (collectively, the “Tax Benefits”), which could be lost in the event of an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended. The Plan reduces the likelihood that changes in our investor base have the unintended effect of limiting our use of the Tax Benefits. The Plan expired on September 6, 2019. On March 3, 2020, our Board of Directors reauthorized the Plan at the same term with a Record Date of March 13, 2020.
Also, on September 6, 2016, our Board of Directors adopted certain amendments to our Amended and Restated Certificate of Incorporation, as amended (the “Charter Amendments”). The Charter Amendments are designed to preserve the Tax Benefits by restricting certain transfers of our common stock. The Plan, reauthorized by our Board of Directors on March 3, 2020, will be subject to our shareholders approval at our upcoming Annual Shareholders’ Meeting to be held in November 2020.

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees are entitled to purchase shares of our common stock at a 5% discount from the fair market value at the end of a three-month purchase period. As of July 3, 2020, 57,598 shares were reserved for future issuances under the ESPP. We issued 1,248 shares under the ESPP during fiscal 2020.
Share-Based Compensation
Total following table presents the compensation expense for share-based awards included in our consolidated statements of operations for fiscal 2020, 2019 and 2018:

	Fiscal Year
(In thousands)	2020	2019	2018
By Expense Category:
Cost of product sales and services	$182	$170	$201
Research and development	112	150	147
Selling and administrative	1,392	1,403	2,009
Total share-based compensation expense	$1,686	$1,723	$2,357
By Types of Award:
Options	$588	$389	$139
Restricted stock awards and units	743	879	1,696
Performance share awards and units and market-based stock units	355	455	522
Total share-based compensation expense	$1,686	$1,723	$2,357

The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted-average basis, by type of award:

	July 3, 2020
	Unamortized Expense	Weighted-Average Remaining Recognition Period
	(In thousands)	(Years)
Options	$818	1.91
Restricted stock awards and units	$838	1.62
Performance share awards and units	$696	1.89

Stock Options
A summary of the combined stock option activity under our equity plans during fiscal 2020 is as follows:

	Shares	Weighted-Average Exercise Price-	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	(In thousands)
Options outstanding as of June 28, 2019	369,004	$21.85	3.37	$—
Granted	142,485	$14.27
Exercised	(832)	$14.88
Forfeited	(41,459)	$17.62
Expired	(147,480)	$25.68
Options outstanding as of July 3, 2020	321,718	$17.30	4.20	$798
Options vested and expected to vest as of July 3, 2020	321,718	$17.30	4.20	$798
Options exercisable as of July 3, 2020	134,955	$19.81	1.83	$219

The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on July 2, 2020 of $18.59, in place of July 3, 2020 as the stock market was closed in observance of Independence Day, and the exercise price for in-the-money options that would have been received by the optionees if all options had been exercised on July 3, 2020.
The fair value of each option grant under our 2018 Stock Plan was estimated using the Black-Scholes option pricing model on the date of grant. A summary of the significant weighted-average assumptions we used in the Black-Scholes valuation model is as follows:

	Fiscal Year
	2020	2019	2018
Expected dividends	—	—	N/A
Expected volatility	51.7%	59.0%	N/A
Risk-free interest rate	1.7%	2.8%	N/A
Weighted-average grant date fair value per share granted	$14.45	$8.93	N/A

The following summarizes all of our stock options outstanding and exercisable as of July 3, 2020:

			Options Outstanding			Options Exercisable
Actual Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
				(Years)
$12.84	—	$12.84	16,367	6.88	$12.84	—	$—
$14.45	—	$14.45	122,545	5.44	$14.45	17,862	$14.45
$14.88	—	$15.60	34,296	1.27	$15.28	34,296	$15.28
$17.80	—	$17.80	105,393	4.90	$17.80	39,680	$17.80
$23.52	—	$26.28	29,695	0.32	$25.85	29,695	$25.85
$27.72	—	$27.72	291	0.50	$27.72	291	$27.72
$31.20	—	$31.20	13,131	0.19	$31.20	13,131	$31.20
$12.48	—	$31.20	321,718	4.20	$17.30	134,955	$19.81

Additional information related to our stock options is summarized below:

	Fiscal Year
(In thousands)	2020	2019	2018
Intrinsic value of options exercised	$3	$2	$1
Fair value of options vested	$499	$23	$140

Restricted Stock Awards and Units
A summary of the status of our restricted stock as of July 3, 2020 and changes during fiscal 2020 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock outstanding as of June 28, 2019	171,567	$9.90
Granted	86,662	$14.23
Vested and released	(173,679)	$9.93
Forfeited	(3,721)	$9.86
Restricted stock outstanding as of July 3, 2020	80,829	$14.28

The fair value of each restricted stock grant is based on the closing price of our common stock on the date of grant. The total fair value of restricted stock that vested during fiscal 2020, 2019 and 2018 was $1.7 million, $2.2 million and $0.4 million, respectively.
Market-Based Stock Units
A summary of the status of our market-based stock units granted during fiscal 2020 as of July 3, 2020 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock outstanding as of June 28, 2019	—	$—
Granted	46,500	7.13
Restricted stock outstanding as of July 3, 2020	46,500	$7.13

The fair value for each market-based stock units with market condition was estimated using the Monte-Carlo simulation model. A summary of the significant weighted-average assumptions we used in the Monte-Carlo simulation model is as follows:

Fiscal Year
2020
Expected dividends	—
Expected volatility	36.4% - 47.3%
Risk-free interest rate	1.6%
Weighted-average grant date fair value per share granted	$14.29

Performance Share Awards and Units
A summary of the status of our performance shares awards and units as of July 3, 2020 and changes during fiscal 2020 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Performance share awards and units outstanding as of June 28, 2019	124,597	$14.59
Granted	51,706	$14.45
Vested and released	(49,297)	$9.55
Forfeited/Cancelled	(51,238)	$17.37
Performance share awards and units outstanding as of July 3, 2020	75,768	$15.90

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
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for 2020, 2019 and 2018 were as follows:

	Fiscal Year
(In thousands)	2020	2019	2018
North America	$151,709	$132,884	$131,078
Africa and Middle East	37,595	48,305	58,459
Europe and Russia	11,157	16,933	18,205
Latin America and Asia Pacific	38,181	45,736	34,764
Total Revenue	$238,642	$243,858	$242,506

Revenue by country comprising more than 5% of our total revenue for fiscal 2020, 2019 and 2018 was as follows:

(In thousands, except percentages)	Revenue	% of Total Revenue
Fiscal 2020:
United States	$147,795	61.9%
Philippines	$12,550	5.3%
Fiscal 2019:
United States	$129,929	53.3%
Philippines	$24,368	10.0%
Fiscal 2018:
United States	$128,269	52.9%
South Africa	$13,929	5.7%
Philippines	$13,838	5.7%

Our long-lived assets, consisting primarily of net property, plant and equipment, by geographic areas based on the physical location of the assets as of July 3, 2020 and June 28, 2019 were as follows:

(In thousands)	July 3, 2020	June 28, 2019
New Zealand	$8,342	$8,368
United States	4,829	4,984
United Kingdom	2,420	2,654
Other countries	1,320	1,249
Total	$16,911	$17,255

Note 11. Income Taxes
Income before provision for income taxes during fiscal year 2020, 2019 and 2018 consisted of the following:

	Fiscal Year
(In thousands)	2020	2019	2018
United States	$9,497	$5,827	$7,718
Foreign	(5,788)	(4,277)	(6,452)
Total income before income taxes	$3,709	$1,550	$1,266

Provision for (benefit from) income taxes from continuing operations for fiscal year 2020, 2019 and 2018 were summarized as follows:

	Fiscal Year
(In thousands)	2020	2019	2018
Current provision (benefit):
Federal	$(10)	$—	$—
Foreign	3,589	527	2,043
State and local	45	45	76
	3,624	572	2,119
Deferred provision (benefit):
Federal	(744)	(7,482)	(3,397)
Foreign	572	(1,278)	242
	(172)	(8,760)	(3,155)
Total provision for (benefit from) income taxes	$3,452	$(8,188)	$(1,036)

The provision for (benefit from) income taxes differed from the amount computed by applying the federal statutory rate of 21.0%, 21.0% and 28.1% for fiscal 2020, 2019 and 2018, respectively, to our income before provision for (benefit from) income taxes as follows:

	Fiscal Year
(In thousands)	2020	2019	2018
Tax provision at statutory rate	$779	$308	$442
Valuation allowances	(6,577)	(13,461)	(53,308)
Permanent differences	(347)	664	348
State and local taxes, net of U.S. federal tax benefit	542	2,008	441
Foreign income taxed at rates different than the U.S. statutory rate	764	1,488	22
Tax credit/deductions - generated and expired	99	2,167	—
Foreign withholding taxes	303	911	1,287
Brazil withholding tax receivable	—	(1,877)	—
Singapore refund	—	—	(1,325)
Change in uncertain tax positions	2,674	859	508
Impact from tax reform	—	—	50,115
Deferred true-up adjustments	5,634	(1,371)	—
Other	(419)	116	434
Total provision for (benefit from) income taxes	$3,452	$(8,188)	$(1,036)

Our provision for (benefit from) income taxes was $3.5 million of expense for fiscal 2020, $8.2 million of benefit for fiscal 2019 and $1.0 million of benefit for fiscal 2018. The tax expense for fiscal 2020 was primarily due to tax expense related to profitable foreign subsidiaries and increase in our reserve for uncertain tax positions.
During fiscal year 2020, we corrected the prior year balance of deferred tax assets and liabilities relating to property and equipment, accruals and reserves, stock compensation, unrealized exchange loss and tax loss and credit carryforwards, as well as the valuation allowance related to these assets by an equal and offsetting amount. As a result, certain items that comprised our prior year tax benefit reconciliation have been revised as of June 28, 2019, with no change to the tax benefit amount of $8.2 million. As a result, the previously reported amounts were revised as follows: valuation allowance decreased by $0.7 million, tax credit/deductions - generated and expired increased by $0.2 million and deferred true-up adjustments increased by $0.5 million as of June 28, 2019 in the table above. There was also a reclassification of $1.9 million between deferred true-up adjustments and other. These immaterial adjustments to the disclosures had no effect on the consolidated balance sheets, statements of operations and cash flows for any periods presented.

Our tax benefit for fiscal 2019 was primarily due to the release of certain U.S. federal and state valuation allowances of $7.5 million and refundable foreign withholding tax credit, partially offset by losses in tax jurisdictions in which we cannot recognize tax benefits. During the first quarter of fiscal 2019, we received notification from the Department of Federal Revenue of Brazil that our withholding tax refund request had been approved. We recorded a net discrete income tax benefit of $1.6 million for the release of valuation allowance previously recorded as a deferred tax asset for the withholding tax credits. This consisted of an income tax benefit of $1.9 million for the refundable withholding tax credit, less tax expense of $0.3 million from recognizing an ASC 740-10 reserve previously recorded as a reduction to the withholding tax credits. We expect to receive the refundable withholding tax credit during our fiscal year 2021.
The components of deferred tax assets and liabilities were as follows:

(In thousands)	July 3, 2020	June 28, 2019
Deferred tax assets:
Inventory	$4,849	$—
Accruals and reserves	2,923	889
Bad debts	201	6
Amortization	1,585	1,916
Stock compensation	465	1,021
Deferred revenue	2,124	2,583
Unrealized exchange gain/loss	129	58
Other	4,845	4,547
Tax credit carryforwards	5,498	5,876
Tax loss carryforwards	126,550	141,685
Total deferred tax assets before valuation allowance	149,169	158,581
Valuation allowance	(136,097)	(142,865)
Total deferred tax assets	13,072	15,716
Deferred tax liabilities:
Branch undistributed earnings reserve	57	801
Depreciation	142	619
Inventory	—	1,810
Right of Use Asset	556	—
Other	63	—
Total deferred tax liabilities	818	3,230
Net deferred tax assets	$12,254	$12,486

As Reported on the Consolidated Balance Sheets
Deferred income tax assets	$12,799	$13,864
Deferred income tax liabilities	545	1,378
Total net deferred income tax assets	$12,254	$12,486

During fiscal year 2020, we corrected the prior year balance of deferred tax assets and liabilities relating to property and equipment, accruals and reserves, stock compensation, unrealized exchange loss and tax loss and credit carryforwards, as well as the valuation allowance related to these assets by an equal and offsetting amount. As a result, the previously reported amounts were revised as follows: deferred tax assets decreased by $0.2 million, valuation allowance decreased by $0.7 million and deferred tax liabilities increased by $0.5 million as of June 28, 2019 in the table above. These immaterial adjustments to the disclosures had no effect on the consolidated balance sheets, statements of operations and cash flows for any periods presented.

Our valuation allowance related to deferred income taxes, as reflected in our consolidated balance sheets, was $136.1 million as of July 3, 2020 and $142.9 million as of June 28, 2019. The change in valuation allowance for the fiscal years ended July 3, 2020 and June 28, 2019 was a decrease of $6.8 million and $14.4 million, as revised for the correction to the deferred tax assets in table above, respectively. The decrease in the valuation allowance in fiscal 2020 was primarily due to the release of certain U.S. federal, state, and foreign valuation allowances, partially offset by losses in tax jurisdictions in which we cannot recognize tax benefits.
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
Realization of deferred tax assets is dependent upon future earnings in applicable tax jurisdictions. Prior to fiscal 2019, due to our U.S. operating losses in previous years and continuing U.S. earnings volatility which did not allow sustainable profitability, we had established and maintained a full valuation allowance for our U.S. deferred tax assets. While there had been a trend of positive evidence that had been strengthening prior to fiscal 2019, it was not sufficiently persuasive to outweigh the negative evidence in future periods. During the third quarter of fiscal 2019, we generated our third consecutive profitable year from a U.S. pre-tax book income perspective. Accordingly, we determined that it was more likely than not that we would realize a portion of our U.S. deferred tax assets, primarily relating to certain net operating loss carryforwards and current temporary differences. The positive evidence as of March 29, 2019, which outweighed the negative evidence to release a portion of the valuation allowance, included our fiscal 2019 and three-year cumulative U.S. profitability driven by continued demand for our products in North America that have historically resulted in higher margins than international sales, reductions in operating expenses resulting from our previous restructurings, and our forecasted U.S. operating profits in future periods. The negative evidence primarily relates to certain net operating loss carryforwards and credits that are expected to expire prior to utilization. We believed that our positive evidence was strong and continues to be strong in fiscal 2020. The improved financial performance as it relates to U.S. profitability in recent years is an objectively verifiable piece of positive evidence and is the result of a number of factors which have been present to a greater or lesser extent in prior years but had only gathered sufficient weight to deliver objectively verifiable, consistent U.S. pre-tax book profits in fiscal 2019. In performing our analysis, we used the most updated plans and estimates that we currently use to manage the underlying business and calculated the utilization of our deferred tax assets. Accordingly, during fiscal 2019, we released $7.5 million of U.S. valuation allowance as a discrete item on certain deferred tax assets. The remaining valuation allowance relates to deferred tax assets, for which we believe it is not more likely than not to be realized in future periods. We also performed this analysis in fiscal 2020, which resulted in no additional U.S. valuation allowance release.
Tax loss and credit carryforwards as of July 3, 2020 have expiration dates ranging between one year and no expiration in certain instances. The amounts of U.S. federal tax loss carryforwards as of July 3, 2020 and June 28, 2019 were $404.1 million ($325.6 million and $78.5 million related to Harris tax attributes) and $408.5 million ($330.0 million and $78.5 million to Harris tax attributes), respectively, and begin to expire in fiscal 2023. The amount of U.S. federal and state tax credit carryforwards as of July 3, 2020 was $8.0 million, and certain credits will begin to expire in fiscal 2021. The amount of foreign tax loss carryforwards as of July 3, 2020 was $189.1 million and certain losses begin to expire in fiscal 2021. The amount of foreign tax credit carryforwards as of July 3, 2020 was $2.6 million, and certain credits will begin to expire in fiscal 2023.
United States income taxes have not been provided on basis differences in foreign subsidiaries of $1.6 million and $0.8 million as of July 3, 2020 and June 28, 2019, respectively, because of our intention to reinvest these earnings indefinitely. The residual U.S. tax liability, if such amounts were remitted, would be nominal.
As of July 3, 2020 and June 28, 2019, we had unrecognized tax benefits of $18.0 million and $13.0 million, respectively, as revised for correction to unrecognized tax benefits in the table below, for various federal, foreign, and state income tax matters. Unrecognized tax benefits increased by $5.0 million. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $5.8 million and $3.6 million, respectively, as of July 3, 2020 and June 28, 2019. These unrecognized tax benefits are presented on the accompanying consolidated balance sheets net of the tax effects of net operating loss carryforwards.
We account for interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. The interest accrued was $0.7 million as of July 3, 2020 and $0.6 million as of June 28, 2019. An immaterial amount of penalties have been accrued.

Our unrecognized tax benefit activity for fiscal 2020, 2019 and 2018 was as follows:

(In thousands)	Amount
Unrecognized tax benefit as of June 30, 2017	$15,432
Additions for tax positions in prior periods	509
Additions for tax positions in current periods	349
Decreases for tax positions in prior periods	(3,481)
Decreases related to change of foreign exchange rate	31
Unrecognized tax benefit as of June 29, 2018	12,840
Additions for tax positions in prior periods	287
Additions for tax positions in current periods	1,501
Decreases for tax positions in prior periods	(1,674)
Decreases related to change of foreign exchange rate	33
Unrecognized tax benefit as of June 28, 2019	12,987
Additions for tax positions in prior periods	7,023
Additions for tax positions in current periods	3,094
Decreases for tax positions in prior periods	(4,692)
Decreases related to change of foreign exchange rate	(365)
Unrecognized tax benefit as of July 3, 2020	$18,047

During fiscal year 2020, we corrected the prior year balance of unrecognized tax benefits relating to certain reserves, as well as the deferred tax asset and valuation allowance related to these reserves by an equal and offsetting amount. As a result, the net unrecognized tax benefit as of June 30, 2017 and June 28, 2019 have both been adjusted in the table above and decreased by $3.3 million and $0.2 million, respectively.
We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions that are open and subject to potential audits include the U.S., Singapore, Nigeria, Saudi Arabia and the Ivory Coast. The earliest years for these jurisdictions are as follows: U.S. - 2003; Singapore - 2015; Nigeria - 2006: Saudi Arabia - 2014, and Ivory Coast - 2017.
During the fourth quarter of fiscal 2020, we completed our audit with the Inland Revenue of Singapore (IRAS) for fiscal years 2011 to 2014, which resulted in a reduction to net operating loss carryforward of $9.7 million and recorded no tax expense due to a full valuation allowance against Singapore’s deferred tax assets.
On March 27, 2020, the US enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act which provided certain tax relief measures including, but not limited to, (1) a five-year net operating loss carryback, (2) changes in the deduction of interest, (3) acceleration of alternative minimum tax credit (AMT) refunds, and (4) a technical correction to allow accelerated deductions for qualified improvement property. The Tax Cuts and Jobs Act repealed the corporate AMT credit and allowed taxpayers to claim any unused AMT credit over four tax years beginning in tax year 2018. The CARES Act allows for acceleration of the refundable AMT credit up to 100% of the AMT credit to be refunded in tax year 2018. During the third quarter of fiscal 2020, in connection with our analysis of the impact of the CARES Act, we reclassified the refundable AMT credit of $3.4 million from long-term to short-term receivable and recorded no income tax effects on the other tax relief measures of the CARES Act.

Note 12. Commitments and Contingencies
Purchase Orders and Other Commitments
From time to time in the normal course of business, we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of July 3, 2020, we had outstanding purchase obligations with our suppliers or contract manufacturers of $22.1 million. In addition, we had contractual obligations of approximately $1.6 million associated with software as a service and software maintenance support as of July 3, 2020.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of July 3, 2020, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of July 3, 2020, we had commercial commitments of $57.2 million outstanding that were not recorded on our consolidated balance sheets. During the second quarter of fiscal 2017, we recorded a payout in cost of revenues of $0.4 million on the performance guarantees to a contractor in the Middle East region. We believe the customer improperly drew down on the performance bond and intend to pursue all remedies available to recover the payment. We do not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on the performance guarantees in the future.
Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our products infringe the intellectual property rights of a third party. As of July 3, 2020, we have not received any notice that any customer is subject to an infringement claim arising from the use of our products; we have not received any request to defend any customers from infringement claims arising from the use of our products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of July 3, 2020, we had not recorded any liabilities related to these indemnifications.
Legal Proceedings
We are subject from time to time to disputes with customers concerning our products and services. In May 2016, we received notification of a claim for damages from a customer alleging that certain of our products were defective. Although we believe that we have numerous contractual and legal defenses to these disputes but at this time we have accrued an immaterial amount representing the estimated probable loss for which we would settle the matter. We currently cannot form an estimate of the range of loss in excess of our amounts already accrued. If the outcome of this matter is greater than the current immaterial amount accrued, we intend to dispute it vigorously.
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
In March 2016, an enforcement action by the Indian Department of Revenue, Ministry of Finance was brought against our subsidiary Aviat India relating to the non-realization of intercompany receivables and non-payment of intercompany payables, which originated from 1999 to 2012, within the time frames dictated by the Indian regulations under FEMA. In November 2017, the Indian Department of Revenue, Ministry of Finance also initiated a similar action against Telsima India, a subsidiary of the Company, relating to the non-realization of intercompany receivables and non-payment of intercompany payables which originated from the period prior to our acquisition of Telsima India in February 2009. In September 2019, our directors of Aviat India appeared before the Ministry of Finance Enforcement Directorate. No settlement offers were discussed at the meeting and the matter is still ongoing with no subsequent hearing date currently scheduled. We have accrued an immaterial amount representing the estimated probable loss for which we would settle the matter. We currently cannot form an estimate of the range of loss in excess of our amounts already accrued. If the outcome of this matter is greater than the current immaterial amount accrued, we intend to dispute it vigorously.
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

COVID-19
In March 2020, the World Health Organization characterized a recent pandemic of respiratory illness caused by novel coronavirus disease, known as COVID-19, as a pandemic. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 virus. The COVID-19 virus may have an impact on our operations, supply chains and distribution systems and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking or requiring. The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. Management is actively monitoring the impact of COVID-19 on our financial condition, liquidity, operations, suppliers, industry, and workforce.
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
The impact to our supply chain lead times and ability to fulfill orders was minimal for the second half of fiscal 2020. However, depending on pandemic-related factors like the uncertain duration of temporary manufacturing restrictions as well as our ability to perform field services during shelter in place orders, we could experience constraints and delays in fulfilling customer orders in future periods. We are monitoring, assessing and adapting to the situation and preparing for implications to our business, supply chain and customer demand. We expect these challenges to continue until business and economic activities return to more normal levels. The financial results for the second half of fiscal 2020 reflect some of the reduced activity experienced during the period in various locations around the world.

Note 13. Quarterly Financial Data (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Our fiscal quarters end on the Friday nearest the end of the calendar quarter. Summarized quarterly data for fiscal 2020 and 2019 were as follows:

(In thousands, except per share amounts)	Q1 Ended 9/27/2019	Q2 Ended 12/27/2019	Q3 Ended 4/3/2020	Q4 Ended 7/3/2020
Fiscal 2020
Revenue	$58,614	$55,997	$61,379	$62,652
Gross margin	22,556	18,319	21,961	21,860
Operating income (loss)	1,519	(1,497)	1,236	2,120
Net income (loss)	54	(1,671)	731	1,143
Per share data:
Basic net income (loss) per common share	$0.01	$(0.31)	$0.14	$0.21
Diluted net income (loss) per common share	$0.01	$(0.31)	$0.13	$0.21

(In thousands, except per share amounts)	Q1 Ended 9/28/2018	Q2 Ended 12/28/2018	Q3 Ended 3/29/2019	Q4 Ended 6/28/2019
Fiscal 2019
Revenue	$60,504	$65,088	$54,037	$64,229
Gross margin	17,925	22,490	16,255	22,600
Operating (loss) income	(1,514)	2,883	(2,503)	2,502
Net (loss) income	(750)	2,310	4,339	3,839
Per share data:
Basic net (loss) income per common share	$(0.14)	$0.43	$0.81	$0.71
Diluted net (loss) income per common share	$(0.14)	$0.41	$0.78	$0.69

The following tables summarize charges (recoveries) included in our results of operations for each of the fiscal quarters presented:

(In thousands)	Q1 Ended 9/27/2019	Q2 Ended 12/27/2019	Q3 Ended 4/3/2020	Q4 Ended 7/3/2020
Fiscal 2020
Restructuring charges	$1,177	$381	$617	$1,874

(In thousands)	Q1 Ended 9/28/2018	Q2 Ended 12/28/2018	Q3 Ended 3/29/2019	Q4 Ended 6/28/2019
Fiscal 2019
Restructuring charges (recovery)	$796	$—	$—	$(60)
WTM inventory recovery	$(88)	$(2)	$—	$(65)
Strategic alternative costs	$—	$—	$491	$102
Tax receivable from Department of Federal Revenue of Brazil	$(1,646)	$—	$—	$—
Release of valuation allowance	$—	$—	$(7,054)	$(432)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls Over Financial Reporting
There were no changes to our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended July 3, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management, including our CEO and CFO, assessed our internal control over financial reporting as of July 3, 2020, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
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

Item 9B. Other Information
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement with the SEC within 120 days after the end of our fiscal year ended July 3, 2020.

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
For information with respect to Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Executive Officers of the Registrant,” which is incorporated herein by reference.
All information required to be disclosed in this Item 10 that is not otherwise contained herein will appear in our definitive Proxy Statement and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this report.
1. Financial Statements
The financial statements of Aviat Networks, Inc. are set forth in Item 8 of this Annual Report on Form 10-K.
2. Financial Statement Schedules

Schedule	Page
Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended July 3, 2020	95

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIAT NETWORKS, INC. (Registrant)

Date:	August 27, 2020	By:	/s/ Eric Chang
Eric Chang
Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter A. Smith	President and Chief Executive Officer (Principal Executive Officer)	August 27, 2020
Peter A. Smith

/s/ Eric Chang	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	August 27, 2020
Eric Chang

/s/ John Mutch	Chairman of the Board	August 27, 2020
John Mutch

/s/ Kenneth Kong	Director	August 27, 2020
Kenneth Kong

/s/ Dahlia M. Loeb	Director	August 27, 2020
Dahlia M. Loeb

/s/ John Quicke	Director	August 27, 2020
John Quicke

/s/ James C. Stoffel	Director	August 27, 2020
James C. Stoffel

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
AVIAT NETWORKS, INC.
Years Ended July 3, 2020, June 28, 2019 and June 29, 2018

(In thousands)	Balance at Beginning of Period	Charged to (Credit from) Costs and Expenses	Deductions		Balance at End of Period
Allowances for collection losses:
Year ended July 3, 2020	$1,602	$248	$9	(1)	$1,841
Year ended June 28, 2019	$1,588	$120	$106	(2)	$1,602
Year ended June 29, 2018	$3,919	$(513)	$1,818	(3)	$1,588
 ____________________________
(1) - Consisted of changes to allowance for collection losses of $0 for foreign currency translation gain and $9,000 for uncollectible accounts charged off, net of recoveries on accounts previously charged off.
(2) - Consisted of changes to allowance for collection losses of $0 for foreign currency translation gain and $107,000 for uncollectible accounts charged off, net of recoveries on accounts previously charged off.
(3) - Consisted of changes to allowance for collection losses of $3,000 for foreign currency translation losses and $1,820,000 for uncollectible accounts charged off, net of recoveries on accounts previously charged off.

EXHIBIT INDEX
The following exhibits are filed or furnished herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

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
4.1
Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on September 7, 2016. File No. 001-33278)

4.2
Specimen common stock certificate, adopted as of January 29, 2010 (incorporated by reference to Exhibit 4.1.1 to the Annual Report on Form 10-K for fiscal year end July 2, 2010 filed with the SEC on September 9, 2010, File No. 001-33278)

4.3
Tax Benefit Preservation Plan, dated as of March 3, 2020, by and between Aviat Networks, Inc. and Computershare Inc., as Rights Agent (incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2020, File No. 001-33278)

4.4*	Description of Registered Securities
10.1
Letter Agreement, dated September 13, 2016, among Aviat Networks, Inc., JDS 1, LLC, Julian Singer and David S. Oros (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 15, 2016 and to Exhibit 10.1 to the Current Report Form 8-K/A filed with the SEC on September 16, 2016, File No. 001-33278)

10.2
Intellectual Property Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 1, 2007, File No. 001-33278)

10.3
Tax Sharing Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on February 1, 2007, File No. 001-33278)

10.4+
Standard Form of Executive Employment Agreement between Harris Stratex Networks, Inc. and certain executives (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on February 1, 2007, File No. 001-33278)

10.5+
Aviat Networks, Inc. 2007 Stock Equity Plan (as Amended and Restated Effective November 13, 2015) (incorporated by reference to Appendix A to Schedule 14A filed with the SEC on October 1, 2015, File No. 001-33278)

10.6
Third Amended and Restated Loan and Security Agreement, dated as of June 29, 2018, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 29, 2018, File No. 001-33278)

10.6.1
Amendment #1 to Third Amended and Restated Loan and Security Agreement, dated as of September 28, 2018, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 4, 2018, File No. 001-33278)

10.6.2
Amendment #2 to Third Amended and Restated Loan and Security Agreement, dated as of June 10, 2019, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 12, 2019, File No. 001-33278)

10.6.3
Third Amendment to Third Amended and Restated Loan and Security Agreement, dated as of May 4, 2020, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2020, File No. 001-33278)

Ex. #	Description

10.8+
Employment Agreement, dated as of May 14, 2002, between Stratex Networks, Inc. and Shaun McFall (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the fiscal year ended July 3, 2009 filed with the SEC on September 4, 2009, File No. 001-33278)

10.8.1+
Amendment, effective April 1, 2006, to Employment Agreement, dated May 14, 2002, between Stratex Networks, Inc. and Shaun McFall (incorporated by reference to Exhibit 10.25.1 to the Annual Report on Form 10-K for the fiscal year ended July 3, 2009 filed with the SEC on September 4, 2009, File No. 001-33278)

10.9+
Employment Agreement, dated July 18, 2011, between Aviat Networks, Inc. and Michael Pangia (incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 20, 2011, File No. 001-33278)

10.11
Letter Agreement, dated as of January 11, 2015, among Aviat Networks, Inc., Steel Partners Holdings L.P., Lone Star Value Management, LLC and certain other parties (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 12, 2015, File No. 001-33278)

10.12+
Employment Agreement, dated January 20, 2016, between Aviat Networks, Inc. and Eric Chang (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 21, 2016, File No. 001-33278)

10.12.1+
Amendment to Employment Agreement, dated June 20, 2018, between Aviat Networks, Inc. and Eric Chang (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 25, 2018, File No. 001-33278)

10.12.2+
Amendment to Employment Agreement, dated April 3, 2020, between Aviat Networks, Inc. and Eric Chang (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-33278)

10.13+
Employment Agreement, dated June 20, 2018, between Aviat Networks, Inc. and Stan Gallagher (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 25, 2018, File No. 001-33278)

10.14
Lease Agreement, dated June 8, 2016, between Aviat Networks, Inc., through its wholly owned subsidiary Aviat U.S., Inc., and The Irvine Company LLC (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for fiscal year end July 1, 2016 filed with the SEC on September 9, 2016, File No. 001-33278)

10.15+
Employment Agreement, dated January 2, 2020, between Aviat Networks, Inc. and Peter Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 2, 2020, File No. 001-33278)

10.16+	Aviat Networks, Inc. 2018 Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Proxy Statement on schedule 14A filed with the SEC on February 12, 2018, File No. 001-33278)
21*	List of Subsidiaries of Aviat Networks, Inc.
23.1*	Consent of BDO USA, LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 ______________________________

+	Management compensatory contract, arrangement or plan required to be filed as an exhibit pursuant to Item 15(b) of this report.
*	Filed herewith.
**	Furnished herewith.