Form 10-Q
period 2020-10-02
AVIAT NETWORKS, INC.
filed 2020-11-05
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock as of October 30, 2020 was 5,461,438.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended October 2, 2020

PART I.     FINANCIAL INFORMATION
Item 1.Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and par value amounts)	October 2, 2020	July 3, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$36,226	$41,618
Accounts receivable, net	45,027	44,661
Unbilled receivables	31,295	28,085
Inventories	14,356	13,997
Customer service inventories	1,303	1,234
Other current assets	9,751	10,355
Total current assets	137,958	139,950
Property, plant and equipment, net	16,562	16,911
Deferred income taxes	12,548	12,799
Right of use assets	2,912	3,474
Other assets	6,793	6,667
TOTAL ASSETS	$176,773	$179,801
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$31,720	$31,995
Accrued expenses	24,262	26,920
Short-term lease liabilities	1,027	1,445
Advance payments and unearned revenue	25,233	21,872
Short-term debt	—	9,000
Restructuring liabilities	1,835	2,738
Total current liabilities	84,077	93,970
Unearned revenue	8,182	8,142
Long-term lease liabilities	2,147	2,303
Other long-term liabilities	316	401
Reserve for uncertain tax positions	5,644	5,759
Deferred income taxes	510	545
Total liabilities	100,876	111,120
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 5,443,362 shares issued and outstanding at October 2, 2020; 5,400,487 shares issued and outstanding at July 3, 2020	54	54
Additional paid-in-capital	815,203	814,337
Accumulated deficit	(724,805)	(730,741)
Accumulated other comprehensive loss	(14,555)	(14,969)
Total equity	75,897	68,681
TOTAL LIABILITIES AND EQUITY	$176,773	$179,801
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	October 2, 2020	September 27, 2019
Revenues:
Revenue from product sales	$44,464	$36,594
Revenue from services	21,826	22,020
Total revenues	66,290	58,614
Cost of revenues:
Cost of product sales	27,909	20,822
Cost of services	14,132	15,236
Total cost of revenues	42,041	36,058
Gross margin	24,249	22,556
Operating expenses:
Research and development expenses	4,847	5,216
Selling and administrative expenses	12,837	14,644
Restructuring charges	—	1,177
Total operating expenses	17,684	21,037
Operating income	6,565	1,519
Interest income	36	86
Interest expense	(1)	(3)
Income before income taxes	6,600	1,602
Provision for income taxes	664	1,548
Net income	$5,936	$54

Net income per share of common stock outstanding:
Basic	$1.10	$0.01
Diluted	$1.07	$0.01
Weighted-average shares outstanding:
Basic	5,411	5,347
Diluted	5,546	5,530
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(In thousands)	October 2, 2020	September 27, 2019
Net income	$5,936	$54
Other comprehensive income (loss):
Net change in cumulative translation adjustments	414	(513)
Other comprehensive income (loss)	414	(513)
Comprehensive income (loss)	$6,350	$(459)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	October 2, 2020	September 27, 2019
Operating Activities
Net income	$5,936	$54
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	1,254	1,038
Provision for (recovery from) uncollectible receivables	2	(35)
Share-based compensation	571	407
Deferred tax assets, net	216	(634)
Charges for inventory and customer service inventory write-downs	185	337
Loss on disposition of property, plant and equipment, net	6	3
Noncash lease expense	562	1,194
Changes in operating assets and liabilities:
Accounts receivable	(294)	8,570
Unbilled receivables	(3,185)	(2,594)
Inventories	(444)	(2,665)
Customer service inventories	(201)	(326)
Accounts payable	(135)	(3,779)
Accrued expenses	(2,406)	540
Advance payments and unearned revenue	3,350	3,152
Income taxes payable or receivable	101	1,803
Other assets and liabilities	(703)	(125)
Change in lease liabilities	(574)	(1,291)
Net cash provided by operating activities	4,241	5,649
Investing Activities
Payments for acquisition of property, plant and equipment	(1,018)	(1,302)
Net cash used in investing activities	(1,018)	(1,302)
Financing Activities
Proceeds from borrowings	—	9,000
Repayments of borrowings	(9,000)	(9,000)
Payments for repurchase of common stock	—	(748)
Payments for taxes related to net settlement of equity awards	(128)	(746)
Proceeds from issuance of common stock under employee stock plans	423	4
Net cash used in financing activities	(8,705)	(1,490)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	89	(318)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,393)	2,539
Cash, cash equivalents, and restricted cash, beginning of period	41,872	32,201
Cash, cash equivalents, and restricted cash, end of period	$36,479	$34,740

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended October 2, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of July 3, 2020	5,400,487	$54	$814,337	$(730,741)	$(14,969)	$68,681
Net income	—	—	—	5,936	—	5,936
Other comprehensive income, net of tax	—	—	—	—	414	414
Issuance of common stock under employee stock plans	48,491	—	423	—	—	423
Shares withheld for taxes related to vesting of equity awards	(5,616)	—	(128)	—	—	(128)
Share-based compensation	—	—	571	—	—	571
Balance as of October 2, 2020	5,443,362	$54	$815,203	$(724,805)	$(14,555)	$75,897

	Three Months Ended September 27, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of June 28, 2019	5,359,695	$54	$815,196	$(730,998)	$(12,736)	$71,516
Net income	—	—	—	54	—	54
Other comprehensive loss, net of tax	—	—	—	—	(513)	(513)
Issuance of common stock under employee stock plans	192,812	2	2	—	—	4
Shares withheld for taxes related to vesting of equity awards	(52,384)	(1)	(745)	—	—	(746)
Stock repurchase	(55,452)	(1)	(747)	—	—	(748)
Share-based compensation	—	—	407	—	—	407
Balance as of September 27, 2019	5,444,671	$54	$814,113	$(730,944)	$(13,249)	$69,974

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information, and we have made estimates, assumptions and judgments affecting the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes, as discussed in greater detail below. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of our management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the three months ended October 2, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2020.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated.
We operate on a 52-week or 53-week year ending on the Friday closest to June 30. The three months ended October 2, 2020 and September 27, 2019 both consisted of 13 weeks. Fiscal year 2021 will be comprised of 52 weeks and will end on July 2, 2021. Fiscal year 2020 was comprised of 53 weeks and ended on July 3, 2020.
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
Summary of Significant Accounting Policies
There have been no material changes in our significant accounting policies as of and for the three months ended October 2, 2020, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 3, 2020.

Accounting Standards Adopted
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 became effective for us in our first quarter of fiscal 2021. We adopted this guidance during the first quarter of fiscal 2021. The adoption had no material impact on our unaudited condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). The update eliminates, adds, and modifies certain disclosure requirements for fair value measurements. We adopted this update during the first quarter of fiscal 2021. The adoption had no material impact on our unaudited condensed consolidated financial statements.
Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This guidance provides optional guidance related to reference rate reform, which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for our borrowing instruments, which use LIBOR as a reference rate, and was effective March 12, 2020 through December 31, 2022. We are currently evaluating the potential impact ASU 2020-04 will have on our unaudited condensed consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 will be effective for us in our first quarter of fiscal 2024 and earlier adoption is permitted. We are evaluating the impact adopting Topic 326 will have on our unaudited condensed consolidated financial statements.

Note 2. Balance Sheet Components
Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of our cash, cash equivalents, and restricted cash reported within our unaudited condensed consolidated balance sheets that reconciles to the corresponding amount in our unaudited condensed consolidated statement of cash flows:

(In thousands)	October 2, 2020	July 3, 2020
Cash and cash equivalents	$36,226	$41,618
Restricted cash included in other assets	253	254
Total cash, cash equivalents, and restricted cash in the Statement of Cash Flows	$36,479	$41,872

Accounts Receivable, net
Our net accounts receivable are summarized below:

(In thousands)	October 2, 2020	July 3, 2020
Accounts receivable	$47,041	$46,502
Less: Allowances for collection losses	(2,014)	(1,841)
Total accounts receivable, net	$45,027	$44,661
Inventories
Our inventories are summarized below:

(In thousands)	October 2, 2020	July 3, 2020
Finished products	$8,686	$9,055
Raw materials and supplies	5,670	4,942
Total inventories	$14,356	$13,997
Consigned inventories included within raw materials and supplies	$3,056	$1,324
We currently rely on a few vendors for substantially all of our inventory purchases.
We record charges to adjust our inventory and customer service inventory due to excess and obsolete inventory resulting from lower sales forecasts, product transitioning, or discontinuance. The charges during the three months ended October 2, 2020 and September 27, 2019 were classified in cost of product sales as follows:

	Three Months Ended
(In thousands)	October 2, 2020	September 27, 2019
Excess and obsolete inventory charges	$63	$146
Customer service inventory write-downs	122	191
Total inventory charges	$185	$337
Property, Plant and Equipment, net
Our property, plant and equipment, net are summarized below:

(In thousands)	October 2, 2020	July 3, 2020
Land	$710	$710
Buildings and leasehold improvements	11,742	11,737
Software	21,205	17,887
Machinery and equipment	50,108	52,293
Total property, plant and equipment, gross	83,765	82,627
Less: Accumulated depreciation and amortization	(67,203)	(65,716)
Total property, plant and equipment, net	$16,562	$16,911

Included in the total plant, property and equipment above were $0.7 million and $3.5 million of assets in progress which have not been placed in service as of October 2, 2020 and July 3, 2020, respectively. Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was as follows:

	Three Months Ended
(In thousands)	October 2, 2020	September 27, 2019
Depreciation and amortization	$1,254	$1,038
Accrued Expenses
Our accrued expenses are summarized below:

(In thousands)	October 2, 2020	July 3, 2020
Accrued compensation and benefits	$9,539	$11,814
Accrued agent commissions	2,529	2,356
Accrued warranties	3,107	3,196
Other	9,087	9,554
Total accrued expenses	$24,262	$26,920
Accrued Warranties
We accrue for the estimated cost to repair or replace products under warranty. Changes in our warranty liability, which is included as a component of accrued expenses in our unaudited condensed consolidated balance sheets were as follows:

	Three Months Ended
(In thousands)	October 2, 2020	September 27, 2019
Balance as of the beginning of the period	$3,196	$3,323
Warranty provision recorded during the period	284	504
Consumption during the period	(373)	(415)
Balance as of the end of the period	$3,107	$3,412
Advance Payments and Unearned Revenue
Our advance payments and unearned revenue are summarized below:

(In thousands)	October 2, 2020	July 3, 2020
Advance payments	$2,812	$2,529
Unearned revenue	22,421	19,343
Total advance payments and unearned revenue	$25,233	$21,872
Excluded from the balances above are $8.2 million and $8.1 million in long-term unearned revenue as of October 2, 2020 and July 3, 2020, respectively.

Note 3. Fair Value Measurements of Assets and Liabilities
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market in the absence of a principal market) for the asset or liability in an orderly transaction between market participants as of the measurement date. We maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value and establish a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities;
•Level 2 — Observable market-based inputs or observable inputs that are corroborated by market data; and
•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The carrying amounts, estimated fair values, and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of October 2, 2020 and July 3, 2020 were as follows:

	October 2, 2020		July 3, 2020		Valuation Inputs
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents:
Money market funds	$18,920	$18,920	$18,189	$18,189	Level 1
Bank certificates of deposit	$2,538	$2,538	$3,250	$3,250	Level 2
Liabilities:
Other accrued expenses:
Foreign exchange forward contracts	$—	$—	$14	$14	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items mainly are money market funds. As of October 2, 2020 and July 3, 2020, these money market funds were valued at $1.00 net asset value per share.
We classify items in Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes, or alternative pricing sources are available with reasonable levels of price transparency. Our bank certificates of deposit and foreign exchange forward contracts are classified within Level 2.
As of October 2, 2020 and July 3, 2020, we did not have any recurring assets or liabilities that were valued using significant unobservable inputs.
Our policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first three months of fiscal 2021 and 2020, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.

Note 4. Leases
The Company has facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 20 years and contain leasehold improvement incentives, rent holidays and escalation clauses.
We determine if an arrangement contains a lease at inception. These operating leases are included in "Right of use assets" (“ROU”) on our unaudited condensed consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligations to make lease payments are included in "Short-term lease liabilities" and "Long-term lease liabilities" on our unaudited condensed consolidated balance sheets. We did not enter into any finance leases during the three months ended October 2, 2020.

The following summarizes our lease costs (in thousands):

	Three Months Ended
	October 2, 2020	September 27, 2019
	(In thousands)
Operating lease costs	$313	$320
Short-term lease costs	458	484
Variable lease costs	68	63
Total lease costs	$839	$867

The following summarizes our lease term and discount rate for three months ended October 2, 2020:

Weighted average remaining lease term	7.3 years
Weighted average discount rate	6.9%

As of October 2, 2020, our future minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year were as follows (in thousands):

Amount
(In thousands)
Remainder of 2021	$875
2022	623
2023	357
2024	230
2025	236
Thereafter	1,952
Total lease payments	4,273
Less: interest	(1,099)
Present value of lease liabilities	$3,174

Note 5. Credit Facility and Debt
On May 4, 2020, we entered into Amendment No. 3 to Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Credit Facility”) which extended the expiration date to June 28, 2021. The SVB Credit Facility provides for a $25.0 million accounts receivable formula-based revolving credit facility that can be borrowed by our U.S. company, with a $25.0 million sublimit that can be borrowed by our Singapore subsidiary. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of the borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the accounts receivable formula based revolving credit facility can also be utilized to issue letters of credit with a $12.0 million sublimit. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of October 2, 2020, available credit under the SVB Credit Facility was $23.5 million, reflecting the lower available limit of $25.0 million less outstanding letters of credit of $1.5 million. As of July 3, 2020, our outstanding debt balance under the SVB Credit Facility, classified as a current liability, was $9.0 million, and the interest rate was 3.75%. We repaid the outstanding debt balance during the quarter ended October 2, 2020.
The SVB Credit Facility carries an interest rate computed, at our option, based on either (i) at the prime rate reported in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio; or (ii) if we satisfy a minimum adjusted quick ratio, a LIBOR rate determined in accordance with the SVB Credit Facility, plus a spread of 2.75%. Any outstanding Singapore subsidiary borrowed loans shall bear interest at an additional 2.00% above the applicable prime or LIBOR rate. During the first three months of fiscal 2021, the weighted-average interest rate on our outstanding loan was 3.75%.
The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with Silicon Valley Bank may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 5.00% above the applicable interest rate. As of October 2, 2020, we were in compliance with the quarterly financial covenants contained in the SVB Credit Facility, as amended.
We also obtained an uncommitted short-term line of credit $0.3 million from a bank in New Zealand to support the operations of our New Zealand subsidiary. This line of credit provides for up to $0.2 million in short-term advances at various interest rates, all of which was available as of October 2, 2020 and July 3, 2020. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of October 2, 2020 and July 3, 2020. This line of credit may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.

Note 6. Revenue Recognition
Contract Balances, Performance Obligations, and Backlog

The following table provides information about receivables and liabilities from contracts with customers (in thousands):

	October 2, 2020	July 3, 2020
Contract Assets
Accounts receivable, net	$45,027	$44,661
Unbilled receivables	31,295	28,085
Capitalized commissions	1,328	1,157
Contract Liabilities
Advance payments and unearned revenue	25,233	21,872
Unearned revenue, long-term	8,182	8,142
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
As of October 2, 2020, we had $33.4 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 68% is expected to be recognized as revenue in the remainder of fiscal 2021 and the balance thereafter. During the three months ended October 2, 2020 we recognized approximately $11.4 million which was included in advance payments and unearned revenue at the beginning of the reporting period.
Remaining Performance Obligations

The aggregate amount of transaction price allocated to our unsatisfied (or partially unsatisfied) performance obligations was approximately $75.4 million at October 2, 2020. Of this amount, we expect to recognize approximately 60% as revenue during the next 12 months, with the remaining amount to be recognized as revenue within two to five years.

Note 7. Segment and Geographic Information
We operate in one reportable business segment: the design, manufacturing, and sale of a range of wireless networking products, solutions, and services. Our financial performance is regularly reviewed by our chief operating decision maker who is our chief executive officer.
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for the three months ended October 2, 2020 and September 27, 2019 was as follows:

	Three Months Ended
(In thousands)	October 2, 2020	September 27, 2019
North America	$45,499	$39,767
Africa and the Middle East	10,571	10,593
Europe and Russia	2,262	3,407
Latin America and Asia Pacific	7,958	4,847
Total revenue	$66,290	$58,614
The loss of a significant portion of business from any significant customers could adversely affect our unaudited condensed consolidated financial statements.
Customers accounting for 10% or more of our total revenue was as follows:

	Three Months Ended
	October 2, 2020	September 27, 2019
Mobile Telephone Networks Group (MTN Group)	*	13%
•Less than 10%
Customers accounting for 10% or more of our accounts receivable was as follows:

	October 2, 2020	July 3, 2020
MTN Group	12%	21%

Note 8. Equity
Stock Repurchase Program
In May 2018, our board of directors approved a stock repurchase program, which does not have an expiration date, for the repurchase of up to $7.5 million of our common stock.
All repurchased shares were retired. As of October 2, 2020, $3.4 million remained available under our stock repurchase program. The repurchase program has been suspended temporarily since February 2020. Therefore, during the first three months of fiscal 2021, we did not repurchase any shares of our common stock in the open market.

Stock Incentive Programs
At October 2, 2020, we had one stock incentive plan for our employees and non-employee directors, the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan was approved by the stockholders at the fiscal year 2017 Annual Stockholders’ Meeting and it added 500,000 shares to the equity pool of shares available to grant to employees and non-

employee directors. The 2018 Plan also provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units.
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
During the three months ended October 2, 2020, we granted 37,506 restricted stock units, 35,565 performance restricted stock units and 111,811 stock options to purchase shares of our common stock.
Total compensation expense for share-based awards included in our unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended
(In thousands)	October 2, 2020	September 27, 2019
By Expense Category:
Cost of revenues	$72	$44
Research and development	40	27
Selling and administrative	459	336
Total share-based compensation expense	$571	$407
By Types of Award:
Options	$167	$110
Restricted and performance stock awards and units	404	297
Total share-based compensation expense	$571	$407
As of October 2, 2020, there was approximately $1.5 million of total unrecognized compensation expense related to non-vested stock options granted which are expected to be recognized over a weighted-average period of 2.3 years. As of October 2, 2020, there was $3.1 million of total unrecognized compensation expense related to non-vested stock awards which are expected to be recognized over a weighted-average period of 2.1 years.

On September 6, 2016, our Board of Directors authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of our common stock, par value $0.01 per share (the “Common Shares”), to our stockholders of record as of the close of business on September 16, 2016 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company at an exercise price of $35.00 (the “Exercise Price”) per one one-thousandth of a Preferred Share, subject to adjustment. Until the rights become exercisable, they will not be evidenced by separate certificates and will trade automatically with shares of the Company’s common stock. The Rights have a de minimis fair value. The complete terms of the Rights are set forth in a Tax Benefit Preservation Plan (the “Plan”), dated as of September 6, 2016, between the Company and Computershare Inc., as rights agent. By adopting the Plan, we are helping to preserve the value of certain deferred tax benefits, including those generated by net operating losses (collectively, the “Tax Benefits”), which could be lost in the event of an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended. The Plan reduces the likelihood that changes in our investor base have the unintended effect of limiting our use of the Tax Benefits. The Plan expired on September 6, 2019. On March 3, 2020, our Board of Directors reauthorized the Plan at the same term with a Record Date of March 13, 2020. On August 27, 2020, we entered into the Amended and Restated Tax Benefit Preservation Plan (the “Amended and Restated Plan”) with Computershare Inc. as Rights Agent.

The Amended and Restated Plan, reauthorized by our Board of Directors on March 3, 2020, will be subject to our shareholders approval at our upcoming Annual Shareholders’ Meeting to be held on November 11, 2020.

Note 9. Restructuring Activities
The following table summarizes our restructuring-related activities during the three months ended October 2, 2020:

	Severance and Benefits					Facilities and Other	Total
(In thousands)	Q4 2020 Plan	Q3 2020 Plan	Fiscal 2020	Fiscal 2018-2019 Plan	Prior Years' Plan	Fiscal 2015-2016 Plan
Accrual balance, July 3, 2020	$1,557	$431	$360	$90	$64	$236	$2,738
Cash payments	(345)	(170)	(269)	(90)	(39)	—	(913)
Foreign exchange impact	—	—	—	—	—	10	10
Accrual balance, October 2, 2020	$1,212	$261	$91	$—	$25	$246	$1,835
As of October 2, 2020, the accrual balance of $1.8 million was in short-term restructuring liabilities on our unaudited condensed consolidated balance sheets.
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
For further information, see “Note 7. Restructuring Activities” in Part II, Item 8 of our 2020 Form 10-K.

Note 10. Income Taxes
Our effective tax rate varies from the U.S. federal statutory rate of 21% primarily due to results of foreign operations that are subject to income taxes at different statutory rates, certain jurisdictions where we cannot recognize tax benefits on current losses, and partial valuation allowance against US federal and state deferred tax assets. During interim periods, we accrue tax expenses for jurisdictions that are anticipated to be profitable for fiscal 2021.
The determination of our income taxes for the three months ended October 2, 2020 and September 27, 2019 was based on our estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. Our tax expense for the three months ended October 2, 2020 was primarily due to tax expense related to profitable subsidiaries. The tax expense for the three months ended September 27, 2019 was primarily due to tax expense related to profitable subsidiaries and $0.6 million increase in our reserves for uncertain tax positions.
We continue to record a partial valuation allowance on our U.S. deferred tax assets which primarily represent future income tax benefits associated with our operating losses. Realization of our deferred tax assets is dependent on generating sufficient pre-tax book income in future periods. Although we believe it is more likely than not that future income will be sufficient to allow us to recover the value of a portion of our U.S. deferred tax assets, realization is not assured and future events could cause us to change our judgment. If future events cause us to conclude that it is not more likely than not that we will be able to recover more or less of the current anticipated portion of deferred tax assets, we would be required to either decrease or increase the valuation allowance on our deferred tax assets at that time, which would result in a charge to income tax expense and a material increase or decrease in net income in the period in which we change our judgment. During the first quarter of fiscal 2021, we did not record any adjustment to valuation allowance on our U.S. deferred tax assets.
We entered into a tax sharing agreement with Harris Corporation (“Harris”) effective on January 26, 2007, the acquisition date of Stratex Networks, Inc. (“Stratex”). The tax sharing agreement addresses, among other things, the settlement process associated with pre-merger tax liabilities and tax attributes that were attributable to the Microwave Communication Division when it was a division of Harris. There have been no settlement payments recorded since the acquisition date.
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
During the first quarter of 2021, we received a tax refund of $1.2 million from the Federal Revenue of Brazil related to our withholding tax refund claim and recorded minimal tax expense related to interest as a discrete item.
We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign and state income taxes. Such interest expense was not material for the three months ended October 2, 2020 and September 27, 2019.
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

Note 11. Net Income Per Share of Common Stock
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
The following table presents the computation of basic and diluted net income per share:

	Three Months Ended
(In thousands, except per share amounts)	October 2, 2020	September 27, 2019
Numerator:
Net income	$5,936	$54

Denominator:
Weighted-average shares outstanding, basic	5,411	5,347
Effect of potentially dilutive equivalent shares	135	183
Weighted-average shares outstanding, diluted	5,546	5,530

Net income per share of common stock outstanding:
Basic	$1.10	$0.01
Diluted	$1.07	$0.01
The following table summarizes the weighted-average equity awards that were excluded from the diluted net income per share calculations since they were anti-dilutive:

	Three Months Ended
(In thousands)	October 2, 2020	September 27, 2019
Stock options	171	378
Restricted stock units and performance stock units	25	35
Total shares of common stock excluded	196	413

Note 12. Commitments and Contingencies
Purchase Orders and Other Commitments
From time to time in the normal course of business, we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf, in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of October 2, 2020, we had outstanding purchase obligations with our suppliers or contract manufacturers of $23.5 million. In addition, we had contractual obligations of approximately $1.4 million associated with software licenses as of October 2, 2020.

Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies, or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations, and similar transactions, or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of October 2, 2020, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements, and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of October 2, 2020, we had commercial commitments of $58.7 million outstanding that were not recorded on our unaudited condensed consolidated balance sheets. We do not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on these performance guarantees in the future.
Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our products infringe the intellectual property rights of a third party. As of October 2, 2020, we have not received any notice that any customer is subject to an infringement claim arising from the use of our products; we have not received any request to defend any customers from infringement claims arising from the use of our products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of October 2, 2020, we had not recorded any liabilities related to these indemnifications.
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
COVID-19
In March 2020, the World Health Organization characterized a recent pandemic of respiratory illness caused by novel coronavirus disease, known as COVID-19, as a pandemic. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. The COVID-19 pandemic may have an impact on our operations, supply chains and distribution systems and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking or requiring. The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. Management is actively monitoring the impact of COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry, and workforce.
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
The impact to our supply chain lead times and ability to fulfill orders was minimal for the three months ended October 2, 2020. However, depending on pandemic-related factors like the uncertain duration of temporary manufacturing restrictions as well as our ability to perform field services during shelter in place orders, we could experience constraints and delays in fulfilling customer orders in future periods. We continue to monitor, assess and adapt to the situation and prepare for implications to our business, supply chain and customer demand. We expect these challenges to continue until business and economic activities return to more normal levels. The financial results for the three months ended October 2, 2020 reflect some of the reduced activity experienced during the period in various locations around the world and are not necessarily indicative of the results for the full year.

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
These forward-looking statements are based on estimates reflecting the current beliefs of the senior management of the Company. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to, the following:

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
Other factors besides those listed here also could adversely affect us. See “Item 1A. Risk Factors” in our fiscal 2020 Annual Report on Form 10-K filed with the SEC on August 27, 2020 for more information regarding factors that may cause our results to differ materially from those expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q.
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

Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2021 and 2020 Results
The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes. In the discussion herein, our fiscal year ending July 2, 2021 is referred to as “fiscal 2021” or “2021” and our fiscal year ended July 3, 2020 is referred to as “fiscal 2020” or “2020.”
Overview
We anticipate modest growth in revenue in fiscal 2021. We have a healthy backlog entering fiscal 2021 for North American private network projects and we anticipate continuing our strong momentum across these verticals. We have made inroads into the U.S. rural broadband and wireless internet service provider areas and there is now further evidence now of investment to support 5G deployments with our U.S. service provider customers. Internationally, we are continuing a more conservative view of our revenue opportunity based on a variety of factors that have led to an overall capital spending decline and increased competitive intensity.
In March 2020, the World Health Organization characterized the current respiratory illness caused by novel coronavirus disease, known as COVID-19, as a pandemic. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. The COVID-19 pandemic has had and is likely to continue to have an impact on our operations, supply chains and distribution systems. COVID-19 pandemic has led to an increase in our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking or requiring. The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. Management is actively monitoring the impact of COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry, and workforce.
Our first priority remains the health and safety of our employees and their families. Employees whose tasks can be done offsite have been instructed to work from home. Our manufacturing sites remain operational, and we are maintaining social distancing and have enhanced cleaning protocols and usage of personal protective equipment, where appropriate.
The impact to our supply chain lead times and ability to fulfill orders was minimal for the three months ended October 2, 2020. However, depending on pandemic-related factors like the uncertain duration of temporary manufacturing restrictions as well as our ability to perform field services during shelter in place orders, we could experience constraints and delays in fulfilling customer orders in future periods. We are monitoring, assessing and adapting to the situation and preparing for implications to our business, supply chain and customer demand. We expect these challenges to continue until business and economic activities return to more normal levels. The financial results for the three months ended October 2, 2020 reflect some of the reduced activity experienced during the period in various locations around the world and are not necessarily indicative of the results for the full year.

Operations Review
The market for mobile backhaul continued to be our primary addressable market segment globally in the first quarter of fiscal 2021. In North America, we supported long-term evolution (“LTE”) deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of some large 3G deployments, and LTE deployments. Our position continues to be to support our customers for 5G and LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. We continue to find that our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. However, as disclosed above and in the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K filed with the SEC on August 27, 2020, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we service.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe and Russia, and (3) Latin America and Asia Pacific. Revenue by region for the three months ended October 2, 2020 and September 27, 2019 and the related changes were as follows:

	Three Months Ended
(In thousands, except percentages)	October 2, 2020	September 27, 2019	$ Change	% Change
North America	$45,499	$39,767	$5,732	14.4%
Africa and the Middle East	10,571	10,593	(22)	(0.2)%
Europe and Russia	2,262	3,407	(1,145)	(33.6)%
Latin America and Asia Pacific	7,958	4,847	3,111	64.2%
Total revenue	$66,290	$58,614	$7,676	13.1%
Our revenue in North America increased by $5.7 million, or 14.4%, during the first quarter of fiscal 2021 compared with the same period of fiscal 2020 primarily due to an increase in private network projects as well as an increase in mobile operator sales.
Our revenue in Africa and the Middle East was consistent for the first quarter of fiscal 2021 compared with the same period of fiscal 2020.
Revenue in Europe and Russia decreased by $1.1 million, or 33.6%, for the first quarter of fiscal 2021 compared with the same period of fiscal 2020 primarily due to lower sales to mobile operator customers in the region.
Revenue in Latin America and Asia Pacific increased by $3.1 million, or 64.2%, during the first quarter of fiscal 2021 compared with the same period of fiscal 2020 primarily due to higher sales to mobile operator customers in the region.

	Three Months Ended
(In thousands, except percentages)	October 2, 2020	September 27, 2019	$ Change	% Change
Product sales	$44,464	$36,594	$7,870	21.5%
Services	21,826	22,020	(194)	(0.9)%
Total revenue	$66,290	$58,614	$7,676	13.1%
Our revenue from product sales increased by $7.9 million, or 21.5%, for the first quarter of fiscal 2021 compared with the same quarter of fiscal 2020. Product sales increased compared to the same period in fiscal 2020 in all regions, except for Europe and Russia.
Gross Margin

	Three Months Ended
(In thousands, except percentages)	October 2, 2020	September 27, 2019	$ Change	% Change
Revenue	$66,290	$58,614	$7,676	13.1%
Cost of revenue	42,041	36,058	5,983	16.6%
Gross margin	$24,249	$22,556	$1,693	7.5%
% of revenue	36.6%	38.5%
Product margin %	37.2%	43.1%
Service margin %	35.3%	30.8%
Gross margin for the first quarter of fiscal 2021 increased by $1.7 million, or 7.5% compared with the same quarter of fiscal 2020. Our gross margin increased from the same period last year primarily due to the increased volume of product sales and improved profitability of services.
Product margin as a percentage of product revenue decreased in the first quarter of fiscal 2021 compared with the same period of fiscal 2020 primarily due to product and regional mix. Service margin as a percentage of service revenue increased in the first quarter of fiscal 2021 compared with the same period in fiscal 2020 from improved profitability in most regions.
Research and Development Expenses

	Three Months Ended
(In thousands, except percentages)	October 2, 2020	September 27, 2019	$ Change	% Change
Research and development	$4,847	$5,216	$(369)	(7.1)%
% of revenue	7.3%	8.9%
Our research and development expenses decreased by $0.4 million, or 7.1%, in the first quarter of fiscal 2021 compared with the same period of fiscal 2020 primarily due to cost savings initiatives implemented in the second half of fiscal 2020.
Selling and Administrative Expenses

	Three Months Ended
(In thousands, except percentages)	October 2, 2020	September 27, 2019	$ Change	% Change
Selling and administrative	$12,837	$14,644	$(1,807)	(12.3)%
% of revenue	19.4%	25.0%
Our selling and administrative expenses decreased by $1.8 million, or 12.3%, in the first quarter of fiscal 2021 compared with the same period in fiscal 2020 primarily due to cost savings initiatives implemented in the second half of fiscal 2020.
Restructuring Charges

	Three Months Ended
(In thousands, except percentages)	October 2, 2020	September 27, 2019	$ Change	% Change
Restructuring charges	$—	$1,177	$(1,177)	—%
We recognized in the first quarter of fiscal 2020 restructuring charges of $1.2 million related to the Fiscal 2020 Plan, which was primarily to consolidate product development, right size our resources to support our International business and other support functions.
Interest Income, Interest Expense and Other (Expense) Income, Net

	Three Months Ended
(In thousands, except percentages)	October 2, 2020	September 27, 2019	$ Change	% Change
Interest income	$36	$86	$(50)	(58.1)%
Interest expense	$(1)	$(3)	$2	(66.7)%
Interest income reflected interest earned on our cash equivalents which were comprised of money market funds and bank certificates of deposit.
Interest expense was primarily related to interest associated with borrowings under the SVB Credit Facility and discounts on customer letters of credit.
Income Taxes

	Three Months Ended
(In thousands, except percentages)	October 2, 2020	September 27, 2019	$ Change	% Change
Income before income taxes	$6,600	$1,602	$4,998	312.0%
Provision for income taxes	$664	$1,548	$(884)	(57.1)%
We estimate our annual effective tax rate at the end of each quarterly period, and we record the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances.
The tax expense for the first quarter of fiscal 2021 was primarily due to tax expense related to profitable subsidiaries. The tax expense for the first quarter of fiscal 2020 was primarily due to tax expense related to profitable subsidiaries and a $0.6 million increase in our reserves for uncertain tax positions.
During the first quarter of 2021, we received a tax refund of $1.2 million from the Federal Revenue of Brazil related to our withholding tax refund claim and recorded minimal tax expense related to interest as a discrete item.
We continue to record a partial valuation allowance on our U.S. deferred tax assets which primarily represent future income tax benefits associated with our operating losses. Realization of our deferred tax assets is dependent on generating sufficient pre-tax book income in future periods. Although we believe it is more likely than not that future income will be sufficient to allow us to recover the value of a portion of our U.S. deferred tax assets, realization is not assured and future events could cause us to change our judgment. If future events cause us to conclude that it is not more likely than not that we will be able to recover more or less of the current anticipated portion of deferred tax assets, we would be required to either decrease or increase the valuation allowance on our deferred tax assets at that time, which would result in a charge to income tax expense and a material increase or decrease in net income in the period in which we change our judgment. During the first quarter of fiscal 2021, we did not record any adjustment to valuation allowance on our U.S. deferred tax assets.

Liquidity, Capital Resources, and Financial Strategies
Sources of Cash
As of October 2, 2020, our total cash and cash equivalents were $36.2 million. Approximately $21.3 million, or 58.9%, was held in the United States. The remaining balance of $14.9 million, or 41.1%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries at October 2, 2020, $14.4 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to foreign withholding taxes.
Operating Activities
Cash provided by or used in operating activities is presented as net income adjusted for non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities was $4.2 million for the first three months of fiscal 2021, compared to $5.6 million for the first three months of fiscal 2020; this difference was primarily related to a net change in Accounts receivable and partially offset by the net change in Net income. Net cash provided by noncash items was $2.8 million for the first three months 2021, compared to $2.3 million for the comparable period in Fiscal 2020. The net changes in operating assets and liabilities resulted in a net use of cash of $4.5 million for the first three months of fiscal 2021, compared to net cash provided by $3.3 million for the same period in fiscal 2020.
Changes in operating assets and liabilities resulted in a net use of cash for the first three months of fiscal 2021 was primarily related to Accounts receivable that fluctuate from period to period, depending on the amount, timing of sales and billing activities and cash collections; and the timing of Accrued expenses. The use of cash from assets and liabilities was partially offset by cash provided by the timing of payments of Accounts payable and changes in Inventory due to demand and our focus on inventory management.
Investing Activities
Net cash used in investing activities was $1.0 million and $1.3 million for the first three months of fiscal 2021 and 2020, respectively, which consisted of capital expenditures. During the remainder of fiscal year 2021, we expect to spend approximately $4.0 million for capital expenditures, primarily on equipment for development and manufacturing of new products and IT infrastructure.
Financing Activities
Financing cash flows consist primarily of proceeds and repayments of short-term debt, repurchase of stock and proceeds from sale of share of common stock through employee equity plans. Net cash used in financing activities was $8.7 million for the first three months of fiscal 2021, primarily due to $9.0 million repayment of short-term debt.
As of October 2, 2020, our principal sources of liquidity consisted of $36.2 million in cash and cash equivalents; $23.5 million of available credit under our $25.0 million credit facility with Silicon Valley Bank (“SVB Credit Facility”) which matures on June 28, 2021, and future collections of receivables from customers. We regularly require letters of credit from certain customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically, our primary sources of liquidity have been cash flows from operations and credit facilities.
We believe that our existing cash and cash equivalents, the available line of credit under the SVB Credit Facility and future cash collections from customers will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for at least the next 12 months. On May 4, 2020, we entered into Amendment No. 3 to Third Amended and Restated Loan and Security Agreement which extended the maturity date of the SVB Credit Facility to June 28, 2021. While we intend to continue to renew the SVB Credit Facility annually, there can be no assurance that the SVB Credit Facility will be renewed. In addition, there can be no assurance that our business will generate cash flow from operations, that we will be in compliance with the quarterly financial covenants contained in the SVB Credit Facility, or that we will have a sufficient borrowing base under such facility. If we are not in compliance with the financial covenants or do not have sufficient eligible accounts receivable to support our borrowing base, borrowings under the SVB Credit Facility may not be available or our borrowing base may be diminished. Over the longer term, if we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations that may arise in the future, we may be required to sell assets, reduce capital expenditures, or obtain financing. If we need to obtain additional financing, we cannot be assured that it will be available on favorable terms, or at all. Our ability to make scheduled principal payments or pay interest on or refinance any future indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the microwave communications market and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
As of October 2, 2020, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility. We repaid the outstanding balance of $9.0 million during the first three months of fiscal 2021; therefore, there was no amount outstanding as of October 2, 2020.
In addition, we have an uncommitted short-term line of credit of $0.3 million from a bank in New Zealand to support the operations of our subsidiary located there. This line of credit provides for $0.2 million in short-term advances at various interest rates, all of which was available as of October 2, 2020 and July 3, 2020. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of October 2, 2020 and July 3, 2020. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.
Restructuring Payments
We had liabilities for restructuring activities totaling $1.8 million as of October 2, 2020, which was classified as current liabilities and expected to be paid out in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.
Contractual Obligations
The amounts disclosed in our fiscal 2020 Annual Report on Form 10-K filed with the SEC on August 27, 2020 include our commercial commitments and contractual obligations. During the first three months of fiscal 2021, no material changes occurred in our contractual obligations to purchase goods and services or to make payments under operating leases or our contingent liabilities on outstanding letters of credit, guarantees, and other arrangements as disclosed in our fiscal 2020 Annual Report on Form 10-K.
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
Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of October 2, 2020, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.
As of October 2, 2020, we had commercial commitments of $58.7 million.
Please refer to “Note 12 Commitments and Contingencies” of the Notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for Contractual Obligations and Off-Balance Sheet Arrangements.

Critical Accounting Estimates
For information about our critical accounting estimates, see the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2020 Annual Report on Form 10-K.

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
As of October 2, 2020, we had no foreign currency forward contracts.
Net foreign exchange income recorded in our unaudited condensed consolidated statements of operations during the three months ended October 2, 2020 and September 27, 2019 was as follows:

	Three Months Ended
(In thousands)	October 2, 2020	September 27, 2019
Amount included in costs of revenues	$524	$216
Certain of our international business is transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars for the first three months of fiscal 2021 and 2020 was $(0.4) million and $0.5 million, respectively, and was included as a component of stockholders’ equity. As of October 2, 2020 and July 3, 2020, the cumulative translation adjustment decreased our equity by $14.6 million and $15.0 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our credit facility.
Exposure on Cash Equivalents
We had $36.2 million in total cash and cash equivalents as of October 2, 2020. Cash equivalents totaled $21.5 million as of October 2, 2020 and were comprised of money market funds and bank certificates of deposit. Cash equivalents investments have been recorded at fair value on our balance sheet.
Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. The weighted-average days to maturity for cash equivalents held as of October 2, 2020 was 28 days, and these investments had an average yield of approximately 4.78% per annum. A 10% change in interest rates on our cash equivalents is not expected to have a material impact on our financial position, results of operations, or cash flows.
Exposure on Borrowings
Our borrowings under the SVB Credit Facility incurred interest at the prime rate plus a spread of 0.50% to 1.50% with such spread determined based on our adjusted quick ratio. During the first three months of fiscal 2021, our weighted-average interest rate was 3.75%, and the interest expense on these borrowings was insignificant.
A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations, or cash flows since interest on our borrowings is not material to our overall financial position.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with participation of our President and Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 2, 2020, are effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting
There were no changes to our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended October 2, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of legal proceedings as of October 2, 2020, please refer to “Legal Proceedings” and “Contingent Liabilities” under “Note 12 Commitments and Contingencies” of the Notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which are incorporated into this item by reference.

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows, and financial condition set forth under Item 1A, Risk Factors, in our fiscal 2020 Annual Report on Form 10-K filed with the SEC on August 27, 2020.
There have been no material changes from the risk factors described in such Annual Report, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In May 2018, our board of directors approved a stock repurchase program, which does not have an expiration date, for the repurchase of up to $7.5 million of our common stock. The repurchase program has been suspended temporarily since February 2020; therefore, during the first three months of fiscal 2021, we did not repurchase any shares of our common stock in the open market. As of October 2, 2020, $3.4 million remained available under our stock repurchase program.

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

3.2	Amended and Restated Bylaws of Aviat Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 24, 2020, File No. 001-33278)
4.1
Amended and Restated Tax Benefit Preservation Plan, dated as of August 27, 2020, by and between Aviat Networks, Inc. and Computershare Inc., as Rights Agent (incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 31, 2020, File No. 011-33278)

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

AVIAT NETWORKS, INC. (Registrant)
Date: November 5, 2020

By:	/s/ Eric Chang
Eric Chang Senior Vice President and Chief Financial Officer (duly authorized officer)