Form 10-Q
period 2021-01-01
AVIAT NETWORKS, INC.
filed 2021-02-03
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2021
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
Indicate by checkmark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock as of January 29, 2021 was 5,563,918.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended January 1, 2021

PART I.     FINANCIAL INFORMATION

Item 1.Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and par value amounts)	January 1, 2021	July 3, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$43,046	$41,618
Accounts receivable, net	49,450	44,661
Unbilled receivables	31,628	28,085
Inventories	17,588	13,997
Customer service inventories	1,202	1,234
Assets held for sale	2,218	—
Other current assets	11,243	10,355
Total current assets	156,375	139,950
Property, plant and equipment, net	13,451	16,911
Deferred income taxes	12,186	12,799
Right of use assets	3,147	3,474
Other assets	8,217	6,667
TOTAL ASSETS	$193,376	$179,801
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$37,623	$31,995
Accrued expenses	26,120	26,920
Short-term lease liabilities	935	1,445
Advance payments and unearned revenue	25,707	21,872
Short-term debt	—	9,000
Restructuring liabilities	1,373	2,738
Total current liabilities	91,758	93,970
Unearned revenue	8,282	8,142
Long-term lease liabilities	2,471	2,303
Other long-term liabilities	321	401
Reserve for uncertain tax positions	5,373	5,759
Deferred income taxes	608	545
Total liabilities	108,813	111,120
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 5,563,918 shares issued and outstanding at January 1, 2021; 5,400,487 shares issued and outstanding at July 3, 2020	56	54
Additional paid-in-capital	817,042	814,337
Accumulated deficit	(718,164)	(730,741)
Accumulated other comprehensive loss	(14,371)	(14,969)
Total equity	84,563	68,681
TOTAL LIABILITIES AND EQUITY	$193,376	$179,801
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	January 1, 2021	December 27, 2019	January 1, 2021	December 27, 2019
Revenues:
Revenue from product sales	$46,691	$34,152	$91,155	$70,746
Revenue from services	23,840	21,845	45,666	43,865
Total revenues	70,531	55,997	136,821	114,611
Cost of revenues:
Cost of product sales	27,458	22,968	55,367	43,790
Cost of services	16,164	14,710	30,296	29,946
Total cost of revenues	43,622	37,678	85,663	73,736
Gross margin	26,909	18,319	51,158	40,875
Operating expenses:
Research and development expenses	5,419	4,978	10,266	10,194
Selling and administrative expenses	13,612	14,457	26,449	29,101
Restructuring charges	—	381	—	1,558
Total operating expenses	19,031	19,816	36,715	40,853
Operating income (loss)	7,878	(1,497)	14,443	22
Interest income	38	120	74	206
Interest expense	—	(1)	(1)	(4)
Income (loss) before income taxes	7,916	(1,378)	14,516	224
Provision for income taxes	1,275	293	1,939	1,841
Net income (loss)	$6,641	$(1,671)	$12,577	$(1,617)

Net income (loss) per share of common stock outstanding:
Basic	$1.21	$(0.31)	$2.30	$(0.30)
Diluted	$1.16	$(0.31)	$2.23	$(0.30)
Weighted-average shares outstanding:
Basic	5,504	5,427	5,457	5,387
Diluted	5,710	5,427	5,639	5,387
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	January 1, 2021	December 27, 2019	January 1, 2021	December 27, 2019
Net income (loss)	$6,641	$(1,671)	$12,577	$(1,617)
Other comprehensive income (loss):
Net change in cumulative translation adjustments	184	410	598	(103)
Other comprehensive income (loss)	184	410	598	(103)
Comprehensive income (loss)	$6,825	$(1,261)	$13,175	$(1,720)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	January 1, 2021	December 27, 2019
Operating Activities
Net income (loss)	$12,577	$(1,617)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	2,661	2,115
Provision for (recovery from) uncollectible receivables	30	(54)
Share-based compensation	1,389	808
Deferred tax assets, net	676	(517)
Charges for inventory and customer service inventory write-downs	585	514
Loss on disposition of property, plant and equipment, net	24	10
Noncash lease expense	327	2,298
Changes in operating assets and liabilities:
Accounts receivable	(4,666)	7,354
Unbilled receivables	(3,499)	498
Inventories	(3,815)	(4,875)
Customer service inventories	(370)	(589)
Accounts payable	5,276	2,384
Accrued expenses	(646)	(297)
Advance payments and unearned revenue	3,798	4,121
Income taxes payable or receivable	(39)	1,800
Other assets and liabilities	(3,746)	(757)
Change in lease liabilities	(342)	(2,391)
Net cash provided by operating activities	10,220	10,805
Investing Activities
Payments for acquisition of property, plant and equipment	(1,376)	(2,417)
Net cash used in investing activities	(1,376)	(2,417)
Financing Activities
Proceeds from borrowings	—	18,000
Repayments of borrowings	(9,000)	(18,000)
Payments for repurchase of common stock	—	(1,401)
Payments for taxes related to net settlement of equity awards	(168)	(746)
Proceeds from issuance of common stock under employee stock plans	1,486	10
Net cash used in financing activities	(7,682)	(2,137)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	266	(129)
Net increase in cash, cash equivalents, and restricted cash	1,428	6,122
Cash, cash equivalents, and restricted cash, beginning of period	41,872	32,201
Cash, cash equivalents, and restricted cash, end of period	$43,300	$38,323

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended January 1, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of October 2, 2020	5,443,362	$54	$815,203	$(724,805)	$(14,555)	$75,897
Net income	—	—	—	6,641	—	6,641
Other comprehensive income, net of tax	—	—	—	—	184	184
Issuance of common stock under employee stock plans	121,024	2	1,061	—	—	1,063
Shares withheld for taxes related to vesting of equity awards	(468)	—	(40)	—	—	(40)
Share-based compensation	—	—	818	—	—	818
Balance as of January 1, 2021	5,563,918	$56	$817,042	$(718,164)	$(14,371)	$84,563

	Three Months Ended December 27, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of September 27, 2019	5,444,671	$54	$814,113	$(730,944)	$(13,249)	$69,974
Net loss	—	—	—	(1,671)	—	(1,671)
Other comprehensive income, net of tax	—	—	—	—	410	410
Issuance of common stock under employee stock plans	15,896	—	6	—	—	6
Stock repurchase	(46,087)	—	(653)	—	—	(653)
Share-based compensation	—	—	401	—	—	401
Balance as of December 27, 2019	5,414,480	$54	$813,867	$(732,615)	$(12,839)	$68,467

	Six Months Ended January 1, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of July 3, 2020	5,400,487	$54	$814,337	$(730,741)	$(14,969)	$68,681
Net income	—	—	—	12,577	—	12,577
Other comprehensive income, net of tax	—	—	—	—	598	598
Issuance of common stock under employee stock plans	169,515	2	1,484	—	—	1,486
Shares withheld for taxes related to vesting of equity awards	(6,084)	—	(168)	—	—	(168)
Share-based compensation	—	—	1,389	—	—	1,389
Balance as of January 1, 2021	5,563,918	$56	$817,042	$(718,164)	$(14,371)	$84,563

	Six Months Ended December 27, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of June 28, 2019	5,359,695	$54	$815,196	$(730,998)	$(12,736)	$71,516
Net loss	—	—	—	(1,617)	—	(1,617)
Other comprehensive loss, net of tax	—	—	—	—	(103)	(103)
Issuance of common stock under employee stock plans	208,708	2	8	—	—	10
Shares withheld for taxes related to vesting of equity awards	(52,384)	(1)	(745)	—	—	(746)
Stock repurchase	(101,539)	(1)	(1,400)	—	—	(1,401)
Share-based compensation	—	—	808	—	—	808
Balance as of December 27, 2019	5,414,480	$54	$813,867	$(732,615)	$(12,839)	$68,467

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information, and we have made estimates, assumptions and judgments affecting the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes, as discussed in greater detail below. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of our management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the three and six months ended January 1, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2020.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated.
We operate on a 52-week or 53-week year ending on the Friday closest to June 30. The three months ended January 1, 2021 and December 27, 2019 both consisted of 13 weeks. Fiscal year 2021 will be comprised of 52 weeks and will end on July 2, 2021. Fiscal year 2020 was comprised of 53 weeks and ended on July 3, 2020.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates, assumptions and judgments affecting the amounts reported and related disclosures. Estimates are based upon historical factors, current circumstances and the experience and judgment of our management. We evaluate our estimates and assumptions on an ongoing basis and may employ outside experts to assist us in making these evaluations. Changes in such estimates, based on more accurate information, or different assumptions or conditions, may affect amounts reported in future periods. Such estimates affect significant items, including revenue recognition, provision for uncollectible receivables, inventory valuation, valuation allowances for deferred tax assets, uncertainties in income taxes, contingencies and recoverability of long-lived assets. The actual results that we experience may differ materially from our estimates.
Summary of Significant Accounting Policies
There have been no material changes in our significant accounting policies as of January 1, 2021 and for the six months ended January 1, 2021, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 3, 2020.
Accounting Standards Adopted
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for

Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 became effective for us in our first quarter of fiscal 2021. We adopted this guidance during the first quarter of fiscal 2021. The adoption had no material impact on our unaudited condensed consolidated financial statements.
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

Note 2. Balance Sheet Components
Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of our cash, cash equivalents, and restricted cash reported within our unaudited condensed consolidated balance sheets that reconciles to the corresponding amount in our unaudited condensed consolidated statement of cash flows:

(In thousands)	January 1, 2021	July 3, 2020
Cash and cash equivalents	$43,046	$41,618
Restricted cash included in other assets	254	254
Total cash, cash equivalents, and restricted cash in the Statement of Cash Flows	$43,300	$41,872
Accounts Receivable, net
Our net accounts receivable are summarized below:

(In thousands)	January 1, 2021	July 3, 2020
Accounts receivable	$51,555	$46,502
Less: Allowances for collection losses	(2,105)	(1,841)
Total accounts receivable, net	$49,450	$44,661

Inventories
Our inventories are summarized below:

(In thousands)	January 1, 2021	July 3, 2020
Finished products	$11,783	$9,055
Raw materials and supplies	5,805	4,942
Total inventories	$17,588	$13,997
Consigned inventories included within raw materials and supplies	$3,144	$1,324
We currently rely on a few vendors for substantially all of our inventory purchases.
We record charges to adjust our inventory and customer service inventory due to excess and obsolete inventory resulting from lower sales forecasts, product transitioning, or discontinuance. The charges during the three and six months ended January 1, 2021 and December 27, 2019 were classified in cost of product sales as follows:

	Three Months Ended		Six Months Ended
(In thousands)	January 1, 2021	December 27, 2019	January 1, 2021	December 27, 2019
Excess and obsolete inventory charges	$134	$23	$197	$169
Customer service inventory write-downs	266	154	388	345
Total inventory charges	$400	$177	$585	$514
Assets Held for Sale
We consider properties to be Assets held for sale when management approves and commits to a plan to dispose of a property or group of properties. The property held for sale prior to the sale date is separately presented on the balance sheet as Assets held for sale.
During the quarter management initiated the sale of our facility located in the United Kingdom. We expect to complete the sale within the next twelve months. The carrying value of this asset held for sale as of January 1, 2021 of $2.2 million which represents the lower of the carrying value or fair value, net of estimated costs to sell the assets. We performed an analysis and determined the estimated fair value of the assets, less estimated selling costs, is higher than the carrying value of the assets. As a result, no impairment charge was recorded in our statement of operations.
Property, Plant and Equipment, net
Our property, plant and equipment, net are summarized below:

(In thousands)	January 1, 2021	July 3, 2020
Land	$210	$710
Buildings and leasehold improvements	6,849	11,737
Software	21,208	17,887
Machinery and equipment	50,837	52,293
Total property, plant and equipment, gross	79,104	82,627
Less: Accumulated depreciation and amortization	(65,653)	(65,716)
Total property, plant and equipment, net	$13,451	$16,911

Included in the total plant, property and equipment above were $0.4 million and $3.5 million of assets in progress which have not been placed in service as of January 1, 2021 and July 3, 2020, respectively. Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	January 1, 2021	December 27, 2019	January 1, 2021	December 27, 2019
Depreciation and amortization	$1,407	$1,077	$2,661	$2,115
Accrued Expenses
Our accrued expenses are summarized below:

(In thousands)	January 1, 2021	July 3, 2020
Accrued compensation and benefits	$10,194	$11,814
Accrued agent commissions	2,567	2,356
Accrued warranties	3,315	3,196
Other	10,044	9,554
Total accrued expenses	$26,120	$26,920
Accrued Warranties
We accrue for the estimated cost to repair or replace products under warranty. Changes in our warranty liability, which are included as a component of accrued expenses in our unaudited condensed consolidated balance sheets were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	January 1, 2021	December 27, 2019	January 1, 2021	December 27, 2019
Balance as of the beginning of the period	$3,107	$3,412	$3,196	$3,323
Warranty provision recorded during the period	488	253	772	757
Consumption during the period	(280)	(468)	(653)	(883)
Balance as of the end of the period	$3,315	$3,197	$3,315	$3,197
Advance Payments and Unearned Revenue
Our advance payments and unearned revenue are summarized below:

(In thousands)	January 1, 2021	July 3, 2020
Advance payments	$3,292	$2,529
Unearned revenue	22,415	19,343
Total advance payments and unearned revenue	$25,707	$21,872
Excluded from the balances above are $8.3 million and $8.1 million in long-term unearned revenue as of January 1, 2021 and July 3, 2020, respectively.

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
The carrying amounts, estimated fair values, and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of January 1, 2021 and July 3, 2020 were as follows:

	January 1, 2021		July 3, 2020		Valuation Inputs
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents:
Money market funds	$23,880	$23,880	$18,189	$18,189	Level 1
Bank certificates of deposit	$3,536	$3,536	$3,250	$3,250	Level 2
Liabilities:
Other accrued expenses:
Foreign exchange forward contracts	$—	$—	$14	$14	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items mainly are money market funds. As of January 1, 2021 and July 3, 2020, these money market funds were valued at $1.00 net asset value per share.
We classify items in Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes, or alternative pricing sources are available with reasonable levels of price transparency. Our bank certificates of deposit and foreign exchange forward contracts are classified within Level 2.
As of January 1, 2021 and July 3, 2020, we did not have any recurring assets or liabilities that were valued using significant unobservable inputs.
Our policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first six months of fiscal 2021 and 2020, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.

Note 4. Leases
The Company has facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 20 years and contain leasehold improvement incentives, rent holidays and escalation clauses.
We determine if an arrangement contains a lease at inception. These operating leases are included in "Right of use assets" on our unaudited condensed consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligations to make lease payments are included in "Short-term lease liabilities" and "Long-term lease liabilities" on our unaudited condensed consolidated balance sheets. We did not enter into any finance leases during the six months ended January 1, 2021.

The following summarizes our lease costs (in thousands):

	Three Months Ended		Six Months Ended
	January 1, 2021	December 27, 2019	January 1, 2021	December 27, 2019
	(In thousands)		(In thousands)
Operating lease costs	$301	$526	$614	$846
Short-term lease costs	359	287	817	771
Variable lease costs	94	93	162	156
Total lease costs	$754	$906	$1,593	$1,773

The following summarizes our lease term and discount rate for six months ended January 1, 2021:

Weighted average remaining lease term	7.7 years
Weighted average discount rate	6.5%

As of January 1, 2021, our future minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year were as follows (in thousands):

Amount
(In thousands)
Remainder of 2021	$632
2022	731
2023	467
2024	341
2025	353
Thereafter	2,000
Total lease payments	4,524
Less: interest	(1,118)
Present value of lease liabilities	$3,406

Note 5. Credit Facility and Debt
On May 4, 2020, we entered into Amendment No. 3 to Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Credit Facility”) which extended the expiration date to June 28, 2021. The SVB Credit Facility provides for a $25.0 million accounts receivable formula-based revolving credit facility that can be borrowed by our U.S. company, with a $25.0 million sublimit that can be borrowed by our Singapore subsidiary. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of the borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the accounts receivable formula based revolving credit facility can also be utilized to issue letters of credit with a $12.0 million sublimit. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of January 1, 2021, available credit under the SVB Credit Facility was $23.5 million, reflecting the lower available limit of $25.0 million less outstanding letters of credit of $1.5 million. As of July 3, 2020, our outstanding debt balance under the SVB Credit Facility, classified as a current liability, was $9.0 million, and the interest rate was 3.75%. We repaid the outstanding debt balance in July 2020.
The SVB Credit Facility carries an interest rate computed, at our option, based on either (i) at the prime rate reported in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio; or (ii) if we satisfy a minimum adjusted quick ratio, a LIBOR rate determined in accordance with the SVB Credit Facility, plus a spread of 2.75%. Any outstanding Singapore subsidiary borrowed loans shall bear interest at an additional 2.00% above the applicable prime or LIBOR rate. During the first six months of fiscal 2021, the weighted-average interest rate on our outstanding loan was 3.75%.
The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with Silicon Valley Bank may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 5.00% above the applicable interest rate. As of January 1, 2021, we were in compliance with the quarterly financial covenants contained in the SVB Credit Facility, as amended.
We also obtained an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our New Zealand subsidiary. This line of credit provides for up to $0.3 million in short-term advances at various interest rates, all of which was available as of January 1, 2021 and July 3, 2020. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of January 1, 2021 and July 3, 2020. This line of credit may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.

Note 6. Revenue Recognition
Contract Balances, Performance Obligations, and Backlog

The following table provides information about receivables and liabilities from contracts with customers (in thousands):

	January 1, 2021	July 3, 2020
Contract Assets
Accounts receivable, net	$49,450	$44,661
Unbilled receivables	31,628	28,085
Capitalized commissions	1,611	1,157
Contract Liabilities
Advance payments and unearned revenue	25,707	21,872
Unearned revenue, long-term	8,282	8,142
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
As of January 1, 2021, we had $34.0 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 50% is expected to be recognized as revenue in the remainder of fiscal 2021 and the balance thereafter. During the six months ended January 1, 2021 we recognized approximately $15.8 million which was included in advance payments and unearned revenue at the beginning of the reporting period.
Remaining Performance Obligations

The aggregate amount of transaction price allocated to our unsatisfied (or partially unsatisfied) performance obligations was approximately $77.0 million at January 1, 2021. Of this amount, we expect to recognize approximately 60% as revenue during the next 12 months, with the remaining amount to be recognized as revenue within two to five years.

Note 7. Segment and Geographic Information
We operate in one reportable business segment: the design, manufacturing, and sale of a range of wireless networking products, solutions, and services. Our financial performance is regularly reviewed by our chief operating decision maker who is our chief executive officer.
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for the three and six months ended January 1, 2021 and December 27, 2019 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	January 1, 2021	December 27, 2019	January 1, 2021	December 27, 2019
North America	$49,158	$36,472	$94,657	$76,239
Africa and the Middle East	10,663	8,856	21,234	19,449
Europe and Russia	1,511	2,418	3,773	5,825
Latin America and Asia Pacific	9,199	8,251	17,157	13,098
Total revenue	$70,531	$55,997	$136,821	$114,611
The loss of a significant portion of business from any significant customers could adversely affect our unaudited condensed consolidated financial statements.
Customers accounting for 10% or more of our total revenue was as follows:

	Three Months Ended		Six Months Ended
	January 1, 2021	December 27, 2019	January 1, 2021	December 27, 2019
A U.S. State Government Customer	12.5%	*	*	*
Motorola Solutions, Inc.	*	*	*	10.0%
*Less than 10.0%
Customers accounting for 10% or more of our accounts receivable was as follows:

	January 1, 2021	July 3, 2020
A U.S. State Government Customer	18.3%	*
Mobile Telephone Networks Group (MTN Group)	*	21.0%
*Less than 10.0%
Note 8. Equity
Stock Repurchase Program
In May 2018, our board of directors approved a stock repurchase program, which does not have an expiration date, for the repurchase of up to $7.5 million of our common stock.
All repurchased shares were retired. As of January 1, 2021, $3.4 million remained available under our stock repurchase program. The repurchase program has been suspended temporarily since February 2020. Therefore, during the first six months of fiscal 2021, we have not repurchased any shares of our common stock in the open market.

Stock Incentive Programs
At January 1, 2021, we had one stock incentive plan for our employees and non-employee directors, the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units.

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
During the six months ended January 1, 2021, we granted 55,714 restricted stock units, 35,869 performance restricted stock units and 112,732 stock options to purchase shares of our common stock.
Total compensation expense for share-based awards included in our unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	January 1, 2021	December 27, 2019	January 1, 2021	December 27, 2019
By Expense Category:
Cost of revenues	$93	$52	$165	$96
Research and development	57	32	97	59
Selling and administrative	668	317	1,127	653
Total share-based compensation expense	$818	$401	$1,389	$808
By Types of Award:
Options	$223	$153	$390	$263
Restricted and performance stock awards and units	595	248	999	545
Total share-based compensation expense	$818	$401	$1,389	$808
As of January 1, 2021, there was approximately $1.2 million of total unrecognized compensation expense related to non-vested stock options granted which are expected to be recognized over a weighted-average period of 2.1 years. As of January 1, 2021, there was $2.9 million of total unrecognized compensation expense related to non-vested stock awards which are expected to be recognized over a weighted-average period of 1.8 years.
On September 6, 2016, our Board of Directors authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of our common stock, par value $0.01 per share, to our stockholders of record as of the close of business on September 16, 2016 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company at an exercise price of $35.00 per one one-thousandth of a Preferred Share, subject to adjustment. Until the rights become exercisable, they will not be evidenced by separate certificates and will trade automatically with shares of the Company’s common stock. The Rights have a de minimis fair value. The complete terms of the Rights are set forth in a Tax Benefit Preservation Plan (the “Plan”), dated as of September 6, 2016, between the Company and Computershare Inc., as rights agent. By adopting the Plan, we are helping to preserve the value of certain deferred tax benefits, including those generated by net operating losses (collectively, the “Tax Benefits”), which could be lost in the event of an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended. The Plan reduces the likelihood that changes in our investor base have the unintended effect of limiting our use of the Tax Benefits. The Plan expired on September 6, 2019. On March 3, 2020, our Board of Directors reauthorized the Plan at the same term with a Record Date of March 13, 2020. On August 27, 2020, we entered into the Amended and Restated Tax Benefit Preservation Plan (the “Amended and Restated Plan”) with Computershare Inc. as Rights Agent.
The Amended and Restated Plan, reauthorized by our Board of Directors on March 3, 2020, was approved by our shareholders at our Annual Shareholders’ Meeting held on November 11, 2020.

Note 9. Restructuring Activities
The following table summarizes our restructuring-related activities:

	Severance and Benefits					Facilities and Other	Total
(In thousands)	Q4 2020 Plan	Q3 2020 Plan	Fiscal 2020	Fiscal 2018-2019 Plan	Prior Years' Plan	Fiscal 2015-2016 Plan
Accrual balance, July 3, 2020	$1,557	$431	$360	$90	$64	$236	$2,738
Cash payments	(345)	(170)	(269)	(90)	(39)	—	(913)
Foreign exchange impact	—	—	—	—	—	10	10
Accrual balance, October 2, 2020	1,212	261	91	—	25	246	1,835
Cash payments	(395)	(81)	—	—	—	—	(476)
Foreign exchange impact	(45)	—	36	—	13	10	14
Accrual balance, January 1, 2021	$772	$180	$127	$—	$38	$256	$1,373
As of January 1, 2021, the accrual balance of $1.4 million was in short-term restructuring liabilities on our unaudited condensed consolidated balance sheets.
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
Fiscal 2015-2016 Plan
In January 2018, we reached a settlement with a certain foreign government for grant liabilities which allowed us to reduce our estimated payments relating to prior years’ restructuring plan by $0.3 million. During the third quarter of fiscal 2015, with the intent to bring our operational cost structure in line with the changing dynamics of the microwave radio and telecommunications markets, we initiated a restructuring plan (the “Fiscal 2015-2016 Plan”) to lower fixed overhead costs and operating expenses and to preserve cash flow. Activities under the Fiscal 2015-2016 Plan primarily included reductions in workforce across the Company, but primarily in operations outside the United States. We completed the restructuring activities under the Fiscal 2015-2016 Plan as of July 1, 2016. Payments related to the accrued restructuring liability balance for this plan are expected to be paid in fiscal 2021.
For further information, see “Note 7. Restructuring Activities” in Part II, Item 8 of our 2020 Form 10-K.

Note 10. Income Taxes
Our effective tax rate varies from the U.S. federal statutory rate of 21% primarily due to results of foreign operations that are subject to income taxes at different statutory rates, certain jurisdictions where we cannot recognize tax benefit on current losses, and partial valuation allowance against U.S. federal and state deferred tax assets. During interim periods, we accrue tax expenses for jurisdictions that are anticipated to be profitable for fiscal 2021.
The determination of our income taxes for the six months ended January 1, 2021 and December 27, 2019 was based on our estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. Our tax expense for the six months ended January 1, 2021 was primarily due to tax expense related to profitable subsidiaries and $0.4 million of tax expense related to an audit settlement with the Financial Administration of the Republic of Slovenia. The tax expense for the six months ended December 27, 2019 was primarily due to tax expense related to profitable subsidiaries and $0.6 million increase in our reserves for uncertain tax positions.
We continue to record a partial valuation allowance on our U.S. deferred tax assets which primarily represent future income tax benefits associated with our operating losses. Realization of our deferred tax assets is dependent on generating sufficient pre-tax book income in future periods. Although we believe it is more likely than not that future income will be sufficient to allow us to recover the value of a portion of our U.S. deferred tax assets, realization is not assured and future events could cause us to change our judgment. If future events cause us to conclude that it is not more likely than not that we will be able to recover more or less of the current anticipated portion of deferred tax assets, we would be required to either decrease or increase the valuation allowance on our deferred tax assets at that time, which would result in a charge to income tax expense and a material increase or decrease in net income in the period in which we change our judgment. During the second quarter of fiscal 2021, we did not record any adjustment to valuation allowance on our U.S. deferred tax assets.
We entered into a tax sharing agreement with Harris Corporation (“Harris”) effective on January 26, 2007, the acquisition date of Stratex Networks, Inc. The tax sharing agreement addresses, among other things, the settlement process associated with pre-merger tax liabilities and tax attributes that were attributable to the Microwave Communication Division when it was a division of Harris. There have been no settlement payments recorded since the acquisition date. To the extent we become more profitable in the U.S. in the future, we may be required to make certain payments to Harris which is currently not estimable.
We have a number of open income tax audits covering various tax years, which vary from jurisdiction to jurisdiction. Our major tax jurisdictions that are open and subject to potential audits include the U.S., Singapore, Nigeria, Saudi Arabia and the Ivory Coast. The earliest years for these jurisdictions are as follows: U.S. - 2003; Singapore - 2015; Nigeria - 2006; Saudi Arabia - 2019, and Ivory Coast - 2017.
During the first quarter of 2021, we received a tax refund of $1.2 million from the Federal Revenue of Brazil related to our withholding tax refund claim and recorded minimal tax expense related to interest as a discrete item.
During the second quarter of 2021, we effectively settled a tax audit with the Financial Administration of the Republic of Slovenia for fiscal years 2016 to 2018 and recorded $0.4 million of tax expense related to the denial of research and development tax relief as a discrete item. During the second quarter of 2021, we effectively settled a tax audit with the General Authority of Zakat and Tax in Saudi Arabia for fiscal years 2016 to 2018 and recorded minimal tax benefit related to the release of previously recorded ASC 740-10 reserve as a discrete item.
We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign and state income taxes. Such interest expense was not material for the three and six months ended January 1, 2021 and December 27, 2019.
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act which provided certain tax relief measures including, but not limited to, (1) a five-year net operating loss carryback, (2) changes in the deduction of interest, (3) acceleration of alternative minimum tax credit (“AMT”) refunds, and (4) a technical correction to allow accelerated deductions for qualified improvement property. The Tax Cuts and Jobs Act repealed the corporate AMT credit and allowed taxpayers to claim any unused AMT credit over four tax years beginning in tax year 2018. The CARES Act allows for acceleration of the refundable AMT credit up to 100% of the AMT credit to be refunded in tax year 2018. During the third quarter of fiscal 2020, in connection with our analysis of the impact of the CARES Act, we reclassified the refundable AMT credit of $3.4 million from a long-term to short-term receivable and recorded no income tax effects on the other tax relief measures of the CARES Act.
On December 27, 2020, the US enacted the Consolidated Appropriations Act of 2021 (CAA) which extended and expanded certain tax relief measures created by the CARES Act, including, but not limited to, (1) second round of Payroll Protection Program loans, and (2) the Employer Retention Credit for 2021. We continue to examine the elements of CARES Act and CAA and the impact they may have on our future business.

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
The following table presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	January 1, 2021	December 27, 2019	January 1, 2021	December 27, 2019
Numerator:
Net income (loss)	$6,641	$(1,671)	$12,577	$(1,617)

Denominator:
Weighted-average shares outstanding, basic	5,504	5,427	5,457	5,387
Effect of potentially dilutive equivalent shares	206	—	182	—
Weighted-average shares outstanding, diluted	5,710	5,427	5,639	5,387

Net income (loss) per share of common stock outstanding:
Basic	$1.21	$(0.31)	$2.30	$(0.30)
Diluted	$1.16	$(0.31)	$2.23	$(0.30)
The following table summarizes the weighted-average equity awards that were excluded from the diluted net income (loss) per share calculations since they were anti-dilutive:

	Three Months Ended		Six Months Ended
(In thousands)	January 1, 2021	December 27, 2019	January 1, 2021	December 27, 2019
Stock options	107	406	94	392
Restricted stock units and performance stock units	—	171	—	156
Total shares of common stock excluded	107	577	94	548

Note 12. Commitments and Contingencies
Purchase Orders and Other Commitments
From time to time in the normal course of business, we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf, in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of January 1, 2021, we had outstanding purchase obligations with our suppliers or contract manufacturers of $25.8 million. In addition, we had contractual obligations of approximately $1.2 million associated with software licenses as of January 1, 2021.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies, or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations, and similar transactions, or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of January 1, 2021, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements, and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of January 1, 2021, we had commercial commitments of $59.7 million outstanding that were not recorded on our unaudited condensed consolidated balance sheets. We do not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on these performance guarantees in the future.
Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our products infringe the intellectual property rights of a third party. As of January 1, 2021, we have not received any notice that any customer is subject to an infringement claim arising from the use of our products; we have not received any request to defend any customers from infringement claims arising from the use of our products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of January 1, 2021, we had not recorded any liabilities related to these indemnifications.
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
In March 2016, an enforcement action by the Indian Department of Revenue, Ministry of Finance was brought against our subsidiary Aviat Networks (India) Private Limited (“Aviat India”) relating to the non-realization of intercompany receivables and non-payment of intercompany payables, which originated from 1999 to 2012, within the time frames dictated by the Indian regulations under the Foreign Exchange Management Act. In November 2017, the Indian Department of Revenue, Ministry of Finance also initiated a similar action against Telsima Communications Private Limited (“Telsima India”), a subsidiary of the Company, relating to the non-realization of intercompany receivables and non-payment of intercompany payables which originated from the period prior to our acquisition of Telsima India in February 2009.  In September 2019, our directors of Aviat India appeared before the Ministry of Finance Enforcement Directorate.  No settlement offers were discussed at the meeting and the matter is still ongoing with no subsequent hearing date currently scheduled.  We have accrued an immaterial amount representing the estimated probable loss for which we would settle the matter.  We currently cannot form an estimate of the range of loss in excess of our amounts already accrued. If the outcome of this matter is greater than the current immaterial amount accrued, we intend to dispute it vigorously.
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
COVID-19
In March 2020, the World Health Organization characterized a recent pandemic of respiratory illness caused by novel coronavirus disease, known as COVID-19, as a pandemic. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. The COVID-19 pandemic may have an impact on our operations, supply chains and distribution systems and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking or requiring. The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. Management is actively monitoring the impact of the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry, and workforce. Additionally we have undertaken measures to protect our employees, suppliers, and customers, including encouraging, and in many cases requiring employees to work remotely as appropriate. We have also modified some of our controls procedures but those changes have not been significant.

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
The impact to our supply chain lead times and ability to fulfill orders was minimal for the three and six months ended January 1, 2021. However, depending on pandemic-related factors like the uncertain duration of temporary manufacturing restrictions as well as our ability to perform field services during shelter in place orders, we could experience constraints and delays in fulfilling customer orders in future periods. We continue to monitor, assess and adapt to the situation and prepare for implications to our business, supply chain and customer demand. We expect these challenges to continue until business and economic activities return to more normal levels. The financial results for the three and six months ended January 1, 2021 reflect some of the reduced activity experienced during the period in various locations around the world and are not necessarily indicative of the results for the full year.

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
Overview
We anticipate growth in revenue in fiscal 2021. We have a healthy backlog entering fiscal 2021 and we anticipate continuing our strong momentum across all verticals. We have made inroads into the U.S. rural broadband and wireless internet service provider areas and there is now further evidence of investment to support 5G deployments with our U.S. service provider customers. Internationally, we are continuing a more conservative view of our revenue opportunity based on a variety of factors that have led to an overall capital spending decline and increased competitive intensity.
In March 2020, the World Health Organization characterized the current respiratory illness caused by novel coronavirus disease, known as COVID-19, as a pandemic. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. The COVID-19 pandemic has had and is likely to continue to have an impact on our operations, supply chains and distribution systems. The COVID-19 pandemic has led to an increase in our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking or requiring. The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, including the ongoing vaccination efforts and how quickly and to what extent normal economic and operating activities can resume. Management is actively monitoring the impact of the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry, and workforce.

Our first priority remains the health and safety of our employees and their families. Employees whose tasks can be done offsite have been instructed to work from home. Our manufacturing sites remain operational, and we are maintaining social distancing and have enhanced cleaning protocols and usage of personal protective equipment, where appropriate.
The impact to our supply chain lead times and ability to fulfill orders was minimal for the three and six months ended January 1, 2021. However, depending on pandemic-related factors like the uncertain duration of temporary manufacturing restrictions as well as our ability to perform field services during shelter in place orders, we could experience constraints and delays in fulfilling customer orders in future periods. We are monitoring, assessing and adapting to the situation and preparing for implications to our business, supply chain and customer demand. We expect these challenges to continue until business and economic activities return to more normal levels. The financial results for the three and six months ended January 1, 2021 reflect some of the reduced activity experienced during the period in various locations around the world and are not necessarily indicative of the results for the full year.

Operations Review
The market for mobile backhaul continued to be our primary addressable market segment globally in the first half of fiscal 2021. In North America, we supported long-term evolution (“LTE”) deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of some large 3G deployments, and LTE deployments. Our position continues to be to support our customers for 5G and LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. We continue to find that our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. However, as disclosed above and in the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K filed with the SEC on August 27, 2020, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we service.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe and Russia, and (3) Latin America and Asia Pacific. Revenue by region for the three and six months ended January 1, 2021 and December 27, 2019 and the related changes were as follows:

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	January 1, 2021	December 27, 2019	$ Change	% Change	January 1, 2021	December 27, 2019	$ Change	% Change
North America	$49,158	$36,472	$12,686	34.8%	$94,657	$76,239	$18,418	24.2%
Africa and the Middle East	10,663	8,856	1,807	20.4%	21,234	19,449	1,785	9.2%
Europe and Russia	1,511	2,418	(907)	(37.5)%	3,773	5,825	(2,052)	(35.2)%
Latin America and Asia Pacific	9,199	8,251	948	11.5%	17,157	13,098	4,059	31.0%
Total revenue	$70,531	$55,997	$14,534	26.0%	$136,821	$114,611	$22,210	19.4%
Our revenue in North America increased by $12.7 million, or 34.8%, during the second quarter of fiscal 2021 compared with the same period of fiscal 2020. Revenue in North America increased by $18.4 million, or 24.2%, during the first six months of fiscal 2021 compared with the same period of fiscal 2020. The increase in North America revenue during the three and six months of fiscal 2021 was primarily due to an increase in the number of private network projects.
Our revenue in Africa and the Middle East increased by $1.8 million or 20.4% during the second quarter of fiscal 2021 compared with the same period of fiscal 2020. Revenue in Africa and the Middle East increased by $1.8 million, or 9.2%, during the first six months of fiscal 2021 compared with the same period of fiscal 2020. This increase in revenue during the three and six months of fiscal 2021 was primarily due to increased sales to mobile operators in the region.
Revenue in Europe and Russia decreased by $0.9 million, or 37.5%, for the second quarter of fiscal 2021 compared with the same period of fiscal 2020. Revenue in Europe and Russia decreased by $2.1 million, or 35.2%, during the first six months of fiscal 2021 compared with the same period of fiscal 2020. This decrease during the three and six months of fiscal 2021 was primarily due to lower sales to mobile operators in the region.

Revenue in Latin America and Asia Pacific increased by $0.9 million, or 11.5%, during the second quarter of fiscal 2021 compared with the same period of fiscal 2020. Revenue in Latin America and Asia Pacific increased by $4.1 million, or 31.0%, during the first six months of fiscal 2021 compared with the same period of fiscal 2020. This increase during the three and six months of fiscal 2021 was primarily due to increased sales to mobile operators in the region.

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	January 1, 2021	December 27, 2019	$ Change	% Change	January 1, 2021	December 27, 2019	$ Change	% Change
Product sales	$46,691	$34,152	$12,539	36.7%	$91,155	$70,746	$20,409	28.8%
Services	23,840	21,845	1,995	9.1%	45,666	43,865	1,801	4.1%
Total revenue	$70,531	$55,997	$14,534	26.0%	$136,821	$114,611	$22,210	19.4%
Our revenue from product sales increased by $12.5 million, or 36.7%, for the second quarter of fiscal 2021 compared with the same quarter of fiscal 2020. Product sales increased compared to the same period in fiscal 2020 in North America, Africa and the Middle East, and in Latin America, with small declines in the other regions. Our services revenue increased by $2.0 million, or 9.1%, during the second quarter of fiscal 2021 compared with the same quarter of fiscal 2020. Services revenue increased in North America and Latin America and Asia Pacific, offset by lesser declines in Africa and the Middle East and Europe and Russia.
Our revenue from product sales increased by $20.4 million, or 28.8%, for the first six months of fiscal 2021 compared with the same period of fiscal 2020. Product sales increased for all regions, except for Europe and Russia compared to the same period in fiscal 2020. Our services revenue increased by $1.8 million, or 4.1%, during the first six months of fiscal 2021 compared with the same period of fiscal 2020. Service sales increased for all regions, except for Europe and Russia and Africa and the Middle East compared to the same period in fiscal 2020.
Gross Margin

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	January 1, 2021	December 27, 2019	$ Change	% Change	January 1, 2021	December 27, 2019	$ Change	% Change
Revenue	$70,531	$55,997	$14,534	26.0%	$136,821	$114,611	$22,210	19.4%
Cost of revenue	43,622	37,678	5,944	15.8%	85,663	73,736	11,927	16.2%
Gross margin	$26,909	$18,319	$8,590	46.9%	$51,158	$40,875	$10,283	25.2%
% of revenue	38.2%	32.7%			37.4%	35.7%
Product margin %	41.2%	32.7%			39.3%	38.1%
Service margin %	32.2%	32.7%			33.7%	31.7%
Gross margin for the second quarter of fiscal 2021 increased by $8.6 million, or 46.9% compared with the same quarter of fiscal 2020. Gross margin for the first six months of fiscal 2021 increased by $10.3 million, or 25.2%. For the three and six months of fiscal 2021, gross margin improved over the same period in fiscal 2020 primarily due to higher volume and increased profitability of product and service businesses, mainly in North America.
Product margin as a percentage of product revenue increased in the second quarter of fiscal 2021 compared with the same period of fiscal 2020 primarily due to improved margins in North America. Service margin as a percentage of service revenue decreased in the second quarter of fiscal 2021 compared with the same period in fiscal 2020 primarily due to regional and service mix.
Product margin and service margin as a percentage of product revenue and service revenue, respectively, improved in the first six months of fiscal 2021 compared with the same period of fiscal 2020 due to improved product and service margins in all regions, except Europe and Russia.

Research and Development Expenses

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	January 1, 2021	December 27, 2019	$ Change	% Change	January 1, 2021	December 27, 2019	$ Change	% Change
Research and development	$5,419	$4,978	$441	8.9%	$10,266	$10,194	$72	0.7%
% of revenue	7.7%	8.9%			7.5%	8.9%
Our research and development expenses increased by $0.4 million, or 8.9%, in the second quarter of fiscal 2021 compared with the same period of fiscal 2020 primarily due to increased product development activities. Our research and development expenses were relatively flat for the six months of fiscal 2021 compared to the comparable periods of fiscal 2020.
Selling and Administrative Expenses

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	January 1, 2021	December 27, 2019	$ Change	% Change	January 1, 2021	December 27, 2019	$ Change	% Change
Selling and administrative	$13,612	$14,457	$(845)	(5.8)%	$26,449	$29,101	$(2,652)	(9.1)%
% of revenue	19.3%	25.8%			19.3%	25.4%
Our selling and administrative expenses decreased by $0.8 million, or 5.8%, in the second quarter of fiscal 2021 compared with the same period in fiscal 2020. Our selling and administrative expenses decreased by $2.7 million, or 9.1%, for the six months of fiscal 2021 compared with the same period in fiscal 2020. The decreases for the three and six months of fiscal 2021 compared to comparable periods of fiscal 2020 were primarily due to lower travel expenses and restructuring savings.
Restructuring Charges

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	January 1, 2021	December 27, 2019	$ Change	% Change	January 1, 2021	December 27, 2019	$ Change	% Change
Restructuring charges	$—	$381	$(381)	—%	$—	$1,558	$(1,558)	(100.0)%
In the second quarter of fiscal 2020 and the first six months of fiscal 2020, we recognized restructuring charges of $0.4 million and $1.6 million, respectively, related to the Fiscal 2020 Plan, which was primarily to consolidate product development, right size our resources to support our international business and other support functions.
Interest Income and Interest Expense

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	January 1, 2021	December 27, 2019	$ Change	% Change	January 1, 2021	December 27, 2019	$ Change	% Change
Interest income	$38	$120	$(82)	(68.3)%	$74	$206	$(132)	(64.1)%
Interest expense	$—	$(1)	$1	(100.0)%	$(1)	$(4)	$3	(75.0)%
Interest income reflected interest earned on our cash equivalents, which were comprised of money market funds and bank certificates of deposit.
Interest expense was primarily related to interest associated with borrowings under the SVB Credit Facility.
Income Taxes

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	January 1, 2021	December 27, 2019	$ Change	% Change	January 1, 2021	December 27, 2019	$ Change	% Change
Income (loss) before income taxes	$7,916	$(1,378)	$9,294	(674.5)%	$14,516	$224	$14,292	6,380.4%
Provision for income taxes	$1,275	$293	$982	335.2%	$1,939	$1,841	$98	5.3%

We estimate our annual effective tax rate at the end of each quarterly period, and we record the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances.
The tax expense for the first six months of fiscal 2021 and the comparable periods in fiscal 2020 was primarily due to tax expense related to profitable subsidiaries and $0.4 million of tax expense related to an audit settlement with the Financial Administration of the Republic of Slovenia. The tax expense for the first six months of fiscal 2020 was primarily due to tax expense related to profitable subsidiaries and certain withholding taxes as well as a $0.6 million increase in our reserves for uncertain tax positions.
During the first quarter of 2021, we received a tax refund of $1.2 million from the Federal Revenue of Brazil related to our withholding tax refund claim and recorded minimal tax expense related to interest as a discrete item.
During the second quarter of 2021, we effectively settled a tax audit with the Financial Administration of the Republic of Slovenia for fiscal years 2016 to 2018 and recorded $0.4 million of tax expense related to the denial of research and development tax relief as a discrete item. During the second quarter of 2021, we effectively settled a tax audit with the General Authority of Zakat and Tax in Saudi Arabia for fiscal years 2016 to 2018 and recorded minimal tax benefit related to the release of previously recorded ASC 740-10 reserve as a discrete item.
We continue to record a partial valuation allowance on our U.S. deferred tax assets which primarily represent future income tax benefits associated with our operating losses. Realization of our deferred tax assets is dependent on generating sufficient pre-tax book income in future periods. Although we believe it is more likely than not that future income will be sufficient to allow us to recover the value of a portion of our U.S. deferred tax assets, realization is not assured and future events could cause us to change our judgment. If future events cause us to conclude that it is not more likely than not that we will be able to recover more or less of the current anticipated portion of deferred tax assets, we would be required to either decrease or increase the valuation allowance on our deferred tax assets at that time, which would result in a charge to income tax expense and a material increase or decrease in net income in the period in which we change our judgment. During the second quarter of fiscal 2021, we did not record any adjustment to valuation allowance on our U.S. deferred tax assets.

Liquidity, Capital Resources, and Financial Strategies
Sources of Cash
As of January 1, 2021, our total cash and cash equivalents were $43.0 million. Approximately $27.0 million, or 62.6%, was held in the United States. The remaining balance of $16.1 million, or 37.4%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries on January 1, 2021, $15.5 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to foreign withholding taxes.
Operating Activities
Cash provided by or used in operating activities is presented as net income adjusted for non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities was $10.2 million for the first six months of fiscal 2021, compared to $10.8 million for the first six months of fiscal 2020; this difference was primarily related to a net change in Accounts receivable and partially offset by the net change in Net income. Net cash provided by noncash items was $5.7 million for the first six months of both 2021 and 2020. The net changes in operating assets and liabilities resulted in a net use of cash of $8.0 million for the first six months of fiscal 2021, compared to net cash provided by operating activities of $7.2 million for the same period in fiscal 2020.
Changes in operating assets and liabilities resulted in a net use of cash for the first six months of fiscal 2021 primarily related to Accounts receivable that fluctuate from period to period, depending on the amount, timing of sales and billing activities and cash collections; and the timing of Accrued expenses. The use of cash from assets and liabilities was partially offset by cash provided by the timing of payments of Accounts payable and changes in Inventory due to demand and our focus on inventory management.

Investing Activities
Net cash used in investing activities was $1.4 million and $2.4 million for the first six months of fiscal 2021 and 2020, respectively, which consisted of capital expenditures. During the remainder of fiscal year 2021, we expect to spend approximately $3.5 million for capital expenditures, primarily on equipment for development and manufacturing of new products and IT infrastructure.
Financing Activities
Financing cash flows consist primarily of proceeds from and repayments of short-term debt, repurchase of stock and proceeds from the sale of shares of common stock through employee equity plans. Net cash used in financing activities was $7.7 million for the first six months of fiscal 2021, primarily due to $9.0 million repayment of short-term debt partially offset by cash proceeds from the issuance of common stock under employee stock plans of $1.5 million. Net cash used in financing activities was $2.1 million for the first six months of fiscal 2020, primarily due to repurchases of common stock of $1.4 million and the payments for taxes related to net settlement of equity awards of $0.7 million.
As of January 1, 2021, our principal sources of liquidity consisted of $43.0 million in cash and cash equivalents; $23.5 million of available credit under our $25.0 million credit facility with Silicon Valley Bank (“SVB Credit Facility”), which matures on June 28, 2021, and future collections of receivables from customers. We regularly require letters of credit from certain customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically, our primary sources of liquidity have been cash flows from operations and credit facilities.
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
As of January 1, 2021, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility and there was no amount outstanding.
In addition, we have an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our subsidiary located there. This line of credit provides for $0.3 million in short-term advances at various interest rates, all of which was available as of January 1, 2021 and July 3, 2020. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of January 1, 2021 and July 3, 2020. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.
Restructuring Payments
We had liabilities for restructuring activities totaling $1.4 million as of January 1, 2021, which were classified as current liabilities and expected to be paid out in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.

Contractual Obligations
The amounts disclosed in our fiscal 2020 Annual Report on Form 10-K filed with the SEC on August 27, 2020 include our commercial commitments and contractual obligations. During the first six months of fiscal 2021, no material changes occurred in our contractual obligations to purchase goods and services or to make payments under operating leases or our contingent liabilities on outstanding letters of credit, guarantees, and other arrangements as disclosed in our fiscal 2020 Annual Report on Form 10-K.
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
Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of January 1, 2021, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.
As of January 1, 2021, we had commercial commitments of $59.7 million.
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
We use foreign exchange forward contracts to hedge forecasted foreign currency transactions relating to forecasted sales and purchase transactions. The foreign exchange hedges do not qualify as cash flow hedges. The changes in fair value related to the hedges were recorded in income or expenses line items on our statements of operations.
We also enter into foreign exchange forward contracts to mitigate the change in fair value of specific non-functional currency assets and liabilities on the balance sheet. All balance sheet hedges are marked to market through earnings every period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities.
As of January 1, 2021, we had no foreign currency forward contracts.
Net foreign exchange expense recorded in our unaudited condensed consolidated statements of operations during the three and six months ended January 1, 2021 and December 27, 2019 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	January 1, 2021	December 27, 2019	January 1, 2021	December 27, 2019
Amount included in costs of revenues	$331	$272	$855	$56
Certain of our international business is transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars for the first six months of fiscal 2021 and 2020 was $0.6 million and $0.1 million, respectively, and was included as a component of stockholders’ equity. As of January 1, 2021 and July 3, 2020, the cumulative translation adjustment decreased our equity by $14.4 million and $15.0 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our credit facility.
Exposure on Cash Equivalents
We had $43.0 million in total cash and cash equivalents as of January 1, 2021. Cash equivalents totaled $27.4 million as of January 1, 2021 and were comprised of money market funds and bank certificates of deposit. Cash equivalents investments have been recorded at fair value on our balance sheet.
Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. The weighted-average days to maturity for cash equivalents held as of January 1, 2021 was 38 days, and these investments had an average yield of approximately 3.84% per annum. A 10% change in interest rates on our cash equivalents is not expected to have a material impact on our financial position, results of operations, or cash flows.
Exposure on Borrowings
Our borrowings under the SVB Credit Facility incurred interest at the prime rate plus a spread of 0.50% to 1.50% with such spread determined based on our adjusted quick ratio. During the first six months of fiscal 2021, our weighted-average interest rate was 3.75%, and the interest expense on these borrowings was insignificant.
A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations, or cash flows since interest on our borrowings is not material to our overall financial position.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with the participation of our President and Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 1, 2021, are effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting
There were no changes to our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended January 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Management is actively monitoring the impact of the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry, and workforce. Additionally we have undertaken measures to protect our employees, suppliers, and customers, including encouraging, and in many cases requiring employees to work remotely as appropriate. We have also modified some of our controls procedures but those changes have not been significant.
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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of legal proceedings as of January 1, 2021, please refer to “Legal Proceedings” and “Contingent Liabilities” under “Note 12 Commitments and Contingencies” of the Notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which are incorporated into this item by reference.

Item 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows, and financial condition set forth under Item 1A, Risk Factors, in our fiscal 2020 Annual Report on Form 10-K filed with the SEC on August 27, 2020.
There have been no material changes from the risk factors described in our Annual Report, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In May 2018, our board of directors approved a stock repurchase program, which does not have an expiration date, for the repurchase of up to $7.5 million of our common stock. The repurchase program has been suspended temporarily since February 2020; therefore, during the first six months of fiscal 2021, we have not repurchased any shares of our common stock in the open market. As of January 1, 2021, $3.4 million remained available under our stock repurchase program.

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

3.2	Amended and Restated Bylaws of Aviat Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 24, 2020, File No. 001-33278)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIAT NETWORKS, INC. (Registrant)
Date: February 3, 2021

By:	/s/ Eric Chang
Eric Chang Senior Vice President and Chief Financial Officer (duly authorized officer)