Form 10-Q
period 2021-04-02
AVIAT NETWORKS, INC.
filed 2021-05-05
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock as of April 30, 2021 was 11,164,194.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended April 2, 2021

PART I.     FINANCIAL INFORMATION

Item 1.Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and par value amounts)	April 2, 2021	July 3, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$45,808	$41,618
Accounts receivable, net	47,564	44,661
Unbilled receivables	37,862	28,085
Inventories	21,894	13,997
Customer service inventories	1,233	1,234
Assets held for sale	2,218	—
Other current assets	7,705	10,355
Total current assets	164,284	139,950
Property, plant and equipment, net	12,563	16,911
Deferred income taxes	102,551	12,799
Right of use assets	2,893	3,474
Other assets	8,285	6,667
TOTAL ASSETS	$290,576	$179,801
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$37,247	$31,995
Accrued expenses	26,755	26,920
Short-term lease liabilities	754	1,445
Advance payments and unearned revenue	26,954	21,872
Short-term debt	—	9,000
Restructuring liabilities	1,956	2,738
Total current liabilities	93,666	93,970
Unearned revenue	9,021	8,142
Long-term lease liabilities	2,344	2,303
Other long-term liabilities	343	401
Reserve for uncertain tax positions	4,916	5,759
Deferred income taxes	565	545
Total liabilities	110,855	111,120
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 11,164,194 shares issued and outstanding at April 2, 2021; 10,792,674 shares issued and outstanding at July 3, 2020 (see Note 1 Stock Split)	112	108
Treasury stock	(458)	—
Additional paid-in-capital	818,155	814,283
Accumulated deficit	(623,433)	(730,741)
Accumulated other comprehensive loss	(14,655)	(14,969)
Total equity	179,721	68,681
TOTAL LIABILITIES AND EQUITY	$290,576	$179,801
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Revenues:
Revenue from product sales	$45,246	$40,930	$136,401	$111,676
Revenue from services	21,158	20,449	66,824	64,314
Total revenues	66,404	61,379	203,225	175,990
Cost of revenues:
Cost of product sales	26,456	24,676	81,823	68,466
Cost of services	14,370	14,742	44,666	44,688
Total cost of revenues	40,826	39,418	126,489	113,154
Gross margin	25,578	21,961	76,736	62,836
Operating expenses:
Research and development expenses	5,275	4,875	15,541	15,069
Selling and administrative expenses	15,106	15,233	41,555	44,334
Restructuring charges	1,162	617	1,162	2,175
Total operating expenses	21,543	20,725	58,258	61,578
Operating income	4,035	1,236	18,478	1,258
Interest income	128	112	202	318
Interest expense	—	(19)	(1)	(23)
Income before income taxes	4,163	1,329	18,679	1,553
(Benefit from) provision for income taxes	(90,568)	598	(88,629)	2,439
Net income (loss)	$94,731	$731	$107,308	$(886)

Net income (loss) per share of common stock outstanding:
Basic	$8.49	$0.07	$9.76	$(0.08)
Diluted	$8.00	$0.07	$9.31	$(0.08)
Weighted-average shares outstanding (see Note 1 Stock Split):
Basic	11,152	10,790	10,994	10,780
Diluted	11,842	10,914	11,532	10,780
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Net income (loss)	$94,731	$731	$107,308	$(886)
Other comprehensive (loss) income:
Net change in cumulative translation adjustments	(284)	(2,374)	314	(2,477)
Other comprehensive (loss) income	(284)	(2,374)	314	(2,477)
Comprehensive income (loss)	$94,447	$(1,643)	$107,622	$(3,363)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	April 2, 2021	April 3, 2020
Operating Activities
Net income (loss)	$107,308	$(886)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	4,016	3,226
Provision for uncollectible receivables	46	18
Share-based compensation	2,154	1,315
Deferred tax assets, net	(89,732)	(475)
Charges for inventory and customer service inventory write-downs	1,148	751
Loss on disposition of property, plant and equipment, net	6	14
Noncash lease expense	581	3,282
Changes in operating assets and liabilities:
Accounts receivable	(3,507)	2,977
Unbilled receivables	(15,389)	4,644
Inventories	(8,365)	(5,810)
Customer service inventories	(684)	(930)
Accounts payable	5,400	3,170
Accrued expenses	(249)	140
Advance payments and unearned revenue	12,077	6,157
Income taxes payable or receivable	(317)	1,372
Other assets and liabilities	344	(938)
Change in lease liabilities	(650)	(3,402)
Net cash provided by operating activities	14,187	14,625
Investing Activities
Payments for acquisition of property, plant and equipment	(2,399)	(3,945)
Net cash used in investing activities	(2,399)	(3,945)
Financing Activities
Proceeds from borrowings	—	27,000
Repayments of borrowings	(9,000)	(27,000)
Payments for repurchase of common stock	—	(1,772)
Payments for repurchase of common stock - treasury shares	(458)	—
Payments for taxes related to net settlement of equity awards	(167)	(764)
Proceeds from issuance of common stock under employee stock plans	1,889	11
Net cash used in financing activities	(7,736)	(2,525)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	140	(895)
Net increase in cash, cash equivalents, and restricted cash	4,192	7,260
Cash, cash equivalents, and restricted cash, beginning of period	41,872	32,201
Cash, cash equivalents, and restricted cash, end of period	$46,064	$39,461

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (1)
(Unaudited)

	Three Months Ended April 2, 2021
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of January 1, 2021	11,119,536	$111	$—	$816,988	$(718,164)	$(14,371)	$84,564
Net income	—	—	—	—	94,731	—	94,731
Other comprehensive loss, net of tax	—	—	—	—	—	(284)	(284)
Issuance of common stock under employee stock plans	54,324	1	—	401	—	—	402
Shares withheld for taxes related to vesting of equity awards	(1,366)	—	—	1	—	—	1
Stock repurchase	(8,300)	—	(458)	—	—	—	(458)
Share-based compensation	—	—	—	765	—	—	765
Balance as of April 2, 2021	11,164,194	$112	$(458)	$818,155	$(623,433)	$(14,655)	$179,721

	Three Months Ended April 3, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of December 27, 2019	10,820,660	$108	$813,813	$(732,615)	$(12,839)	$68,467
Net income	—	—	—	731	—	731
Other comprehensive loss, net of tax	—	—	—	—	(2,374)	(2,374)
Issuance of common stock under employee stock plans	13,430	—	1	—	—	1
Shares withheld for taxes related to vesting of equity awards	(3,362)	—	(18)	—	—	(18)
Stock repurchase	(52,968)	—	(371)	—	—	(371)
Share-based compensation	—	—	507	—	—	507
Balance as of April 3, 2020	10,777,760	$108	$813,932	$(731,884)	$(15,213)	$66,943

	Nine Months Ended April 2, 2021
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of July 3, 2020	10,792,674	$108	$—	$814,283	$(730,741)	$(14,969)	$68,681
Net income	—	—	—	—	107,308	—	107,308
Other comprehensive income, net of tax	—	—	—	—	—	314	314
Issuance of common stock under employee stock plans	393,354	4	—	1,885	—	—	1,889
Shares withheld for taxes related to vesting of equity awards	(13,534)	—	—	(167)	—	—	(167)
Stock repurchase	(8,300)	—	(458)	—	—	—	(458)
Share-based compensation	—	—	—	2,154	—	—	2,154
Balance as of April 2, 2021	11,164,194	$112	$(458)	$818,155	$(623,433)	$(14,655)	$179,721

	Nine Months Ended April 3, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of June 28, 2019	10,711,090	$108	$815,142	$(730,998)	$(12,736)	$71,516
Net loss	—	—	—	(886)	—	(886)
Other comprehensive loss, net of tax	—	—	—	—	(2,477)	(2,477)
Issuance of common stock under employee stock plans	430,846	4	7	—	—	11
Shares withheld for taxes related to vesting of equity awards	(108,130)	(2)	(762)	—	—	(764)
Stock repurchase	(256,046)	(2)	(1,770)	—	—	(1,772)
Share-based compensation	—	—	1,315	—	—	1,315
Balance as of April 3, 2020	10,777,760	$108	$813,932	$(731,884)	$(15,213)	$66,943

(1) See Note 1 Stock Split.

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information, and we have made estimates, assumptions and judgments affecting the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes, as discussed in greater detail below. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of our management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the three and nine months April 2, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2020.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated.
We operate on a 52-week or 53-week year ending on the Friday closest to June 30. The three months ended April 2, 2021 consisted of 13 weeks while the three months ended April 3, 2020 consisted of 14 weeks. Fiscal year 2021 will be comprised of 52 weeks and will end on July 2, 2021. Fiscal year 2020 was comprised of 53 weeks and ended on July 3, 2020.
Stock Split
On April 7, 2021 we effected a two-for-one split in the form of a stock dividend to shareholders of record as of April 1, 2021. Common stock, Additional paid-in-capital, per share and equity award amounts for all periods presented have been retrospectively reclassified to reflect the two-for-one stock split in the form of a stock dividend.
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

Summary of Significant Accounting Policies
There have been no material changes in our significant accounting policies as of April 2, 2021 and for the nine months ended April 2, 2021, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 3, 2020.
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

Note 2. Balance Sheet Components
Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of our cash, cash equivalents, and restricted cash reported within our unaudited condensed consolidated balance sheets that reconciles to the corresponding amount in our unaudited condensed consolidated statement of cash flows:

(In thousands)	April 2, 2021	July 3, 2020
Cash and cash equivalents	$45,808	$41,618
Restricted cash included in other assets	256	254
Total cash, cash equivalents, and restricted cash in the Statement of Cash Flows	$46,064	$41,872
Accounts Receivable, net
Our net accounts receivable are summarized below:

(In thousands)	April 2, 2021	July 3, 2020
Accounts receivable	$49,365	$46,502
Less: Allowances for collection losses	(1,801)	(1,841)
Total accounts receivable, net	$47,564	$44,661
Inventories
Our inventories are summarized below:

(In thousands)	April 2, 2021	July 3, 2020
Finished products	$15,347	$9,055
Raw materials and supplies	6,547	4,942
Total inventories	$21,894	$13,997
Consigned inventories included within raw materials and supplies	$4,846	$1,324

We increased certain levels of inventory during the three and nine months ended April 2, 2021 primarily to mitigate supply chain constraints.
We currently rely on a few vendors for substantially all of our inventory purchases.
We record charges to adjust our inventory and customer service inventory due to excess and obsolete inventory resulting from lower sales forecasts, product transitioning, or discontinuance. The charges during the three and nine months April 2, 2021 and April 3, 2020 were classified in cost of product sales as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Excess and obsolete inventory charges (recovery)	$270	$(13)	$467	$156
Customer service inventory write-downs	293	250	681	595
Total inventory charges	$563	$237	$1,148	$751

Assets Held for Sale
We consider properties to be Assets held for sale when management approves and commits to a plan to dispose of a property or group of properties. The property held for sale prior to the sale date is separately presented on the balance sheet as Assets held for sale.
During the second quarter of fiscal 2021 management initiated the sale of our facility located in the United Kingdom. We expect to complete the sale within twelve months. The carrying value of this asset held for sale as of April 2, 2021 of $2.2 million which represents the lower of 1) the carrying value or 2) fair value of the assets, less estimated costs to sell the assets. We performed an analysis and determined the estimated fair value of the assets, less estimated selling costs, is higher than the carrying value of the assets. As a result, no impairment charge was recorded in our statement of operations.
Property, Plant and Equipment, net
Our property, plant and equipment, net are summarized below:

(In thousands)	April 2, 2021	July 3, 2020
Land	$210	$710
Buildings and leasehold improvements	6,913	11,737
Software	21,330	17,887
Machinery and equipment	50,797	52,293
Total property, plant and equipment, gross	79,250	82,627
Less: Accumulated depreciation and amortization	(66,687)	(65,716)
Total property, plant and equipment, net	$12,563	$16,911

Excluded in the total plant, property and equipment above were $0.5 million for land, $4.9 million for buildings and leasehold improvements and $3.2 million for accumulated depreciation in connection with Assets Held for Sale.

Included in the total plant, property and equipment above were $0.2 million and $3.5 million of assets in progress which have not been placed in service as of April 2, 2021 and July 3, 2020, respectively. Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Depreciation and amortization	$1,355	$1,111	$4,016	$3,226
Accrued Expenses
Our accrued expenses are summarized below:

(In thousands)	April 2, 2021	July 3, 2020
Accrued compensation and benefits	$11,744	$11,814
Accrued agent commissions	2,533	2,356
Accrued warranties	3,293	3,196
Other	9,185	9,554
Total accrued expenses	$26,755	$26,920
Accrued Warranties
We accrue for the estimated cost to repair or replace products under warranty. Changes in our warranty liability, which are included as a component of accrued expenses in our unaudited condensed consolidated balance sheets were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Balance as of the beginning of the period	$3,315	$3,197	$3,196	$3,323
Warranty provision recorded during the period	469	492	1,242	1,249
Consumption during the period	(491)	(439)	(1,145)	(1,322)
Balance as of the end of the period	$3,293	$3,250	$3,293	$3,250
Advance Payments and Unearned Revenue
Our advance payments and unearned revenue are summarized below:

(In thousands)	April 2, 2021	July 3, 2020
Advance payments	$3,238	$2,529
Unearned revenue	23,716	19,343
Total advance payments and unearned revenue	$26,954	$21,872
Excluded from the balances above are $9.0 million and $8.1 million in long-term unearned revenue as of April 2, 2021 and July 3, 2020, respectively.

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
The carrying amounts, estimated fair values, and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of April 2, 2021 and July 3, 2020 were as follows:

	April 2, 2021		July 3, 2020		Valuation Inputs
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents:
Money market funds	$24,947	$24,947	$18,189	$18,189	Level 1
Bank certificates of deposit	$2,856	$2,856	$3,250	$3,250	Level 2
Liabilities:
Other accrued expenses:
Foreign exchange forward contracts	$—	$—	$14	$14	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items mainly are money market funds. As of April 2, 2021 and July 3, 2020, these money market funds were valued at $1.00 net asset value per share.
We classify items in Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes, or alternative pricing sources are available with reasonable levels of price transparency. Our bank certificates of deposit and foreign exchange forward contracts are classified within Level 2.

As of April 2, 2021 and July 3, 2020, we did not have any recurring assets or liabilities that were valued using significant unobservable inputs.
Our policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first nine months of fiscal 2021 and 2020, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.

Note 4. Leases
The Company has facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 20 years and contain leasehold improvement incentives, rent holidays and escalation clauses.
We determine if an arrangement contains a lease at inception. These operating leases are included in "Right of use assets" on our unaudited condensed consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligations to make lease payments are included in "Short-term lease liabilities" and "Long-term lease liabilities" on our unaudited condensed consolidated balance sheets. We did not enter into any finance leases during the nine months ended April 2, 2021.
The following summarizes our lease costs (in thousands):

	Three Months Ended		Nine Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
	(In thousands)		(In thousands)
Operating lease costs	$295	$444	$909	$1,290
Short-term lease costs	506	393	1,323	1,164
Variable lease costs	93	95	255	251
Total lease costs	$894	$932	$2,487	$2,705

The following summarizes our lease term and discount rate for the nine months ended April 2, 2021:

Weighted average remaining lease term	8.4 years
Weighted average discount rate	6.5%

As of April 2, 2021, our future minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year were as follows (in thousands):

Amount
(In thousands)
Remainder of 2021	$315
2022	728
2023	464
2024	338
2025	349
Thereafter	1,990
Total lease payments	4,184
Less: interest	(1,086)
Present value of lease liabilities	$3,098

Note 5. Credit Facility and Debt
On May 4, 2020, we entered into Amendment No. 3 to Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Credit Facility”) which extended the expiration date to June 28, 2021. The SVB Credit Facility provides for a $25.0 million accounts receivable formula-based revolving credit facility that can be borrowed by our U.S. company, with a $25.0 million sublimit that can be borrowed by our Singapore subsidiary. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of the borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the accounts receivable formula based revolving credit facility can also be utilized to issue letters of credit with a $12.0 million sublimit. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of April 2, 2021, available credit under the SVB Credit Facility was $23.5 million, reflecting the lower available limit of $25.0 million less outstanding letters of credit of $1.5 million. As of July 3, 2020, our outstanding debt balance under the SVB Credit Facility, classified as a current liability, was $9.0 million, and the interest rate was 3.75%. We repaid the outstanding debt balance in July 2020.
The SVB Credit Facility carries an interest rate computed, at our option, based on either (i) at the prime rate reported in the Wall Street Journal plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio; or (ii) if we satisfy a minimum adjusted quick ratio, a LIBOR rate determined in accordance with the SVB Credit Facility, plus a spread of 2.75%. Any outstanding Singapore subsidiary borrowed loans shall bear interest at an additional 2.00% above the applicable prime or LIBOR rate. During the first nine months of fiscal 2021, the weighted-average interest rate on our outstanding loan was 3.75%.
The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with Silicon Valley Bank may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 5.00% above the applicable interest rate. As of April 2, 2021, we were in compliance with the quarterly financial covenants contained in the SVB Credit Facility, as amended.
We also obtained an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our New Zealand subsidiary. This line of credit provides for up to $0.3 million in short-term advances at various interest rates, all of which was available as of April 2, 2021 and July 3, 2020. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of April 2, 2021 and July 3, 2020. This line of credit may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.

Note 6. Revenue Recognition
Contract Balances, Performance Obligations, and Backlog

The following table provides information about receivables and liabilities from contracts with customers (in thousands):

	April 2, 2021	July 3, 2020
Contract Assets
Accounts receivable, net	$47,564	$44,661
Unbilled receivables	$37,862	$28,085
Capitalized commissions	$1,353	$1,157
Contract Liabilities
Advance payments and unearned revenue	$26,954	$21,872
Unearned revenue, long-term	$9,021	$8,142
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
As of April 2, 2021, we had $36 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 27% is expected to be recognized as revenue in the remainder of fiscal 2021 and the balance thereafter. During the three and nine months ended April 2, 2021 we recognized $3.6 million and $19.4 million, respectively, of revenue which was included in advance payments and unearned revenue at July 3, 2020.
Remaining Performance Obligations
The aggregate amount of transaction price allocated to our unsatisfied (or partially unsatisfied) performance obligations was approximately $73 million at April 2, 2021. Of this amount, we expect to recognize approximately 60% as revenue during the next 12 months, with the remaining amount to be recognized as revenue within two to five years.

Note 7. Segment and Geographic Information
We operate in one reportable business segment: the design, manufacturing, and sale of a range of wireless networking products, solutions, and services. Our financial performance is regularly reviewed by our chief operating decision maker who is our chief executive officer.
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for the three and nine months April 2, 2021 and April 3, 2020 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
North America	$42,021	$37,250	$136,678	$113,489
Africa and the Middle East	9,904	9,230	31,138	28,679
Europe and Russia	3,280	1,903	7,053	7,728
Latin America and Asia Pacific	11,199	12,996	28,356	26,094
Total revenue	$66,404	$61,379	$203,225	$175,990
The loss of a significant portion of business from any significant customers could adversely affect our unaudited condensed consolidated financial statements.
Customers accounting for 10% or more of our total revenue was as follows:

	Three Months Ended		Nine Months Ended
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Motorola Solutions, Inc.	*	*	*	10.0%
*Less than 10.0%
Customers accounting for 10% or more of our accounts receivable was as follows:

	April 2, 2021	July 3, 2020
A U.S. State Government Customer	13.9%	*
Mobile Telephone Networks Group (MTN Group)	*	21.0%
*Less than 10.0%
Note 8. Equity
Stock Repurchase Program
In May 2018, our board of directors approved a stock repurchase program, which does not have an expiration date, for the repurchase of up to $7.5 million of our common stock.
As of April 2, 2021, $3.0 million remained available under our stock repurchase program. The repurchase program was suspended temporarily from February 2020 to February 2021. During the third quarter of fiscal 2021, our Board of Directors voted to re-instate our stock repurchase program and repurchased 8,300 shares of our common stock in the open market for an aggregate purchase price, including commissions, of $0.5 million. These shares were recorded as treasury stock and we do not anticipate retiring them. Treasury stock did not participate in the two-for-one stock split in the form of a stock dividend paid on April 7, 2021.

Stock Incentive Programs
At April 2, 2021, we had one stock incentive plan for our employees and non-employee directors, the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units.
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
During the nine months ended April 2, 2021, we granted 116,396 restricted stock units, 76,706 performance restricted stock units, 72,000 market-based stock units and 243,810 stock options to purchase shares of our common stock. These amounts reflect the two-for-one stock split in the form of a stock dividend paid on April 7, 2021.
Total compensation expense for share-based awards included in our unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
By Expense Category:
Cost of revenues	$114	$53	$279	$149
Research and development	82	33	179	92
Selling and administrative	569	421	1,696	1,074
Total share-based compensation expense	$765	$507	$2,154	$1,315
By Types of Award:
Options	$179	$197	$569	$460
Restricted and performance stock awards and units	586	310	1,585	855
Total share-based compensation expense	$765	$507	$2,154	$1,315
As of April 2, 2021, there was approximately $1.2 million of total unrecognized compensation expense related to non-vested stock options granted which is expected to be recognized over a weighted-average period of 1.9 years. As of April 2, 2021, there was $3.9 million of total unrecognized compensation expense related to non-vested stock awards which is expected to be recognized over a weighted-average period of 1.7 years.
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

Note 9. Restructuring Activities
The following table summarizes our restructuring-related activities:

	Severance and Benefits						Facilities and Other	Total
(In thousands)	Fiscal 2021 Plan	Q4 2020 Plan	Q3 2020 Plan	Fiscal 2020 Plan	Fiscal 2018-2019 Plan	Prior Years' Plan	Fiscal 2015-2016 Plan
Accrual balance, July 3, 2020	—	$1,557	$431	$360	$90	$64	$236	$2,738
Cash payments	—	(345)	(170)	(269)	(90)	(39)	—	(913)
Foreign exchange impact	—	—	—	—	—	—	10	10
Accrual balance, October 2, 2020	—	1,212	261	91	—	25	246	1,835
Cash payments	—	(395)	(81)	—	—	—	—	(476)
Foreign exchange impact	—	(45)	—	36	—	13	10	14
Accrual balance, January 1, 2021	$—	$772	$180	$127	$—	$38	$256	$1,373
Charges, net	1,323	(21)	(58)	(82)	—	—	—	1,162
Cash payments	(135)	(321)	(94)	(45)	—	—	—	(595)
Foreign exchange impact	—	—	—	—	—	26	(10)	16
Accrual balance, April 2, 2021	$1,188	$430	$28	$—	$—	$64	$246	$1,956
As of April 2, 2021, the accrual balance of $2.0 million was in short-term restructuring liabilities on our unaudited condensed consolidated balance sheets.
Fiscal 2021 Plan
During the third quarter of fiscal 2021, our Board of Directors approved a restructuring plan (the “Fiscal 2021 Plan”) in order to continue to reduce operating costs and improve profitability as part of our transformational initiative to optimize our business model and increase efficiencies. The Fiscal 2021 Plan is anticipated to entail a reduction in force of approximately 30 employees to be implemented through the second quarter of fiscal year 2022, with a certain number of positions being consolidated and/or relocated.
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

Note 10. Income Taxes
Our effective tax rate varies from the U.S. federal statutory rate of 21% primarily due to results of foreign operations that are subject to income taxes at different statutory rates, certain jurisdictions where we cannot recognize tax benefit on current losses, and tax benefit from the release of valuation allowance on our U.S. federal and state deferred tax assets. During interim periods, we accrue tax expenses for jurisdictions that are anticipated to be profitable for fiscal 2021.
The determination of our income taxes for the nine months ended April 2, 2021 and April 3, 2020 was based on our estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. Our tax benefit for the nine months ended April 2, 2021 was primarily due to the release of valuation allowance on our U.S. federal and state deferred tax assets. The tax expense for the nine months ended April 3, 2020 was primarily due to tax expense related to profitable subsidiaries and a $0.4 million increase in our reserves for uncertain tax positions.
At each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets on a more likely than not basis. During the third quarter of fiscal 2021, we recorded a valuation allowance release of $92.2 million as a discrete item based on management’s reassessment of the amount of its U.S. federal and state deferred tax assets that are more likely than not to be realized, primarily as a result of increases in U.S. profitability in the current period and expectations of continued profitability in future periods. In performing our analysis, we used the most updated plans and estimates that we currently use to manage the underlying business and calculated the utilization of our deferred tax assets. We continue to maintain a valuation allowance of $1.4 million on certain U.S. federal and state deferred tax assets that we believe is not more likely than not to be realized in future periods.
We entered into a tax sharing agreement with Harris Corporation (“Harris”) effective on January 26, 2007, the acquisition date of Stratex Networks, Inc. The tax sharing agreement addresses, among other things, the settlement process associated with pre-merger tax liabilities and tax attributes that were attributable to the Microwave Communication Division when it was a division of Harris. There have been no settlement payments recorded since the acquisition date. To the extent we become more profitable in the U.S. in the future and utilize these tax attributes, we may be required to make certain payments to Harris which is currently not estimable.
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
We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign and state income taxes. Such interest expense was not material for the three and nine months April 2, 2021 and April 3, 2020.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act which provided certain tax relief measures including, but not limited to, (1) a five-year net operating loss carryback, (2) changes in the deduction of interest, (3) acceleration of alternative minimum tax credit (“AMT”) refunds, and (4) a technical correction to allow accelerated deductions for qualified improvement property. The Tax Cuts and Jobs Act repealed the corporate AMT credit and allowed taxpayers to claim any unused AMT credit over four tax years beginning in tax year 2018. The CARES Act allows for acceleration of the refundable AMT credit up to 100% of the AMT credit to be refunded in tax year 2018. During the third quarter of 2021, we received a tax refund of $3.5 million from the U.S. Internal Revenue Service primarily related to our refundable alternative minimum tax credit claim under the CARES Act and recorded minimal tax benefit related to interest as a discrete item.
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
We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign and state income taxes. Such interest expense was not material for the three and nine months April 2, 2021 and April 3, 2020.
On December 27, 2020, the US enacted the Consolidated Appropriations Act of 2021 (CAA) which extended and expanded certain tax relief measures created by the CARES Act, including, but not limited to, (1) second round of Payroll Protection Program loans, and (2) the Employer Retention Credit for 2021.
On March 11, 2021, the U.S. enacted the American Rescue Plan Act of 2021 (ARPA) which expands Section 162(m) to cover the next five most highly compensated employees for the taxable year, in addition to the “covered employees” effective for taxable years beginning after December 31, 2026. We continue to examine the elements of the CARES Act, CAA, and ARPA and the impact they may have on our future business.

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
On April 7, 2021 we effected a two-for-one split in the form of a stock dividend to shareholders of record as of April 1, 2021. Common stock, Additional paid-in-capital, per share and equity award amounts for all periods presented have been retrospectively reclassified to reflect the two-for-one stock split in the form of a stock dividend. The following table presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Numerator:
Net income (loss)	$94,731	$731	$107,308	$(886)

Denominator:
Weighted-average shares outstanding, basic	11,152	10,790	10,994	10,780
Effect of potentially dilutive equivalent shares	690	124	538	—
Weighted-average shares outstanding, diluted	11,842	10,914	11,532	10,780

Net income (loss) per share of common stock outstanding:
Basic	$8.49	$0.07	$9.76	$(0.08)
Diluted	$8.00	$0.07	$9.31	$(0.08)
The following table summarizes the weighted-average equity awards that were excluded from the diluted net income (loss) per share calculations since they were anti-dilutive:

	Three Months Ended		Nine Months Ended
(In thousands)	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Stock options	8	654	4	738
Restricted stock units and performance stock units	—	196	2	286
Total shares of common stock excluded	8	850	6	1,024

Note 12. Commitments and Contingencies
Purchase Orders and Other Commitments
From time to time in the normal course of business, we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf, in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of April 2, 2021, we had outstanding purchase obligations with our suppliers or contract manufacturers of $31.4 million. In addition, we had contractual obligations of approximately $1.5 million associated with software licenses as of April 2, 2021.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies, or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations, and similar transactions, or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of April 2, 2021, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements, and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of April 2, 2021, we had commercial commitments of $57.8 million outstanding that were not recorded on our unaudited condensed consolidated balance sheets. We do not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on these performance guarantees in the future.

Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our products infringe the intellectual property rights of a third party. As of April 2, 2021, we have not received any notice that any customer is subject to an infringement claim arising from the use of our products; we have not received any request to defend any customers from infringement claims arising from the use of our products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of April 2, 2021, we had not recorded any liabilities related to these indemnifications.
Legal Proceedings
We are subject from time to time to disputes with customers concerning our products and services. In May 2016, we received notification of a claim for damages from a customer alleging that certain of our products were defective which we settled with an immaterial amount during the third quarter of 2021.
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
The impact to our supply chain lead times and ability to fulfill orders was minimal for the three and nine months ended April 2, 2021. However, depending on pandemic-related factors like the uncertain duration of temporary manufacturing restrictions as well as our ability to perform field services during shelter in place orders, we could experience constraints and delays in fulfilling customer orders in future periods. We continue to monitor, assess and adapt to the situation and prepare for implications to our business, supply chain and customer demand. We expect these challenges to continue until business and economic activities return to more normal levels. The financial results for the three and nine months ended April 2, 2021 reflect some of the reduced activity experienced during the period in various locations around the world and are not necessarily indicative of the results for the full year.

Note 13. Subsequent Event
On April 13, 2021, we filed a registration statement on Form S-3 with the SEC using a “shelf” registration process. Once the shelf registration statement is declared effective by the SEC, we will be able to, from time to time, offer and sell, either individually or in combination, in one or more offerings, up to a total dollar amount of $200 million of any combination of the securities described in the shelf registration statement or a related prospectus supplement.

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
•weakness in the global economy affecting customer spending;
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

On April 7, 2021, we effected a two-for-one split in the form of a stock dividend to shareholders of record as of April 1, 2021.
Overview
We anticipate growth in revenue in fiscal 2021. We continue to have a backlog entering the final quarter of fiscal 2021 and we anticipate continuing our strong momentum across all verticals. We have made inroads into the U.S. rural broadband and wireless internet service provider areas and there is now further evidence of investment to support 5G deployments with our U.S. service provider customers and we have returned to growth for international.
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
The impact to our supply chain lead times and ability to fulfill orders was minimal for the three and nine months ended April 2, 2021. However, depending on pandemic-related factors like the uncertain duration of temporary manufacturing restrictions as well as our ability to perform field services during shelter in place orders, we could experience constraints and delays in fulfilling customer orders in future periods. We are monitoring, assessing and adapting to the situation and preparing for possible implications to our business, supply chain and customer demand. We expect the potential for these challenges to continue until business and economic activities return to more normal levels. The financial results for the three and nine months ended April 2, 2021 reflect some of the reduced activity experienced during the period in various locations around the world and are not necessarily indicative of the results for the full year.

Operations Review
The market for mobile backhaul continued to be our primary addressable market segment globally in the first nine months of fiscal 2021. In North America, we supported 5G and long-term evolution (“LTE”) deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of some large 3G deployments, and LTE deployments. Our position continues to be to support our customers for 5G and LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. We continue to find that our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. However, as disclosed above and in the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K filed with the SEC on August 27, 2020, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we service.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe and Russia, and (3) Latin America and Asia Pacific. Revenue by region for the three and nine months April 2, 2021 and April 3, 2020 and the related changes were as follows:

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	April 2, 2021	April 3, 2020	$ Change	% Change	April 2, 2021	April 3, 2020	$ Change	% Change
North America	$42,021	$37,250	$4,771	12.8%	$136,678	$113,489	$23,189	20.4%
Africa and the Middle East	9,904	9,230	674	7.3%	31,138	28,679	2,459	8.6%
Europe and Russia	3,280	1,903	1,377	72.4%	7,053	7,728	(675)	(8.7)%
Latin America and Asia Pacific	11,199	12,996	(1,797)	(13.8)%	28,356	26,094	2,262	8.7%
Total revenue	$66,404	$61,379	$5,025	8.2%	$203,225	$175,990	$27,235	15.5%
Our revenue in North America increased by $4.8 million, or 12.8%, during the third quarter of fiscal 2021 compared with the same period of fiscal 2020. Revenue in North America increased by $23.2 million, or 20.4%, during the first nine months of fiscal 2021 compared with the same period of fiscal 2020. The increase in North America revenue during the three and nine months of fiscal 2021 was primarily due to an increase in the number of private network projects.
Our revenue in Africa and the Middle East increased by $0.7 million or 7.3% during the third quarter of fiscal 2021 compared with the same period of fiscal 2020. Revenue in Africa and the Middle East increased by $2.5 million, or 8.6%, during the first nine months of fiscal 2021 compared with the same period of fiscal 2020. This increase in revenue during the three and nine months of fiscal 2021 was primarily due to increased sales to mobile operators in the region.

Revenue in Europe and Russia increased by $1.4 million, or 72.4%, for the third quarter of fiscal 2021 compared with the same period of fiscal 2020. Revenue in Europe and Russia decreased by $0.7 million, or 8.7%, during the first nine months of fiscal 2021 compared with the same period of fiscal 2020. This increase and decrease during the three and nine months of fiscal 2021 was primarily due to level of sales to mobile operators in the region.
Revenue in Latin America and Asia Pacific decreased by $1.8 million, or 13.8%, during the third quarter of fiscal 2021 compared with the same period of fiscal 2020. Revenue in Latin America and Asia Pacific increased by $2.3 million, or 8.7%, during the first nine months of fiscal 2021 compared with the same period of fiscal 2020. The decrease in the third quarter was from lower sales to mobile operator customers. The increase during the nine months of fiscal 2021 was primarily due to increased sales to mobile operators in the region during the first half of fiscal 2021.

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	April 2, 2021	April 3, 2020	$ Change	% Change	April 2, 2021	April 3, 2020	$ Change	% Change
Product sales	$45,246	$40,930	$4,316	10.5%	$136,401	$111,676	$24,725	22.1%
Services	21,158	20,449	709	3.5%	66,824	64,314	2,510	3.9%
Total revenue	$66,404	$61,379	$5,025	8.2%	$203,225	$175,990	$27,235	15.5%
Our revenue from product sales increased by $4.3 million, or 10.5%, for the third quarter of fiscal 2021 compared with the same quarter of fiscal 2020. Our services revenue increased by $0.7 million, or 3.5%, during the third quarter of fiscal 2021 compared with the same quarter of fiscal 2020.
Our revenue from product sales increased by $24.7 million, or 22.1%, for the first nine months of fiscal 2021 compared with the same period of fiscal 2020. Our services revenue increased by $2.5 million, or 3.9%, during the first nine months of fiscal 2021 compared with the same period of fiscal 2020.
Gross Margin

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	April 2, 2021	April 3, 2020	$ Change	% Change	April 2, 2021	April 3, 2020	$ Change	% Change
Revenue	$66,404	$61,379	$5,025	8.2%	$203,225	$175,990	$27,235	15.5%
Cost of revenue	40,826	39,418	1,408	3.6%	126,489	113,154	13,335	11.8%
Gross margin	$25,578	$21,961	$3,617	16.5%	$76,736	$62,836	$13,900	22.1%
% of revenue	38.5%	35.8%			37.8%	35.7%
Product margin %	41.5%	39.7%			40.0%	38.7%
Service margin %	32.1%	27.9%			33.2%	30.5%
Gross margin for the third quarter of fiscal 2021 increased by $3.6 million, or 16.5% compared with the same quarter of fiscal 2020. Gross margin for the first nine months of fiscal 2021 increased by $13.9 million, or 22.1%. For the three and nine months of fiscal 2021, gross margin improved over the same period in fiscal 2020 primarily due to higher volume of Private Network business and increased sales through Aviat Store which serves primarily the Rural Broadband space.
Both product and service margin as a percentage of product and service revenue increased in the third quarter of fiscal 2021 and in the first nine months of fiscal 2021 compared with the same period of fiscal 2020 primarily due to higher level of Private Network business and increased sales through Aviat Store.
Research and Development Expenses

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	April 2, 2021	April 3, 2020	$ Change	% Change	April 2, 2021	April 3, 2020	$ Change	% Change
Research and development	$5,275	$4,875	$400	8.2%	$15,541	$15,069	$472	3.1%
% of revenue	7.9%	7.9%			7.6%	8.6%
Our research and development expenses increased by $0.4 million and $0.5 million, or 8.2% and 3.1%, in the three and nine months, respectively of fiscal 2021 compared with the same periods of fiscal 2020 primarily due to increased product development activities.

Selling and Administrative Expenses

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	April 2, 2021	April 3, 2020	$ Change	% Change	April 2, 2021	April 3, 2020	$ Change	% Change
Selling and administrative	$15,106	$15,233	$(127)	(0.8)%	$41,555	$44,334	$(2,779)	(6.3)%
% of revenue	22.7%	24.8%			20.4%	25.2%
Our selling and administrative expenses decreased by $0.1 million, or 0.8%, in the third quarter of fiscal 2021 compared with the same period in fiscal 2020. Our selling and administrative expenses decreased by $2.8 million, or 6.3%, for the nine months of fiscal 2021 compared with the same period in fiscal 2020. The decreases for the three and nine months of fiscal 2021 compared to comparable periods of fiscal 2020 were primarily due to lower travel expenses and restructuring savings offset in part by higher sales-related expenses.
Restructuring Charges

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	April 2, 2021	April 3, 2020	$ Change	% Change	April 2, 2021	April 3, 2020	$ Change	% Change
Restructuring charges	$1,162	$617	$545	88.3%	$1,162	$2,175	$(1,013)	(46.6)%
In the third quarter and the first nine months of fiscal 2021, we recognized restructuring charges of $1.2 million primarily related to the restructuring plan (the “Fiscal 2021 Plan”) approved by our Board of Directors. The Fiscal 2021 Plan is anticipated to entail a reduction in force of approximately 30 employees to be implemented through the second quarter of fiscal year 2022, with a certain number of positions being consolidated and/or relocated.
Interest Income and Interest Expense

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	April 2, 2021	April 3, 2020	$ Change	% Change	April 2, 2021	April 3, 2020	$ Change	% Change
Interest income	$128	$112	$16	14.3%	$202	$318	$(116)	(36.5)%
Interest expense	$—	$(19)	$19	(100.0)%	$(1)	$(23)	$22	(95.7)%
Interest income reflected interest earned on our cash equivalents, which were comprised of money market funds and bank certificates of deposit.
Interest expense was primarily related to interest associated with borrowings from Silicon Valley Bank (“SVB Credit Facility”).
Income Taxes

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	April 2, 2021	April 3, 2020	$ Change	% Change	April 2, 2021	April 3, 2020	$ Change	% Change
Income before income taxes	$4,163	$1,329	$2,834	213.2%	$18,679	$1,553	$17,126	1,102.8%
(Benefit from) provision for income taxes	$(90,568)	$598	$(91,166)	(15,245.2)%	$(88,629)	$2,439	$(91,068)	(3,733.8)%
We estimate our annual effective tax rate at the end of each quarterly period, and we record the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances.
The tax benefit for the first nine months of fiscal 2021 was primarily due to the release of valuation allowance on U.S. federal and state deferred tax assets. The tax expense for the first nine months of fiscal 2020 was primarily related to profitable subsidiaries and a $0.4 million increase in our reserves for uncertain tax positions.
At each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets on a more likely than not basis. During the third quarter of fiscal 2021, we recorded a valuation allowance release of $92.2 million as a discrete item based on management’s reassessment of the amount of its U.S. federal and state deferred tax assets that are more likely than not to be realized, primarily as a result of increases in U.S. profitability in the current period and expectations of continued profitability in future periods. In performing our analysis, we used the most updated plans and estimates that we currently use to manage the underlying business and calculated the utilization of our deferred tax assets. We continue to maintain a valuation allowance of $1.4 million on certain U.S. federal and state deferred tax assets that we believe is not more likely than not to be realized in future periods.
During the third quarter of 2021, we received a tax refund of $3.5 million from the U.S. Internal Revenue Service primarily related to our refundable alternative minimum tax credit claim and recorded minimal tax benefit related to interest as a discrete item.
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

Liquidity, Capital Resources, and Financial Strategies
Sources of Cash
As of April 2, 2021, our total cash and cash equivalents were $45.8 million. Approximately $25.4 million, or 55.3%, was held in the United States. The remaining balance of $20.5 million, or 44.7%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries on April 2, 2021, $19.1 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to foreign withholding taxes.
Operating Activities
Cash provided by or used in operating activities is presented as net income adjusted for non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities was $14.2 million for the first nine months of fiscal 2021, compared to $14.6 million for the first nine months of fiscal 2020; this difference was primarily related to a net change in Accounts receivable and partially offset by the net change in Net income. Net cash provided by noncash items was $(81.8) million for the first nine months of 2021. The net changes in operating assets and liabilities resulted in a net use of cash of $11.3 million for the first nine months of fiscal 2021, compared to net cash provided by operating activities of $7.4 million for the same period in fiscal 2020.
Changes in operating assets and liabilities resulted in a net use of cash for the first nine months of fiscal 2021 primarily related to Accounts receivable that fluctuate from period to period, depending on the amount, timing of sales and billing activities and cash collections; and an increase in certain levels of inventories primarily to mitigate supply chain constraints. The use of cash from assets and liabilities was partially offset by customer Advance payments and unearned revenue; and the timing of payments of Accounts payable.
Investing Activities
Net cash used in investing activities was $2.4 million and $3.9 million for the first nine months of fiscal 2021 and 2020, respectively, which consisted of capital expenditures. During the fourth quarter of fiscal year 2021, we expect to spend approximately $1 million to $2 million for capital expenditures, primarily on equipment for development and manufacturing of new products and IT infrastructure.
Financing Activities
Financing cash flows consist primarily of proceeds from and repayments of short-term debt, repurchase of stock and proceeds from the sale of shares of common stock through employee equity plans. Net cash used in financing activities was $7.7 million for the first nine months of fiscal 2021, primarily due to $9.0 million repayment of short-term debt partially offset by cash proceeds from the issuance of common stock under employee stock plans of $1.9 million. Net cash used in financing activities was $2.5 million for the first nine months of fiscal 2020, primarily due to repurchases of common stock of $1.8 million and the payments for taxes related to net settlement of equity awards of $0.8 million.
As of April 2, 2021, our principal sources of liquidity consisted of $45.8 million in cash and cash equivalents; $23.5 million of available credit under our $25.0 million SVB Credit Facility, which matures on June 28, 2021, and future collections of receivables from customers. We regularly require letters of credit from certain customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically, our primary sources of liquidity have been cash flows from operations and credit facilities.
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
As of April 2, 2021, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility and there was no amount outstanding under the SVB Credit Facility.
In addition, we have an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our subsidiary located there. This line of credit provides for $0.3 million in short-term advances at various interest rates, all of which was available as of April 2, 2021 and July 3, 2020. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of April 2, 2021 and July 3, 2020. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.
On April 13, 2021, we filed a registration statement on Form S-3 with the SEC using a “shelf” registration process. Once the shelf registration statement is declared effective by the SEC, we will be able to, from time to time, offer and sell, either individually or in combination, in one or more offerings, up to a total dollar amount of $200 million of any combination of the securities described in the shelf registration statement or a related prospectus supplement.
Restructuring Payments
We had liabilities for restructuring activities totaling $2.0 million as of April 2, 2021, which were classified as current liabilities and expected to be paid out in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.
Contractual Obligations
The amounts disclosed in our fiscal 2020 Annual Report on Form 10-K filed with the SEC on August 27, 2020 include our commercial commitments and contractual obligations. During the first nine months of fiscal 2021, no material changes occurred in our contractual obligations to purchase goods and services or to make payments under operating leases or our contingent liabilities on outstanding letters of credit, guarantees, and other arrangements as disclosed in our fiscal 2020 Annual Report on Form 10-K.
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
Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of April 2, 2021, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.
As of April 2, 2021, we had commercial commitments of $57.8 million.
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

As of April 2, 2021, we had no foreign currency forward contracts.
Net foreign exchange (income) loss recorded in our unaudited condensed consolidated statements of operations during the three and nine months ended April 2, 2021 and April 3, 2020 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
Amount included in costs of revenues	$(189)	$(534)	$666	$(478)
Certain of our international business is transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars for the first nine months of fiscal 2021 and 2020 was $0.3 million and $2.5 million, respectively, and was included as a component of stockholders’ equity. As of April 2, 2021 and July 3, 2020, the cumulative translation adjustment decreased our equity by $14.7 million and $15.0 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our credit facility.
Exposure on Cash Equivalents
We had $45.8 million in total cash and cash equivalents as of April 2, 2021. Cash equivalents totaled $27.8 million as of April 2, 2021 and were comprised of money market funds and bank certificates of deposit. Cash equivalents investments have been recorded at fair value on our balance sheet.
Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. The weighted-average days to maturity for cash equivalents held as of April 2, 2021 was 27 days, and these investments had an average yield of approximately 3.68% per annum. A 10% change in interest rates on our cash equivalents is not expected to have a material impact on our financial position, results of operations, or cash flows.
Exposure on Borrowings
Our borrowings under the SVB Credit Facility incurred interest at the prime rate plus a spread of 0.50% to 1.50% with such spread determined based on our adjusted quick ratio. During the first nine months of fiscal 2021, our weighted-average interest rate was 3.75%, and the interest expense on these borrowings was insignificant.
A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations, or cash flows since interest on our borrowings is not material to our overall financial position.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with the participation of our President and Chief Executive Officer (“CEO”), and Chief Financial Officer (“CFO”), as of April 2, 2021, our CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, in a manner that allows for timely decisions regarding required disclosures and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting
There were no changes to our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended April 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Management is actively monitoring the impact of the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry, and workforce. Additionally we have undertaken measures to protect our employees, suppliers, and customers, including encouraging, and in many cases requiring employees to work remotely as appropriate. We have also modified some of our controls procedures but those changes have not been significant.
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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of legal proceedings as of April 2, 2021, please refer to “Legal Proceedings” and “Contingent Liabilities” under “Note 12 Commitments and Contingencies” of the Notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which are incorporated into this item by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In May 2018, our board of directors approved a stock repurchase program, which does not have an expiration date, for the repurchase of up to $7.5 million of our common stock. The repurchase program has been suspended temporarily since February 2020 to February 2021. During the third quarter of fiscal 2021, our Board of Directors voted to re-instate our stock repurchase program and repurchased 8,300 shares of our common stock in the open market for an aggregate purchase price, including commissions, of $0.5 million. These shares were recorded as treasury stock and we do not anticipate retiring them. Treasury stock did not participate in the two-for-one stock split in the form of a stock dividend paid on April 7, 2021. As of April 2, 2021, $3.0 million remained available under our stock repurchase program.
Following is a summary of stock repurchases for the three months ended April 2, 2021:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Program (1)
				(in thousands)
January 2, 2021 through January 29,2021	—	$—	—	$3,414
January 30, 2021 through February 26, 2021	2,100	$59.80	2,100	$3,288
February 27, 2021 through April 2, 2021	6,200	$53.68	6,200	$2,956
Total	8,300
(1) Stock Repurchase Programs

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
Date: May 5, 2021

By:	/s/ Eric Chang
Eric Chang Senior Vice President and Chief Financial Officer (duly authorized officer)