Form 10-K
period 2021-07-02
AVIAT NETWORKS, INC.
filed 2021-08-25
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2021 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33278
______________________________
AVIAT NETWORKS, INC.
(Exact name of registrant as specified in its charter)
______________________________

Delaware	20-5961564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Parker Drive, Suite C100A,	Austin,	Texas	78728
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code: (408) 941-7100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	AVNW	NASDAQ Stock Market LLC
Preferred Share Purchase Rights		NASDAQ Stock Market LLC
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of January 1, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $165.4 million. For purposes of this calculation, the registrant has assumed that its directors, executive officers and holders of 10% or more of the outstanding common stock are affiliates.
As of August 20, 2021, there were 11,165,221 shares of the registrant’s common stock outstanding.
_________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its fiscal 2021 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended July 2, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AVIAT NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended July 2, 2021

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
Our principal executive offices are located at 200 Parker Dr., Suite C100A, Austin, Texas 78728, and our telephone number is (408) 941-7100. Our common stock is listed on the NASDAQ Global Select Market under the symbol AVNW. As of July 2, 2021, we had 687 employees compared with 674 employees as of July 3, 2020.
Overview and Description of the Business
We design, manufacture and sell a range of wireless networking products, solutions and services to two principal customer types.
1.Communications Service Providers (“CSPs”): These include mobile and fixed telecommunications network operators, broadband and internet service providers and network operators which generate revenues from the communications services that they provide.
2.Private network operators: These are customers which do not resell communications services but build networks for reasons of economics, autonomy, and/or security to support a wide variety of mission critical performance applications. Examples include federal, state and local government agencies, transportation agencies, energy and utility companies, public safety agencies and broadcast network operators around the world.
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
Revenue from our North America and international regions represented approximately 67% and 33% of our revenue in fiscal 2021, respectively, 64% and 36% of our revenue in fiscal 2020, respectively, and 54% and 46% of our revenue in fiscal 2019, respectively. Information about our revenue attributable to our geographic regions is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Note 10. Segment and Geographic Information” of the accompanying consolidated financial statements in this Annual Report on Form 10-K.

Market Overview
We believe that future demand for microwave and millimeter wave transmission systems will be influenced by a number of factors across several market segments.
Mobile/5G Networks
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

Rural Broadband
•Middle Mile. Aviat transport equipment is used to deliver broadband connectivity to rural and suburban communities as an alternative to costly fiber. There are significant investments being made to improve rural household and enterprise connectivity and many of these investments target middle mile infrastructure builds.
•Expansion of Offered Services. Internet service providers, especially those in emerging markets, now own and operate the most modern communications networks within their respective regions. These network assets can be further leveraged to provide high speed broadband services to fixed locations such as small, medium and large business enterprises, airports, hotels, hospitals, and educational institutions. Microwave and millimeter wave backhaul is ideally suited to providing high speed broadband connections to these end points due to the lack of fiber infrastructure.
Private Networks
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
Our strategy has three main elements aligned to deliver a compelling Total Cost of Ownership (“TCO”) value proposition. The first is our portfolio of wireless transport products allowing our customers increased capacity and flexibility with a much better total cost solution. We are expanding the data-carrying capacity of our wireless products to address the increasing data demand in networks of all types.
Second, in order to address the operational complexity of planning, deploying, owning and operating microwave networks, we are investing in a combination of software applications, tools and services where simplification, process automation and our unique expertise in wireless technology can make a significant difference for our customers and partners.
Finally, Aviat is investing in e-commerce through our Aviat Store platform and supporting supply chain capabilities. Aviat can better service customers buying through the Aviat Store with lower costs, faster lead times and a simpler purchasing experience. The Aviat Store, together with our supply chain, enables customers (including Tier 2 and mobile 5G operators) to purchase products as needed, thus avoiding lengthy and variable lead times that come with other vendor solutions and allowing those customers to lower warehousing costs, reduce obsolete equipment, and lower the cost of capital by paying only when equipment is needed.
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
We have introduced a direct online sales option through our online “Aviat Store” for our WTM radio platform, initially in North America and targeted at wireless internet service providers delivering broadband services in rural and underserved areas. We provide online design tools for radio link planning and on-line ordering tools, which we fulfill directly from our Aviat Store with multiple options of product available for next day shipment. Shipments from Aviat Store commenced late in 2018.
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
Backlog
Our backlog was approximately $225 million at July 2, 2021 and $210 million at July 3, 2020 consisting primarily of contracts or purchase orders for both product and service deliveries and extended service warranties. Services include management’s initial estimate of the value of a customer’s commitment under a services contract. The calculation used by management involves estimates and judgments to gauge the extent of a customer’s commitment, including the type and duration of the agreement, and the presence of termination charges or wind down costs. Contract extensions and increases in scope are treated as backlog only to the extent of the new incremental value. We regularly review our backlog to ensure that our customers continue to honor their purchase commitments and have the financial means to purchase and deploy our products and services in accordance with the terms of their purchase contracts. Backlog estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidation, adjustments for revenue not materialized and adjustments for currency.
We expect to substantially deliver against the backlog as of July 2, 2021 during fiscal 2022, but we cannot be assured that this will occur. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty as well as long-term projects that could take more than a year to complete. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix and the possibility of changes in delivery schedules and additions or cancellations of orders.
Customers
Although we have a large customer base, during any given fiscal year or quarter, a small number of customers may account for a significant portion of our revenue.
Mobile Telephone Networks Group (“MTN Group”) in Africa accounted for 11% of fiscal 2019 total revenue. We have entered into separate and distinct contracts with MTN Group as well as separate arrangements with MTN Group subsidiaries. No customer was greater than 10% of total revenue for fiscal 2021 or 2020.
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
Our research and development expenditures totaled $21.8 million, or 7.9% of revenue, in fiscal 2021, $19.3 million, or 8.1% of revenue, in fiscal 2020, and $21.1 million, or 8.7% of revenue, in fiscal 2019.

Research and development are primarily directed to the development of new products and to build technological capability. We are an industry innovator and intend to continue to focus significant resources on product development in an effort to maintain our competitiveness and support our entry into new markets.
Our product development teams totaled 154 employees as of July 2, 2021, and were located primarily in New Zealand and Slovenia.
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
Although we have been affected by performance issues of some of our suppliers and subcontractors, we have not been materially adversely affected by the inability to obtain raw materials or products. In general, any performance issues causing short-term material shortages are within the normal frequency and impact range currently experienced by high-tech manufacturing companies and are due primarily to the highly technical nature of many of our purchased components.
Patents and Other Intellectual Property
We consider our patents and other intellectual property rights, in the aggregate, to constitute an important asset. We own a portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property. We also license intellectual property to and from third parties. As of July 2, 2021, we held 434 U.S. patents and 462 international patents and had 14 U.S. patent applications pending and 19 international patent applications pending. We do not consider our business to be materially dependent upon any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. From time to time, we might engage in litigation to enforce our patents and other intellectual property or defend against claims of alleged infringement. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. Numerous trademarks used on or in connection with our products are also considered to be valuable assets.
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
Employees
As of July 2, 2021, we had 687 employees, compared with 674 employees at the end of fiscal 2020, and 708 employees at the end of fiscal 2019. As of July 2, 2021, of the 687 employees, 661 were full-time employees with 278 located in the U.S. None of our employees in the U.S. are represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our employee relations are good.

Executive Officers of the Registrant
The name, age, position held with us, and principal occupation and employment during at least the past 5 years for each of our executive officers as of August 25, 2021, are as follows:

Name and Age	Position Currently Held and Past Business Experience
Peter A. Smith, 55	Mr. Smith was appointed President and Chief Executive Officer in January 2020. Prior to joining Aviat Networks, Mr. Smith served as Senior Vice President, US Windows and Canada for Jeld-Wen from March 2017 to December 2019. Prior to Jeld-Wen, he served as President of Polypore International’s Transportation and Industrial segment from October 2013 to March 2017. Previously, he served as Chief Executive Officer and a director of Voltaix Inc. from September 2011 to October 2013. Earlier in his career, Mr. Smith held various executive leadership positions at Fortune 100 and Fortune 500 companies, including Cooper Industries, Dover Knowles Electronics and Honeywell Specialty Materials. Mr. Smith also served on the board of Soleras Advanced Coatings from August 2015 to October 2018. He has both a Bachelor of Science degree in Material (Ceramics) Engineering and PhD in Material Science and Engineering from Rutgers University, and holds a Master of Business Administration degree from Arizona State University.

Eric Chang, 48
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

Bryan C. Tucker, 53
As Senior Vice President Americas, Mr. Tucker is responsible for sales and services in the Americas. Mr. Tucker joined the Company in 2005, and since, has served in a number of roles for Aviat Networks and its predecessor companies Harris Stratex Networks and Harris Microwave Communications Division (“MCD”). For example, as senior director for North America Operations, Mr. Tucker spearheaded major transitions in ERP systems, product lines and operational locations. He also led the company’s post-merger systems unification with Harris MCD in 2007. Before joining Aviat Networks, Mr. Tucker worked for Sony Corp. as director of Manufacturing Engineering and Maintenance for two production facilities. Overall, Mr. Tucker has more than 24 years of experience in engineering and manufacturing operations with high-tech companies. He has a bachelor’s degree in electrical engineering from the University of Florida, is Six Sigma Certified and has pursued postgraduate studies/research in semiconductor physics at Georgia Tech.

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Business and Operational Risk Factors
•Our sales cycle may be lengthy, and the timing of sales, along with additional services such as network design, installation and implementation of our products within our customers’ networks, may extend over more than one period, which can make our operating results difficult to predict.
•The ongoing global COVID-19 pandemic could adversely affect our business, financial condition and results of operations.
•We may undertake further restructuring activities, which may adversely impact our operations, and we may not realize all of the anticipated benefits of these activities or any potential future restructurings. Any restructuring activities may harm our business.
•We must continue to increase our revenues and/or reduce costs if we hope to maintain profitability.
•Our quarterly results may be volatile, which can adversely affect the trading price of our common stock.
•Our success will depend on new products introduced to the marketplace in a timely manner, successfully completing product transitioning and achieving customer acceptance.
•We rely on various third-party service partners to help complement our global operations, and failure to adequately manage these relationships could adversely impact our financial results and relationships with customers.
•We must respond to rapid technological change and comply with evolving industry standards and requirements for our products to be successful.
•Our average sales prices may decline in the future.
•Credit and commercial risks and exposures could increase if the financial condition of our customers declines.
•Our restructuring actions could harm our relationships with our employees and impact our ability to recruit new employees.
•Our business could be adversely affected if we are unable to attract and retain key personnel.
•We face strong competition for maintaining and improving our position in the market, which can adversely affect our revenue growth and operating results.
•Our ability to sell our products and compete successfully is highly dependent on the quality of our customer service and support, and our failure to offer high quality service and support could have a material adverse effect on our sales and results of operations.
•Product performance problems, including undetected errors in our hardware or software, or deployment delays could harm our business and reputation.
•If we fail to accurately forecast our manufacturing requirements or customer demand, we could incur additional costs, which would adversely affect our business and results of operations.

•If we fail to effectively manage our contract manufacturer relationships, we could incur additional costs or be unable to timely fulfill our customer commitments, which would adversely affect our business and results of operations and, in the event of an inability to fulfill commitments, would harm our customer relationships.
•We depend on sole or limited sources for some key components and failure to receive timely delivery of any of these components could result in deferred or lost sales.
•Because a significant amount of our revenue may come from a limited number of customers, the termination of any of these customer relationships may adversely affect our business.
•We continually evaluate strategic transaction opportunities which could involve merger, divestiture, sale and/or acquisition activities that could disrupt our operations and harm our operating results.
•If we fail to develop and maintain distribution and licensing relationships, our revenue may decrease.

Financial and Macroeconomic Risk Factors
•Due to the volume of our international sales, we may be susceptible to a number of political, economic and geographic risks that could harm our business.
•We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.
•The effects of global financial and economic conditions in certain markets has had, and may continue to have, significant effects on our customers and suppliers, and has in the past, and may in the future have, a material adverse effect on our business, operating results, financial condition and stock price.
•Changes in tax laws, treaties, rulings, regulations or agreements, or their interpretation in any country in which we operate; the loss of a major tax dispute; a successful challenge to our operating structure, intercompany pricing policies or the taxable presence of our key subsidiaries in certain countries; or other factors could cause volatility in our effective tax rate and could adversely affect our operating results.
•Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes and other tax benefits may be limited.
•We may be adversely affected by fluctuations in currency exchange rates.

Legal and Regulatory Risk Factors
•Continued tension in U.S.-China trade relations may adversely impact our supply chain operations and business.
•Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) could adversely affect our financial condition and results of operations, and could require a significant expenditure of time, attention and resources, especially by senior management.
•If we are unable to adequately protect our intellectual property rights, we may be deprived of legal recourse against those who misappropriate our intellectual property.
•If sufficient radio frequency spectrum is not allocated for use by our products, or we fail to obtain regulatory approval for our products, our ability to market our products may be restricted.
•Our business is subject to changing regulation of corporate governance, public disclosure and anti-bribery measures which have resulted in increased costs and may continue to result in additional costs or potential liabilities in the future.
•There are inherent limitations on the effectiveness of our controls.
•Our products are used in critical communications networks which may subject us to significant liability claims.
•We may be subject to litigation regarding our intellectual property. This litigation could be costly to defend and resolve and could prevent us from using or selling the challenged technology.
•System security risks, data protection breaches, and cyber-attacks could compromise our proprietary information, disrupt our internal operations and harm public perception of our security products, which could cause our business and reputation to suffer and adversely affect our stock price.

General Risk Factors
•Natural disasters or other catastrophic events could have an adverse effect on our business.
•We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.
•Anti-takeover provisions of Delaware law, the Plan, and provisions in our Amended and Restated Certificate of Incorporation, as amended, and Amended and Restated Bylaws could make a third-party acquisition of us difficult.

For a more complete discussion of the material risks facing our business, see below.

Business and Operational Risk Factors

Our sales cycle may be lengthy, and the timing of sales, along with additional services such as network design, installation and implementation of our products within our customers’ networks, may extend over more than one period, which can make our operating results difficult to predict.

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

Due to the challenges from our lengthy sales cycle, our recognition of revenue from our selling efforts may be substantially delayed, our ability to forecast our future revenue may be more limited and our revenue may fluctuate significantly from quarter to quarter.

The ongoing global COVID-19 pandemic could adversely affect our business, financial condition and results of operations.

In March 2020, the World Health Organization characterized the current respiratory illness caused by novel coronavirus disease, known as COVID-19, as a pandemic. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. The COVID-19 pandemic has, and is expected to continue to have, an impact on our operations, supply chains and distribution systems. The extent to which the COVID-19 pandemic continues to affect our business, prospects and results of operations will depend on future developments, many of which are highly uncertain, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, including ongoing vaccination efforts, any new variant strains of the underlying virus and how quickly and to what extent normal economic and operating activities can resume. Management continues to monitor the impact of COVID-19 on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce.

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

Our business and operating results are affected by the global business environment and economic conditions, including changes in interest rates, availability of capital from credit providers, consumer confidence, rates of inflation, geopolitical issues and other macro-economic factors. The United States and global economies continue to experience a period of economic and financial uncertainty, in part due to COVID-19 and the related public health actions taken by many governments and businesses. An economic downturn, whether related to COVID-19 or otherwise, could lead to decreased customer demand, inability to execute installs and/or service, or the inability of our customers to pay for our products, the inability of suppliers to deliver the components necessary to manufacture our products, and reduced access to capital from credit providers and through the capital markets, among other things, which could adversely affect our business, results of operations and financial condition.

To the extent the COVID-19 pandemic adversely affects the global economy moving forward, and/or adversely affects our business, operations or financial performance, it may also have the effect of increasing the likelihood and/or magnitude of other risks described in the “Risk Factors” set forth in this Item 1A.

We may undertake further restructuring activities, which may adversely impact our operations, and we may not realize all of the anticipated benefits of these activities or any potential future restructurings. Any restructuring activities may harm our business.

We continue to evaluate our business to determine the potential need to realign our resources as we continue to transform our business in order to achieve desired cost savings in an increasingly competitive market. In prior years, we have undertaken a series of steps to restructure our operations involving, among other things and depending on the year, reductions of our workforce, the relocation of our corporate headquarters and the reduction and outsourcing of manufacturing activities. We incurred restructuring charges of $2.3 million, $4.0 million and $0.7 million in fiscal 2021, 2020 and 2019, respectively.

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

We must continue to increase our revenues and/or reduce costs if we hope to maintain profitability.
As measured under U.S. generally accepted accounting principles (“U.S. GAAP”), we recorded net income of $110.1 million in fiscal 2021, compared to $0.3 million in fiscal 2020 and $9.7 million in fiscal 2019. We generated cash from operations of $17.3 million, $17.5 million and $2.9 million in fiscal 2021, 2020 and 2019, respectively.
Throughout fiscal 2021, we experienced strong price competition for new business in all regions while major customer consolidations from prior years also put pressure on revenue and gross margin. In addition, we saw pricing pressures in all markets, particularly in international markets. Customer consolidation may have an increasing negative impact on our revenue if Aviat is not selected as a vendor for the products and/or services we provide. In order to counter pricing pressures, we invested heavily in product improvements to reduce unit costs and enhance product features, decreased overall company expenses, and worked with our vendors to attain more favorable pricing. If we are unable to reduce product unit costs associated with enhanced product features, including payments to contract manufacturers and other suppliers, or achieve the projected cost reductions, we may not maintain profitability.

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

The market for our products and services is characterized by rapid technological change, evolving industry standards and frequent new product introductions. Our future success will depend, in part, on continuous, timely development and introduction of new products and enhancements that address evolving market requirements and are attractive to customers. If we fail to develop or introduce, on a timely basis, new products or product enhancements or features that achieve market acceptance, our business may suffer. Additionally, we work closely with a variety of third-

party partners to develop new product features and new platforms. Should our partners face delays in the development process, then the timing of the rollout of our new products may be significantly impacted which may negatively impact our revenue and gross margin. Another factor impacting our future success is the growth in the customer demand of our new products. Rapidly changing technology, frequent new product introductions and enhancements, short product life cycles and changes in customer requirements characterize the markets for our products. We believe that successful new product introductions provide a significant competitive advantage because of the significant resources committed by customers in adopting new products and their reluctance to change products after these resources have been expended. We have spent, and expect to continue to spend, significant resources on internal research and development to support our effort to develop and introduce new products and enhancements.

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

We rely on various third-party service partners to help complement our global operations, and failure to adequately manage these relationships could adversely impact our financial results and relationships with customers.

We rely on a number of third-party service partners, both domestic and international, to complement our global operations. We rely upon these partners for certain installation, maintenance, logistics and support functions. In addition, as our customers increasingly seek to rely on vendors to perform additional services relating to the design, construction and operation of their networks, the scope of work performed by our service partners is likely to increase and may include areas where we have less experience providing or managing such services. We must successfully identify, assess, train and certify qualified service partners in order to ensure the proper installation, deployment and maintenance of our products. The vetting and certification of these partners can be costly and time-consuming, and certain partners may not have the same operational history, financial resources and scale as we have. Moreover, certain service partners may provide similar services for other companies, including our competitors. We may not be able to manage our relationships with our service partners effectively, and we cannot be certain that they will be able to deliver services in the manner or time required, that we will be able to maintain the continuity of their services, or that they will adhere to our approach to ethical business practices. Our service partners may also experience challenges in providing services to us as a result of the impact of the COVID-19 pandemic. We may also be exposed to a number of risks or challenges relating to the performance of our service partners, including:

•delays in recognizing revenue;
•liability for injuries to persons, damage to property or other claims relating to the actions or omissions of our service partners;
•our services revenue and gross margin may be adversely affected; and
•our relationships with customers could suffer.

If we do not effectively manage our relationships with third-party service partners, or if they fail to perform these services in the manner or time required, our financial results and relationships with our customers could be adversely affected.

We must respond to rapid technological change and comply with evolving industry standards and requirements for our products to be successful.

The optical transport networking equipment market is characterized by rapid technological change, changes in customer requirements and evolving industry standards. We continually invest in research and development to sustain or enhance our existing products, but the introduction of new communications technologies and the emergence of new industry standards or requirements could render our products obsolete. Further, in developing our products, we have made, and will continue to make, assumptions with respect to which standards or requirements will be adopted by our customers and competitors. If the standards or requirements adopted by our prospective customers are different from those on which we have focused our efforts, market acceptance of our products would be reduced or delayed, and our business would be harmed.

We are continuing to invest a significant portion of our research and development efforts in the development of our next-generation products. We expect our competitors will continue to improve the performance of their existing products and introduce new products and technologies and to influence customers’ buying criteria so as to emphasize product capabilities that we do not, or may not, possess. To be competitive, we must anticipate future customer requirements and continue to invest significant resources in research and development, sales and marketing, and customer support. If we do not anticipate these future customer requirements and invest in the technologies necessary to enable us to have and to sell the appropriate solutions, it may limit our competitive position and future sales, which would have an adverse effect on our business and financial condition. We may not have sufficient resources to make these investments and we may not be able to make the technological advances necessary to be competitive.

Our average sales prices may decline in the future.

We have experienced, and could continue to experience, declining sales prices. This price pressure is likely to result in downward pricing pressure on our products and services. As a result, we are likely to experience declining average sales prices for our products. Our future profitability will depend upon our ability to improve manufacturing efficiencies, to reduce the costs of materials used in our products and to continue to introduce new lower-cost products and product enhancements and if we are unable to do so, we may not be able to respond to pricing pressures. If we are unable to respond to increased price competition, our business, financial condition and results of operations will be harmed. Because customers frequently negotiate supply arrangements far in advance of delivery dates, we may be required to commit to price reductions for our products before we are aware of how, or if, cost reductions can be obtained. As a result, current or future price reduction commitments and any inability on our part to respond to increased price competition could harm our business, financial condition and results of operations.

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

Our business requires extensive credit risk management that may not be adequate to protect against customer nonpayment. A risk of non-payment by customers is a significant focus of our business. We expect a significant amount of future revenue to come from international customers in developing countries. We do not generally expect to obtain collateral for sales, although we require letters of credit or credit insurance as appropriate for international customers. For information regarding the percentage of revenue attributable to certain key customers, see “Risk Factors - Business and Operational Risk Factors - Because a significant amount of our revenue may come from a limited number of customers, the termination of any of these customer relationships may adversely affect our business.” Our historical accounts receivable balances have been concentrated in a small number of significant customers. Unexpected adverse events impacting the financial condition of our customers, bank failures or other unfavorable regulatory, economic or political events in the countries in which we do business may impact collections and adversely impact our business, require increased bad debt expense or receivable write-offs and adversely impact our cash flows, financial condition and operating results, which could also result in a breach of our bank covenants.

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

Product performance problems, including undetected errors in our hardware or software, or deployment delays could harm our business and reputation.

The development and production of products with high technology content is complicated and often involves problems with hardware, software, components and manufacturing methods. Complex hardware and software systems, such as our products, can often contain undetected errors or bugs when first introduced or as new versions are released. In addition, errors associated with components we purchase from third parties, including customized components, may be difficult to resolve. We have experienced issues in the past in connection with our products, including failures due to the receipt of faulty components from our suppliers and performance issues related to software updates. From time to time we have had to replace certain components or provide software remedies or other remediation in response to errors or bugs, and we may have to do so again in the future. In addition, performance issues can be heightened during periods where we are developing and introducing multiple new products to the market, as any performance issues we encounter in one technology or product could impact the performance or timing of delivery of other products. Our products may also suffer degradation of performance and reliability over time.

If reliability, quality, security or network monitoring problems develop, a number of negative effects on our business could result, including:

•reduced orders from existing customers;
•declining interest from potential customers;
•delays in our ability to recognize revenue or in collecting accounts receivables;
•costs associated with fixing hardware or software defects or replacing products;
•high service and warranty expenses;
•delays in shipments;
•high inventory excess and obsolescence expense;
•high levels of product returns;
•diversion of our engineering personnel from our product development efforts; and
•payment of liquidated damages, performance guarantees or similar penalties.

Because we outsource the manufacturing of certain components of our products, we may also be subject to product performance problems as a result of the acts or omissions of third parties, and we may not have adequate compensating remedies against such third parties.

From time to time, we encounter interruptions or delays in the activation of our products at a customer’s site. These interruptions or delays may result from product performance problems or from issues with installation and activation, some of which are outside our control. If we experience significant interruptions or delays that we cannot promptly resolve, the associated revenue for these installations may be delayed or confidence in our products could be undermined, which could cause us to lose customers, fail to add new customers, and consequently harm our financial results.

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
Sales of our products and services historically have been concentrated in a small number of customers. Principal customers for our products and services include domestic and international wireless/mobile service providers, OEMs, as well as private network users such as public safety agencies; government institutions; and utility, pipeline, railroad and other industrial enterprises that operate broadband wireless networks. During fiscal 2019 we had one customer in Africa, MTN Group, that accounted for 11% of our total revenue, respectively. No customer accounted for more than 10% of our total revenue in fiscal 2021 or 2020. Although we have a large customer base, during any given quarter a small number of customers may account for a significant portion of our revenue.

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

We continually evaluate strategic transaction opportunities which could involve merger, divestiture, sale and/or acquisition activities that could disrupt our operations and harm our operating results.

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

Financial and Macroeconomic Risk Factors

Due to the volume of our international sales, we may be susceptible to a number of political, economic and geographic risks that could harm our business.
We are highly dependent on sales to customers outside the U.S. In fiscal 2021, our sales to international customers accounted for 34% of total revenue. Significant portions of our international sales are in less developed countries. Our international sales are likely to continue to account for a large percentage of our products and services revenue for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event could result in a significant decline in revenue. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

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

In addition, economic conditions in certain markets could materially adversely affect our suppliers’ access to capital and liquidity with which to maintain their inventories, production levels, or product quality, could cause them to raise prices or lower production levels, or result in their ceasing operations. Further, with respect to our credit facility discussed under “Liquidity, Capital Resources and Financial Strategies” in Item 7 of this Annual Report on Form 10-K, our ability to access the funds available under our credit facility could be materially adversely affected.

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
•changes in domestic or international tax laws, treaties, rulings, regulations or agreements or the interpretation of such tax laws, treaties, rulings, regulations or agreements, including the impact of the Tax Cuts and Jobs Act of 2017 and any new administrations;

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

If we experience an ownership change, our ability to use our NOLs, any loss or deduction attributable to a “net unrealized built-in loss” and other tax attributes (collectively, the “Tax Benefits”) could be substantially limited, and the timing of the usage of the Tax Benefits could be substantially delayed, which could significantly impair the value of the Tax Benefits. There is no assurance that we will be able to fully utilize the Tax Benefits and we could be required to record an additional valuation allowance related to the amount of the Tax Benefits that may not be realized, which could adversely impact our results of operations.

We believe that these Tax Benefits are a valuable asset for us. On September 6, 2016, the Board adopted certain amendments to our Amended and Restated Certificate of Incorporation, as amended (the “Charter Amendments”), to protect our tax benefits. In addition, on March 3, 2020, the Board approved a Tax Benefit Preservation Plan (as amended and restated on August 27, 2020, the “Plan”) in an effort to protect our Tax Benefits during the effective period of the Plan. We submitted the Plan to a stockholder vote and our stockholders approved the plan at the 2020 Annual Meeting of Stockholders. Although the Plan and the Charter Amendments are intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the restrictions on transferability in the Plan and the Charter Amendments will prevent all transfers that could result in such an “ownership change.” There also can be no assurance that the transfer restrictions in the Charter Amendments will be enforceable against all of our stockholders absent a court determination confirming such enforceability. The transfer restrictions may be subject to challenge on legal or equitable grounds.

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

We may be adversely affected by fluctuations in currency exchange rates.

A portion of our sales and expenses stem from countries outside of the United States, and are in currencies other than U.S. dollars, and therefore subject to foreign currency fluctuation. Accordingly, fluctuations in foreign currency rates could have a material impact on our financial results in future periods. We currently enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations on certain non-functional currency account balances, and also to reduce the volatility of cash flows primarily related to forecasted foreign currency revenue and expenses. These forward contracts reduce the impact of currency exchange rate movements on certain transactions, but do not cover all foreign-denominated transactions and therefore do not entirely eliminate the impact of fluctuations in exchange rates on our results of operations and financial condition.

Legal and Regulatory Risk Factors

Continued tension in U.S.-China trade relations may adversely impact our supply chain operations and business.

The U.S. government has taken certain actions that change U.S. trade policies, including tariffs that affect certain products manufactured in China. Some components manufactured by our Chinese suppliers are subject to tariffs if imported into the United States. The Chinese government has taken certain reciprocal actions, including recently imposed tariffs affecting certain products manufactured in the United States. Certain of our products manufactured in our U.S. operations have been included in the tariffs imposed on imports into China from the United States. Although some of the products and components we import are affected by the tariffs, at this time, we do not expect these tariffs to have a material impact on our business, financial condition or results of operations.
It is unknown whether and to what extent additional new tariffs (or other new laws or regulations) will be adopted that increase the cost or feasibility of importing and/or exporting products and components from China to the United States and vice versa. Further, the effect of any such new tariffs or retaliatory actions on our industry and customers is unknown and difficult to predict. As additional new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take retaliatory trade actions, such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

General Risk Factors

Natural disasters or other catastrophic events could have an adverse effect on our business.

Natural disasters, such as hurricanes, earthquakes, fires, extreme weather conditions and floods, could adversely affect our operations and financial performance. Such events could result in physical damage to one or more of our facilities, the temporary closure of one or more of our facilities or those of our suppliers, a temporary lack of an adequate work force in a market, a temporary or long-term disruption in the supply of products from local or overseas suppliers, a temporary disruption in the transport of goods from overseas, and delays in the delivery of goods. Public health issues, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of suppliers or customers, or have an adverse impact on customer demand. As a result of any of these events, we may be required to suspend operations in some or all of our locations, which could have an adverse effect on our business, financial condition, results of operations, and cash flows. These events could also reduce demand for our products or make it difficult or impossible to receive components from suppliers. Although we maintain business interruption insurance and other insurance intended to cover some or all of these risks, such insurance may be inadequate, whether because of coverage amount, policy limitations, the financial viability of the insurance companies issuing such policies, or other reasons.

We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.

In May 2018, the board of directors of the Company (the (“Board of Directors” or “Board”)) approved a stock repurchase program for the repurchase of up to $7.5 million. Our repurchase program even if fully implemented, may not enhance long-term stockholder value. During fiscal 2021, 2020 and 2019 we repurchased $0.8 million, $1.8 million and $2.3 million of our common stock in the open market respectively. As of July 2, 2021, $2.6 million remained available for repurchase under our stock repurchase program.

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of July 2, 2021, we leased approximately 164,000 square feet of facilities worldwide, with approximately 37% in the United States, mostly in California and Texas. Our corporate headquarters is located in Austin, Texas, and consists of approximately 18,000 square feet of office space. We also lease approximately 24,000 square feet of office, assembly facilities and warehouse in multiple locations in Texas and 19,000 square feet of office space in Milpitas, California. Internationally, we lease approximately 103,000 square feet of facilities throughout Europe, North America, Africa and Asia regions, including offices in Singapore, Slovenia, Philippine Islands, India, Mexico, Canada, South Africa, Ghana, Ivory Coast, Kenya, Nigeria, Algeria, Congo, France, Netherlands, Russia, Australia, Dubai, Saudi Arabia, Lebanon, China, and Thailand. In addition, we own approximately 108,000 square feet of facilities in Wellington, New Zealand and Lanarkshire, Scotland.

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

Item 3. Legal Proceedings
We are subject from time to time to disputes with customers concerning our products and services. In May 2016, we received notification of a claim for damages from a customer alleging that certain of our products were defective which we settled for an immaterial amount during the third quarter of 2021.
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
We record accruals for our outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, at least on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. We have not recorded any significant accrual for loss contingencies associated with such legal claims or litigation discussed above.

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
According to the records of our transfer agent, as of August 20, 2021, there were 2,057 holders of record of our common stock.
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
Sales of Unregistered Securities
On April 13, 2021, we filed a registration statement on Form S-3 with the SEC using a “shelf” registration process. When we utilize the shelf registration we will be able to, from time to time, offer and sell, either individually or in combination, in one or more offerings, up to a total dollar amount of $200 million of any combination of the securities described in the shelf registration statement or a related prospectus supplement. During fiscal 2021, we did not issue or sell any unregistered securities.
Issuer Repurchases of Equity Securities
In May 2018, our Board of Directors approved a stock repurchase program, which does not have an expiration date, for the repurchase of up to $7.5 million of our common stock. The stock repurchase program was suspended temporarily between February 2020 and February 2021. During fiscal 2021, our Board of Directors voted to re-instate our stock repurchase program and we repurchased 19,587 shares of our common stock in the open market for an aggregate purchase price, including commissions, of $0.8 million. These shares were recorded as treasury stock and we do not anticipate retiring them. Treasury stock did not participate in the two-for-one stock split in the form of a stock dividend paid on April 7, 2021. As of July 2, 2021, $2.6 million remained available for repurchases under our stock repurchase program.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate dollar Value of Shares that May Yet be Repurchased Under the Program (1)
				(in thousands)
April 3, 2021 through April 30, 2021	—	—	—	$2,956
May 1, 2021 through May 28, 2021	11,287	$29.10	11,287	$2,627
May 29, 2021 through July 2, 2021	—	—	—	$2,627
Total	11,287
_______________________
(1) In May 2018, our Board of Directors approved a stock repurchase program, which does not have an expiration date, for the repurchase of up to $7.5 million of our common stock.

Performance Graph
The following graph and accompanying data compare the cumulative total return on our common stock with the cumulative total return of the Total Return Index for The NASDAQ Composite Market (U.S. Companies) and the NASDAQ Telecommunications Index for the five-year period ended July 2, 2021. The stock price performance shown on the graph below is not necessarily indicative of future price performance. Note that this graph and accompanying data is “furnished,” not “filed,” with the SEC.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Aviat Networks, Inc., the NASDAQ Composite Index
and the NASDAQ Telecommunications Index

800
600
400
200
0
07/01/16
06/30/17
06/29/18
06/28/19
07/30/20
07/02/21
Aviat Networks, Inc.
NASDAQ Composite
NASDAQ Telecommunications

	7/1/2016	6/30/2017	6/29/2018	6/28/2019	7/3/2020	7/2/2021
Aviat Networks, Inc.	$100.00	$216.15	$203.35	$170.19	$230.93	$792.05
NASDAQ Composite	$100.00	$127.76	$157.91	$170.20	$219.27	$316.73
NASDAQ Telecommunications	$100.00	$116.29	$140.68	$169.02	$176.50	$235.38
 ____________________________

*	Assumes (i) $100 invested on July 1, 2016 in Aviat Networks, Inc. common stock, the Total Return Index for The NASDAQ Composite Market (U.S. companies) and the NASDAQ Telecommunications Index; and (ii) immediate reinvestment of all dividends.

Item 6. Selected Financial Data
The following table summarizes our selected historical financial information for each of the last five fiscal years that has been derived from our consolidated financial statements. Data presented for fiscal years 2021, 2020 and 2019 are included elsewhere in this Annual Report on Form 10-K. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes, included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
(In thousands, except per share amounts)	July 2, 2021	July 3, 2020	June 28, 2019	June 29, 2018	July 1, 2017
Revenue from product sales and services	$274,911	$238,642	$243,858	$242,506	$241,874
Cost of product sales and services	172,296	153,946	164,588	162,003	166,402
Income (loss) from continuing operations (1) (2)	110,139	257	9,738	2,302	(621)
Net income (loss) (1), (2), (3)	110,139	257	9,738	2,302	(621)
Net income attributable to noncontrolling interests, net of tax	—	—	—	457	202
Net income (loss) attributable to Aviat Networks	110,139	257	9,738	1,845	(823)
Basic and diluted net income (loss) per common share(4):
Net income (loss) - basic	$9.98	$0.02	$0.91	$0.17	$(0.08)
Net income (loss) - diluted	$9.42	$0.02	$0.87	$0.16	$(0.08)
_______________________

(1)Includes share-based compensation expense of $2.9 million, $1.7 million, $1.7 million, $2.4 million, and $2.1 million for fiscal 2021, 2020, 2019, 2018, and 2017, respectively.
(2)Includes restructuring charges of $2.3 million, $4.0 million, $0.7 million, $1.3 million, and $0.6 million for fiscal 2021, 2020, 2019, 2018, and 2017, respectively.
(3)Includes U.S. valuation allowance release of $92.2 million related to U.S. federal and state deferred tax assets for fiscal 2021.
(4)On April 7, 2021, we effected a stock split in the form of a stock dividend of all of the outstanding shares of our common stock at a ratio of two-for-one (“Stock Split”). The authorized number of shares of 300 million and par value per share of our common stock of $0.01 per share remained unchanged after the Stock Split.

	As of
(In thousands)	July 2, 2021	July 3, 2020	June 28, 2019	June 29, 2018	July 1, 2017
Total assets	$297,653	$179,801	$169,193	$156,061	$152,576
Long-term liabilities	17,949	17,150	15,466	12,077	12,218
_______________________

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2021 and 2020 Results
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes. In the discussion below, our fiscal year ending July 1, 2022 is referred to as “fiscal 2022” or “2022”; our fiscal year ended July 2, 2021 is referred to as “fiscal 2021” or “2021”; our fiscal year ended July 3, 2020 is referred to as “fiscal 2020” or “2020”; and our fiscal year ended June 28, 2019 is referred to as “fiscal 2019” or “2019.” Our fiscal year ends on the Friday nearest to June 30. Fiscal 2021 presented included 52 weeks while fiscal 2020 included 53 weeks and fiscal 2019 included 52 weeks. This one week difference between fiscal 2021 and fiscal 2020 impacts the comparison of both revenue and expenses.
Overview
We achieved revenue growth of 15.2% in fiscal 2021. We anticipate further revenue growth in fiscal 2022. We continue to have a strong backlog entering fiscal 2022 and we anticipate continuing our strong momentum across all verticals. We have made inroads into the U.S. rural broadband and wireless internet service provider areas and there is now further evidence of investment to support 5G deployments with our U.S. service provider customers. Our international sales grew in fiscal 2021.

In March 2020, the World Health Organization characterized the current respiratory illness caused by novel coronavirus disease, known as COVID-19, as a pandemic. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. The COVID-19 pandemic has had and is likely to continue to have an impact on our operations, supply chains and distribution systems. The COVID-19 pandemic has led to an increase in our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking or requiring. The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, including ongoing vaccination efforts, any new variant strains of the underlying virus and how quickly and to what extent normal economic and operating activities can resume. Management is actively monitoring the impact of the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry, and workforce.
Our first priority remains the health and safety of our employees and their families. Employees whose tasks can be done offsite have been instructed to work from home. Our manufacturing sites remain operational, and we are maintaining social distancing and have enhanced cleaning protocols and usage of personal protective equipment, where appropriate.
The impact to our supply chain lead times and ability to fulfill orders was minimal for the year ended July 2, 2021. However, depending on pandemic-related factors such as constraints of supply of certain component parts, uncertain duration of temporary manufacturing restrictions and our ability to perform field services during shelter in place orders, we could experience constraints and delays in fulfilling customer orders in future periods. We are monitoring, assessing and adapting to the situation and preparing for possible implications to our business, supply chain and customer demand. We expect the potential for these challenges to continue until business and economic activities return to more normal levels. The financial results for the year ended July 2, 2021 reflect some of the reduced activity experienced during the period in various locations around the world and are not necessarily indicative of the results for the next fiscal period or fiscal year.

Operations Review
The market for mobile backhaul continued to be our primary addressable market segment globally in fiscal 2021. In North America, we supported 5G and long-term evolution (“LTE”) deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of 3G deployments, 5G deployments and LTE deployments. Our position continues to be to support our customers for 5G and LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. We continue to find that our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. However, as disclosed in “Overview” above and in the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we service.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe and Russia and (3) Latin America and Asia Pacific. Revenue by region for fiscal 2021, 2020 and 2019 and the related changes are shown in the table below:

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2021	2020	2019	2021/2020	2020/2019	2021/2020	2020/2019
North America	$183,071	$151,709	$132,884	$31,362	$18,825	20.7%	14.2%
Africa and the Middle East	44,023	37,595	48,305	6,428	(10,710)	17.1%	(22.2)%
Europe and Russia	8,826	11,157	16,933	(2,331)	(5,776)	(20.9)%	(34.1)%
Latin America and Asia Pacific	38,991	38,181	45,736	810	(7,555)	2.1%	(16.5)%
Total Revenue	$274,911	$238,642	$243,858	$36,269	$(5,216)	15.2%	(2.1)%

Our revenue from North America increased by $31.4 million, or 20.7%, in fiscal 2021 compared with fiscal 2020. The increase in North America revenue during fiscal 2021 was due to revenue growth with private network customers, as well as increased sales to mobile operators. Revenue from North America increased $18.8 million, or 14.2%, in fiscal 2020 compared with fiscal 2019. The increase in North America revenue during fiscal 2020 was due to stronger order flow from private network customers, as well as increased sales to mobile operators.

Our revenue from Africa and the Middle East increased by $6.4 million, or 17.1%, in fiscal 2021 compared with fiscal 2020. The increase in revenue was primarily due to increased sales to mobile operators in the region. Revenue from Africa and the Middle East decreased $10.7 million, or 22.2%, in fiscal 2020 compared with fiscal 2019. The decrease in revenue was primarily due to decreased sales to our mobile operator customers in the region.

Revenue from Europe and Russia decreased by $2.3 million, or 20.9%, in fiscal 2021 compared with fiscal 2020. The decrease in revenue was due to lower sales to mobile operator customers. Revenue in Europe and Russia decreased $5.8 million, or 34.1%, in fiscal 2020 compared with fiscal 2019. The decrease was due to lower sales to mobile operator customers.

Revenue in Latin America and Asia Pacific increased by $0.8 million, or 2.1%, in fiscal 2021 compared with fiscal 2020. The increase in revenue was primarily due to higher sales to mobile operator customers in Asia Pacific offset in part by decreased revenue in Latin America. Revenue from Latin America and Asia-Pacific decreased $7.6 million, or 16.5%, in fiscal 2020 compared with fiscal 2019. The decrease was primarily due to lower sales volume from certain mobile operator customers in Asia Pacific offset in part by increased revenue in Latin America.

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2021	2020	2019	2021/2020	2020/2019	2021/2020	2020/2019
Product sales	$185,787	$153,793	$156,724	$31,994	$(2,931)	20.8%	(1.9)%
Services	89,124	84,849	87,134	4,275	(2,285)	5.0%	(2.6)%
Total Revenue	$274,911	$238,642	$243,858	$36,269	$(5,216)	15.2%	(2.1)%

Our revenue from product sales increased by $32.0 million, or 20.8%, in fiscal 2021 compared with fiscal 2020. Product volume increased with customers in North America and Middle East Africa, offset in part by small declines in the other international markets. Our services revenue increased by $4.3 million, or 5.0%, in fiscal 2021 compared with fiscal 2020 from increased sales in North America.
Our revenue from product sales decreased $2.9 million, or 1.9%, in fiscal 2020 compared with fiscal 2019. Product volume decreased with customers in international markets and was offset in part by increased product sales in North America. Our services revenue decreased by $2.3 million, or 2.6%, in fiscal 2020 compared with fiscal 2019. Decreased sales in international markets were offset in part by increased sales in North America.
Gross Margin

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2021	2020	2019	2021/2020	2020/2019	2021/2020	2020/2019
Revenue	$274,911	$238,642	$243,858	$36,269	$(5,216)	15.2%	(2.1)%
Cost of revenue	172,296	153,946	164,588	18,350	(10,642)	11.9%	(6.5)%
Gross margin	$102,615	$84,696	$79,270	$17,919	$5,426	21.2%	6.8%
% of revenue	37.3%	35.5%	32.5%
Product margin %	39.1%	38.0%	33.9%
Service margin %	33.5%	30.9%	29.9%

Gross margin for fiscal 2021 increased by $17.9 million, or 21.2%, compared with fiscal 2020. Gross margin as a percentage of revenue for fiscal 2021 increased to 37.3%, compared with 35.5% in fiscal 2020, primarily due to higher volume of Private Network business, increased sales through Aviat Store which serves primarily the Rural Broadband, and wins with our multiband products and software sales.
Gross margin for fiscal 2020 increased $5.4 million, or 6.8%, compared with fiscal 2019. Gross margin as a percentage of revenue for fiscal 2020 increased to 35.5%, compared with 32.5% in fiscal 2019, primarily due to higher margin rates for product sales and implementation of cost savings initiatives. The increased volume of product sales in North America, which generally has a higher gross margin compared to international, contributed most of the overall gross margin improvement in fiscal 2020.
Research and Development Expenses

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2021	2020	2019	2021/2020	2020/2019	2021/2020	2020/2019
Research and development expenses	$21,810	$19,284	$21,111	$2,526	$(1,827)	13.1%	(8.7)%
% of revenue	7.9%	8.1%	8.7%

Our research and development (“R&D”) expenses increased by $2.5 million, or 13.1%, in fiscal 2021 compared with fiscal 2020. The increase was due to additional investments to support new product offerings.
Our R&D expenses decreased $1.8 million, or 8.7%, in fiscal 2020 compared with fiscal 2019. The decrease was primarily due to consolidation of product development, lower variable compensation and costs reduction initiatives associated with COVID-19, offset in part by expenses associated with one extra week in our fiscal 2020 calendar.
Selling and Administrative Expenses

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2021	2020	2019	2021/2020	2020/2019	2021/2020	2020/2019
Selling and administrative expenses	$56,324	$57,985	$56,055	$(1,661)	$1,930	(2.9)%	3.4%
% of revenue	20.5%	24.3%	23.0%

Our selling and administrative expenses decreased by $1.7 million, or 2.9%, in fiscal 2021 compared with fiscal 2020. The decrease was primarily due to lower travel expenses and restructuring savings offset in part by higher sales-related expenses.
Our selling and administrative expenses increased $1.9 million, or 3.4%, in fiscal 2020 compared with fiscal 2019. The increase was primarily due to higher variable compensation and expenses associated with one extra week in our fiscal 2020 calendar, partially offset by cost reductions initiatives associated with COVID-19.
Restructuring Charges

During the third and fourth quarters of fiscal 2021, our Board of Directors approved restructuring plans (the “Fiscal 2021 Plan”) to continue to reduce our operating costs and improve profitability. We recorded restructuring charges of $2.4 million related to the Fiscal 2021 Plan in fiscal 2021. Payments related to the accrued restructuring balances for this plan are expected to be fully paid in fiscal 2022.
During the fourth quarter of fiscal 2020, our Board of Directors approved a restructuring plan (the “Q4 2020 Plan”) in order to continue to reduce our operating costs and improve profitability to optimize our business model and increase efficiencies. We recorded restructuring charges of $1.9 million related to the Q4 2020 Plan in fiscal 2020. Payments related to the accrued restructuring liability balance for this plan are expected to be fully paid in fiscal 2022.
During the third quarter of fiscal 2020, our Board of Directors approved a restructuring plan (the “Q3 2020 Plan”) in order to reduce our operating costs and improve profitability to optimize our business model and increase efficiencies. We recorded restructuring charges of $0.6 million related to the Q3 2020 Plan in fiscal 2020. Payments related to the accrued restructuring liability balance for this plan were fully paid in fiscal 2021.
During the fourth quarter of fiscal 2019, our Board of Directors approved a restructuring plan (the “Fiscal 2020 Plan”) to primarily consolidate product development, right size our resources to support our International business and other support functions. Payments related to the accrued restructuring liability balance for this plan were fully paid in fiscal 2021.
During the fourth quarter of fiscal 2018, our Board of Directors approved a restructuring plan (the “Fiscal 2018-2019 Plan”) to consolidate back-office support functions and align resources by geography to lower our expense structure. We completed the restructuring activities under the Fiscal 2018-2019 Plan at the end of fiscal 2019. Payments related to the accrued restructuring liability balance for this plan were fully paid in fiscal 2021.
Our restructuring charges by plan for fiscal 2021, 2020 and 2019 are summarized in the table below:

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2021	2020	2019	2021/2020	2020/2019	2021/2020	2020/2019
Fiscal 2021 Plan	$2,414	$—	$—	$2,414	$—	N/A	N/A
Q4 2020 Plan	92	1,879	—	(1,787)	1,879	(95.1)%	N/A
Prior Years' Plan	(235)	2,170	736	(2,405)	1,434	(110.8)%	194.8%
Restructuring charges	$2,271	$4,049	$736	$(1,778)	$3,313	(43.9)%	450.1%
Restructuring charges for fiscal 2021 included employee severance and benefits of $2.4 million the Fiscal 2021 Plan and a reduction in the previously estimated accrual of $0.2 million in Prior Years' Plan. Restructuring charges for fiscal 2020 included employee severance and benefits costs of $1.9 million for the Q4 2020 Plan, $2.2 million for the Prior Years' Plan. Restructuring charges for fiscal 2019 included $0.7 million of employee severance and benefits costs related to the Prior Years' Plan.
Interest Income, Interest Expense and Other Income (Expense), Net

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2021	2020	2019	2021/2020	2020/2019	2021/2020	2020/2019
Interest income	$230	$385	$267	$(155)	$118	(40)%	44%
Interest expense	—	(54)	(102)	54	48	(100)%	(47)%
Other income, net	—	—	17	—	(17)	N/A	N/A

Interest income reflected interest earned on our cash equivalents which were comprised of money market funds and bank certificates of deposit.
Interest expense was primarily related to interest associated with borrowings under our Silicon Valley Bank (“SVB”) credit facility and discounts on customer letters of credit.
Income Taxes

	Fiscal Year			$ Change
(In thousands, except percentages)	2021	2020	2019	2021/2020	2020/2019
Income before income taxes	$22,440	$3,709	$1,550	$18,731	$2,159
(Benefit from) provision for income taxes	(87,699)	3,452	(8,188)	(91,151)	11,640
As % of income before income taxes	(390.8)%	93.1%	(528.3)%
Our (benefit from) provision for income taxes was $87.7 million of benefit for fiscal 2021, $3.5 million of expense for fiscal 2020 and $8.2 million of benefit for fiscal 2019. Our tax benefit for fiscal 2021 was primarily due to the release of $92.2 million in valuation allowance on our U.S. federal and state deferred tax assets, offset by tax expenses related to profitable foreign subsidiaries and an increase in our reserve for uncertain tax positions.

Our tax expense for fiscal 2020 was primarily due to tax expense related to profitable foreign subsidiaries and an increase in our reserve for uncertain tax positions.
Liquidity, Capital Resources and Financial Strategies
As of July 2, 2021, our cash and cash equivalents and short-term investments totaled $47.9 million. Approximately $27.9 million, or 58.2%, was held in the United States. The remaining balance of $20.0 million, or 41.8%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries at July 2, 2021, $18.8 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to foreign withholding taxes.
Operating Activities
Cash provided by operating activities is presented as net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $17.3 million for fiscal 2021, $17.5 million for fiscal 2020 and $2.9 million for fiscal 2019.
For fiscal 2021 compared to fiscal 2020, cash provided by operating activities decreased by $0.2 million. The net contribution of non-cash items to cash provided by operating activities decreased by $92.3 million and the net contribution of changes in operating assets and liabilities to cash provided by operating activities decreased by $17.7 million in fiscal 2021 as compared to fiscal 2020.
The $92.3 million decrease in the net contribution of non-cash items to cash provided by operating activities was primarily attributable to a $90.4 million net change in deferred tax assets.
Net changes in operating assets and liabilities resulted in a decrease of $17.7 million to cash used by operating activities for fiscal 2021 compared to fiscal 2020. Accounts receivable and unbilled costs fluctuate from period to period, depending on the amount and timing of sales and billing activities and cash collections. The fluctuations in accounts payable and accrued expenses during fiscal 2021 were primarily due to the timing of liabilities incurred and vendor payments. The change in inventories and in customer service inventories during fiscal 2021 were primarily driven by forecasted demand and to secure component parts in shortage. The increase in customer advance payments and unearned revenue during fiscal 2021 was due to the timing of payment from customers and revenue recognition. We used $2.3 million in cash during fiscal 2021 on expenses related to restructuring liabilities.
For fiscal 2020 compared to fiscal 2019, cash provided by operating activities increased by $14.5 million. The net contribution of non-cash items to cash provided by operating activities increased by $9.3 million and the net changes in operating assets and liabilities to cash provided by operating activities increased by $10.3 million in fiscal 2020 as compared to fiscal 2019.

The $9.3 million increase in the net contribution of non-cash items to cash provided by operating activities was primarily attributable to a $8.6 million net change in deferred tax assets.
Investing Activities
Net cash used in investing activities was $2.8 million for fiscal year 2021, $4.6 million for fiscal 2020 and $5.2 million for fiscal 2019, which consisted of capital expenditures.
For fiscal 2022, we expect to spend between $5.0 million to $6.0 million for capital expenditures, primarily on equipment for development and manufacturing of new products and IT infrastructure.
Financing Activities
Financing cash flows consist primarily of proceeds and repayments of short-term debt, repurchase of stock and proceeds from the sale of shares of common stock through employee equity plans. Net cash used in financing activities was $8.0 million for fiscal year 2021, which was attributable to $9.0 million for the repayment of borrowings, $0.8 million for repurchase of common stock, $0.2 million payments for taxes related to net settlement of equity awards, offset by $1.9 million proceeds from the issuance of common stock from employee stock plans. Net cash used by financing activities was $2.5 million for fiscal 2020 and $3.0 million for fiscal 2019.
As of July 2, 2021, our principal sources of liquidity consisted of the $47.9 million in cash and cash equivalents, $22.7 million of available credit under our $25.0 million credit facility with Silicon Valley Bank (“SVB Credit Facility”) which matures on June 28, 2024, and future collections of receivables from customers. We regularly require letters of credit from certain customers and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically, our primary sources of liquidity have been cash flows from operations and credit facilities.
On May 17, 2021 we entered into Amendment No. 4 to Third Amended and Restated Loan and Security Agreement, which extended the expiration date to June 28, 2024. While we intend to continue to renew the SVB Credit Facility in the future, there can be no assurance that the SVB Credit Facility will be renewed. In addition, there can be no assurance that our business will generate cash flow from operations, that we will be in compliance with the quarterly financial covenants contained in the SVB Credit Facility, or that we will have a sufficient borrowing base under such facility. If we are not in compliance with the financial covenants or do not have sufficient eligible accounts receivable to support our borrowing base, the availability of our credit facility is not certain or may be diminished. Over the longer term, if we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations that may arise in the future, we may be required to sell assets, reduce capital expenditures, or obtain financing. If we need to obtain additional financing, we cannot be assured that it will be available on favorable terms, or at all. Our ability to make scheduled principal payments or pay interest on or refinance any future indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the microwave communications market and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
On April 13, 2021, we filed a registration statement on Form S-3 with the SEC using a “shelf” registration process. If and when we utilize the shelf registration, we will be able to, from time to time, offer and sell, either individually or in combination, in one or more offerings, up to a total dollar amount of $200 million of any combination of the securities described in the shelf registration statement. Each time we offer securities under this shelf registration, we will provide a prospectus supplement that will contain more specific information about the terms of that offering.
We believe that our existing cash and cash equivalents, the available line of credit under the SVB Credit Facility and future cash collections from customers will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for at least the next 12 months.
Available Credit Facility, Borrowings and Repayment of Debt
On May 17, 2021, we entered into Amendment No. 4 to Third Amended and Restated Loan and Security Agreement to extend the maturity date to June 28, 2024. The SVB Credit Facility provides for a $25.0 million accounts receivable formula-based revolving credit facility that can be borrowed by the U.S. company, with a $25.0 million sub-limit that can be borrowed by our U.S. and Singapore entities. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of all borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the accounts receivable formula-based revolving credit facility can also be utilized to issue letters of credit with a $12.0 million sub-limit. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of July 2, 2021, available credit under the SVB Credit Facility was $22.7 million reflecting the calculated borrowing base of $25.0 million less outstanding letters of credit of $2.3 million. We did not borrow against the SVB Credit Facility during fiscal 2021 and there was no borrowing outstanding as of July 2, 2021.
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
As of July 2, 2021, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility.
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
We also obtained an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our subsidiary located there in fiscal 2015. This line of credit provides for $0.3 million in short-term advances at various interest rates, all of which was available as of July 2, 2021. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of July 2, 2021. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.
Restructuring Payments
We had liabilities for restructuring activities totaling $2.7 million as of July 2, 2021, which was classified as current liability and expected to be paid in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of July 2, 2021:

	Obligations Due by Fiscal Year
(In thousands)	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years	Other
Purchase obligations (1)(4)	31,411	17,201	13,515	695	—	—
Other purchase obligations (3)(4)	2,456	1,529	927	—	—	—
Operating lease commitments (5)	5,172	973	1,315	1,174	1,710	—
Reserve for uncertain tax positions (2)	5,164	—	—	—	—	5,164
Total contractual cash obligations	$44,203	$19,703	$15,757	$1,869	$1,710	$5,164
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
(2)Liabilities for uncertain tax positions of $5.2 million were included in long-term liabilities in the consolidated balance sheets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments related to this amount due to uncertainties in the timing of tax audit outcomes.
(3)Contractual obligation related to software as a service and software maintenance support.
(4)These items are not recorded on our consolidated balance sheets.
(5)Includes operating leases with terms less than 1 year that are not recorded on our consolidated balance sheets.
Commercial Commitments
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit and other arrangements with financial institutions and insurers primarily relating to the guarantee of future performance on certain tenders and contracts to provide products and services to customers. As of July 2, 2021, we had commercial commitments on outstanding surety bonds and standby letters of credit as follows:

	Expiration of Commitments by Fiscal Year
(In thousands)	Total	2022	2023	2024	After 2024
Standby letters of credit used for:
Bids	$787	$787	$—	$—	$—
Payment guarantees	3,238	2,190	—	—	1,048
Performance	34,697	33,584	1,113	—	—
	38,825	36,629	1,113	35	1,048
Surety bonds used for:
Performance	530,497	524,726	5,771	—	—
Payment guarantees	3,642	3,542	100	—	—
Tax bonds	10,315	6,771	—	3,544	—
	544,454	535,039	5,871	3,544	—
Total commercial commitments	$583,279	$571,668	$6,984	$3,579	$1,048
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
Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of July 2, 2021, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.
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
We also enter into foreign exchange forward contracts to mitigate the change in fair value of specific non-functional currency assets and liabilities on the consolidated balance sheets. All balance sheet hedges are marked to market through earnings every period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities.
As of July 2, 2021, we had no foreign currency forward contracts outstanding.
Net foreign exchange gain (loss) recorded in our consolidated statements of operations during fiscal 2021, 2020 and 2019 was as follows:

	Fiscal Year
(In thousands)	2021	2020	2019
Amount included in costs of revenues	$1,015	$419	$(664)
Total foreign exchange gain (loss), net	$1,015	$419	$(664)
A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of July 2, 2021 would have an no impact as we held no foreign currency derivatives as of July 2, 2021.
Certain of our international business are transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars is included as a component of stockholders’ equity. As of July 2, 2021 and July 3, 2020, the cumulative translation adjustment decreased our stockholders’ equity by $14.3 million and $15.0 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, short-term investments and borrowings under our credit facility.

Exposure on Cash Equivalents and Short-term Investments
We had $47.9 million in total cash and cash equivalents and short-term investments as of July 2, 2021. Cash equivalents and short-term investments totaled $30.1 million as of July 2, 2021 and were comprised of money market funds and certificates of deposit. Cash equivalents and short-term investments have been recorded at fair value on our consolidated balance sheets.
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
The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents and short-term investments earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The investments held as of July 2, 2021, had weighted-average days to maturity of 28 days, and an average yield of 3.39% per annum. A 10% change in interest rates on our cash equivalents and short-term investments is not expected to have a material impact on our financial position, results of operations or cash flows.
Exposure on Borrowings
During fiscal 2021, we had no demand borrowings outstanding under our credit facility. The interest would have been at the prime rate plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. During fiscal 2021, our weighted average interest rate would have been 3.75%.
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
The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
•revenue recognition for estimated costs to complete overtime services;
•inventory valuation and provision for excess and obsolete inventory losses; and
•income taxes valuation.
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
Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, we recognize revenue by applying the following five-step approach: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, we satisfy a performance obligation.
Revenue from services includes certain network planning and design, engineering, installation and commissioning, extended warranty, customer support, consulting, training, and education. Maintenance and support services are generally offered to our customers and recognized over a specified period of time and from sales and subsequent renewals of maintenance and support contracts. The network planning and design, engineering and installation related services noted are recognized based on an over-time recognition model using the cost-input method. Certain judgment is required when estimating total contract costs and progress to completion on the over-time arrangements, as well as whether a loss is expected to be incurred on the contract. The cost estimation process for these contracts is based on the knowledge and experience of the Company’s project managers, engineers, and financial professionals. Changes in job performance and job conditions are factors that influence estimates of the total costs to complete those contracts and the Company’s revenue recognition. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made in a timely manner. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are reflected in income in the period in which the circumstances that gave rise to the revision become known to us. We perform ongoing profitability analysis of our service contracts accounted for under this method in order to determine whether the latest estimates of revenues, costs, and profits require updating. In rare circumstances if these estimates indicate that the contract will be unprofitable, the entire estimated loss for the remainder of the contract is recorded immediately.

Inventory Valuation and Provisions for Excess and Obsolete Losses
Our inventories have been valued at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We balance the need to maintain prudent inventory levels to ensure competitive delivery performance with the risk of excess or obsolete inventory due to changing technology and customer requirements, and new product introductions. The manufacturing of our products is handled primarily by contract manufacturers. Our contract manufacturers procure components and manufacture our products based on our forecast of product demand. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand, the stage of the product life cycle, anticipated end of product life and production requirements. Several factors may influence the sale and use of our inventories, including decisions to exit a product line, technological change, new product development and competing product offerings. These factors could result in a change in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may be overstated or understated. In the future, if we determine that our inventory is overvalued, we would be required to recognize such costs in cost of product sales and services in our consolidated statements of operations at the time of such determination. In the case of goods which have been written down below cost at the close of a fiscal quarter, such reduced amount is considered the new lower cost basis for subsequent accounting purposes, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We did not make any material changes in the valuation methodology during the past three fiscal years.
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

Income Taxes Valuation
We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities of amounts reported in our consolidated balance sheets, as well as operating loss and tax credit carryforwards. Certain judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the opening and closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences may result in an increase or decrease to our tax provision in a subsequent period in which such determination is made.
We record deferred taxes by applying enacted statutory tax rates to the respective jurisdictions and follow specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the consolidated balance sheets and provide necessary valuation allowances as required. Future realization of deferred tax assets ultimately depends on meeting certain criteria in ASC 740, Income Taxes. One of the major criteria is the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Our judgments regarding future profitability may change due to many factors, including future market conditions and our ability to successfully execute our business plans and/or tax planning strategies. Should there be a change in our ability to recover our deferred tax assets, our tax provision would increase or decrease in the period in which the assessment is changed.
Realization of deferred tax assets is dependent upon future earnings in applicable tax jurisdictions. At each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets on a more likely than not basis. During fiscal 2021, we recorded a valuation allowance release of $92.2 million as a discrete item based on management’s reassessment of the amount of its U.S. federal and state deferred tax assets that are more likely than not to be realized, primarily as a result of increases in U.S. profitability in the current period and expectations of continued profitability in future periods. In performing our analysis, we used the most updated plans and estimates that we currently use to manage the underlying business and calculated the utilization of our deferred tax assets. We continue to maintain a valuation allowance of $1.4 million on certain U.S. federal and state deferred tax assets that we believe is not more likely than not to be realized in future periods.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Aviat Networks, Inc.
Austin, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Aviat Networks, Inc. (the “Company”) as of July 2, 2021 and July 3, 2020, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three fiscal years in the period ended July 2, 2021, the related notes and the financial statement schedule - Valuation and Qualifying Accounts (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 2, 2021 and July 3, 2020, and the results of its operations and its cash flows for each of the three fiscal years in the period ended July 2, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of July 2, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 25, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition – Estimated Costs to Complete
As described in Note 3 to the consolidated financial statements, revenues from network planning and design, engineering and installation-related services are recognized based on an overtime recognition model using the cost-input method. The cost estimation process for these contracts is based on the knowledge and experience of the Company’s project managers, engineers, and financial professionals. Changes in job performance and job conditions are factors that influence estimates of the total costs to complete those contracts and the Company’s revenue recognition.

We identified estimated costs to complete for open and ongoing over-time revenue contracts at year end as a critical audit matter. The determination of the total estimated cost and progress toward completion requires management to make significant estimates and assumptions. Changes in these estimates or timing of when the costs occur can have a significant impact on the revenue recognized each period. Auditing these elements involved especially challenging and subjective auditor judgment in evaluating the reasonableness of management’s assumptions and estimates over the duration of these contracts.
The primary procedures we performed to address this critical audit matter included:
a.Testing the design and operating effectiveness of certain controls related to estimated costs to complete, including controls over management’s review of cost estimates.
b.Evaluating the reasonableness of a sample of project budgets for projects completed during the year through a retrospective review against actual performance at project completion.
c.Assessing the reasonableness of the estimated costs to complete for a sample of open projects through: (i) evaluating the reasonableness of project budgets and the nature of costs required to complete open projects, (ii) assessing the status of completion of respective projects through testing of a sample of project costs incurred to date, (iii) evaluating the reasonableness of project status by performing inquiries of project managers and assessing the nature of activities required to complete open projects, and (iv) performing retrospective review on closed projects and investigating budget to actual variances (if any).
d.Assessing the reasonableness of changes in estimated costs to complete and investigating reasons for changes in expected costs and project margins.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2015.

San Jose, California
August 25, 2021

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Aviat Networks, Inc.
Austin, Texas

Opinion on Internal Control over Financial Reporting

We have audited Aviat Networks, Inc.’s (the “Company’s”) internal control over financial reporting as of July 2, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 25, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of July 2, 2021 and July 3, 2020, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three fiscal years in the period ended July 2, 2021, the related notes and the financial statement schedule - Valuation and Qualifying Accounts and our report dated August 25, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP
San Jose, California
August 25, 2021

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share amounts)	July 2, 2021	July 3, 2020	June 28, 2019
Revenues:
Revenue from product sales	$185,787	$153,793	$156,724
Revenue from services	89,124	84,849	87,134
Total revenues	274,911	238,642	243,858
Cost of revenues:
Cost of product sales	113,055	95,321	103,517
Cost of services	59,241	58,625	61,071
Total cost of revenues	172,296	153,946	164,588
Gross margin	102,615	84,696	79,270
Operating expenses:
Research and development expenses	21,810	19,284	21,111
Selling and administrative expenses	56,324	57,985	56,055
Restructuring charges	2,271	4,049	736
Total operating expenses	80,405	81,318	77,902
Operating income	22,210	3,378	1,368
Interest income	230	385	267
Interest expense	—	(54)	(102)
Other income (expense), net	—	—	17
Income before income taxes	22,440	3,709	1,550
(Benefit from) provision for income taxes	(87,699)	3,452	(8,188)
Net income	$110,139	$257	$9,738

Net income per share:
Basic	$9.98	$0.02	$0.91
Diluted	$9.42	$0.02	$0.87
Weighted average shares outstanding:
Basic	11,036	10,782	10,754
Diluted	11,688	10,936	11,236
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
(In thousands)	July 2, 2021	July 3, 2020	June 28, 2019
Net income	$110,139	$257	$9,738
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	642	(2,233)	(131)
Other comprehensive income (loss)	642	(2,233)	(131)
Comprehensive income (loss)	$110,781	$(1,976)	$9,607
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)	July 2, 2021	July 3, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$47,942	$41,618
Accounts receivable, net	48,135	44,661
Unbilled receivables	37,521	28,085
Inventories	23,436	13,997
Customer service inventories	1,431	1,234
Asset held for sale	2,218	—
Other current assets	9,556	10,355
Total current assets	170,239	139,950
Property, plant and equipment, net	11,701	16,911
Deferred income taxes	103,467	12,799
Right of use assets	3,816	3,474
Other assets	8,430	6,667
TOTAL ASSETS	$297,653	$179,801
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$—	$9,000
Accounts payable	32,405	31,995
Accrued expenses	28,154	26,920
Short-term lease liabilities	769	1,445
Advance payments and unearned revenue	32,304	21,872
Restructuring liabilities	2,737	2,738
Total current liabilities	96,369	93,970
Unearned revenue	8,592	8,142
Long-term lease liabilities	3,223	2,303
Other long-term liabilities	356	401
Reserve for uncertain tax positions	5,164	5,759
Deferred income taxes	614	545
Total liabilities	114,318	111,120
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 11,153,445 and 10,800,974 shares issued and outstanding as of July 2, 2021 and July 3, 2020, respectively	112	108
Treasury stock 19,587 and 0 shares as of July 2, 2021 and July 3, 2020, respectively	(787)	—
Additional paid-in-capital	818,939	814,283
Accumulated deficit	(620,602)	(730,741)
Accumulated other comprehensive loss	(14,327)	(14,969)
Total equity	183,335	68,681
TOTAL LIABILITIES AND EQUITY	$297,653	$179,801
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(In thousands)	July 2, 2021	July 3, 2020	June 28, 2019
Operating Activities
Net income	$110,139	$257	$9,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	5,383	4,387	4,468
Provision for (recovery from) uncollectible receivables	171	23	(359)
Share-based compensation	2,921	1,686	1,723
Deferred tax assets, net	(90,599)	(172)	(8,760)
Charges for inventory and customer service inventory write-downs	1,452	945	553
Loss on disposition of property, plant and equipment, net	6	56	4
Noncash lease expense	(342)	4,416	—
Changes in operating assets and liabilities:
Accounts receivable	(4,232)	7,043	(6,395)
Unbilled receivables	(8,579)	(304)	(4,976)
Inventories	(9,987)	(5,651)	1,228
Customer service inventories	(1,104)	(1,023)	(357)
Accounts payable	580	(3,122)	5,074
Accrued expenses	1,767	4,285	(2,585)
Advance payments and unearned revenue	10,560	6,304	4,170
Income taxes payable or receivable	159	1,978	338
Other assets and liabilities	(997)	(3,615)	(920)
Net cash provided by operating activities	17,298	17,493	2,944
Investing Activities
Payments for acquisition of property, plant and equipment	(2,847)	(4,608)	(5,246)
Net cash used in investing activities	(2,847)	(4,608)	(5,246)
Financing Activities
Proceeds from borrowings	—	41,911	36,000
Repayments of borrowings	(9,000)	(41,911)	(36,000)
Payments for repurchase of common stock	—	(1,772)	(2,316)
Payments for repurchase of common stock - treasury shares	(787)	—	—
Payments for taxes related to net settlement of equity awards	(167)	(802)	(671)
Proceeds from issuance of common stock under employee stock plans and exercises of stock options	1,906	29	35
Net cash used in financing activities	(8,048)	(2,545)	(2,952)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(77)	(669)	(309)
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,326	9,671	(5,563)
Cash, cash equivalents, and restricted cash, beginning of year	41,872	32,201	37,764
Cash, cash equivalents, and restricted cash, end of year	$48,198	$41,872	$32,201

	Fiscal Year Ended
(In thousands)	July 2, 2021	July 3, 2020	June 28, 2019
Non-cash investing activities:
Unpaid property, plant and equipment	$228	$277	$578
Supplemental disclosures of cash flow information:
Cash paid for interest	$4	$60	$70
Cash (received) paid for income taxes, net	$(2,119)	$1,057	$687
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	$ Amount	Shares	$ Amount
Balance as of June 29, 2018	10,702,310	$108	—	$—	$816,372	$(746,359)	$(12,605)	$57,516
Cumulative-effect adjustment for ASC Topic 606	—	—	—	—	—	5,623	—	5,623
Net income	—	—	—	—	—	9,738	—	9,738
Other comprehensive (loss) income, net of tax	—	—	—	—	—	—	(131)	(131)
Issuance of common stock under employee stock plans	345,406	4	—	—	31	—	—	35
Shares withheld for taxes related to vesting of equity awards	(15,788)	(2)	—	—	(670)	—	—	(672)
Stock repurchase	(312,538)	(2)	—	—	(2,314)	—	—	(2,316)
Share-based compensation	—	—	—	—	1,723	—	—	1,723
Balance as of June 28, 2019	10,719,390	108	—	—	815,142	(730,998)	(12,736)	71,516
Net income	—	—	—	—	—	257	—	257
Other comprehensive (loss) income, net of tax	—	—	—	—	—	—	(2,233)	(2,233)
Issuance of common stock under employee stock plans	450,112	4	—	—	25	—	—	29
Shares withheld for taxes related to vesting of equity awards	(112,482)	(2)	—	—	(800)	—	—	(802)
Stock repurchase	(256,046)	(2)	—	—	(1,770)	—	—	(1,772)
Share-based compensation	—	—	—	—	1,686	—	—	1,686
Balance as of July 3, 2020	10,800,974	108	—	—	814,283	(730,741)	(14,969)	68,681
Net income	—	—	—	—	—	110,139	—	110,139
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	642	642
Issuance of common stock under employee stock plans	393,724	4	—	—	1,902	—	—	1,906
Shares withheld for taxes related to vesting of equity awards	(13,366)	—	—	—	(167)	—	—	(167)
Stock repurchase	(27,887)	—	19,587	(787)	—	—	—	(787)
Share-based compensation	—	—	—	—	2,921	—	—	2,921
Balance as of July 2, 2021	11,153,445	$112	19,587	$(787)	$818,939	$(620,602)	$(14,327)	$183,335
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
Our fiscal year ends on the Friday nearest June 30. This was July 2, for fiscal 2021, July 3, for fiscal 2020 and June 28, for fiscal 2019. Fiscal 2021 presented 52 weeks while fiscal 2020 included 53 weeks and fiscal 2019 included 52 weeks. In these notes to consolidated financial statements, we refer to our fiscal years as “fiscal 2021”, “fiscal 2020” and “fiscal 2019.”
Stock Split

On April 7, 2021 we effected a two-for-one stock split in the form of a stock dividend to shareholders of record as of April 1, 2021. Common stock, Additional paid-in-capital, per share and equity award amounts for all periods presented have been retrospectively reclassified to reflect the two-for-one stock split in the form of a stock dividend.
Use of Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make estimates, assumptions and judgments affecting the amounts reported and related disclosures. Estimates are based upon historical factors, current circumstances and the experience and judgment of our management. We evaluate our estimates and assumptions on an ongoing basis and may employ outside experts to assist us in making these evaluations. Changes in such estimates, based on more accurate information, or different assumptions or conditions, may affect amounts reported in future periods. Such estimates affect significant items, including revenue recognition, provision for uncollectible receivables, inventory valuation, valuation allowances for deferred tax assets and uncertainties in income taxes.
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

As of July 2, 2021 and July 3, 2020, all of our high-quality marketable debt securities were invested in prime money market funds.
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
During fiscal 2021 and 2020 there were no customers that accounted for more than 10% of our total revenue. During fiscal 2019, Mobile Telephone Networks Group (“MTN Group”) in Africa accounted for 11% of our total revenue. As of July 2, 2021 and July 3, 2020, MTN Group accounted for approximately 14% and 21%, respectively, of our accounts receivable.
Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash equivalents, marketable debt securities, trade accounts receivable and financial instruments used in foreign currency hedging activities. We invest our excess cash primarily in prime money market funds and certificates of deposit. We are exposed to credit risks related to such instruments in the event of default or decrease in credit-worthiness of the issuers of the investments. Risks associated with cash and cash equivalents, and investments are mitigated by banking with, and investing in, creditworthy institutions.
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
We determine if an arrangement contains a lease at inception. These operating leases are included in Right of use assets (ROU assets) on our July 2, 2021 consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligation to make lease payments are included in "Short-term lease liabilities" and "Long-term lease liabilities" on our July 2, 2021 consolidated balance sheets. We have not entered into any financing leases during fiscal 2021.
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
Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheets. We recognize lease expense for these leases on a straight-line basis over the lease term.
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
Gains and losses resulting from foreign exchange transactions and revaluation of monetary assets and liabilities in non-functional currencies are included in cost of product sales and services in the accompanying consolidated statements of operations, based on the nature of the transactions. Net foreign exchange gain (loss) recorded in our consolidated statements of operations during fiscal 2021, 2020 and 2019 was as follows:

	Fiscal Year
(In thousands)	2021	2020	2019
Amount included in costs of revenues	$1,015	$419	$(664)
Total foreign exchange gain (loss), net	$1,015	$419	$(664)
Retirement Benefits
As of July 2, 2021, we provided retirement benefits to substantially all employees primarily through our defined contribution retirement plans. These plans have matching and savings elements. Contributions by us to these retirement plans are based on profits and employees’ savings with no other funding requirements. Contributions to retirement plans are expensed as incurred. Retirement plan expense amounted to $1.8 million, $1.7 million and $2.0 million in fiscal 2021, 2020 and 2019, respectively.
Revenue Recognition
Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, we recognize revenue by applying the following five-step approach: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, we satisfy a performance obligation. See Note 3 for additional discussion on revenue recognition.
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
Advertising Costs
We expense all advertising costs as incurred. Advertising costs were immaterial during fiscal 2021, 2020 and 2019.
Presentation of Transactional Taxes Collected from Customers and Remitted to Government Authorities
We present transactional taxes such as sales and use tax collected from customers and remitted to governmental authorities on a net basis.
Research and Development Costs
Our research and development costs, which include costs in connection with new product development, improvement of existing products, process improvement, and product use technologies, are generally charged to operations in the period in which they are incurred. For certain software projects under development, we capitalize the development costs during the period between determining technological feasibility of the product and commercial release and are included in Other assets on the consolidated balance sheet. We amortize the capitalized development cost upon commercial release, generally over three years. To date, the amount of development costs capitalized and amount amortized have not been material.

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
Accounting Standards Adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 will be effective for us in our first quarter of fiscal 2021, with early adoption permitted. The standard can be adopted either using the prospective or retrospective transition approach. We adopted this amendment on July 4, 2020. We have assessed the amendments of ASU 2018-15 and determined the amendments to have an immaterial impact on our consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). The update eliminates, adds, and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 will be effective for us in our first quarter of fiscal 2021 and early adoption is permitted of the entire standard or only the provisions that eliminate or modify disclosure requirements. We adopted this amendment on July 4, 2020. We have assessed the amendments of ASU 2018-13 and determined the amendments to have an immaterial impact on our consolidated financial statements and related disclosures.
Accounting Standards Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). This guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles and also simplifies areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws and rate changes. ASU 2019-12 will be effective for us in our first quarter of fiscal 2022. We are currently evaluating the potential impact of ASU 2019-12 will have on our consolidated financial statements..
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This guidance provides optional guidance related to reference rate reform, which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for our borrowing instruments, which use LIBOR as a reference rate, and will be effective through December 31, 2022. We are currently evaluating the potential impact of ASU 2020-04 will have on our consolidated financial statements.
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
The following table presents the computation of basic and diluted net income per share attributable to our common stockholders:

	Fiscal Year
(In thousands, except per share amounts)	2021	2020	2019
Numerator:
Net income	$110,139	$257	$9,738

Denominator:
Weighted average shares outstanding, basic	11,036	10,782	10,754
Effect of potentially dilutive equivalent shares	652	154	482
Weighted average shares outstanding, diluted	11,688	10,936	11,236

Net income per share:
Basic	$9.98	$0.02	$0.91
Diluted	$9.42	$0.02	$0.87
The following table summarizes the weighted-average equity awards that were excluded from the diluted net income per share calculations since they were antidilutive:

	Fiscal Year
(In thousands)	2021	2020	2019
Stock options	8	356	390
Restricted stock units and performance stock units	4	2	32
Total shares of common stock excluded	12	358	422

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
Many of the Company’s arrangements with customers contain multiple performance obligations and therefore promises to provide multiple goods and services. The Company evaluates each promised good and service in a contract to determine whether it represents a distinct performance obligation or should be accounted for as a combined performance obligation. For goods and services determined to be distinct we have concluded that they provide a benefit to the customer either on their own or together with other resources that are readily available to the customer, without having the need for significant integration or customization.
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
Revenue from services includes certain network planning and design, engineering, installation and commissioning (“field services”), extended warranty, customer support, consulting, training, and education. Maintenance and support services are generally offered to our customers and recognized over a specified period of time and from sales and subsequent renewals of maintenance and support contracts. The network planning and design, engineering and installation related services noted are recognized based on an over-time recognition model using the cost-input method. Certain judgment is required when estimating total contract costs and progress to completion on the over-time arrangements, as well as whether a loss is expected to be incurred on the contract. The cost estimation process for these contracts is based on the knowledge and experience of the Company’s project managers, engineers, and financial professionals. Changes in job performance and job conditions are factors that influence estimates of the total costs to complete those contracts and the Company’s revenue recognition. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made in a timely manner. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are reflected in income in the period in which the circumstances that gave rise to the revision become known to us. We perform ongoing profitability analysis of our service contracts accounted for under this method in order to determine whether the latest estimates of revenues, costs, and profits require updating. In rare circumstances if these estimates indicate that the contract will be unprofitable, the entire estimated loss for the remainder of the contract is recorded immediately. We establish billing terms at the time project deliverables and milestones are agreed. Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled receivables and if invoicing is ahead of revenue recognized it is classified as an unearned liability on the consolidated balance sheets.
In addition, shipping documents and customer acceptances, when applicable, are used to verify delivery and transfer of control. We typically satisfy our performance obligations upon shipment or delivery of product depending on the contractual terms. Payment terms to customers generally range from net 30 to 120 days from invoice, which are considered to be standard payment terms. Revenue recognition does not necessarily follow payment terms as there are a number of scenarios where they would be different. Recognition follows contractual terms and those vary depending on the nature of the performance obligation being satisfied. These timing differences result in contract assets and liabilities as discussed below. We assess our ability to collect from our customers based primarily on the creditworthiness and past payment history of the customer.
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
Costs to Obtain a Contract
We have assessed the treatment of costs to obtain or fulfill a contract with a customer. Under ASC 606, we capitalize sales commissions related to multi-year service contracts, and amortize the asset over the period of benefit, which is the estimated service period. Sales commissions paid on contract renewals, including service contract renewals, is commensurate with the sales commissions paid on the initial contracts. The capitalized sales commissions are included in Other Current Assets and Other Assets on the consolidated balance sheets. We have not identified any impairments during the periods presented.
We elected the practical expedient to expense sales commissions as incurred when the amortization period of the related asset is one year or less. These costs are recorded as sales and marketing expense and included in our consolidated balance sheet as accrued expenses until paid. Our amortization expense was not material for the fiscal years ended July 2, 2021, July 3, 2020 and June 28, 2019.

Contract Balances, Performance Obligations, and Backlog
The following table provides information about receivables and liabilities from contracts with customers (in thousands):

	July 2, 2021	July 3, 2020
Contract Assets
Accounts receivable, net	$48,135	$44,661
Unbilled receivables	$37,521	$28,085
Capitalized commissions	$1,720	$1,157
Contract Liabilities
Advance payments and unearned revenue	$32,304	$21,872
Unearned revenue, long-term	$8,592	$8,142
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
As of July 2, 2021, we had $40.9 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 80% is expected to be recognized as revenue in fiscal 2022 and the remainder thereafter. During fiscal years 2021 and 2020, we recognized approximately $21.9 million and $14.0 million respectively, that was included in advance payments and unearned revenue at the beginning of each reporting period.
Remaining Performance Obligations
We elect the practical consideration to exclude performance obligations that relate to contracts with original expected durations of one year or less. As our product purchase orders are generally delivered within one year or less and our maintenance and support service contracts can be terminated without substantive termination penalties resulting in contracts with less than one year of duration, these performance obligations have been excluded from the remaining performance obligation amounts. The aggregate amount of transaction price allocated to the remaining unsatisfied performance obligations (or partially unsatisfied) was approximately $70.4 million at July 2, 2021 relating to our long-term field service projects. Of this amount, we expect to recognize approximately 60% as revenue during fiscal 2022, with the remaining amount to be recognized as revenue beyond 12 months.

Note 4. Leases
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
We determine if an arrangement contains a lease at inception. These operating leases are included in "Right of use assets" (ROU assets) on our July 2, 2021 consolidated balance sheet and represent our right to use the underlying asset for the lease term. Our obligation to make lease payments are included in "Short-term lease liabilities" and "Long-term lease liabilities" on our July 2, 2021 consolidated balance sheet. We have not entered into any financing leases during fiscal 2021.
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
Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheets. We recognize lease expense for these leases on a straight-line basis over the lease term.
As of July 2, 2021, total ROU assets were approximately $3.8 million, and short-term lease liabilities and long-term lease liabilities were approximately $0.8 million and $3.2 million, respectively. Cash paid for lease liabilities was $1.3 million for fiscal 2021.
The following summarizes our lease costs, lease term and discount rate for fiscal 2021 and 2020 (in thousands):

	Fiscal
	2021	2020
Operating lease costs	$1,213	$5,241
Short-term lease costs	1,639	1,541
Variable lease costs	324	351
Total lease costs	$3,176	$7,133

Other information related to our operating leases for fiscal 2021 and 2020 (in thousands, except for weighted average):

	Fiscal
	2021	2020
Weighted average remaining lease term	7.8 years	6.8 years
Weighted average discount rate	5.7%	6.8%
Operating lease assets obtained in exchange for operating lease liabilities	$1,772	$—
Rental expense for operating leases, including rentals on a month-to-month basis was $3.3 million for fiscal 2021 and $3.7 million for each of fiscal 2020 and 2019.
As of July 2, 2021, our future minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year were as follows (in thousands):

Fiscal years	Amount
2022	$973
2023	717
2024	598
2025	617
2026	557
Thereafter	1,710
Total lease payments	5,172
Less: interest	(1,181)
Present value of lease liabilities	$3,991

Note 5. Balance Sheet Components
Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that reconciles to the corresponding amount in the Consolidated Statements of Cash Flows:

(In thousands)	July 2, 2021	July 3, 2020
Cash and cash equivalents	$47,942	$41,618
Restricted cash included in Other assets	256	254
Total cash, cash equivalents, and restricted cash	$48,198	$41,872
Accounts Receivable, net
Our net accounts receivable are summarized below:

(In thousands)	July 2, 2021	July 3, 2020
Accounts receivable	$50,276	$46,502
Less: Allowances for collection losses	(2,141)	(1,841)
Total accounts receivable, net	$48,135	$44,661

Inventories
Our inventories are summarized below:

(In thousands)	July 2, 2021	July 3, 2020
Finished products	$15,409	$9,055
Raw materials and supplies	8,027	4,942
Total inventories	$23,436	$13,997
Consigned inventories included within raw materials	$6,570	$1,931
During fiscal 2021, 2020 and 2019, we recorded charges to adjust our inventory and customer service inventory due to excess and obsolete inventory resulting from lower sales forecasts, product transitioning or discontinuance. Such charges incurred during fiscal 2021, 2020 and 2019 were classified in cost of product sales as follows:

	Fiscal Year
(In thousands)	2021	2020	2019
Excess and obsolete inventory charges (recovery)	$544	$233	$(352)
Customer service inventory write-downs	908	712	905
Total charges	$1,452	$945	$553

Assets Held for Sale
We consider properties to be Assets held for sale when management approves and commits to a plan to dispose of a property or group of properties. The property held for sale prior to the sale date is separately presented on the consolidated balance sheets as Assets held for sale.

During the second quarter of fiscal 2021 management initiated the sale of our facility located in Lanarkshire, Scotland. We expect to complete the sale within twelve months. The carrying value of this asset held for sale as of April 2, 2021 of $2.2 million which represents the lower of 1) the carrying value or 2) fair value of the assets, less estimated costs to sell the assets. We performed an analysis and determined the estimated fair value of the assets, less estimated selling costs, is higher than the carrying value of the assets. As a result, no impairment charge was recorded in our consolidated statements of operations.
Property, Plant and Equipment, net
Our property, plant and equipment, net is summarized below:

(In thousands)	July 2, 2021	July 3, 2020
Land	$210	$710
Buildings and leasehold improvements	6,914	11,737
Software	21,370	17,887
Machinery and equipment	51,244	52,293
	79,738	82,627
Less accumulated depreciation and amortization	(68,037)	(65,716)
Total Property, Plant and Equipment, net	$11,701	$16,911
Included in the total plant, property and equipment above were $0.3 million and $3.5 million of assets in progress which have not been placed in service as of July 2, 2021 and July 3, 2020, respectively. Depreciation and amortization expense related to property, plant and equipment, including amortization of internal use software was $5.4 million, $4.4 million and $4.5 million in fiscal 2021, 2020 and 2019, respectively.
Accrued Expenses
Our accrued expenses are summarized below:

(In thousands)	July 2, 2021	July 3, 2020
Accrued compensation and benefits	$13,455	$11,814
Accrued agent commissions	2,348	2,356
Accrued warranties	3,228	3,196
Other	9,123	9,554
	$28,154	$26,920
We accrue for the estimated cost to repair or replace products under warranty. Changes in our warranty liability, which is included as a component of accrued expenses in the consolidated balance sheets, were as follows:

	Fiscal Year
(In thousands)	2021	2020	2019
Balance as of the beginning of the fiscal year	$3,196	$3,323	$3,196
Warranty provision recorded during the period	1,679	1,564	1,974
Consumption during the period	(1,647)	(1,691)	(1,847)
Balance as of the end of the period	$3,228	$3,196	$3,323
Advance payments and Unearned Income
Our advance payments and unearned income are summarized below:

(In thousands)	July 2, 2021	July 3, 2020
Advance payments	$2,445	$2,529
Unearned income	29,859	19,343
	$32,304	$21,872

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
The carrying amounts, estimated fair values and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of July 2, 2021 and July 3, 2020 were as follows:

	July 2, 2021		July 3, 2020
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Cash and cash equivalents:
Money market funds	$26,847	$26,847	$18,189	$18,189	Level 1
Bank certificates of deposit	$3,288	$3,288	$3,250	$3,250	Level 2
Liabilities:
Other accrued expenses:
Foreign exchange forward contracts	$—	$—	$14	$14	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items mainly are money market funds purchased from major financial institutions. As of July 2, 2021, these money market funds were valued at $1.00 net asset value per share by these financial institutions.
We classify items in Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources are available with reasonable levels of price transparency. Our bank certificates of deposit and foreign exchange forward contracts are classified within Level 2. Foreign currency forward contracts are measured at fair value using observable foreign currency exchange rates. The assets and liabilities related to our foreign currency forward contracts were not material as of July 2, 2021 and July 3, 2020. We did not have any recurring assets or liabilities that were valued using significant unobservable inputs.
Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During fiscal 2021, 2020 and 2019, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.

Note 7. Credit Facility and Debt
On May 17, 2020, we entered into Amendment No. 4 to Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Credit Facility”) which extended the expiration date to June 28, 2024. The SVB Credit Facility provides for a $25.0 million accounts receivable formula based revolving credit facility that can be borrowed by our U.S. company, with a $25.0 million sublimit that can be borrowed by our U.S. and Singapore entities. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of the borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the accounts receivable formula based revolving credit facility can also be utilized to issue letters of credit with a $12.0 million sub limit. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of July 2, 2021, available credit under the SVB Credit Facility was $22.7 million reflecting the calculated borrowing base of $25.0 million less outstanding letters of credit of $2.3 million. We did not borrow against the SVB Credit Facility during fiscal 2021 and there was no borrowing outstanding as of July 2, 2021.

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
The SVB Credit Facility contains monthly and quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with Silicon Valley Bank may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 5.00% above the applicable interest rate. As of July 2, 2021, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility.
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
We also obtained an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our subsidiary located there in fiscal 2015. This line of credit provides for $0.3 million in short-term advances at various interest rates, all of which was available as of July 2, 2021. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of July 2, 2021. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.
Note 8. Restructuring Activities
The following table summarizes our restructuring related activities during fiscal year 2021, 2020 and 2019:

(In thousands)	Severance and Benefits			Facilities and Other
	Fiscal 2021 Plan	Q4 2020 Plan	Prior Years' Plan	Prior Years' Plans	Total
Restructuring liability June 29, 2018	$—	$—	$1,646	$266	$1,912
Charges, net	—	—	736	—	736
Cash payments	—	—	(1,293)	(23)	(1,316)
Foreign currency translation (gain) loss	—	—	—	(5)	(5)
Balance as of June 28, 2019	—	—	1,089	238	1,327
Charges, net	—	1,879	2,170	—	4,049
Cash payments	—	(322)	(2,314)	—	(2,636)
Foreign currency translation (gain) loss	—	—	—	(2)	(2)
Balance as of July 3, 2020	—	1,557	945	236	2,738
Charges, net	2,414	92	(235)	—	2,271
Cash payments	(205)	(1,440)	(646)	—	(2,291)
Foreign currency translation (gain) loss	—	7	—	12	19
Balance as of July 2, 2021	$2,209	$216	$64	$248	$2,737

As of July 2, 2021, the sum of the accrual balance of $2.7 million was in short-term restructuring liabilities on the consolidated balance sheets.

Fiscal 2021 Plan

During the third and fourth quarters of fiscal 2021, our Board of Directors approved restructuring plans (the “Fiscal 2021 Plan”) to continue to reduce our operating costs and improve profitability. We recorded restructuring charges of $2.4 million related to the Fiscal 2021 Plan in fiscal 2021. Payments related to the accrued restructuring balances for this plan are expected to be fully paid in fiscal 2022.
Q4 2020 Plan
During the fourth quarter of fiscal 2020, our Board of Directors approved a restructuring plan (the “Q4 2020 Plan”) in order to continue to reduce our operating costs and improve profitability to optimize our business model and increase efficiencies. Payments related to the accrued restructuring liability balance for this plan are expected to be fully paid in fiscal 2022.
Q3 2020 Plan
During the third quarter of fiscal 2020, our Board of Directors approved a restructuring plan (the “Q3 2020 Plan”) in order to reduce our operating costs and improve profitability to optimize our business model and increase efficiencies. Payments related to the accrued restructuring liability balance for this plan were fully paid in fiscal 2021.
Fiscal 2020 Plan
During the fourth quarter of fiscal 2019, our Board of Directors approved a restructuring plan (the “Fiscal 2020 Plan”) to primarily consolidate product development, right size our resources to support our international business and other support functions. Payments related to the accrued restructuring liability balance for this plan were fully paid in fiscal 2021.
Fiscal 2018-2019 Plan
During the fourth quarter of fiscal 2018, our Board of Directors approved a restructuring plan (the “Fiscal 2018-2019 Plan”) to consolidate back-office support functions and align resources by geography to lower our expense structure. We completed the restructuring activities under the Fiscal 2018-2019 Plan at the end of fiscal 2019. Payments related to the accrued restructuring liability balance for this plan were fully paid in fiscal 2021.
Note 9. Stockholders’ Equity
Stock Repurchase Program
In May 2018, our board of directors approved a repurchase program pursuant to which authorized repurchase of up to $7.5 million of our common stock.
The following table summarizes the repurchase of our common stock:

(In thousands, except share and per-share amounts)	Shares	Weighted-Average Price Paid per Share	Aggregate purchase price
Fiscal 2021 Treasury Shares	19,587	$40.16	$787
Fiscal 2020	256,046	$6.91	$1,769
Fiscal 2019	312,538	$7.39	$2,309

Starting in February 2021 repurchased shares were recorded as treasury stock and we do not anticipate retiring them. Treasury stock did not participate in the two-for-one stock split in the form of a stock dividend paid on April 7, 2021. All repurchased shares prior to February 2021 were retired and reflected the two-for-one stock split. As of July 2, 2021, $2.6 million remained available for repurchase under our stock repurchase program.
Stock Incentive Programs
Stock Equity Plan
At July 2, 2021, we had one stock incentive plan for our employees and non-employee directors, the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan was approved by the stockholders at the fiscal year 2017 Annual Stockholders’ Meeting and it added 500,000 shares to the equity pool of shares available to grant to employees and non-employee directors. The 2018 Plan replaced the 2007 Plan as our primary long-term incentive program (“LTIP”). The 2007 Plan was discontinued following stockholder approval of the 2018 Plan, but the outstanding awards under the 2007 Plan will continue to remain in effect in accordance with their terms; provided that, as shares are returned under the 2007 Plan upon cancellation, termination or otherwise of awards outstanding under the 2007 Plan, such shares will be available for grant under the 2018 Plan. The 2018 Plan also provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units.
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
We issue new shares of our common stock to our employees upon the exercise of stock options, vesting of restricted stock awards and units or vesting of performance share awards and units. All awards that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares and made available for future grants under the 2018 Plan. Shares of our common stock remaining available for future issuance under the 2018 Plan totaled 784,793 as of July 2, 2021.
On March 3, 2020, our Board of Directors authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of our common stock, par value $0.01 per share, to our stockholders of record as of the close of business on March 3, 2020, (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company at an exercise price of $35.00 per one one-thousandth of a Preferred Share, subject to adjustment. Until the rights become exercisable, they will not be evidenced by separate certificates and will trade automatically with shares of the Company’s common stock. The Rights have a de minimis fair value. The complete terms of the Rights are set forth in a Tax Benefit Preservation Plan (the “Plan”), dated as of March 3, 2020, and amended as of August 27, 2020, between the Company and Computershare Inc., as rights agent. By adopting the Plan, we are helping to preserve the value of certain deferred tax benefits, including those generated by net operating losses (collectively, the “Tax Benefits”), which could be lost in the event of an “ownership change” as defined under Section 382 Code. We submitted the Plan to a stockholder vote and our stockholders voted to approve the Plan at the 2020 Annual Meeting of Stockholders.

Also, on September 6, 2016, our Board of Directors adopted certain amendments to our Amended and Restated Certificate of Incorporation, as amended (the “Charter Amendments”) The Charter Amendments are designed to preserve the Tax Benefits by restricting certain transfers of our common stock.

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees are entitled to purchase shares of our common stock at a 5% discount from the fair market value at the end of a three-month purchase period. As of July 2, 2021, 112,452 shares were reserved for future issuances under the ESPP. We issued 2,744 shares under the ESPP during fiscal 2021.
Share-Based Compensation
Total following table presents the compensation expense for share-based awards included in our consolidated statements of operations for fiscal 2021, 2020 and 2019:

	Fiscal Year
(In thousands)	2021	2020	2019
By Expense Category:
Cost of product sales and services	$372	$182	$170
Research and development	250	112	150
Selling and administrative	2,299	1,392	1,403
Total share-based compensation expense	$2,921	$1,686	$1,723
By Types of Award:
Options	$757	$588	$389
Restricted stock awards and units	857	743	879
Performance share awards and units and market-based stock units	1,307	355	455
Total share-based compensation expense	$2,921	$1,686	$1,723
The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted-average basis, by type of award:

	July 2, 2021
	Unamortized Expense	Weighted-Average Remaining Recognition Period
	(In thousands)	(Years)
Options	$976	1.58
Restricted stock awards and units	$1,138	1.45
Performance share awards and units	$2,232	1.50
Stock Options
A summary of the combined stock option activity under our equity plans during fiscal 2021 is as follows:

	Shares	Weighted-Average Exercise Price-	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	(In thousands)
Options outstanding as of July 3, 2020	643,436	$8.65	4.20
Granted	243,810	$12.02
Exercised	(227,422)	$8.12
Forfeited	(37,998)	$10.05
Expired	(81,036)	$13.81
Options outstanding as of July 2, 2021	540,790	$9.55	5.38	$12,090
Options vested and expected to vest as of July 2, 2021	540,790	$9.55	5.38	$12,090
Options exercisable as of July 2, 2021	66,592	$8.40	3.86	$1,564

The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on July 2, 2021 of $31.88, and the exercise price for in-the-money options that would have been received by the optionees if all options had been exercised on July 2, 2021.
The fair value of each option grant under our 2018 Stock Plan was estimated using the Black-Scholes option pricing model on the date of grant. A summary of the significant weighted-average assumptions we used in the Black-Scholes valuation model is as follows:

	Fiscal Year
	2021	2020	2019
Expected dividends	—%	—%	—%
Expected volatility	48.5%	51.7%	59.0%
Risk-free interest rate	0.2%	1.7%	2.80%
Expected term (in years)	3.0	4.6	4.5
The following summarizes all of our stock options outstanding and exercisable as of July 2, 2021:

			Options Outstanding			Options Exercisable
Actual Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
				(Years)
$6.42	—	$6.42	23,942	5.88	$6.42	7,982	$6.42
$7.23	—	$7.23	182,984	5.22	$7.23	—	$—
$7.44	—	$27.01	333,864	5.43	$11.00	58,610	$8.66
			540,790	5.38	$9.55	66,592	$8.40
Additional information related to our stock options is summarized below:

	Fiscal Year
(In thousands)	2021	2020	2019
Intrinsic value of options exercised	$2,208	$3	$2
Fair value of options vested	$484	$499	$23
Restricted Stock Awards and Units
A summary of the status of our restricted stock as of July 2, 2021 and changes during fiscal 2021 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock outstanding as of July 3, 2020	161,658	$7.14
Granted	120,122	$12.51
Vested and released	(64,372)	$7.25
Forfeited	(28,164)	$7.48
Restricted stock outstanding as of July 2, 2021	189,244	$10.46
The fair value of each restricted stock grant is based on the closing price of our common stock on the date of grant. The total fair value of restricted stock that vested during fiscal 2021, 2020 and 2019 was $2.1 million, $1.7 million and $2.2 million, respectively.
Market-Based Stock Units
A summary of the status of our market-based stock units granted during fiscal 2020 as of July 2, 2021 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock outstanding as of July 3, 2020	93,000	$9.53
Granted	72,000	14.07
Restricted stock outstanding as of July 2, 2021	165,000	$11.51
The fair value for each market-based stock units with market condition was estimated using the Monte-Carlo simulation model. A summary of the significant weighted-average assumptions we used in the Monte-Carlo simulation model is as follows:

	Fiscal Year
	2021	2020
Expected dividends	—	—
Expected volatility	53.2% - 48.9%	36.4% - 47.3%
Risk-free interest rate	.13% - .19%	1.57% - 1.58%
Weighted-average grant date fair value per share granted	$14.07	$9.53
Performance Share Awards and Units
A summary of the status of our performance shares awards and units as of July 2, 2021 and changes during fiscal 2021 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Performance share awards and units outstanding as of July 3, 2020	151,536	$7.95
Granted	76,706	$11.84
Vested and released	(99,186)	$3.82
Forfeited/Cancelled	(25,728)	$8.84
Performance share awards and units outstanding as of July 2, 2021	103,328	$14.58

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
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for 2021, 2020 and 2019 were as follows:

	Fiscal Year
(In thousands)	2021	2020	2019
North America	$183,071	$151,709	$132,884
Africa and Middle East	44,023	37,595	48,305
Europe and Russia	8,826	11,157	16,933
Latin America and Asia Pacific	38,991	38,181	45,736
Total Revenue	$274,911	$238,642	$243,858

Revenue by country comprising more than 5% of our total revenue for fiscal 2021, 2020 and 2019 was as follows:

(In thousands, except percentages)	Revenue	% of Total Revenue
Fiscal 2021:
United States	$181,842	66.1%
Fiscal 2020:
United States	$147,795	61.9%
Philippines	$12,550	5.3%
Fiscal 2019:
United States	$129,929	53.3%
Philippines	$24,368	10.0%
Our long-lived assets, consisting primarily of net property, plant and equipment, by geographic areas based on the physical location of the assets as of July 2, 2021 and July 3, 2020 were as follows:

(In thousands)	July 2, 2021	July 3, 2020
New Zealand	$6,840	$8,342
United States	3,434	4,829
United Kingdom	115	2,420
Other countries	1,312	1,320
Total	$11,701	$16,911

During fiscal 2021 management initiated the sale of our facility located in Lanarkshire, Scotland. Therefore, the carrying value of $2.2 million relating to the real property was reclassified to assets held for sale in the consolidated balance sheet.
Note 11. Income Taxes
Income before provision for income taxes during fiscal year 2021, 2020 and 2019 consisted of the following:

	Fiscal Year
(In thousands)	2021	2020	2019
United States	$26,325	$9,497	$5,827
Foreign	(3,885)	(5,788)	(4,277)
Total income before income taxes	$22,440	$3,709	$1,550
(Benefit from) provision for income taxes for fiscal year 2021, 2020 and 2019 were summarized as follows:

	Fiscal Year
(In thousands)	2021	2020	2019
Current provision (benefit):
Federal	$(60)	$(10)	$—
Foreign	2,128	3,589	527
State and local	221	45	45
	2,289	3,624	572
Deferred provision (benefit):
Federal	(75,587)	(744)	(7,482)
Foreign	983	572	(1,278)
State and local	(15,384)	—	—
	(89,988)	(172)	(8,760)
Total (benefit from) provision for income taxes	$(87,699)	$3,452	$(8,188)
The (benefit from) provision for income taxes differed from the amount computed by applying the federal statutory rate of 21.0%, to our income before (benefit from) provision for income taxes as follows:

	Fiscal Year
(In thousands)	2021	2020	2019
Tax provision at statutory rate	$4,713	$779	$308
Valuation allowances	(95,796)	(6,577)	(13,461)
Permanent differences	(346)	(347)	664
State and local taxes, net of U.S. federal tax benefit	1,436	542	2,008
Foreign income taxed at rates different than the U.S. statutory rate	209	764	1,488
Stock-based compensation excess tax benefits	(482)	—	—
Tax credit/deductions - generated and expired	108	99	2,167
Foreign withholding taxes	1,184	303	911
Brazil withholding tax receivable	72	—	(1,877)
Change in uncertain tax positions	102	2,674	859
Return-to-provision/Deferred true-up adjustments	—	5,634	(1,371)
Other	1,101	(419)	116
Total provision for (benefit from) income taxes	$(87,699)	$3,452	$(8,188)

Our (benefit from) provision for income taxes was $87.7 million of benefit for fiscal 2021, $3.5 million of expense for fiscal 2020 and $8.2 million of benefit for fiscal 2019. Our tax benefit for fiscal 2021 was primarily due to the release of valuation allowance on our U.S. federal and state deferred tax assets.

Our tax expense for fiscal 2020 was primarily due to tax expense related to profitable foreign subsidiaries and increase in our reserve for uncertain tax positions.
The components of deferred tax assets and liabilities were as follows:

(In thousands)	July 2, 2021	July 3, 2020
Deferred tax assets:
Inventory	$5,279	$4,849
Accruals and reserves	3,437	2,923
Bad debts	392	201
Amortization	1,530	1,585
Stock compensation	552	465
Deferred revenue	1,960	2,124
Unrealized exchange gain/loss	197	129
Other	3,433	4,845
Tax credit carryforwards	5,447	5,498
Tax loss carryforwards	119,287	126,550
Total deferred tax assets before valuation allowance	141,514	149,169
Valuation allowance	(37,447)	(136,097)
Total deferred tax assets	104,067	13,072
Deferred tax liabilities:
Branch undistributed earnings reserve	130	57
Depreciation	450	142
Right of use assets	634	556
Other	—	63
Total deferred tax liabilities	1,214	818
Net deferred tax assets	$102,853	$12,254

As Reported on the Consolidated Balance Sheets
Deferred income tax assets	$103,467	$12,799
Deferred income tax liabilities	614	545
Total net deferred income tax assets	$102,853	$12,254
Our valuation allowance related to deferred income taxes, as reflected in our consolidated balance sheets, was $37.4 million as of July 2, 2021 and $136.1 million as of July 3, 2020. The change in valuation allowance for the fiscal years ended July 2, 2021 and July 3, 2020 was a decrease of $98.7 million and $6.8 million. The decrease in the valuation allowance in fiscal 2021 was primarily due to the release of certain U.S. federal, state, and foreign valuation allowances, partially offset by losses in tax jurisdictions in which we cannot recognize tax benefits. During the third quarter of fiscal 2021, we recorded a valuation allowance release of $92.2 million as a discrete item based on management’s reassessment of the amount of its U.S. federal and state deferred tax assets that are more likely than not to be realized, primarily as a result of increases in U.S. profitability in the current period and expectations of continued profitability in future periods. In performing our analysis, we used the most updated plans and estimates that we currently use to manage the underlying business and calculated the utilization of our deferred tax assets. We continue to maintain a valuation allowance of $1.4 million on certain U.S. federal and state deferred tax assets that we believe is not more likely than not to be realized in future periods.
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
Tax loss and credit carryforwards as of July 2, 2021 have expiration dates ranging between one year and no expiration in certain instances. The amounts of U.S. federal tax loss carryforwards as of July 2, 2021 and July 3, 2020 were $382.3 million ($303.8 million and $78.5 million to Harris tax attributes) and $404.1 million ($325.6 million and $78.5 million related to Harris tax attributes), respectively, and begin to expire in fiscal 2023. The amount of U.S. federal and state tax credit carryforwards as of July 2, 2021 was $6.3 million, and certain credits will begin to expire in fiscal

2022. The amount of foreign tax loss carryforwards as of July 2, 2021 was $182.8 million and certain losses begin to expire in fiscal 2022. The amount of foreign tax credit carryforwards as of July 2, 2021 was $2.9 million, and certain credits will begin to expire in fiscal 2026.

United States income taxes have not been provided on basis differences in foreign subsidiaries of $2.8 million and $1.6 million as of July 2, 2021 and July 3, 2020, respectively, because of our intention to reinvest these earnings indefinitely. Additionally, no foreign withholding taxes, federal or state taxes have been provided if these unremitted earnings of the Company’s foreign subsidiaries were distributed, as such amounts are considered permanently reinvested.
It is not practicable to estimate the additional income taxes, including applicable foreign withholding taxes, that would be due upon the repatriation of these earnings.
As of July 2, 2021 and July 3, 2020, we had unrecognized tax benefits of $17.3 million and $18.0 million, respectively, as revised for correction to unrecognized tax benefits in the table below, for various federal, foreign, and state income tax matters. Unrecognized tax benefits decreased by $0.8 million. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $5.2 million and $5.8 million, respectively, as of July 2, 2021 and July 3, 2020. These unrecognized tax benefits are presented on the accompanying consolidated balance sheets net of the tax effects of net operating loss carryforwards.
We account for interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. The interest accrued was $0.6 million as of July 2, 2021 and $0.7 million as of July 3, 2020. An immaterial amount of penalties have been accrued.
Our unrecognized tax benefit activity for fiscal 2021, 2020 and 2019 was as follows:

(In thousands)	Amount
Unrecognized tax benefit as of June 29, 2018	$12,840
Additions for tax positions in prior periods	287
Additions for tax positions in current periods	1,501
Decreases for tax positions in prior periods	(1,674)
Decreases related to change of foreign exchange rate	33
Unrecognized tax benefit as of June 28, 2019	12,987
Additions for tax positions in prior periods	7,023
Additions for tax positions in current periods	3,094
Decreases for tax positions in prior periods	(4,692)
Decreases related to change of foreign exchange rate	(365)
Unrecognized tax benefit as of July 3, 2020	18,047
Additions for tax positions in prior periods	184
Additions for tax positions in current periods	869
Decreases for tax positions in prior periods	(1,788)
Decreases related to change of foreign exchange rate	(57)
Unrecognized tax benefit as of July 2, 2021	$17,255
Our unrecognized tax benefit decreased for tax positions in prior periods by $0.9 million, $3.8 million and $0.0 million for fiscal year 2021, 2020 and 2019, respectively, related to settlements with tax authorities in the table above.
Our unrecognized tax benefit decreased for tax positions in prior periods by $0.6 million, $0.9 million and $0.2 million for fiscal year 2021, 2020 and 2019, respectively, related to lapses of the applicable statute of limitations in the table above.
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
During the first and third quarter of 2021, we settled tax litigation cases with the Income Tax Department of Ministry of Finance for fiscal years 2005 to 2011 and recorded minimal tax benefit related to the release of previously recorded ASC740-10 reserve as a discrete item.
On March 27, 2020, the US enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act which provided certain tax relief measures including, but not limited to, (1) a five-year net operating loss carryback, (2) changes in the deduction of interest, (3) acceleration of alternative minimum tax credit (AMT) refunds, and (4) a technical correction to allow accelerated deductions for qualified improvement property. The Tax Cuts and Jobs Act repealed the corporate AMT credit and allowed taxpayers to claim any unused AMT credit over four tax years beginning in tax year 2018. The CARES Act allows for acceleration of the refundable AMT credit up to 100% of the AMT credit to be refunded in tax year 2018. During the third quarter of 2021, we received a tax refund of $3.5 million from the U.S. Internal Revenue Service primarily related to our refundable AMT credit claim under the CARES Act and recorded minimal tax benefit related to interest as a discrete item.
On December 27, 2020, the US enacted the Consolidated Appropriations Act of 2021 (CAA) which extended and expanded certain tax relief measures created by the CARES Act, including, but not limited to, (1) second round of Payroll Protection Program loans, and (2) the Employer Retention Credit for 2021.
On March 11, 2021, the US enacted the American Rescue Plan Act of 2021 (ARPA) which expands Section 162(m) to cover the next five most highly compensated employees for the taxable year, in addition to the “covered employees” effective for taxable years beginning after December 31, 2026. We continue to examine the elements of CARES Act, CAA, and ARPA and the impact they may have on our future business.
Note 12. Commitments and Contingencies
Purchase Orders and Other Commitments
From time to time in the normal course of business, we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of July 2, 2021, we had outstanding purchase obligations with our suppliers or contract manufacturers of $31.4 million. In addition, we had contractual obligations of approximately $2.5 million associated with software as a service and software maintenance support as of July 2, 2021.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of July 2, 2021, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of July 2, 2021, we had commercial commitments of $583.3 million outstanding that were not recorded on our consolidated balance sheets. During the second quarter of fiscal 2017, we recorded a payout in cost of revenues of $0.4 million on the performance guarantees to a contractor in the Middle East region. We believe the customer improperly drew down on the performance bond and intend to pursue all remedies available to recover the payment. We do not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on the performance guarantees in the future.
Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our products infringe the intellectual property rights of a third party. As of July 2, 2021, we have not received any notice that any customer is subject to an infringement claim arising from the use of our products; we have not received any request to defend any customers from infringement claims arising from the use of our products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of July 2, 2021, we had not recorded any liabilities related to these indemnifications.
Legal Proceedings
We are subject from time to time to disputes with customers concerning our products and services. In May 2016, we received notification of a claim for damages from a customer alleging that certain of our products were defective which we settled for an immaterial amount during the third quarter of 2021.
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
We record accruals for our outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, at least on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. We have not recorded any significant accrual for loss contingencies associated with such legal claims or litigation discussed above.
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

COVID-19
In March 2020, the World Health Organization characterized a recent pandemic of respiratory illness caused by novel coronavirus disease, known as COVID-19, as a pandemic. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 virus. The COVID-19 virus may have an impact on our operations, supply chains and distribution systems and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking or requiring. The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, including ongoing vaccination efforts, any new variant strains of the underlying virus and how quickly and to what extent normal economic and operating activities can resume. Management is actively monitoring the impact of COVID-19 on our financial condition, liquidity, operations, suppliers, industry, and workforce.
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
The impact to our supply chain lead times and ability to fulfill orders was minimal for fiscal 2021. However, depending on pandemic-related factors like the uncertain duration of temporary manufacturing restrictions as well as our ability to perform field services during shelter in place orders, we could experience constraints and delays in fulfilling customer orders in future periods. We continue to monitor, assess and adapt to the situation and prepare for implications to our business, supply chain and customer demand. We expect these challenges to continue until business and economic activities return to more normal levels. The financial results for fiscal 2021 reflect some of the reduced activity experienced during the period in various locations around the world and are not necessary indicative of the results for the next fiscal period or fiscal year.

Note 13. Subsequent Event
On August 25, 2021, our Board of Directors approved a restructuring plan to further reduce operating costs and improve profitability. We estimate the restructuring charges, consist of one-time severance charges, will be approximately $0.8 million to be recorded in the first quarter of fiscal 2022. We anticipate it will generate approximately $0.6 million in annual net savings, the majority of which will be allocated to support growth-related initiatives to be in a stronger position to drive both top- and bottom- line performance.

Note 14. Quarterly Financial Data (Unaudited)
The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Our fiscal quarters end on the Friday nearest the end of the calendar quarter. Summarized quarterly data for fiscal 2021 and 2020 were as follows:

(In thousands, except per share amounts)	Q1 Ended 9/28/2020	Q2 Ended 1/1/2021	Q3 Ended 3/29/2021	Q4 Ended 7/2/2021
Fiscal 2021
Revenue	$66,290	$70,531	$66,404	$71,686
Gross margin	24,249	26,909	25,578	25,879
Operating income	6,565	7,878	4,035	3,732
Net income	5,936	6,641	94,731	2,831
Per share data:
Basic net income per common share	$0.55	$0.60	$8.49	$0.25
Diluted net income per common share	$0.54	$0.58	$8.00	$0.24

(In thousands, except per share amounts)	Q1 Ended 9/27/2019	Q2 Ended 12/27/2019	Q3 Ended 4/3/2020	Q4 Ended 7/3/2020
Fiscal 2020
Revenue	$58,614	$55,997	$61,379	$62,652
Gross margin	22,556	18,319	21,961	21,860
Operating income (loss)	1,519	(1,497)	1,236	2,120
Net income (loss)	54	(1,671)	731	1,143
Per share data:
Basic net income (loss) per common share	$0.01	$(0.15)	$0.07	$0.11
Diluted net income (loss) per common share	$—	$(0.15)	$0.07	$0.10
The following tables summarize charges included in our results of operations for each of the fiscal quarters presented:

(In thousands)	Q1 Ended 9/28/2020	Q2 Ended 1/1/2021	Q3 Ended 3/29/2021	Q4 Ended 7/2/2021
Fiscal 2021
Restructuring charges	$—	$—	$1,162	$1,109
Release of valuation allowance	$—	$—	$(92,200)	$—

(In thousands)	Q1 Ended 9/27/2019	Q2 Ended 12/27/2019	Q3 Ended 4/3/2020	Q4 Ended 7/3/2020
Fiscal 2020
Restructuring charges	$1,177	$381	$617	$1,874

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Controls Over Financial Reporting
There were no changes to our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended July 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management, including our CEO and CFO, assessed our internal control over financial reporting as of July 2, 2021, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
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
BDO USA LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of July 2, 2021. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
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
Item 9B. Other Information
Subsequent Event
On August 25, 2021, our Board of Directors approved a restructuring plan to further reduce operating costs and improve profitability. We estimate the restructuring charges, consist of one-time severance charges, will be approximately $0.8 million to be recorded in the first quarter of fiscal 2022. We anticipate it will generate approximately $0.6 million in annual net savings, the majority of which will be allocated to support growth-related initiatives to be in a stronger position to drive both top- and bottom- line performance.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement with the SEC within 120 days after the end of our fiscal year ended July 2, 2021.

Item 10. Directors, Executive Officers and Corporate Governance
We adopted a Code of Conduct that is available at www.aviatnetworks.com. We most recently amended and restated our Code of Conduct on February 10, 2021, and posted it on our website. If, in the future, we amend our Code of Conduct or grant waivers from our Code of Conduct with respect to any of our executive officers or directors, we will make information regarding such amendments or waivers available on our corporate website (www.aviatnetworks.com) for a period of at least 12 months.
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
1. Financial Statements
The financial statements of Aviat Networks, Inc. are set forth in Item 8 of this Annual Report on Form 10-K.
2. Financial Statement Schedules

Schedule	Page
Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended July 2, 2021	96
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

AVIAT NETWORKS, INC. (Registrant)

Date:	August 25, 2021	By:	/s/ Eric Chang
Eric Chang
Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter A. Smith	President and Chief Executive Officer (Principal Executive Officer)	August 25, 2021
Peter A. Smith

/s/ Eric Chang	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 25, 2021
Eric Chang

/s/ John Mutch	Chairman of the Board	August 25, 2021
John Mutch

/s/ Michele Klein	Director	August 25, 2021
Michele Klein

/s/ Kenneth Kong	Director	August 25, 2021
Kenneth Kong

/s/ Dahlia M. Loeb	Director	August 25, 2021
Dahlia M. Loeb

/s/ John Quicke	Director	August 25, 2021
John Quicke

/s/ James C. Stoffel	Director	August 25, 2021
James C. Stoffel

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
AVIAT NETWORKS, INC.
Years Ended July 2, 2021, July 3, 2020 and June 28, 2019

(In thousands)	Balance at Beginning of Period	Charged to (Credit from) Costs and Expenses	Deductions		Balance at End of Period
Allowances for collection losses:
Year ended July 2, 2021	$1,841	$300	$—		$2,141
Year ended July 3, 2020	$1,602	$248	$9	(1)	$1,841
Year ended June 28, 2019	$1,588	$120	$106	(2)	$1,602
 ____________________________
(1) - Consisted of changes to allowance for collection losses of $0 for foreign currency translation gain and $9 thousand for uncollectible accounts charged off, net of recoveries on accounts previously charged off.
(2) - Consisted of changes to allowance for collection losses of $0 for foreign currency translation gain and $107 thousand for uncollectible accounts charged off, net of recoveries on accounts previously charged off.

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

4.4*	Description of Registered Securities
10.1
Intellectual Property Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 1, 2007, File No. 001-33278)

10.2
Tax Sharing Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on February 1, 2007, File No. 001-33278)

10.3+
Standard Form of Executive Employment Agreement between Harris Stratex Networks, Inc. and certain executives (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on February 1, 2007, File No. 001-33278)

10.4+
Aviat Networks, Inc. 2007 Stock Equity Plan (as Amended and Restated Effective November 13, 2015) (incorporated by reference to Appendix A to Schedule 14A filed with the SEC on October 1, 2015, File No. 001-33278)

10.5
Third Amended and Restated Loan and Security Agreement, dated as of June 29, 2018, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 29, 2018, File No. 001-33278)

10.5.1
Amendment #1 to Third Amended and Restated Loan and Security Agreement, dated as of September 28, 2018, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 4, 2018, File No. 001-33278)

10.5.2
Amendment #2 to Third Amended and Restated Loan and Security Agreement, dated as of June 10, 2019, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 12, 2019, File No. 001-33278)

10.5.3
Third Amendment to Third Amended and Restated Loan and Security Agreement, dated as of May 4, 2020, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2020, File No. 001-33278)

10.5.4
Fourth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of May 17, 2021, by and among Aviat Networks, Inc., Aviat U.S., Inc., Aviat Networks (S) Pte. Ltd. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 5, 2020, File No. 001-33278)

Ex. #	Description

10.6
Letter Agreement, dated as of January 11, 2015, among Aviat Networks, Inc., Steel Partners Holdings L.P., Lone Star Value Management, LLC and certain other parties (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 12, 2015, File No. 001-33278)

10.7+
Employment Agreement, dated January 20, 2016, between Aviat Networks, Inc. and Eric Chang (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 21, 2016, File No. 001-33278)

10.7.1+
Amendment to Employment Agreement, dated June 20, 2018, between Aviat Networks, Inc. and Eric Chang (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 25, 2018, File No. 001-33278)

10.7.2+
Amendment to Employment Agreement, dated April 3, 2020, between Aviat Networks, Inc. and Eric Chang (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-33278)

10.8
Lease Agreement, dated June 8, 2016, between Aviat Networks, Inc., through its wholly owned subsidiary Aviat U.S., Inc., and The Irvine Company LLC (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for fiscal year end July 1, 2016 filed with the SEC on September 9, 2016, File No. 001-33278)

10.9+
Employment Agreement, dated January 2, 2020, between Aviat Networks, Inc. and Peter Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 2, 2020, File No. 001-33278)

10.9.1+
First Amendment to the Employment Agreement between Aviat Networks, Inc. and Peter Smith, dated May 17, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 18, 2021, File No. 001-33278)

10.9.2+
Second Amendment to Employment Agreement, dated July 4, 2021, between the Company and Pete Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 7, 2021, File No. 001-33278)

10.10+	Aviat Networks, Inc. 2018 Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Proxy Statement on schedule 14A filed with the SEC on February 12, 2018, File No. 001-33278)
21*	List of Subsidiaries of Aviat Networks, Inc.
23.1*	Consent of BDO USA, LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 ______________________________

+	Management compensatory contract, arrangement or plan required to be filed as an exhibit pursuant to Item 15(b) of this report.
*	Filed herewith.
**	Furnished herewith.