Form 10-Q
period 2021-10-01
AVIAT NETWORKS, INC.
filed 2021-11-03
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _______ to _______
Commission File Number 001-33278
______________________
AVIAT NETWORKS, INC.
(Exact name of registrant as specified in its charter)
______________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock as of October 29, 2021 was 11,181,607.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended October 1, 2021

PART I.     FINANCIAL INFORMATION

Item 1.Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and par value amounts)	October 1, 2021	July 2, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$47,313	$47,942
Accounts receivable, net	59,438	48,135
Unbilled receivables	39,667	37,521
Inventories	23,648	23,436
Customer service inventories	1,863	1,431
Assets held for sale	2,218	2,218
Other current assets	9,539	9,556
Total current assets	183,686	170,239
Property, plant and equipment, net	10,676	11,701
Deferred income taxes	102,324	103,467
Right of use assets	3,540	3,816
Other assets	8,693	8,430
TOTAL ASSETS	$308,919	$297,653
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$39,378	$32,405
Accrued expenses	24,750	28,154
Short-term lease liabilities	621	769
Advance payments and unearned revenue	35,483	32,304
Restructuring liabilities	3,008	2,737
Total current liabilities	103,240	96,369
Unearned revenue	8,496	8,592
Long-term lease liabilities	3,071	3,223
Other long-term liabilities	346	356
Reserve for uncertain tax positions	5,267	5,164
Deferred income taxes	587	614
Total liabilities	121,007	114,318
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 11,187,003 shares issued and outstanding at October 1, 2021; 11,153,445 shares issued and outstanding at July 2, 2021 (see Note 1 Stock Split)	112	112
Treasury stock	(1,500)	(787)
Additional paid-in-capital	819,711	818,939
Accumulated deficit	(615,920)	(620,602)
Accumulated other comprehensive loss	(14,491)	(14,327)
Total equity	187,912	183,335
TOTAL LIABILITIES AND EQUITY	$308,919	$297,653
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	October 1, 2021	October 2, 2020
Revenues:
Revenue from product sales	$50,847	$44,464
Revenue from services	22,311	21,826
Total revenues	73,158	66,290
Cost of revenues:
Cost of product sales	31,925	27,909
Cost of services	15,152	14,132
Total cost of revenues	47,077	42,041
Gross margin	26,081	24,249
Operating expenses:
Research and development expenses	5,910	4,847
Selling and administrative expenses	12,698	12,837
Restructuring charges	659	—
Total operating expenses	19,267	17,684
Operating income	6,814	6,565
Interest income, net	28	35
Income before income taxes	6,842	6,600
Provision for income taxes	2,160	664
Net income	$4,682	$5,936

Net income per share of common stock outstanding:
Basic	$0.42	$0.55
Diluted	$0.39	$0.54
Weighted-average shares outstanding (see Note 1 Stock Split):
Basic	11,159	10,822
Diluted	11,954	11,092
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands)	October 1, 2021	October 2, 2020
Net income	$4,682	$5,936
Other comprehensive (loss) income:
Net change in cumulative translation adjustments, net of tax	(164)	414
Other comprehensive (loss) income	(164)	414
Comprehensive income	$4,518	$6,350

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	October 1, 2021	October 2, 2020
Operating Activities
Net income	$4,682	$5,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	1,264	1,254
Provision for uncollectible receivables	(2)	2
Share-based compensation	863	571
Deferred tax assets, net	1,116	216
Charges for inventory and customer service inventory write-downs	381	185
Loss on disposition of property, plant and equipment, net	—	6
Noncash lease expense	276	562
Changes in operating assets and liabilities:
Accounts receivable	(11,382)	(294)
Unbilled receivables	(2,251)	(3,185)
Inventories	(339)	(444)
Customer service inventories	(667)	(201)
Accounts payable	7,099	(135)
Accrued expenses	(3,852)	(2,406)
Advance payments and unearned revenue	3,114	3,350
Income taxes payable or receivable	753	101
Other assets and liabilities	(73)	(703)
Change in lease liabilities	(300)	(574)
Net cash provided by operating activities	682	4,241
Investing Activities
Payments for acquisition of property, plant and equipment	(349)	(1,018)
Net cash used in investing activities	(349)	(1,018)
Financing Activities
Repayments of borrowings	—	(9,000)
Payments for repurchase of common stock - treasury shares	(713)	—
Payments for taxes related to net settlement of equity awards	(358)	(128)
Proceeds from issuance of common stock under employee stock plans	267	423
Net cash used in financing activities	(804)	(8,705)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(187)	89
Net decrease in cash, cash equivalents, and restricted cash	(658)	(5,393)
Cash, cash equivalents, and restricted cash, beginning of period	48,198	41,872
Cash, cash equivalents, and restricted cash, end of period	$47,540	$36,479

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (1)
(Unaudited)

	Three Months Ended October 1, 2021
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of July 2, 2021	11,153,445	$112	$(787)	$818,939	$(620,602)	$(14,327)	$183,335
Net income	—	—	—	—	4,682	—	4,682
Other comprehensive loss, net of tax	—	—	—	—	—	(164)	(164)
Issuance of common stock under employee stock plans	66,235	—	—	267	—	—	267
Shares withheld for taxes related to vesting of equity awards	(10,134)	—	—	(358)	—	—	(358)
Stock repurchase	(22,543)	—	(713)	—	—	—	(713)
Share-based compensation	—	—	—	863	—	—	863
Balance as of October 1, 2021	11,187,003	$112	$(1,500)	$819,711	$(615,920)	$(14,491)	$187,912

	Three Months Ended October 2, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of July 3, 2020	10,800,974	$108	$814,283	$(730,741)	$(14,969)	$68,681
Net income	—	—	—	5,936	—	5,936
Other comprehensive income, net of tax	—	—	—	—	414	414
Issuance of common stock under employee stock plans	96,982	1	422	—	—	423
Shares withheld for taxes related to vesting of equity awards	(11,232)	—	(128)	—	—	(128)
Share-based compensation	—	—	571	—	—	571
Balance as of October 2, 2020	10,886,724	$109	$815,148	$(724,805)	$(14,555)	$75,897

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information, and we have made estimates, assumptions and judgments affecting the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes, as discussed in greater detail below. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of our management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the three months ended October 1, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2021.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated.
We operate on a 52-week or 53-week year ending on the Friday closest to June 30. The three months ended October 1, 2021 and the three months ended October 2, 2020 both consisted of 13 weeks. Fiscal year 2022 will be comprised of 52 weeks and will end on July 1, 2022. Fiscal 2021 was comprised of 52 weeks and ended on July 2, 2021.
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

Summary of Significant Accounting Policies
There have been no material changes in our significant accounting policies as of October 1, 2021 and for the three months ended October 1, 2021, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 2, 2021.
Accounting Standards Adopted
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740). This guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles and also simplifies areas such as franchise taxes, step-up in tax basis of goodwill, separate entity financial statements and interim recognition of enactment of tax laws and rate changes. ASU 2019-12 became effective for us in our first quarter of fiscal 2022. The adoption had no material impact on our unaudited condensed consolidated financial statements.
Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This guidance provides optional guidance related to reference rate reform, which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for our borrowing instruments, which use LIBOR as a reference rate, and is effective March 12, 2020 through December 31, 2022. We are evaluating the potential impact ASU 2020-04 will have on our unaudited condensed consolidated financial statements.
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

Note 2. Balance Sheet Components
Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of the cash, cash equivalents, and restricted cash reported within our unaudited condensed consolidated balance sheets that reconciles to the corresponding amount in our unaudited condensed consolidated statement of cash flows:

(In thousands)	October 1, 2021	July 2, 2021
Cash and cash equivalents	$47,313	$47,942
Restricted cash included in other assets	227	256
Total cash, cash equivalents, and restricted cash in the Statement of Cash Flows	$47,540	$48,198
Accounts Receivable, net
Our net accounts receivable are summarized below:

(In thousands)	October 1, 2021	July 2, 2021
Accounts receivable	$61,184	$50,276
Less: Allowances for doubtful accounts	(1,746)	(2,141)
Total accounts receivable, net	$59,438	$48,135

Inventories
Our inventories are summarized below:

(In thousands)	October 1, 2021	July 2, 2021
Finished products	$16,337	$15,409
Raw materials and supplies	7,311	8,027
Total inventories	$23,648	$23,436
Consigned inventories included within raw materials and supplies	$6,344	$6,570

We currently rely on a few vendors for substantially all of our inventory purchases.
We record charges to adjust our inventory and customer service inventory due to excess and obsolete inventory resulting from lower sales forecasts, product transitioning, or discontinuance. The charges during the three months ended October 1, 2021 and October 2, 2020 were classified in cost of product sales as follows:

	Three Months Ended
(In thousands)	October 1, 2021	October 2, 2020
Excess and obsolete inventory charges	$133	$63
Customer service inventory write-downs	248	122
Total inventory charges	$381	$185
Assets Held for Sale
We consider properties to be Assets held for sale when management approves and commits to a plan to dispose of a property or group of properties. The property held for sale prior to the sale date is separately presented on the balance sheet as Assets held for sale.
During the second quarter of fiscal 2021 management initiated the sale of our facility located in the United Kingdom. We expect to complete the sale by the end of our second fiscal 2022 quarter. The carrying value of this asset held for sale as of October 1, 2021 was $2.2 million, which represents the lower of 1) the carrying value or 2) the fair value of the asset, less estimated costs to sell the asset. We performed an analysis and determined the estimated fair value of the asset, less estimated selling costs, is higher than the carrying value of the asset. As a result, no impairment charge was recorded in our statement of operations.
Property, Plant and Equipment, net
Our property, plant and equipment, net are summarized below:

(In thousands)	October 1, 2021	July 2, 2021
Land	$210	$210
Buildings and leasehold improvements	6,917	6,914
Software	21,368	21,370
Machinery and equipment	51,329	51,244
Total property, plant and equipment, gross	79,824	79,738
Less: Accumulated depreciation and amortization	(69,148)	(68,037)
Total property, plant and equipment, net	$10,676	$11,701

Included in the total plant, property and equipment above were $0.4 million and $0.3 million of assets in progress which have not been placed in service as of October 1, 2021 and July 2, 2021, respectively. Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was as follows:

	Three Months Ended
(In thousands)	October 1, 2021	October 2, 2020
Depreciation and amortization	$1,264	$1,254
Accrued Expenses
Our accrued expenses are summarized below:

(In thousands)	October 1, 2021	July 2, 2021
Accrued compensation and benefits	$8,175	$13,455
Accrued agent commissions	2,133	2,348
Accrued warranties	3,318	3,228
Other	11,124	9,123
Total accrued expenses	$24,750	$28,154
Accrued Warranties
We accrue for the estimated cost to repair or replace products under warranty. Changes in our warranty liability, which are included as a component of accrued expenses in our unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended
(In thousands)	October 1, 2021	October 2, 2020
Balance as of the beginning of the period	$3,228	$3,196
Warranty provision recorded during the period	498	284
Consumption during the period	(408)	(373)
Balance as of the end of the period	$3,318	$3,107
Advance Payments and Unearned Revenue
Our advance payments and unearned revenue are summarized below:

(In thousands)	October 1, 2021	July 2, 2021
Advance payments	$1,278	$2,445
Unearned revenue	34,205	29,859
Total advance payments and unearned revenue	$35,483	$32,304
Excluded from the balances above are $8.5 million and $8.6 million in long-term unearned revenue as of October 1, 2021 and July 2, 2021, respectively.

Note 3. Fair Value Measurements of Assets and Liabilities
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market in the absence of a principal market) for the asset or liability in an orderly transaction between market participants as of the measurement date. We maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value and establish a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. We did not have any fair value measurements of liabilities to disclose. The three levels of inputs used to measure fair value are as follows:
•Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities;
•Level 2 — Observable market-based inputs or observable inputs that are corroborated by market data; and
•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The carrying amounts, estimated fair values, and valuation input levels of our assets measured at fair value on a recurring basis as of October 1, 2021 and July 2, 2021 were as follows:

	October 1, 2021		July 2, 2021		Valuation Inputs
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents:
Money market funds	$17,602	$17,602	$26,847	$26,847	Level 1
Bank certificates of deposit	$3,009	$3,009	$3,288	$3,288	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items mainly are money market funds. As of October 1, 2021 and July 2, 2021, these money market funds were valued at $1.00 net asset value per share.
We classify items in Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes, or alternative pricing sources are available with reasonable levels of price transparency. Our bank certificates of deposit are classified within Level 2.
As of October 1, 2021 and July 2, 2021, we did not have any recurring assets that were valued using significant unobservable inputs.
Our policy is to recognize asset transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first three months of fiscal 2022 and 2021, we had no transfers between levels of the fair value hierarchy of our assets measured at fair value.
Note 4. Leases
The Company has facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 20 years and contain leasehold improvement incentives, rent holidays and escalation clauses.
We determine if an arrangement contains a lease at inception. These operating leases are included in "Right of use assets" on our unaudited condensed consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligations to make lease payments are included in "Short-term lease liabilities" and "Long-term lease liabilities" on our unaudited condensed consolidated balance sheets. We did not enter into any finance leases during the three months ended October 1, 2021.

The following summarizes our lease costs (in thousands):

	Three Months Ended
	October 1, 2021	October 2, 2020
	(In thousands)
Operating lease costs	$317	$313
Short-term lease costs	687	458
Variable lease costs	27	68
Total lease costs	$1,031	$839

The following summarizes our lease term and discount rate for the three months ended October 1, 2021:

Weighted average remaining lease term	7.93
Weighted average discount rate	5.7%
As of October 1, 2021, our future minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year were as follows (in thousands):

Amount
(In thousands)
Remainder of 2022	$668
2023	713
2024	596
2025	615
2026	555
Thereafter	1,708
Total lease payments	4,855
Less: interest	(1,163)
Present value of lease liabilities	$3,692

Note 5. Credit Facility and Debt
On May 17, 2021, we entered into Amendment No. 4 to Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Credit Facility”) which extended the expiration date to June 28, 2024. The SVB Credit Facility provides for a $25.0 million accounts receivable formula-based revolving credit facility that can be borrowed by our U.S. company, with a $25.0 million sublimit that can be borrowed by our U.S. and Singapore entities. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of the borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the accounts receivable formula based revolving credit facility can also be utilized to issue letters of credit with a $12.0 million sublimit. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of October 1, 2021, available credit under the SVB Credit Facility was $22.5 million, reflecting the lower available limit of $25.0 million less outstanding letters of credit of $2.5 million. We did not borrow against the SVB Credit Facility during the first quarter of fiscal 2022 and there was no borrowing outstanding as of October 1, 2021 or July 2, 2021.
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

The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with Silicon Valley Bank may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 5.00% above the applicable interest rate. As of October 1, 2021, we were in compliance with the quarterly financial covenants contained in the SVB Credit Facility, as amended.
We also obtained an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our New Zealand subsidiary. This line of credit provides for up to $0.3 million in short-term advances at various interest rates, all of which was available as of October 1, 2021 and July 2, 2021. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of October 1, 2021 and July 2, 2021. This line of credit may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.
Note 6. Revenue Recognition
Contract Balances, Performance Obligations, and Backlog

The following table provides information about receivables and liabilities from contracts with customers (in thousands):

	October 1, 2021	July 2, 2021
Contract Assets
Accounts receivable, net	$59,438	$48,135
Unbilled receivables	$39,667	$37,521
Capitalized commissions	$1,571	$1,720
Contract Liabilities
Advance payments and unearned revenue	$35,483	$32,304
Unearned revenue, long-term	$8,496	$8,592
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
As of October 1, 2021, we had $44.0 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 45% is expected to be recognized as revenue in the remainder of fiscal 2022 and the balance thereafter. During the three months ended October 1, 2021 we recognized $6.9 million of revenue which was included in advance payments and unearned revenue at the beginning of the reporting period.
Remaining Performance Obligations
The aggregate amount of transaction price allocated to our unsatisfied (or partially unsatisfied) performance obligations was approximately $82.0 million at October 1, 2021. Of this amount, we expect to recognize approximately 70% as revenue during the next 12 months, with the remaining amount to be recognized as revenue within two to five years.

Note 7. Segment and Geographic Information
We operate in one reportable business segment: the design, manufacturing, and sale of a range of wireless networking products, solutions, and services. Our financial performance is regularly reviewed by our chief operating decision maker who is our Chief Executive Officer (“CEO”).
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for the three months ended October 1, 2021 and October 2, 2020 was as follows:

	Three Months Ended
(In thousands)	October 1, 2021	October 2, 2020
North America	$50,937	$45,499
Africa and the Middle East	10,702	10,571
Europe and Russia	2,703	2,262
Latin America and Asia Pacific	8,816	7,958
Total revenue	$73,158	$66,290
The loss of a significant portion of business from any significant customers could adversely affect our unaudited condensed consolidated financial statements.
Customers accounting for 10% or more of our total revenue were as follows:

	Three Months Ended
	October 1, 2021	October 2, 2020
Motorola Solutions, Inc.	15%	*
*Less than 10.0%
Customers accounting for 10% or more of our accounts receivable were as follows:

	October 1, 2021	July 2, 2021
Motorola Solutions, Inc.	13%	*
Mobile Telephone Networks Group (MTN Group)	10%	14%
*Less than 10.0%

Note 8. Equity
Stock Repurchase Program
In May 2018, our board of directors approved a stock repurchase program, which does not have an expiration date, for the repurchase of up to $7.5 million of our common stock.
As of October 1, 2021, $1.9 million remained available under our stock repurchase program. The repurchase program was suspended temporarily from February 2020 to February 2021. During the first quarter of fiscal 2022, we repurchased 22,543 shares of our common stock in the open market for an aggregate purchase price, including commissions, of $0.7 million. These shares were recorded as treasury stock and we do not anticipate retiring them. Treasury stock did not participate in the two-for-one stock split in the form of a stock dividend paid on April 7, 2021.

Stock Incentive Programs
As of October 1, 2021, we had one stock incentive plan for our employees and non-employee directors, the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units.

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
During the three months ended October 1, 2021, we granted 46,533 restricted stock units, 46,533 market-based stock units and 114,012 stock options to purchase shares of our common stock.
Total compensation expense for share-based awards included in our unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended
(In thousands)	October 1, 2021	October 2, 2020
By Expense Category:
Cost of revenues	$68	$72
Research and development	76	40
Selling and administrative	719	459
Total share-based compensation expense	$863	$571
By Types of Award:
Options	$174	$167
Restricted and performance stock awards and units	689	404
Total share-based compensation expense	$863	$571
As of October 1, 2021, there was approximately $1.6 million of total unrecognized compensation expense related to non-vested stock options granted which is expected to be recognized over a weighted-average period of 1.8 years. As of October 1, 2021, there was $6.0 million of total unrecognized compensation expense related to non-vested stock awards which is expected to be recognized over a weighted-average period of 1.7 years.

Note 9. Restructuring Activities
The following table summarizes our restructuring-related activities:

	Severance and Benefits			Facilities and Other	Total
(In thousands)	Fiscal 2021 Plan	Q4 2020 Plan	Prior Years' Plan	Prior Years’ plan
Accrual balance, July 2, 2021	2,209	$216	$64	$248	$2,737
Charges	628	31	—	—	659
Cash payments	(326)	(49)	—	—	(375)
Foreign exchange impact	(7)	—	—	(6)	(13)
Accrual balance, October 1, 2021	$2,504	$198	$64	$242	$3,008
As of October 1, 2021, the accrual balance of $3.0 million was in short-term restructuring liabilities on our unaudited condensed consolidated balance sheets.
Fiscal 2021 Plan
During the third and fourth quarter of fiscal 2021, our Board of Directors approved a restructuring plan (the “Fiscal 2021 Plan”) to continue to reduce our operating costs and improve profitability. Payments related to the accrued restructuring balances for this plan are expected to be fully paid in fiscal 2022.
Q4 2020 Plan
During the fourth quarter of fiscal 2020, our Board of Directors approved a restructuring plan (the “Q4 2020 Plan”) in order to continue to reduce our operating costs and improve profitability to optimize our business model and increase efficiencies. Payments related to the accrued restructuring liability balance for this plan are expected to be fully paid in fiscal 2022.
Prior Years’ Plan
In January 2018, we reached a settlement with a certain foreign government for grant liabilities which allowed us to reduce our estimated payments relating to prior years’ restructuring plan by $0.3 million. During the third quarter of fiscal 2015, with the intent to bring our operational cost structure in line with the changing dynamics of the microwave radio and telecommunications markets, we initiated a restructuring plan (the “Fiscal 2015-2016 Plan”) to lower fixed overhead costs and operating expenses and to preserve cash flow. Activities under the Fiscal 2015-2016 Plan primarily included reductions in workforce across the Company, but primarily in operations outside the United States. Payments related to the accrued restructuring liability balance for this plan are expected to be paid in fiscal 2022.
Note 10. Income Taxes
Our effective tax rate varies from the U.S. federal statutory rate of 21% primarily due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where we cannot recognize tax benefit on current losses. During interim periods, we accrue tax expenses for jurisdictions that are anticipated to be profitable for fiscal 2022.
The determination of our income taxes for the three months ended October 1, 2021 and October 2, 2020 was based on our estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. Our tax benefit for the three months ended October 1, 2021 was primarily due to tax expense related to U.S. and profitable subsidiaries. The tax expense for the three months ended October 2, 2020 was primarily due to tax expense related to profitable subsidiaries.
We entered into a tax sharing agreement with Harris Corporation (“Harris”) effective on January 26, 2007, the acquisition date of Stratex Networks, Inc. The tax sharing agreement addresses, among other things, the settlement process associated with pre-merger tax liabilities and tax attributes that were attributable to the Microwave Communication Division when it was a division of Harris. There have been no settlement payments recorded since the acquisition date. To the extent we become more profitable in the U.S. in the future and utilize these tax attributes, we may be required to make certain payments to Harris which are currently not estimable.
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
We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign and state income taxes. Such interest expense was not material for the three months ending October 1, 2021 and October 2, 2020.
On December 27, 2020, the U.S. enacted the Consolidated Appropriations Act of 2021 (“CAA”) which extended and expanded certain tax relief measures created by the CARES Act, including, but not limited to, (1) second round of Payroll Protection Program loans, and (2) the Employer Retention Credit for 2021.
On March 11, 2021, the U.S. enacted the American Rescue Plan Act of 2021 (“ARPA”) which expands Section 162(m) to cover the next five most highly compensated employees for the taxable year, in addition to the “covered employees” effective for taxable years beginning after December 31, 2026. We continue to examine the elements of the CAA and ARPA and the impact they may have on our future business.
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

	Three Months Ended
(In thousands, except per share amounts)	October 1, 2021	October 2, 2020
Numerator:
Net income	$4,682	$5,936

Denominator:
Weighted-average shares outstanding, basic	11,159	10,822
Effect of potentially dilutive equivalent shares	795	270
Weighted-average shares outstanding, diluted	11,954	11,092

Net income per share of common stock outstanding:
Basic	$0.42	$0.55
Diluted	$0.39	$0.54

The following table summarizes the weighted-average equity awards that were excluded from the diluted net income per share calculations since they were anti-dilutive:

	Three Months Ended
(In thousands)	October 1, 2021	October 2, 2020
Stock options	24	171
Restricted stock units and performance stock units	27	25
Total shares of common stock excluded	51	196

Note 12. Commitments and Contingencies
Purchase Orders and Other Commitments
From time to time in the normal course of business, we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf, in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of October 1, 2021, we had outstanding purchase obligations with our suppliers or contract manufacturers of $43.8 million. In addition, we had contractual obligations of approximately $4.0 million associated with software licenses as of October 1, 2021.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies, or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations, and similar transactions, or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of October 1, 2021, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements, and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of October 1, 2021, we had commercial commitments of $64.0 million outstanding that were not recorded on our unaudited condensed consolidated balance sheets. We do not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on these performance guarantees in the future.
Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our products infringe the intellectual property rights of a third party. As of October 1, 2021, we have not received any notice that any customer is subject to an infringement claim arising from the use of our products; we have not received any request to defend any customers from infringement claims arising from the use of our products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of October 1, 2021, we had not recorded any liabilities related to these indemnifications.
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
Our gross margin in the current quarter was negatively impacted by inflationary pressures incurred to overcome supply chain and logistical bottlenecks. These were partially offset by price increases and surcharges. We continue to monitor, assess and adapt to the situation and prepare for implications to our business, supply chain and customer demand. We expect these challenges to continue until business and economic activities return to more normal levels. The financial results for the three months ended October 1, 2021 reflect some of the reduced activity experienced during the period in various locations around the world and are not necessarily indicative of the results for the full year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including without limitation statements of, about, concerning or regarding: our plans, strategies and objectives for future operations, including with respect to growing our business and sustaining profitability; our restructuring efforts; our research and development efforts and new product releases and services; trends in revenue; drivers of our business and the markets in which we operate; future economic conditions, performance or outlook, and changes in our industry and the markets we serve; the outcome of contingencies; the value of our contract awards; beliefs or expectations; the sufficiency of our cash and our capital needs and expenditures; our intellectual property protection; our compliance with regulatory requirements and the associated expenses; expectations regarding litigation; our intention not to pay cash dividends; seasonality of our business; the impact of foreign exchange and inflation; taxes; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by the use of forward-looking terminology, such as “anticipates,” “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “strategy,” “projects,” “targets,” “goals,” “seeing,” “delivering,” “continues,” “forecasts,” “future,” “predict,” “might,” “could,” “potential,” or the negative of these terms, and similar words or expressions.
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
•our ability to meet financial covenant requirements which could impact, among other things, our liquidity; and
•our ability to implement our stock repurchase program or the extent to which it enhances long-term stockholder value.
Other factors besides those listed here could also adversely affect us. See “Item 1A. Risk Factors” in our fiscal 2021 Annual Report on Form 10-K filed with the SEC on August 25, 2021 for more information regarding factors that may cause our results to differ materially from those expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q.
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

Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2022 and 2021 Results
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes. In the discussion herein, our fiscal year ending July 1, 2022 is referred to as “fiscal 2022” or “2022” and our fiscal year ended July 2, 2021 is referred to as “fiscal 2021” or “2021.”
On April 7, 2021, we effected a two-for-one split in the form of a stock dividend to shareholders of record as of April 1, 2021.
Overview
We anticipate growth in revenue in fiscal 2022. We continue to have a backlog entering the first quarter of fiscal 2022 and we anticipate continuing our strong momentum across all verticals. We have made inroads into the U.S. rural broadband and wireless internet service provider areas, and there is now further evidence of investment to support 5G deployments with our U.S. service provider customers. We have also seen further growth for our international regions.
In March 2020, the World Health Organization characterized the current respiratory illness caused by novel coronavirus disease, known as COVID-19, as a pandemic. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. The COVID-19 pandemic has had and is likely to continue to have an impact on our operations, supply chains and distribution systems. The COVID-19 pandemic has led to an increase in our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking or requiring. The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, including the ongoing vaccination efforts, any new variant strains of the underlying virus, and how quickly and to what extent normal economic and operating activities can resume. Management is actively monitoring the impact of the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry, and workforce.
Our first priority remains the health and safety of our employees and their families. Employees whose tasks can be done offsite have been instructed to work from home. Our manufacturing sites remain operational, and we are maintaining social distancing and have enhanced cleaning protocols and usage of personal protective equipment, where appropriate.
Our gross margin in the current quarter was negatively impacted by inflationary pressures incurred to overcome supply chain and logistical bottlenecks. These were partially offset by price increases and surcharges. We are monitoring, assessing and adapting to the situation and preparing for possible implications to our business, supply chain and customer demand. We expect the potential for these challenges to continue until business and economic activities return to more normal levels. The financial results for the three months ended October 1, 2021 reflect some of the reduced activity experienced during the period in various locations around the world and are not necessarily indicative of the results for the full year.

Operations Review
The market for mobile backhaul continued to be our primary addressable market segment globally in the first three months of fiscal 2022. In North America, we supported 5G and long-term evolution (“LTE”) deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of some large 3G deployments, and LTE deployments. Our position continues to be to support our customers for 5G and LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. We continue to find that our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. However, as disclosed above and in the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K filed with the SEC on August 25, 2021, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we serve.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe and Russia, and (3) Latin America and Asia Pacific. Revenue by region for the three months ended October 1, 2021 and October 2, 2020 and the related changes were as follows:

	Three Months Ended
(In thousands, except percentages)	October 1, 2021	October 2, 2020	$ Change	% Change
North America	$50,937	$45,499	$5,438	12.0%
Africa and the Middle East	10,702	10,571	131	1.2%
Europe and Russia	2,703	2,262	441	19.5%
Latin America and Asia Pacific	8,816	7,958	858	10.8%
Total revenue	$73,158	$66,290	$6,868	10.4%
Our revenue in North America increased by $5.4 million, or 12.0%, during the first quarter of fiscal 2022 compared with the same period of fiscal 2021. The increase in North America revenue during the first three months of fiscal 2022 was primarily due to an increase in revenue from private network projects and rural broadband sales.
Our revenue in Africa and the Middle East increased by $0.1 million or 1.2% during the first quarter of fiscal 2022 compared with the same period of fiscal 2021. This increase in revenue during the first three months of fiscal 2022 was primarily due to increased sales to mobile operators in the region.
Revenue in Europe and Russia increased by $0.4 million, or 19.5%, for the first quarter of fiscal 2022 compared with the same period of fiscal 2021. This increase during the first three months of fiscal 2022 was primarily due to increased sales to private networks in the region.

Revenue in Latin America and Asia Pacific increased by $0.9 million, or 10.8%, during the first quarter of fiscal 2022 compared with the same period of fiscal 2021. The increase during the first three months of fiscal 2022 was primarily due to increased sales to mobile operators in the region.

	Three Months Ended
(In thousands, except percentages)	October 1, 2021	October 2, 2020	$ Change	% Change
Product sales	$50,847	$44,464	$6,383	14.4%
Services	22,311	21,826	485	2.2%
Total revenue	$73,158	$66,290	$6,868	10.4%
Our revenue from product sales increased by $6.4 million, or 14.4%, for the first quarter of fiscal 2022 compared with the same quarter of fiscal 2021. Our services revenue increased by $0.5 million, or 2.2%, during the first quarter of fiscal 2022 compared with the same quarter of fiscal 2021.
Gross Margin

	Three Months Ended
(In thousands, except percentages)	October 1, 2021	October 2, 2020	$ Change	% Change
Revenue	$73,158	$66,290	$6,868	10.4%
Cost of revenue	47,077	42,041	5,036	12.0%
Gross margin	$26,081	$24,249	$1,832	7.6%
% of revenue	35.7%	36.6%
Product margin %	37.2%	37.2%
Service margin %	32.1%	35.3%
Gross margin for the first quarter of fiscal 2022 increased by $1.8 million, or 7.6% compared with the same quarter of fiscal 2021. Our gross margin in the current quarter was negatively impacted by inflationary pressures incurred to overcome supply chain and logistical bottlenecks. These were partially offset by price increases and surcharges.
Product margin as a percentage of product revenue was flat compared to the same period in 2021. While first quarter fiscal 2022 product sales volume increased in higher margin segments, increased supply chain costs offset those margin gains, holding margin rates even with the first quarter of fiscal 2021. Service margin rates decreased in North America and in the international markets compared to the first quarter of fiscal 2021.
Research and Development Expenses

	Three Months Ended
(In thousands, except percentages)	October 1, 2021	October 2, 2020	$ Change	% Change
Research and development	$5,910	$4,847	$1,063	21.9%
% of revenue	8.1%	7.3%
Our research and development expenses increased by $1.1 million or 21.9% in the first three months of fiscal 2022 compared with the same periods of fiscal 2021 primarily due to increased product development activities.

Selling and Administrative Expenses

	Three Months Ended
(In thousands, except percentages)	October 1, 2021	October 2, 2020	$ Change	% Change
Selling and administrative	$12,698	$12,837	$(139)	(1.1)%
% of revenue	17.4%	19.4%
Our selling and administrative expenses decreased by $0.1 million, or 1.1%, in the first quarter of fiscal 2022 compared with the same period in fiscal 2021. The decreases for the first three months of fiscal 2022 compared to comparable periods of fiscal 2021 were primarily due to restructuring savings.
Restructuring Charges

	Three Months Ended
(In thousands, except percentages)	October 1, 2021	October 2, 2020	$ Change	% Change
Restructuring charges	$659	$—	$659	100.0%
In the first quarter of fiscal 2022, we recognized restructuring charges of $0.7 million primarily related to the restructuring plan (the “Fiscal 2021 Plan”) approved by our Board of Directors in the third and fourth quarters of fiscal 2021. The Fiscal 2021 Plan is anticipated to entail a reduction in force of approximately 30 employees to be implemented through the second quarter of fiscal year 2022, with a certain number of positions being consolidated and/or relocated.
Interest Income and Interest Expense

	Three Months Ended
(In thousands, except percentages)	October 1, 2021	October 2, 2020	$ Change	% Change
Interest income, net	$28	$35	$(7)	(20.0)%
Interest income, net reflect interest earned on our cash equivalents, which were comprised of money market funds and bank certificates of deposit.
Income Taxes

	Three Months Ended
(In thousands, except percentages)	October 1, 2021	October 2, 2020	$ Change	% Change
Income before income taxes	$6,842	$6,600	$242	3.7%
Provision for income taxes	$2,160	$664	$1,496	225.3%
We estimate our annual effective tax rate at the end of each quarterly period, and we record the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances.
The tax benefit for the first quarter of fiscal 2022 was primarily due to the tax expense related to U.S. profitable subsidiaries. The tax expense for the first quarter of fiscal 2021 was primarily related to profitable subsidiaries.

Liquidity, Capital Resources, and Financial Strategies
Sources of Cash
As of October 1, 2021, our total cash and cash equivalents were $47.3 million. Approximately $24.2 million, or 51.1%, was held in the United States. The remaining balance of $23.2 million, or 48.9%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries on October 1, 2021, $20.9 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to foreign withholding taxes.
Operating Activities
Cash provided by or used in operating activities is presented as net income adjusted for non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities was $0.7 million for the first three months of fiscal 2022, compared to $4.2 million for the first three months of fiscal 2021; this difference was primarily related to a net change in Accounts receivable and partially offset by the net change in Accounts payable. Net cash provided by noncash items was $3.9 million for the first three months of 2022. The net changes in operating assets and liabilities resulted in a net use of cash of $7.9 million for the first three months of fiscal 2022, compared to net use of cash $4.5 million for the same period in fiscal 2021.
Changes in operating assets and liabilities resulted in a net use of cash for the first three months of fiscal 2022 primarily related to the timing of payments of Accounts payable offset by the use of cash by Accounts receivable that fluctuate from period to period, depending on the amount, timing of sales and billing activities and cash collections.
Investing Activities
Net cash used in investing activities was $0.3 million and $1.0 million for the first three months of fiscal 2022 and 2021, respectively, which consisted of capital expenditures. During the remainder of fiscal year 2022, we expect to spend approximately $1 million to $2 million for capital expenditures, primarily on equipment for development and manufacturing of new products and IT infrastructure.
Financing Activities
Financing cash flows consist primarily of proceeds from and repayments of short-term debt, repurchase of stock and proceeds from the sale of shares of common stock through employee equity plans. Net cash used in financing activities was $0.8 million for the first three months of fiscal 2022, primarily due to the purchase of treasury stock of $0.7 million.
As of October 1, 2021, our principal sources of liquidity consisted of $47.3 million in cash and cash equivalents and $22.5 million of available credit under our $25.0 million SVB Credit Facility, which matures on June 28, 2024, and future collections of receivables from customers. We regularly require letters of credit from certain customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically, our primary sources of liquidity have been cash flows from operations and credit facilities. Additionally, we have an effective shelf registration statement on Form S-3 allowing us to offer and sell, either individually or in combination, in one or more offerings, up to a total dollar amount of $200 million of any combination of the securities described in the shelf registration statement or a related prospectus supplement.
We believe that our existing cash and cash equivalents, the available line of credit under the SVB Credit Facility, potential issuances of debt or equity securities and future cash collections from customers will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for at least the next 12 months. On May 17, 2021, we entered into Amendment No. 4 to Third Amended and Restated Loan and Security Agreement to extend the maturity date to June 28, 2024. The SVB Credit Facility provides for a $25.0 million accounts receivable formula-based revolving credit facility that can be borrowed by the U.S. company, with a $25.0 million sub-limit that can be borrowed by our U.S. and Singapore entities. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of all borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the accounts receivable formula-based revolving credit facility can also be utilized to issue letters of credit with a $12.0 million sub-limit. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of October 1, 2021, available credit under the SVB Credit Facility was $22.5 million reflecting the calculated borrowing base of $25.0 million less outstanding letters of credit of $2.5 million. We did not borrow against the SVB Credit Facility during the first quarter of fiscal 2022 and there was no borrowing outstanding as of October 1, 2021 or July 2, 2021.
As of October 1, 2021, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility and there was no amount outstanding under the SVB Credit Facility.
In addition, we have an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our subsidiary located there. This line of credit provides for $0.3 million in short-term advances at various interest rates, all of which was available as of October 1, 2021 and July 2, 2021. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which $0.1 million was outstanding as of October 1, 2021 and July 2, 2021. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.
Restructuring Payments
We had liabilities for restructuring activities totaling $3.0 million as of October 1, 2021, which were classified as current liabilities and expected to be paid out in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.
Contractual Obligations
The amounts disclosed in our fiscal 2021 Annual Report on Form 10-K filed with the SEC on August 25, 2021 include our commercial commitments and contractual obligations. During the first three months of fiscal 2022, no material changes occurred in our contractual obligations to purchase goods and services or to make payments under operating leases or our contingent liabilities on outstanding letters of credit, guarantees, and other arrangements as disclosed in our fiscal 2021 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We consider the following items to qualify as off-balance sheet arrangements:
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
Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of October 1, 2021, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our current or future financial condition. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.
As of October 1, 2021, we had commercial commitments of $64.0 million.
Please refer to “Note 12 Commitments and Contingencies” of the Notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for Contractual Obligations and Off-Balance Sheet Arrangements.

Critical Accounting Estimates
For information about our critical accounting estimates, see the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2021 Annual Report on Form 10-K.

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
As of October 1, 2021, we had no foreign currency forward contracts.
Net foreign exchange expense recorded in our unaudited condensed consolidated statements of operations during the three months ended October 1, 2021 and October 2, 2020 was as follows:

	Three Months Ended
(In thousands)	October 1, 2021	October 2, 2020
Amount included in costs of revenues	$31	$524
Certain of our international business is transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars for the first three months of fiscal 2022 and 2021 was $(0.2) million and $0.4 million, respectively, and was included as a component of stockholders’ equity. As of October 1, 2021 and July 2, 2021, the cumulative translation adjustment decreased our equity by $14.5 million and $14.3 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our credit facility.
Exposure on Cash Equivalents
We had $47.3 million in total cash and cash equivalents as of October 1, 2021. Cash equivalents totaled $20.6 million as of October 1, 2021 and were comprised of money market funds and bank certificates of deposit. Cash equivalents investments have been recorded at fair value on our balance sheet. Fair value is measured using inputs that fall into a three-level hierarchy that prioritizes the inputs used to measure fair value based on observability of such inputs. For more information on the fair value measurements of cash equivalents, please refer to “Note 3 Fair Value Measurements of Assets and Liabilities” of the Notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. The weighted-average days to maturity for cash equivalents held as of October 1, 2021 was 28 days, and these investments had an average yield of approximately 3.39% per annum. A 10% change in interest rates on our cash equivalents is not expected to have a material impact on our financial position, results of operations, or cash flows.

Exposure on Borrowings
Our borrowings under the SVB Credit Facility incurred interest at the prime rate plus a spread of 0.50% to 1.50% with such spread determined based on our adjusted quick ratio. During the first three months of fiscal 2022, our weighted-average interest rate was 3.75%, and the interest expense on these borrowings was immaterial.
A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations, or cash flows since interest on our borrowings is not material to our overall financial position.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with the participation of our President and CEO, and CFO, as of October 1, 2021, our CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, in a manner that allows for timely decisions regarding required disclosures and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls over Financial Reporting
There were no changes to our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended October 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Management is actively monitoring the impact of the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry, and workforce. Additionally we have undertaken measures to protect our employees, suppliers, and customers, including encouraging, and in many cases requiring employees to work remotely as appropriate. We have also modified some of our controls procedures but those changes have not been material.
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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of legal proceedings as of October 1, 2021, please refer to “Legal Proceedings” and “Contingent Liabilities” under “Note 12 Commitments and Contingencies” of the Notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which are incorporated into this item by reference.

Item 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows, and financial condition set forth under Item 1A, Risk Factors, in our fiscal 2020 Annual Report on Form 10-K filed with the SEC on August 25, 2021.
There have been no material changes from the risk factors described in our Annual Report, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In May 2018, our board of directors approved a stock repurchase program, which does not have an expiration date, for the repurchase of up to $7.5 million of our common stock. During the first quarter of fiscal 2022, we repurchased 22,543 shares of our common stock in the open market for an aggregate purchase price, including commissions, of $0.7 million. These shares were recorded as treasury stock and we do not anticipate retiring them. As of October 1, 2021, $1.9 million remained available under our stock repurchase program.
Following is a summary of stock repurchases for the three months ended October 1, 2021:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Program (1)
				(in thousands)
July 3, 2021 through July 30, 2021	8,643	$29.19	8,643	$2,375
July 31, 2021 through August 24, 2021	—		—	$2,375
August 25, 2021 through October 1, 2021	13,900	$33.07	13,900	$1,915
Total	22,543
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
10.1
Employment Agreement, dated September 21, 2021 between Aviat Networks, Inc. and David Gray (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 18, 2021, File No. 001-33278)

10.2
Amendment to Employment Agreement, dated July 4, 2021, between the Company and Pete Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 3, 2021, File No. 001-33278)

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

AVIAT NETWORKS, INC. (Registrant)
Date: November 3, 2021

By:	/s/ David M. Gray
David M. Gray Senior Vice President and Chief Financial Officer (duly authorized officer)