Form 10-Q
period 2021-12-31
AVIAT NETWORKS, INC.
filed 2022-02-02
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock as of January 28, 2022 was 11,201,296.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended December 31, 2021

PART I.     FINANCIAL INFORMATION

Item 1.Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and par value amounts)	December 31, 2021	July 2, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$42,326	$47,942
Accounts receivable, net	69,074	48,135
Unbilled receivables	42,919	37,521
Inventories	25,615	23,436
Customer service inventories	1,771	1,431
Assets held for sale	2,218	2,218
Other current assets	11,124	9,556
Total current assets	195,047	170,239
Property, plant and equipment, net	10,010	11,701
Deferred income taxes	99,913	103,467
Right of use assets	3,371	3,816
Other assets	8,782	8,430
TOTAL ASSETS	$317,123	$297,653
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$43,515	$32,405
Accrued expenses	25,445	28,154
Short-term lease liabilities	595	769
Advance payments and unearned revenue	35,753	32,304
Restructuring liabilities	1,787	2,737
Total current liabilities	107,095	96,369
Unearned revenue	7,959	8,592
Long-term lease liabilities	2,924	3,223
Other long-term liabilities	352	356
Reserve for uncertain tax positions	5,293	5,164
Deferred income taxes	608	614
Total liabilities	124,231	114,318
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 11,195,542 shares issued and outstanding at December 31, 2021; 11,153,445 shares issued and outstanding at July 2, 2021 (see Note 1 Stock Split)	112	112
Treasury stock	(3,408)	(787)
Additional paid-in-capital	820,791	818,939
Accumulated deficit	(610,004)	(620,602)
Accumulated other comprehensive loss	(14,599)	(14,327)
Total equity	192,892	183,335
TOTAL LIABILITIES AND EQUITY	$317,123	$297,653
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Revenues:
Revenue from product sales	$53,467	$46,691	$104,314	$91,155
Revenue from services	24,397	23,840	46,708	45,666
Total revenues	77,864	70,531	151,022	136,821
Cost of revenues:
Cost of product sales	34,014	27,458	65,939	55,367
Cost of services	15,694	16,164	30,846	30,296
Total cost of revenues	49,708	43,622	96,785	85,663
Gross margin	28,156	26,909	54,237	51,158
Operating expenses:
Research and development expenses	6,169	5,419	12,079	10,266
Selling and administrative expenses	13,739	13,612	26,437	26,449
Restructuring (recovery) charges	(960)	—	(301)	—
Total operating expenses	18,948	19,031	38,215	36,715
Operating income	9,208	7,878	16,022	14,443
Other expense (income), net	240	(38)	212	(73)
Income before income taxes	8,968	7,916	15,810	14,516
Provision for income taxes	3,052	1,275	5,212	1,939
Net income	$5,916	$6,641	$10,598	$12,577

Net income per share of common stock outstanding:
Basic	$0.52	$0.60	$0.95	$1.15
Diluted	$0.49	$0.58	$0.89	$1.12
Weighted-average shares outstanding (see Note 1 Stock Split):
Basic	11,309	11,008	11,172	10,914
Diluted	11,960	11,420	11,895	11,278
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Net income	$5,916	$6,641	$10,598	$12,577
Other comprehensive (loss) income:
Net change in cumulative translation adjustments	(108)	184	(272)	598
Other comprehensive (loss) income	(108)	184	(272)	598
Comprehensive income	$5,808	$6,825	$10,326	$13,175

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	December 31, 2021	January 1, 2021
Operating Activities
Net income	$10,598	$12,577
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	2,393	2,661
(Recoveries) Provision for uncollectible receivables	(3)	30
Share-based compensation	1,624	1,389
Deferred tax assets, net	3,548	676
Charges for inventory and customer service inventory write-downs	658	585
Loss on disposition of property, plant and equipment, net	—	24
Noncash lease expense	445	327
Restructuring recoveries	(301)	—
Changes in operating assets and liabilities:
Accounts receivable	(21,063)	(4,666)
Unbilled receivables	(5,570)	(3,499)
Inventories	(2,393)	(3,815)
Customer service inventories	(745)	(370)
Accounts payable	11,159	5,276
Accrued expenses	(605)	(646)
Advance payments and unearned revenue	2,843	3,798
Income taxes payable or receivable	(1,550)	(39)
Other assets and liabilities	(2,729)	(3,746)
Change in lease liabilities	(472)	(342)
Net cash (used in) provided by operating activities	(2,163)	10,220
Investing Activities
Payments for acquisition of property, plant and equipment	(798)	(1,376)
Net cash used in investing activities	(798)	(1,376)
Financing Activities
Repayments of borrowings	—	(9,000)
Payments for repurchase of common stock - treasury shares	(2,621)	—
Payments for taxes related to net settlement of equity awards	(358)	(168)
Proceeds from issuance of common stock under employee stock plans	586	1,486
Net cash used in financing activities	(2,393)	(7,682)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(291)	266
Net (decrease) increase in cash, cash equivalents, and restricted cash	(5,645)	1,428
Cash, cash equivalents, and restricted cash, beginning of period	48,198	41,872
Cash, cash equivalents, and restricted cash, end of period	$42,553	$43,300

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (1)
(Unaudited)

	Three Months Ended December 31, 2021
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of October 1, 2021	11,187,003	$112	$(1,500)	$819,711	$(615,920)	$(14,491)	$187,912
Net income	—	—	—	—	5,916	—	5,916
Other comprehensive loss, net of tax	—	—	—	—	—	(108)	(108)
Issuance of common stock under employee stock plans	69,434	1	—	319	—	—	320
Shares withheld for taxes related to vesting of equity awards	—	—	—	—	—	—	—
Stock repurchase	(60,895)	(1)	(1,908)	—	—	—	(1,909)
Share-based compensation	—	—	—	761	—	—	761
Balance as of December 31, 2021	11,195,542	$112	$(3,408)	$820,791	$(610,004)	$(14,599)	$192,892

	Three Months Ended January 1, 2021
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of October 2, 2020	10,886,724	$109	$—	$815,148	$(724,805)	$(14,555)	$75,897
Net income	—	—	—	—	6,641	—	6,641
Other comprehensive income, net of tax	—	—	—	—	—	184	184
Issuance of common stock under employee stock plans	242,048	4	—	1,059	—	—	1,063
Shares withheld for taxes related to vesting of equity awards	—	—	—	—	—	—	—
Stock repurchase	(936)	—	—	(40)	—	—	(40)
Share-based compensation	—	—	—	818	—	—	818
Balance as of January 1, 2021	11,127,836	$113	$—	$816,985	$(718,164)	$(14,371)	$84,563

	Six Months Ended December 31, 2021
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of July 2, 2021	11,153,445	$112	$(787)	$818,939	$(620,602)	$(14,327)	$183,335
Net income	—	—	—	—	10,598	—	10,598
Other comprehensive income, net of tax	—	—	—	—	—	(272)	(272)
Issuance of common stock under employee stock plans	135,669	1	—	586	—	—	587
Shares withheld for taxes related to vesting of equity awards	(10,134)	—	—	(358)	—	—	(358)
Stock repurchase	(83,438)	(1)	(2,621)	—	—	—	(2,622)
Share-based compensation	—	—	—	1,624	—	—	1,624
Balance as of December 31, 2021	11,195,542	$112	$(3,408)	$820,791	$(610,004)	$(14,599)	$192,892

	Six Months Ended January 1, 2021
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of July 3, 2020	10,800,974	$108	$—	$814,283	$(730,741)	$(14,969)	$68,681
Net income	—	—	—	—	12,577	—	12,577
Other comprehensive loss, net of tax	—	—	—	—	—	598	598
Issuance of common stock under employee stock plans	339,030	5	—	1,481	—	—	1,486
Shares withheld for taxes related to vesting of equity awards	(11,232)	—	—	(128)	—	—	(128)
Stock repurchase	(936)	—	—	(40)	—	—	(40)
Share-based compensation	—	—	—	1,389	—	—	1,389
Balance as of January 1, 2021	11,127,836	$113	$—	$816,985	$(718,164)	$(14,371)	$84,563

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information, and we have made estimates, assumptions and judgments affecting the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes, as discussed in greater detail below. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of our management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the three and six months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2021.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated.
We operate on a 52-week or 53-week year ending on the Friday closest to June 30. The three months ended December 31, 2021 consisted of 13 weeks and the three months ended January 1, 2021 consisted of 13 weeks. Fiscal year 2022 will be comprised of 52 weeks and will end on July 1, 2022. Fiscal year 2021 was comprised of 52 weeks and ended on July 2, 2021.
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

Summary of Significant Accounting Policies
There have been no material changes in our significant accounting policies as of December 31, 2021 and for the six months ended December 31, 2021, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 2, 2021.
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
Note 2. Balance Sheet Components
Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of our cash, cash equivalents, and restricted cash reported within our unaudited condensed consolidated balance sheets that reconciles to the corresponding amount in our unaudited condensed consolidated statement of cash flows:

(In thousands)	December 31, 2021	July 2, 2021
Cash and cash equivalents	$42,326	$47,942
Restricted cash included in other assets	227	256
Total cash, cash equivalents, and restricted cash in the Statement of Cash Flows	$42,553	$48,198
Accounts Receivable, net
Our net accounts receivable are summarized below:

(In thousands)	December 31, 2021	July 2, 2021
Accounts receivable	$70,903	$50,276
Less: Allowances for collection losses	(1,829)	(2,141)
Total accounts receivable, net	$69,074	$48,135

Inventories
Our inventories are summarized below:

(In thousands)	December 31, 2021	July 2, 2021
Finished products	$15,578	$15,409
Raw materials and supplies	10,037	8,027
Total inventories	$25,615	$23,436
Consigned inventories included within raw materials and supplies	$8,534	$6,570

We increased certain levels of inventory during the three and six months ended December 31, 2021 primarily to mitigate supply chain constraints.
We currently rely on a few vendors for substantially all of our inventory purchases.
We record charges to adjust our inventory and customer service inventory due to excess and obsolete inventory resulting from lower sales forecasts, product transitioning, or discontinuance. The charges during the three and six months ended December 31, 2021 and January 1, 2021 were classified in cost of product sales as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Excess and obsolete inventory	$107	$134	$240	$197
Customer service inventory write-downs	170	266	418	388
Total inventory charges	$277	$400	$658	$585
Assets Held for Sale
We consider properties to be Assets held for sale when management approves and commits to a plan to dispose of a property or group of properties. The property held for sale prior to the sale date is separately presented on the balance sheet as Assets held for sale.
During the second quarter of fiscal 2021 management initiated the sale of our facility located in the United Kingdom. We expect to complete the sale by the end of third quarter of fiscal 2022. The carrying value of this asset held for sale as of December 31, 2021 of $2.2 million which represents the lower of 1) the carrying value or 2) fair value of the assets, less estimated costs to sell the assets. We performed an analysis and determined the estimated fair value of the assets, less estimated selling costs, is higher than the carrying value of the assets. As a result, no impairment charge was recorded in our statement of operations.
Property, Plant and Equipment, net
Our property, plant and equipment, net are summarized below:

(In thousands)	December 31, 2021	July 2, 2021
Land	$210	$210
Buildings and leasehold improvements	5,912	6,914
Software	21,376	21,370
Machinery and equipment	51,624	51,244
Total property, plant and equipment, gross	79,122	79,738
Less: Accumulated depreciation and amortization	(69,112)	(68,037)
Total property, plant and equipment, net	$10,010	$11,701

Included in the total plant, property and equipment above there were no assets in progress which have not been placed in service as of December 31, 2021 and $0.3 million as of July 2, 2021. Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Depreciation and amortization	$1,129	$1,407	$2,393	$2,661
Accrued Expenses
Our accrued expenses are summarized below:

(In thousands)	December 31, 2021	July 2, 2021
Accrued compensation and benefits	$7,945	$13,455
Accrued agent commissions	2,055	2,348
Accrued warranties	3,198	3,228
Other	12,247	9,123
Total accrued expenses	$25,445	$28,154
Accrued Warranties
We accrue for the estimated cost to repair or replace products under warranty. Changes in our warranty liability, which are included as a component of accrued expenses in our unaudited condensed consolidated balance sheets were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Balance as of the beginning of the period	$3,318	$3,107	$3,228	$3,196
Warranty provision recorded during the period	341	488	839	772
Consumption during the period	(461)	(280)	(869)	(653)
Balance as of the end of the period	$3,198	$3,315	$3,198	$3,315
Advance Payments and Unearned Revenue
Our advance payments and unearned revenue are summarized below:

(In thousands)	December 31, 2021	July 2, 2021
Advance payments	$1,536	$2,445
Unearned revenue	34,217	29,859
Total advance payments and unearned revenue	$35,753	$32,304
Excluded from the balances above are $8.0 million and $8.6 million in long-term unearned revenue as of December 31, 2021 and July 2, 2021, respectively.
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
The carrying amounts, estimated fair values, and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and July 2, 2021 were as follows:

	December 31, 2021		July 2, 2021		Valuation Inputs
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents:
Money market funds	$15,844	$15,844	$26,847	$26,847	Level 1
Bank certificates of deposit	$3,426	$3,426	$3,288	$3,288	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items mainly are money market funds. As of December 31, 2021 and July 2, 2021, these money market funds were valued at $1.00 net asset value per share.
We classify items in Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes, or alternative pricing sources are available with reasonable levels of price transparency. Our bank certificates of deposit and foreign exchange forward contracts are classified within Level 2.
As of December 31, 2021 and July 2, 2021, we did not have any recurring assets or liabilities that were valued using significant unobservable inputs.
Our policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first six months of fiscal 2022 and 2021, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.
Note 4. Leases
The Company has facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 20 years and contain leasehold improvement incentives, rent holidays and escalation clauses.
We determine if an arrangement contains a lease at inception. These operating leases are included in "Right of use assets" on our unaudited condensed consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligations to make lease payments are included in "Short-term lease liabilities" and "Long-term lease liabilities" on our unaudited condensed consolidated balance sheets. We did not enter into any finance leases during the six months ended December 31, 2021.
The following summarizes our lease costs (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
	(In thousands)		(In thousands)
Operating lease costs	$245	$301	$562	$614
Short-term lease costs	$513	359	1,200	817
Variable lease costs	$47	94	74	162
Total lease costs	$805	$754	$1,836	$1,593

The following summarizes our lease term and discount rate for the six months ended December 31, 2021:

Weighted average remaining lease term	7.9 years
Weighted average discount rate	5.7%

As of December 31, 2021, our future minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year were as follows (in thousands):

Amount
(In thousands)
Remainder of 2022	$491
2023	709
2024	594
2025	614
2026	553
Thereafter	1,703
Total lease payments	4,664
Less: interest	(1,145)
Present value of lease liabilities	$3,519

Note 5. Credit Facility and Debt
On May 17, 2021, we entered into Amendment No. 4 to Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Credit Facility”) which extended the expiration date to June 28, 2024. The SVB Credit Facility provides for a $25.0 million accounts receivable formula-based revolving credit facility that can be borrowed by our U.S. company, with a $25.0 million sublimit that can be borrowed by our U.S. and Singapore entities. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of the borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the accounts receivable formula based revolving credit facility can also be utilized to issue letters of credit with a $12.0 million sublimit. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of December 31, 2021, available credit under the SVB Credit Facility was $22.5 million, reflecting the lower available limit of $25.0 million less outstanding letters of credit of $2.5 million. As of July 3, 2020, our outstanding debt balance under the SVB Credit Facility, classified as a current liability, was $9.0 million, and the interest rate was 3.75%. We repaid the outstanding debt balance in July 2020. We have not borrowed against the SVB Credit Facility during the six months ended December 31, 2021 and there were no borrowing outstanding as of December 31, 2021 or July 2, 2021.
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
The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with Silicon Valley Bank may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 5.00% above the applicable interest rate. As of December 31, 2021, we were in compliance with the quarterly financial covenants contained in the SVB Credit Facility, as amended.

We also obtained an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our New Zealand subsidiary. This line of credit provides for up to $0.4 million in short-term advances at various interest rates, all of which was available as of December 31, 2021 and July 2, 2021. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which none was outstanding as of December 31, 2021 and July 2, 2021. This line of credit may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.
Note 6. Revenue Recognition
Contract Balances, Performance Obligations, and Backlog

The following table provides information about receivables and liabilities from contracts with customers (in thousands):

	December 31, 2021	July 2, 2021
Contract Assets
Accounts receivable, net	$69,074	$48,135
Unbilled receivables	$42,919	$37,521
Capitalized commissions	$1,423	$1,720
Contract Liabilities
Advance payments and unearned revenue	$35,753	$32,304
Unearned revenue, long-term	$7,959	$8,592
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
As of December 31, 2021, we had $43.7 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 34% is expected to be recognized as revenue in the remainder of fiscal 2022 and the balance thereafter. During the three and six months ended December 31, 2021 we recognized $6.6 million and $13.5 million, respectively, of revenue which was included in advance payments and unearned revenue at July 2, 2021.
Remaining Performance Obligations
The aggregate amount of transaction price allocated to our unsatisfied (or partially unsatisfied) performance obligations was approximately $75 million at December 31, 2021. Of this amount, we expect to recognize approximately 70% as revenue during the next 12 months, with the remaining amount to be recognized as revenue within two to five years.
Note 7. Segment and Geographic Information
We operate in one reportable business segment: the design, manufacturing, and sale of a range of wireless networking products, solutions, and services. Our financial performance is regularly reviewed by our chief operating decision maker who is our Chief Executive Officer (“CEO”).

We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for the three and six months ended December 31, 2021 and January 1, 2021 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
North America	$51,046	$49,158	$101,983	$94,657
Africa and the Middle East	13,535	10,663	24,237	21,234
Europe and Russia	2,908	1,511	5,611	3,773
Latin America and Asia Pacific	10,375	9,199	19,191	17,157
Total revenue	$77,864	$70,531	$151,022	$136,821
The loss of a significant portion of business from any significant customers could adversely affect our unaudited condensed consolidated financial statements.
Customers accounting for 10% or more of our total revenue were as follows:

	Three Months Ended		Six Months Ended
	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Motorola Solutions, Inc.	11.0%	*	13.0%	*
A U.S. State Government Customer	*	12.5%	*	*
*Less than 10.0%
Customer accounting for 10% or more of our accounts receivable were as follows:

	December 31, 2021	July 2, 2021
Mobile Telephone Networks Group (MTN Group)	16.0%	14.0%
*Less than 10.0%
Note 8. Equity
Stock Repurchase Program
During the second quarter of fiscal 2022 we completed the $7.5 million stock repurchase program approved by our board of directors in May 2018 by purchasing 60,895 shares of our common stock in the open market for an aggregate purchase price, including commissions, of $1.9 million. During the first quarter of fiscal 2022, we repurchased 22,543 shares of our common stock in the open market for an aggregate purchase price, including commissions, of $0.7 million. These shares were recorded as treasury stock and we do not anticipate retiring them.
The repurchase program was suspended temporarily from February 2020 to February 2021. During the third quarter of fiscal 2021, our Board of Directors voted to re-instate our stock repurchase program.
In November 2021 our board of directors approved a stock repurchase program to purchase up to $10.0 million of our common stock. As of December 31, 2021, $10.0 million remains available and we may choose to suspend or discontinue the repurchase program at any time.

Stock Incentive Programs
As of December 31, 2021, we had one stock incentive plan for our employees and non-employee directors, the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units.
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
During the six months ended December 31, 2021, we granted 69,196 restricted stock units, 46,533 market-based stock units and 114,012 stock options to purchase shares of our common stock.
Total compensation expense for share-based awards included in our unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
By Expense Category:
Cost of revenues	$102	$93	$170	$165
Research and development	22	57	98	97
Selling and administrative	637	668	1,356	1,127
Total share-based compensation expense	$761	$818	$1,624	$1,389
By Types of Award:
Options	$120	$223	$295	$390
Restricted and performance stock awards and units	641	595	1,329	999
Total share-based compensation expense	$761	$818	$1,624	$1,389
As of December 31, 2021, there was approximately $1.3 million of total unrecognized compensation expense related to non-vested stock options granted which is expected to be recognized over a weighted-average period of 1.6 years. As of December 31, 2021, there was $5.6 million of total unrecognized compensation expense related to non-vested stock awards which is expected to be recognized over a weighted-average period of 1.6 years.
Note 9. Restructuring Activities
The following table summarizes our restructuring-related activities:

	Severance and Benefits			Facilities and Other	Total
(In thousands)	Fiscal 2021 Plan	Q4 2020 Plan	Prior Years' Plan	Fiscal 2015-2016 Plan
Accrual balance, July 2, 2021	2,209	$216	$64	$248	$2,737
Charges, net	628	31	—	—	659
Cash payments	(326)	(49)	—	—	(375)
Foreign exchange impact	(7)	—	—	(6)	(13)
Accrual balance, October 1, 2021	2,504	198	64	242	3,008
Charges (recovery), net	(526)	(198)	—	(236)	(960)
Cash payments	(253)	—	—	—	(253)
Foreign exchange impact	(2)	—	—	(6)	(8)
Accrual balance, December 31, 2021	$1,723	$—	$64	$—	$1,787
As of December 31, 2021, the accrual balance of $1.8 million was in short-term restructuring liabilities on our unaudited condensed consolidated balance sheets. Included in the above plans for which we were carrying a provision were positions identified for termination that have not been executed from a restructuring perspective. Due to transition of leadership in the finance function it was concluded that we would not make several of the planned headcount reductions, and the likelihood of future restructuring for these positions is presently deemed remote. Therefore, we decided it was prudent to reverse the associated provision.
Fiscal 2021 Plan
During the third quarter of fiscal 2021, our Board of Directors approved a restructuring plan (the “Fiscal 2021 Plan”) in order to continue to reduce operating costs and improve profitability as part of our transformational initiative to optimize our business model and increase efficiencies. The Fiscal 2021 Plan was anticipated to entail a reduction in force of approximately 30 employees to be implemented through the second quarter of fiscal year 2022, with a certain number of positions being consolidated and/or relocated.
Q4 2020 Plan
During the fourth quarter of fiscal 2020, our Board of Directors approved a restructuring plan (the “Q4 2020 Plan”) in order to continue to reduce our operating costs and improve profitability to optimize our business model and increase efficiencies. The Q4 2020 Plan was implemented starting with our fourth fiscal quarter of 2020 through the second fiscal quarter of 2021. This plan has been fully paid.
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
The determination of our income taxes for the six months ended December 31, 2021 and January 1, 2021 was based on our estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. Our tax expense for the six months ended December 31, 2021 was primarily due to tax expense related to U.S. and profitable subsidiaries. The tax expense for the six months ended January 1, 2021 was primarily due to tax expense related to profitable subsidiaries and $0.4 million of tax expense related to an audit settlement with the Financial Administration of the Republic of Slovenia.
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
We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign, and state income taxes. Such interest expense was not material for the six months ended December 31, 2021 and January 1, 2021.

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

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Numerator:
Net income	$5,916	$6,641	$10,598	$12,577

Denominator:
Weighted-average shares outstanding, basic	11,309	11,008	11,172	10,914
Effect of potentially dilutive equivalent shares	651	412	723	364
Weighted-average shares outstanding, diluted	11,960	11,420	11,895	11,278

Net income per share of common stock outstanding:
Basic	$0.52	$0.60	$0.95	$1.15
Diluted	$0.49	$0.58	$0.89	$1.12
The following table summarizes the weighted-average equity awards that were excluded from the diluted net income per share calculations since they were anti-dilutive:

	Three Months Ended		Six Months Ended
(In thousands)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Stock options	123	107	48	94
Restricted stock units and performance stock units	54	—	41	—
Total shares of common stock excluded	177	107	89	94

Note 12. Commitments and Contingencies
Purchase Orders and Other Commitments
From time to time in the normal course of business, we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf, in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of December 31, 2021, we had outstanding purchase obligations with our suppliers or contract manufacturers of $36.8 million. In addition, we had contractual obligations of approximately $3.7 million associated with software licenses as of December 31, 2021.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies, or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations, and similar transactions, or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of December 31, 2021, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements, and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of December 31, 2021, we had commercial commitments of $64.2 million outstanding that were not recorded on our unaudited condensed consolidated balance sheets. We do not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on these performance guarantees in the future.
Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our products infringe the intellectual property rights of a third party. As of December 31, 2021, we have not received any notice that any customer is subject to an infringement claim arising from the use of our products; we have not received any request to defend any customers from infringement claims arising from the use of our products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of December 31, 2021, we had not recorded any liabilities related to these indemnifications.
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
•the effects of inflation and the timing and extent of changes in the prices and overall demand for and availability of our inputs;
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
Overview
We anticipate growth in revenue in fiscal 2022. We continue to have a backlog entering the remaining quarters of fiscal 2022 and we anticipate continuing our strong momentum across all verticals. We have made inroads into the U.S. rural broadband and wireless internet service provider areas and there is now further evidence of investment to support 5G deployments with our U.S. service provider customers. We have also seen continued growth in our international regions.
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

Operations Review
The market for mobile backhaul continued to be our primary addressable market segment globally in the first six months of fiscal 2022. In North America, we supported 5G and long-term evolution (“LTE”) deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of some large LTE deployments, and 5G deployments. Our position continues to be to support our customers for 5G and LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. We continue to find that our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. However, as disclosed above and in the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K filed with the SEC on August 25, 2021, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we serve.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe and Russia, and (3) Latin America and Asia Pacific. Revenue by region for the three and six months ended December 31, 2021 and January 1, 2021 and the related changes were as follows:

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 31, 2021	January 1, 2021	$ Change	% Change	December 31, 2021	January 1, 2021	$ Change	% Change
North America	$51,046	$49,158	$1,888	3.8%	$101,983	$94,657	$7,326	7.7%
Africa and the Middle East	13,535	10,663	2,872	26.9%	24,237	21,234	3,003	14.1%
Europe and Russia	2,908	1,511	1,397	92.5%	5,611	3,773	1,838	48.7%
Latin America and Asia Pacific	10,375	9,199	1,176	12.8%	19,191	17,157	2,034	11.9%
Total revenue	$77,864	$70,531	$7,333	10.4%	$151,022	$136,821	$14,201	10.4%
Our revenue in North America increased by $1.9 million, or 3.8%, during the second quarter of fiscal 2022 compared with the same period of fiscal 2021. Revenue in North America increased by $7.3 million, or 7.7%, during the first six months of fiscal 2022 compared with the same period of fiscal 2021. The increase in North America revenue during the three and six months of fiscal 2022 was primarily due to an increase in the number of private network projects.
Our revenue in Africa and the Middle East increased by $2.9 million or 26.9% during the second quarter of fiscal 2022 compared with the same period of fiscal 2021. Revenue in Africa and the Middle East increased by $3.0 million, or 14.1%, during the first six months of fiscal 2022 compared with the same period of fiscal 2021. This increase in revenue during the three and six months of fiscal 2022 was primarily due to increased sales to mobile operators in the region.
Revenue in Europe and Russia increased by $1.4 million, or 92.5%, for the second quarter of fiscal 2022 compared with the same period of fiscal 2021. Revenue in Europe and Russia increased by $1.8 million, or 48.7%, during the first six months of fiscal 2022 compared with the same period of fiscal 2021. This increase during the three and six months of fiscal 2021 was primarily due to increased sales to mobile operators in the region.

Revenue in Latin America and Asia Pacific increased by $1.2 million, or 12.8%, during the second quarter of fiscal 2022 compared with the same period of fiscal 2021. Revenue in Latin America and Asia Pacific increased by $2.0 million, or 11.9%, during the first six months of fiscal 2022 compared with the same period of fiscal 2021. The increase during the three and six months of fiscal 2022 was from increased sales to mobile operator customers.

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 31, 2021	January 1, 2021	$ Change	% Change	December 31, 2021	January 1, 2021	$ Change	% Change
Product sales	$53,467	$46,691	$6,776	14.5%	$104,314	$91,155	$13,159	14.4%
Services	24,397	23,840	557	2.3%	46,708	45,666	1,042	2.3%
Total revenue	$77,864	$70,531	$7,333	10.4%	$151,022	$136,821	$14,201	10.4%
Our revenue from product sales increased by $6.8 million, or 14.5%, for the second quarter of fiscal 2022 compared with the same quarter of fiscal 2021. Our services revenue increased by $0.6 million, or 2.3%, during the second quarter of fiscal 2022 compared with the same quarter of fiscal 2021.
Our revenue from product sales increased by $13.2 million, or 14.4%, for the first six months of fiscal 2022 compared with the same period of fiscal 2021. Our services revenue increased by $1.0 million, or 2.3%, during the first six months of fiscal 2022 compared with the same period of fiscal 2021.
Gross Margin

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 31, 2021	January 1, 2021	$ Change	% Change	December 31, 2021	January 1, 2021	$ Change	% Change
Revenue	$77,864	$70,531	$7,333	10.4%	$151,022	$136,821	$14,201	10.4%
Cost of revenue	49,708	43,622	6,086	14.0%	96,785	85,663	11,122	13.0%
Gross margin	$28,156	$26,909	$1,247	4.6%	$54,237	$51,158	$3,079	6.0%
% of revenue	36.2%	38.2%			35.9%	37.4%
Product margin %	36.4%	41.2%			36.8%	39.3%
Service margin %	35.7%	32.2%			34.0%	33.7%
Gross margin for the second quarter of fiscal 2022 increased by $1.2 million, or 4.6% compared with the same quarter of fiscal 2021. Gross margin for the first six months of fiscal 2022 increased by $3.1 million, or 6.0%. For the three and six months of fiscal 2022, gross margin improved over the same period in fiscal 2021 primarily due to higher volume of Private Network business and increased sales through the Aviat Store which serves primarily the Rural Broadband space. Gross margins continue to be pressured by expedite fees and inflation as we work to overcome supply chain issues. However, our pricing actions to offset higher costs are gaining momentum.
Product margin as a percentage of product revenue decreased in the second quarter and in the first six months of fiscal 2022 compared with the same period of fiscal 2021 primarily due to increased supply chain costs. Service margin as a percentage of service revenue increased in the second quarter and in the first six months of fiscal 2022 compared to the same periods in fiscal 2021 primarily due to stronger profitability in the North America region.
Research and Development Expenses

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 31, 2021	January 1, 2021	$ Change	% Change	December 31, 2021	January 1, 2021	$ Change	% Change
Research and development	$6,169	$5,419	$750	13.8%	$12,079	$10,266	$1,813	17.7%
% of revenue	7.9%	7.7%			8.0%	7.5%
Our research and development expenses increased by $0.8 million and $1.8 million, or 13.8% and 17.7%, in the three and six months, respectively of fiscal 2022 compared with the same periods of fiscal 2021 primarily due to the increased spending resulting from R&D efforts to design around problematic suppliers.

Selling and Administrative Expenses

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 31, 2021	January 1, 2021	$ Change	% Change	December 31, 2021	January 1, 2021	$ Change	% Change
Selling and administrative	$13,739	$13,612	$127	0.9%	$26,437	$26,449	$(12)	—%
% of revenue	17.6%	19.3%			17.5%	19.3%
Our selling and administrative expenses increased by $0.1 million, or 0.9%, in the second quarter of fiscal 2022 compared with the same period in fiscal 2021. Our selling and administrative expenses decreased by $12 thousand, or —%, for the six months of fiscal 2022 compared with the same period in fiscal 2021. The increase for the three period compared to comparable period of fiscal 2021 was primarily due to higher travel expenses and variable compensation. The movement in the six month comparable periods was not significant.
Restructuring Charges

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 31, 2021	January 1, 2021	$ Change	% Change	December 31, 2021	January 1, 2021	$ Change	% Change
Restructuring (recovery) charges	$(960)	$—	$(960)	N/A	$(301)	$—	$(301)	N/A
In the second quarter of fiscal 2022, we recorded restructuring recoveries of $(1.0) million primarily related to the restructuring plan (the “Fiscal 2021 Plan”).
Included in our restructuring plans for which we were carrying a provision were positions identified for termination that have not been executed from a restructuring perspective. Due to transition of leadership in the finance function it was concluded that we would not make several of the planned headcount reductions, and the likelihood of future restructuring for these positions is presently deemed remote. Therefore, we decided it was prudent to reverse the associated provision.
Other Expense/Income, net

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 31, 2021	January 1, 2021	$ Change	% Change	December 31, 2021	January 1, 2021	$ Change	% Change
Other expense (income), net	$240	$(38)	$278	(731.6)%	$212	$(73)	$285	(390.4)%
Our other expenses (income), net increased by $0.3 million, in the three and six months of fiscal 2022 compared with the same periods of fiscal 2021 primarily due to the movement in foreign exchange.
Income Taxes

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 31, 2021	January 1, 2021	$ Change	% Change	December 31, 2021	January 1, 2021	$ Change	% Change
Income before income taxes	$8,968	$7,916	$1,052	13.3%	$15,810	$14,516	$1,294	8.9%
Provision for income taxes	$3,052	$1,275	$1,777	139.4%	$5,212	$1,939	$3,273	168.8%
We estimate our annual effective tax rate at the end of each quarterly period, and we record the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances.
The tax expense for the first six months of fiscal 2022 was primarily due to the tax expense related to U.S. and profitable subsidiaries. The tax expense for the first six months of fiscal 2021 was primarily due to tax expense related to profitable subsidiaries and $0.4 million of tax expense related to an audit settlement with the Financial Administration of the Republic of Slovenia.

Liquidity, Capital Resources, and Financial Strategies
Sources of Cash
As of December 31, 2021, our total cash and cash equivalents were $42.3 million. Approximately $16.8 million, or 39.6%, was held in the United States. The remaining balance of $25.6 million, or 60.4%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries on December 31, 2021, $23.4 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to foreign withholding taxes.
Operating Activities
Cash provided by or used in operating activities is presented as net income adjusted for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities was $2.2 million for the first six months of fiscal 2022, compared to $10.2 million cash provided from operations for the first six months of fiscal 2021; this difference was primarily related to a net change in Accounts receivable and partially offset by the net change in Accounts payable. Net cash provided by noncash items was $8.7 million for the first six months of 2022. The net changes in operating assets and liabilities resulted in a net use of cash of $21.1 million for the first six months of fiscal 2022, compared to net use of cash of $8.0 million for the same period in fiscal 2021.
Changes in operating assets and liabilities resulted in a net use of cash for the first six months of fiscal 2022 primarily related to Accounts receivable that fluctuate from period to period, depending on the amount, timing of sales and billing activities and cash collections; and an increase in certain levels of inventories primarily to mitigate supply chain constraints. The use of cash from assets and liabilities was partially offset by the timing of payments from Accounts payable and by customer Advance payments and unearned revenue.
Investing Activities
Net cash used in investing activities was $0.8 million and $1.4 million for the first six months of fiscal 2022 and 2021, respectively, which consisted of capital expenditures. During the remainder of fiscal year 2022, we expect to spend approximately $4 million for capital expenditures, primarily on equipment for development and manufacturing of new products and IT infrastructure.
Financing Activities
Financing cash flows consist primarily from repayments of short-term debt, repurchase of stock and proceeds from the sale of shares of common stock through employee equity plans. Net cash used in financing activities was $2.4 million for the first six months of fiscal 2022, primarily due to repurchase of $2.6 million of stock which was partially offset by cash proceeds from the issuance of common stock under employee stock plans of $0.6 million net of payments for taxes related to settlement of equity awards of $0.4 million. Net cash used in financing activities was $7.7 million for the first six months of fiscal 2021, primarily due to $9.0 million repayment of short-term debt partially offset by cash proceeds from the issuance of common stock under employee stock plans of $1.5 net of the payments for taxes related to settlement of equity awards of $0.2 million.
As of December 31, 2021, our principal sources of liquidity consisted of $42.3 million in cash and cash equivalents; $22.5 million of available credit under our $25.0 million SVB Credit Facility, which matures on June 28, 2024, and future collections of receivables from customers. We regularly require letters of credit from certain customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically, our primary sources of liquidity have been cash flows from operations and credit facilities. Additionally, we have an effective shelf registration statement on Form S-3 allowing us to offer and sell, either individually or in combination, in one or more offerings, up to a total dollar amount of $200 million of any combination of the securities described in the shelf registration statement or a related prospectus supplement.
We believe that our existing cash and cash equivalents, the available line of credit under the SVB Credit Facility and future cash collections from customers will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for at least the next 12 months. On May 17, 2021, we entered into Amendment No. 4 to Third Amended and Restated Loan and Security Agreement to extend the maturity date to June 28, 2024. The SVB Credit Facility provides for a $25.0 million accounts receivable formula-based revolving credit facility that can be borrowed by the U.S. company, with a $25.0 million sub-limit that can be borrowed by our U.S. and Singapore entities. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of all borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the accounts receivable formula-based revolving credit facility can also be utilized to issue letters of credit with a $12.0 million sub-limit. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of December 31, 2021, available credit under the SVB Credit Facility was $22.5 million reflecting the calculated borrowing base of $25.0 million less outstanding letters of credit of $2.5 million. We did not borrow against the SVB Credit Facility during the six months ended December 31, 2021 and there was no borrowing outstanding as of December 31, 2021 or July 2, 2021
As of December 31, 2021, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility and there was no amount outstanding under the SVB Credit Facility.
In addition, we have an uncommitted short-term line of credit of $0.4 million from a bank in New Zealand to support the operations of our subsidiary located there. This line of credit provides for $0.4 million in short-term advances at various interest rates, all of which was available as of December 31, 2021 and July 2, 2021. The line of credit also provides for the issuance of standby letters of credit and company credit cards, of which none was outstanding as of December 31, 2021 and July 2, 2021. This facility may be terminated upon notice, is reviewed annually for renewal or modification, and is supported by a corporate guarantee.
Restructuring Payments
We had liabilities for restructuring activities totaling $1.8 million as of December 31, 2021, which were classified as current liabilities and expected to be paid out in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.
Contractual Obligations
The amounts disclosed in our fiscal 2021 Annual Report on Form 10-K filed with the SEC on August 25, 2021 include our commercial commitments and contractual obligations. During the first six months of fiscal 2022, no material changes occurred in our contractual obligations to purchase goods and services or to make payments under operating leases or our contingent liabilities on outstanding letters of credit, guarantees, and other arrangements as disclosed in our fiscal 2021 Annual Report on Form 10-K.
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
Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of December 31, 2021, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our current or future financial condition. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.
As of December 31, 2021, we had commercial commitments of $64.2 million.
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
As of December 31, 2021, we had no foreign currency forward contracts.
Net foreign exchange income (loss) recorded in our unaudited condensed consolidated statements of operations during the three and six months ended December 31, 2021 and January 1, 2021 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 31, 2021	January 1, 2021	December 31, 2021	January 1, 2021
Amount included in costs of revenues	$(31)	$331	$—	$855
Amount included in other expense/(income), net	$273	$—	$273	$—
Certain of our international business is transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars for the first six months of fiscal 2022 and 2021 was $(0.3) million and $0.6 million, respectively, and was included as a component of stockholders’ equity. As of December 31, 2021 and July 2, 2021, the cumulative translation adjustment decreased our equity by $14.6 million and $14.3 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our credit facility.
Exposure on Cash Equivalents
We had $42.3 million in total cash and cash equivalents as of December 31, 2021. Cash equivalents totaled $19.3 million as of December 31, 2021 and were comprised of money market funds and bank certificates of deposit. Cash equivalents investments have been recorded at fair value on our balance sheet. Fair value is measured using inputs that fall into a three-level hierarchy that prioritizes the inputs used to measure fair value based on observability of such inputs. For more information on the fair value measurements of cash equivalents, please refer to “Note 3 Fair Value Measurements of

Assets and Liabilities” of the Notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. The weighted-average days to maturity for cash equivalents held as of December 31, 2021 was 20 days, and these investments had an average yield of approximately 4.3% per annum. A 10% change in interest rates on our cash equivalents is not expected to have a material impact on our financial position, results of operations, or cash flows.
Exposure on Borrowings
Our borrowings under the SVB Credit Facility incurred interest at the prime rate plus a spread of 0.50% to 1.50% with such spread determined based on our adjusted quick ratio. During the first six months of fiscal 2022, our weighted-average interest rate was 3.75%, and the interest expense on these borrowings was immaterial.
A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations, or cash flows since interest on our borrowings is not material to our overall financial position.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with the participation of our President and CEO, and Chief Financial Officer (“CFO”), as of December 31, 2021, our CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, in a manner that allows for timely decisions regarding required disclosures and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls over Financial Reporting
There were no changes to our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Management is actively monitoring the impact of the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry, and workforce. Additionally we have undertaken measures to protect our employees, suppliers, and customers, including encouraging, and in many cases requiring employees to work remotely as appropriate. We have also modified some of our controls procedures but those changes have not been material.
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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of legal proceedings as of December 31, 2021, please refer to “Legal Proceedings” and “Contingent Liabilities” under “Note 12 Commitments and Contingencies” of the Notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which are incorporated into this item by reference.

Item 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows, and financial condition set forth under Item 1A, Risk Factors, in our fiscal 2021 Annual Report on Form 10-K filed with the SEC on August 25, 2021.
There have been no material changes from the risk factors described in our Annual Report, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of fiscal 2022 we completed the $7.5 million stock repurchase program approved by our board of directors in May 2018 by purchasing 60,895 shares of our common stock in the open market for an aggregate purchase price, including commissions, of $1.9 million. These shares were recorded as treasury stock and we do not anticipate retiring them.
In November 2021 our board of directors approved a stock repurchase program to purchase up to $10.0 million of our common stock. As of December 31, 2021, $10.0 million remains available under the stock repurchase program, and we may choose to suspend or discontinue the repurchase program at any time.
Following is a summary of stock repurchases for the three months ended December 31, 2021:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Program (1)(2)
				(in thousands)
October 2, 2021 through October 29, 2021	5,900	$34.03	5,900	$1,714
October 30, 2021 through November 26, 2021	54,995	$31.07	54,995	$6
November 27, 2021 through December 31, 2021	—	$—	—	$10,000
Total	60,895

(1) In May 2018, our board of directors approved a stock repurchase program, which does not have an expiration date, for the repurchase of up to $7.5 million of our common stock. The May 2018 program has been completed and no amount remains available under the program.
(2) In November 2021, our board of directors approved a stock repurchase program, which does not have an expiration date, for the repurchase of up to $10.0 million of our common stock.

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
Date: February 2, 2022

By:	/s/ David M. Gray
David M. Gray Senior Vice President and Chief Financial Officer (duly authorized officer)