Form 10-K
period 2022-07-01
AVIAT NETWORKS, INC.
filed 2022-09-14
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2022 or
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of December 31, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $349.7 million. For purposes of this calculation, the registrant has assumed that its directors, executive officers and holders of 10% or more of the outstanding common stock are affiliates.
As of September 2, 2022, there were 11,186,477 shares of the registrant’s common stock outstanding.
_________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its fiscal 2022 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended July 1, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AVIAT NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended July 1, 2022

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
•our ability to realize the anticipated benefits of any proposed or recent acquisitions, including our proposed transaction with Ceragon, within the anticipated timeframe or at all, including the risk that proposed or recent acquisitions will not be integrated successfully;
•the results of the extraordinary general meeting of Ceragon’s shareholders;
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
Our principal executive offices are located at 200 Parker Dr., Suite C100A, Austin, Texas 78728, and our telephone number is (408) 941-7100. Our common stock is listed on the NASDAQ Global Select Market under the symbol AVNW. As of July 1, 2022, we had 712 employees compared with 687 employees as of July 2, 2021.
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
Our products utilize microwave and millimeter wave technologies to create point to point wireless links for short, medium and long-distance interconnections. In addition to our wireless products, we also provide routers and a range of software tools and applications to enable deployment, monitoring, network management and optimization of our systems as well as to automate network design and procurement. We also source, qualify, supply and support third party equipment such as antennas, optical transmission equipment and other equipment necessary to build and deploy a complete telecommunications transmission network. We provide a full suite of professional services for planning, deployment, operations, optimization and maintenance of our customers’ networks.
Our wireless systems deliver urban, suburban, regional and country-wide communications links as the primary alternative to fiber optic, low earth orbit satellite and copper connections. Fiber optic connections are the primary alternative. In dense urban and suburban areas, short range wireless solutions are faster to deploy and lower cost per mile than new fiber deployments. In developing nations, fiber infrastructure is scarce and wireless systems are used for both long and short distance connections. Wireless systems also have advantages over optical fiber in areas with rugged terrain, and to provide connections over bodies of water such as between islands or to offshore oil and gas production platforms. Through the air wireless transmission is also inherently lower in latency than transmission through optical cables and can be leveraged in time sensitive networking applications.
Revenue from our North America and international regions represented approximately 66% and 34% of our revenue in fiscal 2022, respectively, 67% and 33% of our revenue in fiscal 2021, respectively, and 64% and 36% of our revenue in fiscal 2020, respectively. Information about our revenue attributable to our geographic regions is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Note 10. Segment and Geographic Information” of the accompanying consolidated financial statements in this Annual Report on Form 10-K.

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
•5G Deployments. Mobile Radio Access Network (“RAN”) technologies are evolving. With the evolution from 4G (HSPA+ and LTE) to 5G, technology is advancing and providing subscribers with higher speed access to the Internet, social media, and video streaming services. The rapid increases in data to be transported through the RAN and across the backhaul infrastructure drives requirements for higher data transport links necessitating upgrades to or replacement of the existing backhaul infrastructure.
•Subscriber Growth. Traffic on the backhaul infrastructure increases as the number of unique subscribers grows.
•Connected Devices. The number of devices such as smart phones and tablets connected to the mobile network is far greater than the number of unique subscribers and is continuing to grow as consumers adopt multiple mobile device types. There is also rapid growth in the number and type of wireless enabled sensors and machines being connected to the mobile network creating new revenue streams for network operators in healthcare, agriculture, transportation and education. As a result, the data traffic crossing the backhaul infrastructure continues to grow.
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

•The investments in network modernization in the public safety market can significantly enhance the capabilities of security agencies. Improving border patrol effectiveness, enabling inter-operable emergency communications services for local or state police, providing access to timely information from centralized databases, or utilizing video and imaging devices at the scene of an incident requires a high bandwidth and reliable network. The mission critical nature of public safety and national security networks can require that these networks are built, operated and maintained independently of other network infrastructure. Microwave is well suited to this environment because it is a cost-effective alternative to fiber.
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
Strategy
We are engaging with customers on the evolution of use cases and applications as 5G mobile and broadband networks edge closer to implementation and begin to factor more strongly in the vendor selection process. We are confident in our ability to address current and future 5G market needs.
We are focused on building a sustainable and profitable business with growth potential. We have invested in our people and processes to create a platform for operational excellence across sales, services, product development and supply chain areas while continuing to make investments in strengthening our product and services portfolio and expanding our reach into targeted market areas.
Our strategy has three main elements aligned to deliver a compelling Total Cost of Ownership (“TCO”) value proposition. The first is our portfolio of wireless transport products allowing our customers increased capacity and flexibility with a much better total cost solution. We are expanding the data-carrying capacity of our wireless products to address the increasing data demand in networks of all types. Further, energy consumption is emerging as a key component of TCO. Our research and development contemplates innovations in capacity, energy efficiency and overall TCO.
Second, to address the operational complexity of planning, deploying, owning and operating microwave networks, we are investing in a combination of software applications, tools and services where simplification, process automation and our unique expertise in wireless technology can make a significant difference for our customers and partners.
Finally, Aviat is investing in e-commerce through our online platform, the “Aviat Store” and supporting supply chain capabilities. Aviat can better service customers buying through the Aviat Store with lower costs, faster lead times and a simpler purchasing experience. The Aviat Store, together with our supply chain, enables customers (including Tier 2 and mobile 5G operators) to purchase products as needed, thus avoiding lengthy and variable lead times that come with other vendor solutions and allowing those customers to lower warehousing costs, reduce obsolete equipment, and lower the cost of capital by paying only when equipment is needed.
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
Products and Solutions
Our product and solutions portfolio is key to building and maintaining our base of customers. We offer a comprehensive product and solutions portfolio that meets the needs of service providers and network operators and that addresses a broad range of applications, frequencies, capacities and network topologies.
•Broad product and solution portfolio. We offer a comprehensive suite of wireless transmission systems for microwave and millimeter wave networking applications. These solutions utilize a wide range of transmission frequencies, ranging from 5 GHz to 90 GHz, and can deliver a wide range of transmission capacities, ranging up to 20 Gigabits per second (Gbps). The major product families included in these solutions are CTR 8000, WTM 4000 and AviatCloud. Our CTR 8000 platform is a range of routers purpose-built for transport applications, especially those that require high level of reliability and security. The newest addition to our product portfolio is the WTM 4000, the highest capacity microwave radio ever produced to date, and purpose built for software-defined networks (“SDN.”) SDN technology is an approach to networking management that enables dynamic, programmatically efficient networking configuration to improve networking performance and monitoring, making it more like cloud computing than traditional networking management. We introduced multiple important variants to the WTM 4000 platform; WTM4100 & 4200 providing single and dual frequency microwave links with advanced XPIC and MIMO capabilities; WTM4500 for multi-channel aggregation of microwave channels in long distance applications; WTM4800 is the latest addition to address 5G network requirements and is capable of operating in the 80GHz E Band at up to 20Gbps capacity, with a unique Multi-Band capability which simultaneously uses microwave and E Band frequencies for maximum robustness. WTM 4800 is the only single box multi-band solution for lowest total cost of ownership deployments. To address the issues of operational complexity in our customers’ networks, AviatCloud is a platform with secure hosted software and services to automate networks and their operations.
•Low total cost of ownership. Our wireless-based solutions focus on achieving a low total cost of ownership, including savings on the combined costs of initial acquisition, installation and ongoing operation and maintenance. Our latest generation system designs reduce rack space requirements, require less power, are software-configurable to reduce spare parts requirements, and are simple to install, operate, upgrade and maintain. Our advanced wireless features also enable operators to save on related costs, including spectrum fees and tower rental fees.
•Futureproof network. Our solutions are designed to protect the network operator’s investment by incorporating software-configurable capacity upgrades and plug-in modules that provide a smooth migration path to Carrier Ethernet and IP/MPLS (multiprotocol label switching) and segment routing based networking, without the need for costly equipment substitutions and additions. Our products include key technologies we believe will be needed by operators for their network evolution to support new broadband services.
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

Business Operations
Sales and Service
Our primary route to market is through our own direct sales, service and support organization. This provides us with the best opportunity to leverage our role as a technology specialist and differentiate ourselves from competitors. Our focus on key customers and geographies allows us to consistently achieve a high level of customer retention and repeat business. Our highest concentrations of sales and service resources are in the United States, Western and Southern Africa, the Philippines, and the European Union. We maintain a presence in a number of other countries, some of which are based in customer locations and include, but not limited to, Canada, Mexico, Kenya, India, Saudi Arabia, Australia, New Zealand, and Singapore.
In addition to our direct channel to market, we have relationships with original equipment manufacturers (“OEMs”) and system integrators especially focused towards large and complex projects in national security and government-related applications. Our role in these relationships ranges from equipment supply only to being a sub-contractor for a portion of the project scope where we will supply equipment and a variety of design, deployment and maintenance services.
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
We have a direct online sales option through our online “Aviat Store.” The Aviat Store targets customers with a traditional high cost to serve via traditional channels. We provide online design tools for radio link planning and on-line ordering tools, which we fulfill directly from our Aviat Store with multiple options of product available for next day shipment. Shipments from Aviat Store commenced late in 2018.
We have repair and service centers in the Philippines and the United States. We have customer service and support personnel who provide customers with training, installation, technical support, maintenance and other services on systems under contract. We install and maintain customer equipment directly, in some cases, and contract with third-party service providers in other cases.
The specific terms and conditions of our product warranties vary depending upon the product sold and country in which we do business. On direct sales, warranty periods generally start on the delivery date and continue for one to three years.
Manufacturing
Our global manufacturing strategy follows an outsourced manufacturing model using contract manufacturing partners in North America and Asia. Our strategy is based on balancing cost and supplier performance as well as taking into account qualification for localization requirements of certain market segments, such as the Buy American Act.
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
Backlog
Our backlog was approximately $245 million at July 1, 2022 and $225 million at July 2, 2021 consisting primarily of contracts or purchase orders for both product and service deliveries and extended service warranties. Services include management’s initial estimate of the value of a customer’s commitment under a services contract. The calculation used by management involves estimates and judgments to gauge the extent of a customer’s commitment, including the type and duration of the agreement, and the presence of termination charges or wind down costs. Contract extensions and increases in scope are treated as backlog only to the extent of the new incremental value. We regularly review our backlog to ensure that our customers continue to honor their purchase commitments and have the financial means to purchase and deploy our products and services in accordance with the terms of their purchase contracts. Backlog estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidation, adjustments for revenue not materialized and adjustments for currency.
We expect to substantially deliver against the backlog as of July 1, 2022 during fiscal 2023, but we cannot be assured that this will occur. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty as well as long-term projects that could take more than a year to complete. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix and the possibility of changes in delivery schedules and additions or cancellations of orders.
Customers
Although we have a large customer base, during any given fiscal year or quarter, a small number of customers may account for a significant portion of our revenue.
During fiscal 2022, Motorola accounted for 13% of our total revenue. Motorola integrates a wide variety of network and the revenue consists of more than 70 active projects. During fiscal 2021 and 2020 there were no customers that accounted for more than 10% of our total revenue.
Competition
The microwave and millimeter wave wireless networking business is a specialized segment of the telecommunications industry that is sensitive to technological advancements and is competitive. Our principal competitors include business units of large mobile and IP network infrastructure manufacturers such as Ericsson, Huawei, NEC Corporation and Nokia Corporation, as well as a number of smaller microwave specialist companies such as Ceragon Networks Ltd. and SIAE Microelectronica S.p.A. We also compete with fiber optic cable and low earth orbit satellites for networking connections.
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
Our research and development expenditures totaled $22.6 million, or 7.5% of revenue, in fiscal 2022, $21.8 million, or 7.9% of revenue, in fiscal 2021, and $19.3 million, or 8.1% of revenue, in fiscal 2020.

Research and development are primarily directed to the development of new products and to build technological capability. We are an industry innovator and intend to continue to focus significant resources on product development in an effort to maintain our competitiveness and support our entry into new markets.
Our product development teams totaled 147 employees as of July 1, 2022, and were located primarily in New Zealand and Slovenia.
Raw Materials and Supplies
Because of our range of products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources of raw materials needed for our operations and for our products, such as electronic components, printed circuit boards, metals and plastics. We are dependent upon suppliers and subcontractors for a large number of components and subsystems and upon the ability of our suppliers and subcontractors to adhere to customers’ requirements or regulatory restrictions and to meet performance and quality specifications and delivery schedules.
Our strategy for procuring raw material and supplies includes dual sourcing (where possible) on strategic assemblies and components. In general, we believe this reduces our risk with regard to the potential financial difficulties in our supply base. In some instances, we are dependent upon one or a few sources, either because of the specialized nature of a particular item or because of local content preference requirements pursuant to which we operate on a given project. Examples of sole or limited source categories include metal fabrications and castings, for which we own the tooling and therefore limit our supplier relationships, and ASIC’s and MMICs (types of integrated circuit used in manufacturing microwave radios), which we procure at volume discount from a single source. Our supply chain plan includes mitigation plans for alternative manufacturing sites which would also mitigate COVID-19 and other disruption risks.
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
Patents and Other Intellectual Property
We consider our patents, trademarks and other intellectual property rights, in the aggregate, to constitute an important asset. We own a portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property. As of July 1, 2022, we (collectively with our subsidiaries) own approximately 184 U.S. patents and 188 international patents and had 5 U.S. patent applications pending and 15 international patent applications pending. The United States Patent and Trademark Office and international equivalent bodies have not yet concluded substantive examination of our pending patent applications. Therefore, it is unclear what scope of additional patent coverage, if any, will eventually be provided as a result of those pending applications. Failure to obtain comprehensive patent coverage could impair our ability to prevent competitors from replicating some portions or all of our products. We also license intellectual property to and from third parties. The costs we pay or revenue we receive from such licenses may be dependent on certain factors, such as the market for such licenses and whether such licenses can be negotiated on commercially acceptable terms. However, we do not consider our business to be materially dependent upon any single patent, license or other intellectual property right.
From time to time, we might engage in litigation to enforce our patents or other intellectual property rights or defend against claims of alleged infringement asserted by third parties. Any of our patents, trade secrets, trademarks, copyrights and other intellectual property rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. Additionally, policing unauthorized use of our intellectual property and proprietary rights can be difficult, costly and time consuming. The enforcement of our intellectual property and proprietary rights also depends on any legal actions we may bring against any such parties being successful, but these actions are costly, time-consuming, and may not be successful, even when our rights have been infringed, misappropriated, or otherwise violated.
In addition, to protect our confidential information, including our trade secrets, we require our employees and contractors to sign confidentiality and invention assignment agreements. We also enter into non-disclosure agreements with our suppliers and appropriate customers to limit their access to and disclosure of our proprietary information.
Although our ability to compete may be affected by our ability to protect our intellectual property rights and proprietary information, we believe that, because of the rapid pace of technological change in the wireless telecommunications industry, our innovative skills, technical expertise and ability to introduce new products on a timely basis is just as important in maintaining our competitive position as protecting our intellectual property . Trade secret, trademark, copyright and patent protections are important but must be supported by other factors such as the expanding knowledge, ability and experience of our personnel, new product introductions and product enhancements. Although we have and will continue to implement protective measures and intend to vigorously defend our intellectual property rights, there can be no assurance that these measures will be successful.
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
Employees
As of July 1, 2022, we had 712 employees, compared with 687 employees at the end of fiscal 2021, and 674 employees at the end of fiscal 2020. As of July 1, 2022, of the 712 employees, 636 were full-time employees with 258 located in the U.S. None of our employees in the U.S. are represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our employee relations are good.
Executive Officers of the Registrant
The name, age, position held with us, and principal occupation and employment during at least the past 5 years for each of our executive officers as of September 14, 2022, are as follows:

Name and Age	Position Currently Held and Past Business Experience

Peter A. Smith, 56
Mr. Smith was appointed President and Chief Executive Officer in January 2020. Prior to joining Aviat Networks, Mr. Smith served as Senior Vice President, US Windows and Canada for Jeld-Wen from March 2017 to December 2019. Prior to Jeld-Wen, he served as President of Polypore International’s Transportation and Industrial segment from October 2013 to March 2017. Previously, he served as Chief Executive Officer and a director of Voltaix Inc. from September 2011 to October 2013. Earlier in his career, Mr. Smith held various executive leadership positions at Fortune 100 and Fortune 500 companies, including Cooper Industries, Dover Knowles Electronics and Honeywell Specialty Materials. Mr. Smith also served on the board of Soleras Advanced Coatings from August 2015 to October 2018 and Adaptive 3D Technologies from December 2020 through its sale in May 2021. He has both a Bachelor of Science degree in Material (Ceramics) Engineering and PhD in Material Science and Engineering from Rutgers University, and holds a Master of Business Administration degree from Arizona State University.

David M. Gray, 53
As Chief Financial Officer (CFO), Mr. Gray is responsible for worldwide finance, treasury, accounting, reporting, compliance and taxation. Prior to joining Aviat, Mr. Gray was Chief Financial Officer and Treasurer of Superior Essex, a $2.6 billion global manufacturer and distributor of communications and electrical equipment, and before that he served at Cooper Industries where he was CFO of an $800M revenue business focused on electrical, electronic and power management solutions. He also held a variety of executive finance and accounting positions at Newell Brands, Philips Electronics, and Autoliv. Mr. Gray holds a BS in Accounting from Penn State University, is a Certified Public Accountant (CPA) and Certified Management Accountant (CMA), and brings to Aviat significant CFO experience in complex multi-national businesses as well as a deep background in P&L leadership, cash flow management, and mergers and acquisitions.

Bryan C. Tucker, 54
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

Erin Boase, 43
As General Counsel, Ms. Boase is responsible for all aspects of the Legal function. Ms. Boase brings a depth of experience to the team in privacy, employment, compliance, real estate, M&A, as well as, copyright, trademark and other product, software, service and cloud-related legal matters. Ms. Boase was previously at Lifesize, Inc. where she served as Head of Legal and Corporate Secretary. Prior to that she was the Senior Corporate Counsel at Cisco (formerly Duo Security, Inc.) where she managed the adoption of GDPR privacy compliance, development of company policies, copyright and trademark, technical compliance as well as other legal matters. Earlier in her career she held legal positions of progressive responsibility with Dell’s Computer and Security business and Thomson Reuters. Erin holds a Juris Doctorate, Technology and Communications and graduated Cum Laude from Thomas Jefferson School of Law and a Bachelor of Arts from Midwestern State University.

Gary G. Croke, 50	As Vice President of Marketing, Mr. Croke is responsible for Aviat’s global marketing which includes corporate and strategic marketing functions and product line management. Mr. Croke charts Aviat’s global product and marketing strategy and ensures successful company-wide implementation. His team's primary focus is on achieving business growth through the definition and launch of new solutions that drive customer economic value. Mr. Croke has over 25 years of leadership experience in the data and mobile communications sectors and he is highly skilled at delivering creative and compelling value propositions with demand generation programs that produce business results. Gary has a bachelor’s degree in electrical engineering from Memorial University of Newfoundland and has pursued postgraduate studies/research in business administration at the University of Ottawa.
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
•We face risks related to the ongoing COVID-19 pandemic, threatened health epidemics and other outbreaks, which could significantly disrupt our manufacturing, sales and other operations.

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
•We depend on sole or limited sources and geographies for some key components and failure to receive timely delivery of any of these components could result in deferred or lost sales.
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
•There are inherent limitations on the effectiveness of our controls.
•We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.
•The effects of global financial and economic conditions in certain markets have had, and may continue to have, significant effects on our customers and suppliers, and has in the past, and may in the future have, a material adverse effect on our business, operating results, financial condition and stock price.
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
•We are subject to a variety of federal, state and local laws relating to data privacy and security, which are continuously evolving. It may become costly for us to comply with such data privacy laws, and violating any of these data privacy law could cause an adverse effect on our reputation, business, and operations.
•We are subject to complex federal, state, local and international laws and regulations related to protection of the environment that could materially and adversely affect the cost, manner or feasibility of conducting our operations, as well as those of our suppliers and contract manufacturers.
•Increased attention to environmental, social, and governance (“ESG”) matters and conservation measures may adversely impact our business.
•Increased focus on climate change issues has contributed to an evolving state of environmental regulation relating to climate change, and uncertainty related to such regulation, as well as physical risks of climate change, could impact our results of operations, financial or competitive position.

General Risk Factors
•Natural disasters or other catastrophic events such as terrorism and war could have an adverse effect on our business.
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
•Anti-takeover provisions of Delaware law, Tax Benefit Preservation Plan (“The Plan”), and provisions in our Amended and Restated Certificate of Incorporation, as amended, and Amended and Restated Bylaws could make a third-party acquisition of us difficult.

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

We face risks related to the ongoing COVID-19 pandemic, threatened health epidemics and other outbreaks, which could significantly disrupt our manufacturing, sales and other operations.

Our business could be adversely impacted by the effects of a widespread outbreak of contagious disease, such as COVID-19. The pandemic or other such health crisis could impact our supply operations; for example, if any of our suppliers cease operating, causing us to move production to an alternate supplier. In addition, constraints on supply operations as a result of a pandemic such as COVID-19 could result in component part shortages due to global capacity constraints, such as the current global capacity constraint we are facing in the supply of component parts, particularly of chipsets and other semiconductor components. Such a constraint could and has caused lead times for our products to increase. In an effort to halt the outbreak of a pandemic such as COVID-19, governments may place significant restrictions on travel, such as the restrictions placed by the Chinese government on travel within China, leading to extended business closures, including closures at our third-party manufacturers. Although most of the restrictions on operations of our third-party manufacturers and other suppliers as a result of COVID-19 have been lifted or eased, our suppliers and third-party manufacturers could continue to be disrupted by worker absenteeism, quarantines, office and factory closures, disruptions to ports and other shipping infrastructure, or other travel or health-related restrictions and such restrictions could spread to other locations where we outsource manufacture or distribution of our products if the virus and its variants continues to spread or resurge. If our supply chain operations are affected or are curtailed by the outbreak of diseases such as COVID-19, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships. We may need to seek alternate sources of supply which may be more expensive, unavailable or may result in delays in shipments to us from our supply chain and subsequently to our customers. Further, if our distributors’ or end user customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of operations.

In addition, freight and logistics constraints caused in part by restrictions imposed by governments to combat the COVID-19 pandemic and additionally due to container and carriage shortages, have resulted in increased costs and constrained available transport, for us and our channel partners, all at a time when global demand has increased. If our supply chain operations continue to be affected or are curtailed by the outbreak of diseases such as COVID-19, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships. We have sought and may continue to seek alternate sources of supply which may be more expensive, unavailable or may result in delays in shipments to us and from our supply chain and subsequently to our customers.

We are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. Our business is dependent on travel of our sales, operations, quality and technical support, and other managers and employees. Limitations placed on travel globally could limit our ability to manage post-contract support and maintenance activities. Other companies as well as many governments have imposed restrictions on business operations and other precautionary and preemptive actions to address COVID-19, and they may take further actions that cause us or our customers or suppliers to alter their normal business operations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interest of our employees, customers, partners, suppliers and shareholders. Any such alterations or modifications may adversely impact our business, our customers and prospects, or our financial results.

The extent to which the COVID-19 pandemic or any other pandemic will impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of COVID-19 or other pandemic and its variants in the future, future government actions in response to the crisis, the acceptance and effectiveness of the COVID-19 vaccines and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. We cannot at this time quantify or forecast the business impact of COVID-19, and there can be no assurance that the COVID-19 pandemic or other health crisis will not have a material and adverse effect on our business, financial results and financial condition.

We may undertake further restructuring activities, which may adversely impact our operations, and we may not realize all of the anticipated benefits of these activities or any potential future restructurings. Any restructuring activities may harm our business.

We continue to evaluate our business to determine the potential need to realign our resources as we continue to transform our business to achieve desired cost savings in an increasingly competitive market. In prior years, we have undertaken a series of steps to restructure our operations involving, among other things and depending on the year, reductions of our workforce, the relocation of our corporate headquarters and the reduction and outsourcing of manufacturing activities. We incurred restructuring charges of $0.2 million, $2.3 million and $4.0 million in fiscal 2022, 2021 and 2020, respectively.

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
As measured under U.S. generally accepted accounting principles (“U.S. GAAP”), we recorded net income of $21.2 million in fiscal 2022, compared to $110.1 million in fiscal 2021 and $0.3 million in fiscal 2020. We generated cash from operations of $2.8 million, $17.3 million and $17.5 million in fiscal 2022, 2021 and 2020, respectively. The net income of $110.1 million in fiscal 2021 included a $90.4 million release of net change in deferred tax assets.
Throughout fiscal 2022, we experienced price competition for new business in all regions while major customer consolidations from prior years also put pressure on revenue and gross margin. In addition, we saw pricing pressures in all markets, particularly in international markets. Customer consolidation may have an increasing negative impact on our revenue if Aviat is not selected as a vendor for the products and/or services we provide. To counter pricing pressures, we invested heavily in product improvements to reduce unit costs and enhance product features, decreased overall company expenses, and worked with our vendors to attain more favorable pricing. If we are unable to reduce product unit costs associated with enhanced product features, including payments to contract manufacturers and other suppliers, or achieve the projected cost reductions, we may not maintain profitability.

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
•the volume and timing of product orders and the timing of completion of our product deliveries and installations due to the length of our sales cycle;
•our ability and the ability of our key suppliers to respond to changes on demand as needed due to component shortages or other supply chain constraints;
•margin variability based on geographic and product mix;
•litigation costs and expenses;
•continued timely rollout of new product functionality and features;
•increased competition resulting in downward pressure on the price of our products and services;
•maintaining appropriate inventory levels and purchase commitments;
•failure to realize expected cost improvement throughout our supply chain, or the incurrence of cost increases;
•order cancellations or postponements in product deliveries, including due to the COVID-19 pandemic, resulting in delayed revenue recognition;
•restructuring and streamlining of our operations, and associated timing of charges or write-offs;
•natural disasters, or other catastrophic events including war and acts of terrorism;

•diseases or pandemics, such as the COVID-19 pandemic, and corresponding governmental actions;
•the ability of our customers to obtain financing to enable their purchase of our products;
•fluctuations in international currency exchange rates;
•regulatory developments including denial of export and import licenses; and,
•general economic conditions worldwide that affect demand and financing for microwave and millimeter wave telecommunications networks.

Our quarterly results are expected to be difficult to predict and delays in product delivery or closing a sale can cause revenue, margins and net income or loss to fluctuate significantly from anticipated levels. A substantial portion of our contracts are completed in the latter part of a quarter and a significant percentage of these are large orders. Because a significant portion of our cost structure is largely fixed in the short term, revenue shortfalls tend to have a disproportionately negative impact on our profitability and can increase our inventory. The number of large new transactions also increases the risk of fluctuations in our quarterly results because a delay in even a small number of these transactions could cause our quarterly revenues and profitability to fall significantly short of our predictions. In addition, we may increase spending in response to competitive actions, in pursuit of new market opportunities, or to mitigate supply chain disruptions. Accordingly, we cannot provide assurances that we will be able to achieve profitability in the future or that if profitability is attained, that we will be able to sustain profitability, particularly on a quarter-to-quarter basis.

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

We rely on a number of third-party service partners, to complement our global operations. We rely upon these partners for certain installation, maintenance, logistics and support functions. In addition, as our customers increasingly seek to rely on vendors to perform additional services relating to the design, construction and operation of their networks, the scope of work performed by our service partners is likely to increase and may include areas where we have less experience providing or managing such services. We must successfully identify, assess, train and certify qualified service partners to ensure the proper installation, deployment and maintenance of our products. The vetting and certification of these partners can be costly and time-consuming, and certain partners may not have the same operational history, financial resources and scale as we have. Moreover, certain service partners may provide similar services for other companies, including our competitors. We may not be able to manage our relationships with our service partners effectively, and we cannot be certain that they will be able to deliver services in the manner or time required, that we will be able to maintain the continuity of their services, or that they will adhere to our approach to ethical business practices. Our service partners may also experience challenges in providing services to us as a result of the impact of the COVID-19 pandemic. We may also be exposed to a number of risks or challenges relating to the performance of our service partners, including:

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

In addition, we compete for acquisition and expansion opportunities with many entities that have substantially greater resources than we have. Our competitors may enter business combinations to accelerate product development or to compete more aggressively and we may lack the resources to meet such enhanced competition.

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

We depend on sole or limited sources and geographies for some key components and failure to receive timely delivery of any of these components could result in deferred or lost sales.

In some instances, we are dependent upon one or a few sources, either because of the specialized nature of a particular item or because of local content preference requirements pursuant to which we operate on a given project. Examples of sole or limited sourcing categories include metal fabrications and castings, for which we own the tooling and therefore limit our supplier relationships, and MMICs (a type of integrated circuit used in manufacturing microwave radios), which we procure at a volume discount from a single source. Additionally, certain semiconductor supply is concentrated in Taiwan, with little to no availability in other geographies. As such, any military conflict between Taiwan and China could interrupt supply.
Our supply chain strategy includes mitigation plans for alternative manufacturing sources and identified alternate suppliers. However, if these alternatives cannot address our requirements when our existing sources of these components fail to deliver them on time, we could suffer delayed shipments, canceled orders and lost or deferred revenues, as well as material damage to our customer relationships. Should this occur, our operating results, cash flows and financial condition could be materially adversely affected.

Because a significant amount of our revenue may come from a limited number of customers, the termination of any of these customer relationships may adversely affect our business.
Although we have a large customer base, during any given quarter or fiscal year a small number of customers may account for a significant portion of our revenue. Principal customers for our products and services include domestic and international wireless/mobile service providers, OEMs, as well as private network users such as public safety agencies; government institutions; and utility, pipeline, railroad and other industrial enterprises that operate broadband wireless networks. During fiscal 2022, Motorola accounted for 13% of our total revenue, comprised of approximately 70 number of discrete projects. No customer accounted for more than 10% of our total revenue in fiscal 2021.

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
•diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from business combinations, sales, divestitures and/or restructurings;
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
We are highly dependent on sales to customers outside the U.S. In fiscal 2022, our sales to international customers accounted for 34% of total revenue. Significant portions of our international sales are in less developed countries. Our international sales are likely to continue to account for a large percentage of our products and services revenue for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event could result in a significant decline in revenue. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.
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

The effects of global or market specific financial and economic conditions have, and may continue to have, significant effects on our customers and suppliers, and have in the past, and may in the future have, a material adverse effect on our business, operating results, financial condition and stock price.
The effects of global financial and economic conditions in certain markets include, among other things, significant reductions in available capital and liquidity from credit markets, supply or demand driven inflationary pressures, and substantial fluctuations in currency values worldwide.

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
In addition, economic conditions in certain markets could materially adversely affect our suppliers’ access to capital and liquidity with which to maintain their inventories, production levels, or product quality, could cause them to raise prices or lower production levels, or result in their ceasing operations. Supply or demand driven scarcity can lead to significant inflationary pressures on the cost of our products from our suppliers. Our ability to substantially offset inflationary impacts by raising prices may be limited by the competitive factors discussed above.
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

We believe that these Tax Benefits are a valuable asset for us. On September 6, 2016, the Board adopted certain amendments to our Amended and Restated Certificate of Incorporation, as amended (the “Charter Amendments”), to protect our tax benefits. In addition, on March 3, 2020, the Board approved The Plan (as amended and restated on August 27, 2020, in an effort to protect our Tax Benefits during the effective period of the Plan. We submitted the Plan to a stockholder vote and our stockholders approved the plan at the 2020 Annual Meeting of Stockholders. Although the Plan and the Charter Amendments are intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the restrictions on transferability in the Plan and the Charter Amendments will prevent all transfers that could result in such an “ownership change.” There also can be no assurance that the transfer restrictions in the Charter Amendments will be enforceable against all of our stockholders absent a court determination confirming such enforceability. The transfer restrictions may be subject to challenge on legal or equitable grounds.

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
A portion of our sales and expenses stem from countries outside of the United States, and are in currencies other than U.S. dollars, and therefore subject to foreign currency fluctuation. Accordingly, fluctuations in foreign currency rates could have a material impact on our financial results in future periods. We currently enter into foreign currency exchange forward contracts to reduce the volatility of cash flows primarily related to forecasted foreign currency expenses. These forward contracts reduce the impact of currency exchange rate movements on certain transactions, but do not cover all foreign-denominated transactions and therefore do not entirely eliminate the impact of fluctuations in exchange rates on our results of operations and financial condition.

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
Our ability to compete will depend, in part, on our ability to obtain and enforce intellectual property protection for our technology in the U.S. and internationally. We rely upon a combination of trade secrets, trademarks, copyrights, patents, contractual rights and technological measures to protect our intellectual property rights from infringement, misappropriation or other violations to maintain our brand and competitive position. We also make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. With respect to patents, we cannot be certain that patents will be issued as a result of any currently pending patent application or future patent applications, or that any of our patents, once issued, will provide us with adequate protection from competing products or intellectual property owned by others. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable or narrowed in scope. We also cannot provide assurances that the protection provided to our intellectual property by the laws and courts of particular nations will be substantially similar to the protection and remedies available under U.S. law. Furthermore, we cannot provide assurances that third parties will not assert infringement claims against us based on intellectual property rights and laws in other nations that are different from those established in the U.S.
In addition, we enter into confidentiality and invention assignment agreements with our employees and contractors and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information. We cannot guarantee that we have entered into such agreements with each party who has developed intellectual property on our behalf and each party that has or may have had access to our confidential information, know-how and trade secrets. These agreements may be insufficient or breached, or may not effectively prevent unauthorized access to or unauthorized use, disclosure, misappropriation or reverse engineering of our confidential information, intellectual property, or technology. Moreover, these agreements may not provide an adequate remedy for breaches or in the event of unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-how is difficult, expensive, and time-consuming, and the outcome is unpredictable.
We cannot give assurances that any steps taken by us will be adequate to deter infringement, misappropriation, dilution or otherwise impede independent third-party development of similar technologies. Any of our intellectual property rights may be successfully challenged, opposed, diluted, misappropriated or circumvented by others or invalidated, narrowed in scope or held unenforceable through administrative process or litigation in the United States or in non-U.S. jurisdictions. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secrets and other intellectual property rights. In the event that such intellectual property arrangements are insufficient, our business, financial condition and results of operations could be materially harmed.

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
We are subject to rules and regulations of federal and state regulatory authorities, The NASDAQ Stock Market LLC (“NASDAQ”) and financial market entities charged with the protection of investors and the oversight of companies whose securities are publicly traded, and foreign and domestic legislative bodies. During the past few years, these entities, including the Public Company Accounting Oversight Board, the SEC, NASDAQ and several foreign governments, have issued requirements, laws and regulations and continue to develop additional requirements, laws and regulations, most notably the Sarbanes-Oxley Act of 2002 (“SOX”), and recent laws and regulations regarding bribery and unfair competition, including the SEC’s recently-proposed rules relating to the disclosure of a range of climate-related risks. Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of substantial management time and attention from revenue-generating activities to compliance activities.

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

We are subject to laws, rules, regulations and policies regarding data privacy and security. Many of these laws and regulations are subject to change and reinterpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business.
We are subject to a variety of federal, state and local laws, directives, rules and policies relating to data privacy and security. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. It is also possible inquiries from governmental authorities regarding cybersecurity breaches increase in frequency and scope. These data privacy and security laws also are not uniform, which may complicate and increase our costs for compliance. Any failure or perceived failure by us or our third-party service providers to comply with any applicable laws relating to data privacy and security, or any compromise of security that results in the unauthorized access, improper disclosure, or misappropriation of personal data or other customer data, could result in significant liabilities, and negative publicity and reputational harm, one or all of which could have an adverse effect on our reputation, business, financial condition and operations.

We are subject to complex federal, state, local and international laws and regulations related to protection of the environment that could materially and adversely affect the cost, manner or feasibility of conducting our operations, as well as those of our suppliers and contract manufacturers.
Environmental, health and safety regulations govern the manufacture, assembly and testing of our products, including without limitation regulations governing the emission of pollutants and the use, remediation, and disposal of hazardous materials (including electronic wastes). Our failure or the failure of our suppliers or contract manufacturers to properly manage the use, transportation, emission, discharge, storage, recycling or disposal of wastes generated from our operations could subject us to increased compliance costs or liabilities such as fines and penalties. We may also be subject to costs and liabilities for environmental clean-up costs on sites owned by us, sites previously owned by us, or treatment and disposal of wastes attributable to us from past operations, under the Comprehensive Environmental Response, Compensation and Liability Act or equivalent laws. Existing and future environmental regulations may additionally restrict our and our suppliers’ use of certain materials to manufacture, assemble and test products. New or more stringent environmental requirements applicable to our operations or the operations of our suppliers could adversely affect our costs of doing business and result in material costs to our operations.

Increased attention to Environmental, Social, and Governance (“ESG”) matters and conservation measures may adversely impact our business.
Increasing attention to, and societal expectations on companies to address, climate change and other environmental and social impacts, investor and societal expectations regarding voluntary ESG disclosures may result in increased costs to us and our suppliers, contract manufacturers, and customers. Moreover, while we create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Additionally, on March 21, 2022, the U.S. Securities and Exchange Commission proposed new rules relating to the disclosure of a range of climate-related risks. We are currently assessing the rule, but at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from the rule. To the extent this rule is finalized as proposed, we could incur increased costs relating to the assessment and disclosure of climate-related risks.

Increased focus on climate change issues has contributed to an evolving state of environmental regulation relating to climate change, and uncertainty related to such regulation, as well as physical risks of climate change, could impact our results of operations, financial or competitive position.
Increased public awareness and worldwide focus on climate change issues has led to legislative and regulatory efforts to limit greenhouse gas emissions, and may result in more international, federal or regional requirements or industry standards to reduce or mitigate risks related to climate change. As a result, we may become subject to new or more stringent regulations, legislation or other governmental requirements or industry standards, and we anticipate that we will see increased demand to meet voluntary criteria related to reduction or elimination of certain constituents from products, reducing emissions of greenhouse gases, and increasing energy efficiency. Increased regulation of climate change concerns could subject us to additional costs and restrictions and require us to make certain changes to our manufacturing practices and/or product designs, which could negatively impact our business, results of operations, financial condition and competitive position.

General Risk Factors

Natural disasters or other catastrophic events such as terrorism and war could have an adverse effect on our business.
Natural disasters, such as hurricanes, earthquakes, fires, extreme weather conditions and floods, could adversely affect our operations and financial performance. In addition, climate change may contribute to the increased frequency or intensity of extreme weather events, including storms, wildfires, and other natural disasters. Further, acts of terrorism or war could significantly disrupt our supply chain and access to vital components. Such events have in the past and could [in the future] result in physical damage to one or more of our facilities, the temporary closure of one or more of our facilities or those of our suppliers, a temporary lack of an adequate work force in a market, a temporary or long-term disruption in the supply of products from local or overseas suppliers or contract manufacturers, a temporary disruption in the transport of goods from overseas, and delays in the delivery of goods. Accordingly, climate change and natural disasters may impact the availability and cost of materials and natural resources, sources and supply of energy necessary for our operations, and could also increase insurance and other operating costs. Many of our facilities around the world (and the operations of our suppliers) are in locations that may be impacted by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to our facilities or those of our suppliers, such as loss or spoilage of inventory and business interruption caused by such events. In addition, if there is a natural disaster in any of the locations in which our significant customers are located, our customers may incur losses or sustained business interruption, or both, which may materially impair their ability to continue their purchase of products from us. Public health issues, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of suppliers or customers, or have an adverse impact on customer demand. As a result of any of these events, we may be required to suspend operations in some or all of our locations, which could have an adverse effect on our business, financial condition, results of operations, and cash flows. These events could also reduce demand for our products or make it difficult or impossible to receive components from suppliers. Although we maintain business interruption insurance and other insurance intended to cover some or all of these risks, such insurance may be inadequate, whether because of coverage amount, policy limitations, the financial viability of the insurance companies issuing such policies, or other reasons.

System security risks, data protection breaches, and cyber-attacks could compromise our proprietary information, disrupt our internal operations and harm public perception of our security products, which could cause our business and reputation to suffer and adversely affect our stock price.
In the ordinary course of business, we store sensitive data, including intellectual property, our proprietary business information and proprietary information of our customers, suppliers and business partners, on our networks. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies, including ours, are subject to a wide variety of attacks on their networks on an ongoing basis. Despite our security measures, our information technology and infrastructure may be vulnerable to interruption, disruption, penetration or attacks due to natural disasters, power loss, telecommunications failure, terrorist attacks, domestic vandalism, Internet failures, computer malware, ransomware, cyberattacks, data breaches and other events unforeseen or generally beyond our control. Any such breach could compromise our systems and networks, which could cause system disruptions or slowdowns and exploitation of the security vulnerabilities in our products, and lead to the information stored on our networks being accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, and cause us reputational and financial harm. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our networks. Due to the COVID-19 pandemic, an increased number of our employees and service providers are working from home and connecting to our networks remotely on less secure systems, which we believe may further increase the risk of, and our vulnerability to, a cyber-attack or breach on our network.
If an actual or perceived breach of network security occurs in our network or in the network of a customer of our security products, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. Because the techniques used by computer programmers and hackers, many of whom are highly sophisticated and well-funded, to access or sabotage networks or systems change frequently and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these cyber-attacks. This could impede our sales, manufacturing, distribution or other critical functions. In addition, the economic costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software systems and security vulnerabilities could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the programmer or hacker, which are often difficult to identify.
As cyber-attacks become more sophisticated, the need to develop, modify, upgrade or enhance our information technology infrastructure and measures to secure our business can lead to increased cybersecurity protection costs. Such costs may include making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants. These efforts come at the potential cost of revenues and human resources that could be utilized to continue to enhance our product offerings, and such increased costs may adversely affect our operating margins.

Additionally, certain of our suppliers have in the past and may in the future experience cybersecurity attacks that can constrain their capacity and ability to meet our product demands. If our contract manufacturers and suppliers suffer future cyberattacks, our ability to ship products or otherwise fulfill our contractual obligations to our customers could be delayed or impaired which would adversely affect our business, financial results and customer relationships.

We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.
During the second quarter of fiscal 2022 we completed the $7.5 million stock repurchase program approved by our board of directors in May 2018. This repurchase program was temporarily suspended from February 2020 to February 2021. In November 2021 our board of directors approved a stock repurchase program to purchase up to $10.0 million of our common stock. During fiscal 2022, 2021 and 2020 we repurchased $5.4 million, $0.8 million and $1.8 million of our common stock in the open market respectively. As of July 1, 2022, $7.3 million remained available for repurchase under our November 2021 stock repurchase program.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of July 1, 2022, we leased approximately 138,000 square feet of facilities worldwide, with approximately 39% in the United States, mostly in Texas. Our corporate headquarters is located in Austin, Texas, and consists of approximately 18,000 square feet of office space. We also lease approximately 35,000 square feet of office, assembly facilities and warehouse in multiple locations in Texas. Internationally, we lease approximately 103,000 square feet of facilities throughout Europe, North America, Africa and Asia regions, including offices in Singapore, Slovenia, Philippine Islands, India, Mexico, Canada, South Africa, Ghana, Ivory Coast, Kenya, Nigeria, Algeria, Congo, France, Netherlands, Australia, Dubai, Saudi Arabia, Lebanon, China, and Thailand. We have repair and service centers in the Philippines and the United States. In addition, we own approximately 57,000 square feet of facilities in Wellington, New Zealand.

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
According to the records of our transfer agent, as of September 2, 2022, there were 1,968 holders of record of our common stock.
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
Sales of Unregistered Securities
On April 13, 2021, we filed a registration statement on Form S-3 with the SEC using a “shelf” registration process. When we utilize the shelf registration we will be able to, from time to time, offer and sell, either individually or in combination, in one or more offerings, up to a total dollar amount of $200 million of any combination of the securities described in the shelf registration statement or a related prospectus supplement. During fiscal 2022, we did not issue or sell any unregistered securities.
Issuer Repurchases of Equity Securities
During the fourth quarter of fiscal 2022 we repurchased 25,967 shares of our common stock in the open market for an aggregate purchase price, including commissions, of $0.7 million. These shares were recorded as treasury stock and we do not anticipate retiring them.
In November 2021 our Board of Directors approved a stock repurchase program to purchase up to $10.0 million of our common stock. As of July 1, 2022, $7.3 million remains available under the stock repurchase program, and we may choose to suspend or discontinue the repurchase program at any time.
Following is a summary of stock repurchases for the three months ended July 1, 2022:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate dollar Value of Shares that May Yet be Repurchased Under the Program (1)
				(in thousands)
April 2, 2022 through April 29, 2022	25,967	28.86	25,967	$7,260
April 30, 2022 through May 27, 2022	—	—	—	$7,260
May 28, 2022 through July 1, 2022	—	—	—	$7,260
Total	25,967
(1) In November 2021, our Board of Directors approved a stock repurchase program, which does not have an expiration date, for the repurchase of up to $10.0 million of our common stock.

Performance Graph
The following graph and accompanying data compare the cumulative total return on our common stock with the cumulative total return of the Total Return Index for The NASDAQ Composite Market (U.S. Companies) and the NASDAQ Telecommunications Index for the five-year period ended July 1, 2022. The stock price performance shown on the graph below is not necessarily indicative of future price performance. Note that this graph and accompanying data is “furnished,” not “filed,” with the SEC.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Aviat Networks, Inc., the NASDAQ Composite Index
and the NASDAQ Telecommunications Index

400
300
200
100
0
06/30/17
06/29/18
06/28/19
07/30/20
07/02/21
07/01/22
Aviat Networks, Inc.
NASDAQ Composite
NASDAQ Telecommunications

	6/30/2017	6/29/2018	6/28/2019	7/3/2020	7/2/2021	7/1/2022
Aviat Networks, Inc.	$100.00	$94.08	$78.74	$106.84	$366.44	$288.39
NASDAQ Composite	$100.00	$123.60	$133.22	$171.63	$247.91	$189.76
NASDAQ Telecommunications	$100.00	$120.98	$145.35	$151.78	$202.41	$162.03
 ____________________________

*
Assumes (i) $100 invested on June 30, 2017 in Aviat Networks, Inc. common stock, the Total Return Index for The NASDAQ Composite Market (U.S. companies) and the NASDAQ Telecommunications Index; and (ii) immediate reinvestment of all dividends.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2022 and 2021 Results
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes. In the discussion below, our fiscal year ended July 1, 2022 is referred to as “fiscal 2022” or “2022”; our fiscal year ended July 2, 2021 is referred to as “fiscal 2021” or “2021”; and our fiscal year ended July 3, 2020 is referred to as “fiscal 2020” or “2020.” Our fiscal year ends on the Friday nearest to June 30. Fiscal 2022 and fiscal 2021 presented included 52 weeks while fiscal 2020 included 53 weeks. This one week difference between fiscal 2022 and 2021 to fiscal 2020 impacts the comparison of both revenue and expenses.
Overview
Aviat sells radios, routers, software and services. We have more than 3,000 customers and significant relationships with global service providers and private network operators. Our manufacturing base in North America consists of a combination of contract manufacturing and assembly and test operated in Austin, Texas by Aviat. Our technology is underpinned by more than 200 patents. We compete on the basis of total cost of ownership, microwave radio expertise and solutions for mission critical communications. We have a global presence.
The COVID-19 pandemic related disruptions to our business, operations, customers and suppliers lessened over the course of fiscal 2022. While supply chain lead-times remain extended and difficult to manage, the impact on our ability to fulfill orders for the year ended July 1, 2022 was minimal. Depending on the progression of pandemic-related factors such as supply constraints, potential for temporary manufacturing restrictions and our ability to perform field services during shelter in place orders, we could experience constraints and delays in fulfilling customer orders in future periods. We are monitoring, assessing and adapting to the situation to mitigate impacts on our business, supply chain and customer demand. We expect the potential for these challenges to continue until business and economic activities return to more normal levels.
Our first priority remains the health and safety of our employees and their families. Employees whose tasks can be done offsite have been instructed to work from home. Our manufacturing sites remain operational, and we are maintaining social distancing and have enhanced cleaning protocols and usage of personal protective equipment, where appropriate.
Operations Review
The market for mobile backhaul continued to be our primary addressable market segment globally in fiscal 2022. In North America, we supported 5G and long-term evolution (“LTE”) deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of 3G deployments, 5G deployments and LTE deployments. Our position continues to be to support our customers for 5G and LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. We continue to find that our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. However, as disclosed in “Overview” above and in the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we service.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe and (3) Latin America and Asia Pacific. Revenue by region for fiscal 2022, 2021 and 2020 and the related changes are shown in the table below:

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2022	2021	2020	2022/2021	2021/2020	2022/2021	2021/2020
North America	$199,801	$183,071	$151,709	$16,730	$31,362	9.1%	20.7%
Africa and the Middle East	47,527	44,023	37,595	3,504	6,428	8.0%	17.1%
Europe	12,973	8,826	11,157	4,147	(2,331)	47.0%	(20.9)%
Latin America and Asia Pacific	42,658	38,991	38,181	3,667	810	9.4%	2.1%
Total Revenue	$302,959	$274,911	$238,642	$28,048	$36,269	10.2%	15.2%
We achieved revenue growth of 10.2% in fiscal 2022. We have progressed in the U.S. rural broadband and wireless internet service provider areas and there is evidence of investment to support 5G deployments with our U.S. service provider customers.

Our revenue from North America increased by $16.7 million, or 9.1%, in fiscal 2022 compared with fiscal 2021. The increase in North America revenue during fiscal 2022 was due to revenue growth with private network customers and rural broadband customers. Revenue from North America increased $31.4 million, or 20.7%, in fiscal 2021 compared with fiscal 2020. The increase in North America revenue during fiscal 2021 was due to stronger order flow from private network customers, as well as increased sales to mobile operators.

Our revenue from Africa and the Middle East increased by $3.5 million, or 8.0%, in fiscal 2022 compared with fiscal 2021. The increase in revenue was primarily due to increased sales to mobile operators in the region. Revenue from Africa and the Middle East increased $6.4 million, or 17.1%, in fiscal 2021 compared with fiscal 2020. The increase in revenue was primarily due to increased sales to mobile operators in the region.

Revenue from Europe increased by $4.1 million, or 47.0%, in fiscal 2022 compared with fiscal 2021. The increase in revenue was due to higher sales to private network customers. Revenue in Europe decreased $2.3 million, or 20.9%, in fiscal 2021 compared with fiscal 2020. The decrease was due to lower sales to mobile operator customers.

Revenue in Latin America and Asia Pacific increased by $3.7 million, or 9.4%, in fiscal 2022 compared with fiscal 2021. The increase in revenue was primarily due to higher sales to mobile operator customers in Asia Pacific offset in part by decreased revenue in Latin America. Revenue from Latin America and Asia-Pacific increased $0.8 million, or 2.1%, in fiscal 2021 compared with fiscal 2020. The increase in revenue was primarily due to higher sales to mobile operator customers in Asia Pacific offset in part by decreased revenue in Latin America.

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2022	2021	2020	2022/2021	2021/2020	2022/2021	2021/2020
Product sales	$208,100	$185,787	$153,793	$22,313	$31,994	12.0%	20.8%
Services	94,859	89,124	84,849	5,735	4,275	6.4%	5.0%
Total Revenue	$302,959	$274,911	$238,642	$28,048	$36,269	10.2%	15.2%

Our revenue from product sales increased by $22.3 million, or 12.0%, in fiscal 2022 compared with fiscal 2021. Product volume increased with customers in all regions. Our services revenue increased by $5.7 million, or 6.4%, in fiscal 2022 compared with fiscal 2021 from increased sales in all regions, except for Asia Pacific.
Our revenue from product sales increased $32.0 million, or 20.8%, in fiscal 2021 compared with fiscal 2020. Product volume increased with customers in North America and Middle East Africa, offset in part by small declines in the other international markets. Our services revenue increased by $4.3 million, or 5.0%, in fiscal 2021 compared with fiscal 2020 from increased sales in North America.

Gross Margin

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2022	2021	2020	2022/2021	2021/2020	2022/2021	2021/2020
Revenue	$302,959	$274,911	$238,642	$28,048	$36,269	10.2%	15.2%
Cost of revenue	193,724	172,296	153,946	21,428	18,350	12.4%	11.9%
Gross margin	$109,235	$102,615	$84,696	$6,620	$17,919	6.5%	21.2%
% of revenue	36.1%	37.3%	35.5%
Product margin %	36.4%	39.1%	38.0%
Service margin %	35.4%	33.5%	30.9%

Gross margin for fiscal 2022 increased by $6.6 million, or 6.5%, compared with fiscal 2021. Gross margin as a percentage of revenue for fiscal 2022 decreased to 36.1%, compared with 37.3% in fiscal 2021, primarily due to inflationary pressures during the year.
Gross margin for fiscal 2021 increased $17.9 million, or 21.2%, compared with fiscal 2020. Gross margin as a percentage of revenue for fiscal 2021 increased to 37.3%, compared with 35.5% in fiscal 2020, primarily due to higher volume of Private Network business, increased sales through Aviat Store which serves primarily the Rural Broadband, and wins with our multiband products and software sales.
Research and Development Expenses

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2022	2021	2020	2022/2021	2021/2020	2022/2021	2021/2020
Research and development expenses	$22,596	$21,810	$19,284	$786	$2,526	3.6%	13.1%
% of revenue	7.5%	7.9%	8.1%
Our research and development (“R&D”) expenses increased by $0.8 million, or 3.6%, in fiscal 2022 compared with fiscal 2021. The increase was due to additional investments to support new product offerings and redesigns to mitigate supply chain constraints.
Our R&D expenses increased $2.5 million, or 13.1%, in fiscal 2021 compared with fiscal 2020. The increase was due to additional investments to support new product offerings.
Selling and Administrative Expenses

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2022	2021	2020	2022/2021	2021/2020	2022/2021	2021/2020
Selling and administrative expenses	$57,656	$56,324	$57,985	$1,332	$(1,661)	2.4%	(2.9)%
% of revenue	19.0%	20.5%	24.3%

Our selling and administrative expenses increased by $1.3 million, or 2.4%, in fiscal 2022 compared with fiscal 2021. The increase was primarily due to higher corporate expenses.
Our selling and administrative expenses decreased $1.7 million, or 2.9%, in fiscal 2021 compared with fiscal 2020. The decrease was primarily due to lower travel expenses and restructuring savings offset in part by increases in sales-related expenses.
Restructuring Charges
During the fourth quarter of Q4 2022, our Board of Directors approved a restructuring plan (the “Q4 2022 Plan”) to restructure specific groups to optimize skill sets and execute on strategic deliverables. The Q4 2022 Plan was anticipated to be implemented through early fiscal year 2023, with a certain number of positions being consolidated. We recorded $0.4 million restructuring charges for this plan in Fiscal Year 2022.

During the third quarter of fiscal 2021, our Board of Directors approved restructuring plans (the “Fiscal 2021 Plan”) to continue to reduce our operating costs and improve profitability. We recorded restructuring charges of $2.4 million related to the Fiscal 2021 Plan in fiscal 2021. Payments related to the accrued restructuring balances for this plan are expected to be fully paid in fiscal 2023.
During the fourth quarter of fiscal 2020, our Board of Directors approved a restructuring plan (the “Q4 2020 Plan”) to continue to reduce our operating costs and improve profitability to optimize our business model and increase efficiencies. We recorded restructuring charges of $1.9 million related to the Q4 2020 Plan in fiscal 2020. Payments related to the accrued restructuring liability balance for this plan were fully paid in fiscal 2022.
During the third quarter of fiscal 2020, our Board of Directors approved a restructuring plan (the “Q3 2020 Plan”) to reduce our operating costs and improve profitability to optimize our business model and increase efficiencies. We recorded restructuring charges of $0.6 million related to the Q3 2020 Plan in fiscal 2020. Payments related to the accrued restructuring liability balance for this plan were fully paid in fiscal 2021.
Our restructuring charges by plan for fiscal 2022, 2021 and 2020 are summarized in the table below:

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2022	2021	2020	2022/2021	2021/2020	2022/2021	2021/2020
Q4 2022 Plan	$434	$—	$—	$434	$—	N/A	N/A
Fiscal 2021 Plan	271	2,414	—	(2,143)	2,414	(88.8)%	N/A
Prior Years Plans	(231)	(143)	4,049	(88)	(4,192)	61.5%	(103.5)%
Prior Year Plan: Facilities and Other	(236)	—	—	(236)	—	N/A	N/A
Restructuring charges	$238	$2,271	$4,049	$(2,033)	$(1,778)	(89.5)%	(43.9)%
Restructuring charges for fiscal 2022 included employee and severance and benefits of $0.4 million under the Q4 2022 Plan and $0.3 million under the Fiscal 2021 Plan and reductions of Prior Years Plans estimated accruals of $0.5 million. Restructuring charges for fiscal 2021 included employee severance and benefits of $2.4 million, the Fiscal 2021 Plan and a reduction in the previously estimated accrual of $0.1 million in Prior Years Plans. Restructuring charges for fiscal 2020 included employee severance and benefits costs of $1.9 million for the Q4 2020 Plan and $2.2 million for the Prior Years Plans.
Our successfully executed restructuring initiatives have enabled us to restructure specific groups to optimize skill sets and align structure to execute on strategic deliverables, in addition to aligning cost structure with core of the business.
Other Income (Expense), Net

	Fiscal Year			$ Change		% Change
(In thousands, except percentages)	2022	2021	2020	2022/2021	2021/2020	2022/2021	2021/2020
Other income, net	1,690	230	331	1,460	(101)	635%	(31)%
Our other income, net increased by $1.5 million, in fiscal 2022 compared with fiscal 2021, primarily due to gains in marketable securities partially offset by movement in foreign exchange.
Income Taxes

	Fiscal Year			$ Change
(In thousands, except percentages)	2022	2021	2020	2022/2021	2021/2020
Income before income taxes	$30,435	$22,440	$3,709	$7,995	$18,731
Provision for (benefit from) income taxes	9,275	(87,699)	3,452	96,974	(91,151)
As % of income before income taxes	30.5%	(390.8)%	93.1%
Our provision for (benefit from) income taxes was $9.3 million of expense for fiscal 2022, $87.7 million of benefit for fiscal 2021 and $3.5 million of expense for fiscal 2020. Our tax expense for fiscal 2022 was primarily due to tax expense related to U.S. and profitable foreign subsidiaries.

Our tax benefit for fiscal 2021 was primarily due to the release of $92.2 million in valuation allowance on our U.S. federal and state deferred tax assets, offset by tax expenses related to profitable foreign subsidiaries and an increase in our reserve for uncertain tax positions.
Liquidity, Capital Resources and Financial Strategies
As of July 1, 2022, our cash and cash equivalents and marketable securities totaled $47.8 million. Approximately $5.9 million, or 12.3%, was held in the United States. The remaining balance of $41.9 million, or 87.7%, was held by entities outside the United States. This amount includes $14.0 million moved in advance of the Redline acquisition closure. Of the amount of cash and cash equivalents held by our foreign subsidiaries at July 1, 2022, $29.2 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to foreign withholding taxes.
Operating Activities
Cash used in or provided by operating activities is presented as net income adjusted for certain non-cash items and changes in assets and liabilities. Net cash provided by operating activities was $2.8 million for fiscal 2022, $17.3 million and $17.5 million, respectively, were provided by operating activities for fiscal 2021 and fiscal 2020.
For fiscal 2022 compared to fiscal 2021, cash provided by operating activities decreased by $14.5 million. The net contribution of non-cash items to cash provided by operating activities increased by $97.4 million and the net contribution of changes in operating assets and liabilities to cash provided by operating activities decreased by $22.9 million in fiscal 2022 as compared to fiscal 2021.
The $97.4 million increase in the net contribution of non-cash items to cash provided by operating activities was primarily attributable to a $98.6 million net change in deferred tax assets.
Net changes in operating assets and liabilities resulted in a decrease of $22.9 million additional cash used by operating activities for fiscal 2022 compared to fiscal 2021. Accounts receivable and unbilled costs fluctuate from period to period, depending on the amount and timing of sales and billing activities and cash collections. The fluctuations in accounts payable and accrued expenses during fiscal 2022 were primarily due to the timing of liabilities incurred and vendor payments. The change in inventories and in customer service inventories during fiscal 2022 were primarily driven by forecasted demand and to secure component parts in shortage. The decrease in customer advance payments and unearned revenue during fiscal 2022 was due to the timing of payment from customers and revenue recognition. We used $1.6 million in cash during fiscal 2022 on expenses related to restructuring liabilities.
For fiscal 2021 compared to fiscal 2020, cash provided by operating activities increased by $0.2 million. The net contribution of non-cash items to cash provided by operating activities decreased by $92.3 million and the net changes in operating assets and liabilities to cash provided by operating activities decreased by $17.7 million in fiscal 2021 as compared to fiscal 2020.
The $92.3 million decrease in the net contribution of non-cash items to cash provided by operating activities was primarily attributable to a $90.4 million net change in deferred tax assets offset by proceeds from sale of asset held for sale.
Investing Activities
Net cash used in investing activities was $7.8 million for fiscal year 2022, $2.8 million for fiscal 2021 and $4.6 million for fiscal 2020, which consisted of purchases of marketable securities and capital expenditures net of cash received from sale of a real estate asset.
For fiscal 2023, we expect to spend between $5.0 million to $6.0 million for capital expenditures, primarily on equipment for development and manufacturing of new products and IT infrastructure.

Financing Activities
Financing cash flows consist primarily of proceeds and repayments of short-term debt, repurchase of stock and proceeds from the sale of shares of common stock through employee equity plans. Net cash used in financing activities was $4.9 million for fiscal year 2022, which was attributable to $5.4 million for repurchase of common stock relating to treasury shares, $0.5 million payments for taxes related to net settlement of equity awards, offset by $1.0 million proceeds from the issuance of common stock from employee stock plans. Net cash used by financing activities was $8.0 million for fiscal 2021 and $2.5 million for fiscal 2020.
As of July 1, 2022, our principal sources of liquidity consisted of the $47.8 million in cash and cash equivalents and marketable securities, $21.7 million of available credit under our $25.0 million credit facility with Silicon Valley Bank (“SVB Credit Facility”) which matures on June 28, 2024, and future collections of receivables from customers. We regularly require letters of credit from certain customers and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically, our primary sources of liquidity have been cash flows from operations and credit facilities.
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
Available Credit Facility, Borrowings and Repayment of Debt
On May 17, 2021, we entered into Amendment No. 4 to Third Amended and Restated Loan and Security Agreement to extend the maturity date to June 28, 2024. The SVB Credit Facility provides for a $25.0 million accounts receivable formula-based revolving credit facility that can be borrowed by the U.S. company, with a $25.0 million sub-limit that can be borrowed by our U.S. and Singapore entities. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of all borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the accounts receivable formula-based revolving credit facility can also be utilized to issue letters of credit with a $12.0 million sub-limit. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of July 1, 2022, available credit under the SVB Credit Facility was $21.7 million reflecting the calculated borrowing base of $25.0 million less outstanding letters of credit of $3.3 million. We did not borrow against the SVB Credit Facility during fiscal 2022 and there was no borrowing outstanding as of July 1, 2022.
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
As of July 1, 2022, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility.
During fiscal 2022, we terminated our uncommitted short-term line of credit from a bank in New Zealand.
Restructuring Payments
We had liabilities for restructuring activities totaling $1.4 million as of July 1, 2022, which was classified as current liability and expected to be paid in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.
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
As of July 1, 2022, we had multiple forward contracts in one foreign currency outstanding as follows:

	Notional Contract Amount	Notional Contract Amount
Currency	(Local Currency)	(USD)
	(In thousands)
Euro	1,500	$1,681
Net foreign exchange (loss) gain recorded in our consolidated statements of operations during fiscal 2022, 2021 and 2020 were $(1.1) million, $(1.0) million, and $0.4 million, respectively.
A 10% adverse change in currency exchange rates for our foreign currency derivatives held as of July 1, 2022 would have no impact as we held no foreign currency derivatives as of July 1, 2022.
Certain of our international business are transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars is included as a component of stockholders’ equity. As of July 1, 2022 and July 2, 2021, the cumulative translation adjustment decreased our stockholders’ equity by $16.0 million and $14.3 million, respectively.
Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, short-term investments and borrowings under our credit facility.
Exposure on Cash Equivalents and Short-term Investments
We had $47.8 million in total cash and cash equivalents and marketable securities as of July 1, 2022. Cash equivalents and short-term investments totaled $9.0 million as of July 1, 2022 and were comprised of money market funds and certificates of deposit. Cash equivalents and short-term investments have been recorded at fair value on our consolidated balance sheets.
We do not use derivative financial instruments in our short-term investment portfolio. We invest in high-credit quality issues and, by policy, limit the amount of credit exposure to any one issuer and country. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The portfolio is also diversified by maturity to ensure that funds are readily available as needed to meet our liquidity needs. This policy reduces the potential need to sell securities to meet liquidity needs and therefore the potential effect of changing market rates on the value of securities sold.
The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents and short-term investments earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The investments held as of July 1, 2022, had weighted-average days to maturity of 36 days, and an average yield of 6.43% per annum. A 10% change in interest rates on our cash equivalents and short-term investments is not expected to have a material impact on our financial position, results of operations or cash flows.
Exposure on Borrowings
During fiscal 2022, we had no demand borrowings outstanding under our credit facility. The interest would have been at the prime rate plus a spread of 0.50% to 1.50%, with such spread determined based on our adjusted quick ratio. During fiscal 2022, our weighted average interest rate would have been 5.25%.
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
Revenue from services includes certain network planning and design, engineering, installation and commissioning, extended warranty, customer support, consulting, training, and education. Maintenance and support services are generally offered to our customers and recognized over a specified period of time and from sales and subsequent renewals of maintenance and support contracts. The network planning and design, engineering and installation related services noted are recognized based on an over-time recognition model using the cost-input method. Certain judgment is required when estimating total contract costs and progress to completion on the over-time arrangements, as well as whether a loss is expected to be incurred on the contract. The cost estimation process for these contracts is based on the knowledge and experience of the Company’s project managers, engineers, and financial professionals. Changes in job performance and job conditions are factors that influence estimates of the total costs to complete those contracts and the Company’s revenue recognition. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made in a timely manner. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are reflected in income in the period in which the circumstances that gave rise to the revision become known to us. We perform ongoing profitability analysis of our service contracts accounted for under this method to determine whether the latest estimates of revenues, costs, and profits require updating. In rare circumstances if these estimates indicate that the contract will be unprofitable, the entire estimated loss for the remainder of the contract is recorded immediately.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Aviat Networks, Inc.
Austin, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Aviat Networks, Inc. (the “Company”) as of July 1, 2022 and July 2, 2021, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three fiscal years in the period ended July 1, 2022, the related notes and the financial statement schedule - Valuation and Qualifying Accounts (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 1, 2022 and July 2, 2021, and the results of its operations and its cash flows for each of the three fiscal years in the period ended July 1, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of July 1, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 14, 2022 expressed an unqualified opinion thereon.
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
d.Assessing the reasonableness of project margins and changes in estimated costs to complete and investigating reasons for changes.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2015.

San Jose, California
September 14, 2022

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Aviat Networks, Inc.
Austin, Texas

Opinion on Internal Control over Financial Reporting

We have audited Aviat Networks, Inc.’s (the “Company’s”) internal control over financial reporting as of July 1, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 14, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of July 1, 2022 and July 2, 2021, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three fiscal years in the period ended July 1, 2022, the related notes and the financial statement schedule - Valuation and Qualifying Accounts and our report dated September 14, 2022 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

San Jose, California
September 14, 2022

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share amounts)	July 1, 2022	July 2, 2021	July 3, 2020
Revenues:
Revenue from product sales	$208,100	$185,787	$153,793
Revenue from services	94,859	89,124	84,849
Total revenues	302,959	274,911	238,642
Cost of revenues:
Cost of product sales	132,404	113,055	95,321
Cost of services	61,320	59,241	58,625
Total cost of revenues	193,724	172,296	153,946
Gross margin	109,235	102,615	84,696
Operating expenses:
Research and development expenses	22,596	21,810	19,284
Selling and administrative expenses	57,656	56,324	57,985
Restructuring charges	238	2,271	4,049
Total operating expenses	80,490	80,405	81,318
Operating income	28,745	22,210	3,378
Other income, net	1,690	230	331
Income before income taxes	30,435	22,440	3,709
Provision for (benefit from) income taxes	9,275	(87,699)	3,452
Net income	$21,160	$110,139	$257

Net income per share:
Basic	$1.89	$9.98	$0.02
Diluted	$1.79	$9.42	$0.02
Weighted average shares outstanding:
Basic	11,167	11,036	10,782
Diluted	11,820	11,688	10,936
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
(In thousands)	July 1, 2022	July 2, 2021	July 3, 2020
Net income	$21,160	$110,139	$257
Other comprehensive (loss) income:
Net change in cumulative translation adjustment, net of tax	(1,702)	642	(2,233)
Other comprehensive (loss) income	(1,702)	642	(2,233)
Comprehensive income (loss)	$19,458	$110,781	$(1,976)
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)	July 1, 2022	July 2, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$36,877	$47,942
Marketable securities	10,893	—
Accounts receivable, net	73,168	48,135
Unbilled receivables	45,857	37,521
Inventories	25,394	23,436
Customer service inventories	1,775	1,431
Asset held for sale	—	2,218
Other current assets	12,437	9,556
Total current assets	206,401	170,239
Property, plant and equipment, net	8,887	11,701
Deferred income taxes	95,412	103,467
Right of use assets	2,759	3,816
Other assets	10,445	8,430
TOTAL ASSETS	$323,904	$297,653
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$42,394	$32,405
Accrued expenses	26,451	28,154
Short-term lease liabilities	513	769
Advance payments and unearned revenue	33,740	32,304
Restructuring liabilities	1,381	2,737
Total current liabilities	104,479	96,369
Unearned revenue	8,920	8,592
Long-term lease liabilities	2,412	3,223
Other long-term liabilities	273	356
Reserve for uncertain tax positions	5,504	5,164
Deferred income taxes	563	614
Total liabilities	122,151	114,318
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 11,160,160 and 11,153,445 shares issued and outstanding as of July 1, 2022 and July 2, 2021, respectively	112	112
Treasury stock 194,943 and 19,587 shares as of July 1, 2022 and July 2, 2021, respectively	(6,147)	(787)
Additional paid-in-capital	823,259	818,939
Accumulated deficit	(599,442)	(620,602)
Accumulated other comprehensive loss	(16,029)	(14,327)
Total equity	201,753	183,335
TOTAL LIABILITIES AND EQUITY	$323,904	$297,653
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(In thousands)	July 1, 2022	July 2, 2021	July 3, 2020
Operating Activities
Net income	$21,160	$110,139	$257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	4,463	5,383	4,387
Provision for (recovery from) uncollectible receivables	(23)	171	23
Share-based compensation	3,834	2,921	1,686
Deferred tax assets, net	8,004	(90,599)	(172)
Charges for inventory and customer service inventory write-downs	1,735	1,452	945
Loss on disposition of property, plant and equipment, net	11	6	56
Noncash lease expense	1,057	(342)	4,416
Net gain on marketable securities	(2,614)	—	—
Gains on sale of assets held for sale	(66)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(25,719)	(4,232)	7,043
Unbilled receivables	(8,725)	(8,579)	(304)
Inventories	(2,508)	(9,987)	(5,651)
Customer service inventories	(1,393)	(1,104)	(1,023)
Accounts payable	10,503	580	(3,122)
Accrued expenses	876	1,767	4,285
Advance payments and unearned revenue	1,713	10,560	6,304
Income taxes payable or receivable	(1,620)	159	1,978
Other assets and liabilities	(6,832)	(997)	(3,615)
Change in lease liabilities	(1,067)	—	—
Net cash provided by operating activities	2,789	17,298	17,493
Investing Activities
Payments for acquisition of property, plant and equipment	(1,792)	(2,847)	(4,608)
Purchase of marketable securities	(8,279)	—	—
Proceeds from sale of asset held for sale	2,284	—	—
Net cash used in investing activities	(7,787)	(2,847)	(4,608)
Financing Activities
Proceeds from borrowings	—	—	41,911
Repayments of borrowings	—	(9,000)	(41,911)
Payments for repurchase of common stock	—	—	(1,772)
Payments for repurchase of common stock - treasury shares	(5,362)	(787)	—
Payments for taxes related to net settlement of equity awards	(541)	(167)	(802)
Proceeds from issuance of common stock under employee stock plans and exercises of stock options	1,029	1,906	29
Net cash used in financing activities	(4,874)	(8,048)	(2,545)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,222)	(77)	(669)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(11,094)	6,326	9,671
Cash, cash equivalents, and restricted cash, beginning of year	48,198	41,872	32,201
Cash, cash equivalents, and restricted cash, end of year	$37,104	$48,198	$41,872

	Fiscal Year Ended
(In thousands)	July 1, 2022	July 2, 2021	July 3, 2020
Non-cash investing activities:
Unpaid property, plant and equipment	$95	$228	$277
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$4	$60
Cash (received) paid for income taxes, net	$1,241	$(2,119)	$1,057
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands, except share amounts)	Shares	$ Amount	Shares	$ Amount
Balance as of June 28, 2019	10,719,390	$108	—	$—	$815,142	$(730,998)	$(12,736)	$71,516
Net income	—	—	—	—	—	257	—	257
Other comprehensive (loss), net of tax	—	—	—	—	—	—	(2,233)	(2,233)
Issuance of common stock under employee stock plans	450,112	4	—	—	25	—	—	29
Shares withheld for taxes related to vesting of equity awards	(112,482)	(2)	—	—	(800)	—	—	(802)
Stock repurchase	(256,046)	(2)	—	—	(1,770)	—	—	(1,772)
Share-based compensation	—	—	—	—	1,686	—	—	1,686
Balance as of July 3, 2020	10,800,974	108	—	—	814,283	(730,741)	(14,969)	68,681
Net income	—	—	—	—	—	110,139	—	110,139
Other comprehensive income, net of tax	—	—	—	—	—	—	642	642
Issuance of common stock under employee stock plans	393,724	4	—	—	1,902	—	—	1,906
Shares withheld for taxes related to vesting of equity awards	(13,366)	—	—	—	(167)	—	—	(167)
Stock repurchase	(27,887)	—	19,587	(787)	—	—	—	(787)
Share-based compensation	—	—	—	—	2,921	—	—	2,921
Balance as of July 2, 2021	11,153,445	112	19,587	(787)	818,939	(620,602)	(14,327)	183,335
Net income	—	—	—	—	—	21,160	—	21,160
Other comprehensive (loss), net of tax	—	—	—	—	—	—	(1,702)	(1,702)
Issuance of common stock under employee stock plans	198,143	2	—	—	1,029	—	—	1,031
Shares withheld for taxes related to vesting of equity awards	(16,072)	—	—	—	(543)	—	—	(543)
Stock repurchase	(175,356)	(2)	175,356	(5,360)	—	—	—	(5,362)
Share-based compensation	—	—	—	—	3,834	—	—	3,834
Balance as of July 1, 2022	11,160,160	$112	194,943	$(6,147)	$823,259	$(599,442)	$(16,029)	$201,753
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
Our fiscal year ends on the Friday nearest June 30. This was July 1, for fiscal 2022, July 2, for fiscal 2021 and July 3, for fiscal 2020. Fiscal 2022 and 2021 presented 52 weeks while fiscal 2020 included 53 weeks . In these notes to consolidated financial statements, we refer to our fiscal years as “fiscal 2022”, “fiscal 2021” and “fiscal 2020.”
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
As of July 1, 2022 and July 2, 2021, all of our high-quality marketable debt securities were invested in prime money market funds.

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
Significant Concentrations
We typically invoice our customers for the sales order (or contract) value of the related products delivered at various milestones, including order receipt, shipment, installation and acceptance and for services when rendered. Our trade receivables are derived from sales to customers located in North America, Africa, Europe, the Middle East, Asia-Pacific and Latin America.
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
During fiscal 2022, Motorola accounted for 13% of our total revenue. During fiscal 2021 and 2020 there were no customers that accounted for more than 10% of our total revenue. As of July 1, 2022 and July 2, 2021, MTN Group accounted for approximately 17% and 14%, respectively, of our accounts receivable.
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
We determine if an arrangement contains a lease at inception. These operating leases are included in Right of use assets (ROU assets) on our July 1, 2022 consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligation to make lease payments are included in "Short-term lease liabilities" and "Long-term lease liabilities" on our July 1, 2022 consolidated balance sheets. We have not entered into any financing leases during fiscal 2022.
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
Gains and losses resulting from foreign exchange transactions and revaluation of monetary assets and liabilities in non-functional currencies are included in other income, net in the accompanying consolidated statements of operations, based on the nature of the transactions. Net foreign exchange (loss) gains recorded in our consolidated statements of operations during fiscal 2022, 2021 and 2020 were $(1.1) million, $(1.0) million, and $0.4 million, respectively.

Retirement Benefits
As of July 1, 2022, we provided retirement benefits to substantially all employees primarily through our defined contribution retirement plans. These plans have matching and savings elements. Contributions by us to these retirement plans are based on profits and employees’ savings with no other funding requirements. Contributions to retirement plans are expensed as incurred. Retirement plan expense amounted to $1.9 million, $1.8 million and $1.7 million in fiscal 2022, 2021 and 2020, respectively.
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
Advertising Costs
We expense all advertising costs as incurred. Advertising costs were immaterial during fiscal 2022, 2021 and 2020.
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
We are required to compute our income taxes in each federal, state, and foreign jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes as well as operating loss and tax credit carry forwards. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our consolidated balance sheets. Our judgments, assumptions, and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated balance sheets and consolidated statements of operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance, if required. Our determination of our valuation allowance is based upon a number of assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in our consolidated statements of operations.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 will be effective for us in our first quarter of fiscal 2023, and earlier adoption is permitted. We are evaluating the impact adopting Topic 326 will have on our consolidated financial statements.
Note 2. Net Income per Share of Common Stock
Net income per share is computed using the two-class method, by dividing net income attributable to us by the weighted average number of shares of our outstanding common stock and participating securities outstanding.

The following table presents the computation of basic and diluted net income per share attributable to our common stockholders:

	Fiscal Year
(In thousands, except per share amounts)	2022	2021	2020
Numerator:
Net income	$21,160	$110,139	$257

Denominator:
Weighted average shares outstanding, basic	11,167	11,036	10,782
Effect of potentially dilutive equivalent shares	653	652	154
Weighted average shares outstanding, diluted	11,820	11,688	10,936

Net income per share:
Basic	$1.89	$9.98	$0.02
Diluted	$1.79	$9.42	$0.02
The following table summarizes the weighted-average equity awards that were excluded from the diluted net income per share calculations since they were antidilutive:

	Fiscal Year
(In thousands)	2022	2021	2020
Stock options	114	8	356
Restricted stock units and performance stock units	72	4	2
Total shares of common stock excluded	186	12	358
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
Revenue from services includes certain network planning and design, engineering, installation and commissioning (“field services”), extended warranty, customer support, consulting, training, and education. Maintenance and support services are generally offered to our customers and recognized over a specified period of time and from sales and subsequent renewals of maintenance and support contracts. The network planning and design, engineering and installation related services noted are recognized based on an over-time recognition model using the cost-input method. Certain judgment is required when estimating total contract costs and progress to completion on the over-time arrangements, as well as whether a loss is expected to be incurred on the contract. The cost estimation process for these contracts is based on the knowledge and experience of the Company’s project managers, engineers, and financial professionals. Changes in job performance and job conditions are factors that influence estimates of the total costs to complete those contracts and the Company’s revenue recognition. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made in a timely manner. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are reflected in income in the period in which the circumstances that gave rise to the revision become known to us. We perform ongoing profitability analysis of our service contracts accounted for under this method to determine whether the latest estimates of revenues, costs, and profits require updating. In rare circumstances if these estimates indicate that the contract will be unprofitable, the entire estimated loss for the remainder of the contract is recorded immediately. We establish billing terms at the time project deliverables and milestones are agreed. Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled receivables and if invoicing is ahead of revenue recognized it is classified as an unearned liability on the consolidated balance sheets.
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
We elected the practical expedient to expense sales commissions as incurred when the amortization period of the related asset is one year or less. These costs are recorded as sales and marketing expense and included in our consolidated balance sheet as accrued expenses until paid. Our amortization expense was not material for the fiscal years ended July 1, 2022, July 2, 2021 and July 3, 2020.
Contract Balances, Performance Obligations, and Backlog
The following table provides information about receivables and liabilities from contracts with customers (in thousands):

	July 1, 2022	July 2, 2021
Contract Assets
Accounts receivable, net	$73,168	$48,135
Unbilled receivables	$45,857	$37,521
Capitalized commissions	$2,341	$1,720
Contract Liabilities
Advance payments and unearned revenue	$33,740	$32,304
Unearned revenue, long-term	$8,920	$8,592
Significant changes in contract balances may arise as a result of recognition over time for services, transfer of control for equipment, and periodic payments (both in arrears and in advance). The Contract Asset balance has continued to grow as we continue to execute on large North American over time projects and International projects that carry notably longer payment terms.
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
As of July 1, 2022, we had $42.7 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 60% is expected to be recognized as revenue in fiscal 2023 and the remainder thereafter. During fiscal years 2022 and 2021, we recognized approximately $23.3 million and $21.9 million respectively, that was included in advance payments and unearned revenue at the beginning of each reporting period.
Remaining Performance Obligations

We elect the practical consideration to exclude performance obligations that relate to contracts with original expected durations of one year or less. As our product purchase orders are generally delivered within one year or less and our maintenance and support service contracts can be terminated without substantive termination penalties resulting in contracts with less than one year of duration, these performance obligations have been excluded from the remaining performance obligation amounts. The aggregate amount of transaction price allocated to the remaining unsatisfied performance obligations (or partially unsatisfied) was approximately $97.0 million at July 1, 2022 relating to our long-term field service projects. Of this amount, we expect to recognize approximately 50% as revenue during fiscal 2023, with the remaining amount to be recognized as revenue beyond 12 months.

Note 4. Leases
We lease facilities under non-cancelable operating lease agreements. These leases have original terms that range from one to 20 years and may contain leasehold improvement incentives, rent holidays and escalation clauses. In addition, some of these leases have renewal options for up to 3 years. We lease office space in Austin, Texas as our corporate headquarters with an original term of 36 months.
We determine if an arrangement contains a lease at inception. These operating leases are included in "Right of use assets" (ROU assets) on our July 1, 2022 consolidated balance sheet and represent our right to use the underlying asset for the lease term. Our obligation to make lease payments are included in "Short-term lease liabilities" and "Long-term lease liabilities" on our July 1, 2022 consolidated balance sheet. We have not entered into any financing leases during fiscal 2022.
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
As of July 1, 2022, total ROU assets were approximately $2.8 million, and short-term lease liabilities and long-term lease liabilities were approximately $0.5 million and $2.4 million, respectively. Cash paid for lease liabilities was $0.7 million for fiscal 2022.
The following summarizes our lease costs, lease term and discount rate for fiscal 2022 and 2021 (in thousands):

	Fiscal
	2022	2021
Operating lease costs	$1,061	$1,213
Short-term lease costs	2,252	1,639
Variable lease costs	171	324
Total lease costs	$3,484	$3,176
Other information related to our operating leases for fiscal 2022 and 2021 (in thousands, except for weighted average):

	Fiscal
	2022	2021
Weighted average remaining lease term	7.9 years	7.8 years
Weighted average discount rate	5.6%	5.7%
Operating lease assets obtained in exchange for operating lease liabilities	$104	$1,772
Rental expense for operating leases, including rentals on a month-to-month basis was $3.6 million for fiscal 2022 and $3.3 million for each of fiscal 2021 and 2020.
As of July 1, 2022, our future minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year were as follows (in thousands):

Fiscal years	Amount
2023	$667
2024	553
2025	570
2026	476
2027	169
Thereafter	1,386
Total lease payments	3,821
Less: interest	(896)
Present value of lease liabilities	$2,925

Note 5. Balance Sheet Components
Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that reconciles to the corresponding amount in the Consolidated Statements of Cash Flows:

(In thousands)	July 1, 2022	July 2, 2021
Cash and cash equivalents	$36,877	$47,942
Restricted cash included in Other assets	227	256
Total cash, cash equivalents, and restricted cash	$37,104	$48,198
Accounts Receivable, net
Our net accounts receivable are summarized below:

(In thousands)	July 1, 2022	July 2, 2021
Accounts receivable	$74,102	$50,276
Less: Allowances for collection losses	(934)	(2,141)
Total accounts receivable, net	$73,168	$48,135

Inventories
Our inventories are summarized below:

(In thousands)	July 1, 2022	July 2, 2021
Finished products	$14,916	$15,409
Raw materials and supplies	10,478	8,027
Total inventories	$25,394	$23,436
Consigned inventories included within raw materials	$9,796	$6,570
During fiscal 2022, 2021 and 2020, we recorded charges to adjust our inventory and customer service inventory due to excess and obsolete inventory resulting from lower sales forecasts, product transitioning or discontinuance. Such charges incurred during fiscal 2022, 2021 and 2020 were classified in cost of product sales as follows:

	Fiscal Year
(In thousands)	2022	2021	2020
Excess and obsolete inventory charges (recovery)	$647	$544	$233
Customer service inventory write-downs	1,088	908	712
Total charges	$1,735	$1,452	$945
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
Property, Plant and Equipment, net
Our property, plant and equipment, net is summarized below:

(In thousands)	July 1, 2022	July 2, 2021
Land	$210	$210
Buildings and leasehold improvements	5,796	6,914
Software	21,368	21,370
Machinery and equipment	49,584	51,244
	76,958	79,738
Less accumulated depreciation and amortization	(68,071)	(68,037)
Total Property, Plant and Equipment, net	$8,887	$11,701
Included in the total plant, property and equipment above were $1.2 million and $0.3 million of assets in progress which have not been placed in service as of July 1, 2022 and July 2, 2021, respectively. Depreciation and amortization expense related to property, plant and equipment, including amortization of internal use software was $4.5 million, $5.4 million and $4.4 million in fiscal 2022, 2021 and 2020, respectively.
Accrued Expenses
Our accrued expenses are summarized below:

(In thousands)	July 1, 2022	July 2, 2021
Accrued compensation and benefits	$11,625	$13,455
Accrued agent commissions	1,864	2,348
Accrued warranties	2,913	3,228
Other	10,049	9,123
	$26,451	$28,154
We accrue for the estimated cost to repair or replace products under warranty. Changes in our warranty liability, which is included as a component of accrued expenses in the consolidated balance sheets, were as follows:

	Fiscal Year
(In thousands)	2022	2021	2020
Balance as of the beginning of the fiscal year	$3,228	$3,196	$3,323
Warranty provision recorded during the period	1,328	1,679	1,564
Consumption during the period	(1,643)	(1,647)	(1,691)
Balance as of the end of the period	$2,913	$3,228	$3,196
Advance payments and Unearned Revenue
Our advance payments and unearned revenue are summarized below:

(In thousands)	July 1, 2022	July 2, 2021
Advance payments	$1,870	$2,445
Unearned revenue	31,870	29,859
	$33,740	$32,304
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
The carrying amounts, estimated fair values and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of July 1, 2022 and July 2, 2021 were as follows:

	July 1, 2022		July 2, 2021
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Cash and cash equivalents:
Money market funds	$5,367	$5,367	$26,847	$26,847	Level 1
Bank certificates of deposit	$3,682	$3,682	$3,288	$3,288	Level 2
Marketable securities	$10,893	$10,893	$—	$—	Level 1
Liabilities:
Other accrued expenses:
Foreign exchange forward contracts	$114	$114	$14	$14	Level 2

We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items mainly are marketable securities and money market funds purchased from major financial institutions. Our marketable securities are included in current assets on our balance sheet as they are available to be converted into cash to fund current operations. These marketable securities are publicly traded stock measured at fair value and classified within Level 1. As of July 1, 2022, these money market funds were valued at $1.00 net asset value per share by these financial institutions.
We classify items in Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources are available with reasonable levels of price transparency. Our bank certificates of deposit and foreign exchange forward contracts are classified within Level 2. Foreign currency forward contracts are measured at fair value using observable foreign currency exchange rates. The assets and liabilities related to our foreign currency forward contracts were not material as of July 1, 2022 and July 2, 2021. We did not have any recurring assets or liabilities that were valued using significant unobservable inputs.
Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During fiscal 2022, 2021 and 2020, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.
Note 7. Credit Facility and Debt
On May 17, 2020, we entered into Amendment No. 4 to Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Credit Facility”) which extended the expiration date to June 28, 2024. The SVB Credit Facility provides for a $25.0 million accounts receivable formula based revolving credit facility that can be borrowed by our U.S. company, with a $25.0 million sublimit that can be borrowed by our U.S. and Singapore entities. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of the borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the accounts receivable formula based revolving credit facility can also be utilized to issue letters of credit with a $12.0 million sub limit. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of July 1, 2022, available credit under the SVB Credit Facility was $21.7 million reflecting the calculated borrowing base of $25.0 million less outstanding letters of credit of $3.3 million. We did not borrow against the SVB Credit Facility during fiscal 2022 or 2021 and there was no borrowing outstanding as of July 1, 2022.
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
The SVB Credit Facility contains monthly and quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with Silicon Valley Bank may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 5.00% above the applicable interest rate. As of July 1, 2022, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility.
During fiscal 2022, we terminated an uncommitted short-term line of credit from a bank in New Zealand to support the operations of our subsidiary located there.

Note 8. Restructuring Activities
The following table summarizes our restructuring related activities during fiscal year 2022, 2021 and 2020:

(In thousands)	Severance and Benefits			Facilities and Other
	Q4 2022 Plan	Fiscal 2021 Plan	Prior Years Plans	Prior Years Plans	Total
Balance as of June 28, 2019	$—	$—	$1,089	$238	$1,327
Charges, net	—	—	4,049	—	4,049
Cash payments	—	—	(2,636)	—	(2,636)
Foreign currency translation (gain) loss	—	—	—	(2)	(2)
Balance as of July 3, 2020	—	—	2,502	236	2,738
Charges, net	—	2,414	(143)	—	2,271
Cash payments	—	(205)	(2,086)	—	(2,291)
Foreign currency translation (gain) loss	—	—	7	12	19
Balance as of July 2, 2021	—	2,209	280	248	2,737
Charges, net	434	271	(231)	(236)	238
Cash payments	(139)	(1,371)	(49)	—	(1,559)
Foreign currency translation (gain) loss	—	(23)	—	(12)	(35)
Balance as of July 1, 2022	$295	$1,086	$—	$—	$1,381
As of July 1, 2022, the sum of the accrual balance of $1.4 million was in short-term restructuring liabilities on the consolidated balance sheets. Included in the above plans for which we were carrying a provision were positions identified for termination that have not been executed from a restructuring perspective.

Q4 2022 Plan
During the fourth quarter of Q4 2022, our Board of Directors approved a restructuring plan (the “Q4 2022 Plan”) to restructure specific groups to optimize skill sets and align structure to execute on strategic deliverables. The Q4 2022 Plan was anticipated to entail a reduction in force of approximately 11 employees to be implemented through early fiscal year 2023, with a certain number of positions being consolidated.

Fiscal 2021 Plan
During the third quarter of fiscal 2021, our Board of Directors approved restructuring plans (the “Fiscal 2021 Plan”) to continue to reduce our operating costs and improve profitability as part of our transformational initiative to optimize our business model and increase efficiencies. We recorded restructuring charges of $2.4 million related to the Fiscal 2021 Plan in fiscal 2021. The Fiscal 2021 Plan was anticipated to entail a reduction in force of approximately 30 employees to be implemented through the end of fiscal year 2022, with a certain number of positions being consolidated and/or relocated.
Q4 2020 Plan
During the fourth quarter of fiscal 2020, our Board of Directors approved a restructuring plan (the “Q4 2020 Plan”) to continue to reduce our operating costs and improve profitability to optimize our business model and increase efficiencies. Payments related to the accrued restructuring liability balance for this plan was completed in the second quarter of fiscal 2022.
Prior Years’ Plan
Activities under the Fiscal 2015-2016 Plan primarily included reductions in workforce across the Company, but primarily in operations outside the United States. Payments related to the accrued restructuring liability balance for this plan are complete.

Note 9. Stockholders’ Equity
Stock Repurchase Program
During the second quarter of fiscal 2022 we completed the $7.5 million stock repurchase program approved by our board of directors in May 2018. This repurchase program was temporarily suspended from February 2020 to February 2021. In November 2021 our board of directors approved a stock repurchase program to purchase up to $10.0 million of our common stock. During fiscal 2022, 2021 and 2020 we repurchased $5.4 million, $0.8 million and $1.8 million of our common stock in the open market respectively. As of July 1, 2022, $7.3 million remained available for repurchase under our November 2021 stock repurchase program.
The following table summarizes the repurchase of our common stock:

(In thousands, except share and per-share amounts)	Shares	Weighted-Average Price Paid per Share	Aggregate purchase price
Fiscal 2022 Treasury Shares	175,356	$30.57	$5,361
Fiscal 2021 Treasury Shares	19,587	$40.16	$787
Fiscal 2020	256,046	$6.91	$1,769

Starting in February 2021, repurchased shares were recorded as treasury stock and we do not anticipate retiring them. Treasury stock did not participate in the two-for-one stock split in the form of a stock dividend paid on April 7, 2021. All repurchased shares prior to February 2021 were retired and reflected the two-for-one stock split. As of July 1, 2022, $7.3 million remained available for repurchase under our November 2021 stock repurchase program.
Stock Incentive Programs
Stock Equity Plan
At July 1, 2022, we had one stock incentive plan for our employees and non-employee directors, the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan was approved by the stockholders at the fiscal year 2017 Annual Stockholders’ Meeting and it added 500,000 shares to the equity pool of shares available to grant to employees and non-employee directors. The 2018 Plan replaced the 2007 Plan as our primary long-term incentive program (“LTIP”). The 2007 Plan was discontinued following stockholder approval of the 2018 Plan, but the outstanding awards under the 2007 Plan will continue to remain in effect in accordance with their terms; provided that, as shares are returned under the 2007 Plan upon cancellation, termination or otherwise of awards outstanding under the 2007 Plan, such shares will be available for grant under the 2018 Plan. The 2018 Plan also provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units.
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
We issue new shares of our common stock to our employees upon the exercise of stock options, vesting of restricted stock awards and units or vesting of performance share awards and units. All awards that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares and made available for future grants under the 2018 Plan. Shares of our common stock remaining available for future issuance under the 2018 Plan totaled 932,752 as of July 1, 2022.

On March 3, 2020, our Board of Directors authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of our common stock, par value $0.01 per share, to our stockholders of record as of the close of business on March 3, 2020, (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company at an exercise price of $35.00 per one one-thousandth of a Preferred Share, subject to adjustment. Until the rights become exercisable, they will not be evidenced by separate certificates and will trade automatically with shares of the Company’s common stock. The Rights have a de minimis fair value. The complete terms of the Rights are set forth in The Plan, dated as of March 3, 2020, and amended as of August 27, 2020, between the Company and Computershare Inc., as rights agent. By adopting the Plan, we are helping to preserve the value of certain deferred tax benefits, including those generated by net operating losses (collectively, the “Tax Benefits”), which could be lost in the event of an “ownership change” as defined under Section 382 Code. We submitted the Plan to a stockholder vote and our stockholders voted to approve the Plan at the 2020 Annual Meeting of Stockholders.

Also, on September 6, 2016, our Board of Directors adopted certain amendments to our Amended and Restated Certificate of Incorporation, as amended (the “Charter Amendments”) The Charter Amendments are designed to preserve the Tax Benefits by restricting certain transfers of our common stock.
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees are entitled to purchase shares of our common stock at a 5% discount from the fair market value at the end of a three-month purchase period. As of July 1, 2022, 110,123 shares were reserved for future issuances under the ESPP. We issued 2,329 shares under the ESPP during fiscal 2022.
Share-Based Compensation
Total following table presents the compensation expense for share-based awards included in our consolidated statements of operations for fiscal 2022, 2021 and 2020:

	Fiscal Year
(In thousands)	2022	2021	2020
By Expense Category:
Cost of product sales and services	$440	$372	$182
Research and development	246	250	112
Selling and administrative	3,148	2,299	1,392
Total share-based compensation expense	$3,834	$2,921	$1,686
By Types of Award:
Options	$582	$757	$588
Restricted stock awards and units	1,482	857	743
Performance share awards and units and market-based stock units	1,770	1,307	355
Total share-based compensation expense	$3,834	$2,921	$1,686
The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted-average basis, by type of award:

	July 1, 2022
	Unamortized Expense	Weighted-Average Remaining Recognition Period
	(In thousands)	(Years)
Options	$839	1.11
Restricted stock awards and units	$7,736	2.02
Performance share awards and units	$2,243	1.10

Stock Options
A summary of the combined stock option activity under our equity plans during fiscal 2022 is as follows:

	Shares	Weighted-Average Exercise Price-	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	(In thousands)
Options outstanding as of July 2, 2021	540,790	$9.55	5.38	$12,090
Granted	114,012	$33.84
Exercised	(103,088)	$9.33
Forfeited	(81,998)	$11.35
Expired	—	$—
Options outstanding as of July 1, 2022	469,716	$15.15	4.68	$5,599
Options vested and expected to vest as of July 1, 2022	469,716	$15.15	4.68	$5,599
Options exercisable as of July 1, 2022	111,505	$9.97	3.3	$1,693
The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on July 1, 2022 of $25.09, and the exercise price for in-the-money options that would have been received by the optionees if all options had been exercised on July 1, 2022.
Additional information related to our stock options is summarized below:

	Fiscal Year
(In thousands)	2022	2021	2020
Intrinsic value of options exercised	$1,624	$2,208	$3
Fair value of options vested	$608	$484	$499
The fair value of each option grant under our 2018 Stock Plan was estimated using the Black-Scholes option pricing model on the date of grant. A summary of the significant weighted-average assumptions we used in the Black-Scholes valuation model is as follows:

	Fiscal Year
	2022	2021	2020
Expected dividends	—%	—%	—%
Expected volatility	61.9%	48.5%	51.7%
Risk-free interest rate	0.4%	0.2%	1.7%
Expected term (in years)	3.0	3.0	4.6
The following summarizes all of our stock options outstanding and exercisable as of July 1, 2022:

			Options Outstanding			Options Exercisable
Actual Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
				(Years)
$6.42	—	$6.42	9,826	4.88	$6.42	6,552	$6.42
$7.23	—	$7.23	145,554	3.76	$7.23	18,668	$7.23
$8.90	—	$8.90	40,204	2.52	$8.90	40,204	$8.90
$11.00	—	$11.00	150,956	5.06	$11.00	40,708	$11.00
$17.25	—	$35.97	123,176	6.01	$32.32	5,373	$24.00
			469,716	4.68	$15.15	111,505	$9.97

Restricted Stock Awards and Units
A summary of the status of our restricted stock as of July 1, 2022 and changes during fiscal 2022 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock outstanding as of July 2, 2021	189,244	$10.46
Granted	279,588	$32.26
Vested and released	(46,788)	$11.57
Forfeited	(38,787)	$16.73
Restricted stock outstanding as of July 1, 2022	383,257	$25.59
The fair value of each restricted stock grant is based on the closing price of our common stock on the date of grant. The total grant date fair value of restricted stock that vested during fiscal 2022, 2021 and 2020 was $0.5 million, $0.5 million and $1.7 million, respectively.
Market-Based Stock Units
A summary of the status of our market-based stock units as of July 1, 2022 and changes during fiscal 2022 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Market-based stock units outstanding as of July 2, 2021	165,000	$11.51
Granted	46,533	38.91
Vested and released	—	—
Forfeited	(3,474)	35.97
Market-based stock units outstanding as of July 1, 2022	208,059	$14.54
The fair value for each market-based stock units with market condition was estimated using the Monte-Carlo simulation model. A summary of the significant weighted-average assumptions we used in the Monte-Carlo simulation model is as follows:

	Fiscal Year
	2022	2021
Expected dividends	—	—
Expected volatility	62.2% - 60.0%	53.2% - 48.9%
Risk-free interest rate	0.37% - 0.45%	0.13% - 0.19%
Weighted-average grant date fair value per share granted	$35.56 - $31.88	$14.07
Performance Share Awards and Units
A summary of the status of our performance shares awards and units as of July 1, 2022 and changes during fiscal 2022 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Performance share awards and units outstanding as of July 2, 2021	103,328	$14.58
Granted	—	$—
Vested and released	(45,938)	$8.66
Forfeited/Cancelled	(40,346)	$9.38
Performance share awards and units outstanding as of July 1, 2022	17,044	$42.85
The total grant date fair value of performance share units that vested during fiscal 2022, 2021 and 2020 was $0.4 million, $0.4 million and $0.5 million, respectively.
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
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for 2022, 2021 and 2020 were as follows:

	Fiscal Year
(In thousands)	2022	2021	2020
North America	$199,801	$183,071	$151,709
Africa and Middle East	47,527	44,023	37,595
Europe	12,973	8,826	11,157
Latin America and Asia Pacific	42,658	38,991	38,181
Total Revenue	$302,959	$274,911	$238,642
Revenue by country comprising more than 5% of our total revenue for fiscal 2022, 2021 and 2020 was as follows:

(In thousands, except percentages)	Revenue	% of Total Revenue
Fiscal 2022:
United States	$198,824	65.6%
Philippines	16,327	5.4%
Fiscal 2021:
United States	$181,842	66.1%
Fiscal 2020:
United States	$147,795	61.9%
Philippines	$12,550	5.3%

Our long-lived assets, consisting primarily of net property, plant and equipment, by geographic areas based on the physical location of the assets as of July 1, 2022 and July 2, 2021 were as follows:

(In thousands)	July 1, 2022	July 2, 2021
New Zealand	$5,149	$6,840
United States	2,972	3,434
Slovenia	433	1,122
Other countries	333	305
Total	$8,887	$11,701
Note 11. Income Taxes
Income before provision for income taxes during fiscal year 2022, 2021 and 2020 consisted of the following:

	Fiscal Year
(In thousands)	2022	2021	2020
United States	$31,923	$26,325	$9,497
Foreign	(1,488)	(3,885)	(5,788)
Total income before income taxes	$30,435	$22,440	$3,709
Provision for (benefit from) income taxes for fiscal year 2022, 2021 and 2020 were summarized as follows:

	Fiscal Year
(In thousands)	2022	2021	2020
Current provision (benefit):
Federal	$15	$(60)	$(10)
Foreign	1,234	2,128	3,589
State and local	333	221	45
	1,582	2,289	3,624
Deferred provision (benefit):
Federal	6,348	(75,587)	(744)
Foreign	161	983	572
State and local	1,184	(15,384)	—
	7,693	(89,988)	(172)
Total provision for (benefit from) income taxes	$9,275	$(87,699)	$3,452

The provision for (benefit from) income taxes differed from the amount computed by applying the federal statutory rate of 21.0%, to our income before provision for (benefit from) income taxes as follows:

	Fiscal Year
(In thousands)	2022	2021	2020
Tax provision at statutory rate	$6,344	$4,713	$779
Valuation allowances	220	(95,796)	(6,577)
Permanent differences	242	(346)	(347)
State and local taxes, net of U.S. federal tax benefit	1,534	1,436	542
Foreign income taxed at rates different than the U.S. statutory rate	439	209	764
Executive compensation limitation	439	—	—
Stock-based compensation excess tax benefits	(580)	(482)	—
Tax credit/deductions - generated and expired	113	108	99
Foreign withholding taxes	267	1,184	303
Brazil withholding tax receivable	—	72	—
Change in uncertain tax positions	644	102	2,674
Return-to-provision/Deferred true-up adjustments	(269)	—	5,634
Other	(118)	1,101	(419)
Total provision for (benefit from) income taxes	$9,275	$(87,699)	$3,452
Our provision for (benefit from) income taxes was $9.3 million of expense for fiscal 2022, $87.7 million of benefit for fiscal 2021 and $3.5 million of expense for fiscal 2020. Our tax expense for fiscal 2022 was primarily due to tax expense related to U.S. and profitable foreign subsidiaries.
Our tax benefit for fiscal 2021 was primarily due to the release of $92.2 million in valuation allowance on our U.S. federal and state deferred tax assets, offset by tax expenses related to profitable foreign subsidiaries and an increase in our reserve for uncertain tax positions.

The components of deferred tax assets and liabilities were as follows:

(In thousands)	July 1, 2022	July 2, 2021
Deferred tax assets:
Inventory	$4,065	$5,279
Accruals and reserves	3,248	3,437
Bad debts	157	392
Amortization	2,274	1,530
Stock compensation	807	552
Deferred revenue	1,913	1,960
Unrealized exchange gain/loss	374	197
Other	2,888	3,433
Tax credit carryforwards	4,926	5,447
Tax loss carryforwards	114,048	119,287
Total deferred tax assets before valuation allowance	134,700	141,514
Valuation allowance	(37,529)	(37,447)
Total deferred tax assets	97,171	104,067
Deferred tax liabilities:
Branch undistributed earnings reserve	176	130
Depreciation	948	450
Right of use assets	548	634
Other	650	—
Total deferred tax liabilities	2,322	1,214
Net deferred tax assets	$94,849	$102,853

As Reported on the Consolidated Balance Sheets
Deferred income tax assets	$95,412	$103,467
Deferred income tax liabilities	563	614
Total net deferred income tax assets	$94,849	$102,853
Our valuation allowance related to deferred income taxes, as reflected in our consolidated balance sheets, was $37.5 million as of July 1, 2022 and $37.4 million as of July 2, 2021. The change in valuation allowance for the fiscal years ended July 1, 2022 and July 2, 2021 was an increase of $0.1 million and a decrease of $98.7 million, respectively. The increase in the valuation allowance in fiscal 2022 was primarily due to losses in tax jurisdictions in which we cannot recognize tax benefits, partially offset by the release of certain U.S. federal, state, and foreign valuation allowances. The decrease in the valuation allowance in fiscal 2021 was primarily due to the release of certain U.S. federal, state, and foreign valuation allowances, partially offset by losses in tax jurisdictions in which we cannot recognize tax benefits. During the third quarter of fiscal 2021, we recorded a valuation allowance release of $92.2 million as a discrete item based on management’s reassessment of the amount of its U.S. federal and state deferred tax assets that are more likely than not to be realized, primarily as a result of increases in U.S. profitability in the current period and expectations of continued profitability in future periods. In performing our analysis, we used the most updated plans and estimates that we currently use to manage the underlying business and calculated the utilization of our deferred tax assets. As of July 1, 2022, we continue to maintain a valuation allowance of $1.1 million on certain U.S. federal and state deferred tax assets that we believe is not more likely than not to be realized in future periods.
Tax loss and credit carryforwards as of July 1, 2022 have expiration dates ranging between one year and no expiration in certain instances. The amounts of U.S. federal tax loss carryforwards as of July 1, 2022 was $358.9 million and begin to expire in fiscal 2023. The amount of U.S. federal and state tax credit carryforwards as of July 1, 2022 was $7.0 million, and certain credits began to expire in fiscal 2023. The amount of foreign tax loss carryforwards as of July 1, 2022 was $188.0 million and certain losses began to expire in fiscal 2023. The amount of foreign tax credit carryforwards as of July 1, 2022 was $2.8 million, and certain credits will begin to expire in fiscal 2026.

We use the flow-through method to account for investment tax credits generated on eligible scientific research and development expenditures. Under this method, the investment tax credits are recognized as a benefit to income tax in the year they are generated.
United States income taxes have not been provided on basis differences in foreign subsidiaries of $3.2 million as of July 1, 2022 because of our intention to reinvest these earnings indefinitely. Additionally, no foreign withholding taxes, federal or state taxes have been provided if these unremitted earnings of the Company’s foreign subsidiaries were distributed, as such amounts are considered permanently reinvested.
It is not practicable to estimate the additional income taxes, including applicable foreign withholding taxes, that would be due upon the repatriation of these earnings.
As of July 1, 2022, we had unrecognized tax benefits of $17.7 million for various federal, foreign, and state income tax matters. Unrecognized tax benefits increased by $0.4 million during fiscal 2022. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate was $9.7 million as of July 1, 2022. These unrecognized tax benefits are presented on the accompanying consolidated balance sheets net of the tax effects of net operating loss carryforwards.
We account for interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. The interest accrued was $0.7 million as of July 1, 2022. As of July 2, 2021, an immaterial amount of penalties have been accrued.
Our unrecognized tax benefit activity for fiscal 2022, 2021 and 2020 was as follows:

(In thousands)	Amount
Unrecognized tax benefit as of June 28, 2019	$12,987
Additions for tax positions in prior periods	7,023
Additions for tax positions in current periods	3,094
Decreases for tax positions in prior periods	(4,692)
Decreases related to change of foreign exchange rate	(365)
Unrecognized tax benefit as of July 3, 2020	18,047
Additions for tax positions in prior periods	184
Additions for tax positions in current periods	869
Decreases for tax positions in prior periods	(1,788)
Decreases related to change of foreign exchange rate	(57)
Unrecognized tax benefit as of July 2, 2021	17,255
Additions for tax positions in prior periods	54
Additions for tax positions in current periods	704
Decreases for tax positions in prior periods	(104)
Decreases related to change of foreign exchange rate	(202)
Unrecognized tax benefit as of July 1, 2022	$17,707
There was no change in our unrecognized tax benefit for tax positions in prior periods for fiscal year 2022 related to settlements with tax authorities in the table above. Our unrecognized tax benefit decreased for tax positions in prior periods by $0.9 million and $3.8 million for fiscal year 2021 and 2020, respectively, related to settlements with tax authorities in the table above.
We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions that are open and subject to potential audits include the U.S., Singapore, Nigeria, and Saudi Arabia. The earliest years for these jurisdictions are as follows: U.S. - 2003; Singapore - 2015; Nigeria – 2006; and Saudi Arabia - 2019.
On December 27, 2020, the US enacted the Consolidated Appropriations Act of 2021 (CAA) which extended and expanded certain tax relief measures created by the CARES Act, including, but not limited to, (1) second round of Payroll Protection Program loans, and (2) the Employer Retention Credit for 2021.

On March 11, 2021, the US enacted the American Rescue Plan Act of 2021 (ARPA) which expands Section 162(m) to cover the next five most highly compensated employees for the taxable year, in addition to the “covered employees” effective for taxable years beginning after December 31, 2026. We continue to examine the elements of CAA and ARPA and the impact they may have on our future business.
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
As of July 1, 2022, we had outstanding purchase obligations and other commitments as follows:

	Payments due by period
	2023	2024	2025	2026	2027	Total
Purchase obligations with suppliers of contract manufacturers	$45,378	$4,530	$2,909	$—	$—	$52,817
Contractual obligations associated with software as a service and software maintenance support	2,895	922	124	—	—	3,941
Total obligations	$48,273	$5,452	$3,033	$—	$—	$56,758
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of July 1, 2022, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of July 1, 2022, we had commercial commitments of $65.4 million outstanding that were not recorded on our consolidated balance sheets.
Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our products infringe the intellectual property rights of a third party. As of July 1, 2022, we have not received any notice that any customer is subject to an infringement claim arising from the use of our products; we have not received any request to defend any customers from infringement claims arising from the use of our products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of July 1, 2022, we had not recorded any liabilities related to these indemnifications.

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
Note 13. Subsequent Event
On April 13, 2022, Aviat and Redline Communications, Inc. (“Redline”), a leading provider of mission-critical data infrastructure, signed a definitive agreement for Aviat to acquire all outstanding common stock of Redline. The transaction closed on July 5, 2022, subsequent to the balance sheet date. Redline allows Aviat to expand its Private Networks Offering with Private LTE/5G, Unlicensed Wireless Access Solutions, by creating an integrated end-to-end offering for wireless access and transport in the Private Networks segment, leveraging Aviat's sales channel to address a large dollar Private LTE/5G addressable market and increasing Aviat’s reach in mission-critical industrial Private

Networks. Redline shareholders received $0.69 ($0.90 CAD) per share in cash. The total transaction value was approximately $12.9 million USD and the implied enterprise value was approximately $15.0 million after adding back Redline’s net debt as of July 5, 2022. Aviat is continuing to integrate Redline and additional disclosures are not available as of the time of this filing as we are in the process of determining the fair value of the assets and liabilities assumed.
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
Changes in Internal Controls Over Financial Reporting
There were no changes to our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended July 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management, including our CEO and CFO, assessed our internal control over financial reporting as of July 1, 2022, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
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
BDO USA LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of July 1, 2022. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
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
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement with the SEC within 120 days after the end of our fiscal year ended July 1, 2022.
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
Item 11. Executive Compensation
Information regarding our executive and director compensation will appear in our definitive Proxy Statement and is incorporated herein by reference.
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
1. Financial Statements
The financial statements of Aviat Networks, Inc. are set forth in Item 8 of this Annual Report on Form 10-K.
2. Financial Statement Schedules

Schedule	Page
Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended July 1, 2022	91
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

AVIAT NETWORKS, INC. (Registrant)

Date:	September 14, 2022	By:	/s/ David M. Gray
David M. Gray
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter A. Smith	President and Chief Executive Officer (Principal Executive Officer)	September 14, 2022
Peter A. Smith

/s/ David M. Gray	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 14, 2022
David M. Gray

/s/ John Mutch	Chairman of the Board	September 14, 2022
John Mutch

/s/ Bryan Ingram	Director	September 14, 2022
Bryan Ingram

/s/ Michele Klein	Director	September 14, 2022
Michele Klein

/s/ Somesh Singh	Director	September 14, 2022
Somesh Singh

/s/ James C. Stoffel	Director	September 14, 2022
James C. Stoffel

/s/ Bruce Taten	Director	September 14, 2022
Bruce Taten

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
AVIAT NETWORKS, INC.
Years Ended July 1, 2022, July 2, 2021 and July 3, 2020

(In thousands)	Balance at Beginning of Period	Charged to (Credit from) Costs and Expenses	Deductions		Balance at End of Period
Allowances for collection losses:
Year ended July 1, 2022	$2,141	$(1,206)	$—		$935
Year ended July 2, 2021	$1,841	$300	$—		$2,141
Year ended July 3, 2020	$1,602	$248	$9	(1)	$1,841
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

3.2	Amended and Restated Bylaws of Aviat Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 23, 2022, File No. 001-33278)
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

10.6
Letter Agreement, dated as of January 11, 2015, among Aviat Networks, Inc., Steel Partners Holdings L.P., Lone Star Value Management, LLC and certain other parties (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 12, 2015, File No. 001-33278)

10.7+
Employment Agreement, dated January 20, 2016, between Aviat Networks, Inc. and Eric Chang (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 21, 2016, File No. 001-33278)

10.7.1+
Amendment to Employment Agreement, dated June 20, 2018, between Aviat Networks, Inc. and Eric Chang (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 25, 2018, File No. 001-33278)

10.7.2+
Amendment to Employment Agreement, dated April 3, 2020, between Aviat Networks, Inc. and Eric Chang (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 3, 2020, File No. 001-33278)

10.8
Lease Agreement, dated June 8, 2016, between Aviat Networks, Inc., through its wholly owned subsidiary Aviat U.S., Inc., and The Irvine Company LLC (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for fiscal year end July 1, 2016 filed with the SEC on September 9, 2016, File No. 001-33278)

10.9+
Employment Agreement, dated January 2, 2020, between Aviat Networks, Inc. and Peter Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 2, 2020, File No. 001-33278)

10.9.1+
First Amendment to the Employment Agreement between Aviat Networks, Inc. and Peter Smith, dated May 17, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 18, 2021, File No. 001-33278)

10.9.2+
Second Amendment to Employment Agreement, dated July 4, 2021, between the Company and Pete Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 7, 2021, File No. 001-33278)

10.10+
Aviat Networks, Inc. Amended and Restated 2018 Incentive Plan (incorporated by reference to Appendix 1 to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on September 27, 2021, File No. 001-33278)

10.11+
Employment Agreement, dated September 21, 2021 between the Company and David Gray (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 18, 2021, File No. 001-33278)

10.12+*	Employment Agreement, dated July 1, 2012 between the Company and Bryan C. Tucker
10.12.1+*	Letter Agreement amending Employment Agreement dated June 27, 2019, between the Company and Bryan C. Tucker
21*	List of Subsidiaries of Aviat Networks, Inc.
23.1*	Consent of BDO USA, LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________________________

+	Management compensatory contract, arrangement or plan required to be filed as an exhibit pursuant to Item 15(b) of this report.
*	Filed herewith.
**	Furnished herewith.