Form 10-Q
period 2022-09-30
AVIAT NETWORKS, INC.
filed 2022-11-02
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock as of October 28, 2022 was 11,320,109.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2022

PART I.     FINANCIAL INFORMATION

Item 1.Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and par value amounts)	September 30, 2022	July 1, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$21,607	$36,877
Marketable securities	1,252	10,893
Accounts receivable, net	72,471	73,168
Unbilled receivables	50,389	45,857
Inventories	32,888	25,394
Customer service inventories	2,069	1,775
Other current assets	16,279	12,437
Total current assets	196,955	206,401
Property, plant and equipment, net	11,923	8,887
Goodwill	4,950	—
Intangible assets, net	7,166	—
Deferred income taxes	92,310	95,412
Right of use assets	2,987	2,759
Other assets	10,437	10,445
TOTAL ASSETS	$326,728	$323,904
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$48,236	$42,394
Accrued expenses	24,806	26,451
Short-term lease liabilities	833	513
Advance payments and unearned revenue	35,483	33,740
Restructuring liabilities	1,522	1,381
Total current liabilities	110,880	104,479
Unearned revenue	7,844	8,920
Long-term lease liabilities	2,407	2,412
Other long-term liabilities	246	273
Reserve for uncertain tax positions	5,366	5,504
Deferred income taxes	563	563
Total liabilities	127,306	122,151
Commitments and contingencies (Note 13)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 11,312,974 shares issued and outstanding at September 30, 2022; 11,160,160 shares issued and outstanding at July 1, 2022	113	112
Treasury stock	(6,147)	(6,147)
Additional paid-in-capital	824,786	823,259
Accumulated deficit	(602,188)	(599,442)
Accumulated other comprehensive loss	(17,142)	(16,029)
Total equity	199,422	201,753
TOTAL LIABILITIES AND EQUITY	$326,728	$323,904
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	September 30, 2022	October 1, 2021
Revenues:
Revenue from product sales	$55,101	$50,847
Revenue from services	26,150	22,311
Total revenues	81,251	73,158
Cost of revenues:
Cost of product sales	35,253	31,925
Cost of services	16,544	15,152
Total cost of revenues	51,797	47,077
Gross margin	29,454	26,081
Operating expenses:
Research and development expenses	6,087	5,910
Selling and administrative expenses	17,504	12,698
Restructuring charges	1,950	659
Total operating expenses	25,541	19,267
Operating income	3,913	6,814
Other expense (income), net	2,782	(28)
Income before income taxes	1,131	6,842
Provision for income taxes	3,877	2,160
Net (loss) income	$(2,746)	$4,682

Net (loss) income per share of common stock outstanding:
Basic	$(0.25)	$0.42
Diluted	$(0.25)	$0.39
Weighted-average shares outstanding:
Basic	11,200	11,159
Diluted	11,200	11,954
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended
(In thousands)	September 30, 2022	October 1, 2021
Net (loss) income	$(2,746)	$4,682
Other comprehensive (loss)
Net change in cumulative translation adjustments	(1,113)	(164)
Other comprehensive (loss)	(1,113)	(164)
Comprehensive (loss) income	$(3,859)	$4,518
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	September 30, 2022	October 1, 2021
Operating Activities
Net (loss) income	$(2,746)	$4,682
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	1,344	1,264
Amortization of intangible assets acquired	124	—
Provision for (Recoveries of) uncollectible receivables	182	(2)
Share-based compensation	1,838	863
Deferred tax expense	3,338	1,116
Charges for inventory and customer service inventory write-downs	405	381
Noncash lease expense	206	276
Net loss on marketable securities	1,734	—
Changes in operating assets and liabilities:
Accounts receivable	4,279	(11,382)
Unbilled receivables	(5,570)	(2,251)
Inventories	(2,214)	(339)
Customer service inventories	(513)	(667)
Accounts payable	(346)	7,099
Accrued expenses	(2,619)	(3,852)
Advance payments and unearned revenue	(2,496)	3,114
Income taxes payable or receivable	91	753
Other assets and liabilities	(3,087)	(73)
Change in lease liabilities	(264)	(300)
Net cash (used in) provided by operating activities	(6,314)	682
Investing Activities
Payments for acquisition of property, plant and equipment	(474)	(349)
Proceeds from sale of marketable securities	7,907	—
Acquisition, net of cash acquired and purchases of intangible assets	(15,769)	—
Net cash used in investing activities	(8,336)	(349)
Financing Activities
Proceeds from borrowings	15,000	—
Repayments of borrowings	(15,000)	—
Payments for repurchase of common stock - treasury shares	—	(713)
Payments for taxes related to net settlement of equity awards	(670)	(358)
Proceeds from issuance of common stock under employee stock plans	360	267
Net cash used in financing activities	(310)	(804)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(347)	(187)
Net decrease in cash, cash equivalents, and restricted cash	(15,307)	(658)
Cash, cash equivalents, and restricted cash, beginning of period	37,104	48,198
Cash, cash equivalents, and restricted cash, end of period	$21,797	$47,540

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended September 30, 2022
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount	$ Amount
Balance as of July 1, 2022	11,160,160	$112	$(6,147)	$823,259	$(599,442)	$(16,029)	$201,753
Net loss	—	—	—	—	(2,746)	—	(2,746)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,113)	(1,113)
Issuance of common stock under employee stock plans	174,317	2	—	358	—	—	360
Shares withheld for taxes related to vesting of equity awards	(21,503)	(1)	—	(669)	—	—	(670)
Share-based compensation	—	—	—	1,838	—	—	1,838
Balance as of September 30, 2022	11,312,974	$113	$(6,147)	$824,786	$(602,188)	$(17,142)	$199,422

	Three Months Ended October 1, 2021
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount	$ Amount
Balance as of July 2, 2021	11,153,445	$112	$(787)	$818,939	$(620,602)	$(14,327)	$183,335
Net income	—	—	—	—	4,682	—	4,682
Other comprehensive loss, net of tax	—	—	—	—	—	(164)	(164)
Issuance of common stock under employee stock plans	66,235	—	—	267	—	—	267
Shares withheld for taxes related to vesting of equity awards	(10,134)	—	—	(358)	—	—	(358)
Stock repurchase	(22,543)	—	(713)	—	—	—	(713)
Share-based compensation	—	—	—	863	—	—	863
Balance as of October 1, 2021	11,187,003	$112	$(1,500)	$819,711	$(615,920)	$(14,491)	$187,912

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information, and we have made estimates, assumptions and judgments affecting the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes, as discussed in greater detail below. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of our management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2022.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated.
We operate on a 52-week or 53-week year ending on the Friday closest to June 30. The three months ended September 30, 2022 and the three months ended October 1, 2021 both consisted of 13 weeks. Fiscal year 2023 will be comprised of 52 weeks and will end on June 30, 2023. Fiscal year 2022 was comprised of 52 weeks and ended on July 1, 2022.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates, assumptions and judgments affecting the amounts reported and related disclosures. Estimates are based upon historical factors, current circumstances and the experience and judgment of our management. We evaluate our estimates and assumptions on an ongoing basis and may employ outside experts to assist us in making these evaluations. Changes in such estimates, based on more accurate information, or different assumptions or conditions, may affect amounts reported in future periods. Such estimates affect significant items, including revenue recognition, business combinations, provision for uncollectible receivables, inventory valuation, valuation allowances for deferred tax assets, uncertainties in income taxes, contingencies and recoverability of long-lived assets. The actual results that we experience may differ materially from our estimates.
Summary of Significant Accounting Policies
There have been no material changes in our significant accounting policies as of September 30, 2022 and for the three months ended September 30, 2022, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 1, 2022.

Accounting Standards Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2022-02 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 became effective for us in our first quarter of fiscal 2023. The adoption had no material impact on our unaudited condensed consolidated financial statements.
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
Note 2. Balance Sheet Components
Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of our cash, cash equivalents, and restricted cash reported within our unaudited condensed consolidated balance sheets that reconciles to the corresponding amount in our unaudited condensed consolidated statement of cash flows:

(In thousands)	September 30, 2022	July 1, 2022
Cash and cash equivalents	$21,607	$36,877
Restricted cash included in other assets	190	227
Total cash, cash equivalents, and restricted cash in the Statement of Cash Flows	$21,797	$37,104

Accounts Receivable, net
Our net accounts receivable are summarized below:

(In thousands)	September 30, 2022	July 1, 2022
Accounts receivable	$73,587	$74,102
Less: Allowances for collection losses	(1,116)	(934)
Total accounts receivable, net	$72,471	$73,168
Inventories
Our inventories are summarized below

(In thousands)	September 30, 2022	July 1, 2022
Finished products	$18,703	$14,916
Raw materials and supplies	14,185	10,478
Total inventories	$32,888	$25,394
Consigned inventories included within raw materials and supplies	$9,962	$9,796

We currently rely on a few vendors for substantially all of our inventory purchases.

We record charges to adjust our inventory and customer service inventory due to excess and obsolete inventory resulting from lower sales forecasts, product transitioning, or discontinuance. The charges during the three months ended September 30, 2022 and October 1, 2021 were classified in cost of product sales as follows:

	Three Months Ended
(In thousands)	September 30, 2022	October 1, 2021
Excess and obsolete inventory	$170	$133
Customer service inventory write-downs	235	248
Total inventory charges	$405	$381
Assets Held for Sale
We consider properties to be Assets held for sale when management approves and commits to a plan to dispose of a property or group of properties. The property held for sale prior to the sale date is separately presented on the balance sheet as Assets held for sale.
During the second quarter of fiscal 2021 management initiated the sale of our facility located in the United Kingdom. We completed the sale during the third quarter of fiscal 2022 with proceeds of $2.3 million, reflecting a gain of $0.1 million. We have no assets held for sale as of September 30, 2022.
Property, Plant and Equipment, net
Our property, plant and equipment, net are summarized below:

(In thousands)	September 30, 2022	July 1, 2022
Land	$210	$210
Buildings and leasehold improvements	5,888	5,796
Software	16,611	21,368
Machinery and equipment	47,212	49,584
Total property, plant and equipment, gross	69,921	76,958
Less: Accumulated depreciation and amortization	(57,998)	(68,071)
Total property, plant and equipment, net	$11,923	$8,887

Included in the total plant, property and equipment above there was $1.1 million of assets in progress which have not been placed in service as of September 30, 2022 and $1.2 million as of July 1, 2022. Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was as follows:

	Three Months Ended
(In thousands)	September 30, 2022	October 1, 2021
Depreciation and amortization	$1,344	$1,264
Accrued Expenses
Our accrued expenses are summarized below:

(In thousands)	September 30, 2022	July 1, 2022
Accrued compensation and benefits	$8,273	$11,625
Accrued agent commissions	1,476	1,864
Accrued warranties	2,755	2,913
Other	12,302	10,049
Total accrued expenses	$24,806	$26,451

Accrued Warranties
We accrue for the estimated cost to repair or replace products under warranty. Changes in our warranty liability, which are included as a component of accrued expenses in our unaudited condensed consolidated balance sheets were as follows:

	Three Months Ended
(In thousands)	September 30, 2022	October 1, 2021
Balance as of the beginning of the period	$2,913	$3,228
Warranty provision recorded during the period	175	498
Assumed in Redline acquisition	55	—
Consumption during the period	(388)	(408)
Balance as of the end of the period	$2,755	$3,318
Advance Payments and Unearned Revenue
Our advance payments and unearned revenue are summarized below:

(In thousands)	September 30, 2022	July 1, 2022
Advance payments	$2,477	$1,870
Unearned revenue	33,006	31,870
Total advance payments and unearned revenue	$35,483	$33,740
Excluded from the balances above are $7.8 million and $8.9 million in long-term unearned revenue as of September 30, 2022 and July 1, 2022, respectively.
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
The fair values, and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and July 1, 2022 were as follows:

	September 30, 2022	July 1, 2022	Valuation Inputs
(In thousands)	Fair Value	Fair Value
Assets:
Cash and cash equivalents:
Money market funds	$6,637	$5,367	Level 1
Bank certificates of deposit	$3,612	$3,682	Level 2
Marketable securities	$1,252	$10,893	Level 1
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items mainly are money market funds. As of September 30, 2022 and July 1, 2022, these money market funds were valued at $1.00 net asset value per share.

Our marketable securities are included in current assets on our balance sheet as they are available to be converted into cash to fund current operations. These marketable securities are publicly traded stock measured at fair value and classified within Level 1. During the first quarter ended September 30, 2022, we recognized a loss of $1.2 million associated with the sales of our marketable securities.
We classify items in Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes, or alternative pricing sources are available with reasonable levels of price transparency. Our bank certificates of deposit are classified within Level 2.
As of September 30, 2022 and July 1, 2022, we did not have any recurring assets or liabilities that were valued using significant unobservable inputs.
Our policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first three months of fiscal 2023 and 2022, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.
Note 4. Leases
The Company has facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 20 years and contain leasehold improvement incentives, rent holidays and escalation clauses.
We determine if an arrangement contains a lease at inception. These operating leases are included in "Right of use assets" on our unaudited condensed consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligations to make lease payments are included in "Short-term lease liabilities" and "Long-term lease liabilities" on our unaudited condensed consolidated balance sheets. We did not enter into any finance leases during the three months ended September 30, 2022.
The following summarizes our lease costs (in thousands):

	Three Months Ended
	September 30, 2022	October 1, 2021
	(In thousands)
Operating lease costs	$312	$317
Short-term lease costs	551	687
Variable lease costs	35	27
Total lease costs	$898	$1,031

The following summarizes our lease term and discount rate for the three months ended September 30, 2022:

Weighted average remaining lease term	6.9 years
Weighted average discount rate	5.5%

As of September 30, 2022, our future minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year were as follows (in thousands):

Amount
(In thousands)
Remainder of 2023	$824
2024	705
2025	597
2026	476
2027	169
Thereafter	1,386
Total lease payments	4,157
Less: interest	(917)
Present value of lease liabilities	$3,240

Note 5. Credit Facility and Debt
On May 17, 2021, we entered into Amendment No. 4 to Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Credit Facility”) which extended the expiration date to June 28, 2024. The SVB Credit Facility provides for a $25.0 million accounts receivable formula-based revolving credit facility that can be borrowed by our U.S. company, with a $25.0 million sub-limit that can be borrowed by our U.S. and Singapore entities. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of the borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the accounts receivable formula based revolving credit facility can also be utilized to issue letters of credit with a $12.0 million sub-limit. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of September 30, 2022, available credit under the SVB Credit Facility was $22.0 million, reflecting the lower available limit of $25.0 million less outstanding letters of credit of $3.0 million. We borrowed and repaid $15.0 million against the SVB Credit Facility during the fiscal quarter and the interest rate was 5.83%. As of September 30, 2022 there was no borrowing outstanding.
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
The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with Silicon Valley Bank may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 5.00% above the applicable interest rate. As of September 30, 2022, we were in compliance with the quarterly financial covenants contained in the SVB Credit Facility, as amended.
Note 6. Revenue Recognition
Contract Balances, Performance Obligations, and Backlog

The following table provides information about receivables and liabilities from contracts with customers (in thousands):

	September 30, 2022	July 1, 2022
Contract Balances
Accounts receivable, net	$72,471	$73,168
Contract Assets	$50,389	$45,857
Capitalized commissions	$2,341	$2,341
Contract Liabilities
Advance payments and unearned revenue	$35,483	$33,740
Unearned revenue, long-term	$7,844	$8,920
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
As of September 30, 2022, we had $43.3 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 44% is expected to be recognized as revenue in the remainder of fiscal 2023 and the balance thereafter. During the three months ended September 30, 2022 we recognized approximately $5.9 million of revenue which was included in advance payments and unearned revenue at July 1, 2022.
Remaining Performance Obligations
The aggregate amount of transaction price allocated to our unsatisfied (or partially unsatisfied) performance obligations was approximately $120.1 million at September 30, 2022. Of this amount, we expect to recognize approximately 50% as revenue during the next 12 months, with the remaining amount to be recognized as revenue within two to five years.
Note 7. Segment and Geographic Information
We operate in one reportable business segment: the design, manufacturing, and sale of a range of wireless networking products, solutions, and services. Our financial performance is regularly reviewed by our chief operating decision maker who is our Chief Executive Officer (“CEO”).

We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for the three months ended September 30, 2022 and October 1, 2021 was as follows:

	Three Months Ended
(In thousands)	September 30, 2022	October 1, 2021
North America	$48,848	$50,937
Africa and the Middle East	10,984	10,702
Europe	4,500	2,703
Latin America and Asia Pacific	16,919	8,816
Total revenue	$81,251	$73,158
Customers accounting for 10% or more of our total revenue were as follows:

	Three Months Ended
	September 30, 2022	October 1, 2021
Motorola Solutions, Inc.	10.5%	15.0%
Customer accounting for 10% or more of our accounts receivable were as follows:

	September 30, 2022	July 1, 2022
Mobile Telephone Networks Group (MTN Group)	12.4%	17.0%

Note 8. Equity
Stock Repurchase Program
In November 2021 our Board of Directors approved a stock repurchase program to purchase up to $10.0 million of our common stock. As of September 30, 2022, $8.0 million remains available and we may choose to suspend or discontinue the repurchase program at any time.
During the first quarter of fiscal 2023, we did not repurchase any shares of our common stock in the open market.

Stock Incentive Programs
As of September 30, 2022, we had one stock incentive plan for our employees and non-employee directors, the 2018 Amended and Restated Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units.
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
During the three months ended September 30, 2022, we granted 51,772 restricted stock units, 49,321 market-based stock units and 110,945 stock options to purchase shares of our common stock.

Total compensation expense for share-based awards included in our unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended
(In thousands)	September 30, 2022	October 1, 2021
By Expense Category:
Cost of revenues	$172	$68
Research and development	135	76
Selling and administrative	1,531	719
Total share-based compensation expense	$1,838	$863
By Types of Award:
Options	$510	$174
Restricted and performance stock awards and units	1,328	689
Total share-based compensation expense	$1,838	$863
As of September 30, 2022, there was approximately $2.7 million of total unrecognized compensation expense related to non-vested stock options granted which is expected to be recognized over a weighted-average period of 2.1 years. As of September 30, 2022, there was $11.8 million of total unrecognized compensation expense related to non-vested stock awards which is expected to be recognized over a weighted-average period of 1.9 years.
Note 9. Restructuring Activities
The following table summarizes our restructuring-related activities:

	Severance and Benefits			Total
(In thousands)	Q1 2023 Plan	Q4 2022 Plan	Fiscal 2021 Plan
Accrual balance, July 1, 2022	$—	$295	$1,086	$1,381
Charges, net	1,950	—	—	1,950
Cash payments	(1,437)	(272)	(100)	(1,809)
Accrual balance, September 30, 2022	513	23	986	1,522
As of September 30, 2022, the accrual balance of $1.5 million was in short-term restructuring liabilities on our unaudited condensed consolidated balance sheets. Included in the above plans for which we were carrying a provision were positions identified for termination that have not been executed from a restructuring perspective.

Q1 2023 Plan
During the first quarter of fiscal 2023, our Board of Directors approved a restructuring plan, (the “Q1 2023 Plan”) from the acquisition of Redline Communications, Inc. (“Redline”). The Q1 2023 Plan which is anticipated to generate cost saving on integration of Redline, entails a reduction in force of approximately 20 employees due to integrating work into existing Aviat teams, to be implemented through the end of Q3 2023.

Q4 2022 Plan
During the fourth quarter of fiscal 2022, our Board of Directors approved a restructuring plan (the “Q4 2022 Plan”) to restructure specific groups to optimize skill sets and align structure to execute on strategic deliverables. The Q4 2022 Plan was anticipated to entail a reduction in force of approximately 11 employees to be implemented through early fiscal year 2023, with a certain number of positions being consolidated.

Fiscal 2021 Plan
During the third quarter of fiscal 2021, our Board of Directors approved restructuring plans (the “Fiscal 2021 Plan”) to continue to reduce our operating costs and improve profitability as part of our transformational initiative to optimize our business model and increase efficiencies. We recorded restructuring charges of $2.4 million related to the Fiscal 2021 Plan in fiscal 2021. The Fiscal 2021 Plan was anticipated to entail a reduction in force of approximately 30 employees and will be completed in the current fiscal year, with a certain number of positions being consolidated and/or relocated.

Note 10. Acquisition
In the first quarter of fiscal 2023, we completed the acquisition of Redline, a leading provider of mission-critical data infrastructure. Acquiring Redline allows Aviat to expand its Private Networks Offering with Private LTE/5G, Unlicensed Wireless Access Solutions, by creating an integrated end-to-end offering for wireless access and transport in the Private Networks segment, leveraging Aviat's sales channel to address a large dollar Private LTE/5G addressable market and increasing Aviat’s reach in mission-critical industrial Private Networks.
The consideration paid by Aviat for this all-cash acquisition was $20.4 million. Cash acquired as part of acquisition was $4.6 million for total net consideration of $15.8 million. A summary of the preliminary allocation, pursuant to the completion of purchase price allocation, of the total purchase consideration is as follows:

(In thousands)	Purchase consideration	Net tangible assets acquired	Purchased intangible assets	Goodwill
Redline	$20,411	$8,171	$7,290	$4,950

The following table presents details of our intangible assets:

(In thousands except for useful life)
Goodwill				$4,950

	Useful life in Years	Gross	Accumulate amortization	Net
Purchased intangible with finite lives:
Patents	11	$630	$(14)	$616
Customer relationship	15	5,500	(92)	5,408
Trade names	16	1,160	(18)	1,142
Total purchased intangible assets with finite lives		$7,290	$(124)	$7,166

Amortization of purchased intangible assets for the three months ended September 30, 2022 was $0.1 million included in operating expenses. There were no impairment charges for the three months ended September 30, 2022.
Pro forma information for this acquisition is not provided because it did not have a material effect on the Company’s consolidated results of operations.

The estimated future amortization expense of intangible assets with finite lives as of September 30, 2022 is as follows (in thousands):

Amount
(In thousands)
Remainder of 2023	$372
2024	496
2025	496
2026	496
2027	496
Thereafter	4,810
Total	$7,166

Note 11. Income Taxes
Our effective tax rate varies from the U.S. federal statutory rate of 21% primarily due to results of foreign operations that are subject to income taxes at different statutory rates and certain jurisdictions where we cannot recognize tax benefit on current losses. During interim periods, we accrue tax expenses for jurisdictions that are anticipated to be profitable for fiscal 2023.
The determination of our income taxes for the three months ended September 30, 2022 and October 1, 2021 was based on our estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. Our tax expense for the three months ended September 30, 2022 was primarily due to tax expense related to U.S. and profitable subsidiaries, including deferred tax expense associated with our acquisition of Redline in July 2022 and the subsequent multi-step restructure plan where the two Redline Communication Canadian corporations converted to ULC companies and then amalgamated by the end of September 2022. The tax expense for the three months ended October 1, 2021 was primarily due to tax expense related to U.S. and profitable subsidiaries.

We have a number of open income tax audits covering various tax years, which vary from jurisdiction to jurisdiction. Our major tax jurisdictions that are open and subject to potential audits include the U.S., Singapore, Ghana, Kenya, Nigeria and Saudi Arabia. The earliest years for these jurisdictions are as follows: U.S. - 2003; Singapore - 2015; Ghana - 2016; Kenya - 2018; Nigeria - 2006; and Saudi Arabia - 2019.

We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign, and state income taxes. Such interest expense was not material for the three months ended September 30, 2022 and October 1, 2021.

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

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) which includes a new corporate alternative minimum tax of 15% on adjusted financial statement income of corporations with profits greater than $1 billion and a 1% excise tax on stock repurchases by public corporations effective for taxable years beginning after December 31, 2022. We will continue to evaluate the applicability and effect of the IRA as more guidance is issued.

Note 12. Net (Loss) Income Per Share of Common Stock
The following table presents the computation of basic and diluted net income per share:

	Three Months Ended
(In thousands, except per share amounts)	September 30, 2022	October 1, 2021
Numerator:
Net (loss) income	$(2,746)	$4,682

Denominator:
Weighted-average shares outstanding, basic	11,200	11,159
Effect of potentially dilutive equivalent shares	—	795
Weighted-average shares outstanding, diluted	11,200	11,954

Net (loss) income per share of common stock outstanding:
Basic	$(0.25)	$0.42
Diluted	$(0.25)	$0.39
The following table summarizes the weighted-average equity awards that were excluded from the diluted net (loss) income per share calculations since they were anti-dilutive:

	Three Months Ended
(In thousands)	September 30, 2022	October 1, 2021
Stock options	154	24
Restricted stock units and performance stock units	48	27
Total shares of common stock excluded	202	51

Note 13. Commitments and Contingencies
Purchase Orders and Other Commitments
From time to time in the normal course of business, we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf, in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. As of September 30, 2022, we had outstanding purchase obligations with our suppliers or contract manufacturers of $62.7 million. In addition, we had contractual obligations of approximately $3.7 million associated with software licenses.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies, or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations, and similar transactions, or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of September 30, 2022, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements, and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of September 30, 2022, we had commercial commitments outstanding of $64.3 million, that were not recorded on our unaudited condensed consolidated balance sheets. We do not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on these performance guarantees in the future.

The following table presents details of our commercial commitments:

September 30, 2022
Letters of credit	$2,999
Bonds	61,345
$64,344
Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our products infringe the intellectual property rights of a third party. As of September 30, 2022, we have not received any notice that any customer is subject to an infringement claim arising from the use of our products; we have not received any request to defend any customers from infringement claims arising from the use of our products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of September 30, 2022, we had not recorded any liabilities related to these indemnifications.
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
COVID-19
In March 2020, the World Health Organization characterized a recent pandemic of respiratory illness caused by novel coronavirus disease, known as COVID-19, as a pandemic. The pandemic continues to result in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns in various locations. Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 pandemic. The COVID-19 pandemic may have an impact on our operations, supply chains and distribution systems and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking or requiring. The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with certainty, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. Management is actively monitoring the impact of the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry, and workforce.
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
•our ability to realize the anticipated benefits of any proposed or recent acquisitions within the anticipated timeframe or at all, including the risk that proposed or recent acquisitions will not be integrated successfully;
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
Other factors besides those listed here could also adversely affect us. See “Item 1A. Risk Factors” in our fiscal 2022 Annual Report on Form 10-K filed with the SEC on September 14, 2022 for more information regarding factors that may cause our results to differ materially from those expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q.
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

Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2023 and 2022 Results
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes. In the discussion herein, our fiscal year ending June 30, 2023 is referred to as “fiscal 2023” or “2023” and our fiscal year ended July 1, 2022 is referred to as “fiscal 2022” or “2022.”
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
We continue to be impacted by inflationary pressures incurred to overcome supply chain and logistical bottlenecks. We will monitor, assess and adapt to the situation and prepare for implications to our business, supply chain and customer demand. We expect these challenges to continue until business and economic activities return to more normal levels.

Business Combination with Redline Communications
On April 13, 2022, Aviat and Redline Communications, Inc. (“Redline”), a leading provider of mission-critical data infrastructure, signed a definitive agreement for Aviat to acquire all outstanding common stock of Redline. The transaction closed on July 5, 2022. Redline allows Aviat to expand its Private Networks Offering with Private LTE/5G, Unlicensed Wireless Access Solutions, by creating an integrated end-to-end offering for wireless access and transport in the Private Networks segment, leveraging Aviat's sales channel to address a large dollar Private LTE/5G addressable market and increasing Aviat’s reach in mission-critical industrial Private Networks.

Operations Review
The market for mobile backhaul continued to be our primary addressable market segment globally in the first three months of fiscal 2023. In North America, we supported 5G and long-term evolution (“LTE”) deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of some large LTE deployments, and 5G deployments. Our position continues to be to support our customers for 5G and LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. We continue to find that our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. However, as disclosed above and in the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K filed with the SEC on September 14, 2022, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we serve.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe, and (3) Latin America and Asia Pacific. Revenue by region for the three months ended September 30, 2022 and October 1, 2021 and the related changes were as follows:

	Three Months Ended
(In thousands, except percentages)	September 30, 2022	October 1, 2021	$ Change	% Change
North America	$48,848	$50,937	$(2,089)	(4.1)%
Africa and the Middle East	10,984	10,702	282	2.6%
Europe	4,500	2,703	1,797	66.5%
Latin America and Asia Pacific	16,919	8,816	8,103	91.9%
Total revenue	$81,251	$73,158	$8,093	11.1%
Our revenue in North America decreased by $2.1 million, or 4.1%, during the first quarter of fiscal 2023 compared with the same period of fiscal 2022. The decrease in North America revenue during the three months of fiscal 2023 was primarily due to timing of private network projects.
Our revenue in Africa and the Middle East increased by $0.3 million or 2.6% during the first quarter of fiscal 2023 compared with the same period of fiscal 2022. This increase in revenue during the three months of fiscal 2023 was primarily due to increased sales to mobile operators in the region.
Revenue in Europe increased by $1.8 million, or 66.5%, for the first quarter of fiscal 2023 compared with the same period of fiscal 2022. This increase during the three months of fiscal 2023 was primarily due to increased sales to mobile operators in the region.
Revenue in Latin America and Asia Pacific increased by $8.1 million, or 91.9%, during the first quarter of fiscal 2023 compared with the same period of fiscal 2022. The increase during the three months of fiscal 2023 was primarily due to increased sales to mobile operator customers.

	Three Months Ended
(In thousands, except percentages)	September 30, 2022	October 1, 2021	$ Change	% Change
Product sales	$55,101	$50,847	$4,254	8.4%
Services	26,150	22,311	3,839	17.2%
Total revenue	$81,251	$73,158	$8,093	11.1%
Our revenue from product sales increased by $4.3 million, or 8.4%, for the first quarter of fiscal 2023 compared with the same quarter of fiscal 2022. This is driven by strong growth in Asia Pacific and Latin America as well as the contribution from the Redline acquisition. Our services revenue increased by $3.8 million, or 17.2%, during the first quarter of fiscal 2023 compared with the same quarter of fiscal 2022.
Gross Margin

	Three Months Ended
(In thousands, except percentages)	September 30, 2022	October 1, 2021	$ Change	% Change
Revenue	$81,251	$73,158	$8,093	11.1%
Cost of revenue	51,797	47,077	4,720	10.0%
Gross margin	$29,454	$26,081	$3,373	12.9%
% of revenue	36.3%	35.7%
Product margin %	36.0%	37.2%
Service margin %	36.7%	32.1%
Gross margin for the first quarter of fiscal 2023 increased by $3.4 million, or 12.9% compared with the same quarter of fiscal 2022. For the first three months of fiscal 2023, gross margin improved over the same period in fiscal 2022 primarily due to higher volume of Private Network business and increased sales through the Aviat Store which serves primarily the Rural Broadband space. Gross margins continue to be pressured by expedite fees and inflation as we work to overcome supply chain issues. However, our pricing actions to offset higher costs continue to gain momentum, as well as the accretive contribution of the Redline business.
Product margin as a percentage of product revenue decreased in the first quarter of fiscal 2023 compared with the same period of fiscal 2022 primarily due to increased supply chain costs. Service margin as a percentage of service revenue increased in the first quarter of fiscal 2023 compared to the same period in fiscal 2022.
Research and Development Expenses

	Three Months Ended
(In thousands, except percentages)	September 30, 2022	October 1, 2021	$ Change	% Change
Research and development	$6,087	$5,910	$177	3.0%
% of revenue	7.5%	8.1%
Our research and development expenses increased by $0.2 million, or 3.0%, in the three months of fiscal 2023 compared with the same period of fiscal 2022 primarily due to the increased product development activities.
Selling and Administrative Expenses

	Three Months Ended
(In thousands, except percentages)	September 30, 2022	October 1, 2021	$ Change	% Change
Selling and administrative	$17,504	$12,698	$4,806	37.8%
% of revenue	21.5%	17.4%

Our selling and administrative expenses increased by $4.8 million, or 37.8%, in the first quarter of fiscal 2023 compared with the same period in fiscal 2022. The increase for the three months of fiscal 2023 compared to comparable period of fiscal 2022 was primarily due to variable compensation and Redline related integration costs.
Restructuring charges

	Three Months Ended
(In thousands, except percentages)	September 30, 2022	October 1, 2021	$ Change	% Change
Restructuring charges	$1,950	$659	$1,291	195.9%
In the first quarter of fiscal 2023, we recorded restructuring charges of $2.0 million primarily related to the restructuring plan (the “Fiscal 2023 Plan”).
As of September 30, 2022, the accrual balance of $1.5 million was in short-term restructuring liabilities on our unaudited condensed consolidated balance sheets. Included in the plans for which we were carrying a provision were positions identified for termination that have not been executed from a restructuring perspective.
Other Expense/Income, net

	Three Months Ended
(In thousands, except percentages)	September 30, 2022	October 1, 2021	$ Change	% Change
Other expense (income), net	$2,782	$(28)	$2,810	*
* percentage not meaningful
Our other expenses (income), net increased by $2.8 million in the three months of fiscal 2023, compared with the same period of fiscal 2022 primarily due to loss of value related to the marketable securities and the movement in foreign exchange .
Income Taxes

	Three Months Ended
(In thousands, except percentages)	September 30, 2022	October 1, 2021	$ Change	% Change
Income before income taxes	$1,131	$6,842	$(5,711)	(83.5)%
Provision for income taxes	$3,877	$2,160	$1,717	79.5%
We estimate our annual effective tax rate at the end of each quarterly period, and we record the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances.

The tax expense for the first three months of fiscal 2023 was primarily due to the tax expense related to U.S. and profitable foreign subsidiaries, including deferred tax expense associated with our acquisition of Redline in July 2022 and subsequent restructuring impact. See Note 10: Acquisition. The tax expense for the first quarter of fiscal 2022 was primarily due to tax expense related to U.S. and profitable subsidiaries.

Liquidity, Capital Resources, and Financial Strategies
Sources of Cash
As of September 30, 2022, our total cash and cash equivalents were $21.6 million. Approximately $8.2 million, or 38.0%, was held in the United States. The remaining balance of $13.4 million, or 62.0%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries on September 30, 2022, $12.1 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to foreign withholding taxes.
Operating Activities
Cash provided by or used in operating activities is presented as net income adjusted for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities was $6.3 million for the first three months of fiscal 2023, compared to $0.7 million cash provided from operations for the first three months of fiscal 2022; this difference was primarily related to a net change in Accounts receivable and partially offset by the net change in Accounts payable. Net cash provided by noncash items was $9.2 million for the first three months of 2023. The net changes in operating assets and liabilities resulted in a net use of cash of $12.7 million for the first three months of fiscal 2023, compared to net use of cash of $7.9 million for the same period in fiscal 2022.
Changes in operating assets and liabilities resulted in a net use of cash for the first three months of fiscal 2023 primarily related to Accounts receivable that fluctuate from period to period, depending on the amount, timing of sales and billing activities and cash collections; and an increase in certain levels of inventories primarily to mitigate supply chain constraints. The use of cash from assets and liabilities was partially offset by the timing of payments from Accounts payable and by customer Advance payments and unearned revenue.
Investing Activities
Net cash used in investing activities was $8.3 million for the first three months of fiscal 2023, consisting of payment for acquisition net of cash and cash equivalent, and investment in property, plant, and equipment, less consideration received from sale of marketable securities. Net cash used in investing activities was $0.5 million for the first three months of fiscal 2022, driven by investments in property, plant, and equipment.
Financing Activities
Financing cash flows consist primarily from repayments of short-term debt, repurchase of stock and proceeds from the sale of shares of common stock through employee equity plans. Net cash used in financing activities was $0.3 million for the first three months of fiscal 2023, due to payments for taxes related to settlement of equity awards of $0.7 million partially offset by the issuance of common stock under employee stock plans of $0.4 million. Net cash used in financing activities was $0.8 million for the first three months of fiscal 2022, primarily due to the purchase of treasury stock of $0.7 million.
As of September 30, 2022, our principal sources of liquidity consisted of $21.6 million in cash and cash equivalents; $22.0 million of available credit under our $25.0 million SVB Credit Facility, which matures on June 28, 2024, and future collections of receivables from customers. We regularly require letters of credit from certain customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically, our primary sources of liquidity have been cash flows from operations and credit facilities. Additionally, we have an effective shelf registration statement on Form S-3 allowing us to offer and sell, either individually or in combination, in one or more offerings, up to a total dollar amount of $200 million of any combination of the securities described in the shelf registration statement or a related prospectus supplement.
We believe that our existing cash and cash equivalents, the available line of credit under the SVB Credit Facility and future cash collections from customers will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for at least the next 12 months. On May 17, 2021, we entered into Amendment No. 4 to Third Amended and Restated Loan and Security Agreement to extend the maturity date to June 28, 2024. The SVB Credit Facility provides for a $25.0 million accounts receivable formula-based revolving credit facility that can be borrowed by the U.S. company, with a $25.0 million sub-limit that can be borrowed by our U.S. and Singapore entities. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of all borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the accounts receivable formula-based revolving credit facility can also be utilized to issue letters of credit with a $12.0 million sub-limit. As of September 30, 2022, available credit under the SVB Credit Facility was $22.0 million, reflecting the lower available limit of $25.0 million less outstanding letters of credit of $3.0 million. We borrowed and repaid $15.0 million against the SVB Credit Facility during the fiscal quarter and the interest rate was 5.83%.. As of September 30, 2022 there was no borrowing outstanding.
As of September 30, 2022, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility and there was no amount outstanding under the SVB Credit Facility.
Restructuring Payments
We had liabilities for restructuring activities totaling $1.5 million as of September 30, 2022, which were classified as current liabilities and expected to be paid out in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.
Contractual Obligations
The amounts disclosed in our fiscal 2022 Annual Report on Form 10-K filed with the SEC on September 14, 2022 include our commercial commitments and contractual obligations. During the first three months of fiscal 2023, no material changes occurred in our contractual obligations to purchase goods and services or to make payments under operating leases or our contingent liabilities on outstanding letters of credit, guarantees, and other arrangements as disclosed in our fiscal 2022 Annual Report on Form 10-K.
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
Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of September 30, 2022, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our current or future financial condition. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.
As of September 30, 2022, we had commercial commitments of $64.3 million.
Please refer to “Note 13 Commitments and Contingencies” of the Notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q for Contractual Obligations and Off-Balance Sheet Arrangements.

Critical Accounting Estimates
For information about our critical accounting estimates, see the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2022 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks. Information about our market risk is presented in Part II, Item 7A of our Annual Report on Form 10-K for the year ended July 1, 2022. There have been no material changes to the Company’s market risk during the first three months of fiscal 2023.

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
As of September 30, 2022, there were no forward contracts in foreign currency.
Certain of our international business is transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars for the first three months of fiscal 2023 and 2022 was $(1.1) million and $(0.2) million, respectively, and was included as a component of stockholders’ equity. As of September 30, 2022 and July 1, 2022, the accumulated other comprehensive income, driven by cumulative translation adjustments decreased our equity by $17.1 million and $16.0 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our credit facility.
Exposure on Cash Equivalents
We had $21.6 million in total cash and cash equivalents as of September 30, 2022. Cash equivalents totaled $10.2 million as of September 30, 2022 and were comprised of money market funds and bank certificates of deposit. Cash equivalents investments have been recorded at fair value on our balance sheet. Fair value is measured using inputs that fall into a three-level hierarchy that prioritizes the inputs used to measure fair value based on observability of such inputs. For more information on the fair value measurements of cash equivalents, please refer to “Note 3 Fair Value Measurements of Assets and Liabilities” of the Notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. The weighted-average days to maturity for cash equivalents held as of September 30, 2022 was 33 days, and these investments had an average yield of approximately 5.76% per annum. A 10% change in interest rates on our cash equivalents is not expected to have a material impact on our financial position, results of operations, or cash flows.
Exposure on Borrowings
Our borrowings under the SVB Credit Facility incurred interest at the prime rate plus a spread of 0.50% to 1.50% with such spread determined based on our adjusted quick ratio. During the first three months of fiscal 2023, our weighted-average interest rate was 5.83%, and the interest expense on these borrowings was immaterial.
A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations, or cash flows since interest on our borrowings is not material to our overall financial position.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with the participation of our President and CEO, and Chief Financial Officer (“CFO”), as of September 30, 2022, our CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, in a manner that allows for timely decisions regarding required disclosures and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls over Financial Reporting
There were no changes to our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Management is actively monitoring the impact of the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry, and workforce. Additionally we have undertaken measures to protect our employees, suppliers, and customers, including encouraging, and in many cases requiring employees to work remotely as appropriate. We have also modified some of our controls procedures but those changes have not been material.
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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of legal proceedings as of September 30, 2022, please refer to “Legal Proceedings” and “Contingent Liabilities” under “Note 13 Commitments and Contingencies” of the Notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which are incorporated into this item by reference.

Item 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows, and financial condition set forth under Item 1A, Risk Factors, in our fiscal 2022 Annual Report on Form 10-K filed with the SEC on September 14, 2022.
There have been no material changes from the risk factors described in our Annual Report, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of fiscal 2023 we did not repurchase any shares of our common stock in the open market.
In November 2021 our Board of Directors approved a stock repurchase program to purchase up to $10.0 million of our common stock. As of September 30, 2022, $8.0 million remains available under the stock repurchase program, and we may choose to suspend or discontinue the repurchase program at any time.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
Amended and Restated Bylaws of Aviat Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 23, 2022, File No. 001-33278)nce to exhibits previously filed with the SEC:

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
Date: November 2, 2022

By:	/s/ David M. Gray
David M. Gray Senior Vice President and Chief Financial Officer (duly authorized officer)