Form 10-Q
period 2022-12-30
AVIAT NETWORKS, INC.
filed 2023-02-01
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock as of January 27, 2023 was 11,395,261.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended December 30, 2022

PART I.     FINANCIAL INFORMATION

Item 1.Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and par value amounts)	December 30, 2022	July 1, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$21,360	$36,877
Marketable securities	2	10,893
Accounts receivable, net	91,371	73,168
Unbilled receivables	53,600	45,857
Inventories	35,185	25,394
Customer service inventories	1,875	1,775
Other current assets	20,132	12,437
Total current assets	223,525	206,401
Property, plant and equipment, net	11,416	8,887
Goodwill	4,950	—
Intangible assets, net	7,042	—
Deferred income taxes	89,647	95,412
Right of use assets	2,874	2,759
Other assets	9,834	10,445
TOTAL ASSETS	$349,288	$323,904
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$59,750	$42,394
Accrued expenses	23,605	26,451
Short-term lease liabilities	784	513
Advance payments and unearned revenue	38,870	33,740
Restructuring liabilities	1,472	1,381
Total current liabilities	124,481	104,479
Unearned revenue	7,824	8,920
Long-term lease liabilities	2,368	2,412
Other long-term liabilities	249	273
Reserve for uncertain tax positions	5,307	5,504
Deferred income taxes	563	563
Total liabilities	140,792	122,151
Commitments and contingencies (Note 13)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 11,377,066 shares issued and outstanding at December 30, 2022; 11,160,160 shares issued and outstanding at July 1, 2022	114	112
Treasury stock	(6,147)	(6,147)
Additional paid-in-capital	826,812	823,259
Accumulated deficit	(596,142)	(599,442)
Accumulated other comprehensive loss	(16,141)	(16,029)
Total equity	208,496	201,753
TOTAL LIABILITIES AND EQUITY	$349,288	$323,904
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Revenues:
Revenue from product sales	$65,561	$53,467	$120,662	$104,314
Revenue from services	25,122	24,397	51,272	46,708
Total revenues	90,683	77,864	171,934	151,022
Cost of revenues:
Cost of product sales	40,569	34,014	75,822	65,939
Cost of services	17,894	15,694	34,438	30,846
Total cost of revenues	58,463	49,708	110,260	96,785
Gross margin	32,220	28,156	61,674	54,237
Operating expenses:
Research and development expenses	6,047	6,169	12,134	12,079
Selling and administrative expenses	16,567	13,739	34,071	26,437
Restructuring charges (recovery)	928	(960)	2,878	(301)
Total operating expenses	23,542	18,948	49,083	38,215
Operating income	8,678	9,208	12,591	16,022
Other (income)/expense, net	(460)	240	2,322	212
Income before income taxes	9,138	8,968	10,269	15,810
Provision for income taxes	3,092	3,052	6,969	5,212
Net income	$6,046	$5,916	$3,300	$10,598

Net income per share of common stock outstanding:
Basic	$0.53	$0.52	$0.29	$0.95
Diluted	$0.51	$0.49	$0.28	$0.89
Weighted-average shares outstanding:
Basic	11,347	11,309	11,273	11,172
Diluted	11,805	11,960	11,795	11,895
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Net income	$6,046	$5,916	$3,300	$10,598
Other comprehensive income (loss):
Net change in cumulative translation adjustments	1,001	(108)	(112)	(272)
Other comprehensive income (loss)	1,001	(108)	(112)	(272)
Comprehensive income	$7,047	$5,808	$3,188	$10,326
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	December 30, 2022	December 31, 2021
Operating Activities
Net income	$3,300	$10,598
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	2,765	2,393
Amortization of intangible assets acquired	248	—
Provision (recoveries) for uncollectible receivables	474	(3)
Share-based compensation	3,497	1,624
Deferred tax assets, net	5,278	3,548
Charges for inventory and customer service inventory write-downs	1,138	658
Noncash lease expense	319	445
Net loss on marketable securities	1,740	—
Restructuring recoveries	—	(301)
Changes in operating assets and liabilities:
Accounts receivable	(14,865)	(21,063)
Unbilled receivables	(8,002)	(5,570)
Inventories	(4,826)	(2,393)
Customer service inventories	(661)	(745)
Accounts payable	10,429	11,159
Accrued expenses	(3,759)	(605)
Advance payments and unearned revenue	578	2,843
Income taxes payable or receivable	754	(1,550)
Other assets and liabilities	(6,414)	(2,729)
Change in lease liabilities	(352)	(472)
Net cash used in operating activities	(8,359)	(2,163)
Investing Activities
Payments for acquisition of property, plant and equipment	(672)	(798)
Proceeds from sale of marketable securities	9,151	—
Acquisition, net of cash acquired and purchases of intangible assets	(15,769)	—
Net cash used in investing activities	(7,290)	(798)
Financing Activities
Proceeds from borrowings	24,000	—
Repayments of borrowings	(24,000)	—
Payments for repurchase of common stock - treasury shares	—	(2,621)
Payments for taxes related to net settlement of equity awards	(689)	(358)
Proceeds from issuance of common stock under employee stock plans	747	586
Net cash provided by (used in) financing activities	58	(2,393)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	41	(291)
Net decrease in cash, cash equivalents, and restricted cash	(15,550)	(5,645)
Cash, cash equivalents, and restricted cash, beginning of period	37,104	48,198
Cash, cash equivalents, and restricted cash, end of period	$21,554	$42,553

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended December 30, 2022
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of September 30, 2022	11,312,974	$113	$(6,147)	$824,786	$(602,188)	$(17,142)	$199,422
Net income	—	—	—	—	6,046	—	6,046
Other comprehensive income, net of tax	—	—	—	—	—	1,001	1,001
Issuance of common stock under employee stock plans	64,757	1	—	386	—	—	387
Shares withheld for taxes related to vesting of equity awards	(665)	—	—	(19)	—	—	(19)
Share-based compensation	—	—	—	1,659	—	—	1,659
Balance as of December 30, 2022	11,377,066	$114	$(6,147)	$826,812	$(596,142)	$(16,141)	$208,496

	Three Months Ended December 31, 2021
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of October 1, 2021	11,187,003	$112	$(1,500)	$819,711	$(615,920)	$(14,491)	$187,912
Net income	—	—	—	—	5,916	—	5,916
Other comprehensive loss, net of tax	—	—	—	—	—	(108)	(108)
Issuance of common stock under employee stock plans	69,434	1	—	319	—	—	320
Shares withheld for taxes related to vesting of equity awards	—	—	—	—	—	—	—
Stock repurchase	(60,895)	(1)	(1,908)	—	—	—	(1,909)
Share-based compensation	—	—	—	761	—	—	761
Balance as of December 31, 2021	11,195,542	$112	$(3,408)	$820,791	$(610,004)	$(14,599)	$192,892

	Six Months Ended December 30, 2022
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of July 1, 2022	11,160,160	$112	$(6,147)	$823,259	$(599,442)	$(16,029)	$201,753
Net income	—	—	—	—	3,300	—	3,300
Other comprehensive income, net of tax	—	—	—	—	—	(112)	(112)
Issuance of common stock under employee stock plans	239,074	3	—	744	—	—	747
Shares withheld for taxes related to vesting of equity awards	(22,168)	(1)	—	(688)	—	—	(689)
Stock repurchase	—	—	—	—	—	—	—
Share-based compensation	—	—	—	3,497	—	—	3,497
Balance as of December 30, 2022	11,377,066	$114	$(6,147)	$826,812	$(596,142)	$(16,141)	$208,496

	Six Months Ended December 31, 2021
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of July 2, 2021	11,153,445	$112	$(787)	$818,939	$(620,602)	$(14,327)	$183,335
Net income	—	—	—	—	10,598	—	10,598
Other comprehensive loss, net of tax	—	—	—	—	—	(272)	(272)
Issuance of common stock under employee stock plans	135,669	1	—	586	—	—	587
Shares withheld for taxes related to vesting of equity awards	(10,134)	—	—	(358)	—	—	(358)
Stock repurchase	(83,438)	(1)	(2,621)		—	—	(2,622)
Share-based compensation	—	—	—	1,624	—	—	1,624
Balance as of December 31, 2021	11,195,542	$112	$(3,408)	$820,791	$(610,004)	$(14,599)	$192,892

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information, and we have made estimates, assumptions and judgments affecting the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes, as discussed in greater detail below. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of our management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the three and six months ended December 30, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2022.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated.
We operate on a 52-week or 53-week year ending on the Friday closest to June 30. The three months ended December 30, 2022 and the three months ended December 31, 2021 both consisted of 13 weeks. Fiscal year 2023 will be comprised of 52 weeks and will end on June 30, 2023. Fiscal year 2022 was comprised of 52 weeks and ended on July 1, 2022.
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
Summary of Significant Accounting Policies
There have been no material changes in our significant accounting policies as of December 30, 2022 and for the six months ended December 30, 2022, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 1, 2022.

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

Note 2. Balance Sheet Components
Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of the cash, cash equivalents, and restricted cash reported within our unaudited condensed consolidated balance sheets that reconciles to the corresponding amount in our unaudited condensed consolidated statement of cash flows:

(In thousands)	December 30, 2022	July 1, 2022
Cash and cash equivalents	$21,360	$36,877
Restricted cash included in other assets	194	227
Total cash, cash equivalents, and restricted cash in the Statement of Cash Flows	$21,554	$37,104
Accounts Receivable, net
Our net accounts receivable are summarized below:

(In thousands)	December 30, 2022	July 1, 2022
Accounts receivable	$92,289	$74,102
Less: Allowances for collection losses	(918)	(934)
Total accounts receivable, net	$91,371	$73,168
Inventories
Our inventories are summarized below

(In thousands)	December 30, 2022	July 1, 2022
Finished products	$21,396	$14,916
Raw materials and supplies	13,789	10,478
Total inventories	$35,185	$25,394
Consigned inventories included within raw materials and supplies	$9,590	$9,796
We record charges to adjust our inventory and customer service inventory due to excess and obsolete inventory resulting from lower sales forecasts, product transitioning, or discontinuance. The charges during the three and six months ended December 30, 2022 and December 31, 2021 consisted of the following which were recorded in cost of product sales:

	Three Months Ended		Six Months Ended
(In thousands)	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Excess and obsolete inventory	$411	$107	$581	$240
Customer service inventory write-downs	322	170	557	418
Total inventory charges	$733	$277	$1,138	$658

Assets Held for Sale
We consider properties to be Assets held for sale when management approves and commits to a plan to dispose of a property or group of properties. The property held for sale prior to the sale date is separately presented on the balance sheet as Assets held for sale.
During the second quarter of fiscal 2021 management initiated the sale of our facility located in the United Kingdom. We completed the sale during the third quarter of fiscal 2022 with proceeds of $2.3 million, reflecting a gain of $0.1 million We have no assets held for sale as of December 30, 2022.
Property, Plant and Equipment, net
Our property, plant and equipment, net are summarized below:

(In thousands)	December 30, 2022	July 1, 2022
Land	$210	$210
Buildings and leasehold improvements	5,889	5,796
Software	17,073	21,368
Machinery and equipment	48,128	49,584
Total property, plant and equipment, gross	71,300	76,958
Less: Accumulated depreciation and amortization	(59,884)	(68,071)
Total property, plant and equipment, net	$11,416	$8,887

Included in the total plant, property and equipment above there was $0.7 million of assets in progress which have not been placed in service as of December 30, 2022 and $1.2 million as of July 1, 2022.
Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Depreciation and amortization	$1,421	$1,129	$2,765	$2,393
Accrued Expenses
Our accrued expenses are summarized below:

(In thousands)	December 30, 2022	July 1, 2022
Accrued compensation and benefits	$8,182	$11,625
Accrued agent commissions	1,370	1,864
Accrued warranties	2,549	2,913
Other	11,504	10,049
Total accrued expenses	$23,605	$26,451
Accrued Warranties
We accrue for the estimated cost to repair or replace products under warranty. Changes in our warranty liability, which are included as a component of accrued expenses in our unaudited condensed consolidated balance sheets were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Balance as of the beginning of the period	$2,755	$3,318	$2,913	$3,228
Warranty provision recorded during the period	199	341	374	839
Assumed in Redline acquisition	—	—	55	—
Consumption during the period	(405)	(461)	(793)	(869)
Balance as of the end of the period	$2,549	$3,198	$2,549	$3,198
Advance Payments and Unearned Revenue
Our advance payments and unearned revenue are summarized below:

(In thousands)	December 30, 2022	July 1, 2022
Advance payments	$2,884	$1,870
Unearned revenue	35,986	31,870
Total advance payments and unearned revenue	$38,870	$33,740
Excluded from the balances above are $7.8 million and $8.9 million in long-term unearned revenue as of December 30, 2022 and July 1, 2022, respectively.
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
The fair values, and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of December 30, 2022 and July 1, 2022 were as follows:

	December 30, 2022	July 1, 2022	Valuation Inputs
(In thousands)	Fair Value	Fair Value
Assets:
Cash and cash equivalents:
Money market funds	$5,599	$5,367	Level 1
Bank certificates of deposit	$3,569	$3,682	Level 2
Marketable securities	$2	$10,893	Level 1
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items mainly are money market funds. As of December 30, 2022 and July 1, 2022, these money market funds were valued at $1.00 net asset value per share.
Our marketable securities are included in current assets on our balance sheet as they are available to be converted into cash to fund current operations. These marketable securities are publicly traded stock measured at fair value and classified within Level 1. For the six months ended December 30, 2022 we recognized a loss of $1.7 million associated with the sales of our marketable securities.
We classify items in Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes, or alternative pricing sources are available with reasonable levels of price transparency. Our bank certificates of deposit are classified within Level 2.
As of December 30, 2022 and July 1, 2022, we did not have any recurring assets or liabilities that were valued using significant unobservable inputs.
Our policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first six months of fiscal 2023 and 2022, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.
Note 4. Leases
The Company has facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 20 years and contain leasehold improvement incentives, rent holidays and escalation clauses.
We determine if an arrangement contains a lease at inception. These operating leases are included in "Right of use assets" on our unaudited condensed consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligations to make lease payments are included in "Short-term lease liabilities" and "Long-term lease liabilities" on our unaudited condensed consolidated balance sheets. We did not enter into any finance leases during the six months ended December 30, 2022.
The following summarizes our lease costs (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
	(In thousands)		(In thousands)
Operating lease costs	$235	$245	$547	$562
Short-term lease costs	$466	513	1,017	1,200
Variable lease costs	$45	47	80	74
Total lease costs	$746	$805	$1,644	$1,836

The following summarizes our lease term and discount rate for the six months ended December 30, 2022:

Weighted average remaining lease term	6.8 years
Weighted average discount rate	5.7%
As of December 30, 2022, our future minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year were as follows (in thousands):

Amount
(In thousands)
Remainder of 2023	$641
2024	741
2025	633
2026	490
2027	169
Thereafter	1,384
Total lease payments	4,058
Less: interest	(906)
Present value of lease liabilities	$3,152

Note 5. Credit Facility and Debt
On May 17, 2021, we entered into Amendment No. 4 to Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Credit Facility”) which extended the expiration date to June 28, 2024. The SVB Credit Facility provides for a $25.0 million accounts receivable formula-based revolving credit facility that can be borrowed by our U.S. company, with a $25.0 million sub-limit that can be borrowed by our U.S. and Singapore entities. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of the borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the accounts receivable formula based revolving credit facility can also be utilized to issue letters of credit with a $12.0 million sub-limit. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of December 30, 2022, available credit under the SVB Credit Facility was $22.0 million, reflecting the available limit of $25.0 million less outstanding letters of credit of $3.0 million. We borrowed and repaid $24.0 million against the SVB Credit Facility during the six months ended December 30, 2022 and the interest rate was 6.07%. As of December 30, 2022 there was no borrowing outstanding.
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
The SVB Credit Facility contains quarterly financial covenants including minimum adjusted quick ratio and minimum profitability (EBITDA) requirements. In the event our adjusted quick ratio falls below a certain level, cash received in our accounts with Silicon Valley Bank may be directly applied to reduce outstanding obligations under the SVB Credit Facility. The SVB Credit Facility also imposes certain restrictions on our ability to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates under certain circumstances. Certain of our assets, including accounts receivable, inventory, and equipment, are pledged as collateral for the SVB Credit Facility. Upon an event of default, outstanding obligations would be immediately due and payable. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default at a per annum rate of interest equal to 5.00% above the applicable interest rate. As of December 30, 2022, we were in compliance with the quarterly financial covenants contained in the SVB Credit Facility, as amended.
Note 6. Revenue Recognition
Contract Balances, Performance Obligations, and Backlog

The following table provides information about receivables and liabilities from contracts with customers (in thousands):

	December 30, 2022	July 1, 2022
Contract Balances
Accounts receivable, net	$91,371	$73,168
Contract Assets	$53,600	$45,857
Capitalized commissions	$2,120	$2,341
Contract Liabilities
Advance payments and unearned revenue	$38,870	$33,740
Unearned revenue, long-term	$7,824	$8,920
Capitalized commissions are classified as both current and long term in included in other assets. Significant changes in contract balances may arise as a result of recognition over time for services, transfer of control for equipment, and periodic payments (both in arrears and in advance).
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
As of December 30, 2022, we had $46.7 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 38% is expected to be recognized as revenue in the remainder of fiscal 2023 and the balance thereafter. During the three and six months ended December 30, 2022 we recognized $6.0 million and $11.9 million, respectively, of revenue which was included in advance payments and unearned revenue at July 1, 2022.
Remaining Performance Obligations
The aggregate amount of transaction price allocated to our unsatisfied (or partially unsatisfied) performance obligations was approximately $115.9 million at December 30, 2022. Of this amount, we expect to recognize approximately 51% as revenue during the next 12 months, with the remaining amount to be recognized as revenue within two to five years.
Note 7. Segment and Geographic Information
We operate in one reportable business segment: the design, manufacturing, and sale of a range of wireless networking products, solutions, and services. Our financial performance is regularly reviewed by our chief operating decision maker who is our Chief Executive Officer (“CEO”).
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for the three and six months ended December 30, 2022 and December 31, 2021 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
North America	$52,049	$51,046	$100,897	$101,983
Africa and the Middle East	14,135	13,535	25,119	24,237
Europe	5,334	2,908	9,834	5,611
Latin America and Asia Pacific	19,165	10,375	36,084	19,191
Total revenue	$90,683	$77,864	$171,934	$151,022
The loss of a significant portion of business from any significant customers could adversely affect our unaudited condensed consolidated financial statements.

Customers accounting for 10% or more of our total revenue were as follows:

	Three Months Ended		Six Months Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Motorola Solutions, Inc.	*	11.0%	11.4%	13.0%
Verizon Wireless	10.1%	*	*	*
*Less than 10.0%
Customer accounting for 10% or more of our accounts receivable were as follows:

	December 30, 2022	July 1, 2022
Mobile Telephone Networks Group (MTN Group)	*	17.0%
*Less than 10.0%

Note 8. Equity
Stock Repurchase Program
In November 2021 our Board of Directors approved a stock repurchase program to purchase up to $10.0 million of our common stock. As of December 30, 2022, $8.0 million remains available and we may choose to suspend or discontinue the repurchase program at any time.

During the first six months of fiscal 2023, we did not repurchase any shares of our common stock in the open market.

Stock Incentive Programs
As of December 30, 2022, we had one stock incentive plan for our employees and non-employee directors, the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units.
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
During the six months ended December 30, 2022, we granted 72,162 restricted stock units, 49,321 market-based stock units and 110,945 stock options to purchase shares of our common stock.

Total compensation expense for share-based awards included in our unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
By Expense Category:
Cost of revenues	$166	$102	$338	$170
Research and development	137	22	272	98
Selling and administrative	1,356	637	2,887	1,356
Total share-based compensation expense	$1,659	$761	$3,497	$1,624
By Types of Award:
Options	$306	$120	$816	$295
Restricted and performance stock awards and units	1,353	641	2,681	1,329
Total share-based compensation expense	$1,659	$761	$3,497	$1,624
As of December 30, 2022, there was approximately $2.3 million of total unrecognized compensation expense related to non-vested stock options granted which is expected to be recognized over a weighted-average period of 1.8 years. As of December 30, 2022, there was $10.6 million of total unrecognized compensation expense related to non-vested stock awards which is expected to be recognized over a weighted-average period of 1.8 years.
Note 9. Restructuring Activities
The following table summarizes our restructuring-related activities:

	Severance and Benefits				Total
(In thousands)	Q2 2023 Plan	Q1 2023 Plan	Q4 2022 Plan	Fiscal 2021 Plan
Accrual balance, July 1, 2022	$—	$—	$295	$1,086	$1,381
Charges, net	—	1,950	—	—	1,950
Cash payments	—	(1,437)	(272)	(100)	(1,809)
Foreign exchange impact	—		—	—	—
Accrual balance, September 30, 2022	—	513	23	986	1,522
Charges, net	928	—	—	—	928
Cash payments	(452)	(377)	—	(149)	(978)
Foreign exchange impact	—	—	—	—	—
Accrual balance, December 30, 2022	$476	$136	$23	$837	$1,472
As of December 30, 2022, the accrual balance of $1.5 million was in short-term restructuring liabilities on our unaudited condensed consolidated balance sheets. Included in the above plans for which we were carrying a provision were positions identified for termination that have not been executed from a restructuring perspective.
Q2 2023 Plan
During the second quarter of fiscal 2023, our Board of Directors approved a restructuring plan, (the “Q2 2023 Plan”) which is anticipated to generate cost savings from the elimination of 6 roles. The Q2 2023 plan is expected to be implemented through the end of first half of fiscal 2024.

Q1 2023 Plan
During the first quarter of fiscal 2023, our Board of Directors approved a restructuring plan, (the “Q1 2023 Plan”) from the acquisition of Redline Communications, Inc. (“Redline”). The Q1 2023 Plan which is anticipated to generate cost saving on integration of Redline, entails a reduction in force of approximately 20 employees due to integrating work into existing Aviat teams, is expected to be implemented through the end of fiscal 2023.

Q4 2022 Plan
During the fourth quarter of fiscal 2022, our Board of Directors approved a restructuring plan (the “Q4 2022 Plan”) to restructure specific groups to optimize skill sets and align structure to execute on strategic deliverables. The Q4 2022 Plan was anticipated to entail a reduction in force of approximately 11 employees to be implemented through the end of fiscal year 2023, with a certain number of positions being consolidated.
Fiscal 2021 Plan
During the third quarter of fiscal 2021, our Board of Directors approved restructuring plans (the “Fiscal 2021 Plan”) to continue to reduce our operating costs and improve profitability as part of our transformational initiative to optimize our business model and increase efficiencies. We recorded restructuring charges of $2.4 million related to the Fiscal 2021 Plan in fiscal 2021. The Fiscal 2021 Plan was anticipated to entail a reduction in force of approximately 30 employees and will be completed through the end of fiscal 2023, with a certain number of positions being consolidated and/or relocated.
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
The consideration paid by Aviat for this all-cash acquisition was $20.4 million. Cash acquired as part of acquisition was $4.6 million for total net consideration of $15.8 million. A summary of the preliminary allocation, pursuant to the completion of purchase price allocation, of the total purchase consideration is as follows:

(In thousands)	Purchase consideration	Net tangible assets acquired	Purchased intangible assets	Goodwill
Redline	$20,411	$8,171	$7,290	$4,950

The following table presents details of our intangible assets:

(In thousands except for useful life)
Goodwill				$4,950

	Useful life in Years	Gross	Accumulate amortization	Net
Purchased intangible with finite lives:
Patents	11	$630	$(29)	$601
Customer relationship	15	5,500	(183)	5,317
Trade names	16	1,160	(36)	1,124
Total purchased intangible assets with finite lives		$7,290	$(248)	$7,042

Amortization of purchased intangible assets for the six months ended December 30, 2022 was $0.2 million included in operating expenses. There were no impairment charges for the three or six months ended December 30, 2022.
Pro forma results of operations for this acquisition have not been presented because the effects on revenue and net income were not material to our historic consolidated financial statements.

The estimated future amortization expense of intangible assets with finite lives as of December 30, 2022 is as follows:

Amount
(In thousands)

Remainder of 2023	$248
2024	496
2025	496
2026	496
2027	496
Thereafter	4,810
Total	$7,042
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

The determination of our income taxes for the six months ended December 30, 2022 and December 31, 2021 was based on our estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. Our tax expense for the six months ended December 30, 2022 was primarily due to tax expense related to U.S. and profitable foreign subsidiaries, including deferred tax expense associated with our acquisition of Redline in July 2022 and the subsequent multi-step restructure plan where the two Redline Communication Canadian corporations converted to ULC companies and then amalgamated by the end of September 2022. The tax expense for the six months ended December 31, 2021 was primarily due to tax expense related to U.S. and profitable foreign subsidiaries.

We have a number of open income tax audits covering various tax years, which vary from jurisdiction to jurisdiction. Our major tax jurisdictions that are open and subject to potential audits include the U.S., Singapore, Ghana, Kenya, Nigeria, and Saudi Arabia. The earliest years for these jurisdictions are as follows: U.S. - 2003; Singapore - 2015; Ghana – 2016; Kenya - 2018: Nigeria - 2006; and Saudi Arabia - 2019.

We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign, and state income taxes. Such interest expense was not material for the six months ended December 30, 2022 and December 31, 2021.

On March 11, 2021, the U.S. enacted the American Rescue Plan Act of 2021 (“ARPA”) which expands Section 162(m) to cover the next five most highly compensated employees for the taxable year, in addition to the “covered employees” effective for taxable years beginning after December 31, 2026. We continue to examine the elements of the ARPA and the impact they may have on our future business.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) which includes a new corporate alternative minimum tax of 15% on adjusted financial statement income of corporations with profits greater than $1 billion, and a 1% excise tax on stock repurchases by public corporations effective for taxable years beginning after December 31, 2022. We will continue to evaluate the applicability and effect of the IRA as more guidance is issued.

Note 12. Net Income Per Share of Common Stock
The following table presents the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Numerator:
Net income	$6,046	$5,916	$3,300	$10,598

Denominator:
Weighted-average shares outstanding, basic	11,347	11,309	11,273	11,172
Effect of potentially dilutive equivalent shares	458	651	522	723
Weighted-average shares outstanding, diluted	11,805	11,960	11,795	11,895

Net income per share of common stock outstanding:
Basic	$0.53	$0.52	$0.29	$0.95
Diluted	$0.51	$0.49	$0.28	$0.89
The following table summarizes the weighted-average equity awards that were excluded from the diluted net income per share calculations since they were anti-dilutive:

	Three Months Ended		Six Months Ended
(In thousands)	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Stock options	220	123	190	48
Restricted stock units and performance stock units	38	54	71	41
Total shares of common stock excluded	258	177	261	89

Note 13. Commitments and Contingencies
Purchase Orders and Other Commitments
From time to time in the normal course of business, we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf, in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. We currently rely on a few vendors for substantially all of our inventory purchases. As of December 30, 2022, we had outstanding purchase obligations with our suppliers or contract manufacturers of $63.8 million. In addition, we had contractual obligations of approximately $3.8 million associated with software licenses as of December 30, 2022.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies, or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations, and similar transactions, or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of December 30, 2022, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements, and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of December 30, 2022, we had commercial commitments of $68.3 million outstanding that were not recorded on our unaudited condensed consolidated balance sheets. We do not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on these performance guarantees in the future.
The following table presents details of our commercial commitments:

December 30, 2022
Letters of credit	$3,026
Bonds	65,229
$68,255

Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our products infringe the intellectual property rights of a third party. As of December 30, 2022, we have not received any notice that any customer is subject to an infringement claim arising from the use of our products; we have not received any request to defend any customers from infringement claims arising from the use of our products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of December 30, 2022, we had not recorded any liabilities related to these indemnifications.
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
In March 2016, an enforcement action by the Indian Department of Revenue, Ministry of Finance was brought against our subsidiary Aviat Networks (India) Private Limited (“Aviat India”) relating to the non-realization of intercompany receivables and non-payment of intercompany payables, which originated from 1999 to 2012, within the time frames dictated by the Indian regulations under the Foreign Exchange Management Act. In November 2017, the Indian Department of Revenue, Ministry of Finance also initiated a similar action against Telsima Communications Private Limited (“Telsima India”), a subsidiary of the Company, relating to the non-realization of intercompany receivables and non-payment of intercompany payables which originated from the period prior to our acquisition of Telsima India in February 2009. In

September 2019, our directors of Aviat India appeared before the Ministry of Finance Enforcement Directorate. No settlement offers were discussed at the meeting and the matter is still ongoing with no subsequent hearing date currently scheduled as of December 30, 2022. We have accrued an immaterial amount representing the estimated probable loss for which we would settle the matter. We currently cannot form an estimate of the range of loss in excess of our amounts already accrued. If the outcome of this matter is greater than the current immaterial amount accrued, we intend to dispute it vigorously.
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
Overview
Aviat sells radios, routers, software and services integral to the functioning of data transport networks. We have more than 3,000 customers and significant relationships with global service providers and private network operators. Our manufacturing base in North America consists of a combination of contract manufacturing and assembly and test operated in Austin, Texas by Aviat. Additionally, we utilize a contract manufacturer based in Asia for much of our international equipment demand. Our technology is underpinned by more than 200 patents. We compete on the basis of total cost of ownership, microwave radio expertise and solutions for mission critical communications. We have a global presence.

While supply chain lead-times remain extended and difficult to manage, the impact on our ability to fulfill orders for the current quarter was minimal. Depending on the progression of pandemic-related factors such as supply constraints, potential for temporary manufacturing restrictions and our ability to perform field services during shelter in place orders, we could experience constraints and delays in fulfilling customer orders in future periods. We continually monitor, assess and adapt to the situation to mitigate impacts on our business, supply chain and customer demand. We expect the potential for these challenges to continue until business and economic activities return to more normal levels worldwide.
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
Business Combination with Redline Communications

On July 5, 2022 Aviat acquired Redline Communications, Inc. (“Redline”), a leading provider of mission-critical data infrastructure. Redline allows Aviat to expand its Private Networks Offering with Private LTE/5G, Unlicensed Wireless Access Solutions, by creating an integrated end-to-end offering for wireless access and transport in the Private Networks segment, leveraging Aviat's sales channel to address a large dollar Private LTE/5G addressable market and increasing Aviat’s reach in mission-critical industrial Private Networks.

Operations Review
The market for mobile backhaul continued to be our primary addressable market segment globally in the first six months of fiscal 2023. In North America, we supported 5G and long-term evolution (“LTE”) deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of some large LTE deployments, and 5G deployments. Our position continues to be to support our customers for 5G and LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. Our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. Additionally, we operate an e-commerce platform that provides low cost services, a simple experience, and fast delivery to mobile operator and private network customers. However, as disclosed above and in the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K filed with the SEC on September 14, 2022, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we serve.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe, and (3) Latin America and Asia Pacific. Revenue by region for the three and six months ended December 30, 2022 and December 31, 2021 and the related changes were as follows:

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 30, 2022	December 31, 2021	$ Change	% Change	December 30, 2022	December 31, 2021	$ Change	% Change
North America	$52,049	$51,046	$1,003	2.0%	$100,897	$101,983	$(1,086)	(1.1)%
Africa and the Middle East	14,135	13,535	600	4.4%	25,119	24,237	882	3.6%
Europe	5,334	2,908	2,426	83.4%	9,834	5,611	4,223	75.3%
Latin America and Asia Pacific	19,165	10,375	8,790	84.7%	36,084	19,191	16,893	88.0%
Total revenue	$90,683	$77,864	$12,819	16.5%	$171,934	$151,022	$20,912	13.8%
Our revenue in North America increased by $1.0 million, or 2.0%, during the second quarter of fiscal 2023 compared with the same period of fiscal 2022. Revenue in North America decreased by $(1.1) million, or (1.1)%, during the six months ended fiscal 2023 compared with the same period of fiscal 2022. The respective changes in North America revenue during the three and six months ended fiscal 2023 were primarily due to timing of private network projects.
Our revenue in Africa and the Middle East increased by $0.6 million or 4.4% during the second quarter of fiscal 2023 compared with the same period of fiscal 2022. Revenue in Africa and the Middle East increased by $0.9 million, or 3.6%, during the six months of fiscal 2023 compared with the same period of fiscal 2022. This increase in revenue during the three and six months ended fiscal 2023 was primarily due to increased sales to mobile and private network operators in the region.
Revenue in Europe increased by $2.4 million, or 83.4%, for the second quarter of fiscal 2023 compared with the same period of fiscal 2022. Revenue in Europe increased by $4.2 million, or 75.3%, during the six months of fiscal 2023 compared with the same period of fiscal 2022. This increase during the three and six month periods was due to increased sales to mobile operators.
Revenue in Latin America and Asia Pacific increased by $8.8 million, or 84.7%, during the second quarter of fiscal 2023 compared with the same period of fiscal 2022, and increased by $16.9 million, or 88.0%, during the first six months ended fiscal 2023 compared with the same period of fiscal 2022. This increase during the three and six month periods was due to a key customer win in Asia Pacific and increased sales to mobile operators in Latin America.

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 30, 2022	December 31, 2021	$ Change	% Change	December 30, 2022	December 31, 2021	$ Change	% Change
Product sales	$65,561	$53,467	$12,094	22.6%	$120,662	$104,314	$16,348	15.7%
Services	25,122	24,397	725	3.0%	51,272	46,708	4,564	9.8%
Total revenue	$90,683	$77,864	$12,819	16.5%	$171,934	$151,022	$20,912	13.8%
Our revenue from product sales increased by $12.1 million, or 22.6%, for the second quarter of fiscal 2023 compared with the same quarter of fiscal 2022. Our services revenue increased by $0.7 million, or 3.0%, during the second quarter of fiscal 2023 compared with the same quarter of fiscal 2022.
Our revenue from product sales increased by $16.3 million, or 15.7%, for the six months ended fiscal 2023 compared with the same period of fiscal 2022. Our services revenue increased by $4.6 million, or 9.8%, during the six months ended fiscal 2023 compared with the same period of fiscal 2022.
Gross Margin

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 30, 2022	December 31, 2021	$ Change	% Change	December 30, 2022	December 31, 2021	$ Change	% Change
Revenue	$90,683	$77,864	$12,819	16.5%	$171,934	$151,022	$20,912	13.8%
Cost of revenue	58,463	49,708	8,755	17.6%	110,260	96,785	13,475	13.9%
Gross margin	$32,220	$28,156	$4,064	14.4%	$61,674	$54,237	$7,437	13.7%
% of revenue	35.5%	36.2%			35.9%	35.9%
Product margin %	38.1%	36.4%			37.2%	36.8%
Service margin %	28.8%	35.7%			32.8%	34.0%
Gross margin for the second quarter of fiscal 2023 increased by $4.1 million, or 14.4% compared with the same quarter of fiscal 2022. Gross margin for the first six months of fiscal 2023 increased by $7.4 million, or 13.7%. The gross margin improvement was primarily due to higher volume of Private Network and mobile operator business as well as the contribution from the Redline acquisition.
Gross margin as a percentage of product revenue increased in the second quarter and in the first six months of fiscal 2023 compared with the prior year periods primarily due to pricing actions effectively offsetting cost inflation and the accretive contribution of the Redline acquisition. Service margin as a percentage of service revenue in the second quarter and in first six months of fiscal 2023 declined compared to the same periods in fiscal 2022 due to changes in the stand-alone prices for products and services and the resulting impact on the allocation of the overall transaction price to services.
Research and Development Expenses

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 30, 2022	December 31, 2021	$ Change	% Change	December 30, 2022	December 31, 2021	$ Change	% Change
Research and development	$6,047	$6,169	$(122)	(2.0)%	$12,134	$12,079	$55	0.5%
% of revenue	6.7%	7.9%			7.1%	8.0%
Our research and development expenses in the second quarter and first six months of fiscal 2023 were relatively flat compared with the same periods of fiscal 2022. Much of our research and development costs are incurred in EUR or NZD currencies. The strength of the USD yielded savings compared to the prior year, which were substantially offset by the addition of the Redline research and development costs.

Selling and Administrative Expenses

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 30, 2022	December 31, 2021	$ Change	% Change	December 30, 2022	December 31, 2021	$ Change	% Change
Selling and administrative	$16,567	$13,739	$2,828	20.6%	$34,071	$26,437	$7,634	28.9%
% of revenue	18.3%	17.6%			19.8%	17.5%
The $2.8 million selling and administrative expense increase in the second quarter of fiscal 2023 was driven by the addition of Redline and variable compensation expenses. The $7.6 million selling and administrative expense increase for the first six months of fiscal 2023 was also driven by Redline and variable compensation, as well as merger and acquisition related expenses.
Restructuring Charges

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 30, 2022	December 31, 2021	$ Change	% Change	December 30, 2022	December 31, 2021	$ Change	% Change
Restructuring charges (recovery)	$928	$(960)	$1,888	*	$2,878	$(301)	$3,179	*
•Percentage not meaningful
In the second quarter of fiscal 2023, we recorded restructuring charges of $0.9 million primarily related to the Q2 2023 Plan. For the six months ended fiscal 2023 we recorded restructuring charges related to the Q1 2023 Plan and Q2 2023 Plan.
Other Expense/Income, net

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 30, 2022	December 31, 2021	$ Change	% Change	December 30, 2022	December 31, 2021	$ Change	% Change
Other (income)/expense, net	$(460)	$240	$(700)	*	$2,322	$212	$2,110	*
•Percentage not meaningful
Our other (income)/expense, net decreased by $(0.7) million and $2.1 million, in the three and six months ended fiscal 2023, respectively, compared with the same periods of fiscal 2022 primarily due to the movement in foreign exchange rates.
Income Taxes

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 30, 2022	December 31, 2021	$ Change	% Change	December 30, 2022	December 31, 2021	$ Change	% Change
Income before income taxes	$9,138	$8,968	$170	1.9%	$10,269	$15,810	$(5,541)	(35.0)%
Provision for income taxes	$3,092	$3,052	$40	1.3%	$6,969	$5,212	$1,757	33.7%
We estimate our annual effective tax rate at the end of each quarterly period, and we record the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances.

The tax expense for the second quarter of fiscal 2023 was primarily due to the tax expense related to U.S. and profitable foreign subsidiaries. The tax expense for the first six months of fiscal 2023 was primarily due to the tax expense related to U.S. and profitable foreign subsidiaries, including deferred tax expense associated with our acquisition of Redline in July 2022 and subsequent restructuring impact. See Note 10: Acquisition.

Liquidity, Capital Resources, and Financial Strategies
Sources of Cash
As of December 30, 2022, our total cash and cash equivalents were $21.4 million. Approximately $7.1 million, or 33.4%, was held in the United States. The remaining balance of $14.3 million, or 66.6%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries on December 30, 2022, $13.3 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to foreign withholding taxes.
Operating Activities
Cash provided by or used in operating activities is presented as net income adjusted for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities was $8.4 million for the first six months of fiscal 2023, compared to $2.2 million cash used in operations for the first six months of fiscal 2022; this difference was primarily related to a net change in Other Assets and Liabilities, Accrued Expenses, Inventories, Advance Payments and Unearned Revenue, partially offset by the net change in Accounts Receivable. Net cash provided by noncash items was $15.5 million for the first six months of 2023. The net changes in operating assets and liabilities resulted in a net use of cash of $27.1 million for the first six months of fiscal 2023, compared to net use of cash of $21.1 million for the same period in fiscal 2022.
Changes in operating assets and liabilities resulted in a net use of cash for the first six months of fiscal 2023 primarily related to Accounts Receivable that fluctuate from period to period, depending on the amount and timing of sales, billing activities and cash collections; and an increase in certain levels of inventories and prepaid deposits to mitigate supply chain constraints. The use of cash from assets and liabilities was partially offset by the timing of payments from Accounts Payable and by customer Advance Payments and Unearned Revenue.
Investing Activities
Net cash used in investing activities was $7.3 million and $0.8 million for the first six months of fiscal 2023 and 2022, respectively, which consisted of the Redline acquisition and capital expenditures offset by proceeds from the sale of marketable securities.
Financing Activities
Financing cash flows consist primarily of borrowings and repayments of short-term debt, repurchase of stock and proceeds from the sale of shares of common stock through employee equity plans. Net cash provided by financing activities was $0.1 million for the first six months of fiscal 2023, primarily from cash proceeds from the issuance of common stock under employee stock plans of $0.7 million partially offset by payments for taxes related to settlement of equity awards of $0.7 million. Net cash used in financing activities was $2.4 million for the first six months of fiscal 2022, primarily due to the repurchase of common stock of $(2.6) million partially offset by cash proceeds from the issuance of common stock under employee stock plans of $0.6.
As of December 30, 2022, our principal sources of liquidity consisted of $21.4 million in cash and cash equivalents; $22.0 million of available credit under our $25.0 million SVB Credit Facility, which matures on June 28, 2024, and future collections of receivables from customers. We regularly require letters of credit from certain customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically, our primary sources of liquidity have been cash flows from operations and credit facilities. Additionally, we have an effective shelf registration statement on Form S-3 allowing us to offer and sell, either individually or in combination, in one or more offerings, up to a total dollar amount of $200 million of any combination of the securities described in the shelf registration statement or a related prospectus supplement.
We believe that our existing cash and cash equivalents, the available line of credit under the SVB Credit Facility and future cash collections from customers will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for at least the next 12 months. On May 17, 2021, we entered into Amendment No. 4 to Third Amended and Restated Loan and Security Agreement to extend the maturity date to June 28, 2024. The SVB Credit Facility provides for a $25.0 million accounts receivable formula-based revolving credit facility that can be borrowed by the U.S. company, with a $25.0 million sub-limit that can be borrowed by our U.S. and Singapore entities. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of all borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the accounts receivable formula-based revolving credit facility can also be utilized to issue letters of credit with a $12.0 million sub-limit. As of December 30, 2022, available credit under the SVB Credit Facility was $22.0 million, reflecting the available limit of $25.0 million less outstanding letters of credit of $3.0 million. We borrowed and repaid $24.0 million against the SVB Credit Facility during the six months ended December 30, 2022 and there was no borrowing outstanding as of December 30, 2022.
As of December 30, 2022, we were in compliance with the quarterly financial covenants, as amended, contained in the SVB Credit Facility and there was no amount outstanding under the SVB Credit Facility.
Restructuring Payments
We had liabilities for restructuring activities totaling $1.5 million as of December 30, 2022, which were classified as current liabilities and expected to be paid out in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.

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
We sometimes use foreign exchange forward contracts to hedge forecasted foreign currency transactions relating to sales and purchase transactions. The foreign exchange hedges do not qualify as cash flow hedges. The changes in fair value related to the hedges were recorded in income or expenses line items on our statements of operations.
From time-to-time, we also enter into foreign exchange forward contracts to mitigate the change in fair value of specific non-functional currency assets and liabilities on the balance sheet. All balance sheet hedges are marked to market through earnings every period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities.
As of December 30, 2022, we had no forward contracts outstanding.
Certain of our international business is transacted in non-U.S. dollar currency. As discussed above, from time to time we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars for the first six months of fiscal 2023 and 2022 was $(0.1) million and $0.3 million, respectively, and was included as a component of stockholders’ equity. As of December 30, 2022 and July 1, 2022, the cumulative translation adjustment decreased our equity by $16.1 million and $16.0 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our credit facility.

Exposure on Cash Equivalents
We had $21.4 million in total cash and cash equivalents as of December 30, 2022. Cash equivalents totaled $9.2 million as of December 30, 2022 and were comprised of money market funds and bank certificates of deposit. Cash equivalents investments have been recorded at fair value on our balance sheet. Fair value is measured using inputs that fall into a three-level hierarchy that prioritizes the inputs used to measure fair value based on observability of such inputs. For more information on the fair value measurements of cash equivalents, please refer to “Note 3 Fair Value Measurements of Assets and Liabilities” of the Notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. The weighted-average days to maturity for cash equivalents held as of December 30, 2022 was 27 days, and these investments had an average yield of approximately 5.23% per annum. A 10% change in interest rates on our cash equivalents is not expected to have a material impact on our financial position, results of operations, or cash flows.
Exposure on Borrowings
Our borrowings under the SVB Credit Facility incurred interest at the prime rate plus a spread of 0.50% to 1.50% with such spread determined based on our adjusted quick ratio. During the first six months of fiscal 2023, our weighted-average interest rate was 6.07%, and the interest expense on these borrowings was immaterial.
A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations, or cash flows since interest on our borrowings is not material to our overall financial position.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with the participation of our President and CEO, and Chief Financial Officer (“CFO”), as of December 30, 2022, our CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, in a manner that allows for timely decisions regarding required disclosures and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls over Financial Reporting
There were no changes to our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended December 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of legal proceedings as of December 30, 2022, please refer to “Legal Proceedings” and “Contingent Liabilities” under “Note 13 Commitments and Contingencies” of the Notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which are incorporated into this item by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first six months of fiscal 2023 we did not repurchase any shares of our common stock in the open market.
In November 2021 our Board of Directors approved a stock repurchase program to purchase up to $10.0 million of our common stock. As of December 30, 2022, $8.0 million remains available under the stock repurchase program, and we may choose to suspend or discontinue the repurchase program at any time.

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
Date: February 1, 2023

By:	/s/ David M. Gray
David M. Gray Senior Vice President and Chief Financial Officer (duly authorized officer)