Form 10-Q
period 2023-03-31
AVIAT NETWORKS, INC.
filed 2023-05-03
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock as of April 28, 2023 was 11,440,689.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2023

PART I.     FINANCIAL INFORMATION

Item 1.Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and par value amounts)	March 31, 2023	July 1, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$22,456	$36,877
Marketable securities	—	10,893
Accounts receivable, net	88,458	73,168
Unbilled receivables	63,344	45,857
Inventories	39,083	25,394
Customer service inventories	1,857	1,775
Other current assets	21,306	12,437
Total current assets	236,504	206,401
Property, plant and equipment, net	10,570	8,887
Goodwill	4,950	—
Intangible assets, net	6,918	—
Deferred income taxes	88,750	95,412
Right of use assets	2,669	2,759
Other assets	14,301	10,445
TOTAL ASSETS	$364,662	$323,904
LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt	$6,200	$—
Accounts payable	61,670	42,394
Accrued expenses	23,397	26,451
Short-term lease liabilities	721	513
Advance payments and unearned revenue	40,348	33,740
Restructuring liabilities	884	1,381
Total current liabilities	133,220	104,479
Unearned revenue	7,628	8,920
Long-term lease liabilities	2,255	2,412
Other long-term liabilities	279	273
Reserve for uncertain tax positions	5,363	5,504
Deferred income taxes	563	563
Total liabilities	149,308	122,151
Commitments and contingencies (Note 13)
Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 11,436,542 shares issued and outstanding at March 31, 2023; 11,160,160 shares issued and outstanding at July 1, 2022	114	112
Treasury stock	(6,147)	(6,147)
Additional paid-in-capital	828,411	823,259
Accumulated deficit	(591,253)	(599,442)
Accumulated other comprehensive loss	(15,771)	(16,029)
Total equity	215,354	201,753
TOTAL LIABILITIES AND EQUITY	$364,662	$323,904
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Revenues:
Revenue from product sales	$54,811	$52,047	$175,473	$156,361
Revenue from services	28,669	22,469	79,941	69,177
Total revenues	83,480	74,516	255,414	225,538
Cost of revenues:
Cost of product sales	35,745	31,850	111,567	97,789
Cost of services	17,902	15,130	52,340	45,976
Total cost of revenues	53,647	46,980	163,907	143,765
Gross margin	29,833	27,536	91,507	81,773
Operating expenses:
Research and development expenses	6,518	5,259	18,652	17,338
Selling and administrative expenses	15,842	14,867	49,913	41,304
Restructuring (recovery) charges	(23)	(72)	2,855	(373)
Total operating expenses	22,337	20,054	71,420	58,269
Operating income	7,496	7,482	20,087	23,504
Other (income)/expense, net	428	175	2,750	387
Income before income taxes	7,068	7,307	17,337	23,117
Provision for income taxes	2,179	1,278	9,148	6,490
Net income	$4,889	$6,029	$8,189	$16,627

Net income per share of common stock outstanding:
Basic	$0.43	$0.54	$0.72	$1.49
Diluted	$0.41	$0.51	$0.69	$1.40
Weighted-average shares outstanding:
Basic	11,413	11,173	11,319	11,172
Diluted	11,884	11,761	11,829	11,848
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Net income	$4,889	$6,029	$8,189	$16,627
Other comprehensive income (loss):
Net change in cumulative translation adjustments	370	(786)	258	(1,058)
Other comprehensive income (loss)	370	(786)	258	(1,058)
Comprehensive income	$5,259	$5,243	$8,447	$15,569
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	March 31, 2023	April 1, 2022
Operating Activities
Net income	$8,189	$16,627
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	4,193	3,444
Amortization of intangible assets acquired	372	—
Provision for/(recovery from) uncollectible receivables	476	(56)
Share-based compensation	5,135	2,464
Deferred tax assets, net	5,189	5,437
Charges for inventory and customer service inventory write-downs	1,715	1,140
Loss (gain) on disposition of property, plant and equipment, net	34	(66)
Noncash lease expense	524	620
Net loss (gain) on marketable securities	1,730	(23)
Restructuring charges (recoveries)	—	(373)
Changes in operating assets and liabilities:
Accounts receivable	(12,212)	(28,252)
Unbilled receivables	(17,719)	(8,446)
Inventories	(8,961)	(5,634)
Customer service inventories	(958)	(1,061)
Accounts payable	16,344	7,934
Accrued expenses	(3,594)	(569)
Advance payments and unearned revenue	1,948	4,719
Income taxes payable or receivable	1,932	(1,400)
Other assets and liabilities	(12,814)	(6,652)
Change in lease liabilities	(528)	(641)
Net cash used in operating activities	(9,005)	(10,788)
Investing Activities
Payments for acquisition of property, plant and equipment	(5,055)	(1,028)
Proceeds from sale of marketable securities	9,163	—
Purchase of marketable securities	—	(2,492)
Proceeds from sale of asset held for sale	—	2,284
Acquisition, net of cash acquired and purchases of intangible assets	(15,769)	—
Net cash used in investing activities	(11,661)	(1,236)
Financing Activities
Proceeds from borrowings	50,200	—
Repayments of borrowings	(44,000)	—
Payments for repurchase of common stock - treasury shares	—	(4,611)
Payments for taxes related to net settlement of equity awards	(1,055)	(358)
Proceeds from issuance of common stock under employee stock plans	1,074	931
Net cash provided by (used in) financing activities	6,219	(4,038)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	9	(663)
Net decrease in cash, cash equivalents, and restricted cash	(14,438)	(16,725)
Cash, cash equivalents, and restricted cash, beginning of period	37,104	48,198
Cash, cash equivalents, and restricted cash, end of period	$22,666	$31,473

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of December 30, 2022	11,377,066	$114	$(6,147)	$826,812	$(596,142)	$(16,141)	$208,496
Net income	—	—	—	—	4,889	—	4,889
Other comprehensive income, net of tax	—	—	—	—	—	370	370
Issuance of common stock under employee stock plans	71,281	(1)	—	328	—	—	327
Shares withheld for taxes related to vesting of equity awards	(11,805)	1	—	(367)	—	—	(366)
Share-based compensation	—	—	—	1,638	—	—	1,638
Balance as of March 31, 2023	11,436,542	$114	$(6,147)	$828,411	$(591,253)	$(15,771)	$215,354

	Three Months Ended April 1, 2022
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of December 31, 2021	11,195,542	$112	$(3,408)	$820,791	$(610,004)	$(14,599)	$192,892
Net income	—	—	—	—	6,029	—	6,029
Other comprehensive loss, net of tax	—	—	—	—	—	(786)	(786)
Issuance of common stock under employee stock plans	37,327	1	—	345	—	—	346
Shares withheld for taxes related to vesting of equity awards	—	—	—	—	—	—	—
Stock repurchase	(65,951)	(1)	(1,990)	—	—	—	(1,991)
Share-based compensation	—	—	—	840	—	—	840
Balance as of April 1, 2022	11,166,918	$112	$(5,398)	$821,976	$(603,975)	$(15,385)	$197,330

	Nine Months Ended March 31, 2023
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of July 1, 2022	11,160,160	$112	$(6,147)	$823,259	$(599,442)	$(16,029)	$201,753
Net income	—	—	—	—	8,189	—	8,189
Other comprehensive income, net of tax	—	—	—	—	—	258	258
Issuance of common stock under employee stock plans	310,355	2	—	1,072	—	—	1,074
Shares withheld for taxes related to vesting of equity awards	(33,973)	—	—	(1,055)	—	—	(1,055)
Stock repurchase	—	—	—	—	—	—	—
Share-based compensation	—	—	—	5,135	—	—	5,135
Balance as of March 31, 2023	11,436,542	$114	$(6,147)	$828,411	$(591,253)	$(15,771)	$215,354

	Nine Months Ended April 1, 2022
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands, except share amounts)	Shares	$ Amount
Balance as of July 2, 2021	11,153,445	$112	$(787)	$818,939	$(620,602)	$(14,327)	$183,335
Net income	—	—	—	—	16,627	—	16,627
Other comprehensive loss, net of tax	—	—	—	—	—	(1,058)	(1,058)
Issuance of common stock under employee stock plans	172,996	2	—	931	—	—	933
Shares withheld for taxes related to vesting of equity awards	(10,134)	—	—	(358)	—	—	(358)
Stock repurchase	(149,389)	(2)	(4,611)		—	—	(4,613)
Share-based compensation	—	—	—	2,464	—	—	2,464
Balance as of April 1, 2022	11,166,918	$112	$(5,398)	$821,976	$(603,975)	$(15,385)	$197,330

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. The Company and Basis of Presentation
The Company
Aviat Networks, Inc. (“Aviat,” the “Company,” “we,” “us,” and “our”) designs, manufactures, and sells a range of wireless networking solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies, and broadcast system operators across the globe. Our products include broadband wireless access base stations and customer premises equipment for fixed and mobile, point-to-point digital microwave radio systems for access, backhaul, trunking, license-exempt applications, supporting new network deployments, network expansion, and capacity upgrades.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information, and we have made estimates, assumptions and judgments affecting the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes, as discussed in greater detail below. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of our management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the three and nine months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2022.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated.
We operate on a 52-week or 53-week year ending on the Friday closest to June 30. The three months ended March 31, 2023 and the three months ended April 1, 2022 both consisted of 13 weeks. Fiscal year 2023 will be comprised of 52 weeks and will end on June 30, 2023. Fiscal year 2022 was comprised of 52 weeks and ended on July 1, 2022.
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
Summary of Significant Accounting Policies
There have been no material changes in our significant accounting policies as of March 31, 2023 and for the nine months ended March 31, 2023, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 1, 2022.

Accounting Standards Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2022-02 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 became effective for us in our first quarter of fiscal 2023. The adoption had no material impact on our unaudited condensed consolidated financial statements.

Note 2. Balance Sheet Components
Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of the cash, cash equivalents, and restricted cash reported within our unaudited condensed consolidated balance sheets that reconciles to the corresponding amount in our unaudited condensed consolidated statement of cash flows:

(In thousands)	March 31, 2023	July 1, 2022
Cash and cash equivalents	$22,456	$36,877
Restricted cash included in other assets	210	227
Total cash, cash equivalents, and restricted cash in the Statement of Cash Flows	$22,666	$37,104
Accounts Receivable, net
Our net accounts receivable are summarized below:

(In thousands)	March 31, 2023	July 1, 2022
Accounts receivable	$89,174	$74,102
Less: Allowances for collection losses	(716)	(934)
Total accounts receivable, net	$88,458	$73,168
Inventories
Our inventories are summarized below:

(In thousands)	March 31, 2023	July 1, 2022
Finished products	$24,916	$14,916
Raw materials and supplies	14,167	10,478
Total inventories	$39,083	$25,394
Consigned inventories included within raw materials and supplies	$10,408	$9,796

We record charges to adjust our inventory and customer service inventory due to excess and obsolete inventory resulting from lower sales forecasts, product transitioning, or discontinuance. The charges during the three and nine months ended March 31, 2023 and April 1, 2022, respectively, consisted of the following which were recorded in cost of product sales:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Excess and obsolete inventory	$275	$196	$856	$436
Customer service inventory write-downs	302	286	859	704
Total inventory charges	$577	$482	$1,715	$1,140

Assets Held for Sale
We consider properties to be assets held for sale when management approves and commits to a plan to dispose of a property or group of properties. The property held for sale prior to the sale date is separately presented on our unaudited condensed consolidated balance sheet as "”Assets Held for Sale”.
During the second quarter of fiscal 2021 management initiated the sale of our facility located in the United Kingdom. We completed the sale during the third quarter of fiscal 2022 with proceeds of $2.3 million, reflecting a gain of $0.1 million We have no assets held for sale as of March 31, 2023 and July 1, 2022.
Property, Plant and Equipment, net
Our property, plant and equipment, net are summarized below:

(In thousands)	March 31, 2023	July 1, 2022
Land	$210	$210
Buildings and leasehold improvements	5,889	5,796
Software	17,075	21,368
Machinery and equipment	47,144	49,584
Total property, plant and equipment, gross	70,318	76,958
Less: Accumulated depreciation and amortization	(59,748)	(68,071)
Total property, plant and equipment, net	$10,570	$8,887

Included in the total plant, property and equipment above there were $0.8 million of assets in progress which have not been placed in service as of March 31, 2023 and $1.2 million as of July 1, 2022.
Depreciation and amortization expense related to property, plant and equipment, including amortization of software developed for internal use, was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Depreciation and amortization	$1,428	$1,051	$4,193	$3,444
Accrued Expenses
Our accrued expenses are summarized below:

(In thousands)	March 31, 2023	July 1, 2022
Accrued compensation and benefits	$8,119	$11,625
Accrued agent commissions	1,119	1,864
Accrued warranties	2,311	2,913
Other	11,848	10,049
Total accrued expenses	$23,397	$26,451

Accrued Warranties
We accrue for the estimated cost to repair or replace products under warranty. Changes in our warranty liability, which are included as a component of accrued expenses in our unaudited condensed consolidated balance sheets were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Balance as of the beginning of the period	$2,549	$3,198	$2,913	$3,228
Warranty provision recorded during the period	186	402	560	1,242
Assumed in Redline acquisition	—	—	55	—
Consumption during the period	(424)	(377)	(1,217)	(1,247)
Balance as of the end of the period	$2,311	$3,223	$2,311	$3,223
Advance Payments and Unearned Revenue
Our advance payments and unearned revenue are summarized below:

(In thousands)	March 31, 2023	July 1, 2022
Advance payments	$1,425	$1,870
Unearned revenue	38,923	31,870
Total advance payments and unearned revenue	$40,348	$33,740
Excluded from the balances above are $7.6 million and $8.9 million in long-term unearned revenue as of March 31, 2023 and July 1, 2022, respectively.
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
The fair values, and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and July 1, 2022 were as follows:

	March 31, 2023	July 1, 2022	Valuation Inputs
(In thousands)	Fair Value	Fair Value
Assets:
Cash and cash equivalents:
Money market funds	$—	$5,367	Level 1
Bank certificates of deposit	$3,690	$3,682	Level 2
Marketable securities	$—	$10,893	Level 1
We classify items within Level 1 if quoted prices are available in active markets. Historically our Level 1 items mainly are money market funds. As of July 1, 2022, money market funds were valued at $1.00 net asset value per share.

Our marketable securities are included in current assets on our balance sheet as they are available to be converted into cash to fund current operations. These marketable securities are publicly traded stock measured at fair value and classified within Level 1. For the nine months ended March 31, 2023 we recognized a loss of $1.7 million associated with the sales of our marketable securities recorded in Other (income)/expense, net.
We classify items in Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes, or alternative pricing sources are available with reasonable levels of price transparency. Our bank certificates of deposit are classified within Level 2.
As of March 31, 2023 and July 1, 2022, we did not have any recurring assets or liabilities that were valued using significant unobservable inputs.
Our policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first nine months of fiscal 2023 and 2022, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.
Note 4. Leases
The Company has facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 20 years and contain leasehold improvement incentives, rent holidays and escalation clauses.
We determine if an arrangement contains a lease at inception. These operating leases are included in "Right of use assets" on our unaudited condensed consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligations to make lease payments are included in "Short-term lease liabilities" and "Long-term lease liabilities" on our unaudited condensed consolidated balance sheets. We did not enter into any finance leases during the nine months ended March 31, 2023.
The following summarizes our lease costs:

	Three Months Ended		Nine Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
	(In thousands)
Operating lease costs	$270	$251	$817	$813
Short-term lease costs	490	623	1,507	1,823
Variable lease costs	12	64	92	138
Total lease costs	$772	$938	$2,416	$2,774

The following summarizes our lease term and discount rate for the nine months ended March 31, 2023:

Weighted average remaining lease term	6.8 years
Weighted average discount rate	5.7%

As of March 31, 2023, our future minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year were as follows (in thousands):

Amount
(In thousands)
Remainder of 2023	$331
2024	734
2025	633
2026	490
2027	169
Thereafter	1,385
Total lease payments	3,742
Less: interest	(766)
Present value of lease liabilities	$2,976

Note 5. Credit Facility and Debt
On May 17, 2021, we entered into Amendment No. 4 to Third Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Credit Facility”) which extended the expiration date to June 28, 2024. Under Federal Deposit Insurance Corporation (“FDIC”) receivership, SVB became SVB Bridge Bank as of March 13, 2023, but the Credit Facility remained in full force and effect. The SVB Credit Facility provides for a $25.0 million accounts receivable formula-based revolving credit facility that can be borrowed by our U.S. company, with a $25.0 million sub-limit that can be borrowed by our U.S. and Singapore entities. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of the borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the accounts receivable formula based revolving credit facility can also be utilized to issue letters of credit with a $12.0 million sub-limit. We may prepay loans under the SVB Credit Facility in whole or in part at any time without premium or penalty. As of March 31, 2023, available credit under the SVB Credit Facility was $15.8 million, reflecting the available limit of $25.0 million less outstanding letters of credit of $3.0 million. We borrowed $50.2 million and repaid $44.0 million against the SVB Credit Facility during the nine months ended March 31, 2023 at the weighted average interest rate was 6.96%. As of March 31, 2023 there was $6.2 million of borrowing outstanding.
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
As of March 31, 2023, we were not in compliance with the affirmative covenant in Section 6.8 of the SVB Credit Facility, as amended, which restricts Aviat from having domestic operating or depository accounts with banks other than SVB. We opened a non-SVB deposit account with Wells Fargo Bank, N.A. in the immediate aftermath of the SVB closure by regulatory authorities on March 10, 2023 so that we could continue receiving customer remittances. We subsequently requested and received a waiver from the lender for this noncompliance. We were in compliance with all other aspects of the credit agreement as of March 31, 2023.
At March 31, 2023, the Company held cash and cash equivalents at Silicon Valley Bridge Bank, N.A. (“SVB Bridge Bank”) in excess of government insured limits. On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed as receiver and Silicon Valley Bank was subsequently transferred into a new entity, SVB Bridge Bank. On March 12, 2023, the U.S. Treasury Department, the Federal Reserve and the FDIC jointly announced enabling actions that fully protect all Silicon Valley Bank depositors’ insured and uninsured deposits, and that such depositors would have access to all of their funds starting March 13, 2023. On March 14, 2023, the Company was able to access its full deposits with SVB Bridge Bank.

Note 6. Revenue Recognition
Contract Balances, Performance Obligations, and Backlog

The following table provides information about receivables and liabilities from contracts with customers (in thousands):

	March 31, 2023	July 1, 2022
Contract Balances
Accounts receivable, net	$88,458	$73,168
Contract Assets	$63,344	$45,857
Capitalized commissions	$2,231	$2,341
Contract Liabilities
Advance payments and unearned revenue	$40,348	$33,740
Unearned revenue, long-term	$7,628	$8,920
Capitalized commissions are classified as current and long term and included in Other current assets and Other assets, respectively. Significant changes in contract balances may arise as a result of recognition over time for services, transfer of control for equipment, and periodic payments (both in arrears and in advance).
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
As of March 31, 2023, we had $48.0 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 20% is expected to be recognized as revenue in the remainder of fiscal 2023 and the balance thereafter. During the three and nine months ended March 31, 2023 we recognized $5.0 million and $16.9 million, respectively, of revenue which was included in advance payments and unearned revenue at July 1, 2022.
Remaining Performance Obligations
The aggregate amount of transaction price allocated to our unsatisfied (or partially unsatisfied) performance obligations was approximately $111.8 million at March 31, 2023. Of this amount, we expect to recognize approximately 50% as revenue during the next 12 months, with the remaining amount to be recognized as revenue within two to five years.
Note 7. Segment and Geographic Information
We operate in one reportable business segment: the design, manufacturing, and sale of a range of wireless networking products, solutions, and services. Our financial performance is regularly reviewed by our chief operating decision maker who is our Chief Executive Officer (“CEO”).

We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for the three and nine months ended March 31, 2023 and April 1, 2022 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
North America	$46,064	$49,042	$146,961	$151,025
Africa and the Middle East	19,235	13,123	44,354	37,360
Europe	3,871	2,898	13,705	8,509
Latin America and Asia Pacific	14,310	9,453	50,394	28,644
Total revenue	$83,480	$74,516	$255,414	$225,538
The loss of a significant portion of business from any significant customers could adversely affect our unaudited condensed consolidated financial statements.
Customers accounting for 10% or more of our total revenue were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Motorola Solutions, Inc.	*	12.0%	*	13.0%
Mobile Telephone Networks Group (MTN Group)	12.0%	13.0%	*	10.0%
*Less than 10.0%
Customer accounting for 10% or more of our accounts receivable were as follows:

	March 31, 2023	July 1, 2022
Mobile Telephone Networks Group (MTN Group)	16.0%	17.0%

Note 8. Equity
Stock Repurchase Program
In November 2021 our Board of Directors approved a stock repurchase program to purchase up to $10.0 million of our common stock. As of March 31, 2023, $8.0 million remains available and we may choose to suspend or discontinue the repurchase program at any time.
During the first nine months of fiscal 2023, we did not repurchase any shares of our common stock in the open market.

Stock Incentive Programs
As of March 31, 2023, we have a stock incentive plan for our employees and non-employee directors, the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units.
Under the 2018 Plan, option exercise prices are equal to the fair market value of our common stock on the date the options are granted using our closing stock price. After vesting, options generally may be exercised within seven years after the date of grant.
Restricted stock units are not transferable until vested and the restrictions lapse upon the achievement of continued employment or service over a specified time period. Restricted stock units issued to employees generally vest three years from the date of grant (three-year cliff or annually over three years). Restricted stock units issued to non-executive board members generally vest on the day before the next annual stockholders’ meeting.
Vesting of performance share awards and units is subject to the achievement of predetermined financial performance criteria and continued employment through the end of the applicable period. Market-based stock units vest upon meeting certain predetermined share price performance criteria and continued employment through the end of the applicable period.

During the nine months ended March 31, 2023, we granted 74,827 restricted stock units, 49,321 market-based stock units and 110,945 stock options to purchase shares of our common stock.
Total compensation expense for share-based awards included in our unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
By Expense Category:
Cost of revenues	$125	$101	$463	$271
Research and development	113	5	385	103
Selling and administrative	1,400	734	4,287	2,090
Total share-based compensation expense	$1,638	$840	$5,135	$2,464
By Types of Award:
Options	$46	$139	$862	$434
Restricted and performance stock awards and units	1,592	701	4,273	2,030
Total share-based compensation expense	$1,638	$840	$5,135	$2,464
As of March 31, 2023, there was approximately $2.0 million of total unrecognized compensation expense related to non-vested stock options granted which is expected to be recognized over a weighted-average period of 1.6 years. As of March 31, 2023, there was $9.2 million of total unrecognized compensation expense related to non-vested stock awards which is expected to be recognized over a weighted-average period of 1.6 years.
Note 9. Restructuring Activities
The following table summarizes our restructuring-related activities:

	Severance and Benefits				Total
(In thousands)	Q2 2023 Plan	Q1 2023 Plan	Q4 2022 Plan	Fiscal 2021 Plan
Accrual balance, July 1, 2022	$—	$—	$295	$1,086	$1,381
Charges, net	—	1,950	—	—	1,950
Cash payments	—	(1,437)	(272)	(100)	(1,809)
Accrual balance, September 30, 2022	—	513	23	986	1,522
Charges, net	928	—	—	—	928
Cash payments	(452)	(377)	—	(149)	(978)
Accrual balance, December 30, 2022	476	136	23	837	1,472
Charges, net	—	—	(23)	—	(23)
Cash payments	(75)	—	—	(490)	(565)
Accrual balance, March 31, 2023	$401	$136	$—	$347	$884
As of March 31, 2023, the accrual balance of $0.9 million was in short-term restructuring liabilities on our unaudited condensed consolidated balance sheets. Included in the above plans for which we were carrying a provision were positions identified for termination that have not been executed from a restructuring perspective.
Q2 2023 Plan
During the second quarter of fiscal 2023, our Board of Directors approved a restructuring plan, (the “Q2 2023 Plan”) which is anticipated to generate cost savings from the elimination of six roles. The Q2 2023 plan is expected to be implemented through the end of first half of fiscal 2024.

Q1 2023 Plan
During the first quarter of fiscal 2023, our Board of Directors approved a restructuring plan, (the “Q1 2023 Plan”) from the acquisition of Redline Communications, Inc. (“Redline”). The Q1 2023 Plan, which is anticipated to generate cost saving on integration of Redline, entails a reduction in force of approximately 20 employees due to integrating work into existing Aviat teams. The Q1 2023 Plan is expected to be implemented through the end of fiscal 2023.

Q4 2022 Plan
During the fourth quarter of fiscal 2022, our Board of Directors approved a restructuring plan (the “Q4 2022 Plan”) to restructure specific groups to optimize skill sets and align structure to execute on strategic deliverables. The Q4 2022 Plan was completed during third quarter of fiscal 2023 with a reduction in force of approximately 11 employees with a certain number of positions being consolidated.
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
The consideration paid by Aviat for this all-cash acquisition was $20.4 million. Cash acquired as part of acquisition was $4.6 million for total net consideration of $15.8 million. A summary of the preliminary allocation, pursuant to the completion of purchase price allocation, of the total purchase consideration is as follows:

(In thousands)	Purchase consideration	Net tangible assets acquired	Purchased intangible assets	Goodwill
Redline	$20,411	$8,171	$7,290	$4,950

The following table presents details of our intangible assets:

(In thousands except for useful life)
Goodwill				$4,950

	Useful life in Years	Gross	Accumulate amortization	Net
Purchased intangible with finite lives:
Patents	11	$630	$(43)	$587
Customer relationship	15	5,500	(275)	5,225
Trade names	16	1,160	(54)	1,106
Total purchased intangible assets with finite lives		$7,290	$(372)	$6,918

Amortization of purchased intangible assets for the nine months ended March 31, 2023 was $0.4 million included in operating expenses. There were no impairment charges for the three or nine months ended March 31, 2023.

Pro forma results of operations for this acquisition have not been presented because the effects on revenue and net income were not material to our historic consolidated financial statements.
The estimated future amortization expense of intangible assets with finite lives as of March 31, 2023 is as follows:

Amount
(In thousands)
Remainder of 2023	$124
2024	496
2025	496
2026	496
2027	496
Thereafter	4,810
Total	$6,918
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

The determination of our income taxes for the nine months ended March 31, 2023 and April 1, 2022 was based on our estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. Our tax expense for the nine months ended March 31, 2023 was primarily due to tax expense related to U.S. and profitable foreign subsidiaries, including tax expense associated with our acquisition of Redline in July 2022 and subsequent restructuring impact. The tax expense for the nine months ended April 1, 2022 was primarily due to tax expense related to U.S. and profitable foreign subsidiaries.

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

We account for interest and penalties related to unrecognized tax benefits as part of our provision for federal, foreign, and state income taxes. Such interest expense was not material for the nine months ended March 31, 2023 and April 1, 2022.

On March 11, 2021, the U.S. enacted the American Rescue Plan Act of 2021 (“ARPA”) which expands Section 162(m) to cover the next five most highly compensated employees for the taxable year, in addition to the “covered employees” effective for taxable years beginning after December 31, 2026. We continue to examine the elements of the ARPA and the impact they may have on our future business.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) which includes a new corporate alternative minimum tax of 15% on adjusted financial statement income of corporations with profits greater than $1 billion, effective for taxable years beginning after December 31, 2022, and a 1% excise tax on stock repurchases by public corporations after December 31, 2022. We will continue to evaluate the applicability and effect of the IRA as more guidance is issued.

Note 12. Net Income Per Share of Common Stock
The following table presents the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Numerator:
Net income	$4,889	$6,029	$8,189	$16,627

Denominator:
Weighted-average shares outstanding, basic	11,413	11,173	11,319	11,172
Effect of potentially dilutive equivalent shares	471	588	510	676
Weighted-average shares outstanding, diluted	11,884	11,761	11,829	11,848

Net income per share of common stock outstanding:
Basic	$0.43	$0.54	$0.72	$1.49
Diluted	$0.41	$0.51	$0.69	$1.40
The following table summarizes the weighted-average equity awards that were excluded from the diluted net income per share calculations since they were anti-dilutive:

	Three Months Ended		Nine Months Ended
(Shares in thousands)	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Stock options	211	121	189	112
Restricted stock units and performance stock units	25	53	20	45
Total shares of common stock excluded	236	174	209	157

Note 13. Commitments and Contingencies
Purchase Orders and Other Commitments
From time to time in the normal course of business, we may enter into purchasing agreements with our suppliers that require us to accept delivery of, and remit full payment for, finished products that we have ordered, finished products that we requested be held as safety stock, and work in process started on our behalf, in the event we cancel or terminate the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and we have no present intention to cancel or terminate any of these agreements, we currently do not believe that we have any future liability under these agreements. We currently rely on a few vendors for substantially all of our inventory purchases. As of March 31, 2023, we had outstanding purchase obligations with our suppliers or contract manufacturers of $47.6 million. In addition, we had contractual obligations of approximately $3.9 million associated with software licenses as of March 31, 2023.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies, or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations, and similar transactions, or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of March 31, 2023, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements, and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of March 31, 2023, we had commercial commitments of $62.8 million outstanding that were not recorded on our unaudited condensed consolidated balance sheets.

We do not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on these performance guarantees in the future.
The following table presents details of our commercial commitments:

(In thousands)	March 31, 2023
Letters of credit	$3,040
Bonds	59,760
$62,800

Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our products infringe the intellectual property rights of a third party. As of March 31, 2023, we have not received any notice that any customer is subject to an infringement claim arising from the use of our products; we have not received any request to defend any customers from infringement claims arising from the use of our products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of March 31, 2023, we had not recorded any liabilities related to these indemnifications.
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
In March 2016, an enforcement action by the Indian Department of Revenue, Ministry of Finance was brought against our subsidiary Aviat Networks (India) Private Limited (“Aviat India”) relating to the non-realization of intercompany receivables and non-payment of intercompany payables, which originated from 1999 to 2012, within the time frames dictated by the Indian regulations under the Foreign Exchange Management Act. In November 2017, the Indian Department of Revenue, Ministry of Finance also initiated a similar action against Telsima Communications Private Limited (“Telsima India”), a subsidiary of the Company, relating to the non-realization of intercompany receivables and non-payment of intercompany payables which originated from the period prior to our acquisition of Telsima India in February 2009. In

September 2019, our directors of Aviat India appeared before the Ministry of Finance Enforcement Directorate. No settlement offers were discussed at the meeting and the matter is still ongoing with no subsequent hearing date currently scheduled as of March 31, 2023. We have accrued an immaterial amount representing the estimated probable loss for which we would settle the matter. We currently cannot form an estimate of the range of loss in excess of our amounts already accrued. If the outcome of this matter is greater than the current immaterial amount accrued, we intend to dispute it vigorously.
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
•disruptions relating to the ongoing conflict between Russia and Ukraine;
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
•our ability to implement our stock repurchase program or that it will enhance long-term stockholder value; and
•the impact of adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions.
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

While supply chain lead-times remain extended and difficult to manage and certain components remain on allocation, we have seen recent improvements in the supply chain environment. The impact that supply chain constraints had on our ability to fulfill orders for the current quarter was minimal. Depending on the progression of factors such as supply allocations, lead-time trends and our ability to perform field services, we could experience constraints and delays in fulfilling customer orders in future periods. We continually monitor, assess and adapt to the situation to mitigate impacts on our business, supply chain and customer demand. We expect the potential for these challenges to continue until business and economic activities return to more normal levels worldwide.
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

Business Combination with Redline Communications

On July 5, 2022, Aviat acquired Redline Communications, Inc. (“Redline”), a leading provider of mission-critical data infrastructure. Redline allows Aviat to expand its Private Networks Offering with Private LTE/5G, Unlicensed Wireless Access Solutions, by creating an integrated end-to-end offering for wireless access and transport in the Private Networks segment, leveraging Aviat's sales channel to address the large Private LTE/5G market and increasing Aviat’s reach in mission-critical industrial Private Networks.

Operations Review
The market for mobile backhaul continued to be our primary addressable market segment globally in the first nine months of fiscal 2023. In North America, we supported 5G and long-term evolution (“LTE”) deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth, the ongoing build-out of some large LTE deployments, and 5G deployments. Our position continues to be to support our customers for 5G and LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. Our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers in all markets. Additionally, we operate an e-commerce platform that provides low cost services, a simple experience, and fast delivery to mobile operator and private network customers. However, as disclosed above and in the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K filed with the SEC on September 14, 2022, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we serve.
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe, and (3) Latin America and Asia Pacific. Revenue by region for the three and nine months ended March 31, 2023 and April 1, 2022 and the related changes were as follows:

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 31, 2023	April 1, 2022	$ Change	% Change	March 31, 2023	April 1, 2022	$ Change	% Change
North America	$46,064	$49,042	$(2,978)	(6.1)%	$146,961	$151,025	$(4,064)	(2.7)%
Africa and the Middle East	19,235	13,123	6,112	46.6%	44,354	37,360	6,994	18.7%
Europe	3,871	2,898	973	33.6%	13,705	8,509	5,196	61.1%
Latin America and Asia Pacific	14,310	9,453	4,857	51.4%	50,394	28,644	21,750	75.9%
Total revenue	$83,480	$74,516	$8,964	12.0%	$255,414	$225,538	$29,876	13.2%
Our revenue in North America decreased by $(3.0) million, or (6.1)%, during the third quarter of fiscal 2023 compared with the same period of fiscal 2022. Revenue in North America decreased by $(4.1) million, or (2.7)%, during the nine months ended fiscal 2023 compared with the same period of fiscal 2022. The decrease in North America revenue during the three and nine months ended fiscal 2023 were primarily driven by lower tier one product volumes and lower private network volumes partially offset by higher service volume.
Our revenue in Africa and the Middle East increased by $6.1 million or 46.6% during the third quarter of fiscal 2023 compared with the same period of fiscal 2022. Revenue in Africa and the Middle East increased by $7.0 million, or 18.7%, during the nine months of fiscal 2023 compared with the same period of fiscal 2022. This increase in revenue during the three and nine months ended fiscal 2023 was primarily driven by increased product sales to mobile and private network operators in the region.
Revenue in Europe increased by $1.0 million, or 33.6%, for the third quarter of fiscal 2023 compared with the same period of fiscal 2022. Revenue in Europe increased by $5.2 million, or 61.1%, during the nine months of fiscal 2023 compared with the same period of fiscal 2022. This increase during the three and nine months ended fiscal 2023 was primarily driven by increased sales to mobile operators.

Revenue in Latin America and Asia Pacific increased by $4.9 million, or 51.4%, during the third quarter of fiscal 2023 compared with the same period of fiscal 2022, and increased by $21.8 million, or 75.9%, during the first nine months ended fiscal 2023 compared with the same period of fiscal 2022. This increase during the three and nine months ended fiscal 2023 was primarily driven by a key customer win in Asia Pacific and increased product sales to mobile operators in Latin America.

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 31, 2023	April 1, 2022	$ Change	% Change	March 31, 2023	April 1, 2022	$ Change	% Change
Product sales	$54,811	$52,047	$2,764	5.3%	$175,473	$156,361	$19,112	12.2%
Services	28,669	22,469	6,200	27.6%	79,941	69,177	10,764	15.6%
Total revenue	$83,480	$74,516	$8,964	12.0%	$255,414	$225,538	$29,876	13.2%
Our revenue from product sales increased by $2.8 million, or 5.3%, for the third quarter of fiscal 2023 compared with the same quarter of fiscal 2022. Our services revenue increased by $6.2 million, or 27.6%, during the third quarter of fiscal 2023 compared with the same quarter of fiscal 2022.
Our revenue from product sales increased by $19.1 million, or 12.2%, for the nine months ended fiscal 2023 compared with the same period of fiscal 2022. Our services revenue increased by $10.8 million, or 15.6%, during the nine months ended fiscal 2023 compared with the same period of fiscal 2022.
Gross Margin

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 31, 2023	April 1, 2022	$ Change	% Change	March 31, 2023	April 1, 2022	$ Change	% Change
Revenue	$83,480	$74,516	$8,964	12.0%	$255,414	$225,538	$29,876	13.2%
Cost of revenue	53,647	46,980	6,667	14.2%	163,907	143,765	20,142	14.0%
Gross margin	$29,833	$27,536	$2,297	8.3%	$91,507	$81,773	$9,734	11.9%
% of revenue	35.7%	37.0%			35.8%	36.3%
Product margin %	34.8%	38.8%			36.4%	37.5%
Service margin %	37.6%	32.7%			34.5%	33.5%
Gross margin for the third quarter of fiscal 2023 increased by $2.3 million, or 8.3% compared with the same quarter of fiscal 2022. Gross margin for the first nine months of fiscal 2023, increased by $9.7 million, or 11.9%. The gross margin improvement was primarily due to higher volume of Private Network and mobile operator business as well as the contribution from the Redline acquisition.
Gross margin as a percentage of product revenue decreased in the third quarter and in the first nine months of fiscal 2023 compared with the prior year periods primarily due to regional and customer mix partially offset by the accretive contribution of the Redline acquisition. Service margin as a percentage of service revenue in the third quarter and in the first nine months of fiscal 2023, increased compared to the same periods in fiscal 2022 due to changes in the stand-alone prices for products and services and the resulting impact on the allocation of the overall transaction price to services.
Research and Development Expenses

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 31, 2023	April 1, 2022	$ Change	% Change	March 31, 2023	April 1, 2022	$ Change	% Change
Research and development	$6,518	$5,259	$1,259	23.9%	$18,652	$17,338	$1,314	7.6%
% of revenue	7.8%	7.1%			7.3%	7.7%
Our research and development expenses in the third quarter and first nine months of fiscal 2023 increased compared with the same periods of fiscal 2022. The increase was primarily attributable to Redline’s research and development program partially offset by the strength of the US Dollar yielded savings compared to the prior year.

Selling and Administrative Expenses

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 31, 2023	April 1, 2022	$ Change	% Change	March 31, 2023	April 1, 2022	$ Change	% Change
Selling and administrative	$15,842	$14,867	$975	6.6%	$49,913	$41,304	$8,609	20.8%
% of revenue	19.0%	20.0%			19.5%	18.3%
The $1.0 million selling and administrative expense increase in the third quarter of fiscal 2023 was driven by the Redline acquisition and variable compensation expenses. The $8.6 million selling and administrative expense increase for the first nine months of fiscal 2023 was also driven by the Redline acquisition and variable compensation, as well as merger and acquisition related expenses.
Restructuring Charges

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 31, 2023	April 1, 2022	$ Change	% Change	March 31, 2023	April 1, 2022	$ Change	% Change
Restructuring (recovery) charges	$(23)	$(72)	$49	*	$2,855	$(373)	$3,228	*
•Percentage not meaningful
In the third quarter of fiscal 2023, we completed the Q4 2022 Plan. For the nine months ended fiscal 2023 we recorded restructuring charges related to the Q1 2023 Plan and Q2 2023 Plan partially offset by the completion of the Q4 2022 Plan.
Other Expense/Income, net

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 31, 2023	April 1, 2022	$ Change	% Change	March 31, 2023	April 1, 2022	$ Change	% Change
Other (income)/expense, net	$428	$175	$253	*	$2,750	$387	$2,363	*
•Percentage not meaningful
Our other (income)/expense, net increased by $0.3 million and $2.4 million, in the three and nine months ended fiscal 2023, respectively, compared with the same periods of fiscal 2022 primarily due to loss on sale of Marketable securities and the movement in foreign exchange rates.
Income Taxes

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 31, 2023	April 1, 2022	$ Change	% Change	March 31, 2023	April 1, 2022	$ Change	% Change
Income before income taxes	$7,068	$7,307	$(239)	(3.3)%	$17,337	$23,117	$(5,780)	(25.0)%
Provision for income taxes	$2,179	$1,278	$901	70.5%	$9,148	$6,490	$2,658	41.0%
We estimate our annual effective tax rate at the end of each quarterly period, and we record the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances.
The tax expense for the third quarter of fiscal 2023 was primarily due to the tax expense related to U.S. and profitable foreign subsidiaries. The tax expense for the first nine months of fiscal 2023 was primarily due to the tax expense related to U.S. and profitable foreign subsidiaries, including tax expense associated with our acquisition of Redline in July 2022 and subsequent restructuring impact. See Note 10: Acquisition.

Liquidity, Capital Resources, and Financial Strategies
Sources of Cash
As of March 31, 2023, our total cash and cash equivalents were $22.5 million. Approximately $4.6 million, or 20.5%, was held in the United States. The remaining balance of $17.9 million, or 79.5%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries on March 31, 2023, $16.6 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to foreign withholding taxes.
Operating Activities
Cash provided by or used in operating activities is presented as net income adjusted for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities was $9.0 million for the first nine months of fiscal 2023, compared to $10.8 million cash used in operations for the first nine months of fiscal 2022; this difference was primarily related to a net change in Other Assets and Liabilities, Accrued Expenses, Inventories, Advance Payments and Unearned Revenue, partially offset by the net change in Accounts Receivable. Net cash provided by noncash items was $19.4 million for the first nine months of 2023. The net changes in operating assets and liabilities resulted in a net use of cash of $36.6 million for the first nine months of fiscal 2023, compared to net use of cash of $40.0 million for the same period in fiscal 2022.
Changes in operating assets and liabilities resulted in a net use of cash for the first nine months of fiscal 2023 primarily related to Accounts Receivable that fluctuate from period to period, depending on the amount and timing of sales, billing activities and cash collections; and an increase in Accounts Payable, by the timing of payments. The use of cash from assets and liabilities was partially offset by customer Unbilled Receivables and Advance Payments and Unearned Revenue; Accrued Expenses, Inventories and Other Assets and Liabilities.
Investing Activities
Net cash used in investing activities was $11.7 million and $1.2 million for the first nine months of fiscal 2023 and 2022, respectively, which consisted of the Redline acquisition and capital expenditures offset by proceeds from the sale of marketable securities.
Financing Activities
Financing cash flows consist primarily of borrowings and repayments of short-term debt, repurchase of stock and proceeds from the sale of shares of common stock through employee equity plans. Net cash provided by financing activities was $6.2 million for the first nine months of fiscal 2023, primarily from cash proceeds from Short-term Debt and the issuance of common stock under employee stock plans of $1.1 million partially offset by payments for taxes related to settlement of equity awards of $1.1 million. Net cash used in financing activities was $4.0 million for the first nine months of fiscal 2022, primarily due to the repurchase of common stock of $(4.6) million partially offset by cash proceeds from the issuance of common stock under employee stock plans of $0.9.
As of March 31, 2023, our principal sources of liquidity consisted of $22.5 million in cash and cash equivalents; $15.8 million of available credit under our $25.0 million SVB Credit Facility, which matures on June 28, 2024, and future collections of receivables from customers. We regularly require letters of credit from certain customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically, our primary sources of liquidity have been cash flows from operations and credit facilities. Additionally, we have an effective shelf registration statement on Form S-3 allowing us to offer and sell, either individually or in combination, in one or more offerings, up to a total dollar amount of $200 million of any combination of the securities described in the shelf registration statement or a related prospectus supplement.
We believe that our existing cash and cash equivalents, the available line of credit under the SVB Credit Facility and future cash collections from customers will be sufficient to provide for our anticipated requirements for working capital and capital expenditures for at least the next 12 months. On May 17, 2021, we entered into Amendment No. 4 to Third Amended and Restated Loan and Security Agreement to extend the maturity date to June 28, 2024. The SVB Credit Facility provides for a $25.0 million accounts receivable formula-based revolving credit facility that can be borrowed by the U.S. company, with a

$25.0 million sub-limit that can be borrowed by our U.S. and Singapore entities. Loans may be advanced under the SVB Credit Facility based on a borrowing base equal to a specified percentage of the value of eligible accounts of all borrowers under the SVB Credit Facility. The borrowing base is subject to certain eligibility criteria. Availability under the accounts receivable formula-based revolving credit facility can also be utilized to issue letters of credit with a $12.0 million sub-limit. On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed as receiver and Silicon Valley Bank was subsequently transferred into a new entity, SVB Bridge Bank. Full access to our SVB Bridge Bank deposits and credit facility were restored by March 14, 2023. As of March 31, 2023, available credit under the SVB Credit Facility was $15.8 million, reflecting the available limit of $25.0 million less outstanding letters of credit of $3.0 million. We borrowed $50.2 million and repaid $44.0 million against the SVB Credit Facility during the nine months ended March 31, 2023. As of March 31, 2023 there was $6.2 million of borrowing outstanding.
As of March 31, 2023, we were not in compliance with the affirmative covenant in Section 6.8 of the SVB Credit Facility, as amended, which restricts Aviat from having domestic operating or depository accounts with banks other than SVB. We opened a non-SVB deposit account with Wells Fargo Bank, N.A. in the immediate aftermath of the SVB closure by regulatory authorities on March 10, 2023 so that we could continue receiving customer remittances. We subsequently requested and received a waiver from the lender for this noncompliance. We were in compliance with all other aspects of the credit agreement.

As of March 31, 2023, we had commercial commitments of $62.8 million outstanding that were not recorded on our unaudited condensed consolidated balance sheets.
Restructuring Payments
We had liabilities for restructuring activities totaling $0.9 million as of March 31, 2023, which were classified as current liabilities and expected to be paid out in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations.

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
We sometimes use foreign exchange forward contracts to hedge forecasted foreign currency transactions relating to sales and purchase transactions. The foreign exchange hedges do not qualify as cash flow hedges. The changes in fair value related to the hedges will be recorded in income or expenses line items on our statements of operations.
From time-to-time, we also enter into foreign exchange forward contracts to mitigate the change in fair value of specific non-functional currency assets and liabilities on the balance sheet. All balance sheet hedges are marked to market through earnings every period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities.
As of March 31, 2023, we had no forward contracts outstanding.
Certain of our international business is transacted in non-U.S. dollar currency. As discussed above, from time to time we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars for the first nine months of fiscal 2023 and 2022 was $0.3 million and $(1.1) million, respectively, and was included as a component of stockholders’ equity. As of March 31, 2023 and July 1, 2022, the cumulative translation adjustment decreased our equity by $15.8 million and $16.0 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and borrowings under our SVB Credit Facility.
Exposure on Cash Equivalents
We had $22.5 million in total cash and cash equivalents as of March 31, 2023. Cash equivalents totaled $3.7 million as of March 31, 2023 and were comprised of bank certificates of deposit. Cash equivalents investments have been recorded at fair value on our balance sheet. Fair value is measured using inputs that fall into a three-level hierarchy that prioritizes the inputs used to measure fair value based on observability of such inputs. For more information on the fair value measurements of cash equivalents, please refer to “Note 3 Fair Value Measurements of Assets and Liabilities” of the Notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Our cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. The weighted-average days to maturity for cash equivalents held as of March 31, 2023 was 27 days, and these investments had an average yield of approximately 5% per annum. A 10% change in interest rates on our cash equivalents is not expected to have a material impact on our financial position, results of operations, or cash flows.
Exposure on Borrowings
Our borrowings under the SVB Credit Facility incurred interest at the prime rate plus a spread of 0.50% to 1.50% with such spread determined based on our adjusted quick ratio. During the first nine months of fiscal 2023, our weighted-average interest rate was 6.96%, and the interest expense on these borrowings was immaterial.
A 10% change in interest rates on the current borrowings or on future borrowings is not expected to have a material impact on our financial position, results of operations, or cash flows since interest on our borrowings is not material to our overall financial position.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with the participation of our President and CEO, and Chief Financial Officer (“CFO”), as of March 31, 2023, our CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, in a manner that allows for timely decisions regarding required disclosures and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls over Financial Reporting
There were no changes to our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of legal proceedings as of March 31, 2023, please refer to “Legal Proceedings” and “Contingent Liabilities” under “Note 13 Commitments and Contingencies” of the Notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which are incorporated into this item by reference.

Item 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows, and financial condition set forth under Item 1A, Risk Factors, in our fiscal 2022 Annual Report on Form 10-K filed with the SEC on September 14, 2022.
In light of the recent developments in the financial services industry we disclose the additional risk factor below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future adversely affect our liquidity. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us, or at all. Any decline in available funding or access to our cash and liquidity resources could, among other things, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our customers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. Any customer or supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or any breach or default by a customer or supplier, or the loss of any significant supplier relationships, could result in material losses to the Company and may have a material adverse impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first nine months of fiscal 2023 we did not repurchase any shares of our common stock in the open market.
In November 2021 our Board of Directors approved a stock repurchase program to purchase up to $10.0 million of our common stock. As of March 31, 2023, $8.0 million remains available under the stock repurchase program, and we may choose to suspend or discontinue the repurchase program at any time.

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
4.1
Amendment No. 1 to the Amended and Restated Tax Benefit Preservation Plan, dated as of February 28, 2023, by and between Aviat Networks, Inc. and Computershare Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 1, 2023, File No. 001-33278)

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
Date: May 3, 2023

By:	/s/ David M. Gray
David M. Gray Senior Vice President and Chief Financial Officer (duly authorized officer)