Form 10-K
period 2023-06-30
AVIAT NETWORKS, INC.
filed 2023-08-30
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of December 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $340.4 million. For purposes of this calculation, the registrant has assumed that its directors, executive officers and holders of 10% or more of the outstanding common stock are affiliates.
As of August 23, 2023, there were 11,528,714 shares of the registrant’s common stock outstanding.
_________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its fiscal 2023 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended June 30, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AVIAT NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2023

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

PART I
Item 1. Business
Aviat Networks, Inc., together with its subsidiaries, is a global supplier of microwave networking and wireless access networking solutions, backed by an extensive suite of professional services and support. Aviat Networks, Inc. may be referred to as “the Company,” “AVNW,” “Aviat Networks,” “Aviat,” “we,” “us” and “our” in this Annual Report on Form 10-K.
Aviat was incorporated in Delaware in 2006 to combine the businesses of Harris Corporation’s Microwave Communications Division (“MCD”) and Stratex Networks, Inc. (“Stratex”). On January 28, 2010, we changed our corporate name from Harris Stratex Networks, Inc. to Aviat Networks, Inc.
Our principal executive offices are located at 200 Parker Dr., Suite C100A, Austin, Texas 78728, and our telephone number is (408) 941-7100. Our common stock is listed on the NASDAQ Global Select Market under the symbol AVNW. As of June 30, 2023, we had 704 employees.
Overview and Description of the Business
We design, manufacture and sell a range of wireless transport and access networking products, solutions and services to two principal customer types.
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
Our products utilize microwave and millimeter wave technologies to create point to point and point to multi-point wireless links for short, medium and long-distance interconnections. In addition to our wireless products, we also provide routers and a range of premise and hosted private cloud-based software tools and applications to enable deployment, monitoring, network management, and optimization and operational assurance of our systems as well as to automate network design and procurement. We also source, qualify, supply, integrate, test and support third party equipment such as antennas, optical transmission equipment and other equipment necessary to build and deploy a complete telecommunications transmission network. We provide a full suite of professional services for planning, deployment, operations, optimization and maintenance of our customers’ networks.
Our wireless systems deliver urban, suburban, regional and country-wide communications links as the primary alternative to fiber optic, low earth orbit satellite and copper connections. Fiber optic connections are the primary connectivity alternative to wireless systems. In dense urban and suburban areas, wireless solutions can be faster to deploy and lower cost per mile than new fiber deployments. In developing nations, fiber infrastructure is often scarce and as a result wireless systems are used for both long and short distance connections. Wireless systems also have advantages over optical fiber in areas with rugged terrain, and to provide connections over bodies of water such as between islands or to offshore oil and gas production platforms. Through the air wireless transmission is also inherently lower in latency than transmission through optical cables and can be leveraged in time sensitive networking applications, such as high frequency trading.
Revenue from our North America and international regions represented approximately 58% and 42% of our revenue in fiscal 2023, 66% and 34% of our revenue in fiscal 2022, and 67% and 33% of our revenue in fiscal 2021, respectively. Information about our revenue attributable to our geographic regions is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Note 10. Segment and Geographic Information” of the accompanying consolidated financial statements in this Annual Report on Form 10-K.

Market Overview
We believe that future demand for microwave and millimeter wave transmission systems will be influenced by a number of factors across several market segments.
Mobile/5G Networks
As mobile networks evolve and expand, add subscribers, and increase the number of wirelessly connected devices, sensors and machines, investment in backhaul infrastructure is required. Whether mobile network operators choose to self-build this backhaul infrastructure, or lease backhaul services from other network providers, we expect that the evolution of mobile networks will continue to drive demand for microwave and millimeter wave wireless backhaul transmission technologies. Within this overall scope, there are multiple individual drivers for investment in backhaul infrastructure.
•5G Deployments. Mobile Radio Access Network (“RAN”) technologies are evolving. With the evolution from 4G (HSPA+ and LTE) to 5G, technology is rapidly advancing and providing subscribers with higher speed access to the Internet, social media, and video streaming services. The dramatic increase in data to be transported through the RAN and across the backhaul infrastructure drives requirements for higher data transport links necessitating upgrades to or replacement of the existing backhaul infrastructure.
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
Private Networks
In addition to mobile backhaul, we see demand for microwave technology in other vertical markets, including utility, public safety, energy and mining, government, financial institutions and broadcast.
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
•Evolution to IP (internet protocol). Network Infrastructure capacity, efficiency and flexibility is greatly enhanced by transitioning from legacy SDH (synchronous digital hierarchy) / SONET (synchronous optical network) / TDM (time division multiplexing) to IP infrastructure. Our products offer integrated IP transport and routing functionality increasing the value they bring in the backhaul network.
•The enhancement of border security and surveillance networks to counter terrorism and insurgency is aided by the use of wireless technologies including microwave backhaul.
•The expected growth of remote and industrial access applications to support the evolution of smart networks for cities, oilfields, mines and remote rural broadband connectivity using fixed, nomadic and mobile wireless technologies, particularly where a high degree of environmental resilience and ruggedness is required.
These factors are combining to create a range of opportunities for continued investment in backhaul, transport and access networks that favor microwave and millimeter wave technologies. As we focus on executing future generations of our technology, our goal is to make wireless technology a viable choice for an ever-broadening range of network types.
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
Our strategy has three main elements aligned to deliver a compelling Total Cost of Ownership (“TCO”) value proposition. The first is our portfolio of wireless transport products allowing our customers increased capacity and flexibility with a much better total cost solution. We are expanding the data-carrying capacity of our wireless products to address the increasing data demand in networks of all types, while reducing overall energy consumption. Our research and development is focused on innovations that increase capacity, reduce energy consumption and lower overall TCO.
Second, to address the operational complexity of planning, deploying, owning and operating microwave networks, we are investing in a combination of software applications, tools and services where simplification, process automation, optimization and performance assurance, combined with our unique expertise in wireless technology can make a significant difference for our customers and partners.
Finally, Aviat is investing in e-commerce through our online platform, the “Aviat Store” and supporting supply chain capabilities. Aviat can better service customers buying through the Aviat Store with lower costs, faster lead times and a simpler purchasing experience. The Aviat Store, together with our supply chain, enables customers (including ISP, Tier 2 and mobile 5G operators) to purchase products as needed, thus avoiding lengthy and variable lead times that come with other vendor solutions and allowing those customers to lower warehousing costs, reduce obsolete equipment, and lower the cost of capital by paying only when equipment is needed.
We continue to develop our professional services portfolio as key to our long-term strategy and differentiation. We offer a portfolio of hosted expert services and we continue to offer training and accreditation programs for microwave and IP network design, deployment and maintenance.

We expect to continue to serve and expand upon our existing customer base and develop business with new customers. We intend to leverage our customer base, longstanding presence in many countries, distribution channels, comprehensive product line, superior customer service and our turnkey solution capability to continue to sell existing and new products and services to current and future customers.
Products and Solutions
Our product and solutions portfolio is key to building and maintaining our base of customers. We offer a comprehensive product and solutions portfolio that meets the needs of service providers and network operators and that addresses a broad range of applications, frequencies, capacities and network topologies.
•Broad product and solution portfolio. We offer a comprehensive suite of wireless transport and access systems for microwave and millimeter wave networking applications. These solutions utilize a wide range of transmission frequencies, ranging from 450 MHz to 90 GHz, and can deliver a wide range of transmission capacities, ranging up to 20 Gigabits per second (Gbps). The major product families included in these solutions are CTR 8000, WTM 4000, RDL 3000, FDL 6000, IRU 600 UHP and AviatCloud. Our CTR 8000 platform is a range of routers purpose-built for transport applications, especially those that require high level of reliability and security. WTM 4000, the highest capacity microwave radio ever produced to date, and purpose built for software-defined networks (“SDN”). SDN technology is an approach to networking management that enables dynamic, programmatically efficient networking configuration to improve networking performance and monitoring, making it more like cloud computing than traditional networking management. We introduced multiple important variants to the WTM 4000 platform; WTM4100 & 4200 providing single and dual frequency microwave links with advanced XPIC and MIMO capabilities; WTM4500 for multi-channel aggregation of microwave channels in long distance applications; WTM4800 is the latest addition to address 5G network requirements and is capable of operating in the 80GHz E Band at up to 20Gbps capacity, with a unique Multi-Band capability which simultaneously uses microwave and E Band frequencies for maximum capacity, distance and reliability. WTM 4800 is the only single box multi-band solution for lowest total cost of ownership deployments. Our RDL 3000 platform is designed to support ruggedized fixed and nomadic wireless access in remote and industrial applications. RDL 6000 is a highly differentiated Private-LTE solution that provides the equivalent coverage of a macro-base station, but in a compact and cost-effective all-outdoor design. Our IRU 600 UHP is an ultra-high power indoor microwave radio that enables relocation of mission critical links from the 6 GHz band to the 11 GHz band to minimize potential interference and deliver longer links and more capacity. To address the issues of operational complexity in our customers’ networks, AviatCloud is a platform with secure hosted software and services to automate networks and their operations.
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
We have a direct online sales option through our online “Aviat Store”. The Aviat Store targets customers with a traditional high cost to serve via traditional channels. We provide online design tools for radio link planning and online ordering tools, which we fulfill directly from our Aviat Store with multiple options of product available for next day shipment. Shipments from Aviat Store commenced in late 2018.
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
Manufacturing
Our global manufacturing strategy follows an outsourced manufacturing model using contract manufacturing partners in Asia and the United States. Our strategy is based on balancing cost and supplier performance as well as taking into account qualification for localization requirements of certain market segments, such as the Buy American Act.
All manufacturing operations have been certified to International Standards Organization 9001, a recognized international quality standard. We have also been certified to the TL 9000 standard, a telecommunication industry-specific quality system standard.
Backlog
Our backlog was approximately $289 million at June 30, 2023 and $245 million at July 1, 2022, consisting primarily of contracts or purchase orders for both product and service deliveries and extended service warranties. Services include management’s initial estimate of the value of a customer’s commitment under a services contract. The calculation used by management involves estimates and judgments to gauge the extent of a customer’s commitment, including the type and duration of the agreement, and the presence of termination charges or wind down costs. Contract extensions and increases in scope are treated as backlog only to the extent of the new incremental value. We regularly review our backlog to ensure that our customers continue to honor their purchase commitments and have the financial means to purchase and deploy our products and services in accordance with the terms of their purchase contracts. Backlog estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidation, adjustments for revenue not materialized and adjustments for currency.

We expect to substantially deliver against the backlog as of June 30, 2023 during fiscal 2024, but we cannot be assured that this will occur. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty as well as long-term projects that could take more than a year to complete. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix and the possibility of changes in delivery schedules and additions or cancellations of orders.
Customers
Although we have a large customer base, during any given fiscal year or quarter, a small number of customers may account for a significant portion of our revenue.
During fiscal 2023 and 2021, no customers accounted for more than 10% of our total revenue. During fiscal 2022 one customer accounted for 13% of our total revenue.
Competition
The microwave and millimeter wave wireless networking business is a competitive and specialized segment of the telecommunications industry that is sensitive to technological advancements. Our principal competitors include business units of large mobile and IP network infrastructure manufacturers such as Ericsson, Huawei and Nokia Corporation, as well as a number of smaller microwave specialist companies such as Ceragon Networks Ltd., SIAE Microelectronica S.p.A., Cambium Networks Corporation and Airspan Networks. We also compete with fiber optic cable and low earth orbit satellites for networking connections.
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
We concentrate on market opportunities that we believe are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors are unique differentiators, Total Cost of Ownership (“TCO”), product quality and reliability, technological capabilities, service, ability to meet delivery schedules and the effectiveness of dealers in international areas. We believe that the combination of our network and systems engineering support and service, global reach, technological innovation, agility and close collaborative relationships with our customers are the key competitive strengths for us. However, customers may still make decisions based primarily on factors such as price, financing terms and/or past or existing relationships, where it may be difficult for us to compete effectively or profitably.
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
Our research and development expenditures totaled $24.9 million, or 7.2% of revenue, in fiscal 2023, $22.6 million, or 7.5% of revenue, in fiscal 2022, and $21.8 million, or 7.9% of revenue, in fiscal 2021.
Research and development are primarily directed to the development of new products and to build technological capability. We are an industry innovator and intend to continue to focus significant resources on product development in an effort to maintain our competitiveness and support our entry into new markets.

Our product development teams totaled 173 employees as of June 30, 2023, and were located primarily in New Zealand, Slovenia and Canada.
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
Patents and Other Intellectual Property
We consider our patents, trademarks and other intellectual property rights, in the aggregate, to constitute an important asset. We own a portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property. As of June 30, 2023, we (collectively with our subsidiaries) own approximately 339 U.S. patents and 237 international patents and had 14 U.S. patent applications pending and 28 international patent applications pending. The United States Patent and Trademark Office (“USPTO”) and international equivalent bodies have not yet concluded substantive examination of our pending patent applications. Therefore, it is unclear what scope of additional patent coverage, if any, will eventually be provided as a result of those pending applications. Failure to obtain comprehensive patent coverage could impair our ability to prevent competitors from replicating some portions or all of our products. We also license intellectual property to and from third parties. The costs we pay or revenue we receive from such licenses may be dependent on certain factors, such as the market for such licenses and whether such licenses can be negotiated on commercially acceptable terms. However, we do not consider our business to be materially dependent upon any single patent, license or other intellectual property right.
Further, changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. In addition, Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us. For example, the United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the United States Congress, the United States federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and the patents we might obtain or license in the future.
Our registered or unregistered trademarks or trade names may be challenged, circumvented, declared generic or determined to be infringing on other marks. There can be no assurance that competitors will not infringe our trademarks, that we will have adequate resources to enforce our trademarks or that any of our current or future trademark applications will be approved. During trademark registration proceedings, we may receive rejections and, although we are given an opportunity to respond, we may be unable to overcome such rejections. In addition, in proceedings before the USPTO and in proceedings before comparable agencies in many foreign jurisdictions, trademarks are examined for registrability against prior pending and registered third-party trademarks, and third parties are given an opportunity to oppose registration of pending trademark applications and/or to seek cancellation of registered trademarks. Applications to register our trademarks may be finally rejected, and opposition or cancellation proceedings may be filed against our trademarks, which may necessitate a change in branding strategy if such rejections and proceedings cannot be overcome or resolved.
Additionally, competitors may try to develop products that are similar to ours and that may infringe, misappropriate or otherwise violate our intellectual property rights. As a result, from time to time, we might engage in litigation to enforce our patents or other intellectual property rights or defend against claims of alleged infringement asserted by third parties. Any of our patents, trade secrets, trademarks, copyrights and other intellectual property rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. Despite our efforts to protect our intellectual property rights, we cannot be certain that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying, or the reverse engineering of our technology and other intellectual property, including by third parties who may use our technology or other proprietary information to develop products and services that compete with ours. Additionally, policing unauthorized use of our intellectual property and proprietary rights can be difficult, costly and time consuming. The enforcement of our intellectual property and proprietary rights also depends on any legal actions we may bring against any such parties being successful, but these actions are costly, time-consuming, and may not be successful, even when our rights have been infringed, misappropriated, or otherwise violated. Furthermore, our competitors or other third parties may assert that our products infringe, misappropriate or otherwise violate their intellectual property rights. Successful claims of infringement, misappropriation or other violations by a third party could prevent us from offering certain products or features, require us to develop alternate, non-infringing technology, which could require significant time and expense, and at which time we could be unable to continue to offer our affected products or solutions, or require us to obtain a license, which may not be available on reasonable terms or at all, or force us to pay substantial damages, royalties or other fees.
In addition, to protect our confidential information, including our trade secrets, we require our employees and contractors to sign confidentiality and invention assignment agreements. We also enter into non-disclosure agreements with our suppliers and appropriate customers to limit their access to and disclosure of our proprietary information.
Although our ability to compete may be affected by our ability to protect our intellectual property rights and proprietary information, we believe that, because of the rapid pace of technological change in the wireless telecommunications industry, our innovative skills, technical expertise and ability to introduce new products on a timely basis is just as important in maintaining our competitive position as protecting our intellectual property. Trade secret, trademark, copyright and patent protections are important but must be supported by other factors such as the expanding knowledge, ability and experience of our personnel, new product introductions and product enhancements. Although we have and will continue to implement protective measures and intend to vigorously defend our intellectual property rights, there can be no assurance that these measures will be successful.
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
Human Capital Management
As of June 30, 2023, we had 704 employees, of whom 685 were full-time employees and 270 were located in the U.S. None of our employees in the U.S. are represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our employee relations are good.
We believe we offer a competitive compensation package, tailored to the job function and location of each employee. We have a global team, and we offer competitive compensation and benefits programs that meet the needs of our employees, while also reflecting local market practices. Our U.S. benefits plan includes health benefits, life and disability insurance, various voluntary insurances, flexible time off and leave programs, and a retirement plan with employer match. Our international benefits plans are competitive locally and generally provide similar benefits. We grant equity-based compensation to many of our employees. In addition, we offer benefits to support our employees’ physical and mental health by providing tools and resources to help them improve or maintain their health and encourage healthy behaviors.
Information about our Executive Officers
The name, age, position held with us, and principal occupation and employment during at least the past 5 years for each of our executive officers as of August 30, 2023, are as follows:

Name and Age	Position Currently Held and Past Business Experience
Peter A. Smith, 57
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

David M. Gray, 54
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

Bryan C. Tucker, 55
As Senior Vice President Americas, Mr. Tucker is responsible for sales and services in the Americas. Mr. Tucker joined the Company in 2005, and since, has served in a number of roles for Aviat Networks and its predecessor companies Harris Stratex Networks and Harris Microwave Communications Division (“MCD”). For example, as senior director for North America Operations, Mr. Tucker spearheaded major transitions in ERP systems, product lines and operational locations. He also led the company’s post-merger systems unification with Harris MCD in 2007. Before joining Aviat Networks, Mr. Tucker worked for Sony Corp. as director of Manufacturing Engineering and Maintenance for two production facilities. Overall, Mr. Tucker has more than 25 years of experience in engineering and manufacturing operations with high-tech companies. He has a bachelor’s degree in electrical engineering from the University of Florida, is Six Sigma Certified and has pursued postgraduate studies/research in semiconductor physics at Georgia Tech.

Erin R. Boase, 44
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

Gary G. Croke, 51	As Vice President of Marketing, Mr. Croke is responsible for Aviat’s global marketing which includes corporate and strategic marketing functions and product line management. Mr. Croke charts Aviat’s global product and marketing strategy and ensures successful company-wide implementation. His team's primary focus is on achieving business growth through the definition and launch of new solutions that drive customer economic value. Mr. Croke has over 25 years of leadership experience in the data and mobile communications sectors and he is highly skilled at delivering creative and compelling value propositions with demand generation programs that produce business results. Gary has a bachelor’s degree in electrical engineering from Memorial University of Newfoundland and has pursued postgraduate studies/research in business administration at the University of Ottawa.
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
Website Access to Aviat Networks’ Reports; Available Information
We maintain a website at www.aviatnetworks.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available free of charge on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). In addition to our reports filed or furnished with the SEC, we publicly disclose material information in press releases, at annual meetings of shareholders, in publicly accessible conferences and investor presentations, and through our website. References to our website in this Form 10-K are provided as a convenience and should not be deemed an incorporation by reference or a part of this Form 10-K.
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

Business and Operational Risk Factors
•Our sales cycle may be lengthy, and the timing of sales, along with additional services such as network design, installation and implementation of our products within our customers’ networks, may extend over more than one period, which can make our operating results volatile and difficult to predict.
•We face risks related to pandemics, threatened health epidemics and other outbreaks, which could significantly disrupt our manufacturing, sales and other operations.
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
•The NEC Transaction may not be consummated on a timely basis or at all. Failure to complete the acquisition within the expected timeframe or at all could adversely affect our stock price and our future business and financial results.

•The NEC Transaction will require management to devote significant attention and resources to integrating the acquired NEC businesses with our business.

Financial and Macroeconomic Risk Factors
•Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations.
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
•We are subject to laws, rules, regulations and policies regarding data privacy and security. Many of these laws and regulations are subject to change and reinterpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business.
•We are subject to complex federal, state, local and international laws and regulations related to protection of the environment that could materially and adversely affect the cost, manner or feasibility of conducting our operations, as well as those of our suppliers and contract manufacturers.
•Increased attention to environmental, social, and governance (“ESG”) matters, conservation measures and climate change issues has contributed to an evolving state of environmental regulation, which could impact our results of operations, financial or competitive position and may adversely impact our business.
•Anti-takeover provisions of Delaware law, Tax Benefit Preservation Plan (the “Plan”), and provisions in our Amended and Restated Certificate of Incorporation, as amended, and Amended and Restated Bylaws could make a third-party acquisition of us difficult.

General Risk Factors
•Natural disasters or other catastrophic events such as terrorism and war could have an adverse effect on our business.

•System security risks, data protection breaches, and cyberattacks could compromise our proprietary information, disrupt our internal operations and harm public perception of our products, which could cause our business and reputation to suffer and adversely affect our stock price.

For a more complete discussion of the material risks facing our business, see below.

Business and Operational Risk Factors

Our sales cycle may be lengthy, and the timing of sales, along with additional services such as network design, installation and implementation of our products within our customers’ networks, may extend over more than one period, which can make our operating results volatile and difficult to predict.
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
Our operating results are expected to be difficult to predict and delays in product delivery or closing a sale can cause revenue, margins and net income or loss to fluctuate significantly from anticipated levels. A substantial portion of our contracts are completed in the latter part of a quarter and a significant percentage of these are large orders. Because a significant portion of our cost structure is largely fixed in the short term, revenue shortfalls tend to have a disproportionately negative impact on our profitability and can increase our inventory. The number of large new transactions also increases the risk of fluctuations in our quarterly results because a delay in even a small number of these transactions could cause our quarterly revenues and profitability to fall significantly short of our predictions. In addition, we may increase spending in response to competitive actions, in pursuit of new market opportunities, or to mitigate supply chain disruptions. Accordingly, we cannot provide assurances that we will be able to achieve profitability in the future or that if profitability is attained, that we will be able to sustain profitability, particularly on a quarter-to-quarter basis.

We face risks related to pandemics, threatened health epidemics and other outbreaks, which could significantly disrupt our manufacturing, sales and other operations.
Our business could be adversely impacted by the effects of a widespread outbreak of contagious disease, such as COVID-19. A pandemic such as COVID-19 or other such health crisis could impact our supply operations; for example, if any of our suppliers cease operating, causing us to move production to an alternate supplier. In addition, constraints on supply operations as a result of a pandemic has in the past and could in the future result in component part shortages due to global capacity constraints. Such a constraint could and has caused lead times for our products to increase. In an effort to halt the outbreak of a pandemic such as COVID-19, governments have in the past and may in the future place significant restrictions on travel, leading to extended business closures, including closures at our third-party manufacturers. Our suppliers and third-party manufacturers have and could be disrupted by worker absenteeism, quarantines, office and factory closures, disruptions to ports and other shipping infrastructure, or other travel or health-related restrictions and such restrictions could spread to other locations where we outsource the manufacturing or distribution of our products if the virus and its variants continues to spread or resurge. If our supply chain operations are affected or are curtailed by the outbreak of diseases such as COVID-19, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships. We may need to seek alternate sources of supply which may be more expensive, unavailable or may result in delays in shipments to us from our supply chain and subsequently to our customers. Further, if our distributors’ or end user customers’

businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of operations.
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
We are conducting business with certain modifications to employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. Our business is dependent on travel of our sales, operations, quality and technical support, and other managers and employees. Limitations placed on travel globally could limit our ability to manage post-contract support and maintenance activities. We may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interest of our employees, customers, partners, suppliers and shareholders. Any such alterations or modifications may adversely impact our business, our customers and prospects, or our financial results.
The extent to which the COVID-19 pandemic or any other pandemic will impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of COVID-19 or other pandemics and its variants in the future, future government actions in response to the crisis, the acceptance and effectiveness of the COVID-19 vaccines and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. We cannot at this time quantify or forecast the business impact of COVID-19, and there can be no assurance that the COVID-19 pandemic or other health crisis will not have a material and adverse effect on our business, financial results and financial condition.

Our success will depend on new products introduced to the marketplace in a timely manner, successfully completing product transitioning and achieving customer acceptance.
The market for our products and services is characterized by rapid technological change, evolving industry standards and frequent new product introductions. Our future success will depend, in part, on continuous timely development and introduction of new products and enhancements that address evolving market requirements and are attractive to customers. If we fail to develop or introduce, on a timely basis, new products or product enhancements or features that achieve market acceptance, our business may suffer. Additionally, we work closely with a variety of third-party partners to develop new product features and new platforms. Should our partners face delays in the development process, then the timing of the rollout of our new products may be significantly impacted which may negatively impact our revenue and gross margin. Another factor impacting our future success is the growth in the customer demand of our new products. Rapidly changing technology, frequent new product introductions and enhancements, short product life cycles and changes in customer requirements characterize the markets for our products. We believe that successful new product introductions provide a significant competitive advantage because of the significant resources committed by customers in adopting new products and their reluctance to change products after these resources have been expended. We have spent, and expect to continue to spend, significant resources on internal research and development to support our effort to develop and introduce new products and enhancements.
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
The wireless access, interconnection and backhaul business is a specialized segment of the wireless telecommunications industry and is extremely competitive. Competition in this segment is intense, and we expect it to increase. Some of our competitors have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical and personnel resources than we have. In addition, some of our competitors have greater name recognition, broader product lines, a larger installed base of products and longer-standing customer relationships. Our competitors include established companies, such as Ericsson, Huawei and Nokia, as well as a number of other public and private companies, such as Ceragon and SIAE. Some of our competitors are OEMs or systems integrators through whom we market and sell our products, which means our business success may depend on these competitors to some extent. One or more of our largest customers could internally develop the capability to manufacture products similar to those manufactured or outsourced by us and, as a result, the demand for our products and services may decrease.
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

The pending transaction with NEC Corporation may not be consummated on a timely basis or at all. Failure to complete the acquisition within the expected timeframe or at all could adversely affect our stock price and our future business and financial results.
On May 9, 2023, we entered into a Master Sale of Business Agreement with NEC Corporation and certain other parties thereto in connection with the NEC Transaction (the “Purchase Agreement”). We expect the NEC Transaction to close in the fourth quarter of calendar 2023. The NEC Transaction is subject to closing conditions. If these conditions are not satisfied or waived, the NEC Transaction will not be consummated. If the closing of the NEC Transaction is substantially delayed or does not occur at all, or if the terms of the NEC Transaction are required to be modified substantially, we may not realize the anticipated benefits of the transactions fully or at all or they may take longer to realize than expected. The closing conditions include (i) the counterparties’ representations and warranties being true (subject to certain materiality qualifiers) as of the closing, (ii) the counterparties’ performance, in all material respects, of all obligations and agreements required to be performed prior to closing, (iii) the receipt of all documents, instruments, certificates or other items required to be delivered at or as of the closing by the other parties to the Purchase Agreement, (iv) the absence of legal matters prohibiting the NEC Transaction, and (v) the absence or expiration of any required regulatory periods. We have incurred and will continue to incur substantial transaction costs whether or not the NEC Transaction is completed. Any failure to complete the NEC Transaction could have a material adverse effect on our stock price, our competitiveness and reputation in the marketplace, and our future business and financial results, including our ability to execute on our strategy to return capital to our stockholders.

The NEC Transaction will require management to devote significant attention and resources to integrating the acquired NEC businesses with our business. Potential difficulties that may be encountered in the integration process include, among others:

•the inability to successfully integrate the acquired NEC business into the Aviat business in a manner that permits us to achieve the revenue we anticipated from the NEC Transaction;
•complexities associated with managing the larger, integrated business;
•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the NEC Transaction;
•integrating personnel from the NEC companies while maintaining focus on providing consistent, high-quality products and services;
•integrating relationships with customers, vendors and business partners;
•performance shortfalls as a result of the diversion of management’s attention caused by completing the NEC Transaction and integrating acquired NEC operations into Aviat; or
•the disruption of, or loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.
Delays or difficulties in the integration process could adversely affect our business, financial results, financial condition and stock price. Even if we are able to integrate our business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we currently expect or have communicated from this integration or that these benefits will be achieved within the anticipated time frame.

Financial and Macroeconomic Risk Factors

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future adversely affect our liquidity. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us, or at all. Any decline in available funding or access to our cash and liquidity resources could, among other things, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity, business, financial condition or results of operations.
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

Due to the volume of our international sales, we may be susceptible to a number of political, economic, financial and geographic risks that could harm our business.
We are highly dependent on sales to customers outside the U.S. In fiscal 2023, our sales to international customers accounted for 43% of total revenue. Significant portions of our international sales are in less developed countries. Our international sales are likely to continue to account for a large percentage of our products and services revenue for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event could result in a significant decline in revenue. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.
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

A portion of our sales and expenses stem from countries outside of the United States, and are in currencies other than U.S. dollars, and therefore subject to foreign currency fluctuation. Accordingly, fluctuations in foreign currency rates could have a material impact on our financial results in future periods. From time to time, we enter into foreign currency exchange forward contracts to reduce the volatility of cash flows primarily related to forecasted foreign currency expenses. These forward contracts reduce the impact of currency exchange rate movements on certain transactions, but do not cover all foreign-denominated transactions and therefore do not entirely eliminate the impact of fluctuations in exchange rates on our results of operations and financial condition.

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
•our ability to utilize net operating losses;
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
We believe that these Tax Benefits are a valuable asset for us. On March 3, 2020, the Board approved The Plan (as amended and restated on August 27, 2020), in an effort to protect our Tax Benefits during the effective period of the Plan. We submitted the Plan to a stockholder vote and our stockholders approved the plan at the 2020 Annual Meeting of Stockholders. Although the Plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the restrictions on transferability in the Plan will prevent all transfers that could result in such an “ownership change.” An amendment to the Plan, approved by the Board of Directors on February 28, 2023, will be submitted to the Company’s stockholders for ratification at the Company’s 2023 annual meeting (the “Annual Meeting”), which extends the final expiration date of the Plan until March 3, 2026.
The Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, us or a large block of our common stock. A third party that acquires 4.9% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the Plan through the issuance of common stock or common stock equivalents to all stockholders other than the acquiring person.
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
Our ability to compete will depend, in part, on our ability to obtain and enforce intellectual property protection for our technology in the U.S. and internationally. We rely upon a combination of trade secrets, trademarks, copyrights, patents, contractual rights and technological measures to protect our intellectual property rights from infringement, misappropriation or other violations to maintain our brand and competitive position. We also make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. With respect to patents, we cannot be certain that patents will be issued as a result of any currently pending patent application or future patent applications, or that any of our patents, once issued, will provide us with adequate protection from competing products or intellectual property owned by others. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable or narrowed in scope. Furthermore, we may not be able to prevent infringement, misappropriation and unauthorized, use of our owned and exclusively-licensed intellectual property. We also cannot provide assurances that the protection provided to our intellectual property by the laws and courts of particular nations will be substantially similar to the protection and remedies available under U.S. law. Furthermore, we cannot provide assurances that third parties will not assert infringement claims against us in the U.S. or based on intellectual property rights and laws in other nations that are different from those established in the U.S.
In addition, we enter into confidentiality and invention assignment agreements with our employees and contractors and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information. We cannot guarantee that we have entered into such agreements with each party who has developed intellectual property on our behalf and each party that has or may have had access to our confidential information, know-how and trade secrets. These agreements may be insufficient or breached, or may not effectively prevent unauthorized access to or unauthorized use, disclosure, misappropriation or reverse engineering of our confidential information, intellectual property, or technology. Moreover, these agreements may not provide an adequate remedy for breaches or in the event of unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-how, or misappropriated or violated intellectual property is difficult, expensive, and time-consuming, and the outcome is unpredictable.
We cannot give assurances that any steps taken by us will be adequate to deter infringement, misappropriation, violation, dilution or otherwise impede independent third-party development of similar technologies. Any of our intellectual property rights may be successfully challenged, opposed, diluted, misappropriated, violated or circumvented by others or invalidated, narrowed in scope or held unenforceable through administrative process or litigation in the United States or in non-U.S. jurisdictions. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secrets and other intellectual property rights. In the event that such intellectual property arrangements are insufficient, our business, financial condition and results of operations could be materially harmed.

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
The wireless telecommunications industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in often protracted and expensive litigation. Any litigation regarding patents or other owned or exclusively licensed intellectual property, including claims that our use of intellectual property infringes or violates the rights of others, could be costly and time-consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Such litigation or claims could result in substantial costs and diversion of resources. In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the use and transfer of allegedly infringing technology or the sale of allegedly infringing products and expend significant resources to develop non-infringing technology or obtain licenses for the infringing technology. We can give no assurances that we would be successful in developing such non-infringing technology or that any license for the infringing technology would be available to us on commercially reasonable terms, if at all. This could have a materially adverse effect on our business, results of operation, financial condition, competitive position and prospects.

We are subject to laws, rules, regulations and policies regarding data privacy and security. Many of these laws and regulations are subject to change and reinterpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business.
We are subject to a variety of federal, state and local laws, directives, rules, standards, regulations, policies and contractual obligations relating to data privacy and security. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. It is also possible inquiries and enforcement actions from governmental authorities regarding cybersecurity breaches increase in frequency and scope. These data privacy and security laws also are not uniform, which may complicate and increase our costs for compliance. As a result, we anticipate needing to dedicate substantial resources to comply with such laws, regulations, and other obligations relating to privacy and cybersecurity. Furthermore, we cannot provide assurance that we will not face claims, allegations, or other proceedings related to our obligations under applicable data privacy and security laws. Any failure or perceived failure by us or our third-party service providers to comply with any applicable laws relating to data privacy and security, or any compromise of security that results in the unauthorized access, improper disclosure, or misappropriation of personal data or other customer data, could result in significant liabilities, and negative publicity and reputational harm, one or all of which could have an adverse effect on our reputation, business, financial condition and operations.

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

Increased attention to Environmental, Social, and Governance (“ESG”) matters, conservation measures and climate change issues has contributed to an evolving state of environmental regulation, which could impact our results of operations, financial or competitive position and may adversely impact our business.
Increasing attention to, and societal expectations on companies to address, climate change and other environmental and social impacts, investor and societal expectations regarding voluntary ESG disclosures may result in increased costs to us and our suppliers, contract manufacturers, and customers. Moreover, while we create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Additionally, on March 21, 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks. We are currently assessing the rule, but at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from the rule. To the extent this rule is finalized as proposed, we could incur increased costs relating to the assessment and disclosure of climate-related risks.
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

Anti-takeover provisions of Delaware law, the Amended and Restated Tax Benefit Preservation Plan (the “Plan”), and provisions in our Amended and Restated Certificate of Incorporation, as amended, and Amended and Restated Bylaws could make a third-party acquisition of us difficult.
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
In addition, the Plan and the amendments to our Amended and Restated Certificate of Incorporation, as amended (the “Charter Amendments”) could make an acquisition of us more difficult.

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

System security risks, data protection breaches, and cyber-attacks could compromise our proprietary information, disrupt our internal operations and harm public perception of our products, which could cause our business and reputation to suffer and adversely affect our stock price.
In the ordinary course of business, we store sensitive data, including intellectual property, our proprietary business information and proprietary information of our customers, suppliers and business partners, on our networks. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies, including ours, are subject to a wide variety of attacks on their networks on an ongoing basis. Despite our security measures, our information technology and infrastructure may be vulnerable to interruption, disruption, destruction, penetration or attacks due to natural disasters, power loss, telecommunications failure, terrorist attacks, domestic vandalism, Internet failures, computer malware, ransomware, cyberattacks, social engineering attacks, phishing attacks, data breaches and other events unforeseen or generally beyond our control. Additionally, advances in technology, an increased level of sophistication and expertise of hackers, widespread access to generative AI, and new discoveries in the field of cryptography can result in a compromise or breach of our information technology systems or security measures implemented to protect our systems. Any such breach could compromise our systems and networks, which could cause system disruptions or slowdowns and exploitation of security vulnerabilities in our products, and lead to the information stored on our networks being accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, and cause us reputational and financial harm. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our networks. An increased number of our employees and service providers are working from home and connecting to our networks remotely on less secure systems, which we believe may further increase the risk of, and our vulnerability to, a cyber-attack or breach on our network. Any such actual or perceived security breach, incident or disruption could also divert the efforts of our technical and management personnel and could require us to incur significant costs and operational consequences in connection with investigating, remediating, eliminating and putting in place additional tools, devices, policies, and other measures designed to prevent such security breaches, incidents and system disruptions. Moreover, we could be required by applicable law in some jurisdictions, or otherwise find it appropriate to expend significant capital and other resources, to notify or respond to applicable third parties or regulatory authorities due to any actual or perceived security incidents or breaches to our systems and its root cause.

If an actual or perceived breach of network security occurs in our network or in the network of a customer of our security products, regardless of whether the breach is attributable to our products, the market perception of the effectiveness and safety of our products could be harmed. Because the techniques used by computer programmers and hackers, many of whom are highly sophisticated and well-funded, to access or sabotage networks or systems change frequently and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these cyber-attacks. This could impede our sales, manufacturing, distribution or other critical functions. In addition, our ability to defend against and mitigate cyberattacks depends in part on prioritization decisions that we and third parties upon whom we rely make to address vulnerabilities and security defects. While we endeavor to address all identified vulnerabilities in our products, we must make determinations as to how we prioritize developing and deploying the respective fixes, and we may be unable to do so prior to an attack. The economic costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software systems and security vulnerabilities could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the programmer or hacker, which are often difficult to identify. Furthermore, even once a vulnerability has been addressed, for certain of our products, the fix will only be effective once a customer has updated the impacted product with the latest release, and customers that do not install and run the latest supported versions of our products may remain vulnerable to attack.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of June 30, 2023, we leased approximately 152,000 square feet of facilities worldwide, with approximately 23% in the United States, mostly in Texas. Our corporate headquarters is in Austin, Texas. We also lease office space, assembly facilities and warehouses in multiple locations in Texas. Internationally, we lease approximately 116,000 square feet of facilities throughout Europe, North America, Africa and Asia. We have repair and service centers in the Philippines and the United States. In addition, we own approximately 57,000 square feet of facilities in Wellington, New Zealand.
We maintain our facilities in good operating condition and believe that they are suitable and adequate for our current and projected needs. We continuously review our anticipated requirements for facilities and may, from time to time, acquire additional facilities, expand existing facilities, or dispose of existing facilities or parts thereof, as we deem necessary.
For more information about our leases, see Note 4. Leases of the notes to consolidated financial statements, which are included in Item 8 in this Annual Report on Form 10-K.
Item 3. Legal Proceedings
For a discussion of legal proceedings as of June 30, 2023, please refer to “Legal Proceedings” and “Contingent Liabilities” under Note 13. Commitments and Contingencies of the notes to consolidated financial statements, which are included in Item 8 in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information on Common Stock
Our common stock is listed and primarily traded on the NASDAQ Global Select Market, under the ticker symbol AVNW (prior to January 28, 2010 our ticker symbol was HSTX). There was no established trading market for shares of our common stock prior to January 29, 2007.
According to the records of our transfer agent, as of August 23, 2023, there were approximately 1,896 holders of record of our common stock.
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
Sales of Unregistered Securities
On April 13, 2021, we filed a registration statement on Form S-3 with the SEC using a “shelf” registration process. When we utilize the shelf registration we will be able to, from time to time, offer and sell, either individually or in combination, in one or more offerings, up to a total dollar amount of $200 million of any combination of the securities described in the shelf registration statement or a related prospectus supplement. During fiscal 2023, we did not issue or sell any unregistered securities.
Issuer Purchases of Equity Securities
In November 2021, our Board of Directors approved a stock repurchase program to purchase up to $10.0 million of our common stock. As of June 30, 2023, $7.3 million remains available under the stock repurchase program, and we may choose to suspend or discontinue the repurchase program at any time. During the fourth quarter of fiscal 2023 we did not repurchase any shares of our common stock.

Performance Graph
The following graph and accompanying data compare the cumulative total return of our common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the five-year period ended June 30, 2023. The comparison assumes $100 was invested on June 29, 2018, in the Company’s common stock and each of the indices and assumes reinvestment of dividends. The historical stock price performance shown below is not indicative of future price performance. Note that this graph and accompanying data is “furnished,” not “filed,” with the SEC.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Aviat Networks, Inc., the NASDAQ Composite Index
and the NASDAQ Telecommunications Index

500
400
300
200
100
0
06/29/18
06/28/19
07/03/20
07/02/21
07/01/22
06/30/23
Aviat Networks, Inc.
NASDAQ Composite
NASDAQ Telecommunications

	06/29/18	06/28/19	07/03/20	07/02/21	07/01/22	06/30/23
Aviat Networks, Inc.	$100.00	$83.69	$113.56	$389.49	$306.54	$407.65
NASDAQ Composite	$100.00	$107.78	$138.86	$200.58	$153.53	$191.93
NASDAQ Telecommunications	$100.00	$120.14	$125.46	$167.31	$133.94	$130.07
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our results of operations and financial condition during the two-year period ended June 30, 2023 (our fiscal 2023 and 2022). All references herein for the years 2023, 2022 and 2021 represent the fiscal years ended June 30, 2023, July 1, 2022, and July 2, 2021, respectively. Our fiscal year ends on the Friday nearest to June 30. This discussion should be read in conjunction with our consolidated financial statements and the accompanying notes. For a comparison of our results of operations for fiscal 2022 and 2021, see our Annual Report on Form 10-K for the fiscal year ended July 1, 2022, filed with the SEC on September 14, 2022.
Overview
Aviat Networks, Inc. (“Aviat”, “we”, or the “Company”) is a global supplier of microwave networking and access networking solutions, backed by an extensive suite of professional services and support. We sell radios, routers, software and services integral to the functioning of data transport networks. We have more than 3,000 customers and significant relationships with global service providers and private network operators. Our North America manufacturing base consists of a combination of contract manufacturing and assembly and testing operated in Austin, Texas by Aviat. Additionally, we utilize a contract manufacturer based in Asia for much of our international equipment demand. Our technology is underpinned by more than 500 patents. We compete on the basis of total cost of ownership, microwave radio expertise and solutions for mission critical communications. We have a global presence.
While supply chain lead-times were difficult to manage through parts of fiscal 2023 and certain components remain on allocation, we have seen recent improvements in the supply chain environment. The impact that supply chain constraints had on our ability to fulfill orders during fiscal 2023 was minimal. Depending on the progression of factors such as supply allocations, lead-time trends and our ability to perform field services, we could experience constraints and delays in fulfilling customer orders in future periods. We continually monitor, assess and adapt to each situation to mitigate impacts on our business, supply chain and customer demand. We expect the potential for these challenges to continue.
We continue to be impacted by inflationary pressures incurred to overcome supply chain and logistical bottlenecks. We will monitor, assess and adapt to the situation and prepare for implications to our business, supply chain and customer demand. We expect these challenges to continue.
Acquisitions

NEC’s Wireless Transport Business
On May 9, 2023, the Company entered into the Purchase Agreement with NEC Corporation. Pursuant to the Purchase Agreement, the Company will purchase certain assets and liabilities from NEC relating to NEC’s wireless backhaul business. Initial consideration due at the closing of the NEC Transaction will be comprised of (i) an amount in cash equal to $45.0 million, subject to certain post-closing adjustments, and (ii) the issuance of $25.0 million in Company common stock. Aggregate consideration will be approximately $70.0 million. The Company has obtained permanent financing to fund the cash portion of the NEC Transaction. See Note 7. Credit Facility and Debt for further information.
The Purchase Agreement contains certain customary termination rights, including, among others, (i) the right of the Company or NEC to terminate if all the conditions to closing have not been either waived or satisfied on or before February 9, 2024 and (ii) there is a final non-appealable order of a government entity prohibiting the consummation of the NEC Transaction. The NEC Transaction remains subject to, among other things, regulatory approvals and satisfaction of other customary closing conditions.
The Company expects to complete the NEC Transaction in the fourth quarter of calendar year 2023.
NEC is a leader in wireless backhaul networks with an extensive installed base of their Pasolink series products.

Redline Communications Group Inc.
On July 5, 2022, we acquired Redline Communications Group Inc. (“Redline”), for a purchase price of $20.4 million. Redline is a leading provider of mission-critical data infrastructure. The acquisition of Redline allows Aviat to expand its Private Networks Offering with Private LTE/5G and Unlicensed Wireless Access Solutions, by creating an integrated end-to-end offering for wireless access and transport in the Private Networks segment, leveraging Aviat's sales channel to address a large dollar Private LTE/5G addressable market and increasing Aviat’s reach in mission-critical industrial Private Networks.
Operations Review
The market for mobile backhaul continued to be our primary addressable market segment globally in fiscal 2023. In North America, we supported 5G and long-term evolution (“LTE”) deployments of our mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, our business continued to rely on a combination of customers increasing their capacity to handle subscriber growth and the ongoing build-out of some large LTE and 5G deployments. Our position continues to be to support our customers for 5G and LTE readiness and ensure that our technology roadmap is well aligned with evolving market requirements. Our strength in turnkey and after-sale support services is a differentiating factor that wins business for us and enables us to expand our business with existing customers. Additionally, we operate an e-commerce platform that provides low cost services, a simple experience, and fast delivery to mobile operator and private network customers. However, as disclosed in the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K, a number of factors could prevent us from achieving our objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that we serve.
Fiscal 2023 Compared to Fiscal 2022
Revenue
We manage our sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe and (3) Latin America and Asia Pacific. Revenue by region for fiscal 2023 and 2022 and the related changes were as follows:

	Fiscal Year
(In thousands, except percentages)	2023	2022	$ Change	% Change
North America	$202,096	$199,801	$2,295	1.1%
Africa and the Middle East	60,416	47,527	12,889	27.1%
Europe	18,772	12,973	5,799	44.7%
Latin America and Asia Pacific	65,309	42,658	22,651	53.1%
Total Revenue	$346,593	$302,959	$43,634	14.4%
We achieved revenue growth of 14.4% in fiscal 2023 driven by significant international share gains and the contribution from the Redline acquisition.
Revenue in North America increased by $2.3 million, or 1.1%, in fiscal 2023 primarily due to increased tier one revenue, partially offset by lower private network volumes.
Revenue in Africa and the Middle East increased by $12.9 million, or 27.1%, in fiscal 2023 primarily due to increased product sales to mobile and private network operators in the region and the contribution from the Redline acquisition.
Revenue in Europe increased by $5.8 million, or 44.7%, in fiscal 2023 primarily due to higher sales to mobile operators.
Revenue in Latin America and Asia Pacific increased by $22.7 million, or 53.1%, in fiscal 2023 primarily driven by a key customer win in Asia Pacific and increased product sales to mobile operators in Latin America.

	Fiscal Year
(In thousands, except percentages)	2023	2022	$ Change	% Change
Product sales	$239,321	$208,100	$31,221	15.0%
Services	107,272	94,859	12,413	13.1%
Total Revenue	$346,593	$302,959	$43,634	14.4%
Our revenue from product sales and services increased by 15.0% and 13.1% respectively in fiscal 2023 compared with fiscal 2022. The relatively proportionate increases were driven by the same overall factors of revenue growth discussed previously.
Gross Margin

	Fiscal Year
(In thousands, except percentages)	2023	2022	$ Change	% Change
Revenue	$346,593	$302,959	$43,634	14.4%
Cost of revenue	222,422	193,724	28,698	14.8%
Gross margin	$124,171	$109,235	$14,936	13.7%
% of revenue	35.8%	36.1%
Product margin %	36.9%	36.4%
Service margin %	33.4%	35.4%
Gross margin for fiscal 2023 increased by $14.9 million, or 13.7%, primarily due to higher volume of private network and mobile operator business as well as the contribution from the Redline acquisition. Gross margin as a percentage of revenue for fiscal 2023 remained flat at 35.8%, primarily due to a higher mix of revenues generated outside of North America where margins are typically lower, offset by the contribution of the Redline acquisition.
Research and Development Expenses

	Fiscal Year
(In thousands, except percentages)	2023	2022	$ Change	% Change
Research and development expenses	$24,908	$22,596	$2,312	10.2%
% of revenue	7.2%	7.5%
Our research and development expenses increased by $2.3 million, or 10.2%, in fiscal 2023 compared with fiscal 2022. The increase was primarily attributable to the addition of Redline’s research and development program.
Selling and Administrative Expenses

	Fiscal Year
(In thousands, except percentages)	2023	2022	$ Change	% Change
Selling and administrative expenses	$69,842	$57,656	$12,186	21.1%
% of revenue	20.2%	19.0%
Our selling and administrative expenses increased by $12.2 million, or 21.1%, in fiscal 2023 primarily due to the Redline acquisition, share-based compensation and merger and acquisition related expenses.

Restructuring Charges

	Fiscal Year
(In thousands, except percentages)	2023	2022	$ Change	% Change
Restructuring charges	$3,012	$238	$2,774	1,165.5%
% of revenue	0.9%	0.1%
During fiscal 2023, our Board of Directors approved restructuring plans, primarily associated with the acquisition of Redline and reductions in workforce in our operations outside the United States. The fiscal 2023 plans are expected to be completed through the end of first half of fiscal 2024.
Our successfully executed restructuring initiatives have enabled us to restructure specific groups to optimize skill sets and align structure to execute on strategic deliverables, in addition to aligning cost structure with core of the business.
Other (Expense) Income, Net

	Fiscal Year
(In thousands, except percentages)	2023	2022	$ Change	% Change
Other (expense) income, net	$(3,306)	$1,690	$(4,996)	(295.6)%
Our other (expense) income, net changed by $5.0 million, in fiscal 2023 compared with fiscal 2022, primarily due to losses recognized on the sale of marketable securities, higher interest expense and foreign exchange losses.
Income Taxes

	Fiscal Year
(In thousands, except percentages)	2023	2022	$ Change	% Change
Income before income taxes	$23,103	$30,435	$(7,332)	(24.1)%
Provision for income taxes	11,575	9,275	2,300	24.8%
As % of income before income taxes	50.1%	30.5%
Our provision for income taxes was $11.6 million of expense for fiscal 2023 and $9.3 million of expense for fiscal 2022. Our tax expense for fiscal 2023 was primarily due to tax expense related to U.S. and profitable foreign subsidiaries, including tax expense associated with our acquisition of Redline in July 2022 and subsequent restructuring and integration impact. See Note 12. Acquisitions.
Our tax expense for fiscal 2022 was primarily due to tax expenses related to U.S. and profitable foreign subsidiaries.
Fiscal 2022 Compared to Fiscal 2021
For a comparison of our results of operations for fiscal 2022 and 2021, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended July 1, 2022, filed with the SEC on September 14, 2022.
Liquidity, Capital Resources and Financial Strategies
As of June 30, 2023, our cash and cash equivalents totaled $22.2 million. Approximately $7.5 million, or 33.9%, was held in the United States. The remaining balance of $14.7 million, or 66.1%, was held by entities outside the United States. Of the amount of cash and cash equivalents held by our foreign subsidiaries at June 30, 2023, $13.8 million was held in jurisdictions where our undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to foreign withholding taxes.
Operating Activities
Cash used in or provided by operating activities is presented as net income adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash used in operating activities was $1.6 million for fiscal 2023, compared with $2.8 million provided by operating activities for fiscal 2022. Cash used in operating activities increased by $4.4 million, primarily attributable to net changes in operating assets and liabilities, partially offset by improved net income prior to non-cash adjustments related to share-based compensation expense, depreciation of property, plant and equipment and losses recognized on the sale of marketable securities.
Net changes in operating assets and liabilities resulted in $5.8 million of additional cash used by operating activities for fiscal 2023, primarily attributable to increases in accounts receivable and unbilled costs as a result of the timing of sales and billing activities and cash collections.
Investing Activities
Net cash used in investing activities was $11.9 million for fiscal 2023, compared to $7.8 million for fiscal 2022. The $4.2 million increase is primarily due to the acquisition of Redline and higher capital expenditures, partially offset by proceeds on the sale of marketable securities originally purchased in fiscal 2022.
Financing Activities
Financing cash flows consist primarily of borrowings and repayments under our revolving credit line, repurchase of stock, and proceeds from the exercise of employee stock options. Net cash used in financing activities was $0.7 million for fiscal 2023, compared to $4.9 million in fiscal 2022. The $4.2 million decrease is primarily due to no share repurchases in the current year, partially offset by $0.8 million of payments of deferred financing costs associated with the Credit Facility (as defined below) entered into with Wells Fargo Bank in May 2023.
As of June 30, 2023, our principal sources of liquidity consisted of $22.2 million in cash and cash equivalents, $40.0 million of available credit under our Credit Facility, and future collections of receivables from customers. We regularly require letters of credit from certain customers and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs to meet immediate liquidity requirements and to reduce our credit and sovereign risk. Historically, our primary sources of liquidity have been cash flows from operations and credit facilities. Additionally, we have an effective shelf registration statement on Form S-3 allowing us to offer and sell, either individually or in combination, in one or more offerings, up to a total dollar amount of $200.0 million of any combination of the securities described in the shelf registration statement or a related prospectus supplement.
We believe that our existing cash and cash equivalents, the available borrowings under our Credit Facility, the availability under our effective shelf registration statement and future cash collections from customers will be sufficient to provide for our anticipated requirements and plans for cash for the next 12 months. In addition, we believe these sources of liquidity will be sufficient to provide for our anticipated requirements and plans for cash beyond the next 12 months.
Available Credit Facility, Borrowings and Repayment of Debt

On May 9, 2023, we entered into a Secured Credit Facility Agreement (the “Credit Facility” or “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender and Wells Fargo Securities LLC, Citigroup Global Markets Inc., and Regions Capital Markets as lenders. The Credit Facility provides for a $40.0 million revolving credit facility (“the Revolver”) and a $50.0 million Delayed Draw Term Loan Facility (the “Term Loan”) with a maturity date of May 8, 2028. The $40.0 million revolving credit facility can be borrowed with a $10.0 million sublimit for letters of credit, and a $10.0 million swingline loan sublimit. The Term Loan has a funding date on or prior to the closing date of the previously announced NEC Transaction with the proceeds used to settle the cash portion of the consideration and related expense. See Note 12. Acquisitions for further information.
As of June 30, 2023, available credit under the Revolver was $40.0 million. We borrowed $36.5 million and repaid $36.5 million against the Revolver during fiscal 2023. As of June 30, 2023 there was no borrowing outstanding for either the Revolver or Term Loan.
Outstanding borrowings under the Credit Facility bear interest at either: (a) Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly.

The Credit Facility requires the Company and its subsidiaries to maintain a fixed charge coverage ratio to be greater than 1.25 to 1.00 as of the last day of any fiscal quarter of the Company. The Credit Facility also requires that the Company maintain a maximum leverage ratio of 3.00 times EBITDA, with a step-down to 2.75 times EBITDA after four full quarters, and 2.50 times EBITDA after eight full quarters. The Credit Facility contains customary affirmative and negative covenants, including, among others, covenants limiting the ability of the Company and its subsidiaries to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to customary exceptions.
As of June 30, 2023, we were in compliance with all financial covenants contained in the Credit Agreement.
On May 9, 2023, the Company and Silicon Valley Bank (“SVB”) terminated the Third Amended and Restated Loan and Security Agreement dated June 29, 2018, and as amended May 17, 2021 (the “SVB Credit Facility”), by and between the Company, as borrower, and SVB, as lender. We borrowed $65.7 million and repaid $65.7 million against the SVB Credit Facility during fiscal 2023. As of June 30, 2023, we had $2.6 million of collateralized cash on deposit with SVB associated with certain commercial commitments.
Restructuring Payments
We had liabilities for restructuring activities totaling $0.6 million as of June 30, 2023, which was classified as current liability and expected to be paid in cash over the next 12 months. We expect to fund these future payments with available cash and cash provided by operations. See Note 8. Restructuring Activities for further information.
Financial Risk Management
In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.
Exchange Rate Risk
We conduct business globally in numerous currencies and are therefore exposed to foreign currency risks. We use derivative instruments from time to time to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. We do not hold or issue derivatives for trading purposes or make speculative investments in foreign currencies.
We also enter into foreign exchange forward contracts to mitigate the change in fair value of specific non-functional currency assets and liabilities on the consolidated balance sheets. All balance sheet hedges are marked to market through earnings every period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. We did not have any foreign exchange forward contracts outstanding as of June 30, 2023.
Net foreign exchange losses recorded in our consolidated statements of operations during fiscal 2023 and 2022 were $1.0 million and $1.1 million, respectively.
Certain of our international business are transacted in non-U.S. dollar currency. As discussed above, we utilize foreign currency hedging instruments to minimize the currency risk of international transactions. The impact of translating the assets and liabilities of foreign operations to U.S. dollars is included as a component of stockholders’ equity. As of June 30, 2023 and July 1, 2022, the cumulative translation adjustment decreased our stockholders’ equity by $16.0 million and $16.0 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, short-term investments and borrowings under our credit facility.
Exposure on Cash Equivalents and Short-term Investments
We had $22.2 million in total cash and cash equivalents as of June 30, 2023. Cash equivalents and short-term investments totaled $4.4 million as of June 30, 2023 and were comprised of money market funds and certificates of deposit. Cash equivalents and short-term investments have been recorded at fair value on our consolidated balance sheets.

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
The primary objective of our short-term investment activities is to preserve principal while maximizing yields, without significantly increasing risk. Our cash equivalents and short-term investments earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. Actual gains and losses due to the sale of our investments prior to maturity have been immaterial. The investments held as of June 30, 2023, had weighted-average days to maturity of 43 days, and an average yield of 4.5% per annum. A 10% change in interest rates on our cash equivalents and short-term investments is not expected to have a material impact on our financial position, results of operations or cash flows.
Exposure on Borrowings
Our borrowings under the current Credit Facility bear interest at either: (a) Adjusted Term SOFR plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly.
Our borrowings under the now terminated SVB Credit Facility incurred interest at the prime rate plus a spread of 0.50% to 1.50% with such spread determined based on our adjusted quick ratio.
During fiscal 2023, the weighted-average interest rate under our available credit facilities was 7.6%.
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
The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
•revenue recognition for estimated costs to complete over-time services;
•inventory valuation and provision for excess and obsolete inventory losses;
•income taxes valuation; and
•business combinations.
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
Inventory Valuation and Provisions for Excess and Obsolete Losses
Our inventories have been valued at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We balance the need to maintain prudent inventory levels to ensure competitive delivery performance with the risk of excess or obsolete inventory due to changing technology and customer requirements, and new product introductions. The manufacturing of our products is handled primarily by contract manufacturers. Our contract manufacturers procure components and manufacture our products based on our forecast of product demand. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand, the stage of the product life cycle, anticipated end of product life and production requirements. Several factors may influence the sale and use of our inventories, including decisions to exit a product line, technological change, new product development and competing product offerings. These factors could result in a change in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may be overstated or understated. In the future, if we determine that our inventory is overvalued, we would be required to recognize such costs in cost of product sales and services in our consolidated statements of operations at the time of such determination. In the case of goods which have been written down below cost at the close of a fiscal quarter, such reduced amount is considered the new lower cost basis for subsequent accounting purposes, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. We did not make any material changes in the valuation methodology during the past three fiscal years.
Our customer service inventories are stated at the lower of cost or net realizable value. We carry service parts because we generally provide product warranty for 12 to 36 months and earn revenue by providing enhanced and extended warranty and repair service during and beyond this warranty period. Customer service inventories consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use permanently or on a temporary basis while the defective unit is being repaired. We record adjustments to reduce the carrying value of customer service inventories to their net realizable value. Factors influencing these adjustments include product life cycles, end of service life plans and volume of enhanced or extended warranty service contracts. Estimates of net realizable value involve significant estimates and judgments about the future, and revisions would be required if these factors differ from our estimates.
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
We record deferred taxes by applying enacted statutory tax rates to the respective jurisdictions and follow specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the consolidated balance sheets and provide necessary valuation allowances as required. Future realization of deferred tax assets ultimately depends on meeting certain criteria in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC 740”). One of the major criteria is the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carry-back or carry-forward periods available under the tax law. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Our judgments regarding future profitability may change due to many factors, including future market conditions and our ability to successfully execute our business plans and/or tax planning strategies. Should there be a change in our ability to recover our deferred tax assets, our tax provision would increase or decrease in the period in which the assessment is changed.
The accounting estimates related to the liability for uncertain tax position require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. It is inherently difficult and subjective to estimate our reserves for the uncertain tax positions. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will be the same as these estimates. These estimates are updated quarterly based on factors such as changes in facts or circumstances, changes in tax law, new audit activity, and effectively settled issues.
Business Combinations
The Company accounts for acquisitions as required by FASB ASC Topic 805, Business Combinations (“ASC 805”). The assets and liabilities of acquired businesses are recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of estimates and assumptions. If our assumptions or estimates in the fair value calculation change based on information that becomes available during the one-year period from the acquisition date, we may record adjustments to the net assets acquired with a corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Aviat Networks, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Aviat Networks, Inc. and subsidiaries (the "Company") as of June 30, 2023, the related consolidated statements of operations, comprehensive income, cash flows, and equity, for the fiscal year ended June 30, 2023, the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the fiscal year ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 30, 2023 expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition — Service Revenues - Estimated Costs to Complete - Refer to Note 3 to the financial statements
Critical Audit Matter Description
The Company recognizes revenue from two primary sources: products and services. Revenues from services include revenues from network planning and design, engineering and installation-related services and are recognized based on an over-time recognition model using the cost-input method. Judgment is required when estimating total contract costs and progress to completion on the over-time arrangements. The cost estimation process for these contracts is based on the knowledge and experience of the Company’s project managers, engineers, and financial professionals. Changes in job performance and job conditions are factors that influence estimates of the total costs to complete those contracts and the Company’s revenue recognition.
We identified estimated costs to complete for open over-time revenue contracts at year end as a critical audit matter. The determination of the total estimated cost and progress toward completion requires management to make significant estimates and assumptions. Changes in these estimates or timing of when the costs occur can have a significant impact on the revenue recognized each period. Auditing these elements involved especially challenging and subjective auditor judgment in evaluating the reasonableness of management’s assumptions and estimates over the duration of these contracts.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of costs to complete for open over-time revenue contracts used to recognize service revenues included the following, among others:
•We tested the effectiveness of controls related to estimated costs to complete, including controls over management’s review of cost estimates.
•We selected a sample of revenue contracts and performed the following:
◦Tested the accuracy and completeness of the costs incurred to date
◦Evaluated the estimates of cost to complete for a sample of open over-time contracts by:
▪Comparing costs incurred to date to the costs management estimated to be incurred to date
▪Evaluating the progress to completion by performing inquiries of project managers and assessing the nature of activities required to complete
▪Comparing management’s estimates of gross margin for the selected contracts to the gross margin of similar contracts, when applicable
◦Tested the mathematical accuracy of management’s calculation of revenue for the contract
•We developed an expectation of service revenue by creating an independent estimate of gross margin based on historical margin rates and compared it to the recorded service revenue
•We performed a lookback to evaluate management’s ability to estimate costs accurately by making a selection of changes in estimates during the year and testing whether the change in estimate was properly supported and recorded within the correct period

/s/ Deloitte & Touche LLP

Austin, Texas
August 30, 2023

We have served as the Company's auditor since fiscal year 2023.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Aviat Networks, Inc.
Austin, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Aviat Networks, Inc. (the “Company”) as of July 1, 2022, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the two fiscal years in the period ended July 1, 2022, the related notes and the financial statement schedule - Valuation and Qualifying Accounts (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 1, 2022, and the results of its operations and its cash flows for each of the two fiscal years in the period ended July 1, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

San Jose, California
September 14, 2022

We served as the Company's auditor from 2015 to 2022.

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share amounts)	June 30, 2023	July 1, 2022	July 2, 2021
Revenues:
Product sales	$239,321	$208,100	$185,787
Services	107,272	94,859	89,124
Total revenues	346,593	302,959	274,911
Cost of revenues:
Product sales	151,008	132,404	113,055
Services	71,414	61,320	59,241
Total cost of revenues	222,422	193,724	172,296
Gross margin	124,171	109,235	102,615
Operating expenses:
Research and development	24,908	22,596	21,810
Selling and administrative	69,842	57,656	56,324
Restructuring charges	3,012	238	2,271
Total operating expenses	97,762	80,490	80,405
Operating income	26,409	28,745	22,210
Other (expense) income, net	(3,306)	1,690	230
Income before income taxes	23,103	30,435	22,440
Provision for (benefit from) income taxes	11,575	9,275	(87,699)
Net income	$11,528	$21,160	$110,139
Net income attributable to Aviat Networks	$11,528	$21,160	$110,139

Net income per share:
Basic	$1.01	$1.89	$9.98
Diluted	$0.97	$1.79	$9.42
Weighted average shares outstanding:
Basic	11,358	11,167	11,036
Diluted	11,855	11,820	11,688
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
(In thousands)	June 30, 2023	July 1, 2022	July 2, 2021
Net income	$11,528	$21,160	$110,139
Other comprehensive income (loss):
Net change in cumulative translation adjustment	25	(1,702)	642
Other comprehensive income (loss)	25	(1,702)	642
Comprehensive income	$11,553	$19,458	$110,781
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)	June 30, 2023	July 1, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$22,242	$36,877
Marketable securities	2	10,893
Accounts receivable, net	101,653	73,168
Unbilled receivables	58,588	45,857
Inventories	33,057	27,169
Other current assets	22,162	12,437
Total current assets	237,704	206,401
Property, plant and equipment, net	9,452	8,887
Goodwill	5,112	—
Intangible assets, net	9,046	—
Deferred income taxes	86,650	95,412
Right of use assets	2,554	2,759
Other assets	13,978	10,445
TOTAL ASSETS	$364,496	$323,904

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$60,141	$42,394
Accrued expenses	24,442	26,451
Short-term lease liabilities	610	513
Advance payments and unearned revenue	44,268	33,740
Restructuring liabilities	600	1,381
Total current liabilities	130,061	104,479
Unearned revenue	7,416	8,920
Long-term lease liabilities	2,140	2,412
Other long-term liabilities	314	273
Reserve for uncertain tax positions	3,975	5,504
Deferred income taxes	492	563
Total liabilities	144,398	122,151
Commitments and contingencies (Note 13)
Equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value; 300.0 million shares authorized; 11.5 million and 11.2 million shares issued and outstanding as of June 30, 2023 and July 1, 2022, respectively	115	112
Treasury stock 0.2 million and 0.2 million shares as of June 30, 2023 and July 1, 2022, respectively	(6,147)	(6,147)
Additional paid-in-capital	830,048	823,259
Accumulated deficit	(587,914)	(599,442)
Accumulated other comprehensive loss	(16,004)	(16,029)
Total equity	220,098	201,753
TOTAL LIABILITIES AND EQUITY	$364,496	$323,904
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(In thousands)	June 30, 2023	July 1, 2022	July 2, 2021
Operating Activities
Net income	$11,528	$21,160	$110,139
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property, plant and equipment	5,475	4,463	5,383
Amortization of intangible assets	704	—	—
Provision for (recovery from) uncollectible receivables	467	(23)	171
Share-based compensation	6,720	3,834	2,921
Deferred income taxes	9,442	8,004	(90,599)
Charges for inventory and customer service inventory write-downs	2,138	1,735	1,452
Noncash lease expense	639	1,057	(342)
Net loss (gain) on marketable securities	1,734	(2,614)	—
Other non-cash operating activities, net	67	(55)	6
Changes in operating assets and liabilities:
Accounts receivable	(25,496)	(25,719)	(4,232)
Unbilled receivables	(13,816)	(8,725)	(8,579)
Inventories	(4,521)	(3,901)	(11,091)
Accounts payable	16,040	10,503	580
Accrued expenses	(4,306)	876	1,767
Advance payments and unearned revenue	6,254	1,713	10,560
Income taxes payable or receivable	710	(1,620)	159
Other assets and liabilities	(15,423)	(7,899)	(997)
Net cash (used in) provided by operating activities	(1,644)	2,789	17,298
Investing Activities
Payments for acquisition of property, plant and equipment	(5,335)	(1,792)	(2,847)
Purchases of marketable securities	—	(8,279)	—
Proceeds from sale of marketable securities	9,157	—	—
Proceeds from sale of asset held for sale	—	2,284	—
Acquisition, net of cash acquired and purchases of intangible assets	(15,769)	—	—
Net cash used in investing activities	(11,947)	(7,787)	(2,847)
Financing Activities
Proceeds from borrowings	102,200	—	—
Repayments of borrowings	(102,200)	—	(9,000)
Payments of deferred financing costs	(753)	—	—
Payments for repurchase of common stock - treasury shares	—	(5,362)	(787)
Payments for taxes related to net settlement of equity awards	(1,198)	(541)	(167)
Proceeds from issuance of common stock under employee stock plans and exercises of stock options	1,270	1,029	1,906
Net cash used in financing activities	(681)	(4,874)	(8,048)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(311)	(1,222)	(77)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(14,583)	(11,094)	6,326

Cash, cash equivalents, and restricted cash, beginning of year	37,104	48,198	41,872
Cash, cash equivalents, and restricted cash, end of year	$22,521	$37,104	$48,198

	Fiscal Year Ended
(In thousands)	June 30, 2023	July 1, 2022	July 2, 2021
Non-cash investing activities:
Unpaid property, plant and equipment	$168	$95	$228
Supplemental disclosures of cash flow information:
Cash paid for interest	$880	$—	$4
Cash paid (received) for income taxes, net	$1,613	$1,241	$(2,119)
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands)	Shares	$ Amount	Shares	$ Amount
Balance as of July 3, 2020	10,801	$108	—	$—	$814,283	$(730,741)	$(14,969)	$68,681
Net income	—	—	—	—	—	110,139	—	110,139
Other comprehensive (loss) income	—	—	—	—	—	—	642	642
Issuance of common stock under employee stock plans	394	4	—	—	1,902	—	—	1,906
Shares withheld for taxes related to vesting of equity awards	(13)	—	—	—	(167)	—	—	(167)
Stock repurchase	(28)	—	20	(787)	—	—	—	(787)
Share-based compensation	—	—	—	—	2,921	—	—	2,921
Balance as of July 2, 2021	11,154	112	20	(787)	818,939	(620,602)	(14,327)	183,335
Net income	—	—	—	—	—	21,160	—	21,160
Other comprehensive (loss) income	—	—	—	—	—	—	(1,702)	(1,702)
Issuance of common stock under employee stock plans	198	2	—	—	1,029	—	—	1,031
Shares withheld for taxes related to vesting of equity awards	(16)	—	—	—	(543)	—	—	(543)
Stock repurchase	(175)	(2)	175	(5,360)	—	—	—	(5,362)
Share-based compensation	—	—	—	—	3,834	—	—	3,834
Balance as of July 1, 2022	11,161	112	195	(6,147)	823,259	(599,442)	(16,029)	201,753
Net income	—	—	—	—	—	11,528	—	11,528
Other comprehensive (loss) income	—	—	—	—	—	—	25	25
Issuance of common stock under employee stock plans	396	3	—	—	1,267	—	—	1,270
Shares withheld for taxes related to vesting of equity awards	(39)	—	—	—	(1,198)	—	—	(1,198)
Stock repurchase	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	6,720	—	—	6,720
Balance as of June 30, 2023	11,518	$115	195	$(6,147)	$830,048	$(587,914)	$(16,004)	$220,098
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. The Company and Summary of Significant Accounting Policies
The Company
Aviat Networks, Inc. (“Aviat,” the “Company,” “we,” “us,” and “our”) designs, manufactures, and sells a range of wireless networking and access networking solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe. Our products include broadband wireless access base stations and customer premises equipment for fixed and mobile, point-to-point digital microwave radio systems for access, backhaul, trunking and license-exempt applications, supporting new network deployments, network expansion, and capacity upgrades.
Aviat was incorporated in Delaware in 2006 to combine the businesses of Harris Corporation’s Microwave Communications Division (“MCD”) and Stratex Networks, Inc. (“Stratex”). On January 28, 2010, we changed our corporate name from Harris Stratex Networks, Inc. to Aviat Networks, Inc. to more effectively reflect our business and communicate our brand identity to customers. Additionally, the change of our corporate name was to comply with the termination of the Harris Corporation (“Harris”) trademark licensing agreement resulting from the spin-off by Harris of its interest in our stock to its stockholders in May 2009.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All intercompany transactions and accounts have been eliminated. Certain amounts in the financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.
Our fiscal year includes 52 or 53 weeks and ends on the Friday nearest June 30. This was June 30, 2023 for fiscal 2023, July 1, 2022 for fiscal 2022 and July 2, 2021 for fiscal 2021. Fiscal 2023, 2022 and 2021 includes 52 weeks. In these notes to consolidated financial statements, we refer to our fiscal years as “fiscal 2023”, “fiscal 2022” and “fiscal 2021.”
Stock Split
On April 7, 2021 we effected a two-for-one stock split in the form of a stock dividend to shareholders of record as of April 1, 2021. Common stock, Additional paid-in-capital, per share and equity award amounts for all periods presented have been retrospectively reclassified to reflect the two-for-one stock split in the form of a stock dividend.
Use of Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make estimates, assumptions and judgments affecting the amounts reported and related disclosures. Estimates are based upon historical factors, current circumstances and the experience and judgment of our management. We evaluate our estimates and assumptions on an ongoing basis and may employ outside experts to assist us in making these evaluations. Changes in such estimates, based on more accurate information, or different assumptions or conditions, may affect amounts reported in future periods. Such estimates affect significant items, including revenue recognition, provision for uncollectible receivables, inventory valuation, goodwill and identified intangible assets in business combinations, valuation allowances for deferred tax assets and uncertainties in income taxes. The actual results that we experience may differ materially from our estimates.
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

As of June 30, 2023 and July 1, 2022, all of our high-quality marketable securities were invested in prime money market funds.
Cash and cash equivalents that are restricted as to withdrawal or usage under the terms of contractual agreements are recorded as restricted cash. Our restricted cash is included in other assets on our consolidated balance sheets and represents the cash balance on our disability insurance voluntary plan account that cannot be used by us for any operating purposes other than to pay benefits to the insured employees. See Note 5. Balance Sheet Components for further information.
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
During fiscal 2023 and 2021, no customer accounted for more than 10% of our total revenue. During fiscal 2022 there was one customer that accounted for 13% of our total revenue. As of June 30, 2023 and July 1, 2022, a group of related entities accounted for approximately 14% and 17%, respectively, of our accounts receivable.
Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash equivalents, marketable securities, trade accounts receivable and financial instruments used in foreign currency hedging activities. We invest our excess cash primarily in prime money market funds and certificates of deposit. We are exposed to credit risks related to such instruments in the event of default or decrease in credit-worthiness of the issuers of the investments. Risks associated with cash and cash equivalents, and investments are mitigated by banking with, and investing in, creditworthy institutions.
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
Inventories
Inventories are valued at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Cost is determined using standard cost, which approximates actual cost on a weighted-average first-in-first-out basis. We regularly review inventory quantities on hand and record adjustments to reduce the cost of inventory for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. Inventory adjustments are measured as the difference between the cost of the inventory and net realizable value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
We carry customer service related inventories such as service parts because we generally provide product warranty for 12 to 36 months and earn revenue by providing enhanced and extended warranty and repair service during and beyond this warranty period. Customer service related inventories consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use permanently or on a temporary basis while the defective unit is being repaired. We record adjustments to reduce the carrying value of customer service inventories to their net realizable value. Factors influencing these adjustments include product life cycles, end of service life plans and volume of enhanced or extended warranty service contracts. Estimates of net realizable value involve significant estimates and judgments about the future, and revisions would be required if these factors differ from our estimates. See Note 5. Balance Sheet Components for further information.
Property, Plant and Equipment
Property, plant and equipment are stated on the basis of cost less accumulated depreciation. We capitalize costs of software, consulting services, hardware and other related costs incurred to purchase or develop internal-use software. We expense costs incurred during preliminary project assessment, re-engineering, training and application maintenance.
Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvements. The useful lives of the assets are generally as follows:

Buildings	40 years
Leasehold improvements	2 to 10 years
Software	3 to 5 years
Machinery and equipment	2 to 5 years
Expenditures for maintenance and repairs are charged to expense as incurred and are included in cost of revenues and selling and administrative expenses on our consolidated statements of operations. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts, and any gain or loss is reflected in the consolidated statements of operations.
Business Combinations
The Company accounts for acquisitions as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The assets and liabilities of acquired businesses are recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of estimates and assumptions. If our assumptions or estimates in the fair value calculation change based on information that becomes available during the one-year period from the acquisition date, we may record adjustments to the net assets acquired with a corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Goodwill
The Company accounts for goodwill as required by FASB ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”). We test goodwill for impairment on an annual basis and when events occur that may suggest that the fair value of such assets cannot support the carrying value. ASC 350 gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary. However, if an entity concludes otherwise, then the quantitative impairment test shall be used to identify the impairment and measure the amount of an impairment loss to be recognized (if applicable).

As of June 30, 2023, we had recorded goodwill in the amount of $5.1 million, related to the Redline acquisition completed in the first quarter of fiscal 2023. We did not have any recorded goodwill as of July 1, 2022. We test our goodwill for impairment on an annual basis on the first day of our fourth fiscal quarter. We have determined that we have one reporting unit. We performed a qualitative assessment in fiscal 2023. This assessment considered changes in our projected future cash flows and discount rates, recent market transactions and overall macroeconomic conditions. Based on this assessment, we concluded that it was more likely than not that the estimated fair value of our reporting unit was higher than its carrying value and that the performance of a quantitative impairment test was not required. See Note 10. Segment and Geographic Information and Note 12. Acquisitions for further information.
Valuation of Long-Lived Assets
The Company periodically reviews the carrying value of its long-lived assets, including finite-lived intangibles, and property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the assigned useful lives may not longer be appropriate. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. If impairment exists, the impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. Our estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The actual cash flows realized from these assets may vary significantly from our estimates. There were no impairment losses recorded for fiscal 2023, 2022 or 2021.
The Company amortizes the cost of finite-lived intangible assets on a straight-line basis over their estimated useful lives, which approximates the pattern of economic benefit.
The useful lives of the finite-lived purchased intangible assets are as follows:

Years
Patents	10
Customer relationships	14
Trade names	16
Warranties
On product sales, we provide for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which we do business. In the case of products sold by us, our warranties generally start from the delivery date and continue for one to three years, depending on the terms.
Many of our products are manufactured to customer specifications and their acceptance is based on meeting those specifications. Factors that affect our warranty liabilities include the number of product units subject to warranty protection, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liabilities every quarter and make adjustments to the liabilities as necessary. See Note 5. Balance Sheet Components for further information.
Leases
We lease facilities under non-cancelable operating lease agreements. These leases have varying terms that range from one to 20 years and contain leasehold improvement incentives, rent holidays and escalation clauses. In addition, some of these leases have renewal options for up to 3 years.
We determine if an arrangement contains a lease at inception. These operating leases are included in right of use assets (ROU assets) on our June 30, 2023 consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligation to make lease payments are included in short-term lease liabilities and long-term lease liabilities on our June 30, 2023 consolidated balance sheets. We have not entered into any financing leases during fiscal 2023.
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
Foreign Currency Translation
The functional currency of our subsidiaries located in the United Kingdom, Singapore, Mexico, Algeria, Lebanon and New Zealand is the United States (“U.S.”) dollar. Determination of the functional currency is dependent upon the economic environment in which an entity operates as well as the customers and suppliers the entity conducts business with. Changes in facts and circumstances may occur which could lead to a change in the functional currency of that entity. Accordingly, all non-functional currency denominated monetary assets and liabilities of these subsidiaries are re-measured into U.S. dollars at the current exchange rate as of the applicable balance sheet date. Non-monetary assets and liabilities are measured at historical rates.
Our other international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of these subsidiaries are translated at the current exchange rates in effect at the balance sheet date, and income and expense accounts are translated at average exchange rates during the period. The resulting translation adjustments are included in accumulated other comprehensive loss.
Gains and losses resulting from foreign exchange transactions and re-measurement of monetary assets and liabilities in non-functional currencies are included in other (expense) income, net in the accompanying consolidated statements of operations, based on the nature of the transactions. Net foreign exchange (losses) gains recorded in our consolidated statements of operations during fiscal 2023, 2022 and 2021 were $(1.0) million, $(1.1) million, and $(1.0) million, respectively.
Retirement Benefits
As of June 30, 2023, we provided retirement benefits to substantially all employees primarily through our defined contribution retirement plans. These plans have matching and savings elements. Contributions by us to these retirement plans are based on profits and employees’ savings with no other funding requirements. Contributions to retirement plans are expensed as incurred. Retirement plan expense amounted to $2.1 million, $1.9 million and $1.8 million in fiscal 2023, 2022 and 2021, respectively. Retirement plan expenses are included in cost of revenues, research and development, and selling and administrative expenses on our consolidated statements of operations.
Revenue Recognition
We recognize revenue by applying the following five-step approach: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, we satisfy a performance obligation. See Note 3. Revenue Recognition for further information.
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
Advertising Costs
We expense all advertising costs as incurred. Advertising costs were immaterial during fiscal 2023, 2022 and 2021.

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
Share-Based Compensation
The Company has a share-based compensation plan which includes non-qualified stock options, restricted stock units and performance share awards. We estimate the grant date fair value of our share-based awards and amortize the fair value over the requisite service period or vesting term. To estimate the fair value of our stock option awards, we use the Black-Scholes option pricing model. The determination of the fair value of stock option awards on the date of grant is affected by our stock price as well as assumptions regarding a number variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividend yield. Due to the inherent limitations of option valuation models, including consideration of future events that are unpredictable and the estimation process utilized in determining the valuation of the share-based awards, the ultimate value realized by our employees may vary significantly from the amounts expensed in our financial statements. For restricted stock awards and units, we measure the grant date fair value based upon the market price of our common stock on the date of the grant. The fair value of each performance share award with market conditions is estimated using a Monte-Carlo simulation model on the date of the grant. We account for forfeitures as they occur.
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
Accounting Standards Adopted
In June 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2022-02 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. Topic 326 became effective for our first quarter of fiscal 2023. The adoption had no material impact on the Company’s consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 became effective for our first quarter of fiscal 2023. The adoption had no material impact on the Company’s consolidated financial statements.
Accounting Standards Not Yet Adopted
The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined at this time that all other ASUs issued but not yet adopted are either not applicable or are expected to have a minimal impact on its financial position and results of operations.

Note 2. Net Income per Share of Common Stock
Net income per share is computed by dividing net income attributable to us by the weighted average number of shares of our outstanding common stock.
The following table presents the computation of basic and diluted net income per share attributable to our common stockholders:

	Fiscal Year
(In thousands, except per share amounts)	2023	2022	2021
Numerator:
Net income	$11,528	$21,160	$110,139

Denominator:
Weighted average shares outstanding, basic	11,358	11,167	11,036
Effect of potentially dilutive equivalent shares	497	653	652
Weighted average shares outstanding, diluted	11,855	11,820	11,688

Net income per share:
Basic	$1.01	$1.89	$9.98
Diluted	$0.97	$1.79	$9.42
The following table summarizes the weighted-average equity awards that were excluded from the diluted net income per share calculations since they were anti-dilutive:

	Fiscal Year
(In thousands)	2023	2022	2021
Stock options	194	114	8
Restricted stock units and performance stock units	21	72	4
Total shares of common stock excluded	215	186	12
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
Revenue from services includes certain network planning and design, engineering, installation and commissioning (“field services”), extended warranty, hosted software-as-a-service (“SaaS”), customer support, consulting, training, and education. Maintenance and support services are generally offered to our customers and recognized over a specified period of time and from sales and subsequent renewals of maintenance and support contracts. The network planning and design, engineering and installation related services noted are recognized based on an over-time recognition model using the cost-input method. Certain judgment is required when estimating total contract costs and progress to completion on the over-time arrangements, as well as whether a loss is expected to be incurred on the contract. The cost estimation process for these contracts is based on the knowledge and experience of the Company’s project managers, engineers, and financial professionals. Changes in job performance and job conditions are factors that influence estimates of the total costs to complete those contracts and the Company’s revenue recognition. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made in a timely manner. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are reflected in income in the period in which the circumstances that gave rise to the revision become known to us. We perform ongoing profitability analysis of our service contracts accounted for under this method to determine whether the latest estimates of revenues, costs, and profits require updating. In rare circumstances if these estimates indicate that the contract will be unprofitable, the entire estimated loss for the remainder of the contract is recorded immediately. We establish billing terms at the time project deliverables and milestones are agreed. Revenues recognized in excess of the amounts invoiced to clients are classified as unbilled receivables and if invoicing is ahead of revenue recognized it is classified as an unearned liability on the consolidated balance sheets.
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
Bill-and-Hold Sales
Certain customer arrangements consist of bill-and-hold characteristics under which control has been transferred to the customer, while we retain physical possession of the product. We evaluate bill-and-hold arrangement criteria to determine when the customer has obtained control. Once control has been obtained by the customer, they can direct or determine the use of the bill-and-hold inventory while we retain physical possession of the product until it is installed at a customer site at a point in time in the future.
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
We elected the practical expedient to expense sales commissions as incurred when the amortization period of the related asset is one year or less. These costs are recorded as selling and administrative expense and included in our consolidated balance sheet as accrued expenses until paid. Our amortization expense was not material for the fiscal years ended June 30, 2023, July 1, 2022 and July 2, 2021.
Contract Balances, Performance Obligations, and Backlog
The following table provides information about receivables and liabilities from contracts with customers (in thousands):

	June 30, 2023	July 1, 2022
Contract Assets
Accounts receivable, net	$101,653	$73,168
Unbilled receivables	$58,588	$45,857
Capitalized commissions	$3,492	$2,341
Contract Liabilities
Advance payments and unearned revenue	$44,268	$33,740
Unearned revenue, long-term	$7,416	$8,920
Significant changes in contract balances may arise as a result of recognition over time for services, transfer of control for equipment, and periodic payments (both in arrears and in advance). The contract balances have continued to grow as we continue to execute on large North American over time projects and International projects that carry notably longer payment terms.
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

As of June 30, 2023, we had $51.7 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 72% is expected to be recognized as revenue in fiscal 2024 and the remainder thereafter. During fiscal 2023 and 2022, we recognized approximately $47.2 million and $23.3 million respectively, that was included in advance payments and unearned revenue at the beginning of each reporting period.
Remaining Performance Obligations
We elect the practical consideration to exclude performance obligations that relate to contracts with original expected durations of one year or less. As our product purchase orders are generally delivered within one year or less and our maintenance and support service contracts can be terminated without substantive termination penalties resulting in contracts with less than one year of duration, these performance obligations have been excluded from the remaining performance obligation amounts. The aggregate amount of transaction price allocated to the remaining unsatisfied performance obligations (or partially unsatisfied) was approximately $151.8 million at June 30, 2023 relating to our long-term field service projects. Of this amount, we expect to recognize approximately 70% as revenue during fiscal 2024, with the remaining amount to be recognized as revenue beyond 12 months.

Note 4. Leases
As of June 30, 2023, total ROU assets were approximately $2.6 million, and short-term lease liabilities and long-term lease liabilities were approximately $0.6 million and $2.1 million, respectively. Cash paid for lease liabilities was $0.9 million for fiscal 2023. As of July 1, 2022, total ROU assets were approximately $2.8 million, and short-term lease liabilities and long-term lease liabilities were approximately $0.5 million and $2.4 million, respectively. Cash paid for lease liabilities was $0.7 million for fiscal 2022.
The following summarizes our lease costs, lease term and discount rate for fiscal 2023 and 2022 (in thousands):

	Fiscal
	2023	2022
Operating lease costs	$1,288	$1,061
Short-term lease costs	1,999	2,252
Variable lease costs	107	171
Total lease costs	$3,394	$3,484
Other information related to our operating leases for fiscal 2023 and 2022 (in thousands, except for weighted average):

	Fiscal
	2023	2022
Weighted average remaining lease term	6.9 years	7.9 years
Weighted average discount rate	5.8%	5.6%
Operating lease assets obtained in exchange for operating lease liabilities	$95	$104
Rental expense for operating leases, including rentals on a month-to-month basis was $3.4 million, $3.6 million, and $3.3 million for fiscal 2023, 2022 and 2021, respectively.

As of June 30, 2023, our future minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year were as follows (in thousands):

Fiscal years	Amount
2024	$837
2025	634
2026	490
2027	169
2028	175
Thereafter	1,211
Total lease payments	3,516
Less: interest	(766)
Present value of lease liabilities	$2,750

Note 5. Balance Sheet Components
Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that reconciles to the corresponding amount in the consolidated statements of cash flows:

(In thousands)	June 30, 2023	July 1, 2022
Cash and cash equivalents	$22,242	$36,877
Restricted cash included in other assets	279	227
Total cash, cash equivalents, and restricted cash	$22,521	$37,104
Cash and cash equivalents includes $2.6 million of collateralized cash for certain commercial commitments as of June 30, 2023.
Accounts Receivable, net
Our net accounts receivable are summarized below:

(In thousands)	June 30, 2023	July 1, 2022
Accounts receivable	$102,372	$74,102
Less: allowances for collection losses	(719)	(934)
Total accounts receivable, net	$101,653	$73,168
Inventories
Our inventories are summarized below:

(In thousands)	June 30, 2023	July 1, 2022
Finished products	$18,502	$14,916
Raw materials and supplies	12,794	10,478
Customer service inventories	$1,761	$1,775
Total inventories	$33,057	$27,169
Consigned inventories included within raw materials	$11,224	$9,796
During fiscal 2023, 2022 and 2021, we recorded charges to adjust our inventories due to excess and obsolete inventory resulting from lower sales forecasts, product transitioning or discontinuance. Such charges incurred during fiscal 2023, 2022 and 2021 were classified in cost of product sales as follows:

	Fiscal Year
(In thousands)	2023	2022	2021
Excess and obsolete inventory charges	$1,109	$647	$544
Customer service inventory write-downs	1,029	1,088	908
Total charges	$2,138	$1,735	$1,452
Other Current Assets
Our other current assets are summarized below:

(In thousands)	June 30, 2023	July 1, 2022
Contract manufacturing assets	$6,487	$1,621
Prepaids and other current assets	15,675	10,816
Total other current assets	$22,162	$12,437
Property, Plant and Equipment, net
Our property, plant and equipment, net is summarized below:

(In thousands)	June 30, 2023	July 1, 2022
Land	$210	$210
Buildings and leasehold improvements	5,889	5,796
Software	16,989	21,368
Machinery and equipment	47,150	49,584
	70,238	76,958
Less accumulated depreciation	(60,786)	(68,071)
Total property, plant and equipment, net	$9,452	$8,887
Included in the total plant, property and equipment above were $0.4 million and $1.2 million of assets in progress which have not been placed in service as of June 30, 2023 and July 1, 2022, respectively. Depreciation expense related to property, plant and equipment was $5.5 million, $4.5 million and $5.4 million in fiscal 2023, 2022 and 2021, respectively.
Accrued Expenses
Our accrued expenses are summarized below:

(In thousands)	June 30, 2023	July 1, 2022
Compensation and benefits	$10,368	$11,625
Taxes	4,553	5,286
Professional fees	2,104	944
Warranties	2,100	2,913
Commissions	1,453	1,864
Other	3,864	3,819
Total accrued expenses	$24,442	$26,451

We accrue for the estimated cost to repair or replace products under warranty. Changes in our accrued warranty liability, were as follows:

	Fiscal Year
(In thousands)	2023	2022	2021
Balance as of the beginning of the fiscal year	$2,913	$3,228	$3,196
Warranty provision recorded during the period	768	1,328	1,679
Acquisition	55	—	—
Consumption during the period	(1,636)	(1,643)	(1,647)
Balance as of the end of the fiscal year	$2,100	$2,913	$3,228
Advance payments and Unearned Revenue
Our advance payments and unearned revenue are summarized below:

(In thousands)	June 30, 2023	July 1, 2022
Advance payments	$1,607	$1,870
Unearned revenue	42,661	31,870
	$44,268	$33,740
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
The carrying amounts, estimated fair values and valuation input levels of our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and July 1, 2022 were as follows:

	June 30, 2023		July 1, 2022
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Valuation Inputs
Assets:
Cash and cash equivalents:
Money market funds	$571	$571	$5,367	$5,367	Level 1
Bank certificates of deposit	$3,793	$3,793	$3,682	$3,682	Level 2
Marketable securities	$2	$2	$10,893	$10,893	Level 1
Liabilities:
Other accrued expenses:
Foreign exchange forward contracts	$—	$—	$114	$114	Level 2
We classify items within Level 1 if quoted prices are available in active markets. Our Level 1 items mainly are marketable securities and money market funds purchased from major financial institutions. Our marketable securities are included in current assets on our balance sheet as they are available to be converted into cash to fund current operations. These marketable securities are publicly traded stock measured at fair value and classified within Level 1. As of June 30, 2023, these money market funds were valued at $1.00 net asset value per share by these financial institutions.
We classify items in Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources are available with reasonable levels of price transparency. Our bank certificates of deposit and foreign exchange forward contracts are classified within Level 2. The carrying value of bank certificates of deposit approximates their fair value. Foreign currency forward contracts are measured at fair value using observable foreign currency exchange rates. We did not have any foreign currency forward contracts outstanding as of June 30, 2023. We did not have any recurring assets or liabilities that were valued using significant unobservable inputs.
Our policy is to recognize asset or liability transfers among Level 1, Level 2 and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During fiscal 2023 and 2022, we had no transfers between levels of the fair value hierarchy of our assets or liabilities measured at fair value.
Note 7. Credit Facility and Debt
On May 9, 2023, we entered into a Secured Credit Facility Agreement (the “Credit Facility” or “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender and Wells Fargo Securities LLC, Citigroup Global Markets Inc., and Regions Capital Markets as lenders. The Credit Facility provides for a $40.0 million revolving credit facility (the “Revolver”) and a $50.0 million Delayed Draw Term Loan Facility (the “Term Loan”) with a maturity date of May 8, 2028. The $40.0 million Revolver can be borrowed with a $10.0 million sublimit for letters of credit, and a $10.0 million swingline loan sublimit. The Term Loan has a funding date on or prior to the closing date of the previously announced NEC Transaction with the proceeds used to settle the cash portion of the consideration and related expense. See Note 12. Acquisitions for further information.
As of June 30, 2023, available credit under the Revolver was $40.0 million. Available credit under the Term Loan was $50.0 million. We borrowed $36.5 million and repaid $36.5 million against the Revolver during fiscal 2023. As of June 30, 2023 there was no borrowing outstanding for either the Revolver or Term Loan. Deferred financing costs of $0.8 million were paid in association with entering into the Credit Facility.
Outstanding borrowings under the Credit Facility bear interest at either: (a) Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly.
The Credit Facility requires the Company and its subsidiaries to maintain a fixed charge coverage ratio to be greater than 1.25 to 1.00 as of the last day of any fiscal quarter of the Company. The Credit Facility also requires that the Company maintain a maximum leverage ratio of 3.00 times EBITDA, with a step-down to 2.75 times EBITDA after four full quarters, and 2.50 times EBITDA after eight full quarters. The Credit Facility contains customary affirmative and negative covenants, including, among others, covenants limiting the ability of the Company and its subsidiaries to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to customary exceptions.
As of June 30, 2023, we were in compliance with all financial covenants contained in the Credit Agreement.
On May 9, 2023, the Company and Silicon Valley Bank (“SVB”) terminated the Third Amended and Restated Loan and Security Agreement dated June 29, 2018, and as amended May 17, 2021 (the “SVB Credit Facility”), by and between the Company, as borrower, and SVB, as lender. We borrowed $65.7 million and repaid $65.7 million against the SVB Credit Facility during fiscal 2023. As of June 30, 2023, we had $2.6 million of collateralized cash on deposit with SVB associated with certain commercial commitments.
During fiscal 2023, the weighted-average interest rate under our available credit facilities was 7.6%.

Note 8. Restructuring Activities
The following table summarizes our restructuring related activities during fiscal 2023, 2022 and 2021:

(In thousands)	Employee Severance and Benefits		Facilities and Other
	Fiscal 2023 Plans	Prior Years Plans	Prior Years Plans	Total
Balance as of July 3, 2020	$—	$2,502	$236	$2,738
Charges, net	—	2,271	—	2,271
Cash payments	—	(2,291)	—	(2,291)
Foreign currency translation (gain) loss	—	7	12	19
Balance as of July 2, 2021	—	2,489	248	2,737
Charges (reversals), net	—	474	(236)	238
Cash payments	—	(1,559)	—	(1,559)
Foreign currency translation (gain) loss	—	(23)	(12)	(35)
Balance as of July 1, 2022	—	1,381	—	1,381
Charges, net	2,947	—	—	2,947
Cash payments	(2,347)	(1,381)	—	(3,728)
Balance as of June 30, 2023	$600	$—	$—	$600
As of June 30, 2023, the accrued restructuring balance of $0.6 million was in restructuring liabilities on the consolidated balance sheets. Included in the above were positions identified for termination that have not been executed from a restructuring perspective.

Fiscal 2023 Plans
During fiscal 2023, our Board of Directors approved restructuring plans, primarily associated with the acquisition of Redline and reductions in workforce in our operations outside the United States. The fiscal 2023 plans are expected to be completed through the end of first half of fiscal 2024.
Prior Years’ Plans
Activities under the prior years’ plans primarily included reductions in workforce across the Company, primarily in our operations outside the United States. Payments related to the accrued restructuring balance for these plans are complete.
Note 9. Stockholders’ Equity
Stock Repurchase Program
During the second quarter of fiscal 2022 we completed the $7.5 million stock repurchase program approved by our Board of Directors in May 2018. This repurchase program was temporarily suspended from February 2020 to February 2021. In November 2021, our Board of Directors approved a stock repurchase program to purchase up to $10.0 million of our common stock. During fiscal 2023 we did not repurchase any shares of our common stock. In fiscal 2022 and 2021 we repurchased $5.4 million and $0.8 million, respectively. As of June 30, 2023, $7.3 million remained available for repurchase.
The following table summarizes the repurchase of our common stock:

(In thousands, except share and per-share amounts)	Shares	Weighted-Average Price Paid per Share	Aggregate purchase price
Fiscal 2023 Treasury Shares	—	$—	$—
Fiscal 2022 Treasury Shares	175,356	$30.57	$5,360
Fiscal 2021 Treasury Shares	19,587	$40.16	$787

Starting in February 2021, repurchased shares were recorded as treasury stock and we do not anticipate retiring them. Treasury stock did not participate in the two-for-one stock split in the form of a stock dividend paid on April 7, 2021. All repurchased shares prior to February 2021 were retired and reflected the two-for-one stock split.
Stock Incentive Programs
Stock Equity Plan
As of June 30, 2023, we had one stock incentive plan for our employees and non-employee directors, the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan was approved by the Company’s stockholders in March 2018. An increase of 1,250,000 shares available to grant to employees and non-employee directors was approved at the Annual Meeting of Stockholders in November 2021. The 2018 Plan replaced the 2007 Plan as our primary long-term incentive program (“LTIP”). The 2007 Plan was discontinued following stockholder approval of the 2018 Plan, but the outstanding awards under the 2007 Plan will continue to remain in effect in accordance with their terms; provided that, as shares are returned under the 2007 Plan upon cancellation, termination or otherwise of awards outstanding under the 2007 Plan, such shares will be available for grant under the 2018 Plan. The 2018 Plan provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units.
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
Vesting of performance share awards and units is subject to the achievement of predetermined financial performance and share price criteria, and continued employment through the end of the applicable period.
We issue new shares of our common stock to our employees upon the exercise of stock options, vesting of restricted stock awards and units or vesting of performance share awards and units. All awards that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares and made available for future grants under the 2018 Plan. Shares of our common stock remaining available for future issuance under the 2018 Plan totaled 1,822,810 as of June 30, 2023.
On March 3, 2020, our Board of Directors authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of our common stock, par value $0.01 per share, to our stockholders of record as of the close of business on March 3, 2020, (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company at an exercise price of $35.00 per one one-thousandth of a Preferred Share, subject to adjustment. Until the rights become exercisable, they will not be evidenced by separate certificates and will trade automatically with shares of the Company’s common stock. The Rights have a de minimis fair value. The complete terms of the Rights are set forth in the Amended and Restated Tax Benefit Preservation Plan (the “Plan”), dated as of August 27, 2020, and amended as of February 28, 2023, between the Company and Computershare Inc., as rights agent. By adopting the Plan, we are helping to preserve the value of certain deferred tax benefits, including those generated by net operating losses (collectively, the “Tax Benefits”), which could be lost in the event of an “ownership change” as defined under Section 382 Code. The amended Plan will be submitted to the Company’s stockholders for ratification at the Company’s 2023 annual meeting (the “Annual Meeting”), which extends the final expiration date of the Plan until March 3, 2026.
Also, on September 6, 2016, our Board of Directors adopted certain amendments to our Amended and Restated Certificate of Incorporation, as amended (the “Charter Amendments”) The Charter Amendments are designed to preserve the Tax Benefits by restricting certain transfers of our common stock.

Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”), employees are entitled to purchase shares of our common stock at a 5% discount from the fair market value at the end of a three-month purchase period. We issued 1,254 shares under the ESPP during fiscal 2023. The ESPP was terminated at the end of calendar year 2022 and the remaining shares reserved for future issuance expired.
Share-Based Compensation
The following table presents the compensation expense for share-based awards included in our consolidated statements of operations for fiscal 2023, 2022 and 2021:

	Fiscal Year
(In thousands)	2023	2022	2021
By Expense Category:
Cost of product sales and services	$627	$440	$372
Research and development	514	246	250
Selling and administrative	5,579	3,148	2,299
Total share-based compensation expense	$6,720	$3,834	$2,921
By Types of Award:
Options	$1,394	$582	$757
Restricted stock awards and units	3,565	1,482	857
Performance share awards and units	1,761	1,770	1,307
Total share-based compensation expense	$6,720	$3,834	$2,921
The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted-average basis, by type of award:

	June 30, 2023
	Unamortized Expense	Weighted-Average Remaining Recognition Period
	(In thousands)	(Years)
Options	$1,637	1.38
Restricted stock awards and units	$5,426	1.38
Performance share awards and units	$2,096	0.98
Stock Options
A summary of the combined stock option activity under our equity plans during fiscal 2023 is as follows:

	Shares	Weighted-Average Exercise Price-	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	(In thousands)
Options outstanding as of July 1, 2022	469,716	$15.15	4.68	$5,599
Granted	110,945	$32.10
Exercised	(148,674)	$8.31
Forfeited	(16,705)	$22.97
Expired	(1,190)	$35.97
Options outstanding as of June 30, 2023	414,092	$21.77	4.65	$4,911
Options vested and expected to vest as of June 30, 2023	414,092	$21.77	4.65	$4,911
Options exercisable as of June 30, 2023	188,254	$14.41	3.78	$3,607

The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of our common stock on June 30, 2023 of $33.37, and the exercise price for in-the-money options that would have been received by the optionees if all options had been exercised on June 30, 2023.
Additional information related to our stock options is summarized below:

	Fiscal Year
(In thousands)	2023	2022	2021
Intrinsic value of options exercised	$3,725	$1,624	$2,208
Fair value of options vested	$1,142	$608	$484
The fair value of each option grant under our 2018 Plan was estimated using the Black-Scholes option pricing model on the date of grant. A summary of the significant weighted-average assumptions we used in the Black-Scholes valuation model is as follows:

	Fiscal Year
	2023	2022	2021
Expected dividends	—%	—%	—%
Expected volatility	62.9%	61.9%	48.5%
Risk-free interest rate	3.5%	0.4%	0.2%
Expected term (in years)	3.0	3.0	3.0
The following summarizes all of our stock options outstanding and exercisable as of June 30, 2023:

	Options Outstanding			Options Exercisable
Actual Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
		(Years)
$7.23 — $35.97	414,092	4.65	$21.77	188,254	$14.41

Restricted Stock Awards and Units
A summary of the status of our restricted stock as of June 30, 2023 and changes during fiscal 2023 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Restricted stock outstanding as of July 1, 2022	383,257	$25.59
Granted	74,827	$31.67
Vested and released	(146,226)	$22.92
Forfeited	(38,407)	$29.32
Restricted stock outstanding as of June 30, 2023	273,451	$28.16
The fair value of each restricted stock grant is based on the closing price of our common stock on the date of grant. The total grant date fair value of restricted stock that vested during fiscal 2023, 2022 and 2021 was $3.4 million, $0.5 million and $0.5 million, respectively.
Performance Share Awards and Units
A summary of the status of our performance shares as of June 30, 2023 and changes during fiscal 2023 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Performance shares outstanding as of July 1, 2022	225,103	$16.69
Granted	66,649	30.01
Vested and released	(99,348)	9.56
Forfeited	(12,350)	21.71
Performance shares outstanding as of June 30, 2023	180,054	$25.20
The fair value of performance shares was estimated using the Monte-Carlo simulation model. A summary of the significant weighted-average assumptions is as follows:

	Fiscal Year
	2023	2022
Expected dividends	—	—
Expected volatility	63.7%	62.2% - 60.0%
Risk-free interest rate	3.5%	0.45% - 0.37%
Weighted-average grant date fair value per share granted	$32.10	$35.56 - $31.38
The total grant date fair value of performance share units that vested during fiscal 2023, 2022 and 2021 was $1.0 million, $0.4 million and $0.4 million, respectively.
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
We report revenue by region and country based on the location where our customers accept delivery of our products and services. Revenue by region for 2023, 2022 and 2021 were as follows:

	Fiscal Year
(In thousands)	2023	2022	2021
North America	$202,096	$199,801	$183,071
Africa and Middle East	60,416	47,527	44,023
Europe	18,772	12,973	8,826
Latin America and Asia Pacific	65,309	42,658	38,991
Total Revenue	$346,593	$302,959	$274,911
Revenue by country comprising more than 10% of our total revenue for fiscal 2023, 2022 and 2021 was as follows:

(In thousands, except percentages)	Revenue	% of Total Revenue
Fiscal 2023
United States	$198,435	57.3%
Fiscal 2022
United States	$198,824	65.6%
Fiscal 2021
United States	$181,842	66.1%

Our long-lived assets, consisting primarily of net property, plant and equipment, by geographic areas based on the physical location of the assets as of June 30, 2023 and July 1, 2022 were as follows:

(In thousands)	June 30, 2023	July 1, 2022
New Zealand	$3,619	$5,149
United States	5,048	2,972
Other countries	785	766
Total	$9,452	$8,887
Note 11. Income Taxes
Income (loss) before provision for (benefit from) income taxes during fiscal 2023, 2022 and 2021 consisted of the following:

	Fiscal Year
(In thousands)	2023	2022	2021
United States	$20,531	$31,923	$26,325
Foreign	2,572	(1,488)	(3,885)
Total income before income taxes	$23,103	$30,435	$22,440
Provision for (benefit from) income taxes for fiscal 2023, 2022 and 2021 were summarized as follows:

	Fiscal Year
(In thousands)	2023	2022	2021
Current provision (benefit):
Federal	$—	$15	$(60)
Foreign	1,493	1,234	2,128
State and local	637	333	221
	2,130	1,582	2,289
Deferred provision (benefit):
Federal	8,826	6,348	(75,587)
Foreign	(522)	161	983
State and local	1,141	1,184	(15,384)
	9,445	7,693	(89,988)
Total provision for (benefit from) income taxes	$11,575	$9,275	$(87,699)

The provision for (benefit from) income taxes differed from the amount computed by applying the federal statutory rate of 21%, to our income before provision for (benefit from) income taxes as follows:

	Fiscal Year
(In thousands)	2023	2022	2021
Tax provision at statutory rate	$4,852	$6,344	$4,713
Valuation allowances	239	220	(95,796)
Permanent differences	19	7	(346)
Foreign income inclusions	397	—	—
Effect of flow-through entities	409	58	101
Transaction costs	746	235	—
State and local taxes, net of U.S. federal tax benefit	1,034	1,534	1,436
Foreign income taxed at rates different than the U.S. statutory rate	218	439	209
Executive compensation limitation	663	439	—
Share-based compensation	(728)	(580)	(482)
Tax credit - generated and expired	(140)	113	108
Foreign withholding taxes	88	267	1,184
Brazil withholding tax receivable	—	—	72
Change in uncertain tax positions	406	644	102
Return-to-provision/Deferred true-up adjustments	359	(269)	—
Acquisition restructuring and integration	3,022	—	—
Other	(9)	(176)	1,000
Total provision for (benefit from) income taxes	$11,575	$9,275	$(87,699)
Our provision for (benefit from) income taxes was $11.6 million of expense for fiscal 2023, $9.3 million of expense fiscal 2022 and $87.7 million of benefit for fiscal 2021. Our tax expense for fiscal 2023 was primarily due to tax expense related to U.S. and profitable foreign subsidiaries, including tax expense associated with our acquisition of Redline in July 2022 and subsequent restructuring and integration impact. See Note 12. Acquisitions.
Our tax expense for fiscal 2022 was primarily due to tax expenses related to U.S. and profitable foreign subsidiaries.

The components of deferred tax assets and liabilities were as follows:

(In thousands)	June 30, 2023	July 1, 2022
Deferred tax assets:
Inventory	$4,363	$4,065
Accruals and reserves	1,848	3,248
Bad debts	125	157
Amortization	86	2,274
Share-based compensation	858	807
Deferred revenue	3,678	1,913
Unrealized exchange gain/loss	3,229	374
Other	144	2,888
Capitalized research expenses	5,119	—
Tax credit carryforwards	4,274	4,926
Tax loss carryforwards	100,791	114,048
Total deferred tax assets before valuation allowance	124,515	134,700
Valuation allowance	(37,032)	(37,529)
Total deferred tax assets	87,483	97,171
Deferred tax liabilities:
Branch undistributed earnings reserve	90	176
Depreciation	520	948
Right of use assets	488	548
Other	227	650
Total deferred tax liabilities	1,325	2,322
Net deferred tax assets	$86,158	$94,849

As reported on the consolidated balance sheets
Deferred income tax assets	$86,650	$95,412
Deferred income tax liabilities	492	563
Total net deferred income tax assets	$86,158	$94,849
Our valuation allowance related to deferred income taxes, as reflected in our consolidated balance sheets, was $37.0 million as of June 30, 2023 and $37.5 million as of July 1, 2022. The change in valuation allowance for the fiscal years ended June 30, 2023 and July 1, 2022 was an decrease of $0.5 million and an increase of $0.1 million, respectively.
The decrease in the valuation allowance in fiscal 2023 was primarily due to the release of certain U.S. federal, state, and foreign valuation allowances, partially offset by losses in tax jurisdictions in which we cannot recognize tax benefits. The increase in the valuation allowance in fiscal 2022 was primarily due to losses in tax jurisdictions in which we cannot recognize tax benefits, partially offset by the release of certain U.S. federal, state, and foreign valuation allowances. As of June 30, 2023, we continue to maintain a valuation allowance of $1.2 million on certain U.S. federal and state deferred tax assets that we believe is not more likely than not to be realized in future periods.
Tax loss and credit carryforwards as of June 30, 2023 have expiration dates ranging between one year and no expiration in certain instances. The amounts of U.S. federal tax loss carryforwards as of June 30, 2023 was $303.5 million and begin to expire in fiscal 2024. The amount of U.S. federal and state tax credit carryforwards as of June 30, 2023 was $6.9 million, and certain credits begin to expire in fiscal 2024. The amount of foreign tax loss carryforwards as of June 30, 2023 was $186.0 million and certain losses begin to expire in fiscal 2024. The amount of foreign tax credit carryforwards as of June 30, 2023 was $3.1 million, and certain credits will begin to expire in fiscal 2026.
We use the flow-through method to account for investment tax credits generated on eligible scientific research and development expenditures. Under this method, the investment tax credits are recognized as a benefit to income tax in the year they are generated.

United States income taxes have not been provided on basis differences in foreign subsidiaries of $2.8 million as of June 30, 2023 because of our intention to reinvest these earnings indefinitely. Additionally, no foreign withholding taxes, federal or state taxes have been provided if these unremitted earnings of the Company’s foreign subsidiaries were distributed, as such amounts are considered permanently reinvested.
It is not practicable to estimate the additional income taxes, including applicable foreign withholding taxes, that would be due upon the repatriation of these earnings.
As of June 30, 2023, we had unrecognized tax benefits of $16.1 million for various federal, foreign, and state income tax matters. Unrecognized tax benefits decreased by $1.6 million during fiscal 2023. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate was $8.1 million as of June 30, 2023. These unrecognized tax benefits are presented on the accompanying consolidated balance sheets net of the tax effects of net operating loss carryforwards.
We account for interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. The interest accrued was $0.7 million as of June 30, 2023. As of June 30, 2023, an immaterial amount of penalties have been accrued.
Our unrecognized tax benefit activity for fiscal 2023, 2022 and 2021 was as follows:

(In thousands)	Amount
Unrecognized tax benefit as of July 3, 2020	$18,047
Additions for tax positions in prior periods	184
Additions for tax positions in current periods	869
Decreases for tax positions in prior periods	(1,788)
Decreases related to change of foreign exchange rate	(57)
Unrecognized tax benefit as of July 2, 2021	17,255
Additions for tax positions in prior periods	54
Additions for tax positions in current periods	704
Decreases for tax positions in prior periods	(104)
Decreases related to change of foreign exchange rate	(202)
Unrecognized tax benefit as of July 1, 2022	17,707
Additions for tax positions in prior periods	19
Additions for tax positions in current periods	770
Decreases for tax positions in prior periods	(457)
Decreases related to change of foreign exchange rate	(1,953)
Unrecognized tax benefit as of June 30, 2023	$16,086
There was an immaterial change in our unrecognized tax benefit for tax positions in prior periods for fiscal 2023 related to settlements with tax authorities in the table above. Our unrecognized tax benefit decreased for tax positions in prior periods by $0.0 million and $0.9 million for fiscal 2022 and 2021, respectively, related to settlements with tax authorities in the table above.
We have a number of years with open tax audits which vary from jurisdiction to jurisdiction. Our major tax jurisdictions that are open and subject to potential audits include the U.S., Singapore, Ghana, Kenya, Nigeria, Saudi Arabia and Tanzania. The earliest years for these jurisdictions are as follows: U.S. - 2003; Singapore - 2015; Ghana – 2016; Kenya – 2018; Nigeria – 2006; Saudi Arabia – 2019 and Tanzania - 2017.
On March 11, 2021, the US enacted the American Rescue Plan Act of 2021 (“ARPA”) which expands Section 162(m) to cover the next five most highly compensated employees for the taxable year, in addition to the “covered employees” effective for taxable years beginning after December 31, 2026. We continue to examine the elements of the ARPA and the impact it may have on our future business.
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
Note 12. Acquisitions

NEC’s Wireless Transport Business
On May 9, 2023, the Company entered into a Master Sale of Business Agreement (the “Purchase Agreement”), with NEC Corporation. Pursuant to the Purchase Agreement, the Company will purchase certain assets and liabilities from NEC relating to NEC’s wireless backhaul business (the “NEC Transaction”). Initial consideration due at the closing of the NEC Transaction will be comprised of (i) an amount in cash equal to $45.0 million, subject to certain post-closing adjustments, and (ii) the issuance of $25 million in Company common stock. Aggregate consideration will be approximately $70 million. The Company has obtained permanent financing to fund the cash portion of the NEC Transaction. See Note 7. Credit Facility and Debt for further information.
The Purchase Agreement contains certain customary termination rights, including, among others, (i) the right of the Company or NEC to terminate if all the conditions to closing have not been either waived or satisfied on or before February 9, 2024 and (ii) there is a final non-appealable order of a government entity prohibiting the consummation of the NEC Transaction. The NEC Transaction remains subject to, among other things, regulatory approvals and satisfaction of other customary closing conditions.
The Company expects to complete the NEC Transaction in the fourth quarter of calendar year 2023.
NEC is a leader in wireless backhaul networks with an extensive installed base of their Pasolink series products.

Redline Communications Group Inc.
On July 5, 2022, the Company acquired all of the issued and outstanding shares of Redline Communications Group Inc. (“Redline”), for a purchase price of $20.4 million. Redline is a leading provider of mission-critical data infrastructure. Acquiring Redline allows Aviat to expand its Private Networks Offering with Private LTE/5G and Unlicensed Wireless Access Solutions, by creating an integrated end-to-end offering for wireless access and transport in the Private Networks segment, leveraging Aviat's sales channel to address a large dollar Private LTE/5G addressable market and increasing Aviat’s reach in mission-critical industrial Private Networks.
Cash acquired as part of the all-cash acquisition was $4.6 million for total net consideration of $15.8 million. The acquisition was accounted for as a business combination using the acquisition method of accounting. The assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. The recognized goodwill is attributable to the workforce of the acquired business and expected synergies. The goodwill from this acquisition is expected to be deductible for tax purposes. Transaction costs related to the acquisition were expensed as incurred and are included in selling and administrative expenses in the consolidated statements of operations.
The preliminary purchase price allocation has been updated for certain measurement period adjustments based on the final valuation resulting in a $2.5 million increase in identifiable finite-lived intangible assets and a $2.6 million decrease in net tangible assets acquired. These adjustments resulted in corresponding increase to goodwill.
The results of operations of Redline have been included in our consolidated financial statements since the date of acquisition. The Company determined that the impact of this acquisition was not material to our consolidated financial statements; therefore, revenue and earnings since the acquisition date and pro forma information are not required or presented.

A summary of the final purchase price allocation is as follows:

(In thousands)
Cash and cash equivalents	$4,642
Accounts receivable, net	4,281
Inventories	3,379
Property, plant and equipment, net	688
Identifiable finite-lived intangible assets:
Patents	690
Customer relationships	7,730
Trade names	1,330
Other assets	1,921
Accounts payable	(2,113)
Advance payments and unearned revenue	(3,301)
Other liabilities	(3,948)
Goodwill	5,112
Total consideration	$20,411
The following table presents details of the acquired identifiable finite-lived intangible assets:

	Useful life in Years	Gross	Accumulated amortization	Net
Identifiable intangible assets:
Patents	10	$690	$(69)	$621
Customer relationships	14	7,730	(552)	7,178
Trade names	16	1,330	(83)	1,247
Total identifiable intangible assets		$9,750	$(704)	$9,046

Amortization of finite-lived intangibles is included in selling and administrative expenses. As of June 30, 2023, the estimated future amortization expense of intangible assets with finite lives is as follows:

Amount
(In thousands)
2024	$704
2025	704
2026	704
2027	704
2028	704
Thereafter	5,526
Total	$9,046

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
As of June 30, 2023, we had outstanding purchase obligations and other commitments as follows:

	Payments due by period
	2024	2025	2026	2027	2028	Total
Purchase obligations with suppliers of contract manufacturers	$34,004	$3,089	$—	$—	$—	$37,093
Contractual obligations associated with software as a service and software maintenance support	971	1,708	896	164	—	3,739
Total obligations	$34,975	$4,797	$896	$164	$—	$40,832
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies or other financial institutions are contingent commitments issued to guarantee our performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations and similar transactions or to ensure our performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of June 30, 2023, we had no guarantees applicable to our debt arrangements.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of June 30, 2023, we had commercial commitments of $61.0 million outstanding that were not recorded on our consolidated balance sheets.
Indemnifications
Under the terms of substantially all of our license agreements, we have agreed to defend and pay any final judgment against our customers arising from claims against such customers that our products infringe the intellectual property rights of a third party. As of June 30, 2023, we have not received any notice that any customer is subject to an infringement claim arising from the use of our products; we have not received any request to defend any customers from infringement claims arising from the use of our products; and we have not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of our products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, we cannot estimate the maximum amount of potential future payments, if any, related to our indemnification provisions. As of June 30, 2023, we had not recorded any liabilities related to these indemnifications.
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

Contingent Liabilities
We record a loss contingency as a charge to operations when (i) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements; and (ii) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. We expense all legal costs incurred to resolve regulatory, legal and tax matters as incurred.
In March 2016, an enforcement action by the Indian Department of Revenue, Ministry of Finance was brought against our subsidiary Aviat Networks (India) Private Limited (“Aviat India”) relating to the non-realization of intercompany receivables and non-payment of intercompany payables, which originated from 1999 to 2012, within the time frames dictated by the Indian regulations under the Foreign Exchange Management Act. In November 2017, the Indian Department of Revenue, Ministry of Finance also initiated a similar action against Telsima Communications Private Limited (“Telsima India”), a subsidiary of the Company, relating to the non-realization of intercompany receivables and non-payment of intercompany payables which originated from the period prior to our acquisition of Telsima India in February 2009. In September 2019, our directors of Aviat India appeared before the Ministry of Finance Enforcement Directorate. No settlement offers were discussed at the meeting and the matter is still ongoing with no subsequent hearing date currently scheduled as of June 30, 2023. We have accrued an immaterial amount representing the estimated probable loss for which we would settle the matter. We currently cannot form an estimate of the range of loss in excess of our amounts already accrued. If the outcome of this matter is greater than the current immaterial amount accrued, we intend to dispute it vigorously.
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
Management, including our CEO and CFO, assessed our internal control over financial reporting as of June 30, 2023. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
The effectiveness of the Company’s internal control over financial reporting as of June 30, 2023 has been audited by our independent registered public accounting firm, as stated in their attestation report included herein.
Changes in Internal Controls Over Financial Reporting
There were no changes to our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Aviat Networks, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Aviat Networks, Inc. and subsidiaries (the “Company”) as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2023, of the Company and our report dated August 30, 2023, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ Deloitte & Touche LLP

Austin, Texas
August 30, 2023

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement with the SEC within 120 days after the end of our fiscal year ended June 30, 2023.
Item 10. Directors, Executive Officers and Corporate Governance
We adopted a Code of Conduct that is available at www.aviatnetworks.com. We most recently amended and restated our Code of Conduct in November 2022 and posted it on our website. If, in the future, we amend our Code of Conduct or grant waivers from our Code of Conduct with respect to any of our executive officers or directors, we will make information regarding such amendments or waivers available on our website for a period of at least 12 months.
For information with respect to Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Information about our Executive Officers,” which is incorporated herein by reference.
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
1. Financial Statements
The financial statements of Aviat Networks, Inc. are set forth in Item 8 of this Annual Report on Form 10-K.
2. Financial Statement Schedules

Schedule	Page
Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended June 30, 2023	91
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
Item 16. Form 10–K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIAT NETWORKS, INC. (Registrant)

Date:	August 30, 2023	By:	/s/ David M. Gray
David M. Gray
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter A. Smith	President and Chief Executive Officer (Principal Executive Officer)	August 30, 2023
Peter A. Smith

/s/ David M. Gray	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 30, 2023
David M. Gray

/s/ John Mutch	Chairman of the Board	August 30, 2023
John Mutch

/s/ Bryan Ingram	Director	August 30, 2023
Bryan Ingram

/s/ Michele Klein	Director	August 30, 2023
Michele Klein

/s/ James C. Stoffel	Director	August 30, 2023
James C. Stoffel

/s/ Bruce Taten	Director	August 30, 2023
Bruce Taten

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
AVIAT NETWORKS, INC.
Years Ended June 30, 2023, July 1, 2022 and July 2, 2021

(In thousands)	Balance at Beginning of Period	Charged to (Credit from) Costs and Expenses	Write-offs	Balance at End of Period
Allowances for collection losses:
Year ended June 30, 2023	$934	$467	$(682)	$719
Year ended July 1, 2022	$2,141	$(1,207)	$—	$934
Year ended July 2, 2021	$1,841	$300	$—	$2,141

EXHIBIT INDEX
The following exhibits are filed or furnished herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Ex. #	Description

2.1#¥
Master Sale of Business Agreement, dated May 9, 2023, by and among the Company and NEC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the SEC on May 9, 2023, File No. 001-33278)

3.1
Amended and Restated Certificate of Incorporation of Aviat Networks, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on February 10, 2017, File No. 001-33278)

3.2	Amended and Restated Bylaws of Aviat Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 24, 2023, File No. 001-33278)
4.1
Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on September 7, 2016. File No. 001-33278)

4.2
Specimen common stock certificate, adopted as of January 29, 2010 (incorporated by reference to Exhibit 4.1.1 to the Annual Report on Form 10-K for fiscal year end July 2, 2010 filed with the SEC on September 9, 2010, File No. 001-33278)

4.3
Amended and Restated Tax Benefit Preservation Plan, dated as of August 27, 2020, by and between Aviat Networks, Inc. and Computershare Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 31, 2020, File No. 011-33278)

4.4
Amendment No. 1 to the Amended and Restated Tax Benefit Preservation Plan, dated as of February 28, 2023, by and between Aviat Networks, Inc. and Computershare Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 28, 2023, File No. 001-33278)

4.5*	Description of Registered Securities
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

10.5
Lease Agreement, dated June 8, 2016, between Aviat Networks, Inc., through its wholly owned subsidiary Aviat U.S., Inc., and The Irvine Company LLC (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for fiscal year end July 1, 2016 filed with the SEC on September 9, 2016, File No. 001-33278)

10.6+
Employment Agreement, dated January 2, 2020, between Aviat Networks, Inc. and Peter Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 2, 2020, File No. 001-33278)

10.6.1+
First Amendment to the Employment Agreement between Aviat Networks, Inc. and Peter Smith, dated May 17, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 18, 2021, File No. 001-33278)

Ex. #	Description

10.6.2+
Second Amendment to Employment Agreement, dated July 4, 2021, between the Company and Pete Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 7, 2021, File No. 001-33278)

10.7+
Aviat Networks, Inc. Amended and Restated 2018 Incentive Plan (incorporated by reference to Appendix 1 to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on September 27, 2021, File No. 001-33278)

10.8+
Employment Agreement, dated September 21, 2021 between the Company and David Gray (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 18, 2021, File No. 001-33278)

10.9+
Employment Agreement, dated July 1, 2012 between the Company and Bryan C. Tucker (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for fiscal year end July 1, 2022 filed with the SEC on September 14, 2022, File No. 001-33278)

10.9.1+
Letter Agreement amending Employment Agreement dated June 27, 2019, between the Company and Bryan C. Tucker (incorporated by reference to Exhibit 10.12.1 to the Annual Report on Form 10-K for fiscal year end July 1, 2022 filed with the SEC on September 14, 2022, File No. 001-33278)

10.10#
Credit Agreement dated May 9, 2023, by and among the Company, the Opco, the Singapore Borrower and the Lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 9, 2023, File No. 001-33278)

21*	List of Subsidiaries of Aviat Networks, Inc.
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of BDO USA, P.A.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________________________

+	Management compensatory contract, arrangement or plan required to be filed as an exhibit pursuant to Item 15(b) of this report.
*	Filed herewith.
**	Furnished herewith.
#	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC on request.
¥	Certain portions of this exhibit were redacted pursuant to Item 601(b)(2)(ii) of Regulation S-K.