Form 10-Q
period 2023-09-29
AVIAT NETWORKS, INC.
filed 2023-11-01
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 001-33278
________________________________
AVIAT NETWORKS, INC.
(Exact name of registrant as specified in its charter)
________________________________

Delaware			20-5961564
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

200 Parker Drive, Suite C100A,	Austin,	Texas	78728
(Address of principal executive offices)			(Zip Code)
(408) 941-7100
(Registrant’s telephone number, including area code)
________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which Registered
Common Stock	AVNW	The Nasdaq Stock Market LLC
Preferred Share Purchase Rights		The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock as of October 30, 2023 was 11,720,047.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 29, 2023

PART I.     FINANCIAL INFORMATION
Item 1.Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	September 29, 2023	September 30, 2022
Revenues:
Product sales	$59,545	$55,101
Services	28,021	26,150
Total revenues	87,566	81,251
Cost of revenues:
Product sales	36,313	35,253
Services	19,401	16,544
Total cost of revenues	55,714	51,797
Gross margin	31,852	29,454
Operating expenses:
Research and development	6,424	6,087
Selling and administrative	19,237	17,504
Restructuring charges	644	1,950
Total operating expenses	26,305	25,541
Operating income	5,547	3,913
Other expense, net	901	2,782
Income before income taxes	4,646	1,131
Provision for income taxes	641	3,877
Net income (loss)	$4,005	$(2,746)

Net income (loss) per share of common stock outstanding:
Basic	$0.35	$(0.25)
Diluted	$0.34	$(0.25)
Weighted-average shares outstanding:
Basic	11,574	11,200
Diluted	11,943	11,200

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(In thousands)	September 29, 2023	September 30, 2022
Net income (loss)	$4,005	$(2,746)
Other comprehensive income (loss):
Net change in cumulative translation adjustments	33	(1,113)
Other comprehensive income (loss)	33	(1,113)
Comprehensive income (loss)	$4,038	$(3,859)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and par value amounts)	September 29, 2023	June 30, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$35,465	$22,242
Accounts receivable, net of allowances of $726 and $719	94,497	101,653
Unbilled receivables	60,975	58,588
Inventories	30,659	33,057
Other current assets	22,814	22,164
Total current assets	244,410	237,704
Property, plant and equipment, net	9,035	9,452
Goodwill	5,112	5,112
Intangible assets, net	8,870	9,046
Deferred income taxes	86,452	86,650
Right of use assets	2,984	2,554
Other assets	13,436	13,978
Total assets	$370,299	$364,496
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$61,767	$60,141
Accrued expenses	20,561	24,442
Short-term lease liabilities	723	610
Advance payments and unearned revenue	46,050	44,268
Restructuring liabilities	112	600
Total current liabilities	129,213	130,061
Unearned revenue	7,627	7,416
Long-term lease liabilities	2,436	2,140
Other long-term liabilities	317	314
Reserve for uncertain tax positions	4,064	3,975
Deferred income taxes	492	492
Total liabilities	144,149	144,398
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 11.7 million shares issued and outstanding at September 29, 2023; 11.5 million shares issued and outstanding at June 30, 2023	117	115
Treasury stock	(6,147)	(6,147)
Additional paid-in-capital	832,060	830,048
Accumulated deficit	(583,909)	(587,914)
Accumulated other comprehensive loss	(15,971)	(16,004)
Total stockholders’ equity	226,150	220,098
Total liabilities and stockholders’ equity	$370,299	$364,496

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	September 29, 2023	September 30, 2022
Operating Activities
Net income (loss)	$4,005	$(2,746)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	1,168	1,344
Amortization of intangible assets	176	124
Provision for uncollectible receivables	14	182
Share-based compensation	1,834	1,838
Deferred taxes	39	3,338
Charges for inventory write-downs	547	405
Noncash lease expense	177	206
Net loss on marketable securities	—	1,734
Other non-cash operating activities, net	17	—
Changes in operating assets and liabilities:
Accounts receivable	7,043	4,279
Unbilled receivables	(2,395)	(5,570)
Inventories	1,955	(2,727)
Accounts payable	1,787	(346)
Accrued expenses	(3,947)	(2,619)
Advance payments and unearned revenue	1,998	(2,496)
Income taxes	331	91
Other assets and liabilities	(769)	(3,351)
Net cash provided by (used in) operating activities	13,980	(6,314)
Investing Activities
Payments for acquisition of property, plant and equipment	(717)	(474)
Proceeds from sale of marketable securities	—	7,907
Acquisition, net of cash acquired and purchases of intangible assets	—	(15,769)
Net cash used in investing activities	(717)	(8,336)
Financing Activities
Proceeds from borrowings	25,200	15,000
Repayments of borrowings	(25,200)	(15,000)
Payments for taxes related to net settlement of equity awards	(105)	(670)
Proceeds from issuance of common stock under employee stock plans	285	360
Net cash provided by (used in) financing activities	180	(310)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(223)	(347)
Net increase (decrease) in cash, cash equivalents, and restricted cash	13,220	(15,307)
Cash, cash equivalents, and restricted cash, beginning of period	22,521	37,104
Cash, cash equivalents, and restricted cash, end of period	$35,741	$21,797

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended September 29, 2023
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	$ Amount
Balance as of June 30, 2023	11,518	$115	$(6,147)	$830,048	$(587,914)	$(16,004)	$220,098
Net income	—	—	—	—	4,005	—	4,005
Other comprehensive income	—	—	—	—	—	33	33
Issuance of common stock under employee stock plans	204	2	—	283	—	—	285
Shares withheld for taxes related to vesting of equity awards	(3)	—	—	(105)	—	—	(105)
Share-based compensation	—	—	—	1,834	—	—	1,834
Balance as of September 29, 2023	11,719	$117	$(6,147)	$832,060	$(583,909)	$(15,971)	$226,150

	Three Months Ended September 30, 2022
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	$ Amount
Balance as of July 1, 2022	11,161	$112	$(6,147)	$823,259	$(599,442)	$(16,029)	$201,753
Net loss	—	—	—	—	(2,746)	—	(2,746)
Other comprehensive loss	—	—	—	—	—	(1,113)	(1,113)
Issuance of common stock under employee stock plans	174	2	—	358	—	—	360
Shares withheld for taxes related to vesting of equity awards	(22)	(1)	—	(669)	—	—	(670)
Share-based compensation	—	—	—	1,838	—	—	1,838
Balance as of September 30, 2022	11,313	$113	$(6,147)	$824,786	$(602,188)	$(17,142)	$199,422

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. The Company and Basis of Presentation
The Company
Aviat Networks, Inc. (“Aviat,” the “Company,” “we,” “us,” and “our”) designs, manufactures, and sells wireless networking and access networking solutions and services to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators across the globe. Aviat’s products include broadband wireless access base stations and customer premises equipment for fixed and mobile, point-to-point digital microwave radio systems for access, backhaul, trunking and license-exempt applications, supporting new network deployments, network expansion, and capacity upgrades.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information, and Aviat has made estimates, assumptions and judgments affecting the amounts reported in its unaudited condensed consolidated financial statements and the accompanying notes, as discussed in greater detail below. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of the Company’s management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the three months ended September 29, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in Aviat’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated. Certain amounts in the financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.
Aviat’s fiscal year includes 52 or 53 weeks and ends on the Friday nearest to June 30. The three months ended September 29, 2023 and September 30, 2022 both consisted of 13 weeks. Fiscal year 2024 will be comprised of 52 weeks and will end on June 28, 2024. Fiscal year 2023 was comprised of 52 weeks and ended on June 30, 2023.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires the Company to make estimates, assumptions and judgments affecting the amounts reported and related disclosures. Estimates are based upon historical factors, current circumstances and the experience and judgment of the Company’s management. The Company evaluates estimates and assumptions on an ongoing basis and may employ outside experts to assist in making these evaluations. Changes in such estimates, based on more accurate information, or different assumptions or conditions, may affect amounts reported in future periods. Such estimates affect significant items, including revenue recognition, provision for uncollectible receivables, inventory valuation, goodwill and identified intangible assets in business combinations, valuation allowances for deferred tax assets, uncertainties in income taxes, contingencies and recoverability of long-lived assets. Actual results may differ materially from estimates.
Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies as of and for the three months ended September 29, 2023, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Accounting Standards Not Yet Adopted
The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). The Company determined at this time that all ASUs issued but not yet adopted are either not applicable or are expected to have a minimal impact on its financial position and results of operations.
Note 2. Net Income (Loss) Per Share of Common Stock
The following table presents the computation of basic and diluted net income per share:

	Three Months Ended
(In thousands, except per share amounts)	September 29, 2023	September 30, 2022
Numerator:
Net income (loss)	$4,005	$(2,746)

Denominator:
Weighted-average shares outstanding, basic	11,574	11,200
Effect of potentially dilutive equivalent shares	369	—
Weighted-average shares outstanding, diluted	11,943	11,200

Net income (loss) per share of common stock outstanding:
Basic	$0.35	$(0.25)
Diluted	$0.34	$(0.25)
The following table summarizes the weighted-average equity awards that were excluded from the diluted net income (loss) per share calculations since they were anti-dilutive:

	Three Months Ended
(In thousands)	September 29, 2023	September 30, 2022
Stock options	259	154
Restricted stock units and performance stock units	58	48
Total shares of common stock excluded	317	202

Note 3. Revenue Recognition
Contract Balances, Performance Obligations, and Backlog

(In thousands)	September 29, 2023	June 30, 2023
Contract assets
Accounts receivable, net	$94,497	$101,653
Contract assets	$60,975	$58,588
Capitalized commissions	$3,070	$3,492
Contract liabilities
Advance payments and unearned revenue	$46,050	$44,268
Unearned revenue, long-term	$7,627	$7,416
Significant changes in contract balances may arise as a result of recognition over time for services, transfer of control for equipment, and periodic payments (both in arrears and in advance).

From time to time, the Company may experience unforeseen events that could result in a change to the scope or price associated with an arrangement. When such events occur, the transaction price and measurement of progress for the performance obligation are updated and this change is recognized as a cumulative catch-up to revenue. Because of the nature and type of contracts, the timeframe to completion and satisfaction of current and future performance obligations can shift; however, this will have no impact on the Company’s future obligation to bill and collect.
As of September 29, 2023, the Company reported $53.7 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 40% is expected to be recognized as revenue in the remainder of fiscal 2024 and the remainder thereafter. Approximately $7.4 million of revenue was recognized during the three months ended September 29, 2023, which was included in advance payments and unearned revenue at June 30, 2023.
Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $152.4 million at September 29, 2023. Of this amount, approximately 50% is expected to be recognized as revenue during the next 12 months, with the remaining amount to be recognized thereafter.
Note 4. Leases

	Three Months Ended
	September 29, 2023	September 30, 2022
(In thousands)
Operating lease costs	$221	$312
Short-term lease costs	414	551
Variable lease costs	12	35
Total lease costs	$647	$898
The weighted average lease term and discount rate for the three months ended September 29, 2023 were as follows:

Weighted average remaining lease term	5.7 years
Weighted average discount rate	5.5%
As of September 29, 2023, future minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year were as follows (in thousands):

Remainder of fiscal 2024	$724
2025	757
2026	632
2027	312
2028	319
Thereafter	1,235
Total lease payments	3,979
Less: interest	(820)
Present value of lease liabilities	$3,159

Note 5. Balance Sheet Components
Cash, Cash equivalents, and Restricted cash
The following provides a summary of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that reconciles to the corresponding amount in the unaudited condensed consolidated statement of cash flows:

(In thousands)	September 29, 2023	June 30, 2023
Cash and cash equivalents	$35,465	$22,242
Restricted cash included in other assets	276	279
Total cash, cash equivalents, and restricted cash in the Statement of Cash Flows	$35,741	$22,521

Inventories

(In thousands)	September 29, 2023	June 30, 2023
Finished products	$17,104	$18,502
Raw materials and supplies	11,771	12,794
Customer service inventories	$1,784	$1,761
Total inventories	$30,659	$33,057
Consigned inventories included within raw materials and supplies	$9,937	$11,224

The Company records charges to adjust inventories due to excess and obsolete inventory resulting from lower sales forecasts, product transitioning or discontinuance. The charges incurred during the three months ended September 29, 2023 and September 30, 2022 were included in cost of product sales as follows:

	Three Months Ended
(In thousands)	September 29, 2023	September 30, 2022
Excess and obsolete inventory	$294	$170
Customer service inventory write-downs	253	235
Total inventory charges	$547	$405
Other Current Assets

(In thousands)	September 29, 2023	June 30, 2023
Contract manufacturing assets	$5,782	$6,487
Prepaid and other current assets	17,032	15,677
Total other current assets	$22,814	$22,164
Property, Plant and Equipment, net

(In thousands)	September 29, 2023	June 30, 2023
Land	$210	$210
Buildings and leasehold improvements	5,889	5,889
Software	16,998	16,989
Machinery and equipment	47,088	47,150
Total property, plant and equipment, gross	70,185	70,238
Less: Accumulated depreciation	(61,150)	(60,786)
Total property, plant and equipment, net	$9,035	$9,452

Included in the total property, plant and equipment, gross were $0.6 million and $0.4 million of assets in progress which have not been placed in service as of September 29, 2023 and June 30, 2023, respectively. Depreciation expense related to property, plant and equipment, was as follows:

	Three Months Ended
(In thousands)	September 29, 2023	September 30, 2022
Depreciation	$1,168	$1,344
Accrued Expenses

(In thousands)	September 29, 2023	June 30, 2023
Compensation and benefits	$7,256	$10,368
Taxes	5,109	4,553
Warranties	2,100	2,100
Commissions	1,339	1,453
Professional fees	944	2,104
Other	3,813	3,864
Total accrued expenses	$20,561	$24,442
The Company accrues for the estimated cost to repair or replace products under warranty. Changes in the warranty liability were as follows:

	Three Months Ended
(In thousands)	September 29, 2023	September 30, 2022
Balance as of the beginning of the period	$2,100	$2,913
Warranty provision recorded during the period	375	175
Assumed in acquisition	—	55
Consumption during the period	(375)	(388)
Balance as of the end of the period	$2,100	$2,755
Advance Payments and Unearned Revenue

(In thousands)	September 29, 2023	June 30, 2023
Advance payments	$2,049	$1,607
Unearned revenue	44,001	42,661
Total advance payments and unearned revenue	$46,050	$44,268
Excluded from the balances above are $7.6 million and $7.4 million in long-term unearned revenue as of September 29, 2023 and June 30, 2023, respectively.
Note 6. Fair Value Measurements of Assets and Liabilities
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market in the absence of a principal market) for the asset or liability in an orderly transaction between market participants as of the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs in measuring fair value and established a three-level fair value hierarchy that prioritizes the observable inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities;
•Level 2 — Observable market-based inputs or observable inputs that are corroborated by market data; and
•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The estimated fair values and valuation input levels of assets and liabilities that are measured at fair value on a recurring basis as of September 29, 2023 and June 30, 2023 were as follows:

	September 29, 2023	June 30, 2023	Valuation Inputs
(In thousands)	Fair Value	Fair Value
Assets:
Cash and cash equivalents:
Money market funds	$8,259	$571	Level 1
Bank certificates of deposit	$3,533	$3,793	Level 2
Items are classified within Level 1 if quoted prices are available in active markets. The Company’s Level 1 items are primarily money market funds. As of September 29, 2023 and June 30, 2023, these money market funds were valued at $1.00 net asset value per share.
Items are classified within Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources are available with reasonable levels of price transparency. The Company’s bank certificates of deposit are classified within Level 2. The carrying value of bank certificates of deposit approximates their fair value.
As of September 29, 2023 and June 30, 2023, there were no recurring assets or liabilities valued using significant unobservable inputs.
The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first three months of fiscal 2024 and 2023, there were no transfers of assets or liabilities measured at fair value between levels of the fair value hierarchy.
Note 7. Credit Facility and Debt
In May 2023, the Company entered into a Secured Credit Facility Agreement (the “Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender and Wells Fargo Securities LLC, Citigroup Global Markets Inc., and Regions Capital Markets as lenders. The Credit Facility provides for a $40.0 million revolving credit facility (the “Revolver”) and a $50.0 million Delayed Draw Term Loan Facility (the “Term Loan”) with a maturity date of May 8, 2028. The $40.0 million Revolver can be borrowed with a $10.0 million sublimit for letters of credit, and a $10.0 million swingline loan sublimit. The Term Loan has a funding date on or prior to the closing date of the NEC Transaction (as defined below) with the proceeds intended to be used to settle the cash portion of the consideration and any related expenses. See Note 12. Acquisitions for further information. Deferred financing costs of $0.8 million were paid in association with entering into the Credit Facility.
As of September 29, 2023, the available credit under the Revolver was $38.8 million, reflecting the available limit of $40.0 million less outstanding letters of credit of $1.2 million. The available credit under the Term Loan was $50.0 million. The Company borrowed $25.2 million and repaid $25.2 million against the Revolver during the three months ended September 29, 2023. There was no borrowing outstanding for either the Revolver or Term Loan as of September 29, 2023.
Outstanding borrowings under the Credit Facility bear interest at either: (a) Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly. As of September 29, 2023, the applicable margin on Adjusted Term SOFR and Base Rate borrowings was 2.75% and 1.75%, respectively.

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
As of September 29, 2023, the Company was in compliance with all financial covenants contained in the Credit Facility.
Note 8. Restructuring

	Employee Severance and Benefits
(In thousands)	Fiscal 2024 Plans	Prior Years’ Plans	Total
Accrual balance, June 30, 2023	$—	$600	$600
Charges, net	333	348	681
Cash payments	(221)	(948)	(1,169)
Accrual balance, September 29, 2023	112	—	112
As of September 29, 2023, the accrual balance of $0.1 million was classified as current and included in restructuring liabilities on the unaudited condensed consolidated balance sheets.

Fiscal 2024 Plans
During fiscal 2024, the Company’s Board of Directors approved restructuring plans, primarily associated with reductions in workforce to optimize skill sets and align cost structure. The fiscal 2024 plans are expected to be completed through the first half of fiscal 2024.

Prior Years’ Plans
Activities under the prior years’ plans primarily included reductions in workforce across the Company, associated with the acquisition of Redline (as defined below) and certain of the Company’s operations outside the United States. Payments related to the accrued restructuring balance for these plans are complete.
Note 9. Stockholders’ Equity
Stock Repurchase Program
In November 2021 the Company’s Board of Directors approved a stock repurchase program to purchase up to $10.0 million of the Company’s common stock. As of September 29, 2023, $7.3 million remains available and Aviat may choose to suspend or discontinue the repurchase program at any time. During the first quarter of fiscal 2024, the Company did not repurchase any shares of common stock.

Stock Incentive Programs
As of September 29, 2023, the Company had one stock incentive plan for its employees and non-employee directors, the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units.
Under the 2018 Plan, option exercise prices are equal to the fair market value of Aviat common stock on the date the options are granted using the closing stock price. After vesting, options generally may be exercised within seven years after the date of grant.
Restricted stock units are not transferable until vested and the restrictions lapse upon the achievement of continued employment or service over a specified time period. Restricted stock units issued to employees generally vest three years from the date of grant (three-year cliff or annually over three years). Restricted stock units issued annually to non-executive board members generally vest on the day before the annual stockholders’ meeting.

Vesting of performance share awards and units is subject to the achievement of predetermined financial performance and share price criteria, and continued employment through the end of the applicable period.
During the three months ended September 29, 2023, the Company granted 63,889 restricted stock units, 63,889 performance share awards and 145,250 stock options.
Total compensation expense for share-based awards included in the unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended
(In thousands)	September 29, 2023	September 30, 2022
By Expense Category:
Cost of revenues	$183	$172
Research and development	146	135
Selling and administrative	1,505	1,531
Total share-based compensation expense	$1,834	$1,838
By Type of Award:
Options	$346	$510
Restricted and performance stock awards and units	1,488	1,328
Total share-based compensation expense	$1,834	$1,838
As of September 29, 2023, there was approximately $3.6 million of total unrecognized compensation expense related to non-vested stock options granted which is expected to be recognized over a weighted-average period of 2.3 years. As of September 29, 2023, there was $10.7 million of total unrecognized compensation expense related to non-vested stock awards which is expected to be recognized over a weighted-average period of 1.7 years.
Note 10. Segment and Geographic Information
Aviat operates in one reportable business segment: the design, manufacturing, and sale of wireless networking products, solutions, and services. The Company’s financial performance is regularly reviewed by its chief operating decision maker who is its Chief Executive Officer (“CEO”).
The Company reports revenue by region and country based on the location where its customers accept delivery of products and services. Revenue by region for the three months ended September 29, 2023 and September 30, 2022 was as follows:

	Three Months Ended
(In thousands)	September 29, 2023	September 30, 2022
North America	$55,508	$48,848
Africa and the Middle East	9,953	10,984
Europe	5,252	4,500
Latin America and Asia Pacific	16,853	16,919
Total revenue	$87,566	$81,251

Note 11. Income Taxes
The Company’s effective tax rate varies from the U.S. federal statutory rate of 21% primarily due to global intangible low-taxed income inclusion (GILTI) in the U.S., state taxes, foreign operations that are subject to income taxes at different statutory rates, and certain jurisdictions where the tax benefit on current losses cannot be recognized. During interim periods, tax expenses are accrued for jurisdictions that are anticipated to be profitable for fiscal 2024.

The determination of income taxes for the three months ended September 29, 2023 and September 30, 2022 was based on the Company’s estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. Tax expense for the three months ended September 29, 2023 was primarily due to tax expense related to U.S. and profitable foreign subsidiaries. Tax expense for the three months ended September 30, 2022 was primarily due to tax expense related to U.S. and profitable foreign subsidiaries, including deferred tax expense associated with the acquisition of Redline in July 2022 and the subsequent multi-step restructuring plan in which two Canadian Redline corporations converted to unlimited liability companies and then amalgamated by the end of September 2022.
Aviat has a number of years with open tax audits which vary from jurisdiction to jurisdiction. The major tax jurisdictions that are open and subject to potential audits include the U.S., Singapore, Ghana, Kenya, Nigeria, Saudi Arabia and Tanzania. The earliest years for these jurisdictions are as follows: U.S. - 2003; Singapore - 2015; Ghana – 2016; Kenya – 2018; Nigeria – 2006; Saudi Arabia – 2019 and Tanzania - 2017.
Interest and penalties related to unrecognized tax benefits are accounted for as part of the provision for federal, foreign, and state income taxes. Such interest expense was not material for the three months ended September 29, 2023 and September 30, 2022.
On March 11, 2021, the US enacted the American Rescue Plan Act of 2021 (“ARPA”) which expands Section 162(m) to cover the next five most highly compensated employees for the taxable year, in addition to the “covered employees” effective for taxable years beginning after December 31, 2026. The Company will continue to examine the elements of the ARPA and the impact it may have on future business.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) which includes a new corporate alternative minimum tax of 15% on adjusted financial statement income of corporations with profits greater than $1 billion, effective for taxable years beginning after December 31, 2022, and a 1% excise tax on stock repurchases by public corporations after December 31, 2022. The Company will continue to evaluate the applicability and effect of the IRA as more guidance is issued.

Note 12. Acquisitions
NEC’s Wireless Transport Business
On May 9, 2023, the Company entered into a Master Sale of Business Agreement (the “Purchase Agreement”), with NEC Corporation (“NEC”). Pursuant to the Purchase Agreement, the Company will purchase certain assets and liabilities from NEC relating to NEC’s wireless backhaul business (the “NEC Transaction”). Initial consideration due at the closing of the NEC Transaction will be comprised of (i) an amount in cash equal to $45.0 million, subject to certain post-closing adjustments, and (ii) the issuance of $25.0 million in Company common stock. Aggregate consideration will be approximately $70.0 million. The Company has obtained permanent financing to fund the cash portion of the NEC Transaction. See Note 7. Credit Facility and Debt for further information.
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
Redline Communications Group Inc.
In the first quarter of fiscal 2023, the Company acquired all of the issued and outstanding shares of Redline Communications Group Inc. (“Redline”), for a purchase price of $20.4 million. Redline is a leading provider of mission-critical data infrastructure.
See Note 12. Acquisitions to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 for the final purchase price allocation, valuation methodology, and other information related to the completion of the Redline acquisition.

Note 13. Commitments and Contingencies
Purchase Orders and Other Commitments
From time to time in the normal course of business, the Company may enter into purchasing agreements with its suppliers that require the Company to accept delivery of, and remit full payment for, finished products that it has ordered, finished products that it requested be held as safety stock, and work in process started on its behalf, in the event it cancels or terminates the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and the Company has no present intention to cancel or terminate any of these agreements, the Company currently does not believe that it has any future liability under these agreements. As of September 29, 2023, the Company had outstanding purchase obligations with its suppliers or contract manufacturers of $34.1 million. In addition, the Company had contractual obligations of approximately $5.7 million associated with software licenses.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies, or other financial institutions are contingent commitments issued to guarantee performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations, and similar transactions, or to ensure performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of September 29, 2023, the Company had no guarantees applicable to its debt arrangements.
The Company has entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements, and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of September 29, 2023, the Company had commercial commitments outstanding of $60.5 million, that were not recorded on the unaudited condensed consolidated balance sheets. The Company does not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on these performance guarantees in the future.
The following table presents details of the Company’s commercial commitments:

(In thousands)	September 29, 2023
Letters of credit	$2,588
Bonds	57,921
$60,509
Indemnifications
Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s products infringe the intellectual property rights of a third party. As of September 29, 2023, the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its products; the Company has not received any request to defend any customers from infringement claims arising from the use of its products; and the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. As of September 29, 2023, the Company had not recorded any liabilities related to these indemnifications.
Legal Proceedings
The Company is subject from time to time to disputes with customers concerning its products and services. From time to time, the Company may be involved in various other legal claims and litigation that arise in the normal course of its operations. The Company is aggressively defending all current litigation matters. Although there can be no assurances and the outcome of these matters is currently not determinable, the Company currently believes that none of these claims or proceedings are likely to have a material adverse effect on its financial position. There are many uncertainties associated with any litigation and these actions or other third-party claims against the Company may cause it to incur costly litigation and/or substantial settlement charges. As a result, the Company’s business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company’s estimates, if any.
The Company records accruals for its outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company evaluates, at least on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. The Company has not recorded any significant accrual for loss contingencies associated with such legal claims or litigation discussed above.
Contingent Liabilities
The Company records a loss contingency as a charge to operations when (i) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements; and (ii) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. The Company expenses all legal costs incurred to resolve regulatory, legal and tax matters as incurred.
In March 2016, an enforcement action by the Indian Department of Revenue, Ministry of Finance was brought against Aviat’s subsidiary Aviat Networks (India) Private Limited (“Aviat India”) relating to the non-realization of intercompany receivables and non-payment of intercompany payables, which originated from 1999 to 2012, within the time frames dictated by the Indian regulations under the Foreign Exchange Management Act. In November 2017, the Indian Department of Revenue, Ministry of Finance also initiated a similar action against Telsima Communications Private Limited (“Telsima India”), a subsidiary of the Company, relating to the non-realization of intercompany receivables and non-payment of intercompany payables which originated from the period prior to our acquisition of Telsima India in February 2009. In September 2019, the Company’s directors of Aviat India appeared before the Ministry of Finance Enforcement Directorate. No settlement offers were discussed at the meeting and the matter is still ongoing with no subsequent hearing date currently scheduled as of September 29, 2023. The Company has accrued an immaterial amount representing the estimated probable loss for which it would settle the matter. The Company currently cannot form an estimate of the range of loss in excess of its amounts already accrued. If the outcome of this matter is greater than the current immaterial amount accrued, the Company intends to dispute it vigorously.
Periodically, the Company reviews the status of each significant matter to assess the potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated, the estimated loss is reflected in our results of operations. Significant judgment is required to determine the probability that a liability has been incurred or an asset impaired and whether such loss is reasonably estimable. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in the consolidated financial statements. As additional information becomes available, the Company will reassess the potential liability related to its pending claims and litigation and may revise estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on the Company’s results of operations and financial position.

Note 14. Goodwill and Intangible Assets
The following presents details of goodwill and intangible assets (in thousands except useful life):

	September 29, 2023	June 30, 2023
Goodwill	$5,112	$5,112

The Company performs its annual goodwill impairment test on the first day of its fourth fiscal quarter. No indicators of impairment were identified during the current period that required the Company to perform an interim assessment or recoverability test.

	Useful life in Years	September 29, 2023	June 30, 2023
Intangible assets:
Patents	10	$690	$690
Customer relationships	14	7,730	7,730
Trade names	16	1,330	1,330
Total gross intangible assets		$9,750	$9,750
Accumulated amortization		(880)	(704)
Total net intangible assets		$8,870	$9,046

Amortization of finite-lived intangibles is included in selling and administrative expenses. There were no impairment charges recorded for the three months ended September 29, 2023 and September 30, 2022.
As of September 29, 2023, the estimated future amortization expense of finite-lived intangible assets is as follows (in thousands):

Remainder of 2024	$528
2025	704
2026	704
2027	704
2028	704
Thereafter	5,526
Total	$8,870

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
See “Item 1A. Risk Factors” in the Company’s fiscal 2023 Annual Report on Form 10-K filed with the SEC on August 30, 2023 for more information regarding factors that may cause its results to differ materially from those expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q.
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

Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2024 and 2023 Results
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Aviat’s results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited condensed consolidated financial statements and accompanying notes. In the discussion herein, the fiscal year ending June 28, 2024 is referred to as “fiscal 2024” or “2024” and the fiscal year ended June 30, 2023 is referred to as “fiscal 2023” or “2023.”
Overview
Aviat is a global supplier of microwave networking and access networking solutions, backed by an extensive suite of professional services and support. Aviat sells radios, routers, software and services integral to the functioning of data transport networks. Aviat has more than 3,000 customers and significant relationships with global service providers and private network operators. Aviat’s North America manufacturing base consists of a combination of contract manufacturing and assembly and testing operated in Austin, Texas by Aviat. Additionally, Aviat utilizes a contract manufacturer based in Asia for much of its international equipment demand. Aviat’s technology is underpinned by more than 500 patents. Aviat competes on the basis of total cost of ownership, microwave radio expertise and solutions for mission critical communications. Aviat has a global presence.

Acquisitions
NEC’s Wireless Transport Business
On May 9, 2023, the Company entered into the Purchase Agreement with NEC. Pursuant to the Purchase Agreement, the Company will purchase certain assets and liabilities from NEC relating to NEC’s wireless backhaul business. Initial consideration due at the closing of the NEC Transaction will be comprised of (i) an amount in cash equal to $45.0 million, subject to certain post-closing adjustments, and (ii) the issuance of $25.0 million in Company common stock. Aggregate consideration will be approximately $70.0 million. The Company has obtained permanent financing to fund the cash portion of the NEC Transaction. See Note 7. Credit Facility and Debt for further information.
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
Redline Communications Group Inc.
In the first quarter of fiscal 2023, the Company acquired all of the issued and outstanding shares of Redline, for a purchase price of $20.4 million. Redline is a leading provider of mission-critical data infrastructure.
Operations Review
The market for mobile backhaul continued to be the Company’s primary addressable market segment globally in the first three months of fiscal 2024. In North America, the Company supported 5G and long-term evolution (“LTE”) deployments of its mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, the Company’s business continued to rely on a combination of customers increasing their capacity to handle subscriber growth and the ongoing build-out of some large LTE and 5G deployments. Aviat’s position continues to be to support its customers for 5G and LTE readiness and ensure that its technology roadmap is well aligned with evolving market requirements. Aviat’s strength in turnkey and after-sale support services is a differentiating factor that wins business for the Company and enables it to expand its business with existing customers. Additionally, Aviat operates an e-commerce platform that provides low-cost services, simple experience, and fast delivery to mobile operators and private network customers. However, as disclosed above and in the “Risk Factors” section in Item 1A of its Annual Report on Form 10-K filed with the SEC on August 30, 2023, a number of factors could prevent the Company from achieving its objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that it serves.
Revenue
The Company manages its sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe, and (3) Latin America and Asia Pacific. Revenue by region for the three months ended September 29, 2023 and September 30, 2022 and the related changes were as follows:

	Three Months Ended
(In thousands, except percentages)	September 29, 2023	September 30, 2022	$ Change	% Change
North America	$55,508	$48,848	$6,660	13.6%
Africa and the Middle East	9,953	10,984	(1,031)	(9.4)%
Europe	5,252	4,500	752	16.7%
Latin America and Asia Pacific	16,853	16,919	(66)	(0.4)%
Total revenue	$87,566	$81,251	$6,315	7.8%
Revenue in North America increased by $6.7 million during the first quarter of fiscal 2024 compared with the same period of fiscal 2023, primarily due to strong private network and tier 1 demand.

Revenue in Africa and the Middle East decreased by $(1.0) million during the first quarter of fiscal 2024 compared with the same period of fiscal 2023, primarily due to cyclical softness in the capital expenditure plans of large mobile operators in the region.
Revenue in Europe increased by $0.8 million for the first quarter of fiscal 2024 compared with the same period of fiscal 2023, primarily due to increased sales to mobile operators in the region.
Revenue in Latin America and Asia Pacific decreased by $0.1 million during the first quarter of fiscal 2024 compared with the same period of fiscal 2023, primarily due to timing of projects with mobile operators.

	Three Months Ended
(In thousands, except percentages)	September 29, 2023	September 30, 2022	$ Change	% Change
Product sales	$59,545	$55,101	$4,444	8.1%
Services	28,021	26,150	1,871	7.2%
Total revenue	$87,566	$81,251	$6,315	7.8%
Revenue from product sales and services increased by 8.1% and 7.2%, respectively for the first quarter of fiscal 2024 compared with the same quarter of fiscal 2023. The relatively proportionate increases were driven by the same overall factors of revenue growth discussed previously.
Gross Margin

	Three Months Ended
(In thousands, except percentages)	September 29, 2023	September 30, 2022	$ Change	% Change
Revenue	$87,566	$81,251	$6,315	7.8%
Cost of revenue	55,714	51,797	3,917	7.6%
Gross margin	$31,852	$29,454	$2,398	8.1%
% of revenue	36.4%	36.3%
Product margin %	39.0%	36.0%
Service margin %	30.8%	36.7%
Gross margin for the first quarter of fiscal 2024 increased by $2.4 million compared with the same quarter of fiscal 2023, primarily due to a higher proportion of sales to North American customers where the Company’s margins are historically strongest.
Research and Development

	Three Months Ended
(In thousands, except percentages)	September 29, 2023	September 30, 2022	$ Change	% Change
Research and development	$6,424	$6,087	$337	5.5%
% of revenue	7.3%	7.5%
Research and development expenses increased by $0.3 million in the first quarter of fiscal 2024 compared with the same period of fiscal 2023, primarily due to increased product development activities.
Selling and Administrative

	Three Months Ended
(In thousands, except percentages)	September 29, 2023	September 30, 2022	$ Change	% Change
Selling and administrative	$19,237	$17,504	$1,733	9.9%
% of revenue	22.0%	21.5%
Selling and administrative expenses increased by $1.7 million in the first quarter of fiscal 2024 compared with the same period in fiscal 2023, primarily due to variable compensation and merger and acquisition related expenses.
Restructuring

	Three Months Ended
(In thousands, except percentages)	September 29, 2023	September 30, 2022	$ Change	% Change
Restructuring charges	$644	$1,950	$(1,306)	(67.0)%
In the first quarter of fiscal 2024, restructuring charges were $0.6 million, a decrease of $(1.3) million compared to the same period in fiscal 2023. The prior year includes non-recurring restructuring charges primarily associated with the Redline acquisition completed in the first quarter of fiscal 2023.
The Company’s successfully executed restructuring initiatives have enabled it to restructure specific groups to optimize skill sets and align its organizational structure to execute on strategic deliverables, in addition to aligning cost structure with the core of the business.
Other Expense, net

	Three Months Ended
(In thousands, except percentages)	September 29, 2023	September 30, 2022	$ Change	% Change
Other expense, net	$901	$2,782	$(1,881)	(67.6)%
Other expense, net decreased by $(1.9) million in the first quarter of fiscal 2024, compared with the same period of fiscal 2023, primarily due to non-recurring losses of $1.7 million recognized on the sale of marketable securities included in the prior year.
Income Taxes

	Three Months Ended
(In thousands, except percentages)	September 29, 2023	September 30, 2022	$ Change	% Change
Income before income taxes	$4,646	$1,131	$3,515	310.8%
Provision for income taxes	$641	$3,877	$(3,236)	(83.5)%
The Company estimates its annual effective tax rate at the end of each quarterly period, and records the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances.
Tax expense for the first quarter of fiscal 2024 was primarily attributable to tax expense for the U.S. entity and profitable foreign subsidiaries. Tax expense for the first quarter of fiscal 2023 was primarily attributable to tax expense for the U.S. entity and profitable foreign subsidiaries, including deferred tax expense associated with the acquisition of Redline in July 2022 and the subsequent multi-step restructuring, in which two Canadian Redline corporations converted to unlimited liability companies and then amalgamated by the end of September 2022.
Liquidity, Capital Resources, and Financial Strategies
Sources of Cash
As of September 29, 2023, the Company’s total cash and cash equivalents were $35.5 million. Approximately $19.0 million was held in the United States. The remaining balance of $16.5 million was held by entities outside the United States. Of the amount of cash and cash equivalents held by the Company’s foreign subsidiaries on September 29, 2023, $15.6 million was held in jurisdictions where its undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to foreign withholding taxes.
Operating Activities
Operating cash flows is presented as net income adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash provided by (used in) operating activities was $14.0 million for the first three months of fiscal 2024, compared with $(6.3) million in the prior year. The $20.3 million increase is primarily attributable to improvements in working capital and increased net income prior to non-cash adjustments compared to the prior year.

Investing Activities
Net cash used in investing activities was $0.7 million for the first three months of fiscal 2024, compared to $8.3 million in the prior year. The $7.6 million decrease is primarily due to non-recurring activity included in the prior year associated with the Redline acquisition partially offset by proceeds received on the sale of marketable securities.
Financing Activities
Financing cash flows consist primarily of borrowings and repayments under the Company’s Credit Facility and proceeds from the exercise of employee stock options. Net cash provided by (used in) financing activities was $0.2 million for the first three months of fiscal 2024, compared with $(0.3) million in the prior year. The $0.5 million change is primarily due to less payments for taxes related to the net settlement of equity awards, partially offset by lower proceeds on the exercise of employee stock options.
As of September 29, 2023, the Company’s principal sources of liquidity consisted of $35.5 million in cash and cash equivalents, $38.8 million of available credit under its Credit Facility, and future collections of receivables from customers. The Company regularly requires letters of credit from certain customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce its credit and sovereign risk. Historically, the Company’s primary sources of liquidity have been cash flows from operations and credit facilities. Additionally, the Company has an effective shelf registration statement on Form S-3 allowing it to offer and sell, either individually or in combination, in one or more offerings, up to a total dollar amount of $200.0 million of any combination of the securities described in the shelf registration statement or a related prospectus supplement.
The Company believes that its existing cash and cash equivalents, the available borrowings under its Credit Facility, the availability under its effective shelf registration statement and future cash collections from customers will be sufficient to provide for its anticipated requirements and plans for cash for at least the next 12 months. In addition, the Company believes these sources of liquidity will be sufficient to provide for its anticipated requirements and plans for cash beyond the next 12 months.
The Company borrowed and repaid $25.2 million against the Credit Facility during the first three months of fiscal 2024. As of September 29, 2023, the Company had no borrowings outstanding and was in compliance with all financial covenants contained in the Credit Facility.
As of September 29, 2023, the Company had commercial commitments outstanding of $60.5 million, that were not recorded on the unaudited condensed consolidated balance sheets. The Company does not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on these performance guarantees in the future.

Critical Accounting Estimates
For information about the Company’s critical accounting estimates, see the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its fiscal 2023 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of doing business, the Company is exposed to risks associated with foreign currency exchange rates and changes in interest rates. The Company employs established policies and procedures governing the use of financial instruments to manage its exposure to such risks. Information about the Company’s market risk is presented in Part II, Item 7A in its fiscal 2023 Annual Report on Form 10-K. There have been no material changes to the Company’s market risk during the first three months of fiscal 2024.
Exchange Rate Risk
The Company conducts business globally in numerous currencies and are therefore exposed to foreign currency risks. From time to time, the Company uses derivative instruments to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The Company does not hold or issue derivatives for trading purposes or make speculative investments in foreign currencies.

The Company enters into foreign exchange forward contracts to mitigate the change in fair value of specific non-functional currency assets and liabilities on the balance sheet. All balance sheet hedges are marked to market through earnings every period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. The Company did not have any foreign exchange forward contracts outstanding as of September 29, 2023.
Certain of the Company’s international business are transacted in non-U.S. dollar (“USD”) currencies. From time to time, the Company utilizes foreign currency hedging instruments to minimize the currency risk of non-USD transactions. The impact of translating the assets and liabilities of foreign operations to USD is included as a component of stockholders’ equity. As of September 29, 2023 and June 30, 2023, the cumulative translation adjustment decreased stockholders’ equity by $16.0 million and $16.0 million, respectively.
Interest Rate Risk
The Company’s exposure to market risk for changes in interest rates relates primarily to its cash equivalents and borrowings under its Credit Facility.
Exposure on Cash Equivalents
The Company had $35.5 million in total cash and cash equivalents as of September 29, 2023. Cash equivalents totaled $11.8 million as of September 29, 2023 and were comprised of money market funds and bank certificates of deposit. Cash equivalents have been recorded at fair value. Fair value is measured using inputs that fall into a three-level hierarchy that prioritizes the inputs used to measure fair value based on observability of such inputs. For more information on the fair value measurements of cash equivalents, please refer to Note 6. Fair Value Measurements of Assets and Liabilities of the Notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
The Company’s cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. The weighted-average days to maturity for cash equivalents held as of September 29, 2023 was 35 days, and these investments had an average yield of approximately 4.3% per annum. A 10% change in interest rates on the Company’s cash equivalents is not expected to have a material impact on its financial position, results of operations, or cash flows.
Exposure on Borrowings
The Company’s borrowings under the current Credit Facility bear interest at either: (a) Adjusted Term SOFR plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly. As of September 29, 2023, the applicable margin on Adjusted Term SOFR and Base Rate borrowings was 2.75% and 1.75%, respectively.
A 10% change in interest rates on borrowings is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with the participation of our President and CEO, and Chief Financial Officer (“CFO”), as of September 29, 2023, our CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, in a manner that allows for timely decisions regarding required disclosures and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls over Financial Reporting
There were no changes to our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended September 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of legal proceedings as of September 29, 2023, please refer to “Legal Proceedings” and “Contingent Liabilities” under Note 13. Commitments and Contingencies of the Notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which are incorporated into this item by reference.

Item 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows, and financial condition set forth under Item 1A, Risk Factors, in our fiscal 2023 Annual Report on Form 10-K filed with the SEC on August 30, 2023.
There have been no material changes from the risk factors described in our Annual Report, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2021, the Company’s Board of Directors approved a stock repurchase program to purchase up to $10.0 million of the Company’s common stock. As of September 29, 2023, $7.3 million remains available under the stock repurchase program, and Aviat may choose to suspend or discontinue the repurchase program at any time. During the first quarter of fiscal 2024, the Company did not repurchase any shares of common stock.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed or furnished herewith or are incorporated by reference to exhibits previously filed with the SEC:

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
Date: November 1, 2023

By:	/s/ David M. Gray
David M. Gray Senior Vice President and Chief Financial Officer (duly authorized officer)