Form 10-Q
period 2023-12-29
AVIAT NETWORKS, INC.
filed 2024-02-06
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s Common Stock as of February 2, 2024 was 12,547,276.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended December 29, 2023

PART I.     FINANCIAL INFORMATION
Item 1.Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Revenues:
Product sales	$66,392	$65,561	$125,937	$120,662
Services	28,644	25,122	56,665	51,272
Total revenues	95,036	90,683	182,602	171,934
Cost of revenues:
Product sales	37,671	40,569	73,984	75,822
Services	20,535	17,894	39,936	34,438
Total cost of revenues	58,206	58,463	113,920	110,260
Gross margin	36,830	32,220	68,682	61,674
Operating expenses:
Research and development	8,394	6,047	14,818	12,134
Selling and administrative	21,442	16,567	40,679	34,071
Restructuring charges	2,000	928	2,644	2,878
Total operating expenses	31,836	23,542	58,141	49,083
Operating income	4,994	8,678	10,541	12,591
Other (income) expense, net	(243)	(460)	658	2,322
Income before income taxes	5,237	9,138	9,883	10,269
Provision for income taxes	2,347	3,092	2,988	6,969
Net income	$2,890	$6,046	$6,895	$3,300

Net income per share of common stock outstanding:
Basic	$0.24	$0.53	$0.59	$0.29
Diluted	$0.24	$0.51	$0.57	$0.28
Weighted-average shares outstanding:
Basic	12,001	11,347	11,788	11,273
Diluted	12,229	11,805	12,093	11,795

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Net income	$2,890	$6,046	$6,895	$3,300
Other comprehensive income (loss):
Net change in cumulative translation adjustments	545	1,001	578	(112)
Other comprehensive income (loss)	545	1,001	578	(112)
Comprehensive income	$3,435	$7,047	$7,473	$3,188

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and par value amounts)	December 29, 2023	June 30, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$45,914	$22,242
Accounts receivable, net of allowances of $1,167 and $719	149,919	101,653
Unbilled receivables	77,176	58,588
Inventories	66,784	33,057
Other current assets	27,168	22,164
Total current assets	366,961	237,704
Property, plant and equipment, net	9,441	9,452
Goodwill	5,653	5,112
Intangible assets, net	15,735	9,046
Deferred income taxes	86,108	86,650
Right of use assets	3,107	2,554
Other assets	13,102	13,978
Total assets	$500,107	$364,496
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$67,382	$60,141
Accrued expenses	33,716	24,442
Short-term lease liabilities	777	610
Advance payments and unearned revenue	54,984	44,268
Restructuring liabilities	1,532	600
Other current liabilities	22,928	—
Current portion of long-term debt	2,395	—
Total current liabilities	183,714	130,061
Long-term debt	47,151	—
Unearned revenue	8,039	7,416
Long-term lease liabilities	2,518	2,140
Other long-term liabilities	391	314
Reserve for uncertain tax positions	3,866	3,975
Deferred income taxes	492	492
Total liabilities	246,171	144,398
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 12.5 million shares issued and outstanding at December 29, 2023; 11.5 million shares issued and outstanding at June 30, 2023	125	115
Treasury stock	(6,479)	(6,147)
Additional paid-in-capital	856,735	830,048
Accumulated deficit	(581,019)	(587,914)
Accumulated other comprehensive loss	(15,426)	(16,004)
Total stockholders’ equity	253,936	220,098
Total liabilities and stockholders’ equity	$500,107	$364,496

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	December 29, 2023	December 30, 2022
Operating Activities
Net income	$6,895	$3,300
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	2,073	2,765
Amortization of intangible assets	411	248
Provision for uncollectible receivables	467	474
Share-based compensation	3,659	3,497
Deferred taxes	605	5,278
Charges for inventory write-downs	1,185	1,138
Noncash lease expense	393	319
Net loss on marketable securities	—	1,740
Other non-cash operating activities, net	43	—
Changes in operating assets and liabilities:
Accounts receivable	3,063	(14,865)
Unbilled receivables	(18,772)	(8,002)
Inventories	852	(5,487)
Accounts payable	(5,111)	10,429
Accrued expenses	5,171	(3,759)
Advance payments and unearned revenue	8,121	578
Income taxes	1,761	754
Other assets and liabilities	(3,907)	(6,766)
Net cash provided by (used in) operating activities	6,909	(8,359)
Investing Activities
Payments for acquisition of property, plant and equipment	(1,369)	(672)
Proceeds from sale of marketable securities	—	9,151
Acquisition, net of cash acquired	(32,162)	(15,769)
Net cash used in investing activities	(33,531)	(7,290)
Financing Activities
Proceeds from revolver	33,200	24,000
Repayments of revolver	(33,200)	(24,000)
Proceeds from term loan	50,000	—
Payments of deferred financing costs	(79)	—
Payments for repurchase of common stock - treasury shares	(332)	—
Payments for taxes related to net settlement of equity awards	(123)	(689)
Proceeds from issuance of common stock under employee stock plans	830	747
Net cash provided by financing activities	50,296	58
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3)	41
Net increase (decrease) in cash, cash equivalents, and restricted cash	23,671	(15,550)
Cash, cash equivalents, and restricted cash, beginning of period	22,521	37,104
Cash, cash equivalents, and restricted cash, end of period	$46,192	$21,554

Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Common stock issued in connection with acquisition	$22,331	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended December 29, 2023
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	$ Amount
Balance as of September 29, 2023	11,719	$117	$(6,147)	$832,060	$(583,909)	$(15,971)	$226,150
Net income	—	—	—	—	2,890	—	2,890
Other comprehensive income	—	—	—	—	—	545	545
Issuance of common stock under employee stock plans	77	1	—	544	—	—	545
Shares withheld for taxes related to vesting of equity awards	(1)	—	—	(18)	—	—	(18)
Stock repurchase	(11)	—	(332)	—	—	—	(332)
Share-based compensation	—	—	—	1,825	—	—	1,825
Common stock issued in connection with acquisition	737	7	—	22,324	—	—	22,331
Balance as of December 29, 2023	12,521	$125	$(6,479)	$856,735	$(581,019)	$(15,426)	$253,936

	Three Months Ended December 30, 2022
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	$ Amount
Balance as of September 30, 2022	11,313	$113	$(6,147)	$824,786	$(602,188)	$(17,142)	$199,422
Net income	—	—	—	—	6,046	—	6,046
Other comprehensive income	—	—	—	—	—	1,001	1,001
Issuance of common stock under employee stock plans	65	1	—	386	—	—	387
Shares withheld for taxes related to vesting of equity awards	—	—	—	(19)	—	—	(19)
Share-based compensation	—	—	—	1,659	—	—	1,659
Balance as of December 30, 2022	11,378	$114	$(6,147)	$826,812	$(596,142)	$(16,141)	$208,496

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

	Six Months Ended December 29, 2023
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	$ Amount
Balance as of June 30, 2023	11,518	$115	$(6,147)	$830,048	$(587,914)	$(16,004)	$220,098
Net income	—	—	—	—	6,895	—	6,895
Other comprehensive income	—	—	—	—	—	578	578
Issuance of common stock under employee stock plans	281	3	—	827	—	—	830
Shares withheld for taxes related to vesting of equity awards	(4)	—	—	(123)	—	—	(123)
Stock repurchase	(11)	—	(332)	—	—	—	(332)
Share-based compensation	—	—	—	3,659	—	—	3,659
Common stock issued in connection with acquisition	737	7	—	22,324	—	—	22,331
Balance as of December 29, 2023	12,521	$125	$(6,479)	$856,735	$(581,019)	$(15,426)	$253,936

	Six Months Ended December 30, 2022
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	$ Amount
Balance as of July 1, 2022	11,161	$112	$(6,147)	$823,259	$(599,442)	$(16,029)	$201,753
Net income	—	—	—	—	3,300	—	3,300
Other comprehensive loss	—	—	—	—	—	(112)	(112)
Issuance of common stock under employee stock plans	239	3	—	744	—	—	747
Shares withheld for taxes related to vesting of equity awards	(22)	(1)	—	(688)	—	—	(689)
Share-based compensation	—	—	—	3,497	—	—	3,497
Balance as of December 30, 2022	11,378	$114	$(6,147)	$826,812	$(596,142)	$(16,141)	$208,496

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information, and Aviat has made estimates, assumptions and judgments affecting the amounts reported in its unaudited condensed consolidated financial statements and the accompanying notes, as discussed in greater detail below. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of the Company’s management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the six months ended December 29, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in Aviat’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated. Certain amounts in the financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.
Aviat’s fiscal year includes 52 or 53 weeks and ends on the Friday nearest to June 30. The three months ended December 29, 2023 and December 30, 2022 both consisted of 13 weeks. Fiscal year 2024 contains 52 weeks and will end on June 28, 2024. Fiscal year 2023 contained 52 weeks and ended on June 30, 2023.
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
Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies as of and for the six months ended December 29, 2023, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly presented to the chief operating decision maker. The disclosures required under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for the Company’s annual reporting beginning in fiscal 2025 and for interim periods beginning in fiscal 2026. The Company is currently evaluating the impact of the ASU on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU enhances the transparency and usefulness of income tax information through improvements to disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company’s annual reporting beginning in fiscal 2026. The Company is currently evaluating the impact of this ASU on its consolidated financial statements
The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined at this time that all other ASUs issued but not yet adopted are either not applicable or are expected to have a minimal impact on its financial position and results of operations.
Note 2. Net Income Per Share of Common Stock
The following table presents the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Numerator:
Net income	$2,890	$6,046	$6,895	$3,300

Denominator:
Weighted-average shares outstanding, basic	12,001	11,347	11,788	11,273
Effect of potentially dilutive equivalent shares	228	458	305	522
Weighted-average shares outstanding, diluted	12,229	11,805	12,093	11,795

Net income per share of common stock outstanding:
Basic	$0.24	$0.53	$0.59	$0.29
Diluted	$0.24	$0.51	$0.57	$0.28
The following table summarizes the weighted-average equity awards that were excluded from the diluted net income per share calculations since they were anti-dilutive:

	Three Months Ended		Six Months Ended
(In thousands)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Stock options	348	220	304	190
Restricted stock units and performance stock units	126	38	97	71
Total shares of common stock excluded	474	258	401	261

Note 3. Revenue Recognition
Contract Balances, Performance Obligations, and Backlog

(In thousands)	December 29, 2023	June 30, 2023
Contract assets
Accounts receivable, net	$149,919	$101,653
Contract assets	77,176	58,588
Capitalized commissions	3,620	3,492
Contract liabilities
Advance payments and unearned revenue	$54,984	$44,268
Unearned revenue, long-term	8,039	7,416
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
As of December 29, 2023, the Company reported $63.0 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 30% is expected to be recognized as revenue in the remainder of fiscal 2024 and the remainder thereafter. Approximately $8.7 million and $16.1 million, respectively, of revenue was recognized during the three and six months ended December 29, 2023, which was included in advance payments and unearned revenue at June 30, 2023.
Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $152.6 million at December 29, 2023. Of this amount, approximately 50% is expected to be recognized as revenue during the next 12 months, with the remaining amount to be recognized thereafter. The unsatisfied (or partially unsatisfied) performance obligations excludes the impact of the NEC Transaction (as defined below). The Company is in the process of reviewing the acquired contracts. However, due to the timing of the transaction, there was insufficient time to finalize the analysis for incorporation into this disclosure.
Note 4. Leases

	Three Months Ended		Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
(In thousands)
Operating lease costs	$264	$235	$485	$547
Short-term lease costs	734	696	1,463	1,499
Variable lease costs	18	45	30	80
Total lease costs	$1,016	$976	$1,978	$2,126
The weighted average lease term and discount rate as of December 29, 2023 were as follows:

Weighted average remaining lease term	6.3 years
Weighted average discount rate	5.4%

As of December 29, 2023, future minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year were as follows (in thousands):

Remainder of fiscal 2024	$558
2025	900
2026	773
2027	338
2028	322
Thereafter	1,235
Total lease payments	4,126
Less: interest	(831)
Present value of lease liabilities	$3,295

Note 5. Balance Sheet Components
Cash, Cash equivalents, and Restricted cash
The following provides a summary of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that reconciles to the corresponding amount in the unaudited condensed consolidated statement of cash flows:

(In thousands)	December 29, 2023	June 30, 2023
Cash and cash equivalents	$45,914	$22,242
Restricted cash included in other assets	278	279
Total cash, cash equivalents, and restricted cash in the Statement of Cash Flows	$46,192	$22,521

Inventories

(In thousands)	December 29, 2023	June 30, 2023
Finished products	$49,416	$18,502
Raw materials and supplies	15,627	12,794
Customer service inventories	$1,741	$1,761
Total inventories	$66,784	$33,057
Consigned inventories included within raw materials and supplies	$14,560	$11,224

The Company records charges to adjust inventories due to excess and obsolete inventory resulting from lower sales forecasts, product transitioning or discontinuance. The charges incurred during the three and six months ended December 29, 2023 and December 30, 2022 were included in cost of product sales as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Excess and obsolete inventory	$392	$411	$686	$581
Customer service inventory write-downs	246	322	499	557
Total inventory charges	$638	$733	$1,185	$1,138

Other Current Assets

(In thousands)	December 29, 2023	June 30, 2023
Contract manufacturing assets	$4,250	$6,487
Taxes	9,302	2,417
Prepaid and other current assets	13,616	13,260
Total other current assets	$27,168	$22,164
Property, Plant and Equipment, net

(In thousands)	December 29, 2023	June 30, 2023
Land	$210	$210
Buildings and leasehold improvements	5,889	5,889
Software	16,998	16,989
Machinery and equipment	48,400	47,150
Total property, plant and equipment, gross	71,497	70,238
Less: Accumulated depreciation	(62,056)	(60,786)
Total property, plant and equipment, net	$9,441	$9,452

Included in the total property, plant and equipment, gross were $0.7 million and $0.4 million of assets in progress which have not been placed in service as of December 29, 2023 and June 30, 2023, respectively. Depreciation expense related to property, plant and equipment, was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Depreciation	$905	$1,421	$2,073	$2,765
Accrued Expenses

(In thousands)	December 29, 2023	June 30, 2023
Compensation and benefits	$8,716	$10,368
Taxes	6,808	4,616
Project costs	5,016	1,319
Professional fees	4,600	2,104
Warranties	2,746	2,100
Commissions	1,344	1,453
Other	4,486	2,482
Total accrued expenses	$33,716	$24,442

The Company accrues for the estimated cost to repair or replace products under warranty. Changes in the warranty liability were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Balance as of the beginning of the period	$2,100	$2,755	$2,100	$2,913
Warranty provision recorded during the period	639	199	1,014	374
Assumed in acquisition	446	—	446	55
Consumption during the period	(439)	(405)	(814)	(793)
Balance as of the end of the period	$2,746	$2,549	$2,746	$2,549
Advance Payments and Unearned Revenue

(In thousands)	December 29, 2023	June 30, 2023
Advance payments	$3,013	$1,607
Unearned revenue	51,971	42,661
Total advance payments and unearned revenue	$54,984	$44,268
Excluded from the balances above are $8.0 million and $7.4 million in long-term unearned revenue as of December 29, 2023 and June 30, 2023, respectively.
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
The estimated fair values and valuation input levels of assets and liabilities that are measured at fair value on a recurring basis as of December 29, 2023 and June 30, 2023 were as follows:

	December 29, 2023	June 30, 2023	Valuation Inputs
(In thousands)	Fair Value	Fair Value
Assets:
Cash and cash equivalents:
Money market funds	$8,536	$571	Level 1
Bank certificates of deposit	$3,277	$3,793	Level 2
Items are classified within Level 1 if quoted prices are available in active markets. The Company’s Level 1 items are primarily money market funds. As of December 29, 2023 and June 30, 2023, these money market funds were valued at $1.00 net asset value per share.

Items are classified within Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources are available with reasonable levels of price transparency. The Company’s bank certificates of deposit are classified within Level 2. The carrying value of bank certificates of deposit approximates their fair value.
As of December 29, 2023 and June 30, 2023, there were no recurring assets or liabilities valued using significant unobservable inputs.
The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the first six months of fiscal 2024 and 2023, there were no transfers of assets or liabilities measured at fair value between levels of the fair value hierarchy.
Note 7. Credit Facility and Debt
The Company entered into a Secured Credit Facility Agreement (the “Credit Facility”), dated May 9, 2023, amended as of November 22, 2023, with Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender and Wells Fargo Securities LLC, Citigroup Global Markets Inc., and Regions Capital Markets as lenders. The Credit Facility provides for a $40.0 million revolving credit facility (the “Revolver”) and a $50.0 million Delayed Draw Term Loan Facility (the “Term Loan”) with a maturity date of May 8, 2028. The $40.0 million Revolver can be borrowed with a $10.0 million sub-limit for letters of credit, and a $10.0 million swingline loan sub-limit.
In November 2023, the Company borrowed $50.0 million against the Term Loan to primarily settle the cash portion of the consideration associated with the NEC Transaction (as defined below). See Note 12. Acquisitions for further information.
As of December 29, 2023, the available credit under the Revolver was $37.7 million, reflecting the available limit of $40.0 million less outstanding letters of credit of $2.3 million. The Company borrowed $33.2 million and repaid $33.2 million against the Revolver during the six months ended December 29, 2023. As of December 29, 2023, the Company had $50.0 million outstanding under its Term Loan and no borrowings under its Revolver.
The following summarizes the Company’s outstanding long-term debt as of December 29, 2023:

(In thousands)
Term loan	$50,000
Less: unamortized deferred financing costs	(454)
Total debt, net	49,546
Less: current portion of long-term debt, net	(2,395)
Total long-term debt, net	$47,151
Outstanding borrowings under the Credit Facility bear interest at either: (a) Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly. As of December 29, 2023, the applicable margin on Adjusted Term SOFR and Base Rate borrowings was 2.75% and 1.75%, respectively. The effective rate of interest on the outstanding Term Loan borrowings as of December 29, 2023 was 8.2%.
The Credit Facility requires the Company and its subsidiaries to maintain a fixed charge coverage ratio to be greater than 1.25 to 1.00 as of the last day of any fiscal quarter of the Company. The Credit Facility also requires that the Company maintain a maximum leverage ratio of 3.00 times EBITDA, with a step-down to 2.75 times EBITDA after four full quarters, and 2.50 times EBITDA after eight full quarters. The Credit Facility contains customary affirmative and negative covenants, including, among others, covenants limiting the ability of the Company and its subsidiaries to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to customary exceptions. As of December 29, 2023, the Company was in compliance with all financial covenants contained in the Credit Facility.

As of December 29, 2023, scheduled maturities of outstanding long-term debt are as follows:

(In thousands)
Remainder of 2024	$1,250
2025	2,500
2026	3,750
2027	6,250
2028	36,250
Total	$50,000

Note 8. Restructuring

	Employee Severance and Benefits
(In thousands)	Fiscal 2024 Plans	Prior Years’ Plans	Total
Accrual balance, June 30, 2023	$—	$600	$600
Charges, net	333	348	681
Cash payments	(221)	(948)	(1,169)
Accrual balance, September 29, 2023	112	—	112
Charges, net	2,000	—	2,000
Cash payments	(580)	—	(580)
Accrual balance, December 29, 2023	$1,532	$—	$1,532
As of December 29, 2023, the accrual balance of $1.5 million was classified as current.

Fiscal 2024 Plans
During fiscal 2024, the Company’s Board of Directors approved restructuring plans, primarily associated with the NEC Transaction (as defined below) and reductions in workforce in certain of the Company’s operations to optimize skill sets and align cost structure. The fiscal 2024 plans are expected to be completed through the end of calendar 2024.

Prior Years’ Plans
Activities under the prior years’ plans primarily included reductions in workforce across the Company, associated with the acquisition of Redline (as defined below) and certain of the Company’s operations outside the United States. Payments related to the accrued restructuring balance for these plans are complete.
Note 9. Stockholders’ Equity
Stock Repurchase Program
In November 2021, the Company’s Board of Directors approved a stock repurchase program to purchase up to $10.0 million of the Company’s common stock. As of December 29, 2023, $6.9 million remains available and Aviat may choose to suspend or discontinue the repurchase program at any time. Repurchased shares are recorded as treasury stock. During the second quarter of fiscal 2024, the Company repurchased 11,208 shares of its common stock in the open market for an aggregate purchase price, including commissions, of $0.3 million.

Stock Incentive Programs
As of December 29, 2023, the Company had one stock incentive plan for its employees and non-employee directors, the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units.

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
During the six months ended December 29, 2023, the Company granted 98,816 restricted stock units, 64,643 performance share awards and 151,094 stock options.
The Company recognizes compensation cost for share-based payment awards on a straight-line basis over the requisite service period. For awards with a performance condition vesting feature, share-based compensation costs are recognized when achievement of the performance conditions is considered probable. Forfeitures are recognized as they occur.
Total compensation expense for share-based awards included in the unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
By Expense Category:
Cost of revenues	$1	$166	$184	$338
Research and development	151	137	297	272
Selling and administrative	1,673	1,356	3,178	2,887
Total share-based compensation expense	$1,825	$1,659	$3,659	$3,497
By Type of Award:
Options	$419	$306	$765	$816
Restricted stock and performance share awards and units	1,406	1,353	2,894	2,681
Total share-based compensation expense	$1,825	$1,659	$3,659	$3,497
As of December 29, 2023, there was approximately $3.1 million of total unrecognized compensation expense related to non-vested stock options granted which is expected to be recognized over a weighted-average period of 2.1 years. As of December 29, 2023, there was $9.8 million of total unrecognized compensation expense related to non-vested stock awards which is expected to be recognized over a weighted-average period of 1.5 years.
Note 10. Segment and Geographic Information
Aviat operates in one reportable business segment: the design, manufacturing, and sale of wireless networking products, solutions, and services. The Company’s financial performance is regularly reviewed by its chief operating decision maker who is its Chief Executive Officer (“CEO”).

The Company reports revenue by region and country based on the location where its customers accept delivery of products and services. Revenue by region for the three and six months ended December 29, 2023 and December 30, 2022 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
North America	$51,326	$52,049	$106,834	$100,897
Africa and the Middle East	14,502	14,135	24,455	25,119
Europe	5,578	5,334	10,830	9,834
Latin America and Asia Pacific	23,630	19,165	40,483	36,084
Total revenue	$95,036	$90,683	$182,602	$171,934

Note 11. Income Taxes
The Company’s effective tax rate varies from the U.S. federal statutory rate of 21% primarily due to global intangible low-taxed income inclusion (GILTI) in the U.S., state taxes and certain jurisdictions where the tax benefit on prior year losses were not recognized. During interim periods, tax expenses are accrued for jurisdictions that are anticipated to be profitable for fiscal 2024.
The determination of income taxes for the six months ended December 29, 2023 and December 30, 2022 was based on the Company’s estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. Tax expense for the six months ended December 29, 2023 was primarily due to tax expense related to U.S. and profitable foreign subsidiaries. Tax expense for the six months ended December 30, 2022 was primarily due to tax expense related to U.S. and profitable foreign subsidiaries, including deferred tax expense associated with the acquisition of Redline in July 2022 and the subsequent multi-step restructuring plan in which two Canadian Redline corporations converted to unlimited liability companies and then amalgamated by the end of September 2022.
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
Interest and penalties related to unrecognized tax benefits are accounted for as part of the provision for federal, foreign, and state income taxes. Such interest expense was not material for the six months ended December 29, 2023 and December 30, 2022.
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

Note 12. Acquisitions

NEC’s Wireless Transport Business
On May 9, 2023, the Company entered into a Master Sale of Business Agreement (as amended on November 30, 2023, the “Purchase Agreement”) with NEC Corporation (“NEC”), to acquire NEC’s wireless transport business (the “NEC Transaction”). The Company completed the NEC Transaction on November 30, 2023 (the “Closing Date”).

Prior to the Closing Date, NEC was a leader in wireless backhaul networks with an extensive installed base of their Pasolink series products. The completion of the NEC Transaction increases the scale of Aviat, enhances the Company’s product portfolio with a greater capability to innovate, and creates a more diversified business. The results of operations of the NEC Transaction have been included in the consolidated financial statements since the Closing Date.
The fair value of the consideration transferred at the closing of the NEC Transaction was comprised of (i) cash of $32.2 million, and (ii) the issuance of 736,750 shares or $22.3 million of common stock of the Company. The fair value of the shares issued was determined based on the closing market price of the Company’s common stock on the Closing Date. Aggregate consideration transferred at closing was approximately $54.5 million, which is subject to certain post-closing adjustments. The Company estimates additional cash consideration of approximately $22.9 million will be transferred to NEC in the fourth quarter of fiscal 2024, primarily related to settlement of the post-closing working capital adjustment. As of December 29, 2023, the accrual balance related to the estimated additional consideration was included in other current liabilities on the unaudited condensed consolidated balance sheets. The Company funded the cash portion of the consideration with Term Loan borrowings under its Credit Facility. See Note 7. Credit Facility and Debt for further information.
The NEC Transaction was accounted for as a business combination using the acquisition method of accounting. The Company is in the process of identifying the amounts assigned to certain assets, including the acquired intangible assets and goodwill for the acquisition. The Company is in the process of obtaining an independent third-party valuation of certain intangible and tangible assets acquired. The fair values of the acquired intangible assets are based on estimates and assumptions that are considered reasonable by the Company. As of the acquisition date, the Company has recorded the assets acquired and the liabilities assumed at their respective estimated fair values. The recognized goodwill is attributable to the workforce of the acquired business and expected synergies. The goodwill from this acquisition is expected to be fully deductible for tax purposes.
Transaction costs related to the acquisition were expensed as incurred and are included in selling and administrative expenses in the consolidated statements of operations. For the three and six months ended December 29, 2023, the Company incurred transaction costs of $3.7 million and $6.4 million, respectively.
A summary of the preliminary purchase price allocation is as follows:

(In thousands)
Accounts receivable, net	$51,892
Inventories	35,572
Property, plant and equipment, net	547
Identifiable finite-lived intangible assets:
Customer relationships	4,100
Technology	3,000
Other assets	237
Accounts payable	(12,388)
Advance payments and unearned revenue	(3,419)
Other liabilities	(2,661)
Goodwill	541
Net assets acquired	$77,421
The preliminary purchase price allocation is subject to adjustment based on the Company obtaining final independent third-party valuations, determining fair value and allocations of purchase price to the identifiable assets acquired and liabilities assumed, and determining the final consideration, including adjustments related to settlement of the final post-closing working capital adjustment. The amounts recorded as of November 30, 2023 are preliminary since there was insufficient time between the acquisition date and the end of the period to finalize the analysis. Therefore, the provisional measurements of fair value and the preliminary purchase price allocation are not final and subject to change.
The following unaudited consolidated pro forma information has been presented as if the NEC Transaction occurred on July 2, 2022 and is based on historical operating results and certain pro forma adjustments for additional interest, depreciation and amortization expense, net of income tax.

	Three Months Ended		Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Revenue	$131,156	$138,061	$267,515	$269,264
Net income (loss)	8,644	3,018	15,091	(5,813)
The unaudited pro forma information presented above is for informational purposes only and is not necessarily indicative of the operating results that would have occurred if the NEC Transaction occurred at the beginning of fiscal 2023, nor is it necessarily indicative of future operating results.

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

Note 13. Commitments and Contingencies
Purchase Orders and Other Commitments
From time to time in the normal course of business, the Company may enter into purchasing agreements with its suppliers that require the Company to accept delivery of, and remit full payment for, finished products that it has ordered, finished products that it requested be held as safety stock, and work in process started on its behalf, in the event it cancels or terminates the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and the Company has no present intention to cancel or terminate any of these agreements, the Company currently does not believe that it has any future liability under these agreements. As of December 29, 2023, the Company had outstanding purchase obligations with its suppliers or contract manufacturers of $36.7 million. In addition, the Company had contractual obligations of approximately $5.2 million associated with software licenses.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies, or other financial institutions are contingent commitments issued to guarantee performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations, and similar transactions, or to ensure performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of December 29, 2023, the Company had no guarantees applicable to its debt arrangements.
The Company has entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements, and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of December 29, 2023, the Company had commercial commitments outstanding of $57.3 million, that were not recorded on the unaudited condensed consolidated balance sheets. The Company does not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on these performance guarantees in the future.
The following table presents details of the Company’s commercial commitments:

(In thousands)	December 29, 2023
Letters of credit	$3,454
Bonds	53,834
$57,288

Indemnifications
Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s products infringe the intellectual property rights of a third party. As of December 29, 2023, the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its products; the Company has not received any request to defend any customers from infringement claims arising from the use of its products; and the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. As of December 29, 2023, the Company had not recorded any liabilities related to these indemnifications.
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
In March 2016, an enforcement action by the Indian Department of Revenue, Ministry of Finance was brought against Aviat’s subsidiary Aviat Networks (India) Private Limited (“Aviat India”) relating to the non-realization of intercompany receivables and non-payment of intercompany payables, which originated from 1999 to 2012, within the time frames dictated by the Indian regulations under the Foreign Exchange Management Act. In November 2017, the Indian Department of Revenue, Ministry of Finance also initiated a similar action against Telsima Communications Private Limited (“Telsima India”), a subsidiary of the Company, relating to the non-realization of intercompany receivables and non-payment of intercompany payables which originated from the period prior to our acquisition of Telsima India in February 2009. In September 2019, the Company’s directors of Aviat India appeared before the Ministry of Finance Enforcement Directorate. No settlement offers were discussed at the meeting and the matter is still ongoing with no subsequent hearing date scheduled as of December 29, 2023. The Company has accrued an immaterial amount representing the estimated probable loss for which it would settle the matter. The Company currently cannot form an estimate of the range of loss in excess of its amounts already accrued. If the outcome of this matter is greater than the current immaterial amount accrued, the Company intends to dispute it vigorously.
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

Note 14. Goodwill and Intangible Assets
The following presents details of goodwill and intangible assets:

(In thousands)	December 29, 2023	June 30, 2023
Goodwill	$5,653	$5,112

The Company recognized goodwill of $0.5 million associated with the NEC Transaction in the second quarter of fiscal 2024, based on the preliminary estimated fair value of the assets acquired and liabilities assumed.
The Company performs its annual goodwill impairment test on the first day of its fourth fiscal quarter. No indicators of impairment were identified during the current period that required the Company to perform an interim assessment or recoverability test.

(In thousands except useful life)	Useful life in Years	December 29, 2023	June 30, 2023
Intangible assets:
Technology	5	$3,000	$—
Patents	10	690	690
Customer relationships	10 — 14	11,830	7,730
Trade names	16	1,330	1,330
Total gross intangible assets		$16,850	$9,750
Accumulated amortization		(1,115)	(704)
Total net intangible assets		$15,735	$9,046

Amortization of finite-lived intangibles for the three and six months ended December 29, 2023 was $0.2 million and $0.4 million, respectively, and is included in selling and administrative expenses. There were no impairment charges recorded for the six months ended December 29, 2023 and December 30, 2022.
As of December 29, 2023, the estimated future amortization expense of finite-lived intangible assets is as follows (in thousands):

Remainder of 2024	$882
2025	1,714
2026	1,714
2027	1,714
2028	1,714
Thereafter	7,997
Total	$15,735

Note 15. Related Party Transactions
NEC Corporation
On the November 30, 2023, the Company completed the NEC Transaction. A portion of the total consideration in the NEC Transaction included the issuance of 736,750 shares in Company common stock to NEC. On the Closing Date, the

Company and NEC entered into a Registration Rights and Lock-Up Agreement, restricting NEC’s ability to transfer shares (the “Lock-Up”), except for certain limited exceptions as provided in the Registration Rights and Lock-Up Agreement, until one day after the one-year anniversary of the Closing Date (the “Initial Lock-Up Expiration Date”). Starting one day after the Initial Lock-Up Expiration Date, one-twelfth of the issued shares shall be released from the Lock-Up each month, such that all issued shares shall be released from Lock-Up by the two-year anniversary of the Closing Date. Pursuant to the Purchase Agreement, NEC will have the right to nominate a director to the Company’s Board of Directors from the Closing Date and for a period of two years thereafter. As of December 29, 2023, NEC holds approximately 5.9% of the Company’s outstanding common stock.
In connection with the closing of the NEC Transaction and as of the Closing Date, the Company and NEC entered into agreements covering the performance of certain post-closing services and licensing arrangements. The agreements include arrangements covering manufacturing services and product supply, transition services, distribution services, research and development services, and licensing of trademark and intellectual property (“IP”).
The Manufacturing and Supply Agreement includes arrangements for NEC to manufacture and supply Pasolink products on behalf of and to the Company and its customers. The transition services agreements include arrangements for the Company and NEC to provide and receive certain transition services, primarily associated with administrative functions. The distribution services agreements includes arrangements where NEC will provide distribution services on behalf of and to the Company and its customers in certain international markets and territories. The Research and Development Cooperating Agreement for Existing Products includes arrangements for NEC to provide the Company certain services relating to development work to maintain existing products of the NEC business. The licensing agreements include arrangements where the Company will grant NEC a non-exclusive license to certain Pasolink trademarks in Japan, and NEC will grant the Company a non-exclusive, worldwide (excluding Japan) license to certain NEC IP, including mobile backhaul-related patents. The licensing agreements are royalty-free and perpetual.
For the three and six months ended December 29, 2023, the Company incurred expenses of $1.1 million for transition services and $1.1 million for research and development services, which is included in accrued expenses on the unaudited condensed consolidated balance sheets.

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
These forward-looking statements are based on estimates reflecting the current beliefs of the senior management of Aviat Networks, Inc. (“Aviat,” the “Company,” “we,” “us,” and “our”). These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in this Quarterly Report on Form 10-Q.
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

Acquisitions

NEC’s Wireless Transport Business
On November 30, 2023 (the “Closing Date”), the Company completed the NEC Transaction, acquiring NEC’s wireless transport business. Prior to the Closing Date, NEC was a leader in wireless backhaul networks with an extensive installed base of their Pasolink series products. The completion of the NEC Transaction increases the scale of Aviat, enhances the Company’s product portfolio with a greater capability to innovate, and creates a more diversified business. See Note 12. Acquisitions of the Notes to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further information.
The fair value of the consideration transferred at the closing of the NEC Transaction was comprised of (i) cash of $32.2 million, and (ii) the issuance of 736,750 shares or $22.3 million of Company common stock. Aggregate consideration transferred at closing was approximately $54.5 million, which is subject to certain post-closing adjustments. The Company estimates additional cash consideration of approximately $22.9 million will be transferred to NEC in the fourth quarter of fiscal 2024, primarily related to settlement of the post-closing working capital adjustment. The Company funded the cash portion of the NEC Transaction with Term Loan borrowings under its Credit Facility. See Note 7. Credit Facility and Debt for further information.

Redline Communications Group Inc.
In the first quarter of fiscal 2023, the Company acquired all of the issued and outstanding shares of Redline Communications Group Inc. (“Redline”), for a purchase price of $20.4 million. Redline is a leading provider of mission-critical data infrastructure.
Operations Review
The market for mobile backhaul continued to be the Company’s primary addressable market segment globally in the first six months of fiscal 2024. In North America, the Company supported 5G and long-term evolution (“LTE”) deployments of its mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, the Company’s business continued to rely on a combination of customers increasing their capacity to handle subscriber growth and the ongoing build-out of some large LTE and 5G deployments. Aviat’s position continues to be to support its customers for 5G and LTE readiness and ensure that its technology roadmap is well aligned with evolving market requirements. Aviat’s strength in turnkey and after-sale support services is a differentiating factor that wins business for the Company and enables it to expand its business with existing customers. Additionally, Aviat operates an e-commerce platform that provides low-cost services, simple experience, and fast delivery to mobile operators and private network customers. However, as disclosed above and in the “Risk Factors” section in Item 1A of its Annual Report on Form 10-K filed with the SEC on August 30, 2023, a number of factors could prevent the Company from achieving its objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that it serves.
Revenue
The Company manages its sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe, and (3) Latin America and Asia Pacific. Revenue by region for the three and six months ended December 29, 2023 and December 30, 2022 and the related changes were as follows:

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 29, 2023	December 30, 2022	$ Change	% Change	December 29, 2023	December 30, 2022	$ Change	% Change
North America	$51,326	$52,049	$(723)	(1.4)%	$106,834	$100,897	$5,937	5.9%
Africa and the Middle East	14,502	14,135	367	2.6%	24,455	25,119	(664)	(2.6)%
Europe	5,578	5,334	244	4.6%	10,830	9,834	996	10.1%
Latin America and Asia Pacific	23,630	19,165	4,465	23.3%	40,483	36,084	4,399	12.2%
Total revenue	$95,036	$90,683	$4,353	4.8%	$182,602	$171,934	$10,668	6.2%

Revenue in North America decreased by $0.7 million during the second quarter of fiscal 2024 compared with the same period of fiscal 2023, primarily due to timing of public safety projects. Revenue in North America increased by $5.9 million during the first six months of fiscal 2024 compared with the same period of fiscal 2023, primarily due to strong private network and tier 1 demand.
Revenue in Africa and the Middle East increased by $0.4 million during the second quarter of fiscal 2024 compared with the same period of fiscal 2023. Revenue in Africa and the Middle East decreased by $0.7 million during the first six months of fiscal 2024 compared with the same period of fiscal 2023. The decrease during the first six months of fiscal 2024 was primarily due to cyclical softness in the capital expenditure plans of large mobile operators in the region and currency impacts from locally provided services.
Revenue in Europe increased by $0.2 million during the second quarter of fiscal 2024 compared with the same period of fiscal 2023. Revenue in Europe increased by $1.0 million during the first six months of fiscal 2024 compared with the same period of fiscal 2023. The increases for the second quarter and the first six months of fiscal 2024 were primarily due to increased sales to mobile operators in the region.
Revenue in Latin America and Asia Pacific increased by $4.4 million during the second quarter and the first six months of fiscal 2024 compared with the same periods of fiscal 2023. The increase was primarily due to higher volumes of projects with mobile operators.

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 29, 2023	December 30, 2022	$ Change	% Change	December 29, 2023	December 30, 2022	$ Change	% Change
Product sales	$66,392	$65,561	$831	1.3%	$125,937	$120,662	$5,275	4.4%
Services	28,644	25,122	3,522	14.0%	56,665	51,272	5,393	10.5%
Total revenue	$95,036	$90,683	$4,353	4.8%	$182,602	$171,934	$10,668	6.2%
Revenue from product sales and services increased by 1.3% and 14.0%, respectively for the second quarter of fiscal 2024 compared with the same quarter of fiscal 2023. Revenue from product sales and services increased by 4.4% and 10.5%, respectively for the first six months of fiscal 2024 compared with the same period of fiscal 2023. The relatively proportionate increases were driven by the same overall factors of revenue growth discussed previously.
Gross Margin

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 29, 2023	December 30, 2022	$ Change	% Change	December 29, 2023	December 30, 2022	$ Change	% Change
Revenue	$95,036	$90,683	$4,353	4.8%	$182,602	$171,934	$10,668	6.2%
Cost of revenue	58,206	58,463	(257)	(0.4)%	113,920	110,260	3,660	3.3%
Gross margin	$36,830	$32,220	$4,610	14.3%	$68,682	$61,674	$7,008	11.4%
% of revenue	38.8%	35.5%			37.6%	35.9%
Product margin %	43.3%	38.1%			41.3%	37.2%
Service margin %	28.3%	28.8%			29.5%	32.8%
Gross margin for the second quarter of fiscal 2024 increased by $4.6 million compared with the same quarter of fiscal 2023. Gross margin for the first six months of fiscal 2024 increased by $7.0 million.
Gross margin dollars and as a percentage of revenue increased in the second quarter and for the first six months of fiscal 2024 compared with the prior year primarily due to higher software revenue, favorable project level mix, and moderating freight and material costs.

Research and Development

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 29, 2023	December 30, 2022	$ Change	% Change	December 29, 2023	December 30, 2022	$ Change	% Change
Research and development	$8,394	$6,047	$2,347	38.8%	$14,818	$12,134	$2,684	22.1%
% of revenue	8.8%	6.7%			8.1%	7.1%
Research and development expenses increased by $2.3 million and $2.7 million for the second quarter and the first six months of fiscal 2024, respectively, compared with the corresponding periods of fiscal 2023. The increase in research and development expenses was primarily due to increased product development activities and additional costs from the NEC Transaction.
Selling and Administrative

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 29, 2023	December 30, 2022	$ Change	% Change	December 29, 2023	December 30, 2022	$ Change	% Change
Selling and administrative	$21,442	$16,567	$4,875	29.4%	$40,679	$34,071	$6,608	19.4%
% of revenue	22.6%	18.3%			22.3%	19.8%
Selling and administrative expenses increased by $4.9 million and $6.6 million for the second quarter and the first six months of fiscal 2024, respectively, compared with the corresponding periods of fiscal 2023. The increase in selling and administrative expenses was primarily due to merger and acquisition expenses related to the NEC Transaction.
Restructuring

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 29, 2023	December 30, 2022	$ Change	% Change	December 29, 2023	December 30, 2022	$ Change	% Change
Restructuring charges	$2,000	$928	$1,072	115.5%	$2,644	$2,878	$(234)	(8.1)%
In the second quarter of fiscal 2024, restructuring charges were $2.0 million, an increase of $1.1 million compared to the same period in fiscal 2023. The increase in restructuring charges was primarily due to restructuring activities associated with the NEC Transaction. The prior year includes non-recurring restructuring charges primarily associated with the Redline acquisition completed in the first quarter of fiscal 2023.
The Company’s successfully executed restructuring initiatives have enabled it to restructure specific groups to optimize skill sets and align its organizational structure to execute on strategic deliverables, in addition to aligning cost structure with the core of the business.
Other (Income) Expense, net

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 29, 2023	December 30, 2022	$ Change	% Change	December 29, 2023	December 30, 2022	$ Change	% Change
Other (income) expense, net	$(243)	$(460)	$217	(47.2)%	$658	$2,322	$(1,664)	(71.7)%
Other income, net decreased by $0.2 million for the second quarter of fiscal 2024, primarily due to interest expense incurred on the Term Loan borrowings used to fund the NEC Transaction. Other expense, net decreased by $1.7 million for the first six months of fiscal 2024, primarily due to non-recurring losses of $1.7 million recognized on the sale of marketable securities included in the prior year.

Income Taxes

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 29, 2023	December 30, 2022	$ Change	% Change	December 29, 2023	December 30, 2022	$ Change	% Change
Income before income taxes	$5,237	$9,138	$(3,901)	(42.7)%	$9,883	$10,269	$(386)	(3.8)%
Provision for income taxes	$2,347	$3,092	$(745)	(24.1)%	$2,988	$6,969	$(3,981)	(57.1)%
The Company estimates its annual effective tax rate at the end of each quarterly period, and records the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances.
Tax expense for the first six months of fiscal 2024 was primarily attributable to tax expense for the U.S. entity and profitable foreign subsidiaries. Tax expense for the first six months of fiscal 2023 was primarily attributable to tax expense related to U.S. and profitable foreign subsidiaries, including deferred tax expense associated with the acquisition of Redline in July 2022 and the subsequent multi-step restructuring, in which two Canadian Redline corporations converted to unlimited liability companies and then amalgamated by the end of September 2022.
Liquidity, Capital Resources, and Financial Strategies
Sources of Cash
As of December 29, 2023, the Company’s total cash and cash equivalents were $45.9 million. Approximately $20.0 million was held in the United States. The remaining balance of $25.9 million was held by entities outside the United States. Of the amount of cash and cash equivalents held by the Company’s foreign subsidiaries on December 29, 2023, $25.4 million was held in jurisdictions where its undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to foreign withholding taxes.
Operating Activities
Operating cash flows is presented as net income adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash provided by (used in) operating activities was $6.9 million for the first six months of fiscal 2024, compared with $(8.4) million in the prior year. The $15.3 million increase is primarily attributable to improvements in working capital and increased net income prior to non-cash adjustments compared to the prior year.
Investing Activities
Net cash used in investing activities was $33.5 million for the first six months of fiscal 2024, compared to $7.3 million in the prior year. The $26.2 million increase is primarily due to payments of the cash consideration associated with the NEC Transaction and increased capital expenditures, partially offset by non-recurring activity included in the prior year related to proceeds received on the sale of marketable securities.
Financing Activities
Financing cash flows consist primarily of borrowings and repayments under the Company’s Credit Facility and proceeds from the exercise of employee stock options. Net cash provided by financing activities was $50.3 million for the first six months of fiscal 2024, compared with $0.1 million in the prior year. The $50.2 million increase is primarily due to the $50.0 million of Term Loan borrowings primarily used to settle the cash portion of the consideration associated with the NEC Transaction.
As of December 29, 2023, the Company’s principal sources of liquidity consisted of $45.9 million in cash and cash equivalents, $37.7 million of available credit under its Credit Facility, and future collections of receivables from customers. The Company regularly requires letters of credit from certain customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce its credit and sovereign risk. Historically, the Company’s primary sources of liquidity have been cash flows from operations and credit facilities. Additionally, the Company has an effective shelf registration statement on Form S-3 allowing it to offer and sell, either individually or in combination, in one or more offerings, up to a total dollar amount of approximately $200.0 million of any combination of the securities described in the shelf registration statement or a related prospectus supplement.

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
The Company borrowed and repaid $33.2 million against the Revolver during the first six months of fiscal 2024. In the second quarter of fiscal 2024, the Company borrowed $50.0 million against the Term Loan to primarily settle the cash portion of the consideration associated with the NEC Transaction. As of December 29, 2023, the Company had $50.0 million outstanding under its Term Loan and no borrowings under its Revolver and was in compliance with all financial covenants contained in the Credit Facility.
As of December 29, 2023, the Company had commercial commitments outstanding of $57.3 million, that were not recorded on the unaudited condensed consolidated balance sheets. The Company does not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on these performance guarantees in the future.

Critical Accounting Estimates
For information about the Company’s critical accounting estimates, see the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its fiscal 2023 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of doing business, the Company is exposed to risks associated with foreign currency exchange rates and changes in interest rates. The Company employs established policies and procedures governing the use of financial instruments to manage its exposure to such risks. Information about the Company’s market risk is presented in Part II, Item 7A in its fiscal 2023 Annual Report on Form 10-K. There have been no material changes to the Company’s market risk during the first six months of fiscal 2024.
Exchange Rate Risk
The Company conducts business globally in numerous currencies and is therefore exposed to foreign currency risks. From time to time, the Company uses derivative instruments to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The Company does not hold or issue derivatives for trading purposes or make speculative investments in foreign currencies.
The Company enters into foreign exchange forward contracts to mitigate the change in fair value of specific non-functional currency assets and liabilities on the balance sheet. All balance sheet hedges are marked to market through earnings every period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. The Company did not have any foreign exchange forward contracts outstanding as of December 29, 2023.
Certain of the Company’s international business are transacted in non-U.S. dollar (“USD”) currencies. From time to time, the Company utilizes foreign currency hedging instruments to minimize the currency risk of non-USD transactions. The impact of translating the assets and liabilities of foreign operations to USD is included as a component of stockholders’ equity. As of December 29, 2023 and June 30, 2023, the cumulative translation adjustment decreased stockholders’ equity by $15.4 million and $16.0 million, respectively.
Interest Rate Risk
The Company’s exposure to market risk for changes in interest rates relates primarily to its cash equivalents and borrowings under its Credit Facility.
Exposure on Cash Equivalents
The Company had $45.9 million in total cash and cash equivalents as of December 29, 2023. Cash equivalents totaled $11.8 million as of December 29, 2023 and were comprised of money market funds and bank certificates of deposit. Cash equivalents have been recorded at fair value. Fair value is measured using inputs that fall into a three-level hierarchy that prioritizes the inputs used to measure fair value based on observability of such inputs. For more information on the fair value measurements of cash equivalents, please refer to Note 6. Fair Value Measurements of Assets and Liabilities of the Notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
The Company’s cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. The weighted-average days to maturity for cash equivalents held as of December 29, 2023 was 47 days, and these investments had an average yield of approximately 4.7% per annum. A 10% change in interest rates on the Company’s cash equivalents is not expected to have a material impact on its financial position, results of operations, or cash flows.
Exposure on Borrowings
As of December 29, 2023, the Company had $50.0 million outstanding under its Term Loan and no borrowings under its Revolver.
The Company’s borrowings under the current Credit Facility bear interest at either: (a) Adjusted Term SOFR plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly. As of December 29, 2023, the applicable margin on Adjusted Term SOFR and Base Rate borrowings was 2.75% and 1.75%, respectively. The effective rate of interest on the Company’s outstanding Term Loan borrowings as of December 29, 2023 was 8.2%.
A 10% change in interest rates is estimated to have a $0.4 million impact on annual interest expense on the Company’s outstanding long-term debt as of December 29, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with the participation of our President and CEO, and Chief Financial Officer (“CFO”), as of December 29, 2023, our CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, in a manner that allows for timely decisions regarding required disclosures and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls over Financial Reporting
There were no changes to our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended December 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of legal proceedings as of December 29, 2023, please refer to “Legal Proceedings” and “Contingent Liabilities” under Note 13. Commitments and Contingencies of the Notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which are incorporated into this item by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
In November 2021, the Company’s Board of Directors approved a stock repurchase program to purchase up to $10.0 million of the Company’s common stock. As of December 29, 2023, $6.9 million remains available and Aviat may choose to suspend or discontinue the repurchase program at any time. Repurchased shares are recorded as treasury stock.
The following table summarizes the Company's repurchases of its common stock during the second quarter of fiscal 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
September 30, 2023 — October 27, 2023	—	$—	—	$7,260
October 28, 2023 — November 24, 2023	11,208	29.59	11,208	6,928
November 25, 2023 — December 29, 2023	—	—	—	6,928
Total	11,208		11,208	$6,928
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed or furnished herewith or are incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Descriptions
2.1#¥
Master Sale of Business Agreement, dated May 9, 2023, by and among the Company and NEC (incorporated by reference to Exhibit 2.1 of Aviat’s Current Report on Form 8-K filed May 9, 2023, File No. 001-33278).

2.2#¥
Amendment to the Master Sale of Business Agreement, dated November 30, 2023, by and between the Company and NEC (incorporated by reference to Exhibit 2.2 of Aviat’s Current Report on Form 8-K filed December 1, 2023, File No. 001-33279).

3.1
Amended and Restated Certificate of Incorporation of Aviat Networks, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on November 13, 2023, File No. 001-33278).

3.2	Amended and Restated Bylaws of Aviat Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 24, 2023, File No. 001-33278).
10.1#+
Registration Rights and Lock-Up Agreement, dated November 30, 2023, by and between the Company and NEC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 1, 2023, File No. 001-33278).

10.2#+
Manufacturing and Supply Agreement, dated November 30, 2023, by and among the Company, NECPF and NEC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 1, 2023, File No. 001-33278).

10.3#+
Global Transition Services Agreement, dated November 30, 2023, by and between the Company and NEC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on December 1, 2023, File No. 001-33278).

10.4#+
Global Seller Transition Services Agreement, dated November 30, 2023, by and between the Company and NEC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on December 1, 2023, File No. 001-33278).

10.5#+
Distribution Agreement, dated November 30, 2023, by and between Aviat Singapore and NEC South Africa (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on December 1, 2023, File No. 001-33278).

10.6#+
Framework Agreement, dated November 30, 2023, by and between Aviat Singapore and NEC Saudi Arabia (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on December 1, 2023, File No. 001-33278).

10.7#+
Distribution Agreement, dated November 30, 2023, by and between Aviat Singapore and NEC New Zealand (incorporated by reference to exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on December 1, 2023, File No. 001-33278).

10.8#+
Distribution Agreement, dated November 30, 2023, by and between Aviat Singapore and NEC Malaysia (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on December 1, 2023, File No. 001-33278).

10.9#+
Trademark License Agreement, dated November 30, 2023, by and between the Company and NEC (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on December 1, 2023, File No. 001-33278).

10.10#+
Intellectual Property License Agreement, dated November 30, 2023, by and between the Company and NEC (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on December 1, 2023, File No. 001-33278).

10.11#+
Trademark Assignment Agreement, dated November 30, 2023, by and between the Company and NEC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on December 1, 2023, File No. 001-33278).

10.12#+
Development Services Agreement, dated November 30, 2023, by and between Opco and NEC (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on December 1, 2023, File No. 001-33278).

10.13#+
Credit Agreement dated May 9, 2023, by and among the Company, the Opco, the Singapore Borrower and the Lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 9, 2023, File No. 001-33278).

10.14#+
First Amendment to Credit Agreement, dated November 22, 2023, by and among the Borrowers and the Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 29, 2023, File No. 001-33278).

10.15
Independent Contractor Agreement dated October 3, 2023 between Aviat U.S., Inc. and Bryan Tucker (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 4, 2023 File No. 001-33278).

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

¥	Certain portions of this exhibit were redacted pursuant to Item 601(b)(2)(ii) of Regulation S-K.
+	Certain portions of this exhibit were redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIAT NETWORKS, INC. (Registrant)
Date: February 6, 2024

By:	/s/ David M. Gray
David M. Gray Senior Vice President and Chief Financial Officer (duly authorized officer)