Form 10-Q
period 2024-03-29
AVIAT NETWORKS, INC.
filed 2024-05-01
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of April 29, 2024 was 12,565,284.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 29, 2024

PART I.     FINANCIAL INFORMATION
Item 1.Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Revenues:
Product sales	$70,857	$54,811	$196,794	$175,473
Services	40,756	28,669	97,421	79,941
Total revenues	111,613	83,480	294,215	255,414
Cost of revenues:
Product sales	47,791	35,745	121,775	111,567
Services	27,288	17,902	67,224	52,340
Total cost of revenues	75,079	53,647	188,999	163,907
Gross margin	36,534	29,833	105,216	91,507
Operating expenses:
Research and development	10,623	6,518	25,441	18,652
Selling and administrative	21,300	15,842	61,979	49,913
Restructuring (recovery) charges	(417)	(23)	2,227	2,855
Total operating expenses	31,506	22,337	89,647	71,420
Operating income	5,028	7,496	15,569	20,087
Interest expense, net	928	122	1,421	210
Other expense, net	63	306	228	2,540
Income before income taxes	4,037	7,068	13,920	17,337
Provision for income taxes	619	2,179	3,607	9,148
Net income	$3,418	$4,889	$10,313	$8,189

Net income per share of common stock outstanding:
Basic	$0.27	$0.43	$0.86	$0.72
Diluted	$0.27	$0.41	$0.84	$0.69
Weighted-average shares outstanding:
Basic	12,555	11,413	12,043	11,319
Diluted	12,779	11,884	12,325	11,829

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Net income	$3,418	$4,889	$10,313	$8,189
Other comprehensive (loss) income:
Net change in cumulative translation adjustments	(341)	370	237	258
Other comprehensive (loss) income	(341)	370	237	258
Comprehensive income	$3,077	$5,259	$10,550	$8,447

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and par value amounts)	March 29, 2024	June 30, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$58,201	$22,242
Marketable securities	988	2
Accounts receivable, net of allowances of $1,250 and $719	138,366	101,653
Unbilled receivables	74,650	58,588
Inventories	56,812	33,057
Assets held for sale	2,720	—
Other current assets	30,721	22,162
Total current assets	362,458	237,704
Property, plant and equipment, net	6,398	9,452
Goodwill	8,217	5,112
Intangible assets, net	13,995	9,046
Deferred income taxes	84,578	86,650
Right of use assets	2,985	2,554
Other assets	11,712	13,978
Total assets	$490,343	$364,496
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$64,557	$60,141
Accrued expenses	38,516	24,442
Short-term lease liabilities	780	610
Advance payments and unearned revenue	42,144	44,268
Restructuring liabilities	350	600
Other current liabilities	22,396	—
Current portion of long-term debt	2,395	—
Total current liabilities	171,138	130,061
Long-term debt	46,552	—
Unearned revenue	7,676	7,416
Long-term lease liabilities	2,370	2,140
Other long-term liabilities	405	314
Reserve for uncertain tax positions	3,222	3,975
Deferred income taxes	473	492
Total liabilities	231,836	144,398
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 12.6 million shares issued and outstanding at March 29, 2024; 11.5 million shares issued and outstanding at June 30, 2023	126	115
Treasury stock	(6,479)	(6,147)
Additional paid-in-capital	858,228	830,048
Accumulated deficit	(577,601)	(587,914)
Accumulated other comprehensive loss	(15,767)	(16,004)
Total stockholders’ equity	258,507	220,098
Total liabilities and stockholders’ equity	$490,343	$364,496

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	March 29, 2024	March 31, 2023
Operating Activities
Net income	$10,313	$8,189
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	3,077	4,193
Amortization of intangible assets	651	372
Provision for uncollectible receivables	569	476
Share-based compensation	5,545	5,135
Deferred taxes	2,180	5,189
Inventory write-downs	3,589	1,715
Noncash lease expense	575	524
Net (gain) loss on marketable securities	(61)	1,730
Other non-cash operating activities, net	83	34
Changes in operating assets and liabilities:
Accounts receivable	14,312	(12,212)
Unbilled receivables	(17,039)	(17,719)
Inventories	7,037	(9,919)
Accounts payable	(8,841)	16,344
Accrued expenses	11,449	(3,594)
Advance payments and unearned revenue	(4,213)	1,948
Income taxes	1,099	1,932
Other assets and liabilities	(8,096)	(13,342)
Net cash provided by (used in) operating activities	22,229	(9,005)
Investing Activities
Purchase of property, plant and equipment	(1,866)	(5,055)
Purchase of marketable securities	(925)	—
Proceeds from sale of marketable securities	—	9,163
Acquisition, net of cash acquired	(32,162)	(15,769)
Net cash used in investing activities	(34,953)	(11,661)
Financing Activities
Proceeds from revolver	33,200	50,200
Repayments of revolver	(33,200)	(44,000)
Proceeds from term loan	50,000	—
Repayments of term loan	(625)	—
Payments of deferred financing costs	(79)	—
Payments for repurchase of common stock - treasury shares	(332)	—
Payments for taxes related to net settlement of equity awards	(690)	(1,055)
Proceeds from issuance of common stock under employee stock plans	1,005	1,074
Net cash provided by financing activities	49,279	6,219
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(597)	9
Net increase (decrease) in cash, cash equivalents, and restricted cash	35,958	(14,438)
Cash, cash equivalents, and restricted cash, beginning of period	22,521	37,104
Cash, cash equivalents, and restricted cash, end of period	$58,479	$22,666

Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Common stock issued in connection with acquisition	$22,331	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended March 29, 2024
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	$ Amount
Balance as of December 29, 2023	12,521	$125	$(6,479)	$856,735	$(581,019)	$(15,426)	$253,936
Net income	—	—	—	—	3,418	—	3,418
Other comprehensive loss	—	—	—	—	—	(341)	(341)
Issuance of common stock under employee stock plans	58	1	—	174	—	—	175
Shares withheld for taxes related to vesting of equity awards	(17)	—	—	(567)	—	—	(567)
Stock repurchase	—	—	—	—	—	—	—
Share-based compensation	—	—	—	1,886	—	—	1,886
Common stock issued in connection with acquisition	—	—	—	—	—	—	—
Balance as of March 29, 2024	12,562	$126	$(6,479)	$858,228	$(577,601)	$(15,767)	$258,507

	Three Months Ended March 31, 2023
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	$ Amount
Balance as of December 30, 2022	11,378	$114	$(6,147)	$826,812	$(596,142)	$(16,141)	$208,496
Net income	—	—	—	—	4,889	—	4,889
Other comprehensive income	—	—	—	—	—	370	370
Issuance of common stock under employee stock plans	71	(1)	—	328	—	—	327
Shares withheld for taxes related to vesting of equity awards	(12)	1	—	(367)	—	—	(366)
Share-based compensation	—	—	—	1,638	—	—	1,638
Balance as of March 31, 2023	11,437	$114	$(6,147)	$828,411	$(591,253)	$(15,771)	$215,354

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

	Nine Months Ended March 29, 2024
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	$ Amount
Balance as of June 30, 2023	11,518	$115	$(6,147)	$830,048	$(587,914)	$(16,004)	$220,098
Net income	—	—	—	—	10,313	—	10,313
Other comprehensive income	—	—	—	—	—	237	237
Issuance of common stock under employee stock plans	339	4	—	1,001	—	—	1,005
Shares withheld for taxes related to vesting of equity awards	(21)	—	—	(690)	—	—	(690)
Stock repurchase	(11)	—	(332)	—	—	—	(332)
Share-based compensation	—	—	—	5,545	—	—	5,545
Common stock issued in connection with acquisition	737	7	—	22,324	—	—	22,331
Balance as of March 29, 2024	12,562	$126	$(6,479)	$858,228	$(577,601)	$(15,767)	$258,507

	Nine Months Ended March 31, 2023
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	$ Amount
Balance as of July 1, 2022	11,161	$112	$(6,147)	$823,259	$(599,442)	$(16,029)	$201,753
Net income	—	—	—	—	8,189	—	8,189
Other comprehensive income	—	—	—	—	—	258	258
Issuance of common stock under employee stock plans	310	2	—	1,072	—	—	1,074
Shares withheld for taxes related to vesting of equity awards	(34)	—	—	(1,055)	—	—	(1,055)
Share-based compensation	—	—	—	5,135	—	—	5,135
Balance as of March 31, 2023	11,437	$114	$(6,147)	$828,411	$(591,253)	$(15,771)	$215,354

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information, and Aviat has made estimates, assumptions and judgments affecting the amounts reported in its unaudited condensed consolidated financial statements and the accompanying notes, as discussed in greater detail below. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of the Company’s management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the nine months ended March 29, 2024 are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in Aviat’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated. Certain amounts in the financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.
Aviat’s fiscal year includes 52 or 53 weeks and ends on the Friday nearest to June 30. The three months ended March 29, 2024 and March 31, 2023 both consisted of 13 weeks. Fiscal year 2024 contains 52 weeks and will end on June 28, 2024. Fiscal year 2023 contained 52 weeks and ended on June 30, 2023.
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
Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies as of and for the nine months ended March 29, 2024, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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
Note 2. Net Income Per Share of Common Stock
The following table presents the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Numerator:
Net income	$3,418	$4,889	$10,313	$8,189

Denominator:
Weighted-average shares outstanding, basic	12,555	11,413	12,043	11,319
Effect of potentially dilutive equivalent shares	224	471	282	510
Weighted-average shares outstanding, diluted	12,779	11,884	12,325	11,829

Net income per share of common stock outstanding:
Basic	$0.27	$0.43	$0.86	$0.72
Diluted	$0.27	$0.41	$0.84	$0.69
The following table summarizes the weighted-average equity awards that were excluded from the diluted net income per share calculations since they were anti-dilutive:

	Three Months Ended		Nine Months Ended
(In thousands)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Stock options	337	211	315	189
Restricted stock units and performance stock units	31	25	26	20
Total shares of common stock excluded	368	236	341	209

Note 3. Revenue Recognition
Contract Balances, Performance Obligations, and Backlog

(In thousands)	March 29, 2024	June 30, 2023
Contract assets
Accounts receivable, net	$138,366	$101,653
Unbilled receivables	74,650	58,588
Capitalized commissions	3,095	3,492
Contract liabilities
Advance payments and unearned revenue	$42,144	$44,268
Unearned revenue, long-term	7,676	7,416
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
As of March 29, 2024, the Company reported $49.8 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 64% is expected to be recognized as revenue in the next twelve months and the remainder thereafter. Approximately $9.2 million and $29.1 million, respectively, of revenue was recognized during the three and nine months ended March 29, 2024, which was included in advance payments and unearned revenue at June 30, 2023.
Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $154.5 million at March 29, 2024. Of this amount, approximately 50% is expected to be recognized as revenue during the next 12 months, with the remaining amount to be recognized thereafter. The unsatisfied (or partially unsatisfied) performance obligations excludes the impact of the NEC Transaction (as defined below). See Note 12. Acquisitions for further information. The Company is in the process of reviewing the contracts acquired in connection with the NEC Transaction. However, due to the timing of the closing of the NEC Transaction and delivery of related data, there was insufficient time to finalize the analysis for incorporation into this disclosure.
Note 4. Leases

	Three Months Ended		Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
(In thousands)
Operating lease costs	$280	$270	$765	$817
Short-term lease costs	1,204	490	2,667	1,507
Variable lease costs	21	12	51	92
Total lease costs	$1,505	$772	$3,483	$2,416
The weighted average lease term and discount rate as of March 29, 2024 were as follows:

Weighted average remaining lease term	6.2 years
Weighted average discount rate	5.4%

As of March 29, 2024, future minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year were as follows (in thousands):

Remainder of fiscal 2024	$206
2025	921
2026	799
2027	348
2028	318
Thereafter	1,235
Total lease payments	3,827
Less: interest	(677)
Present value of lease liabilities	$3,150

Note 5. Balance Sheet Components
Cash, Cash equivalents, and Restricted cash
The following provides a summary of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that reconciles to the corresponding amount in the unaudited condensed consolidated statement of cash flows:

(In thousands)	March 29, 2024	June 30, 2023
Cash and cash equivalents	$58,201	$22,242
Restricted cash included in other assets	278	279
Total cash, cash equivalents, and restricted cash in the Statement of Cash Flows	$58,479	$22,521

Inventories

(In thousands)	March 29, 2024	June 30, 2023
Finished products	$37,780	$18,502
Raw materials and supplies	17,407	12,794
Customer service inventories	$1,625	$1,761
Total inventories	$56,812	$33,057
Consigned inventories included within raw materials and supplies	$13,670	$11,224

The Company records charges to adjust inventories due to excess and obsolete inventory resulting from lower sales forecasts, product transitioning or discontinuance. The charges incurred during the three and nine months ended March 29, 2024 and March 31, 2023 were included in cost of product sales as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Excess and obsolete inventory	$2,251	$275	$2,937	$856
Customer service inventory write-downs	153	302	652	859
Total inventory charges	$2,404	$577	$3,589	$1,715

Other Current Assets

(In thousands)	March 29, 2024	June 30, 2023
Taxes	10,082	2,417
Due from related party	4,200	—
Contract manufacturing assets	$3,204	$6,487
Prepaid and other current assets	13,235	13,258
Total other current assets	$30,721	$22,162

Assets Held for Sale
During the third quarter of fiscal 2024, management initiated the sale of the Company’s property located in New Zealand. The Company expects to complete the sale within twelve months. As of March 29, 2024, the aggregate carrying value of the assets held for sale was $2.7 million.

Property, Plant and Equipment, net

(In thousands)	March 29, 2024	June 30, 2023
Land	$—	$210
Buildings and leasehold improvements	1,169	5,889
Software	17,006	16,989
Machinery and equipment	49,037	47,150
Total property, plant and equipment, gross	67,212	70,238
Less: accumulated depreciation	(60,814)	(60,786)
Total property, plant and equipment, net	$6,398	$9,452

Included in the total property, plant and equipment, gross were $1.3 million and $0.4 million of assets in progress which have not been placed in service as of March 29, 2024 and June 30, 2023, respectively.
During the third quarter of fiscal 2024, $0.2 million of land, $4.7 million of buildings and improvements, and $2.2 million of accumulated depreciation, were reclassified from property, plant and equipment, net to Assets held for sale on the Company’s unaudited condensed consolidated balance sheets.
Depreciation expense related to property, plant and equipment, was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Depreciation	$1,004	$1,428	$3,077	$4,193

Accrued Expenses

(In thousands)	March 29, 2024	June 30, 2023
Project costs	$10,342	$1,319
Compensation and benefits	8,690	10,368
Taxes	6,233	4,616
Due to related party	4,303	—
Warranties	2,796	2,100
Commissions	1,376	1,453
Professional fees	994	2,104
Other	3,782	2,482
Total accrued expenses	$38,516	$24,442
The Company accrues for the estimated cost to repair or replace products under warranty. Changes in the warranty liability were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Balance as of the beginning of the period	$2,746	$2,549	$2,100	$2,913
Warranty provision recorded during the period	587	186	1,601	560
Assumed in acquisition	—	—	446	55
Consumption during the period	(537)	(424)	(1,351)	(1,217)
Balance as of the end of the period	$2,796	$2,311	$2,796	$2,311
Advance Payments and Unearned Revenue

(In thousands)	March 29, 2024	June 30, 2023
Advance payments	$2,557	$1,607
Unearned revenue	39,587	42,661
Total advance payments and unearned revenue	$42,144	$44,268
Excluded from the balances above are $7.7 million and $7.4 million in long-term unearned revenue as of March 29, 2024 and June 30, 2023, respectively.
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

The estimated fair values and valuation input levels of assets and liabilities that are measured at fair value on a recurring basis as of March 29, 2024 and June 30, 2023 were as follows:

	March 29, 2024	June 30, 2023	Valuation Inputs
(In thousands)	Fair Value	Fair Value
Assets:
Cash and cash equivalents:
Money market funds	$7,675	$571	Level 1
Bank certificates of deposit	$3,408	$3,793	Level 2
Marketable securities	$988	$2	Level 1
Items are classified within Level 1 if quoted prices are available in active markets. The Company’s Level 1 items are primarily money market funds and marketable securities. As of March 29, 2024 and June 30, 2023, the money market funds were valued at $1.00 net asset value per share. Marketable securities include publicly traded stock measured at fair value and classified within Level 1.
Items are classified within Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources are available with reasonable levels of price transparency. The Company’s bank certificates of deposit are classified within Level 2. The carrying value of bank certificates of deposit approximates their fair value.
As of March 29, 2024 and June 30, 2023, there were no recurring assets or liabilities valued using significant unobservable inputs.
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
As of March 29, 2024, the available credit under the Revolver was $35.2 million, reflecting the available limit of $40.0 million less outstanding letters of credit of $4.8 million. The Company borrowed $33.2 million and repaid $33.2 million against the Revolver during the nine months ended March 29, 2024. As of March 29, 2024, the Company had $49.4 million outstanding under its Term Loan and no borrowings under its Revolver.
The following summarizes the Company’s outstanding long-term debt as of March 29, 2024:

(In thousands)
Term loan	$49,375
Less: unamortized deferred financing costs	(428)
Total debt	48,947
Less: current portion of long-term debt	(2,395)
Total long-term debt	$46,552
Outstanding borrowings under the Credit Facility bear interest at either: (a) Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly. As of March 29, 2024, the applicable margin on Adjusted Term SOFR and Base Rate borrowings was 2.50% and 1.50%, respectively. The effective rate of interest on the outstanding Term Loan borrowings as of March 29, 2024 was 7.9%.

The Credit Facility requires the Company and its subsidiaries to maintain a fixed charge coverage ratio to be greater than 1.25 to 1.00 as of the last day of any fiscal quarter of the Company. The Credit Facility also requires that the Company maintain a maximum leverage ratio of 3.00 times EBITDA, with a step-down to 2.75 times EBITDA after four full quarters, and 2.50 times EBITDA after eight full quarters. The Credit Facility contains customary affirmative and negative covenants, including, among others, covenants limiting the ability of the Company and its subsidiaries to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to customary exceptions. As of March 29, 2024, the Company was in compliance with all financial covenants contained in the Credit Facility.
As of March 29, 2024, scheduled maturities of outstanding long-term debt are as follows:

(In thousands)
Remainder of 2024	$625
2025	2,500
2026	3,750
2027	6,250
2028	36,250
Total	$49,375

Note 8. Restructuring

	Employee Severance and Benefits
(In thousands)	Fiscal 2024 Plans	Prior Years’ Plans	Total
Accrual balance, June 30, 2023	$—	$600	$600
Charges, net	333	348	681
Cash payments	(221)	(948)	(1,169)
Accrual balance, September 29, 2023	112	—	112
Charges, net	2,000	—	2,000
Cash payments	(580)	—	(580)
Accrual balance, December 29, 2023	$1,532	$—	$1,532
Charges (recoveries), net	(635)	214	(421)
Cash payments	(547)	(214)	(761)
Accrual balance, March 29, 2024	350	—	350
As of March 29, 2024, the accrual balance of $0.4 million was classified as current.

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

Note 9. Stockholders’ Equity
Stock Repurchase Program
In November 2021, the Company’s Board of Directors approved a stock repurchase program to purchase up to $10.0 million of the Company’s common stock. As of March 29, 2024, $6.9 million remains available and Aviat may choose to suspend or discontinue the repurchase program at any time. Repurchased shares are recorded as treasury stock. During the third quarter of fiscal 2024, the Company did not repurchase any shares of its common stock. During the nine months ended March 29, 2024, the Company repurchased 11,208 shares of its common stock in the open market for an aggregate purchase price, including commissions, of $0.3 million.

Stock Incentive Programs
As of March 29, 2024, the Company had one stock incentive plan for its employees and non-employee directors, the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units.
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
During the nine months ended March 29, 2024, the Company granted 100,689 restricted stock units, 64,643 performance share awards and 151,094 stock options.
The Company recognizes compensation cost for share-based payment awards on a straight-line basis over the requisite service period. For awards with a performance condition vesting feature, share-based compensation costs are recognized when achievement of the performance conditions is considered probable. Forfeitures are recognized as they occur.
Total compensation expense for share-based awards included in the unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
By Expense Category:
Cost of revenues	$126	$125	$310	$463
Research and development	155	113	452	385
Selling and administrative	1,605	1,400	4,783	4,287
Total share-based compensation expense	$1,886	$1,638	$5,545	$5,135
By Type of Award:
Options	$408	$46	$1,173	$862
Restricted stock and performance share awards and units	1,478	1,592	4,372	4,273
Total share-based compensation expense	$1,886	$1,638	$5,545	$5,135
As of March 29, 2024, there was approximately $2.7 million of total unrecognized compensation expense related to non-vested stock options granted which is expected to be recognized over a weighted-average period of 1.9 years. As of March 29, 2024, there was $8.2 million of total unrecognized compensation expense related to non-vested stock awards which is expected to be recognized over a weighted-average period of 1.5 years.

Note 10. Segment and Geographic Information
Aviat operates in one reportable business segment: the design, manufacturing, and sale of wireless networking products, solutions, and services. The Company’s financial performance is regularly reviewed by its chief operating decision maker who is its Chief Executive Officer (“CEO”).
The Company reports revenue by region and country based on the location where its customers accept delivery of products and services. Revenue by region for the three and nine months ended March 29, 2024 and March 31, 2023 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
North America	$44,409	$46,064	$151,243	$146,961
Africa and the Middle East	11,401	19,235	35,856	44,354
Europe	6,549	3,871	17,379	13,705
Latin America and Asia Pacific	49,254	14,310	89,737	50,394
Total revenue	$111,613	$83,480	$294,215	$255,414

Note 11. Income Taxes
The Company’s effective tax rate varies from the U.S. federal statutory rate of 21% primarily due to non-deductible transaction costs, global intangible low-taxed income inclusion (GILTI) in the U.S., state taxes and certain jurisdictions where the tax benefit on prior year losses were not recognized. During interim periods, tax expenses are accrued for jurisdictions that are anticipated to be profitable for fiscal 2024.
The determination of income taxes for the nine months ended March 29, 2024 and March 31, 2023 was based on the Company’s estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. Tax expense for the nine months ended March 29, 2024 was primarily due to tax expense related to U.S. and profitable foreign subsidiaries. Tax expense for the nine months ended March 31, 2023 was primarily due to tax expense related to U.S. and profitable foreign subsidiaries, including deferred tax expense associated with the acquisition of Redline in July 2022 and the subsequent multi-step restructuring plan in which two Canadian Redline corporations converted to unlimited liability companies and then amalgamated by the end of September 2022.
The Company has a number of years with open tax audits which vary from jurisdiction to jurisdiction. The major tax jurisdictions that are open and subject to potential audits include the U.S., Singapore, Ghana, Kenya, Nigeria, Saudi Arabia and Tanzania. The earliest years for these jurisdictions are as follows: U.S. - 2003; Singapore - 2015; Ghana – 2016; Kenya – 2018; Nigeria – 2006; Saudi Arabia – 2019 and Tanzania - 2017.
Interest and penalties related to unrecognized tax benefits are accounted for as part of the provision for federal, foreign, and state income taxes. Such interest expense was not material for the nine months ended March 29, 2024 and March 31, 2023.
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
The fair value of the consideration transferred at the closing of the NEC Transaction was comprised of (i) cash of $32.2 million, and (ii) the issuance of 736,750 shares or $22.3 million of common stock of the Company. The fair value of the shares issued was determined based on the closing market price of the Company’s common stock on the Closing Date. Aggregate consideration transferred at closing was approximately $54.5 million, which is subject to certain post-closing adjustments. The Company estimates additional cash consideration of approximately $22.4 million will be transferred to NEC in the first quarter of fiscal 2025, primarily related to settlement of the post-closing working capital adjustment. As of March 29, 2024, the accrual balance related to the estimated additional consideration was included in other current liabilities on the unaudited condensed consolidated balance sheets. The Company funded the cash portion of the consideration with Term Loan borrowings under its Credit Facility. See Note 7. Credit Facility and Debt for further information.
The NEC Transaction was accounted for as a business combination using the acquisition method of accounting. The Company is in the process of identifying the amounts assigned to certain assets, including the acquired intangible assets and goodwill for the acquisition. The Company is in the process of obtaining independent third-party valuations of certain intangible and tangible assets acquired. The fair values of the acquired intangible assets are based on estimates and assumptions that are considered reasonable by the Company. As of the acquisition date, the Company has recorded the assets acquired and the liabilities assumed at their respective estimated fair values. The recognized goodwill is attributable to the workforce of the acquired business and expected synergies. The goodwill from this acquisition is expected to be fully deductible for tax purposes.
Transaction costs related to the acquisition were expensed as incurred and are included in selling and administrative expenses in the consolidated statements of operations. For the three and nine months ended March 29, 2024, the Company incurred transaction costs of $1.3 million and $7.7 million, respectively.
A summary of the preliminary purchase price allocation is as follows:

(In thousands)
Accounts receivable, net	$51,787
Inventories	34,175
Property, plant and equipment, net	539
Identifiable finite-lived intangible assets:
Customer relationships	3,800
Technology	1,800
Other assets	243
Accounts payable	(13,182)
Advance payments and unearned revenue	(3,192)
Other liabilities	(2,187)
Goodwill	3,106
Net assets acquired	$76,889
The preliminary purchase price allocation has been updated for certain measurement period adjustments based on revised estimates of fair value, which primarily resulted in a $1.4 million decrease in inventories and a $1.5 million decrease in identifiable finite-lived intangible assets acquired. The adjustments resulted in corresponding increases to goodwill. The preliminary purchase price allocation is subject to adjustment based on the Company obtaining final independent third-party valuations, determining fair value and allocations of purchase price to the identifiable assets acquired and liabilities assumed, and determining the final consideration, including adjustments related to settlement of the final post-closing working capital adjustment.

Revenue and operating loss associated with the NEC Transaction included in the consolidated statements of operations for the three months ended March 29, 2024 were $22.5 million and $(0.4) million, respectively. Revenue and operating loss associated with the NEC Transaction included in the consolidated statements of operations from the acquisition date to the period ending March 29, 2024 were $29.8 million and $(1.2) million, respectively.
The following unaudited supplemental pro forma information has been presented as if the NEC Transaction occurred at the beginning of fiscal 2023 and includes certain pro forma adjustments for interest expense, depreciation and amortization expense, the fair value of acquired inventory, and transaction costs, net of income tax:

	Three Months Ended		Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Revenue	$111,613	$139,094	$379,128	$408,358
Net income (loss)	4,393	7,812	18,765	(1,214)
The unaudited pro forma information presented above is for informational purposes only and is not necessarily indicative of the operating results that would have occurred if the NEC Transaction occurred at the beginning of fiscal 2023, nor is it necessarily indicative of future operating results.

Redline Communications Group Inc.
In the first quarter of fiscal 2023, the Company acquired all of the issued and outstanding shares of Redline Communications Group Inc. (“Redline”), a leading provider of mission-critical data infrastructure, for a purchase price of $20.4 million.
See Note 12. Acquisitions to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 for the final purchase price allocation, valuation methodology, and other information related to the completion of the Redline acquisition.

Note 13. Commitments and Contingencies
Purchase Orders and Other Commitments
From time to time in the normal course of business, the Company may enter into purchasing agreements with its suppliers that require the Company to accept delivery of and remit full payment for finished products that it has ordered, finished products that it requested be held as safety stock, and work in process started on its behalf, in the event it cancels or terminates the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and the Company has no present intention to cancel or terminate any of these agreements, the Company currently does not believe that it has any future liability under these agreements. As of March 29, 2024, the Company had outstanding purchase obligations with its suppliers or contract manufacturers of $53.5 million. In addition, the Company had contractual obligations of approximately $4.4 million associated with software licenses.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies, or other financial institutions are contingent commitments issued to guarantee performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations, and similar transactions, or to ensure performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of March 29, 2024, the Company had no guarantees applicable to its debt arrangements.
The Company has entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements, and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of March 29, 2024, the Company had commercial commitments outstanding of $16.6 million, that were not recorded on the unaudited condensed consolidated balance sheets. The Company does not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on these performance guarantees in the future.

The following table presents details of the Company’s commercial commitments:

(In thousands)	March 29, 2024
Letters of credit	$4,786
Bonds	11,782
$16,568
Indemnifications
Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s products infringe the intellectual property rights of a third party. As of March 29, 2024, the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its products; the Company has not received any request to defend any customers from infringement claims arising from the use of its products; and the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. As of March 29, 2024, the Company had not recorded any liabilities related to these indemnifications.
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
In March 2016, an enforcement action by the Indian Department of Revenue, Ministry of Finance was brought against Aviat’s subsidiary Aviat Networks (India) Private Limited (“Aviat India”) relating to the non-realization of intercompany receivables and non-payment of intercompany payables, which originated from 1999 to 2012, within the time frames dictated by the Indian regulations under the Foreign Exchange Management Act. In November 2017, the Indian Department of Revenue, Ministry of Finance also initiated a similar action against Telsima Communications Private Limited (“Telsima India”), a subsidiary of the Company, relating to the non-realization of intercompany receivables and non-payment of intercompany payables which originated from the period prior to our acquisition of Telsima India in February 2009. In September 2019, the directors of Aviat India appeared before the Ministry of Finance Enforcement Directorate. In March 2024, the Company appeared before the Joint Director of Enforcement to review the transactions at issue. No subsequent hearing date has been scheduled as of March 29, 2024. The Company has accrued an immaterial amount representing the estimated probable loss for which it would settle the matter. The Company currently cannot form an estimate of the range of loss in excess of its amounts already accrued. If the outcome of this matter is greater than the current immaterial amount accrued, the Company intends to dispute it vigorously.
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
Note 14. Goodwill and Intangible Assets
The following presents details of goodwill and intangible assets:

(In thousands)	March 29, 2024	June 30, 2023
Goodwill	$8,217	$5,112

The Company recognized goodwill of $3.1 million associated with the NEC Transaction, based on the preliminary estimated fair value of the assets acquired and liabilities assumed. See Note 12. Acquisitions for further information.
The Company performs its annual goodwill impairment test on the first day of its fourth fiscal quarter. No indicators of impairment were identified during the current period that required the Company to perform an interim assessment or recoverability test.

(In thousands except useful life)	Useful life in Years	March 29, 2024	June 30, 2023
Intangible assets:
Technology	5	$1,800	$—
Patents	10	690	690
Customer relationships	14 — 15	11,530	7,730
Trade names	16	1,330	1,330
Total gross intangible assets		$15,350	$9,750
Accumulated amortization		(1,355)	(704)
Total net intangible assets		$13,995	$9,046

Amortization of finite-lived intangibles for the three and nine months ended March 29, 2024 was $0.2 million and $0.7 million, respectively, and is included in selling and administrative expenses. There were no impairment charges recorded for the three and nine months ended March 29, 2024 and March 31, 2023.
As of March 29, 2024, the estimated future amortization expense of finite-lived intangible assets is as follows (in thousands):

Remainder of 2024	$304
2025	1,215
2026	1,215
2027	1,215
2028	1,215
Thereafter	8,831
Total	$13,995

Note 15. Related Party Transactions
NEC Corporation
On November 30, 2023, the Company completed the NEC Transaction. See Note 12. Acquisitions for further information.. A portion of the total consideration in the NEC Transaction included the issuance of 736,750 shares in Company common stock to NEC. On the Closing Date, the Company and NEC entered into a Registration Rights and Lock-Up Agreement, restricting NEC’s ability to transfer shares (the “Lock-Up”), except for certain limited exceptions as provided in the Registration Rights and Lock-Up Agreement, until one day after the one-year anniversary of the Closing Date (the “Initial Lock-Up Expiration Date”). Starting one day after the Initial Lock-Up Expiration Date, one-twelfth of the issued shares shall be released from the Lock-Up each month, such that all issued shares shall be released from Lock-Up by the two-year anniversary of the Closing Date. Pursuant to the Purchase Agreement, NEC will have the right to nominate a director to the Company’s Board of Directors from the Closing Date and for a period of two years thereafter. As of March 29, 2024, NEC holds approximately 5.9% of the Company’s outstanding common stock.
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
For the three and nine months ended March 29, 2024, the Company made aggregate inventory purchases from NEC of $4.8 million. For the three months ended March 29, 2024, the Company incurred expenses of $1.2 million for transition services and $3.2 million for research and development services. For the nine months ended March 29, 2024, the Company incurred expenses of $2.2 million for transition services and $4.3 million for research and development services.
As of March 29, 2024, the Company had outstanding related party receivable balances due from NEC of $4.7 million, of which $0.5 million is included in accounts receivable, net and $4.2 million is included in other current assets on the unaudited condensed consolidated balance sheets. As of March 29, 2024, the Company had outstanding related party payable balances due to NEC of $12.9 million, of which $8.6 million is included in accounts payable and $4.3 million is included in accrued expenses on the unaudited condensed consolidated balance sheets.

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
The fair value of the consideration transferred at the closing of the NEC Transaction was comprised of (i) cash of $32.2 million, and (ii) the issuance of 736,750 shares or $22.3 million of Company common stock. Aggregate consideration transferred at closing was approximately $54.5 million, which is subject to certain post-closing adjustments. The Company estimates additional cash consideration of approximately $22.4 million will be transferred to NEC in the first quarter of fiscal 2025, primarily related to settlement of the post-closing working capital adjustment. The Company funded the cash portion of the NEC Transaction with Term Loan borrowings under its Credit Facility. See Note 7. Credit Facility and Debt for further information.

Redline Communications Group Inc.
In the first quarter of fiscal 2023, the Company acquired all of the issued and outstanding shares of Redline Communications Group Inc. (“Redline”), for a purchase price of $20.4 million. Redline is a leading provider of mission-critical data infrastructure.
Operations Review
The market for mobile backhaul continued to be the Company’s primary addressable market segment globally in the first nine months of fiscal 2024. In North America, the Company supported 5G and long-term evolution (“LTE”) deployments of its mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, the Company’s business continued to rely on a combination of customers increasing their capacity to handle subscriber growth and the ongoing build-out of some large LTE and 5G deployments. Aviat’s position continues to be to support its customers for 5G and LTE readiness and ensure that its technology roadmap is well aligned with evolving market requirements. Aviat’s strength in turnkey and after-sale support services is a differentiating factor that wins business for the Company and enables it to expand its business with existing customers. Additionally, Aviat operates an e-commerce platform that provides low-cost services, simple experience, and fast delivery to mobile operators and private network customers. However, as disclosed above and in the “Risk Factors” section in Item 1A of its Annual Report on Form 10-K filed with the SEC on August 30, 2023, a number of factors could prevent the Company from achieving its objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that it serves.
Revenue
The Company manages its sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe, and (3) Latin America and Asia Pacific. Revenue by region for the three and nine months ended March 29, 2024 and March 31, 2023 and the related changes were as follows:

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 29, 2024	March 31, 2023	$ Change	% Change	March 29, 2024	March 31, 2023	$ Change	% Change
North America	$44,409	$46,064	$(1,655)	(3.6)%	$151,243	$146,961	$4,282	2.9%
Africa and the Middle East	11,401	19,235	(7,834)	(40.7)%	35,856	44,354	(8,498)	(19.2)%
Europe	6,549	3,871	2,678	69.2%	17,379	13,705	3,674	26.8%
Latin America and Asia Pacific	49,254	14,310	34,944	244.2%	89,737	50,394	39,343	78.1%
Total revenue	$111,613	$83,480	$28,133	33.7%	$294,215	$255,414	$38,801	15.2%
Revenue in North America decreased by $1.7 million during the third quarter of fiscal 2024 compared with the same period of fiscal 2023, primarily due to the near completion of a large tier 1 project. Revenue in North America increased by $4.3 million during the first nine months of fiscal 2024 compared with the same period of fiscal 2023, primarily due to private network and tier 1 demand.

Revenue in Africa and the Middle East decreased by $7.8 million during the third quarter of fiscal 2024 compared with the same period of fiscal 2023. Revenue in Africa and the Middle East decreased by $8.5 million during the first nine months of fiscal 2024 compared with the same period of fiscal 2023. The decreases for the third quarter and the first nine months of fiscal 2024 were primarily due to cyclical softness in the capital expenditure plans of large mobile operators in the region and currency impacts from locally provided services.
Revenue in Europe increased by $2.7 million during the third quarter of fiscal 2024 compared with the same period of fiscal 2023. Revenue in Europe increased by $3.7 million during the first nine months of fiscal 2024 compared with the same period of fiscal 2023. The increases for the third quarter and the first nine months of fiscal 2024 were primarily due to increased sales to mobile operators in the region.
Revenue in Latin America and Asia Pacific increased by $34.9 million during the third quarter of fiscal 2024 compared with the same period of fiscal 2023. Revenue in Latin America and Asia Pacific increased by $39.3 million during the first nine months of fiscal 2024 compared with the same periods of fiscal 2023. The increases were primarily due to contributions resulting from the NEC Transaction and higher volumes of projects with mobile operators.

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 29, 2024	March 31, 2023	$ Change	% Change	March 29, 2024	March 31, 2023	$ Change	% Change
Product sales	$70,857	$54,811	$16,046	29.3%	$196,794	$175,473	$21,321	12.2%
Services	40,756	28,669	12,087	42.2%	97,421	79,941	17,480	21.9%
Total revenue	$111,613	$83,480	$28,133	33.7%	$294,215	$255,414	$38,801	15.2%
Revenue from product sales and services increased by 29.3% and 42.2%, respectively for the third quarter of fiscal 2024 compared with the same quarter of fiscal 2023. Revenue from product sales and services increased by 12.2% and 21.9%, respectively for the first nine months of fiscal 2024 compared with the same period of fiscal 2023. The increases were driven by the same overall factors of revenue growth discussed previously.
Gross Margin

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 29, 2024	March 31, 2023	$ Change	% Change	March 29, 2024	March 31, 2023	$ Change	% Change
Revenue	$111,613	$83,480	$28,133	33.7%	$294,215	$255,414	$38,801	15.2%
Cost of revenue	75,079	53,647	21,432	40.0%	188,999	163,907	25,092	15.3%
Gross margin	$36,534	$29,833	$6,701	22.5%	$105,216	$91,507	$13,709	15.0%
% of revenue	32.7%	35.7%			35.8%	35.8%
Product margin %	32.6%	34.8%			38.1%	36.4%
Service margin %	33.0%	37.6%			31.0%	34.5%
Gross margin for the third quarter of fiscal 2024 increased by $6.7 million compared with the same quarter of fiscal 2023. Gross margin for the first nine months of fiscal 2024 increased by $13.7 million.
Gross margin dollars as a percentage of revenue decreased in the third quarter and for the first nine months of fiscal 2024 compared with the prior year primarily due to expected near term dilution as a result of the NEC Transaction.
Research and Development

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 29, 2024	March 31, 2023	$ Change	% Change	March 29, 2024	March 31, 2023	$ Change	% Change
Research and development	$10,623	$6,518	$4,105	63.0%	$25,441	$18,652	$6,789	36.4%
% of revenue	9.5%	7.8%			8.6%	7.3%
Research and development expenses increased by $4.1 million and $6.8 million for the third quarter and the first nine months of fiscal 2024, respectively, compared with the corresponding periods of fiscal 2023. The increase in research and development expenses was primarily due to increased product development activities and additional costs resulting from the NEC Transaction.

Selling and Administrative

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 29, 2024	March 31, 2023	$ Change	% Change	March 29, 2024	March 31, 2023	$ Change	% Change
Selling and administrative	$21,300	$15,842	$5,458	34.5%	$61,979	$49,913	$12,066	24.2%
% of revenue	19.1%	19.0%			21.1%	19.5%
Selling and administrative expenses increased by $5.5 million and $12.1 million for the third quarter and the first nine months of fiscal 2024, respectively, compared with the corresponding periods of fiscal 2023. The increase in selling and administrative expenses was primarily due to merger and acquisition expenses and additional costs resulting from the NEC Transaction.
Restructuring

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 29, 2024	March 31, 2023	$ Change	% Change	March 29, 2024	March 31, 2023	$ Change	% Change
Restructuring (recovery) charges	$(417)	$(23)	$(394)	1,713.0%	$2,227	$2,855	$(628)	(22.0)%
In the third quarter of fiscal 2024, restructuring recoveries were $(0.4) million, an increase of $0.4 million compared to the same period in fiscal 2023. For the first nine months of fiscal 2024, restructuring charges were $2.2 million, primarily related to restructuring activities associated with the NEC Transaction. The prior year includes non-recurring restructuring charges primarily associated with the Redline acquisition completed in the first quarter of fiscal 2023.
The Company’s successfully executed restructuring initiatives have enabled it to restructure specific groups to optimize skill sets and align its organizational structure to execute on strategic deliverables, in addition to aligning cost structure with the core of the business.
Interest Expense, net

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 29, 2024	March 31, 2023	$ Change	% Change	March 29, 2024	March 31, 2023	$ Change	% Change
Interest expense, net	$928	$122	$806	660.7%	$1,421	$210	$1,211	576.7%
Interest expense, net increased by $0.8 million and $1.2 million for the third quarter and the first nine months of fiscal 2024, respectively, compared with the corresponding periods of fiscal 2023. The increase in interest expense, net was primarily due to interest expense incurred on the Term Loan borrowings used to fund the NEC Transaction in the second quarter of fiscal 2024.
Other Expense, net

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 29, 2024	March 31, 2023	$ Change	% Change	March 29, 2024	March 31, 2023	$ Change	% Change
Other expense, net	$63	$306	$(243)	(79.4)%	$228	$2,540	$(2,312)	(91.0)%
Other expense, net decreased by $(0.2) million for the third quarter of fiscal 2024, primarily as a result of foreign exchange rate movement. Other expense, net decreased by $2.3 million for the first nine months of fiscal 2024, primarily due to non-recurring losses of $1.7 million recognized on the sale of marketable securities included in the prior year.

Income Taxes

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 29, 2024	March 31, 2023	$ Change	% Change	March 29, 2024	March 31, 2023	$ Change	% Change
Income before income taxes	$4,037	$7,068	$(3,031)	(42.9)%	$13,920	$17,337	$(3,417)	(19.7)%
Provision for income taxes	$619	$2,179	$(1,560)	(71.6)%	$3,607	$9,148	$(5,541)	(60.6)%
The Company estimates its annual effective tax rate at the end of each quarterly period, and records the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances.
Tax expense for the first nine months of fiscal 2024 was primarily attributable to tax expense for the U.S. entity and profitable foreign subsidiaries. Tax expense for the first nine months of fiscal 2023 was primarily attributable to tax expense related to U.S. and profitable foreign subsidiaries, including deferred tax expense associated with the acquisition of Redline in July 2022 and the subsequent multi-step restructuring, in which two Canadian Redline corporations converted to unlimited liability companies and then amalgamated by the end of September 2022.
Liquidity, Capital Resources, and Financial Strategies
Sources of Cash
As of March 29, 2024, the Company’s total cash and cash equivalents were $58.2 million. Approximately $20.6 million was held in the United States. The remaining balance of $37.6 million was held by entities outside the United States. Of the amount of cash and cash equivalents held by the Company’s foreign subsidiaries on March 29, 2024, $37.2 million was held in jurisdictions where its undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to foreign withholding taxes.
Operating Activities
Operating cash flows is presented as net income adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash provided by (used in) operating activities was $22.2 million for the first nine months of fiscal 2024, compared with $(9.0) million in the prior year. The $31.2 million increase is primarily attributable to improvements in working capital and increased net income prior to non-cash adjustments compared to the prior year.
Investing Activities
Net cash used in investing activities was $35.0 million for the first nine months of fiscal 2024, compared to $11.7 million in the prior year. The $23.3 million increase is primarily due to payments of the cash consideration associated with the NEC Transaction, partially offset by non-recurring activity included in the prior year related to proceeds received on the sale of marketable securities.
Financing Activities
Financing cash flows consist primarily of borrowings and repayments under the Company’s Credit Facility and proceeds from the exercise of employee stock options. Net cash provided by financing activities was $49.3 million for the first nine months of fiscal 2024, compared with $6.2 million in the prior year. The $43.1 million increase is primarily due to the $50.0 million of Term Loan borrowings primarily used to settle the cash portion of the consideration associated with the NEC Transaction.
As of March 29, 2024, the Company’s principal sources of liquidity consisted of $59.2 million in cash and cash equivalents and marketable securities, $35.2 million of available credit under its Credit Facility, and future collections of receivables from customers. The Company regularly requires letters of credit from certain customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce its credit and sovereign risk. Historically, the Company’s primary sources of liquidity have been cash flows from operations and credit facilities. Additionally, the Company has an effective shelf registration statement on Form S-3 allowing it to offer and sell, either individually or in combination, in one or more offerings, up to a total dollar amount of approximately $200.0 million of any combination of the securities described in the shelf registration statement or a related prospectus supplement.
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
The Company borrowed and repaid $33.2 million against the Revolver during the first nine months of fiscal 2024. In the second quarter of fiscal 2024, the Company borrowed $50.0 million against the Term Loan to primarily settle the cash portion of the consideration associated with the NEC Transaction. As of March 29, 2024, the Company had $49.4 million outstanding under its Term Loan and no borrowings under its Revolver and was in compliance with all financial covenants contained in the Credit Facility.
As of March 29, 2024, the Company had commercial commitments outstanding of $16.6 million, that were not recorded on the unaudited condensed consolidated balance sheets. The Company does not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on these performance guarantees in the future.

Critical Accounting Estimates
For information about the Company’s critical accounting estimates, see the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its fiscal 2023 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of doing business, the Company is exposed to risks associated with foreign currency exchange rates and changes in interest rates. The Company employs established policies and procedures governing the use of financial instruments to manage its exposure to such risks. Information about the Company’s market risk is presented in Part II, Item 7A in its fiscal 2023 Annual Report on Form 10-K. There have been no material changes to the Company’s market risk during the first nine months of fiscal 2024.
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
The Company enters into foreign exchange forward contracts to mitigate the change in fair value of specific non-functional currency assets and liabilities on the balance sheet. All balance sheet hedges are marked to market through earnings every period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. The Company did not have any foreign exchange forward contracts outstanding as of March 29, 2024.
Certain of the Company’s international business are transacted in non-U.S. dollar (“USD”) currencies. From time to time, the Company utilizes foreign currency hedging instruments to minimize the currency risk of non-USD transactions. The impact of translating the assets and liabilities of foreign operations to USD is included as a component of stockholders’ equity. As of March 29, 2024 and June 30, 2023, the cumulative translation adjustment decreased stockholders’ equity by $15.8 million and $16.0 million, respectively.
Interest Rate Risk
The Company’s exposure to market risk for changes in interest rates relates primarily to its cash equivalents and borrowings under its Credit Facility.

Exposure on Cash Equivalents
The Company had $58.2 million in total cash and cash equivalents as of March 29, 2024. Cash equivalents totaled $11.1 million as of March 29, 2024 and were comprised of money market funds and bank certificates of deposit. Cash equivalents have been recorded at fair value. Fair value is measured using inputs that fall into a three-level hierarchy that prioritizes the inputs used to measure fair value based on observability of such inputs. For more information on the fair value measurements of cash equivalents, please refer to Note 6. Fair Value Measurements of Assets and Liabilities of the Notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
The Company’s cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. The weighted-average days to maturity for cash equivalents held as of March 29, 2024 was 43 days, and these investments had an average yield of approximately 3.3% per annum. A 10% change in interest rates on the Company’s cash equivalents is not expected to have a material impact on its financial position, results of operations, or cash flows.
Exposure on Borrowings
As of March 29, 2024, the Company had $49.4 million outstanding under its Term Loan and no borrowings under its Revolver.
The Company’s borrowings under the current Credit Facility bear interest at either: (a) Adjusted Term SOFR plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly. As of March 29, 2024, the applicable margin on Adjusted Term SOFR and Base Rate borrowings was 2.50% and 1.50%, respectively. The effective rate of interest on the Company’s outstanding Term Loan borrowings as of March 29, 2024 was 7.9%.
A 10% change in interest rates is estimated to have a $0.4 million impact on annual interest expense on the Company’s outstanding long-term debt as of March 29, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with the participation of our President and CEO, and Chief Financial Officer (“CFO”), as of March 29, 2024, our CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, in a manner that allows for timely decisions regarding required disclosures and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls over Financial Reporting
There were no changes to our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended March 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of legal proceedings as of March 29, 2024, please refer to “Legal Proceedings” and “Contingent Liabilities” under Note 13. Commitments and Contingencies of the Notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which are incorporated into this item by reference.

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
In November 2021, the Company’s Board of Directors approved a stock repurchase program to purchase up to $10.0 million of the Company’s common stock. As of March 29, 2024, $6.9 million remains available and Aviat may choose to suspend or discontinue the repurchase program at any time. Repurchased shares are recorded as treasury stock.
During the third quarter of fiscal 2024, the Company did not repurchase any shares of its common stock.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
On February 14, 2024, Gary Croke, Vice President, Marketing and Product Line Management, adopted a new trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan is intended to permit Mr. Croke to sell an aggregate of 24,474 shares. Mr. Croke’s plan is in effect until December 31, 2024.
During the three months ended March 29, 2024, no other officers or directors, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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
Date: May 1, 2024

By:	/s/ David M. Gray
David M. Gray Senior Vice President and Chief Financial Officer (duly authorized officer)