Form 10-K
period 2024-06-28
AVIAT NETWORKS, INC.
filed 2024-10-04
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2024 or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of December 29, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $400.9 million. For purposes of this calculation, the registrant has assumed that its directors, executive officers and holders of 10% or more of the outstanding common stock are affiliates.
As of October 03, 2024, there were 12,676,490 shares of the registrant’s common stock outstanding.
_________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its fiscal 2024 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended June 28, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AVIAT NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 28, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including without limitation statements of, about, concerning or regarding: our plans, strategies and objectives for future operations, including with respect to growing our business and sustaining profitability; our restructuring efforts; our research and development efforts and new product releases and services; trends in revenue; drivers of our business and the markets in which we operate; future economic conditions; performance or outlook and changes in our industry and the markets we serve; the outcome of contingencies; the value of our contract awards; beliefs or expectations; the sufficiency of our cash and our capital needs and expenditures; our acquisition strategy; our intellectual property protection; our compliance with regulatory requirements and the associated expenses; expectations regarding litigation; our intention not to pay cash dividends; seasonality of our business; the impact of foreign exchange and inflation; taxes; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by the use of forward-looking terminology, such as “anticipates,” “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “strategy,” “projects,” “targets,” “goals,” “seeing,” “delivering,” “continues,” “forecasts,” “future,” “predict,” “might,” “could,” “potential,” or the negative of these terms, and similar words or expressions.
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
Aviat’s principal executive offices are located at 200 Parker Dr., Suite C100A, Austin, Texas 78728, and its telephone number is (408) 941-7100. Aviat’s common stock is listed on the NASDAQ Global Select Market under the symbol AVNW. As of June 28, 2024, the Company had 913 employees.
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
Revenue from our North America and international regions represented approximately 50% and 50% of our revenue in fiscal 2024, 58% and 42% of our revenue in fiscal 2023, and 66% and 34% of our revenue in fiscal 2022, respectively. Information about our revenue attributable to our geographic regions is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Note 10. Segment and Geographic Information” of the accompanying consolidated financial statements and notes in this Annual Report on Form 10-K.

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
•Broad product and solution portfolio. We offer a comprehensive suite of wireless transport and access systems for microwave and millimeter wave networking applications. These solutions utilize a wide range of transmission frequencies, ranging from 450 MHz to 90 GHz, and can deliver a wide range of transmission capacities, ranging up to 20 Gigabits per second (Gbps). The major product families included in these solutions are CTR 8000, WTM 4000, RDL 3000, RDL 6000, IRU 600, Pasolink, ProVision Plus and AviatCloud. Our CTR 8000 platform is a range of routers purpose-built for transport applications, especially those that require high level of reliability and security. WTM 4000, the highest capacity microwave radio ever produced to date, and purpose built for software-defined networks (“SDN”). SDN technology is an approach to networking management that enables dynamic, programmatically efficient networking configuration to improve networking performance and monitoring, making it more like cloud computing than traditional networking management. We introduced multiple important variants to the WTM 4000 platform; WTM4100 & 4200 providing single and dual frequency microwave links with advanced XPIC and MIMO capabilities; STR4500 for multi-channel aggregation of microwave channels in long distance applications; WTM4800 is the latest addition to address 5G network requirements and is capable of operating in the 80GHz E-Band at up to 20 Gbps capacity, with a unique single-box Multi-Band capability which simultaneously uses microwave and E-Band frequencies for maximum capacity, distance and reliability. WTM 4800 is the only single box multi-band solution for lowest total cost of ownership deployments. Aviat has now introduced a new 2-box extended distance Multi-Band (MB-XD) to extend 10 Gbps links over distances up to 20km, and Multi-Band Vendor Agnostic (MB-VA) that enables a seamless 10 Gbps E-Band overlay to existing legacy microwave links. Our RDL 3000 platform is designed to support ruggedized fixed and nomadic wireless access in remote and industrial applications. RDL 6000 is a highly differentiated Private-LTE solution that provides the equivalent coverage of a macro-base station, but in a compact and cost-effective all-outdoor design. Our IRU 600 EHP/UHP is an ultra-high power indoor microwave radio that enables relocation of mission critical links from the 6 GHz band to the 11 GHz band to minimize potential interference and deliver longer links with more capacity, while also minimizing tower related costs. Aviat Pasolink is a market-leading range of split-mount and all-outdoor microwave and millimeter-wave solutions with an extensive global installed base. Aviat’s ProVision Plus Management Software Suite enables operators to manage and control their network, optimize performance and lower operating expenses To address the issues of operational complexity in our customers’ networks, AviatCloud is a platform with secure hosted software and services to automate networks and their operations.
•Low total cost of ownership. Our wireless-based solutions focus on achieving a low total cost of ownership, including savings on the combined costs of initial acquisition, installation and ongoing operation and maintenance. Our latest generation system designs reduce rack space requirements, require less power, are software-configurable to reduce spare parts requirements, and are simple to install, operate, upgrade and maintain. Our advanced wireless features such as Multi-Band, high modulation and ultra-high power performance also enable operators to save on related costs, including spectrum fees and tower rental fees.
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
•Comprehensive network management. We offer a range of flexible network management solutions, from element management to enterprise-wide network and service management software, which together with our Frequency and Health Assurance expert software modules enable operators to improve network performance and lower costs.
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
Business Operations
Sales and Service
Our primary route to market is through our own direct sales, service and support organization. This provides us with the best opportunity to leverage our role as a technology specialist and differentiate ourselves from competitors. Our focus on key customers and geographies allows us to consistently achieve a high level of customer retention and repeat business. Our highest concentrations of sales and service resources are in the United States, Western and Southern Africa, the Philippines, and the European Union. We maintain a presence in a number of other countries, some of which are based in customer locations and include, but not limited to, Canada, Mexico, Kenya, India, Saudi Arabia, Indonesia, Australia, New Zealand, and Singapore.
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
Backlog
Our backlog was approximately $292 million at June 28, 2024 and $289 million at June 30, 2023, consisting primarily of contracts or purchase orders for both product and service deliveries and extended service warranties. Services include management’s initial estimate of the value of a customer’s commitment under a services contract. The calculation used by management involves estimates and judgments to gauge the extent of a customer’s commitment, including the type and duration of the agreement, and the presence of termination charges or wind down costs. Contract extensions and increases in scope are treated as backlog only to the extent of the new incremental value. We regularly review our backlog to ensure that our customers continue to honor their purchase commitments and have the financial means to purchase and deploy our products and services in accordance with the terms of their purchase contracts. Backlog estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidation, adjustments for revenue not materialized and adjustments for currency.
We expect to substantially deliver against the backlog as of June 28, 2024 during fiscal 2025, but we cannot be assured that this will occur. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty as well as long-term projects that could take more than a year to complete. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix and the possibility of changes in delivery schedules and additions or cancellations of orders.
Customers
Although we have a large customer base, during any given fiscal year or quarter, a small number of customers may account for a significant portion of our revenue.
During fiscal 2024 and 2023, no customers accounted for more than 10% of total revenue. During fiscal 2022 one customer accounted for approximately 13% of total revenue.
Competition
The microwave and millimeter-wave wireless networking business is a competitive and specialized segment of the telecommunications industry that is sensitive to technological advancements. Our principal competitors include business units of large mobile and IP network infrastructure manufacturers such as Ericsson, Huawei and Nokia Corporation, as well as a number of smaller microwave specialist companies such as Ceragon Networks Ltd., Cambium Networks Corporation and Airspan Networks. We also compete with fiber optic cable and low earth orbit satellites for networking connections.
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
We concentrate on market opportunities that we believe are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors are unique differentiators, TCO, product quality and reliability, technological capabilities, service, ability to meet delivery schedules and the effectiveness of dealers in international areas. We believe that the combination of our network and systems engineering support and service, global reach, technological innovation, agility and close collaborative relationships with our customers are the key competitive strengths for us. However, customers may still make decisions based primarily on factors such as price, financing terms and/or past or existing relationships, where it may be difficult for us to compete effectively or profitably.

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
Our research and development expenditures totaled $36.4 million, or 8.9% of revenue, in fiscal 2024, $24.9 million, or 7.2% of revenue, in fiscal 2023, and $22.6 million, or 7.5% of revenue, in fiscal 2022.
Research and development are primarily directed to the development of new products and to build technological capability. We are an industry innovator and intend to continue to focus significant resources on product development in an effort to maintain our competitiveness and support our entry into new markets.
Our product development teams totaled 196 employees as of June 28, 2024, and were located primarily in New Zealand, Slovenia and Canada.
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
Patents and Other Intellectual Property
We consider our patents, trademarks and other intellectual property rights, in the aggregate, to constitute an important asset. We own a portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property. As of June 28, 2024, we (collectively with our subsidiaries) own approximately 179 U.S. patents and 182 international patents and had 8 U.S. patent applications pending and 12 international patent applications pending. The United States Patent and Trademark Office (“USPTO”) and international equivalent bodies have not yet concluded substantive examination of our pending patent applications. Therefore, it is unclear what scope of additional patent coverage, if any, will eventually be provided as a result of those pending applications. Failure to obtain comprehensive patent coverage could impair our ability to prevent competitors from replicating some portions or all of our products. We also license intellectual property to and from third parties. The costs we pay or revenue we receive from such licenses may be dependent on certain factors, such as the market for such licenses and whether such licenses can be negotiated on commercially acceptable terms. However, we do not consider our business to be materially dependent upon any single patent, license or other intellectual property right.
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
Environmental and Other Regulations
Our facilities and operations, in common with those of our industry in general, are subject to numerous domestic and international laws and regulations designed to protect the environment, increase transparency or modify corporate behavior, particularly with regard to wastes and emissions. We believe that we have substantially complied with these requirements and that such compliance has not had a material adverse effect on our results of operations, financial condition or cash flows. Based upon currently available information, we do not expect expenditures to protect the environment and to comply with current environmental laws and regulations over the next several years to have a material impact on our competitive or financial position but can give no assurance that such expenditures will not exceed current expectations, especially as such laws are evolving quickly and obligations on companies like ours may become more burdensome over time. From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and

Liability Act, which is commonly known as the Superfund Act, and equivalent laws. Such notices may assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We are not presently aware of any such liability that could be material to our business, financial condition or operating results, but due to the nature of our business and environmental risks, we cannot provide assurance that any such material liability will not arise in the future.
Electronic products are subject to environmental regulation in a number of jurisdictions. Equipment produced by us is subject to domestic and international requirements requiring end-of-life management and/or restricting materials in products delivered to customers. We believe that we have substantially complied with such rules and regulations, where applicable, with respect to our existing products sold into such jurisdictions.
Radio communications are also subject to various governmental regulation. Equipment produced by us is subject to domestic and international requirements to avoid interference among users of radio frequencies and to permit interconnection of telecommunications equipment. We believe that we have substantially complied with such rules and regulations with respect to our existing products, and we intend to comply with such rules and regulations with respect to our future products. Reallocation of the frequency spectrum could impact our business, financial condition and results of operations.
We have a comprehensive policy and procedures in effect concerning conflict minerals compliance.
Human Capital Management
As of June 28, 2024, we had 913 employees, of whom 909 were full-time employees and 279 were located in the U.S. None of our employees in the U.S. are represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our employee relations are good. In the highly competitive technology market, we have been able to attract and retain diverse, well-qualified talent across our functions. Through our structured hiring process, we work to provide training for hiring managers in the selection process, detailed onboarding plans for new hires and surveys at regular intervals during the first months of employment to help measure engagement and support success. From time to time, we conduct surveys of our existing employee population and to help identify action items at the functional level as well as establishing company-wide initiatives to continually improve our culture and processes.
We believe we offer a competitive compensation package, tailored to the job function and location of each employee and linked to internal and external benchmarking. We have a global team, and we offer competitive compensation and benefits programs that meet the needs of our employees, while also reflecting local market practices. Our U.S. benefits plan includes health benefits, life and disability insurance, various voluntary insurances, flexible time off and leave programs, and a retirement plan with employer match. Our international benefits plans are competitive locally and generally provide similar benefits. We grant equity-based compensation to many of our employees. In addition, we offer benefits to support our employees’ physical and mental health by providing tools and resources to help them improve or maintain their health and encourage healthy behaviors.
Information about our Executive Officers
The executive officers of Aviat as of October 4, 2024, are as follows:

Name and Age	Position Currently Held and Past Business Experience
Peter A. Smith, 58
Mr. Smith was appointed President and Chief Executive Officer in January 2020. Prior to joining Aviat Networks, Mr. Smith served as Senior Vice President, US Windows and Canada for Jeld-Wen from March 2017 to December 2019. Prior to Jeld-Wen, he served as President of Polypore International’s Transportation and Industrial segment from October 2013 to March 2017. Previously, he served as Chief Executive Officer and a director of Voltaix Inc. from September 2011 to October 2013. Earlier in his career, Mr. Smith held various executive leadership positions at Fortune 100 and Fortune 500 companies, including Cooper Industries, Dover Knowles Electronics and Honeywell Specialty Materials. Mr. Smith also served on the board of Soleras Advanced Coatings from August 2015 to October 2018 and Adaptive 3D Technologies from December 2020 through its sale in May 2021. Mr. Smith has both a Bachelor of Science degree in Material (Ceramics) Engineering and PhD in Material Science and Engineering from Rutgers University, and holds a Master of Business Administration degree from Arizona State University.

Michael C. Connaway, 44
As Chief Financial Officer (CFO), Mr. Connaway is responsible for worldwide finance, treasury, accounting, reporting, compliance and taxation. Prior to joining Aviat, Mr. Connaway was Vice President and Chief Financial Officer of Honeywell’s Energy & Sustainability Solutions segment, and before that served in CFO capacities leading finance in its Safety & Productivity Solutions segment, and Advanced Materials business. Mr. Connaway started his career with General Electric, beginning in its financial management program and corporate audit group, before progressing to executive finance leadership positions within its Healthcare business. Before Honeywell, Mr. Connaway served as Chief Financial Officer of ABB’s Industrial Solutions business, after it was acquired from GE Energy Connections. Mr. Connaway was instrumental in integrating Industrial Solutions into ABB’s Electrification segment, driving post transaction synergies, fostering a culture of performance excellence, and instilling greater financial and operational rigor across all business processes. Mr. Connaway holds a Bachelor of Science degree in Finance from Boston College.

Erin R. Boase, 45
As General Counsel, Ms. Boase is responsible for all aspects of the Legal function. Ms. Boase brings a depth of experience to the team in privacy, employment, compliance, real estate, M&A, as well as, copyright, trademark and other product, software, service and cloud-related legal matters. Ms. Boase was previously at Lifesize, Inc. where she served as Head of Legal and Corporate Secretary. Prior to that she was the Senior Corporate Counsel at Cisco (formerly Duo Security, Inc.) where she managed the adoption of GDPR privacy compliance, development of company policies, copyright and trademark, technical compliance as well as other legal matters. Earlier in her career she held legal positions of progressive responsibility with Dell’s Computer and Security business and Thomson Reuters. Ms. Boase holds a Juris Doctorate, Technology and Communications and graduated Cum Laude from Thomas Jefferson School of Law and a Bachelor of Arts from Midwestern State University.

Gary G. Croke, 52
As Vice President of Marketing, Mr. Croke is responsible for Aviat’s global marketing which includes corporate and strategic marketing functions and product line management. Mr. Croke charts Aviat’s global product and marketing strategy and ensures successful company-wide implementation. His team's primary focus is on achieving business growth through the definition and launch of new solutions that drive customer economic value. Mr. Croke has over 25 years of leadership experience in the data and mobile communications sectors and he is highly skilled at delivering creative and compelling value propositions with demand generation programs that produce business results. Mr. Croke has a bachelor’s degree in electrical engineering from Memorial University of Newfoundland and has pursued postgraduate studies/research in business administration at the University of Ottawa.

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

Business and Operational Risk Factors
•Our sales cycle may be lengthy, and the timing of sales, along with additional services such as network design, installation and implementation of our products within our customers’ networks, may extend over more than one period, which can make our operating results more volatile and difficult to predict and can complicate the proper recognition of revenue on more complex sales transactions.
•Our success will depend on new products introduced to the marketplace in a timely manner, successfully completing product transitioning and achieving customer acceptance.
•We rely on various third-party service partners to help complement our global operations, and failure to adequately manage these relationships could adversely impact our financial results and relationships with customers.
•We continually evaluate the optimal mix and location of our manufacturing assets and our third-party contract manufacturer assets, and any movement or re-allocation of these manufacturing assets may not be successful, could disrupt our operations, cause us to incur increased costs, and adversely affect our business and our operating results.
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
•We continually evaluate strategic transaction opportunities which could involve merger, divestiture, sale and/or acquisition activities that could disrupt our operations and harm our operating results, and may require management to devote significant attention and resources to achieve strategic transactions.

Financial and Macroeconomic Risk Factors
•Due to the volume of our international sales, we may be susceptible to a number of political, economic and geographic risks that could harm our business.
•There are inherent limitations on the effectiveness of our controls and if we fail to implement and maintain effective internal control over financial reporting, it could adversely impact our business, results of operations, investor confidence and our stock price.
•We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.
•The effects of global financial and economic conditions in certain markets and of certain economies and sovereign states have had, and may continue to have, significant effects on our customers and suppliers, and has in the past, and may in the future have, a material adverse effect on our business, operating results, financial condition and stock price.
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
•We are subject to laws, rules, regulations and policies regarding data privacy and cybersecurity. Many of these laws and regulations are subject to change and reinterpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, reputational damage or other harm to our business.

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

Business and Operational Risk Factors

Our sales cycle may be lengthy, and the timing of sales, along with additional services such as network design, installation and implementation of our products within our customers’ networks, may extend over more than one period, which can make our operating results more volatile and difficult to predict and can complicate the proper recognition of revenue on more complex sales transactions.
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

We continually evaluate the optimal mix and location of our manufacturing assets and our third-party contract manufacturer assets, and any movement or re-allocation of these manufacturing assets may not be successful, could disrupt our operations, cause us to incur increased costs, and adversely affect our business and our operating results.
Our global manufacturing strategy follows an outsourced manufacturing model using contract manufacturing partners in Asia and the United States. We continually evaluate the optimal mix and location of our manufacturing assets and our third-party contract manufacturer assets, to optimize our manufacturing footprint with our global customer base. Any of our decisions to move or re-allocate manufacturing assets to new locations or different third-party contract manufacturers may not be successful, could disrupt our operations, cause us to incur increased costs, and adversely affect our business and our operating results. The movement of manufacturing assets can be capital intensive, costly and time-consuming, and may cause disruptions in our ability to fulfill customer orders in a timely manner.
If we are not successful in optimizing the mix and location of our manufacturing assets and our third-party contract manufacturer assets, our financial results and relationships with our customers could be adversely affected.

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
The wireless access, interconnection and backhaul business is a specialized segment of the wireless telecommunications industry and is extremely competitive. Competition in this segment is intense, and we expect it to increase. Some of our competitors have more extensive engineering, manufacturing and marketing capabilities and significantly greater financial, technical and personnel resources than we have. In addition, some of our competitors have greater name recognition, broader product lines, a larger installed base of products and longer-standing customer relationships. Our competitors include established companies, such as Ericsson, Huawei and Nokia, as well as a number of other public and private companies, such as Ceragon Networks. Some of our competitors are OEMs or systems integrators through whom we market and sell our products, which means our business success may depend on these competitors to some extent. One or more of our largest customers could internally develop the capability to manufacture products similar to those manufactured or outsourced by us and, as a result, the demand for our products and services may decrease.
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

We continually evaluate strategic transaction opportunities which could involve merger, divestiture, sale and/or acquisition activities that could disrupt our operations and harm our operating results, and may require management to devote significant attention and resources to achieve strategic transactions.
Our growth depends upon market growth, our ability to enhance our existing products and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions, product lines, technologies, and personnel. Strategic transactions involve numerous risks, including the following:

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
Strategic transactions may require our management to devote significant attention and resources to integrating acquired businesses within our business. Potential difficulties that may be encountered in the integration process include, among others:

•the inability to successfully integrate the acquired business into the Aviat business in a manner that permits us to achieve the revenue and synergies we anticipated from the transaction;
•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with strategic transactions;
•integrating personnel from acquired businesses, while maintaining focus on providing consistent, high-quality products and services;
•integrating relationships with customers, vendors and business partners;
•performance shortfalls as a result of the diversion of management’s attention caused by completing strategic transactions and integrating acquired operations into Aviat; or
•the disruption of, or loss of momentum in, the ongoing business or inconsistencies in standards, controls, procedures and policies.

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
We are highly dependent on sales to customers outside the U.S. In fiscal 2024, our sales to international customers accounted for 52% of total revenue. Significant portions of our international sales are in less developed countries. Our international sales are likely to continue to account for a large percentage of our products and services revenue for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event could result in a significant decline in revenue. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act (“FCPA”), and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.
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
•restrictions on travel to locations where we conduct business;
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
A material portion of our sales and expenses stem from countries outside of the United States, and are in currencies other than U.S. dollars, and therefore subject to foreign currency fluctuation. Accordingly, fluctuations in foreign currency rates could have a material impact on our financial results in future periods. From time to time, we enter into foreign currency exchange forward contracts to reduce the volatility of cash flows primarily related to forecasted foreign currency expenses. These forward contracts reduce the impact of currency exchange rate movements on certain transactions, but do not cover all foreign-denominated transactions and therefore do not entirely eliminate the impact of fluctuations in exchange rates on our results of operations and financial condition.

There are inherent limitations on the effectiveness of our controls and if we fail to implement and maintain effective internal control over financial reporting, it could adversely impact our business, results of operations, investor confidence and our stock price.
We do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that resource constraints exist, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes, including at times of personnel turnover. Controls can also be circumvented by individual acts of some persons, by collusion of two or more people, or by management’s override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate due to changes in conditions or deterioration in the degree of compliance with policies or procedures. If our controls become inadequate, we could fail to meet our financial reporting obligations, our reputation may be adversely affected, our business and operating results could be harmed, and the market price of our stock could decline. We may not be successful implementing internal control procedures related to acquired businesses. Our evaluation and remediation of assessed deficiencies over internal controls, if any, could require us to incur significant expense and adversely affect our operating results, investor confidence and our stock price.
As discussed in Note 16. Revisions to Prior Period Consolidated Financial Statements of the Notes to the consolidated financial statements in this Annual Report on Form 10-K, subsequent to the issuance of the consolidated financial statements and related disclosures for the fiscal year ended June 30, 2023, the Company identified certain errors in its previously issued consolidated financial statements related to estimated total contract costs and progress to completion for an over-time arrangement. The Company has identified additional errors impacting the quarterly financial statements for fiscal 2024 related to the recognition of revenue prior to performance obligations being met and related to journal entries recorded in error. In accordance with ASC 250, Accounting Changes and Error Corrections and Staff Accounting Bulletins (“SAB”) No. 99, Materiality and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of the errors and determined that the impacts were not material, individually or in the aggregate, to the Company’s previously issued consolidated financial statements for any of the prior reporting periods in which they occurred, but that correcting the error in the current reporting period would be material to the Company’s results of operations for fiscal 2024. As a result, the Company has restated the prior period financial statements and related disclosures for fiscal 2023 to correct the errors. The Company will also correct previously issued quarterly financial statements and related disclosures for such immaterial errors in future filings, as applicable (see “Part II, Item 9B. Other Information” below for additional information).
Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. Ineffective internal control over financial reporting could result in errors in our financial statements, reduce investor confidence, and adversely affect our stock price. As disclosed in Part II, Item 9A “Controls and Procedures” in this Form 10-K, we concluded that our internal control over financial reporting was not effective for the fiscal year ended June 28, 2024, due to certain material weaknesses identified related to an ineffective control environment, ineffective control activities, and ineffective monitoring activities. We implemented certain corrective measures in the fourth quarter of fiscal 2024, including hiring a new Chief Financial Officer, Head of Internal Audit, and backfilling vacancies resulting from key finance and accounting personnel turnover. However, due to the material weaknesses described above, there is a reasonable possibility that our existing controls would not have detected a material misstatement in a timely manner if it were to be material. These measures are part of a process of remediating the material weaknesses that is under way and that we believe will remediate the material weaknesses. However, if we are unable to remediate the material weaknesses in an appropriate and timely manner, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and, consequently, our ability to prepare financial statements within required time periods, could be adversely affected. Our failure to maintain effective internal control over financial reporting could result in violations of applicable securities laws and stock exchange listing requirements; subject us to litigation and investigations; negatively affect investor confidence in our financial statements; and adversely impact our stock price and ability to access capital markets.

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

The effects of global or market specific financial and economic conditions in certain markets and of certain economies and sovereign states have had, and may continue to have, significant effects on our customers and suppliers, and has in the past, and may in the future have, a material adverse effect on our business, operating results, financial condition and stock price.
The effects of global financial and economic conditions in certain markets and of certain economies and sovereign states include, among other things, significant reductions in available capital and liquidity from credit markets, supply or demand driven inflationary pressures, and substantial fluctuations in currency values worldwide.
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
If global financial markets decline for long periods, or if there is a downgrade of the U.S. government credit rating due to an actual or threatened default on government debt, or downgrades of credit ratings of other sovereign states, our ability and our customers and suppliers ability to access capital and maintain liquidity for continuing operations may be adversely affected.
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
We believe that these Tax Benefits are a valuable asset for us. The Amended and Restated Tax Benefit Preservation Plan (the “Plan”), dated as of August 27, 2020, and amended as of February 28, 2023, is intended to protect our Tax Benefits during the effective period of the Plan. The amended Plan was approved at the Company’s November 2023 Annual Meeting of Stockholders, which extended the final expiration date of the Plan until March 3, 2026. Although the Plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the restrictions on transferability in the Plan will prevent all transfers that could result in such an “ownership change”.

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
We are subject to rules and regulations of federal and state regulatory authorities, The NASDAQ Stock Market LLC (“NASDAQ”) and financial market entities charged with the protection of investors and the oversight of companies whose securities are publicly traded, and foreign and domestic legislative bodies. During the past few years, these entities, including the Public Company Accounting Oversight Board, the SEC, NASDAQ and several foreign governments, have issued requirements, laws and regulations and continue to develop additional requirements, laws and regulations, most notably the Sarbanes-Oxley Act of 2002 (“SOX”), and recent laws and regulations regarding bribery and unfair competition, including the SEC’s recently-approved (though currently paused, pending litigation) rules relating to the disclosure of climate-related information. Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of substantial management time and attention from revenue-generating activities to compliance activities.
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

We are subject to laws, rules, regulations and policies regarding data privacy and cybersecurity. Many of these laws and regulations are subject to change and reinterpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, reputational damage or other harm to our business.
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
Increasing attention to, and societal expectations on companies to address, climate change and other environmental and social impacts, investor and societal expectations regarding voluntary ESG disclosures may result in increased costs to us and our suppliers, contract manufacturers, and customers. Moreover, while we create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Additionally, in March 2024, the SEC approved final rules that necessitate the disclosure of climate-related information in registration statements and periodic reports. In April 2024, the SEC issued an Order to stay its climate rule, pausing the implementation of the final rules. We are assessing the proposed final rules, but at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from the rule. To the extent the final rules are upheld, we could incur increased costs relating to the assessment and disclosure of climate-related information in our periodic reports.
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
Natural disasters, such as hurricanes, earthquakes, fires, extreme weather conditions and floods, could adversely affect our operations and financial performance. In addition, climate change may contribute to the increased frequency or intensity of extreme weather events, including storms, wildfires, and other natural disasters. Further, acts of terrorism or war could significantly disrupt our supply chain and access to vital components. Such events have in the past and could in the future result in physical damage to one or more of our facilities, the temporary closure of one or more of our facilities or those of our suppliers, a temporary lack of an adequate work force in a market, a temporary or long-term disruption in the supply of products from local or overseas suppliers or contract manufacturers, a temporary disruption in the transport of goods from overseas, and delays in the delivery of goods. Accordingly, climate change and natural disasters may impact the availability and cost of materials and natural resources, sources and supply of energy necessary for our operations, and could also increase insurance and other operating costs. Many of our facilities around the world (and the operations of our suppliers) are in locations that may be impacted by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to our facilities or those of our suppliers, such as loss or spoilage of inventory and business interruption caused by such events. In addition, if there is a natural disaster in any of the locations in which our significant customers are located, our customers may incur losses or sustained business interruption, or both, which may materially impair their ability to continue their purchase of products from us. Public health issues, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of suppliers or customers, or have an adverse impact on customer demand. As a result of any of these events, we may be required to suspend operations in some or all of our locations, which could have an adverse effect on our business, financial condition, results of operations, and cash flows. These events could also reduce demand for our products or make it difficult or impossible to receive components from suppliers. Although we maintain business interruption insurance and other insurance intended to cover some or all of these risks, such insurance may be inadequate, whether because of coverage amount, policy limitations, the financial viability of the insurance companies issuing such policies, or other reasons.

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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
At Aviat, cybersecurity processes, controls and technologies have been implemented to help facilitate the Company’s efforts to identify, assess and manage material risks associated with cybersecurity threats.
Risk Management and Strategy
The Company has sought to leverage the National Institute of Standards and Technology Cybersecurity Framework (the "NIST CSF") as a guideline for its cybersecurity framework and to help identify, assess and manage cybersecurity risks related to its business. The Company regularly engages third party experts, including cybersecurity assessors, consultants and auditors to evaluate and test our cybersecurity risk management systems and processes. The Company’s partnership with these third-parties include regular audits and threat assessments. The Company requires all of its third-party information technology vendors to undergo evaluations by the Company’s internal data privacy and data security team as a part of efforts to assess, document and mitigate potential cybersecurity threats associated with the use of such vendors and the software, applications and services they provide.
In addition, we undertake ongoing cyber risk assessments as part of our efforts to detect, evaluate and respond to potential cybersecurity threats, including regular testing by our internal information security team. We require all employees and contractors to participate in cybersecurity training designed to enhance their understanding of cyber threats and their ability to identify and escalate potential incidents. Our vulnerability management program is designed to identify, assess, and remediate cybersecurity threats in our systems, such as through penetration testing.
Incident Reporting
If cybersecurity incidents occur, certain of the Company’s executive leadership team, legal counsel, and Audit Committee would be briefed and a determination would be made as to whether such incident or vulnerability is deemed material to the Company. The Company’s incident response plan is tested annually to assess its operational effectiveness. We conduct an annual “tabletop” exercise during which we simulate cybersecurity incidents to help us prepare to respond to a cybersecurity incident and to identify areas for potential improvement.
As of the date of this Annual Report on Form 10-K, the Company does not believe it has encountered, and has not identified any risks from cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to the business. See “Item 1A, Risk Factors,” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.
Governance
Aviat’s Board of Directors has oversight of the Company’s cybersecurity risk as a component of its risk management. This includes prioritization of cybersecurity risks and the allocation of resources. The Board of Directors receives regular updates on the Company’s cybersecurity program. The Board of Directors have delegated its responsibility for risk management oversight to the Audit Committee, which regularly reviews Aviat’s cybersecurity program with the Company’s management. The Company’s management, including its Senior Director of Information Technology, Chief Financial Officer, and General Counsel, provide the Board of Directors updates regarding current and emerging cybersecurity threats, status of ongoing cybersecurity initiatives, certain incident reports and events, remediation efforts, and compliance with regulatory and industry standards.
The Company’s Senior Director of Information Technology is primarily responsible for assessing and managing our material risks from cybersecurity threats, monitoring the effectiveness of our cybersecurity detection and response processes in countering current threats and providing updates to the executive team.

Item 2. Properties
The Company leases office space, assembly facilities, repair and service centers, and warehouses in multiple locations in the United States and internationally. Aviat’s corporate headquarters is in Austin, Texas and most of its locations based in the United States are in Texas. Internationally, the Company leases facilities throughout Europe, North America, Africa and Asia. The Company owns one facility in Wellington, New Zealand. Refer to Note 4. Leases and Note 5. Balance Sheet Components of the Notes to the consolidated financial statements in this Annual Report on Form 10-K for further information.
Item 3. Legal Proceedings
For a discussion of legal proceedings as of June 28, 2024, refer to “Legal Proceedings” and “Contingent Liabilities” under Note 13. Commitments and Contingencies of the Notes to the consolidated financial statements in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information on Common Stock
Aviat’s common stock is listed and primarily traded on the NASDAQ Global Select Market (“NASDAQ”), under the ticker symbol AVNW. According to the records of the Company’s transfer agent, as of October 3, 2024, there were approximately 1,750 holders of record of Aviat’s common stock.
Dividend Policy
The Company has not paid cash dividends on its common stock and does not intend to pay cash dividends at this time. The Company intends to retain any earnings for use in its business. In addition, the covenants of the Company’s credit facility may restrict it from paying dividends or making other distributions to its stockholders under certain circumstances. Refer to Note 7. Credit Facility and Debt of the Notes to the consolidated financial statements in this Annual Report on Form 10-K for further information.
Sales of Unregistered Securities
During fiscal 2024, the Company did not issue or sell any unregistered securities not previously reported on Form 10-Q or 8-K.
Issuer Purchases of Equity Securities
In November 2021, the Company’s Board of Directors approved a stock repurchase program to purchase up to $10.0 million of its common stock. As of June 28, 2024, $6.9 million remains available under the stock repurchase program, and the Company may choose to suspend or discontinue the repurchase program at any time. During the fourth quarter of fiscal 2024, the Company did not repurchase any shares of its common stock.

Performance Graph
The following graph and accompanying data compare the cumulative total return of Aviat’s common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the five-year period ended June 28, 2024. The comparison assumes $100 was invested on June 28, 2019, in the Company’s common stock and each of the indices and assumes reinvestment of dividends. The historical stock price performance shown below is not indicative of future price performance. Note that this graph and accompanying data is “furnished,” not “filed,” with the SEC.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Aviat Networks, Inc., the NASDAQ Composite Index
and the NASDAQ Telecommunications Index

500
400
300
200
100
0
06/28/19
07/03/20
07/02/21
07/01/22
06/30/23
06/28/24
Aviat Networks, Inc.
NASDAQ Composite
NASDAQ Telecommunications

	06/28/19	07/03/20	07/02/21	07/01/22	06/30/23	06/28/24
Aviat Networks, Inc.	$100.00	$135.69	$465.40	$366.28	$487.09	$418.73
NASDAQ Composite	$100.00	$128.84	$186.10	$142.44	$178.08	$230.80
NASDAQ Telecommunications	$100.00	$104.43	$139.26	$111.48	$108.27	$121.56
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Aviat Networks, Inc.’s (“Aviat”, the “Company”, “we”, “us”, or “our”) results of operations and financial condition during the two-year period ended June 28, 2024. MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s consolidated financial statements and accompanying notes. In the discussion herein, the fiscal years ended June 28, 2024, June 30, 2023, and July 1, 2022 are referred to as “fiscal 2024”, “fiscal 2023” and “fiscal 2022”, respectively. Aviat’s fiscal year ends on the Friday nearest to June 30. For a comparison of the results of operations for fiscal 2023 and 2022, refer to Aviat’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on August 30, 2023.
Overview
Aviat is a global supplier of microwave networking and access networking solutions, backed by an extensive suite of professional services and support. Aviat sells radios, routers, software and services integral to the functioning of data transport networks. Aviat has more than 3,000 customers and significant relationships with global service providers and private network operators. Aviat’s North America manufacturing base consists of a combination of contract manufacturing and assembly and testing operated in Austin, Texas by Aviat. Additionally, Aviat utilizes a contract manufacturer based in Asia for much of its international equipment demand. Aviat’s technology is underpinned by more than 300 patents. Aviat competes on the basis of total cost of ownership, microwave radio expertise and solutions for mission critical communications.
Acquisitions

NEC’s Wireless Transport Business
On May 9, 2023, the Company entered into a Master Sale of Business Agreement (as amended on November 30, 2023, the “Purchase Agreement”) with NEC Corporation (“NEC”), to acquire NEC’s wireless transport business (the “NEC Transaction”). The Company completed the NEC Transaction on November 30, 2023.
Prior to the acquisition date, NEC was a leader in wireless backhaul networks with an extensive installed base of their Pasolink series products. The completion of the NEC Transaction increases the scale of Aviat, enhances the Company’s product portfolio with a greater capability to innovate, and creates a more diversified business. Refer to Note 12. Acquisitions of the Notes to the consolidated financial statements in this Annual Report on Form 10-K (the “Notes”) for further information.
The fair value of the consideration transferred at the closing of the NEC Transaction was comprised of (i) cash of $32.2 million, and (ii) the issuance of 736,750 shares or $22.3 million of Company common stock. Aggregate consideration transferred at closing was approximately $54.5 million, which is subject to certain post-closing adjustments. The Company estimates additional cash consideration of approximately $19.9 million will be transferred to NEC in the first half of fiscal 2025, primarily related to settlement of the post-closing working capital adjustment. The Company funded the cash portion of the NEC Transaction with Term Loan borrowings under its Credit Facility (as defined below). Refer to Note 7. Credit Facility and Debt of the Notes for further information.
Redline Communications Group Inc.
In the first quarter of fiscal 2023, the Company acquired all of the issued and outstanding shares of Redline Communications Group Inc. (“Redline”), for a purchase price of $20.4 million. Redline is a leading provider of mission-critical data infrastructure. See Note 12. Acquisitions of the Notes for further information.
Operations Review
The market for mobile backhaul continued to be the Company’s primary addressable market segment globally in fiscal 2024. In North America, the Company supported 5G and long-term evolution (“LTE”) deployments of its mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, the Company’s business continued to rely on a combination of customers increasing their capacity to handle subscriber growth and the ongoing build-out of some large LTE and 5G deployments. Aviat’s position continues to be to support its customers for 5G and LTE readiness and ensure that its technology roadmap is well aligned with evolving market requirements. Aviat’s strength in turnkey and after-sale support services is a differentiating factor that wins business for the Company and enables it to expand its business with existing customers. Additionally, Aviat operates an e-commerce on-line platform, Aviat Store, that provides low-cost services, a simple experience, and fast delivery to mobile operators and private network customers. However, as disclosed in the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K, a number of factors could prevent the Company from achieving its objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that it serves.
Revisions to Prior Period Consolidated Financial Statements
Subsequent to the issuance of the consolidated financial statements and related disclosures for the fiscal year ended June 30, 2023, the Company identified certain errors in its previously issued consolidated financial statements. The Company evaluated the materiality of the errors and determined that the impacts were not material, individually or in the aggregate, to the Company’s previously issued consolidated financial statements for any of the prior reporting periods in which they occurred. The Company has revised the prior period financial statements for fiscal 2024 and fiscal 2023 to correct the errors. The revisions ensure comparability across all periods presented herein. Refer to Note 16. Revisions to Prior Period Consolidated Financial Statements of the Notes for further information.
Fiscal 2024 Compared to Fiscal 2023
Revenue
The Company manages its sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe and (3) Latin America and Asia Pacific. Revenue by region for fiscal 2024 and 2023 and the related changes were as follows:

	Fiscal Year
(In thousands, except percentages)	2024	2023	$ Change	% Change
North America	$206,073	$200,678	$5,395	2.7%
Africa and the Middle East	48,884	59,674	(10,790)	(18.1)%
Europe	24,608	18,772	5,836	31.1%
Latin America and Asia Pacific	128,518	65,309	63,209	96.8%
Total Revenue	$408,083	$344,433	$63,650	18.5%
The Company achieved revenue growth of 18.5% in fiscal 2024 primarily driven by contributions from the NEC Transaction and increased private network and mobile 5G operator demand. Contributions from the NEC Transaction totaled $54.9 million for the period from December 2023 to June 2024. Key revenue growth areas include 44% growth in software sales, 359% growth in Access LTE/5G, 36% growth in Managed Services and an increase in sales through the Aviat Store of 21%.
Revenue in North America increased by $5.4 million in fiscal 2024 primarily due to private network and mobile 5G operator demand. Services revenue in North America remained flat year-over-year as significant projects ended in fiscal 2024.
Revenue in Africa and the Middle East decreased by $(10.8) million in fiscal 2024 primarily due to cyclical softness in the capital expenditure plans of large mobile operators in the region and currency impacts from locally provided services. The Middle East as a sub-region increased by $3.3 million primarily due to contributions from the NEC Transaction of $2.5 million.
Revenue in Europe increased by $5.8 million in fiscal 2024 primarily due to increased sales to mobile operators in the region. The NEC Transaction contributed $5.6 million in sales in Europe.
Revenue in Latin America and Asia Pacific increased by $63.2 million in fiscal 2024 primarily due to contributions from the NEC Transaction totaling $44.6 million and higher volumes of projects with mobile operators, including organic volume growth of $17.6 million in Asia Pacific compared to the prior year.

	Fiscal Year
(In thousands, except percentages)	2024	2023	$ Change	% Change
Product sales	$274,205	$238,579	$35,626	14.9%
Services	133,878	105,854	28,024	26.5%
Total Revenue	$408,083	$344,433	$63,650	18.5%
Revenue from product sales and services increased by 14.9% and 26.5%, respectively in fiscal 2024 primarily due to the same overall factors of revenue growth discussed previously.
Gross Margin

	Fiscal Year
(In thousands, except percentages)	2024	2023	$ Change	% Change
Revenue	$408,083	$344,433	$63,650	18.5%
Cost of revenue	263,351	222,051	41,300	18.6%
Gross margin	$144,732	$122,382	$22,350	18.3%
% of revenue	35.5%	35.5%
Product margin %	37.4%	36.9%
Service margin %	31.6%	32.5%
Gross margin for fiscal 2024 increased by $22.4 million compared with fiscal 2023 primarily due to the revenue growth described previously. Gross margin as a percentage of revenue was flat compared to the prior year as a result of the expected near term dilution effect of the NEC Transaction, offsetting margin expansion in the core Aviat business compared to the prior year driven by favorable customer mix and higher software sales compared to fiscal 2023.
Research and Development Expenses

	Fiscal Year
(In thousands, except percentages)	2024	2023	$ Change	% Change
Research and development expenses	$36,426	$24,908	$11,518	46.2%
% of revenue	8.9%	7.2%
Research and development expenses increased by $11.5 million in fiscal 2024 primarily due to increased product development activities and additional costs resulting from the NEC Transaction. The NEC Transaction contributed $7.2 million of the increase compared to the prior year.
Selling and Administrative Expenses

	Fiscal Year
(In thousands, except percentages)	2024	2023	$ Change	% Change
Selling and administrative expenses	$85,038	$69,842	$15,196	21.8%
% of revenue	20.8%	20.3%
Selling and administrative expenses increased by $15.2 million in fiscal 2024 primarily due to merger and acquisition expenses and additional costs resulting from the NEC Transaction.
Restructuring Charges

	Fiscal Year
(In thousands, except percentages)	2024	2023	$ Change	% Change
Restructuring charges	$3,867	$3,012	$855	28.4%
% of revenue	0.9%	0.9%
During fiscal 2024 restructuring charges were $3.9 million, an increase of $0.9 million compared to fiscal 2023, primarily related to restructuring activities associated with the NEC Transaction and reductions in workforce in certain of the Company’s operations. The prior year includes non-recurring restructuring charges primarily associated with the Redline acquisition completed in the first quarter of fiscal 2023.

The Company’s success in restructuring initiatives has enabled it to restructure specific groups to optimize skill sets and align its organizational structure to execute on strategic deliverables, in addition to aligning cost structure with the core business.
Interest Expense, Net

	Fiscal Year
(In thousands, except percentages)	2024	2023	$ Change	% Change
Interest expense, net	$2,337	$532	$1,805	339.3%
Interest expense, net increased by $1.8 million in fiscal 2024 primarily due to interest expense incurred on the Term Loan borrowings used to fund the NEC Transaction in the second quarter of fiscal 2024.
Other Expense, Net

	Fiscal Year
(In thousands, except percentages)	2024	2023	$ Change	% Change
Other expense, net	$158	$2,774	$(2,616)	(94.3)%
Other expense, net decreased by $(2.6) million in fiscal 2024 primarily due to non-recurring losses of $1.7 million recognized on the sale of marketable securities included in the prior year.
Income Taxes

	Fiscal Year
(In thousands, except percentages)	2024	2023	$ Change	% Change
Income before income taxes	$16,906	$21,314	$(4,408)	(20.7)%
Provision for income taxes	6,146	11,145	(4,999)	(44.9)%
As % of income before income taxes	36.4%	52.3%
The Company estimates its annual effective tax rate at the end of each reporting period, and records the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances.
Tax expense was $6.1 million in fiscal 2024 and $11.1 million in fiscal 2023. Tax expense in fiscal 2024 was primarily attributable to tax expense for the U.S. entity and profitable foreign subsidiaries, partially offset by a Canada valuation allowance release. Tax expense in fiscal 2023 was primarily attributable to tax expense related to U.S. and profitable foreign subsidiaries, including deferred tax expense associated with the acquisition of Redline (as defined above) in July 2022 and the subsequent restructuring and integration impact.
Fiscal 2023 Compared to Fiscal 2022
For a comparison of the results of operations for fiscal 2023 and 2022, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Aviat’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on August 30, 2023.
Liquidity, Capital Resources and Financial Strategies
Sources of Cash
As of June 28, 2024, the Company’s total cash and cash equivalents were $64.6 million. Approximately $34.0 million, or 53% was held in the United States. The remaining balance of $30.6 million, or 47% was held outside the United States. Of the amount of cash and cash equivalents held by the Company’s foreign subsidiaries on June 28, 2024, $30.2 million was held in jurisdictions where its undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to foreign withholding taxes.

Operating Activities
Operating cash flows is presented as net income adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash provided by (used in) operating activities was $30.5 million for fiscal 2024, compared with $(1.6) million in the prior year. The $32.2 million increase is primarily attributable to increased net income prior to non-cash adjustments and improvements in the net changes in operating assets and liabilities compared to the prior year. Net changes in operating assets and liabilities resulted in $(2.5) million of cash used in operating activities for fiscal 2024, compared to $(38.8) million in fiscal 2023. The $36.3 million decrease compared to the prior year is primarily attributable to decreases in inventory on higher sales volume, increases in accounts payable and accrued expenses due to the timing of payments, and non-recurring increases in contract manufacturing and other prepaid assets included in the prior year comparison period. These improvements were partially offset by net increases in accounts receivable and unbilled costs as a result of the timing of sales, billing activities and cash collections in the current year.
Investing Activities
Net cash used in investing activities was $35.2 million for fiscal 2024, compared to $11.9 million in the prior year. The $23.3 million increase is primarily due to payments of the cash consideration associated with the NEC Transaction of $32.2 million, partially offset by non-recurring activity included in the prior year related to proceeds received on the sale of marketable securities of $9.2 million.
Financing Activities
Financing cash flows consist primarily of borrowings and repayments under the Company’s Credit Facility and proceeds from the exercise of employee stock options. Net cash provided by (used in) financing activities was $48.7 million for fiscal 2024, compared with $(0.7) million in the prior year. The $49.4 million increase is primarily due to the $50.0 million of Term Loan borrowings primarily used to settle the cash portion of the consideration associated with the NEC Transaction.
As of June 28, 2024, the Company’s sources of liquidity consisted of $64.6 million in cash and cash equivalents, $35.1 million of available credit under its Credit Facility, and future collections of receivables from customers. The Company regularly requires letters of credit from certain customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce its credit and sovereign risk. Historically, the Company’s primary sources of liquidity have been cash flows from operations and credit facilities.
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
Available Credit Facility, Borrowings and Repayment of Debt
The Company entered into a Secured Credit Facility Agreement (the “Credit Facility”), dated May 9, 2023, amended as of November 22, 2023, with Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender and Wells Fargo Securities LLC, Citigroup Global Markets Inc., and Regions Capital Markets as lenders. The Credit Facility provides for a $40.0 million revolving credit facility (the “Revolver”) and a $50.0 million Delayed Draw Term Loan Facility (the “Term Loan”) with a maturity date of May 8, 2028. The $40.0 million Revolver can be borrowed with a $10.0 million sub-limit for letters of credit, and a $10.0 million swingline loan sub-limit. Refer to Note 7. Credit Facility and Debt of the Notes for further information.
In November 2023, the Company borrowed $50.0 million against the Term Loan to primarily settle the cash portion of the consideration associated with the NEC Transaction. Refer to Note 12. Acquisitions of the Notes for further information.
As of June 28, 2024, the available credit under the Revolver was $35.1 million, reflecting the available limit of $40.0 million less outstanding letters of credit of $4.9 million. The Company borrowed and repaid $33.2 million against the Revolver in fiscal 2024. As of June 28, 2024, the Company had $48.8 million outstanding under its Term Loan and no borrowings under its Revolver.

Outstanding borrowings under the Credit Facility bear interest at either: (a) Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly. As of June 28, 2024, the applicable margin on Adjusted Term SOFR and Base Rate borrowings was 2.5% and 1.5%, respectively. The effective rate of interest on the outstanding Term Loan borrowings as of June 28, 2024 was 7.9%.
The Credit Facility requires the Company and its subsidiaries to maintain a fixed charge coverage ratio to be greater than 1.25 to 1.00 as of the last day of any fiscal quarter of the Company. The Credit Facility also requires that the Company maintain a maximum leverage ratio of 3.00 times EBITDA, with a step-down to 2.75 times EBITDA after four full quarters, and 2.50 times EBITDA after eight full quarters. The Credit Facility contains customary affirmative and negative covenants, including, among others, covenants limiting the ability of the Company and its subsidiaries to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to customary exceptions. As of June 28, 2024, the Company was in compliance with all financial covenants contained in the Credit Facility.
Restructuring Payments
The Company had liabilities for restructuring activities totaling $1.7 million as of June 28, 2024, which was classified as current and are expected to be paid in cash within the next 12 months. The Company expects to fund the future payments with available cash and cash provided by operations. Refer to Note 8. Restructuring Activities of the Notes for further information.
Financial Risk Management
In the normal course of doing business, the Company is exposed to the risks associated with foreign currency exchange rates and changes in interest rates. The Company employs established policies and procedures governing the use of financial instruments to manage its exposure to such risks.
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
The Company enters into foreign exchange forward contracts to mitigate the change in fair value of specific non-functional currency assets and liabilities on the balance sheet. All balance sheet hedges are marked to market through earnings every period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. The Company did not have any foreign exchange forward contracts outstanding as of June 28, 2024 or June 30, 2023.
Net foreign exchange (gains) losses recorded in the consolidated statements of operations during fiscal 2024, 2023 and 2022 were $(0.3) million, $1.0 million and $1.1 million, respectively.
Certain of the Company’s international business are transacted in non-U.S. dollar (“USD”) currencies. From time to time, the Company utilizes foreign currency hedging instruments to minimize the currency risk of non-USD transactions. The impact of translating the assets and liabilities of foreign operations to USD is included as a component of stockholders’ equity. As of June 28, 2024 and June 30, 2023, the cumulative translation adjustment decreased stockholders’ equity by $19.3 million and $16.0 million, respectively.
Interest Rate Risk
The Company’s exposure to market risk for changes in interest rates relates primarily to its cash equivalents and borrowings under its Credit Facility.

Exposure on Cash Equivalents
The Company had $64.6 million in total cash and cash equivalents as of June 28, 2024. Cash equivalents totaled $10.3 million as of June 28, 2024 and were comprised of money market funds and bank certificates of deposit. Cash equivalents have been recorded at fair value. Fair value is measured using inputs that fall into a three-level hierarchy that prioritizes the inputs used to measure fair value based on observability of such inputs. Refer to Note 6. Fair Value Measurements of Assets and Liabilities of the Notes for further information.
The Company’s cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. The weighted-average days to maturity for cash equivalents held as of June 28, 2024 was approximately 30 days, and these investments had an average yield of approximately 5.0% per annum. A 10% change in interest rates on the Company’s cash equivalents is not expected to have a material impact on its financial position, results of operations, or cash flows.
Exposure on Borrowings
As of June 28, 2024, the Company had $48.8 million outstanding under its Term Loan and no borrowings under its Revolver. Refer to Note 7 Credit Facility and Debt of the Notes for further information.
The Company’s borrowings under the current Credit Facility bear interest at either: (a) Adjusted Term SOFR plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly. As of June 28, 2024, the applicable margin on Adjusted Term SOFR and Base Rate borrowings was 2.5% and 1.5%, respectively. The effective rate of interest on the Company’s outstanding Term Loan borrowings as of June 28, 2024 was 7.9%.
A 10% change in interest rates is estimated to have a $0.4 million impact on annual interest expense on the Company’s outstanding long-term debt as of June 28, 2024.
Critical Accounting Estimates
The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us.
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
The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our significant accounting policies are more fully described in Note 1. The Company and Summary of Significant Accounting Policies of the Notes. In preparing our financial statements and accounting for the underlying transactions and balances, we apply those accounting policies. We consider the estimates discussed below as critical to an understanding of our financial statements because their application places the most significant demands on our judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain.

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
Business Combinations
The Company accounts for acquisitions as required by FASB ASC Topic 805, Business Combinations (“ASC 805”). Under the acquisition method of accounting, the assets and liabilities of acquired businesses are recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates and assumptions to properly allocate purchase price consideration between the fair value of the assets acquired and liabilities assumed. The Company leverages independent third-party valuations in determining the estimated fair values of acquired tangible assets, identifiable intangible assets, and assumed liabilities. If assumptions or estimates used in determining fair values change based on information that becomes available during the one-year period from the acquisition date, we record measurement period adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Impact of Recently Issued Accounting Pronouncements
Refer to Note 1. The Company and Summary of Significant Accounting Policies of the Notes for a full description of recently issued accounting pronouncements, including the respective expected dates of adoption and effects on the consolidated financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of doing business, the Company is exposed to the risks associated with foreign currency exchange rates and changes in interest rates. The Company has established policies and procedures governing the use of financial instruments to manage its exposure to such risks. For a discussion of such policies and procedures and the related risks, see “Financial Risk Management” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference into this Item 7A.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Aviat Networks, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Aviat Networks, Inc. and subsidiaries (the "Company") as of June 28, 2024 and June 30, 2023, the related consolidated statements of operations, comprehensive income, cash flows, and equity, for the fiscal years ended June 28, 2024 and June 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 28, 2024 and June 30, 2023, and the results of its operations and its cash flows for the fiscal years ended June 28, 2024 and June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 4, 2024, expressed an adverse opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition — Service Revenues - Estimated Costs to Complete - Refer to Note 3 to the financial statements
Critical Audit Matter Description
The Company recognizes revenue from two primary sources: products and services. Revenues from services include revenues from network planning and design, engineering and installation-related services. Long term contracts for these services are recognized based on an over-time recognition model using the cost-input method. Judgment is required when estimating total contract costs. The cost estimation process for these contracts is based on the knowledge and experience of the Company’s project managers, engineers, and financial professionals. Changes in job performance and job conditions are factors that influence estimates of the total costs to complete those contracts and the Company’s revenue recognition.
We identified estimated costs to complete for open over-time revenue contracts at year end as a critical audit matter. The determination of the total estimated cost and progress toward completion requires management to make significant estimates and assumptions. Changes in these estimates can have a significant impact on the revenue recognized each period. Auditing these elements involved especially challenging and subjective auditor judgment in evaluating the reasonableness of management’s assumptions and estimates over the duration of these contracts.

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
▪Comparing costs incurred to date to the costs management estimated to be incurred to date
▪Evaluating the progress to completion by performing inquiries of project managers and assessing the nature of activities required to complete
▪Comparing management’s estimates of gross margin for the selected contracts to the gross margin of similar contracts, when applicable
◦Tested the mathematical accuracy of management’s calculation of revenue for the contract
•We developed an expectation of service revenue by creating an independent estimate of gross margin based on historical margin rates and compared it to the recorded service revenue
•We performed a lookback to evaluate management’s ability to estimate costs accurately by making a selection of changes in estimates during the year and testing whether the change in estimate was properly supported and recorded within the correct period
Acquisitions — NEC’s Wireless Transport Business – Key Assumptions in Valuation of Acquired Intangible Assets - Refer to Note 12 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of NEC’s Wireless Transport on November 30, 2023. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including intangible assets of $5.6 million. Management estimated the fair value of the customer relationships intangible asset using the multi-period excess earnings method, and the fair value of the technology intangible asset using the relief from royalty method, both of which are specific discounted cash flow methods. The fair value determination of the intangible assets required management to make significant estimates and assumptions related to the future profitability of the acquired business, the selection of the discount rate, and the selection of the royalty rate.
Given the fair value determination of intangible assets for NEC’s Wireless Transport Business requires management to make estimates about the future profitability of the acquired business, the selection of the discount rate, and the selection of the royalty rate, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assumptions of future profitability of the acquired business within the company’s forecasts of future cash flows and the selection of the discount rate and royalty rate for the intangible assets included the following, among others:
•We tested the reasonableness of the profitability assumptions within management’s forecasts of cash flows by comparing the projections to historical results and certain peer companies, and performing a retrospective review.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) discount rate, and (3) royalty rate by:
◦Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.

◦Developing a range of independent estimates and comparing those to the discount rate selected by management.
◦Testing management’s return on assets model used in estimating the selected royalty rate.
◦Performing a profit split analysis to assess the selected royalty rate.
•We evaluated whether the profitability assumptions within the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Austin, Texas
October 4, 2024

We have served as the Company's auditor since fiscal year 2023.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Aviat Networks, Inc.
Austin, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income, equity, and cash flows of Aviat Networks, Inc. (the “Company”) for the fiscal year ended July 1, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the fiscal year ended July 1, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share amounts)	June 28, 2024	June 30, 2023	July 1, 2022
Revenues:
Product sales	$274,205	$238,579	$208,100
Services	133,878	105,854	94,859
Total revenues	408,083	344,433	302,959
Cost of revenues:
Product sales	171,783	150,637	132,404
Services	91,568	71,414	61,320
Total cost of revenues	263,351	222,051	193,724
Gross margin	144,732	122,382	109,235
Operating expenses:
Research and development	36,426	24,908	22,596
Selling and administrative	85,038	69,842	57,656
Restructuring charges	3,867	3,012	238
Total operating expenses	125,331	97,762	80,490
Operating income	19,401	24,620	28,745
Interest expense (income), net	2,337	532	(157)
Other expense (income), net	158	2,774	(1,533)
Income before income taxes	16,906	21,314	30,435
Provision for income taxes	6,146	11,145	9,275
Net income	$10,760	$10,169	$21,160
Net income attributable to Aviat Networks	$10,760	$10,169	$21,160

Net income per share of common stock outstanding:
Basic	$0.88	$0.90	$1.89
Diluted	$0.86	$0.86	$1.79
Weighted average shares outstanding:
Basic	12,182	11,358	11,167
Diluted	12,456	11,855	11,820
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
(In thousands)	June 28, 2024	June 30, 2023	July 1, 2022
Net income	$10,760	$10,169	$21,160
Other comprehensive (loss) income:
Net change in cumulative translation adjustment	(3,316)	25	(1,702)
Other comprehensive (loss) income	(3,316)	25	(1,702)
Comprehensive income	$7,444	$10,194	$19,458
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)	June 28, 2024	June 30, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$64,622	$22,242
Accounts receivable, net	158,013	100,911
Unbilled receivables	90,525	57,170
Inventories	62,267	33,428
Assets held for sale	2,720	—
Other current assets	27,076	22,164
Total current assets	405,223	235,915
Property, plant and equipment, net	9,480	9,452
Goodwill	8,217	5,112
Intangible assets, net	13,644	9,046
Deferred income taxes	83,112	87,080
Right-of-use assets	3,710	2,554
Other assets	11,837	13,978
Total assets	$535,223	$363,137
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$92,854	$60,141
Accrued expenses	42,148	24,442
Operating lease liabilities	1,006	610
Advance payments and unearned revenue	58,839	44,268
Other current liabilities	21,614	600
Current portion of long-term debt	2,396	—
Total current liabilities	218,857	130,061
Long-term debt	45,954	—
Unearned revenue	7,413	7,416
Long-term operating lease liabilities	2,823	2,140
Other long-term liabilities	394	314
Reserve for uncertain tax positions	3,485	3,975
Deferred income taxes	412	492
Total liabilities	279,338	144,398
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value; 50.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value; 300.0 million shares authorized; 12.6 million and 11.5 million shares issued and outstanding as of June 28, 2024 and June 30, 2023, respectively	126	115
Treasury stock 0.2 million and 0.2 million shares as of June 28, 2024 and June 30, 2023, respectively	(6,479)	(6,147)
Additional paid-in-capital	860,071	830,048
Accumulated deficit	(578,513)	(589,273)
Accumulated other comprehensive loss	(19,320)	(16,004)
Total stockholders’ equity	255,885	218,739
Total liabilities and stockholders’ equity	$535,223	$363,137
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(In thousands)	June 28, 2024	June 30, 2023	July 1, 2022
Operating Activities
Net income	$10,760	$10,169	$21,160
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	3,991	5,475	4,463
Amortization of intangible assets	1,002	704	—
Provision for (recovery from) uncollectible receivables	1,300	467	(23)
Share-based compensation	7,341	6,720	3,834
Deferred taxes	3,625	9,012	8,004
Inventory write-downs	3,952	2,138	1,735
Non-cash lease expense	948	639	1,057
Net loss (gain) on marketable securities	41	1,734	(2,614)
Other non-cash operating activities, net	128	67	(55)
Changes in operating assets and liabilities:
Accounts receivable	(9,266)	(24,754)	(25,719)
Unbilled receivables	(34,856)	(12,398)	(8,725)
Inventories	1,589	(4,892)	(3,901)
Accounts payable	16,551	16,040	10,503
Accrued expenses	15,094	(4,306)	876
Advance payments and unearned revenue	11,814	6,254	1,713
Income taxes payable	1,445	710	(1,620)
Other assets and liabilities	(4,919)	(15,423)	(7,899)
Net cash provided by (used in) operating activities	30,540	(1,644)	2,789
Investing Activities
Purchases of property, plant and equipment	(2,675)	(5,335)	(1,792)
Purchases of marketable securities	(925)	—	(8,279)
Proceeds from sale of marketable securities	538	9,157	—
Proceeds from sale of assets held for sale	—	—	2,284
Acquisitions, net of cash acquired	(32,161)	(15,769)	—
Net cash used in investing activities	(35,223)	(11,947)	(7,787)
Financing Activities
Proceeds from revolver	33,200	102,200	—
Repayments of revolver	(33,200)	(102,200)	—
Proceeds from term loan	50,000	—	—
Repayments of term loan	(1,250)	—	—
Payments of deferred financing costs	(79)	(753)	—
Payments for repurchase of common stock — treasury shares	(332)	—	(5,362)
Payments for taxes related to net settlement of equity awards	(696)	(1,198)	(541)
Proceeds from issuance of common stock under employee stock plans	1,058	1,270	1,029
Net cash provided by (used in) financing activities	48,701	(681)	(4,874)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,605)	(311)	(1,222)
Net increase (decrease) in cash, cash equivalents and restricted cash	42,413	(14,583)	(11,094)
Cash, cash equivalents, and restricted cash, beginning of year	22,521	37,104	48,198
Cash, cash equivalents, and restricted cash, end of year	$64,934	$22,521	$37,104

	Fiscal Year Ended
(In thousands)	June 28, 2024	June 30, 2023	July 1, 2022
Non-cash investing and financing activities:
Unpaid property, plant and equipment	$3,574	$168	$95
Common stock issued in connection with acquisition	22,331	—	—
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,517	$880	$—
Cash paid for income taxes, net	808	1,613	1,241
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	Shares	$ Amount
Balance as of July 2, 2021	11,154	$112	20	$(787)	$818,939	$(620,602)	$(14,327)	$183,335
Net income	—	—	—	—	—	21,160	—	21,160
Other comprehensive loss	—	—	—	—	—	—	(1,702)	(1,702)
Issuance of common stock under employee stock plans	198	2	—	—	1,029	—	—	1,031
Shares withheld for taxes related to vesting of equity awards	(16)	—	—	—	(543)	—	—	(543)
Stock repurchase	(175)	(2)	175	(5,360)	—	—	—	(5,362)
Share-based compensation	—	—	—	—	3,834	—	—	3,834
Balance as of July 1, 2022	11,161	$112	195	$(6,147)	$823,259	$(599,442)	$(16,029)	$201,753
Net income	—	—	—	—	—	10,169	—	10,169
Other comprehensive income	—	—	—	—	—	—	25	25
Issuance of common stock under employee stock plans	396	3	—	—	1,267	—	—	1,270
Shares withheld for taxes related to vesting of equity awards	(39)	—	—	—	(1,198)	—	—	(1,198)
Share-based compensation	—	—	—	—	6,720	—	—	6,720
Balance as of June 30, 2023	11,518	$115	195	$(6,147)	$830,048	$(589,273)	$(16,004)	$218,739
Net income	—	—	—	—	—	10,760	—	10,760
Other comprehensive loss	—	—	—	—	—	—	(3,316)	(3,316)
Issuance of common stock under employee stock plans	400	4	—	—	1,054	—	—	1,058
Shares withheld for taxes related to vesting of equity awards	(22)	—	—	—	(696)	—	—	(696)
Stock repurchase	(11)	—	11	(332)	—	—	—	(332)
Share-based compensation	—	—	—	—	7,341	—	—	7,341
Common stock issued in connection with acquisition	737	7	—	—	22,324	—	—	22,331
Balance as of June 28, 2024	12,622	$126	206	$(6,479)	$860,071	$(578,513)	$(19,320)	$255,885
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
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All intercompany transactions and accounts have been eliminated. Certain amounts in the consolidated financial statements have been reclassified for comparative purposes to conform to the current period consolidated financial statement presentation.
Aviat’s fiscal year includes 52 or 53 weeks and ends on the Friday nearest to June 30. This was June 28, 2024 for fiscal 2024, June 30, 2023 for fiscal 2023 and July 1, 2022 for fiscal 2022. Fiscal 2024, 2023 and 2022 includes 52 weeks. In the notes to consolidated financial statements, we refer to our fiscal years as “fiscal 2024”, “fiscal 2023” and “fiscal 2022.”
Use of Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires the Company to make estimates, assumptions and judgments affecting the amounts reported and related disclosures. Estimates are based upon historical factors, current circumstances and the experience and judgment of management. The Company evaluates estimates and assumptions on an ongoing basis and may employ outside experts to assist in making these evaluations. Changes in such estimates, based on more accurate information, or different assumptions or conditions, may affect amounts reported in future periods. Such estimates affect significant items, including revenue recognition, provision for uncollectible receivables, inventory valuation, goodwill and identified intangible assets in business combinations, valuation allowances for deferred tax assets and uncertainties in income taxes. Actual results may differ materially from estimates.
Revisions to Prior Period Consolidated Financial Statements
Subsequent to the issuance of the consolidated financial statements and related disclosures for the fiscal year ended June 30, 2023, the Company identified certain errors impacting previously reported financial information. In accordance with ASC 250, Accounting Changes and Error Corrections and Staff Accounting Bulletins (“SAB”) No. 99, Materiality and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of the errors and determined that the impacts were not material, individually or in the aggregate, to the Company’s previously issued consolidated financial statements for any of the prior reporting periods in which they occurred, but that correcting the error in the current reporting period would be material to the Company’s results of operations for fiscal 2024. As a result, the Company has restated the prior period financial statements and related disclosures for fiscal 2023 to correct the errors for comparability across all periods presented herein. Refer to Note 16. Revisions to Prior Period Consolidated Financial Statements for further information.
Cash, Cash Equivalents and Restricted Cash
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash equivalents are carried at amortized cost, which approximates fair value due to the short-term nature of these investments. Investments with an original maturity of greater than three months are accounted for as short-term investments and are classified as such at the time of purchase.

The Company’s cash and cash equivalents are held at several major financial institutions, which often significantly exceed Federal Deposit Insurance Corporation insured limits. However, a substantial portion of the cash equivalents is invested in prime money market funds which are backed by the securities in the fund.
Cash and cash equivalents that are restricted as to withdrawal or usage under the terms of contractual agreements are recorded as restricted cash. The Company’s restricted cash is included in long-term other assets on the consolidated balance sheets and represents the cash balance on its disability insurance voluntary plan account that cannot be used for any operating purposes other than to pay benefits to the insured employees.
Significant Concentrations
The Company typically invoices customers for the sales order (or contract) value of the related products delivered at various milestones, including order receipt, shipment, installation and acceptance and for services when rendered. The Company’s trade receivables are derived from sales to customers located in North America, Latin America, Europe, Africa, the Middle East, and Asia-Pacific.
Accounts receivable is presented net of allowance for expected credit losses to reflect any loss anticipated on the collection of the Company’s trade receivable balances. The allowance for expected credit losses is based on historical loss information, customer financial condition, and economic and geopolitical conditions for the locations where the Company’s customers operate. Accounts receivable amounts are written off when attempts to collect outstanding amounts have been exhausted or there are other indicators that the amounts are no longer collectible.
The Company regularly requires letters of credit from certain customers and, from time to time, discounts these letters of credit issued by customers through various financial institutions. The discounting of letters of credit depends on many factors, including the willingness of financial institutions to discount the letters of credit and the cost of such arrangements. Under these arrangements, collection risk is fully transferred to the financial institutions. Financing charges on discounting the letters of credit are recorded as interest expense.
During fiscal 2024 and 2023, no customer accounted for more than 10% of total revenue. During fiscal 2022 there was one customer that accounted for 13% of total revenue. As of June 28, 2024, no customer accounted for more than 10% of accounts receivable. As of June 30, 2023, a group of related entities accounted for approximately 14%, of accounts receivable.
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash equivalents, trade accounts receivable and from time to time, financial instruments used in foreign currency hedging activities. The Company invests excess cash primarily in prime money market funds and certificates of deposit. The Company is exposed to credit risks related to such instruments in the event of default or decrease in credit-worthiness of the issuers of the investments. Risks associated with the Company’s cash and cash equivalents are mitigated by banking with creditworthy institutions.
The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, as the majority of customers are large, well-established companies. However, in certain circumstances, the Company may require letters of credit, additional guarantees or advance payments. The Company maintains allowances for expected credit losses, but historically has not experienced any significant losses related to any particular geographic area. The Company’s customers are primarily in the telecommunications industry, and its accounts receivable is exposed to similar credit risk characteristics as that industry.
Inventories
The Company engages third parties to manufacture its products and procures its raw materials from third-party suppliers. In addition, certain strategic component inventory is consigned to third-party manufacturers. Other components included in the Company’s products are sourced from various suppliers and are principally industry standard parts and components that are available from multiple vendors. The inability of a contract manufacturer or supplier to fulfill the Company’s supply requirements or changes in their financial or business condition could disrupt the Company’s ability to supply quality products to its customers, and thereby may have a material adverse effect on the Company’s business and operating results.

Inventories are valued at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Cost is determined using standard cost, which approximates actual cost on a weighted-average first-in-first-out basis. The Company regularly reviews inventory quantities on hand and records adjustments to reduce the cost of inventory for excess and obsolete inventory based primarily on estimated forecast of product demand and production requirements. Inventory adjustments are measured as the difference between the cost of the inventory and net realizable value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
The Company stocks customer service related inventories such as service parts because the Company provides product warranties for 12 to 36 months and earns revenue by providing enhanced and extended warranty and repair service during and beyond this warranty period. Customer service related inventories consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use permanently or on a temporary basis while the defective unit is being repaired. The Company records adjustments to reduce the carrying value of customer service inventories to their net realizable value. Factors influencing these adjustments include product life cycles, end of service life plans and volume of enhanced or extended warranty service contracts. Estimates of net realizable value involve significant estimates and judgments about the future, and revisions would be required if these factors differ from estimates. Refer to Note 5. Balance Sheet Components for further information.
Property, Plant and Equipment
Property, plant and equipment are stated on the basis of cost less accumulated depreciation. The Company capitalizes costs of software, consulting services, hardware and other related costs incurred to purchase or develop internal-use software. Costs incurred during preliminary project assessment, re-engineering, training and application maintenance are charged to expense.
Depreciation is charged to expense on a straight-line basis over the estimated useful lives of the respective assets. Leasehold improvements are depreciated on a straight-line basis over the shorter of the remaining lease term or the estimated useful life of the improvements. The useful lives of the assets are generally as follows:

Buildings	40 years
Leasehold improvements	2 to 10 years
Software and equipment	2 to 5 years
Expenditures for maintenance and repairs are charged to expense as incurred and are included in cost of revenues and selling and administrative expenses on the consolidated statements of operations. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts, and any gain or loss is reflected on the consolidated statements of operations.
Business Combinations
The Company accounts for acquisitions as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Under the acquisition method of accounting, the assets and liabilities of acquired businesses are recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates and assumptions to properly allocate purchase price consideration between the fair value of the assets acquired and liabilities assumed. The Company leverages independent third-party valuations in determining the estimated fair values of acquired tangible assets, identifiable intangible assets, and assumed liabilities. If assumptions or estimates used in determining fair values change based on information that becomes available during the one-year period from the acquisition date, we record measurement period adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill
The Company accounts for goodwill as required by FASB ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”). The Company tests goodwill for impairment on an annual basis and when events occur that may suggest that the fair value of such assets cannot support the carrying value. ASC 350 gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary. However, if an entity concludes otherwise, then the quantitative impairment test shall be used to identify the impairment and measure the amount of an impairment loss to be recognized (if applicable).
The Company tests goodwill for impairment on an annual basis on the first day of its fourth fiscal quarter. The Company has one reporting unit. A qualitative assessment was performed for fiscal 2024. This assessment considered changes in the Company’s projected future cash flows and discount rates, recent market transactions and overall macroeconomic conditions. Based on this assessment, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was higher than its carrying value and that the performance of a quantitative impairment test was not required. Refer to Note 10. Segment and Geographic Information, Note 12. Acquisitions, and Note 14. Goodwill and Intangible Assets for further information.
Valuation of Long-Lived Assets
The Company periodically reviews the carrying value of its long-lived assets, including finite-lived intangibles, and property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the assigned useful lives may no longer be appropriate. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. If impairment exists, the impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. The Company’s estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The actual cash flows realized from these assets may vary significantly from estimates. There were no impairment losses recorded for fiscal 2024, 2023 and 2022.
The Company amortizes the cost of finite-lived intangible assets on a straight-line basis over their estimated useful lives, which approximates the pattern of economic benefit. Refer to Note 14. Goodwill and Intangible Assets for further information.
Warranties
On product sales, the Company provides for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the type of product sold and country of delivery. In the case of products sold by the Company, product warranties generally start from the delivery date and continue for one to three years, depending on the terms.
Many of the Company’s products are manufactured to customer specifications and their acceptance is based on meeting those specifications. Factors that affect our warranty liabilities include the number of product units subject to warranty protection, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liabilities every quarter and make adjustments to the liabilities as necessary. Refer to Note 5. Balance Sheet Components for further information.
Leases
The Company leases office space, assembly facilities, repair and service centers, and warehouses globally under non-cancelable operating lease agreements. The Company determines if an arrangement contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company’s incremental borrowing rate based on the remaining lease term at commencement date is used in determining the present value of future payments. The operating lease right-of-use assets also include any lease payments made and exclude lease incentives and initial direct costs incurred. Variable lease payments are expensed as incurred and are not included within the right-of-use asset and lease liability calculation. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Certain of the Company’s lease arrangements include non-lease components and the Company accounts for non-lease components together with lease components for all such lease arrangements.

Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheets. Lease expense for these leases are recognized on a straight-line basis over the lease term. Refer to Note 4. Leases for further information.
Foreign Currency Translation
The functional currency of certain of the Company’s international subsidiaries is the United States (“U.S.”) dollar. Determination of the functional currency is dependent upon the economic environment in which an entity operates as well as the customers and suppliers the entity conducts business with. Changes in facts and circumstances may occur which could lead to a change in the functional currency of that entity. Accordingly, all non-functional currency denominated monetary assets and liabilities of these subsidiaries are re-measured into U.S. dollars at the current exchange rate as of the applicable balance sheet date. Non-monetary assets and liabilities are measured at historical rates.
All other international subsidiaries use their respective local currency as their functional currency. Assets and liabilities of these subsidiaries are translated at the current exchange rates in effect at the balance sheet date, and income and expense accounts are translated at average exchange rates during the period. The resulting translation adjustments are included in accumulated other comprehensive loss.
Gains and losses resulting from foreign exchange transactions and re-measurement of monetary assets and liabilities in non-functional currencies are included in other expense (income), net in the accompanying consolidated statements of operations, based on the nature of the transactions. Net foreign exchange (gains) losses recorded in the consolidated statements of operations during fiscal 2024, 2023 and 2022 were $(0.3) million, $1.0 million and $1.1 million, respectively.
Retirement Benefits
The Company provides retirement benefits to substantially all employees primarily through its defined contribution retirement plans. These plans have matching and savings elements. Contributions by the Company to these retirement plans are based on profits and employees’ savings with no other funding requirements. Contributions to retirement plans are expensed as incurred. Retirement plan expense incurred in fiscal 2024, 2023 and 2022 was $2.8 million, $2.1 million, and $1.9 million, respectively. Retirement plan expenses are included in cost of revenues, research and development, and selling and administrative expenses on the consolidated statements of operations.
Revenue Recognition
The Company recognizes revenue by applying the five-step approach in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”): (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, we satisfy a performance obligation. Refer to Note 3. Revenue Recognition for further information.
Cost of Product Sales and Services
Cost of sales consists primarily of materials, labor and overhead costs incurred internally and amounts incurred for contract manufacturers to produce the Company’s products, personnel and other implementation costs incurred to install the Company’s products and train customer personnel, and customer service and third party original equipment manufacturer costs to provide continuing support to customers.
Shipping and handling costs are included as a component of costs of product sales in the consolidated statements of operations because they are also included as a component of revenue billed to customers.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were not material during fiscal 2024, 2023 and 2022.
Presentation of Transactional Taxes Collected from Customers and Remitted to Government Authorities
Transactional taxes such as sales and use tax collected from customers and remitted to governmental authorities are presented on a net basis.

Research and Development Costs
The Company’s research and development costs, which include costs in connection with new product development, improvement of existing products, process improvement, and product use technologies, are generally charged to operations in the period in which they are incurred. For certain software projects under development, development costs are capitalized during the period between determining technological feasibility of the product and commercial release and are included in long-term other assets on the consolidated balance sheets. The amortization of capitalized development costs begins upon commercial release, generally over three years. To date, the amount of development costs capitalized and amortized have not been material.
Share-Based Compensation
The Company has one stock incentive plan for its employees and non-employee directors. The stock incentive plan permits the Company to grant share-based awards in the form of options, restricted stock awards and units and performance share awards and units.
The estimated grant date fair value of share-based awards is amortized over the requisite service period or vesting term. For non-qualified stock options, the Black-Scholes option pricing model is used to estimate the fair value as of the grant date. The determination of the fair value of stock option awards is affected by the Company’s stock price and assumptions regarding a number variables. These variables include the Company’s expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividend yield. Due to the inherent limitations of option valuation models, including consideration of future events that are unpredictable and the estimation process utilized in determining the valuation of the share-based awards, the ultimate value realized by the Company’s employees may vary significantly from the amounts expensed in its financial statements. For restricted stock awards and units and performance share awards and units with performance conditions, the market price of the Company’s common stock on the date of the grant is used to estimate the fair value. For performance share awards and units with market conditions, the fair value is estimated using a Monte-Carlo simulation model as of the grant date. The Company recognizes forfeitures of share-based awards as they occur.
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
For awards with a performance condition vesting feature, share-based compensation costs are recognized when achievement of the performance conditions is considered probable. Any previously recognized compensation cost is reversed if the performance condition is not satisfied or if it is not probable that the performance conditions will be achieved. For awards with a market condition vesting feature, share-based compensation costs are recognized over the period the requisite service is rendered, regardless of when, and if ever, the market condition is satisfied.
Restructuring Charges
Restructuring charges represent expenses incurred in connection with certain cost reduction programs that the Company has implemented, and consists of the costs of employee termination costs, lease and other contract termination charges and other costs of exiting activities or geographies. A liability for costs associated with an exit or disposal activity is measured at its fair value when the liability is incurred. Expenses for one-time termination benefits are recognized at the date the employee is notified, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. The Company recognizes severance benefits provided as part of an ongoing benefit arrangement when the payment is probable and the amounts can be reasonably estimated. Liabilities related to termination of an operating lease or contract are measured and recognized at fair value when the contract does not have any future economic benefit to the entity and the fair value of the liability is determined based on the present value of the remaining lease obligations, adjusted for the effects of deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property. The assumptions in determining such estimates include anticipated timing of sublease rentals and estimates of sublease rental receipts and related costs based on market conditions. All other costs related to an exit or disposal activity are expensed as incurred. Refer to Note 8. Restructuring Activities for further information.

Income Taxes and Related Uncertainties
The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by tax rates at which temporary differences are expected to reverse as well as operating loss and tax credit carry forwards. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities. A valuation allowance is established to offset any deferred tax assets if, based upon the available information, it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company is required to compute its income taxes in each federal, state, and foreign jurisdiction the Company operates. This process requires that the Company estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes as well as operating loss and tax credit carry forwards. The income tax effects of the differences identified are classified as long-term deferred tax assets and liabilities on the consolidated balance sheets. The Company’s judgments, assumptions, and estimates relative to the current provision for income taxes take into account current tax laws, the Company’s interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or the Company’s interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in the consolidated balance sheets and consolidated statements of operations. The Company must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance, if required. The Company’s determination of its valuation allowance is based upon a number of assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which the Company operates. To the extent the Company establishes a valuation allowance or change the valuation allowance in a period, the change is reflected with a corresponding increase or decrease to the Company’s tax provision on the consolidated statements of operations.
The Company uses a two-step process to determine the amount of tax benefit to be recognized for uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires the Company to determine the probability of various possible outcomes. Uncertain tax positions are re-evaluated by the Company on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. Refer to Note 11. Income Taxes for further information.
Accounting Standards Not Yet Adopted
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU enhances the transparency and usefulness of income tax information through improvements to disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company’s annual reporting beginning in fiscal 2026. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly presented to the chief operating decision maker. The disclosures required under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for the Company’s annual reporting beginning in fiscal 2025 and for interim periods beginning in fiscal 2026. The Company is currently evaluating the impact of the ASU on its consolidated financial statements.
The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined at this time that all other ASUs issued but not yet adopted are either not applicable or are expected to have a minimal impact on its financial position and results of operations.

Note 2. Net Income per Share of Common Stock
Net income per share is computed by dividing net income attributable to the Company by the weighted average number of shares of its outstanding common stock.
The following table presents the computation of basic and diluted net income per share:

	Fiscal Year
(In thousands, except per share amounts)	2024	2023	2022
Numerator:
Net income	$10,760	$10,169	$21,160

Denominator:
Weighted average shares outstanding, basic	12,182	11,358	11,167
Effect of potentially dilutive equivalent shares	274	497	653
Weighted average shares outstanding, diluted	12,456	11,855	11,820

Net income per share:
Basic	$0.88	$0.90	$1.89
Diluted	$0.86	$0.86	$1.79
The following table summarizes the weighted-average equity awards that were excluded from the diluted net income per share calculations since they were anti-dilutive:

	Fiscal Year
(In thousands)	2024	2023	2022
Stock options	319	194	114
Restricted stock units and performance stock units	23	21	72
Total shares of common stock excluded	342	215	186
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
We elected the practical expedient to expense sales commissions as incurred when the amortization period of the related asset is one year or less. These costs are recorded as selling and administrative expense and included in the consolidated balance sheet as accrued expenses until paid. Amortization expense was not material for fiscal 2024, 2023 and 2022.
Contract Balances, Performance Obligations, and Backlog
The following table provides information about receivables and liabilities from contracts with customers:

(In thousands)	June 28, 2024	June 30, 2023
Contract Assets
Accounts receivable, net	$158,013	$100,911
Unbilled receivables	90,525	57,170
Capitalized commissions	3,269	3,492
Contract Liabilities
Advance payments and unearned revenue	$58,839	$44,268
Unearned revenue, long-term	7,413	7,416
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
As of June 28, 2024, the Company reported $66.3 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 75% is expected to be recognized as revenue in the next twelve months and the remainder thereafter. Approximately $34.1 million and $47.2 million respectively, of revenue was recognized during fiscal 2024 and 2023 that was included in advance payments and unearned revenue at the beginning of each reporting period.

Remaining Performance Obligations
We elect the practical consideration to exclude performance obligations that relate to contracts with original expected durations of one year or less. As our product purchase orders are generally delivered within one year or less and our maintenance and support service contracts can be terminated without substantive termination penalties resulting in contracts with less than one year of duration, these performance obligations have been excluded from the remaining performance obligation amounts. The aggregate amount of transaction price allocated to the remaining unsatisfied performance obligations (or partially unsatisfied) was approximately $158.5 million at June 28, 2024 relating to our long-term field service projects. Of this amount, we expect to recognize approximately 50% as revenue during fiscal 2025, with the remaining amount to be recognized as revenue beyond 12 months.

Note 4. Leases
The Company leases office space, assembly facilities, repair and service centers, and warehouses globally. Operating lease right-of-use assets and lease liabilities are recognized with initial lease terms greater than one year. Leases with an initial term of 12 months or less are not recognized on the consolidated balance sheets. Lease expense is recognized on a straight-line basis over the lease term.
Supplemental lease information is as follows:

	Fiscal
(In thousands)	2024	2023
Operating lease cost	$1,114	$1,288
Short-term lease cost	3,065	1,999
Variable lease cost	249	107
Total lease cost	$4,428	$3,394

	Fiscal
(In thousands, except for weighted-average)	2024	2023
Weighted-average remaining lease term	5.7 years	6.9 years
Weighted-average discount rate	5.2%	5.8%
Right-of-use assets obtained in exchange for operating lease liabilities	$2,105	$95
Cash paid for operating lease liabilities	$1,044	$944
As of June 28, 2024, future minimum lease payments under all non-cancelable operating leases with an initial term greater than one year is as follows (in thousands):

2025	$1,190
2026	1,035
2027	549
2028	471
2029	303
Thereafter	1,028
Total lease payments	4,576
Less: interest	(747)
Present value of lease liabilities	$3,829
Note 5. Balance Sheet Components
Cash, cash equivalents, and restricted cash
The following table provides a summary of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that reconciles to the corresponding amount in the consolidated statements of cash flows:

(In thousands)	June 28, 2024	June 30, 2023
Cash and cash equivalents	$64,622	$22,242
Restricted cash included in long-term other assets	312	279
Total cash, cash equivalents, and restricted cash	$64,934	$22,521
Accounts receivable, net

(In thousands)	June 28, 2024	June 30, 2023
Accounts receivable	$159,867	$101,630
Less: allowances for credit losses	(1,854)	(719)
Total accounts receivable, net	$158,013	$100,911
Changes to the Company’s allowance for expected credit losses was as follows:

	Fiscal Year
(In thousands)	2024	2023	2022
Balance, beginning of period	$719	$934	$2,141
Charges to (credits from) cost and expense	1,300	467	(1,207)
Write-offs	(165)	(682)	—
Balance, end of period	$1,854	$719	$934
Inventories

(In thousands)	June 28, 2024	June 30, 2023
Finished products	$44,890	$18,873
Raw materials and supplies	15,433	12,794
Customer service inventories	1,944	1,761
Total inventories	$62,267	$33,428
Consigned inventories included within raw materials	$11,456	$11,224
The Company records charges to adjust inventories due to excess and obsolete inventory resulting from lower sales forecasts, product transitioning or discontinuance. The charges incurred during fiscal 2024, 2023 and 2022 were classified in cost of product sales as follows:

	Fiscal Year
(In thousands)	2024	2023	2022
Excess and obsolete inventory charges	$3,042	$1,109	$647
Customer service inventory write-downs	910	1,029	1,088
Total charges	$3,952	$2,138	$1,735
Other current assets

(In thousands)	June 28, 2024	June 30, 2023
Prepaids and other current assets	$13,559	$13,260
Taxes	8,623	2,417
Contract manufacturing assets	4,894	6,487
Total other current assets	$27,076	$22,164
Assets held for sale
During the third quarter of fiscal 2024, management initiated the sale of the Company’s property located in New Zealand. As of June 28, 2024, the aggregate carrying value of the assets held for sale was $2.7 million. The Company completed the sale of the property in August 2024.

Property, plant and equipment, net

(In thousands)	June 28, 2024	June 30, 2023
Land	$—	$210
Buildings and leasehold improvements	1,302	5,889
Software and equipment	69,898	64,139
Total property, plant and equipment, gross	71,200	70,238
Less accumulated depreciation	(61,720)	(60,786)
Total property, plant and equipment, net	$9,480	$9,452
Included in the total plant, property and equipment above were $4.1 million and $0.4 million of assets in progress which have not been placed in service as of June 28, 2024 and June 30, 2023, respectively.
During the third quarter of fiscal 2024, $0.2 million of land, $4.7 million of buildings and improvements, and $(2.2) million of accumulated depreciation, were reclassified from property, plant and equipment, net to assets held for sale. Depreciation expense related to property, plant and equipment was $4.0 million, $5.5 million and $4.5 million in fiscal 2024, 2023 and 2022, respectively.
Accrued expenses

(In thousands)	June 28, 2024	June 30, 2023
Project costs	$14,305	$1,319
Compensation and benefits	9,689	10,368
Taxes	8,827	4,553
Warranties	2,996	2,100
Commissions	1,538	1,453
Professional fees	1,286	2,104
Other	3,507	2,545
Total accrued expenses	$42,148	$24,442
The Company accrues for the estimated cost to repair or replace products under warranty. Changes in the accrued warranty liability were as follows:

	Fiscal Year
(In thousands)	2024	2023	2022
Balance, beginning of period	$2,100	$2,913	$3,228
Warranty provision	2,254	768	1,328
Acquisition	446	55	—
Consumption	(1,804)	(1,636)	(1,643)
Balance, end of period	$2,996	$2,100	$2,913
Advance payments and unearned revenue

(In thousands)	June 28, 2024	June 30, 2023
Advance payments	$8,517	$1,607
Unearned revenue	50,322	42,661
	$58,839	$44,268
Excluded from the balances above are $7.4 million and $7.4 million in long-term unearned revenue as of June 28, 2024 and June 30, 2023, respectively.

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
The estimated fair values and valuation input levels of financial assets and liabilities that are measured at fair value on a recurring basis as of June 28, 2024 and June 30, 2023 were as follows:

	Fair Value
(In thousands)	June 28, 2024	June 30, 2023	Valuation Inputs
Assets:
Cash and cash equivalents:
Money market funds	$6,602	$571	Level 1
Bank certificates of deposit	3,706	3,793	Level 2
Items are classified within Level 1 if quoted prices are available in active markets. The Company’s Level 1 items are primarily money market funds. As of June 28, 2024 and June 30, 2023, the money market funds were valued at $1.00 net asset value per share.
Items are classified within Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources are available with reasonable levels of price transparency. The Company’s bank certificates of deposit are classified within Level 2. The carrying value of bank certificates of deposit approximates their fair value. The Company did not have any recurring assets or liabilities that were valued using significant unobservable inputs.
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
In November 2023, the Company borrowed $50.0 million against the Term Loan to primarily settle the cash portion of the consideration associated with the NEC Transaction. Refer to Note 12. Acquisitions for further information.
As of June 28, 2024, the available credit under the Revolver was $35.1 million, reflecting the available limit of $40.0 million less outstanding letters of credit of $4.9 million. The Company borrowed $33.2 million and repaid $33.2 million against the Revolver in fiscal 2024. As of June 28, 2024, the Company had $48.8 million outstanding under its Term Loan and no borrowings under its Revolver.

The following summarizes the Company’s outstanding long-term debt as of June 28, 2024:

(In thousands)
Term loan	$48,750
Less: unamortized deferred financing costs	(400)
Total debt	48,350
Less: current portion of long-term debt	(2,396)
Total long-term debt	$45,954
Outstanding borrowings under the Credit Facility bear interest at either: (a) Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly. As of June 28, 2024, the applicable margin on Adjusted Term SOFR and Base Rate borrowings was 2.5% and 1.5%, respectively. The effective rate of interest on the outstanding Term Loan borrowings as of June 28, 2024 was 7.9%.
The Credit Facility requires the Company and its subsidiaries to maintain a fixed charge coverage ratio to be greater than 1.25 to 1.00 as of the last day of any fiscal quarter of the Company. The Credit Facility also requires that the Company maintain a maximum leverage ratio of 3.00 times EBITDA, with a step-down to 2.75 times EBITDA after four full quarters, and 2.50 times EBITDA after eight full quarters. The Credit Facility contains customary affirmative and negative covenants, including, among others, covenants limiting the ability of the Company and its subsidiaries to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to customary exceptions. As of June 28, 2024, the Company was in compliance with all financial covenants contained in the Credit Facility.
As of June 28, 2024, scheduled maturities of outstanding long-term debt are as follows:

(In thousands)
2025	$2,500
2026	3,750
2027	6,250
2028	36,250
Total	$48,750
In the fourth quarter of fiscal 2023, the Company and Silicon Valley Bank (“SVB”) terminated the Third Amended and Restated Loan and Security Agreement dated June 29, 2018, and as amended May 17, 2021 (the “SVB Credit Facility”), by and between the Company, as borrower, and SVB, as lender.
Note 8. Restructuring Activities
The following table summarizes restructuring related activities during fiscal 2024, 2023 and 2022:

(In thousands)	Employee Severance and Benefits	Facilities and Other	Total
Balance as of July, 2, 2021	$2,489	$248	$2,737
Charges (reversals), net	474	(236)	238
Cash payments	(1,559)	—	(1,559)
Other	(23)	(12)	(35)
Balance as of July, 1, 2022	1,381	—	1,381
Charges, net	2,947	—	2,947
Cash payments	(3,728)	—	(3,728)
Balance as of June, 30, 2023	600	—	600
Charges, net	3,901	—	3,901
Cash payments	(2,783)	—	(2,783)
Balance as of June, 28, 2024	$1,718	$—	$1,718

As of June 28, 2024, the accrued restructuring balance of $1.7 million was included in other current liabilities on the consolidated balance sheets. Included in the above were positions identified for termination that have not been executed from a restructuring perspective. The other activities primarily represent the impact of foreign currency movement.

Fiscal 2024 Plans
During fiscal 2024, the Company’s Board of Directors approved restructuring plans, primarily associated with the NEC Transaction (as defined below) and reductions in workforce in certain of the Company’s operations to optimize skill sets and align cost structure. The fiscal 2024 plans are expected to be completed through the end of fiscal 2025.
Prior Fiscal Years’ Plans
Activities under the prior fiscal years’ plans primarily included reductions in workforce across the Company associated with the acquisition of Redline (as defined below) and certain of the Company’s operations outside the United States. Payments related to the accrued restructuring balance for the prior fiscal years’ plans are complete.
Note 9. Stockholders’ Equity
Stock Repurchase Program
In May 2018, the Company’s Board of Directors authorized a stock repurchase program to purchase up to $7.5 million of the Company’s common stock. During the second quarter of fiscal 2022, the May 2018 stock repurchase program was exhausted. In November 2021, the Company’s Board of Directors authorized a stock repurchase program to purchase up to $10.0 million of the Company’s common stock. As of June 28, 2024, $6.9 million remained available for repurchase under the November 2021 stock repurchase program. Repurchased shares are recorded as treasury stock and are not formally retired.
The following table summarizes the Company’s repurchases of its common stock in fiscal 2024, 2023 and 2022:

	Shares Purchased	Average Price Paid Per Share	Aggregate Purchase Amount
			(In thousands)
Fiscal 2024	11,208	$29.59	$332
Fiscal 2023	—	$—	$—
Fiscal 2022	175,356	$30.57	$5,360
Stock Incentive Programs
In March 2018, the Company’s stockholders approved the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan permits the Company to grant share-based awards in the form of options, stock appreciation rights, restricted stock awards and units (“restricted stock”) and performance share awards and units (“performance shares”) to the Company’s employees and non-employee directors. The 2018 Plan replaced the 2007 Plan as the Company’s primary long-term incentive program. The 2007 Plan was discontinued following stockholder approval of the 2018 Plan, but the outstanding awards under the 2007 Plan will continue to remain in effect in accordance with their terms; provided that, as shares are returned under the 2007 Plan upon cancellation, termination or otherwise of awards outstanding under the 2007 Plan, such shares will be available for grant under the 2018 Plan.
Under the 2018 Plan, option exercise prices are equal to the closing market value of the Company’s common stock on the date of grant. Options granted to employees vest annually over three years and expire seven years from the date of grant. Restricted stock granted to employees vest annually over three years from the date of grant. Restricted stock granted to non-employee directors vest annually on the day before the annual stockholders’ meeting. Performance shares granted to employees are subject to a three-year cliff vesting period from the date of grant, subject to the achievement of predetermined financial performance and market condition criteria. The vesting of share-based awards granted to the Company’s employees and non-employee directors are generally subject to continued service through the vesting date.

New shares of the Company’s common stock are issued to employees upon the exercise of options, vesting of restricted stock, or vesting of performance shares. All awards that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares and made available for future grants under the 2018 Plan. As of June 28, 2024, 1,240,986 shares remain available for grant under the 2018 Plan.
In March 2020, the Company’s Board of Directors authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, to the Company’s stockholders of record as of the close of business on March 3, 2020 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company at an exercise price of $35.00 per one one-thousandth of a Preferred Share, subject to adjustment. Until the rights become exercisable, they will not be evidenced by separate certificates and will trade automatically with shares of the Company’s common stock. The Rights have a de minimis fair value. The complete terms of the Rights are set forth in the Amended and Restated Tax Benefit Preservation Plan (the “Plan”), dated as of August 27, 2020, and amended as of February 28, 2023, between the Company and Computershare Inc., as rights agent. By adopting the Plan, the Company is helping to preserve the value of certain deferred tax benefits, including those generated by net operating losses (collectively, the “Tax Benefits”), which could be lost in the event of an “ownership change” as defined under Section 382 of the U.S. tax code. The amended Plan was approved at the Company’s Annual Meeting of Stockholders held in November 2023, which extended the final expiration date of the Plan until March 3, 2026.
In November 2023, the Company’s Board of Directors adopted certain amendments to Aviat’s Amended and Restated Certificate of Incorporation, as amended (the “Charter Amendments”) The Charter Amendments are designed to preserve the Tax Benefits by restricting certain transfers of the Company’s common stock.
Share-Based Compensation
The following table presents the compensation expense for share-based awards included in the consolidated statements of operations for fiscal 2024, 2023 and 2022:

	Fiscal Year
(In thousands)	2024	2023	2022
By Expense Category:
Cost of product sales and services	$406	$627	$440
Research and development	593	514	246
Selling and administrative	6,342	5,579	3,148
Total share-based compensation expense	$7,341	$6,720	$3,834
By Type of Award:
Options	$1,549	$1,394	$582
Restricted stock	3,941	3,565	1,482
Performance shares	1,851	1,761	1,770
Total share-based compensation expense	$7,341	$6,720	$3,834
The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted-average basis, by type of award:

	June 28, 2024
	Unamortized Expense	Remaining Recognition Period
	(In thousands)	(Years)
Options	$2,185	1.63
Restricted stock	5,060	1.52
Performance shares	2,020	1.31
Total	$9,265

Options
A summary of the option activity during fiscal 2024 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding as of June 30, 2023	414	$21.77	3.78	$3,607
Granted	151	$33.62
Exercised	(97)	$10.87
Forfeited	(23)	$33.08
Expired	(7)	$32.96
Options outstanding as of June 28, 2024	438	$27.51	4.64	$1,949
Options vested and expected to vest as of June 28, 2024	438	$27.51	4.64	$1,949
Options exercisable as of June 28, 2024	205	$21.11	3.51	$1,949
The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of the Company’s common stock on June 28, 2024 of $28.69, and the exercise price for in-the-money options that would have been received by the optionees if all options had been exercised on June 28, 2024.
Additional information related to stock options is summarized below:

	Fiscal Year
(In thousands)	2024	2023	2022
Intrinsic value of options exercised	$2,057	$3,725	$1,624
Fair value of options vested	$1,190	$1,142	$608
The fair value of each option grant was estimated using the Black-Scholes option pricing model on the date of grant. A summary of the weighted-average significant assumptions used in the Black-Scholes valuation model is as follows:

	Fiscal Year
	2024	2023	2022
Dividend yield	—%	—%	—%
Expected volatility	60.8%	62.9%	61.9%
Risk-free interest rate	4.7%	3.5%	0.4%
Expected term (in years)	3.6	3.0	3.0
The following summarizes options outstanding and exercisable as of June 28, 2024:

			Options Outstanding			Options Exercisable
Actual Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
			(In thousands)	(Years)		(In thousands)
$7.23	—	$35.97	438	4.64	$27.51	205	$21.11

Restricted Stock
A summary of the restricted stock activity during fiscal 2024 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Restricted stock outstanding as of June 30, 2023	273	$28.15
Granted	135	$32.12
Vested and released	(161)	$25.36
Forfeited	(23)	$32.16
Restricted stock outstanding as of June 28, 2024	224	$32.16
The fair value of each restricted stock grant is based on the closing price of the Company’s common stock on the date of grant. The total grant date fair value of restricted stock that vested during fiscal 2024, 2023 and 2022 was $4.1 million, $3.4 million and $0.5 million, respectively.
Performance Shares
A summary of the performance shares activity during fiscal 2024 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Performance shares outstanding as of June 30, 2023	180	$25.20
Granted	115	$26.99
Vested and released	(142)	$12.61
Forfeited	(14)	$38.40
Performance shares outstanding as of June 28, 2024	139	$38.22
The fair value of performance shares with market condition terms was estimated using the Monte-Carlo simulation model. A summary of the significant assumptions is as follows:

	Fiscal Year
	2024	2023	2022
Dividend yield	—%	—%	—%
Expected volatility	57.7%	63.7%	61.1%
Risk-free interest rate	4.7%	3.5%	0.4%
Expected term (in years)	2.9	2.8	2.9
The total grant date fair value of performance shares that vested during fiscal 2024, 2023 and 2022 was $1.8 million, $1.0 million and $0.4 million, respectively.
Note 10. Segment and Geographic Information
Aviat operates in one reportable business segment: the design, manufacturing and sale of a range of wireless networking and access networking products, solutions and services. Aviat conducts business globally and its sales and support activities are managed on a geographic basis. The Company’s Chief Executive Officer (“CEO”) is the Chief Operating Decision Maker (the “CODM”). The CODM manages the business primarily by function globally and reviews financial information on a consolidated basis, accompanied by disaggregated information about revenues by geographic region, for purposes of allocating resources and evaluating financial performance. The profitability of geographic regions is not a determining factor in allocating resources and the CODM does not evaluate profitability below the level of the consolidated company.

The Company reports revenue by region and country based on the location where customers accept delivery of products and services. Revenue by region for fiscal 2024, 2023 and 2022 were as follows:

	Fiscal Year
(In thousands)	2024	2023	2022
North America	$206,073	$200,678	$199,801
Africa and Middle East	48,884	59,674	47,527
Europe	24,608	18,772	12,973
Latin America and Asia Pacific	128,518	65,309	42,658
Total Revenue	$408,083	$344,433	$302,959
Revenue by country comprising more than 10% of total revenue for fiscal 2024, 2023 and 2022 was as follows:

(In thousands, except percentages)	Revenue	% of Total Revenue
Fiscal 2024
United States	$197,052	48.3%
Fiscal 2023
United States	$197,018	57.2%
Fiscal 2022
United States	$198,824	65.6%
Long-lived assets, consisting primarily of net property, plant and equipment and operating lease right-of-use assets, by geographic areas based on physical location as of June 28, 2024 and June 30, 2023 were as follows:

(In thousands)	June 28, 2024	June 30, 2023
United States	$8,330	$6,965
Canada	1,039	687
New Zealand	467	3,619
Other countries	3,354	735
Total	$13,190	$12,006

Note 11. Income Taxes
Income (loss) before provision for income taxes during fiscal 2024, 2023 and 2022 consisted of the following:

	Fiscal Year
(In thousands)	2024	2023	2022
United States	$16,741	$19,113	$31,923
Foreign	165	2,201	(1,488)
Total income before income taxes	$16,906	$21,314	$30,435
Provision for (benefit from) income taxes for fiscal 2024, 2023 and 2022 were summarized as follows:

	Fiscal Year
(In thousands)	2024	2023	2022
Current:
Federal	$54	$—	$15
Foreign	2,128	1,493	1,234
State and local	339	637	333
	2,521	2,130	1,582
Deferred:
Federal	4,613	8,450	6,348
Foreign	(2,035)	(522)	161
State and local	1,047	1,087	1,184
	3,625	9,015	7,693
Total provision for income taxes	$6,146	$11,145	$9,275
The provision for income taxes differed from the amount computed by applying the federal statutory rate of 21%, to the Company’s income before provision for income taxes as follows:

	Fiscal Year
(In thousands)	2024	2023	2022
Tax provision at statutory rate	$3,550	$4,476	$6,344
Valuation allowances	(2,354)	302	220
Permanent differences	(20)	19	7
Foreign income inclusions	654	319	—
Effect of flow-through entities	(29)	409	58
Transaction costs	1,092	746	235
State and local taxes, net of U.S. federal tax benefit	877	980	1,534
Foreign income taxed at rates different than the U.S. statutory rate	411	233	439
Executive compensation limitation	729	663	439
Share-based compensation	(339)	(728)	(580)
Tax credit - generated and expired	(125)	(140)	113
Foreign withholding taxes	698	88	267
Change in uncertain tax positions	869	406	644
Return-to-provision/Deferred true-up adjustments	119	359	(269)
Acquisition restructuring and integration	—	3,022	—
Other	14	(9)	(176)
Total provision for income taxes	$6,146	$11,145	$9,275
The Company’s provision for income taxes was $6.1 million for fiscal 2024, $11.1 million for fiscal 2023 and $9.3 million for fiscal 2022. The Company’s tax expense for fiscal 2024 was primarily due to tax expense related to U.S. and profitable foreign subsidiaries, partially offset by Canada valuation allowance release. The Company’s tax expense for fiscal 2023 was primarily due to tax expense related to U.S. and profitable foreign subsidiaries, including deferred tax expense associated with the acquisition of Redline (as defined below) in July 2022 and the subsequent restructuring and integration impact. Refer to Note 12. Acquisitions for further information.

The components of deferred tax assets and liabilities were as follows:

(In thousands)	June 28, 2024	June 30, 2023
Deferred tax assets:
Inventory	$5,044	$4,363
Accruals and reserves	2,189	1,848
Bad debts	376	125
Amortization	628	86
Share-based compensation	719	858
Deferred revenue	3,358	3,678
Unrealized exchange gain/loss	2,662	3,229
Other	784	144
Capitalized research expenses	4,830	5,119
Tax credit carryforwards	4,699	4,274
Tax loss carryforwards	93,516	101,284
Total deferred tax assets before valuation allowance	118,805	125,008
Valuation allowance	(34,543)	(37,095)
Total deferred tax assets	84,262	87,913
Deferred tax liabilities:
Branch undistributed earnings reserve	40	90
Depreciation	60	520
Right of use assets	401	488
Other	1,061	227
Total deferred tax liabilities	1,562	1,325
Net deferred tax assets	$82,700	$86,588

As reported on the consolidated balance sheets
Deferred income tax assets	$83,112	$87,080
Deferred income tax liabilities	412	492
Total net deferred income tax assets	$82,700	$86,588
The Company’s valuation allowance related to deferred income taxes, as reflected on the consolidated balance sheets, was $34.5 million as of June 28, 2024 and $37.1 million as of June 30, 2023. The change in valuation allowance for the fiscal years ended June 28, 2024 and June 30, 2023 was a decrease of $2.6 million and a decrease of $0.4 million, respectively.
The decrease in the valuation allowance in fiscal 2024 was primarily due to the release of certain foreign valuation allowances. The decrease in the valuation allowance in fiscal 2023 was primarily due to the release of certain U.S. federal, state, and foreign valuation allowances, partially offset by losses in tax jurisdictions in which the Company cannot recognize tax benefits. As of June 28, 2024, the Company maintains a valuation allowance of $0.5 million on certain U.S. federal and state deferred tax assets that the Company believes is not more likely than not to be realized in future periods.
Tax loss and credit carryforwards as of June 28, 2024 have expiration dates ranging between one year and no expiration in certain instances. The amounts of U.S. federal tax loss carryforwards as of June 28, 2024 was $280.6 million and begin to expire in fiscal 2028. The amount of U.S. federal and state tax credit carryforwards as of June 28, 2024 was $5.6 million, and certain credits begin to expire in fiscal 2025. The amount of foreign tax loss carryforwards as of June 28, 2024 was $178.9 million and certain losses begin to expire in fiscal 2025. The amount of foreign tax credit carryforwards as of June 28, 2024 was $3.2 million, and certain credits will begin to expire in fiscal 2026.
The Company uses the flow-through method to account for investment tax credits generated on eligible scientific research and development expenditures. Under this method, the investment tax credits are recognized as a benefit to income tax in the year they are generated.

United States income taxes have not been provided on basis differences in foreign subsidiaries of $13.3 million as of June 28, 2024 because of the Company’s intention to reinvest these earnings indefinitely. Additionally, no foreign withholding taxes, federal or state taxes have been provided if these unremitted earnings of the Company’s foreign subsidiaries were distributed, as such amounts are considered permanently reinvested. It is not practicable to estimate the additional income taxes, including applicable foreign withholding taxes, that would be due upon the repatriation of these earnings.
The Company’s unrecognized tax benefit activity for fiscal 2024, 2023 and 2022 was as follows:

(In thousands)
Unrecognized tax benefit as of July 2, 2021	$17,255
Additions for tax positions in prior periods	54
Additions for tax positions in current periods	704
Decreases for tax positions in prior periods	(104)
Decreases related to change of foreign exchange rate	(202)
Unrecognized tax benefit as of July 1, 2022	17,707
Additions for tax positions in prior periods	19
Additions for tax positions in current periods	770
Decreases for tax positions in prior periods	(457)
Decreases related to change of foreign exchange rate	(1,953)
Unrecognized tax benefit as of June 30, 2023	16,086
Additions for tax positions in prior periods	—
Additions for tax positions in current periods	971
Decreases for tax positions in prior periods	(102)
Decreases related to change of foreign exchange rate	(880)
Unrecognized tax benefit as of June 28, 2024	$16,075
As of June 28, 2024, the Company had unrecognized tax benefits of $16.1 million for various federal, foreign, and state income tax matters, compared to $16.1 million as of June 30, 2023. The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $7.4 million as of June 28, 2024. These unrecognized tax benefits are presented on the accompanying consolidated balance sheets net of the tax effects of net operating loss carryforwards.
The Company accounts for interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. The interest accrued was $0.7 million as of June 28, 2024. An immaterial amount of penalties have been accrued as of June 28, 2024.
There was an immaterial change in the Company’s unrecognized tax benefit for tax positions in prior periods for fiscal 2024 related to settlements with tax authorities in the table above.
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

Note 12. Acquisitions

NEC’s Wireless Transport Business
On May 9, 2023, the Company entered into a Master Sale of Business Agreement (as amended on November 30, 2023, the “Purchase Agreement”) with NEC Corporation (“NEC”) to acquire NEC’s wireless transport business (the “NEC Transaction”). The Company completed the NEC Transaction on November 30, 2023.
Prior to the acquisition date, NEC was a leader in wireless backhaul networks with an extensive installed base of their Pasolink series products. The completion of the NEC Transaction increases the scale of Aviat, enhances the Company’s product portfolio with a greater capability to innovate, and creates a more diversified business. The results of operations of the NEC Transaction have been included in the consolidated financial statements since the date of acquisition.
The fair value of the consideration transferred at the closing of the NEC Transaction was comprised of (i) cash of $32.2 million, and (ii) the issuance of 736,750 shares or $22.3 million of common stock of the Company. The fair value of the shares issued was determined based on the closing market price of the Company’s common stock on the acquisition date. Aggregate consideration transferred at closing was approximately $54.5 million, which is subject to certain post-closing adjustments. As of June 28, 2024, the Company recorded accruals of approximately $19.9 million in estimated additional cash consideration, which is included in other current liabilities on the consolidated balance sheets. The additional consideration is primarily related to the settlement of the post-closing working capital adjustment, and is expected to be transferred to NEC in the first half of fiscal 2025. The Company funded the cash portion of the consideration with Term Loan borrowings under its Credit Facility. Refer to Note 7. Credit Facility and Debt for further information.
The NEC Transaction was accounted for as a business combination using the acquisition method of accounting. The Company is in the process of obtaining final independent third-party valuations of certain intangible and tangible assets acquired. The fair values of the acquired intangible assets are based on estimates and assumptions that are considered reasonable by the Company. As of the acquisition date, the Company has recorded the assets acquired and the liabilities assumed at their respective estimated fair values. The recognized goodwill is attributable to the workforce of the acquired business and expected synergies. The goodwill from this acquisition is expected to be fully deductible for tax purposes.
Acquisition-related costs were expensed as incurred and are included in selling and administrative expenses in the consolidated statements of operations. The Company incurred acquisition-related costs of $8.2 million related to the NEC Transaction during fiscal 2024.
A summary of the preliminary purchase price allocation is as follows:

	Fair Value	Useful Life in Years
	(In thousands)
Accounts receivable, net	$49,287
Inventories	34,175
Property, plant and equipment, net	539
Identifiable finite-lived intangible assets:
Customer relationships	3,800	15
Technology	1,800	7
Other assets	243
Accounts payable	(13,182)
Advance payments and unearned revenue	(3,192)
Other liabilities	(2,187)
Goodwill	3,105
Net assets acquired	$74,388
The preliminary purchase price allocation is subject to adjustment based on the Company obtaining final independent third-party valuations, determining fair value and final allocations of purchase price to the identifiable assets acquired and liabilities assumed, and determining the final consideration, including adjustments related to settlement of the final post-closing working capital adjustment.

Revenue and operating loss associated with the NEC Transaction included in the consolidated statements of operations from the acquisition date to the period ended June 28, 2024 were $54.9 million and $(1.0) million, respectively.
The following unaudited supplemental pro forma information has been presented as if the NEC Transaction had occurred at the beginning of fiscal 2023 and includes certain pro forma adjustments for interest expense, depreciation and amortization expense, the fair value of acquired inventory, and acquisition-related costs, net of income tax.

	Fiscal Year
(In thousands)	2024	2023
Revenue	$492,995	$530,891
Net income (loss)	19,637	(411)
Fiscal 2023 unaudited supplemental pro forma earnings were adjusted to include $8.2 million of acquisition-related costs incurred in fiscal 2024. There were no other material nonrecurring adjustments. The unaudited supplemental pro forma information presented above is for informational purposes only and is not necessarily indicative of the operating results that would have occurred if the NEC Transaction had occurred at the beginning of fiscal 2023, nor is it necessarily indicative of future operating results.

Redline Communications Group Inc.
In the first quarter of fiscal 2023, the Company acquired all of the issued and outstanding shares of Redline Communications Group Inc. (“Redline”), a leading provider of mission-critical data infrastructure, for a purchase price of $20.4 million. Cash acquired as part of the all-cash acquisition was $4.6 million for total net consideration of $15.8 million. The acquisition was accounted for as a business combination using the acquisition method of accounting. The assets acquired and the liabilities assumed have been recorded at their respective fair values as of the acquisition date. The recognized goodwill is attributable to the workforce of the acquired business and expected synergies. The goodwill from this acquisition is expected to be deductible for tax purposes. Acquisition-related costs were expensed as incurred and are included in selling and administrative expenses in the consolidated statements of operations.
A summary of the final purchase price allocation is as follows:

	Fair Value	Useful Life in Years
	(In thousands)
Cash and cash equivalents	$4,642
Accounts receivable, net	4,281
Inventories	3,379
Property, plant and equipment, net	688
Identifiable finite-lived intangible assets:
Patents	690	10
Customer relationships	7,730	14
Trade names	1,330	16
Other assets	1,921
Accounts payable	(2,113)
Advance payments and unearned revenue	(3,301)
Other liabilities	(3,948)
Goodwill	5,112
Total consideration	$20,411

Note 13. Commitments and Contingencies
Purchase Orders and Other Commitments
From time to time in the normal course of business, the Company may enter into purchasing agreements with its suppliers that require the Company to accept delivery of and remit full payment for (i) finished products that it has ordered,

(ii) finished products that it requested be held as safety stock, and (iii) work in process started on its behalf, in the event it cancels or terminates the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and the Company has no present intention to cancel or terminate any of these agreements, the Company currently does not believe that it has any future liability under these agreements.
As of June 28, 2024, the Company had outstanding purchase obligations with its suppliers or contract manufacturers of approximately $83.7 million. In addition, the Company had purchase obligations of approximately $5.1 million associated with software as a service and software maintenance support.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies, or other financial institutions are contingent commitments issued to guarantee performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations, and similar transactions, or to ensure performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of June 28, 2024, the Company had no guarantees applicable to its debt arrangements.
The Company has entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements, and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of June 28, 2024, the Company had commercial commitments outstanding of $18.3 million, that were not recorded on the consolidated balance sheets. The Company does not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on these performance guarantees in the future.
The following table presents details of the Company’s commercial commitments:

(In thousands)	June 28, 2024
Letters of credit	$4,941
Bonds	13,329
$18,270
Indemnifications
Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s products infringe the intellectual property rights of a third party. As of June 28, 2024, the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its products; the Company has not received any request to defend any customers from infringement claims arising from the use of its products; and the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. As of June 28, 2024, the Company had not recorded any liabilities related to these indemnifications.
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
In March 2016, an enforcement action by the Indian Department of Revenue, Ministry of Finance was brought against Aviat’s subsidiary Aviat Networks (India) Private Limited (“Aviat India”) relating to the non-realization of intercompany receivables and non-payment of intercompany payables, which originated from 1999 to 2012, within the time frames dictated by the Indian regulations under the Foreign Exchange Management Act. In November 2017, the Indian Department of Revenue, Ministry of Finance also initiated a similar action against Telsima Communications Private Limited (“Telsima India”), a subsidiary of the Company, relating to the non-realization of intercompany receivables and non-payment of intercompany payables which originated from the period prior to our acquisition of Telsima India in February 2009. In September 2019, the directors of Aviat India appeared before the Ministry of Finance Enforcement Directorate. In March 2024, the Company appeared before the Joint Director of Enforcement to review the transactions at issue. No subsequent hearing date has been scheduled as of June 28, 2024. The Company has accrued an immaterial amount representing the estimated probable loss for which it would settle the matter. The Company currently cannot form an estimate of the range of loss in excess of its amounts already accrued. If the outcome of this matter is greater than the current immaterial amount accrued, the Company intends to dispute it vigorously.
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
Note 14. Goodwill and Intangible Assets
The following presents details of goodwill and intangible assets:

(In thousands)	June 28, 2024	June 30, 2023
Goodwill	$8,217	$5,112
The $3.1 million increase in goodwill during fiscal 2024 is associated with the NEC Transaction as described in Note 12. Acquisitions. The Company performs its annual goodwill impairment test on the first day of its fourth fiscal quarter. The fiscal 2024 annual goodwill impairment test did not result in an impairment.

	Useful life in Years	June 28, 2024	June 30, 2023
Intangible assets:		(In thousands)
Technology	7	$1,800	$—
Patents	10	690	690
Customer relationships	14 — 15	11,530	7,730
Trade names	16	1,330	1,330
Total gross intangible assets		$15,350	$9,750
Accumulated amortization		(1,706)	(704)
Total net intangible assets		$13,644	$9,046
The $5.6 million increase in finite-lived intangible assets during fiscal 2024 is associated with the NEC Transaction as described in Note 12. Acquisitions. Amortization of finite-lived intangibles for fiscal 2024 and 2023 was $1.0 million and $0.7 million, respectively, and is included in selling and administrative expenses. There was no amortization expense in fiscal 2022. There were no impairment charges recorded for fiscal 2024, 2023 and 2022.
As of June 28, 2024, the estimated future amortization expense of finite-lived intangible assets is as follows (in thousands):

(In thousands)
2025	$1,215
2026	1,215
2027	1,215
2028	1,215
2029	1,215
Thereafter	7,569
Total	$13,644
Note 15. Related Party Transactions

NEC Corporation
On November 30, 2023 (the “Closing Date”), the Company completed the NEC Transaction. Refer to Note 12. Acquisitions for further information. A portion of the total consideration in the NEC Transaction included the issuance of 736,750 shares in Company common stock to NEC. The Company and NEC entered into a Registration Rights and Lock-Up Agreement, restricting NEC’s ability to transfer shares (the “Lock-Up”), except for certain limited exceptions as provided in the Registration Rights and Lock-Up Agreement, until one day after the one-year anniversary of the Closing Date (the “Initial Lock-Up Expiration Date”). Starting one day after the Initial Lock-Up Expiration Date, one-twelfth of the issued shares shall be released from the Lock-Up each month, such that all issued shares shall be released from Lock-Up by the two-year anniversary of the Closing Date. Pursuant to the Purchase Agreement, NEC will have the right to nominate a director to the Company’s Board of Directors from the Closing Date and for a period of two years thereafter. As of June 28, 2024, NEC held approximately 5.8% of the Company’s outstanding common stock.
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

A summary of the related party activity between the Company and NEC during fiscal 2024 is as follows:

(In thousands)
Transition services received	$4,472
Research and development services received	7,222
Purchase of inventories	10,853
As of June 28, 2024, the Company’s outstanding related party balances with NEC included in the consolidated balance sheets are as follows:

(In thousands)
Accounts receivable, net	$638
Other current assets	400
Accounts payable	17,182
Other current liabilities	19,896
Note 16. Revisions to Prior Period Consolidated Financial Statements
As described in Note 1. The Company and Summary of Significant Accounting Policies, subsequent to the issuance of the consolidated financial statements and related disclosures for the fiscal year ended June 30, 2023, the Company identified certain errors in its previously issued consolidated financial statements.
The Company identified an error related to estimated total contract costs and progress to completion for an over-time arrangement. The effect of the error resulted in revenues related to services being overstated by $1.4 million for the year ended June 30, 2023. This error also impacted the previously issued quarterly financial statements for fiscal 2024. The Company also identified that it had inappropriately recorded revenue and costs of sales in fiscal 2023 related to product sales recognized at a point-in-time for which control had not been transferred to the customer. This resulted in an overstatement of revenue related to product sales of $0.7 million and cost of revenues related to product sales of $0.4 million for the year ended June 30, 2023.
In accordance with ASC 250, Accounting Changes and Error Corrections and Staff Accounting Bulletins (“SAB”) No. 99, Materiality and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of the errors and determined that the impacts were not material, individually or in the aggregate, to the Company’s previously issued consolidated financial statements for any of the prior reporting periods in which they occurred, but that correcting the error in the current reporting period would be material to the Company’s results of operations for fiscal 2024. As a result, the Company has restated the prior period financial statements and related disclosures for fiscal 2023 to correct the errors. The Company will also correct previously issued quarterly financial statements and related disclosures for such immaterial errors in future filings, as applicable (see “Part II, Item 9B. Other Information” below for additional information). A summary of the corrections to the impacted financial statement line items in the Company’s previously issued Consolidated Statements of Operations, Comprehensive Income, Equity and Cash Flows for the twelve months ended June 30, 2023 and Consolidated Balance Sheets as of June 30, 2023 is provided below.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30, 2023
(In thousands, except per share amounts)	As Previously Reported	Adjustments	As Revised
Revenues:
Product sales	$239,321	$(742)	$238,579
Services	107,272	(1,418)	105,854
Total revenues	346,593	(2,160)	344,433
Cost of revenues:
Product sales	151,008	(371)	150,637
Services	71,414	—	71,414
Total cost of revenues	222,422	(371)	222,051
Gross margin	124,171	(1,789)	122,382
Operating expenses:
Research and development	24,908	—	24,908
Selling and administrative	69,842	—	69,842
Restructuring charges	3,012	—	3,012
Total operating expenses	97,762	—	97,762
Operating income	26,409	(1,789)	24,620
Interest expense, net	532	—	532
Other expense, net	2,774	—	2,774
Income before income taxes	23,103	(1,789)	21,314
Provision for income taxes	11,575	(430)	11,145
Net income	$11,528	$(1,359)	$10,169
Net income attributable to Aviat Networks	$11,528	$(1,359)	$10,169

Net income per share of common stock outstanding:
Basic	$1.01	$(0.11)	$0.90
Diluted	$0.97	$(0.11)	$0.86

Weighted average shares outstanding:
Basic	11,358	—	11,358
Diluted	11,855	—	11,855
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended June 30, 2023
(In thousands)	As Previously Reported	Adjustments	As Revised
Net income	$11,528	$(1,359)	$10,169
Other comprehensive income:
Net change in cumulative translation adjustment	25	—	25
Other comprehensive income	25	—	25
Comprehensive income	$11,553	$(1,359)	$10,194

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2023
(In thousands, except share and par value amounts)	As Previously Reported	Adjustments	As Revised
ASSETS
Current Assets:
Cash and cash equivalents	$22,242	$—	$22,242
Accounts receivable, net	101,653	(742)	100,911
Unbilled receivables	58,588	(1,418)	57,170
Inventories	33,057	371	33,428
Other current assets	22,164	—	22,164
Total current assets	237,704	(1,789)	235,915
Property, plant and equipment, net	9,452	—	9,452
Goodwill	5,112	—	5,112
Intangible assets, net	9,046	—	9,046
Deferred income taxes	86,650	430	87,080
Right-of-use assets	2,554	—	2,554
Other assets	13,978	—	13,978
Total assets	$364,496	$(1,359)	$363,137
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$60,141	$—	$60,141
Accrued expenses	24,442	—	24,442
Operating lease liabilities	610	—	610
Advance payments and unearned revenue	44,268	—	44,268
Other current liabilities	600	—	600
Total current liabilities	130,061	—	130,061
Unearned revenue	7,416	—	7,416
Long-term operating lease liabilities	2,140	—	2,140
Other long-term liabilities	314	—	314
Reserve for uncertain tax positions	3,975	—	3,975
Deferred income taxes	492	—	492
Total liabilities	144,398	—	144,398
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock	—	—	—
Common stock	115	—	115
Treasury stock	(6,147)	—	(6,147)
Additional paid-in-capital	830,048	—	830,048
Accumulated deficit	(587,914)	(1,359)	(589,273)
Accumulated other comprehensive loss	(16,004)	—	(16,004)
Total stockholders’ equity	220,098	(1,359)	218,739
Total liabilities and stockholders’ equity	$364,496	$(1,359)	$363,137

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30, 2023
(In thousands)	As Previously Reported	Adjustments	As Revised
Operating Activities
Net income	$11,528	$(1,359)	$10,169
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property, plant and equipment	5,475	—	5,475
Amortization of intangible assets	704	—	704
Provision for uncollectible receivables	467	—	467
Share-based compensation	6,720	—	6,720
Deferred taxes	9,442	(430)	9,012
Inventory write-downs	2,138	—	2,138
Non-cash lease expense	639	—	639
Net loss on marketable securities	1,734	—	1,734
Other non-cash operating activities, net	67	—	67
Changes in operating assets and liabilities:
Accounts receivable	(25,496)	742	(24,754)
Unbilled receivables	(13,816)	1,418	(12,398)
Inventories	(4,521)	(371)	(4,892)
Accounts payable	16,040	—	16,040
Accrued expenses	(4,306)	—	(4,306)
Advance payments and unearned revenue	6,254	—	6,254
Income taxes payable	710	—	710
Other assets and liabilities	(15,423)	—	(15,423)
Net cash used in operating activities	(1,644)	—	(1,644)
Investing Activities
Purchases of property, plant and equipment	(5,335)	—	(5,335)
Proceeds from sale of marketable securities	9,157	—	9,157
Acquisitions, net of cash acquired	(15,769)	—	(15,769)
Net cash used in investing activities	(11,947)	—	(11,947)
Financing Activities
Proceeds from revolver	102,200	—	102,200
Repayments of revolver	(102,200)	—	(102,200)
Payments of deferred financing costs	(753)	—	(753)
Payments for taxes related to net settlement of equity awards	(1,198)	—	(1,198)
Proceeds from issuance of common stock under employee stock plans	1,270	—	1,270
Net cash used in financing activities	(681)	—	(681)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(311)	—	(311)
Net decrease in cash, cash equivalents and restricted cash	(14,583)	—	(14,583)
Cash, cash equivalents, and restricted cash, beginning of year	37,104	—	37,104
Cash, cash equivalents, and restricted cash, end of year	$22,521	$—	$22,521

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	Shares	$ Amount
As Previously Reported
Balance as of July 2, 2022	11,161	$112	195	$(6,147)	$823,259	$(599,442)	$(16,029)	$201,753
Net income	—	—	—	—	—	11,528	—	11,528
Other comprehensive income	—	—	—	—	—	—	25	25
Issuance of common stock under employee stock plans	396	3	—	—	1,267	—	—	1,270
Shares withheld for taxes related to vesting of equity awards	(39)	—	—	—	(1,198)	—	—	(1,198)
Share-based compensation	—	—	—	—	6,720	—	—	6,720
Balance as of June 30, 2023	11,518	$115	195	$(6,147)	$830,048	$(587,914)	$(16,004)	$220,098

Adjustments
Balance as of July 2, 2022	—	$—	—	$—	$—	$—	$—	$—
Net income	—	—	—	—	—	(1,359)	—	(1,359)
Other comprehensive income	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plans	—	—	—	—	—	—	—	—
Shares withheld for taxes related to vesting of equity awards	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—
Balance as of June 30, 2023	—	$—	—	$—	$—	$(1,359)	$—	$(1,359)

As Revised
Balance as of July 2, 2022	11,161	$112	195	$(6,147)	$823,259	$(599,442)	$(16,029)	$201,753
Net income	—	—	—	—	—	10,169	—	10,169
Other comprehensive income	—	—	—	—	—	—	25	25
Issuance of common stock under employee stock plans	396	3	—	—	1,267	—	—	1,270
Shares withheld for taxes related to vesting of equity awards	(39)	—	—	—	(1,198)	—	—	(1,198)
Share-based compensation	—	—	—	—	6,720	—	—	6,720
Balance as of June 30, 2023	11,518	$115	195	$(6,147)	$830,048	$(589,273)	$(16,004)	$218,739
Note 17. Subsequent Events
On July 2, 2024, Aviat acquired 4RF Limited (“4RF”), a New Zealand company. Aviat purchased all of the issued and outstanding shares of 4RF in an all-cash transaction. 4RF is a leading provider of industrial wireless access solutions, including narrowband point-to-point/multi-point radios and Private LTE and 5G routers. The acquisition of 4RF allows Aviat to expand its product offering for the global industrial wireless access markets including Private LTE/5G. Due to the timing of the closing of the acquisition and delivery of related data, there was insufficient time to incorporate additional disclosures related to the preliminary purchase price allocation and fair value of the assets acquired and liabilities assumed.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to provide reasonable assurance that the information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. As of June 28, 2024, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that as of June 28, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
Notwithstanding the material weaknesses described, management concluded the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial condition, results of operations and cash flows in accordance with U.S. GAAP.
Management Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP.
Management, including the Company’s CEO and CFO, assessed the effectiveness of its internal control over financial reporting as of June 28, 2024. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework).
The Company completed the NEC Transaction in November 2023 (as defined above), and management has excluded the acquired business’s internal control over financial reporting from its assessment of the effectiveness of internal controls as of the fiscal year ended June 28, 2024. The acquired business represents approximately 14% of consolidated total revenues for the fiscal year ended June 28, 2024.
Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of June 28, 2024 due to the material weaknesses detailed below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.
Management determined that the Company had the following material weaknesses in its internal control over financial reporting as of June 28, 2024:
Ineffective control environment: the Company did not maintain an effective control environment based on the criteria established in the COSO framework. The Company did not have sufficient personnel with the appropriate levels of knowledge, experience, and training in accounting and internal control over financial reporting. The material weakness in the control environment led to the additional material weaknesses detailed below.
Ineffective control activities: the Company did not maintain effective control activities based on the criteria established in the COSO framework. Control activities were either not designed effectively or not performed in a timely manner to support the operating effectiveness of the controls to prevent and detect potential material errors. As a result, the following control deficiencies constitute a material weakness individually and in the aggregate: (a) management identified instances of ineffective controls over the review of certain (i) revenue transactions, (ii) reconciliations of revenue related account balances, and (iii) reconciliations covering the data transfer of revenue transactions between its financial systems; (b) management identified instances of ineffective controls related to the determination of the appropriate period for revenue recognition; (c) management identified instances of ineffective controls related to certain arrangements where revenue is recognized over time and (d) management identified instances of ineffective controls related to the review and approval of journal entries.

Ineffective monitoring activities: the Company did not maintain effective monitoring activities based on the criteria established in the COSO framework to determine whether the components of internal control over financial reporting were present and functioning. Monitoring activities were not in place to timely identify and initiate the transition of certain control activities or identify control activities that were not effectively designed.
Remediation Plan
During the fourth quarter of fiscal 2024 we initiated and will continue to implement measures designed to improve our internal control over financial reporting to remediate these material weaknesses with oversight from the Audit Committee of the Board of Directors, including the following:
•We hired and will continue to hire qualified accounting and internal control professionals with the appropriate level of experience and training to design, implement, execute, and monitor our system of internal control. During the fourth quarter of fiscal year 2024 we hired a new Chief Financial Officer, Head of Internal Audit, and backfilled vacancies resulting from key finance and accounting personnel turnover.
•We will provide training to the applicable control performers related to the importance of timely execution of control activities for which they are responsible.
•We will redesign controls over the determination of the appropriate period for revenue recognition, controls over arrangements where revenue is recognized over time and controls related to the review and approval of journal entries.
•We are implementing a formal monitoring program to perform the necessary evaluations to ascertain whether the components of internal control are present and functioning, including implementing corrective actions as necessary.
We are committed to maintaining a strong control environment and believe that these remediation efforts represent continued improvement in our control environment. We also expect, with oversight from the Audit Committee of the Board of Directors, to continue to review, optimize and enhance our financial reporting controls and procedures. The material weaknesses will not be considered remediated until the associated controls operate effectively for a sufficient period of time and management concludes, through testing, that the controls are operating effectively.
The effectiveness of internal control over financial reporting as of June 28, 2024 has been audited by the Company’s independent registered public accounting firm, as stated in their attestation report included herein.
Changes in Internal Controls Over Financial Reporting
The Company is in the process of implementing internal control procedures related to the acquired business and expects this to be completed during fiscal 2025.
Except as noted in the foregoing sentence and as set forth above in connection with our material weaknesses, there were no other changes to internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the Company’s fourth fiscal quarter ended June 28, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
The Company’s management, including its CEO and CFO, does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Aviat Networks, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Aviat Networks, Inc. and subsidiaries (the “Company”) as of June 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended June 28, 2024, of the Company and our report dated October 4, 2024, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the NEC wireless transport business, which was acquired on November 30, 2023, and whose financial statements constitute approximately 14% of total revenue of the consolidated financial statements for the fiscal year ended June 28, 2024. Accordingly, our audit did not include the internal control over financial reporting for the NEC wireless transport business.
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

Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:
The Company did not maintain an effective control environment based on the criteria established in the COSO framework. The Company did not have sufficient personnel with the appropriate levels of knowledge, experience, and training in accounting and internal control over financial reporting.
The material weakness in the control environment led to the additional material weaknesses detailed below.
The Company did not maintain effective control activities based on the criteria established in the COSO framework. Control activities were either not designed effectively or not performed in a timely manner to support the operating effectiveness of the controls to prevent and detect potential material errors. As a result, the following control deficiencies constitute a material weakness individually and in the aggregate: (a) the Company identified instances of ineffective controls over the review of certain (i) revenue transactions, (ii) reconciliations of revenue related account balances, and (iii) reconciliations covering the data transfer of revenue transactions between its financial systems; and (b) The Company identified instances of ineffective controls related to the determination of the appropriate period for revenue recognition; (c) the Company identified instances of ineffective controls related to certain arrangements where revenue is recognized over time and (d) management identified instances of ineffective controls related to the review and approval of journal entries.
The Company did not maintain effective monitoring activities based on the criteria established in the COSO framework to determine whether the components of internal control over financial reporting were present and functioning. Monitoring activities were not in place to timely identify and initiate the transition of certain control activities or identify control activities that were not effectively designed.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the fiscal year ended June 28, 2024, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Austin, Texas
October 4, 2024

Item 9B. Other Information
During the three months ended June 28, 2024, none of the Company’s Directors or Officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
As discussed in Note 16. Revisions to Prior Period Consolidated Financial Statements, subsequent to the third quarter of fiscal 2024, the Company identified errors in the quarterly financial statements for fiscal 2024 related to estimated total contract costs and progress to completion for an over-time arrangement. The Company has identified additional errors impacting the quarterly financial statements for fiscal 2024 related to the recognition of revenue prior to performance obligations being met and related to journal entries recorded in error. In accordance with ASC 250, Accounting Changes and Error Corrections and Staff Accounting Bulletins (“SAB”) No. 99, Materiality and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of the errors and determined that the impacts were not material, individually or in the aggregate, to the Company’s previously issued consolidated financial statements. The effect of the errors resulted in the following impacts to the quarterly financial statements for fiscal 2024:
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 29, 2024			Nine Months Ended March 29, 2024
(In thousands, except per share amounts)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenues:
Product sales	$70,857	$(13)	$70,844	$196,794	$(1,384)	$195,410
Services	40,756	(778)	39,978	97,421	(1,408)	96,013
Total revenues	111,613	(791)	110,822	294,215	(2,792)	291,423
Cost of revenues:
Product sales	47,791	(8)	47,783	121,775	(786)	120,989
Services	27,288	(320)	26,968	67,224	(383)	66,841
Total cost of revenues	75,079	(328)	74,751	188,999	(1,169)	187,830
Gross margin	36,534	(463)	36,071	105,216	(1,623)	103,593
Selling and administrative	21,300	(1,102)	20,198	61,979	—	61,979
Operating income	5,028	639	5,667	15,569	(1,623)	13,946
Income before income taxes	4,037	639	4,676	13,920	(1,623)	12,297
Provision for income taxes	619	187	806	3,607	(521)	3,086
Net income	$3,418	$452	$3,870	$10,313	$(1,102)	$9,211

Net income per share of common stock outstanding:
Basic	$0.27	$0.04	$0.31	$0.86	$(0.10)	$0.76
Diluted	$0.27	$0.03	$0.30	$0.84	$(0.09)	$0.75
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 29, 2024			Nine Months Ended March 29, 2024
(In thousands)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Net income	$3,418	$452	$3,870	$10,313	$(1,102)	$9,211
Comprehensive income	$3,077	$452	$3,529	$10,550	$(1,102)	$9,448

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended March 29, 2024
(In thousands)	As Previously Reported	Adjustments	As Revised
Operating Activities
Net income	$10,313	$(1,102)	$9,211
Deferred taxes	2,180	(521)	1,659
Accounts receivable	14,312	1,103	15,415
Unbilled receivables	(17,039)	1,689	(15,350)
Inventories	7,037	(1,061)	5,976
Accrued expenses	11,449	(108)	11,341
Net cash provided by operating activities	$22,229	$—	$22,229
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	Three Months Ended March 29, 2024
	Accumulated Deficit	Total Equity
(In thousands)
As Previously Reported
Balance as of December 29, 2023	$(581,019)	$253,936
Net income	3,418	3,418
Balance as of March 29, 2024	$(577,601)	$258,507

Adjustments
Balance as of December 29, 2023	$(2,913)	$(2,913)
Net income	452	452
Balance as of March 29, 2024	$(2,461)	$(2,461)

As Revised
Balance as of December 29, 2023	$(583,932)	$251,023
Net income	3,870	3,870
Balance as of March 29, 2024	$(580,062)	$256,046

	Nine Months Ended March 29, 2024
	Accumulated Deficit	Total Equity
(In thousands)
As Previously Reported
Balance as of June 30, 2023	$(587,914)	$220,098
Net income	10,313	10,313
Balance as of March 29, 2024	$(577,601)	$258,507

Adjustments
Balance as of June 30, 2023	$(1,359)	$(1,359)
Net income	(1,102)	(1,102)
Balance as of March 29, 2024	$(2,461)	$(2,461)

As Revised
Balance as of June 30, 2023	$(589,273)	$218,739
Net income	9,211	9,211
Balance as of March 29, 2024	$(580,062)	$256,046
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended December 29, 2023			Six Months Ended December 29, 2023
(In thousands, except per share amounts)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenues:
Product sales	$66,392	$(1,371)	$65,021	$125,937	$(1,371)	$124,566
Services	28,644	27	28,671	56,665	(630)	56,035
Total revenues	95,036	(1,344)	93,692	182,602	(2,001)	180,601
Cost of revenues:
Product sales	37,671	(778)	36,893	73,984	(778)	73,206
Services	20,535	(63)	20,472	39,936	(63)	39,873
Total cost of revenues	58,206	(841)	57,365	113,920	(841)	113,079
Gross margin	36,830	(503)	36,327	68,682	(1,160)	67,522
Selling and administrative	21,442	1,102	22,544	40,679	1,102	41,781
Operating income	4,994	(1,605)	3,389	10,541	(2,262)	8,279
Income before income taxes	5,237	(1,605)	3,632	9,883	(2,262)	7,621
Provision for income taxes	2,347	(499)	1,848	2,988	(708)	2,280
Net income	$2,890	$(1,106)	$1,784	$6,895	$(1,554)	$5,341

Net income per share of common stock outstanding:
Basic	$0.24	$(0.09)	$0.15	$0.59	$(0.14)	$0.45
Diluted	$0.24	$(0.09)	$0.15	$0.57	$(0.13)	$0.44

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended December 29, 2023			Six Months Ended December 29, 2023
(In thousands)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Net income	$2,890	$(1,106)	$1,784	$6,895	$(1,554)	$5,341
Comprehensive income	$3,435	$(1,106)	$2,329	$7,473	$(1,554)	$5,919
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended December 29, 2023
(In thousands)	As Previously Reported	Adjustments	As Revised
Operating Activities
Net income	$6,895	$(1,554)	$5,341
Deferred taxes	605	(708)	(103)
Accounts receivable	3,063	631	3,694
Unbilled receivables	(18,772)	1,370	(17,402)
Inventories	852	(848)	4
Accrued expenses	5,171	7	5,178
Other assets and liabilities	(3,907)	1,102	(2,805)
Net cash provided by operating activities	$6,909	$—	$6,909
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	Three Months Ended December 29, 2023
	Accumulated Deficit	Total Equity
(In thousands)
As Previously Reported
Balance as of September 29, 2023	$(583,909)	$226,150
Net income	2,890	2,890
Balance as of December 29, 2023	$(581,019)	$253,936

Adjustments
Balance as of September 29, 2023	$(1,807)	$(1,807)
Net income	(1,106)	(1,106)
Balance as of December 29, 2023	$(2,913)	$(2,913)

As Revised
Balance as of September 29, 2023	$(585,716)	$224,343
Net income	1,784	1,784
Balance as of December 29, 2023	$(583,932)	$251,023

	Six Months Ended December 29, 2023
	Accumulated Deficit	Total Equity
(In thousands)
As Previously Reported
Balance as of June 30, 2023	$(587,914)	$220,098
Net income	6,895	6,895
Balance as of December 29, 2023	$(581,019)	$253,936

Adjustments
Balance as of June 30, 2023	$(1,359)	$(1,359)
Net income	(1,554)	(1,554)
Balance as of December 29, 2023	$(2,913)	$(2,913)

As Revised
Balance as of June 30, 2023	$(589,273)	$218,739
Net income	5,341	5,341
Balance as of December 29, 2023	$(583,932)	$251,023
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 29, 2023
(In thousands, except per share amounts)	As Previously Reported	Adjustments	As Revised
Revenues:
Services	$28,021	$(657)	$27,364
Total revenues	87,566	(657)	86,909
Gross margin	31,852	(657)	31,195
Operating income	5,547	(657)	4,890
Income before income taxes	4,646	(657)	3,989
Provision for income taxes	641	(209)	432
Net income	$4,005	$(448)	$3,557

Net income per share of common stock outstanding:
Basic	$0.35	$(0.04)	$0.31
Diluted	$0.34	$(0.04)	$0.30
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 29, 2023
(In thousands)	As Previously Reported	Adjustments	As Revised
Net income	$4,005	$(448)	$3,557
Comprehensive income	$4,038	$(448)	$3,590

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended September 29, 2023
(In thousands)	As Previously Reported	Adjustments	As Revised
Operating Activities
Net income	$4,005	$(448)	$3,557
Deferred taxes	39	(209)	(170)
Unbilled receivables	(2,395)	657	(1,738)
Net cash provided by operating activities	13,980	—	13,980
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	Three Months Ended September 29, 2023
	Accumulated Deficit	Total Equity
(In thousands)
As Previously Reported
Balance as of June 30, 2023	$(587,914)	$220,098
Net income	4,005	4,005
Balance as of September 29, 2023	$(583,909)	$226,150

Adjustments
Balance as of June 30, 2023	$(1,359)	$(1,359)
Net income	(448)	(448)
Balance as of September 29, 2023	$(1,807)	$(1,807)

As Revised
Balance as of June 30, 2023	$(589,273)	$218,739
Net income	3,557	3,557
Balance as of September 29, 2023	$(585,716)	$224,343

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a definitive Proxy Statement with the SEC within 120 days after the end of its fiscal year ended June 28, 2024.
Item 10. Directors, Executive Officers and Corporate Governance
The Company adopted a Code of Conduct that is available at www.aviatnetworks.com. The Company’s Code of Conduct was most recently amended and restated in November 2022. If, in the future, the Company amends its Code of Conduct or grants waivers from its Code of Conduct with respect to any of its executive officers or directors, the Company will make information regarding such amendments or waivers available on its website for a period of at least 12 months.
For information with respect to Executive Officers, see Part I, Item 1 of this Annual Report on Form 10-K, under “Information about our Executive Officers,” which is incorporated herein by reference.
All information required to be disclosed in this Item 10 that is not otherwise contained herein will appear in the Company’s definitive Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
Information regarding the Company’s executive and director compensation will appear in its definitive Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in the Company’s definitive Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, and director independence will appear in the Company’s definitive Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services will appear in the Company’s definitive Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this report:
Financial Statements and Schedules
The financial statements of Aviat Networks, Inc. are set forth in Item 8 of this Annual Report on Form 10-K. The financial statement schedules have been omitted because the required information is not required, not applicable or because the information is included elsewhere in the consolidated financial statements or notes thereto.
(b)Exhibits:
The information required by this Item is set forth on the Exhibit Index (following the Signatures section of this report) and is included, or incorporated by reference, in this Annual Report on Form 10-K.
Item 16. Form 10–K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIAT NETWORKS, INC. (Registrant)

Date:	October 4, 2024	By:	/s/ Michael Connaway
Michael Connaway
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter A. Smith	President and Chief Executive Officer (Principal Executive Officer)	October 4, 2024
Peter A. Smith

/s/ Michael Connaway	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 4, 2024
Michael Connaway

/s/ John Mutch	Chair of the Board	October 4, 2024
John Mutch

/s/ Laxmi Akkaraju	Director	October 4, 2024
Laxmi Akkaraju

/s/ Bryan Ingram	Director	October 4, 2024
Bryan Ingram

/s/ Michele Klein	Director	October 4, 2024
Michele Klein

/s/ Bruce Taten	Director	October 4, 2024
Bruce Taten

EXHIBIT INDEX
The following exhibits are filed or furnished herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Ex. #	Description

2.1#¥
Master Sale of Business Agreement, dated May 9, 2023, by and among the Company and NEC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed May 9, 2023, File No. 001-33278).

2.2#¥
Amendment to the Master Sale of Business Agreement, dated November 30, 2023, by and between the Company and NEC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed December 1, 2023, File No. 001-33279).

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
4.1
Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on September 7, 2016. File No. 001-33278).

4.2
Specimen common stock certificate, adopted as of January 29, 2010 (incorporated by reference to Exhibit 4.1.1 to the Annual Report on Form 10-K for fiscal year end July 2, 2010 filed with the SEC on September 9, 2010, File No. 001-33278).

4.3
Amended and Restated Tax Benefit Preservation Plan, dated as of August 27, 2020, by and between Aviat Networks, Inc. and Computershare Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 31, 2020, File No. 011-33278).

4.4
Amendment No. 1 to the Amended and Restated Tax Benefit Preservation Plan, dated as of February 28, 2023, by and between Aviat Networks, Inc. and Computershare Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 28, 2023, File No. 001-33278).

4.5
Description of Registered Securities (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for fiscal year end June 30, 2023 filed with the SEC on August 30, 2023, File No. 001-33278).

10.1#◊
Registration Rights and Lock-Up Agreement, dated November 30, 2023, by and between the Company and NEC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 1, 2023, File No. 001-33278).

10.2#◊
Manufacturing and Supply Agreement, dated November 30, 2023, by and among the Company, NECPF and NEC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 1, 2023, File No. 001-33278).

10.3#◊
Global Transition Services Agreement, dated November 30, 2023, by and between the Company and NEC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on December 1, 2023, File No. 001-33278).

10.4#◊
Global Seller Transition Services Agreement, dated November 30, 2023, by and between the Company and NEC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on December 1, 2023, File No. 001-33278).

10.5#◊
Distribution Agreement, dated November 30, 2023, by and between Aviat Singapore and NEC South Africa (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on December 1, 2023, File No. 001-33278).

10.6#◊
Framework Agreement, dated November 30, 2023, by and between Aviat Singapore and NEC Saudi Arabia (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on December 1, 2023, File No. 001-33278).

10.7#◊
Distribution Agreement, dated November 30, 2023, by and between Aviat Singapore and NEC New Zealand (incorporated by reference to exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on December 1, 2023, File No. 001-33278).

10.8#◊
Distribution Agreement, dated November 30, 2023, by and between Aviat Singapore and NEC Malaysia (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on December 1, 2023, File No. 001-33278).

Ex. #	Description

10.9#◊
Trademark License Agreement, dated November 30, 2023, by and between the Company and NEC (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on December 1, 2023, File No. 001-33278).

10.10#◊
Intellectual Property License Agreement, dated November 30, 2023, by and between the Company and NEC (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on December 1, 2023, File No. 001-33278).

10.11#◊
Trademark Assignment Agreement, dated November 30, 2023, by and between the Company and NEC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on December 1, 2023, File No. 001-33278).

10.12#◊
Development Services Agreement, dated November 30, 2023, by and between Opco and NEC (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on December 1, 2023, File No. 001-33278).

10.13#◊
Credit Agreement dated May 9, 2023, by and among the Company, the Opco, the Singapore Borrower and the Lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 9, 2023, File No. 001-33278).

10.14#◊
First Amendment to Credit Agreement, dated November 22, 2023, by and among the Borrowers and the Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 29, 2023, File No. 001-33278).

10.15
Intellectual Property Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 1, 2007, File No. 001-33278).

10.16
Tax Sharing Agreement between Harris Stratex Networks, Inc. and Harris Corporation dated January 26, 2007 (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on February 1, 2007, File No. 001-33278).

10.17+
Standard Form of Executive Employment Agreement between Harris Stratex Networks, Inc. and certain executives (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed with the SEC on February 1, 2007, File No. 001-33278).

10.18
Letter Agreement, dated as of January 11, 2015, among Aviat Networks, Inc., Steel Partners Holdings L.P., Lone Star Value Management, LLC and certain other parties (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 12, 2015, File No. 001-33278).

10.19
Lease Agreement, dated June 8, 2016, between Aviat Networks, Inc., through its wholly owned subsidiary Aviat U.S., Inc., and The Irvine Company LLC (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for fiscal year end July 1, 2016 filed with the SEC on September 9, 2016, File No. 001-33278).

10.20+
Employment Agreement, dated January 2, 2020, between Aviat Networks, Inc. and Peter Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 2, 2020, File No. 001-33278).

10.20.1+
First Amendment to the Employment Agreement between Aviat Networks, Inc. and Peter Smith, dated May 17, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 18, 2021, File No. 001-33278).

10.20.2+
Second Amendment to Employment Agreement, dated July 4, 2021, between the Company and Peter Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 7, 2021, File No. 001-33278).

10.20.3*+	Employment Agreement, dated April 15, 2024, between the Company and Peter Smith.
10.21+
Aviat Networks, Inc. Amended and Restated 2018 Incentive Plan (incorporated by reference to Appendix 1 to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on September 27, 2021, File No. 001-33278).

10.22+
Employment Agreement, dated September 21, 2021 between the Company and David Gray (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 18, 2021, File No. 001-33278).

10.22.1*+	Employment Agreement, dated April 15, 2024, between the Company and David Gray.
10.22.2+
Amendment of Employment Agreement and Release Agreement, dated May 28, 2024 between the Company and David Gray (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 28, 2024, File No. 001-33278).

Ex. #	Description

10.23
Independent Contractor Agreement dated May 28, 2024 between the Company and David Gray (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 28, 2024, File No. 001-33278).

10.24+
Employment Agreement, dated July 1, 2012 between the Company and Bryan Tucker (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for fiscal year end July 1, 2022 filed with the SEC on September 14, 2022, File No. 001-33278).

10.24.1+
Letter Agreement amending Employment Agreement dated June 27, 2019, between the Company and Bryan Tucker (incorporated by reference to Exhibit 10.12.1 to the Annual Report on Form 10-K for fiscal year end July 1, 2022 filed with the SEC on September 14, 2022, File No. 001-33278).

10.25
Independent Contractor Agreement dated October 3, 2023 between the Company and Bryan Tucker (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 4, 2023, File No. 001-33278).

10.26*+	Employment Agreement, dated April 15, 2024, between the Company and Erin Boase.
10.27*+	Employment Agreement, dated April 15, 2024, between the Company and Gary Croke.
10.28*+	Employment Agreement, dated May 28, 2024, between the Company and Michael Connaway.
19.1*	Insider Trading Compliance Program and Policy Statement, dated August 22, 2023.
21*	List of Subsidiaries of Aviat Networks, Inc.
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of BDO USA, P.C.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
97.1*	Incentive-Based Compensation Recoupment Policy, dated August 21, 2023.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________________________

+	Management compensatory contract, arrangement or plan required to be filed as an exhibit pursuant to Item 15(b) of this report.
*	Filed herewith.
**	Furnished herewith.
#	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC on request.
¥	Certain portions of this exhibit were redacted pursuant to Item 601(b)(2)(ii) of Regulation S-K.
◊	Certain portions of this exhibit were redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.