Form 10-Q
period 2024-09-27
AVIAT NETWORKS, INC.
filed 2024-11-05
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 1, 2024 was 12,690,353.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 27, 2024

PART I.     FINANCIAL INFORMATION
Item 1.Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	September 27, 2024	September 29, 2023
Revenues:
Product sales	$61,116	$59,545
Services	27,313	27,364
Total revenues	88,429	86,909
Cost of revenues:
Product sales	52,201	36,313
Services	16,440	19,401
Total cost of revenues	68,641	55,714
Gross margin	19,788	31,195
Operating expenses:
Research and development	10,408	6,424
Selling and administrative	24,948	19,237
Restructuring charges	—	644
Total operating expenses	35,356	26,305
Operating (loss) income	(15,568)	4,890
Interest expense, net	1,115	99
Other expense, net	710	802
(Loss) income before income taxes	(17,393)	3,989
(Benefit from) provision for income taxes	(5,514)	432
Net (loss) income	$(11,879)	$3,557

Net (loss) income per share of common stock outstanding:
Basic	$(0.94)	$0.31
Diluted	$(0.94)	$0.30
Weighted-average shares outstanding:
Basic	12,646	11,574
Diluted	12,646	11,943

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended
(In thousands)	September 27, 2024	September 29, 2023
Net (loss) income	$(11,879)	$3,557
Other comprehensive income:
Net change in cumulative translation adjustments	2,153	33
Other comprehensive income	2,153	33
Comprehensive (loss) income	$(9,726)	$3,590

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and par value amounts)	September 27, 2024	June 28, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$51,034	$64,622
Accounts receivable, net of allowances of $2,190 and $1,854	169,002	158,013
Unbilled receivables	94,725	90,525
Inventories	79,559	62,267
Assets held for sale	—	2,720
Other current assets	32,942	27,076
Total current assets	427,262	405,223
Property, plant and equipment, net	11,883	9,480
Goodwill	15,153	8,217
Intangible assets, net	28,754	13,644
Deferred income taxes	91,317	83,112
Right-of-use assets	3,665	3,710
Other assets	12,823	11,837
Total assets	$590,857	$535,223
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$104,926	$92,854
Accrued expenses	39,137	42,148
Operating lease liabilities	1,125	1,006
Advance payments and unearned revenue	79,380	58,839
Other current liabilities	21,234	21,614
Current portion of long-term debt	2,395	2,396
Total current liabilities	248,197	218,857
Long-term debt	80,980	45,954
Unearned revenue	7,522	7,413
Long-term operating lease liabilities	2,782	2,823
Other long-term liabilities	407	394
Reserve for uncertain tax positions	3,445	3,485
Deferred income taxes	412	412
Total liabilities	343,745	279,338
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 12.7 million and 12.6 million shares issued and outstanding as of September 27, 2024 and June 28, 2024, respectively.	127	126
Treasury stock 0.2 million and 0.2 million shares as of September 27, 2024 and June 28, 2024, respectively	(6,479)	(6,479)
Additional paid-in-capital	861,023	860,071
Accumulated deficit	(590,392)	(578,513)
Accumulated other comprehensive loss	(17,167)	(19,320)
Total stockholders’ equity	247,112	255,885
Total liabilities and stockholders’ equity	$590,857	$535,223

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	September 27, 2024	September 29, 2023
Operating Activities
Net (loss) income	$(11,879)	$3,557
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property, plant and equipment	1,317	1,168
Amortization of intangible assets	513	176
Provision for uncollectible receivables	350	14
Share-based compensation	1,664	1,834
Deferred taxes	(6,826)	(170)
Inventory write-downs	501	547
Non-cash lease expense	325	177
Other non-cash operating activities, net	(37)	17
Changes in operating assets and liabilities:
Accounts receivable	(15,498)	7,043
Unbilled receivables	(2,821)	(1,738)
Inventories	(13,197)	1,955
Accounts payable	8,594	1,787
Accrued expenses	(6,807)	(3,947)
Advance payments and unearned revenue	20,015	1,998
Income taxes payable	1,773	331
Other assets and liabilities	(5,152)	(769)
Net cash (used in) provided by operating activities	(27,165)	13,980
Investing Activities
Purchase of property, plant and equipment	(5,421)	(717)
Proceeds from sale of asset held for sale	2,396	—
Acquisition, net of cash acquired	(18,150)	—
Net cash used in investing activities	(21,175)	(717)
Financing Activities
Proceeds from revolver	35,000	25,200
Repayments of revolver	—	(25,200)
Payments for taxes related to net settlement of equity awards	(711)	(105)
Proceeds from issuance of common stock under employee stock plans	—	285
Net cash provided by financing activities	34,289	180
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,293	(223)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(12,758)	13,220
Cash, cash equivalents, and restricted cash, beginning of period	64,934	22,521
Cash, cash equivalents, and restricted cash, end of period	$52,176	$35,741

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended September 27, 2024
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	$ Amount
Balance as of June 28, 2024	12,622	$126	$(6,479)	$860,071	$(578,513)	$(19,320)	$255,885
Net loss	—	—	—	—	(11,879)	—	(11,879)
Other comprehensive income	—	—	—	—	—	2,153	2,153
Issuance of common stock under employee stock plans	80	1	—	(1)	—	—	—
Shares withheld for taxes related to vesting of equity awards	(26)	—	—	(711)	—	—	(711)
Share-based compensation	—	—	—	1,664	—	—	1,664
Balance as of September 27, 2024	12,676	$127	$(6,479)	$861,023	$(590,392)	$(17,167)	$247,112

	Three Months Ended September 29, 2023
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	$ Amount
Balance as of June 30, 2023	11,518	$115	$(6,147)	$830,048	$(589,273)	$(16,004)	$218,739
Net income	—	—	—	—	3,557	—	3,557
Other comprehensive income	—	—	—	—	—	33	33
Issuance of common stock under employee stock plans	204	2	—	283	—	—	285
Shares withheld for taxes related to vesting of equity awards	(3)	—	—	(105)	—	—	(105)
Share-based compensation	—	—	—	1,834	—	—	1,834
Balance as of September 29, 2023	11,719	$117	$(6,147)	$832,060	$(585,716)	$(15,971)	$224,343

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information, and Aviat has made estimates, assumptions and judgments affecting the amounts reported in its unaudited condensed consolidated financial statements and the accompanying notes, as discussed in greater detail below. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of the Company’s management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of its financial position, results of operations and cash flows for such periods. The results for the three months ended September 27, 2024 are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in Aviat’s Annual Report on Form 10-K for the fiscal year ended June 28, 2024.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated. Certain amounts in the financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.
Aviat’s fiscal year includes 52 or 53 weeks and ends on the Friday nearest to June 30. The three months ended September 27, 2024 and September 29, 2023 both consisted of 13 weeks. Fiscal year 2025 contains 52 weeks and will end on June 27, 2025. Fiscal year 2024 contained 52 weeks and ended on June 28, 2024.
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
Revisions to Prior Period Consolidated Financial Statements
Subsequent to the third quarter of fiscal 2024, the Company identified certain errors in the quarterly financial statements for fiscal 2024. In accordance with ASC 250, Accounting Changes and Error Corrections and Staff Accounting Bulletins (“SAB”) No. 99, Materiality and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of the errors and determined that the impacts were not material, individually or in the aggregate, to the Company’s previously issued consolidated financial statements. As a result, the Company has revised the prior period financial statements and related disclosures to correct the errors for comparability across all periods presented herein. Refer to Note 15. Revisions to Prior Period Consolidated Financial Statements of the Notes to this Form 10-Q, and Note 1. The Company and Summary of Significant Accounting Policies and Part II, Item 9B. Other Information of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2024 for further information.
Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies as of and for the three months ended September 27, 2024, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2024.
Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU enhances the transparency and usefulness of income tax information through improvements to disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company’s annual reporting beginning in fiscal 2026. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
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
Note 2. Net (Loss) Income Per Share of Common Stock
The following table presents the computation of basic and diluted net (loss) income per share:

	Three Months Ended
(In thousands, except per share amounts)	September 27, 2024	September 29, 2023
Numerator:
Net (loss) income	$(11,879)	$3,557

Denominator:
Weighted-average shares outstanding, basic	12,646	11,574
Effect of potentially dilutive equivalent shares	—	369
Weighted-average shares outstanding, diluted	12,646	11,943

Net (loss) income per share of common stock outstanding:
Basic	$(0.94)	$0.31
Diluted	$(0.94)	$0.30

The following table summarizes the weighted-average equity awards that were excluded from the diluted net (loss) income per share calculations since they were anti-dilutive:

	Three Months Ended
(In thousands)	September 27, 2024	September 29, 2023
Stock options	396	259
Restricted stock units and performance stock units	154	58
Total shares of common stock excluded	550	317

Note 3. Revenue Recognition
Contract Balances, Performance Obligations, and Backlog

(In thousands)	September 27, 2024	June 28, 2024
Contract assets
Accounts receivable, net	$169,002	$158,013
Unbilled receivables	94,725	90,525
Capitalized commissions	3,531	3,269
Contract liabilities
Advance payments and unearned revenue	$79,380	$58,839
Unearned revenue, long-term	7,522	7,413
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
As of September 27, 2024, the Company reported $86.9 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 80% is expected to be recognized as revenue in the next twelve months and the remainder thereafter. Approximately $16.6 million of revenue was recognized during the three months ended September 27, 2024, which was included in advance payments and unearned revenue at June 28, 2024.
Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $144.8 million at September 27, 2024 relating to our long-term field service projects. Of this amount, approximately 50% is expected to be recognized as revenue during the next 12 months, with the remaining amount to be recognized thereafter.

Note 4. Balance Sheet Components
Cash, Cash equivalents, and Restricted cash
The following provides a summary of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that reconciles to the corresponding amount in the unaudited condensed consolidated statement of cash flows:

(In thousands)	September 27, 2024	June 28, 2024
Cash and cash equivalents	$51,034	$64,622
Restricted cash included in long-term other assets	1,142	312
Total cash, cash equivalents, and restricted cash	$52,176	$64,934

Inventories

(In thousands)	September 27, 2024	June 28, 2024
Finished products	$55,788	$44,890
Raw materials and supplies	21,712	15,433
Customer service inventories	2,059	1,944
Total inventories	$79,559	$62,267
Consigned inventories included within raw materials and supplies	$12,105	$11,456

The Company records charges to adjust inventories due to excess and obsolete inventory resulting from lower sales forecasts, product transitioning or discontinuance. The charges incurred during the three months ended September 27, 2024 and September 29, 2023 were included in cost of product sales as follows:

	Three Months Ended
(In thousands)	September 27, 2024	September 29, 2023
Excess and obsolete inventory	$310	$294
Customer service inventory write-downs	191	253
Total charges	$501	$547
Other Current Assets

(In thousands)	September 27, 2024	June 28, 2024
Prepaid and other current assets	$15,076	$13,559
Taxes	11,256	8,623
Contract manufacturing assets	6,610	4,894
Total other current assets	$32,942	$27,076

Property, Plant and Equipment, net

(In thousands)	September 27, 2024	June 28, 2024
Buildings and leasehold improvements	$1,302	$1,302
Software and equipment	73,456	69,898
Total property, plant and equipment, gross	74,758	71,200
Less: accumulated depreciation	(62,875)	(61,720)
Total property, plant and equipment, net	$11,883	$9,480

Included in the total property, plant and equipment, gross were $4.2 million and $4.1 million of assets in progress which have not been placed in service as of September 27, 2024 and June 28, 2024, respectively.
Depreciation expense related to property, plant and equipment, was as follows:

	Three Months Ended
(In thousands)	September 27, 2024	September 29, 2023
Depreciation	$1,317	$1,168
Accrued Expenses

(In thousands)	September 27, 2024	June 28, 2024
Taxes	$11,718	$8,827
Compensation and benefits	8,240	9,689
Project costs	7,007	14,305
Other	5,816	3,507
Warranties	3,510	2,996
Commissions	1,533	1,538
Professional fees	1,313	1,286
Total accrued expenses	$39,137	$42,148
The Company accrues for the estimated cost to repair or replace products under warranty. Changes in the warranty liability were as follows:

	Three Months Ended
(In thousands)	September 27, 2024	September 29, 2023
Balance as of the beginning of the period	$2,996	$2,100
Warranty provision recorded during the period	544	375
Assumed in acquisition	406	—
Consumption during the period	(436)	(375)
Balance as of the end of the period	$3,510	$2,100
Advance Payments and Unearned Revenue

(In thousands)	September 27, 2024	June 28, 2024
Advance payments	$18,989	$8,517
Unearned revenue	60,391	50,322
Total advance payments and unearned revenue	$79,380	$58,839

Excluded from the balances above are $7.5 million and $7.4 million in long-term unearned revenue as of September 27, 2024 and June 28, 2024, respectively.
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
The estimated fair values and valuation input levels of assets and liabilities that are measured at fair value on a recurring basis as of September 27, 2024 and June 28, 2024 were as follows:

(In thousands)	September 27, 2024	June 28, 2024	Valuation Inputs
Assets:
Cash and cash equivalents:
Money market funds	$2,858	$6,602	Level 1
Bank certificates of deposit	$3,574	$3,706	Level 2
Items are classified within Level 1 if quoted prices are available in active markets. The Company’s Level 1 items are primarily money market funds and marketable securities. As of September 27, 2024 and June 28, 2024, the money market funds were valued at $1.00 net asset value per share.
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
Note 6. Credit Facility and Debt
The Company entered into a Secured Credit Facility Agreement (the “Credit Facility”), dated May 9, 2023, amended as of November 22, 2023 and October 18, 2024, with Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender and Wells Fargo Securities LLC, Citigroup Global Markets Inc., and Regions Capital Markets as lenders. The Credit Facility provides for a $40.0 million revolving credit facility (the “Revolver”) and a $50.0 million Delayed Draw Term Loan Facility (the “Term Loan”) with a maturity date of May 8, 2028. The $40.0 million Revolver can be borrowed with a $10.0 million sub-limit for letters of credit, and a $10.0 million swingline loan sub-limit. Refer to Note 16. Subsequent Events for further information.
In November 2023, the Company borrowed $50.0 million against the Term Loan to primarily settle the cash portion of the consideration associated with the NEC Transaction (as defined below). See Note 11. Acquisitions for further information.
As of September 27, 2024, the available credit under the Revolver was $0.7 million, reflecting the available limit of $5.0 million less outstanding letters of credit of $4.3 million. The Company borrowed $35.0 million against the Revolver during the three months ended September 27, 2024. As of September 27, 2024, the Company had $48.8 million outstanding under its Term Loan and $35.0 million outstanding under its Revolver.

The following summarizes the Company’s outstanding long-term debt as of September 27, 2024:

(In thousands)
Revolver	$35,000
Term loan	48,750
Less: unamortized deferred financing costs	(375)
Total debt	83,375
Less: current portion of long-term debt	(2,395)
Total long-term debt	$80,980
Outstanding borrowings under the Credit Facility bear interest at either: (a) Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly. As of September 27, 2024, the applicable margin on Adjusted Term SOFR and Base Rate borrowings was 2.50% and 1.50%, respectively. The effective rate of interest on the outstanding Term Loan and Revolver borrowings as of September 27, 2024 was 7.4% and 7.6%, respectively.
The Credit Facility requires the Company and its subsidiaries to maintain a fixed charge coverage ratio to be greater than 1.25 to 1.00 as of the last day of any fiscal quarter of the Company. The Credit Facility also requires that the Company maintain a maximum leverage ratio of 3.00 times EBITDA, with a step-down to 2.75 times EBITDA after four full quarters, and 2.50 times EBITDA after eight full quarters. The Credit Facility contains customary affirmative and negative covenants, including, among others, covenants limiting the ability of the Company and its subsidiaries to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to customary exceptions. As of September 27, 2024, the Company was in compliance with all financial covenants contained in the Credit Facility.
As of September 27, 2024, scheduled maturities of outstanding long-term debt are as follows:

(In thousands)
Remainder of 2025	$2,500
2026	3,750
2027	6,250
2028	71,250
Total	$83,750

Note 7. Restructuring
The following table summarizes restructuring related activities during the three months ended September 27, 2024:

(In thousands)	Employee Severance and Benefits	Facilities and Other	Total
Balance as of June, 28, 2024	$1,718	$—	$1,718
Cash payments	(80)	—	(80)
Balance as of September, 27, 2024	$1,638	$—	$1,638
As of September 27, 2024, the accrued restructuring balance of $1.6 million was included in other current liabilities on the unaudited condensed consolidated balance sheets. Included in the above were positions identified for termination that have not been executed from a restructuring perspective.
Prior Years’ Plans
During fiscal 2024, the Company’s Board of Directors approved restructuring plans, primarily associated with the NEC Transaction (as defined below) and reductions in workforce in certain of the Company’s operations to optimize skill sets and align cost structure. The fiscal 2024 plans are expected to be completed through the end of fiscal 2025.

Note 8. Stockholders’ Equity
Stock Repurchase Program
In November 2021, the Company’s Board of Directors approved a stock repurchase program to purchase up to $10.0 million of the Company’s common stock. As of September 27, 2024, $6.9 million remains available and Aviat may choose to suspend or discontinue the repurchase program at any time. Repurchased shares are recorded as treasury stock. During the first quarter of fiscal 2025, the Company did not repurchase any shares of its common stock.

Stock Incentive Programs
As of September 27, 2024, the Company had one stock incentive plan for its employees and non-employee directors, the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units.
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
During the three months ended September 27, 2024, the Company granted 9,140 restricted stock units.
The Company recognizes compensation cost for share-based payment awards on a straight-line basis over the requisite service period. For awards with a performance condition vesting feature, share-based compensation costs are recognized when achievement of the performance conditions is considered probable. Forfeitures are recognized as they occur.
Total compensation expense for share-based awards included in the unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended
(In thousands)	September 27, 2024	September 29, 2023
By Expense Category:
Cost of revenues	$104	$183
Research and development	143	146
Selling and administrative	1,417	1,505
Total share-based compensation expense	$1,664	$1,834
By Type of Award:
Options	$327	$346
Restricted stock and performance share awards and units	1,337	1,488
Total share-based compensation expense	$1,664	$1,834
As of September 27, 2024, there was approximately $1.8 million of total unrecognized compensation expense related to non-vested stock options granted which is expected to be recognized over a weighted-average period of 1.7 years. As of September 27, 2024, there was $5.9 million of total unrecognized compensation expense related to non-vested stock awards which is expected to be recognized over a weighted-average period of 1.5 years.
Note 9. Segment and Geographic Information
Aviat operates in one reportable business segment: the design, manufacturing, and sale of wireless networking products, solutions, and services. The Company’s financial performance is regularly reviewed by its chief operating decision maker who is its Chief Executive Officer (“CEO”).

The Company reports revenue by region and country based on the location where its customers accept delivery of products and services. Revenue by region for the three months ended September 27, 2024 and September 29, 2023 was as follows:

	Three Months Ended
(In thousands)	September 27, 2024	September 29, 2023
North America	$42,225	$54,853
Africa and the Middle East	10,450	9,954
Europe	5,600	5,252
Latin America and Asia Pacific	30,154	16,850
Total revenue	$88,429	$86,909

Note 10. Income Taxes
The Company’s effective tax rate varies from the U.S. federal statutory rate of 21% primarily due to U.S. global intangible low-taxed income inclusion (GILTI), state taxes, stock-based compensation and foreign operations that are subject to income taxes at different statutory rates. During interim periods, tax expense or benefit are accrued for jurisdictions that are anticipated to be profitable for fiscal 2025.
The determination of income taxes for the three months ended September 27, 2024 and September 29, 2023 was based on the Company’s estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. The tax benefit for the three months ended September 27, 2024 was primarily due to tax benefit resulting from year-to-date losses. The tax expense for the three months ended September 29, 2023 was primarily due to tax expense related to U.S. and profitable foreign subsidiaries.
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
Interest and penalties related to unrecognized tax benefits are accounted for as part of the provision for federal, foreign, and state income taxes. Such interest expense was not material for the three months ended September 27, 2024 and September 29, 2023.
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

Note 11. Acquisitions

4RF Limited
On July 2, 2024, the Company acquired 4RF Limited (“4RF”), a New Zealand company. Aviat purchased all of the issued and outstanding shares of 4RF in an all-cash transaction for $18.2 million, net of $1.2 million cash acquired. 4RF is a leading provider of industrial wireless access solutions, including narrowband point-to-point/multi-point radios and Private LTE and 5G routers. The acquisition of 4RF allows Aviat to expand its product offering for the global industrial wireless access markets including Private LTE/5G.
The Company is in the process of determining the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed. The preliminary estimated fair value of the assets acquired and liabilities assumed consisted of working capital of $5.6 million, other assets and liabilities of $1.6 million, intangible assets of $8.5 million, and goodwill of $2.5 million. The goodwill from this acquisition is non-deductible for tax purposes.

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
The fair value of the consideration transferred at the closing of the NEC Transaction was comprised of (i) cash of $32.2 million, and (ii) the issuance of 736,750 shares or $22.3 million of common stock of the Company. The fair value of the shares issued was determined based on the closing market price of the Company’s common stock on the Closing Date. Aggregate consideration transferred at closing was approximately $54.5 million, which is subject to certain post-closing adjustments. As of September 27, 2024, the Company recorded accruals of approximately $19.6 million in estimated additional cash consideration, which is included in other current liabilities on the unaudited condensed consolidated balance sheets. The additional consideration is primarily related to the settlement of the post-closing working capital adjustment, and is expected to be transferred to NEC in the second quarter of fiscal 2025. The Company funded the cash portion of the consideration with Term Loan borrowings under its Credit Facility. See Note 6. Credit Facility and Debt for further information.
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

A summary of the preliminary purchase price allocation is as follows:

(In thousands)
Accounts receivable, net	$42,487
Inventories	29,279
Property, plant and equipment, net	539
Identifiable finite-lived intangible assets:
Customer relationships	9,200
Technology	3,200
Other assets	243
Accounts payable	(13,182)
Advance payments and unearned revenue	(3,192)
Other liabilities	(2,501)
Goodwill	8,015
Net assets acquired	$74,088
The preliminary purchase price allocation has been updated for certain measurement period adjustments based on revised estimates of fair value, which primarily resulted in a $6.8 million decrease in accounts receivables, a $4.9 million decrease in inventories, a $6.8 million increase in identifiable finite-lived intangible assets acquired and a $4.9 million increase to goodwill. The preliminary purchase price allocation is subject to adjustment based on the Company obtaining final independent third-party valuations, determining fair value and final allocations of purchase price to the identifiable assets acquired and liabilities assumed, and determining the final consideration, including adjustments related to settlement of the final post-closing working capital adjustment.
Revenue and operating income associated with the NEC Transaction included in the consolidated statements of operations for the three months ended September 27, 2024 were $25.0 million and $1.0 million, respectively.

Note 12. Commitments and Contingencies
Purchase Orders and Other Commitments
From time to time in the normal course of business, the Company may enter into purchasing agreements with its suppliers that require the Company to accept delivery of and remit full payment for (i) finished products that it has ordered, (ii) finished products that it requested be held as safety stock, and (iii) work in process started on its behalf, in the event it cancels or terminates the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and the Company has no present intention to cancel or terminate any of these agreements, the Company currently does not believe that it has any future liability under these agreements. As of September 27, 2024, the Company had outstanding purchase obligations with its suppliers or contract manufacturers of $72.0 million. In addition, the Company had purchase obligations of approximately $5.3 million associated with software as a service and software maintenance support.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies, or other financial institutions are contingent commitments issued to guarantee performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations, and similar transactions, or to ensure performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of September 27, 2024, the Company had no guarantees applicable to its debt arrangements.
The Company has entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements, and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of September 27, 2024, the Company had commercial commitments outstanding of $19.7 million, that were not recorded on the unaudited condensed consolidated balance sheets. The Company does not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on these performance guarantees in the future.
The following table presents details of the Company’s commercial commitments:

(In thousands)	September 27, 2024
Letters of credit	$4,292
Bonds	15,383
$19,675
Indemnifications
Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s products infringe the intellectual property rights of a third party. As of September 27, 2024, the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its products; the Company has not received any request to defend any customers from infringement claims arising from the use of its products; and the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. As of September 27, 2024, the Company had not recorded any liabilities related to these indemnifications.
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
In March 2016, an enforcement action by the Indian Department of Revenue, Ministry of Finance was brought against Aviat’s subsidiary Aviat Networks (India) Private Limited (“Aviat India”) relating to the non-realization of intercompany receivables and non-payment of intercompany payables, which originated from 1999 to 2012, within the time frames dictated by the Indian regulations under the Foreign Exchange Management Act. In November 2017, the Indian Department of Revenue, Ministry of Finance also initiated a similar action against Telsima Communications Private Limited (“Telsima India”), a subsidiary of the Company, relating to the non-realization of intercompany receivables and non-payment of intercompany payables which originated from the period prior to our acquisition of Telsima India in February 2009. In September 2019, the directors of Aviat India appeared before the Ministry of Finance Enforcement Directorate. In March 2024, the Company appeared before the Joint Director of Enforcement to review the transactions at issue. No subsequent hearing date has been scheduled as of September 27, 2024. The Company has accrued an immaterial amount representing the estimated probable loss for which it would settle the matter. The Company currently cannot form an estimate of the range of loss in excess of its amounts already accrued. If the outcome of this matter is greater than the current immaterial amount accrued, the Company intends to dispute it vigorously.
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
Note 13. Goodwill and Intangible Assets
The following presents details of goodwill and intangible assets:

(In thousands)	September 27, 2024	June 28, 2024
Goodwill	$15,153	$8,217

The $6.9 million increase for the three months ended September 27, 2024 is associated with the preliminary purchase price allocations for the 4RF acquisition and the NEC Transaction. Refer to Note 11. Acquisitions for further information.
The Company performs its annual goodwill impairment test on the first day of its fourth fiscal quarter. No indicators of impairment were identified during the current period that required the Company to perform an interim assessment or recoverability test.

(In thousands except useful life)	Useful life in Years	September 27, 2024	June 28, 2024
Intangible assets:
Technology	7	$6,835	$1,800
Patents	10	690	690
Customer relationships	14 — 15	22,123	11,530
Trade names	16	1,330	1,330
Total gross intangible assets		$30,978	$15,350
Accumulated amortization		(2,224)	(1,706)
Total net intangible assets		$28,754	$13,644

Amortization of finite-lived intangibles for the three months ended September 27, 2024 was $0.5 million and is included in selling and administrative expenses. There were no impairment charges recorded for the three months ended September 27, 2024.

As of September 27, 2024, the estimated future amortization expense of finite-lived intangible assets is as follows (in thousands):

Remainder of 2025	$2,449
2026	2,640
2027	2,640
2028	2,640
2029	2,640
Thereafter	15,745
Total	$28,754

Note 14. Related Party Transactions
NEC Corporation
On November 30, 2023 (the “Closing Date”), the Company completed the NEC Transaction. See Note 11. Acquisitions for further information. A portion of the total consideration in the NEC Transaction included the issuance of 736,750 shares in Company common stock to NEC. The Company and NEC entered into a Registration Rights and Lock-Up Agreement, restricting NEC’s ability to transfer shares (the “Lock-Up”), except for certain limited exceptions as provided in the Registration Rights and Lock-Up Agreement, until one day after the one-year anniversary of the Closing Date (the “Initial Lock-Up Expiration Date”). Starting one day after the Initial Lock-Up Expiration Date, one-twelfth of the issued shares shall be released from the Lock-Up each month, such that all issued shares shall be released from Lock-Up by the two-year anniversary of the Closing Date. Pursuant to the Purchase Agreement, NEC will have the right to nominate a director to the Company’s Board of Directors from the Closing Date and for a period of two years thereafter. As of September 27, 2024, NEC held approximately 5.8% of the Company’s outstanding common stock.
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
A summary of the related party activity between the Company and NEC during the three months ended September 27, 2024 is as follows:

(In thousands)
Transition services received	$745
Research and development services received	3,013
Purchase of inventories	8,293

As of September 27, 2024, the Company’s outstanding related party balances with NEC included in the unaudited condensed consolidated balance sheets are as follows:

(In thousands)
Accounts receivable, net	$4,822
Accounts payable	11,878
Other current liabilities	19,596

Note 15. Revisions to Prior Period Consolidated Financial Statements
As described in Note 1. The Company and Basis of Presentation, subsequent to the third quarter of fiscal 2024, the Company identified certain errors in the quarterly financial statements for fiscal 2024 related to estimated total contract costs and progress to completion for an over-time arrangement. The Company identified additional errors impacting the quarterly financial statements for fiscal 2024 related to the recognition of revenue prior to performance obligations being met and related to journal entries recorded in error. In accordance with ASC 250, Accounting Changes and Error Corrections and Staff Accounting Bulletins (“SAB”) No. 99, Materiality and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of the errors and determined that the impacts were not material, individually or in the aggregate, to the Company’s previously issued consolidated financial statements. The Company has revised the prior period financial statements and related disclosures for the first quarter of fiscal 2024 to correct the errors. A summary of the corrections to the impacted financial statement line items in the Company’s previously issued Consolidated Statements of Operations, Comprehensive Income, Equity and Cash Flows for the three months ended September 29, 2023 is provided below.
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

Note 16. Subsequent Events
Credit Facility Amendment
On October 18, 2024, the Company entered into a Second Amendment to Credit Agreement (the “Credit Facility Amendment”), with Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender and Wells Fargo Securities LLC, Citigroup Global Markets Inc., and Regions Capital Markets as lenders.
The Credit Facility Amendment amends and modifies that certain Credit Facility dated May 9, 2023. The Credit Facility Amendment provided for changes and modifications to the Credit Facility, which include, among other things, (i) changes to certain payment term mechanics, (ii) a commitment to make term loans in the aggregate principal amount of $75.0 million for the purpose of refinancing the Term Loan currently outstanding under the Credit Facility, and (iii) an increase in the Revolver to $75.0 million in the aggregate. Refer to Note 6. Credit Facility and Debt for further information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including without limitation statements of, about, concerning or regarding: our ability to maintain effective internal control over financial reporting and management systems and remediate material weaknesses; our plans, strategies and objectives for future operations, including with respect to growing our business and sustaining profitability; our restructuring efforts; our research and development efforts and new product releases and services; trends in revenue; drivers of our business and the markets in which we operate; future economic conditions, performance or outlook, and changes in our industry and the markets we serve; the outcome of contingencies; the value of our contract awards; beliefs or expectations; the sufficiency of our cash and our capital needs and expenditures; our intellectual property protection; our compliance with regulatory requirements and the associated expenses; expectations regarding litigation; our intention not to pay cash dividends; seasonality of our business; the impact of foreign exchange and inflation; taxes; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by the use of forward-looking terminology, such as “anticipates,” “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “strategy,” “projects,” “targets,” “goals,” “seeing,” “delivering,” “continues,” “forecasts,” “future,” “predict,” “might,” “could,” “potential,” or the negative of these terms, and similar words or expressions.
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
See “Item 1A. Risk Factors” in the Company’s fiscal 2024 Annual Report on Form 10-K filed with the SEC on October 4, 2024 for more information regarding factors that may cause its results to differ materially from those expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q.
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

Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2025 and 2024 Results
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Aviat’s results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited condensed consolidated financial statements and accompanying notes. In the discussion herein, the fiscal year ending June 27, 2025 is referred to as “fiscal 2025” or “2025” and the fiscal year ended June 28, 2024 is referred to as “fiscal 2024” or “2024.”
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

Acquisitions
4RF Limited
On July 2, 2024, the Company acquired 4RF Limited (“4RF”), a New Zealand company. Aviat purchased all of the issued and outstanding shares of 4RF in an all-cash transaction for $18.2 million, net of $1.2 million cash acquired. 4RF is a leading provider of industrial wireless access solutions, including narrowband point-to-point/multi-point radios and Private LTE and 5G routers. The acquisition of 4RF allows Aviat to expand its product offering for the global industrial wireless access markets including Private LTE/5G. See Note 11. Acquisitions of the Notes to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q (the “Notes”) for further information.
NEC’s Wireless Transport Business
On November 30, 2023, the Company completed the acquisition of NEC Corporation’s (“NEC”) wireless transport business (the “NEC Transaction”). Prior to the acquisition date, NEC was a leader in wireless backhaul networks with an extensive installed base of their Pasolink series products. The completion of the NEC Transaction increases the scale of Aviat, enhances the Company’s product portfolio with a greater capability to innovate, and creates a more diversified business. See Note 11. Acquisitions of the Notes for further information.
The fair value of the consideration transferred at the closing of the NEC Transaction was comprised of (i) cash of $32.2 million, and (ii) the issuance of 736,750 shares or $22.3 million of Company common stock. Aggregate consideration transferred at closing was approximately $54.5 million, which is subject to certain post-closing adjustments. The Company estimates additional cash consideration of approximately $19.6 million will be transferred to NEC in the second quarter of fiscal 2025, primarily related to settlement of the post-closing working capital adjustment. The Company funded the cash portion of the NEC Transaction with Term Loan borrowings under its Credit Facility. See Note 6. Credit Facility and Debt of the Notes for further information.
Operations Review
The market for mobile backhaul continued to be the Company’s primary addressable market segment globally in the first three months of fiscal 2025. In North America, the Company supported 5G and long-term evolution (“LTE”) deployments of its mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, the Company’s business continued to rely on a combination of customers increasing their capacity to handle subscriber growth and the ongoing build-out of some large LTE and 5G deployments. Aviat’s position continues to be to support its customers for 5G and LTE readiness and ensure that its technology roadmap is well aligned with evolving market requirements. Aviat’s strength in turnkey and after-sale support services is a differentiating factor that wins business for the Company and enables it to expand its business with existing customers. Additionally, Aviat operates an e-commerce platform that provides low-cost services, simple experience, and fast delivery to mobile operators and private network customers. However, as disclosed above and in the “Risk Factors” section in Item 1A of its Annual Report on Form 10-K filed with the SEC on October 4, 2024, a number of factors could prevent the Company from achieving its objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that it serves.
Revisions to Prior Period Consolidated Financial Statements
Subsequent to the third quarter of fiscal 2024, the Company identified certain errors in the quarterly financial statements for fiscal 2024. The Company evaluated the materiality of the errors and determined that the impacts were not material, individually or in the aggregate, to the Company’s previously issued consolidated financial statements for any of the prior reporting periods in which they occurred. The Company has revised the prior period financial statements for fiscal 2024 to correct the errors. The revisions ensure comparability across all periods presented herein. Refer to Note 1. The Company and Basis of Presentation and Note 15. Revisions to Prior Period Consolidated Financial Statements of the Notes for further information.
Revenue
The Company manages its sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe, and (3) Latin America and Asia Pacific. Revenue by region for the three months ended September 27, 2024 and September 29, 2023 and the related changes were as follows:

	Three Months Ended
(In thousands, except percentages)	September 27, 2024	September 29, 2023	$ Change	% Change
North America	$42,225	$54,853	$(12,628)	(23.0)%
Africa and the Middle East	10,450	9,954	496	5.0%
Europe	5,600	5,252	348	6.6%
Latin America and Asia Pacific	30,154	16,850	13,304	79.0%
Total revenue	$88,429	$86,909	$1,520	1.7%
Revenue in North America decreased by $12.6 million during the first quarter of fiscal 2025 compared with the same period of fiscal 2024 primarily due to lower demand from Tier 1 mobile network operators and timing of certain private network projects.
Revenue in Africa and the Middle East increased by $0.5 million during the first quarter of fiscal 2025 compared with the same period of fiscal 2024 primarily due to spending from mobile network operators in the region.
Revenue in Europe increased by $0.3 million during the first quarter of fiscal 2025 compared with the same period of fiscal 2024 primarily due to increased sales to mobile operators in the region.
Revenue in Latin America and Asia Pacific increased by $13.3 million during the first quarter of fiscal 2025 compared with the same period of fiscal 2024 primarily due to contributions resulting from the NEC Transaction.

	Three Months Ended
(In thousands, except percentages)	September 27, 2024	September 29, 2023	$ Change	% Change
Product sales	$61,116	$59,545	$1,571	2.6%
Services	27,313	27,364	(51)	(0.2)%
Total revenue	$88,429	$86,909	$1,520	1.7%
Revenue from product sales increased by 2.6% and revenue from services decreased by 0.2% for the first quarter of fiscal 2025 compared with the same quarter of fiscal 2024 primarily due to the factors discussed above and product sales contribution from the NEC Transaction.
Gross Margin

	Three Months Ended
(In thousands, except percentages)	September 27, 2024	September 29, 2023	$ Change	% Change
Revenue	$88,429	$86,909	$1,520	1.7%
Cost of revenue	68,641	55,714	12,927	23.2%
Gross margin	$19,788	$31,195	$(11,407)	(36.6)%
% of revenue	22.4%	35.9%
Product margin %	14.6%	39.0%
Service margin %	39.8%	29.1%
Gross margin for the first quarter of fiscal 2025 decreased by $11.4 million compared with the same quarter of fiscal 2024 primarily due to changes in regions and customers and the expected near-term dilution as a result of the NEC Transaction.

Research and Development

	Three Months Ended
(In thousands, except percentages)	September 27, 2024	September 29, 2023	$ Change	% Change
Research and development	$10,408	$6,424	$3,984	62.0%
% of revenue	11.8%	7.4%
Research and development expenses increased by $4.0 million for the first quarter of fiscal 2025 primarily due to increased product development activities.
Selling and Administrative

	Three Months Ended
(In thousands, except percentages)	September 27, 2024	September 29, 2023	$ Change	% Change
Selling and administrative	$24,948	$19,237	$5,711	29.7%
% of revenue	28.2%	22.1%
Selling and administrative expenses increased by $5.7 million for the first quarter of fiscal 2025 compared with the first quarter of fiscal 2024 primarily due to merger and acquisition expenses and additional costs resulting from the NEC Transaction.
Restructuring

	Three Months Ended
(In thousands, except percentages)	September 27, 2024	September 29, 2023	$ Change	% Change
Restructuring charges	$—	$644	$(644)	(100.0)%
In the first quarter of fiscal 2025, there were no restructuring charges incurred, compared to $0.6 million in the first quarter of fiscal 2024. The prior year period includes restructuring charges primarily associated with reductions in workforce to optimize skill sets and align cost structure across the Company.
Interest Expense, net

	Three Months Ended
(In thousands, except percentages)	September 27, 2024	September 29, 2023	$ Change	% Change
Interest expense, net	$1,115	$99	$1,016	1,026.3%
Interest expense, net increased by $1.0 million for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 primarily due to interest expense incurred on the Term Loan borrowings used to fund the NEC Transaction in the second quarter of fiscal 2024.
Other Expense, net

	Three Months Ended
(In thousands, except percentages)	September 27, 2024	September 29, 2023	$ Change	% Change
Other expense, net	$710	$802	$(92)	(11.5)%
Other expense, net decreased by $(0.1) million for the first quarter of fiscal 2025, primarily as a result of foreign exchange rate movement.

Income Taxes

	Three Months Ended
(In thousands, except percentages)	September 27, 2024	September 29, 2023	$ Change	% Change
(Loss) income before income taxes	$(17,393)	$3,989	$(21,382)	(536.0)%
(Benefit from) provision for income taxes	$(5,514)	$432	$(5,946)	(1,376.4)%
The Company estimates its annual effective tax rate at the end of each quarterly period, and records the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances.
The tax benefit for the first three months of fiscal 2025 was primarily due to tax benefit resulting from year-to-date losses. The tax expense for the first three months of fiscal 2024 was primarily attributable to tax expense related to U.S. and profitable foreign subsidiaries.
Liquidity, Capital Resources, and Financial Strategies
Sources of Cash
As of September 27, 2024, the Company’s total cash and cash equivalents were $51.0 million. Approximately $12.5 million was held in the United States. The remaining balance of $38.6 million, or 76%, was held outside the United States.
Operating Activities
Operating cash flows is presented as net (loss) income adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash (used in) provided by operating activities was $(27.2) million for the first three months of fiscal 2025, compared with $14.0 million in the prior year. The $(41.1) million decrease is primarily attributable to increases in working capital and decreased earnings compared to the prior year.
Investing Activities
Net cash used in investing activities was $21.2 million for the first three months of fiscal 2025, compared to $0.7 million in the prior year. The $20.5 million increase is primarily due to payments associated with the acquisition of 4RF.
Financing Activities
Financing cash flows consist primarily of borrowings and repayments under the Company’s Credit Facility and proceeds from the exercise of employee stock options. Net cash provided by financing activities was $34.3 million for the first three months of fiscal 2025, compared with $0.2 million in the prior year. The $34.1 million increase is primarily due to the $35.0 million of borrowings on the Company’s Revolver.
As of September 27, 2024, the Company’s principal sources of liquidity consisted of $51.0 million in cash and cash equivalents, $0.7 million of available credit under its Credit Facility, and future collections of receivables from customers. On October 18, 2024, the Company amended its Credit Facility which increased the borrowing capacity to $75.0 million for each of the Term Loan and Revolver facilities. The Company regularly requires letters of credit from certain customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce its credit and sovereign risk. Historically, the Company’s primary sources of liquidity have been cash flows from operations and credit facilities.
The Company believes that its existing cash and cash equivalents, the available borrowings under its Credit Facility and future cash collections from customers will be sufficient to provide for its anticipated requirements and plans for cash for at least the next 12 months. In addition, the Company believes these sources of liquidity will be sufficient to provide for its anticipated requirements and plans for cash beyond the next 12 months.
The Company borrowed $35.0 million against the Revolver during the first three months of fiscal 2025. As of September 27, 2024, the Company had $48.8 million outstanding under its Term Loan and $35.0 million outstanding under its Revolver and was in compliance with all financial covenants contained in the Credit Facility.

Critical Accounting Estimates
For information about the Company’s critical accounting estimates, see the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its fiscal 2024 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of doing business, the Company is exposed to risks associated with foreign currency exchange rates and changes in interest rates. The Company employs established policies and procedures governing the use of financial instruments to manage its exposure to such risks. Information about the Company’s market risk is presented in Part II, Item 7A in its fiscal 2024 Annual Report on Form 10-K. There have been no material changes to the Company’s market risk during the first three months of fiscal 2025.
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
From time to time, the Company enters into foreign exchange forward contracts to mitigate the change in fair value of specific non-functional currency assets and liabilities on the balance sheet. All balance sheet hedges are marked to market through earnings every period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. The Company did not have any foreign exchange forward contracts outstanding as of September 27, 2024.
Certain of the Company’s international business are transacted in non-U.S. dollar (“USD”) currencies. From time to time, the Company utilizes foreign currency hedging instruments to minimize the currency risk of non-USD transactions. The impact of translating the assets and liabilities of foreign operations to USD is included as a component of stockholders’ equity. As of September 27, 2024 and June 28, 2024, the cumulative translation adjustment decreased stockholders’ equity by $17.2 million and $19.3 million, respectively.
Interest Rate Risk
The Company’s exposure to market risk for changes in interest rates relates primarily to its cash equivalents and borrowings under its Credit Facility. Refer to Note 6. Credit Facility and Debt of the Notes for further information.
Exposure on Cash Equivalents
The Company had $51.0 million in total cash and cash equivalents as of September 27, 2024. Cash equivalents totaled $6.4 million as of September 27, 2024 and were comprised of money market funds and bank certificates of deposit. Cash equivalents have been recorded at fair value. Fair value is measured using inputs that fall into a three-level hierarchy that prioritizes the inputs used to measure fair value based on observability of such inputs. For more information on the fair value measurements of cash equivalents, refer to Note 5. Fair Value Measurements of Assets and Liabilities of the Notes for further information.
The Company’s cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. The weighted-average days to maturity for cash equivalents held as of September 27, 2024 was 51 days, and these investments had an average yield of approximately 5.4% per annum. A 10% change in interest rates on the Company’s cash equivalents is not expected to have a material impact on its financial position, results of operations, or cash flows.
Exposure on Borrowings
As of September 27, 2024, the Company had $48.8 million outstanding under its Term Loan and $35.0 million outstanding under its Revolver.

The Company’s borrowings under the current Credit Facility bear interest at either: (a) Adjusted Term SOFR plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly. As of September 27, 2024, the applicable margin on Adjusted Term SOFR and Base Rate borrowings was 2.50% and 1.50%, respectively. The effective rate of interest on the outstanding Term Loan and Revolver borrowings as of September 27, 2024 was 7.4% and 7.6%, respectively.
A 10% change in interest rates is estimated to have a $0.6 million impact on annual interest expense on the Company’s outstanding long-term debt as of September 27, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2024, the Company’s management concluded that our disclosure controls and procedures were not effective as of June 28, 2024 due to certain material weaknesses in internal control over financial reporting. Refer to Part II, Item 9A. Controls and Procedures in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2024 for further information.
During the first quarter of fiscal 2025, the Company implemented actions designed to improve our internal control over financial reporting and remediate these material weaknesses, including (i) providing training to the applicable control performers related to the importance of timely execution of control activities for which they are responsible; (ii) beginning the redesign of controls over the determination of the appropriate period for revenue recognition, controls over arrangements where revenue is recognized over time and controls related to the review and approval of journal entries, and (iii) implementing a formal monitoring program to perform the necessary evaluations to ascertain whether the components of internal control are present and functioning, including implementing corrective actions as necessary.
These steps are subject to ongoing senior management review, as well as oversight by the audit committee of our Board of Directors. While significant progress has been made to remediate the material weaknesses, the material weaknesses will not be considered remediated until the associated controls operate effectively for a sufficient period of time and management concludes, through testing, that the controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make further changes management deems appropriate.
The Company’s management, with the participation of our President and CEO, and Chief Financial Officer (“CFO”), completed an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of September 27, 2024. The Company’s CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were not effective as of September 27, 2024, due to the material weaknesses described above not being fully remediated as of the date of the evaluation.
Changes in Internal Controls over Financial Reporting
Except as noted above, there were no changes to our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended September 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of legal proceedings as of September 27, 2024, please refer to “Legal Proceedings” and “Contingent Liabilities” under Note 12. Commitments and Contingencies of the Notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which are incorporated into this item by reference.

Item 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows, and financial condition set forth under Item 1A, Risk Factors, in our fiscal 2024 Annual Report on Form 10-K filed with the SEC on October 4, 2024.
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
In November 2021, the Company’s Board of Directors approved a stock repurchase program to purchase up to $10.0 million of the Company’s common stock. As of September 27, 2024, $6.9 million remains available and Aviat may choose to suspend or discontinue the repurchase program at any time. Repurchased shares are recorded as treasury stock.
During the first quarter of fiscal 2025, the Company did not repurchase any shares of its common stock.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended September 27, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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
Date: November 5, 2024

By:	/s/ Michael Connaway
Michael Connaway Senior Vice President and Chief Financial Officer (duly authorized officer)