Form 10-Q
period 2025-03-28
AVIAT NETWORKS, INC.
filed 2025-05-06
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 2, 2025 was 12,692,431.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 28, 2025

PART I.     FINANCIAL INFORMATION
Item 1.Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Revenues:
Product sales	$76,824	$70,844	$220,252	$195,410
Services	35,816	39,978	99,014	96,013
Total revenues	112,640	110,822	319,266	291,423
Cost of revenues:
Product sales	51,370	47,783	158,540	120,989
Services	21,974	26,968	60,756	66,841
Total cost of revenues	73,344	74,751	219,296	187,830
Gross margin	39,296	36,071	99,970	103,593
Operating expenses:
Research and development	7,704	10,623	28,334	25,441
Selling and administrative	22,121	20,198	68,348	61,979
Restructuring charges (recovery)	177	(417)	1,592	2,227
Total operating expenses	30,002	30,404	98,274	89,647
Operating income	9,294	5,667	1,696	13,946
Interest expense, net	1,557	928	4,252	1,421
Other expense, net	3,068	63	4,047	228
Income (loss) before income taxes	4,669	4,676	(6,603)	12,297
Provision for (benefit from) income taxes	1,141	806	(2,747)	3,086
Net income (loss)	$3,528	$3,870	$(3,856)	$9,211

Net income (loss) per share of common stock outstanding:
Basic	$0.28	$0.31	$(0.30)	$0.76
Diluted	$0.27	$0.30	$(0.30)	$0.75
Weighted-average shares outstanding:
Basic	12,689	12,555	12,672	12,043
Diluted	12,838	12,779	12,672	12,325

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Net income (loss)	$3,528	$3,870	$(3,856)	$9,211
Other comprehensive income (loss):
Net change in cumulative translation adjustments	1,108	(341)	(155)	237
Other comprehensive income (loss)	1,108	(341)	(155)	237
Comprehensive income (loss)	$4,636	$3,529	$(4,011)	$9,448

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and par value amounts)	March 28, 2025	June 28, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$49,429	$64,622
Accounts receivable, net of allowances of $3,122 and $1,854	178,036	158,013
Unbilled receivables	101,406	90,525
Inventories	93,158	62,267
Assets held for sale	—	2,720
Other current assets	34,575	27,076
Total current assets	456,604	405,223
Property, plant and equipment, net	15,633	9,480
Goodwill	19,188	8,217
Intangible assets, net	26,817	13,644
Deferred income taxes	92,377	83,112
Right-of-use assets	3,406	3,710
Other assets	14,312	11,837
Total assets	$628,337	$535,223
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$137,730	$92,854
Accrued expenses	40,525	42,148
Operating lease liabilities	1,163	1,006
Advance payments and unearned revenue	85,658	58,839
Other current liabilities	13,299	21,614
Current portion of long-term debt	3,719	2,396
Total current liabilities	282,094	218,857
Long-term debt	70,204	45,954
Unearned revenue	7,670	7,413
Long-term operating lease liabilities	2,402	2,823
Other long-term liabilities	427	394
Reserve for uncertain tax positions	2,887	3,485
Deferred income taxes	6,537	412
Total liabilities	372,221	279,338
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 12.7 million and 12.6 million shares issued and outstanding as of March 28, 2025 and June 28, 2024, respectively	127	126
Treasury stock 0.2 million and 0.2 million shares as of March 28, 2025 and June 28, 2024, respectively	(7,077)	(6,479)
Additional paid-in-capital	864,910	860,071
Accumulated deficit	(582,369)	(578,513)
Accumulated other comprehensive loss	(19,475)	(19,320)
Total stockholders’ equity	256,116	255,885
Total liabilities and stockholders’ equity	$628,337	$535,223

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	March 28, 2025	March 29, 2024
Operating Activities
Net (loss) income	$(3,856)	$9,211
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property, plant and equipment	3,959	3,077
Amortization of intangible assets	1,976	651
Provision for uncollectible receivables	1,282	569
Share-based compensation	5,626	5,545
Deferred taxes	(3,500)	1,659
Inventory write-downs	1,856	3,589
Non-cash lease expense	1,138	575
Loss on extinguishment of debt	485	—
Other non-cash operating activities, net	110	22
Changes in operating assets and liabilities:
Accounts receivable	(24,899)	15,415
Unbilled receivables	(11,693)	(15,350)
Inventories	(30,947)	5,976
Accounts payable	40,904	(8,841)
Accrued expenses	(4,752)	11,341
Advance payments and unearned revenue	26,975	(4,213)
Income taxes payable	175	1,099
Other assets and liabilities	(9,629)	(8,096)
Net cash (used in) provided by operating activities	(4,790)	22,229
Investing Activities
Purchase of property, plant and equipment	(10,703)	(1,866)
Purchase of marketable securities	—	(925)
Proceeds from sale of asset held for sale	2,589	—
Acquisition, net of cash acquired	(18,150)	(32,162)
Net cash used in investing activities	(26,264)	(34,953)
Financing Activities
Proceeds from revolver	55,000	33,200
Repayments of revolver	(55,000)	(33,200)
Proceeds from term loan	75,000	50,000
Repayments of term loan	(49,687)	(625)
Payments of deferred financing costs	(529)	(79)
Payments of deferred consideration for acquisitions	(5,815)	—
Payments for repurchase of common stock - treasury shares	(598)	(332)
Payments for taxes related to net settlement of equity awards	(942)	(690)
Proceeds from issuance of common stock under employee stock plans	156	1,005
Net cash provided by financing activities	17,585	49,279
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	214	(597)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(13,255)	35,958
Cash, cash equivalents, and restricted cash, beginning of period	64,934	22,521
Cash, cash equivalents, and restricted cash, end of period	$51,679	$58,479

Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Common stock issued in connection with acquisition	$—	$22,331

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended March 28, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	$ Amount
Balance as of December 27, 2024	12,684	$127	$(6,978)	$862,918	$(585,897)	$(20,583)	$249,587
Net income	—	—	—	—	3,528	—	3,528
Other comprehensive income	—	—	—	—	—	1,108	1,108
Issuance of common stock under employee stock plans	16	—	—	60	—	—	60
Shares withheld for taxes related to vesting of equity awards	(3)	—	—	(56)	—	—	(56)
Stock repurchase	(5)	—	(99)	—	—	—	(99)
Share-based compensation	—	—	—	1,988	—	—	1,988
Balance as of March 28, 2025	12,692	$127	$(7,077)	$864,910	$(582,369)	$(19,475)	$256,116

	Three Months Ended March 29, 2024
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	$ Amount
Balance as of December 29, 2023	12,521	$125	$(6,479)	$856,735	$(583,932)	$(15,426)	$251,023
Net income	—	—	—	—	3,870	—	3,870
Other comprehensive loss	—	—	—	—	—	(341)	(341)
Issuance of common stock under employee stock plans	58	1	—	174	—	—	175
Shares withheld for taxes related to vesting of equity awards	(17)	—	—	(567)	—	—	(567)
Share-based compensation	—	—	—	1,886	—	—	1,886
Balance as of March 29, 2024	12,562	$126	$(6,479)	$858,228	$(580,062)	$(15,767)	$256,046

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

	Nine Months Ended March 28, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	$ Amount
Balance as of June 28, 2024	12,622	$126	$(6,479)	$860,071	$(578,513)	$(19,320)	$255,885
Net loss	—	—	—	—	(3,856)	—	(3,856)
Other comprehensive loss	—	—	—	—	—	(155)	(155)
Issuance of common stock under employee stock plans	146	1	—	155	—	—	156
Shares withheld for taxes related to vesting of equity awards	(36)	—	—	(942)	—	—	(942)
Stock repurchase	(40)	—	(598)	—	—	—	(598)
Share-based compensation	—	—	—	5,626	—	—	5,626
Balance as of March 28, 2025	12,692	$127	$(7,077)	$864,910	$(582,369)	$(19,475)	$256,116

	Nine Months Ended March 29, 2024
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	$ Amount
Balance as of June 30, 2023	11,518	$115	$(6,147)	$830,048	$(589,273)	$(16,004)	$218,739
Net income	—	—	—	—	9,211	—	9,211
Other comprehensive income	—	—	—	—	—	237	237
Issuance of common stock under employee stock plans	339	4	—	1,001	—	—	1,005
Shares withheld for taxes related to vesting of equity awards	(21)	—	—	(690)	—	—	(690)
Stock repurchase	(11)	—	(332)	—	—	—	(332)
Share-based compensation	—	—	—	5,545	—	—	5,545
Common stock issued in connection with acquisition	737	7	—	22,324	—	—	22,331
Balance as of March 29, 2024	12,562	$126	$(6,479)	$858,228	$(580,062)	$(15,767)	$256,046

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information, and Aviat has made estimates, assumptions and judgments affecting the amounts reported in its unaudited condensed consolidated financial statements and the accompanying notes, as discussed in greater detail below. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of the Company’s management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of its financial position, results of operations and cash flows for such periods. The results for the nine months ended March 28, 2025 are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in Aviat’s Annual Report on Form 10-K for the fiscal year ended June 28, 2024.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated. Certain amounts in the financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.
Aviat’s fiscal year includes 52 or 53 weeks and ends on the Friday nearest to June 30. The three months ended March 28, 2025 and March 29, 2024 both consisted of 13 weeks. Fiscal year 2025 contains 52 weeks and will end on June 27, 2025. Fiscal year 2024 contained 52 weeks and ended on June 28, 2024.
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
Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies as of and for the nine months ended March 28, 2025, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2024.
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
Note 2. Net Income (Loss) Per Share of Common Stock
The following table presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Numerator:
Net income (loss)	$3,528	$3,870	$(3,856)	$9,211

Denominator:
Weighted-average shares outstanding, basic	12,689	12,555	12,672	12,043
Effect of potentially dilutive equivalent shares	149	224	—	282
Weighted-average shares outstanding, diluted	12,838	12,779	12,672	12,325

Net income (loss) per share of common stock outstanding:
Basic	$0.28	$0.31	$(0.30)	$0.76
Diluted	$0.27	$0.30	$(0.30)	$0.75

The following table summarizes the weighted-average equity awards that were excluded from the diluted net income (loss) per share calculations since they were anti-dilutive:

	Three Months Ended		Nine Months Ended
(In thousands)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Stock options	308	337	374	315
Restricted stock units and performance stock units	395	31	200	26
Total shares of common stock excluded	703	368	574	341

Note 3. Revenue Recognition
Contract Balances, Performance Obligations, and Backlog

(In thousands)	March 28, 2025	June 28, 2024
Contract assets
Accounts receivable, net	$178,036	$158,013
Unbilled receivables	101,406	90,525
Capitalized commissions	3,745	3,269
Contract liabilities
Advance payments and unearned revenue	$85,658	$58,839
Unearned revenue, long-term	7,670	7,413
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
As of March 28, 2025, the Company reported $93.3 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 70% is expected to be recognized as revenue in the next twelve months and the remainder thereafter. Approximately $10.4 million and $43.6 million of revenue was recognized during the three and nine months ended March 28, 2025, respectively, which was included in advance payments and unearned revenue at June 28, 2024.
Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $149.6 million at March 28, 2025 relating to our long-term field service projects. Of this amount, approximately 50% is expected to be recognized as revenue during the next 12 months, with the remaining amount to be recognized thereafter.

Note 4. Balance Sheet Components
Cash, Cash equivalents, and Restricted cash
The following provides a summary of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that reconciles to the corresponding amount in the unaudited condensed consolidated statement of cash flows:

(In thousands)	March 28, 2025	June 28, 2024
Cash and cash equivalents	$49,429	$64,622
Restricted cash included in long-term other assets	2,250	312
Total cash, cash equivalents, and restricted cash	$51,679	$64,934

Inventories

(In thousands)	March 28, 2025	June 28, 2024
Finished products	$63,649	$44,890
Raw materials and supplies	27,621	15,433
Customer service inventories	1,888	1,944
Total inventories	$93,158	$62,267
Consigned inventories included within raw materials and supplies	$20,418	$11,456

The Company records charges to adjust inventories due to excess and obsolete inventory resulting from lower sales forecasts, product transitioning or discontinuance. The charges incurred during the three and nine months ended March 28, 2025 and March 29, 2024 were included in cost of product sales as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Excess and obsolete inventory	$565	$2,251	$1,178	$2,937
Customer service inventory write-downs	215	153	678	652
Total charges	$780	$2,404	$1,856	$3,589
Other Current Assets

(In thousands)	March 28, 2025	June 28, 2024
Prepaid and other current assets	$14,545	$13,559
Taxes	12,246	8,623
Contract manufacturing assets	7,784	4,894
Total other current assets	$34,575	$27,076

Property, Plant and Equipment, net

(In thousands)	March 28, 2025	June 28, 2024
Buildings and leasehold improvements	$1,889	$1,302
Software and equipment	78,960	69,898
Total property, plant and equipment, gross	80,849	71,200
Less: accumulated depreciation	(65,216)	(61,720)
Total property, plant and equipment, net	$15,633	$9,480

Included in the total property, plant and equipment, gross were $7.7 million and $4.1 million of assets in progress which have not been placed in service as of March 28, 2025 and June 28, 2024, respectively.
Depreciation expense related to property, plant and equipment, was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Depreciation	$1,169	$1,004	$3,959	$3,077
Accrued Expenses

(In thousands)	March 28, 2025	June 28, 2024
Taxes	$13,065	$8,827
Compensation and benefits	8,159	9,689
Project costs	7,459	14,305
Warranties	3,750	2,996
Professional fees	1,509	1,286
Commissions	1,293	1,538
Other	5,290	3,507
Total accrued expenses	$40,525	$42,148
The Company accrues for the estimated cost to repair or replace products under warranty. Changes in the warranty liability were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Balance as of the beginning of the period	$3,926	$2,746	$2,996	$2,100
Warranty provision recorded during the period	230	587	1,488	1,601
Assumed in acquisition	—	—	406	446
Consumption during the period	(406)	(537)	(1,140)	(1,351)
Balance as of the end of the period	$3,750	$2,796	$3,750	$2,796
Advance Payments and Unearned Revenue

(In thousands)	March 28, 2025	June 28, 2024
Advance payments	$11,041	$8,517
Unearned revenue	74,617	50,322
Total advance payments and unearned revenue	$85,658	$58,839

Excluded from the balances above are $7.7 million and $7.4 million in long-term unearned revenue as of March 28, 2025 and June 28, 2024, respectively.
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
The estimated fair values and valuation input levels of assets and liabilities that are measured at fair value on a recurring basis as of March 28, 2025 and June 28, 2024 were as follows:

(In thousands)	March 28, 2025	June 28, 2024	Valuation Inputs
Assets:
Cash and cash equivalents:
Money market funds	$2,256	$6,602	Level 1
Bank certificates of deposit	$4,740	$3,706	Level 2
Items are classified within Level 1 if quoted prices are available in active markets. The Company’s Level 1 items are primarily money market funds and marketable securities. As of March 28, 2025 and June 28, 2024, the money market funds were valued at $1.00 net asset value per share.
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
As of March 28, 2025, the available credit under the Revolver was $66.3 million, reflecting the available limit of $75.0 million less outstanding letters of credit of $8.7 million. The Company borrowed and repaid $55.0 million against the Revolver during the nine months ended March 28, 2025. The Company borrowed $75.0 million and repaid $49.7 million against the Term Loan during the nine months ended March 28, 2025.

The following summarizes the Company’s outstanding long-term debt as of March 28, 2025:

(In thousands)
Revolver	$—
Term loan	74,063
Less: unamortized deferred financing costs	(140)
Total debt	73,923
Less: current portion of long-term debt	(3,719)
Total long-term debt	$70,204
Outstanding borrowings under the Credit Facility bear interest at either: (a) Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly. As of March 28, 2025, the applicable margin on Adjusted Term SOFR and Base Rate borrowings was 2.75% and 1.75%, respectively. The effective rate of interest on the outstanding Term Loan borrowings as of March 28, 2025 was 7.1%.
The Credit Facility requires the Company and its subsidiaries to maintain a fixed charge coverage ratio to be greater than 1.25 to 1.00 as of the last day of any fiscal quarter of the Company. The Credit Facility also requires that the Company maintain a maximum leverage ratio of 3.00 times EBITDA, with a step-down to 2.75 times EBITDA after four full quarters, and 2.50 times EBITDA after eight full quarters. The Credit Facility contains customary affirmative and negative covenants, including, among others, covenants limiting the ability of the Company and its subsidiaries to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to customary exceptions. As of March 28, 2025, the Company was in compliance with all financial covenants contained in the Credit Facility.
As of March 28, 2025, scheduled maturities of outstanding long-term debt by fiscal year are as follows:

(In thousands)
Remainder of 2025	$938
2026	4,688
2027	6,562
2028	1,875
2029	—
2030	60,000
Total	$74,063

Note 7. Restructuring
The following table summarizes restructuring related activities during the nine months ended March 28, 2025:

(In thousands)	Employee Severance and Benefits	Facilities and Other	Total
Balance as of June, 28, 2024	$1,718	$—	$1,718
Cash payments	(80)	—	(80)
Balance as of September, 27, 2024	$1,638	$—	$1,638
Charges, net	1,415	—	1,415
Cash payments	(2,403)	—	(2,403)
Balance as of December, 27, 2024	$650	$—	$650
Charges, net	177	—	177
Cash payments	(741)	—	(741)
Balance as of March, 28, 2025	$86	$—	$86

As of March 28, 2025, the accrued restructuring balance of $0.1 million was included in other current liabilities on the unaudited condensed consolidated balance sheets. Included in the above were positions identified for termination that have not been executed from a restructuring perspective.
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
Note 8. Stockholders’ Equity
Stock Repurchase Program
In November 2021, the Company’s Board of Directors approved a stock repurchase program to purchase up to $10.0 million of the Company’s common stock. As of March 28, 2025, $6.3 million remains available and Aviat may choose to suspend or discontinue the repurchase program at any time. Repurchased shares are recorded as treasury stock. During the third quarter of fiscal 2025, the Company repurchased 5,200 shares of its common stock in the open market for an aggregate purchase price, including commissions, of $0.1 million.

Stock Incentive Programs
As of March 28, 2025, the Company had one stock incentive plan for its employees and non-employee directors, the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units.
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
During the nine months ended March 28, 2025, the Company granted 281,659 restricted stock units and 164,553 performance share awards.
The Company recognizes compensation cost for share-based payment awards on a straight-line basis over the requisite service period. For awards with a performance condition vesting feature, share-based compensation costs are recognized when achievement of the performance conditions is considered probable. Forfeitures are recognized as they occur.
Total compensation expense for share-based awards included in the unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
By Expense Category:
Cost of revenues	$(1)	$126	$214	$310
Research and development	149	155	456	452
Selling and administrative	1,840	1,605	4,956	4,783
Total share-based compensation expense	$1,988	$1,886	$5,626	$5,545
By Type of Award:
Options	$240	$408	$842	$1,173
Restricted stock and performance share awards and units	1,748	1,478	4,784	4,372
Total share-based compensation expense	$1,988	$1,886	$5,626	$5,545
As of March 28, 2025, there was approximately $1.1 million of total unrecognized compensation expense related to non-vested stock options granted which is expected to be recognized over a weighted-average period of 1.2 years. As of March 28, 2025, there was $10.6 million of total unrecognized compensation expense related to non-vested stock awards which is expected to be recognized over a weighted-average period of 1.8 years.
Note 9. Segment and Geographic Information
Aviat operates in one reportable business segment: the design, manufacturing, and sale of wireless networking products, solutions, and services. The Company’s financial performance is regularly reviewed by its chief operating decision maker who is its Chief Executive Officer (“CEO”).
The Company reports revenue by region and country based on the location where its customers accept delivery of products and services. Revenue by region for the three and nine months ended March 28, 2025 and March 29, 2024 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
North America	$49,402	$44,400	$149,589	$149,868
Africa and the Middle East	15,086	11,401	38,210	35,848
Europe	9,429	6,549	23,376	17,378
Latin America and Asia Pacific	38,723	48,472	108,091	88,329
Total revenue	$112,640	$110,822	$319,266	$291,423

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
The determination of income taxes for the nine months ended March 28, 2025 and March 29, 2024 was based on the Company’s estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. The tax benefit for the nine months ended March 28, 2025 was primarily due to tax benefit resulting from year-to-date losses. The tax expense for the nine months ended March 29, 2024 was primarily due to tax expense related to U.S. and profitable foreign subsidiaries.
The Company has a number of years with open tax audits which vary from jurisdiction to jurisdiction. The major tax jurisdictions that are open and subject to potential audits include the U.S., Singapore, Kenya, Nigeria, Saudi Arabia and Tanzania. The earliest years for these jurisdictions are as follows: U.S. - 2003; Singapore - 2015; Kenya – 2023; Nigeria – 2006; Saudi Arabia – 2019 and Tanzania - 2019.

Interest and penalties related to unrecognized tax benefits are accounted for as part of the provision for federal, foreign, and state income taxes. Such interest expense was not material for the nine months ended March 28, 2025 and March 29, 2024.
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
A summary of the preliminary purchase price allocation is as follows:

(In thousands)
Cash and cash equivalents	$1,215
Accounts receivable, net	2,575
Inventories	6,861
Property, plant and equipment, net	235
Identifiable finite-lived intangible assets:
Customer relationships	6,300
Technology	2,200
Trade names	300
Other assets	3,503
Accounts payable	(5,104)
Advance payments and unearned revenue	(323)
Other liabilities	(2,134)
Goodwill	3,737
Net assets acquired	$19,365
The preliminary purchase price allocation has been updated for certain measurement period adjustments based on revised estimates of fair value, which primarily resulted in a $0.9 million decrease in identifiable finite-lived intangible assets acquired, a $0.2 million increase in other assets and a $0.7 million increase to goodwill. The preliminary purchase price allocation is subject to adjustment based on the Company obtaining final independent third-party valuations and determining fair value and final allocations of purchase price to the identifiable assets acquired and liabilities assumed. The goodwill from this acquisition is non-deductible for tax purposes.

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
In the second quarter of fiscal 2025, the Company transferred consideration of $5.8 million to settle a portion of the post-closing working capital adjustment. As of March 28, 2025, the Company recorded accruals of approximately $13.2 million in estimated additional cash consideration, which is included in other current liabilities on the unaudited condensed consolidated balance sheets. The additional consideration is primarily related to the settlement of the remaining post-closing working capital adjustment.
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
The following unaudited supplemental pro forma information has been presented as if the NEC Transaction occurred at the beginning of fiscal 2023 and includes certain pro forma adjustments for interest expense, depreciation and amortization expense, the fair value of acquired inventory, and transaction costs, net of income tax:

	Three Months Ended	Nine Months Ended
	March 29, 2024	March 29, 2024
Revenue	$110,822	$376,336
Net income	4,844	17,654

The unaudited pro forma information presented above is for informational purposes only and is not necessarily indicative of the operating results that would have occurred if the NEC Transaction occurred at the beginning of fiscal 2023, nor is it necessarily indicative of future operating results.

Note 12. Commitments and Contingencies
Purchase Orders and Other Commitments
From time to time in the normal course of business, the Company may enter into purchasing agreements with its suppliers that require the Company to accept delivery of and remit full payment for (i) finished products that it has ordered, (ii) finished products that it requested be held as safety stock, and (iii) work in process started on its behalf, in the event it cancels or terminates the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and the Company has no present intention to cancel or terminate any of these agreements, the Company currently does not believe that it has any future liability under these agreements. As of March 28, 2025, the Company had outstanding purchase obligations with its suppliers or contract manufacturers of $45.0 million. In addition, the Company had purchase obligations of approximately $6.5 million associated with software as a service and software maintenance support.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies, or other financial institutions are contingent commitments issued to guarantee performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations, and similar transactions, or to ensure performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of March 28, 2025, the Company had no guarantees applicable to its debt arrangements.
The Company has entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements, and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of March 28, 2025, the Company had commercial commitments outstanding of $24.1 million, that were not recorded on the unaudited condensed consolidated balance sheets. The Company does not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on these performance guarantees in the future.
The following table presents details of the Company’s commercial commitments:

(In thousands)	March 28, 2025
Letters of credit	$8,700
Bonds	15,376
$24,076
Indemnifications
Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s products infringe the intellectual property rights of a third party. As of March 28, 2025, the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its products; the Company has not received any request to defend any customers from infringement claims arising from the use of its products; and the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. As of March 28, 2025, the Company had not recorded any liabilities related to these indemnifications.
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
In March 2016, an enforcement action by the Indian Department of Revenue, Ministry of Finance was brought against Aviat’s subsidiary Aviat Networks (India) Private Limited (“Aviat India”) relating to the non-realization of intercompany receivables and non-payment of intercompany payables, which originated from 1999 to 2012, within the time frames dictated by the Indian regulations under the Foreign Exchange Management Act. In November 2017, the Indian Department of Revenue, Ministry of Finance also initiated a similar action against Telsima Communications Private Limited (“Telsima India”), a subsidiary of the Company, relating to the non-realization of intercompany receivables and non-payment of intercompany payables which originated from the period prior to our acquisition of Telsima India in February 2009. In September 2019, the directors of Aviat India appeared before the Ministry of Finance Enforcement Directorate. In March 2024, the Company appeared before the Joint Director of Enforcement to review the transactions at issue. No subsequent hearing date has been scheduled as of March 28, 2025. The Company has accrued an immaterial amount representing the estimated probable loss for which it would settle the matter. The Company currently cannot form an estimate of the range of loss in excess of its amounts already accrued. If the outcome of this matter is greater than the current immaterial amount accrued, the Company intends to dispute it vigorously.
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
Note 13. Goodwill and Intangible Assets
The following presents details of goodwill and intangible assets:

(In thousands)	March 28, 2025	June 28, 2024
Goodwill	$19,188	$8,217

The $11.0 million increase for the nine months ended March 28, 2025 is associated with the purchase price allocations for the 4RF acquisition and the NEC Transaction. Refer to Note 11. Acquisitions for further information.

The Company performs its annual goodwill impairment test on the first day of its fourth fiscal quarter. No indicators of impairment were identified during the current period that required the Company to perform an interim assessment or recoverability test.

(In thousands except useful life)	Useful life in Years	March 28, 2025	June 28, 2024
Intangible assets:
Technology	7	$5,282	$1,800
Patents	10	690	690
Customer relationships	10 — 15	22,893	11,530
Trade names	3 — 16	1,614	1,330
Total gross intangible assets		$30,479	$15,350
Accumulated amortization		(3,662)	(1,706)
Total net intangible assets		$26,817	$13,644

Amortization of finite-lived intangibles for the three and nine months ended March 28, 2025 was $0.7 million and $2.0 million, respectively, and is included in selling and administrative expenses. There were no impairment charges recorded for the three and nine months ended March 28, 2025.
As of March 28, 2025, the estimated future amortization expense of finite-lived intangible assets is as follows (in thousands):

Remainder of 2025	$704
2026	2,814
2027	2,814
2028	2,720
2029	2,720
Thereafter	15,045
Total	$26,817

Note 14. Related Party Transactions
NEC Corporation
On the Closing Date, the Company completed the NEC Transaction. See Note 11. Acquisitions for further information. A portion of the total consideration in the NEC Transaction included the issuance of 736,750 shares in Company common stock to NEC. The Company and NEC entered into a Registration Rights and Lock-Up Agreement, restricting NEC’s ability to transfer shares (the “Lock-Up”), except for certain limited exceptions as provided in the Registration Rights and Lock-Up Agreement, until one day after the one-year anniversary of the Closing Date (the “Initial Lock-Up Expiration Date”). Starting one day after the Initial Lock-Up Expiration Date, one-twelfth of the issued shares shall be released from the Lock-Up each month, such that all issued shares shall be released from Lock-Up by the two-year anniversary of the Closing Date. Pursuant to the Purchase Agreement, NEC has the right to nominate a director to the Company’s Board of Directors from the Closing Date and for a period of two years thereafter. As of March 28, 2025, NEC held approximately 5.8% of the Company’s outstanding common stock.
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
A summary of the related party activity between the Company and NEC is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Transition services received	$1,131	$1,152	$3,026	$2,236
Research and development services received	—	3,220	5,401	4,303
Purchase of inventories	12,407	4,783	35,746	4,783
As of March 28, 2025, the Company’s outstanding related party balances with NEC included in the unaudited condensed consolidated balance sheets are as follows:

(In thousands)
Accounts receivable, net	$1,102
Accounts payable	38,511
Other current liabilities	13,213

Note 15. Revisions to Prior Period Consolidated Financial Statements
As described in Note 1. The Company and Basis of Presentation, subsequent to the third quarter of fiscal 2024, the Company identified certain errors in the quarterly financial statements for fiscal 2024 related to estimated total contract costs and progress to completion for an over-time arrangement. The Company identified additional errors impacting the quarterly financial statements for fiscal 2024 related to the recognition of revenue prior to performance obligations being met and related to journal entries recorded in error. In accordance with ASC 250, Accounting Changes and Error Corrections and SAB No. 99, Materiality and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of the errors and determined that the impacts were not material, individually or in the aggregate, to the Company’s previously issued consolidated financial statements. The Company has revised the prior period financial statements and related disclosures for the third quarter of fiscal 2024 to correct the errors. A summary of the corrections to the impacted financial statement line items in the Company’s previously issued Consolidated Statements of Operations, Comprehensive Income, Equity and Cash Flows for the three and nine months ended March 29, 2024 is provided below.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 29, 2024			Nine Months Ended March 29, 2024
(In thousands, except per share amounts)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenues:
Product sales	$70,857	$(13)	$70,844	$196,794	$(1,384)	$195,410
Services	40,756	(778)	39,978	97,421	(1,408)	96,013
Total revenues	111,613	(791)	110,822	294,215	(2,792)	291,423
Cost of revenues:
Product sales	47,791	(8)	47,783	121,775	(786)	120,989
Services	27,288	(320)	26,968	67,224	(383)	66,841
Total cost of revenues	75,079	(328)	74,751	188,999	(1,169)	187,830
Gross margin	36,534	(463)	36,071	105,216	(1,623)	103,593
Operating expenses:
Selling and administrative	21,300	(1,102)	20,198	61,979	—	61,979
Operating income	5,028	639	5,667	15,569	(1,623)	13,946
Income before income taxes	4,037	639	4,676	13,920	(1,623)	12,297
Provision for income taxes	619	187	806	3,607	(521)	3,086
Net income	$3,418	$452	$3,870	$10,313	$(1,102)	$9,211

Net income per share of common stock outstanding:
Basic	$0.27	$0.04	$0.31	$0.86	$(0.10)	$0.76
Diluted	$0.27	$0.03	$0.30	$0.84	$(0.09)	$0.75
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 29, 2024			Nine Months Ended March 29, 2024
(In thousands)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Net income	$3,418	$452	$3,870	$10,313	$(1,102)	$9,211
Comprehensive income	$3,077	$452	$3,529	$10,550	$(1,102)	$9,448
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended March 29, 2024
(In thousands)	As Previously Reported	Adjustments	As Revised
Operating Activities
Net income	$10,313	$(1,102)	$9,211
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	2,180	(521)	1,659
Changes in operating assets and liabilities:
Accounts receivable	14,312	1,103	15,415
Unbilled receivables	(17,039)	1,689	(15,350)
Inventories	7,037	(1,061)	5,976
Accrued expenses	11,449	(108)	11,341
Net cash provided by operating activities	$22,229	$—	$22,229

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	Three Months Ended March 29, 2024
	Accumulated Deficit	Total Equity
(In thousands)
As Previously Reported
Balance as of December 29, 2023	$(581,019)	$253,936
Net income	3,418	3,418
Balance as of March 29, 2024	$(577,601)	$258,507

Adjustments
Balance as of December 29, 2023	$(2,913)	$(2,913)
Net income	452	452
Balance as of March 29, 2024	$(2,461)	$(2,461)

As Revised
Balance as of December 29, 2023	$(583,932)	$251,023
Net income	3,870	3,870
Balance as of March 29, 2024	$(580,062)	$256,046

	Nine Months Ended March 29, 2024
	Accumulated Deficit	Total Equity
(In thousands)
As Previously Reported
Balance as of June 30, 2023	$(587,914)	$220,098
Net income	10,313	10,313
Balance as of March 29, 2024	$(577,601)	$258,507

Adjustments
Balance as of June 30, 2023	$(1,359)	$(1,359)
Net income	(1,102)	(1,102)
Balance as of March 29, 2024	$(2,461)	$(2,461)

As Revised
Balance as of June 30, 2023	$(589,273)	$218,739
Net income	9,211	9,211
Balance as of March 29, 2024	$(580,062)	$256,046

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including without limitation statements of, about, concerning or regarding: our ability to maintain effective internal control over financial reporting and management systems and remediate material weaknesses; our plans, strategies and objectives for future operations, including with respect to growing our business and sustaining profitability; our restructuring efforts; our research and development efforts and new product releases and services; trends in revenue; drivers of our business and the markets in which we operate; future economic conditions, performance or outlook, and changes in our industry and the markets we serve; the outcome of contingencies; the value of our contract awards; beliefs or expectations; the sufficiency of our cash and our capital needs and expenditures; our intellectual property protection; our compliance with regulatory requirements and the associated expenses; expectations regarding litigation; our intention not to pay cash dividends; seasonality of our business; the impact of foreign exchange and inflation; taxes; the impact of tariffs, the adoption of trade restrictions affecting our products or suppliers, a United States withdrawal from or significant renegotiation of trade agreements, the occurrence of trade wars, the closing of border crossings, and other changes in trade regulations or relationships; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by the use of forward-looking terminology, such as “anticipates,” “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “strategy,” “projects,” “targets,” “goals,” “seeing,” “delivering,” “continues,” “forecasts,” “future,” “predict,” “might,” “could,” “potential,” or the negative of these terms, and similar words or expressions.
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
Operations Review
The market for mobile backhaul continued to be the Company’s primary addressable market segment globally in the first nine months of fiscal 2025. In North America, the Company supported 5G and long-term evolution (“LTE”) deployments of its mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, the Company’s business continued to rely on a combination of customers increasing their capacity to handle subscriber growth and the ongoing build-out of some large LTE and 5G deployments. Aviat’s position continues to be to support its customers for 5G and LTE readiness and ensure that its technology roadmap is well aligned with evolving market requirements. Aviat’s strength in turnkey and after-sale support services is a differentiating factor that wins business for the Company and enables it to expand its business with existing customers. Additionally, Aviat operates an e-commerce platform that provides low-cost services, simple experience, and fast delivery to mobile operators and private network customers. In early 2025, new U.S. tariffs on foreign imports were proposed and introduced. Aviat plans to mitigate these tariffs by optimizing its sourcing and operations to minimize any cost impact. Aviat may also implement pricing actions to offset the impact of these tariffs. However, as disclosed above and in the “Risk Factors” section in Item 1A of its Annual Report on Form 10-K filed with the SEC on October 4, 2024, a number of factors could prevent the Company from achieving its objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that it serves.
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
Revenue

The Company manages its sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe, and (3) Latin America and Asia Pacific. Revenue by region for the three and nine months ended March 28, 2025 and March 29, 2024 and the related changes were as follows:

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 28, 2025	March 29, 2024	$ Change	% Change	March 28, 2025	March 29, 2024	$ Change	% Change
North America	$49,402	$44,400	$5,002	11.3%	$149,589	$149,868	$(279)	(0.2)%
Africa and the Middle East	15,086	11,401	3,685	32.3%	38,210	35,848	2,362	6.6%
Europe	9,429	6,549	2,880	44.0%	23,376	17,378	5,998	34.5%
Latin America and Asia Pacific	38,723	48,472	(9,749)	(20.1)%	108,091	88,329	19,762	22.4%
Total revenue	$112,640	$110,822	$1,818	1.6%	$319,266	$291,423	$27,843	9.6%
Revenue in North America increased by $5.0 million during the third quarter of fiscal 2025 compared with the same period of fiscal 2024 primarily due to higher private network project revenues. Revenue in North America decreased by $0.3 million during the first nine months of fiscal 2025 compared with the same period of fiscal 2024, primarily due to lower demand from Tier 1 mobile network operators and timing of certain private network projects, partially offset by contributions from the 4RF transaction.
Revenue in Africa and the Middle East increased by $3.7 million during the third quarter of fiscal 2025 compared with the same period of fiscal 2024. Revenue in Africa and the Middle East increased by $2.4 million during the first nine months of fiscal 2025 compared with the same period of fiscal 2024. The increases for the third quarter and the first nine months of fiscal 2025 were primarily due to increased volumes from private networks in the Middle East.
Revenue in Europe increased by $2.9 million during the third quarter of fiscal 2025 compared with the same period of fiscal 2024. Revenue in Europe increased by $6.0 million during the first nine months of fiscal 2025 compared with the same period of fiscal 2024. The increases for the third quarter and the first nine months of fiscal 2025 were primarily due to increased sales to mobile operators in the region driven by volumes from the NEC Transaction.
Revenue in Latin America and Asia Pacific decreased by $9.7 million during the third quarter of fiscal 2025 compared with the same period of fiscal 2024 primarily due to timing of capital expenditure plans of mobile operators in the Asia Pacific region. Revenue in Latin America and Asia Pacific increased by $19.8 million during the first nine months of fiscal 2025 compared with the same period of fiscal 2024 primarily due to contributions resulting from the NEC Transaction and higher volumes of projects with mobile operators.

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 28, 2025	March 29, 2024	$ Change	% Change	March 28, 2025	March 29, 2024	$ Change	% Change
Product sales	$76,824	$70,844	$5,980	8.4%	$220,252	$195,410	$24,842	12.7%
Services	35,816	39,978	(4,162)	(10.4)%	99,014	96,013	3,001	3.1%
Total revenue	$112,640	$110,822	$1,818	1.6%	$319,266	$291,423	$27,843	9.6%
Revenue from product sales increased by 8.4% and revenue from services decreased by 10.4% for the third quarter of fiscal 2025 compared with the same quarter of fiscal 2024. Revenue from product sales and services increased by 12.7% and 3.1%, respectively for the first nine months of fiscal 2025 compared with the same period of fiscal 2024. The changes were primarily due to the factors discussed above and product sales contribution from the NEC Transaction.
Gross Margin

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 28, 2025	March 29, 2024	$ Change	% Change	March 28, 2025	March 29, 2024	$ Change	% Change
Revenue	$112,640	$110,822	$1,818	1.6%	$319,266	$291,423	$27,843	9.6%
Cost of revenue	73,344	74,751	(1,407)	(1.9)%	219,296	187,830	31,466	16.8%
Gross margin	$39,296	$36,071	$3,225	8.9%	$99,970	$103,593	$(3,623)	(3.5)%
% of revenue	34.9%	32.5%			31.3%	35.5%
Product margin %	33.1%	32.6%			28.0%	38.1%
Service margin %	38.6%	32.5%			38.6%	30.4%

Gross margin for the third quarter of fiscal 2025 increased by $3.2 million compared with the same quarter of fiscal 2024 primarily due to sales volume and changes in regions and customers and product mix. Gross margin for the first nine months of fiscal 2025 decreased by $3.6 million primarily due to changes in regions and customers and the expected near-term dilution as a result of the NEC Transaction.
Research and Development

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 28, 2025	March 29, 2024	$ Change	% Change	March 28, 2025	March 29, 2024	$ Change	% Change
Research and development	$7,704	$10,623	$(2,919)	(27.5)%	$28,334	$25,441	$2,893	11.4%
% of revenue	6.8%	9.6%			8.9%	8.7%
Research and development expenses decreased by $2.9 million compared with the same quarter of fiscal 2024 primarily due to cost management. Research and development expenses increased by $2.9 million for the first nine months of fiscal 2025 primarily due to development activity related to the NEC Transaction.
Selling and Administrative

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 28, 2025	March 29, 2024	$ Change	% Change	March 28, 2025	March 29, 2024	$ Change	% Change
Selling and administrative	$22,121	$20,198	$1,923	9.5%	$68,348	$61,979	$6,369	10.3%
% of revenue	19.6%	18.2%			21.4%	21.3%
Selling and administrative expenses increased by $1.9 million for the third quarter of fiscal 2025 and $6.4 million for the first nine months of fiscal 2025 primarily due to merger and acquisition expenses and additional costs resulting from the NEC and 4RF transactions.
Restructuring

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 28, 2025	March 29, 2024	$ Change	% Change	March 28, 2025	March 29, 2024	$ Change	% Change
Restructuring charges	$177	$(417)	$594	(142.4)%	$1,592	$2,227	$(635)	(28.5)%
For the first nine months of fiscal 2025, there were $1.6 million of restructuring charges incurred, primarily associated with reductions in workforce in certain of the Company’s operations to optimize skill sets and align cost structure. The prior year comparison period includes restructuring charges primarily associated with the NEC Transaction.
The Company’s successfully executed restructuring initiatives have enabled it to restructure specific groups to optimize skill sets and align its organizational structure to execute on strategic deliverables, in addition to aligning cost structure with the core of the business.
Interest Expense, net

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 28, 2025	March 29, 2024	$ Change	% Change	March 28, 2025	March 29, 2024	$ Change	% Change
Interest expense, net	$1,557	$928	$629	67.8%	$4,252	$1,421	$2,831	199.2%
Interest expense, net increased by $0.6 million and $2.8 million for the three and nine months ended March 28, 2025, respectively, primarily due to interest expense incurred on incremental Term Loan borrowings compared to the prior year period.
Other Expense, net

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 28, 2025	March 29, 2024	$ Change	% Change	March 28, 2025	March 29, 2024	$ Change	% Change
Other expense, net	$3,068	$63	$3,005	4,769.8%	$4,047	$228	$3,819	1,675.0%
Other expense, net increased by $3.0 million and $3.8 million for the three and nine months ended March 28, 2025, respectively, primarily as a result of foreign exchange rate movement and losses recognized on the extinguishment of debt.
Income Taxes

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 28, 2025	March 29, 2024	$ Change	% Change	March 28, 2025	March 29, 2024	$ Change	% Change
Income (loss) before income taxes	$4,669	$4,676	$(7)	(0.1)%	$(6,603)	$12,297	$(18,900)	(153.7)%
Provision for (benefit from) income taxes	$1,141	$806	$335	41.6%	$(2,747)	$3,086	$(5,833)	(189.0)%
The Company estimates its annual effective tax rate at the end of each quarterly period and records the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances.
The tax benefit for the first nine months of fiscal 2025 was primarily due to tax benefit resulting from year-to-date losses. The tax expense for the first nine months of fiscal 2024 was primarily attributable to tax expense related to U.S. and profitable foreign subsidiaries.
Liquidity, Capital Resources, and Financial Strategies
Sources of Cash
As of March 28, 2025, the Company’s total cash and cash equivalents were $49.4 million. Approximately $12.7 million was held in the United States. The remaining balance of $36.8 million, or 74%, was held outside the United States.
Operating Activities
Operating cash flows is presented as net (loss) income adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash (used in) provided by operating activities was $(4.8) million for the first nine months of fiscal 2025, compared with $22.2 million in the prior year. The $(27.0) million decrease is primarily attributable to increases in working capital and decreased earnings compared to the prior year.
Investing Activities
Net cash used in investing activities was $26.3 million for the first nine months of fiscal 2025, compared to $35.0 million in the prior year. The $8.7 million decrease is primarily due to higher acquisition payments in the prior year associated with the NEC Transaction.
Financing Activities
Financing cash flows consist primarily of borrowings and repayments under the Company’s Credit Facility and proceeds from the exercise of employee stock options. Net cash provided by financing activities was $17.6 million for the first nine months of fiscal 2025, compared with $49.3 million in the prior year. The $(31.7) million decrease is primarily due to reduced Term Loan borrowings compared to the prior year as the prior year period included the $50.0 million of Term Loan borrowings primarily used to fund the NEC Transaction.
As of March 28, 2025, the Company’s principal sources of liquidity consisted of $49.4 million in cash and cash equivalents, $66.3 million of available credit under its Credit Facility, and future collections of receivables from customers. In the second quarter of fiscal 2025, the Company amended its Credit Facility which increased the borrowing capacity to $75.0 million for each of the Term Loan and Revolver facilities. The Company regularly requires letters of credit from certain customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce its credit and sovereign risk. Historically, the Company’s primary sources of liquidity have been cash flows from operations and credit facilities.
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
The Company borrowed and repaid $55.0 million against the Revolver during the first nine months of fiscal 2025. As of March 28, 2025, the Company had $74.1 million outstanding under its Term Loan and no borrowings outstanding under its Revolver and was in compliance with all financial covenants contained in the Credit Facility.

Critical Accounting Estimates
For information about the Company’s critical accounting estimates, see the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its fiscal 2024 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of doing business, the Company is exposed to risks associated with foreign currency exchange rates and changes in interest rates. The Company employs established policies and procedures governing the use of financial instruments to manage its exposure to such risks. Information about the Company’s market risk is presented in Part II, Item 7A in its fiscal 2024 Annual Report on Form 10-K. There have been no material changes to the Company’s market risk during the first nine months of fiscal 2025.
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
From time to time, the Company enters into foreign exchange forward contracts to mitigate the change in fair value of specific non-functional currency assets and liabilities on the balance sheet. All balance sheet hedges are marked to market through earnings every period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. The Company did not have any foreign exchange forward contracts outstanding as of March 28, 2025.
Certain of the Company’s international business are transacted in non-U.S. dollar (“USD”) currencies. From time to time, the Company utilizes foreign currency hedging instruments to minimize the currency risk of non-USD transactions. The impact of translating the assets and liabilities of foreign operations to USD is included as a component of stockholders’ equity. As of March 28, 2025 and June 28, 2024, the cumulative translation adjustment decreased stockholders’ equity by $19.5 million and $19.3 million, respectively.
Interest Rate Risk
The Company’s exposure to market risk for changes in interest rates relates primarily to its cash equivalents and borrowings under its Credit Facility. Refer to Note 6. Credit Facility and Debt of the Notes for further information.
Exposure on Cash Equivalents
The Company had $49.4 million in total cash and cash equivalents as of March 28, 2025. Cash equivalents totaled $7.0 million as of March 28, 2025 and were comprised of money market funds and bank certificates of deposit. Cash equivalents have been recorded at fair value. Fair value is measured using inputs that fall into a three-level hierarchy that prioritizes the inputs used to measure fair value based on observability of such inputs. For more information on the fair value measurements of cash equivalents, refer to Note 5. Fair Value Measurements of Assets and Liabilities of the Notes for further information.

The Company’s cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. A 10% change in interest rates on the Company’s cash equivalents is not expected to have a material impact on its financial position, results of operations, or cash flows.
Exposure on Borrowings
As of March 28, 2025, the Company had $74.1 million outstanding under its Term Loan and no borrowings outstanding under its Revolver.
The Company’s borrowings under the current Credit Facility bear interest at either: (a) Adjusted Term SOFR plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly. As of March 28, 2025, the applicable margin on Adjusted Term SOFR and Base Rate borrowings was 2.75% and 1.75%, respectively. The effective rate of interest on the outstanding Term Loan borrowings as of March 28, 2025 was 7.1%.
A 10% change in interest rates is estimated to have a $0.5 million impact on annual interest expense on the Company’s outstanding long-term debt as of March 28, 2025.
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
During the first nine months of fiscal 2025, the Company implemented actions designed to improve our internal control over financial reporting and remediate these material weaknesses, including (i) providing training to the applicable control performers related to the importance of timely execution of control activities for which they are responsible; (ii) beginning the redesign of controls over the determination of the appropriate period for revenue recognition, controls over arrangements where revenue is recognized over time and controls related to the review and approval of journal entries, and (iii) implementing a formal monitoring program to perform the necessary evaluations to ascertain whether the components of internal control are present and functioning, including implementing corrective actions as necessary.
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
The Company’s management, with the participation of our President and CEO, and Chief Financial Officer (“CFO”), completed an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 28, 2025. The Company’s CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were not effective as of March 28, 2025, due to the material weaknesses described above not being fully remediated as of the date of the evaluation.
Changes in Internal Controls over Financial Reporting
Except as noted above, there were no changes to our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended March 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of legal proceedings as of March 28, 2025, please refer to “Legal Proceedings” and “Contingent Liabilities” under Note 12. Commitments and Contingencies of the Notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which are incorporated into this item by reference.

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
In November 2021, the Company’s Board of Directors approved a stock repurchase program to purchase up to $10.0 million of the Company’s common stock. As of March 28, 2025, $6.3 million remains available and Aviat may choose to suspend or discontinue the repurchase program at any time. Repurchased shares are recorded as treasury stock.
The following table summarizes the Company's repurchases of its common stock during the third quarter of fiscal 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
December 28, 2024 — January 24, 2025	—	$—	—	$6,429
January 25, 2025 — February 21, 2025	—	—	—	6,429
February 22, 2025 — March 28, 2025	5,200	19.12	5,200	6,330
Total	5,200		5,200	$6,330

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Insider Trading Arrangements
On March 7, 2025, Erin Boase, General Counsel, Vice President Legal Affairs, adopted a new trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan is intended to permit Ms. Boase to sell an aggregate of 11,770 shares. Ms. Boase’s plan is in effect until March 7, 2026.
During the three months ended March 28, 2025, no other officers or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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
Date: May 6, 2025

By:	/s/ Michael Connaway
Michael Connaway Senior Vice President and Chief Financial Officer (duly authorized officer)