Form 10-K
period 2025-06-27
AVIAT NETWORKS, INC.
filed 2025-09-10
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2025 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition from to

Commission File Number 001-33278
______________________________

AVIAT NETWORKS, INC.
______________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of December 27, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $224.4 million. For purposes of this calculation, the registrant has assumed that its directors, executive officers and holders of 10% or more of the outstanding common stock are affiliates.
As of September 09, 2025, there were 12,799,307 shares of the registrant’s common stock outstanding.
_________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its fiscal 2025 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended June 27, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AVIAT NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 27, 2025

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
Aviat’s principal executive offices are located at 200 Parker Dr., Suite C100A, Austin, Texas 78728, and its telephone number is (408) 941-7100. Aviat’s common stock is listed on the NASDAQ Global Select Market under the symbol AVNW. As of June 27, 2025, the Company had 923 employees.
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
Our products utilize microwave and millimeter wave technologies to create point to point and point to multi-point wireless links for short, medium and long-distance interconnections. In addition to our wireless products, we also provide routers and a range of premise and hosted private cloud-based software tools and applications to enable deployment, monitoring, network management, and optimization and operational assurance of our systems as well as to automate network design and procurement. We also source, qualify, supply, integrate, test and support third party equipment such as antennas, power supplies, optical transmission equipment and other equipment necessary to build and deploy a complete telecommunications transmission network. We provide a full suite of professional services for planning, deployment, operations, optimization and maintenance of our customers’ networks.
Our wireless systems deliver urban, suburban, regional and country-wide communications links as the primary alternative to fiber optic, low earth orbit satellite and copper connections. Fiber optic connections are the primary connectivity alternative to wireless systems. In dense urban and suburban areas, wireless solutions can be faster to deploy and lower cost per mile than new fiber deployments. In developing nations, fiber infrastructure is often scarce and as a result wireless systems are used for both long and short distance connections. Wireless systems also have advantages over optical fiber in areas with rugged terrain, and to provide connections over bodies of water such as between islands or to offshore oil and gas production platforms. Through the air wireless transmission is also inherently lower in latency than transmission through optical cables and can be leveraged in time sensitive networking applications, such as high frequency trading. Our wireless access solutions provide cost-effective alternatives to provide connectivity to private network infrastructure, including smart cities, smart grid, distribution automation, metering and renewables, supervisory control and data acquisition (SCADA) and telemetry, as well as vehicle and fleet connectivity.

Revenue from our North America and international regions represented approximately 48% and 52% of our revenue in fiscal 2025, 50% and 50% of our revenue in fiscal 2024, and 58% and 42% of our revenue in fiscal 2023, respectively. Information about our revenue attributable to our geographic regions is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Note 10. Segment and Geographic Information” of the accompanying consolidated financial statements and notes in this Annual Report on Form 10-K.
Market Overview
We believe that future demand for microwave and millimeter wave transmission systems will be influenced by a number of factors across several market segments.
Mobile/5G Networks
As mobile networks evolve, expand, densify, add subscribers, and increase the number of wirelessly connected devices, sensors and machines, investment in backhaul infrastructure is required. Whether mobile network operators choose to self-build this backhaul infrastructure, or lease backhaul services from other network providers, we expect that the evolution of mobile networks will continue to drive demand for microwave and millimeter wave wireless backhaul transmission technologies. Within this overall scope, there are multiple individual drivers for investment in backhaul infrastructure.
•5G Deployments. Mobile Radio Access Network (“RAN”) technologies are evolving. With the evolution from 4G (HSPA+ and LTE) to 5G, and now with 6G on the horizon, technology is rapidly advancing and providing subscribers with higher speed access to the Internet, social media, and video streaming services. The dramatic increase in data to be transported through the RAN and across the backhaul infrastructure drives requirements for higher data transport links necessitating upgrades to or replacement of the existing backhaul infrastructure.
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
•Network Densification. RAN frequency spectrum is a limited resource and shared between the devices and users within the coverage area of each base station. Meeting the combined demand of increasing subscribers and devices will require the deployment of much higher densities of base stations with reduced coverage (small cells) each requiring interconnection and proportionally driving increased demand for wireless backhaul and or fronthaul solutions as the primary alternative to optical fiber connectivity.
•Geographic Coverage. Expanding the geographic area covered by a mobile network to areas that are unserved or underserved by broadband services requires the deployment of additional cellular base station sites. Each additional base station site also needs to be connected to the core of the mobile network through expansion of the backhaul system.
•License Mandates. Mobile Operators are licensed telecommunications service providers. Licenses will typically mandate a minimum geographic footprint within a specific period of time and/or a minimum proportion of a national or regional population served. This can outpace backhaul infrastructure investment and cause periodic spikes in demand.
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
•Evolution to IP (internet protocol). Network Infrastructure capacity, efficiency and flexibility is greatly enhanced by transitioning from legacy SDH (synchronous digital hierarchy) / SONET (synchronous optical network) / TDM (time division multiplexing) to IP infrastructure. Our products offer integrated IP transport and routing functionality, increasing the value they bring in the backhaul network.
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
Our strategy has three main elements aligned to deliver a compelling Total Cost of Ownership (“TCO”) value proposition. The first is our portfolio of wireless transport and access products allowing our customers to increase capacity and flexibility with a much better total cost solution. We are expanding the data-carrying capacity of our wireless products to address the increasing data demand in networks of all types, while reducing overall energy consumption. Our research and development is focused on innovations that increase capacity, reduce energy consumption and lower overall TCO.
Second, to address the operational complexity of planning, deploying, owning and operating wireless networks, we are investing in a combination of software applications, tools and services where simplification, process automation, optimization and performance assurance, combined with our unique expertise in wireless technology can make a significant difference for our customers and partners.

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
We continue to develop our professional services portfolio as key to our long-term strategy and differentiation. We offer a portfolio of hosted expert services, and we continue to offer training and accreditation programs for microwave and IP network design, deployment and maintenance.
We expect to continue to serve and expand our existing customer base and develop business with new customers. We intend to leverage our customer base, longstanding presence in many countries, distribution channels, comprehensive product line, superior customer service and our turnkey solution capability to continue to sell existing and new products and services to current and future customers.
Products and Solutions
Our product and solutions portfolio is key to building and maintaining our base of customers. We offer a comprehensive product and solutions portfolio that meets the needs of service providers and network operators and that addresses a broad range of applications, frequencies, capacities and network topologies.
•Broad product and solution portfolio. We offer a comprehensive suite of wireless transport and access systems for microwave and millimeter wave networking applications. These solutions utilize a wide range of transmission frequencies, ranging from 450 MHz to 90 GHz, and can deliver a wide range of transmission capacities, ranging up to 20 Gigabits per second (Gbps). The major product families included in these solutions are CTR 8000, WTM 4000, RDL 3000, Aprisa, IRU 600, Pasolink, ProVision Plus and AviatCloud. Our CTR 8000 platform is a range of routers purpose-built for wireless transport applications, especially those that require high level of reliability and security. WTM 4000 is the leading high-capacity, all outdoor microwave radio, supporting multi-channel, multi-band configurations combined with best-in-class radio performance to extend multi-gigabit links further with improved reliability and smaller antennas at a lower TCO. We introduced multiple important variants to the WTM 4000 platform; WTM 4100 & 4200 providing single and dual frequency microwave links with advanced XPIC and MIMO capabilities; STR 4500 for multi-channel aggregation of microwave channels in long distance applications; WTM 4800 to address 5G network requirements operating in the 80 GHz E-Band at up to 20 Gbps capacity, with a unique single-box Multi-Band capability which simultaneously uses microwave and E-Band frequencies for maximum capacity, distance and reliability. WTM 4800 is the only single box multi-band solution for lowest TCO deployments. Aviat also introduced new Multi-Band solutions, including a 2-box, 4-channel Extended Distance Multi-Band (MB-XD) to extend 10 Gbps links over distances up to 20km, 3-box, 6-channel MB-MAX that enables maximum capacity, distance and reliability, and Multi-Band Vendor Agnostic (MB-VA) that adds a seamless 10 Gbps E-Band overlay to existing legacy third-party microwave links. Our RDL 3000 platform is designed to support ruggedized fixed and nomadic wireless access in remote and industrial applications. The Aprisa platform includes hardened narrowband wireless SCADA widely used in utility and energy networks, supporting higher throughput and lower TCO than competing solutions, and ruggedized high-capacity LTE/5G cellular modems that address both fixed applications and the growing need for military and public safety vehicular mobile broadband connectivity. Our IRU 600 EHP/UHP is an ultra-high power indoor microwave radio that enables relocation of mission critical links from the 6 GHz band to the 11 GHz band to minimize potential interference and deliver longer links with more capacity, while also minimizing tower related costs. Aviat Pasolink is a market-leading range of split-mount microwave with an extensive global installed base and market leading reliability. Aviat’s ProVision Plus Management Software Suite enables operators to manage and control their network, optimize performance and lower operating expenses. AviatCloud is a platform of secure hosted software and services to automate our customers’ networks and simplify operational complexity.
•Low TCO. Our wireless-based solutions focus on achieving a low TCO, including savings on the combined costs of initial acquisition, installation and ongoing operation and maintenance. Our latest generation system designs reduce rack space requirements, require less power, need fewer stations in point-to-point multipoint applications, are software-configurable to reduce spare parts requirements, and are simple to install, operate, upgrade and maintain. Our advanced wireless features such as Multi-Band, high modulation and ultra high-power performance also enable operators to save on related costs, including spectrum fees and tower rental fees.

•Futureproof network. Our solutions are designed to protect the network operator’s investment by incorporating software-configurable capacity upgrades and plug-in modules that provide a smooth migration path to Carrier Ethernet and IP/MPLS (multiprotocol label switching) and segment routing based networking, without the need for costly equipment replacement and/or additions. Our products include key technologies that we believe will be needed by operators for their network evolution to support future broadband services.
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
We also use indirect sales channels, including dealers, resellers and sales representatives, in the marketing and sale of some lines of products and equipment on a global basis. These independent representatives may buy for resale or, in some cases, solicit orders from commercial or governmental customers for direct sales by us. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be above or below our list prices. These independent representatives generally receive a discount on our list prices and are free to set the final sales prices paid by the customer.
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
Backlog
Our backlog was approximately $323 million as of June 27, 2025, and $292 million as of June 28, 2024, consisting primarily of contracts or purchase orders for both product and service deliveries and extended service warranties. Services include management’s initial estimate of the value of a customer’s commitment under a services contract. The calculation used by management involves estimates and judgments to gauge the extent of a customer’s commitment, including the type and duration of the agreement, and the presence of termination charges or wind down costs. Contract extensions and increases in scope are treated as backlog only to the extent of the new incremental value. We regularly review our backlog to ensure that our customers continue to honor their purchase commitments and have the financial means to purchase and deploy our products and services in accordance with the terms of their purchase contracts. Backlog estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidation, adjustments for revenue not materialized and adjustments for currency.
We expect to substantially deliver against the backlog as of June 27, 2025, during fiscal 2026, but we cannot be assured that this will occur. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty as well as long-term projects that could take more than a year to complete. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix and the possibility of changes in delivery schedules and additions or cancellations of orders.
Customers
Although we have a large customer base, during any given fiscal year or quarter, a small number of customers may account for a significant portion of our revenue.
During fiscal 2025, 2024 and 2023, no customers accounted for more than 10% of total revenue.
Competition
The microwave and millimeter-wave wireless networking business is a competitive and specialized segment of the telecommunications industry that is sensitive to technological advancements. Our principal competitors include business units of large mobile and IP network infrastructure manufacturers such as Ericsson, Huawei, ZTE, Nokia Corporation and GE Vernova, as well as a number of smaller transport and access specialist companies such as Ceragon Networks Ltd., Cambium Networks Corporation, RACOM and Airspan Networks. We also compete with fiber optic cable and low earth orbit satellites for networking connections.
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
Our research and development expenditures totaled $35.8 million, or 8.2% of revenue, in fiscal 2025, $36.4 million, or 8.9% of revenue, in fiscal 2024, and $24.9 million, or 7.2% of revenue, in fiscal 2023.
Research and development are primarily directed to the development of new products and to build technological capability. We are an industry innovator and intend to continue to focus significant resources on product development in an effort to maintain our competitiveness and support our entry into new markets.
Our product development teams totaled 225 employees as of June 27, 2025, and were located primarily Slovenia and New Zealand.
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
Patents and Other Intellectual Property
We consider our patents, trademarks and other intellectual property rights, in the aggregate, to constitute an important asset. We own a portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property. As of June 27, 2025, we (collectively with our subsidiaries) own approximately 244 U.S. patents and 159 international patents and had 8 U.S. patent applications pending and 8 international patent applications pending. The United States Patent and Trademark Office (“USPTO”) and international equivalent bodies have not yet concluded substantive examination of our pending patent applications. Therefore, it is unclear what scope of additional patent coverage, if any, will eventually be provided as a result of those pending applications. Failure to obtain comprehensive patent coverage could impair our ability to prevent competitors from replicating some portions or all of our products. We also license intellectual property to and from third parties. The costs we pay or revenue we receive from such licenses may be dependent on certain factors, such as the market for such licenses and whether such licenses can be negotiated on commercially acceptable terms. However, we do not consider our business to be materially dependent upon any single patent, license or other intellectual property right.

Further, changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. In addition, Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us. For example, the United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by the United States Congress, the United States federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and the patents we might obtain or license in the future.
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

Environmental and Other Regulations
Our facilities and operations, in common with those of our industry in general, are subject to numerous domestic and international laws and regulations designed to protect the environment, increase transparency or modify corporate behavior, particularly with regard to waste and emissions. We believe that we have substantially complied with these requirements and that such compliance has not had a material adverse effect on our results of operations, financial condition or cash flows. Based upon currently available information, we do not expect expenditures to protect the environment and to comply with current environmental laws and regulations over the next several years to have a material impact on our competitive or financial position but can give no assurance that such expenditures will not exceed current expectations, especially as such laws are evolving quickly and obligations on companies like ours may become more burdensome over time. From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, which is commonly known as the Superfund Act, and equivalent laws. Such notices may assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We are not presently aware of any such liability that could be material to our business, financial condition or operating results, but due to the nature of our business and environmental risks, we cannot provide assurance that any such material liability will not arise in the future.
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
Human Capital Management
As of June 27, 2025, we had 923 employees, of whom 920 were full-time employees and 250 were located in the U.S. None of our employees in the U.S. are represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our employee relations are good. In the highly competitive technology market, we have been able to attract and retain diverse, well-qualified talent across our functions. Through our structured hiring process, we work to provide training for hiring managers in the selection process, detailed onboarding plans for new hires and surveys at regular intervals during the first months of employment to help measure engagement and support success. In fiscal year 2025, we conducted a global engagement survey of our existing employee population and to help identify action items at the functional level as well as establish company-wide initiatives to continually improve our culture and processes.
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
The executive officers of Aviat as of September 10, 2025, are as follows:

Name and Age	Position Currently Held and Past Business Experience
Peter A. Smith, 59
Mr. Smith was appointed President and Chief Executive Officer (“CEO”) in January 2020. Prior to joining Aviat Networks, Mr. Smith served as Senior Vice President, US Windows and Canada for JELD-WEN from March 2017 to December 2019. Prior to JELD-WEN, he served as President of Polypore International’s Transportation and Industrial segment from October 2013 to March 2017. Previously, he served as CEO and a director of Voltaix Inc. from September 2011 to October 2013. Earlier in his career, Mr. Smith held various executive leadership positions at Fortune 100 and Fortune 500 companies, including Cooper Industries, Dover Knowles Electronics and Honeywell Specialty Materials. Mr. Smith also served on the board of Soleras Advanced Coatings from August 2015 to October 2018 and Adaptive 3D Technologies from December 2020 through its sale in May 2021. Mr. Smith has both a Bachelor of Science degree in Material (Ceramics) Engineering and PhD in Material Science and Engineering from Rutgers University, and holds a Master of Business Administration degree from Arizona State University.

Michael C. Connaway, 44 (1)
As Chief Financial Officer (“CFO”), Mr. Connaway is responsible for worldwide finance, treasury, accounting, reporting, compliance and taxation. Prior to joining Aviat, Mr. Connaway was Vice President and CFO of Honeywell’s Energy & Sustainability Solutions segment, and before that served in CFO capacities leading finance in its Safety & Productivity Solutions segment, and Advanced Materials business. Mr. Connaway started his career with General Electric, beginning in its financial management program and corporate audit group, before progressing to executive finance leadership positions within its Healthcare business. Before Honeywell, Mr. Connaway served as CFO of ABB’s Industrial Solutions business, after it was acquired from GE Energy Connections. Mr. Connaway was instrumental in integrating Industrial Solutions into ABB’s Electrification segment, driving post transaction synergies, fostering a culture of performance excellence, and instilling greater financial and operational rigor across all business processes. Mr. Connaway holds a Bachelor of Science degree in Finance from Boston College.

Andrew M. Fredrickson, 35 (1)
As Vice President of Corporate Finance, Mr. Fredrickson leads the corporate development, investor relations and treasury functions globally. Before joining Aviat, Mr. Fredrickson held various strategy roles at JELD-WEN from 2019 to 2022 and worked as an investment analyst at the Motley Fool from 2014 to 2017. He began his career in investment banking at William Blair in 2012. Mr. Fredrickson holds a Master of Business Administration from Duke University and a Bachelor of Science from the University of Virginia.

Erin R. Boase, 46
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

Name and Age	Position Currently Held and Past Business Experience
Gary G. Croke, 53
As Senior Vice President, Product and Innovation, Mr. Croke is responsible for Aviat’s global marketing and product development. This includes oversight over corporate and strategic marketing functions, product line management, and research and development of new product offerings. Mr. Croke charts Aviat’s global product and marketing strategy, and research and development to ensure successful company-wide implementation. His team's primary focus is on achieving business growth through the definition and launch of new solutions that drive customer economic value. Mr. Croke has over 25 years of leadership experience in the data and mobile communications sectors and he is highly skilled at delivering creative and compelling value propositions with demand generation programs that produce business results. Mr. Croke has a bachelor’s degree in electrical engineering from Memorial University of Newfoundland and has pursued postgraduate studies/research in business administration at the University of Ottawa.

(1)
On August 25, 2025, Mr. Connaway notified the Company of his voluntary resignation from his position, effective after the Company files their fiscal 2025 Annual Report on Form 10-K. On August 27, 2025, Mr. Fredrickson was appointed as the Company’s Interim CFO, effective after the Company files their fiscal 2025 Annual Report on Form 10-K.

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

Legal and Regulatory Risk Factors
•Continued tension in global trade relations, including U.S.-China trade relations, may adversely impact our supply chain operations and business.
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
The development and production of products with high technology content is complicated and often involves problems with hardware, software, components and manufacturing methods. Complex hardware and software systems, such as our products, can often contain undetected errors or bugs when first introduced or as new versions are released. In addition, errors associated with components we purchase from third parties, including customized components, may be difficult to resolve. We have experienced issues in the past in connection with our products, including failures due to the receipt of faulty components from our suppliers and performance issues related to software updates. From time to time, we have had to replace certain components or provide software remedies or other remediation in response to errors or bugs, and we may have to do so again in the future. In addition, performance issues can be heightened during periods where we are developing and introducing multiple new products to the market, as any performance issues we encounter in one technology or product could impact the performance or timing of delivery of other products. Our products may also suffer degradation of performance and reliability over time.
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
If we fail to accurately predict our manufacturing requirements or forecast customer demand, we may incur additional costs of manufacturing, and our gross margins and financial results could be adversely affected. If we overestimate our requirements, our contract manufacturers may experience an oversupply of components and assess us charges for excess or obsolete components that could adversely affect our gross margins. If we underestimate our requirements, our contract manufacturers may have inadequate inventory or components, which could interrupt manufacturing and result in higher manufacturing costs, shipment delays, damage to customer relationships and/or our payment of penalties to our customers. Our contract manufacturers also have other customers and may not have sufficient capacity to meet all of their customers’ needs, including ours, during periods of excess demand.

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
We are highly dependent on sales to customers outside the U.S. In fiscal 2025, our sales to international customers accounted for 56% of total revenue. Significant portions of our international sales are in less developed countries. Our international sales are likely to continue to account for a large percentage of our products and services revenue for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event could result in a significant decline in revenue. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act (“FCPA”), and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002(“SOX”), we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. Ineffective internal control over financial reporting could result in errors in our financial statements, reduce investor confidence, and adversely affect our stock price. As disclosed in Part II, Item 9A “Controls and Procedures” in this Form 10-K, we concluded that our internal control over financial reporting was not effective for the fiscal year ended June 27, 2025, due to certain material weaknesses identified related to an ineffective control environment and control activities. We implemented certain corrective measures in the fourth quarter of fiscal 2024, including hiring a new CFO and backfilling vacancies resulting from key finance and accounting personnel turnover. In fiscal 2025, we implemented several internal control enhancements and hired a new Global Controller and other key financial positions. However, due to the material weaknesses described above, there is a reasonable possibility that our existing controls would not have detected a material misstatement in a timely manner if it were to be material. These measures are part of a process of remediating the material weaknesses that is under way and that we believe will remediate the material weaknesses. However, if we are unable to remediate the material weaknesses in an appropriate and timely manner, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and, consequently, our ability to prepare financial statements within required time periods, could be adversely affected. Our failure to maintain effective internal control over financial reporting could result in violations of applicable securities laws and stock exchange listing requirements; subject us to litigation and investigations; negatively affect investor confidence in our financial statements; and adversely impact our stock price and ability to access capital markets.

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

Legal and Regulatory Risk Factors

Continued tension in global trade relations, including U.S.-China trade relations, may adversely impact our supply chain operations and business.
The U.S. government has taken, and continues to propose, certain actions that change U.S. trade policies, including tariffs that affect certain products manufactured in other countries, including China. Some components manufactured outside the U.S. are subject to tariffs if imported into the United States. Further, other countries are proposing and implementing increased tariffs in response, introducing uncertainty into the marketplace. The Chinese government has taken certain responsive actions, including increased tariffs affecting certain products manufactured in the United States. Certain of our products manufactured in our U.S. operations are subject to the tariffs imposed on imports into China from the United States. We plan to mitigate the impact of tariffs by optimizing sourcing and operations to minimize cost impacts. Although some of the products and components we import are affected by the tariffs, at this time, we do not expect these tariffs to have a material impact on our business, financial condition or results of operations.
It is unknown whether and to what extent additional new tariffs (or other new laws or regulations) will be adopted that increase the cost or feasibility of importing and/or exporting products and components from other countries to the United States and vice versa. Further, the effect of any such new tariffs or retaliatory actions on our industry and customers is unknown and difficult to predict. As additional new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take further responsive trade actions, and/or our mitigation strategies are not successful, such changes could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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
We are subject to rules and regulations of federal and state regulatory authorities, The NASDAQ Stock Market LLC (“NASDAQ”) and financial market entities charged with the protection of investors and the oversight of companies whose securities are publicly traded, and foreign and domestic legislative bodies. During the past few years, these entities, including the Public Company Accounting Oversight Board, the SEC, NASDAQ and several foreign governments, have issued requirements, laws and regulations and continue to develop additional requirements, laws and regulations, most notably SOX, and recent laws and regulations regarding bribery and unfair competition, including the SEC’s recently-approved (though currently paused, pending litigation) rules relating to the disclosure of climate-related information. Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of substantial management time and attention from revenue-generating activities to compliance activities.
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
The wireless telecommunications industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in often protracted and expensive litigation. Any litigation regarding patents or other owned or exclusively licensed intellectual property, including claims that our use of intellectual property infringes or violates the rights of others, could be costly and time-consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved, and the uncertainty of intellectual property litigation increase these risks. Such litigation or claims could result in substantial costs and diversion of resources. In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the use and transfer of allegedly infringing technology or the sale of allegedly infringing products and expend significant resources to develop non-infringing technology or obtain licenses for the infringing technology. We can give no assurances that we would be successful in developing such non-infringing technology or that any license for the infringing technology would be available to us on commercially reasonable terms, if at all. This could have a materially adverse effect on our business, results of operation, financial condition, competitive position and prospects.

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
Environmental, health and safety regulations govern the manufacture, assembly and testing of our products, including without limitation regulations governing the emission of pollutants and the use, remediation, and disposal of hazardous materials (including electronic wastes). Our failure or the failure of our suppliers or contract manufacturers to properly manage the use, transportation, emission, discharge, storage, recycling or disposal of waste generated from our operations could subject us to increased compliance costs or liabilities such as fines and penalties. We may also be subject to costs and liabilities for environmental clean-up costs on sites owned by us, sites previously owned by us, or treatment and disposal of wastes attributable to us from past operations, under the Comprehensive Environmental Response, Compensation and Liability Act or equivalent laws. Existing and future environmental regulations may additionally restrict our and our suppliers’ use of certain materials to manufacture, assemble and test products. New or more stringent environmental requirements applicable to our operations or the operations of our suppliers could adversely affect our costs of doing business and result in material costs to our operations.

Increased attention to ESG matters, conservation measures and climate change issues has contributed to an evolving state of environmental regulation, which could impact our results of operations, financial or competitive position and may adversely impact our business.
Increased attention to, and sometimes conflicting, societal expectations on companies to address, climate change and other environmental and social impacts, investor and societal expectations regarding voluntary ESG disclosures may result in increased costs to us and our suppliers, contract manufacturers, and customers. Moreover, while we create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on expectations and assumptions or hypothetical scenarios that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions or hypothetical scenarios are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established approach to identifying, measuring and reporting on many ESG matters.
Additionally, in March 2024, the SEC approved final rules that necessitate the disclosure of climate-related information in registration statements and periodic reports. However, the future of the rule is uncertain at this time given that its implementation has been stayed pending the outcome of legal challenges. Moreover, on March 27, 2025, the SEC staff notified the U.S. Court of Appeals for the Eighth Circuit that the SEC would withdraw its defense of the final rules. While the SEC may seek to repeal or otherwise modify the final rules, and the Eighth Circuit could still issue a ruling on the legal challenges, we cannot predict whether or when such actions will occur. We are assessing the final rules, but at this time we cannot predict the costs of implementation or any potential adverse impacts resulting from the final rules. To the extent the final rules are upheld, we could incur increased costs relating to the assessment and disclosure of climate-related information in our periodic reports.

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
Certain public statements with respect to ESG-related matters, such as emissions reduction goals, other environmental targets, or other commitments addressing certain social issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities, as well as other parties, related to the risk of potential “greenwashing,” (i.e., misleading information or false claims overstating potential benefits). For example, the SEC has taken enforcement action against companies for ESG-related misconduct, including greenwashing. Certain regulators, such as the SEC and various state agencies, as well as non-governmental organizations and other private actors have also filed lawsuits under various securities and consumer protection laws alleging that certain ESG-statements, goals or standards were misleading, false or otherwise deceptive. In addition, any alleged claims of greenwashing against us or others in our industry may lead to further negative sentiments and diversion of investments.
Furthermore, certain employment practices and social initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. We cannot be certain of the impact of such regulatory, legal and other developments on our business. More recent political developments could mean that we face increasing criticism or litigation risks from certain “anti-ESG” parties, including various governmental agencies. Such sentiment may focus on our environmental commitments (such as reducing greenhouse gas emissions) or its pursuit of certain employment practices or social initiatives that are alleged to be political or polarizing in nature or are alleged to violate laws based, in part, on changing priorities of, or interpretations by, federal agencies or state governments. Consideration of ESG-related factors in our decision-making could be subject to increasing scrutiny and objection from such anti-ESG parties. As a result, we may face increased litigation risks from private parties and governmental authorities related to our ESG efforts.

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
Risk Management and Strategy
The Company has sought to leverage the National Institute of Standards and Technology Cybersecurity Framework (the "NIST CSF") as a guideline for its cybersecurity framework and to help identify, assess and manage cybersecurity risks related to its business. The Company regularly engages third party experts, including cybersecurity assessors, consultants and auditors to evaluate and test our cybersecurity risk management systems and processes. The Company’s partnership with these third parties include regular audits and threat assessments. The Company requires all of its third-party information technology vendors to undergo evaluations by the Company’s internal data privacy and data security team as a part of efforts to assess, document and mitigate potential cybersecurity threats associated with the use of such vendors and the software, applications and services they provide.
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

In 2024, we achieved International Organization for Standardization (ISO) and International Electrotechnical Commission (IEC) 27001 certification. In 2025, we maintained our accreditation, reflecting our commitment to maintaining a robust information security management system. This internationally recognized standard demonstrates that we implemented risk-based controls to protect confidentiality, integrity and availability of critical data. The certification enhances our ability to manage cybersecurity threats, improve compliance posture and support customer trust in our information technology security practices.
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
Governance
Aviat’s Board of Directors has oversight of the Company’s cybersecurity risk as a component of its risk management. This includes prioritization of cybersecurity risks and the allocation of resources. The Board of Directors receives regular updates on the Company’s cybersecurity program. The Board of Directors have delegated its responsibility for risk management oversight to the Audit Committee, which regularly reviews Aviat’s cybersecurity program with the Company’s management. The Company’s management, including its Senior Director of Information Technology, CFO, and General Counsel, provide the Board of Directors updates regarding current and emerging cybersecurity threats, status of ongoing cybersecurity initiatives, certain incident reports and events, remediation efforts, and compliance with regulatory and industry standards.
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
Item 3. Legal Proceedings
For a discussion of legal proceedings as of June 27, 2025, refer to “Legal Proceedings” and “Contingent Liabilities” under Note 13. Commitments and Contingencies of the Notes to the consolidated financial statements in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information on Common Stock
Aviat’s common stock is listed and primarily traded on the NASDAQ Global Select Market (“NASDAQ”), under the ticker symbol AVNW. According to the records of the Company’s transfer agent, as of September 9, 2025, there were approximately 1,530 holders of record of Aviat’s common stock.
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
Sales of Unregistered Securities
During fiscal 2025, the Company did not issue or sell any unregistered securities not previously reported on Form 10-Q or 8-K.
Issuer Purchases of Equity Securities
In November 2021, the Company’s Board of Directors approved a stock repurchase program to purchase up to $10.0 million of its common stock. As of June 27, 2025, $6.3 million remains available under the stock repurchase program, and the Company may choose to suspend or discontinue the repurchase program at any time. During the fourth quarter of fiscal 2025, the Company did not repurchase any shares of its common stock.

Performance Graph
The following graph and accompanying data compare the cumulative total return of Aviat’s common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the five-year period ended June 27, 2025. The comparison assumes $100 was invested on July 3, 2020, in the Company’s common stock and each of the indices and assumes reinvestment of dividends. The historical stock price performance shown below is not indicative of future price performance. Note that this graph and accompanying data is “furnished,” not “filed,” with the SEC.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Aviat Networks, Inc., the NASDAQ Composite Index
and the NASDAQ Telecommunications Index

500
400
300
200
100
0
07/03/20
07/02/21
07/01/22
06/30/23
06/28/24
06/27/25
Aviat Networks, Inc.
NASDAQ Composite
NASDAQ Telecommunications

	07/03/20	07/02/21	07/01/22	06/30/23	06/28/24	06/27/25
Aviat Networks, Inc.	$100.00	$342.98	$269.93	$358.97	$308.58	$257.46
NASDAQ Composite	$100.00	$144.44	$110.56	$138.22	$179.14	$206.23
NASDAQ Telecommunications	$100.00	$133.36	$106.76	$103.68	$116.41	$150.86
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Aviat Networks, Inc.’s (“Aviat”, the “Company”, “we”, “us”, or “our”) results of operations and financial condition during the two-year period ended June 27, 2025. MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s consolidated financial statements and accompanying notes. In the discussion herein, the fiscal years ended June 27, 2025, June 28, 2024, and June 30, 2023, are referred to as “fiscal 2025”, “fiscal 2024” and “fiscal 2023”, respectively. Aviat’s fiscal year ends on the Friday nearest to June 30. For a comparison of the results of operations for fiscal 2024 and 2023, refer to Aviat’s Annual Report on Form 10-K for the fiscal year ended June 28, 2024, filed with the SEC on October 4, 2024.
Overview
Aviat is a global supplier of microwave networking and access networking solutions, backed by an extensive suite of professional services and support. Aviat sells radios, routers, software and services integral to the functioning of data transport networks. Aviat has more than 3,000 customers and significant relationships with global service providers and private network operators. Aviat’s North America manufacturing base consists of a combination of contract manufacturing and assembly and testing operated in Austin, Texas by Aviat. Additionally, Aviat utilizes a contract manufacturer based in Asia for much of its international equipment demand. Aviat’s technology is underpinned by more than 400 patents. Aviat competes on the basis of Total Cost of Ownership (“TCO”), microwave radio expertise and solutions for mission critical communications.
Acquisitions

4RF Limited
On July 2, 2024, the Company acquired 4RF Limited (“4RF”), a New Zealand company, Aviat purchased all of the issued and outstanding shares of 4RF in an all-cash transaction for $18.2 million, net of $1.2 million cash acquired. 4F is a leading provider of industrial wireless access solutions, including narrowband point-to-point/multi-point radios and Private LTE and 5G routers. The acquisition of 4RF allows Aviat to expand its product offering for the global industrial wireless access markets including Private LTE/5G. See Note 12. Acquisitions of the Notes to the consolidated financial statements in this Annual Report on Form 10-K (the “Notes”) for further information.

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
The fair value of the consideration transferred at the closing of the NEC Transaction was comprised of (i) cash of $32.2 million, and (ii) the issuance of 736,750 shares or $22.3 million of Company common stock. Aggregate consideration transferred at closing was approximately $54.5 million, which is subject to certain post-closing adjustments. In fiscal 2025, the Company transferred consideration of $18.6 million to settle the post-closing working capital adjustment. The Company funded the cash portion of the NEC Transaction with Term Loan borrowings under its Credit Facility (as defined below). Refer to Note 7. Credit Facility and Debt of the Notes for further information.
Redline Communications Group Inc.
In the first quarter of fiscal 2023, the Company acquired all of the issued and outstanding shares of Redline Communications Group Inc. (“Redline”), for a purchase price of $20.4 million. Redline is a leading provider of mission-critical data infrastructure. See Note 12. Acquisitions of the Notes for further information.

Operations Review
The market for mobile backhaul continued to be the Company’s primary addressable market segment globally in fiscal 2025. In North America, the Company supported 5G and long-term evolution (“LTE”) deployments of its mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, the Company’s business continued to rely on a combination of customers increasing their capacity to handle subscriber growth and the ongoing build-out of some large LTE and 5G deployments. Aviat’s position continues to be to support its customers for 5G and LTE readiness and ensure that its technology roadmap is well aligned with evolving market requirements. Aviat’s strength in turnkey and after-sale support services is a differentiating factor that wins business for the Company and enables it to expand its business with existing customers. Additionally, Aviat operates an e-commerce on-line platform, Aviat Store, that provides low-cost services, a simple experience, and fast delivery to mobile operators and private network customers. In 2025, new U.S. tariffs on foreign imports were proposed, and in certain cases implemented. In response, Aviat implemented mitigation strategies by optimizing its sourcing and operations to minimize the effects and took pricing actions to offset the impact of these tariffs. However, as disclosed in the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K, a number of factors could prevent the Company from achieving its objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that it serves.
Fiscal 2025 Compared to Fiscal 2024
Revenue
The Company manages its sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe and (3) Latin America and Asia Pacific. Revenue by region for fiscal 2025 and 2024 and the related changes were as follows:

	Fiscal Year
(In thousands, except percentages)	2025	2024	$ Change	% Change
North America	$207,606	$206,073	$1,533	0.7%
Africa and the Middle East	49,428	48,884	544	1.1%
Europe	31,713	24,608	7,105	28.9%
Latin America and Asia Pacific	145,859	128,518	17,341	13.5%
Total Revenue	$434,606	$408,083	$26,523	6.5%
The Company achieved revenue growth of 6.5% in fiscal 2025 primarily driven by contributions from the NEC Transaction and the 4RF acquisition, and 21% growth in managed services driven by increased demand on a larger install base. This was partially offset by lower demand for software offerings and equipment, which both decreased 3%. During fiscal 2025, contributions from the NEC Transaction and 4RF acquisition totaled $126.8 million and $25.3 million, respectively.
Revenue in North America increased by $1.5 million in fiscal 2025 primarily due to contributions of the 4RF acquisition of $18.8 million, partially offset by lower mobile operator demand, which decreased $17 million.
Revenue in Africa and the Middle East increased by $0.5 million in fiscal 2025 primarily due to increased demand of managed services and software offerings on a larger install base, which increased 36% and 42%, respectively, partially offset by a 12% decrease in equipment sales.
Revenue in Europe increased by $7.1 million in fiscal 2025 primarily due to increased equipment sales to mobile operators in the region.
Revenue in Latin America and Asia Pacific increased by $17.3 million in fiscal 2025 primarily due to higher demand for Pasolink projects and services increasing 37%, higher demand for software which increased 13%, and contributions from the 4RF acquisition of $5.4 million, partially offset by lower equipment sales to mobile operators.

	Fiscal Year
(In thousands, except percentages)	2025	2024	$ Change	% Change
Product sales	$287,657	$274,205	$13,452	4.9%
Services	146,949	133,878	13,071	9.8%
Total Revenue	$434,606	$408,083	$26,523	6.5%
Revenue from product sales and services increased by 4.9% and 9.8%, respectively in fiscal 2025 primarily due to the same overall factors of revenue growth discussed previously.
Gross Margin

	Fiscal Year
(In thousands, except percentages)	2025	2024	$ Change	% Change
Revenue	$434,606	$408,083	$26,523	6.5%
Cost of revenue	295,170	263,351	31,819	12.1%
Gross margin	$139,436	$144,732	$(5,296)	(3.7)%
% of revenue	32.1%	35.5%
Product margin %	27.7%	37.4%
Service margin %	40.7%	31.6%
Gross margin for fiscal 2025 decreased by $(5.3) million, while gross margin as a percentage of revenue reduced by 3.4 percentage points due to higher volumes on lower margin sales.
Research and Development Expenses

	Fiscal Year
(In thousands, except percentages)	2025	2024	$ Change	% Change
Research and development expenses	$35,768	$36,426	$(658)	(1.8)%
% of revenue	8.2%	8.9%
Research and development expenses decreased by $(0.7) million in fiscal 2025 primarily due to synergies achieved leading to cost optimization from the NEC Transaction.
Selling and Administrative Expenses

	Fiscal Year
(In thousands, except percentages)	2025	2024	$ Change	% Change
Selling and administrative expenses	$89,482	$85,038	$4,444	5.2%
% of revenue	20.6%	20.8%
Selling and administrative expenses increased by $4.4 million in fiscal 2025 primarily due to merger and acquisition expenses and additional costs resulting from the NEC Transaction and 4RF acquisition.
Restructuring Charges

	Fiscal Year
(In thousands, except percentages)	2025	2024	$ Change	% Change
Restructuring charges	$3,611	$3,867	$(256)	(6.6)%
% of revenue	0.8%	0.9%
During fiscal 2025 restructuring charges were $3.6 million, a decrease of $(0.3) million compared to fiscal 2024. Fiscal 2025 restructuring activities were primarily associated with reductions in workforce in certain of the Company’s operations to optimize skill sets and align cost structure. The prior year comparison period includes restructuring charges primarily associated with the NEC Transaction.

The Company’s success in restructuring initiatives has enabled it to restructure specific groups to optimize skill sets and align its organizational structure to execute on strategic deliverables, in addition to aligning cost structure with the core business.
Interest Expense, Net

	Fiscal Year
(In thousands, except percentages)	2025	2024	$ Change	% Change
Interest expense, net	$6,058	$2,337	$3,721	159.2%
Interest expense, net increased by $3.7 million in fiscal 2025 primarily due to interest expense incurred on incremental Term Loan borrowings.
Other Expense, Net

	Fiscal Year
(In thousands, except percentages)	2025	2024	$ Change	% Change
Other expense, net	$941	$158	$783	495.6%
Other expense, net increased by $0.8 million in fiscal 2025 primarily as a result of foreign exchange rate movement.
Income Taxes

	Fiscal Year
(In thousands, except percentages)	2025	2024	$ Change	% Change
Income before income taxes	$3,576	$16,906	$(13,330)	(78.8)%
Provision for income taxes	2,235	6,146	(3,911)	(63.6)%
As % of income before income taxes	62.5%	36.4%
The Company estimates its annual effective tax rate at the end of each reporting period, and records the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances.
Tax expense was $2.2 million in fiscal 2025 and $6.1 million in fiscal 2024. Tax expense in fiscal 2025 was primarily attributable to tax expense for the U.S. entity, profitable foreign subsidiaries, and withholding taxes, partially offset by a Canada valuation allowance release. Tax expense in fiscal 2024 was primarily attributable to tax expense related to U.S. and profitable foreign subsidiaries, partially offset by Canada valuation allowance release.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. We continue to analyze the OBBBA and at this time do not expect a material effect on our consolidated financial statements.
Fiscal 2024 Compared to Fiscal 2023
For a comparison of the results of operations for fiscal 2024 and 2023, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Aviat’s Annual Report on Form 10-K for the fiscal year ended June 28, 2024, filed with the SEC on October 4, 2024.
Liquidity, Capital Resources and Financial Strategies
Sources of Cash
As of June 27, 2025, the Company’s total cash and cash equivalents were $59.7 million. Approximately $22.2 million, or 37% was held in the United States. The remaining balance of $37.5 million, or 63% was held outside the United States. Of the amount of cash and cash equivalents held by the Company’s foreign subsidiaries on June 27, 2025, $37.1 million was held in jurisdictions where its undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to foreign withholding taxes.

Operating Activities
Operating cash flows is presented as net income adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities was $5.7 million for fiscal 2025, compared with $30.5 million in the prior year. The $(24.8) million decrease is primarily attributable to decreased net income prior to non-cash adjustments and overall decreases in the net changes in operating assets and liabilities compared to the prior year. Net changes in operating assets and liabilities resulted in $(16.8) million of cash used in operating activities for fiscal 2025, compared to $(2.5) million in fiscal 2024. The $(14.3) million increase compared to the prior year is primarily attributable to increases in inventory as well as an increase in accounts receivable which is primarily driven by increased sales in the year and timing of receiving payments. These impacts were partially offset by an increase in accounts payable due to purchasing of increased inventory as well as the timing of payments as compared to the prior year.
Investing Activities
Net cash used in investing activities was $28.5 million for fiscal 2025, compared to $35.2 million in the prior year. The $6.7 million decrease is driven by prior year cash paid for the NEC Transaction of $32.2 million compared to current year net cash paid for the 4RF acquisition of $18.2 million. This is partially offset by an increase in purchases of property, plant, and equipment of $10.3 million compared to the prior year.
Financing Activities
Financing cash flows consist primarily of borrowings and repayments under the Company’s Credit Facility and proceeds from the exercise of employee stock options. Net cash provided by financing activities was $18.7 million for fiscal 2025, compared with $48.7 million in the prior year. The $(30.0) million decrease is primarily due to payment of deferred consideration of $18.6 million related to the NEC acquisition and repayment of $50.6 million in the current year on Term Loan borrowings compared to $1.3 million in the prior year. The decrease is partially offset by increased net borrowings of $15.0 million on the Revolver (as defined below) in the current year.
As of June 27, 2025, the Company’s sources of liquidity consisted of $59.7 million in cash and cash equivalents, $51.3 million of available credit under its Credit Facility, and future collections of receivables from customers. The Company regularly requires letters of credit from certain customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce its credit and sovereign risk. Historically, the Company’s primary sources of liquidity have been cash flows from operations and credit facilities.
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
Available Credit Facility, Borrowings and Repayment of Debt
The Company entered into a Secured Credit Facility Agreement (the “Credit Facility”), dated May 9, 2023, amended as of November 22, 2023 and October 18, 2024, with Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender and Wells Fargo Securities LLC, Citigroup Global Markets Inc., and Regions Capital Markets as lenders. The Credit Facility provides for a $75.0 million revolving credit facility (the “Revolver”) and a $75.0 million Term Loan Facility (the “Term Loan”) with a maturity date of October 18, 2029. The $75.0 million Revolver can be borrowed with a $10.0 million sub-limit for letters of credit, and a $10.0 million swingline loan sub-limit. On August 28, 2025, the Company entered into an amendment under the Credit Facility to increase the Term Loan and Revolver commitments by $20 million for each instrument. Refer to Note 7. Credit Facility and Debt and Note 16. Subsequent Events of the Notes for further information.
In November 2023, the Company borrowed $50.0 million against the Term Loan to primarily settle the cash portion of the consideration associated with the NEC Transaction. Refer to Note 12. Acquisitions of the Notes for further information.

As of June 27, 2025, the available credit under the Revolver was $51.3 million, reflecting the available limit of $60.0 million less outstanding letters of credit of $8.7 million. The Company borrowed $95.0 million and repaid $80.0 million against the Revolver in fiscal 2025. The Company borrowed $75.0 million and repaid $50.6 million against the Term Loan in fiscal 2025. As of June 27, 2025, the Company had $73.1 million outstanding under its Term Loan and $15.0 million borrowings under its Revolver.
Outstanding borrowings under the Credit Facility bear interest at either: (a) Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly. As of June 27, 2025, the applicable margin on Adjusted Term SOFR and Base Rate borrowings was 2.8% and 1.8%, respectively. The effective rate of interest on the outstanding Term Loan borrowings as of June 27, 2025, was 6.9%.
The Credit Facility requires the Company and its subsidiaries to maintain a fixed charge coverage ratio to be greater than 1.25 to 1.00 as of the last day of any fiscal quarter of the Company. The Credit Facility also requires that the Company maintain a maximum leverage ratio of 3.00 times Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), with a step-down to 2.75 times EBITDA after four full quarters, and 2.50 times EBITDA after eight full quarters. The Credit Facility contains customary affirmative and negative covenants, including, among others, covenants limiting the ability of the Company and its subsidiaries to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to customary exceptions. As of June 27, 2025, the Company was in compliance with all financial covenants contained in the Credit Facility.
Restructuring Payments
The Company had liabilities for restructuring activities totaling $1.8 million as of June 27, 2025, which was classified as current and are expected to be paid in cash within the next 12 months. The Company expects to fund the future payments with available cash and cash provided by operations. Refer to Note 8. Restructuring Activities of the Notes for further information.
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
The Company enters into foreign exchange forward contracts to mitigate the change in fair value of specific non-functional currency assets and liabilities on the balance sheet. All balance sheet hedges are marked to market through earnings every period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. The Company did not have any foreign exchange forward contracts outstanding as of June 27, 2025, or June 28, 2024.
Net foreign exchange (gains) losses recorded in the consolidated statements of operations during fiscal 2025, 2024 and 2023 were $(0.8) million, $(0.3) million and $1.0 million, respectively.
Certain of the Company’s international business are transacted in non-U.S. dollar (“USD”) currencies. From time to time, the Company utilizes foreign currency hedging instruments to minimize the currency risk of non-USD transactions. The impact of translating the assets and liabilities of foreign operations to USD is included as a component of stockholders’ equity. As of June 27, 2025, and June 28, 2024, the cumulative translation adjustment decreased stockholders’ equity by $18.8 million and $19.3 million, respectively.

Interest Rate Risk
The Company’s exposure to market risk for changes in interest rates relates primarily to its cash equivalents and borrowings under its Credit Facility.
Exposure on Cash Equivalents
The Company had $59.7 million in total cash and cash equivalents as of June 27, 2025. Cash equivalents totaled $6.4 million as of June 27, 2025, and were comprised of money market funds and bank certificates of deposit. Cash equivalents have been recorded at fair value. Fair value is measured using inputs that fall into a three-level hierarchy that prioritizes the inputs used to measure fair value based on observability of such inputs. Refer to Note 6. Fair Value Measurements of Assets and Liabilities of the Notes for further information.
The Company’s cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. The weighted-average days to maturity for cash equivalents held as of June 27, 2025, was approximately 27 days, and these investments had an average yield of approximately 5.0% per annum. A 10% change in interest rates on the Company’s cash equivalents is not expected to have a material impact on its financial position, results of operations, or cash flows.
Exposure on Borrowings
As of June 27, 2025, the Company had $73.1 million outstanding under its Term Loan and $15.0 million outstanding under its Revolver. Refer to Note 7 Credit Facility and Debt of the Notes for further information.
The Company’s borrowings under the current Credit Facility bear interest at either: (a) Adjusted Term SOFR plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly. As of June 27, 2025, the applicable margin on Adjusted Term SOFR and Base Rate borrowings was 2.8% and 1.8%, respectively. The effective rate of interest on the Company’s outstanding Term Loan borrowings as of June 27, 2025, was 6.9%.
A 10% change in interest rates is estimated to have a $0.5 million impact on annual interest expense on the Company’s outstanding long-term debt as of June 27, 2025.
Critical Accounting Estimates
The Company’s consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us.
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
Revenue from services includes certain network planning and design, engineering, installation and commissioning, extended warranty, customer support, consulting, training, and education. Maintenance and support services are generally offered to our customers and recognized over a specified period of time and from sales and subsequent renewals of maintenance and support contracts. The network planning and design, engineering and installation related services noted are recognized based on an over-time recognition model using the cost-input method. Certain judgment is required when estimating total contract costs and progress to completion on the over-time arrangements, as well as whether a loss is expected to be incurred on the contract. The cost estimation process for these contracts is based on the knowledge and experience of the Company’s project managers, engineers, and financial professionals. Changes in job performance and job conditions are factors that influence estimates of the total costs to complete those contracts and the Company’s revenue recognition. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made in a timely manner. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are reflected in income in the period in which the circumstances that gave rise to the revision become known to us. As of June 27, 2025, favorable and unfavorable changes in contract estimates are not considered material for each period presented. We perform ongoing profitability analysis of our service contracts accounted for under this method to determine whether the latest estimates of revenues, costs, and profits require updating. In rare circumstances if these estimates indicate that the contract will be unprofitable, the entire estimated loss for the remainder of the contract is recorded immediately. As of June 27, 2025, contract losses recognized are not considered material during each period presented and there are no material loss contracts for each period presented.

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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Aviat Networks, Inc. and subsidiaries (the "Company") as of June 27, 2025 and June 28, 2024, the related consolidated statements of operations, comprehensive income, cash flows, and equity, for each of the three fiscal years in the period ended June 27, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 27, 2025 and June 28, 2024, and the results of its operations and its cash flows for each of the three fiscal years in the period ended June 27, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 27, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2025, expressed an adverse opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
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

Austin, Texas
September 10, 2025

We have served as the Company's auditor since fiscal year 2023.

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share amounts)	June 27, 2025	June 28, 2024	June 30, 2023
Revenues:
Product sales	$287,657	$274,205	$238,579
Services	146,949	133,878	105,854
Total revenues	434,606	408,083	344,433
Cost of revenues:
Product sales	208,017	171,783	150,637
Services	87,153	91,568	71,414
Total cost of revenues	295,170	263,351	222,051
Gross margin	139,436	144,732	122,382
Operating expenses:
Research and development	35,768	36,426	24,908
Selling and administrative	89,482	85,038	69,842
Restructuring charges	3,611	3,867	3,012
Total operating expenses	128,861	125,331	97,762
Operating income	10,575	19,401	24,620
Interest expense, net	6,058	2,337	532
Other expense, net	941	158	2,774
Income before income taxes	3,576	16,906	21,314
Provision for income taxes	2,235	6,146	11,145
Net income	$1,341	$10,760	$10,169
Net income attributable to Aviat Networks	$1,341	$10,760	$10,169

Net income per share of common stock outstanding:
Basic	$0.11	$0.88	$0.90
Diluted	$0.10	$0.86	$0.86
Weighted average shares outstanding:
Basic	12,681	12,182	11,358
Diluted	12,826	12,456	11,855
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
(In thousands)	June 27, 2025	June 28, 2024	June 30, 2023
Net income	$1,341	$10,760	$10,169
Other comprehensive income (loss):
Net change in cumulative translation adjustment	505	(3,316)	25
Other comprehensive income (loss)	505	(3,316)	25
Comprehensive income	$1,846	$7,444	$10,194
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)	June 27, 2025	June 28, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$59,690	$64,622
Accounts receivable, net	180,321	158,013
Unbilled receivables	105,870	90,525
Inventories	83,979	62,267
Assets held for sale	—	2,720
Other current assets	33,715	27,076
Total current assets	463,575	405,223
Property, plant and equipment, net	17,453	9,480
Goodwill	19,655	8,217
Intangible assets, net	26,897	13,644
Deferred income taxes	88,149	83,112
Right-of-use assets	3,113	3,710
Other assets	14,454	11,837
Total assets	$633,296	$535,223
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$148,093	$92,854
Accrued expenses	38,897	42,148
Operating lease liabilities	1,090	1,006
Advance payments and unearned revenue	73,735	58,839
Other current liabilities	1,757	21,614
Current portion of long-term debt	18,624	2,396
Total current liabilities	282,196	218,857
Long-term debt	68,966	45,954
Unearned revenue	8,063	7,413
Long-term operating lease liabilities	2,241	2,823
Other long-term liabilities	430	394
Reserve for uncertain tax positions	3,242	3,485
Deferred income taxes	4,975	412
Total liabilities	370,113	279,338
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value; 50.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value; 300.0 million shares authorized; 12.7 million and 12.6 million shares issued and outstanding as of June 27, 2025 and June 28, 2024, respectively	127	126
Treasury stock 0.2 million and 0.2 million shares as of June 27, 2025 and June 28, 2024, respectively	(7,076)	(6,479)
Additional paid-in-capital	866,119	860,071
Accumulated deficit	(577,172)	(578,513)
Accumulated other comprehensive loss	(18,815)	(19,320)
Total stockholders’ equity	263,183	255,885
Total liabilities and stockholders’ equity	$633,296	$535,223
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(In thousands)	June 27, 2025	June 28, 2024	June 30, 2023
Operating Activities
Net income	$1,341	$10,760	$10,169
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	5,338	3,991	5,475
Amortization of intangible assets	2,707	1,002	704
Provision for uncollectible receivables	1,729	1,300	467
Share-based compensation	7,067	7,341	6,720
Deferred taxes	182	3,625	9,012
Inventory write-downs	2,430	3,952	2,138
Non-cash lease expense	1,518	948	639
Net (gain) loss on marketable securities	(103)	41	1,734
Other non-cash operating activities, net	355	128	67
Changes in operating assets and liabilities:
Accounts receivable	(28,968)	(9,266)	(24,754)
Unbilled receivables	(15,277)	(34,856)	(12,398)
Inventories	(24,363)	1,589	(4,892)
Accounts payable	49,931	16,551	16,040
Accrued expenses	(7,328)	15,094	(4,306)
Advance payments and unearned revenue	15,646	11,814	6,254
Income taxes payable	2,164	1,445	710
Other assets and liabilities	(8,648)	(4,919)	(15,423)
Net cash provided by (used in) operating activities	5,721	30,540	(1,644)
Investing Activities
Purchases of property, plant and equipment	(12,970)	(2,675)	(5,335)
Purchases of marketable securities	—	(925)	—
Proceeds from sale of marketable securities	—	538	9,157
Proceeds from sale of assets held for sale	2,589	—	—
Acquisitions, net of cash acquired	(18,150)	(32,161)	(15,769)
Net cash used in investing activities	(28,531)	(35,223)	(11,947)
Financing Activities
Proceeds from revolver	95,000	33,200	102,200
Repayments of revolver	(80,000)	(33,200)	(102,200)
Proceeds from term loan	75,000	50,000	—
Repayments of term loan	(50,625)	(1,250)	—
Payments of deferred financing costs	(529)	(79)	(753)
Payments of deferred consideration for acquisitions	(18,552)	—	—
Payments for repurchase of common stock — treasury shares	(597)	(332)	—
Payments for taxes related to net settlement of equity awards	(1,245)	(696)	(1,198)
Proceeds from issuance of common stock under employee stock plans	228	1,058	1,270

Net cash provided by (used in) financing activities	18,680	48,701	(681)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,209	(1,605)	(311)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,921)	42,413	(14,583)
Cash, cash equivalents, and restricted cash, beginning of year	64,934	22,521	37,104
Cash, cash equivalents, and restricted cash, end of year	$62,013	$64,934	$22,521

	Fiscal Year Ended
(In thousands)	June 27, 2025	June 28, 2024	June 30, 2023
Non-cash investing and financing activities:
Unpaid property, plant and equipment	$3,686	$3,574	$168
Common stock issued in connection with acquisition	—	22,331	—
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,681	$2,517	$880
Cash paid for income taxes, net	1,722	808	1,613
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	Shares	$ Amount
Balance as of July 1, 2022	11,161	$112	195	$(6,147)	$823,259	$(599,442)	$(16,029)	$201,753
Net income	—	—	—	—	—	10,169	—	10,169
Other comprehensive income	—	—	—	—	—	—	25	25
Issuance of common stock under employee stock plans	396	3	—	—	1,267	—	—	1,270
Shares withheld for taxes related to vesting of equity awards	(39)	—	—	—	(1,198)	—	—	(1,198)
Stock repurchase	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	6,720	—	—	6,720
Balance as of June 30, 2023	11,518	$115	195	$(6,147)	$830,048	$(589,273)	$(16,004)	$218,739
Net income	—	—	—	—	—	10,760	—	10,760
Other comprehensive loss	—	—	—	—	—	—	(3,316)	(3,316)
Issuance of common stock under employee stock plans	400	4	—	—	1,054	—	—	1,058
Shares withheld for taxes related to vesting of equity awards	(22)	—	—	—	(696)	—	—	(696)
Stock repurchase	(11)	—	11	(332)	—	—	—	(332)
Share-based compensation	—	—	—	—	7,341	—	—	7,341
Common stock issued in connection with acquisition	737	7	—	—	22,324	—	—	22,331
Balance as of June 28, 2024	12,622	$126	206	$(6,479)	$860,071	$(578,513)	$(19,320)	$255,885
Net income	—	—	—	—	—	1,341	—	1,341
Other comprehensive income	—	—	—	—	—	—	505	505
Issuance of common stock under employee stock plans	208	2	—	—	226	—	—	228
Shares withheld for taxes related to vesting of equity awards	(50)	—	—	—	(1,245)	—	—	(1,245)
Stock repurchase	(40)	(1)	40	(597)	—	—	—	(598)
Share-based compensation	—	—	—	—	7,067	—	—	7,067
Balance as of June 27, 2025	12,740	$127	246	$(7,076)	$866,119	$(577,172)	$(18,815)	$263,183
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
Aviat’s fiscal year includes 52 or 53 weeks and ends on the Friday nearest to June 30. This was June 27, 2025, for fiscal 2025, June 28, 2024, for fiscal 2024 and June 30, 2023, for fiscal 2023. Fiscal 2025, 2024 and 2023 includes 52 weeks. In the notes to consolidated financial statements, we refer to our fiscal years as “fiscal 2025”, “fiscal 2024” and “fiscal 2023.”
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
During fiscal 2025, 2024 and 2023, no customer accounted for more than 10% of total revenue. As of June 27, 2025, and June 28, 2024, no customer accounted for more than 10% of accounts receivable.
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
Inventories are valued at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Cost is determined using standard cost, which approximates actual cost on a weighted-average first-in-first-out basis, or in certain circumstances actual cost. The Company regularly reviews inventory quantities on hand and records adjustments to reduce the cost of inventory for excess and obsolete inventory based primarily on estimated forecast of product demand and production requirements. Inventory adjustments are measured as the difference between the cost of the inventory and net realizable value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

The Company tests goodwill for impairment on an annual basis on the first day of its fourth fiscal quarter. The Company has one reporting unit. A qualitative assessment was performed for fiscal 2025. This assessment considered changes in the Company’s projected future cash flows and discount rates, recent market transactions and overall macroeconomic conditions. Based on this assessment, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was higher than its carrying value and that the performance of a quantitative impairment test was not required. Refer to Note 10. Segment and Geographic Information, Note 12. Acquisitions, and Note 14. Goodwill and Intangible Assets for further information.
Valuation of Long-Lived Assets
The Company periodically reviews the carrying value of its long-lived assets, including finite-lived intangibles, and property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the assigned useful lives may no longer be appropriate. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. If impairment exists, the impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. The Company’s estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The actual cash flows realized from these assets may vary significantly from estimates. There were no impairment losses recorded for fiscal 2025, 2024 and 2023.
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
Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheets. Lease expense for these leases is recognized on a straight-line basis over the lease term. Refer to Note 4. Leases for further information.

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
Gains and losses resulting from foreign exchange transactions and re-measurement of monetary assets and liabilities in non-functional currencies are included in other expense (income), net in the accompanying consolidated statements of operations, based on the nature of the transactions. Net foreign exchange (gains) losses recorded in the consolidated statements of operations during fiscal 2025, 2024 and 2023 were $(0.8) million, $(0.3) million and $1.0 million, respectively.
Retirement Benefits
The Company provides retirement benefits to substantially all employees primarily through its defined contribution retirement plans. These plans have matching and savings elements. Contributions by the Company to these retirement plans are based on profits and employees’ savings with no other funding requirements. Contributions to retirement plans are expensed as incurred. Retirement plan expense incurred in fiscal 2025, 2024 and 2023 was $3.3 million, $2.8 million, and $2.1 million, respectively. Retirement plan expenses are included in cost of revenues, research and development, and selling and administrative expenses on the consolidated statements of operations.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were not material during fiscal 2025, 2024 and 2023.
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
The estimated grant date fair value of share-based awards is amortized over the requisite service period or vesting term. For non-qualified stock options, the Black-Scholes option pricing model is used to estimate the fair value as of the grant date. The determination of the fair value of stock option awards is affected by the Company’s stock price and assumptions regarding a number of variables. These variables include the Company’s expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividend yield. Due to the inherent limitations of option valuation models, including consideration of future events that are unpredictable and the estimation process utilized in determining the valuation of the share-based awards, the ultimate value realized by the Company’s employees may vary significantly from the amounts expensed in its financial statements. For restricted stock awards and units and performance share awards and units with performance conditions, the market price of the Company’s common stock on the date of the grant is used to estimate the fair value. For performance share awards and units with market conditions, the fair value is estimated using a Monte-Carlo simulation model as of the grant date. The Company recognizes forfeitures of share-based awards as they occur.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly presented to the chief operating decision maker. The disclosures required under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for the Company’s annual reporting beginning in fiscal 2025 and for interim periods beginning in fiscal 2026. The Company adopted ASU 2023-07 for the year ended June 27, 2025. The adoption of this standard does not have a material impact on the Company’s consolidated financial statements.
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
The following table presents the computation of basic and diluted net income per share:

	Fiscal Year
(In thousands, except per share amounts)	2025	2024	2023
Numerator:
Net income	$1,341	$10,760	$10,169

Denominator:
Weighted average shares outstanding, basic	12,681	12,182	11,358
Effect of potentially dilutive equivalent shares	145	274	497
Weighted average shares outstanding, diluted	12,826	12,456	11,855

Net income per share:
Basic	$0.11	$0.88	$0.90
Diluted	$0.10	$0.86	$0.86
The following table summarizes the weighted-average equity awards that were excluded from the diluted net income per share calculations since they were anti-dilutive:

	Fiscal Year
(In thousands)	2025	2024	2023
Stock options	314	319	194
Restricted stock units and performance stock units	135	23	21
Total shares of common stock excluded	449	342	215
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
We elected the practical expedient to expense sales commissions as incurred when the amortization period of the related asset is one year or less. These costs are recorded as selling and administrative expense and included in the consolidated balance sheet as accrued expenses until paid. Amortization expense was not material for fiscal 2025, 2024 and 2023.
Contract Balances, Performance Obligations, and Backlog
The following table provides information about receivables and liabilities from contracts with customers:

(In thousands)	June 27, 2025	June 28, 2024
Contract Assets
Accounts receivable, net	$180,321	$158,013
Unbilled receivables	105,870	90,525
Capitalized commissions	3,921	3,269
Contract Liabilities
Advance payments and unearned revenue	$73,735	$58,839
Unearned revenue, long-term	8,063	7,413
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
As of June 27, 2025, the Company reported $81.8 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 90% is expected to be recognized as revenue in the next twelve months and the remainder thereafter. Approximately $49.3 million and $34.1 million respectively, of revenue was recognized during fiscal 2025 and 2024 that was included in advance payments and unearned revenue at the beginning of each reporting period.
Remaining Performance Obligations
We elect the practical consideration to exclude performance obligations that relate to contracts with original expected durations of one year or less. As our product purchase orders are generally delivered within one year or less and our maintenance and support service contracts can be terminated without substantive termination penalties resulting in contracts with less than one year of duration, these performance obligations have been excluded from the remaining performance obligation amounts. The aggregate amount of transaction price allocated to the remaining unsatisfied performance obligations (or partially unsatisfied) was approximately $153.5 million at June 27, 2025, relating to our long-term field service projects. Of this amount, we expect to recognize approximately 50% as revenue during fiscal 2026, with the remaining amount to be recognized as revenue beyond 12 months.

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
Supplemental lease information is as follows:

	Fiscal
(In thousands)	2025	2024
Operating lease cost	$1,790	$1,114
Short-term lease cost	5,801	3,065
Variable lease cost	83	249
Total lease cost	$7,674	$4,428

	Fiscal
(In thousands, except for weighted-average)	2025	2024
Weighted-average remaining lease term	4.8 years	5.7 years
Weighted-average discount rate	5.0%	5.2%
Right-of-use assets obtained in exchange for operating lease liabilities	$726	$2,105
Cash paid for operating lease liabilities	$1,731	$1,044

As of June 27, 2025, future minimum lease payments under all non-cancelable operating leases with an initial term greater than one year are as follows (in thousands):

2026	$1,385
2027	646
2028	543
2029	308
2030	190
Thereafter	838
Total lease payments	3,910
Less: interest	(579)
Present value of lease liabilities	$3,331
Note 5. Balance Sheet Components
Cash, cash equivalents, and restricted cash
The following table provides a summary of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that reconciles to the corresponding amount in the consolidated statements of cash flows:

(In thousands)	June 27, 2025	June 28, 2024
Cash and cash equivalents	$59,690	$64,622
Restricted cash included in long-term other assets	2,323	312
Total cash, cash equivalents, and restricted cash	$62,013	$64,934
Accounts receivable, net

(In thousands)	June 27, 2025	June 28, 2024
Accounts receivable	$183,904	$159,867
Less: allowances for credit losses	(3,583)	(1,854)
Total accounts receivable, net	$180,321	$158,013
Changes to the Company’s allowance for expected credit losses was as follows:

	Fiscal Year
(In thousands)	2025	2024	2023
Balance, beginning of period	$1,854	$719	$934
Charges to (credits from) cost and expense	1,729	1,300	467
Write-offs	—	(165)	(682)
Balance, end of period	$3,583	$1,854	$719

Inventories

(In thousands)	June 27, 2025	June 28, 2024
Finished products	$55,972	$44,890
Raw materials and supplies	26,273	15,433
Customer service inventories	1,734	1,944
Total inventories	$83,979	$62,267
Consigned inventories included within raw materials	$21,047	$11,456
The Company records charges to adjust inventories due to excess and obsolete inventory resulting from lower sales forecasts, product transitioning or discontinuance. The charges incurred during fiscal 2025, 2024 and 2023 were classified in cost of product sales as follows:

	Fiscal Year
(In thousands)	2025	2024	2023
Excess and obsolete inventory charges	$1,515	$3,042	$1,109
Customer service inventory write-downs	915	910	1,029
Total charges	$2,430	$3,952	$2,138
Other current assets

(In thousands)	June 27, 2025	June 28, 2024
Prepaids and other current assets	$14,423	$13,559
Taxes	10,128	8,623
Contract manufacturing assets	9,164	4,894
Total other current assets	$33,715	$27,076
Assets held for sale
During fiscal 2024, management initiated the sale of the Company’s property located in New Zealand. The Company completed the sale of the property in August 2024.
Property, plant and equipment, net

(In thousands)	June 27, 2025	June 28, 2024
Buildings and leasehold improvements	$2,086	$1,302
Software and equipment	77,566	69,898
Total property, plant and equipment, gross	79,652	71,200
Less accumulated depreciation	(62,199)	(61,720)
Total property, plant and equipment, net	$17,453	$9,480
Included in the total plant, property and equipment above were $10.3 million and $4.1 million of assets in progress which have not been placed in service as of June 27, 2025, and June 28, 2024, respectively.
Depreciation expense related to property, plant and equipment was $5.3 million, $4.0 million and $5.5 million in fiscal 2025, 2024 and 2023, respectively.

Accrued expenses

(In thousands)	June 27, 2025	June 28, 2024
Project costs	$4,573	$14,305
Compensation and benefits	9,929	9,689
Taxes	12,467	8,827
Warranties	3,352	2,996
Commissions	1,311	1,538
Professional fees	1,412	1,286
Other	5,853	3,507
Total accrued expenses	$38,897	$42,148
The Company accrues for the estimated cost to repair or replace products under warranty. Changes in the accrued warranty liability were as follows:

	Fiscal Year
(In thousands)	2025	2024	2023
Balance, beginning of period	$2,996	$2,100	$2,913
Warranty provision	2,135	2,254	768
Acquisition	366	446	55
Consumption	(2,145)	(1,804)	(1,636)
Balance, end of period	$3,352	$2,996	$2,100
Advance payments and unearned revenue

(In thousands)	June 27, 2025	June 28, 2024
Advance payments	$11,812	$8,517
Unearned revenue	61,923	50,322
Total advanced payments and unearned revenue	$73,735	$58,839
Excluded from the balances above are $8.1 million and $7.4 million in long-term unearned revenue as of June 27, 2025, and June 28, 2024, respectively.
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

The estimated fair values and valuation input levels of financial assets and liabilities that are measured at fair value on a recurring basis as of June 27, 2025, and June 28, 2024, were as follows:

	Fair Value
(In thousands)	June 27, 2025	June 28, 2024	Valuation Inputs
Assets:
Cash and cash equivalents:
Money market funds	$2,782	$6,602	Level 1
Bank certificates of deposit	3,660	3,706	Level 2
Items are classified within Level 1 if quoted prices are available in active markets. The Company’s Level 1 items are primarily money market funds. As of June 27, 2025, and June 28, 2024, the money market funds were valued at $1.00 net asset value per share.
Items are classified within Level 2 if the observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources are available with reasonable levels of price transparency. The Company’s bank certificates of deposit are classified as Level 2. The carrying value of bank certificates of deposit approximates their fair value. The Company did not have any recurring assets or liabilities that were valued using significant unobservable inputs.
Note 7. Credit Facility and Debt
The Company entered into a Secured Credit Facility Agreement (the “Credit Facility”), dated May 9, 2023, amended as of November 22, 2023 and October 18, 2024, with Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender and Wells Fargo Securities LLC, Citigroup Global Markets Inc., and Regions Capital Markets as lenders. The Credit Facility provides for a $75.0 million revolving credit facility (the “Revolver”) and a $75.0 million Term Loan Facility (the “Term Loan”) with a maturity date of October 18, 2029. The $75.0 million Revolver can be borrowed with a $10.0 million sub-limit for letters of credit, and a $10.0 million swingline loan sub-limit. On August 28, 2025, the Company entered into an amendment under the Credit Facility to increase the Term Loan and Revolver commitments by $20 million for each instrument. Refer to Note 16. Subsequent Events for further information.
In November 2023, the Company borrowed $50.0 million against the Term Loan to primarily settle the cash portion of the consideration associated with the NEC Transaction. Refer to Note 12. Acquisitions for further information.
As of June 27, 2025, the available credit under the Revolver was $51.3 million, reflecting the available limit of $60.0 million less outstanding letters of credit of $8.7 million. The Company borrowed $95.0 million and repaid $80.0 million against the Revolver in fiscal 2025. The Company borrowed $75.0 million and repaid $50.6 million against the Term Loan in fiscal 2025. As of June 27, 2025, the Company had $73.1 million outstanding under its Term Loan and $15.0 million borrowings under its Revolver.
The following summarizes the Company’s outstanding long-term debt as of June 27, 2025:

(In thousands)
Term loan	$73,125
Revolver	15,000
Less: unamortized deferred financing costs	(535)
Total debt	87,590
Less: current portion of long-term debt	(18,624)
Total long-term debt	$68,966
Outstanding borrowings under the Credit Facility bear interest at either: (a) Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly. As of June 27, 2025, the applicable margin on Adjusted Term SOFR and Base Rate borrowings was 2.75% and 1.75%, respectively. The effective rate of interest on the outstanding Term Loan borrowings as of June 27, 2025, was 6.9%.

The Credit Facility requires the Company and its subsidiaries to maintain a fixed charge coverage ratio to be greater than 1.25 to 1.00 as of the last day of any fiscal quarter of the Company. The Credit Facility also requires that the Company maintain a maximum leverage ratio of 3.00 times EBITDA, with a step-down to 2.75 times EBITDA after four full quarters, and 2.50 times EBITDA after eight full quarters. The Credit Facility contains customary affirmative and negative covenants, including, among others, covenants limiting the ability of the Company and its subsidiaries to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to customary exceptions. As of June 27, 2025, the Company was in compliance with all financial covenants contained in the Credit Facility.
As of June 27, 2025, scheduled maturities of outstanding long-term debt are as follows:

(In thousands)
2026	$3,750
2027	5,625
2028	3,750
2029	—
2030	$60,000
Total	$73,125
Note 8. Restructuring Activities
The following table summarizes restructuring related activities during fiscal 2025, 2024 and 2023:

(In thousands)	Employee Severance and Benefits
Balance as of July 1, 2022	$1,381
Charges, net	2,947
Cash payments	(3,728)
Balance as of June 30, 2023	600
Charges, net	3,901
Cash payments	(2,783)
Balance as of June 28, 2024	1,718
Charges, net	3,611
Cash payments	(3,572)
Balance as of June 27, 2025	$1,757
As of June 27, 2025, the accrued restructuring balance of $1.8 million was included in other current liabilities on the consolidated balance sheets. Included in the above were positions identified for termination that have not been executed from a restructuring perspective. The other activities primarily represent the impact of foreign currency movement.

Fiscal 2025 Plans
During fiscal 2025, the Company’s Board of Directors approved restructuring plans, primarily associated with reductions in workforce in certain of the Company’s operations to optimize skill sets and align cost structure and reductions associated with the NEC Transaction and 4RF acquisition. The fiscal 2025 plans are expected to be completed through the end of fiscal 2026.
Prior Fiscal Years’ Plans
Activities under the prior fiscal years’ plans primarily included reductions in workforce across the Company associated with the NEC Transaction and reductions in workforce in certain of the Company’s operations to optimize skill sets and align cost structure. Payments related to the accrued restructuring balance for the prior fiscal years’ plans are complete.

Note 9. Stockholders’ Equity
Stock Repurchase Program
In November 2021, the Company’s Board of Directors authorized a stock repurchase program to purchase up to $10.0 million of the Company’s common stock. As of June 27, 2025, $6.3 million remained available for repurchase under the November 2021 stock repurchase program. Repurchased shares are recorded as treasury stock and are not formally retired.
The following table summarizes the Company’s repurchases of its common stock in fiscal 2025, 2024 and 2023:

	Shares Purchased	Average Price Paid Per Share	Aggregate Purchase Amount
			(In thousands)
Fiscal 2025	39,800	$15.46	$598
Fiscal 2024	11,208	$29.59	$332
Fiscal 2023	—	$—	$—
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
New shares of the Company’s common stock are issued to employees upon the exercise of options, vesting of restricted stock, or vesting of performance shares. All awards that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares and made available for future grants under the 2018 Plan. As of June 27, 2025, 414,366 shares remain available for grant under the 2018 Plan.
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
Share-Based Compensation
The following table presents the compensation expense for share-based awards included in the consolidated statements of operations for fiscal 2025, 2024 and 2023:

	Fiscal Year
(In thousands)	2025	2024	2023
By Expense Category:
Cost of product sales and services	$233	$406	$627
Research and development	534	593	514
Selling and administrative	6,300	6,342	5,579
Total share-based compensation expense	$7,067	$7,341	$6,720
By Type of Award:
Options	$1,046	$1,549	$1,394
Restricted stock	4,636	3,941	3,565
Performance shares	1,385	1,851	1,761
Total share-based compensation expense	$7,067	$7,341	$6,720
The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted-average basis, by type of award:

	June 27, 2025
	Unamortized Expense	Remaining Recognition Period
	(In thousands)	(Years)
Options	$786	0.92
Restricted stock	4,990	1.59
Performance shares	2,033	1.74
Total	$7,809
Options
A summary of the option activity during fiscal 2025 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding as of June 28, 2024	437	$27.51	4.64	$1,949
Exercised	(22)	$10.27
Forfeited	(23)	$33.30
Expired	(24)	$33.27
Options outstanding as of June 27, 2025	368	$27.81	3.37	$1,135
Options vested and expected to vest as of June 27, 2025	368	$27.81	3.37	$1,135
Options exercisable as of June 27, 2025	267	$25.76	2.88	$1,135
The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of the Company’s common stock on June 27, 2025 of $23.94, and the exercise price for in-the-money options that would have been received by the optionees if all options had been exercised on June 27, 2025.

Additional information related to stock options is summarized below:

	Fiscal Year
(In thousands)	2025	2024	2023
Intrinsic value of options exercised	$235	$2,057	$3,725
Fair value of options vested	$228	$1,190	$1,142
The fair value of each option grant was estimated using the Black-Scholes option pricing model on the date of grant for option grants during fiscal 2024 and 2023. No option grants were issued during fiscal 2025. A summary of the weighted-average significant assumptions used in the Black-Scholes valuation model is as follows:

	Fiscal Year
	2024	2023
Dividend yield	—%	—%
Expected volatility	60.8%	62.9%
Risk-free interest rate	4.7%	3.5%
Expected term (in years)	3.6	3.0
The following summarizes options outstanding and exercisable as of June 27, 2025:

			Options Outstanding			Options Exercisable
Actual Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
			(In thousands)	(Years)		(In thousands)
$7.23	—	$35.97	368	3.37	$27.81	267	$25.76
Restricted Stock
A summary of the restricted stock activity during fiscal 2025 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Restricted stock outstanding as of June 28, 2024	224	$32.16
Granted	285	$20.65
Vested and released	(133)	$31.97
Forfeited	(53)	$25.87
Restricted stock outstanding as of June 27, 2025	323	$23.11
The fair value of each restricted stock grant is based on the closing price of the Company’s common stock on the date of grant. The total grant date fair value of restricted stock that vested during fiscal 2025, 2024 and 2023 was $4.2 million, $4.1 million and $3.4 million, respectively.

Performance Shares
A summary of the performance shares activity during fiscal 2025 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Performance shares outstanding as of June 28, 2024	139	$38.10
Granted	181	$24.18
Vested and released	(53)	$36.80
Forfeited	(38)	$30.97
Performance shares outstanding as of June 27, 2025	229	$28.57
The fair value of performance shares with market condition terms was estimated using the Monte-Carlo simulation model. A summary of the significant assumptions is as follows:

	Fiscal Year
	2025	2024	2023
Dividend yield	—%	—%	—%
Expected volatility	44.5%	57.7%	63.7%
Risk-free interest rate	3.8%	4.7%	3.5%
Expected term (in years)	2.7	2.9	2.8
The total grant date fair value of performance shares that vested during fiscal 2025, 2024 and 2023 was $1.9 million, $1.8 million and $1.0 million, respectively.
Note 10. Segment and Geographic Information
Aviat operates in one reportable business segment: the design, manufacturing and sale of a range of wireless networking and access networking products, solutions and services. Aviat conducts business globally and its sales and support activities are managed on a geographic basis. The Company’s Chief Executive Officer (“CEO”) is the Chief Operating Decision Maker (the “CODM”). The CODM manages the business primarily by function globally and reviews financial information on a consolidated basis, accompanied by disaggregated information about revenues by geographic region, for purposes of allocating resources and evaluating financial performance. The profitability of geographic regions is not a determining factor in allocating resources and the CODM does not evaluate profitability below the level of the consolidated company. Significant segment expenses are presented in Aviat’s consolidated statement of operations.
The Company reports revenue by region and country based on the location where customers accept delivery of products and services. Revenue by region for fiscal 2025, 2024 and 2023 were as follows:

	Fiscal Year
(In thousands)	2025	2024	2023
North America	$207,606	$206,073	$200,678
Africa and Middle East	49,428	48,884	59,674
Europe	31,713	24,608	18,772
Latin America and Asia Pacific	145,859	128,518	65,309
Total Revenue	$434,606	$408,083	$344,433

Revenue by country comprising more than 10% of total revenue for fiscal 2025, 2024 and 2023 was as follows:

(In thousands, except percentages)	Revenue	% of Total Revenue
Fiscal 2025
United States	$191,507	44.1%
Fiscal 2024
United States	$197,052	48.3%
Fiscal 2023
United States	$197,018	57.2%
Long-lived assets, consisting primarily of net property, plant and equipment and operating lease right-of-use assets, by geographic areas based on physical location as of June 27, 2025, and June 28, 2024, were as follows:

(In thousands)	June 27, 2025	June 28, 2024
United States	$6,074	$8,330
Canada	738	1,039
New Zealand	1,598	467
Slovenia	7,760	844
Other countries	4,396	2,510
Total	$20,566	$13,190
Note 11. Income Taxes
Income before provision for income taxes during fiscal 2025, 2024 and 2023 consisted of the following:

	Fiscal Year
(In thousands)	2025	2024	2023
United States	$1,981	$16,741	$19,113
Foreign	1,595	165	2,201
Total income before income taxes	$3,576	$16,906	$21,314
Provision for (benefit from) income taxes for fiscal 2025, 2024 and 2023 were summarized as follows:

	Fiscal Year
(In thousands)	2025	2024	2023
Current:
Federal	$150	$54	$—
Foreign	1,712	2,128	1,493
State and local	716	339	637
	2,578	2,521	2,130
Deferred:
Federal	1,143	4,613	8,450
Foreign	(1,261)	(2,035)	(522)
State and local	(225)	1,047	1,087
	(343)	3,625	9,015
Total provision for income taxes	$2,235	$6,146	$11,145

The provision for income taxes differed from the amount computed by applying the federal statutory rate of 21% to the Company’s income before provision for income taxes as follows:

	Fiscal Year
(In thousands)	2025	2024	2023
Tax provision at statutory rate	$751	$3,550	$4,476
Valuation allowances	(1,949)	(2,354)	302
Permanent differences	66	(20)	19
Foreign income inclusions	63	654	319
Effect of flow-through entities	157	(29)	409
Transaction costs	—	1,092	746
State and local taxes, net of U.S. federal tax benefit	341	877	980
Foreign income taxed at rates different than the U.S. statutory rate	805	411	233
Executive compensation limitation	343	729	663
Share-based compensation	583	(339)	(728)
Tax credit - generated and expired	(88)	(125)	(140)
Foreign withholding taxes	698	698	88
Change in uncertain tax positions	(77)	869	406
Return-to-provision/Deferred true-up adjustments	599	119	359
Acquisition restructuring and integration	—	—	3,022
Other	(57)	14	(9)
Total provision for income taxes	$2,235	$6,146	$11,145
The Company’s provision for income taxes was $2.2 million for fiscal 2025, $6.1 million for fiscal 2024 and $11.1 million for fiscal 2023. The Company’s tax expense for fiscal 2025 was primarily due to tax expense related to U.S. and profitable foreign subsidiaries, partially offset by Canada valuation allowance release. The Company’s tax expense for fiscal 2024 was primarily due to tax expense related to U.S. and profitable foreign subsidiaries, partially offset by Canada valuation allowance release. The Company’s tax expense for fiscal 2023 was primarily due to tax expense related to U.S. and profitable foreign subsidiaries, including deferred tax expense associated with the acquisition of Redline (as defined below) in July 2022 and the subsequent restructuring and integration impact. Refer to Note 12. Acquisitions for further information.

The components of deferred tax assets and liabilities were as follows:

(In thousands)	June 27, 2025	June 28, 2024
Deferred tax assets:
Inventory	$5,004	$5,044
Accruals and reserves	2,652	2,189
Bad debts	533	376
Amortization	—	628
Share-based compensation	714	719
Deferred revenue	6,223	3,358
Unrealized exchange gain/loss	1,700	2,662
Other	692	784
Capitalized research expenses	5,543	4,830
Tax credit carryforwards	4,298	4,699
Tax loss carryforwards	95,031	93,516
Total deferred tax assets before valuation allowance	122,390	118,805
Valuation allowance	(32,531)	(34,543)
Total deferred tax assets	89,859	84,262
Deferred tax liabilities:
Branch undistributed earnings reserve	35	40
Depreciation	110	60
Amortization	4,938	—
Right of use assets	352	401
Other	1,250	1,061
Total deferred tax liabilities	6,685	1,562
Net deferred tax assets	$83,174	$82,700

As reported on the consolidated balance sheets
Deferred income tax assets	$88,149	$83,112
Deferred income tax liabilities	4,975	412
Total net deferred income tax assets	$83,174	$82,700
The Company’s valuation allowance related to deferred income taxes, as reflected on the consolidated balance sheets, was $32.5 million as of June 27, 2025 and $34.5 million as of June 28, 2024. The change in valuation allowance for the fiscal years ended June 27, 2025, and June 28, 2024, was a decrease of $2.0 million and a decrease of $2.6 million, respectively.
The decrease in the valuation allowance in fiscal 2025 was primarily due to the release of certain foreign valuation allowances. Similarly the decrease in the valuation allowance in fiscal 2024 was primarily due to the release of certain foreign valuation allowances. As of June 27, 2025, the Company maintains a valuation allowance of $1.0 million on certain U.S. federal and state deferred tax assets that the Company believes is not more likely than not to be realized in future periods.
Tax loss and credit carryforwards as of June 27, 2025, have expiration dates ranging between one year and no expiration in certain instances. The amounts of U.S. federal tax loss carryforwards as of June 27, 2025, was $256.7 million and begin to expire in fiscal 2028. The amount of U.S. federal and state tax credit carryforwards as of June 27, 2025, was $5.5 million, and certain credits begin to expire in fiscal 2026. The amount of foreign tax loss carryforwards as of June 27, 2025, was $205.0 million and certain losses begin to expire in fiscal 2026. The amount of foreign tax credit carryforwards as of June 27, 2025, was $3.1 million, and certain credits will begin to expire in fiscal 2026.
The Company uses the flow-through method to account for investment tax credits generated on eligible scientific research and development expenditures. Under this method, the investment tax credits are recognized as a benefit to income tax in the year they are generated.

United States income taxes have not been provided on basis differences in foreign subsidiaries of $25.5 million as of June 27, 2025, because of the Company’s intention to reinvest these earnings indefinitely. Additionally, no foreign withholding taxes, federal or state taxes have been provided if these unremitted earnings of the Company’s foreign subsidiaries were distributed, as such amounts are considered permanently reinvested. It is not practicable to estimate the additional income taxes, including applicable foreign withholding taxes, that would be due upon the repatriation of these earnings.
The Company’s unrecognized tax benefit activity for fiscal 2025, 2024 and 2023 was as follows:

(In thousands)
Unrecognized tax benefit as of July 1, 2022	$17,707
Additions for tax positions in prior periods	19
Additions for tax positions in current periods	770
Decreases for tax positions in prior periods	—
Decreases related to expiration of the statute of limitations	(457)
Decreases related to change of foreign exchange rate	(1,953)
Unrecognized tax benefit as of June 30, 2023	16,086
Additions for tax positions in prior periods	—
Additions for tax positions in current periods	971
Decreases for tax positions in prior periods	—
Decrease related to expiration of the statute of limitations	(102)
Decreases related to change of foreign exchange rate	(880)
Unrecognized tax benefit as of June 28, 2024	16,075
Additions for tax positions in prior periods	95
Additions for tax positions in current periods	723
Decreases for tax positions in prior periods	—
Decreases related to settlements with tax authorities	(186)
Decrease related to expiration of the statute of limitations	(819)
Increases related to change of foreign exchange rate	89
Unrecognized tax benefit as of June 27, 2025	$15,977
As of June 27, 2025, the Company had unrecognized tax benefits of $16.0 million for various federal, foreign, and state income tax matters, compared to $16.1 million as of June 28, 2024. The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $7.5 million as of June 27, 2025. These unrecognized tax benefits are presented on the accompanying consolidated balance sheets net of the tax effects of net operating loss carryforwards.
The Company accounts for interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. The interest accrued was $0.5 million as of June 27, 2025. An immaterial amount of penalties have been accrued as of June 27, 2025.
We file income tax returns in the U.S., Singapore, and various state and foreign jurisdictions. We are currently under examination in Singapore for fiscal years 2015-2021 and in various other foreign jurisdictions. We remain subject to potential audits in the U.S. for fiscal years after 2021, and in Singapore for fiscal years after 2014. Additionally, all net operating losses and tax credits generated to date in these two jurisdictions are subject to adjustment.
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

Note 12. Acquisitions

4RF Limited
On July 2, 2024, the Company acquired 4RF Limited (“4RF”), a New Zealand company, Aviat purchased all of the issued and outstanding shares of 4RF in an all-cash transaction for $18.2 million, net of $1.2 million cash acquired. 4RF is a leading provider of industrial wireless access solutions, including narrowband point-to-point/multi-point radios and Private LTE and 5G routers. The acquisition of 4RF allows Aviat to expand its product offering for the global industrial wireless access markets including Private LTE/5G.
The 4RF acquisition was accounted for as a business combination using the acquisition method of accounting. During the fourth quarter of fiscal 2025, the Company finalized purchase accounting adjustments for the valuation of intangible and tangible assets acquired. The fair value of the acquired intangible assets are based on estimates and assumptions that are considered reasonable to the Company.
A summary of the finalized purchase price allocation is as follows:

	Fair Value	Useful Life in Years
	(In thousands)
Cash and cash equivalents	$1,215
Accounts receivable, net	2,575
Inventories	5,123
Property, plant and equipment, net	235
Identifiable finite-lived intangible assets:
Customer relationships	7,100	10
Technology	1,800	7
Trade names	300	3
Other assets	4,647
Accounts payable	(5,104)
Advance payments and unearned revenue	(323)
Other liabilities	(2,202)
Goodwill	3,999
Net assets acquired	$19,365
The final purchase price allocation was updated during the fourth quarter of fiscal 2025 for certain measurement period adjustments based on revised estimates of fair value, which primarily resulted in a $1.7 million decrease in inventories, a $1.1 million increase in other assets, a $0.4 million increase in identifiable intangible assets and a $0.3 million increase in goodwill. The goodwill from this acquisition is non-deductible for tax purposes.
Revenue and operating income associated with the 4RF acquisition included in the consolidated financial statements of operations from the acquisition date to the period ended June 27, 2025, were $25.3 million and $4.3 million, respectively.

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
In the second and fourth quarters of fiscal 2025, the Company transferred consideration of $5.8 million and $12.7 million, respectively, to settle the post-closing working capital adjustment.
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
A summary of the finalized purchase price allocation is as follows:

	Fair Value	Useful Life in Years
	(In thousands)
Accounts receivable, net	$42,487
Inventories	29,279
Property, plant and equipment, net	539
Identifiable finite-lived intangible assets:
Customer relationships	9,200	15
Technology	3,200	7
Other assets	243
Accounts payable	(13,182)
Advance payments and unearned revenue	(3,192)
Other liabilities	(5,597)
Goodwill	10,543
Net assets acquired	$73,520
The final purchase price allocation was updated during the second quarter of fiscal 2025 for certain measurement period adjustments based on revised estimates of fair value. Purchase price allocation adjustments during the measurement period primarily resulted in a $9.4 million decrease in accounts receivable, $6.3 million decrease in inventories, $5.3 million increase in identifiable intangible assets, and $10.0 million increase in goodwill.
Revenue and operating loss associated with the NEC Transaction included in the consolidated statements of operations from the acquisition date to the period ended June 28, 2024, were $54.9 million and $(1.0) million, respectively.
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
As of June 27, 2025, the Company had outstanding purchase obligations with its suppliers or contract manufacturers of approximately $48.1 million. In addition, the Company had purchase obligations of approximately $4.9 million associated with software as a service and software maintenance support.

Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies, or other financial institutions are contingent commitments issued to guarantee performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations, and similar transactions, or to ensure performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of June 27, 2025, the Company had no guarantees applicable to its debt arrangements.
The Company has entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements, and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of June 27, 2025, the Company had commercial commitments outstanding of $31.0 million, that were not recorded on the consolidated balance sheets. The Company does not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on these performance guarantees in the future.
The following table presents details of the Company’s commercial commitments:

(In thousands)	June 27, 2025
Letters of credit	$8,693
Bonds	22,325
Total commercial commitments	$31,018
Indemnifications
Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s products infringe the intellectual property rights of a third party. As of June 27, 2025, the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its products; the Company has not received any request to defend any customers from infringement claims arising from the use of its products; and the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. As of June 27, 2025, the Company had not recorded any liabilities related to these indemnifications.
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
In March 2016, an enforcement action by the Indian Department of Revenue, Ministry of Finance was brought against Aviat’s subsidiary Aviat Networks (India) Private Limited (“Aviat India”) relating to the non-realization of intercompany receivables and non-payment of intercompany payables, which originated from 1999 to 2012, within the time frames dictated by the Indian regulations under the Foreign Exchange Management Act. In November 2017, the Indian Department of Revenue, Ministry of Finance also initiated a similar action against Telsima Communications Private Limited (“Telsima India”), a subsidiary of the Company, relating to the non-realization of intercompany receivables and non-payment of intercompany payables which originated from the period prior to our acquisition of Telsima India in February 2009. In September 2019, the directors of Aviat India appeared before the Ministry of Finance Enforcement Directorate. In March 2024, the Company appeared before the Joint Director of Enforcement to review the transactions at issue. The Company appeared with their attorneys at a hearing on May 22, 2025, to once again provide information. No subsequent hearing date has been scheduled as of September 10, 2025. The Company has accrued an immaterial amount representing the estimated probable loss for which it would settle the matter. The Company currently cannot form an estimate of the range of loss in excess of its amounts already accrued. If the outcome of this matter is greater than the current immaterial amount accrued, the Company intends to dispute it vigorously.
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
Note 14. Goodwill and Intangible Assets
The following presents details of goodwill and intangible assets:

(In thousands)	June 27, 2025	June 28, 2024
Goodwill	$19,655	$8,217
The $11.4 million increase in goodwill during fiscal 2025 is associated with the purchase price allocations for the 4RF acquisition and the NEC Transaction as described in Note 12. Acquisitions. The Company performs its annual goodwill impairment test on the first day of its fourth fiscal quarter. The fiscal 2025 annual goodwill impairment test did not result in an impairment.

	Useful life in Years	June 27, 2025	June 28, 2024
Intangible assets:		(in thousands)
Technology	7	$4,998	$1,800
Patents	10	690	690
Customer relationships	10 - 15	24,022	11,530
Trade names	3 - 16	1,630	1,330
Total gross intangible assets		31,340	15,350
Accumulated amortization		(4,443)	(1,706)
Total net intangible assets		$26,897	$13,644

The $16.0 million increase in finite-lived intangible assets during fiscal 2025 is associated with the purchase price allocations for the 4RF acquisition and the NEC Transaction as described in Note 12. Acquisitions. Amortization of finite-lived intangibles for fiscal 2025, 2024 and 2023 was $2.7 million, $1.0 million and $0.7 million, respectively, and is included in selling and administrative expenses. There were no impairment charges recorded for fiscal 2025, 2024 and 2023.
As of June 27, 2025, the estimated future amortization expense of finite-lived intangible assets is as follows (in thousands):

(In thousands)
2026	$2,892
2027	2,892
2028	2,792
2029	2,792
2030	2,792
Thereafter	12,737
Total	$26,897
Note 15. Related Party Transactions

NEC Corporation
On November 30, 2023 (the “Closing Date”), the Company completed the NEC Transaction. Refer to Note 12. Acquisitions for further information. A portion of the total consideration in the NEC Transaction included the issuance of 736,750 shares in Company common stock to NEC. The Company and NEC entered into a Registration Rights and Lock-Up Agreement, restricting NEC’s ability to transfer shares (the “Lock-Up”), except for certain limited exceptions as provided in the Registration Rights and Lock-Up Agreement, until one day after the one-year anniversary of the Closing Date (the “Initial Lock-Up Expiration Date”). Starting one day after the Initial Lock-Up Expiration Date, one-twelfth of the issued shares shall be released from the Lock-Up each month, such that all issued shares shall be released from Lock-Up by the two-year anniversary of the Closing Date. Pursuant to the Purchase Agreement, NEC will have the right to nominate a director to the Company’s Board of Directors from the Closing Date and for a period of two years thereafter. As of June 27, 2025, NEC held approximately 5.8% of the Company’s outstanding common stock.
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
The Manufacturing and Supply Agreement includes arrangements for NEC to manufacture and supply Pasolink products on behalf of and to the Company and its customers. The transition services agreements include arrangements for the Company and NEC to provide and receive certain transition services, primarily associated with administrative functions. The distribution services agreements include arrangements where NEC will provide distribution services on behalf of and to the Company and its customers in certain international markets and territories. The Research and Development Cooperating Agreement for Existing Products includes arrangements for NEC to provide the Company certain services relating to development work to maintain existing products of the NEC business. The licensing agreements include arrangements where the Company will grant NEC a non-exclusive license to certain Pasolink trademarks in Japan, and NEC will grant the Company a non-exclusive, worldwide (excluding Japan) license to certain NEC IP, including mobile backhaul-related patents. The licensing agreements are royalty-free and perpetual.
A summary of the related party activity between the Company and NEC is as follows:

(In thousands)	June 27, 2025	June 28, 2024
Transition services received	$3,292	4,472
Research and development services received	5,401	7,222
Purchase of inventories	38,285	10,853

The Company’s outstanding related party balances with NEC included in the consolidated balance sheets are as follows:

(In thousands)	June 27, 2025	June 28, 2024
Accounts receivable, net	$8,223	638
Other current assets	—	400
Accounts payable	41,670	17,182
Other current liabilities	—	19,896
Note 16. Subsequent Events
On August 13, 2025, NEC issued a letter of arbitration to the Company demanding $19 million of additional component purchases, which the Company believes is unfounded and not required under the Manufacturing Supply Agreement (“MSA”). The NEC arbitration also included a demand for payment of the outstanding accounts payable balances which are reflected in Accounts payable of the Company’s consolidated balance sheets and disclosed in Note. 15 Related Party Transactions. As of June 27, 2025, the Company cannot predict the outcome of these matters. As such, no loss accrual is deemed necessary as of June 27, 2025. The Company will continue to evaluate the proceedings and the expected outcome of this matter.
On August 28, 2025, the Company entered into an amendment for the Credit Facility. The amendment provided for changes and modifications to the Credit Facility, which include an increase in the Term Loan commitments by $20 million in the aggregate and an increase in the Revolver commitment by $20 million in the aggregate.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, to provide reasonable assurance that the information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. As of June 27, 2025, an evaluation was performed, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that as of June 27, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
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
Management, including the Company’s CEO and CFO, assessed the effectiveness of its internal control over financial reporting as of June 27, 2025. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework).
The Company completed the acquisition of 4RF Limited in July 2024, and management has excluded the acquired business’s internal control over financial reporting from its assessment of the effectiveness of internal controls as of the fiscal year ended June 27, 2025. The acquired business represents approximately 6% of consolidated total revenues for the fiscal year ended June 27, 2025.
Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of June 27, 2025, due to the material weaknesses detailed below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.
Management determined that the Company had the following material weaknesses in its internal control over financial reporting as of June 27, 2025:
Ineffective control environment and control activities: the Company did not maintain an effective control environment and control activities based on the criteria established in the COSO framework. The Company did not have sufficient resources with the appropriate levels of knowledge, experience, and training in accounting and internal control over financial reporting. Control activities were either not designed effectively or operating effectively for a sufficient period of time to support the operating effectiveness of the controls to prevent and detect potential material errors. As a result, the following control deficiencies constitute material weaknesses: ineffective controls over (a) the review of reconciliations for revenue related account balances, (b) certain arrangements where revenue is recognized over time, and (c) the determination of the appropriate period for revenue recognition.

Remediation Plan
Beginning in the fourth quarter of fiscal 2024 we initiated and will continue to implement measures designed to improve our internal control over financial reporting to remediate these material weaknesses with oversight from the Audit Committee of the Board of Directors, including the following:
•We have hired, and will continue to hire, qualified professionals to strengthen the design, implementation and execution of internal controls, across all functions and personnel departments.
•We will continue to provide enhanced training to relevant control owners emphasizing the importance of timely and proper execution of their assigned control activities.
•We will continue to strengthen controls over more complex revenue arrangements, including those recognized over time and associated account reconciliations.
•We will augment & extend our use of system and process improvements to reduce reliance on manual controls.
We are committed to continuing our efforts to build and maintain a strong control environment and believe that these remediation efforts represent an incremental evolution of and improvements to our control environment. Though we made significant progress during fiscal 2025, the material weaknesses won't be considered fully remediated until the associated controls operate effectively for a sufficient period of time.
The effectiveness of internal control over financial reporting as of June 27, 2025, has been audited by the Company’s independent registered public accounting firm, as stated in their attestation report included herein.
Changes in Internal Controls Over Financial Reporting
The Company is in the process of implementing internal control procedures related to the acquired business and expects this to be completed during fiscal 2026.
Except as noted in the foregoing sentence and as set forth above in connection with our material weaknesses, there were no other changes to internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the Company’s fourth fiscal quarter ended June 27, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Aviat Networks, Inc. and subsidiaries (the “Company”) as of June 27, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 27, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended June 27, 2025, of the Company and our report dated September 10, 2025, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the 4RF acquisition, which was acquired on July 2, 2024, and whose financial statements constitute approximately 6% of total revenue of the consolidated financial statements for the fiscal year ended June 27, 2025. Accordingly, our audit did not include the internal control over financial reporting for the 4RF acquisition.
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
The Company did not maintain an effective control environment and control activities based on the criteria established in the COSO framework. The Company did not have sufficient resources with the appropriate levels of knowledge, experience, and training in accounting and internal control over financial reporting. Control activities were either not designed effectively or operating effectively for a sufficient period of time to support the operating effectiveness of the controls to prevent and detect potential material errors. As a result, the following control deficiencies constitute material weaknesses: ineffective controls over (a) the review of reconciliations for revenue related account balances, (b) certain arrangements where revenue is recognized over time, and (c) the determination of the appropriate period for revenue recognition.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the fiscal year ended June 27, 2025, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Austin, Texas
September 10, 2025

Item 9B. Other Information
During the three months ended June 27, 2025, none of the Company’s Directors or Officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a definitive Proxy Statement with the SEC within 120 days after the end of its fiscal year ended June 27, 2025.
Item 10. Directors, Executive Officers and Corporate Governance
The Company adopted a Code of Conduct that is available at www.aviatnetworks.com. The Company’s Code of Conduct was most recently amended and restated in February 2025. If, in the future, the Company amends its Code of Conduct or grants waivers from its Code of Conduct with respect to any of its executive officers or directors, the Company will make information regarding such amendments or waivers available on its website for a period of at least 12 months.
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

AVIAT NETWORKS, INC. (Registrant)

Date:	September 10, 2025	By:	/s/ Michael Connaway
Michael Connaway
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter A. Smith	President and Chief Executive Officer and Director (Principal Executive Officer)	September 10, 2025
Peter A. Smith

/s/ Michael Connaway	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 10, 2025
Michael Connaway

/s/ John Mutch	Chairman of the Board	September 10, 2025
John Mutch

/s/ Laxmi Akkaraju	Director	September 10, 2025
Laxmi Akkaraju

/s/ Bryan Ingram	Director	September 10, 2025
Bryan Ingram

/s/ Michele Klein	Director	September 10, 2025
Michele Klein

/s/ Bruce Taten	Director	September 10, 2025
Bruce Taten

/s/ Scott Halliday	Director	September 10, 2025
Scott Halliday

EXHIBIT INDEX
The following exhibits are filed or furnished herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Ex. #	Description

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

10.15#◊
Second Amendment to Credit Agreement, dated October 18, 2024, by and amount the Borrowers and the Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 22, 2024, File No. 001-33278).

10.16#◊
Third Amendment to Credit Agreement, dated August 28 2025, by and among the Borrowers and the Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 2, 2025, File No. 001-33278).

10.17
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

10.19
Letter Agreement, dated as of January 11, 2015, among Aviat Networks, Inc., Steel Partners Holdings L.P., Lone Star Value Management, LLC and certain other parties (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 12, 2015, File No. 001-33278).

10.20
Lease Agreement, dated June 8, 2016, between Aviat Networks, Inc., through its wholly owned subsidiary Aviat U.S., Inc., and The Irvine Company LLC (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for fiscal year end July 1, 2016 filed with the SEC on September 9, 2016, File No. 001-33278).

10.21
Employment Agreement, dated January 2, 2020, between Aviat Networks, Inc. and Peter Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 2, 2020, File No. 001-33278).

10.21.1+
First Amendment to the Employment Agreement between Aviat Networks, Inc. and Peter Smith, dated May 17, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 18, 2021, File No. 001-33278).

10.21.2+
Second Amendment to Employment Agreement, dated July 4, 2021, between the Company and Peter Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 7, 2021, File No. 001-33278).

10.21.3+
Employment Agreement, dated April 15, 2024, between the Company and Peter Smith (incorporated by reference to Exhibit 10.20.3 to the Annual Report for fiscal year end June 28, 2024, filed with the SEC on October 4, 2024, File No. 001-33278).

10.22+
Aviat Networks, Inc. Second Amended and Restated 2018 Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed with the SEC on October 7, 2024, File No. 001-33278).

10.23+
Employment Agreement, dated April 15, 2024, between the Company and Erin Boase (incorporated by reference to Exhibit 10.26 to the Annual Report for fiscal year end June 28, 2024, filed with the SEC on October 4, 2024, File No. 001-33278).

Ex. #	Description

10.24+
Employment Agreement, dated April 15, 2024, between the Company and Gary Croke (incorporated by reference to Exhibit 10.27 to the Annual Report for fiscal year end June 28, 2024, filed with the SEC on October 4, 2024, File No. 001-33278).

10.24.1*+	First Amendment to Employment Agreement, dated July 1, 2025, between the Company and Gary Croke
10.25+
Employment Agreement, dated May 28, 2024, between the Company and Michael Connaway (incorporated by reference to Exhibit 10.28 to the Annual Report for fiscal year end June 28, 2024, filed with the SEC on October 4, 2024, File No. 001-33278).

19.1*	Insider Trading Compliance Program and Policy Statement, dated June 20, 2024.
21*	List of Subsidiaries of Aviat Networks, Inc.
23*	Consent of Deloitte & Touche LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
97.1*	Incentive-Based Compensation Recoupment Policy, dated August 21, 2023.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________________________

+	Management compensatory contract, arrangement or plan required to be filed as an exhibit pursuant to Item 15(b) of this report.
*	Filed herewith.
**	Furnished herewith.
#	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC on request.
¥	Certain portions of this exhibit were redacted pursuant to Item 601(b)(2)(ii) of Regulation S-K.
◊	Certain portions of this exhibit were redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.