Form 10-Q
period 2025-09-26
AVIAT NETWORKS, INC.
filed 2025-11-04
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of October 31, 2025 was 12,837,468.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 26, 2025

PART I.     FINANCIAL INFORMATION
Item 1.Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	September 26, 2025	September 27, 2024
Revenues:
Product sales	$75,084	$61,116
Services	32,236	27,313
Total revenues	107,320	88,429
Cost of revenues:
Product sales	52,687	52,201
Services	18,970	16,440
Total cost of revenues	71,657	68,641
Gross margin	35,663	19,788
Operating expenses:
Research and development	7,098	10,408
Selling and administrative	23,376	24,948
Total operating expenses	30,474	35,356
Operating income (loss)	5,189	(15,568)
Interest expense, net	1,712	1,115
Other expense, net	973	710
Income (loss) before income taxes	2,504	(17,393)
Provision for (benefit from) income taxes	2,342	(5,514)
Net income (loss)	$162	$(11,879)

Net income (loss) per share of common stock outstanding:
Basic	$0.01	$(0.94)
Diluted	$0.01	$(0.94)
Weighted-average shares outstanding:
Basic	12,760	12,646
Diluted	12,976	12,646

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
(In thousands)	September 26, 2025	September 27, 2024
Net income (loss)	$162	$(11,879)
Other comprehensive (loss) income:
Net change in cumulative translation adjustments	(909)	2,153
Other comprehensive (loss) income	(909)	2,153
Comprehensive loss	$(747)	$(9,726)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share and par value amounts)	September 26, 2025	June 27, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$64,831	$59,690
Accounts receivable, net of allowances of $5,004 and $3,583	180,469	180,321
Unbilled receivables	110,677	105,870
Inventories	84,011	83,979
Other current assets	34,553	33,715
Total current assets	474,541	463,575
Property, plant and equipment, net	18,766	17,453
Goodwill	19,482	19,655
Intangible assets, net	25,834	26,897
Deferred income taxes	88,180	88,149
Right-of-use assets	2,740	3,113
Other assets	13,773	14,454
Total assets	$643,316	$633,296
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$142,417	$148,093
Accrued expenses	35,828	38,897
Operating lease liabilities	997	1,090
Advance payments and unearned revenue	73,447	73,735
Other current liabilities	1,070	1,757
Current portion of long-term debt	4,443	18,624
Total current liabilities	258,202	282,196
Long-term debt	102,042	68,966
Unearned revenue	8,784	8,063
Long-term operating lease liabilities	1,924	2,241
Other long-term liabilities	440	430
Reserve for uncertain tax positions	3,371	3,242
Deferred income taxes	4,917	4,975
Total liabilities	379,680	370,113
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 12.8 million and 12.7 million shares issued and outstanding as of September 26, 2025 and June 27, 2025, respectively	128	127
Treasury stock 0.2 million and 0.2 million shares as of September 26, 2025 and June 27, 2025, respectively	(7,076)	(7,076)
Additional paid-in-capital	867,318	866,119
Accumulated deficit	(577,010)	(577,172)
Accumulated other comprehensive loss	(19,724)	(18,815)
Total stockholders’ equity	263,636	263,183
Total liabilities and stockholders’ equity	$643,316	$633,296

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	September 26, 2025	September 27, 2024
Operating Activities
Net income (loss)	$162	$(11,879)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property, plant and equipment	463	1,317
Amortization of intangible assets	719	513
Provision for uncollectible receivables	1,421	350
Share-based compensation	1,555	1,664
Deferred taxes	(270)	(6,826)
Inventory write-downs	75	501
Non-cash lease expense	378	325
Net loss (gain) on marketable securities	17	(107)
Other non-cash operating activities, net	61	70
Changes in operating assets and liabilities:
Accounts receivable	(1,656)	(15,498)
Unbilled receivables	(3,698)	(2,821)
Inventories	30	(13,197)
Accounts payable	(5,889)	8,594
Accrued expenses	(4,126)	(6,807)
Advance payments and unearned revenue	194	20,015
Income taxes payable	687	1,773
Other assets and liabilities	(1,865)	(5,152)
Net cash used in operating activities	(11,742)	(27,165)
Investing Activities
Purchase of property, plant and equipment	(1,727)	(5,421)
Proceeds from sale of asset held for sale	—	2,396
Acquisition, net of cash acquired	—	(18,150)
Net cash used in investing activities	(1,727)	(21,175)
Financing Activities
Proceeds from revolver	25,000	35,000
Repayments of revolver	(25,000)	—
Proceeds from term loan	20,000	—
Repayments of term loan	(938)	—
Payments of deferred financing costs	(203)	—
Payments for taxes related to net settlement of equity awards	(565)	(711)
Proceeds from issuance of common stock under employee stock plans	210	—
Net cash provided by financing activities	18,504	34,289
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	79	1,293
Net increase (decrease) in cash, cash equivalents, and restricted cash	5,114	(12,758)
Cash, cash equivalents, and restricted cash, beginning of period	62,013	64,934
Cash, cash equivalents, and restricted cash, end of period	$67,127	$52,176

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended September 26, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	$ Amount
Balance as of June 27, 2025	12,740	$127	$(7,076)	$866,119	$(577,172)	$(18,815)	$263,183
Net income	—	—	—	—	162	—	162
Other comprehensive loss	—	—	—	—	—	(909)	(909)
Issuance of common stock under employee stock plans	87	1	—	209	—	—	210
Shares withheld for taxes related to vesting of equity awards	(25)	—	—	(565)	—	—	(565)
Share-based compensation	—	—	—	1,555	—	—	1,555
Balance as of September 26, 2025	12,802	$128	$(7,076)	$867,318	$(577,010)	$(19,724)	$263,636

	Three Months Ended September 27, 2024
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	$ Amount
Balance as of June 28, 2024	12,622	$126	$(6,479)	$860,071	$(578,513)	$(19,320)	$255,885
Net loss	—	—	—	—	(11,879)	—	(11,879)
Other comprehensive income	—	—	—	—	—	2,153	2,153
Issuance of common stock under employee stock plans	80	1	—	(1)	—	—	—
Shares withheld for taxes related to vesting of equity awards	(26)	—	—	(711)	—	—	(711)
Share-based compensation	—	—	—	1,664	—	—	1,664
Balance as of September 27, 2024	12,676	$127	$(6,479)	$861,023	$(590,392)	$(17,167)	$247,112

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information, and Aviat has made estimates, assumptions and judgments affecting the amounts reported in its unaudited condensed consolidated financial statements and the accompanying notes, as discussed in greater detail below. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of the Company’s management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of its financial position, results of operations and cash flows for such periods. The results for the three months ended September 26, 2025 are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in Aviat’s Annual Report on Form 10-K for the fiscal year ended June 27, 2025.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated. Certain amounts in the financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.
Aviat’s fiscal year includes 52 or 53 weeks and ends on the Friday nearest to June 30. The three months ended September 26, 2025 and September 27, 2024 both consisted of 13 weeks. Fiscal year 2026 contains 52 weeks and will end on June 26, 2026. Fiscal year 2025 contained 52 weeks and ended on June 27, 2025.
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
Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies as of and for the three months ended September 26, 2025, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2025.

Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly presented to the chief operating decision maker. The disclosures required under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for the Company’s annual reporting beginning in fiscal 2025 and for interim periods beginning in fiscal 2026. The Company adopted ASU 2023-07 for the year ended June 27, 2025. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Accounting Standards Not Yet Adopted
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software. The ASU requires entities to consider whether significant development uncertainty has been resolved before starting to capitalize software costs. ASU 2025-06 is effective for annual and interim reporting periods beginning after December 15, 2027, and can be applied prospectively, retrospectively, or using a modified transition method, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03 (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for the Company’s annual reporting beginning in fiscal 2028 and for interim periods beginning in fiscal 2029. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and disclosures.
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
Note 2. Net Income (Loss) Per Share of Common Stock
The following table presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended
(In thousands, except per share amounts)	September 26, 2025	September 27, 2024
Numerator:
Net income (loss)	$162	$(11,879)

Denominator:
Weighted-average shares outstanding, basic	12,760	12,646
Effect of potentially dilutive equivalent shares	216	—
Weighted-average shares outstanding, diluted	12,976	12,646

Net income (loss) per share of common stock outstanding:
Basic	$0.01	$(0.94)
Diluted	$0.01	$(0.94)

The following table summarizes the weighted-average equity awards that were excluded from the diluted net income (loss) per share calculations since they were anti-dilutive:

	Three Months Ended
(In thousands)	September 26, 2025	September 27, 2024
Stock options	278	396
Restricted stock units and performance stock units	80	154
Total shares of common stock excluded	358	550

Note 3. Revenue Recognition
Contract Balances

(In thousands)	September 26, 2025	June 27, 2025
Contract assets
Accounts receivable, net	$180,469	$180,321
Unbilled receivables	110,677	105,870
Capitalized commissions	2,174	3,921
Contract liabilities
Advance payments and unearned revenue	$73,447	$73,735
Unearned revenue, long-term	8,784	8,063
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
As of September 26, 2025, the Company reported $82.2 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 90% is expected to be recognized as revenue in the next twelve months and the remainder thereafter. Approximately $22.0 million of revenue was recognized during the three months ended September 26, 2025, which was included in advance payments and unearned revenue at June 27, 2025.
Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $141.4 million at September 26, 2025 relating to long-term field service projects. Of this amount, approximately 50% is expected to be recognized as revenue during the next 12 months, with the remaining amount to be recognized thereafter.

Note 4. Balance Sheet Components
Cash, Cash equivalents, and Restricted cash
The following provides a summary of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that reconciles to the corresponding amount in the unaudited condensed consolidated statement of cash flows:

(In thousands)	September 26, 2025	June 27, 2025
Cash and cash equivalents	$64,831	$59,690
Restricted cash included in long-term other assets	2,296	2,323
Total cash, cash equivalents, and restricted cash	$67,127	$62,013
Inventories

(In thousands)	September 26, 2025	June 27, 2025
Finished products	$55,323	$55,972
Raw materials and supplies	27,191	26,273
Customer service inventories	1,497	1,734
Total inventories	$84,011	$83,979
Consigned inventories included within raw materials and supplies	$23,239	$21,047

The Company records charges to adjust inventories due to excess and obsolete inventory resulting from lower sales forecasts, product transitioning or discontinuance. The charges incurred during the three months ended September 26, 2025 and September 27, 2024 were included in cost of product sales as follows:

	Three Months Ended
(In thousands)	September 26, 2025	September 27, 2024
Excess and obsolete inventory	$62	$310
Customer service inventory write-downs	13	191
Total charges	$75	$501
Other Current Assets

(In thousands)	September 26, 2025	June 27, 2025
Prepaid and other current assets	$13,398	$14,423
Taxes	10,635	10,128
Contract manufacturing assets	10,520	9,164
Total other current assets	$34,553	$33,715

Property, Plant and Equipment, net

(In thousands)	September 26, 2025	June 27, 2025
Buildings and leasehold improvements	$2,086	$2,086
Software and equipment	79,868	77,566
Total property, plant and equipment, gross	81,954	79,652
Less: accumulated depreciation	(63,188)	(62,199)
Total property, plant and equipment, net	$18,766	$17,453

Included in the total property, plant and equipment, gross were $11.6 million and $10.3 million of assets in progress which have not been placed in service as of September 26, 2025 and June 27, 2025, respectively.
Depreciation expense related to property, plant and equipment, was $0.5 million and 1.3 million for the three months ended September 26, 2025 and September 27, 2024, respectively.
Accrued Expenses

(In thousands)	September 26, 2025	June 27, 2025
Taxes	$12,204	$12,467
Compensation and benefits	8,514	9,929
Project costs	4,282	4,573
Warranties	3,542	3,352
Professional fees	1,200	1,412
Commissions	1,378	1,311
Other	4,708	5,853
Total accrued expenses	$35,828	$38,897
The Company accrues for the estimated cost to repair or replace products under warranty. Changes in the warranty liability were as follows:

	Three Months Ended
(In thousands)	September 26, 2025	September 27, 2024
Balance as of the beginning of the period	$3,352	$2,996
Warranty provision recorded during the period	769	544
Assumed in acquisition	—	406
Consumption during the period	(579)	(436)
Balance as of the end of the period	$3,542	$3,510
Advance Payments and Unearned Revenue

(In thousands)	September 26, 2025	June 27, 2025
Advance payments	$16,063	$11,812
Unearned revenue	57,384	61,923
Total advance payments and unearned revenue	$73,447	$73,735
Excluded from the balances above are $8.8 million and $8.1 million in long-term unearned revenue as of September 26, 2025 and June 27, 2025, respectively.

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
The estimated fair values and valuation input levels of assets and liabilities that are measured at fair value on a recurring basis as of September 26, 2025 and June 27, 2025 were as follows:

(In thousands)	September 26, 2025	June 27, 2025	Valuation Inputs
Assets:
Cash and cash equivalents:
Money market funds	$4,605	$2,782	Level 1
Bank certificates of deposit	$3,146	$3,660	Level 2
Items are classified within Level 1 if quoted prices are available in active markets. The Company’s Level 1 items are primarily money market funds and marketable securities. As of September 26, 2025 and June 27, 2025, the money market funds were valued at $1.00 net asset value per share.
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
Note 6. Credit Facility and Debt
The Company entered into a Secured Credit Facility Agreement (the “Credit Facility”), dated May 9, 2023, amended as of November 22, 2023, October 18, 2024 and August 28, 2025, with Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender and Wells Fargo Securities LLC, Citigroup Global Markets Inc., and Regions Capital Markets as lenders. The Credit Facility provides for a $95.0 million revolving credit facility (the “Revolver”) and a $95.0 million Term Loan Facility (the “Term Loan”) with a maturity date of October 18, 2029. The $95.0 million Revolver can be borrowed with a $20.0 million sub-limit for letters of credit, and a $10.0 million swingline loan sub-limit. On August 28, 2025, the Company entered into an amendment under the Credit Facility to increase the Term Loan and Revolver commitments by $20 million for each instrument.
In November 2023, the Company borrowed $50.0 million against the Term Loan to primarily settle the cash portion of the consideration associated with the NEC Transaction (as defined below). See Note 11. Acquisitions for further information.
As of September 26, 2025, the available credit under the Revolver was $72.1 million, reflecting the available limit of $80.0 million less outstanding letters of credit of $7.9 million. The Company borrowed and repaid $25.0 million against the Revolver during the three months ended September 26, 2025. The Company borrowed $20.0 million and repaid $0.9 million against the Term Loan during the three months ended September 26, 2025.

The following summarizes the Company’s outstanding long-term debt as of September 26, 2025:

(In thousands)
Revolver	$15,000
Term loan	92,188
Less: unamortized deferred financing costs	(703)
Total debt	106,485
Less: current portion of long-term debt	(4,443)
Total long-term debt	$102,042
Outstanding borrowings under the Credit Facility bear interest at either: (a) Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly. As of September 26, 2025, the applicable margin on Adjusted Term SOFR and Base Rate borrowings was 2.75% and 1.75%, respectively. The effective rate of interest on the outstanding Term Loan borrowings as of September 26, 2025 was 6.7%.
The Credit Facility requires the Company and its subsidiaries to maintain a fixed charge coverage ratio to be greater than 1.25 to 1.00 as of the last day of any fiscal quarter of the Company. The Credit Facility also requires that the Company maintain a maximum leverage ratio of 3.00 times EBITDA, with a step-down to 2.75 times EBITDA after four full quarters, and 2.50 times EBITDA after eight full quarters. The Credit Facility contains customary affirmative and negative covenants, including, among others, covenants limiting the ability of the Company and its subsidiaries to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to customary exceptions. As of September 26, 2025, the Company was in compliance with all financial covenants contained in the Credit Facility.
As of September 26, 2025, scheduled maturities of outstanding long-term debt by fiscal year are as follows:

(In thousands)
Remainder of 2026	$3,457
2027	6,914
2028	10,371
2029	11,523
2030	74,923
Total	$107,188
Note 7. Restructuring
The following table summarizes restructuring related activities during the three months ended September 26, 2025:

(In thousands)	Employee Severance and Benefits
Balance as of June, 27, 2025	$1,757
Cash payments	(687)
Balance as of September, 26, 2025	$1,070
As of September 26, 2025, the accrued restructuring balance of $1.1 million was included in other current liabilities on the unaudited condensed consolidated balance sheets. Included in the above were positions identified for termination that have not been executed from a restructuring perspective.
Fiscal 2025 Plans
During fiscal 2025, the Company’s Board of Directors approved restructuring plans, primarily associated with reductions in workforce in certain of the Company’s operations to optimize skill sets and align cost structure. The fiscal 2025 plans are expected to be completed through the end of fiscal 2026.

Note 8. Stockholders’ Equity
Stock Repurchase Program
In November 2021, the Company’s Board of Directors approved a stock repurchase program to purchase up to $10.0 million of the Company’s common stock. As of September 26, 2025, $6.3 million remains available and Aviat may choose to suspend or discontinue the repurchase program at any time. Repurchased shares are recorded as treasury stock. During the first quarter of fiscal 2026, the Company did not repurchase any shares of its common stock.

Stock Incentive Programs
As of September 26, 2025, the Company had one stock incentive plan for its employees and non-employee directors, the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units.
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
During the three months ended September 26, 2025, the Company granted 174,155 restricted stock units and 128,629 performance share awards.
The Company recognizes compensation cost for share-based payment awards on a straight-line basis over the requisite service period. For awards with a performance condition vesting feature, share-based compensation costs are recognized when achievement of the performance conditions is considered probable. Forfeitures are recognized as they occur.
Total compensation expense for share-based awards included in the unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended
(In thousands)	September 26, 2025	September 27, 2024
By Expense Category:
Cost of revenues	$33	$104
Research and development	71	143
Selling and administrative	1,451	1,417
Total share-based compensation expense	$1,555	$1,664
By Type of Award:
Options	$192	$327
Restricted stock and performance share awards and units	1,363	1,337
Total share-based compensation expense	$1,555	$1,664
As of September 26, 2025, there was approximately $0.5 million of total unrecognized compensation expense related to non-vested stock options granted which is expected to be recognized over a weighted-average period of 0.92 years. As of September 26, 2025, there was $12.8 million of total unrecognized compensation expense related to non-vested stock awards which is expected to be recognized over a weighted-average period of 2.06 years.

Note 9. Segment and Geographic Information
Aviat operates in one reportable business segment: the design, manufacturing, and sale of a range of wireless networking and access networking products, solutions, and services. Aviat conducts business globally and its sales and support activities are managed on a geographic basis. The Company’s Chief Executive Officer (“CEO”) is the Chief Operating Decision Maker (the “CODM”). The CODM manages the business primarily by function globally and reviews financial information on a consolidated basis, accompanied by disaggregated information about revenues by geographic region, for purposes of allocating resources and evaluating financial performance. The profitability of geographic regions is not a determining factor in allocating resources and the CODM does not evaluate profitability below the level of the consolidated company. Significant segment expenses are not analyzed by segment within the Company’s internal reporting. Significant segment expenses are presented in Aviat’s consolidated statement of operations.
The Company reports revenue by region and country based on the location where its customers accept delivery of products and services. Revenue by region for the three months ended September 26, 2025 and September 27, 2024 was as follows:

	Three Months Ended
(In thousands)	September 26, 2025	September 27, 2024
North America	$52,647	$42,225
Africa and the Middle East	12,796	10,450
Europe	7,560	5,600
Latin America and Asia Pacific	34,317	30,154
Total revenue	$107,320	$88,429

Revenue by country comprising more than 10% of total revenue for the three months ended September 26, 2025 and September 27, 2024 was as follows:

(In thousands)	Revenue	% of Total Revenue
Three Months Ended September 26, 2025
United States	$51,335	47.8%
India	$13,788	12.8%
Three Months Ended September 27, 2024
United States	$38,505	43.5%
India	$5,165	5.8%

During the three months ended September 26, 2025 revenues from one customer represented 12.7% of total revenue, and during the three months ended September 27, 2024 revenues from one customer represented 17.8% of total revenue.
Long-lived assets, consisting primarily of net property, plant and equipment and operating lease right-of-use assets, by geographic areas based on physical location as of September 26, 2025 and September 27, 2024 were as follows:

(In thousands)	September 26, 2025	September 27, 2024
United States	$5,648	$7,668
Slovenia	8,159	2,922
New Zealand	2,534	1,528
Singapore	2,518	162
Other countries	2,647	3,268
Total	$21,506	$15,548

Note 10. Income Taxes
The Company’s effective tax rate varies from the U.S. federal statutory rate of 21% primarily due to state taxes, losses in certain jurisdictions for which no tax benefit can be recognized, stock-based compensation and foreign operations that are subject to income taxes at different statutory rates. During interim periods, tax expense or benefit are accrued for jurisdictions that are anticipated to be profitable for fiscal 2026.
The determination of income taxes for the three months ended September 26, 2025 and September 27, 2024 was based on the Company’s estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. The tax expense for the three months ended September 26, 2025 was primarily related to U.S. and profitable foreign subsidiaries. The tax benefit for the three months ended September 27, 2024 was primarily resulting from year-to-date losses.
The Company files income tax returns in the U.S., Singapore, and various state and foreign jurisdictions. The Company is currently under examination in Singapore for fiscal years 2015-2021 and in various other foreign jurisdictions. The Company remains subject to potential audits in the U.S. for fiscal years after 2021, and in Singapore for fiscal years after 2014. Additionally, all net operating losses and tax credits generated to date in these two jurisdictions are subject to adjustment.
Interest and penalties related to unrecognized tax benefits are accounted for as part of the provision for federal, foreign, and state income taxes. Such interest expense was not material for the three months ended September 26, 2025 and September 27, 2024.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. At this time the Company does not expect a material effect on our consolidated financial statements, but will continue to examine the impacts of OBBBA on current and future business.

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
A summary of the finalized purchase price allocation is as follows:

(In thousands)
Cash and cash equivalents	$1,215
Accounts receivable, net	2,575
Inventories	5,123
Property, plant and equipment, net	235
Identifiable finite-lived intangible assets:
Customer relationships	7,100
Technology	1,800
Trade names	300
Other assets	4,647
Accounts payable	(5,104)
Advance payments and unearned revenue	(323)
Other liabilities	(2,202)
Goodwill	3,999
Net assets acquired	$19,365
The final purchase price allocation was updated during the fourth quarter of fiscal 2025 for certain measurement period adjustments based on revised estimates of fair value, which primarily resulted in a $1.7 million decrease to inventories, a $1.1 million increase in other assets, a $0.4 million increase in identifiable intangible assets and a $0.3 million increase to goodwill. The goodwill from this acquisition is non-deductible for tax purposes.

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
A summary of the finalized purchase price allocation is as follows:

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
The following unaudited supplemental pro forma information has been presented as if the NEC Transaction had occurred at the beginning of fiscal 2023 and includes certain pro forma adjustments for interest expense, depreciation and amortization expense, the fair value of acquired inventory, and acquisition-related costs, net of income tax:

Three Months Ended
September 27, 2024
Revenue	$135,702
Net income	5,657

Note 12. Commitments and Contingencies
Purchase Orders and Other Commitments
From time to time in the normal course of business, the Company may enter into purchasing agreements with its suppliers that require the Company to accept delivery of and remit full payment for (i) finished products that it has ordered, (ii) finished products that it requested be held as safety stock, and (iii) work in process started on its behalf, in the event it cancels or terminates the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and the Company has no present intention to cancel or terminate any of these agreements, the Company currently does not believe that it has any future liability under these agreements. As of September 26, 2025, the Company had outstanding purchase obligations with its suppliers or contract manufacturers of $46.6 million. In addition, the Company had purchase obligations of approximately $6.8 million associated with software as a service and software maintenance support.

Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies, or other financial institutions are contingent commitments issued to guarantee performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations, and similar transactions, or to ensure performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of September 26, 2025, the Company had no guarantees applicable to its debt arrangements.
The Company has entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements, and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of September 26, 2025, the Company had commercial commitments outstanding of $33.7 million, that were not recorded on the unaudited condensed consolidated balance sheets. The Company does not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on these performance guarantees in the future.
The following table presents details of the Company’s commercial commitments:

(In thousands)	September 26, 2025
Letters of credit	$7,887
Bonds	25,778
$33,665
Indemnifications
Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s products infringe the intellectual property rights of a third party. As of September 26, 2025, the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its products; the Company has not received any request to defend any customers from infringement claims arising from the use of its products; and the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. As of September 26, 2025, the Company had not recorded any liabilities related to these indemnifications.
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
On August 13, 2025 and October 21, 2025, NEC issued letters of arbitration to the Company originally demanding $19 million of additional component purchases, which the Company believes is unfounded and not required under the Manufacturing Supply Agreement (“MSA”). NEC further demanded the escrow under the Master Sale of Business Agreement (“MSBA”). The NEC arbitration letters also included a demand for payment of the outstanding accounts payable balances which are reflected in Accounts payable of the Company’s consolidated balance sheets and disclosed in Note. 14 Related Party Transactions. As of September 26, 2025, the Company cannot predict the outcome of these matters. As such, no loss accrual is deemed necessary. The Company will continue to evaluate the proceedings and the expected outcome of this matter.

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
In March 2016, an enforcement action by the Indian Department of Revenue, Ministry of Finance was brought against Aviat’s subsidiary Aviat Networks (India) Private Limited (“Aviat India”) relating to the non-realization of intercompany receivables and non-payment of intercompany payables, which originated from 1999 to 2012, within the time frames dictated by the Indian regulations under the Foreign Exchange Management Act. In November 2017, the Indian Department of Revenue, Ministry of Finance also initiated a similar action against Telsima Communications Private Limited (“Telsima India”), a subsidiary of the Company, relating to the non-realization of intercompany receivables and non-payment of intercompany payables which originated from the period prior to the acquisition of Telsima India in February 2009. In September 2019, the directors of Aviat India appeared before the Ministry of Finance Enforcement Directorate. The Company appeared before the Joint Director of Enforcement to review the transactions at issue in March 2024, and again on May 22, 2025 to provide additional information. No subsequent hearing date has been scheduled as of September 26, 2025. The Company has accrued an immaterial amount representing the estimated probable loss for which it would settle the matter. The Company currently cannot form an estimate of the range of loss in excess of its amounts already accrued. If the outcome of this matter is greater than the current immaterial amount accrued, the Company intends to dispute it vigorously.
Periodically, the Company reviews the status of each significant matter to assess the potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated, the estimated loss is reflected in the results of operations. Significant judgment is required to determine the probability that a liability has been incurred or an asset impaired and whether such loss is reasonably estimable. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in the consolidated financial statements.
As additional information becomes available, the Company will reassess the potential liability related to its pending claims and litigation and may revise estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on the Company’s results of operations and financial position.
Note 13. Goodwill and Intangible Assets
The following presents details of goodwill and intangible assets:

(In thousands)	September 26, 2025	June 27, 2025
Goodwill	$19,482	$19,655

The Company performs its annual goodwill impairment test on the first day of its fourth fiscal quarter. No indicators of impairment were identified during the current period that required the Company to perform an interim assessment or recoverability test.

(In thousands, except useful life)	Useful life in Years	September 26, 2025	June 27, 2025
Intangible assets:
Technology	7	$4,920	$4,998
Patents	10	690	690
Customer relationships	10 — 15	23,716	24,022
Trade names	3 — 16	1,617	1,630
Total gross intangible assets		$30,943	$31,340
Accumulated amortization		(5,109)	(4,443)
Total net intangible assets		$25,834	$26,897

Amortization of finite-lived intangibles for the three months ended September 26, 2025 was $0.7 million and $0.7 million, respectively, and is included in selling and administrative expenses. There were no impairment charges recorded for the three months ended September 26, 2025.
As of September 26, 2025, the estimated future amortization expense of finite-lived intangible assets is as follows (in thousands):

Remainder of 2026	$2,138
2027	2,849
2028	2,754
2029	2,754
2030	2,754
Thereafter	12,585
Total	$25,834

Note 14. Related Party Transactions
NEC Corporation
On November 30, 2023, the Company completed the NEC Transaction. See Note 11. Acquisitions for further information. A portion of the total consideration in the NEC Transaction included the issuance of 736,750 shares in Company common stock to NEC. The Company and NEC entered into a Registration Rights and Lock-Up Agreement, restricting NEC’s ability to transfer shares (the “Lock-Up”), except for certain limited exceptions as provided in the Registration Rights and Lock-Up Agreement, until one day after the one-year anniversary of the acquisition date (the “Initial Lock-Up Expiration Date”). Starting one day after the Initial Lock-Up Expiration Date, one-twelfth of the issued shares shall be released from the Lock-Up each month, such that all issued shares shall be released from Lock-Up by the two-year anniversary of the acquisition date. Pursuant to the Purchase Agreement, NEC has the right to nominate a director to the Company’s Board of Directors from the acquisition date and for a period of two years thereafter. As of September 26, 2025, NEC held approximately 5.8% of the Company’s outstanding common stock.
In connection with the closing of the NEC Transaction and as of the acquisition date, the Company and NEC entered into agreements covering the performance of certain post-closing services and licensing arrangements. The agreements include arrangements covering manufacturing services and product supply, transition services, distribution services, research and development services, and licensing of trademark and intellectual property (“IP”).

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
A summary of the related party activity between the Company and NEC is as follows:

	Three Months Ended
(In thousands)	September 26, 2025	September 27, 2024
Transition services received	$—	$745
Research and development services received	—	3,013
Purchase of inventories	5,356	8,293
The Company’s outstanding related party balances with NEC included in the unaudited condensed consolidated balance sheets are as follows:

(In thousands)	September 26, 2025	June 27, 2025
Accounts receivable, net	4,834	8,223
Accounts payable	32,833	41,670

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
See “Item 1A. Risk Factors” in the Company’s fiscal 2025 Annual Report on Form 10-K filed with the SEC on September 10, 2025 for more information regarding factors that may cause its results to differ materially from those expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q.
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

Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2026 and 2025 Results
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Aviat’s results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited condensed consolidated financial statements and accompanying notes. In the discussion herein, the fiscal year ending June 26, 2026 is referred to as “fiscal 2026” or “2026” and the fiscal year ended June 27, 2025 is referred to as “fiscal 2025” or “2025.”
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
NEC’s Wireless Transport Business
On May 9, 2023, the Company entered into a Master Sale of Business Agreement (as amended on November 30, 2023) with NEC Corporation (“NEC”), to acquire NEC’s wireless transport business (the “NEC Transaction”). The Company completed the NEC Transaction on November 30, 2023.
Prior to the acquisition date, NEC was a leader in wireless backhaul networks with an extensive installed base of their Pasolink series products. The completion of the NEC Transaction increases the scale of Aviat, enhances the Company’s product portfolio with a greater capability to innovate, and creates a more diversified business. Refer to Note 11. Acquisitions of the Notes for further information.
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
Operations Review
The market for mobile backhaul continued to be the Company’s primary addressable market segment globally in the first three months of fiscal 2026. In North America, the Company supported 5G and long-term evolution (“LTE”) deployments of its mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, the Company’s business continued to rely on a combination of customers increasing their capacity to handle subscriber growth and the ongoing build-out of some large LTE and 5G deployments. Aviat’s position continues to be to support its customers for 5G and LTE readiness and ensure that its technology roadmap is well aligned with evolving market requirements. Aviat’s strength in turnkey and after-sale support services is a differentiating factor that wins business for the Company and enables it to expand its business with existing customers. Additionally, Aviat operates an e-commerce platform that provides low-cost services, simple experience, and fast delivery to mobile operators and private network customers. In early 2025, new U.S. tariffs on foreign imports were proposed and introduced. Aviat will attempt to mitigate these tariffs by optimizing its sourcing and operations to minimize any cost impact. Aviat has and may continue to implement pricing actions to offset the impact of these tariffs. However, as disclosed above and in the “Risk Factors” section in Item 1A of its Annual Report on Form 10-K filed with the SEC on September 10, 2025, a number of factors could prevent the Company from achieving its objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that it serves.

Revenue
The Company manages its sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe, and (3) Latin America and Asia Pacific. Revenue by region for the three months ended September 26, 2025 and September 27, 2024 and the related changes were as follows:

	Three Months Ended
(In thousands, except percentages)	September 26, 2025	September 27, 2024	$ Change	% Change
North America	$52,647	$42,225	$10,422	24.7%
Africa and the Middle East	12,796	10,450	2,346	22.4%
Europe	7,560	5,600	1,960	35.0%
Latin America and Asia Pacific	34,317	30,154	4,163	13.8%
Total revenue	$107,320	$88,429	$18,891	21.4%
Revenue in North America increased by $10.4 million during the first quarter of fiscal 2026 compared with the same period of fiscal 2025 primarily due to increases in demand for product and services, of 54% and 15%, respectively, across mobile network operators and private network customers. This was partially offset by lower demand for software offerings decreasing by 15%.
Revenue in Africa and the Middle East increased by $2.3 million during the first quarter of fiscal 2026 compared with the same period of fiscal 2025. This was primarily due to increases in demand for services and products of 81% and 14%, respectively across mobile network operators and private network customers in Africa. This was partially offset by lower demand for software offerings by 17%.
Revenue in Europe increased by $2.0 million during the first quarter of fiscal 2026 compared with the same period of fiscal 2025. The increases were primarily due to increased demand for software offerings of 147% and higher product volumes across private network customers of 76%, partially offset by a 57% decrease in services revenue due to project timing.
Revenue in Latin America and Asia Pacific increased by $4.2 million during the first quarter of fiscal 2026 compared with the same period of fiscal 2025 primarily due to higher sales volumes of software offerings and an increase in demand for services of 289% and 20%, respectively, partially offset by a decrease of 34% on equipment sales.

	Three Months Ended
(In thousands, except percentages)	September 26, 2025	September 27, 2024	$ Change	% Change
Product sales	$75,084	$61,116	$13,968	22.9%
Services	32,236	27,313	4,923	18.0%
Total revenue	$107,320	$88,429	$18,891	21.4%
Revenue from product sales increased by 22.9% and revenue from services increased by 18.0% for the first quarter of fiscal 2026 compared with the same quarter of fiscal 2025. The changes were primarily due to the factors discussed above.
Gross Margin

	Three Months Ended
(In thousands, except percentages)	September 26, 2025	September 27, 2024	$ Change	% Change
Revenue	$107,320	$88,429	$18,891	21.4%
Cost of revenue	71,657	68,641	3,016	4.4%
Gross margin	$35,663	$19,788	$15,875	80.2%
% of revenue	33.2%	22.4%
Product margin %	29.8%	14.6%
Service margin %	41.2%	39.8%
Gross margin for the first quarter of fiscal 2026 increased by $15.9 million compared with the same quarter of fiscal 2025 primarily due to higher sales volumes on higher margin products, specifically software offerings.

Research and Development

	Three Months Ended
(In thousands, except percentages)	September 26, 2025	September 27, 2024	$ Change	% Change
Research and development	$7,098	$10,408	$(3,310)	(31.8)%
% of revenue	6.6%	11.8%
Research and development expenses decreased by $3.3 million compared with the same quarter of fiscal 2025 primarily due to cost management initiatives and synergies related to acquisitions.
Selling and Administrative

	Three Months Ended
(In thousands, except percentages)	September 26, 2025	September 27, 2024	$ Change	% Change
Selling and administrative	$23,376	$24,948	$(1,572)	(6.3)%
% of revenue	21.8%	28.2%
Selling and administrative expenses decreased by $1.6 million for the first quarter of fiscal 2026 compared with the same quarter of fiscal 2025 primarily due to cost management initiatives.
Interest Expense, net

	Three Months Ended
(In thousands, except percentages)	September 26, 2025	September 27, 2024	$ Change	% Change
Interest expense, net	$1,712	$1,115	$597	53.5%
Interest expense, net increased by $0.6 million for the first quarter of fiscal 2026 compared with the same quarter of fiscal 2025 primarily due to interest expense incurred on incremental Term Loan borrowings compared to the prior year.
Other Expense, net

	Three Months Ended
(In thousands, except percentages)	September 26, 2025	September 27, 2024	$ Change	% Change
Other expense, net	$973	$710	$263	37.0%
Other expense, net increased by $0.3 million for the first quarter of fiscal 2026 compared with the same quarter of fiscal 2025, primarily as a result of foreign exchange rate movement.
Income Taxes

	Three Months Ended
(In thousands, except percentages)	September 26, 2025	September 27, 2024	$ Change	% Change
Income (loss) before income taxes	$2,504	$(17,393)	$19,897	(114.4)%
Provision for (benefit from) income taxes	$2,342	$(5,514)	$7,856	(142.5)%
The Company estimates its annual effective tax rate at the end of each quarterly period and records the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances.
The tax benefit for the first three months of fiscal 2026 was primarily due to tax benefit resulting from year-to-date losses. The tax expense for the first three months of fiscal 2025 was primarily attributable to tax expense related to U.S. and profitable foreign subsidiaries.

Liquidity, Capital Resources, and Financial Strategies
Sources of Cash
As of September 26, 2025, the Company’s total cash and cash equivalents were $64.8 million. Approximately $22.7 million was held in the United States. The remaining balance of $42.2 million, or 65%, was held outside the United States.
Operating Activities
Operating cash flows is presented as net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash used in operating activities was $(11.7) million for the first three months of fiscal 2026, compared with $(27.2) million in the prior year. The $15.4 million increase is primarily attributable to increases in net income and deferred taxes compared to the prior year.
Investing Activities
Net cash used in investing activities was $1.7 million for the first three months of fiscal 2026, compared to $21.2 million in the prior year. The $19.4 million decrease is primarily due to prior year acquisition payments associated with the NEC Transaction.
Financing Activities
Financing cash flows consist primarily of borrowings and repayments under the Company’s Credit Facility and proceeds from the exercise of employee stock options. Net cash provided by financing activities was $18.5 million for the first three months of fiscal 2026, compared with $34.3 million in the prior year. The $(15.8) million decrease is primarily due to reduced Revolver net borrowings compared to the prior year of $35 million, which was partially offset by increased borrowings on the Term Loan of $20 million.
As of September 26, 2025, the Company’s principal sources of liquidity consisted of $64.8 million in cash and cash equivalents, $72.1 million of available credit under its Credit Facility, and future collections of receivables from customers. On August 28, 2025, the Company entered into an amendment under the Credit Facility to increase the Term Loan and Revolver commitments by $20 million for each instrument. The Company regularly requires letters of credit from certain customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce its credit and sovereign risk. Historically, the Company’s primary sources of liquidity have been cash flows from operations and credit facilities.
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
The Company borrowed and repaid $25.0 million against the Revolver during the first three months of fiscal 2026 and had $15.0 million borrowings outstanding under the Revolver. As of September 26, 2025, the Company had $92.2 million outstanding under its Term Loan and during the first three months of fiscal 2026 borrowed $20.0 million and repaid $0.9 million against the Term Loan. As of September 26, 2025, the Company was in compliance with all financial covenants contained in the Credit Facility.
Critical Accounting Estimates
For information about the Company’s critical accounting estimates, see the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its fiscal 2025 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of doing business, the Company is exposed to risks associated with foreign currency exchange rates and changes in interest rates. The Company employs established policies and procedures governing the use of financial instruments to manage its exposure to such risks. Information about the Company’s market risk is presented in Part II, Item 7A in its fiscal 2025 Annual Report on Form 10-K. There have been no material changes to the Company’s market risk during the first three months of fiscal 2026.
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
From time to time, the Company enters into foreign exchange forward contracts to mitigate the change in fair value of specific non-functional currency assets and liabilities on the balance sheet. All balance sheet hedges are marked to market through earnings every period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. The Company did not have any foreign exchange forward contracts outstanding as of September 26, 2025.
Certain of the Company’s international business are transacted in non-U.S. dollar (“USD”) currencies. From time to time, the Company utilizes foreign currency hedging instruments to minimize the currency risk of non-USD transactions. The impact of translating the assets and liabilities of foreign operations to USD is included as a component of stockholders’ equity. As of September 26, 2025 and June 27, 2025, the cumulative translation adjustment decreased stockholders’ equity by $19.7 million and $18.8 million, respectively.
Interest Rate Risk
The Company’s exposure to market risk for changes in interest rates relates primarily to its cash equivalents and borrowings under its Credit Facility. Refer to Note 6. Credit Facility and Debt of the Notes for further information.
Exposure on Cash Equivalents
The Company had $64.8 million in total cash and cash equivalents as of September 26, 2025. Cash equivalents totaled $7.8 million as of September 26, 2025 and were comprised of money market funds and bank certificates of deposit. Cash equivalents have been recorded at fair value. Fair value is measured using inputs that fall into a three-level hierarchy that prioritizes the inputs used to measure fair value based on observability of such inputs. For more information on the fair value measurements of cash equivalents, refer to Note 5. Fair Value Measurements of Assets and Liabilities of the Notes for further information.
The Company’s cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. A 10% change in interest rates on the Company’s cash equivalents is not expected to have a material impact on its financial position, results of operations, or cash flows.
Exposure on Borrowings
The Company borrowed and repaid $25.0 million against the Revolver during the first three months of fiscal 2026 and had $15.0 million borrowings outstanding under the Revolver. As of September 26, 2025, the Company had $92.2 million outstanding under its Term Loan and during the first three months of fiscal 2026 borrowed $20.0 million and repaid $0.9 million against the Term Loan. As of September 26, 2025, the Company was in compliance with all financial covenants contained in the Credit Facility.
The Company’s borrowings under the current Credit Facility bear interest at either: (a) Adjusted Term SOFR plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly. As of September 26, 2025, the applicable margin on Adjusted Term SOFR and Base Rate borrowings was 2.75% and 1.75%, respectively. The effective rate of interest on the outstanding Term Loan borrowings as of September 26, 2025 was 6.7%.

A 10% change in interest rates is estimated to have a $0.6 million impact on annual interest expense on the Company’s outstanding long-term debt as of September 26, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As disclosed in the Company’s Annual Reports on Form 10-K for the fiscal years ended June 28, 2024, and June 27, 2025, the Company’s management concluded that our disclosure controls and procedures were not effective due to certain material weaknesses in internal control over financial reporting. Refer to Part II, Item 9A. Controls and Procedures in the Company’s Annual Reports on Form 10-K for the fiscal years ended June 28, 2024 and June 27, 2025, for further information.
During fiscal 2025 and continuing into the first quarter of fiscal 2026, the Company implemented actions designed to improve our internal control over financial reporting and remediate these material weaknesses, including (i) providing training to the applicable control performers related to the importance of timely execution of control activities for which they are responsible; (ii) beginning the redesign of controls over the determination of the appropriate period for revenue recognition, controls over arrangements where revenue is recognized over time and controls related to the review and approval of journal entries, and (iii) implementing a formal monitoring program to perform the necessary evaluations to ascertain whether the components of internal control are present and functioning, including implementing corrective actions as necessary.
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
The Company’s management, with the participation of our President and CEO, and Chief Financial Officer (“CFO”), completed an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of September 26, 2025. The Company’s CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were not effective as of September 26, 2025, due to the material weaknesses described above not being fully remediated as of the date of the evaluation.
Changes in Internal Controls over Financial Reporting
Except as noted above, there were no changes to our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended September 26, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of legal proceedings as of September 26, 2025, please refer to “Legal Proceedings” and “Contingent Liabilities” under Note 12. Commitments and Contingencies of the Notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which are incorporated into this item by reference.

Item 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows, and financial condition set forth under Item 1A, Risk Factors, in our fiscal 2025 Annual Report on Form 10-K filed with the SEC on September 10, 2025.
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
In November 2021, the Company’s Board of Directors approved a stock repurchase program to purchase up to $10.0 million of the Company’s common stock. As of September 26, 2025, $6.3 million remains available and Aviat may choose to suspend or discontinue the repurchase program at any time. Repurchased shares are recorded as treasury stock.
During the first quarter of fiscal 2026, the Company did not repurchase any shares of its common stock.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
On March 7, 2025, Erin Boase, General Counsel, Vice President Legal Affairs, adopted a new trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan is intended to permit Ms. Boase to sell an aggregate of 11,770 shares. Ms. Boase’s plan was originally in effect until March 7, 2026; however, Ms. Boase’s plan terminated early on July 3, 2025, as all 11,770 shares under the plan were sold.
During the three months ended September 26, 2025, no other officers or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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
10.1*¥
Third Amendment to Credit Agreement, dated August 28, 2025, by and among the Borrowers and the Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 2, 2025, File No. 001-33278).

10.2*+	Employment Agreement, dated September 10, 2025, between the Company and Andrew Fredrickson
31.1*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+	Management compensatory contract, arrangement or plan required to be filed as an exhibit pursuant to Item 15(b) of this report.
*	Filed herewith.
**	Furnished herewith.
¥	Certain portions of this exhibit were redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIAT NETWORKS, INC. (Registrant)
Date: November 4, 2025

By:	/s/ Andrew Fredrickson
Andrew Fredrickson Vice President and Interim Chief Financial Officer