Form 10-Q
period 2025-12-26
AVIAT NETWORKS, INC.
filed 2026-02-03
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of January 30, 2026 was 12,902,310.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended December 26, 2025

PART I.     FINANCIAL INFORMATION
Item 1.Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Revenues:
Product sales	$81,210	$82,312	$156,294	$143,428
Services	30,262	35,885	62,498	63,198
Total revenues	111,472	118,197	218,792	206,626
Cost of revenues:
Product sales	54,459	54,969	107,146	107,170
Services	20,912	22,342	39,882	38,782
Total cost of revenues	75,371	77,311	147,028	145,952
Gross margin	36,101	40,886	71,764	60,674
Operating expenses:
Research and development	6,409	10,222	13,507	20,630
Selling and administrative	22,384	21,279	45,760	46,227
Restructuring charges	21	1,415	21	1,415
Total operating expenses	28,814	32,916	59,288	68,272
Operating income (loss)	7,287	7,970	12,476	(7,598)
Interest expense, net	1,908	1,580	3,620	2,695
Other (income) expense, net	(2,744)	269	(1,771)	979
Income (loss) before income taxes	8,123	6,121	10,627	(11,272)
Provision for (benefit from) income taxes	2,405	1,626	4,747	(3,888)
Net income (loss)	$5,718	$4,495	$5,880	$(7,384)

Net income (loss) per share of common stock outstanding:
Basic	$0.44	$0.35	$0.46	$(0.58)
Diluted	$0.44	$0.35	$0.45	$(0.58)
Weighted-average shares outstanding:
Basic	12,856	12,689	12,808	12,667
Diluted	13,005	12,784	12,995	12,667

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Net income (loss)	$5,718	$4,495	$5,880	$(7,384)
Other comprehensive income (loss):
Net change in cumulative translation adjustments	1,151	(3,416)	242	(1,263)
Other comprehensive income (loss)	1,151	(3,416)	242	(1,263)
Comprehensive income (loss)	$6,869	$1,079	$6,122	$(8,647)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)	December 26, 2025	June 27, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$86,466	$59,690
Accounts receivable, net of allowances of $5,897 and $3,583	203,123	180,321
Unbilled receivables	90,612	105,870
Inventories	76,637	83,979
Other current assets	37,016	33,715
Total current assets	493,854	463,575
Property, plant and equipment, net	19,074	17,453
Goodwill	19,544	19,655
Intangible assets, net	25,173	26,897
Deferred income taxes	84,591	88,149
Right-of-use assets	2,805	3,113
Other assets	14,314	14,454
Total assets	$659,355	$633,296
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$145,412	$148,093
Accrued expenses	31,560	38,897
Operating lease liabilities	787	1,090
Advance payments and unearned revenue	84,452	73,735
Other current liabilities	444	1,757
Current portion of long-term debt	4,443	18,624
Total current liabilities	267,098	282,196
Long-term debt	100,931	68,966
Unearned revenue	8,579	8,063
Long-term operating lease liabilities	2,199	2,241
Other long-term liabilities	450	430
Reserve for uncertain tax positions	3,570	3,242
Deferred income taxes	4,917	4,975
Total liabilities	387,744	370,113
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 12.9 million and 12.7 million shares issued and outstanding as of December 26, 2025 and June 27, 2025, respectively	129	127
Treasury stock 0.2 million and 0.2 million shares as of December 26, 2025 and June 27, 2025, respectively	(7,076)	(7,076)
Additional paid-in-capital	868,423	866,119
Accumulated deficit	(571,292)	(577,172)
Accumulated other comprehensive loss	(18,573)	(18,815)
Total stockholders’ equity	271,611	263,183
Total liabilities and stockholders’ equity	$659,355	$633,296

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	December 26, 2025	December 27, 2024
Operating Activities
Net income (loss)	$5,880	$(7,384)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	1,393	2,790
Amortization of intangible assets	1,429	1,315
Provision for uncollectible receivables	2,341	643
Share-based compensation	2,903	3,638
Deferred taxes	2,709	(5,365)
Inventory write-downs	1,533	1,076
Non-cash lease expense	743	749
Other non-cash operating activities, net	192	436
Changes in operating assets and liabilities:
Accounts receivable	(25,262)	(13,939)
Unbilled receivables	16,250	(3,587)
Inventories	5,814	(13,960)
Accounts payable	(2,659)	27,613
Accrued expenses	(3,747)	(7,085)
Advance payments and unearned revenue	11,142	13,086
Income taxes payable	(3,242)	1,415
Other assets and liabilities	(5,244)	(7,855)
Net cash provided by (used in) operating activities	12,175	(6,414)
Investing Activities
Purchase of property, plant and equipment	(3,168)	(7,908)
Proceeds from sale of asset held for sale	—	2,589
Acquisition, net of cash acquired	—	(18,150)
Net cash used in investing activities	(3,168)	(23,469)
Financing Activities
Proceeds from revolver	50,000	35,000
Repayments of revolver	(50,000)	(35,000)
Proceeds from term loan	20,000	75,000
Repayments of term loan	(2,090)	(48,750)
Payments of deferred financing costs	(204)	(529)
Payments of deferred consideration for acquisitions	—	(5,815)
Payments for repurchase of common stock - treasury shares	—	(499)
Payments for taxes related to net settlement of equity awards	(807)	(886)
Proceeds from issuance of common stock under employee stock plans	210	96
Net cash provided by financing activities	17,109	18,617
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	539	(174)
Net increase (decrease) in cash, cash equivalents, and restricted cash	26,655	(11,440)
Cash, cash equivalents, and restricted cash, beginning of period	62,013	64,934
Cash, cash equivalents, and restricted cash, end of period	$88,668	$53,494

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended December 26, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	$ Amount
Balance as of September 26, 2025	12,802	$128	$(7,076)	$867,318	$(577,010)	$(19,724)	$263,636
Net income	—	—	—	—	5,718	—	5,718
Other comprehensive income	—	—	—	—	—	1,151	1,151
Issuance of common stock under employee stock plans	102	1	—	(1)	—	—	—
Shares withheld for taxes related to vesting of equity awards	(11)	—	—	(242)	—	—	(242)
Share-based compensation	—	—	—	1,348	—	—	1,348
Balance as of December 26, 2025	12,893	$129	$(7,076)	$868,423	$(571,292)	$(18,573)	$271,611

	Three Months Ended December 27, 2024
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	$ Amount
Balance as of September 27, 2024	12,676	$127	$(6,479)	$861,023	$(590,392)	$(17,167)	$247,112
Net income	—	—	—	—	4,495	—	4,495
Other comprehensive loss	—	—	—	—	—	(3,416)	(3,416)
Issuance of common stock under employee stock plans	50	—	—	96	—	—	96
Shares withheld for taxes related to vesting of equity awards	(7)	—	—	(175)	—	—	(175)
Share-based compensation	—	—	—	1,974	—	—	1,974
Balance as of December 27, 2024	12,684	$127	$(6,978)	$862,918	$(585,897)	$(20,583)	$249,587

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

	Six Months Ended December 26, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	$ Amount
Balance as of June 27, 2025	12,740	$127	$(7,076)	$866,119	$(577,172)	$(18,815)	$263,183
Net income	—	—	—	—	5,880	—	5,880
Other comprehensive income	—	—	—	—	—	242	242
Issuance of common stock under employee stock plans	189	2	—	208	—	—	210
Shares withheld for taxes related to vesting of equity awards	(36)	—	—	(807)	—	—	(807)
Share-based compensation	—	—	—	2,903	—	—	2,903
Balance as of December 26, 2025	12,893	$129	$(7,076)	$868,423	$(571,292)	$(18,573)	$271,611

	Six Months Ended December 27, 2024
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	$ Amount
Balance as of June 28, 2024	12,622	$126	$(6,479)	$860,071	$(578,513)	$(19,320)	$255,885
Net loss	—	—	—	—	(7,384)	—	(7,384)
Other comprehensive loss	—	—	—	—	—	(1,263)	(1,263)
Issuance of common stock under employee stock plans	130	1	—	95	—	—	96
Shares withheld for taxes related to vesting of equity awards	(33)	—	—	(886)	—	—	(886)
Stock repurchase	(35)	—	(499)	—	—	—	(499)
Share-based compensation	—	—	—	3,638	—	—	3,638
Balance as of December 27, 2024	12,684	$127	$(6,978)	$862,918	$(585,897)	$(20,583)	$249,587

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information, and Aviat has made estimates, assumptions and judgments affecting the amounts reported in its unaudited condensed consolidated financial statements and the accompanying notes, as discussed in greater detail below. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of the Company’s management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of its financial position, results of operations and cash flows for such periods. The results for the six months ended December 26, 2025 are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in Aviat’s Annual Report on Form 10-K for the fiscal year ended June 27, 2025.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated. Certain amounts in the financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.
Aviat’s fiscal year includes 52 or 53 weeks and ends on the Friday nearest to June 30. The three months ended December 26, 2025 and December 27, 2024 both consisted of 13 weeks. Fiscal year 2026 contains 53 weeks and will end on July 3, 2026. Fiscal year 2025 contained 52 weeks and ended on June 27, 2025.
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
Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies as of and for the six months ended December 26, 2025, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2025.

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
Note 2. Net Income (Loss) Per Share of Common Stock
The following table presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Numerator:
Net income (loss)	$5,718	$4,495	$5,880	$(7,384)

Denominator:
Weighted-average shares outstanding, basic	12,856	12,689	12,808	12,667
Effect of potentially dilutive equivalent shares	149	95	187	—
Weighted-average shares outstanding, diluted	13,005	12,784	12,995	12,667

Net income (loss) per share of common stock outstanding:
Basic	$0.44	$0.35	$0.46	$(0.58)
Diluted	$0.44	$0.35	$0.45	$(0.58)

The following table summarizes the weighted-average equity awards that were excluded from the diluted net income (loss) per share calculations since they were anti-dilutive:

	Three Months Ended		Six Months Ended
(In thousands)	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Stock options	269	327	274	385
Restricted stock units and performance stock units	269	421	157	175
Total shares of common stock excluded	538	748	431	560

Note 3. Revenue Recognition
Contract Balances

(In thousands)	December 26, 2025	June 27, 2025
Contract assets
Accounts receivable, net	$203,123	$180,321
Unbilled receivables	90,612	105,870
Capitalized commissions	2,466	3,921
Contract liabilities
Advance payments and unearned revenue	$84,452	$73,735
Unearned revenue, long-term	8,579	8,063
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
As of December 26, 2025, the Company reported $93.0 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 90% is expected to be recognized as revenue in the next twelve months and the remainder thereafter. Approximately $25.1 million and $47.1 million of revenue was recognized during the three and six months ended December 26, 2025, respectively, which was included in advance payments and unearned revenue at June 27, 2025.
Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $135.3 million at December 26, 2025 relating to long-term field service projects. Of this amount, approximately 50% is expected to be recognized as revenue during the next 12 months, with the remaining amount to be recognized thereafter.

Note 4. Balance Sheet Components
Cash, Cash equivalents, and Restricted cash
The following provides a summary of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that reconciles to the corresponding amount in the unaudited condensed consolidated statement of cash flows:

(In thousands)	December 26, 2025	June 27, 2025
Cash and cash equivalents	$86,466	$59,690
Restricted cash included in long-term other assets	2,202	2,323
Total cash, cash equivalents, and restricted cash	$88,668	$62,013
Inventories

(In thousands)	December 26, 2025	June 27, 2025
Finished products	$44,285	$55,972
Raw materials and supplies	31,171	26,273
Customer service inventories	1,181	1,734
Total inventories	$76,637	$83,979
Consigned inventories included within raw materials and supplies	$21,624	$21,047

The Company records charges to adjust inventories due to excess and obsolete inventory resulting from lower sales forecasts, product transitioning or discontinuance. The charges incurred during the three and six months ended December 26, 2025 and December 27, 2024 were included in cost of product sales as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Excess and obsolete inventory	$423	$303	$485	$613
Customer service inventory write-downs	77	272	90	463
Total charges	$500	$575	$575	$1,076
Other Current Assets

(In thousands)	December 26, 2025	June 27, 2025
Prepaid and other current assets	$13,822	$14,423
Taxes	10,289	10,128
Contract manufacturing assets	12,905	9,164
Total other current assets	$37,016	$33,715

Property, Plant and Equipment, net

(In thousands)	December 26, 2025	June 27, 2025
Buildings and leasehold improvements	$2,086	$2,086
Software and equipment	81,083	77,566
Total property, plant and equipment, gross	83,169	79,652
Less: accumulated depreciation	(64,095)	(62,199)
Total property, plant and equipment, net	$19,074	$17,453

Included in the total property, plant and equipment, gross were $12.3 million and $10.3 million of assets in progress which have not been placed in service as of December 26, 2025 and June 27, 2025, respectively.
Depreciation expense related to property, plant and equipment, was $0.9 million and 1.5 million for the three months ended December 26, 2025 and December 27, 2024, respectively. Depreciation expense related to property, plant and equipment, was $1.4 million and $2.8 million for the six months ended December 26, 2025 and December 27, 2024, respectively.
Accrued Expenses

(In thousands)	December 26, 2025	June 27, 2025
Taxes	$8,850	$12,467
Compensation and benefits	10,746	9,929
Project costs	356	4,573
Warranties	3,283	3,352
Professional fees	913	1,412
Commissions	1,577	1,311
Other	5,835	5,853
Total accrued expenses	$31,560	$38,897
The Company accrues for the estimated cost to repair or replace products under warranty. Changes in the warranty liability were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Balance as of the beginning of the period	$3,542	$3,510	$3,352	$2,996
Warranty provision recorded during the period	86	714	855	1,258
Assumed in acquisition	—	—	—	406
Consumption during the period	(345)	(298)	(924)	(734)
Balance as of the end of the period	$3,283	$3,926	$3,283	$3,926
Advance Payments and Unearned Revenue

(In thousands)	December 26, 2025	June 27, 2025
Advance payments	$17,861	$11,812
Unearned revenue	66,591	61,923
Total advance payments and unearned revenue	$84,452	$73,735
Excluded from the balances above are $8.6 million and $8.1 million in long-term unearned revenue as of December 26, 2025 and June 27, 2025, respectively.

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
The estimated fair values and valuation input levels of assets and liabilities that are measured at fair value on a recurring basis as of December 26, 2025 and June 27, 2025 were as follows:

(In thousands)	December 26, 2025	June 27, 2025	Valuation Inputs
Assets:
Cash and cash equivalents:
Money market funds	$4,038	$2,782	Level 1
Bank certificates of deposit	4,377	3,660	Level 2
Marketable securities	391	453	Level 1
Items are classified within Level 1 if quoted prices are available in active markets. The Company’s Level 1 items are primarily money market funds and marketable securities. As of December 26, 2025 and June 27, 2025, the money market funds were valued at $1.00 net asset value per share.
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
As of December 26, 2025, the available credit under the Revolver was $70.4 million, reflecting the available limit of $95 million less outstanding borrowings of $15 million and outstanding letters of credit of $9.6 million. The Company borrowed and repaid $50.0 million against the Revolver during the six months ended December 26, 2025. The Company borrowed $20.0 million and repaid $2.1 million against the Term Loan during the six months ended December 26, 2025.

The following summarizes the Company’s outstanding long-term debt as of December 26, 2025:

(In thousands)
Revolver	$15,000
Term loan	91,035
Less: unamortized deferred financing costs	(661)
Total debt	105,374
Less: current portion of long-term debt	(4,443)
Total long-term debt	$100,931
Outstanding borrowings under the Credit Facility bear interest at either: (a) Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly. As of December 26, 2025, the applicable margin on Adjusted Term SOFR and Base Rate borrowings was 2.75% and 1.75%, respectively. The effective rate of interest on the outstanding Term Loan borrowings as of December 26, 2025 was 6.6%.
The Credit Facility requires the Company and its subsidiaries to maintain a fixed charge coverage ratio to be greater than 1.25 to 1.00 as of the last day of any fiscal quarter of the Company. The Credit Facility also requires that the Company maintain a maximum leverage ratio of 3.00 times EBITDA, with a step-down to 2.75 times EBITDA after four full quarters, and 2.50 times EBITDA after eight full quarters. The Credit Facility contains customary affirmative and negative covenants, including, among others, covenants limiting the ability of the Company and its subsidiaries to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to customary exceptions. As of December 26, 2025, the Company was in compliance with all financial covenants contained in the Credit Facility.
As of December 26, 2025, scheduled maturities of outstanding long-term debt by fiscal year are as follows:

(In thousands)
Remainder of 2026	$2,305
2027	6,914
2028	10,371
2029	11,523
2030	74,922
Total	$106,035
Note 7. Restructuring
The following table summarizes restructuring related activities during the six months ended December 26, 2025:

(In thousands)	Employee Severance and Benefits	Facilities and Other	Total
Balance as of June 27, 2025	$1,757	$—	$1,757
Charges, net	—	—	—
Cash payments	(687)	—	(687)
Balance as of September 26, 2025	$1,070	$—	$1,070
Charges, net	—	21	21
Cash payments	(626)	(21)	(647)
Balance as of December 26, 2025	$444	$—	$444
As of December 26, 2025, the accrued restructuring balance of $0.4 million was included in other current liabilities on the unaudited condensed consolidated balance sheets. Included in the above were positions identified for termination that have not been executed from a restructuring perspective.

Fiscal 2025 Plans
During fiscal 2025, the Company’s Board of Directors approved restructuring plans, primarily associated with reductions in workforce in certain of the Company’s operations to optimize skill sets and align cost structure. The fiscal 2025 plans are expected to be completed through the end of fiscal 2026.
Note 8. Stockholders’ Equity
Stock Repurchase Program
In November 2021, the Company’s Board of Directors approved a stock repurchase program to purchase up to $10.0 million of the Company’s common stock. As of December 26, 2025, $6.3 million remains available and Aviat may choose to suspend or discontinue the repurchase program at any time. Repurchased shares are recorded as treasury stock. During the second quarter of fiscal 2026, the Company did not repurchase any shares of its common stock.

Stock Incentive Programs
As of December 26, 2025, the Company had one stock incentive plan for its employees and non-employee directors, the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units.
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
During the six months ended December 26, 2025, the Company granted 223,092 restricted stock units and 128,629 performance share awards.
The Company recognizes compensation cost for share-based payment awards on a straight-line basis over the requisite service period. For awards with a performance condition vesting feature, share-based compensation costs are recognized when achievement of the performance conditions is considered probable. Forfeitures are recognized as they occur.
Total compensation expense for share-based awards included in the unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
By Expense Category:
Cost of revenues	$35	$111	$68	$215
Research and development	(8)	164	63	307
Selling and administrative	1,321	1,699	2,772	3,116
Total share-based compensation expense	$1,348	$1,974	$2,903	$3,638
By Type of Award:
Options	$140	$275	$332	$602
Restricted stock and performance share awards and units	1,208	1,699	2,571	3,036
Total share-based compensation expense	$1,348	$1,974	$2,903	$3,638

As of December 26, 2025, there was approximately $0.4 million of total unrecognized compensation expense related to non-vested stock options granted which is expected to be recognized over a weighted-average period of 0.67 years. As of December 26, 2025, there was $11.0 million of total unrecognized compensation expense related to non-vested stock awards which is expected to be recognized over a weighted-average period of 2.00 years.
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
The Company reports revenue by region and country based on the location where its customers accept delivery of products and services. Revenue by region for the three and six months ended December 26, 2025 and December 27, 2024 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
North America	$52,901	$57,962	$105,548	$100,187
Africa and the Middle East	14,626	12,674	27,422	23,124
Europe	11,425	8,347	18,985	13,947
Latin America and Asia Pacific	32,520	39,214	66,837	69,368
Total revenue	$111,472	$118,197	$218,792	$206,626

Revenue by country comprising more than 10% of total revenue for the three and six months ended December 26, 2025 and December 27, 2024 was as follows:

(In thousands)	Revenue	% of Total Revenue
Three Months Ended December 26, 2025
United States	$50,954	45.7%
Six Months Ended December 26, 2025
United States	$102,289	46.8%
India	23,772	10.9
Three Months Ended December 27, 2024
United States	$51,535	43.6%
Six Months Ended December 27, 2024
United States	$90,040	43.6%

During the three and six months ended December 26, 2025 revenues from one customer represented 8.8% and 10.7% of total revenue, respectively, and during the three and six months ended December 27, 2024 revenues from one customer represented 5.3% and 10.6% of total revenue, respectively.

Long-lived assets, consisting primarily of net property, plant and equipment and operating lease right-of-use assets, by geographic areas based on physical location as of December 26, 2025 and June 27, 2025 were as follows:

(In thousands)	December 26, 2025	June 27, 2025
United States	$5,112	$6,074
Slovenia	8,764	7,760
New Zealand	2,528	1,598
Singapore	2,561	2,263
Other countries	2,914	2,871
Total	$21,879	$20,566
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
The determination of income taxes for the six months ended December 26, 2025 and December 27, 2024 was based on the Company’s estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. The tax expense for the six months ended December 26, 2025 was primarily related to U.S. and profitable foreign subsidiaries. The tax benefit for the six months ended December 27, 2024 was primarily resulting from year-to-date losses.
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
The Company continues to have a valuation allowance against certain foreign deferred tax assets. However, given the Company’s current earnings and anticipated future earnings outside of the United States, the Company believes there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow the Company to conclude a significant portion of this valuation allowance will no longer be needed. Release of the valuation allowance would result in recognition of certain deferred tax assets, and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation release are subject to change on the basis of the level of profitability that the Company is able to achieve.
Interest and penalties related to unrecognized tax benefits are accounted for as part of the provision for federal, foreign, and state income taxes. Such interest expense was not material for the six months ended December 26, 2025 and December 27, 2024.
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

Note 12. Commitments and Contingencies
Purchase Orders and Other Commitments
From time to time in the normal course of business, the Company may enter into purchasing agreements with its suppliers that require the Company to accept delivery of and remit full payment for (i) finished products that it has ordered, (ii) finished products that it requested be held as safety stock, and (iii) work in process started on its behalf, in the event it cancels or terminates the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and the Company has no present intention to cancel or terminate any of these agreements, the Company currently does not believe that it has any future liability under these agreements. As of December 26, 2025, the Company had outstanding purchase obligations with its suppliers or contract manufacturers of $40.7 million. In addition, the Company had purchase obligations of approximately $7.8 million associated with software as a service and software maintenance support.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies, or other financial institutions are contingent commitments issued to guarantee performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations, and similar transactions, or to ensure performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of December 26, 2025, the Company had no guarantees applicable to its debt arrangements.
The Company has entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements, and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of December 26, 2025, the Company had commercial commitments outstanding of $40.3 million, that were not recorded on the unaudited condensed consolidated balance sheets. The Company does not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on these performance guarantees in the future.
The following table presents details of the Company’s commercial commitments:

(In thousands)	December 26, 2025
Letters of credit	$9,556
Bonds	30,733
$40,289
Indemnifications
Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s products infringe the intellectual property rights of a third party. As of December 26, 2025, the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its products; the Company has not received any request to defend any customers from infringement claims arising from the use of its products; and the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. As of December 26, 2025, the Company had not recorded any liabilities related to these indemnifications.

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
On August 13, 2025 and October 21, 2025, NEC issued letters of arbitration to the Company originally demanding $19 million of additional component purchases, which the Company believes is unfounded and not required under the Manufacturing Supply Agreement (“MSA”). NEC further demanded the escrow under the Purchase Agreement. The NEC arbitration letters also included a demand for payment of the outstanding accounts payable balances which are reflected in Accounts payable of the Company’s consolidated balance sheets and disclosed in Note 14. Related Party Transactions. As of December 26, 2025, the Company cannot predict the outcome of these matters and is asserting certain counterclaims and continues to work through the arbitration process. As such, no loss accrual is deemed necessary. The Company will continue to evaluate the proceedings and the expected outcome of this matter.
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
In March 2016, an enforcement action by the Indian Department of Revenue, Ministry of Finance was brought against Aviat’s subsidiary Aviat Networks (India) Private Limited (“Aviat India”) relating to the non-realization of intercompany receivables and non-payment of intercompany payables, which originated from 1999 to 2012, within the time frames dictated by the Indian regulations under the Foreign Exchange Management Act. In November 2017, the Indian Department of Revenue, Ministry of Finance also initiated a similar action against Telsima Communications Private Limited (“Telsima India”), a subsidiary of the Company, relating to the non-realization of intercompany receivables and non-payment of intercompany payables which originated from the period prior to the acquisition of Telsima India in February 2009. In September 2019, the directors of Aviat India appeared before the Ministry of Finance Enforcement Directorate. The Company appeared before the Joint Director of Enforcement to review the transactions at issue in March 2024, and again on May 22, 2025 to provide additional information. No subsequent hearing date has been scheduled as of December 26, 2025. The Company has accrued an immaterial amount representing the estimated probable loss for which it would settle the matter. The Company currently cannot form an estimate of the range of loss in excess of its amounts already accrued. If the outcome of this matter is greater than the current immaterial amount accrued, the Company intends to dispute it vigorously.
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

Note 13. Goodwill and Intangible Assets
The following presents details of goodwill and intangible assets:

(In thousands)	December 26, 2025	June 27, 2025
Goodwill	$19,544	$19,655

The Company performs its annual goodwill impairment test on the first day of its fourth fiscal quarter. No indicators of impairment were identified during the current period that required the Company to perform an interim assessment or recoverability test.

(In thousands, except useful life)	Useful life in Years	December 26, 2025	June 27, 2025
Intangible assets:
Technology	7	$4,932	$4,998
Patents	10	690	690
Customer relationships	10 — 15	23,763	24,022
Trade names	3 — 16	1,619	1,630
Total gross intangible assets		$31,004	$31,340
Accumulated amortization		(5,831)	(4,443)
Total net intangible assets		$25,173	$26,897

Amortization of finite-lived intangibles for the three and six months ended December 26, 2025 was $0.7 million and $1.4 million, respectively, and is included in selling and administrative expenses. There were no impairment charges recorded for the three and six months ended December 26, 2025.
As of December 26, 2025, the estimated future amortization expense of finite-lived intangible assets is as follows (in thousands):

Remainder of 2026	$1,426
2027	2,853
2028	2,757
2029	2,757
2030	2,757
Thereafter	12,623
Total	$25,173

Note 14. Related Party Transactions
NEC Corporation
On November 30, 2023, the Company completed the NEC Transaction. See Note 11. Acquisitions for further information. A portion of the total consideration in the NEC Transaction included the issuance of 736,750 shares in Company common stock to NEC. The Company and NEC entered into a Registration Rights and Lock-Up Agreement, restricting NEC’s ability to transfer shares (the “Lock-Up”), except for certain limited exceptions as provided in the Registration Rights and Lock-Up Agreement, until one day after the one-year anniversary of the acquisition date (the “Initial Lock-Up Expiration Date”). Starting one day after the Initial Lock-Up Expiration Date, one-twelfth of the issued shares shall be released from the Lock-Up each month, such that all issued shares shall be released from Lock-Up by the two-year anniversary of the acquisition date. Pursuant to the Purchase Agreement, NEC has the right to nominate a director to the Company’s Board of Directors from the acquisition date and for a period of two years thereafter. The Lock-Up and NEC’s director nomination right expired on November 30, 2025. As of December 26, 2025, NEC held approximately 5.7% of the Company’s outstanding common stock.
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
A summary of the related party activity between the Company and NEC is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Transition services received	$—	$1,150	$—	$1,895
Research and development services received	—	2,388	—	5,401
Purchase of inventories	2,311	15,046	7,667	23,339
The Company’s outstanding related party balances with NEC included in the unaudited condensed consolidated balance sheets are as follows:

(In thousands)	December 26, 2025	June 27, 2025
Accounts receivable, net	$3,381	$8,223
Accounts payable	35,855	41,670

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

Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2026 and 2025 Results
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Aviat’s results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited condensed consolidated financial statements and accompanying notes. In the discussion herein, the fiscal year ending July 3, 2026 is referred to as “fiscal 2026” or “2026” and the fiscal year ended June 27, 2025 is referred to as “fiscal 2025” or “2025.”

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
Operations Review
The market for mobile backhaul continued to be the Company’s primary addressable market segment globally in the first six months of fiscal 2026. In North America, the Company supported 5G and long-term evolution (“LTE”) deployments of its mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, the Company’s business continued to rely on a combination of customers increasing their capacity to handle subscriber growth and the ongoing build-out of some large LTE and 5G deployments. Aviat’s position continues to be to support its customers for 5G and LTE readiness and ensure that its technology roadmap is well aligned with evolving market requirements. Aviat’s strength in turnkey and after-sale support services is a differentiating factor that wins business for the Company and enables it to expand its business with existing customers. Additionally, Aviat operates an e-commerce platform that provides low-cost services, simple experience, and fast delivery to mobile operators and private network customers. In early 2025, U.S. tariffs on foreign imports were introduced. Aviat will attempt to mitigate these tariffs; however, as disclosed above and in the “Risk Factors” section in Item 1A of its Annual Report on Form 10-K filed with the SEC on September 10, 2025, a number of factors could prevent the Company from achieving its objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that it serves.
Revenue
The Company manages its sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe, and (3) Latin America and Asia Pacific. Revenue by region for the three and six months ended December 26, 2025 and December 27, 2024 and the related changes were as follows:

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 26, 2025	December 27, 2024	$ Change	% Change	December 26, 2025	December 27, 2024	$ Change	% Change
North America	$52,901	$57,962	$(5,061)	(8.7)%	$105,548	$100,187	$5,361	5.4%
Africa and the Middle East	14,626	12,674	1,952	15.4%	27,422	23,124	4,298	18.6%
Europe	11,425	8,347	3,078	36.9%	18,985	13,947	5,038	36.1%
Latin America and Asia Pacific	32,520	39,214	(6,694)	(17.1)%	66,837	69,368	(2,531)	(3.6)%
Total revenue	$111,472	$118,197	$(6,725)	(5.7)%	$218,792	$206,626	$12,166	5.9%
Revenue in North America decreased by $5.1 million during the second quarter of fiscal 2026 compared with the same period of fiscal 2025 primarily due to lower demand for products of 19%, partially offset by higher demand of services by 12%, across mobile network operators and private network customers. Revenue in North America increased by $5.4 million during the first six months of fiscal 2026 compared with the same period of fiscal 2025, primarily due to higher demand for service and product offerings of 13% and 3%, respectively, across private network customers and mobile networks operators.
Revenue in Africa and the Middle East increased by $2.0 million during the second quarter of fiscal 2026 compared with the same period of fiscal 2025 primarily due to increases in demand for products and services of 20% and 7%, respectively, across mobile network operators and private network customers. Additionally, demand for software offerings increased by 15% compared with the same period of fiscal 2025. Revenue in Africa and the Middle East increased by $4.3 million during the first six months of fiscal 2026 compared with the same period of fiscal 2025, primarily due to increases in demand for services and products of 36% and 17%, respectively, for mobile network operators and private network customers.

Revenue in Europe increased by $3.1 million during the second quarter of fiscal 2026 compared with the same period of fiscal 2025 primarily due to increases in demand of services of 56% from project timing, increase in product demand of 35% for mobile network operators, and a 20% increase in demand of software offerings. Revenue in Europe increased by $5.0 million during the first six months of fiscal 2026 compared with the same period of fiscal 2025. The increase for the first six months of fiscal 2026 was primarily due to increases in demand for product and software offerings of 54% and 46%, respectively, for mobile network operators.
Revenue in Latin America and Asia Pacific decreased by $6.7 million during the second quarter of fiscal 2026 compared with the same period of fiscal 2025 primarily due to lower demand for services of 61%, partially offset by an increase of 36% on software offerings. Revenue in Latin America and Asia Pacific decreased by $2.5 million during the first six months of fiscal 2026 compared with the same period of fiscal 2025 primarily due to due to lower demand for services and products of 31% and 14% respectively, partially offset by an increase of 139% on software offerings.

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 26, 2025	December 27, 2024	$ Change	% Change	December 26, 2025	December 27, 2024	$ Change	% Change
Product sales	$81,210	$82,312	$(1,102)	(1.3)%	$156,294	$143,428	$12,866	9.0%
Services	30,262	35,885	(5,623)	(15.7)%	62,498	63,198	(700)	(1.1)%
Total revenue	$111,472	$118,197	$(6,725)	(5.7)%	$218,792	$206,626	$12,166	5.9%
Revenue from product sales decreased by 1.3% and revenue from services decreased by 15.7% for the second quarter of fiscal 2026 compared with the same quarter of fiscal 2025. Revenue from product sales increased by 9.0% and revenue from services decreased by 1.1% for the first six months of fiscal 2026 compared with the same period of fiscal 2025. The changes were primarily due to the factors discussed above.
Gross Margin

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 26, 2025	December 27, 2024	$ Change	% Change	December 26, 2025	December 27, 2024	$ Change	% Change
Revenue	$111,472	$118,197	$(6,725)	(5.7)%	$218,792	$206,626	$12,166	5.9%
Cost of revenue	75,371	77,311	(1,940)	(2.5)%	147,028	145,952	1,076	0.7%
Gross margin	$36,101	$40,886	$(4,785)	(11.7)%	$71,764	$60,674	$11,090	18.3%
% of revenue	32.4%	34.6%			32.8%	29.4%
Product margin %	32.9%	33.2%			31.4%	25.3%
Service margin %	30.9%	37.7%			36.2%	38.6%
Gross margin for the second quarter of fiscal 2026 decreased by $4.8 million compared with the same quarter of fiscal 2025 primarily due to higher volumes on lower margin products. Gross margin for the first six months of fiscal 2026 increased by $11.1 million due to higher sales volumes on higher margin products, specifically software offerings.
Research and Development

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 26, 2025	December 27, 2024	$ Change	% Change	December 26, 2025	December 27, 2024	$ Change	% Change
Research and development	$6,409	$10,222	$(3,813)	(37.3)%	$13,507	$20,630	$(7,123)	(34.5)%
% of revenue	5.7%	8.6%			6.2%	10.0%
Research and development expenses decreased by $3.8 million and $7.1 million for the three and six months ended December 26, 2025, respectively, compared with the same periods in fiscal 2025, primarily due to cost management initiatives and synergies related to acquisitions.

Selling and Administrative

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 26, 2025	December 27, 2024	$ Change	% Change	December 26, 2025	December 27, 2024	$ Change	% Change
Selling and administrative	$22,384	$21,279	$1,105	5.2%	$45,760	$46,227	$(467)	(1.0)%
% of revenue	20.1%	18.0%			20.9%	22.4%
Selling and administrative expenses increased by $1.1 million for the second quarter of fiscal 2026 compared with the same quarter of fiscal 2025 primarily due to higher administrative costs. Selling and administrative expenses decreased by $0.5 million for the first six months of fiscal 2026 compared with the same quarter of fiscal 2025 primarily due to cost management initiatives.
Interest Expense, net

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 26, 2025	December 27, 2024	$ Change	% Change	December 26, 2025	December 27, 2024	$ Change	% Change
Interest expense, net	$1,908	$1,580	$328	20.8%	$3,620	$2,695	$925	34.3%
Interest expense, net increased by $0.3 million and $0.9 million for the three and six months ended December 26, 2025, respectively, primarily due to interest expense incurred on incremental Term Loan borrowings compared to the prior year period.
Other Expense, net

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 26, 2025	December 27, 2024	$ Change	% Change	December 26, 2025	December 27, 2024	$ Change	% Change
Other (income) expense, net	$(2,744)	$269	$(3,013)	(1,120.1)%	$(1,771)	$979	$(2,750)	(280.9)%
Other (income) expense, net decreased by $3.0 million and $2.8 million for the three and six months ended December 26, 2025, respectively, compared with the same quarter of fiscal 2025 primarily as a result of foreign exchange rate movement.
Income Taxes

	Three Months Ended				Six Months Ended
(In thousands, except percentages)	December 26, 2025	December 27, 2024	$ Change	% Change	December 26, 2025	December 27, 2024	$ Change	% Change
Income (loss) before income taxes	$8,123	$6,121	$2,002	32.7%	$10,627	$(11,272)	$21,899	(194.3)%
Provision for (benefit from) income taxes	$2,405	$1,626	$779	47.9%	$4,747	$(3,888)	$8,635	(222.1)%
The Company estimates its annual effective tax rate at the end of each quarterly period and records the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances.
The tax expense for the first six months of fiscal 2026 was primarily attributable to tax expense related to U.S. and profitable foreign subsidiaries. The tax benefit for the first six months of fiscal 2025 was primarily resulting from year-to-date losses.
Liquidity, Capital Resources, and Financial Strategies
Sources of Cash
As of December 26, 2025, the Company’s total cash and cash equivalents were $86.5 million. Approximately $33.3 million was held in the United States. The remaining balance of $53.2 million, or 62%, was held outside the United States.

Operating Activities
Operating cash flows is presented as net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash provided by (used in) operating activities was $12.2 million for the first six months of fiscal 2026, compared with $(6.4) million in the prior year. The $18.6 million increase is primarily attributable to net income along with decreases in inventory, unbilled, and deferred taxes which was partially offset by an increase in accounts receivable and a decrease in accounts payable.
Investing Activities
Net cash used in investing activities was $3.2 million for the first six months of fiscal 2026, compared to $23.5 million in the prior year. The $20.3 million decrease is primarily due to the absence of prior year acquisition payments associated with the NEC Transaction in the current year.
Financing Activities
Financing cash flows consist primarily of borrowings and repayments under the Company’s Credit Facility and proceeds from the exercise of employee stock options. Net cash provided by financing activities was $17.1 million for the first six months of fiscal 2026, compared with $18.6 million in the prior year. The $1.5 million decrease is primarily due to reduced net Term Loan borrowings of $17.9 million compared to $26.3 million in the prior year and the absence of prior year payments of deferred consideration for acquisitions of $5.8 million.
As of December 26, 2025, the Company’s principal sources of liquidity consisted of $86.5 million in cash and cash equivalents, $74.4 million of available credit under its Credit Facility, and future collections of receivables from customers. On August 28, 2025, the Company entered into an amendment under the Credit Facility to increase the Term Loan and Revolver commitments by $20 million for each instrument. The Company regularly requires letters of credit from certain customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce its credit and sovereign risk. Historically, the Company’s primary sources of liquidity have been cash flows from operations and credit facilities.
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
The Company borrowed and repaid $50.0 million against the Revolver during the first six months of fiscal 2026 and had $15.0 million borrowings outstanding under the Revolver. As of December 26, 2025, the Company had $91.0 million outstanding under its Term Loan and during the first six months of fiscal 2026 borrowed $20.0 million and repaid $2.1 million against the Term Loan. As of December 26, 2025, the Company was in compliance with all financial covenants contained in the Credit Facility.
Critical Accounting Estimates
For information about the Company’s critical accounting estimates, see the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its fiscal 2025 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of doing business, the Company is exposed to risks associated with foreign currency exchange rates and changes in interest rates. The Company employs established policies and procedures governing the use of financial instruments to manage its exposure to such risks. Information about the Company’s market risk is presented in Part II, Item 7A in its fiscal 2025 Annual Report on Form 10-K. There have been no material changes to the Company’s market risk during the first six months of fiscal 2026.

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
From time to time, the Company enters into foreign exchange forward contracts to mitigate the change in fair value of specific non-functional currency assets and liabilities on the balance sheet. All balance sheet hedges are marked to market through earnings every period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. The Company did not have any foreign exchange forward contracts outstanding as of December 26, 2025.
Certain of the Company’s international business are transacted in non-U.S. dollar (“USD”) currencies. From time to time, the Company utilizes foreign currency hedging instruments to minimize the currency risk of non-USD transactions. The impact of translating the assets and liabilities of foreign operations to USD is included as a component of stockholders’ equity. As of December 26, 2025 and June 27, 2025, the cumulative translation adjustment decreased stockholders’ equity by $18.6 million and $18.8 million, respectively.
Interest Rate Risk
The Company’s exposure to market risk for changes in interest rates relates primarily to its cash equivalents and borrowings under its Credit Facility. Refer to Note 6. Credit Facility and Debt of the Notes for further information.
Exposure on Cash Equivalents
The Company had $86.5 million in total cash and cash equivalents as of December 26, 2025. Cash equivalents totaled $8.4 million as of December 26, 2025 and were comprised of money market funds and bank certificates of deposit. Cash equivalents have been recorded at fair value. Fair value is measured using inputs that fall into a three-level hierarchy that prioritizes the inputs used to measure fair value based on observability of such inputs. For more information on the fair value measurements of cash equivalents, refer to Note 5. Fair Value Measurements of Assets and Liabilities of the Notes for further information.
The Company’s cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. A 10% change in interest rates on the Company’s cash equivalents is not expected to have a material impact on its financial position, results of operations, or cash flows.
Exposure on Borrowings
The Company borrowed and repaid $50.0 million against the Revolver during the first six months of fiscal 2026 and had $15.0 million borrowings outstanding under the Revolver. As of December 26, 2025, the Company had $91.0 million outstanding under its Term Loan and during the first six months of fiscal 2026 borrowed $20.0 million and repaid $2.1 million against the Term Loan. As of December 26, 2025, the Company was in compliance with all financial covenants contained in the Credit Facility.
The Company’s borrowings under the current Credit Facility bear interest at either: (a) Adjusted Term SOFR plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly. As of December 26, 2025, the applicable margin on Adjusted Term SOFR and Base Rate borrowings was 2.75% and 1.75%, respectively. The effective rate of interest on the outstanding Term Loan borrowings as of December 26, 2025 was 6.6%.
A 10% change in interest rates is estimated to have a $0.6 million impact on annual interest expense on the Company’s outstanding long-term debt as of December 26, 2025.

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
During fiscal 2025 and continuing into the second quarter of fiscal 2026, the Company implemented actions designed to improve our internal control over financial reporting and remediate these material weaknesses, including (i) providing training to the applicable control performers related to the importance of timely execution of control activities for which they are responsible; (ii) beginning the redesign of controls over the determination of the appropriate period for revenue recognition, controls over arrangements where revenue is recognized over time and controls related to the review and approval of journal entries, and (iii) implementing a formal monitoring program to perform the necessary evaluations to ascertain whether the components of internal control are present and functioning, including implementing corrective actions as necessary.
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
The Company’s management, with the participation of our President and CEO, and Chief Financial Officer (“CFO”), completed an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of December 26, 2025. The Company’s CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were not effective as of December 26, 2025, due to the material weaknesses described above not being fully remediated as of the date of the evaluation.
Changes in Internal Controls over Financial Reporting
Except as noted above, there were no changes to our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended December 26, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of legal proceedings as of December 26, 2025, please refer to “Legal Proceedings” and “Contingent Liabilities” under Note 12. Commitments and Contingencies of the Notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which are incorporated into this item by reference.

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
In November 2021, the Company’s Board of Directors approved a stock repurchase program to purchase up to $10.0 million of the Company’s common stock. As of December 26, 2025, $6.3 million remains available and Aviat may choose to suspend or discontinue the repurchase program at any time. Repurchased shares are recorded as treasury stock.
During the second quarter of fiscal 2026, the Company did not repurchase any shares of its common stock.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
On November 20, 2024, Gary Croke, Senior Vice President, Product and Innovation, adopted a new trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan was intended to permit Mr. Croke to sell an aggregate of 25,461 shares. Mr. Croke’s plan expired on October 31, 2025. With the expiration of Mr. Croke’s prior plan, on November 7, 2025, he adopted a new trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan is intended to permit Mr. Croke to sell an aggregate of 25,633 shares. Mr. Croke’s plan will expire on October 31, 2026.
On November 6, 2025, Peter Smith, President and Chief Executive Officer, adopted a new trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan is intended to permit Mr. Smith to sell an aggregate of 250,166 shares. Mr. Smith’s plan will expire on August 31, 2026.
During the three months ended December 26, 2025, no other officers or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

3.2	Amended and Restated Bylaws of Aviat Networks, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 24, 2023, File No. 001-33278).
10.1*+	Employment Agreement, dated December 3, 2025, between the Company and Andrew C. Schmidt
31.1*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+	Management compensatory contract, arrangement or plan
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIAT NETWORKS, INC. (Registrant)
Date: February 3, 2026

By:	/s/ Andrew C. Schmidt
Andrew C. Schmidt Senior Vice President and Chief Financial Officer