Form 10-Q
period 2026-03-27
AVIAT NETWORKS, INC.
filed 2026-05-04
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of April 30, 2026 was 12,939,463.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 27, 2026

PART I.     FINANCIAL INFORMATION
Item 1.Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Revenues:
Product sales	$68,405	$76,824	$224,699	$220,252
Services	31,598	35,816	94,096	99,014
Total revenues	100,003	112,640	318,795	319,266
Cost of revenues:
Product sales	51,009	51,370	158,155	158,540
Services	19,711	21,974	59,593	60,756
Total cost of revenues	70,720	73,344	217,748	219,296
Gross profit	29,283	39,296	101,047	99,970
Operating expenses:
Research and development	7,656	7,704	21,163	28,334
Selling and administrative	20,365	22,121	66,125	68,348
Restructuring charges	323	177	344	1,592
Total operating expenses	28,344	30,002	87,632	98,274
Operating income	939	9,294	13,415	1,696
Interest expense, net	1,848	1,557	5,468	4,252
Other expense (income), net	1,400	3,068	(371)	4,047
(Loss) income before income taxes	(2,309)	4,669	8,318	(6,603)
(Benefit from) provision for income taxes	(244)	1,141	4,503	(2,747)
Net (loss) income	$(2,065)	$3,528	$3,815	$(3,856)

Net (loss) income per share of common stock outstanding:
Basic	$(0.16)	$0.28	$0.30	$(0.30)
Diluted	$(0.16)	$0.27	$0.29	$(0.30)
Weighted-average shares outstanding:
Basic	12,918	12,689	12,844	12,672
Diluted	12,918	12,838	13,030	12,672

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Net (loss) income	$(2,065)	$3,528	$3,815	$(3,856)
Other comprehensive income (loss):
Net change in cumulative translation adjustments	813	1,108	1,055	(155)
Other comprehensive income (loss)	813	1,108	1,055	(155)
Comprehensive (loss) income	$(1,252)	$4,636	$4,870	$(4,011)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)	March 27, 2026	June 27, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$78,129	$59,690
Accounts receivable, net of allowances of $5,707 and $3,583	187,624	180,321
Unbilled receivables	85,260	105,870
Inventories	72,609	83,979
Other current assets	26,740	33,715
Total current assets	450,362	463,575
Property, plant and equipment, net	18,990	17,453
Goodwill	19,473	19,655
Intangible assets, net	24,395	26,897
Deferred income taxes	86,977	88,149
Right-of-use assets	2,214	3,113
Other assets	14,134	14,454
Total assets	$616,545	$633,296
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$112,063	$148,093
Accrued expenses	40,082	38,897
Operating lease liabilities	547	1,090
Advance payments and unearned revenue	67,845	73,735
Other current liabilities	160	1,757
Current portion of long-term debt	5,595	18,624
Total current liabilities	226,292	282,196
Long-term debt	98,668	68,966
Unearned revenue	9,724	8,063
Long-term operating lease liabilities	1,858	2,241
Other long-term liabilities	328	430
Reserve for uncertain tax positions	3,724	3,242
Deferred income taxes	4,175	4,975
Total liabilities	344,769	370,113
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 12.9 million and 12.7 million shares issued and outstanding as of March 27, 2026 and June 27, 2025, respectively	129	127
Treasury stock 0.3 million and 0.2 million shares as of March 27, 2026 and June 27, 2025, respectively	(7,576)	(7,076)
Additional paid-in-capital	870,340	866,119
Accumulated deficit	(573,357)	(577,172)
Accumulated other comprehensive loss	(17,760)	(18,815)
Total stockholders’ equity	271,776	263,183
Total liabilities and stockholders’ equity	$616,545	$633,296

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	March 27, 2026	March 28, 2025
Operating Activities
Net income (loss)	$3,815	$(3,856)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	2,099	3,959
Amortization of intangible assets	2,148	1,976
Provision for uncollectible receivables	2,171	1,282
Share-based compensation	4,483	5,626
Deferred taxes	(285)	(3,500)
Inventory write-downs	2,078	1,856
Non-cash lease expense	993	1,138
Loss on extinguishment of debt	—	485
Net loss (gain) on marketable securities	—	(133)
Other non-cash operating activities, net	336	243
Changes in operating assets and liabilities:
Accounts receivable	(9,147)	(24,899)
Unbilled receivables	22,012	(11,693)
Inventories	9,107	(30,947)
Accounts payable	(33,273)	40,904
Accrued expenses	1,176	(4,752)
Advance payments and unearned revenue	(4,618)	26,975
Income taxes payable	(939)	175
Other assets and liabilities	8,316	(9,629)
Net cash provided by (used in) operating activities	10,472	(4,790)
Investing Activities
Purchase of property, plant and equipment	(6,853)	(10,703)
Purchase of marketable securities	(974)	—
Proceeds from sale of asset held for sale	—	2,589
Acquisition, net of cash acquired	—	(18,150)
Net cash used in investing activities	(7,827)	(26,264)
Financing Activities
Proceeds from revolver	75,000	55,000
Repayments of revolver	(75,000)	(55,000)
Proceeds from term loan	20,000	75,000
Repayments of term loan	(3,242)	(49,687)
Payments of deferred financing costs	(204)	(529)
Payments of deferred consideration for acquisitions	—	(5,815)
Payments for repurchase of common stock - treasury shares	(500)	(598)
Payments for taxes related to net settlement of equity awards	(810)	(942)
Proceeds from issuance of common stock under employee stock plans	550	156
Net cash provided by financing activities	15,794	17,585
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(206)	214
Net increase (decrease) in cash, cash equivalents, and restricted cash	18,233	(13,255)
Cash, cash equivalents, and restricted cash, beginning of period	62,013	64,934
Cash, cash equivalents, and restricted cash, end of period	$80,246	$51,679

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended March 27, 2026
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	$ Amount
Balance as of December 26, 2025	12,893	$129	$(7,076)	$868,423	$(571,292)	$(18,573)	$271,611
Net loss	—	—	—	—	(2,065)	—	(2,065)
Other comprehensive income	—	—	—	—	—	813	813
Issuance of common stock under employee stock plans	46	—	—	340	—	—	340
Shares withheld for taxes related to vesting of equity awards	—	—	—	(3)	—	—	(3)
Stock repurchase	(20)	—	(500)	—	—	—	(500)
Share-based compensation	—	—	—	1,580	—	—	1,580
Balance as of March 27, 2026	12,919	$129	$(7,576)	$870,340	$(573,357)	$(17,760)	$271,776

	Three Months Ended March 28, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	$ Amount
Balance as of December 27, 2024	12,684	$127	$(6,978)	$862,918	$(585,897)	$(20,583)	$249,587
Net income	—	—	—	—	3,528	—	3,528
Other comprehensive income	—	—	—	—	—	1,108	1,108
Issuance of common stock under employee stock plans	16	—	—	60	—	—	60
Shares withheld for taxes related to vesting of equity awards	(3)	—	—	(56)	—	—	(56)
Stock repurchase	(5)	—	(99)	—	—	—	(99)
Share-based compensation	—	—	—	1,988	—	—	1,988
Balance as of March 28, 2025	12,692	$127	$(7,077)	$864,910	$(582,369)	$(19,475)	$256,116

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

	Nine Months Ended March 27, 2026
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	$ Amount
Balance as of June 27, 2025	12,740	$127	$(7,076)	$866,119	$(577,172)	$(18,815)	$263,183
Net income	—	—	—	—	3,815	—	3,815
Other comprehensive income	—	—	—	—	—	1,055	1,055
Issuance of common stock under employee stock plans	235	2	—	548	—	—	550
Shares withheld for taxes related to vesting of equity awards	(36)	—	—	(810)	—	—	(810)
Stock repurchase	(20)	—	(500)	—	—	—	(500)
Share-based compensation	—	—	—	4,483	—	—	4,483
Balance as of March 27, 2026	12,919	$129	$(7,576)	$870,340	$(573,357)	$(17,760)	$271,776

	Nine Months Ended March 28, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	$ Amount
Balance as of June 28, 2024	12,622	$126	$(6,479)	$860,071	$(578,513)	$(19,320)	$255,885
Net loss	—	—	—	—	(3,856)	—	(3,856)
Other comprehensive loss	—	—	—	—	—	(155)	(155)
Issuance of common stock under employee stock plans	146	1	—	155	—	—	156
Shares withheld for taxes related to vesting of equity awards	(36)	—	—	(942)	—	—	(942)
Stock repurchase	(40)	—	(598)	—	—	—	(598)
Share-based compensation	—	—	—	5,626	—	—	5,626
Balance as of March 28, 2025	12,692	$127	$(7,077)	$864,910	$(582,369)	$(19,475)	$256,116

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information, and Aviat has made estimates, assumptions and judgments affecting the amounts reported in its unaudited condensed consolidated financial statements and the accompanying notes, as discussed in greater detail below. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of the Company’s management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of its financial position, results of operations and cash flows for such periods. The results for the nine months ended March 27, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in Aviat’s Annual Report on Form 10-K for the fiscal year ended June 27, 2025.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated. Certain amounts in the financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.
Aviat’s fiscal year includes 52 or 53 weeks and ends on the Friday nearest to June 30. The three months ended March 27, 2026 and March 28, 2025 both consisted of 13 weeks. Fiscal year 2026 contains 53 weeks and will end on July 3, 2026. Fiscal year 2025 contained 52 weeks and ended on June 27, 2025.
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
Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies as of and for the nine months ended March 27, 2026, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2025.

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
Note 2. Net (Loss) Income Per Share of Common Stock
The following table presents the computation of basic and diluted net (loss) income per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Numerator:
Net (loss) income	$(2,065)	$3,528	$3,815	$(3,856)

Denominator:
Weighted-average shares outstanding, basic	12,918	12,689	12,844	12,672
Effect of potentially dilutive equivalent shares	—	149	186	—
Weighted-average shares outstanding, diluted	12,918	12,838	13,030	12,672

Net (loss) income per share of common stock outstanding:
Basic	$(0.16)	$0.28	$0.30	$(0.30)
Diluted	$(0.16)	$0.27	$0.29	$(0.30)

The following table summarizes the weighted-average equity awards that were excluded from the diluted net (loss) income per share calculations since they were anti-dilutive:

	Three Months Ended		Nine Months Ended
(In thousands)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Stock options	288	308	270	374
Restricted stock units and performance stock units	173	395	54	200
Total shares of common stock excluded	461	703	324	574

Note 3. Revenue Recognition
Contract Balances

(In thousands)	March 27, 2026	June 27, 2025
Contract assets
Accounts receivable, net	$187,624	$180,321
Unbilled receivables	85,260	105,870
Capitalized commissions	2,494	3,921
Contract liabilities
Advance payments and unearned revenue	$67,845	$73,735
Unearned revenue, long-term	9,724	8,063
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
As of March 27, 2026, the Company reported $77.6 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 85% is expected to be recognized as revenue in the next twelve months and the remainder thereafter. Approximately $9.6 million and $56.8 million of revenue was recognized during the three and nine months ended March 27, 2026, respectively, which was included in advance payments and unearned revenue at June 27, 2025.
Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $136.1 million at March 27, 2026 relating to long-term field service projects. Of this amount, approximately 50% is expected to be recognized as revenue during the next 12 months, with the remaining amount to be recognized thereafter.

Note 4. Balance Sheet Components
Cash, Cash Equivalents, and Restricted Cash
The following provides a summary of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that reconciles to the corresponding amount in the unaudited condensed consolidated statement of cash flows:

(In thousands)	March 27, 2026	June 27, 2025
Cash and cash equivalents	$78,129	$59,690
Restricted cash included in long-term other assets	2,117	2,323
Total cash, cash equivalents, and restricted cash	$80,246	$62,013
Inventories

(In thousands)	March 27, 2026	June 27, 2025
Finished products	$44,854	$55,972
Raw materials and supplies	26,674	26,273
Customer service inventories	1,081	1,734
Total inventories	$72,609	$83,979
Consigned inventories included within raw materials and supplies	$21,098	$21,047

The Company records charges to adjust inventories due to excess and obsolete inventory resulting from lower sales forecasts, product transitioning or discontinuance. The charges incurred during the three and nine months ended March 27, 2026 and March 28, 2025 were included in cost of product sales as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Excess and obsolete inventory	$428	$565	$913	$1,178
Customer service inventory write-downs	111	215	201	678
Total charges	$539	$780	$1,114	$1,856

Property, Plant and Equipment, net

(In thousands)	March 27, 2026	June 27, 2025
Buildings and leasehold improvements	$2,086	$2,086
Software and equipment	81,706	77,566
Total property, plant and equipment, gross	83,792	79,652
Less: accumulated depreciation	(64,802)	(62,199)
Total property, plant and equipment, net	$18,990	$17,453

Included in the total property, plant and equipment, gross were $12.5 million and $10.3 million of assets in progress which have not been placed in service as of March 27, 2026 and June 27, 2025, respectively.
Depreciation expense related to property, plant and equipment was $0.7 million and $1.2 million for the three months ended March 27, 2026 and March 28, 2025, respectively. Depreciation expense related to property, plant and equipment was $2.1 million and $4.0 million for the nine months ended March 27, 2026 and March 28, 2025, respectively.
Accrued Expenses

(In thousands)	March 27, 2026	June 27, 2025
Taxes	$11,818	$12,467
Compensation and benefits	10,261	9,929
Project costs	6,851	4,573
Warranties	3,281	3,352
Professional fees	1,256	1,412
Commissions	1,614	1,311
Other	5,001	5,853
Total accrued expenses	$40,082	$38,897
The Company accrues for the estimated cost to repair or replace products under warranty. Changes in the warranty liability were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Balance as of the beginning of the period	$3,283	$3,926	$3,352	$2,996
Warranty provision recorded during the period	269	230	1,124	1,488
Assumed in acquisition	—	—	—	406
Consumption during the period	(271)	(406)	(1,195)	(1,140)
Balance as of the end of the period	$3,281	$3,750	$3,281	$3,750
Advance Payments and Unearned Revenue

(In thousands)	March 27, 2026	June 27, 2025
Advance payments	$17,940	$11,812
Unearned revenue	49,905	61,923
Total advance payments and unearned revenue	$67,845	$73,735
Excluded from the balances above are $9.7 million and $8.1 million in long-term unearned revenue as of March 27, 2026 and June 27, 2025, respectively.

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
The estimated fair values and valuation input levels of assets and liabilities that are measured at fair value on a recurring basis as of March 27, 2026 and June 27, 2025 were as follows:

(In thousands)	March 27, 2026	June 27, 2025	Valuation Inputs
Assets:
Cash and cash equivalents:
Money market funds	$811	$2,782	Level 1
Bank certificates of deposit	4,084	3,660	Level 2
Marketable securities	1,288	453	Level 1
Items are classified within Level 1 if quoted prices are available in active markets. The Company’s Level 1 items are primarily money market funds and marketable securities. As of March 27, 2026 and June 27, 2025, the money market funds were valued at $1.00 net asset value per share.
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
As of March 27, 2026, the available credit under the Revolver was $71.3 million, reflecting the available limit of $95 million less outstanding borrowings of $15 million and outstanding letters of credit of $8.7 million. The Company borrowed and repaid $75.0 million against the Revolver during the nine months ended March 27, 2026. The Company borrowed $20.0 million and repaid $3.2 million against the Term Loan during the nine months ended March 27, 2026.

The following summarizes the Company’s outstanding long-term debt as of March 27, 2026:

(In thousands)
Revolver	$15,000
Term loan	89,883
Less: unamortized deferred financing costs	(620)
Total debt	104,263
Less: current portion of long-term debt	(5,595)
Total long-term debt	$98,668
Outstanding borrowings under the Credit Facility bear interest at either: (a) Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly. As of March 27, 2026, the applicable margin on Adjusted Term SOFR and Base Rate borrowings was 2.75% and 1.75%, respectively. The effective rate of interest on the outstanding Term Loan borrowings as of March 27, 2026 was 6.5%.
The Credit Facility requires the Company and its subsidiaries to maintain a fixed charge coverage ratio to be greater than 1.25 to 1.00 as of the last day of any fiscal quarter of the Company. The Credit Facility also requires that the Company maintain a maximum leverage ratio of 3.00 times EBITDA, with a step-down to 2.75 times EBITDA after four full quarters, and 2.50 times EBITDA after eight full quarters. The current maximum leverage ratio requirement is 2.75 times EBITDA. The Credit Facility contains customary affirmative and negative covenants, including, among others, covenants limiting the ability of the Company and its subsidiaries to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to customary exceptions. As of March 27, 2026, the Company was in compliance with all financial covenants contained in the Credit Facility.
As of March 27, 2026, scheduled maturities of outstanding long-term debt by fiscal year are as follows:

(In thousands)
Remainder of 2026	$1,152
2027	6,914
2028	10,371
2029	11,523
2030	74,923
Total	$104,883
Note 7. Restructuring
The following table summarizes restructuring related activities during the nine months ended March 27, 2026:

(In thousands)	Employee Severance and Benefits	Facilities and Other	Total
Balance as of June 27, 2025	$1,757	$—	$1,757
Cash payments	(687)	—	(687)
Balance as of September 26, 2025	$1,070	$—	$1,070
Charges, net	—	21	21
Cash payments	(626)	(21)	(647)
Balance as of December 26, 2025	$444	$—	$444
Charges, net	—	323	323
Cash payments	(284)	(323)	(607)
Balance as of March 27, 2026	$160	$—	$160

As of March 27, 2026, the accrued restructuring balance of $0.2 million was included in other current liabilities on the unaudited condensed consolidated balance sheets. Included in the above were positions identified for termination that have not been executed from a restructuring perspective.
Fiscal 2025 Plans
During fiscal 2025, the Company’s Board of Directors approved restructuring plans, primarily associated with reductions in workforce in certain of the Company’s operations to optimize skill sets and align cost structure. The fiscal 2025 plans are expected to be completed through the end of fiscal 2026.
Note 8. Stockholders’ Equity
Stock Repurchase Program
In November 2021, the Company’s Board of Directors approved a stock repurchase program to purchase up to $10.0 million of the Company’s common stock. As of March 27, 2026, $5.8 million remains available and Aviat may choose to suspend or discontinue the repurchase program at any time. Repurchased shares are recorded as treasury stock. During the third quarter of fiscal 2026, the Company repurchased 20,180 shares of its common stock in the open market for an aggregate purchase price, including commissions, of $0.5 million.

Stock Incentive Programs
As of March 27, 2026, the Company had one active stock incentive plan for its employees and non-employee directors, the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units.
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
During the nine months ended March 27, 2026, the Company granted 234,225 restricted stock units and 128,629 performance share awards.
The Company recognizes compensation cost for share-based payment awards on a straight-line basis over the requisite service period. For awards with a performance condition vesting feature, share-based compensation costs are recognized when achievement of the performance conditions is considered probable. Forfeitures are recognized as they occur.
Total compensation expense for share-based awards included in the unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
By Expense Category:
Cost of revenues	$37	$(1)	$105	$214
Research and development	35	149	98	456
Selling and administrative	1,508	1,840	4,280	4,956
Total share-based compensation expense	$1,580	$1,988	$4,483	$5,626
By Type of Award:
Options	$140	$240	$472	$842
Restricted stock and performance share awards and units	1,440	1,748	4,011	4,784
Total share-based compensation expense	$1,580	$1,988	$4,483	$5,626
As of March 27, 2026, there was approximately $0.2 million of total unrecognized compensation expense related to non-vested stock options granted which is expected to be recognized over a weighted-average period of 0.42 years. As of March 27, 2026, there was $9.5 million of total unrecognized compensation expense related to non-vested stock awards which is expected to be recognized over a weighted-average period of 1.82 years.
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
The Company reports revenue by region and country based on the location where its customers accept delivery of products and services. Revenue by region for the three and nine months ended March 27, 2026 and March 28, 2025 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
North America	$46,165	$49,402	$151,713	$149,589
Africa and the Middle East	16,446	15,086	43,868	38,210
Europe	10,333	9,429	29,318	23,376
Latin America and Asia Pacific	27,059	38,723	93,896	108,091
Total revenue	$100,003	$112,640	$318,795	$319,266

Revenue by country comprising more than 10% of total revenue for the three and nine months ended March 27, 2026 and March 28, 2025 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
United States	$45,613	$46,161	$147,902	$136,201
Other international	54,390	66,479	170,893	183,065
Total revenue	$100,003	$112,640	$318,795	$319,266

Long-lived assets, consisting primarily of net property, plant and equipment and operating lease right-of-use assets, by geographic areas based on physical location as of March 27, 2026 and June 27, 2025 were as follows:

(In thousands)	March 27, 2026	June 27, 2025
United States	$4,658	$6,074
Slovenia	9,028	7,760
New Zealand	2,606	1,598
Singapore	2,552	2,263
Other countries	2,360	2,871
Total	$21,204	$20,566
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
The determination of income taxes for the nine months ended March 27, 2026 and March 28, 2025 was based on the Company’s estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. The tax expense for the nine months ended March 27, 2026 was primarily related to U.S. and profitable foreign subsidiaries. The tax benefit for the nine months ended March 28, 2025 was primarily resulting from year-to-date losses.
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
Interest and penalties related to unrecognized tax benefits are accounted for as part of the provision for federal, foreign, and state income taxes. Such interest expense was not material for the nine months ended March 27, 2026 and March 28, 2025.
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

Note 12. Commitments and Contingencies
Purchase Orders and Other Commitments
From time to time in the normal course of business, the Company may enter into purchasing agreements with its suppliers that require the Company to accept delivery of and remit full payment for (i) finished products that it has ordered, (ii) finished products that it requested be held as safety stock, and (iii) work in process started on its behalf, in the event it cancels or terminates the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and the Company has no present intention to cancel or terminate any of these agreements, the Company currently does not believe that it has any future liability under these agreements. As of March 27, 2026, the Company had outstanding purchase obligations with its suppliers or contract manufacturers of $43.3 million. In addition, the Company had purchase obligations of approximately $5.9 million associated with software as a service and software maintenance support.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies, or other financial institutions are contingent commitments issued to guarantee performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations, and similar transactions, or to ensure performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of March 27, 2026, the Company had no guarantees applicable to its debt arrangements.
The Company has entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements, and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of March 27, 2026, the Company had commercial commitments outstanding of $36.0 million, that were not recorded on the unaudited condensed consolidated balance sheets. The Company does not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on these performance guarantees in the future.
The following table presents details of the Company’s commercial commitments:

(In thousands)	March 27, 2026
Letters of credit	$8,698
Bonds	27,312
$36,010
Indemnifications
Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s products infringe the intellectual property rights of a third party. As of March 27, 2026, the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its products; the Company has not received any request to defend any customers from infringement claims arising from the use of its products; and the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. As of March 27, 2026, the Company had not recorded any liabilities related to these indemnifications.

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
On August 13, 2025 and October 21, 2025, NEC issued letters of arbitration to the Company originally demanding $19 million of additional component purchases, which the Company believes is unfounded and not required under the Manufacturing Supply Agreement (“MSA”). NEC further demanded the escrow under the Purchase Agreement which Aviat counter-claimed for the same escrow funds. The NEC arbitration letters also included a demand for payment of the outstanding accounts payable balances which are reflected in Accounts payable of the Company’s consolidated balance sheets and disclosed in Note 14. Related Party Transactions. As of March 27, 2026, the Company cannot predict the outcome of these matters and is asserting certain counterclaims and continues to work through the arbitration process. As such, no loss accrual is deemed necessary. The Company will continue to evaluate the proceedings and the expected outcome of this matter.
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
In March 2016, an enforcement action by the Indian Department of Revenue, Ministry of Finance was brought against Aviat’s subsidiary Aviat Networks (India) Private Limited (“Aviat India”) relating to the non-realization of intercompany receivables and non-payment of intercompany payables, which originated from 1999 to 2012, within the time frames dictated by the Indian regulations under the Foreign Exchange Management Act. In November 2017, the Indian Department of Revenue, Ministry of Finance also initiated a similar action against Telsima Communications Private Limited (“Telsima India”), a subsidiary of the Company, relating to the non-realization of intercompany receivables and non-payment of intercompany payables which originated from the period prior to the acquisition of Telsima India in February 2009. In September 2019, the directors of Aviat India appeared before the Ministry of Finance Enforcement Directorate. The Company appeared before the Joint Director of Enforcement to review the transactions at issue in March 2024, and again on May 22, 2025 to provide additional information. No subsequent hearing date has been scheduled as of March 27, 2026. The Company has accrued an immaterial amount representing the estimated probable loss for which it would settle the matter. The Company currently cannot form an estimate of the range of loss in excess of its amounts already accrued. If the outcome of this matter is greater than the current immaterial amount accrued, the Company intends to dispute it vigorously.
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
Note 13. Goodwill and Intangible Assets
The following presents details of goodwill and intangible assets:

(In thousands)	March 27, 2026	June 27, 2025
Goodwill	$19,473	$19,655

The Company performs its annual goodwill impairment test on the first day of its fourth fiscal quarter. No indicators of impairment were identified during the current period that required the Company to perform an interim assessment or recoverability test.

(In thousands, except useful life)	Useful life in Years	March 27, 2026	June 27, 2025
Intangible assets:
Technology	7	$4,916	$4,998
Patents	10	690	690
Customer relationships	10 — 15	23,700	24,022
Trade names	3 — 16	1,616	1,630
Total gross intangible assets		$30,922	$31,340
Accumulated amortization		(6,527)	(4,443)
Total net intangible assets		$24,395	$26,897

Amortization of finite-lived intangibles was $0.7 million and $0.7 million for the three months ended March 27, 2026 and March 28, 2025, respectively. Amortization of finite-lived intangibles was $2.1 million and $2.0 million for the nine months ended March 27, 2026 and March 28, 2025, respectively, and is included in selling and administrative expenses. There were no impairment charges recorded for the three and nine months ended March 27, 2026.
As of March 27, 2026, the estimated future amortization expense of finite-lived intangible assets is as follows (in thousands):

Remainder of 2026	$711
2027	2,843
2028	2,748
2029	2,748
2030	2,748
Thereafter	12,597
Total	$24,395

Note 14. Related Party Transactions
NEC Corporation
On November 30, 2023, the Company completed the NEC Transaction. See Note 11. Acquisitions for further information. A portion of the total consideration in the NEC Transaction included the issuance of 736,750 shares in Company common stock to NEC. The Company and NEC entered into a Registration Rights and Lock-Up Agreement, restricting NEC’s ability to transfer shares (the “Lock-Up”), except for certain limited exceptions as provided in the Registration Rights and Lock-Up Agreement, until one day after the one-year anniversary of the acquisition date (the “Initial Lock-Up Expiration Date”). Starting one day after the Initial Lock-Up Expiration Date, one-twelfth of the issued shares shall be released from the Lock-Up each month, such that all issued shares shall be released from Lock-Up by the two-year anniversary of the acquisition date. The Lock-Up expired on November 30, 2025. As of March 27, 2026, NEC held approximately 5.7% of the Company’s outstanding common stock.
In connection with the closing of the NEC Transaction and as of the acquisition date, the Company and NEC entered into agreements covering the performance of certain post-closing services and licensing arrangements. The agreements include arrangements covering manufacturing services and product supply, transition services, distribution services, research and development services, and licensing of trademark and intellectual property (“IP”). The transition services are complete.
The Manufacturing and Supply Agreement included arrangements for NEC to manufacture and supply Pasolink products on behalf of and to the Company and its customers. The licensing agreements include arrangements where the Company will grant NEC a non-exclusive license to certain Pasolink trademarks in Japan, and NEC will grant the Company a non-exclusive, worldwide (excluding Japan) license to certain NEC IP, including mobile backhaul-related patents. The licensing agreements are royalty-free and perpetual.
A summary of the related party activity between the Company and NEC is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Transition services received	$—	$1,131	$—	$3,026
Research and development services received	—	—	—	5,401
Purchase of inventories	13	12,407	7,680	35,746
The Company’s outstanding related party balances with NEC included in the unaudited condensed consolidated balance sheets are as follows:

(In thousands)	March 27, 2026	June 27, 2025
Accounts receivable, net	$4,052	$8,223
Accounts payable	24,865	41,670

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
Operations Review
The market for mobile backhaul continued to be the Company’s primary addressable market segment globally in the first nine months of fiscal 2026. In North America, the Company supported 5G and long-term evolution (“LTE”) deployments of its mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, the Company’s business continued to rely on a combination of customers increasing their capacity to handle subscriber growth and the ongoing build-out of some large LTE and 5G deployments. Aviat’s position continues to be to support its customers for 5G and LTE readiness and ensure that its technology roadmap is well aligned with evolving market requirements. Aviat’s strength in turnkey and after-sale support services is a differentiating factor that wins business for the Company and enables it to expand its business with existing customers. Additionally, Aviat operates an e-commerce platform that provides low-cost services, simple experience, and fast delivery to mobile operators and private network customers. In early 2025, U.S. tariffs on foreign imports were introduced. Aviat will attempt to mitigate these tariffs; however, as disclosed below and in the “Risk Factors” section in Item 1A of its Annual Report on Form 10-K filed with the SEC on September 10, 2025, a number of factors could prevent the Company from achieving its objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that it serves.
Revenue
The Company manages its sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe, and (3) Latin America and Asia Pacific. Revenue by region for the three and nine months ended March 27, 2026 and March 28, 2025 and the related changes were as follows:

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 27, 2026	March 28, 2025	$ Change	% Change	March 27, 2026	March 28, 2025	$ Change	% Change
North America	$46,165	$49,402	$(3,237)	(6.6)%	$151,713	$149,589	$2,124	1.4%
Africa and the Middle East	16,446	15,086	1,360	9.0%	43,868	38,210	5,658	14.8%
Europe	10,333	9,429	904	9.6%	29,318	23,376	5,942	25.4%
Latin America and Asia Pacific	27,059	38,723	(11,664)	(30.1)%	93,896	108,091	(14,195)	(13.1)%
Total revenue	$100,003	$112,640	$(12,637)	(11.2)%	$318,795	$319,266	$(471)	(0.1)%
Revenue in North America decreased by $3.2 million during the third quarter of fiscal 2026 compared with the same period of fiscal 2025 primarily due to lower demand for products of 17%. Revenue in North America increased by $2.1 million during the first nine months of fiscal 2026 compared with the same period of fiscal 2025 primarily due to increases in demand for services and software offerings of 10% and 5% respectively, partially offset by a decrease in demand for products of 4%.
Revenue in Africa and the Middle East increased by $1.4 million during the third quarter of fiscal 2026 compared with the same period of fiscal 2025 primarily due to increases in demand for software offerings and products of 133% and 13%, respectively, partially offset by a decrease in demand of 35% for services. Revenue in Africa and the Middle East increased by $5.7 million during the first nine months of fiscal 2026 compared with the same period of fiscal 2025, primarily due to increases in demand for software offerings and products of 36% and 15%, respectively.

Revenue in Europe increased by $0.9 million during the third quarter of fiscal 2026 compared with the same period of fiscal 2025 primarily due to increases in demand for software offerings and services of 52% and 16%, respectively. Revenue in Europe increased by $5.9 million during the first nine months of fiscal 2026 compared with the same period of fiscal 2025. The increase for the first nine months of fiscal 2026 was primarily due to increases in demand for software offerings and products of 48% and 31%, respectively.
Revenue in Latin America and Asia Pacific decreased by $11.7 million during the third quarter of fiscal 2026 compared with the same period of fiscal 2025 primarily due to lower demand for software offerings, services, and products of 64%, 25% and 18%, respectively. Revenue in Latin America and Asia Pacific decreased by $14.2 million during the first nine months of fiscal 2026 compared with the same period of fiscal 2025 primarily due to lower demand for services and products of 29% and 11% respectively, partially offset by an increase of 12% on software offerings.
Gross Margin

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 27, 2026	March 28, 2025	$ Change	% Change	March 27, 2026	March 28, 2025	$ Change	% Change
Revenue	$100,003	$112,640	$(12,637)	(11.2)%	$318,795	$319,266	$(471)	(0.1)%
Cost of revenue	70,720	73,344	(2,624)	(3.6)%	217,748	219,296	(1,548)	(0.7)%
Gross margin	$29,283	$39,296	$(10,013)	(25.5)%	$101,047	$99,970	$1,077	1.1%
% of revenue	29.3%	34.9%			31.7%	31.3%
Product margin %	25.4%	33.1%			29.6%	28.0%
Service margin %	37.6%	38.6%			36.7%	38.6%
Gross margin for the third quarter of fiscal 2026 decreased by $10.0 million compared with the same quarter of fiscal 2025 primarily due to sales volumes and the mix of product and service offerings. Gross margin for the first nine months of fiscal 2026 increased by $1.1 million due to sales volumes and the mix of product and service offerings.
Research and Development

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 27, 2026	March 28, 2025	$ Change	% Change	March 27, 2026	March 28, 2025	$ Change	% Change
Research and development	$7,656	$7,704	$(48)	(0.6)%	$21,163	$28,334	$(7,171)	(25.3)%
% of revenue	7.7%	6.8%			6.6%	8.9%
Research and development expenses decreased by $48 thousand and $7.2 million for the three and nine months ended March 27, 2026, respectively, compared with the same periods in fiscal 2025, primarily due to cost management initiatives.
Selling and Administrative

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 27, 2026	March 28, 2025	$ Change	% Change	March 27, 2026	March 28, 2025	$ Change	% Change
Selling and administrative	$20,365	$22,121	$(1,756)	(7.9)%	$66,125	$68,348	$(2,223)	(3.3)%
% of revenue	20.4%	19.6%			20.7%	21.4%
Selling and administrative expenses decreased by $1.8 million for the third quarter of fiscal 2026 compared with the same quarter of fiscal 2025 primarily due to lower administrative costs and cost management initiatives. Selling and administrative expenses decreased by $2.2 million for the first nine months of fiscal 2026 compared with the same period of fiscal 2025 primarily due to lower administrative costs and cost management initiatives.

Interest Expense, net

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 27, 2026	March 28, 2025	$ Change	% Change	March 27, 2026	March 28, 2025	$ Change	% Change
Interest expense, net	$1,848	$1,557	$291	18.7%	$5,468	$4,252	$1,216	28.6%
Interest expense, net increased by $0.3 million and $1.2 million for the three and nine months ended March 27, 2026, respectively, primarily due to interest expense incurred on incremental Term Loan borrowings compared to the prior year period.
Other Expense, net

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 27, 2026	March 28, 2025	$ Change	% Change	March 27, 2026	March 28, 2025	$ Change	% Change
Other expense (income), net	$1,400	$3,068	$(1,668)	(54.4)%	$(371)	$4,047	$(4,418)	(109.2)%
Other expense (income), net decreased by $1.7 million and $4.4 million for the three and nine months ended March 27, 2026, respectively, compared with the same quarter of fiscal 2025 primarily as a result of fluctuation in foreign currencies.
Income Taxes

	Three Months Ended				Nine Months Ended
(In thousands, except percentages)	March 27, 2026	March 28, 2025	$ Change	% Change	March 27, 2026	March 28, 2025	$ Change	% Change
(Loss) income before income taxes	$(2,309)	$4,669	$(6,978)	(149.5)%	$8,318	$(6,603)	$14,921	(226.0)%
(Benefit from) provision for income taxes	$(244)	$1,141	$(1,385)	(121.4)%	$4,503	$(2,747)	$7,250	(263.9)%
The Company estimates its annual effective tax rate at the end of each quarterly period and records the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances.
The tax expense for the first nine months of fiscal 2026 was primarily attributable to tax expense related to U.S. and profitable foreign subsidiaries. The tax benefit for the first nine months of fiscal 2025 was primarily resulting from year-to-date losses.
Liquidity, Capital Resources, and Financial Strategies
Sources of Cash
As of March 27, 2026, the Company’s total cash and cash equivalents were $78.1 million. Approximately $16.2 million was held in the United States. The remaining balance of $61.9 million, or 79%, was held outside the United States.
Operating Activities
Operating cash flows are presented as net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash provided by (used in) operating activities was $10.5 million for the first nine months of fiscal 2026, compared with $(4.8) million in the prior year. The $15.3 million increase is primarily attributable to increased earnings and increases in working capital compared to the prior year.
Investing Activities
Net cash used in investing activities was $7.8 million for the first nine months of fiscal 2026, compared to $26.3 million in the prior year. The $18.4 million decrease is primarily due to the absence of prior year acquisition payments associated with the NEC Transaction in the current year.

Financing Activities
Financing cash flows consist primarily of borrowings and repayments under the Company’s Credit Facility and proceeds from the exercise of employee stock options. Net cash provided by financing activities was $15.8 million for the first nine months of fiscal 2026, compared with $17.6 million in the prior year. The $1.8 million decrease is primarily due to reduced net Term Loan borrowings of $16.8 million compared to $25.3 million in the prior year and the absence of prior year payments of deferred consideration for acquisitions of $5.8 million.
As of March 27, 2026, the Company’s principal sources of liquidity consisted of $78.1 million in cash and cash equivalents, $76.4 million of available credit under its Credit Facility, and future collections of receivables from customers. On August 28, 2025, the Company entered into an amendment under the Credit Facility to increase the Term Loan and Revolver commitments by $20 million for each instrument. The Company regularly requires letters of credit from certain customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce its credit and sovereign risk. Historically, the Company’s primary sources of liquidity have been cash flows from operations and credit facilities.
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
The Company borrowed and repaid $75.0 million against the Revolver during the first nine months of fiscal 2026 and had $15.0 million borrowings outstanding under the Revolver. As of March 27, 2026, the Company had $89.9 million outstanding under its Term Loan and during the first nine months of fiscal 2026 borrowed $20.0 million and repaid $3.2 million against the Term Loan. As of March 27, 2026, the Company was in compliance with all financial covenants contained in the Credit Facility.
Critical Accounting Estimates
For information about the Company’s critical accounting estimates, see the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its fiscal 2025 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of doing business, the Company is exposed to risks associated with foreign currency exchange rates and changes in interest rates. The Company employs established policies and procedures governing the use of financial instruments to manage its exposure to such risks. Information about the Company’s market risk is presented in Part II, Item 7A in its fiscal 2025 Annual Report on Form 10-K. There have been no material changes to the Company’s market risk during the first nine months of fiscal 2026.
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
From time to time, the Company enters into foreign exchange forward contracts to mitigate the change in fair value of specific non-functional currency assets and liabilities on the balance sheet. All balance sheet hedges are marked to market through earnings every period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. The Company did not have any foreign exchange forward contracts outstanding as of March 27, 2026.
Certain of the Company’s international business are transacted in non-U.S. dollar (“USD”) currencies. From time to time, the Company utilizes foreign currency hedging instruments to minimize the currency risk of non-USD transactions. The impact of translating the assets and liabilities of foreign operations to USD is included as a component of stockholders’

equity. As of March 27, 2026 and June 27, 2025, the cumulative translation adjustment decreased stockholders’ equity by $17.8 million and $18.8 million, respectively.
Interest Rate Risk
The Company’s exposure to market risk for changes in interest rates relates primarily to its cash equivalents and borrowings under its Credit Facility. Refer to Note 6. Credit Facility and Debt of the Notes for further information.
Exposure on Cash Equivalents
The Company had $78.1 million in total cash and cash equivalents as of March 27, 2026. Cash equivalents totaled $4.9 million as of March 27, 2026 and were comprised of money market funds and bank certificates of deposit. Cash equivalents have been recorded at fair value. Fair value is measured using inputs that fall into a three-level hierarchy that prioritizes the inputs used to measure fair value based on observability of such inputs. For more information on the fair value measurements of cash equivalents, refer to Note 5. Fair Value Measurements of Assets and Liabilities of the Notes for further information.
The Company’s cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. A 10% change in interest rates on the Company’s cash equivalents is not expected to have a material impact on its financial position, results of operations, or cash flows.
Exposure on Borrowings
The Company borrowed and repaid $75.0 million against the Revolver during the first nine months of fiscal 2026 and had $15.0 million borrowings outstanding under the Revolver. As of March 27, 2026, the Company had $89.9 million outstanding under its Term Loan and during the first nine months of fiscal 2026 borrowed $20.0 million and repaid $3.2 million against the Term Loan. As of March 27, 2026, the Company was in compliance with all financial covenants contained in the Credit Facility.
The Company’s borrowings under the current Credit Facility bear interest at either: (a) Adjusted Term SOFR plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly. As of March 27, 2026, the applicable margin on Adjusted Term SOFR and Base Rate borrowings was 2.75% and 1.75%, respectively. The effective rate of interest on the outstanding Term Loan borrowings as of March 27, 2026 was 6.5%.
A 10% change in interest rates is estimated to have a $0.6 million impact on annual interest expense on the Company’s outstanding long-term debt as of March 27, 2026.
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
During fiscal 2025 and continuing into the third quarter of fiscal 2026, the Company implemented actions designed to improve our internal control over financial reporting and remediate these material weaknesses, including (i) providing training to the applicable control performers related to the importance of timely execution of control activities for which they are responsible; (ii) the redesign of controls over the determination of the appropriate period for revenue recognition, controls over arrangements where revenue is recognized over time and controls related to the review and approval of journal entries, and (iii) implementing a formal monitoring program to perform the necessary evaluations to ascertain whether the components of internal control are present and functioning, including implementing corrective actions as necessary.
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
The Company’s management, with the participation of our President and CEO, and Chief Financial Officer (“CFO”), completed an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 27, 2026. The Company’s CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were not effective as of March 27, 2026, due to the material weaknesses described above not being fully remediated as of the date of the evaluation.
Changes in Internal Controls over Financial Reporting
Except as noted above, there were no changes to our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended March 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of legal proceedings as of March 27, 2026, please refer to “Legal Proceedings” and “Contingent Liabilities” under Note 12. Commitments and Contingencies of the Notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which are incorporated into this item by reference.

Item 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows, and financial condition set forth under Item 1A, Risk Factors, in our fiscal 2025 Annual Report on Form 10-K filed with the SEC on September 10, 2025.
Other than as described below, there have been no material changes from the risk factors described in our Annual Report, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Negative reports, commentary, or publicity by short sellers, activist investors, or other third parties could harm our reputation and materially adversely affect our business and stock price.
We have and may again from time to time be the subject of negative publicity, commentary, or reports, including reports that may be published by short sellers, activist investors, or other third parties. Such reports have and may allege improper conduct, accounting irregularities, business weaknesses, or other concerns, and may be published without regard to the accuracy or completeness of the information contained therein. Even when allegations are unfounded, we have been and may be required to devote significant management time and resources to address such matters, and our reputation with customers, suppliers, employees, and investors may be harmed. In addition, such reports, commentary, or publicity could cause the market price of our common stock to decline significantly, increase trading volatility, and increase the risk of stockholder litigation or regulatory inquiries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
In November 2021, the Company’s Board of Directors approved a stock repurchase program to purchase up to $10.0 million of the Company’s common stock. As of March 27, 2026, $5.8 million remains available and Aviat may choose to suspend or discontinue the repurchase program at any time. Repurchased shares are recorded as treasury stock.
The following table summarizes the Company's repurchases of its common stock during the third quarter of fiscal 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
December 27, 2025 — January 30, 2026	—	$—	—	$6,330
January 31, 2026 — February 27, 2026	20,180	24.75	20,180	5,831
February 28, 2026 — March 27, 2026	—	—	—	5,831
Total	20,180		20,180	$5,831

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
On February 6, 2026, Erin Boase, General Counsel, Vice President Legal Affairs, adopted a new trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan is intended to permit Ms. Boase to sell an aggregate of 10,169 shares. Ms. Boase’s plan will expire on February 11, 2027.
During the three months ended March 27, 2026, no other officers or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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
4.1
Amendment No. 2 to the Amended and Restated Tax Benefit Preservation Plan, dated as of February 27, 2026, by and between Aviat Networks, Inc. and Computershare Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2026, File No. 001-33278).

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
Date: May 4, 2026

By:	/s/ Andrew C. Schmidt
Andrew C. Schmidt Senior Vice President and Chief Financial Officer