Form 10-K
period 2026-07-03
AVIAT NETWORKS, INC.
filed 2026-08-27
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 3, 2026 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition from to

Commission File Number 001-33278
______________________________

AVIAT NETWORKS, INC.
______________________________
(Exact name of registrant as specified in its charter)

Delaware	20-5961564
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200C Parker Drive, Suite 100A,	Austin,	Texas	78728
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code: (512) 265-3680
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	AVNW	NASDAQ Stock Market LLC
Preferred Share Purchase Rights		NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of December 26, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $265.0 million. For purposes of this calculation, the registrant has assumed that its directors, executive officers and holders of 10% or more of the outstanding common stock are affiliates.
As of August 21, 2026, there were 12,801,539 shares of the registrant’s common stock outstanding.
_________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its fiscal 2026 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended July 3, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AVIAT NETWORKS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended July 3, 2026

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including without limitation statements of, about, concerning or regarding: our ability to maintain effective internal control over financial reporting and management systems; our plans, strategies and objectives for future operations, including with respect to growing our business and sustaining profitability; our restructuring efforts; our research and development efforts and new product releases and services; trends in revenue; drivers of our business and the markets in which we operate; future economic conditions, performance or outlook, and changes in our industry and the markets we serve; geopolitical tensions and conflicts; the outcome of contingencies; the value of our contract awards; beliefs or expectations; the sufficiency of our cash and our capital needs and expenditures; development and usage of artificial intelligence (“AI”) and machine learning (“ML”); our intellectual property protection; our compliance with regulatory requirements and the associated expenses; expectations regarding litigation; our intention not to pay cash dividends; seasonality of our business; the impact of foreign exchange, inflation and economic uncertainty; taxes; the impact of tariffs, the adoption of trade restrictions affecting our products or suppliers, a United States withdrawal from or significant renegotiation of trade agreements, the occurrence of trade wars, the closing of border crossings, and other changes in trade regulations or relationships; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by the use of forward-looking terminology, such as “anticipates,” “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “strategy,” “projects,” “targets,” “goals,” “seeing,” “delivering,” “continues,” “forecasts,” “future,” “predict,” “might,” “could,” “potential,” or the negative of these terms, and similar words or expressions.
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
Aviat’s principal executive offices are located at 200C Parker Dr., Suite 100A, Austin, Texas 78728, and its telephone number is (512) 265-3680. Aviat’s common stock is listed on the NASDAQ Global Select Market under the symbol AVNW. As of July 3, 2026, the Company had 900 employees.
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

Revenue from our North America and international regions represented approximately 50% and 50% of our revenue in fiscal 2026, 48% and 52% of our revenue in fiscal 2025, and 50% and 50% of our revenue in fiscal 2024, respectively. Information about our revenue attributable to our geographic regions is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Note 10. Segment and Geographic Information” of the accompanying consolidated financial statements and notes in this Annual Report on Form 10-K.
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
Rural Broadband
•Middle Mile. Aviat transport equipment is used to support backhaul connectivity to rural broadband networks serving remote communities as an alternative to costly fiber. There are significant investments, including the $42.45 billion American federal grant program managed by the National Telecommunications and Information Administration (“NTIA”) to expand high-speed internet access to unserved and underserved communities, and a share of this investment will target middle mile infrastructure builds.
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
•Many utility companies around the world are actively investing in “Smart Grid” solutions and energy demand management, which drive the need for network modernization and increased capacity of networks. Utilities are also preparing for the overwhelming demand presented by expanding data centers (associated with, among, other things, increasing demand for AI) and the need to transform traditional grids into highly automated, intelligent ecosystems.
•The investments in network modernization in the public safety market can significantly enhance the capabilities of security agencies. Improving border patrol effectiveness, enabling inter-operable emergency communications services for local or state police, providing secure fixed and mobile vehicular access to timely information from centralized databases, or utilizing video and imaging devices at the scene of an incident requires a high bandwidth and reliable network. The mission critical nature of public safety and national security networks can require that these networks are built, operated and maintained independently of other network infrastructure. Microwave is well suited to this environment because it is a cost-effective alternative to fiber.
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
•Evolution to IP (internet protocol). Network Infrastructure capacity, efficiency and flexibility is greatly enhanced by transitioning from legacy SDH (synchronous digital hierarchy) / SONET (synchronous optical network) / TDM (time division multiplexing) to IP infrastructure. Our products offer integrated IP transport and routing functionality, as well as support for legacy services to increase the value they bring in the backhaul network and provide a smooth migration path with minimal network disruption or downtime.
•The enhancement of border security and surveillance networks to counter terrorism and insurgency is aided by the use of wireless technologies including microwave backhaul.
•The expected growth of remote and industrial SCADA and broadband wireless access applications to support the evolution of smart networks for cities, oilfields, utilities, mines, emergency service vehicles and remote rural broadband connectivity using fixed, nomadic and mobile wireless technologies, particularly where a high degree of environmental resilience, security and ruggedness is required.
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
•Broad product and solution portfolio. We offer a comprehensive suite of wireless transport and access systems for microwave and millimeter wave networking applications. These solutions utilize a wide range of transmission frequencies, ranging from 450 MHz to 90 GHz, and can deliver a wide range of transmission capacities, ranging up to 20 Gigabits per second (Gbps). The major product families included in these solutions are CTR 8000, WTM 4000, RDL 3000, Aprisa, IRU 600, Pasolink, ProVision Plus and AviatCloud. Our CTR 8000 platform is a range of routers purpose-built for wireless transport applications, especially those that require high level of reliability and security. WTM 4000 is the leading high-capacity, all outdoor microwave radio, supporting multi-channel, multi-band configurations combined with best-in-class radio performance to extend multi-gigabit links further with improved reliability and smaller antennas at a lower TCO. We introduced multiple important variants to the WTM 4000 platform; WTM 4100 & 4200 providing single and dual frequency microwave links with advanced XPIC and MIMO capabilities; STR 4500 for multi-channel aggregation of microwave channels in long distance applications; WTM 4800 to address 5G network requirements operating in the 80 GHz E-Band at up to 20 Gbps capacity, with a unique single-box Multi-Band capability which simultaneously uses microwave and E-Band frequencies for maximum capacity, distance and reliability. WTM 4800 is the only single box multi-band solution for lowest TCO deployments. Aviat also introduced new Multi-Band solutions, including a 2-box, 4-channel Extended Distance Multi-Band (MB-XD) to extend 10 Gbps links over distances up to 20km, 3-box, 6-channel MB-MAX that enables maximum capacity, distance and reliability, and Multi-Band Vendor Agnostic (MB-VA) that adds a seamless 10 Gbps E-Band overlay to existing legacy third-party microwave links. Our RDL 3000 platform is designed to support ruggedized fixed and nomadic wireless access in remote and industrial applications. The Aprisa platform includes hardened narrowband wireless SCADA widely used in utility and energy networks, supporting higher throughput and lower TCO than competing solutions, and ruggedized high-capacity LTE/5G cellular modems that address both fixed applications and the growing need for military and public safety vehicular mobile broadband connectivity. Our IRU 600 EHP/UHP is an ultra-high power indoor microwave radio that enables relocation of mission critical links from 6 GHz to the 11 GHz band to minimize potential interference and deliver longer links with more capacity, while also minimizing tower related costs. Aviat Pasolink is a market-leading range of split-mount microwave with an extensive global installed base and market leading reliability, which now includes the Pasolink LH (Long Haul) solution designed for all-indoor, multi-channel long haul applications. Aviat’s ProVision Plus Management Software Suite enables operators to manage and control their network, improve performance and lower operating expenses, and includes expert Assurance software to monitor and optimize network health and minimize potential interference from WiFi 6E and other potential sources. Aviat plans to evolve our management software solutions to incorporate AI and ML technologies to increase automation, reduce time to repair and network downtime. Our customers also benefit from access to AviatCloud, which is a platform of secure hosted software and services to automate our customers’ networks and simplify operational complexity, seek technical assistance, design microwave links with our free-to-use expert Aviat Design, and obtain immediate answers to product related queries using our AI-enabled Aviat Intelligence.

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
Business Operations
Sales and Service
Our primary route to market is through our own direct sales, service and support organization. This provides us with the best opportunity to leverage our role as a technology specialist and differentiate ourselves from competitors. Our focus on key customers and geographies allows us to consistently achieve a high level of customer retention and repeat business. Our highest concentrations of sales and service resources are in the United States, Asia Pacific, Western and Southern Africa, and the European Union. We maintain a presence in a number of other countries, some of which are based in customer locations and include, but not limited to, Canada, Mexico, Kenya, and Saudi Arabia.
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
Backlog
Our backlog was approximately $367 million as of July 3, 2026, and $323 million as of June 27, 2025, consisting primarily of contracts or purchase orders for both product and service deliveries and extended service warranties. Services include management’s initial estimate of the value of a customer’s commitment under a services contract. The calculation used by management involves estimates and judgments to gauge the extent of a customer’s commitment, including the type and duration of the agreement, and the presence of termination charges or wind down costs. Contract extensions and increases in scope are treated as backlog only to the extent of the new incremental value. We regularly review our backlog to ensure that our customers continue to honor their purchase commitments and have the financial means to purchase and deploy our products and services in accordance with the terms of their purchase contracts. Backlog estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidation, adjustments for revenue not materialized and adjustments for currency.
We expect to substantially deliver against the backlog as of July 3, 2026, during fiscal 2027, but we cannot be assured that this will occur. Product orders in our current backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty as well as long-term projects that could take more than a year to complete. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period because of the timing of orders, delivery intervals, customer and product mix and the possibility of changes in delivery schedules and additions or cancellations of orders.
Customers
Although we have a large customer base, during any given fiscal year or quarter, a small number of customers may account for a significant portion of our revenue.
During fiscal 2026, 2025 and 2024, no customers accounted for more than 10% of total revenue.
Competition
The microwave and millimeter-wave wireless networking business is a competitive and specialized segment of the telecommunications industry that is sensitive to technological advancements. Our principal competitors include business units of large mobile and IP network infrastructure manufacturers such as Ericsson, Huawei, ZTE, Nokia Corporation and GE Vernova, as well as a number of smaller transport and access specialist companies such as Ceragon Networks Ltd. and Cambium Networks Corporation. We also compete with fiber optic cable for networking connections.
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
Research and Development
We believe that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements is essential to our success. Accordingly, we allocate, and intend to continue to allocate, a significant portion of our resources to research and development efforts in key technology areas and innovation to differentiate our overall portfolio from our competition. In addition to advancing our microwave transport portfolio, we are making strategic investments in our access product portfolio to expand market opportunities, address evolving customer connectivity requirements, and strengthen our end-to-end networking solutions. The majority of such research and development resources will be focused on technologies in microwave and millimeter wave RF, digital signal processing, networking protocols, software applications and access networking technologies.
Our research and development expenditures totaled $28.4 million, or 6.5% of revenue, in fiscal 2026, $35.8 million, or 8.2% of revenue, in fiscal 2025, and $36.4 million, or 8.9% of revenue, in fiscal 2024.
Research and development are primarily directed to the development of new products and to build technological capability. We are an industry innovator and intend to continue to focus significant resources on product development in an effort to maintain our competitiveness and support our entry into new markets.
Our product development teams totaled 223 employees as of July 3, 2026, and were located primarily in Slovenia and New Zealand. During fiscal year 2026, we increased our research and development capabilities through the establishment and expansion of a new development center in Chennai, India.
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

Patents and Other Intellectual Property
We consider our patents, trademarks and other intellectual property rights, in the aggregate, to constitute an important asset. We own a portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property. As of July 3, 2026, we (collectively with our subsidiaries) own approximately 226 U.S. patents and 147 international patents and had 12 U.S. patent applications pending and 8 international patent applications pending. The United States Patent and Trademark Office (“USPTO”) and international equivalent bodies have not yet concluded substantive examination of our pending patent applications. Therefore, it is unclear what scope of additional patent coverage, if any, will eventually be provided as a result of those pending applications. Failure to obtain comprehensive patent coverage could impair our ability to prevent competitors from replicating some portions or all of our products. We also license intellectual property to and from third parties. The costs we pay or revenue we receive from such licenses may be dependent on certain factors, such as the market for such licenses and whether such licenses can be negotiated on commercially acceptable terms. However, we do not consider our business to be materially dependent upon any single patent, license or other intellectual property right.
Further, changes in patent laws or their interpretation in the United States and other countries, including through legislative action by Congress or foreign legislative bodies, judicial decisions such as recent United States Supreme Court rulings narrowing the scope of patent protection or weakening the rights of patent owners, or actions by the USPTO or similar foreign authorities, may diminish the value of our intellectual property, increase the uncertainties and costs surrounding the prosecution and enforcement or defense of our patents, and weaken our ability to obtain new patents or to enforce our existing patents and any patents we might obtain or license in the future.
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
Additionally, competitors may try to develop products that are similar to ours and that may infringe, misappropriate or otherwise violate our intellectual property rights. As a result, from time to time, we might engage in litigation to enforce our patents or other intellectual property rights or defend against claims of alleged infringement or misappropriation asserted by third parties. Any of our patents, trade secrets, trademarks, copyrights and other intellectual property rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. Despite our efforts to protect our intellectual property rights, we cannot be certain that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying, or the reverse engineering of our technology and other intellectual property, including by third parties who may use our technology or other proprietary information to develop products and services that compete with ours. Additionally, policing unauthorized use of our intellectual property and proprietary rights can be difficult, costly and time consuming. The enforcement of our intellectual property and proprietary rights also depends on any legal actions we may bring against any such parties being successful, but these actions are costly, time-consuming, and may not be successful, even when our rights have been infringed, misappropriated, or otherwise violated. Furthermore, our competitors or other third parties may assert that our products infringe, misappropriate or otherwise violate their intellectual property rights. Successful claims of infringement, misappropriation or other violations by a third party could prevent us from offering certain products or features, require us to develop alternate, non-infringing technology, which could require significant time and expense, and at which time we could be unable to continue to offer our affected products or solutions, or require us to obtain a license, which may not be available on reasonable terms or at all, or force us to pay substantial damages, royalties or other fees.
In addition, to protect our confidential information, including our trade secrets, we require our employees and contractors to sign confidentiality and invention assignment agreements. We also enter into non-disclosure agreements with our suppliers and appropriate customers to limit their access to and disclosure of our proprietary information.

Although our ability to compete may be affected by our ability to protect our intellectual property rights and proprietary information, we believe that, because of the rapid pace of technological change in the wireless telecommunications industry, our innovative skills, technical expertise and ability to introduce new products on a timely basis are just as important in maintaining our competitive position as protecting our intellectual property. Trade secret, trademark, copyright and patent protections are important but must be supported by other factors such as the expanding knowledge, ability and experience of our personnel, new product introductions and product enhancements. Although we have and will continue to implement protective measures and intend to vigorously defend our intellectual property rights, there can be no assurance that these measures will be successful.
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
Electronic products are subject to environmental regulation in a number of jurisdictions. Equipment produced by us is subject to domestic and international requirements requiring end-of-life management and/or restricting materials in products delivered to customers. For example, the European Union’s Restriction of Hazardous Substances Directive (“RoHS”), which restricts the use of certain hazardous materials in the manufacture of certain electrical and electronic products, including some of our products, and the Waste Electrical and Electronic Equipment Directive (“WEEE”), which requires producers of electrical and electronic equipment to be responsible for the collection, reuse, recycling, and treatment of their products. We believe that we have substantially complied with such rules and regulations, where applicable, with respect to our existing products sold into such jurisdictions.
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
We have procedures and a comprehensive policy in effect concerning conflict minerals compliance.
Human Capital Management
As of July 3, 2026, we had 900 employees, of whom 898 were full-time employees and 248 were located in the U.S. None of our employees in the U.S. are represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our employee relations are good. In the highly competitive technology market, we remain focused on attracting, developing, and retaining highly-qualified talent across all functions. We leverage structured recruiting and onboarding processes, provide hiring managers with selection and interviewing guidance, and gather feedback from new employees during their first months of employment to monitor engagement, inform continuous improvement efforts, and support successful integration into the organization. In fiscal year 2026, we acted on the insights gained from our prior year global engagement survey by implementing function-specific action plans and company-wide initiatives designed to improve employee engagement, strengthen our culture, and enhance organizational effectiveness.

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
The executive officers of Aviat as of August 27, 2026, are as follows:

Name and Age	Position Currently Held and Past Business Experience
Peter A. Smith, 60
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

Andrew C. Schmidt, 65
Mr. Schmidt was appointed Senior Vice President and Chief Financial Officer (“CFO”) in December 2025. Mr. Schmidt brings more than 25 years of senior financial leadership, including over 20 years as a public company CFO. Most recently, he served as CFO of Sientra, Inc., a Nasdaq-listed medical aesthetics company from 2021 to 2024. From 2015 to 2020, Mr. Schmidt was CFO of Iteris, Inc., an intelligent transportation technology company serving primarily the U.S. public safety market. Before that, he served as CFO of Smith Micro Software, Inc., a broadband connectivity-focused software company. Mr. Schmidt holds a Master of Science in Accountancy from San Diego State University and a Bachelor of Business Administration in Finance from the University of Texas at Austin.

Erin R. Boase, 47
As General Counsel, Vice President Legal Affairs, Ms. Boase is responsible for all aspects of the Legal function. Ms. Boase brings a depth of experience in privacy, employment, compliance, real estate, mergers and acquisitions, as well as copyright, trademark and other product, software, service and cloud-related legal matters. Prior to joining the Company, Ms. Boase served as Head of Legal, Corporate Secretary at Lifesize from March 2019 to January 2020. Previously, Ms. Boase served as Senior Corporate Counsel at Duo Security, Inc. (now Cisco Systems, Inc.) from June 2017 to March 2019, where she managed the adoption of GDPR privacy compliance, development of company policies, copyright and trademark matters, technical compliance and other legal matters. Earlier in her career, Ms. Boase held positions of increasing responsibility with Dell Inc. and SecureWorks, Inc., including Contracts Counsel from 2013 to 2015 and North America Consumer Contracts from 2011 to 2013. Prior to that, Ms. Boase served as Manager, Academic Accounts and Law Firm Account Representative at Thomson Reuters from 2004 to 2011. Ms. Boase holds a Juris Doctor degree in Technology and Communications, graduating cum laude from Thomas Jefferson School of Law, and a Bachelor of Arts degree from Midwestern State University.

Gary G. Croke, 54	As Senior Vice President, Product and Innovation, Mr. Croke is responsible for Aviat’s global marketing and product development. This includes oversight of corporate and strategic marketing functions, product line management, and research and development of new product offerings. Mr. Croke leads Aviat’s global product and marketing strategy and research and development efforts to support successful company-wide execution and business growth through the development and launch of innovative solutions that deliver customer value. Mr. Croke has more than 25 years of leadership experience in the data and mobile communications sectors. Prior to joining Aviat, Mr. Croke served as Director of Marketing at Symmetricom, Inc. from 2007 to 2008. Previously, he served as Director of Marketing at CacheLogic, Inc. (now Velocix) from 2006 to 2007. From 2000 to 2006, Mr. Croke served as Senior Manager, Product and Solutions Marketing at Caspian Networks. Earlier in his career, he served as Technical Solution Manager at Nortel Networks from 1995 to 2000. Throughout his career, Mr. Croke has developed and executed product and marketing strategies focused on delivering compelling customer value propositions and driving business growth. Mr. Croke holds a Bachelor of Engineering degree in Electrical Engineering from Memorial University of Newfoundland and pursued postgraduate studies and research in business administration at the University of Ottawa.

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
Additional information relating to our business and operations is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. There are no transactions in which any of our executive officers or directors have an interest requiring disclosure under Item 404(a) of Regulation S-K.
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
•Our development and use of AI and ML technologies, and their use by our competitors, customers and threat actors, present operational, competitive, legal and reputational risks.
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
•Changes in tax laws, treaties, rulings, regulations or agreements, or their interpretation in any country in which we operate; any loss of a material tax dispute; a successful challenge to our operating structure, intercompany pricing policies or the taxable presence of our key subsidiaries in certain countries; or other factors could cause volatility in our effective tax rate and could adversely affect our operating results.
•Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes and other tax benefits may be limited.

Legal and Regulatory Risk Factors
•Geopolitical tensions, armed conflicts, changes in trade policies, and disruptions to global supply chains may adversely affect our business, financial condition, and results of operations.
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
•Increased attention to Environmental, Social, and Governance (“ESG”) matters, conservation measures and climate change issues has contributed to an evolving state of regulation, which could impact our results of operations, financial or competitive position and may adversely impact our business.
•Anti-takeover provisions of Delaware law, our Tax Benefit Preservation Plan, and provisions in our Amended and Restated Certificate of Incorporation, as amended, and Amended and Restated Bylaws could make a third-party acquisition of us difficult.

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
•Negative reports could harm our reputation, cause us to incur significant costs or impact our operations, and could materially adversely affect our business and stock price.

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
The wireless telecommunications industry is characterized by rapid technological change, changes in customer requirements, evolving industry standards and regulatory requirements. We continually invest in research and development to sustain or enhance our existing products, but the introduction of new communications technologies and the emergence of new industry standards or requirements could render our products obsolete. In particular, the continued expansion of fiber-optic networks, the deployment of advanced 5G and future-generation wireless technologies, and the development of alternative wireless transport solutions such as free-space optics and satellite-based connectivity may reduce demand for traditional microwave backhaul equipment, which represents a significant portion of our product portfolio. If the addressable market for microwave and millimeter-wave transport solutions contracts more rapidly than anticipated due to the accelerated deployment of these competing technologies, our revenue, margins, and growth prospects could be materially adversely affected. Further, in developing our products, we have made, and will continue to make, assumptions with respect to which standards or requirements will be adopted by our customers and competitors. If the standards or requirements adopted by our prospective customers are different from those on which we have focused our efforts, market acceptance of our products would be reduced or delayed, and our business would be harmed.
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

Our development and use of AI and ML technologies, and their use by our competitors, customers, and threat actors, present operational, competitive, legal and reputational risks.
We increasingly use AI and ML technologies in our internal operations, and we plan to incorporate these technologies into our products, solutions and network management software. In addition, our employees may use generative and other AI tools in the course of their work. These technologies are rapidly evolving, and we may be unable to anticipate or adequately mitigate the risks they present. AI and ML algorithms and models may produce outputs that are or are alleged to be flawed, biased, incomplete or inaccurate, may rely on data sets that are insufficient, unauthorized or of poor quality, and may be subject to manipulation, any of which could impair the performance of our products, lead to faulty engineering or business decisions, or expose us to liability, remediation costs and reputational harm. In addition, our personnel could, unbeknownst to us and despite strict governance protocols, improperly utilize AI and ML technologies while carrying out their responsibilities. Developing and deploying AI and ML technologies also requires significant investment and specialized personnel for whom competition is intense, and we may not realize the anticipated benefits of these investments on the timelines that we anticipate. Moreover, the market for emerging technologies such as generative AI may not develop as we anticipate, and if we are unable to develop products and features that successfully incorporate these technologies, or if our customers do not perceive our AI-enabled offerings as providing compelling benefits, demand for our products could decline and our business, results of operations and prospects could be materially adversely affected. Our competitors may incorporate AI and ML into their products and operations more rapidly or effectively than we do, which could adversely affect our competitive position and results of operations. Our use of third-party AI and ML tools may also expose our confidential information, or that of our customers, to unauthorized access, disclosure or use, including where information we input is used to train third-party models.

Our use of AI and ML also heightens certain of the cybersecurity, intellectual property, privacy and regulatory risks described elsewhere in this section. Threat actors are increasingly using AI to develop more sophisticated cyberattacks, including to identify and exploit vulnerabilities in, or evade the controls protecting, our systems, products and networks (see also the risk factors in this section relating to system security and cyberattacks and to attacks on our information technology systems). The use of AI tools may give rise to claims of intellectual property infringement or misappropriation, uncertainty regarding the ownership or protectability of AI-assisted work product, and the inadvertent disclosure of proprietary or personal information. AI technologies are also the subject of rapidly evolving and, in some cases, conflicting laws and regulations in the United States, the European Union and other jurisdictions in which we operate, and our compliance with these requirements, or any failure to comply, could increase our costs, restrict our development or use of AI, or subject us to investigations, litigation, fines or reputational harm. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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
Our success and ability to invest and grow depend largely on our ability to attract and retain highly skilled technical, professional, managerial, sales and marketing personnel. Historically, competition for these key personnel has been intense. The loss of any of our key personnel and their services (including to competitors), the inability to retain and attract qualified personnel in the future, a failure of our succession planning, or delays in hiring required personnel, particularly engineering and sales personnel could make it difficult for us to meet key objectives, such as timely and effective product introductions and financial goals, and adversely impact our business.

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
In addition to competition from other wireless transport and access equipment providers, our products compete with alternative high-capacity connectivity solutions, including fiber optic networks and other wireless and satellite technologies. Where fiber optic infrastructure is already installed or is economically available, network operators may prefer fiber to wireless transport, particularly as demand for bandwidth increases. In addition, the continued development and expansion of low-earth-orbit (“LEO”) and other satellite networks presents a competitive risk to our business. As these networks increase their capacity, coverage and cost-effectiveness, network operators may increasingly rely on satellite-based solutions for backhaul or for direct-to-user connectivity in lieu of terrestrial microwave transport, and mobile operators may reassess or reduce their investment in terrestrial network infrastructure. Any of these developments could reduce demand for our products, adversely affect our pricing, and have a material adverse effect on our business, financial condition and results of operations.

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
If we fail to accurately forecast our manufacturing requirements or anticipate customer demand, including demand driven by evolving technologies such as AI, data center infrastructure, and other emerging applications, we may incur additional costs of manufacturing, and our gross margins and financial results could be adversely affected. If we overestimate our requirements, including by misjudging the pace of adoption or the actual infrastructure buildout required to support AI workloads, high-performance computing, or data center expansion, our contract manufacturers may experience an oversupply of components and assess us charges for excess or obsolete components that could adversely affect our gross margins. The rapid evolution of AI-related applications and data center architectures makes such demand particularly difficult to forecast with precision, and customer requirements may shift materially from initial projections. If we underestimate our requirements, our contract manufacturers may have inadequate inventory or components, which could interrupt manufacturing and result in higher manufacturing costs, shipment delays, damage to customer relationships and/or our payment of penalties to our customers. Our contract manufacturers also have other customers and may not have sufficient capacity to meet all of their customers’ needs, including ours, particularly during periods of heightened demand such as those driven by large-scale AI infrastructure investments or data center build-outs.

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
We are highly dependent on sales to customers outside the U.S. In fiscal 2026, our sales to international customers accounted for 50% of total revenue. Significant portions of our international sales are in less developed countries. Our international sales are likely to continue to account for a large percentage of our products and services revenue for the foreseeable future. As a result, the occurrence of any international, political, economic or geographic event could result in a significant decline in revenue. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act (“FCPA”), and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), we are required to evaluate and determine the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and to help prevent fraud. Although management concluded that our internal control over financial reporting was effective as of July 3, 2026, we have had material weaknesses in prior fiscal years. Maintaining an effective control environment requires significant judgment, resources, and ongoing monitoring. Internal control over financial reporting has inherent limitations and may not prevent or detect all misstatements, errors, or instances of fraud. Changes in our business, including acquisitions, organizational changes, personnel turnover, implementation of new systems, or other growth initiatives, may place additional demands on our internal control framework. As a result, control deficiencies may occur in the future. If we are unable to maintain effective internal control over financial reporting, or if we identify control deficiencies that individually or in the aggregate constitute a material weakness, our ability to accurately record, process, and report financial information and prepare timely financial statements could be adversely affected. In addition, ineffective internal controls could result in restatements of our financial statements, violations of applicable securities laws or stock exchange listing requirements, regulatory investigations, loss of investor confidence, increased compliance costs, and declines in our stock price, any of which could materially adversely affect our business, financial condition, results of operations, and access to capital markets.

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

Changes in tax laws, treaties, rulings, regulations or agreements, or their interpretation in any country in which we operate; any loss of a material tax dispute; a successful challenge to our operating structure, intercompany pricing policies or the taxable presence of our key subsidiaries in certain countries; or other factors could cause volatility in our effective tax rate and could adversely affect our operating results.
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
•changes in domestic or international tax laws, treaties, rulings, regulations or agreements or the interpretation of such tax laws, treaties, rulings, regulations or agreements;
•the resolution of issues arising from any future tax audits with various tax authorities, including any loss of a material tax dispute;
•the potential for an authority to challenge our operating structure, intercompany pricing policies or the taxable presence of our key subsidiaries in certain countries;
•the tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods; and
•taxes that may be incurred upon a repatriation of cash from foreign jurisdictions.
Any significant increase in our future effective tax rates could impact our results of operations for future periods adversely.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes and other tax benefits may be limited.
Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limitation on the amount of net operating loss (“NOL”) carryforwards and certain other tax attributes that may be used to offset taxable income if a corporation experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when a company’s “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the company by more than 50 percentage points (by value) over a rolling three-year period. Additionally, various states have similar limitations on the use of state NOL carryforwards following an ownership change.
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
We believe that these Tax Benefits are a valuable asset for us. The Amended and Restated Tax Benefit Preservation Plan, dated as of August 27, 2020, and amended as of February 28, 2023, and, if approved by the Company’s stockholders, as amended further as of February 27, 2026 (our “Tax Benefit Preservation Plan”), is intended to protect our Tax Benefits during the effective period of the Tax Benefit Preservation Plan. The first amendment to the Tax Benefit Preservation Plan was approved at the Company’s November 2023 Annual Meeting of Stockholders, which extended the final expiration date of the Tax Benefit Preservation Plan until March 3, 2026. The second amendment to the Tax Benefit Preservation Plan is expected to be submitted to the Company’s stockholders for ratification at the Company’s 2026 Annual Meeting of Stockholders. If the second amendment to the Tax Benefit Preservation Plan is approved at the Company’s 2026 Annual Meeting of Stockholders, the final expiration date of the Tax Benefit Preservation Plan will be extended until March 3, 2029. If stockholder approval is not obtained at such meeting, the Company anticipates terminating the Tax Benefit Preservation Plan at the close of business on the date that the voting results are certified. Although the Tax Benefit Preservation Plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the restrictions on transferability in the Tax Benefit Preservation Plan will prevent all transfers that could result in such an “ownership change”.
The Tax Benefit Preservation Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, us or a large block of our common stock. A third party that acquires 4.9% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the Tax Benefit Preservation Plan through the issuance of common stock or common stock equivalents to all stockholders other than the acquiring person.
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

Legal and Regulatory Risk Factors

Geopolitical tensions, armed conflicts, changes in trade policies, and disruptions to global supply chains may adversely affect our business, financial condition, and results of operations.
Our business depends on global supply chains, international manufacturing operations, third-party suppliers, and the movement of products and components across multiple jurisdictions. Global geopolitical developments, including tensions between the United States and China, changes in trade policies, tariffs, export controls, economic sanctions, armed conflicts, and other geopolitical events, have created and may continue to create uncertainty and disruption in global markets.

In recent years, governments have imposed and proposed changes to tariffs, export restrictions, sanctions, and other trade-related measures affecting the import and export of products, components, and technologies. These actions, together with retaliatory measures taken by other countries, may increase our costs, reduce the availability of critical components, disrupt our supply chain, or adversely affect demand for our products in certain markets. In addition, ongoing armed conflicts and geopolitical instability, including conflicts in the Middle East, the conflict between Russia and Ukraine, disruptions to commercial shipping routes in the Red Sea and surrounding waterways, and the potential expansion of regional hostilities, have contributed to increased transportation costs, extended shipping times, supply chain challenges, commodity price volatility, and broader economic uncertainty. Such events could adversely affect our suppliers, contract manufacturers, logistics providers, customers, employees, or business partners. In particular, the scope and level of tariffs and other trade measures applicable to products and components imported into the United States and other jurisdictions have increased significantly in recent periods, and these measures have adversely affected, and may continue to adversely affect, our costs, supply chain and pricing. We may be unable to fully mitigate these effects or to pass increased costs on to our customers, and our efforts to do so could reduce demand for our products or erode our gross margins.
While we continuously evaluate and implement strategies intended to mitigate these risks, including supply chain diversification, sourcing alternatives, and operational efficiencies, such efforts may not be successful or sufficient to offset the effects of future developments. The scope, duration, and ultimate impact of geopolitical events, trade restrictions, sanctions, tariffs, military conflicts, shipping disruptions, and related governmental actions remain difficult to predict. Any of these events could increase our costs, disrupt our operations, delay customer deliveries, reduce customer demand, limit access to key markets, or otherwise have a material adverse effect on our business, financial condition, results of operations, cash flows, and growth prospects.

If we are unable to adequately protect our intellectual property rights, we may be deprived of legal recourse against those who misappropriate our intellectual property.
Our ability to compete will depend, in part, on our ability to obtain and enforce intellectual property protection for our technology in the U.S. and internationally. We rely upon a combination of trade secrets, trademarks, copyrights, patents, contractual rights and technological measures to protect our intellectual property rights from infringement, misappropriation or other violations to maintain our brand and competitive position. We also make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. With respect to patents, we cannot be certain that patents will be issued as a result of any currently pending patent application or future patent applications, or that any of our patents, once issued, will provide us with adequate protection from competing products or intellectual property owned by others. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable or narrowed in scope. With respect to trade secret protections, we run the risk that others could independently develop competing or similar technologies allowing others to develop products without taking a license from us if our other intellectual property rights are insufficient to prevent such unlicensed development and deployment of these products. Furthermore, we may not be able to prevent infringement, misappropriation and unauthorized, use of our owned and exclusively-licensed intellectual property. We also cannot provide assurances that the protection provided to our intellectual property by the laws and courts of particular nations will be substantially similar to the protection and remedies available under U.S. law. Furthermore, we cannot provide assurances that third parties will not assert infringement claims against us in the U.S. or based on intellectual property rights and laws in other nations that are different from those established in the U.S.
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
Our trade secret and confidential information protections also depend on our ability to prevent unauthorized disclosure or use by our current and former employees and contractors. Employees or contractors who have access to our trade secrets, know-how and other confidential information may leave to join competitors or form competing businesses. Despite our confidentiality and invention assignment agreements, we cannot guarantee that departing personnel will not misappropriate, improperly use, or disclose our proprietary information. Pursuing legal remedies against a former employee or contractor for misappropriation of trade secrets is often difficult, costly and time-consuming, and may not provide an adequate remedy given the potential harm to our competitive position.
Conversely, if we hire employees or engage contractors who previously worked for competitors or other third parties, we may be subject to claims that we have improperly obtained, used or disclosed the trade secrets or other proprietary information of such competitors or third parties, or that we have induced a breach of confidentiality or non-competition obligations. Any such claims, whether or not successful, could be costly and time-consuming to defend, divert management attention, and harm our reputation and relationships with customers and employees.

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

Our business is subject to changing regulation of corporate governance, public disclosure and anti-bribery measures, which have resulted in increased costs and may continue to result in additional costs or potential liabilities in the future.
We are subject to rules and regulations of federal and state regulatory authorities, The NASDAQ Stock Market LLC (“NASDAQ”) and financial market entities charged with the protection of investors and the oversight of companies whose securities are publicly traded, and foreign and domestic legislative bodies. These entities, including the Public Company Accounting Oversight Board, the SEC, NASDAQ and several foreign governments, have issued, modified and proposed, and continue to issue, modify and propose, requirements, laws and regulations, which continue to evolve in scope and complexity, most notably SOX, and recent laws and regulations regarding bribery and unfair competition, including the SEC’s rules relating to the disclosure of climate-related information (for which the SEC has proposed rescission). Our efforts to comply with these requirements and regulations and prepare for compliance with proposed requirements and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of substantial management time and attention from revenue-generating activities to compliance activities.
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
Because our products are used in critical communications networks, we may be subject to significant liability claims if our products do not work properly. We warrant to our current customers that our products will operate in accordance with our product specifications. If our products fail or are alleged to fail to conform to these specifications, our customers could require us to remedy the purported failure or could assert claims for damages. The provisions in our agreements with customers that are intended to limit our exposure to liability claims may not preclude all potential claims. In addition, any insurance policies we have may not adequately limit our exposure with respect to such claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. Any such claims, whether or not successful, would be costly and time-consuming to defend, and could divert management’s attention and seriously damage our reputation and our business.

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
Environmental, health and safety regulations govern the manufacture, assembly and testing of our products, including without limitation regulations governing the emission of pollutants and the use, remediation, and disposal of hazardous materials (including electronic wastes). Such laws and regulations include the European Union’s Restriction of Hazardous Substances Directive (“RoHS”) and the Waste Electrical and Electronic Equipment Directive (“WEEE”), as implemented by European Union member states. Our failure or the failure of our suppliers or contract manufacturers to properly manage the use, transportation, emission, discharge, storage, recycling or disposal of waste generated from our operations could subject us to increased compliance costs or liabilities such as fines and penalties, as well as impose restrictions upon our ability to manufacture our products or limit our ability to export our products beyond the domestic United States.

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

Increased attention to ESG matters, conservation measures and climate change issues has contributed to an evolving state of regulation, which could impact our results of operations, financial or competitive position and may adversely impact our business.
Increased attention to, and sometimes conflicting societal expectations on companies to address, climate change and other environmental and social impacts, and investor and societal expectations regarding ESG disclosures may result in increased costs to us and our suppliers, contract manufacturers, and customers. Moreover, while we have in the past and may continue to publish voluntary disclosures regarding ESG matters, statements therein have been and may in the future be based on expectations and assumptions or hypothetical scenarios that may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions or hypothetical scenarios are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established approach to identifying, measuring and reporting on many ESG matters.
Increased public awareness and worldwide focus on climate change issues has led to legislative and regulatory efforts to limit greenhouse gas emissions, and otherwise require climate-related disclosure, and may result in more international, federal, regional or state requirements or industry standards to reduce or mitigate risks or otherwise make disclosures related to climate change. As a result, we may become subject to new or more stringent regulations, legislation or other governmental requirements or industry standards, and we anticipate that we will see increased demand to meet voluntary criteria related to reduction or elimination of certain constituents from products, reducing emissions of greenhouse gases, and increasing energy efficiency. For example, in March 2024, the SEC approved final rules that would have required the disclosure of climate-related information in registration statements and periodic reports; however, those rules were stayed in April 2024, and in May 2026, the SEC proposed rescission of the rules. While the rules remain suspended and without effect as of the date of filing of this Annual Report on Form 10-K, there is potential that the Company could be subject to climate-related disclosure requirements in the future should these or similar requirements be adopted at the international, federal, regional or state level. Increased regulation of climate change concerns could subject us to additional costs and restrictions and require us to make certain changes to our manufacturing practices and/or product designs, which could negatively impact our business, results of operations, financial condition and competitive position. Moreover, such requirements may not always be uniform across jurisdictions, which may result in increased complexity and cost for compliance.
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
Furthermore, certain employment practices and social initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. We cannot be certain of the impact of such regulatory, legal and other developments on our business. More recent political developments could mean that we face increasing criticism or litigation risks from certain “anti-ESG” parties, including various governmental agencies. Such sentiment may focus on our environmental commitments (such as reducing greenhouse gas emissions) or its pursuit of certain employment practices or social initiatives that are alleged to be political or polarizing in nature or are alleged to violate laws based, in part, on changing priorities of, or interpretations by, federal agencies or state governments. Potential consideration of ESG-related factors in our decision-making could be subject to increasing scrutiny and objection from such anti-ESG parties. As a result, we may face increased litigation risks from private parties and governmental authorities related to our ESG efforts.

Anti-takeover provisions of Delaware law, our Tax Benefit Preservation Plan, and provisions in our Amended and Restated Certificate of Incorporation, as amended, and Amended and Restated Bylaws could make a third-party acquisition of us difficult.
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
In addition, the Tax Benefit Preservation Plan and the amendments to our Amended and Restated Certificate of Incorporation, as amended (the “Charter Amendments”) could make an acquisition of us more difficult.

General Risk Factors

Natural disasters or other catastrophic events such as terrorism and war could have an adverse effect on our business.
Natural disasters, such as hurricanes, earthquakes, fires, extreme weather conditions and floods, could adversely affect our operations and financial performance. In addition, climate change may contribute to the increased frequency, unpredictability or intensity of extreme weather events, including storms, wildfires, and other natural disasters. Further, geopolitical conflict and acts of terrorism or war could significantly disrupt our supply chain and access to vital components. Such events have in the past and could in the future result in physical damage to one or more of our facilities, the temporary closure of one or more of our facilities or those of our suppliers, a temporary lack of an adequate work force in a market, a temporary or long-term disruption in the supply of products from local or overseas suppliers or contract manufacturers, a temporary disruption in the transport of goods from overseas, and delays in the delivery of goods. Climate change and natural disasters may impact the availability and cost of materials and natural resources, sources and supply of energy necessary for our operations, and could also increase insurance and other operating costs. Many of our facilities around the world (and the operations of our suppliers) are in locations that may be impacted by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to our facilities or those of our suppliers, such as loss or spoilage of inventory and business interruption caused by such events. In addition, if there is a natural disaster in any of the locations in which our significant customers are located, our customers may incur losses or sustained business interruption, or both, which may materially impair their ability to continue their purchase of products from us. Public health issues, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of suppliers or customers, or have an adverse impact on customer demand. As a result of any of these events, we may be required to suspend operations in some or all of our locations, which could have an adverse effect on our business, financial condition, results of operations, and cash flows. These events could also reduce demand for our products or make it difficult or impossible to receive components from suppliers. Although we maintain business interruption insurance and other insurance intended to cover some or all of these risks, such insurance may be inadequate, whether because of coverage amount, policy limitations, the financial viability of the insurance companies issuing such policies, or other reasons.

System security risks, data protection breaches, and cyberattacks could compromise our proprietary information, disrupt our internal operations and harm public perception of our products, which could cause our business and reputation to suffer and adversely affect our stock price.
In the ordinary course of business, we store sensitive data, including intellectual property, our proprietary business information and proprietary information of our customers, suppliers and business partners, on our networks. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies, including ours, are subject to a wide variety of attacks on their networks on an ongoing basis. Despite our security measures, our information technology and infrastructure may be vulnerable to interruption, disruption, destruction, penetration or attacks due to natural disasters, power loss, telecommunications failure, terrorist attacks, domestic vandalism, Internet failures, computer malware, ransomware, cyberattacks, social engineering attacks, phishing attacks, data breaches and other events unforeseen or generally beyond our control. Additionally, advances in technology, an increased level of sophistication and expertise of hackers, widespread access to generative AI, and new discoveries in the field of cryptography can result in a compromise or breach of our information technology systems or security measures implemented to protect our systems. Any such breach could compromise our systems and networks, which could cause system disruptions or slowdowns and exploitation of security vulnerabilities in our products, and lead to the information stored on our networks being accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, and cause us reputational and financial harm. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our networks. An increased number of our employees and service providers are working from home and connecting to our networks remotely on less secure systems, which we believe may further increase the risk of, and our vulnerability to, a cyberattack or breach on our network. Any such actual or perceived security breach, incident or disruption could also divert the efforts of our technical and management personnel and could require us to incur significant costs and operational consequences in connection with investigating, remediating, eliminating and putting in place additional tools, devices, policies, and other measures designed to prevent such security breaches, incidents and system disruptions. Moreover, we could be required by applicable law in some jurisdictions, or otherwise find it appropriate to expend significant capital and other resources, to notify or respond to applicable third parties or regulatory authorities due to any actual or perceived security incidents or breaches to our systems and its root cause.
If an actual or perceived breach of network security occurs in our network or in the network of a customer of our security products, regardless of whether the breach is attributable to our products, the market perception of the effectiveness and safety of our products could be harmed. Because the techniques used by computer programmers and hackers, many of whom are highly sophisticated and well-funded, to access or sabotage networks or systems change frequently and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these cyberattacks. This could impede our sales, manufacturing, distribution or other critical functions. In addition, our ability to defend against and mitigate cyberattacks depends in part on prioritization decisions that we and third parties upon whom we rely make to address vulnerabilities and security defects. While we endeavor to address all identified vulnerabilities in our products, we must make determinations as to how we prioritize developing and deploying the respective fixes, and we may be unable to do so prior to an attack. The economic costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software systems and security vulnerabilities could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the programmer or hacker, which are often difficult to identify. Furthermore, even once a vulnerability has been addressed, for certain of our products, the fix will only be effective once a customer has updated the impacted product with the latest release, and customers that do not install and run the latest supported versions of our products may remain vulnerable to attack.
As cyberattacks become more sophisticated, the need to develop, modify, upgrade or enhance our information technology infrastructure and measures to secure our business can lead to increased cybersecurity protection costs. Such costs may include making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants. These efforts come at the potential cost of revenues and human resources that could be utilized to continue to enhance our product offerings, and such increased costs may adversely affect our operating margins.
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

In addition, because we outsource the manufacturing of our products to third-party contract manufacturers and rely on other suppliers and service providers, we must share our proprietary designs, specifications, know-how and other confidential technical information with these parties to build, test or service our products. Although we enter into confidentiality and non-disclosure agreements with our contract manufacturers and other suppliers, we cannot guarantee that they will maintain adequate data security and confidentiality safeguards, or that they will not misuse, disclose or lose control over our proprietary information, whether as a result of a cyberattack, employee misconduct, or otherwise. Any unauthorized access to, use of, or disclosure of our intellectual property or proprietary information by a contract manufacturer or other supplier, including through the reverse engineering of our products or designs, could allow competitors or other third parties to develop competing products, erode our competitive position, and harm our business, financial condition and results of operations. Because many of our contract manufacturers and suppliers are located outside the United States, we may have limited visibility into their data security practices and limited legal recourse against any unauthorized use or disclosure of our proprietary information in their jurisdictions.

Negative reports could harm our reputation, cause us to incur significant costs or impact our operations, and could materially adversely affect our business and stock price.

We have and may again from time to time be the subject of negative publicity, commentary, or reports. Such reports have alleged and may in the future allege improper conduct, accounting irregularities, business weaknesses, or other concerns, and may be published without regard to the accuracy or completeness of the information contained therein. Even when allegations are unfounded, we have been and may be required to devote significant management time and resources to address such matters, and our reputation with customers, suppliers, employees, and investors may be harmed. In addition, such reports, commentary, or publicity could cause the market price of our common stock to decline significantly, increase trading volatility, and increase the risk of stockholder litigation or regulatory inquiries.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
At Aviat, cybersecurity processes, controls and technologies have been implemented to help facilitate the Company’s efforts to identify, assess and manage material risks associated with cybersecurity threats.
Risk Management and Strategy
The Company has sought to leverage the National Institute of Standards and Technology Cybersecurity Framework (the “NIST CSF”) as a guideline for its cybersecurity framework and to help identify, assess and manage cybersecurity risks related to its business. The Company considers cybersecurity risks as part of, and has incorporated its cybersecurity program into, the Company’s overall risk management process. The Company regularly engages third party experts, including cybersecurity assessors, consultants and auditors to evaluate and test our cybersecurity risk management systems and processes. The Company’s partnership with these third parties includes regular audits and threat assessments. The Company requires all of its third-party information technology vendors to undergo evaluations by the Company’s internal data privacy and data security team as a part of efforts to assess, document and mitigate potential cybersecurity threats associated with the use of such vendors and the software, applications and services they provide.
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
In 2024, we achieved International Organization for Standardization (ISO) and International Electrotechnical Commission (IEC) 27001 certification. In 2026, we maintained our accreditation, reflecting our commitment to maintaining a robust information security management system. This internationally recognized standard demonstrates that we implemented risk-based controls to protect confidentiality, integrity and availability of critical data. The certification enhances our ability to manage cybersecurity threats, improve compliance posture and support customer trust in our information technology security practices.

Incident Reporting
If cybersecurity incidents occur, our incident response plan requires that certain of the Company’s executive leadership team, legal counsel, and Audit Committee be briefed and that a determination be made as to whether such incident or vulnerability is deemed material to the Company. The Company’s incident response plan is tested annually to assess its operational effectiveness. We aim to conduct an annual “tabletop” exercise during which we simulate cybersecurity incidents to help us prepare to respond to a cybersecurity incident and to identify areas for potential improvement.
As of the date of this Annual Report on Form 10-K, though the Company and our service providers have experienced certain cybersecurity incidents, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. See “Item 1A, Risk Factors,” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.
Governance
Aviat’s Board of Directors works in combination with the Audit Committee to oversee the Company’s cybersecurity risk as a component of its risk management oversight. This includes prioritization of cybersecurity risks and the allocation of resources. The Board of Directors receives regular updates on the Company’s cybersecurity program. The Audit Committee regularly reviews Aviat’s cybersecurity program with the Company’s management. The Company’s management, including its Chief Digital & Information Officer, CFO, and General Counsel, provide the Board of Directors and Audit Committee updates regarding current and emerging cybersecurity threats, status of ongoing cybersecurity initiatives, certain incident reports and events, remediation efforts, and compliance with regulatory and industry standards.
The Company’s Chief Digital & Information Officer is primarily responsible for assessing and managing our material risks from cybersecurity threats, monitoring the effectiveness of our cybersecurity detection and response processes in countering current threats and providing updates to the executive team.
Our Chief Digital & Information Officer has more than 25 years of experience in information technology, cybersecurity oversight, digital transformation, and technology leadership roles, including serving as Chief Digital Officer of JSR Corporation, a global manufacturing conglomerate for over 5 years. Previously, he held senior technology and innovation leadership positions with Lam Research, SBA Materials, Knowles Electronics, Cambrios Technologies, Symmorphix, and Siemens AG. He holds a Ph.D. in Physics and a Bachelor’s degree in Physics from the University of California, Santa Barbara.
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
Item 3. Legal Proceedings
For a discussion of legal proceedings as of July 3, 2026, refer to “Legal Proceedings” and “Contingent Liabilities” under Note 13. Commitments and Contingencies of the Notes to the consolidated financial statements in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information on Common Stock
Aviat’s common stock is listed and primarily traded on the NASDAQ Global Select Market (“NASDAQ”), under the ticker symbol AVNW. According to the records of the Company’s transfer agent, as of August 21, 2026, there were approximately 1,438 holders of record of Aviat’s common stock.
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
Sales of Unregistered Securities
During fiscal 2026, the Company did not issue or sell any unregistered securities not previously reported on Form 10-Q or 8-K.
Issuer Purchases of Equity Securities
In November 2021, the Company’s Board of Directors approved a stock repurchase program to purchase up to $10.0 million of its common stock. As of July 3, 2026, $3.7 million remains available under the stock repurchase program, and the Company may choose to suspend or discontinue the repurchase program at any time. Repurchased shares are recorded as treasury stock.
The following table summarizes the Company’s repurchases of its common stock during the fourth quarter of fiscal 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
March 28, 2026 — May 01, 2026	—	$—	—	$5,831
May 02, 2026 — May 29, 2026	111,696	16.13	111,696	4,029
May 30, 2026 — July 3, 2026	19,353	18.94	19,353	3,662
Total	131,049		131,049	$3,662

Performance Graph
The following graph and accompanying data compare the cumulative total return of Aviat’s common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the five-year period ended July 3, 2026. The comparison assumes $100 was invested on July 2, 2021, in the Company’s common stock and each of the indices and assumes reinvestment of dividends. The historical stock price performance shown below is not indicative of future price performance. Note that this graph and accompanying data is “furnished,” not “filed,” with the SEC.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Aviat Networks, Inc., the NASDAQ Composite Index
and the NASDAQ Telecommunications Index

200
150
100
50
0
07/02/21
07/01/22
06/30/23
06/28/24
06/27/25
07/03/26
Aviat Networks, Inc.
NASDAQ Composite
NASDAQ Telecommunications

	07/02/21	07/01/22	06/30/23	06/28/24	06/27/25	07/03/26
Aviat Networks, Inc.	$100.00	$78.70	$104.66	$89.97	$75.07	$66.37
NASDAQ Composite	$100.00	$76.54	$95.69	$124.02	$142.78	$183.06
NASDAQ Telecommunications	$100.00	$80.05	$77.74	$87.29	$113.12	$136.45
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Aviat Networks, Inc.’s (“Aviat”, the “Company”, “we”, “us”, or “our”) results of operations and financial condition during the two-year period ended July 3, 2026. MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s consolidated financial statements and accompanying notes. In the discussion herein, the fiscal years ended July 3, 2026, June 27, 2025, and June 28, 2024, are referred to as “fiscal 2026”, “fiscal 2025” and “fiscal 2024”, respectively. Aviat’s fiscal year ends on the Friday nearest to June 30. For a comparison of the results of operations for fiscal 2025 and 2024, refer to Aviat’s Annual Report on Form 10-K for the fiscal year ended June 27, 2025, filed with the SEC on September 10, 2025.
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

Operations Review
The market for mobile backhaul continued to be the Company’s primary addressable market segment globally in fiscal 2026. In North America, the Company supported 5G and long-term evolution (“LTE”) deployments of its mobile operator customers, public safety network deployments for state and local governments, and private network implementations for utilities and other customers. In international markets, the Company’s business continued to rely on a combination of customers increasing their capacity to handle subscriber growth and the ongoing build-out of some large LTE and 5G deployments. Aviat’s position continues to be to support its customers for 5G and LTE readiness and ensure that its technology roadmap is well aligned with evolving market requirements. Aviat’s strength in turnkey and after-sale support services is a differentiating factor that wins business for the Company and enables it to expand its business with existing customers. Additionally, Aviat operates an e-commerce on-line platform, Aviat Store, that provides low-cost services, a simple experience, and fast delivery to mobile operators and private network customers. Recently, U.S. tariffs on certain imported goods have increased costs within parts of the supply chain. Aviat has implemented mitigation measures, including sourcing and operational initiatives and pricing actions, to reduce the impact of these tariffs on its business and results of operations. However, as disclosed in the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K, a number of factors could prevent the Company from achieving its objectives, including ongoing pricing pressures attributable to competition and macroeconomic conditions in the geographic markets that it serves.
Fiscal 2026 Compared to Fiscal 2025
Revenue
The Company manages its sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe and (3) Latin America and Asia Pacific. Revenue by region for fiscal 2026 and 2025 and the related changes were as follows:

	Fiscal Year
(In thousands, except percentages)	2026	2025	$ Change	% Change
North America	$220,034	$207,606	$12,428	6.0%
Africa and the Middle East	57,952	49,428	8,524	17.2%
Europe	42,043	31,713	10,330	32.6%
Latin America and Asia Pacific	119,653	145,859	(26,206)	(18.0)%
Total Revenue	$439,682	$434,606	$5,076	1.2%
The Company achieved revenue growth of 1% in fiscal 2026 primarily driven by a 10% increase in software & licenses and 6% increase in equipment sales. This was partially offset by a 15% decrease in field services.
Revenue in North America increased by $12.4 million in fiscal 2026 primarily due to increases in software & licenses and field services, which increased 25% and 11%, respectively.
Revenue in Africa and the Middle East increased by $8.5 million in fiscal 2026 primarily due to increases in demand for products and software offerings, which increased 22% and 29%, respectively.
Revenue in Europe increased by $10.3 million in fiscal 2026 primarily due to increased equipment sales of 48%.
Revenue in Latin America and Asia Pacific decreased by $26.2 million in fiscal 2026 primarily due to lower demand for field services of 50%.

Gross Margin

	Fiscal Year
(In thousands, except percentages)	2026	2025	$ Change	% Change
Revenue	$439,682	$434,606	$5,076	1.2%
Cost of revenue	301,391	295,170	6,221	2.1%
Gross margin	$138,291	$139,436	$(1,145)	(0.8)%
% of revenue	31.5%	32.1%
Product margin %	29.5%	27.7%
Service margin %	36.3%	40.7%
Gross margin for fiscal 2026 decreased by $1.1 million, while gross margin as a percentage of revenue reduced by 0.6 percentage points due to lower service revenue, offset by sales volumes and the mix of product and service offerings.
Research and Development Expenses

	Fiscal Year
(In thousands, except percentages)	2026	2025	$ Change	% Change
Research and development expenses	$28,401	$35,768	$(7,367)	(20.6)%
% of revenue	6.5%	8.2%
Research and development expenses decreased by $7.4 million in fiscal 2026 primarily due to cost management initiatives.
Selling and Administrative Expenses

	Fiscal Year
(In thousands, except percentages)	2026	2025	$ Change	% Change
Selling and administrative expenses	$88,509	$89,482	$(973)	(1.1)%
% of revenue	20.1%	20.6%
Selling and administrative expenses decreased by $1.0 million in fiscal 2026 primarily due to lower administrative costs and cost management initiatives.
Restructuring Charges

	Fiscal Year
(In thousands, except percentages)	2026	2025	$ Change	% Change
Restructuring charges	$2,144	$3,611	$(1,467)	(40.6)%
% of revenue	0.5%	0.8%
During fiscal 2026, restructuring charges were $2.1 million, a decrease of $1.5 million compared to fiscal 2025. During fiscal 2026, the Company’s Board of Directors approved restructuring plans, primarily associated with reductions in workforce in certain of the Company’s operations to optimize skill sets and align cost structure. In addition, restructuring charges also consisted of a $0.3 million early lease termination charge during the year.
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

Interest Expense, Net

	Fiscal Year
(In thousands, except percentages)	2026	2025	$ Change	% Change
Interest expense, net	$7,679	$6,058	$1,621	26.8%
Interest expense, net increased by $1.6 million in fiscal 2026 primarily due to interest expense incurred on incremental Term Loan borrowings.
Other Expense, Net

	Fiscal Year
(In thousands, except percentages)	2026	2025	$ Change	% Change
Other (income) expense, net	$(1,661)	$941	$(2,602)	(276.5)%
Other expense, net decreased by $2.6 million in fiscal 2026 primarily as a result of foreign exchange rate movement.
Income Taxes

	Fiscal Year
(In thousands, except percentages)	2026	2025	$ Change	% Change
Income before income taxes	$13,219	$3,576	$9,643	269.7%
Provision for income taxes	10,680	2,235	8,445	377.9%
As % of income before income taxes	80.8%	62.5%
The Company estimates its annual effective tax rate at the end of each reporting period, and records the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances.
Tax expense was $10.7 million in fiscal 2026 and $2.2 million in fiscal 2025. The Company’s tax expense for fiscal 2026 was primarily due to profitable U.S. and foreign subsidiaries, with no offsetting benefit recorded on losses in jurisdictions for which no benefit can be realized. The Company’s tax expense for fiscal 2025 was primarily due to profitable U.S. and foreign subsidiaries, partially offset by a partial Canada valuation allowance release.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. We continue to analyze the OBBBA and at this time do not expect a material effect on our consolidated financial statements.
Fiscal 2025 Compared to Fiscal 2024
For a comparison of the results of operations for fiscal 2025 and 2024, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Aviat’s Annual Report on Form 10-K for the fiscal year ended June 27, 2025, filed with the SEC on September 10, 2025.
Liquidity, Capital Resources and Financial Strategies
Sources of Cash
As of July 3, 2026, the Company’s total cash and cash equivalents were $72.8 million. Approximately $22.6 million, or 31% was held in the United States. The remaining balance of $50.3 million, or 69% was held outside the United States. Of the amount of cash and cash equivalents held by the Company’s foreign subsidiaries on July 3, 2026, $50.2 million was held in jurisdictions where its undistributed earnings are indefinitely reinvested, and if repatriated, would be subject to foreign withholding taxes.

Operating Activities
Operating cash flows is presented as net income adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities was $13.6 million for fiscal 2026, compared with $5.7 million in the prior year. The $7.8 million increase is primarily attributable to improved working capital performance. Net changes in operating assets and liabilities resulted in $11.9 million of cash used in operating activities for fiscal 2026, compared to $16.8 million in fiscal 2025. The $4.9 million decrease compared to the prior year is primarily attributable to a smaller increase in accounts receivable, lower inventory purchases and a decrease in unbilled receivables. These impacts were partially offset by a larger decrease in accounts payable due to the timing of inventory purchases and vendor payments compared to the prior year.
Investing Activities
Net cash used in investing activities was $7.3 million for fiscal 2026 compared to $28.5 million in the prior year. The $21.2 million decrease is driven by the absence of acquisition payments associated with the NEC Transaction in the current year, whereas the previous year had $18.2 million of such payments.
Financing Activities
Financing cash flows consist primarily of borrowings and repayments under the Company’s Credit Facility and proceeds from the exercise of employee stock options. Net cash provided by financing activities was $6.3 million for fiscal 2026, compared with $18.7 million in the prior year. The $12.3 million decrease is primarily due to lower net borrowings under both the Revolver and Term Loan facilities, partially offset by the absence of $18.6 million of deferred consideration payments related to acquisitions that occurred in the prior year.
As of July 3, 2026, the Company’s sources of liquidity consisted of $72.8 million in cash and cash equivalents, $84.2 million of available credit under its Credit Facility, and future collections of receivables from customers. The Company regularly requires letters of credit from certain customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce its credit and sovereign risk. Historically, the Company’s primary sources of liquidity have been cash flows from operations and credit facilities.
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
Available Credit Facility, Borrowings and Repayment of Debt
The Company entered into a Secured Credit Facility Agreement (the “Credit Facility”), dated May 9, 2023, amended as of November 22, 2023 and October 18, 2024, with Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender and Wells Fargo Securities LLC, Citigroup Global Markets Inc., and Regions Capital Markets as lenders. On August 28, 2025, the Company entered into an amendment under the Credit Facility to increase the Term Loan and Revolver commitments by $20.0 million for each instrument. The Credit Facility provides for a $95.0 million revolving credit facility (the “Revolver”) and a $95.0 million Term Loan Facility (the “Term Loan”) with a maturity date of October 18, 2029. The $95.0 million Revolver can be borrowed with a $20.0 million sub-limit for letters of credit, and a $10.0 million swingline loan sub-limit. The full Revolver balance will be paid on maturity. Refer to Note 7. Credit Facility and Debt and Note 16. Subsequent Events of the Notes for further information.
In November 2023, the Company borrowed $50.0 million against the Term Loan to primarily settle the cash portion of the consideration associated with the NEC Transaction. Refer to Note 12. Acquisitions of the Notes for further information.
As of July 3, 2026, the available credit under the Revolver was $76.8 million, reflecting the available limit of $95.0 million less outstanding borrowings of $10.0 million and outstanding letters of credit of $8.2 million. The Company borrowed $100.0 million and repaid $105.0 million against the Revolver in fiscal 2026. The Company borrowed $20.0 million and repaid $5.5 million against the Term Loan in fiscal 2026. As of July 3, 2026, the Company had $87.6 million outstanding under its Term Loan and $10.0 million borrowings under its Revolver.

Outstanding borrowings under the Credit Facility bear interest at either: (a) Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly. As of July 3, 2026, the applicable margin on Adjusted Term SOFR and Base Rate borrowings was 2.75% and 1.75%, respectively. The effective rate of interest on the outstanding Term Loan borrowings as of July 3, 2026 and June 27, 2025, was 6.5% and 6.9%, respectively.
The Credit Facility requires the Company and its subsidiaries to maintain a fixed charge coverage ratio to be greater than 1.25 to 1.00 as of the last day of any fiscal quarter of the Company. The Credit Facility also requires that the Company maintain a maximum leverage ratio of 3.00 times earnings before interest, taxes, depreciation, and amortization (“EBITDA”), with a step-down to 2.75 times EBITDA after four full quarters, and 2.50 times EBITDA after eight full quarters. The current maximum leverage ratio requirement is 2.75 times EBITDA. The Credit Facility contains customary affirmative and negative covenants, including, among others, covenants limiting the ability of the Company and its subsidiaries to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to customary exceptions. As of July 3, 2026, the Company was in compliance with all financial covenants contained in the Credit Facility.
Restructuring Payments
The Company had liabilities for restructuring activities totaling $1.2 million as of July 3, 2026, which was classified as current and are expected to be paid in cash within the next 12 months. The Company expects to fund the future payments with available cash and cash provided by operations. Refer to Note 8. Restructuring Activities of the Notes for further information.
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
The Company enters into foreign exchange forward contracts to mitigate the change in fair value of specific non-functional currency assets and liabilities on the balance sheet. All balance sheet hedges are marked to market through earnings every period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. The Company did not have any foreign exchange forward contracts outstanding as of July 3, 2026, or June 27, 2025.
Net foreign exchange losses (gains) recorded in the consolidated statements of operations during fiscal 2026, 2025 and 2024 were $0.9 million, $(0.8) million and $(0.3) million, respectively.
Certain of the Company’s international business are transacted in non-U.S. dollar (“USD”) currencies. From time to time, the Company utilizes foreign currency hedging instruments to minimize the currency risk of non-USD transactions. The impact of translating the assets and liabilities of foreign operations to USD is included as a component of stockholders’ equity. As of July 3, 2026, and June 27, 2025, the cumulative translation adjustment decreased stockholders’ equity by $20.4 million and $18.8 million, respectively.

Interest Rate Risk
The Company’s exposure to market risk for changes in interest rates relates primarily to its cash equivalents and borrowings under its Credit Facility.
Exposure on Cash Equivalents
The Company had $72.8 million in total cash and cash equivalents as of July 3, 2026. Cash equivalents totaled $2.9 million as of July 3, 2026, and were comprised of money market funds and bank certificates of deposit. Cash equivalents have been recorded at fair value. Fair value is measured using inputs that fall into a three-level hierarchy that prioritizes the inputs used to measure fair value based on observability of such inputs. Refer to Note 6. Fair Value Measurements of Assets and Liabilities of the Notes for further information.
The Company’s cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. The weighted-average days to maturity for cash equivalents held as of July 3, 2026, was approximately 110 days, and these investments had an average yield of approximately 2.9% per annum. A 10% change in interest rates on the Company’s cash equivalents is not expected to have a material impact on its financial position, results of operations, or cash flows.
Exposure on Borrowings
As of July 3, 2026, the Company had $87.6 million outstanding under its Term Loan and $10.0 million borrowings under its Revolver. Refer to Note 7 Credit Facility and Debt of the Notes for further information.
The Company’s borrowings under the Credit Facility bear interest at either: (a) SOFR plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly. As of July 3, 2026, the applicable margin on Adjusted Term SOFR and Base Rate borrowings was 2.75% and 1.75%, respectively. The effective rate of interest on the outstanding Term Loan borrowings as of July 3, 2026 and June 27, 2025, was 6.5% and 6.9%, respectively.
A 10% change in interest rates is estimated to have a $0.6 million impact on annual interest expense on the Company’s outstanding long-term debt as of July 3, 2026.
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
Revenue from services includes certain network planning and design, engineering, installation and commissioning, extended warranty, customer support, consulting, training, and education. Maintenance and support services are generally offered to our customers and recognized over a specified period of time and from sales and subsequent renewals of maintenance and support contracts. The network planning and design, engineering and installation related services noted are recognized based on an over-time recognition model using the cost-input method. Certain judgment is required when estimating total contract costs and progress to completion on the over-time arrangements, as well as whether a loss is expected to be incurred on the contract. The cost estimation process for these contracts is based on the knowledge and experience of the Company’s project managers, engineers, and financial professionals. Changes in job performance and job conditions are factors that influence estimates of the total costs to complete those contracts and the Company’s revenue recognition. If circumstances arise that change the original estimates of revenues, costs, or extent of progress toward completion, revisions to the estimates are made in a timely manner. These revisions may result in increases or decreases in estimated revenues or costs, and such revisions are reflected in income in the period in which the circumstances that gave rise to the revision become known to us. As of July 3, 2026, favorable and unfavorable changes in contract estimates are not considered material for each period presented. We perform ongoing profitability analysis of our service contracts accounted for under this method to determine whether the latest estimates of revenues, costs, and profits require updating. In rare circumstances if these estimates indicate that the contract will be unprofitable, the entire estimated loss for the remainder of the contract is recorded immediately. As of July 3, 2026, contract losses recognized are not considered material during each period presented and there are no material loss contracts for each period presented.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Aviat Networks, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Aviat Networks, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of July 3, 2026, the related consolidated statements of operations, comprehensive income, cash flows, and equity for the period ended July 3, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 3, 2026, and the results of its operations and its cash flows for the period ended July 3, 2026, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of July 3, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 27, 2026 expressed an unqualified opinion.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition — Service Revenues - Estimated Costs to Complete - Refer to Note 3 to the consolidated financial statements
As described further in Note 3 to the consolidated financial statements, the Company recognizes revenue from two primary sources: products and services. Revenues from services include revenues from network planning and design, engineering and installation-related services. Long-term contracts for these services are recognized based on an over-time recognition model using the cost-input method. Judgment is required when estimating total contract costs. We identified estimated costs to complete for open over-time revenue contracts at period end as a critical audit matter.
The principal considerations for our determination that estimated costs to complete for open over-time revenue contracts at period end is a critical audit matter is that the cost estimation process for these contracts requires management to make significant estimates and assumptions and is based on the knowledge and experience of the Company’s project managers, engineers, and financial professionals. Changes in job performance and job conditions are factors that influence estimates of the total estimated costs to complete those contracts and the Company’s revenue recognition. Auditing these elements involved especially challenging and subjective auditor judgment in evaluating the reasonableness of management’s assumptions and estimates over the duration of these contracts.

Our audit procedures related to the management’s estimated costs to complete open over-time revenue contracts used to recognize service revenues included the following, among others.
•We selected a sample of open over-time revenue contracts and performed the following:
▪Tested the accuracy and completeness of the costs incurred to date
▪Evaluated the estimates of cost to complete for a sample of open over-time contracts by:
▪Comparing contract terms, approved change orders, and project budget information to underlying contract and project documentation
▪Evaluating the progress to completion by performing inquiries of project managers and assessing the nature of activities required to complete
▪Comparing management’s estimates of remaining costs, estimated total costs, and projected margins to project documentation, project status, and other relevant information, when applicable
▪Tested the mathematical accuracy of management’s calculation of revenue for the contract
•We performed a lookback to evaluate management’s ability to estimate costs accurately by making a selection of changes in estimates during the period and testing whether the change in estimate was properly supported and recorded within the correct period

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2026.

Houston, Texas
August 27, 2026

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Aviat Networks, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Aviat Networks, Inc. and subsidiaries (the "Company") as of June 27, 2025, the related consolidated statements of operations, comprehensive income, cash flows, and equity, for each of the two fiscal years in the period ended June 27, 2025 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 27, 2025, and the results of its operations and its cash flows for each of the two fiscal years in the period ended June 27, 2025 in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Deloitte & Touche LLP
Austin, Texas
September 10, 2025
We began serving as the Company’s auditor in the fiscal year ended June 30, 2023. In the fiscal year ended July 3, 2026 we became the predecessor auditor.

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share amounts)	July 3, 2026	June 27, 2025	June 28, 2024
Revenues:
Product sales	$314,223	$287,657	$274,205
Services	125,459	146,949	133,878
Total revenues	439,682	434,606	408,083
Cost of revenues:
Product sales	221,449	208,017	171,783
Services	79,942	87,153	91,568
Total cost of revenues	301,391	295,170	263,351
Gross margin	138,291	139,436	144,732
Operating expenses:
Research and development	28,401	35,768	36,426
Selling and administrative	88,509	89,482	85,038
Restructuring charges	2,144	3,611	3,867
Total operating expenses	119,054	128,861	125,331
Operating income	19,237	10,575	19,401
Interest expense, net	7,679	6,058	2,337
Other (income) expense, net	(1,661)	941	158
Income before income taxes	13,219	3,576	16,906
Provision for income taxes	10,680	2,235	6,146
Net income	$2,539	$1,341	$10,760
Net income attributable to Aviat Networks	$2,539	$1,341	$10,760

Net income per share of common stock outstanding:
Basic	$0.20	$0.11	$0.88
Diluted	$0.19	$0.10	$0.86
Weighted average shares outstanding:
Basic	12,847	12,681	12,182
Diluted	13,027	12,826	12,456
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
(In thousands)	July 3, 2026	June 27, 2025	June 28, 2024
Net income	$2,539	$1,341	$10,760
Other comprehensive (loss) income:
Net change in cumulative translation adjustment	(1,630)	505	(3,316)
Other comprehensive (loss) income	(1,630)	505	(3,316)
Comprehensive income	$909	$1,846	$7,444
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)	July 3, 2026	June 27, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$72,844	$59,690
Accounts receivable, net	192,245	180,321
Unbilled receivables	82,125	105,870
Inventories	69,005	83,979
Other current assets	23,026	33,715
Total current assets	439,245	463,575
Property, plant and equipment, net	18,776	17,453
Goodwill	19,411	19,655
Intangible assets, net	23,574	26,897
Deferred income taxes	82,064	88,149
Right-of-use assets	2,001	3,113
Other assets	13,891	14,454
Total assets	$598,962	$633,296
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$119,500	$148,093
Accrued expenses	34,125	38,897
Operating lease liabilities	442	1,090
Advance payments and unearned revenue	59,943	73,735
Other current liabilities	1,243	1,757
Current portion of long-term debt	7,900	18,624
Total current liabilities	223,153	282,196
Long-term debt	89,100	68,966
Unearned revenue	9,017	8,063
Long-term operating lease liabilities	1,739	2,241
Other long-term liabilities	—	430
Reserve for uncertain tax positions	5,260	3,242
Deferred income taxes	3,305	4,975
Total liabilities	331,574	370,113
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value; 50.0 million shares authorized; none issued	—	—
Common stock, $0.01 par value; 300.0 million shares authorized; 12.8 million and 12.7 million shares issued and outstanding as of July 3, 2026 and June 27, 2025, respectively	129	127
Treasury stock, 0.4 million and 0.2 million shares as of July 3, 2026 and June 27, 2025, respectively	(9,744)	(7,076)
Additional paid-in-capital	872,081	866,119
Accumulated deficit	(574,633)	(577,172)
Accumulated other comprehensive loss	(20,445)	(18,815)
Total stockholders’ equity	267,388	263,183
Total liabilities and stockholders’ equity	$598,962	$633,296
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(In thousands)	July 3, 2026	June 27, 2025	June 28, 2024
Operating Activities
Net income	$2,539	$1,341	$10,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	3,256	5,338	3,991
Amortization of intangible assets	2,862	2,707	1,002
Provision for uncollectible receivables	2,357	1,729	1,300
Share-based compensation	6,202	7,067	7,341
Deferred taxes	4,153	182	3,625
Inventory write-downs	2,732	2,430	3,952
Non-cash lease expense	1,197	1,518	948
Other non-cash operating activities, net	199	252	169
Changes in operating assets and liabilities:
Accounts receivable	(14,219)	(28,968)	(9,266)
Unbilled receivables	26,817	(15,277)	(34,856)
Inventories	11,941	(24,363)	1,589
Accounts payable	(26,380)	49,931	16,551
Accrued expenses	(7,672)	(7,328)	15,094
Advance payments and unearned revenue	(14,162)	15,646	11,814
Income taxes payable	5,145	2,164	1,445
Other assets and liabilities	6,591	(8,648)	(4,919)
Net cash provided by operating activities	13,558	5,721	30,540
Investing Activities
Purchases of property, plant and equipment	(7,468)	(12,970)	(2,675)
Purchases of marketable securities	(1,663)	—	(925)
Proceeds from sale of marketable securities	1,801	—	538
Proceeds from sale of assets held for sale	—	2,589	—
Acquisitions, net of cash acquired	—	(18,150)	(32,161)
Net cash used in investing activities	(7,330)	(28,531)	(35,223)
Financing Activities
Proceeds from revolver	100,000	95,000	33,200
Repayments of revolver	(105,000)	(80,000)	(33,200)
Proceeds from term loan	20,000	75,000	50,000
Repayments of term loan	(5,547)	(50,625)	(1,250)
Payments of deferred financing costs	(204)	(529)	(79)
Payments of deferred consideration for acquisitions	—	(18,552)	—
Payments for repurchase of common stock — treasury shares	(2,668)	(597)	(332)
Payments for taxes related to net settlement of equity awards	(822)	(1,245)	(696)
Proceeds from issuance of common stock under employee stock plans	584	228	1,058

Net cash provided by financing activities	6,343	18,680	48,701
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	125	1,209	(1,605)
Net increase (decrease) in cash, cash equivalents and restricted cash	12,696	(2,921)	42,413
Cash, cash equivalents, and restricted cash, beginning of year	62,013	64,934	22,521
Cash, cash equivalents, and restricted cash, end of year	$74,709	$62,013	$64,934

	Fiscal Year Ended
(In thousands)	July 3, 2026	June 27, 2025	June 28, 2024
Non-cash investing and financing activities:
Unpaid property, plant and equipment	$798	$3,686	$3,574
Common stock issued in connection with acquisition	—	—	22,331
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,443	$6,681	$2,517
Cash paid for income taxes, net	4,340	1,722	808
See accompanying Notes to Consolidated Financial Statements

AVIAT NETWORKS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	Shares	$ Amount
Balance as of June 30, 2023	11,518	$115	195	$(6,147)	$830,048	$(589,273)	$(16,004)	$218,739
Net income	—	—	—	—	—	10,760	—	10,760
Other comprehensive loss	—	—	—	—	—	—	(3,316)	(3,316)
Issuance of common stock under employee stock plans	400	4	—	—	1,054	—	—	1,058
Shares withheld for taxes related to vesting of equity awards	(22)	—	—	—	(696)	—	—	(696)
Stock repurchase	(11)	—	11	(332)	—	—	—	(332)
Share-based compensation	—	—	—	—	7,341	—	—	7,341
Common stock issued in connection with acquisition	737	7	—	—	22,324	—	—	22,331
Balance as of June 28, 2024	12,622	$126	206	$(6,479)	$860,071	$(578,513)	$(19,320)	$255,885
Net income	—	—	—	—	—	1,341	—	1,341
Other comprehensive income	—	—	—	—	—	—	505	505
Issuance of common stock under employee stock plans	208	2	—	—	226	—	—	228
Shares withheld for taxes related to vesting of equity awards	(50)	—	—	—	(1,245)	—	—	(1,245)
Stock repurchase	(40)	(1)	40	(597)	—	—	—	(598)
Share-based compensation	—	—	—	—	7,067	—	—	7,067
Balance as of June 27, 2025	12,740	$127	246	$(7,076)	$866,119	$(577,172)	$(18,815)	$263,183
Net income	—	—	—	—	—	2,539	—	2,539
Other comprehensive loss	—	—	—	—	—	—	(1,630)	(1,630)
Issuance of common stock under employee stock plans	245	2	—	—	582	—	—	584
Shares withheld for taxes related to vesting of equity awards	(37)	—	—	—	(822)	—	—	(822)
Stock repurchase	(151)	—	151	(2,668)	—	—	—	(2,668)
Share-based compensation	—	—	—	—	6,202	—	—	6,202
Balance as of July 3, 2026	12,797	$129	397	$(9,744)	$872,081	$(574,633)	$(20,445)	$267,388
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
Aviat’s fiscal year includes 52 or 53 weeks and ends on the Friday nearest to June 30. This was July 3, 2026, for fiscal 2026, June 27, 2025, for fiscal 2025 and June 28, 2024, for fiscal 2024. Fiscal 2026 includes 53 weeks and fiscal 2025 and 2024 includes 52 weeks. In the notes to consolidated financial statements, we refer to our fiscal years as “fiscal 2026”, “fiscal 2025” and “fiscal 2024.”
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
During fiscal 2026, 2025 and 2024, no customer accounted for more than 10% of total revenue. As of July 3, 2026, and June 27, 2025, no customer accounted for more than 10% of accounts receivable.
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

The Company stocks customer service related inventories such as service parts because the Company provides product warranties for one to three years and earns revenue by providing enhanced and extended warranty and repair service during and beyond this warranty period. Customer service related inventories consist of both component parts, which are primarily used to repair defective units, and finished units, which are provided for customer use permanently or on a temporary basis while the defective unit is being repaired. The Company records adjustments to reduce the carrying value of customer service inventories to their net realizable value. Factors influencing these adjustments include product life cycles, end of service life plans and volume of enhanced or extended warranty service contracts. Estimates of net realizable value involve significant estimates and judgments about the future, and revisions would be required if these factors differ from estimates. Refer to Note 5. Balance Sheet Components for further information.
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

The Company tests goodwill for impairment on an annual basis on the first day of its fourth fiscal quarter. The Company has one reporting unit. A qualitative assessment was performed for fiscal 2026. This assessment considered changes in the Company’s projected future cash flows and discount rates, recent market transactions and overall macroeconomic conditions. Based on this assessment, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was higher than its carrying value and that the performance of a quantitative impairment test was not required. Refer to Note 10. Segment and Geographic Information, Note 12. Acquisitions, and Note 14. Goodwill and Intangible Assets for further information.
Valuation of Long-Lived Assets
The Company periodically reviews the carrying value of its long-lived assets, including finite-lived intangibles, and property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the assigned useful lives may no longer be appropriate. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. If impairment exists, the impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. The Company’s estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The actual cash flows realized from these assets may vary significantly from estimates. There were no impairment losses recorded for fiscal 2026, 2025 and 2024.
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
Gains and losses resulting from foreign exchange transactions and re-measurement of monetary assets and liabilities in non-functional currencies are included in other expense (income), net in the accompanying consolidated statements of operations, based on the nature of the transactions. Net foreign exchange (gains) losses recorded in the consolidated statements of operations during fiscal 2026, 2025 and 2024 were $0.9 million, $(0.8) million and $(0.3) million, respectively.
Retirement Benefits
The Company provides retirement benefits to substantially all employees primarily through its defined contribution retirement plans. These plans have matching and savings elements. Contributions by the Company to these retirement plans are based on profits and employees’ savings with no other funding requirements. Contributions to retirement plans are expensed as incurred. Retirement plan expense incurred in fiscal 2026, 2025 and 2024 was $3.6 million, $3.3 million, and $2.8 million, respectively. Retirement plan expenses are included in cost of revenues, research and development, and selling and administrative expenses on the consolidated statements of operations.
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
Cost of Product Sales and Services
Cost of sales consists primarily of materials, labor, and overhead costs incurred internally; amounts paid to contract manufacturers to produce the Company’s products; implementation costs associated with customer deployments; and personnel and third-party original equipment manufacturer costs incurred to provide ongoing customer support services.
Shipping and handling costs are included as a component of costs of product sales in the consolidated statements of operations because they are also included as a component of revenue billed to customers.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were not material during fiscal 2026, 2025 and 2024.
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
The Company is required to compute its income taxes in each federal, state, and foreign jurisdiction in which the Company operates. This process requires that the Company estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes as well as operating loss and tax credit carry forwards. The income tax effects of the differences identified are classified as long-term deferred tax assets and liabilities on the consolidated balance sheets. The Company’s judgments, assumptions, and estimates relative to the current provision for income taxes take into account current tax laws, the Company’s interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or the Company’s interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in the consolidated balance sheets and consolidated statements of operations. The Company must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance, if required. The Company’s determination of its valuation allowance is based upon a number of assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which the Company operates. To the extent the Company establishes a valuation allowance or change the valuation allowance in a period, the change is reflected with a corresponding increase or decrease to the Company’s tax provision on the consolidated statements of operations.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU enhances the transparency and usefulness of income tax information through improvements to disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company’s annual reporting beginning in fiscal 2026. The Company adopted prospectively ASU 2023-09 for the year ended July 3, 2026. See Note 11. Income Taxes for further information.
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
The following table presents the computation of basic and diluted net income per share:

	Fiscal Year
(In thousands, except per share amounts)	2026	2025	2024
Numerator:
Net income	$2,539	$1,341	$10,760

Denominator:
Weighted average shares outstanding, basic	12,847	12,681	12,182
Effect of potentially dilutive equivalent shares	180	145	274
Weighted average shares outstanding, diluted	13,027	12,826	12,456

Net income per share:
Basic	$0.20	$0.11	$0.88
Diluted	$0.19	$0.10	$0.86
The following table summarizes the weighted-average equity awards that were excluded from the diluted net income per share calculations since they were anti-dilutive:

	Fiscal Year
(In thousands)	2026	2025	2024
Stock options	268	314	319
Restricted stock units and performance stock units	60	135	23
Total shares of common stock excluded	328	449	342
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
We elected the practical expedient to expense sales commissions as incurred when the amortization period of the related asset is one year or less. These costs are recorded as selling and administrative expense and included in the consolidated balance sheet as accrued expenses until paid. Amortization expense was not material for fiscal 2026, 2025 and 2024.
Contract Balances
The following table provides information about receivables and liabilities from contracts with customers:

(In thousands)	July 3, 2026	June 27, 2025
Contract Assets
Accounts receivable, net	$192,245	$180,321
Unbilled receivables	82,125	105,870
Capitalized commissions	2,595	3,921
Contract Liabilities
Advance payments and unearned revenue	$59,943	$73,735
Unearned revenue, long-term	9,017	8,063

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
As of July 3, 2026, the Company reported $69.0 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 85% is expected to be recognized as revenue in the next twelve months and the remainder thereafter. Approximately $62.6 million and $49.3 million respectively, of revenue was recognized during fiscal 2026 and 2025 that was included in advance payments and unearned revenue at the beginning of each reporting period.
Remaining Performance Obligations
We elect the practical expedient to exclude performance obligations that relate to contracts with original expected durations of one year or less. As our product purchase orders are generally delivered within one year or less and our maintenance and support service contracts can be terminated without substantive termination penalties resulting in contracts with less than one year of duration, these performance obligations have been excluded from the remaining performance obligation amounts.
The aggregate amount of transaction price allocated to the remaining unsatisfied performance obligations (or partially unsatisfied) was approximately $132.3 million at July 3, 2026, relating to our long-term field service projects. Of this amount, we expect to recognize approximately 50% as revenue during fiscal 2027, 45% during fiscal 2028, and 5% thereafter.
There is significant uncertainty regarding the timing of when remaining performance obligations will be recognized as revenue, and actual results may differ from current expectations. The timing and amount of revenue recognition may be impacted by a variety of factors, including project execution schedules, the timing of customer acceptance and deployment, site readiness, supply chain constraints, and production or delivery delays. In addition, remaining performance obligations are subject to change due to contract modifications, including scope changes or expansions, as well as potential customer cancellations or early terminations, which could affect both the timing and amount of revenue recognized in future periods.
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
Supplemental lease information is as follows:

	Fiscal
(In thousands)	2026	2025
Operating lease cost	$1,359	$1,790
Short-term lease cost	6,471	5,801
Variable lease cost	67	83
Total lease cost	$7,897	$7,674

	Fiscal
(In thousands, except for weighted-average)	2026	2025
Weighted-average remaining lease term	5.3 years	4.8 years
Weighted-average discount rate	5.8%	5.0%
Right-of-use assets obtained in exchange for operating lease liabilities	$539	$726
Reduction of operating lease right-of-use assets and lease liabilities resulting from lease terminations	$(441)	$—
Cash paid for operating lease liabilities	$1,256	$1,731
As of July 3, 2026, future minimum lease payments under all non-cancelable operating leases with an initial term greater than one year are as follows (in thousands):

2027	$566
2028	514
2029	386
2030	290
2031	231
Thereafter	641
Total lease payments	2,628
Less: interest	(447)
Present value of lease liabilities	$2,181
Note 5. Balance Sheet Components
Cash, cash equivalents, and restricted cash
The following table provides a summary of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that reconciles to the corresponding amount in the consolidated statements of cash flows:

(In thousands)	July 3, 2026	June 27, 2025
Cash and cash equivalents	$72,844	$59,690
Restricted cash included in long-term other assets	1,865	2,323
Total cash, cash equivalents, and restricted cash	$74,709	$62,013
Accounts receivable, net
The following table provides a summary of accounts receivable, net reported within the consolidated balance sheets, net of allowances for expected credit losses:

(In thousands)	July 3, 2026	June 27, 2025
Accounts receivable	$198,185	$183,904
Less: allowances for credit losses	(5,940)	(3,583)
Total accounts receivable, net	$192,245	$180,321
Changes to the Company’s allowance for expected credit losses was as follows:

	Fiscal Year
(In thousands)	2026	2025	2024
Balance, beginning of period	$3,583	$1,854	$719
Charges to (credits from) cost and expense	2,357	1,729	1,300
Write-offs	—	—	(165)
Balance, end of period	$5,940	$3,583	$1,854

Inventories

(In thousands)	July 3, 2026	June 27, 2025
Finished products	$40,802	$55,972
Raw materials and supplies	27,278	26,273
Customer service inventories	925	1,734
Total inventories	$69,005	$83,979
Consigned inventories included within raw materials	$20,745	$21,047
The Company records charges to adjust inventories due to excess and obsolete inventory resulting from lower sales forecasts, product transitioning or discontinuance. The charges incurred during fiscal 2026, 2025 and 2024 were classified in cost of product sales as follows:

	Fiscal Year
(In thousands)	2026	2025	2024
Excess and obsolete inventory charges	$1,430	$1,515	$3,042
Customer service inventory write-downs	278	915	910
Total charges	$1,708	$2,430	$3,952
Property, plant and equipment, net

(In thousands)	July 3, 2026	June 27, 2025
Buildings and leasehold improvements	$2,086	$2,086
Software and equipment	82,648	77,566
Total property, plant and equipment, gross	84,734	79,652
Less accumulated depreciation	(65,958)	(62,199)
Total property, plant and equipment, net	$18,776	$17,453
Included in the total plant, property and equipment above were $9.5 million and $10.3 million of assets in progress which have not been placed in service as of July 3, 2026, and June 27, 2025, respectively.
Depreciation expense related to property, plant and equipment was $3.3 million, $5.3 million and $4.0 million in fiscal 2026, 2025 and 2024, respectively.
Accrued expenses

(In thousands)	July 3, 2026	June 27, 2025
Taxes	$12,734	$12,467
Compensation and benefits	9,477	9,929
Warranties	3,282	3,352
Other	8,632	13,149
Total accrued expenses	$34,125	$38,897
The Company accrues for the estimated cost to repair or replace products under warranty. Changes in the accrued warranty liability were as follows:

	Fiscal Year
(In thousands)	2026	2025	2024
Balance, beginning of period	$3,352	$2,996	$2,100
Warranty provision	1,283	2,135	2,254
Acquisition	—	366	446
Consumption	(1,353)	(2,145)	(1,804)
Balance, end of period	$3,282	$3,352	$2,996

Advance payments and unearned revenue

(In thousands)	July 3, 2026	June 27, 2025
Advance payments	$18,490	$11,812
Unearned revenue	41,453	61,923
Total advanced payments and unearned revenue	$59,943	$73,735
Excluded from the balances above are $9.0 million and $8.1 million in long-term unearned revenue as of July 3, 2026, and June 27, 2025, respectively.
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
The estimated fair values and valuation input levels of financial assets and liabilities that are measured at fair value on a recurring basis as of July 3, 2026, and June 27, 2025, were as follows:

	Fair Value
(In thousands)	July 3, 2026	June 27, 2025	Valuation Inputs
Assets:
Cash and cash equivalents:
Money market funds	$889	$2,782	Level 1
Bank certificates of deposit	2,054	3,660	Level 2
Marketable securities	379	—	Level 1
Items are classified within Level 1 if quoted prices are available in active markets. The Company’s Level 1 items are primarily money market funds and marketable securities. As of July 3, 2026, and June 27, 2025, the money market funds were valued at $1.00 net asset value per share.
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
Note 7. Credit Facility and Debt
The Company entered into a Secured Credit Facility Agreement (the “Credit Facility”), dated May 9, 2023, amended as of November 22, 2023 and October 18, 2024, with Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender and Wells Fargo Securities LLC, Citigroup Global Markets Inc., and Regions Capital Markets as lenders. On August 28, 2025, the Company entered into an amendment under the Credit Facility to increase the Term Loan and Revolver commitments by $20.0 million for each instrument. The Credit Facility provides for a $95.0 million revolving credit facility (the “Revolver”) and a $95.0 million Term Loan Facility (the “Term Loan”) with a maturity date of October 18, 2029. The $95.0 million Revolver can be borrowed with a $20.0 million sub-limit for letters of credit, and a $10.0 million swingline loan sub-limit. The full Revolver balance will be paid on maturity.

In November 2023, the Company borrowed $50.0 million against the Term Loan to primarily settle the cash portion of the consideration associated with the NEC Transaction. Refer to Note 12. Acquisitions for further information.
As of July 3, 2026, the available credit under the Revolver was $76.8 million, reflecting the available limit of $95.0 million less outstanding borrowings of $10.0 million and outstanding letters of credit of $8.2 million. The Company borrowed $100.0 million and repaid $105.0 million against the Revolver in fiscal 2026. The Company borrowed $20.0 million and repaid $5.5 million against the Term Loan in fiscal 2026. As of July 3, 2026, the Company had $87.6 million outstanding under its Term Loan and $10.0 million borrowings under its Revolver.
The following summarizes the Company’s outstanding long-term debt as of July 3, 2026, and June 27, 2025, were as follows:

(In thousands)	July 3, 2026	June 27, 2025
Term loan	$87,578	$73,125
Revolver	10,000	15,000
Less: unamortized deferred financing costs	(578)	(535)
Total debt	97,000	87,590
Less: current portion of long-term debt	(7,900)	(18,624)
Total long-term debt	$89,100	$68,966
Outstanding borrowings under the Credit Facility bear interest at either: (a) Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly. As of July 3, 2026, the applicable margin on Adjusted Term SOFR and Base Rate borrowings was 2.75% and 1.75%, respectively. The effective rate of interest on the outstanding Term Loan borrowings as of July 3, 2026 and June 27, 2025, was 6.5% and 6.9%, respectively.
The Credit Facility requires the Company and its subsidiaries to maintain a fixed charge coverage ratio to be greater than 1.25 to 1.00 as of the last day of any fiscal quarter of the Company. The Credit Facility also requires that the Company maintain a maximum leverage ratio of 3.00 times earnings before interest, taxes, depreciation, and amortization (“EBITDA”), with a step-down to 2.75 times EBITDA after four full quarters, and 2.50 times EBITDA after eight full quarters. The current maximum leverage ratio requirement is 2.75 times EBITDA. The Credit Facility contains customary affirmative and negative covenants, including, among others, covenants limiting the ability of the Company and its subsidiaries to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to customary exceptions. As of July 3, 2026, the Company was in compliance with all financial covenants contained in the Credit Facility.
As of July 3, 2026, scheduled maturities of outstanding Term Loan borrowings by fiscal year are as follows:

(In thousands)
2027	$8,066
2028	10,947
2029	8,643
2030	59,922
2031	—
Total	$87,578
Note 8. Restructuring Activities
The following table summarizes restructuring related activities during fiscal 2026, 2025 and 2024:

(In thousands)	Employee Severance and Benefits	Facilities and Other	Total
Balance as of June 30, 2023	$600	$—	$600
Charges, net	3,901	—	3,901
Cash payments	(2,783)	—	(2,783)
Balance as of June 28, 2024	1,718	—	1,718
Charges, net	3,611	—	3,611
Cash payments	(3,572)	—	(3,572)
Balance as of June 27, 2025	1,757	—	1,757
Charges, net	1,800	344	2,144
Cash payments	(2,352)	(344)	(2,696)
Balance as of July 3, 2026	$1,205	$—	$1,205
As of July 3, 2026, the accrued restructuring balance of $1.2 million was included in other current liabilities on the consolidated balance sheets. Included in the above were positions identified for termination that have not been executed from a restructuring perspective. The other activities primarily represent the impact of foreign currency movement.
Fiscal 2026 Plans
During fiscal 2026, the Company’s Board of Directors approved restructuring plans, primarily associated with reductions in workforce in certain of the Company’s operations to optimize skill sets and align cost structure. In addition, restructuring charges also consisted of a $0.3 million early lease termination charge during the year.
Fiscal 2025 Plans
During fiscal 2025, the Company’s Board of Directors approved restructuring plans, primarily associated with reductions in workforce in certain of the Company’s operations to optimize skill sets and align cost structure.
Fiscal 2024 Plans
Activities under fiscal 2024’s plan primarily included reductions in workforce across the Company associated with the NEC Transaction and reductions in workforce in certain of the Company’s operations to optimize skill sets and align cost structure. Payments related to the accrued restructuring balance for the prior fiscal years’ plans are complete.
Note 9. Stockholders’ Equity
Stock Repurchase Program
In November 2021, the Company’s Board of Directors authorized a stock repurchase program to purchase up to $10.0 million of the Company’s common stock. As of July 3, 2026, $3.7 million remained available for repurchase under the November 2021 stock repurchase program. Repurchased shares are recorded as treasury stock and are not formally retired.
The following table summarizes the Company’s repurchases of its common stock in fiscal 2026, 2025 and 2024:

	Shares Purchased	Average Price Paid Per Share	Aggregate Purchase Amount
			(In thousands)
Fiscal 2026	151,229	$17.64	$2,668
Fiscal 2025	39,800	$15.46	$598
Fiscal 2024	11,208	$29.59	$332
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
New shares of the Company’s common stock are issued to employees upon the exercise of options, vesting of restricted stock, or vesting of performance shares. All awards that are canceled prior to vesting or expire unexercised are returned to the approved pool of reserved shares and made available for future grants under the 2018 Plan. As of July 3, 2026, 900,156 shares remain available for grant under the 2018 Plan.
In March 2020, the Company’s Board of Directors authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, to the Company’s stockholders of record as of the close of business on March 13, 2020 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company at an exercise price of $35.00 per one one-thousandth of a Preferred Share, subject to adjustment. Until the rights become exercisable, they will not be evidenced by separate certificates and will trade automatically with shares of the Company’s common stock. The Rights have a de minimis fair value. The complete terms of the Rights are set forth in the Amended and Restated Tax Benefit Preservation Plan (our “Tax Benefit Preservation Plan”), dated as of August 27, 2020, and amended as of February 28, 2023, and, if approved by the Company’s stockholders, as amended further as of February 27, 2026, between the Company and Computershare Inc., as rights agent. By adopting the Tax Benefit Preservation Plan, the Company is helping to preserve the value of certain deferred tax benefits, including those generated by net operating losses (collectively, the “Tax Benefits”), which could be lost in the event of an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). The first amendment to the Tax Benefit Preservation Plan was approved at the Company’s Annual Meeting of Stockholders held in November 2023, which extended the final expiration date of the Tax Benefit Preservation Plan until March 3, 2026. The second amendment to the Tax Benefit Preservation Plan is expected to be submitted to the Company’s stockholders for ratification at the Company’s 2026 Annual Meeting of Stockholders. If the second amendment to the Tax Benefit Preservation Plan is approved at the Company’s 2026 Annual Meeting of Stockholders, the final expiration date of the Tax Benefit Preservation Plan will be extended until March 3, 2029. If stockholder approval is not obtained at such meeting, the Company anticipates terminating the Tax Benefit Preservation Plan at the close of business on the date that the voting results are certified.
In November 2023, the Company’s Board of Directors adopted certain amendments to Aviat’s Amended and Restated Certificate of Incorporation, as amended (the “Charter Amendments”). The Charter Amendments are designed to preserve the Tax Benefits by restricting certain transfers of the Company’s common stock.
Share-Based Compensation
The following table presents the compensation expense for share-based awards included in the consolidated statements of operations for fiscal 2026, 2025 and 2024:

	Fiscal Year
(In thousands)	2026	2025	2024
By Expense Category:
Cost of product sales and services	$146	$233	$406
Research and development	135	534	593
Selling and administrative	5,921	6,300	6,342
Total share-based compensation expense	$6,202	$7,067	$7,341
By Type of Award:
Options	$618	$1,046	$1,549
Restricted stock	3,787	4,636	3,941
Performance shares	1,797	1,385	1,851
Total share-based compensation expense	$6,202	$7,067	$7,341
The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted-average basis, by type of award:

	July 3, 2026
	Unamortized Expense	Remaining Recognition Period
	(In thousands)	(Years)
Options	$86	0.15
Restricted stock	4,997	1.56
Performance shares	3,007	1.52
Total	$8,090
Options
A summary of the option activity during fiscal 2026 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In thousands)
Options outstanding as of June 27, 2025	368	$27.81	3.37	$1,135
Exercised	(58)	$10.00
Forfeited	(5)	$32.94
Expired	(19)	$33.91
Options outstanding as of July 03, 2026	286	$30.95	2.97	$252
Options vested and expected to vest as of July 03, 2026	286	$30.95	2.97	$252
Options exercisable as of July 03, 2026	251	$30.58	2.81	$252
The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of the Company’s common stock on July 3, 2026 of $21.17, and the exercise price for in-the-money options that would have been received by the optionees if all options had been exercised on July 3, 2026.
Additional information related to stock options is summarized below:

	Fiscal Year
(In thousands)	2026	2025	2024
Intrinsic value of options exercised	$852	$235	$2,057
Fair value of options vested	$585	$228	$1,190

The fair value of each option grant was estimated using the Black-Scholes option pricing model on the date of grant for option grants during fiscal 2024. No option grants were issued during fiscal 2026 and 2025. A summary of the weighted-average significant assumptions used in the Black-Scholes valuation model is as follows:

	Fiscal Year
	2026	2025	2024
Dividend yield	N/A	N/A	—%
Expected volatility	N/A	N/A	60.8%
Risk-free interest rate	N/A	N/A	4.7%
Expected term (in years)	N/A	N/A	3.6
The following summarizes options outstanding and exercisable as of July 3, 2026:

			Options Outstanding			Options Exercisable
Actual Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
			(In thousands)	(Years)		(In thousands)
$7.23	—	$35.97	286	2.97	$30.95	251	$30.58
Restricted Stock
A summary of the restricted stock activity during fiscal 2026 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Restricted stock outstanding as of June 27, 2025	323	$23.11
Granted	251	$23.09
Vested and released	(152)	$21.30
Forfeited	(77)	$25.40
Restricted stock outstanding as of July 03, 2026	345	$23.38
The fair value of each restricted stock grant is based on the closing price of the Company’s common stock on the date of grant. The total grant date fair value of restricted stock that vested during fiscal 2026, 2025 and 2024 was $3.2 million, $4.2 million and $4.1 million, respectively.

Performance Shares
A summary of the performance shares activity during fiscal 2026 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Performance shares outstanding as of June 27, 2025	229	$28.57
Granted	137	$27.39
Vested and released	(35)	$37.09
Forfeited	(56)	$27.23
Performance shares outstanding as of July 03, 2026	275	$27.18
The fair value of performance shares with market condition terms was estimated using the Monte-Carlo simulation model. A summary of the significant assumptions is as follows:

	Fiscal Year
	2026	2025	2024
Dividend yield	—%	—%	—%
Expected volatility	53.6%	44.5%	57.7%
Risk-free interest rate	3.5%	3.8%	4.7%
Expected term (in years)	2.8	2.7	2.9
The total grant date fair value of performance shares that vested during fiscal 2026, 2025 and 2024 was $1.3 million, $1.9 million and $1.8 million, respectively.
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
The Company reports revenue by region and country based on the location where customers accept delivery of products and services. Revenue by region for fiscal 2026, 2025 and 2024 were as follows:

	Fiscal Year
(In thousands)	2026	2025	2024
North America	$220,034	$207,606	$206,073
Africa and Middle East	57,952	49,428	48,884
Europe	42,043	31,713	24,608
Latin America and Asia Pacific	119,653	145,859	128,518
Total Revenue	$439,682	$434,606	$408,083

Revenue by country comprising more than 10% of total revenue for fiscal 2026, 2025 and 2024 was as follows:

(In thousands, except percentages)	Revenue	% of Total Revenue
Fiscal 2026
United States	$210,278	47.8%
Fiscal 2025
United States	$191,507	44.1%
Fiscal 2024
United States	$197,052	48.3%
Long-lived assets, consisting primarily of net property, plant and equipment and operating lease right-of-use assets, by geographic areas based on physical location as of July 3, 2026, and June 27, 2025, were as follows:

(In thousands)	July 3, 2026	June 27, 2025
Slovenia	$9,389	$7,760
United States	4,226	6,074
Singapore	2,619	2,263
New Zealand	2,428	1,598
Other countries	2,115	2,871
Total	$20,777	$20,566
Note 11. Income Taxes
Income before provision for income taxes during fiscal 2026, 2025 and 2024 consisted of the following:

	Fiscal Year
(In thousands)	2026	2025	2024
United States	$9,124	$1,981	$16,741
Foreign	4,095	1,595	165
Total income before income taxes	$13,219	$3,576	$16,906
Provision for (benefit from) income taxes for fiscal 2026, 2025 and 2024 were summarized as follows:

	Fiscal Year
(In thousands)	2026	2025	2024
Current:
Federal	$65	$150	$54
Foreign	4,794	1,712	2,128
State and local	29	716	339
	4,888	2,578	2,521
Deferred:
Federal	2,421	1,143	4,613
Foreign	4,139	(1,261)	(2,035)
State and local	(768)	(225)	1,047
	5,792	(343)	3,625
Total provision for income taxes	$10,680	$2,235	$6,146
In December 2023, the FASB amended income tax disclosure guidance to require enhanced transparency in the effective tax rate reconciliation and additional disclosures related to income taxes paid. We adopted this guidance for the year ended July 3, 2026 on a prospective basis.
The provision for income taxes differed from the amount computed by applying the federal statutory rate of 21% to the Company’s income before provision for income taxes as follows:

(In thousands)	2026
Tax provision at statutory rate	$2,777	21%
State and local taxes, net of U.S. federal tax benefit (1)	(745)	(6)%
Foreign Tax Effects:
Brazil
Return-to-provision adjustments	(826)	(6)%
Changes in valuation allowances	687	5%
Other	12	0%
Canada
Changes in valuation allowances	3,586	27%
Deferred true-up adjustments	(2,341)	(18)%
Other	1,017	8%
Japan
Deferred true-up adjustments	788	6%
Other	(404)	(3)%
New Zealand
Deferred true-up adjustments	729	6%
Return-to-provision adjustments	531	4%
Effects of rates different than statutory	519	4%
Other	125	1%
Singapore
Prior year true-up adjustments	(2,087)	(16)%
Withholding tax	767	6%
Deferred true-up adjustments	1,301	10%
Effects of rates different than statutory	508	4%
Other	397	3%
Other foreign jurisdictions	1,448	11%
Effect of cross border tax laws	19	—%
Tax credits	107	1%
Changes in valuation allowances	(80)	(1)%
Nontaxable or nondeductible items:	944	7%
Change in uncertain tax positions	1,364	10%
Other	(463)	(4)%
Total provision for income taxes	$10,680	81%
(1) For fiscal 2026, the states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Florida, Indiana, Illinois, New York, Colorado.
Reconciliations of Income tax expense (benefit) computed at the U.S. federal statutory income tax rate of 21% to the recognized Income tax expense (benefit) and the U.S. statutory income tax rate to our effective tax rates prior to the adoption of ASU 2023-09 were as follows:

(In thousands)	2025	2024
Tax provision at statutory rate	$751	$3,550
Valuation allowances	(1,949)	(2,354)
Permanent differences	66	(20)
Foreign income inclusions	63	654
Effect of flow-through entities	157	(29)
Transaction costs	—	1,092
State and local taxes, net of U.S. federal tax benefit	341	877
Foreign income taxed at rates different than the U.S. statutory rate	805	411
Executive compensation limitation	343	729
Share-based compensation	583	(339)
Tax credit - generated and expired	(88)	(125)
Foreign withholding taxes	698	698
Change in uncertain tax positions	(77)	869
Return-to-provision/Deferred true-up adjustments	599	119
Other	(57)	14
Total provision for income taxes	$2,235	$6,146
The Company’s provision for income taxes was $10.7 million for fiscal 2026, $2.2 million for fiscal 2025 and $6.1 million for fiscal 2024. The Company’s tax expense for fiscal 2026 was primarily due to profitable U.S. and foreign subsidiaries, with no offsetting benefit recorded on losses in jurisdictions for which no benefit can be realized. The Company’s tax expense for fiscal 2025 was primarily due to profitable U.S. and foreign subsidiaries, partially offset by a partial Canada valuation allowance release. The Company’s tax expense for fiscal 2024 was primarily due to profitable U.S. and foreign subsidiaries, partially offset by a partial Canada valuation allowance release.
The Company’s effective income tax rates for fiscal 2026, fiscal 2025 and fiscal 2024 were 81%, 63% and 36%, respectively. The increase in the effective income tax rate from fiscal 2025 to fiscal 2026 was primarily driven by changes in uncertain tax positions and increases in valuation allowances, offset by prior year true-up adjustments.
The following table reflects income taxes paid disaggregated by jurisdiction. No individual state exceeded 5% of total income taxes paid for any of the years presented.

2026
Federal	$206
State	705
Foreign:
Mexico	1,054
India	484
Australia	371
Indonesia	275
Other	1,245
Total foreign	3,429
Total	$4,340

The components of deferred tax assets and liabilities were as follows:

(In thousands)	July 3, 2026	June 27, 2025
Deferred tax assets:
Inventory	$4,845	$5,004
Accruals and reserves	2,278	2,652
Bad debts	1,039	533
Depreciation	405	—
Share-based compensation	774	714
Deferred revenue	4,677	6,223
Unrealized exchange gain/loss	3,559	1,700
Other	1,155	692
Capitalized research expenses	5,256	5,543
Tax credit carryforwards	4,341	4,298
Tax loss carryforwards	92,724	95,031
Total deferred tax assets before valuation allowance	121,053	122,390
Valuation allowance	(37,022)	(32,531)
Total deferred tax assets	84,031	89,859
Deferred tax liabilities:
Depreciation	—	110
Amortization	4,066	4,938
Right of use assets	245	352
Other	961	1,285
Total deferred tax liabilities	5,272	6,685
Net deferred tax assets	$78,759	$83,174

As reported on the consolidated balance sheets
Deferred income tax assets	$82,064	$88,149
Deferred income tax liabilities	3,305	4,975
Total net deferred income tax assets	$78,759	$83,174
The Company’s valuation allowance related to deferred income taxes, as reflected on the consolidated balance sheets, was $37.0 million as of July 3, 2026 and $32.5 million as of June 27, 2025. The change in valuation allowance for the fiscal years ended July 3, 2026, and June 27, 2025, was an increase of $4.5 million and a decrease of $2.0 million, respectively.
The increase in the valuation allowance in fiscal 2026 was primarily due to the increase of certain foreign valuation allowances relating to net operating losses being generated in fiscal 2026. In contrast, the decrease in the valuation allowance in fiscal 2025 was primarily due to the release of certain foreign valuation allowances. As of July 3, 2026, the Company maintains a valuation allowance of $0.7 million on certain U.S. federal and state deferred tax assets that the Company believes is not more likely than not to be realized in future periods.
Tax loss and credit carryforwards as of July 3, 2026, have expiration dates ranging between one year and no expiration in certain instances. The amounts of U.S. federal tax loss carryforwards as of July 3, 2026, was $219.2 million and begin to expire in fiscal 2028. The amount of U.S. federal and state tax credit carryforwards as of July 3, 2026, was $5.3 million, and certain credits begin to expire in fiscal 2027. The amount of foreign tax loss carryforwards as of July 3, 2026, was $203.9 million and certain losses begin to expire in fiscal 2027. The amount of foreign tax credit carryforwards as of July 3, 2026, was $2.5 million, and certain credits begin to expire in fiscal 2027.
The Company uses the flow-through method to account for investment tax credits generated on eligible scientific research and development expenditures. Under this method, the investment tax credits are recognized as a benefit to income tax in the year they are generated.

United States income taxes have not been provided on basis differences in foreign subsidiaries of $34.1 million as of July 3, 2026, because of the Company’s intention to reinvest these earnings indefinitely. Additionally, no foreign withholding taxes, federal or state taxes have been provided if these unremitted earnings of the Company’s foreign subsidiaries were distributed, as such amounts are considered permanently reinvested. It is not practicable to estimate the additional income taxes, including applicable foreign withholding taxes, that would be due upon the repatriation of these earnings.
The Company’s unrecognized tax benefit activity for fiscal 2026, 2025 and 2024 was as follows:

(In thousands)
Unrecognized tax benefit as of June 30, 2023	$16,086
Additions for tax positions in prior periods	—
Additions for tax positions in current periods	971
Decreases for tax positions in prior periods	—
Decreases related to expiration of the statute of limitations	(102)
Decreases related to change of foreign exchange rate	(880)
Unrecognized tax benefit as of June 28, 2024	16,075
Additions for tax positions in prior periods	95
Additions for tax positions in current periods	723
Decreases for tax positions in prior periods	—
Decreases related to settlements with tax authorities	(186)
Decrease related to expiration of the statute of limitations	(819)
Increases related to change of foreign exchange rate	89
Unrecognized tax benefit as of June 27, 2025	15,977
Additions for tax positions in prior periods	103
Additions for tax positions in current periods	1,239
Decreases for tax positions in prior periods	(7,672)
Decreases related to settlements with tax authorities	—
Decrease related to expiration of the statute of limitations	(76)
Increases related to change of foreign exchange rate	76
Unrecognized tax benefit as of July 3, 2026	$9,647
As of July 3, 2026, the Company had unrecognized tax benefits of $9.6 million for various federal, foreign, and state income tax matters, compared to $16.0 million as of June 27, 2025. The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate was $9.4 million as of July 3, 2026. These unrecognized tax benefits are presented on the accompanying consolidated balance sheets net of the tax effects of net operating loss carryforwards.
The Company accounts for interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. The interest accrued was $0.7 million and $0.5 million as of July 3, 2026 and June 27, 2025, respectively. An immaterial amount of penalties have been accrued as of July 3, 2026.
We file income tax returns in the U.S., Singapore, and various state and foreign jurisdictions. We are currently under examination in Singapore for fiscal years 2015 to 2021 and in various other foreign jurisdictions. We remain subject to potential U.S. federal income tax audits for fiscal year 2022 and after, and in Singapore for fiscal years after 2014. Additionally, all net operating losses and tax credits generated to date in these two jurisdictions are subject to adjustment.
On March 11, 2021, the U.S. enacted the American Rescue Plan Act of 2021 (“ARPA”) which expanded Section 162(m) of the Code to cover the next five most highly compensated employees for the taxable year, in addition to the “covered employees” effective for taxable years beginning after December 31, 2026. The Company will continue to examine the elements of the ARPA and the impact it may have on future business.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (“IRA”) which includes a new corporate alternative minimum tax of 15% on adjusted financial statement income of corporations with profits greater than $1.0 billion, effective for taxable years beginning after December 31, 2022, and a 1% excise tax on stock repurchases by public corporations after December 31, 2022. The IRA has not had a material impact to the Company and the Company will monitor its effect in future periods.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The Company has performed an initial assessment of the provisions contained within this legislation and does not currently anticipate any material impacts to its consolidated financial statements or related disclosures. However, the Company will continue to monitor developments and evaluate any potential impacts in future periods.
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
Revenue and operating income associated with the 4RF acquisition included in the consolidated statements of operations from the acquisition date to the period ended June 27, 2025, were $25.3 million and $4.3 million, respectively.

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
As of July 3, 2026, the Company had outstanding purchase obligations with its suppliers or contract manufacturers of approximately $53.6 million. In addition, the Company had purchase obligations of approximately $7.9 million associated with software as a service and software maintenance support.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies, or other financial institutions are contingent commitments issued to guarantee performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations, and similar transactions, or to ensure performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of July 3, 2026, the Company had no guarantees applicable to its debt arrangements.
The Company has entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements, and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of July 3, 2026, the Company had commercial commitments outstanding of $35.5 million, that were not recorded on the consolidated balance sheets. The Company does not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on these performance guarantees in the future.
The following table presents details of the Company’s commercial commitments:

(In thousands)	July 3, 2026
Letters of credit	$8,200
Bonds	27,347
Total commercial commitments	$35,547
Indemnifications
Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s products infringe the intellectual property rights of a third party. As of July 3, 2026, the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its products; the Company has not received any request to defend any customers from infringement claims arising from the use of its products; and the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. As of July 3, 2026, the Company had not recorded any liabilities related to these indemnifications.
Legal Proceedings
The Company is subject from time to time to disputes with customers concerning its products and services. From time to time, the Company may be involved in various other legal claims and litigation that arise in the normal course of its operations. The Company is aggressively defending all current litigation matters. Although there can be no assurances and the outcome of these matters is currently not determinable, the Company currently believes that none of these claims or proceedings are likely to have a material adverse effect on its financial position, results of operations or cash flows. There are many uncertainties associated with any litigation and these actions or other third-party claims against the Company may cause it to incur costly litigation and/or substantial settlement charges. As a result, the Company’s business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company’s estimates, if any.
On August 13, 2025 and October 21, 2025, NEC filed requests for arbitration under the Rules of Arbitration of the International Chamber of Commerce against the Company, and certain of its subsidiaries, Aviat U.S., Inc. and Aviat Networks (S) Pte. Ltd. (“Aviat Singapore”). NEC’s requests for arbitration assert breach of contract claims arising out of the Company’s 2023 acquisition of NEC’s wireless backhaul business under the Master Sale of Business Agreement (“MSBA”) and certain linked agreements entered into pursuant to the MSBA to govern the ongoing post-closing relationship between the parties. NEC alleges that the Company is required to purchase $19.0 million of additional component parts under the Manufacturing and Supply Agreement (“MSA”), failed to pay outstanding accounts payable balances which are reflected in Accounts payable of the Company’s consolidated balance sheets and disclosed in Note 15. Related Party Transactions, failed to release the remaining escrow balance under the MSBA, failed to reimburse NEC for audit fees under an alleged email agreement, and failed to pay service fees under the Global Transition Services Agreement (the “TSA”) and the Outsourcing Services Agreement (the “OSA”). The Company answered the requests for arbitration on September 24, 2025 and November 25, 2025, respectively, denying all allegations and intends to defend itself vigorously. Additionally, the Company asserted breach of contract counterclaims against NEC and certain of its subsidiaries for NEC’s destruction of necessary tooling under the MSA and outstanding accounts receivable balances under the TSA, several local asset purchase agreements, and a distribution agreement. The Company also asserted tort counterclaims related to NEC’s post-closing conduct and asserted a competing claim for the remaining escrow balance under the MSBA. As of July 3, 2026, the Company cannot predict the outcome of these matters given the early stage of the proceedings and continues to work through the arbitration process. As such, no loss accrual is deemed necessary. The Company will continue to evaluate the proceedings and the expected outcome of this matter.
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
In March 2016, an enforcement action by the Indian Department of Revenue, Ministry of Finance was brought against Aviat’s subsidiary Aviat Networks (India) Private Limited (“Aviat India”) relating to the non-realization of intercompany receivables and non-payment of intercompany payables, which originated from 1999 to 2012, within the time frames dictated by the Indian regulations under the Foreign Exchange Management Act. In November 2017, the Indian Department of Revenue, Ministry of Finance also initiated a similar action against Telsima Communications Private Limited (“Telsima India”), a subsidiary of the Company, relating to the non-realization of intercompany receivables and non-payment of intercompany payables which originated from the period prior to our acquisition of Telsima India in February 2009. In September 2019, the directors of Aviat India appeared before the Ministry of Finance Enforcement Directorate. In March 2024, the Company appeared before the Joint Director of Enforcement to review the transactions at issue. The Company appeared with its attorneys at a hearing on May 22, 2025, to once again provide information. No subsequent hearing date has been scheduled as of August 27, 2026. The Company has accrued an immaterial amount representing the estimated probable loss for which it would settle the matter. The Company currently cannot form an estimate of the range of loss in excess of its amounts already accrued. If the outcome of this matter is greater than the current immaterial amount accrued, the Company intends to dispute it vigorously.
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
Note 14. Goodwill and Intangible Assets
The following presents details of goodwill and intangible assets:

(In thousands)	July 3, 2026	June 27, 2025
Goodwill	$19,411	$19,655
The $0.2 million decrease in goodwill during fiscal 2026 is associated with currency translation adjustments. The Company performs its annual goodwill impairment test on the first day of its fourth fiscal quarter. Both the fiscal 2026 and 2025 annual goodwill impairment tests did not result in an impairment.

	Useful life in Years	July 3, 2026	June 27, 2025
Intangible assets:		(in thousands)
Technology	7	$4,888	$4,998
Patents	10	690	690
Customer relationships	10 - 15	23,590	24,022
Trade names	3 - 16	1,611	1,630
Total gross intangible assets		30,779	31,340
Accumulated amortization		(7,205)	(4,443)
Total net intangible assets		$23,574	$26,897
The $0.6 million decrease in finite-lived intangible assets during fiscal 2026 is associated with currency translation adjustments. Amortization of finite-lived intangibles for fiscal 2026, 2025 and 2024 was $2.9 million, $2.7 million and $1.0 million, respectively, and is included in selling and administrative expenses. There were no impairment charges recorded for fiscal 2026, 2025 and 2024.

As of July 3, 2026, the estimated future amortization expense of finite-lived intangible assets is as follows (in thousands):

(In thousands)
2027	$2,827
2028	2,733
2029	2,733
2030	2,733
2031	2,448
Thereafter	10,100
Total	$23,574
Note 15. Related Party Transactions

NEC Corporation
On November 30, 2023 (the “Closing Date”), the Company completed the NEC Transaction. Refer to Note 12. Acquisitions for further information. A portion of the total consideration in the NEC Transaction included the issuance of 736,750 shares in Company common stock to NEC. The Company and NEC entered into a Registration Rights and Lock-Up Agreement, restricting NEC’s ability to transfer shares (the “Lock-Up”), except for certain limited exceptions as provided in the Registration Rights and Lock-Up Agreement, until one day after the one-year anniversary of the acquisition date (the “Initial Lock-Up Expiration Date”). Starting one day after the Initial Lock-Up Expiration Date, one-twelfth of the issued shares shall be released from the Lock-Up each month, such that all issued shares shall be released from Lock-Up by the two-year anniversary of the Closing Date. The Lock-Up expired on November 30, 2025. As of July 3, 2026, NEC held approximately 5.8% of the Company’s outstanding common stock.
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
A summary of the related party activity between the Company and NEC is as follows:

(In thousands)	July 3, 2026	June 27, 2025
Revenue	$2,061	13,099
Transition services received	—	3,292
Research and development services received	—	5,401
Purchase of inventories	7,697	38,285
The Company’s outstanding related party balances with NEC included in the consolidated balance sheets are as follows:

(In thousands)	July 3, 2026	June 27, 2025
Accounts receivable, net	$3,779	8,223
Accounts payable	18,484	41,670

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
The information required by Item 304(a) of Regulation S-K regarding the change in the Company’s independent registered public accounting firm during the fiscal year ended July 3, 2026, was previously reported in the Company’s current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2025. In connection with the change, there were no disagreements (within the meaning of Item 304(a)(1)(iv) of Regulation S-K) or reportable events (within the meaning of Item 304(a)(1)(v) of Regulation S-K), and there were no matters requiring disclosure pursuant to Item 304(b) of Regulation S-K.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. As of July 3, 2026, an evaluation was carried out under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2026 at the reasonable assurance level.
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
Management, including the Company’s CEO and CFO, assessed the effectiveness of its internal control over financial reporting as of July 3, 2026. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework).
Based on its assessment and the criteria described above, management concluded that the Company maintained effective internal control over financial reporting as of July 3, 2026.
The effectiveness of the Company’s internal control over financial reporting as of July 3, 2026 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report included in this Annual Report on Form 10‑K. They have served as the Company’s auditor since fiscal year 2026.
Remediation of Previously Reported Material Weaknesses
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended June 27, 2025, the Company had identified material weaknesses in the internal control over financial reporting. The Company did not maintain an effective control environment and control activities based on the criteria established in the COSO framework. The Company did not have sufficient resources with the appropriate levels of knowledge, experience, and training in accounting and internal control over financial reporting. Control activities were either not designed effectively or were not operating effectively for a sufficient period of time to support the operating effectiveness of the controls to prevent and detect potential material errors for the following: (a) the review of reconciliations for revenue related account balances, (b) certain arrangements where revenue is recognized over time, and (c) the determination of the appropriate period for revenue recognition.
Beginning in the fourth quarter of fiscal 2024, management initiated and began implementing the following activities to remediate the material weaknesses with oversight from the Audit Committee of the Board of Directors:

•We have hired, and will continue to hire, qualified professionals to strengthen the design, implementation and execution of internal controls, across all functions and personnel departments.
•We have and will continue to provide enhanced training to relevant control owners emphasizing the importance of timely and proper execution of their assigned control activities.
•We have strengthened controls over revenue cutoff and complex revenue arrangements, including those recognized over time.
•We have enhanced the documentation and review procedures over the review of reconciliations for revenue related account balances.
•We have augmented and extended our use of system and process improvements to reduce reliance on manual controls.
As of July 3, 2026, management has completed testing of the design and operating effectiveness of the Company’s internal control over financial reporting following execution of the remediation steps described above. Accordingly, management has concluded that the previously identified material weaknesses are remediated as of July 3, 2026.
Changes in Internal Controls Over Financial Reporting
Other than the material weakness remediation actions described above, there were no changes in our internal control over financial reporting that occurred during the year ended July 3, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
The Company’s management, including its CEO and CFO, does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Aviat Networks, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Aviat Networks, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of July 3, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 3, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended July 3, 2026, and our report dated August 27, 2026, expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Grant Thornton LLP

Houston, Texas
August 27, 2026

Item 9B. Other Information
During the three months ended July 3, 2026, Pete A. Smith, President and Chief Executive Officer, adopted a new trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan was adopted on June 4, 2026, permits the sale of up to 22,823 shares of the Company's common stock and expires on June 1, 2027.
During the three months ended July 3, 2026, no other officers or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a definitive Proxy Statement with the SEC within 120 days after the end of its fiscal year ended July 3, 2026.
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

AVIAT NETWORKS, INC. (Registrant)

Date:	August 27, 2026	By:	/s/ Andrew C. Schmidt
Andrew C. Schmidt
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter A. Smith	President and Chief Executive Officer and Director (Principal Executive Officer)	August 27, 2026
Peter A. Smith

/s/ Andrew C. Schmidt	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 27, 2026
Andrew C. Schmidt

/s/ John Mutch	Chairman of the Board	August 27, 2026
John Mutch

/s/ Laxmi Akkaraju	Director	August 27, 2026
Laxmi Akkaraju

/s/ Bryan Ingram	Director	August 27, 2026
Bryan Ingram

/s/ Michele Klein	Director	August 27, 2026
Michele Klein

/s/ Bruce Taten	Director	August 27, 2026
Bruce Taten

/s/ Scott Halliday	Director	August 27, 2026
Scott Halliday

EXHIBIT INDEX
The following exhibits are filed or furnished herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Ex. #	Description

2.1#¥
Master Sale of Business Agreement, dated May 9, 2023, by and among the Company and NEC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed May 9, 2023, File No. 001-33278).

2.2#¥
Amendment to the Master Sale of Business Agreement, dated November 30, 2023, by and between the Company and NEC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed December 1, 2023, File No. 001-33278).

3.1
Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on November 13, 2023, File No. 001-33278).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 24, 2023, File No. 001-33278).
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

4.3
Amended and Restated Tax Benefit Preservation Plan, dated as of August 27, 2020, by and between the Company and Computershare Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 31, 2020, File No. 001-33278).

4.4
Amendment No. 1 to the Amended and Restated Tax Benefit Preservation Plan, dated as of February 28, 2023, by and between the Company and Computershare Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 28, 2023, File No. 001-33278).

4.5
Amendment No. 2 to the Amended and Restated Tax Benefit Preservation Plan, dated as of February 27, 2026, by and between the Company and Computershare Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2026, File No. 001-33278).

4.6
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

10.19
Letter Agreement, dated as of January 11, 2015, among the Company, Steel Partners Holdings L.P., Lone Star Value Management, LLC and certain other parties (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 12, 2015, File No. 001-33278).

10.20
Lease Agreement, dated June 8, 2016, between the Company, through its wholly owned subsidiary Aviat U.S., Inc., and The Irvine Company LLC (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for fiscal year end July 1, 2016 filed with the SEC on September 9, 2016, File No. 001-33278).

10.21
Employment Agreement, dated January 2, 2020, between the Company and Peter Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 2, 2020, File No. 001-33278).

10.21.1+
First Amendment to the Employment Agreement between the Company and Peter Smith, dated May 17, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 18, 2021, File No. 001-33278).

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

10.22+
Aviat Networks, Inc. Second Amended and Restated 2018 Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on October 7, 2024, File No. 001-33278).

Ex. #	Description

10.23+
Aviat Networks, Inc. Third Amended and Restated 2018 Incentive Plan (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on September 23, 2025, File No. 001-33278).

10.24+
Employment Agreement, dated April 15, 2024, between the Company and Erin Boase (incorporated by reference to Exhibit 10.26 to the Annual Report for fiscal year end June 28, 2024, filed with the SEC on October 4, 2024, File No. 001-33278).

10.25+
Employment Agreement, dated April 15, 2024, between the Company and Gary Croke (incorporated by reference to Exhibit 10.27 to the Annual Report for fiscal year end June 28, 2024, filed with the SEC on October 4, 2024, File No. 001-33278).

10.25.1+
First Amendment to Employment Agreement, dated July 1, 2025, between the Company and Gary Croke (incorporated by reference to Exhibit 10.24.1 to the Annual Report for fiscal year end June 27, 2025, filed with the SEC on September 10, 2025, File No. 001-33278).

10.26+
Employment Agreement, dated May 28, 2024, between the Company and Michael Connaway (incorporated by reference to Exhibit 10.28 to the Annual Report for fiscal year end June 28, 2024, filed with the SEC on October 4, 2024, File No. 001-33278).

10.27+
Employment Agreement, dated September 10, 2025, between the Company and Andrew Fredrickson (incorporated by reference to Exhibit 10.2 to the Quarterly Report for the quarter ended September 26, 2025, filed with the SEC on November 4, 2025, File No. 001-33278).

10.28+
Employment Agreement, dated December 3, 2025, between the Company and Andrew C. Schmidt (incorporated by reference to Exhibit 10.1 to the Quarterly Report for the quarter ended December 26, 2025, filed with the SEC on February 3, 2026, File No. 001-33278).

16.1
Letter to Commission from Deloitte & Touche LLP dated September 19, 2025 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on September 19, 2025, File No. 001-33278).

19.1*	Insider Trading Compliance Program and Policy Statement, dated June 20, 2024.
21*	List of Subsidiaries of the Company.
23.1*	Consent of Grant Thornton LLP
23.2*	Consent of Deloitte & Touche LLC
31.1*	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
97.1*	Incentive-Based Compensation Recoupment Policy, dated August 21, 2023.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______________________________

+	Management compensatory contract, arrangement or plan required to be filed as an exhibit pursuant to Item 15(b) of this report.
*	Filed herewith.
**	Furnished herewith.
#	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC on request.
¥	Certain portions of this exhibit were redacted pursuant to Item 601(b)(2)(ii) of Regulation S-K.
◊	Certain portions of this exhibit were redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.