Form 10-Q
period 2026-10-02
AVIAT NETWORKS, INC.
filed 2026-11-10
CIK 1377789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2026
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
(512) 265-3680
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 3, 2026 was 12,913,812.

AVIAT NETWORKS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended October 2, 2026

PART I.     FINANCIAL INFORMATION
Item 1.Financial Statements
AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	October 2, 2026	September 26, 2025
Revenues:
Product sales	$71,623	$75,084
Services	30,346	32,236
Total revenues	101,969	107,320
Cost of revenues:
Product sales	53,672	52,687
Services	18,139	18,970
Total cost of revenues	71,811	71,657
Gross profit	30,158	35,663
Operating expenses:
Research and development	7,143	7,098
Selling and administrative	22,136	23,376
Total operating expenses	29,279	30,474
Operating income	879	5,189
Interest expense, net	1,878	1,712
Other expense, net	1,304	973
(Loss) income before income taxes	(2,303)	2,504
Provision for income taxes	512	2,342
Net (loss) income	$(2,815)	$162

Net (loss) income per share of common stock outstanding:
Basic	$(0.22)	$0.01
Diluted	$(0.22)	$0.01
Weighted-average shares outstanding:
Basic	12,822	12,760
Diluted	12,822	12,976

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
(In thousands)	October 2, 2026	September 26, 2025
Net (loss) income	$(2,815)	$162
Other comprehensive income (loss):
Net change in cumulative translation adjustments	127	(909)
Comprehensive loss	$(2,688)	$(747)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)	October 2, 2026	July 3, 2026
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$55,435	$72,844
Accounts receivable, net of allowances of $6,281 and $5,940	175,958	192,245
Unbilled receivables	75,115	82,125
Inventories	66,254	69,005
Other current assets	25,761	23,026
Total current assets	398,523	439,245
Property, plant and equipment, net	18,091	18,776
Goodwill	19,360	19,411
Intangible assets, net	22,783	23,574
Deferred income taxes	83,151	82,064
Right-of-use assets	4,348	2,001
Other assets	12,365	13,891
Total assets	$558,621	$598,962
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$93,286	$119,500
Accrued expenses	32,484	34,125
Operating lease liabilities	737	442
Advance payments and unearned revenue	55,960	59,943
Other current liabilities	1,076	1,243
Current portion of long-term debt	9,052	7,900
Total current liabilities	192,595	223,153
Long-term debt	76,837	89,100
Unearned revenue	10,148	9,017
Long-term operating lease liabilities	3,759	1,739
Reserve for uncertain tax positions	5,582	5,260
Deferred income taxes	3,304	3,305
Total liabilities	292,225	331,574
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50.0 million shares authorized, none issued	—	—
Common stock, $0.01 par value, 300.0 million shares authorized, 12.9 million and 12.8 million shares issued and outstanding as of October 2, 2026 and July 3, 2026, respectively	130	129
Treasury stock 0.4 million and 0.4 million shares as of October 2, 2026 and July 3, 2026, respectively	(9,819)	(9,744)
Additional paid-in-capital	873,851	872,081
Accumulated deficit	(577,448)	(574,633)
Accumulated other comprehensive loss	(20,318)	(20,445)
Total stockholders’ equity	266,396	267,388
Total liabilities and stockholders’ equity	$558,621	$598,962

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	October 2, 2026	September 26, 2025
Operating Activities
Net (loss) income	$(2,815)	$162
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation of property, plant and equipment	1,334	463
Amortization of intangible assets	713	719
Provision for uncollectible receivables	341	1,421
Share-based compensation	2,197	1,555
Deferred taxes	(1,063)	(270)
Inventory write-downs	434	75
Non-cash lease expense	206	378
Net loss on marketable securities	—	17
Other non-cash operating activities, net	68	61
Changes in operating assets and liabilities:
Accounts receivable	15,770	(1,656)
Unbilled receivables	6,913	(3,698)
Inventories	2,275	30
Accounts payable	(25,648)	(5,889)
Accrued expenses	(1,338)	(4,126)
Advance payments and unearned revenue	(2,719)	194
Income taxes payable	(518)	687
Other assets and liabilities	(2,451)	(1,865)
Net cash used in operating activities	(6,301)	(11,742)
Investing Activities
Purchase of property, plant and equipment	(904)	(1,727)
Net cash used in investing activities	(904)	(1,727)
Financing Activities
Proceeds from revolver	30,000	25,000
Repayments of revolver	(40,000)	(25,000)
Proceeds from term loan	—	20,000
Repayments of term loan	(1,153)	(938)
Payments of deferred financing costs	—	(203)
Payments for repurchase of common stock - treasury shares	(75)	—
Payments for taxes related to net settlement of equity awards	(451)	(565)
Proceeds from issuance of common stock under employee stock plans	25	210
Net cash (used in) provided by financing activities	(11,654)	18,504
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	120	79
Net (decrease) increase in cash, cash equivalents, and restricted cash	(18,739)	5,114
Cash, cash equivalents, and restricted cash, beginning of period	74,709	62,013
Cash, cash equivalents, and restricted cash, end of period	$55,970	$67,127

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended October 2, 2026
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	Shares	$ Amount
Balance as of July 3, 2026	12,797	$129	397	$(9,744)	$872,081	$(574,633)	$(20,445)	$267,388
Net loss	—	—	—	—	—	(2,815)	—	(2,815)
Other comprehensive income	—	—	—	—	—	—	127	127
Issuance of common stock under employee stock plans	120	1	—	—	24	—	—	25
Shares withheld for taxes related to vesting of equity awards	(22)	—	—	—	(451)	—	—	(451)
Stock repurchase	(4)	—	4	(75)	—	—	—	(75)
Share-based compensation	—	—	—	—	2,197	—	—	2,197
Balance as of October 2, 2026	12,891	$130	401	$(9,819)	$873,851	$(577,448)	$(20,318)	$266,396

	Three Months Ended September 26, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
(In thousands)	Shares	$ Amount	Shares	$ Amount
Balance as of June 27, 2025	12,740	$127	246	$(7,076)	$866,119	$(577,172)	$(18,815)	$263,183
Net income	—	—	—	—	—	162	—	162
Other comprehensive loss	—	—	—	—	—	—	(909)	(909)
Issuance of common stock under employee stock plans	87	1	—	—	209	—	—	210
Shares withheld for taxes related to vesting of equity awards	(25)	—	—	—	(565)	—	—	(565)
Share-based compensation	—	—	—	—	1,555	—	—	1,555
Balance as of September 26, 2025	12,802	$128	246	$(7,076)	$867,318	$(577,010)	$(19,724)	$263,636

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

AVIAT NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. The Company and Basis of Presentation
The Company
Aviat Networks, Inc. (“Aviat,” the “Company,” “we,” “us,” and “our”) designs and sells wireless transport and access networking solutions and services that enable mission-critical and business-critical communications networks. The Company serves mobile and fixed service providers, private network operators, utility and transportation companies, public safety organizations, government agencies, and other enterprise customers worldwide. Aviat’s products include broadband wireless access solutions, microwave networking systems, and related software and services used for network access, backhaul, trunking, and transport applications, supporting new network deployments, network expansion, and capacity upgrades.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information, and Aviat has made estimates, assumptions and judgments affecting the amounts reported in its unaudited condensed consolidated financial statements and the accompanying notes, as discussed in greater detail below. Accordingly, the statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements. In the opinion of the Company’s management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of its financial position, results of operations and cash flows for such periods. The results for the three months ended October 2, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year or future operating periods. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and footnotes thereto included in Aviat’s Annual Report on Form 10-K for the fiscal year ended July 3, 2026.
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated. Certain amounts in the financial statements have been reclassified for comparative purposes to conform to the current period financial statement presentation.
Aviat’s fiscal year includes 52 or 53 weeks and ends on the Friday nearest to June 30. The three months ended October 2, 2026 and September 26, 2025 both consisted of 13 weeks. Fiscal year 2027 contains 52 weeks and will end on July 2, 2027. Fiscal year 2026 contained 53 weeks and ended on July 3, 2026.
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
Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies as of and for the three months ended October 2, 2026, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2026.

Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU enhances the transparency and usefulness of income tax information through improvements to disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 became effective for the Company’s annual reporting beginning in fiscal 2026. The Company prospectively adopted ASU 2023-09 for the year ended July 3, 2026.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly presented to the chief operating decision maker. The disclosures required under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 became effective for the Company’s annual reporting beginning in fiscal 2025 and for interim periods beginning in fiscal 2026. The Company adopted ASU 2023-07 for the year ended June 27, 2025. The adoption of this standard does not have a material impact on the Company’s consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for the Company’s annual reporting beginning in fiscal 2028 and for interim periods beginning in fiscal 2029. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and disclosures.
The Company considers the applicability and impact of all ASUs issued by the FASB. The Company determined at this time that all other ASUs issued but not yet adopted are either not applicable or are expected to have a minimal impact on its financial position and results of operations.
Note 2. Net (Loss) Income Per Share of Common Stock
The following table presents the computation of basic and diluted net (loss) income per share:

	Three Months Ended
(In thousands, except per share amounts)	October 2, 2026	September 26, 2025
Numerator:
Net (loss) income	$(2,815)	$162

Denominator:
Weighted-average shares outstanding, basic	12,822	12,760
Effect of potentially dilutive equivalent shares	—	216
Weighted-average shares outstanding, diluted	12,822	12,976

Net (loss) income per share of common stock outstanding:
Basic	$(0.22)	$0.01
Diluted	$(0.22)	$0.01

The following table summarizes the weighted-average equity awards that were excluded from the diluted net (loss) income per share calculations since they were anti-dilutive:

	Three Months Ended
(In thousands)	October 2, 2026	September 26, 2025
Stock options	271	278
Restricted stock units and performance stock units	245	80
Total shares of common stock excluded	516	358

Note 3. Revenue Recognition
Contract Balances

(In thousands)	October 2, 2026	July 3, 2026
Contract assets
Accounts receivable, net	$175,958	$192,245
Unbilled receivables	75,115	82,125
Capitalized commissions	2,299	2,595
Contract liabilities
Advance payments and unearned revenue	$55,960	$59,943
Unearned revenue, long-term	10,148	9,017
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
As of October 2, 2026, the Company reported $66.1 million in advance payments and unearned revenue and long-term unearned revenue, of which approximately 85% is expected to be recognized as revenue in the next twelve months and the remainder thereafter. Approximately $19.6 million of revenue was recognized during the three months ended October 2, 2026, which was included in advance payments and unearned revenue at July 3, 2026.
Remaining Performance Obligations
The aggregate amount of transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $131.4 million at October 2, 2026 relating to long-term field service projects. Of this amount, we expect to recognize approximately 50% as revenue during the next 12 months, 45% during the next 12 to 24 months, and the remaining 5% to be recognized thereafter.
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

Note 4. Balance Sheet Components
Cash, Cash Equivalents, and Restricted Cash
The following provides a summary of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that reconciles to the corresponding amount in the unaudited condensed consolidated statements of cash flows:

(In thousands)	October 2, 2026	July 3, 2026
Cash and cash equivalents	$55,435	$72,844
Restricted cash included in long-term other assets	535	1,865
Total cash, cash equivalents, and restricted cash	$55,970	$74,709
Inventories

(In thousands)	October 2, 2026	July 3, 2026
Finished products	$38,757	$40,802
Raw materials and supplies	26,257	27,278
Customer service inventories	1,240	925
Total inventories	$66,254	$69,005
Consigned inventories included within raw materials and supplies	$19,504	$20,745

The Company records charges to adjust inventories due to excess and obsolete inventory resulting from lower sales forecasts, product transitioning or discontinuance. The charges incurred during the three months ended October 2, 2026 and September 26, 2025 were included in cost of product sales as follows:

	Three Months Ended
(In thousands)	October 2, 2026	September 26, 2025
Excess and obsolete inventory	$464	$62
Customer service inventory write-downs	152	13
Total charges	$616	$75

Property, Plant and Equipment, net

(In thousands)	October 2, 2026	July 3, 2026
Buildings and leasehold improvements	$2,086	$2,086
Software and equipment	83,299	82,648
Total property, plant and equipment, gross	85,385	84,734
Less: accumulated depreciation	(67,294)	(65,958)
Total property, plant and equipment, net	$18,091	$18,776

Included in the total property, plant and equipment, gross were $4.5 million and $9.5 million of assets in progress which have not been placed in service as of October 2, 2026 and July 3, 2026, respectively.
Depreciation expense related to property, plant and equipment was $1.3 million and $0.5 million for the three months ended October 2, 2026 and September 26, 2025, respectively.
Accrued Expenses

(In thousands)	October 2, 2026	July 3, 2026
Taxes	$10,892	$12,734
Compensation and benefits	9,130	9,477
Warranties	2,931	3,282
Other	9,531	8,632
Total accrued expenses	$32,484	$34,125
The Company accrues for the estimated cost to repair or replace products under warranty. Changes in the warranty liability were as follows:

	Three Months Ended
(In thousands)	October 2, 2026	September 26, 2025
Balance as of the beginning of the period	$3,282	$3,352
Warranty provision recorded during the period	132	769
Consumption during the period	(483)	(579)
Balance as of the end of the period	$2,931	$3,542
Advance Payments and Unearned Revenue

(In thousands)	October 2, 2026	July 3, 2026
Advance payments	$10,783	$18,490
Unearned revenue	45,177	41,453
Total advance payments and unearned revenue	$55,960	$59,943
Excluded from the balances above are $10.1 million and $9.0 million in long-term unearned revenue as of October 2, 2026 and July 3, 2026, respectively.

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
The estimated fair values and valuation input levels of assets and liabilities that are measured at fair value on a recurring basis as of October 2, 2026 and July 3, 2026 were as follows:

(In thousands)	October 2, 2026	July 3, 2026	Valuation Inputs
Assets:
Cash and cash equivalents:
Money market funds	$1,018	$889	Level 1
Bank certificates of deposit	1,965	2,054	Level 2
Marketable securities	379	379	Level 1
Items are classified within Level 1 if quoted prices are available in active markets. The Company’s Level 1 items are primarily money market funds and marketable securities. As of October 2, 2026 and July 3, 2026, the money market funds were valued at $1.00 net asset value per share.
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
Note 6. Credit Facility and Debt
The Company entered into a Secured Credit Facility Agreement (the “Credit Facility”), dated May 9, 2023, amended as of November 22, 2023, October 18, 2024 and August 28, 2025, with Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender and Wells Fargo Securities, LLC, Citigroup Global Markets Inc., and Regions Capital Markets as lenders. On August 28, 2025, the Company entered into an amendment under the Credit Facility to increase the Term Loan and Revolver commitments by $20.0 million for each instrument. The Credit Facility provides for a $95.0 million revolving credit facility (the “Revolver”) and a $95.0 million Term Loan Facility (the “Term Loan”) with a maturity date of October 18, 2029. The $95.0 million Revolver can be borrowed with a $20.0 million sub-limit for letters of credit, and a $10.0 million swingline loan sub-limit.
As of October 2, 2026, the available credit under the Revolver was $88.1 million, reflecting the available limit of $95.0 million less outstanding letters of credit of $6.9 million. The Company borrowed $30.0 million and repaid $40.0 million against the Revolver during the three months ended October 2, 2026. There were no outstanding borrowings under the Revolver as of October 2, 2026. The Company repaid $1.2 million against the Term Loan during the three months ended October 2, 2026.

The following summarizes the Company’s outstanding long-term debt as of October 2, 2026 and July 3, 2026:

(In thousands)	October 2, 2026	July 3, 2026
Term loan	$86,426	$87,578
Revolver	—	10,000
Less: unamortized deferred financing costs	(537)	(578)
Total debt	85,889	97,000
Less: current portion of long-term debt	(9,052)	(7,900)
Total long-term debt	$76,837	$89,100
Outstanding borrowings under the Credit Facility bear interest at either: (a) Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly. As of October 2, 2026, the applicable margin on Adjusted Term SOFR and Base Rate borrowings was 2.75% and 1.75%, respectively. The effective rate of interest on the outstanding Term Loan borrowings as of October 2, 2026 and July 3, 2026 was 6.8% and 6.5%, respectively.
The Credit Facility requires the Company and its subsidiaries to maintain a fixed charge coverage ratio to be greater than 1.25 to 1.00 as of the last day of any fiscal quarter of the Company. The Credit Facility also requires that the Company maintain a maximum leverage ratio of 3.00 times EBITDA, with a step-down to 2.75 times EBITDA after four full quarters, and 2.50 times EBITDA after eight full quarters. The current maximum leverage ratio requirement is 2.75 times EBITDA. The Credit Facility contains customary affirmative and negative covenants, including, among others, covenants limiting the ability of the Company and its subsidiaries to dispose of assets, permit a change in control, merge or consolidate, make acquisitions, incur indebtedness, grant liens, make investments, make certain restricted payments, and enter into transactions with affiliates, in each case subject to customary exceptions. As of October 2, 2026, the Company was in compliance with all financial covenants contained in the Credit Facility.
As of October 2, 2026, scheduled maturities of outstanding Term Loan borrowings by fiscal year are as follows:

(In thousands)
Remainder of 2027	$6,914
2028	10,947
2029	8,643
2030	59,922
2031	—
Total	$86,426
Note 7. Restructuring
The following table summarizes restructuring related activities during the three months ended October 2, 2026:

(In thousands)	Employee Severance and Benefits
Balance as of July 3, 2026	$1,205
Charges, net	—
Cash payments	(129)
Balance as of October 2, 2026	$1,076
As of October 2, 2026, the accrued restructuring balance of $1.1 million was included in other current liabilities on the unaudited condensed consolidated balance sheets. Included in the above were positions identified for termination that have not been executed from a restructuring perspective. As of October 2, 2026, we expect all restructuring activities to be substantially complete by the end of fiscal 2027. The remaining accrual primarily relates to severance and other employee-related obligations associated with actions previously announced.

Fiscal 2027 Activity
Fiscal 2027 activity consists of cash payments made by the Company relating to employee severance and benefit obligations from previously approved restructuring initiatives.
Fiscal 2026 Plan
During fiscal 2026, the Company’s Board of Directors approved restructuring plans, primarily associated with reductions in workforce in certain of the Company’s operations to optimize skill sets and align cost structure. In addition, restructuring charges also consisted of a $0.3 million early lease termination charge during the year.
Note 8. Stockholders’ Equity
Stock Repurchase Program
In November 2021, the Company’s Board of Directors approved a stock repurchase program to purchase up to $10.0 million of the Company’s common stock. As of October 2, 2026, $3.6 million remains available and Aviat may choose to suspend or discontinue the repurchase program at any time. Repurchased shares are recorded as treasury stock. During the first quarter of fiscal 2027, the Company did not repurchase any shares of its common stock.

Stock Incentive Programs
As of October 2, 2026, the Company had one active stock incentive plan for its employees and non-employee directors, the 2018 Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the issuance of share-based awards in the form of stock options, stock appreciation rights, restricted stock awards and units, and performance share awards and units.
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
During the three months ended October 2, 2026, the Company granted 146,293 restricted stock units and 224,496 performance share awards.
The Company recognizes compensation cost for share-based payment awards on a straight-line basis over the requisite service period. For awards with a performance condition vesting feature, share-based compensation costs are recognized when achievement of the performance conditions is considered probable. Forfeitures are recognized as they occur.
Total compensation expense for share-based awards included in the unaudited condensed consolidated statements of operations was as follows:

	Three Months Ended
(In thousands)	October 2, 2026	September 26, 2025
By Expense Category:
Cost of revenues	$9	$33
Research and development	113	71
Selling and administrative	2,075	1,451
Total share-based compensation expense	$2,197	$1,555
By Type of Award:
Options	$83	$192
Restricted stock	947	954
Performance shares	1,167	409
Total share-based compensation expense	$2,197	$1,555
As of October 2, 2026, compensation expense related to stock options granted was fully recognized. As of October 2, 2026, there was $6.6 million and $6.8 million of total unrecognized compensation expense related to non-vested restricted stock and performance shares, respectively. These costs are expected to be recognized over a weighted-average period of 1.91 years and 2.19 years for non-vested restricted stock and performance shares, respectively.
Note 9. Segment and Geographic Information
Aviat operates in one reportable business segment: the design and sale of wireless transport and access networking solutions and services that enable mission-critical and business-critical communications networks. Aviat conducts business globally and its sales and support activities are managed on a geographic basis. The Company’s Chief Executive Officer (“CEO”) is the Chief Operating Decision Maker (the “CODM”). The CODM manages the business primarily by function globally and reviews financial information on a consolidated basis, accompanied by disaggregated information about revenues by geographic region, for purposes of allocating resources and evaluating financial performance. The profitability of geographic regions is not a determining factor in allocating resources and the CODM does not evaluate profitability below the level of the consolidated company. Significant segment expenses are not analyzed by segment within the Company’s internal reporting. Significant segment expenses are presented in Aviat’s consolidated statement of operations.
The Company reports revenue by region and country based on the location where its customers accept delivery of products and services. Revenue by region for the three months ended October 2, 2026 and September 26, 2025 was as follows:

	Three Months Ended
(In thousands)	October 2, 2026	September 26, 2025
North America	$49,227	$52,647
Africa and the Middle East	14,387	12,796
Europe	7,807	7,560
Latin America and Asia Pacific	30,548	34,317
Total revenue	$101,969	$107,320

Revenue by country comprising more than 10% of total revenue for the three months ended October 2, 2026 and September 26, 2025 was as follows:

	Three Months Ended
(In thousands)	October 2, 2026	September 26, 2025
United States	$45,637	$51,335
India	10,879	13,788
Other international	45,453	42,197
Total	$101,969	$107,320

Long-lived assets, consisting primarily of net property, plant and equipment and operating lease right-of-use assets, by geographic areas based on physical location as of October 2, 2026 and July 3, 2026 were as follows:

(In thousands)	October 2, 2026	July 3, 2026
Slovenia	$9,170	$9,389
United States	4,707	4,226
New Zealand	3,988	2,428
Singapore	2,516	2,619
Other countries	2,058	2,115
Total	$22,439	$20,777
Note 10. Income Taxes
The Company’s effective tax rate varies from the U.S. federal statutory rate of 21% primarily due to state taxes, losses in certain jurisdictions for which no tax benefit can be recognized, stock-based compensation and foreign operations that are subject to income taxes at different statutory rates. During interim periods, tax expense or benefit are accrued for jurisdictions that are anticipated to be profitable for fiscal 2027.
The determination of income taxes for the three months ended October 2, 2026 and September 26, 2025 was based on the Company’s estimated annual effective tax rate adjusted for losses in certain jurisdictions for which no tax benefit can be recognized. The tax expense for the three months ended October 2, 2026 was primarily related to U.S. and profitable foreign subsidiaries. The tax expense for the three months ended September 26, 2025 was primarily related to U.S. and profitable foreign subsidiaries.
The Company files income tax returns in the U.S., Singapore, and various state and foreign jurisdictions. The Company is currently under examination in certain jurisdictions. The Company remains subject to potential audits in the U.S. for fiscal years after 2022, and in Singapore for fiscal years after 2021. Additionally, all net operating losses and tax credits generated to date in these two jurisdictions are subject to adjustment.
Interest and penalties related to unrecognized tax benefits are accounted for as part of the provision for federal, foreign, and state income taxes. Such interest expense was not material for the three months ended October 2, 2026 and September 26, 2025.
On March 11, 2021, the U.S. enacted the American Rescue Plan Act of 2021 (“ARPA”) which expanded Section 162(m) of the Internal Revenue Code of 1986, as amended to cover the next five most highly compensated employees for the taxable year, in addition to the “covered employees,” effective for taxable years beginning after December 31, 2026. The Company will continue to examine the elements of the ARPA and the impact it may have on future business.
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

Note 11. Commitments and Contingencies
Purchase Orders and Other Commitments
From time to time in the normal course of business, the Company may enter into purchasing agreements with its suppliers that require the Company to accept delivery of and remit full payment for (i) finished products that it has ordered, (ii) finished products that it requested be held as safety stock, and (iii) work in process started on its behalf, in the event it cancels or terminates the purchasing agreement. Because these agreements do not specify fixed or minimum quantities, do not specify minimum or variable price provisions, and do not specify the approximate timing of the transaction, and the Company has no present intention to cancel or terminate any of these agreements, the Company currently does not believe that it has any future liability under these agreements. As of October 2, 2026, the Company had outstanding purchase obligations with its suppliers or contract manufacturers of $119.4 million. In addition, the Company had purchase obligations of approximately $6.8 million associated with software as a service and software maintenance support.
Financial Guarantees and Commercial Commitments
Guarantees issued by banks, insurance companies, or other financial institutions are contingent commitments issued to guarantee performance under borrowing arrangements, such as bank overdraft facilities, tax and customs obligations, and similar transactions, or to ensure performance under customer or vendor contracts. The terms of the guarantees are generally equal to the remaining term of the related debt or other obligations and are generally limited to two years or less. As of October 2, 2026, the Company had no guarantees applicable to its debt arrangements.
The Company has entered into commercial commitments in the normal course of business including surety bonds, standby letters of credit agreements, and other arrangements with financial institutions primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers. As of October 2, 2026, the Company had commercial commitments outstanding of $33.3 million, that were not recorded on the unaudited condensed consolidated balance sheets. The Company does not believe, based on historical experience and information currently available, that it is probable that any significant amounts will be required to be paid on these performance guarantees in the future.
The following table presents details of the Company’s commercial commitments:

(In thousands)	October 2, 2026
Letters of credit	$6,868
Bonds	26,427
Total	$33,295
Indemnifications
Under the terms of substantially all of the Company’s license agreements, it has agreed to defend and pay any final judgment against its customers arising from claims against such customers that the Company’s products infringe the intellectual property rights of a third party. As of October 2, 2026, the Company has not received any notice that any customer is subject to an infringement claim arising from the use of its products; the Company has not received any request to defend any customers from infringement claims arising from the use of its products; and the Company has not paid any final judgment on behalf of any customer related to an infringement claim arising from the use of its products. Because the outcome of infringement disputes is related to the specific facts of each case and given the lack of previous or current indemnification claims, the Company cannot estimate the maximum amount of potential future payments, if any, related to its indemnification provisions. As of October 2, 2026, the Company had not recorded any liabilities related to these indemnifications.

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
On August 13, 2025 and October 21, 2025, NEC Corporation (“NEC”) issued letters of arbitration to the Company originally demanding $19.0 million of additional component purchases, which the Company believes is unfounded and not required under the Manufacturing and Supply Agreement between the Company and NEC (the “MSA”). NEC further demanded the escrow under the Purchase Agreement which Aviat counter-claimed for the same escrow funds. The NEC arbitration letters also included a demand for payment of the outstanding accounts payable balances which are reflected in Accounts payable of the Company’s consolidated balance sheets and disclosed in Note 13. Related Party Transactions. As of October 2, 2026, the Company cannot predict the outcome of these matters and is asserting certain counterclaims and continues to work through the arbitration process. As such, no loss accrual is deemed necessary. The Company will continue to evaluate the proceedings and the expected outcome of this matter.
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
In March 2016, an enforcement action by the Indian Department of Revenue, Ministry of Finance was brought against Aviat’s subsidiary Aviat Networks (India) Private Limited (“Aviat India”) relating to the non-realization of intercompany receivables and non-payment of intercompany payables, which originated from 1999 to 2012, within the time frames dictated by the Indian regulations under the Foreign Exchange Management Act. In November 2017, the Indian Department of Revenue, Ministry of Finance also initiated a similar action against Telsima Communications Private Limited (“Telsima India”), a subsidiary of the Company, relating to the non-realization of intercompany receivables and non-payment of intercompany payables which originated from the period prior to the acquisition of Telsima India in February 2009. In September 2019, the directors of Aviat India appeared before the Ministry of Finance Enforcement Directorate. The Company appeared before the Joint Director of Enforcement to review the transactions at issue in March 2024, and again on May 22, 2025 to provide additional information. No subsequent hearing date has been scheduled as of October 2, 2026. The Company has accrued an immaterial amount representing the estimated probable loss for which it would settle the matter. The Company currently cannot form an estimate of the range of loss in excess of its amounts already accrued. If the outcome of this matter is greater than the current immaterial amount accrued, the Company intends to dispute it vigorously.
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
Note 12. Goodwill and Intangible Assets
The following presents details of goodwill and intangible assets:

(In thousands)	October 2, 2026	July 3, 2026
Goodwill	$19,360	$19,411

The Company performs its annual goodwill impairment test on the first day of its fourth fiscal quarter. No indicators of impairment were identified during the current period that required the Company to perform an interim assessment or recoverability test.

(In thousands, except useful life)	Useful life in Years	October 2, 2026	July 3, 2026
Intangible assets:
Technology	7	$4,866	$4,888
Patents	10	690	690
Customer relationships	10 — 15	23,501	23,590
Trade names	3 — 16	1,608	1,611
Total gross intangible assets		$30,665	$30,779
Accumulated amortization		(7,882)	(7,205)
Total net intangible assets		$22,783	$23,574

Amortization of finite-lived intangibles was $0.7 million and $0.7 million for the three months ended October 2, 2026 and September 26, 2025, respectively, and is included in selling and administrative expenses. There were no impairment charges recorded for the three months ended October 2, 2026.
As of October 2, 2026, the estimated future amortization expense of finite-lived intangible assets is as follows (in thousands):

Remainder of 2027	$2,110
2028	2,721
2029	2,721
2030	2,721
2031	2,436
Thereafter	10,074
Total	$22,783

Note 13. Related Party Transactions
NEC Corporation
On May 9, 2023, the Company entered into a Master Sale of Business Agreement (as amended on November 30, 2023, the “Purchase Agreement”) with NEC to acquire NEC’s wireless transport business (the “NEC Transaction”). On November 30, 2023, the Company completed the NEC Transaction. A portion of the total consideration in the NEC Transaction included the issuance of 736,750 shares of the Company’s common stock to NEC. The Company and NEC entered into a Registration Rights and Lock-Up Agreement, restricting NEC’s ability to transfer shares (the “Lock-Up”), except for certain limited exceptions as provided in the Registration Rights and Lock-Up Agreement, until one day after the one-year anniversary of the acquisition date (the “Initial Lock-Up Expiration Date”). Starting one day after the Initial Lock-Up Expiration Date, one-twelfth of the issued shares were released from the Lock-Up each month, such that all issued shares were released from Lock-Up by the two-year anniversary of the acquisition date. The Lock-Up expired on November 30, 2025. As of October 2, 2026, NEC held approximately 5.7% of the Company’s outstanding common stock.
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
The MSA included arrangements for NEC to manufacture and supply Pasolink products on behalf of and to the Company and its customers. The licensing agreements include arrangements where the Company grants NEC a non-exclusive license to certain Pasolink trademarks in Japan, and NEC grants the Company a non-exclusive, worldwide (excluding Japan) license to certain NEC IP, including mobile backhaul-related patents. The licensing agreements are royalty-free and perpetual.
A summary of the related party activity between the Company and NEC is as follows:

	Three Months Ended
(In thousands)	October 2, 2026	September 26, 2025
Revenue	$219	$560
Purchase of inventories	14	5,356
The Company’s outstanding related party balances with NEC included in the unaudited condensed consolidated balance sheets are as follows:

(In thousands)	October 2, 2026	July 3, 2026
Accounts receivable, net	$3,047	$3,779
Accounts payable	14,963	18,484

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
See “Item 1A. Risk Factors” in the Company’s fiscal 2026 Annual Report on Form 10-K filed with the SEC on August 27, 2026 for more information regarding factors that may cause its results to differ materially from those expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q.
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

Overview of Business; Operating Environment and Key Factors Impacting Fiscal 2027 and 2026 Results
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Aviat’s results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited condensed consolidated financial statements and accompanying notes. In the discussion herein, the fiscal year ending July 2, 2027 is referred to as “fiscal 2027” or “2027” and the fiscal year ended July 3, 2026 is referred to as “fiscal 2026” or “2026.”

Overview
Aviat is a global supplier of microwave networking and access networking solutions, backed by an extensive suite of professional services and support. Aviat designs and sells wireless transport and access networking solutions and services that enable mission-critical and business-critical communications networks. Aviat has more than 3,000 customers and significant relationships with global service providers and private network operators. Aviat’s North America manufacturing base consists of a combination of contract manufacturing and assembly and testing operated in Austin, Texas by Aviat. Additionally, Aviat utilizes contract manufacturers based in Asia for much of its international equipment demand. Aviat’s technology is underpinned by more than 370 patents. Aviat competes on the basis of Total Cost of Ownership (“TCO”), microwave radio expertise and solutions for mission critical communications.
Operations Review
The market for mobile backhaul continued to be the Company’s primary addressable market segment globally in the first three months of fiscal 2027. In international markets, the Company’s business continued to rely on a combination of customers increasing their capacity to handle subscriber growth and the ongoing build-out of some large long-term evolution (“LTE”) and 5G deployments. Aviat’s position continues to be to support its customers for 5G and LTE readiness and ensure that its technology roadmap is well aligned with evolving market requirements. Aviat’s strength in turnkey and after-sale support services is a differentiating factor that wins business for the Company and enables it to expand its business with existing customers. Additionally, Aviat operates an e-commerce on-line platform, Aviat Store, that provides low-cost services, a simple experience, and fast delivery to mobile operators and private network customers.
Revenue
The Company manages its sales activities primarily on a geographic basis in North America and three international geographic regions: (1) Africa and the Middle East, (2) Europe, and (3) Latin America and Asia Pacific. Revenue by region for the three months ended October 2, 2026 and September 26, 2025 and the related changes were as follows:

	Three Months Ended
(In thousands, except percentages)	October 2, 2026	September 26, 2025	$ Change	% Change
North America	$49,227	$52,647	$(3,420)	(6.5)%
Africa and the Middle East	14,387	12,796	1,591	12.4%
Europe	7,807	7,560	247	3.3%
Latin America and Asia Pacific	30,548	34,317	(3,769)	(11.0)%
Total revenue	$101,969	$107,320	$(5,351)	(5.0)%
Revenue in North America decreased by $3.4 million during the first quarter of fiscal 2027 compared with the same period of fiscal 2026 primarily due to a 9% decrease in equipment sales, partially offset by a 21% increase in software and licenses.
Revenue in Africa and the Middle East increased by $1.6 million during the first quarter of fiscal 2027 compared with the same period of fiscal 2026 primarily due to increases in software & licenses and field services, which increased 85% and 39%, respectively.
Revenue in Europe increased by $0.2 million during the first quarter of fiscal 2027 compared with the same period of fiscal 2026 primarily due to increases in field services of $1.0 million, partially offset by decreases in equipment sales of $0.8 million.
Revenue in Latin America and Asia Pacific decreased by $3.8 million during the first quarter of fiscal 2027 compared with the same period of fiscal 2026 primarily due to lower demand for software and licenses and field services of 47% and 28%, respectively, partially offset by an increase in equipment sales of 19%.

Gross Margin

	Three Months Ended
(In thousands, except percentages)	October 2, 2026	September 26, 2025	$ Change	% Change
Revenue	$101,969	$107,320	$(5,351)	(5.0)%
Cost of revenue	71,811	71,657	154	0.2%
Gross margin	$30,158	$35,663	$(5,505)	(15.4)%
% of revenue	29.6%	33.2%
Product margin %	25.1%	29.8%
Service margin %	40.2%	41.2%
Gross margin for the first quarter of fiscal 2027 decreased by $5.5 million compared with the same quarter of fiscal 2026 primarily due to sales volumes and the mix of product and service offerings.
Research and Development

	Three Months Ended
(In thousands, except percentages)	October 2, 2026	September 26, 2025	$ Change	% Change
Research and development	$7,143	$7,098	$45	0.6%
% of revenue	7.0%	6.6%
Research and development expenses remained relatively consistent for the three months ended October 2, 2026 compared with the same period in fiscal 2026.
Selling and Administrative

	Three Months Ended
(In thousands, except percentages)	October 2, 2026	September 26, 2025	$ Change	% Change
Selling and administrative	$22,136	$23,376	$(1,240)	(5.3)%
% of revenue	21.7%	21.8%
Selling and administrative expenses decreased by $1.2 million for the first quarter of fiscal 2027 compared with the same quarter of fiscal 2026 primarily due to lower administrative costs and cost management initiatives.
Interest Expense, net

	Three Months Ended
(In thousands, except percentages)	October 2, 2026	September 26, 2025	$ Change	% Change
Interest expense, net	$1,878	$1,712	$166	9.7%
Interest expense, net increased by $0.2 million for the first quarter of fiscal 2027 compared with the same quarter of fiscal 2026 primarily due to interest incurred on term loan borrowings obtained during fiscal 2026.
Other Expense, net

	Three Months Ended
(In thousands, except percentages)	October 2, 2026	September 26, 2025	$ Change	% Change
Other expense, net	$1,304	$973	$331	34.0%
Other expense, net increased by $0.3 million for the first quarter of fiscal 2027 compared with the same quarter of fiscal 2026 primarily as a result of foreign exchange movement.

Income Taxes

	Three Months Ended
(In thousands, except percentages)	October 2, 2026	September 26, 2025	$ Change	% Change
(Loss) income before income taxes	$(2,303)	$2,504	$(4,807)	(192.0)%
Provision for income taxes	$512	$2,342	$(1,830)	(78.1)%
The Company estimates its annual effective tax rate at the end of each quarterly period and records the tax effect of certain discrete items in the interim period in which they occur, including changes in judgment about uncertain tax positions and deferred tax valuation allowances.
The tax expense for the first three months of fiscal 2027 and fiscal 2026 were primarily attributable to U.S. and profitable foreign subsidiaries.
Liquidity, Capital Resources, and Financial Strategies
Sources of Cash
As of October 2, 2026, the Company’s total cash and cash equivalents were $55.4 million. Approximately $8.9 million was held in the United States. The remaining balance of $46.5 million, or 84%, was held outside the United States.
Operating Activities
Operating cash flows are presented as net (loss) income adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash used in operating activities was $6.3 million for the first three months of fiscal 2027, compared with $11.7 million in the prior year. The $5.4 million increase is primarily attributable to favorable changes in working capital, including collections of accounts receivable and decreases in unbilled receivables, partially offset by the timing of accounts payable payments.
Investing Activities
Net cash used in investing activities was $0.9 million for the first three months of fiscal 2027, compared to $1.7 million in the prior year. The $0.8 million decrease is primarily due to lower purchases of property, plant and equipment in the current year.
Financing Activities
Financing cash flows consist primarily of borrowings and repayments under the Company’s Credit Facility and proceeds from the exercise of employee stock options. Net cash used in financing activities was $11.7 million for the first three months of fiscal 2027, compared with net cash provided by financing activities of $18.5 million in the prior year. The $30.2 million decrease is primarily due to the absence of $20.0 million of term loan borrowings received in the prior year and net repayments under the revolving credit facility of $10.0 million in the current year.
As of October 2, 2026, the Company’s principal sources of liquidity consisted of $55.4 million in cash and cash equivalents, $96.7 million of available credit under its Credit Facility, and future collections of receivables from customers. On August 28, 2025, the Company entered into an amendment under the Credit Facility to increase the Term Loan and Revolver commitments by $20.0 million for each instrument. The Company regularly requires letters of credit from certain customers, and, from time to time, these letters of credit are discounted without recourse shortly after shipment occurs in order to meet immediate liquidity requirements and to reduce its credit and sovereign risk. Historically, the Company’s primary sources of liquidity have been cash flows from operations and credit facilities.
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

The Company borrowed $30.0 million and repaid $40.0 million against the Revolver during the first three months of fiscal 2027. There were no outstanding borrowings under the Revolver as of October 2, 2026. As of October 2, 2026, the Company had $86.4 million outstanding under its Term Loan. During the first three months of fiscal 2027, the Company repaid $1.2 million against the Term Loan. As of October 2, 2026, the Company was in compliance with all financial covenants contained in the Credit Facility.
Critical Accounting Estimates
For information about the Company’s critical accounting estimates, see the “Critical Accounting Estimates” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its fiscal 2026 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of doing business, the Company is exposed to risks associated with foreign currency exchange rates and changes in interest rates. The Company employs established policies and procedures governing the use of financial instruments to manage its exposure to such risks. Information about the Company’s market risk is presented in Part II, Item 7A in its fiscal 2026 Annual Report on Form 10-K. There have been no material changes to the Company’s market risk during the first three months of fiscal 2027.
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
From time to time, the Company enters into foreign exchange forward contracts to mitigate the change in fair value of specific non-functional currency assets and liabilities on the balance sheet. All balance sheet hedges are marked to market through earnings every period. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. The Company did not have any foreign exchange forward contracts outstanding as of October 2, 2026.
Certain of the Company’s international business are transacted in non-U.S. dollar (“USD”) currencies. From time to time, the Company utilizes foreign currency hedging instruments to minimize the currency risk of non-USD transactions. The impact of translating the assets and liabilities of foreign operations to USD is included as a component of stockholders’ equity. As of October 2, 2026 and July 3, 2026, the cumulative translation adjustment decreased stockholders’ equity by $20.3 million and $20.4 million, respectively.
Interest Rate Risk
The Company’s exposure to market risk for changes in interest rates relates primarily to its cash equivalents and borrowings under its Credit Facility. Refer to Note 6. Credit Facility and Debt of the Notes.
Exposure on Cash Equivalents
The Company had $55.4 million in total cash and cash equivalents as of October 2, 2026. Cash equivalents totaled $3.0 million as of October 2, 2026 and were comprised of money market funds and bank certificates of deposit. Cash equivalents have been recorded at fair value. Fair value is measured using inputs that fall into a three-level hierarchy that prioritizes the inputs used to measure fair value based on observability of such inputs. For more information on the fair value measurements of cash equivalents, refer to Note 5. Fair Value Measurements of Assets and Liabilities of the Notes.
The Company’s cash equivalents earn interest at fixed rates; therefore, changes in interest rates will not generate a gain or loss on these investments unless they are sold prior to maturity. A 10% change in interest rates on the Company’s cash equivalents is not expected to have a material impact on its financial position, results of operations, or cash flows.

Exposure on Borrowings
The Company borrowed $30.0 million and repaid $40.0 million against the Revolver during the first three months of fiscal 2027. There were no outstanding borrowings under the revolver as of October 2, 2026. As of October 2, 2026, the Company had $86.4 million outstanding under its Term Loan. During the first three months of fiscal 2027, the Company repaid $1.2 million against the Term Loan. As of October 2, 2026, the Company was in compliance with all financial covenants contained in the Credit Facility.
The Company’s borrowings under the current Credit Facility bear interest at either: (a) Adjusted Term SOFR plus the applicable margin; or (b) the Base Rate plus the applicable margin. The pricing levels for interest rate margins are determined based on the Consolidated Total Leverage Ratio as determined and adjusted quarterly. As of October 2, 2026, the applicable margin on Adjusted Term SOFR and Base Rate borrowings was 2.75% and 1.75%, respectively. The effective rate of interest on the outstanding Term Loan borrowings as of October 2, 2026 and July 3, 2026 was 6.8% and 6.5%, respectively.
A 10% change in interest rates is estimated to have a $0.1 million impact on annual interest expense on the Company’s outstanding long-term debt as of October 2, 2026.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our President and CEO, and Chief Financial Officer (“CFO”), completed an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of October 2, 2026. The Company’s CEO and CFO have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of October 2, 2026 to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, in a manner that allows for timely decisions regarding required disclosures and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls over Financial Reporting
There were no changes to our internal controls over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended October 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings
For a discussion of legal proceedings as of October 2, 2026, please refer to “Legal Proceedings” and “Contingent Liabilities” under Note 11. Commitments and Contingencies of the Notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which are incorporated into this item by reference.

Item 1A. Risk Factors
Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows, and financial condition set forth under “Item 1A, Risk Factors”, in our fiscal 2026 Annual Report on Form 10-K filed with the SEC on August 27, 2026.
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
In November 2021, the Company’s Board of Directors approved a stock repurchase program to purchase up to $10.0 million of the Company’s common stock. As of October 2, 2026, $3.6 million remains available and Aviat may choose to suspend or discontinue the repurchase program at any time. Repurchased shares are recorded as treasury stock.
During the first quarter of fiscal 2027, the Company did not repurchase any shares of its common stock.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended October 2, 2026, no officers or directors adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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
Date: November 10, 2026

By:	/s/ Andrew C. Schmidt
Andrew C. Schmidt Senior Vice President and Chief Financial Officer